Form 10-Q
period 1996-06-30
PUBLIC STORAGE PROPERTIES XI INC
filed 1996-08-13
CIK 866368

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from       to
                              ------   ------

Commission File Number 1-10709
                       -------

                       PUBLIC STORAGE PROPERTIES XI, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                               95-4300881
         ----------                                               ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

       701 Western Avenue
       Glendale, California                                         91201-2349
       --------------------                                         ----------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (818) 244-8080
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

The number of shares outstanding of the Company's classes of common stock as of June 30, 1996:

              1,836,837 shares of $.01 par value Series A shares
                184,453 shares of $.01 par value Series B shares 522,618 shares of $.01 par value Series C shares
                ------------------------------------------------

                                      INDEX




                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Condensed Balance Sheets at June 30, 1996
  and December 31, 1995                                                        2

Condensed Statements of Income for the three
  and six months ended June 30, 1996 and 1995                                  3

Condensed Statement of Shareholders' Equity for the
  six months ended June 30, 1996                                               4

Condensed Statements of Cash Flows for the
  six months ended June 30, 1996 and 1995                                      5

Notes to Condensed Financial Statements                                        6

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                              7-9


PART II.  OTHER INFORMATION                                                   10


                       PUBLIC STORAGE PROPERTIES XI, INC.
                            CONDENSED BALANCE SHEETS


                                                                                        June 30,            December 31,
                                                                                          1996                  1995
                                                                                  ---------------         ---------------
                                                                                    (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                          $   1,162,000          $    746,000
Rent and other receivables                                                                32,000                87,000
Prepaid expenses                                                                         123,000               268,000

Real estate facilities at cost:
     Building, land improvements and equipment                                        26,148,000            26,031,000
     Land                                                                             12,118,000            12,118,000
                                                                                     -----------           -----------
                                                                                      38,266,000            38,149,000
     Less accumulated depreciation                                                   (11,414,000)          (10,862,000)
                                                                                   -------------         -------------
                                                                                      26,852,000            27,287,000
                                                                                   -------------          ------------

Total assets                                                                        $ 28,169,000           $28,388,000
                                                                                    ============           ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                    $    559,000           $   609,000
Dividends payable                                                                        687,000               694,000
Advance payments from renters                                                            222,000               202,000

Shareholders' equity:
     Series A common, $.01 par value,
       2,828,989 shares authorized,
       1,836,837 shares issued and
       outstanding (1,856,337 shares
       issued and outstanding in 1995)                                                    19,000                19,000
     Convertible Series B common, $.01 par
       value, 184,453 shares authorized,
       issued and outstanding                                                              2,000                 2,000
     Convertible Series C common, $.01 par
       value, 522,618 shares authorized,
       issued and outstanding                                                              5,000                 5,000

     Paid-in-capital                                                                  32,755,000            33,105,000
     Cumulative income                                                                24,358,000            22,816,000
     Cumulative distributions                                                        (30,438,000)          (29,064,000)
                                                                                     ------------          ------------

     Total shareholders' equity                                                       26,701,000            26,883,000
                                                                                      ----------            ----------

Total liabilities and shareholders' equity                                          $ 28,169,000          $ 28,388,000
                                                                                    ============          ============



                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XI, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      Three Months Ended                         Six Months Ended
                                                           June 30,                                  June 30,
                                              ----------------------------------         ---------------------------------
                                                  1996                 1995                 1996                 1995
                                              -------------       --------------         ------------        -------------



REVENUES:

Rental income                                    $1,816,000           $1,714,000           $3,552,000           $3,362,000
Interest income                                       6,000                4,000               11,000                8,000
                                              -------------       --------------         ------------        -------------

                                                  1,822,000            1,718,000            3,563,000            3,370,000
                                              -------------       --------------         ------------        -------------

COSTS AND EXPENSES:

Cost of operations                                  595,000              585,000            1,173,000            1,110,000
Management fees paid to affiliates                   95,000              100,000              188,000              196,000
Depreciation                                        278,000              271,000              552,000              539,000
Administrative                                       49,000               48,000              105,000              104,000
Interest expense                                          -                1,000                3,000                1,000
                                              -------------       --------------         ------------        -------------
                                                  1,017,000            1,005,000            2,021,000            1,950,000
                                              -------------       --------------         ------------        -------------


NET INCOME                                       $  805,000           $  713,000           $1,542,000           $1,420,000
                                              =============       ==============         ============        =============
Earnings per share:

   Primary - Series A                                $0.40                $0.35                $0.77                $0.69
                                              =============       ==============         ============        =============
   Fully diluted - Series A                          $0.32                $0.28                $0.61                $0.55
                                              =============       ==============         ============        =============

Dividends declared per share:

   Series A                                          $0.34                $0.34                $0.68                $0.68
                                              =============       ==============         ============        =============
   Series B                                          $0.34                $0.34                $0.68                $0.68
                                              =============       ==============         ============        =============


Weighted average common shares outstanding:

   Primary - Series A                             1,836,837            1,861,370            1,839,320            1,869,270
                                              =============       ==============         ============        =============
   Fully diluted - Series A                       2,543,908            2,568,441            2,546,391            2,576,341
                                              =============       ==============         ============        =============



                             See accompanying notes.

                       Public Storage Properties XI, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                                                   Convertible                   Convertible
                                         Series A                    Series B                     Series C               Paid-in
                                   Shares         Amount        Shares        Amount        Shares         Amount        Capital
                                 ---------     ------------  ------------  ----- ------  ------ ------  ------------  ------------

Balances at December 31, 1995    1,856,337       $19,000       184,453        $2,000        522,618        $5,000     $33,105,000

Net income                               -             -             -             -              -             -               -
Repurchase of shares               (19,500)            -             -             -              -             -        (350,000)

Cash distributions declared:
   $.68 per share - Series A             -             -             -             -              -             -              -
   $.68 per share - Series B             -             -             -             -              -             -              -
                                 ---------     ------------  ------------  ------------  ------------  ------------  ------------

Balances at June 30, 1996        1,836,837       $19,000       184,453        $2,000        522,618        $5,000     $32,755,000
                                 =========     ============  ============  ============  ============  ============  ============

                                    Cumulative                          Total
                                      Net          Cumulative      Shareholders'
                                     Income       Distributions        Equity
                                  ------------    ---------------  -------------


Balances at December 31, 1995      $22,816,000    ($29,064,000)     $26,883,000

Net income                           1,542,000               -        1,542,000
Repurchase of shares                         -               -         (350,000)

Cash distributions declared:
   $.68 per share - Series A                 -      (1,248,000)      (1,248,000)
   $.68 per share - Series B                 -        (126,000)        (126,000)
                                  ------------    ---------------  -------------

Balances at June 30, 1996          $24,358,000    ($30,438,000)     $26,701,000
                                  ============    ===============  =============


                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XI, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                ---------------------------------
                                                                                     1996                 1995
                                                                                ------------        -------------

Cash flows from operating activities:

   Net income                                                                     $1,542,000           $1,420,000

   Adjustments  to  reconcile  net
     income  to net cash  provided
     by  operating activities:

     Depreciation                                                                    552,000              539,000
     Decrease in rent and other receivables                                           55,000               11,000
     Increase in prepaid expenses                                                     (9,000)             (15,000)
     Amortization of prepaid management fees                                         154,000                    -
     Decrease in accounts payable                                                    (50,000)             (82,000)
     Increase in advance payments from renters                                        20,000               13,000
                                                                                ------------        -------------
         Total adjustments                                                           722,000              466,000
                                                                                ------------        -------------
         Net cash provided by operating activities                                 2,264,000            1,886,000
                                                                                ------------        -------------
Cash flows from investing activities:

     Additions to real estate facilities                                            (117,000)             (63,000)
                                                                                ------------        -------------
         Net cash used in investing activities                                      (117,000)             (63,000)
                                                                                ------------        -------------
Cash flows from financing activities:

     Distributions paid to shareholders                                           (1,381,000)          (1,403,000)
     Purchase of Company Series A common stock                                      (350,000)            (444,000)
                                                                                ------------        -------------
         Net cash used in financing activities                                    (1,731,000)          (1,847,000)
                                                                                ------------        -------------
Net increase (decrease) in cash
   and cash equivalents                                                              416,000              (24,000)

Cash and cash equivalents at
   the beginning of the period                                                       746,000              754,000
                                                                                ------------        -------------
Cash and cash equivalents at
   the end of the period                                                          $1,162,000          $   730,000
                                                                                ============        =============

                             See accompanying notes.
                                        5

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at June 30, 1996 and December 31, 1995, the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

4. In December 1995, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $3,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%. Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. During the first quarter of 1996, the Company borrowed and repaid $250,000 on its line of credit facility. At June 30, 1996, there was no outstanding balance on the credit facility.

5. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $205,000. The Company expensed $154,000 of the 1996 prepaid management fees for the six months ended June 30, 1996. The balance of prepaid management fees, $51,000, is included in prepaid expenses in the Balance Sheet at June 30, 1996.

                       PUBLIC STORAGE PROPERTIES XI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

Results of Operations.
- ----------------------

     The Company's net income for the six months ended June 30, 1996 and 1995 was $1,542,000 and $1,420,000, respectively, representing an increase of $122,000 or 9%. Net income for the three months ended June 30, 1996 and 1995 was $805,000 and $713,000, respectively, representing an increase of $92,000 or 13%. These increases are primarily the result of increases in property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense).

     Rental income for the six months ended June 30, 1996 and 1995 was $3,552,000 and $3,362,000, respectively, representing an increase of $190,000 or 6%. Rental income for the three months ended June 30, 1996 and 1995 was $1,816,000 and $1,714,000, respectively, representing an increase of $102,000 or 6%. The Company's mini-warehouse operations showed increases in rental income of $142,000 and $68,000 for the six and three month periods ended June 30, 1996, respectively, compared to the same periods in 1995 primarily due to an increase in rental rates at the Company's two California properties. The Company's business park operations also contributed to the increase in rental income due to increases in rental rates.

     The Company's mini-warehouse operations had weighted average occupancy levels of 91% and 92% for the six month periods ended June 30, 1996 and 1995, respectively. The Company's business park operations had weighted average occupancy levels of 98% and 95% for the six month periods ended June 30, 1996 and 1995, respectively.

     Cost of operations (including management fees paid to affiliates and depreciation expense) for the six months ended June 30, 1996 and 1995 was $1,913,000 and $1,845,000, respectively, representing an increase of $68,000 or 4%. Cost of operations for the three months ended June 30, 1996 and 1995 was $968,000 and $956,000, respectively, representing an increase of $12,000 or 1%. These increases are mainly attributable to increases in payroll expense and repairs and maintenance costs. The increase in repairs and maintenance costs is primarily due to an increase in snow removal costs associated with higher than normal snow levels experienced at the Company's mini-warehouse properties in the eastern states.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the six month period ended June 30, 1996, the Company expensed $154,000 of prepaid management fees. The amount is included in management fees paid to affiliates in the condensed statements of income. As a result of the prepayment, the Company saved approximately $18,000 in management fees, based on the management fees that would have been payable on rental income generated in the six months ended June 30, 1996 compared to the amount prepaid.

     During the six months ended June 30, 1996, the Company incurred $3,000 in interest expense on its line of credit facility.

Liquidity and Capital Resources.
- --------------------------------

     Cash flows from operating activities ($2,264,000 in 1996) and cash reserves were sufficient to meet all current obligations and distributions of the Company during the six months ended June 30, 1996. Management expects cash flows from operations will be sufficient to fund capital expenditures and quarterly distributions.

     In December 1995, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $3,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%. Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. During the first quarter of 1996, the Company borrowed and repaid $250,000 on its line of credit facility. At June 30, 1996, there was no outstanding balance on the credit facility.

     The Company's Board of Directors has authorized the Company to purchase up to 400,000 shares of Series A common stock. As of June 30, 1996, the Company had repurchased 284,375 shares of Series A common stock, of which 19,500 were purchased in the first quarter of 1996. No shares were repurchased in the second quarter of 1996, however, share repurchases are expected to continue in the third quarter.

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

Supplemental Information.
- -------------------------

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the six months ended June 30, 1996 and 1995 was $2,094,000 and $1,959,000, respectively. FFO for the three months ended June 30, 1996 and 1995 was $1,083,000 and $984,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

                           PART II. OTHER INFORMATION


ITEMS 1 through 5 are inapplicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (A)  EXHIBITS:  The following exhibit is included herein:

             (27) Financial Data Schedule

        (B)  REPORTS ON FORM 8-K

              None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  DATED: August 13, 1996




                                  PUBLIC STORAGE PROPERTIES XI, INC.




                                  BY:   /s/ Ronald L. Havner, Jr.
                                        -------------------------
                                        Ronald L. Havner, Jr.
                                          Senior Vice President and
                                           Chief Financial Officer