Form 10-Q
period 1996-09-30
PUBLIC STORAGE PROPERTIES XI INC
filed 1996-11-13
CIK 866368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to
                              -----------  -----------
Commission File Number 1-10709
                       -------

                       PUBLIC STORAGE PROPERTIES XI, INC.
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                                 95-4300881
----------------------------------                          -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                           Identification Number)

      701 Western Avenue
       Glendale, California                                         91201-2349
----------------------------------                          -------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:             (818) 244-8080
                                                            -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       ---  ---

The number of shares outstanding of the Company's classes of common stock as of September 30, 1996:

               1,819,937 shares of $.01 par value Series A shares
                184,453 shares of $.01 par value Series B shares 522,618 shares of $.01 par value Series C shares
                ------------------------------------------------

                                      INDEX



                                                                     Page
                                                                     ----
PART I.   FINANCIAL INFORMATION

  Condensed Balance Sheets at September 30, 1996
   and December 31, 1995                                                2

  Condensed Statements of Income for the three
   and nine months ended September 30, 1996 and 1995                    3

  Condensed Statement of Shareholders' Equity for the
   nine months ended September 30, 1996                                 4

  Condensed Statements of Cash Flows for the
   nine months ended September 30, 1996 and 1995                        5

  Notes to Condensed Financial Statements                               6

  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                      7-9


PART II.  OTHER INFORMATION                                            10

                       PUBLIC STORAGE PROPERTIES XI, INC.
                            CONDENSED BALANCE SHEETS


                                                                               September 30,          December 31,
                                                                                  1996                   1995
                                                                               -------------          ------------
                                                                               (Unaudited)

                                     ASSETS
                                     ------
Cash and cash equivalents                                                       $ 1,000,000          $    746,000
Rent and other receivables                                                          103,000                87,000
Prepaid expenses                                                                     81,000               268,000

Real estate facilities at cost:
     Building, land improvements and equipment                                   26,330,000            26,031,000
     Land                                                                        12,118,000            12,118,000
                                                                               -------------          ------------
                                                                                 38,448,000            38,149,000
     Less accumulated depreciation                                              (11,698,000)          (10,862,000)
                                                                               -------------          ------------
                                                                                 26,750,000            27,287,000
                                                                               -------------          ------------
Total assets                                                                    $27,934,000           $28,388,000
                                                                               =============          ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                $   564,000           $   609,000
Dividends payable                                                                   681,000               694,000
Advance payments from renters                                                       174,000               202,000

Shareholders' equity:
     Series A common, $.01 par value,
       2,828,989 shares authorized,
       1,819,937 shares issued and
       outstanding (1,856,337 shares
       issued and outstanding in 1995)                                               18,000                19,000
     Convertible Series B common, $.01 par
       value, 184,453 shares authorized,
       issued and outstanding                                                         2,000                 2,000
     Convertible Series C common, $.01 par
       value, 522,618 shares authorized,
       issued and outstanding                                                         5,000                 5,000

     Paid-in-capital                                                             32,421,000            33,105,000
     Cumulative income                                                           25,188,000            22,816,000
     Cumulative distributions                                                   (31,119,000)          (29,064,000)
                                                                               -------------          ------------
     Total shareholders' equity                                                  26,515,000            26,883,000
                                                                               -------------          ------------
Total liabilities and shareholders' equity                                      $27,934,000           $28,388,000
                                                                               =============          ============

                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES XI, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      Three Months Ended                        Nine Months Ended
                                                        September 30,                             September 30,
                                             -----------------------------------       -----------------------------------
                                                  1996                 1995                 1996                 1995
                                             ---------------    ----------------       --------------       --------------

REVENUES:
Rental income                                    $1,849,000           $1,781,000           $5,401,000           $5,143,000
Interest income                                       9,000                6,000               20,000               14,000
                                             ---------------    ----------------       --------------       --------------
                                                  1,858,000            1,787,000            5,421,000            5,157,000
                                             ---------------    ----------------       --------------       --------------

COSTS AND EXPENSES:

Cost of operations                                  573,000              554,000            1,746,000            1,664,000
Management fees paid to affiliates                  100,000              104,000              288,000              300,000
Depreciation                                        296,000              280,000              848,000              819,000
Administrative                                       59,000               57,000              164,000              161,000
Interest expense                                          -                    -                3,000                1,000
                                             ---------------    ----------------       --------------       --------------
                                                  1,028,000              995,000            3,049,000            2,945,000
                                             ---------------    ----------------       --------------       --------------

NET INCOME                                       $  830,000           $  792,000           $2,372,000           $2,212,000
                                             ===============    ================       ==============       ==============

Earnings per share:

   Primary - Series A                                $0.42                $0.39                $1.19                $1.08
                                             ===============    ================       ==============       ==============
   Fully diluted - Series A                          $0.32                $0.31                $0.93                $0.86
                                             ===============    ================       ==============       ==============

Dividends declared per share:

   Series A                                          $0.34                $0.34                $1.02                $1.02
                                             ===============    ================       ==============       ==============
   Series B                                          $0.34                $0.34                $1.02                $1.02
                                             ===============    ================       ==============       ==============

Weighted average common
   shares outstanding:

   Primary - Series A                             1,824,804            1,859,004            1,834,481            1,865,848
                                             ===============    ================       ==============       ==============
   Fully diluted - Series A                       2,531,875            2,566,075            2,541,552            2,572,919
                                             ===============    ================       ==============       ==============

                            See accompanying notes.

                       Public Storage Properties XI, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                                                 Convertible             Convertible
                                          Series A                 Series B                Series C             Paid-in
                                     Shares      Amount       Shares      Amount      Shares      Amount        Capital
                                     ------      ------       ------      ------      ------      ------       ---------
Balances at December 31, 1995     1,856,337      $19,000     184,453      $2,000     522,618      $5,000      $33,105,000

Net income                                -            -           -           -           -           -                -
Repurchase of shares                (36,400)     (1,000)           -           -           -           -         (684,000)

Cash distributions declared:
   $1.02 per share - Series A             -            -           -           -           -           -                -
   $1.02 per share - Series B             -            -           -           -           -           -                -
                                     ------      ------       ------      ------      ------      ------       ---------

Balances at September 30, 1996    1,819,937      $18,000     184,453      $2,000     522,618      $5,000      $32,421,000
                                  =========      ========    =======      ======     =======      =======     ===========


                       Public Storage Properties XI, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                      Cumulative                          Total
                                         Net          Cumulative      Shareholders'
                                        Income       Distributions        Equity
                                      -----------   ---------------   -------------
Balances at December 31, 1995        $22,816,000    ($29,064,000)    $26,883,000

Net income                             2,372,000               -       2,372,000
Repurchase of shares                          -                -        (685,000)

Cash distributions declared:
   $1.02 per share - Series A                  -      (1,866,000)     (1,866,000)
   $1.02 per share - Series B                  -        (189,000)       (189,000)
                                      -----------   ---------------  -------------

Balances at September 30, 1996       $25,188,000    ($31,119,000)    $26,515,000
                                      ===========   ===============  ==============

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XI, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                -----------------------------------
                                                                                     1996                 1995
                                                                                ---------------       -------------

Cash Flows From Operating Activities:

   Net income                                                                     $2,372,000           $2,212,000

   Adjustments to reconcile net income
     to net cash provided by
     operating activities:

     Depreciation                                                                    848,000              819,000
     (Increase) decrease in rent and other receivables                               (16,000)              17,000
     Increase in prepaid expenses                                                    (18,000)             (27,000)
     Amortization of prepaid management fees                                         205,000                    -
     (Decrease) increase in accounts payable                                         (45,000)              99,000
     Decrease in advance payments from renters                                       (28,000)              (9,000)
                                                                                ---------------       -------------

         Total adjustments                                                           946,000              899,000
                                                                                ---------------       -------------

         Net cash provided by operating activities                                 3,318,000            3,111,000
                                                                                ---------------       -------------

Cash Flows From Investing Activities:

     Additions to real estate facilities                                            (311,000)            (329,000)
                                                                                ---------------       -------------

         Net cash used in investing activities                                      (311,000)            (329,000)
                                                                                ---------------       -------------
Cash Flows From Financing Activities:

     Distributions paid to shareholders                                           (2,068,000)          (2,099,000)
     Purchase of Company Series A common stock                                      (685,000)            (529,000)
                                                                                ---------------       -------------

         Net cash used in financing activities                                    (2,753,000)          (2,628,000)
                                                                                ---------------       -------------

Net increase in cash
   and cash equivalents                                                              254,000              154,000

Cash and cash equivalents at
   the beginning of the period                                                       746,000              754,000
                                                                                ---------------       -------------
Cash and cash equivalents at
   the end of the period                                                          $1,000,000           $  908,000
                                                                                ===============       =============

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at September 30, 1996 and December 31, 1995, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results expected for the full year.

4. In December 1995, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $3,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%. Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. During the first quarter of 1996, the Company borrowed and repaid $250,000 on its line of credit facility. At September 30, 1996, there was no outstanding balance on the credit facility.

5. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $205,000. The amount has been expensed as management fees paid to affiliate during the nine months ended September 30, 1996.

                       PUBLIC STORAGE PROPERTIES XI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

RESULTS OF OPERATIONS.
----------------------

     The Company's net income for the nine months ended September 30, 1996 and 1995 was $2,372,000 and $2,212,000, respectively, representing an increase of $160,000 or 7%. Net income for the three months ended September 30, 1996 and 1995 was $830,000 and $792,000, respectively, representing an increase of $38,000 or 4%. These increases are primarily the result of increases in property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense).

     Rental income for the nine months ended September 30, 1996 and 1995 was $5,401,000 and $5,143,000, respectively, representing an increase of $258,000 or 5%. Rental income for the three months ended September 30, 1996 and 1995 was $1,849,000 and $1,781,000, respectively, representing an increase of $68,000 or 3%. The Company's mini-warehouse operations showed increases in rental income of $179,000 and $37,000 for the nine and three month periods ended September 30, 1996, respectively, compared to the same periods in 1995 primarily due to an increase in rental rates at a majority of the Company's properties. The Company's business park operations also contributed to the increase in rental income due to increases in rental rates.

     The Company's mini-warehouse operations had weighted average occupancy levels of 92% for both the nine month periods ended September 30, 1996 and 1995. The Company's business park operations had weighted average occupancy levels of 98% and 96% for the nine month periods ended September 30, 1996 and 1995, respectively.

     Cost of operations (including management fees paid to affiliates and depreciation expense) for the nine months ended September 30, 1996 and 1995 was $2,882,000 and $2,783,000, respectively, representing an increase of $99,000 or 3%. Cost of operations for the three months ended September 30, 1996 and 1995 was $969,000 and $938,000, respectively, representing an increase of $31,000 or 3%. These increases are mainly attributable to increases in payroll expense, advertising and repairs and maintenance costs. The increase in repairs and maintenance costs is primarily due to increases in snow removal costs associated with higher than normal snow levels experienced at the Company's mini-warehouse properties in the eastern states and landscaping costs.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. The Company has expensed the prepaid management fees. The amount is included in management fees paid to affiliates in the condensed statements of income. As a result of the prepayment, the Company saved approximately $26,000 in management fees, based on the management fees that would have been payable on rental income generated in the nine months ended September 30, 1996 compared to the amount prepaid.

     During the nine months ended September 30, 1996, the Company incurred $3,000 in interest expense on its line of credit facility.

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

     Cash flows from operating activities ($3,318,000 in 1996) and cash reserves were sufficient to meet all current obligations and distributions of the Company during the nine months ended September 30, 1996. Management expects cash flows from operations will be sufficient to fund capital expenditures and quarterly distributions.

     In December 1995, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $3,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%. Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. During the first quarter of 1996, the Company borrowed and repaid $250,000 on its line of credit facility. At September 30, 1996, there was no outstanding balance on the credit facility.

     On November 12, 1996, the Company's Board of Directors declared a regular quarterly distribution per share of $0.34 payable on January 15, 1997 to shareholders of record on December 31, 1996.

     The Company's Board of Directors has authorized the Company to purchase up to 400,000 shares of Series A common stock. As of September 30, 1996, the Company had repurchased 301,275 shares of Series A common stock, of which 36,400 were purchased in 1996.

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

SUPPLEMENTAL INFORMATION.
-------------------------

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the nine months ended September 30, 1996 and 1995 was $3,220,000 and $3,031,000, respectively. FFO for the three months ended September 30, 1996 and 1995 was $1,126,000 and $1,072,000, respectively.

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

                           PART II. OTHER INFORMATION


ITEMS 1 through 5 are inapplicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.
                  ---------------------------------
                  (A)  EXHIBITS:  The following exhibit is included herein:
                      (27) Financial Data Schedule

                  (B)  REPORTS ON FORM 8-K
                       None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         DATED: November 13, 1996




                                         PUBLIC STORAGE PROPERTIES XI, INC.




                                         BY:      /s/ Ronald L. Havner, Jr.
                                                 --------------------------
                                                 Ronald L. Havner, Jr.
                                                 Senior Vice President and
                                                   Chief Financial Officer