Form 10-K405
period 1996-12-31
PUBLIC STORAGE PROPERTIES XI INC
filed 1997-03-28
CIK 866368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996
                                       or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from     to
                               ----   ------

Commission File Number 1-10709
                       -------

                       PUBLIC STORAGE PROPERTIES XI, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

        California                                      95-4300881
---------------------------------        --------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)

       701 Western Avenue
      Glendale, California                                       91201-2349
---------------------------------        --------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
                                                     --------------

            Securities registered pursuant to Section 12(b) of the Act

Common Stock Series A, $.01 par value           American Stock Exchange
---------------------------------    -------------------------------------------
    (Title of each class)            (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act
                                      None
                                 --------------
                                (Title of class)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           --

The aggregate market value of the voting stock held by non-affiliates of the Company as of February 28, 1997:
Common Stock Series A, $.01 Par Value-$31,987,178 (computed on the basis of $20-1/8 per share which was the reported closing sale price of the Company's Common Stock Series A on the American Stock Exchange on February 28, 1997).

The number of shares outstanding of the Company's classes of common stock as of February 28, 1997:

            Common Stock, $.01 Par Value - Series A 1,819,937 shares
             Common Stock, $.01 Par Value - Series B 184,453 shares Common Stock, $.01 Par Value - Series C 522,618 shares
             ------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
     (a) Information required by Part III will be included in an amendment to this Form 10-K under cover of a Form 10-K/A filed within 120 days of the Company's 1996 fiscal year, which information is incorporated by reference into
Part III.

                       PUBLIC STORAGE PROPERTIES XI, INC.
                                     PART I.

ITEM 1.   BUSINESS
          --------
General
-------

     Public Storage Properties XI, Inc. (the "Company") is a real estate investment trust ("REIT") organized as a California corporation that was formed to succeed to the business of Public Storage Properties XI, Ltd., a California limited partnership (the "Partnership"), in a reorganization transaction completed on December 31, 1990.

     The Partnership offered 84,000 units of limited partnership interest (the "Units") to the public in June 1984. The Partnership's general partners were PSI Associates II, Inc. ("PSA"), a California corporation, and B. Wayne Hughes ("Hughes"). PSA was an affiliate of Public Storage Management, Inc., a California corporation (see below).

     Effective midnight December 31, 1990, the Partnership transferred all of its assets and liabilities to the Company pursuant to a plan of Reorganization approved by a majority of the limited partners. In exchange for the Partnership's assets and liabilities, the Company issued 2,121,212 shares of common stock Series A ("Series A shares"), 184,453 shares of common stock Series B ("Series B shares") and 522,618 shares of common stock Series C ("Series C shares") of the Company to the Partnership. The Partnership then made a liquidating distribution to the limited partners by distributing 99 percent of the Series A shares (on the basis of 25 Series A shares for each Unit). The remaining 1 percent of the Series A shares and all of the Series B shares and Series C shares were distributed to the general partners in respect of their interests in the Partnership. Subsequent thereto, the Partnership was dissolved. The Company has elected to be taxed as a REIT for Federal income tax purposes.

     The Company is a finite life REIT, with a term until December 31, 2038 (the same as the predecessor Partnership). However, pursuant to the Company's by-laws, in 1997 the Company will be required to present the shareholders with a proposal for the sale or financing of the properties and, in the case of a sale, a liquidation of the Company, unless the properties have already been sold or financed. See "Sale or Financing" below.

     The Company's investment objectives are (as were the Partnership's) to maximize cash flow from operations and to maximize capital appreciation.

     The Company has acquired 15 properties,  all of which are in operation. The
Company   believes   that  its   mini-warehouses   have   attractive   operating
characteristics.

     The Company's senior officers have been responsible for the acquisition of more than 350 mini-warehouses, the development of more than 650 mini-warehouses and the management of more than 1,000 mini-warehouses during their average 18 years of experience with the Public Storage organization.

     In 1995, there were a series of mergers among Public Storage Management, Inc. (which was the Company's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc., a REIT listed on the New York Stock Exchange. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. ("PSI") and PSI acquired substantially all of PSMI's United States real estate operations and became the operator of the Company's mini-warehouse properties. Hughes, the Company's Chief Executive Officer, and members of his family (the "Hughes Family") are the major shareholders of PSI. As a result of the PSMI Merger, PSI owns all of the shares of the Company's common stock that was owned by PSMI or its affiliates, and PSI has an option to acquire all of the shares of the Company's common stock owned by Hughes.

Investments in Facilities
-------------------------

     At December 31, 1996, the Company owned 15 facilities  located in 7 states:
Arizona (3),  California (3),  Connecticut (1), Kansas (1), Nevada (2), New York
(1) and Texas (4). These facilities consist of 11 mini-warehouses, two business park facilities and two combination mini-warehouse/business park facilities.

     The Company believes that its operating results have benefited from favorable industry trends and conditions. Notably, the level of new mini-warehouse construction has decreased while consumer demand has increased. In addition, the Company's mini-warehouses are characterized by a low level of capital expenditures to maintain their condition and appearance.

     MINI-WAREHOUSES

     Mini-warehouses, which comprise the majority of the Company's investments (approximately 81% of the Company's revenues for the twelve months ended December 31, 1996), are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of resident managers who are supervised by area managers. Some mini-warehouses also include rentable uncovered parking areas for vehicle storage. Leases for mini-warehouse space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property and the size of the storage space.

     Users of space in mini-warehouses include both individuals and large and small businesses. Individuals usually employ this space for storage of, among other things, furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

     Mini-warehouses in which the Company has invested generally consist of three to seven buildings containing an aggregate of between 350 to 750 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

     The Company experiences minor seasonal fluctuations in the occupancy levels of mini-warehouses with occupancies higher in the summer months than in the winter months. The Company believes that these fluctuations result in part from increased moving activity during the summer.

     The Company's mini-warehouses are geographically diversified and are generally located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

     As with most other types of real estate, the conversion of mini-warehouses to alternative uses in connection with a sale or otherwise would generally require substantial capital expenditures. However, the Company does not intend to convert its mini-warehouses to other uses.

     COMMERCIAL PROPERTIES

     The Company's non-mini-warehouse investments are business parks and low-rise office buildings. The business parks include both industrial and office space. Industrial space may be used for, among other things, light manufacturing and assembly, storage and warehousing, distribution and research and development activities. The Company believes that most of the office space is occupied by tenants who are also renting industrial space. The remaining office space is used for general office purposes. A business park may also include facilities for commercial uses such as banks, travel agencies, restaurants, office supply shops, professionals or other tenants providing services to the public.

     A business park property is typically divided into units ranging in size from 600 to 5,000 square feet. Parking is open or covered, and the ratio of spaces to rentable square feet ranges from one to four per thousand square feet, depending upon the use of the property and its location. Office space generally requires a greater parking ratio than most industrial uses.

Operating Strategies
--------------------

     The Company's mini-warehouses are operated by PSI under the "Public Storage" name, which the Company believes is the most recognized name in the mini-warehouse industry. The major elements of the Company's operating strategies are as follows:

  * CAPITALIZE ON "PUBLIC STORAGE'S" NAME RECOGNITION. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business, and is the largest operator of mini-warehouses in the United States. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free telephone referral system, (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1996, the telephone reservation system was supporting rental activity at all of the Company's properties. PSI's toll-free telephone referral system services approximately 120,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

  * MAINTAIN HIGH OCCUPANCY LEVELS AND INCREASE REALIZED RENTS. Subject to market conditions, the Company generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Company's mini-warehouses remained stable at 92% in 1995 and 1996. Realized monthly rents per occupied square foot increased from $.70 in 1995 to $.72 in 1996. The Company has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

  * SYSTEMS AND CONTROLS. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each mini-warehouse. This enables PSI to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

  * PROFESSIONAL PROPERTY OPERATION. In addition to the approximately 150 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouses in the Public Storage system. These on-site personnel are supervised by 110 district managers, 15 regional managers and three divisional managers (with an average of 13 years' experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 12 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Property Operators."

Property Operators
------------------

     The Company's mini-warehouse properties are managed by PSI (as successor to PSMI) pursuant to a Management Agreement. Through 1996, the Company's commercial properties were managed by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement. PSI has a 95% economic interest in PSCPG (represented by nonvoting preferred stock) and the Hughes Family had a 5% economic interest in PSCPG (represented by voting common stock) until December 1996, when the Hughes Family sold its interest to Ronald L. Havner, Jr., formerly Senior Vice President and Chief Financial Officer of PSI, who became the Chief Executive Officer of PSCPG. PSCPG issued additional voting common stock to two other unaffiliated investors. In January 1997, American Office Park Properties, L.P. ("AOPPLP") became the manager of the Company's commercial properties pursuant to the Management Agreement. AOPPLP is an operating partnership formed to own and operate business parks in which PSI has an approximate 85% economic interest. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc.

     Under the supervision of the Company, PSI and AOPPLP coordinate the operation of the facilities, establish rental policies and rates, direct marketing activity, and direct the purchase of equipment and supplies, maintenance activity, and the selection and engagement of all vendors, supplies and independent contractors.

     PSI and AOPPLP engage, at the expense of the Company, employees for the operation of the Company's facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI or AOPPLP.

     In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PSI and AOPPLP attempt to achieve economies by combining the resources of the various facilities that they operate. Facilities operated by PSI and AOPPLP have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

     PSI has developed systems for space inventory, accounting and handling delinquent accounts, including a computerized network linking PSI operated facilities. Each project manager is furnished with detailed operating procedures and typically receives facilities management training from PSI. Form letters covering a variety of circumstances are also supplied to the project managers. A record of actions taken by the project managers when delinquencies occur is maintained.

     The Company's facilities are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the Company's facilities are located.
Broadcast media and other advertising costs are charged to the Company's facilities located in geographic areas affected by the advertising. From time to time, PSI or AOPPLP adopt promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

     For as long as the respective Management Agreement is in effect, PSI has granted the Company a non-exclusive license to use two PSI service marks and related designs (and AOPPLP has granted the Company a non-exclusive license to use a PSI service mark and related designs), including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the respective Management Agreement, the Company would no longer have the right to use the service marks and related designs except as described below. Management believes that the loss of the right to use the service marks and related designs could have a material adverse effect on the Company's business.

     Each Management Agreement, as amended in February 1995, provides that (i) the Management Agreement will expire in February 2002 provided that in February of each year it shall be automatically extended for one year (thereby maintaining a seven-year term) unless either party notifies the other that the Management Agreement is not being extended, in which case it expires on the first anniversary of its then scheduled expiration date. Each Management Agreement may also be terminated by either party for cause, but if terminated for cause by the Company, the Company retains the rights to use the service marks and related designs until the then scheduled expiration date, if applicable, or otherwise a date seven years after such termination.

     Certain of the directors and officers of the Company are also directors and officers of PSI.

Competition
-----------

     Competition  in  the  market  areas  in  which  the  Company   operates  is
significant and affects the occupancy levels, rental rates and operating expenses of certain of the Company's facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses is expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Company believes that the significant operating and financial experience of its executive officers and directors, PSI, AOPPLP and the "Public Storage" name, should enable the Company to continue to compete effectively with other entities.

Other Business Activities
-------------------------

     A corporation owned by the Hughes Family reinsures policies against losses to goods stored by tenants in the Company's mini-warehouses. The Company believes that the availability of insurance reduces the potential liability of the Company to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the insurance.

     A corporation, in which PSI has a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes and tape for sale promotes the rental of spaces.

Sale or Financing
-----------------

     The by-laws of the Company provide that, during 1997, unless shareholders have previously approved such a proposal, the shareholders will be presented with a proposal to approve or disapprove (a) the sale or financing of all or substantially all of the properties and (b) the distribution of the proceeds from such transaction and, in the case of a sale, the liquidation of the Company.

Employees
---------

     As of December 31, 1996, the Company had 60 employees, 20 persons who render services on behalf of the Company on a full-time basis and 40 persons who render services on a part-time basis (5 of whom were executive officers). These persons include resident managers, assistant managers, relief managers, district managers, and administrative and maintenance personnel.

Federal Income Tax
------------------

     The Company intends to continue to operate in a manner so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended, but no assurance can be given that the Company will be able to continue to qualify at all times. By qualifying as a REIT, the Company can deduct dividend distributions to its shareholders for Federal income tax purposes, thus effectively eliminating the "double taxation" (at the corporate and shareholder levels) that typically applies to corporate dividends. The Company believes it is in compliance with these requirements and, accordingly, no provision for income taxes has been made.

ITEM 2.   PROPERTIES.

     The following table sets forth information as of December 31, 1996 about properties owned by the Company:

                                               Size of        Net Rentable       Number of         Completion
                Location                        Parcel            Area             Spaces             Date
------------------------------------        ---------------   -------------     -----------      -------------
ARIZONA
Phoenix, Black Cyn. Hwy. (a)                   3.33 acres     71,000 sq. ft.          366        Jul. 1985
Phoenix, Grand Ave. (a)                        6.68 acres    111,000 sq. ft.          417         May 1985
Tempe, Broadway Rd.                            1.47 acres     45,000 sq. ft.          403        Oct. 1984

CALIFORNIA
Colma, El Camino Real                          2.72 acres     51,000 sq. ft.          494        Dec. 1984
Pasadena, Arroyo Parkway I                     2.61 acres    110,000 sq. ft.          935        Feb. 1985
So. San Francisco, Produce (a)                 1.67 acres     41,000 sq. ft.           23        Mar. 1986

CONNECTICUT
Branford, U.S. Route (b)                       2.76 acres     37,000 sq. ft.          327        Nov. 1984

KANSAS
Overland Park, I-435 (a)                       4.34 acres     62,000 sq. ft.           42        Apr. 1985

NEW YORK
Long Island, Southern Blvd.                    4.00 acres     60,000 sq. ft.          545        Jun. 1986

NEVADA
Las Vegas, Charleston Blvd.                    1.76 acres     54,000 sq. ft.          442        Oct. 1984
Las Vegas, Tropicana Ave.                      1.93 acres     66,000 sq. ft.          531        Nov. 1984

TEXAS
Arlington, Pioneer Pkwy.                       2.50 acres     61,000 sq. ft.          544        Jul. 1985
Austin, Ben White Blvd.                        2.62 acres     53,000 sq. ft.          453        Feb. 1986
Houston, Antoine Dr.                           2.75 acres     62,000 sq. ft.          558        Oct. 1984
Jacinto City, I-10                             1.88 acres     45,000 sq. ft.          393        Nov. 1984

(a) The property or a portion of the property has been developed as a business park.
(b) This property's net rentable area contains office space or a combination of office and light industrial space.

     Substantially all of the Company's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, the Company completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Company expensed $106,000 in 1995 for known environmental remediation requirements.

     The Company's properties are operated to maximize cash flow through the regular review of and, when warranted by market conditions, adjustments to scheduled rents. Approximately 81% of the Company's portfolio (based on revenues for 1996) are mini-warehouses and the balance consists of commercial properties. As reflected in the table below, the Company has experienced stable property operations:

                                                                             For the year ended December 31,
                                                                        ----------------------------------------
                                                                          1996           1995             1994
                                                                        --------      ---------         --------
Weighted average occupancy level (1)                                      92%              92%               93%
Realized monthly rent per occupied square foot (1) (2)                   $.72             $.70              $.67

Operating margin: (3)
   Before reduction for depreciation expense                              62%              61%               62%
   After reduction for depreciation expense                               46%              45%               47%

(1)  Mini-warehouse facilities only.
(2) Realized rent per square foot represents the actual revenue earned per occupied square foot. Management believes this is a more relevant measure than the posted rental rates, since posted rates can be discounted through the use of promotions. Includes administrative and late fees.
(3) Operating margin (before reduction for depreciation expense) is computed by dividing rental income less cost of operations by rental income. Operating margin (after reduction for depreciation expense) is computed by dividing rental income less cost of operations and depreciation by rental income.

     Additional information is set forth below with respect to the Pasadena/Arroyo Parkway I and Overland Park properties because they are the only properties with a book value of at least 10% of the total assets of the Company or that have accounted for gross revenues of at least 10% of the aggregate gross revenues of the Company.

     PASADENA/ARROYO PARKWAY I. This mini-warehouse property is located in Pasadena, California, just south of the central business district and approximately eight miles northeast of downtown Los Angeles. The property is surrounded by densely populated residential developments.

     The 2.61-acre property, which was completed in 1985, consists of one building containing approximately 110,000 net rentable square feet divided into 935 units. No tenant occupies 10% or more of the rentable area. At December 31, 1996, the property was 94% occupied by 875 tenants.

     Set forth below is a schedule showing the occupancy rate and the rent per square foot for the property at the dates indicated:

                                                               Annual Scheduled
                                                               Rent Per Square
             Date                        Occupancy Rate              Foot
      ----------------------------      -----------------    ------------------
           December 31, 1996                  94%                   $12.96
           December 31, 1995                  87                     10.92
           December 31, 1994                  92                     10.44

     OVERLAND PARK. This property, a business park, is located in Overland Park, Kansas, which is a suburban community approximately ten miles south of downtown Kansas City, Missouri. The business park offers a combination of office space and industrial space. The office space is suitable for general management use and interaction with customers. The industrial space is suitable for light manufacturing, assembly, distribution or research and development.

     The property has good exposure and accessibility from Interstate 435 near Metcalf Avenue, a busy surface street leading to downtown Kansas City. Situated on 4.34 acres, the business park contains approximately 62,000 net rentable square feet divided into 42 units. The property, which opened in 1985, was 98% occupied at December 31, 1996 by 41 tenants. No tenant occupies 10% or more of the rentable area.

     Set forth below is a schedule showing the occupancy rate and the rent per square foot for the property at the dates indicated:

                                                             Annual Realized
                                                            Rent Per Square
                Date                 Occupancy Rate               Foot
     -----------------------   -----------------------   ----------------------
         December 31, 1996                98%                    $9.24
         December 31, 1995                98                      9.00
         December 31, 1994                83                      8.52

     A schedule showing the total annual base rent and percentage of total income relating to leases according to their expiration dates is set forth below:

               Year of              Total Amt.             Percentage of
             Expiration*            Base Rent              Total Income
     -----------------------   -----------------------   ----------------
                1997                   $347,000              48.53%
                1998                    226,000              31.61
                1999                    104,000              14.55
                2000                     31,000               4.34
                2001                      7,000               0.97
                               -----------------------   ----------------
               Total                   $715,000             100.00%
                               =======================   ================

------------
* Assumes that none of the renewal options included in the leases will be exercised.

ITEM 3.   LITIGATION.
          ----------
     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

     The Company held an annual meeting of shareholders on December 17, 1996. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The annual meeting involved the election of directors, and the vote was as follows (the common Stock Series A, Series B and Series C vote together as a single class):

                                  Number of Shares of                  Number of Shares of
                                 Common Stock Series A                Common Stock Series B
                          -------------------------------          -------------------------------
          Name               Voted For         Withheld             Voted For           Withheld
--------------------      -------------      ------------          -------------      ------------
B. Wayne Hughes            1,060,737             20,973             184,453                -
                          -------------      ------------          -------------      ------------
Vern O. Curtis             1,060,537             21,173             184,453                -
                          -------------      ------------          -------------      ------------
Jack D. Steele             1,060,537             21,173             184,453                -
                          -------------      ------------          -------------      ------------


                                  Number of Shares of
                                 Common Stock Series C                 Total Common Stock
                          -------------------------------          -------------------------------
          Name               Voted For         Withheld             Voted For           Withheld
--------------------      -------------      ------------          -------------      ------------
B. Wayne Hughes                522,618                -             1,767,808            20,973
                          -------------      ------------          -------------      ------------
Vern O. Curtis                 522,618                -             1,767,608            21,173
                          -------------      ------------          -------------      ------------
Jack D. Steele                 522,618                -             1,767,608            21,173
                          -------------      ------------          -------------      ------------

                                    PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          ---------------------------------------------------------------------

     The Company's Series A shares are registered under Section 12(b) of the Securities Exchange Act of 1934 on the American Stock Exchange ("AMEX"), and commenced trading on March 27, 1991 under the symbol PSM. The Series B and Series C shares were not registered under Section 12 of the Securities and Exchange Act of 1934 and no public trading market exists for the Series B and Series C shares.

     The Company's Articles of Incorporation provide that the Series B shares and Series C shares will convert automatically into Series A shares on a share-for-share basis (the "Conversion") when (A) the sum of (1) all cumulative dividends and other distributions from all sources paid with respect to the Series A shares (including liquidating distributions, but not including payments made to redeem such stock other than in liquidation) and (2) the cumulative Partnership distributions from all sources with respect to all Units (including the General Partners' 1% interest) equals (B) the product of $20 multiplied by the number of the then outstanding "Original Series A shares". The term "Original Series A shares" means the Series A shares issued in the Reorganization.

     In general, the Series A shares, Series B shares and Series C shares have equal voting rights. The Company's bylaws provide that during the period prior to the conversion of the Series B and Series C shares into Series A shares, in all shareholder matters voted on by the Partnership's general partners (the "General Partners") or their successors in interest as holders of Series B and Series C shares, other than the election and removal of directors and other proposals relating to the control of the Company and its business, the General Partners and any successors in interest have agreed to vote their Series B and Series C shares with the holders of a majority of the outstanding unaffiliated Series A shares entitled to vote.

Market Prices and Dividends
---------------------------

     The following table sets forth the high and low sales prices on the AMEX composite tape per Series A share and dividends per Series A share and Series B share for fiscal 1995 and 1996:

                                                                     Sales Price
                                                                -------------------       Cash Dividends
     Year                      Quarter Ended                      High         Low           Declared*
------------     ----------------------------------             --------     ------       --------------
1995             March 31                                       $16-7/8         $15             $0.34
                 June 30                                         17-3/8      15-1/2              0.34
                 September 30                                    17-5/8      16-1/4              0.34
                 December 31                                     17-7/8      16-3/8              0.34

1996             March 31                                       $18-3/8     $16-7/8             $0.34
                 June 30                                         18-7/8      17-5/8              0.34
                 September 30                                    20-1/2      18-1/2              0.34
                 December 31                                     20-3/8      19-1/8              0.34

*  No dividends were declared on the Series C shares.

     As of December 31, 1996, there were approximately 1,062 holders of record of the Company's Series A shares.

     Holders of Series A shares are entitled to receive distributions when, as and if declared by the Board of Directors out of any funds legally available for that purpose. The Company, as a REIT, is required to distribute, prior to filing its tax return, at least 95% of its "real estate investment trust taxable income," which, as defined by the relevant tax statutes and regulations, is generally equivalent to net taxable ordinary income. Under certain circumstances, the Company can rectify a failure to meet this distribution requirement by paying dividends after the close of a particular taxable year.

     A principal policy of the Company is to make quarterly cash distributions. The Company intends to make quarterly cash distributions out of funds legally available, as determined by the Company's Board of Directors.

     For Federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof, and for the past three years all distributions have been classified as ordinary income.

     Under generally accepted accounting principles, the amount of distributions declared to shareholders was less than income by $419,000, $14,000 and $60,000 during 1996, 1995 and 1994, respectively.

     Series A shares are entitled to participate equally in distributions when declared by the Board of Directors and in the Company's net assets upon dissolution and liquidation after repayment of the Company's liabilities. The Series B shares (prior to conversion into Series A shares) are not entitled to participate in distributions attributable to sales or financings of the properties or the liquidation of the Company, but will participate in other distributions on the same basis as the Series A shares. The Series C shares (prior to conversion into Series A shares) are not entitled to participate in any distributions, including liquidating distributions.

Repurchase of Company's common stock
------------------------------------

     If considered to be an attractive investment opportunity or in other appropriate circumstances, the Company may repurchase its Series A shares out of legally available funds, if approved by the Board of Directors.

     As of February 27, 1997, the Board of Directors has authorized the Company to repurchase up to 400,000 Series A shares. From March 27, 1991 through February 28, 1997, the Company has repurchased 301,275 Series A shares. The Company repurchased 36,400 Series A shares during 1996 and no additional Series A shares between January 1, 1997 and February 28, 1997.

ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------

     The following selected historical financial information has been derived from the audited financial statements of the Company.

                                                                    Years Ended December 31,
                                         ------------------------------------------------------------------------------
                                             1996           1995              1994               1993           1992
                                         -----------    -----------       -----------        -----------    -----------
                                                             (In thousands, except per share data)

Operating data:
---------------
Revenues:
   Rental income                            $7,220         $6,859            $6,651             $6,387         $5,805
   Interest and other income                    33             19                21                 40             66
                                         -----------    -----------       -----------        -----------    -----------
                                             7,253          6,878             6,672              6,427          5,871
                                         -----------    -----------       -----------        -----------    -----------

Expenses:
   Cost of operations                        2,334          2,265             2,107              2,083          1,962
   Management fees paid to affiliates          394            400               388                371            337
   Depreciation                              1,150          1,105             1,046              1,047          1,061
   General and administrative                  217            205               208                233            274
   Environmental cost                           -             106                 -                 -               -
   Interest expense                              3              1                 -                 -               -
                                         -----------    -----------       -----------        -----------    -----------
                                             4,098          4,082             3,749              3,734          3,634
                                         -----------    -----------       -----------        -----------    -----------

Net Income                                  $3,155         $2,796            $2,923             $2,693         $2,237
                                         ===========    ===========       ===========        ===========    ===========

Net income per Series A share:
   Primary                                   $1.59          $1.37             $1.39              $1.23          $0.99
   Fully diluted                             $1.24          $1.09             $1.11              $1.00          $0.82

Dividends declared per share:
   Series A                                  $1.36          $1.36             $1.36              $1.36          $1.36
   Series B                                  $1.36          $1.36             $1.36              $1.36          $1.36

Weighted average Common shares outstanding:
    Primary- Series A                        1,831          1,863             1,926              1,988          2,015
    Fully diluted- Series A                  2,538          2,571             2,633              2,696          2,722

Other data:
-----------
Net cash provided by
  operating activities                      $4,485         $3,786            $3,899            $3,780          $3,314
Net cash used in investing activities         (507)          (472)             (216)             (135)           (150)
Net cash used in financing activities       (3,434)        (3,322)           (4,143)           (2,989)         (3,551)
Funds from operations (1)                    4,305          4,007             3,969             3,740           3,298
Capital expenditures
  to maintain facilities                      (507)          (472)             (216)             (135)           (150)

Balance sheet data:
-------------------
Total assets                               $28,129        $28,388           $28,767           $30,055         $30,932
Shareholders' equity                        26,617         26,883            27,398            28,592          29,434


                                       12

          -----------------------------------

(1) Funds from operations (FFO) is defined by the Company, consistent with the definition of FFO by the National Association of Real Estate Investment Trusts (NAREIT), as net income (loss) (computed in accordance with generally accepted accounting principles) before depreciation and extraordinary or non-recurring items. FFO is presented because the Company, as well as many industry analysts, consider FFO to be one measure of the performance of the Company, ie, one that generally reflects changes in the Company's net operating income. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay distributions. Furthermore, the NAREIT definition of FFO does not address the treatment of certain items and all REITs do not treat items the same way in computing FFO. Accordingly, comparisons of levels of FFO among REITs may not necessarily be meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          ---------------------------------------------------------------

Results of Operations.
----------------------

     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995. Net income in 1996 was $3,155,000 compared to $2,796,000 in 1995, representing an increase of $359,000 or 13%. Net income per fully diluted Series A share was $1.24 in 1996 compared to $1.09 in 1995, representing an increase of $.15 or 14% per share. These increases are primarily due to an increase in property net operating income combined with the favorable impact of comparing to expenses for 1995 which included a non-recurring charge for environmental assessments and provision for future remediation costs.

     During 1996, property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) increased $253,000 from $3,089,000 in 1995 to $3,342,000 in 1996. This increase is primarily attributable to an increase in rental income at the Company's mini-warehouse and business park operations.

     Rental income for the mini-warehouse operations increased $245,000 or 4% from $5,631,000 in 1995 to $5,876,000 in 1996. Cost of operations (including management fees paid to an affiliate of the Company) increased $63,000 or 3% from $1,993,000 in 1995 to $2,056,000 in 1996. The results of these changes was a net increase in property net operating income before depreciation expense of $181,000 or 5% from $3,639,000 in 1995 to $3,820,000 in 1996. The increase in rental income is primarily due to an increase in rental rates at a majority of the Company's mini-warehouse properties. The increase in cost of operations is primarily due to increases in payroll, repairs and maintenance and advertising expense. Repairs and maintenance increased due mainly to an increase in snow removal and landscaping costs. Snow removal costs increased due to the higher than normal snow levels experienced at the Company's mini-warehouse properties located in the eastern states.

     Property net operating income before depreciation expense with respect to the Company's business park operations increased by $117,000 or 21% from $556,000 in 1995 to $673,000 in 1996. This increase is due to an increase in rental income at the Company's four business park facilities as a result of increases in rental rates. Cost of operations remained stable in 1996 compared to 1995.

     Weighted  average   occupancy  levels  were  92%  for  the   mini-warehouse
facilities and 97% for the business park facilities in 1996 compared to 92% for the mini-warehouse facilities and 95% for the business park facilities in 1995.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. In 1996, the Company expensed the prepaid management fees. The amount is included in management fees paid to affiliates in the statements of income. As a result of the prepayment, the Company saved approximately $26,000 in management fees, based on the management fees that would have been payable on rental income generated in 1996 compared to the amount prepaid.

     During 1996, the Company incurred $3,000 in interest expense on its line of credit facility.

     YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994. Net income in 1995 was $2,796,000 compared to $2,923,000 in 1994, representing a decrease of $127,000 4%. Net income per fully diluted Series A share was $1.09 in 1995 compared to $1.11 in 1994, representing a decrease of $.02 or 2% per share. This decrease is primarily due to a decrease in property net operating income at the Company's business park facilities in 1995 compared to 1994 and environmental costs incurred on the Company's properties in the fourth quarter of 1995 (see discussion below).

     During 1995, property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) decreased $21,000 from $3,110,000 in 1994 to $3,089,000 in 1995. This decrease is primarily attributable to an increase in operating expenses at the Company's facilities.

     Rental income for the mini-warehouse operations increased $202,000 or 4% from $5,429,000 in 1994 to $5,631,000 in 1995. Cost of operations (including management fees paid to an affiliate of the Company) increased $89,000 or 5% from $1,904,000 in 1994 to $1,993,000 in 1995. The results of these changes was a net increase in property net operating income before depreciation expense of $113,000 or 3% from $3,526,000 in 1994 to $3,639,000 in 1995. The increase in rental income is primarily due to an increase in rental rates at a majority of the Company's mini-warehouse properties. The increase in cost of operations is primarily due to increases in payroll, repairs and maintenance and property tax expense. Repairs and maintenance increased due mainly to an increase in painting costs.

     Property net operating income before depreciation expense with respect to the Company's business park operations decreased by $75,000 or 12% from $631,000 in 1994 to $556,000 in 1995. This decrease is primarily due to an increase in cost of operations. The increase in cost of operations is mainly due to increases in payroll, repairs and maintenance and property tax expense. The increase in repairs and maintenance is primarily due to $14,000 (net of insurance reimbursement) in fire damage incurred at the Company's Phoenix, Arizona business park facility during the second quarter of 1995. The increase in property taxes is due to the receipt of a property tax refund in 1994 on a property tax appeal on behalf of the San Francisco facility. Rental income remained stable in 1995 compared to 1994.

     Substantially all of the Company's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, the Company completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Company expensed $106,000 in 1995 for known environmental remediation requirements. Although there can be no assurance, the Company is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

     Weighted  average   occupancy  levels  were  92%  for  the   mini-warehouse
facilities and 95% for the business park facilities in 1995 compared to 93% for the mini-warehouse facilities and 95% for the business park facilities in 1994.

Mini-warehouse Operating Trends.
--------------------------------

     The following table illustrates the operating trends for the Company's 13 mini-warehouses:

                                                                            For the year ended December 31,
                                                                      ----------------------------------------
                                                                       1996               1995           1994
                                                                      ------             ------         ------
Weighted average occupancy level                                        92%                92%             93%
Realized monthly rent per occupied square foot (1)                     $.72               $.70            $.67
Operating margin: (2)
     Before reduction for depreciation expense                          65%                65%             65%
     After reduction for depreciation expense                           52%                52%             52%

--------
(1) Realized rent per square foot represents the actual revenue earned per occupied square foot. Management believes this is a more relevant measure than the posted rental rates, since posted rates can be discounted through the use of promotions. Includes administrative and late fees.
(2) Operating margin (before reduction for depreciation expense) is computed by dividing rental income less cost of operations by rental income. Operating margin (after reduction for depreciation expense) is computed by dividing rental income less cost of operations and depreciation by rental income.

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

     CAPITAL STRUCTURE. The Company's financial profile has been characterized by increasing cash provided by operating activities and increasing funds from operations ("FFO").

     NET CASH PROVIDED BY OPERATING ACTIVITIES AND FUNDS FROM OPERATIONS. The Company believes that important measures of its performance as well as liquidity are net cash provided by operating activities and FFO.

     Net cash provided by operating activities (net income plus depreciation) reflects the cash generated from the Company's business before distributions to shareholders and capital expenditures. Net cash provided by operating activities has increased over the past years from $3,899,000 in 1994 to $4,485,000 in 1996.
                                       15

     FFO is defined by the Company, consistent with the definition of FFO by the National Association of Real Estate Investment Trusts (NAREIT), as net income
(loss) (computed in accordance with generally accepted accounting principles) before depreciation and extraordinary or non-recurring items. FFO for the years ended December 31, 1996 and 1995 was $4,305,000 and $4,007,000, respectively. FFO is presented because the Company, as well as many industry analysts, consider FFO to be one measure of the performance of the Company, i.e., one that generally reflects changes in the Company's net operating income. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for the Company's cash flow or net income, as a measure of the Company's liquidity or operating performance or ability to pay distributions. Furthermore, the NAREIT definition of FFO does not address the treatment of certain items and all REITs do not treat items the same way in computing FFO. Accordingly, comparisons of levels of FFO among REITs may not necessarily be meaningful.

     The Company has an unsecured revolving credit facility with a bank for borrowings up to $3,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the LIBOR rate plus 2.25%. Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. During the first quarter of 1996, the Company borrowed and repaid $250,000 on its line of credit facility. At December 31, 1996, there was no outstanding balance on the credit facility.

     The following table summarizes the Company's ability to make capital improvements to maintain its facilities through the use of cash provided by operating activities. The remaining cash flow is available to the Company to pay distributions to shareholders and repurchase its stock.



                                                                         Years ended December 31,
                                                            ------------------------------------------------
                                                                1996               1995               1994
                                                            ----------         ----------         ----------
Net income                                                  $3,155,000         $2,796,000         $2,923,000
Depreciation                                                 1,150,000          1,105,000          1,046,000
Environmental cost                                                -               106,000              -
                                                            ----------         ----------         ----------
Funds from operations
   (Net cash provided by operating activities
   before changes in working capital components)             4,305,000          4,007,000          3,969,000
Capital improvements to maintain facilities                   (507,000)          (472,000)          (216,000)
                                                            ----------         ----------         ----------
Funds available for distributions to
   shareholders and repurchase of stock                      3,798,000          3,535,000          3,753,000
Cash distributions to shareholders                          (2,749,000)        (2,793,000)        (2,889,000)
                                                            ----------         ----------         ----------
Excess funds available for principal
   payments, cash distributions to
   shareholders and repurchase of stock                     $1,049,000         $  742,000         $  864,000
                                                            ==========         ==========         ==========

     The Company believes that its rental revenues and interest and other income will be sufficient over at least the next twelve months to meet the Company's operating expenses, capital improvements and distributions to shareholders. For 1997, the Company anticipates expending approximately $507,000 for capital improvements. During 1995, the Company's property operator commenced a program to enhance the visual appearance of the mini-warehouse facilities operated by it. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices. The vast majority of the costs associated with these enhancements were incurred in 1995 and 1996.

     During the second quarter of 1995, the Company borrowed $145,000 from an affiliate for working capital purposes. The advance, which was repaid in May 1995, bore interest at the prime rate plus .25%. Interest expense of $1,000 was charged to income in 1995 with respect to this advance.

     The Company believes its geographically diverse portfolio has resulted in a relatively stable and predictable investment portfolio.

     On November 12, 1996, the Company's Board of Directors declared a regular quarterly distribution per share of $0.34 payable on January 15, 1997 to shareholders of record on December 31, 1996.

     In August 1995, the Management Agreement for the mini-warehouse facilities was amended to provide that upon demand from PSI made prior to December 15, 1995, the Company agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In November 1995, the Company prepaid, to PSI, 8 months of 1996 management fees at a cost of $205,000. The amount has been expensed as management fees paid to affiliate during 1996.

DISTRIBUTIONS
-------------

     The Company has established a conservative distribution policy. The aggregate amount of dividends paid or accrued to the shareholders in each year since inception of the Company were as follows:

                       Series A             Series B               Total
                    -------------         -------------       ------------
 1984                  $858,000              $75,000             $933,000
 1985                 1,061,000               92,000            1,153,000
 1986                 1,273,000              111,000            1,384,000
 1987                 1,751,000              152,000            1,903,000
 1988                 2,307,000              201,000            2,508,000
 1989                 2,758,000              240,000            2,998,000
 1990                 2,865,000              249,000            3,114,000
 1991                 3,204,000              282,000            3,486,000
 1992                 2,738,000              251,000            2,989,000
 1993                 2,700,000              251,000            2,951,000
 1994                 2,612,000              251,000            2,863,000
 1995                 2,530,000              252,000            2,782,000
 1996                 2,484,000              252,000            2,736,000
                    -------------         -------------       ------------
Total               $29,141,000           $2,659,000          $31,800,000
                    =============         =============       ============

     The Convertible Series B shares and Convertible Series C shares will convert automatically into Series A shares on a share-for-share basis (the "Conversion") when (A) the sum of (1) all cumulative dividends and other distributions from all sources paid with respect to the Series A shares (including liquidating distributions, but not including payments made to redeem such stock other than in liquidation) and (2) the cumulative Partnership distributions from all sources with respect to all units equals (B) the product of $20 multiplied by the number of the then outstanding "Original Series A shares". The term "Original Series A shares" means the Series A shares issued in the Reorganization. Through December 31, 1996, the Company has made and declared cumulative cash distributions of approximately $29,141,000 with respect to the Series A shares. Accordingly, assuming no repurchases or redemptions of Series A shares after December 31, 1996, Conversion will occur when $7,258,000 in additional distributions with respect to the Series A shares have been made.

REIT DISTRIBUTION REQUIREMENT
-----------------------------

     The Company has elected and intends to continue to qualify as REIT for Federal income tax purposes. As a REIT, the Company must meet, among other tests, sources of income, share ownership, and certain asset tests. As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that at least 95% of its taxable income is so distributed to its shareholders prior to filing the Company's tax return. Under certain circumstances, the Company can rectify a failure to meet the 95% distribution test by making distributions after the close of a particular taxable year and attributing those distributions to the prior year's taxable income. The Company has satisfied the REIT distribution requirement for 1996 by attributing distributions in 1997 to the prior year's taxable income. The extent to which the Company will be required to attribute distributions to the prior year will depend on the Company's operating results (taxable income) and the level of distributions as determined by the Board of Directors. The primary difference between book income and taxable income is depreciation expense. In 1996, the Company's Federal tax depreciation was $1,229,000.

     The Company's Board of Directors has authorized the Company to purchase up to 400,000 shares of Series A common stock. As of December 31, 1996, the Company had purchased and retired 301,275 shares of Series A common stock.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

     Company's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedule in
Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          ---------------------------------------------------------------

     None.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
          ------------------------------------------------

     Incorporated by reference herein is information required by this item, which is to be included in an amendment on Form 10-K/A to this Form 10-K filed within 120 days of the end of the Registrant's 1996 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

     Incorporated by reference herein is information required by this item, which is to be included in an amendment on Form 10-K/A to this Form 10-K filed within 120 days of the end of the Registrant's 1996 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     Incorporated by reference herein is information required by this item, which is to be included in an amendment on Form 10-K/A to this Form 10-K filed within 120 days of the end of the Registrant's 1996 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     Incorporated by reference herein is information required by this item, which is to be included in an amendment on Form 10-K/A to this Form 10-K filed within 120 days of the end of the Registrant's 1996 fiscal year.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ----------------------------------------------------------------

    (a)   List of Documents filed as part of the Report.
          1. Financial Statements: See Index to Financial Statements and Financial Statement Schedule.
          2. Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedule.
          3.  Exhibits:  See Exhibit Index contained herein.

    (b) Reports on Form 8-K filed during the last quarter of the period ended December 31, 1996:
              None.

    (c)   Exhibits:
              See Exhibit Index contained herein.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       PUBLIC STORAGE PROPERTIES XI, INC.

Dated: March 27, 1997                  By:/s/ Harvey Lenkin
                                          -------------------------
                                          Harvey Lenkin, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                                  Capacity                                 Date
-------------------------             ---------------------------------------         -------------------
/s/ B. Wayne Hughes                   Chairman of the Board, Chief Executive            March 27, 1997
-------------------------               Officer and Director
B. Wayne Hughes                         (Principal Executive Officer)



/s/ Vern O. Curtis                    Director                                          March 27, 1997
-------------------------
Vern O. Curtis


/s/ Jack D. Steele                    Director                                          March 27, 1997
-------------------------
Jack D. Steele


/s/ David P. Singelyn                 Vice President and Chief Financial Officer        March 27, 1997
---------------------                   (Principal Financial Officer and
David P. Singelyn                       Principal Accounting Officer)

                       PUBLIC STORAGE PROPERTIES XI, INC.

                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))



                                                                       Page
                                                                    References
                                                                    ----------

Report of Independent Auditors                                          F-1

Financial Statements and Schedule:

Balance Sheets as of December 31, 1996 and 1995                         F-2

 For each of the three years in the period ended December 31, 1996:

    Statements of Income                                                F-3

    Statements of Shareholders' Equity                                  F-4

    Statements of Cash Flows                                            F-5

Notes to Financial Statements                                        F-6 - F-10

Schedule for the years ended December 31, 1996, 1995 and 1994:

    III  Real Estate and Accumulated Depreciation                    F-11 - F-12

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors





The Board of Directors and Shareholders
Public Storage Properties XI, Inc.


We have audited the accompanying balance sheets of Public Storage Properties XI, Inc. as of December 31, 1996 and 1995, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties XI, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.








                                                        ERNST & YOUNG LLP


February 18, 1997
Los Angeles, California

                       PUBLIC STORAGE PROPERTIES XI, INC.
                                 BALANCE SHEETS
                           December 31, 1996 and 1995

                                                                                         1996                  1995
                                                                                    -----------           -----------
                                                         ASSETS
                                                         ------
Cash and cash equivalents                                                            $1,290,000              $746,000
Rent and other receivables                                                               53,000                87,000
Prepaid expenses                                                                        142,000               268,000

Real estate facilities at cost:
   Building, land improvements and equipment                                         26,526,000            26,031,000
   Land                                                                              12,118,000            12,118,000
                                                                                    -----------           -----------
                                                                                     38,644,000            38,149,000

Less accumulated depreciation                                                       (12,000,000)          (10,862,000)
                                                                                    -----------           -----------
                                                                                     26,644,000            27,287,000
                                                                                    -----------           -----------

Total assets                                                                        $28,129,000           $28,388,000
                                                                                    ===========           ===========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
                                          ------------------------------------


Accounts payable                                                                       $633,000              $609,000
Dividends payable                                                                       681,000               694,000
Advance payments from renters                                                           198,000               202,000

Shareholders' equity:
   Series A common, $.01 par value,
     2,828,989 shares authorized,
     1,819,937 shares issued and
     outstanding (1,856,337 shares
     issued and outstanding in 1995)                                                     18,000                19,000
   Convertible Series B common, $.01 par
     value, 184,453 shares authorized,
     issued and outstanding                                                               2,000                 2,000
   Convertible Series C common, $.01 par
     value, 522,618 shares authorized,
     issued and outstanding                                                               5,000                 5,000

   Paid-in-capital                                                                   32,421,000            33,105,000
   Cumulative net income                                                             25,971,000            22,816,000
   Cumulative distributions                                                         (31,800,000)          (29,064,000)
                                                                                    -----------           -----------

   Total shareholders' equity                                                        26,617,000            26,883,000
                                                                                    -----------           -----------

Total liabilities and shareholders' equity                                          $28,129,000           $28,388,000
                                                                                    ===========           ===========

                             See accompanying notes.
                                       F-2

                       PUBLIC STORAGE PROPERTIES XI, INC.
                              STATEMENTS OF INCOME
                       For each of the three years in the
                         period ended December 31, 1996

                                                                     1996                  1995                  1994
                                                                   ----------            ----------            ----------

REVENUES:

Rental income                                                      $7,220,000            $6,859,000            $6,651,000
Interest income                                                        33,000                19,000                21,000
                                                                   ----------            ----------            ----------
                                                                    7,253,000             6,878,000             6,672,000
                                                                   ----------            ----------            ----------
COSTS AND EXPENSES:

Cost of operations                                                  2,334,000             2,265,000             2,107,000
Management fees paid to affiliates                                    394,000               400,000               388,000
Depreciation                                                        1,150,000             1,105,000             1,046,000
Administrative                                                        217,000               205,000               208,000
Environmental cost                                                          -               106,000                     -
Interest expense                                                        3,000                 1,000                     -
                                                                   ----------            ----------            ----------

                                                                    4,098,000             4,082,000             3,749,000
                                                                   ----------            ----------            ----------

NET INCOME                                                         $3,155,000            $2,796,000            $2,923,000
                                                                   ==========            ==========            ==========

Primary earnings per share-Series A                                    $1.59                 $1.37                 $1.39
                                                                   ==========            ==========            ==========

Fully diluted earnings per share-Series A                              $1.24                 $1.09                 $1.11
                                                                   ==========            ==========            ==========

Dividends declared per share:
   Series A                                                            $1.36                 $1.36                 $1.36
                                                                   ==========            ==========            ==========
   Series B                                                            $1.36                 $1.36                 $1.36
                                                                   ==========            ==========            ==========

Weighted average Common shares outstanding:
   Primary- Series A                                                1,830,845             1,863,470             1,925,554
                                                                   ==========            ==========            ==========
   Fully diluted- Series A                                          2,537,916             2,570,541             2,632,625
                                                                   ==========            ==========            ==========

                             See accompanying notes.
                                       F-3


                       PUBLIC STORAGE PROPERTIES XI, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 For each of the three years in the period ended
                                December 31, 1996


                                                                    Convertible                 Convertible
                                         Series A                    Series B                     Series C
                                   Shares         Amount       Shares        Amount        Shares         Amount
                                  ---------      --------      -------       ------         -------       ------
Balances at December 31, 1993     1,963,062       $20,000      184,453       $2,000         522,618       $5,000


Net income
Repurchase of shares                (74,525)       (1,000)

Cash distributions declared:
   $1.36 per share - Series A
   $1.36 per share - Series B
                                -----------------------------------------------------------------------------------

Balances at December 31, 1994     1,888,537        19,000      184,453        2,000         522,618        5,000

Net income
Repurchase of shares                (32,200)            -

Cash distributions declared:
   $1.36 per share - Series A
   $1.36 per share - Series B
                                -----------------------------------------------------------------------------------

Balances at December 31, 1995     1,856,337        19,000      184,453        2,000         522,618        5,000

Net income
Repurchase of shares                (36,400)       (1,000)

Cash distributions declared:
   $1.36 per share - Series A
   $1.36 per share - Series B
                                -----------------------------------------------------------------------------------

Balances at December 31, 1996     1,819,937       $18,000      184,453       $2,000         522,618       $5,000
                                ===================================================================================

                                                     Cumulative                         Total
                                       Paid-in           net         Cumulative     shareholders'
                                       Capital         income       distributions      equity
                                    -----------    -----------     ------------     -----------
Balances at December 31, 1993       $34,887,000    $17,097,000     ($23,419,000)    $28,592,000


Net income                                           2,923,000                        2,923,000
Repurchase of shares                 (1,253,000)                                     (1,254,000)

Cash distributions declared:
   $1.36 per share - Series A                                       (2,612,000)      (2,612,000)
   $1.36 per share - Series B                                         (251,000)        (251,000)
                                -------------------------------------------------------------------

Balances at December 31, 1994        33,634,000     20,020,000     (26,282,000)      27,398,000

Net income                                           2,796,000                        2,796,000
Repurchase of shares                   (529,000)                                       (529,000)

Cash distributions declared:
   $1.36 per share - Series A                                       (2,530,000)      (2,530,000)
   $1.36 per share - Series B                                         (252,000)        (252,000)
                                -------------------------------------------------------------------

Balances at December 31, 1995        33,105,000     22,816,000     (29,064,000)      26,883,000

Net income                                           3,155,000                        3,155,000
Repurchase of shares                   (684,000)                                       (685,000)

Cash distributions declared:
   $1.36 per share - Series A                                       (2,484,000)      (2,484,000)
   $1.36 per share - Series B                                         (252,000)        (252,000)
                                -------------------------------------------------------------------

Balances at December 31, 1996       $32,421,000    $25,971,000     ($31,800,000)    $26,617,000
                                ===================================================================

                             See accompanying notes.
                                       F-4

                       PUBLIC STORAGE PROPERTIES XI, INC.
                            STATEMENTS OF CASH FLOWS
                       For each of the three years in the
                         period ended December 31, 1996

                                                                     1996                  1995                  1994
                                                                  ----------            ----------           ----------
Cash flows from operating activities:
   Net income                                                     $3,155,000            $2,796,000           $2,923,000

   Adjustments  to  reconcile  net
       income  to net cash  provided
       by  operating activities:

     Depreciation                                                  1,150,000             1,105,000            1,046,000
     Decrease (increase) in rent and
       other receivables                                              34,000               (53,000)              (1,000)
     Increase in prepaid expenses                                    (79,000)               (4,000)              (1,000)
     Amortization (payment) of prepaid management fees               205,000              (205,000)                   -
     Increase (decrease) in accounts payable                          24,000               151,000              (29,000)
     Decrease in advance payments from renters                        (4,000)               (4,000)             (39,000)
                                                                  ----------            ----------           ----------

       Total adjustments                                           1,330,000               990,000              976,000
                                                                  ----------            ----------           ----------

       Net cash provided by operating activities                   4,485,000             3,786,000            3,899,000
                                                                  ----------            ----------           ----------

Cash flows from investing activities:

     Additions to real estate facilities                            (507,000)             (472,000)            (216,000)
                                                                  ----------            ----------           ----------

       Net cash used in  investing activities                       (507,000)             (472,000)            (216,000)
                                                                  ----------            ----------           ----------

Cash flows from financing activities:

     Distributions paid to shareholders                           (2,749,000)           (2,793,000)          (2,889,000)
     Advances from affiliate                                          -                    145,000                -
     Repayment of advances from affiliate                             -                   (145,000)               -
     Borrowing on credit facility                                    250,000                -                     -
     Repayment of borrowing on credit facility                      (250,000)               -                     -
     Purchase of Company Series A common stock                      (685,000)             (529,000)          (1,254,000)
                                                                  ----------            ----------           ----------

       Net cash used in financing activities                      (3,434,000)           (3,322,000)          (4,143,000)
                                                                  ----------            ----------           ----------

Net increase (decrease) in cash and cash equivalents                 544,000                (8,000)            (460,000)

Cash and cash equivalents at the beginning of the year               746,000               754,000            1,214,000
                                                                  ----------            ----------           ----------

Cash and cash equivalents at the end of the year                  $1,290,000              $746,000             $754,000
                                                                  ==========            ==========           ==========

                             See accompanying notes.
                                       F-5

                       PUBLIC STORAGE PROPERTIES XI, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

1.       DESCRIPTION OF BUSINESS

              Public Storage Properties XI, Inc. (the "Company") is a California corporation which has elected to qualify as a real estate investment trust ("REIT") for Federal income tax purposes. The Company succeeded to the business of Public Storage Properties XI, Ltd. (the "Partnership") in a reorganization transaction which was effective December 31, 1990 (the "Reorganization").

              The Company owns and operates primarily self-storage facilities and, to a lesser extent, business park facilities containing commercial or industrial spaces.

                  The term of the Company is until all properties have been sold and, in any event, not later than December 31, 2038. The bylaws of the Company provide that, during 1997, unless shareholders have previously approved such a proposal, the shareholders will be presented with a proposal to approve or disapprove (a) the sale or financing of all or substantially all of the properties and (b) the distribution of the proceeds from such transaction and, in the case of a sale, the liquidation of the Company.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation:

              Certain prior year amounts have been reclassified in order to conform with the 1996 presentation.

         Income Taxes:

              The Company has and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code (the Code). As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that the Company meets the requirements of the Code. The Company believes it is in compliance with these requirements and, accordingly, no provision for income taxes has been made.

         Statements of Cash Flows:

              For purposes of financial statement presentation, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Real Estate Facilities:

              Cost of land includes appraisal and legal fees related to acquisition and closing costs. Buildings, land improvements and equipment reflect costs incurred through December 31, 1996 and 1995 to develop primarily mini-warehouse facilities and to a lesser extent, business park facilities. The mini-warehouse facilities provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are depreciated on the straight-line basis over estimated useful lives of 25 and 5 years, respectively. Included in depreciation is depreciation of tenant improvements on the Company's business park facilities of $47,000, $50,000 and $19,000 in 1996, 1995 and 1994, respectively.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in 1996 and based on current circumstances, such adoption did not have any effect on the financial statements.

              At December 31, 1996, the basis of real estate facilities (excluding land) for Federal income tax purposes (after adjustment for accumulated depreciation of $15,586,000) is $9,794,000.

         Revenue Recognition:

              Property rents are recognized as earned.

         Net Income Per Share:

              Net income per share is based on net income attributable to each series of common shares and the weighted average number of such shares outstanding during the periods presented.

              Net income per share is presented on a primary and fully diluted basis. Primary earnings per share represents the Series A shareholders' rights to distributions out of the respective period's net income, which is calculated by dividing net income after reduction for distributions to the Convertible Series B shareholders (Series C shareholders are not entitled to cash distributions) by the weighted average number of outstanding Series A shares (Note 4). Fully diluted earnings per share assumes conversion of the Convertible Series B and Series C shares into Series A shares.

         Use of Estimates:

              The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Environmental Cost:

              Substantially all of the Company's  facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, the Company completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Company expensed $106,000 in 1995 for known environmental remediation requirements. Although there can be no assurance, the Company is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

3.       RELATED PARTY TRANSACTIONS

              The Company has a Management Agreement with Public Storage, Inc. ("PSI") pursuant to which PSI operates the Company's mini-warehouse facilities for a fee equal to 6% of the facilities' monthly gross revenue (as defined). Through 1996, the Company's commercial properties were operated by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement which provides for a fee equal to 5% of the facilities' monthly gross revenue (as defined).

              PSI has a 95% economic interest in PSCPG (represented by nonvoting preferred stock) and B. Wayne Hughes, the Company's Chief Executive Officer, and members of his family (the "Hughes Family") had a 5% economic interest in PSCPG (represented by voting common stock) until December 1996 when the Hughes Family sold its interest to Ronald L. Havner, Jr., formerly Senior Vice President and Chief Financial Officer of PSI, who became the Chief Executive Officer of PSCPG. PSCPG issued additional voting common stock to two other unaffiliated investors.

              In January 1997, American Office Park Properties, L.P. ("AOPPLP") became the operator of the Company's commercial properties pursuant to the Management Agreement. AOPPLP is an operating partnership formed to own and operate business parks in which PSI has an approximate 85% economic interest. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc.

              Each Management Agreement, as amended in February 1995, provides that the agreement will expire in February 2002 provided that in February of each year it shall be automatically extended for one year (thereby maintaining a seven-year term) unless either party notifies the other that the Management Agreement is not being extended, in which case it expires, on the first anniversary of its then scheduled expiration date. Each Management Agreement may also be terminated by either party for cause, but if terminated for cause by the Company, the Company retains the rights to use the service marks and related designs until the then scheduled expiration date, if applicable, or otherwise a date seven years after such termination.

              In August 1995, the Management Agreement for the mini-warehouse facilities was amended to provide that upon demand from PSI made prior to December 15, 1995, the Company agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In November 1995, the Company prepaid, to PSI, 8 months of 1996 management fees at a cost of $205,000. The amount has been expensed as management fees paid to affiliate during 1996.

              During the second quarter of 1995, the Company borrowed $145,000 from an affiliate for working capital purposes. The advance, which was repaid in May 1995, bore interest at the prime rate plus .25%. Interest expense of $1,000 was charged to income in 1995 with respect to this advance.

4.       SHAREHOLDERS' EQUITY

              Series A shares are entitled to all distributions of cash from sale or refinancing and participate ratably with the Convertible Series B shares in distributions of cash flow from operations. The Convertible Series C shares (prior to conversion into Series A shares) will not participate in any distributions.

              The Convertible Series B shares and Convertible Series C shares will convert automatically into Series A shares on a share-for-share basis (the "Conversion") when (A) the sum of (1) all cumulative dividends and other distributions from all sources paid with respect to the Series A shares (including liquidating distributions, but not including payments made to redeem such stock other than in liquidation) and (2) the cumulative Partnership distributions from all sources with respect to all units equals (B) the product of $20 multiplied by the number of the then outstanding "Original Series A shares". The term "Original Series A shares" means the Series A shares issued in the Reorganization. Through December 31, 1996, the Company has made and declared cumulative cash distributions of approximately $29,141,000 with respect to the Series A shares. Accordingly, assuming no repurchases or redemptions of Series A shares after December 31, 1996, Conversion will occur when $7,258,000 in additional distributions with respect to the Series A shares have been made.

              Assuming liquidation of the Company at its net book value at December 31, 1996 and 1995, each Series of common shares would receive the following as a liquidating distribution:


                                               1996               1995
                                         ---------------    ---------------
        Series A                           $21,449,000        $22,567,000
        Convertible Series B                 1,348,000          1,126,000
        Convertible Series C                 3,820,000          3,190,000
                                         ---------------    ---------------
        Total                              $26,617,000        $26,883,000
                                         ===============    ===============

              The Series B and Series C shareholders have agreed that 47,824 of the Series A shares received upon conversion of the Convertible Series B and Convertible Series C shares will not be entitled to distributions attributable to sale or financing proceeds. This agreement, which is binding on transferees of such Series A shares, is reflected in the liquidation values applicable to the Series A and Convertible Series B and C shares.

              The Series A shares, Convertible Series B shares and Convertible Series C shares have equal voting rights. The holders of the Convertible Series B and Convertible Series C shares have agreed to vote along with the majority of the unaffiliated Series A shareholders on matters other than control of the Company and its business.

              The Company's Board of Directors has authorized the Company to purchase up to 400,000 shares of the Company's Series A common stock. As of December 31, 1996, the Company had purchased and retired 301,275 shares of Series A common stock, of which 36,400 and 32,200 were purchased and retired in 1996 and 1995, respectively.

              For Federal income tax purposes, all distributions declared by the Board of Directors in 1996, 1995 and 1994 were ordinary income.

5.       NOTE PAYABLE TO BANK

              The Company has an unsecured revolving credit facility with a bank for borrowings up to $3,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the LIBOR rate plus 2.25%. Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable.

              During the first quarter of 1996, the Company borrowed and repaid $250,000 on its line of credit facility. At December 31, 1996, there was no outstanding balance on the credit facility.

              Under covenants of the credit facility, the Company is (1) required to maintain a ratio of liabilities to assets (as defined) for each fiscal quarter of not more than .3 to 1.0, (2) required to maintain a debt coverage ratio (as defined) for each fiscal quarter of not less than 8 times the debt service, (3) required to maintain a fixed charge coverage ratio (as defined) for each fiscal quarter of not less than 1.0 to 1.0 and (4) required to maintain a minimum shareholder's equity (as defined) for each fiscal quarter of $20 million.

6.       QUARTERLY RESULTS (UNAUDITED)

              The following is a summary of unaudited quarterly results of operations:

                                                                          Three months ended
                                                      ---------------------------------------------------------
                                                      March 1996      June 1996      Sept. 1996      Dec. 1996
                                                      ----------     -----------   -------------    -----------
        Revenues                                      $1,741,000     $1,822,000     $1,858,000       $1,832,000
                                                      ----------     -----------   -------------    -----------
        Expenses                                       1,004,000      1,017,000      1,028,000        1,049,000
                                                      ----------     -----------   -------------    -----------
        Net income                                      $737,000       $805,000       $830,000         $783,000
                                                      ==========     ===========   =============    ===========
        Primary earnings per share- Series A               $0.37          $0.40          $0.42            $0.40
                                                      ==========     ===========   =============    ===========
        Fully diluted earnings per share- Series A         $0.29          $0.32          $0.32            $0.31
                                                      ==========     ===========   =============    ===========


                                                                         Three months ended
                                                      ---------------------------------------------------------
                                                      March 1995      June 1995      Sept. 1995      Dec. 1995
                                                      ----------     -----------   -------------    -----------
        Revenues                                      $1,652,000      $1,718,000      $1,787,000     $1,721,000
                                                      ----------     -----------   -------------    -----------
        Expenses                                         945,000       1,005,000         995,000      1,137,000
                                                      ----------     -----------   -------------    -----------
        Net income                                      $707,000        $713,000        $792,000       $584,000
                                                      ==========     ===========   =============    ===========
        Primary earnings per share- Series A               $0.34           $0.35           $0.39          $0.29
                                                      ==========     ===========   =============    ===========
        Fully diluted earnings per share- Series A         $0.27           $0.28           $0.31          $0.23
                                                      ==========     ===========   =============    ===========

                       PUBLIC STORAGE PROPERTIES XI, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                  Initial Cost
                                                               ----------------------      Costs
                                                                         Bldg., Land   subsequent to
    Date                                                                    Imp &       construction
  Completed           Description           Encumbrances       Land       Equipment    (Improvements)
  -----------------------------------------------------------------------------------------------------
 Mini-warehouses:
    11/84     Branford / Owens Commerce          -             $551,000      $904,000          $70,000
    10/84     Houston / De Soto Dr               -              882,000     1,111,000           92,000
    10/84     Las Vegas / Charleston             -              543,000     1,065,000           88,000
    12/84     Colma / El Camino Real             -              675,000     1,406,000           67,000
    02/85     Pasadena /Arroyo Pkwy I            -            3,021,000     3,764,000          171,000
    10/84     Tempe / E Broadway                 -              346,000       916,000           52,000
    11/84     Las Vegas / Tropicana Ave          -              590,000     1,135,000           60,000
    11/84     Houston / East Freeway             -              394,000       970,000          132,000
    05/85     Phoenix / N 43rd Ave               -              193,000       969,000           58,000
    07/85     Phoenix / Black Canyon             -              201,000     1,025,000           62,000
    12/85     Nesconset / Southern Blvd          -              429,000     1,871,000          109,000
    02/86     Austin / Ben White Blvd            -              700,000       972,000           29,000
    07/85     Arlington / E Pioneer Pkwy         -              590,000     1,187,000           66,000

 Business Parks:

    04/85     Overland Park / I-435              -            1,172,000     2,671,000          778,000
    05/85     Phoenix / 43RD Ave                 -              493,000     1,658,000          116,000
    07/85     Phoenix / Black Canyon Hwy         -              236,000       610,000           36,000
    03/86     S. San Francisco / San             -            1,102,000     2,017,000          289,000
              Mateo
                                          -------------------------------------------------------------
                                                 -          $12,118,000   $24,251,000       $2,275,000
                                          =============================================================

                                           Gross Carrying Amount At December 31, 1996                      Life on Which
                                           ------------------------------------------                      Depreciation in
                                                            Bldg., Land                                     Latest Income
    Date                                                         Imp                         Accumulated    Statements is
  Completed           Description              Land         & Equipment         Total        Depreciation     Computed
  -------------------------------------------------------------------------------------------------------------------------
 Mini-warehouses:
    11/84     Branford / Owens Commerce         $551,000        $974,000     $1,525,000         ($460,000)    5-25 Years
    10/84     Houston / De Soto Dr               882,000       1,203,000      2,085,000          (570,000)    5-25 Years
    10/84     Las Vegas / Charleston             543,000       1,153,000      1,696,000          (557,000)    5-25 Years
    12/84     Colma / El Camino Real             675,000       1,473,000      2,148,000          (674,000)    5-25 Years
    02/85     Pasadena /Arroyo Pkwy I          3,021,000       3,935,000      6,956,000        (1,808,000)    5-25 Years
    10/84     Tempe / E Broadway                 346,000         968,000      1,314,000          (470,000)    5-25 Years
    11/84     Las Vegas / Tropicana Ave          590,000       1,195,000      1,785,000          (577,000)    5-25 Years
    11/84     Houston / East Freeway             394,000       1,102,000      1,496,000          (503,000)    5-25 Years
    05/85     Phoenix / N 43rd Ave               193,000       1,027,000      1,220,000          (483,000)    5-25 Years
    07/85     Phoenix / Black Canyon             201,000       1,087,000      1,288,000          (489,000)    5-25 Years
    12/85     Nesconset / Southern Blvd          429,000       1,980,000      2,409,000          (830,000)    5-25 Years
    02/86     Austin / Ben White Blvd            700,000       1,001,000      1,701,000          (429,000)    5-25 Years
    07/85     Arlington / E Pioneer Pkwy         590,000       1,253,000      1,843,000          (571,000)    5-25 Years

 Business Parks:

    04/85     Overland Park / I-435            1,172,000       3,449,000      4,621,000        (1,530,000)    5-25 Years
    05/85     Phoenix / 43RD Ave                 493,000       1,774,000      2,267,000          (746,000)    5-25 Years
    07/85     Phoenix / Black Canyon Hwy         236,000         646,000        882,000          (302,000)    5-25 Years
    03/86     S. San Francisco / San           1,102,000       2,306,000      3,408,000        (1,001,000)    5-25 Years
              Mateo
                                          -----------------------------------------------------------------
                                             $12,118,000     $26,526,000    $38,644,000      ($12,000,000)
                                          =================================================================

                       PUBLIC STORAGE PROPERTIES XI, INC.
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)

(a) The following is a reconciliation of costs and related accumulated depreciation.

                              COSTS RECONCILIATION


                                                                                Years Ended December 31,
                                                              ------------------------------------------------------
                                                                 1996                 1995                 1994
                                                              ------------------------------------------------------

Balance at the beginning of the period                        $38,149,000          $37,726,000          $37,536,000

Additions during the period:

  Improvements                                                    507,000              472,000              216,000

Deductions during the period                                      (12,000)             (49,000)             (26,000)
                                                              ------------------------------------------------------
Balance at the close of the period                            $38,644,000          $38,149,000          $37,726,000
                                                              ======================================================


                     ACCUMULATED DEPRECIATION RECONCILIATION


                                                                            Years Ended December 31,
                                                              ------------------------------------------------------
                                                                 1996                 1995                 1994
                                                              ------------------------------------------------------

Balance at the beginning of the period                        $10,862,000           $9,806,000           $8,786,000

Additions during the period:

  Depreciation                                                  1,149,000            1,105,000            1,046,000

Deductions during the period                                      (11,000)             (49,000)             (26,000)
                                                              ------------------------------------------------------
Balance at the close of the period                            $12,000,000          $10,862,000           $9,806,000
                                                              ======================================================


(b) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $25,380,000.

                   PUBLIC STORAGE PROPERTIES XI, INC.

                                  EXHIBIT INDEX
                                  (Item 14(c))

3.1 Articles of Incorporation. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

3.2 Certificate of Amendment of Articles of Incorporation. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

3.3 Amended and Restated Bylaws. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

3.4 Amendments to Bylaws Adopted on July 30, 1992. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

10.1 Amended Management Agreement dated February 21, 1995 between the Company and Public Storage Management, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.2      Amended  Management  Agreement  dated  February  21, 1995  between the
          Company and Public Storage Commercial Properties Group, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.3 Amendment to Amended Management Agreement dated August 8, 1995 between the Company, Public Storage Management, Inc. and Storage Equities, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995 and incorporated herein by reference.

10.4 Revolving Note and Loan Agreement between the Company and The First National Bank of Boston dated as of December 29, 1995. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

27        Financial Data Schedule. Filed herewith.