Form 10-Q
period 1997-03-31
PUBLIC STORAGE PROPERTIES XI INC
filed 1997-05-14
CIK 866368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number 1-10709
                       -------

                       PUBLIC STORAGE PROPERTIES XI, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            California                                               95-4300881
-----------------------------------------              -------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

       701 Western Ave
     Glendale, California                                            91201-2397
-----------------------------------------              -------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:             (818) 244-8080
                                                       -------------------------


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

The number of shares outstanding of the Company's classes of common stock as of March 31, 1997:

               1,819,937 shares of $.01 par value Series A shares
                184,453 shares of $.01 par value Series B shares 522,618 shares of $.01 par value Series C shares
              ----------------------------------------------------

                                      INDEX


                                                                        Page
                                                                        ----
PART I.   FINANCIAL INFORMATION

Condensed Balance Sheets at March 31, 1997
     and December 31, 1996                                                2

Condensed Statements of Income for the three
     months ended March 31, 1997 and 1996                                 3

Condensed Statement of Shareholders' Equity for the
     three months ended March 31, 1997                                    4

Condensed Statements of Cash Flows for the
     three months ended March 31, 1997 and 1996                           5

Notes to Condensed Financial Statements                                   6

Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      7-8


PART II.  OTHER INFORMATION                                               9




                       PUBLIC STORAGE PROPERTIES XI, INC.
                            CONDENSED BALANCE SHEETS


                                                                                 March 31,            December 31,
                                                                                   1997                   1996
                                                                               --------------         --------------
                                                                                (Unaudited)
                                     ASSETS
                                     ------
Cash and cash equivalents                                                        $1,623,000             $1,290,000
Rent and other receivables                                                           34,000                 53,000
Prepaid expenses                                                                    116,000                142,000

Real estate facilities at cost:
   Building, land improvements and equipment                                     26,630,000             26,526,000
   Land                                                                          12,118,000             12,118,000
                                                                               --------------         --------------
                                                                                 38,748,000             38,644,000

   Less accumulated depreciation                                                (12,280,000)           (12,000,000)
                                                                               --------------         --------------
                                                                                 26,468,000             26,644,000
                                                                               --------------         --------------

Total assets                                                                    $28,241,000            $28,129,000
                                                                               ==============         ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


Accounts payable                                                                   $632,000               $633,000
Dividends payable                                                                   681,000                681,000
Advance payments from renters                                                       209,000                198,000

Shareholders' equity:
   Series A common, $.01 par value, 2,828,989 shares authorized,
     1,819,937 shares issued and outstanding in 1997 and 1996                        18,000                 18,000
   Convertible Series B common, $.01 par value,
     184,453 shares authorized, issued and outstanding                                2,000                  2,000
   Convertible Series C common, $.01 par value,
     522,618 shares authorized, issued and outstanding                                5,000                  5,000

   Paid-in-capital                                                               32,421,000             32,421,000
   Cumulative net income                                                         26,754,000             25,971,000
   Cumulative distributions                                                     (32,481,000)           (31,800,000)
                                                                               --------------         --------------

   Total shareholders' equity                                                    26,719,000             26,617,000
                                                                               --------------         --------------
Total liabilities and shareholders' equity                                      $28,241,000            $28,129,000
                                                                               ==============         ==============



                            See accompanying notes.
                                       2




                       PUBLIC STORAGE PROPERTIES XI, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                           Three Months Ended
                                                                                March 31,
                                                                  -------------------------------------
                                                                      1997                   1996
                                                                  ----------------    -----------------
REVENUES:

Rental income                                                       $1,823,000             $1,736,000
Interest income                                                         13,000                  5,000
                                                                  ----------------    -----------------

                                                                     1,836,000              1,741,000
                                                                  ----------------    -----------------

COSTS AND EXPENSES:

Cost of operations                                                     615,000                578,000
Management fees paid to affiliates                                     106,000                 93,000
Depreciation                                                           280,000                274,000
Administrative                                                          52,000                 56,000
Interest expense                                                             -                  3,000
                                                                  ----------------    -----------------

                                                                     1,053,000              1,004,000
                                                                  ----------------    -----------------

NET INCOME                                                            $783,000               $737,000
                                                                  ================    =================


Primary earnings per share - Series A                                    $0.40                  $0.37
                                                                  ================    =================
Fully diluted earnings per share - Series A                              $0.31                  $0.29
                                                                  ================    =================

Dividends declared per share:
   Series A                                                              $0.34                  $0.34
                                                                  ================    =================
   Series B                                                              $0.34                  $0.34
                                                                  ================    =================


Weighted average Common shares outstanding:
   Primary - Series A                                                1,819,937              1,841,804
                                                                  ================    =================
   Fully diluted - Series A                                          2,527,008              2,548,875
                                                                  ================    =================



                            See accompanying notes.
                                       3



                       Public Storage Properties XI, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)



                                                                       Convertible                    Convertible
                                           Series A                      Series B                      Series C
                                      Shares         Amount         Shares        Amount        Shares         Amount
                                  ------------- ------------- ------------- ------------- -------------- -------------
Balances at December 31, 1996        1,819,937       $18,000       184,453        $2,000        522,618        $5,000


Net income

Cash distributions declared:
 $.34 per share - Series A
 $.34 per share - Series B
                                  ------------- ------------- ------------- ------------- -------------- -------------

Balances at March 31, 1997           1,819,937       $18,000       184,453        $2,000        522,618        $5,000
                                  ============= ============= ============= ============= ============== =============






                       Public Storage Properties XI, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)



                                                      Cumulative                      Total
                                         Paid-in         net       Cumulative     shareholders'
                                         capital        income    distributions      equity
                                   --------------- -------------- ------------- --------------
Balances at December 31, 1996         $32,421,000   $25,971,000   ($31,800,000)   $26,617,000
                                                                                         -

Net income                                              783,000                       783,000

Cash distributions declared:
 $.34 per share - Series A                                            (618,000)      (618,000)
 $.34 per share - Series B                                             (63,000)       (63,000)
                                   --------------- -------------- ------------- --------------

Balances at March 31, 1997            $32,421,000   $26,754,000   ($32,481,000)   $26,719,000
                                   =============== ============== ============= ==============



                            See accompanying notes.
                                       4




                       PUBLIC STORAGE PROPERTIES XI, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Three Months Ended
                                                                                      March 31,
                                                                      ------------------------------------
                                                                            1997                   1996
                                                                      --------------         -------------
                                                                                               (Restated)
Cash flows from operating activities:
     Net income                                                          $783,000               $737,000

     Adjustments to reconcile net income to net cash provided by operating activities:


     Depreciation                                                         280,000                274,000
     Decrease in rent and other receivables                                19,000                 62,000
     Decrease (increase) in prepaid expenses                               26,000                 (1,000)
     Amortization of prepaid management fees                                    -                 77,000
     (Decrease) increase in accounts payable                               (1,000)                 4,000
     Increase in advance payments from renters                             11,000                 35,000
                                                                      --------------         -------------

         Total adjustments                                                335,000                451,000
                                                                      --------------         -------------

         Net cash provided by operating activities                      1,118,000              1,188,000
                                                                      --------------         -------------


Cash flows from investing activities:

     Additions to real estate facilities                                 (104,000)               (53,000)
                                                                      --------------         -------------

         Net cash used in investing activities                           (104,000)               (53,000)
                                                                      --------------         -------------

Cash flows from financing activities:

     Distributions paid to shareholders                                  (681,000)              (694,000)
     Borrowing on credit facility                                               -                250,000
     Repayment of borrowing on credit facility                                  -               (250,000)
     Purchase of Company Series A common stock                                  -               (350,000)
                                                                      --------------         -------------

         Net cash used in financing activities                           (681,000)            (1,044,000)
                                                                      --------------         -------------

Net increase in cash and cash equivalents                                 333,000                 91,000

Cash and cash equivalents at the beginning of the period                1,290,000                746,000
                                                                      --------------         -------------

Cash and cash equivalents at the end of the period                     $1,623,000               $837,000
                                                                      ==============         =============


                            See accompanying notes.
                                       5

                       PUBLIC STORAGE PROPERTIES XI, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Company's Form 10-K for the year ended December 31, 1996.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at March 31, 1997 and December 31, 1996, the results of its operations for the three months ended March 31, 1997 and 1996 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results expected for the full year.

4. Certain prior year amounts have been reclassified in order to conform with current year presentation.

5. The Company has an unsecured revolving credit facility with a bank for borrowings up to $3,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%. Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. At March 31, 1997 and for the three months then ended, there was no outstanding balance on the credit facility.

                       PUBLIC STORAGE PROPERTIES XI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

RESULTS OF OPERATIONS.
---------------------

     The Company's net income for the three months ended March 31, 1997 and 1996 was $783,000 and $737,000, respectively, representing an increase of $46,000 or 6%. This increase is primarily the result of an increase in property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) at the Company's mini-warehouse facilities.

     Rental income for the three months ended March 31, 1997 and 1996 was $1,823,000 and $1,736,000, respectively, representing an increase of $87,000 or 5%. The Company's mini-warehouse operations contributed $71,000 to the increase in rental income. Approximately 85% of the increase in mini-warehouse rental income was generated by the Company's two California properties due to an increase in rental rates. The Company's business park operations also showed an increase in rental income due to an increase in rental rates.

     The Company's mini-warehouse operations had weighted average occupancy levels of 91% and 89% for the three months ended March 31, 1997 and 1996, respectively. The Company's business park operations had weighted average occupancy levels of 95% and 97% for the three months ended March 31, 1997 and 1996, respectively.

     Cost of operations (including management fees paid to affiliates and depreciation expense) for the three months ended March 31, 1997 and 1996 was $1,001,000 and $945,000, respectively, representing an increase of $56,000 or 6%. This increase is primarily attributable to an increase in management fees and property taxes partially offset by a decrease in repairs and maintenance costs. The increase in property taxes is mainly due to an unfavorable comparison to a one-time tax refund received in early 1996 from appealing prior years tax assessments at the Company's Nesconset, New York property. Repairs and maintenance costs decreased due to a decrease in snow removal costs incurred in 1997 compared to 1996. Snow removal costs were higher in 1996 than amounts typically incurred due to higher than normal snow levels experienced at the Company's mini-warehouse facilities located in the eastern states.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations discounted at a 14% effective rate to compensate for early payment. As a result, management fee expense for the three months ended March 31, 1996 was $8,000 lower than it would have been under the customary, undiscounted fee structure.

     During the three months ended March 31, 1996, the Company incurred $3,000 in interest expense on its line of credit facility. No such expense was incurred during the same period in 1997 since the Company did not have any borrowings against its credit facility.

LIQUIDITY AND CAPITAL RESOURCES.
-------------------------------

     Cash flows from operating activities ($1,118,000 for the three months ended March 31, 1997) and cash reserves were sufficient to meet all current obligations and distributions of the Company during the three months ended March 31, 1997. Management expects cash flows from operations will be sufficient to fund capital expenditures and quarterly distributions.

     The Company has an unsecured revolving credit facility with a bank for borrowings up to $3,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%. Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. At March 31, 1997 and for the three months then ended, there was no outstanding balance on the credit facility.

     The Company's Board of Directors has authorized the Company to purchase up to 400,000 shares of Series A common stock. As of March 31, 1997, the Company had repurchased 301,275 shares of Series A common stock, none of which were purchased in the first quarter of 1997.

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

SUPPLEMENTAL INFORMATION.
------------------------

     Funds from operations (FFO) is defined by the Company, consistent with the definition of FFO by the National Association of Real Estate Investment Trusts (NAREIT), as net income (loss) (computed in accordance with generally accepted accounting principles) before depreciation and extraordinary or non-recurring items. FFO for the three months ended March 31, 1997 and 1996 was $1,063,000 and $1,011,000, respectively. FFO is presented because the Company, as well as many industry analysts, consider FFO to be one measure of the performance of the Company, ie, one that generally reflects changes in the Company's net operating income. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay distributions. Furthermore, the NAREIT definition of FFO does not address the treatment of certain items and all REITs do not treat items the same way in computing FFO. Accordingly, comparisons of levels of FFO among REITs may not necessarily be meaningful.

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




                                            DATED: May 14, 1997


                                            PUBLIC STORAGE PROPERTIES XI, INC.




                                            BY:  /s/ David P. Singelyn
                                                 ---------------------
                                                  David P. Singelyn
                                                  Vice President and
                                                  Chief Financial Officer