Form 10-Q
period 1997-06-30
PUBLIC STORAGE PROPERTIES XI INC
filed 1997-08-12
CIK 866368

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number 1-10709
                       -------

                       PUBLIC STORAGE PROPERTIES XI, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


         California                                                  95-4300881
--------------------------------                          ---------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

       701 Western Avenue
       Glendale, California                                          91201-2397
--------------------------------                          ---------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
                                                          ---------------------


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

The number of shares outstanding of the Company's classes of common stock as of June 30, 1997:

               1,819,937 shares of $.01 par value Series A shares
                184,453 shares of $.01 par value Series B shares 522,618 shares of $.01 par value Series C shares
                ------------------------------------------------

                                      INDEX




                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION

   Condensed Balance Sheets at June 30, 1997
     and December 31, 1996                                                   2

   Condensed Statements of Income for the three
     and six months ended June 30, 1997 and 1996                             3

   Condensed Statement of Shareholders' Equity for the
     six months ended June 30, 1997                                          4

   Condensed Statements of Cash Flows for the
     six months ended June 30, 1997 and 1996                                 5

   Notes to Condensed Financial Statements                                   6

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations                         7-9


   PART II.  OTHER INFORMATION                                              10

                       PUBLIC STORAGE PROPERTIES XI, INC.
                            CONDENSED BALANCE SHEETS

                                                                                      June 30,             December 31,
                                                                                        1997                   1996
                                                                                  ----------------       ----------------
                                                                                     (Unaudited)
                                     ASSETS
                                     ------
Cash and cash equivalents                                                             $1,861,000             $1,290,000
Rent and other receivables                                                                43,000                 53,000
Prepaid expenses                                                                         121,000                142,000

Real estate facilities at cost:
     Building, land improvements and equipment                                        26,796,000             26,526,000
     Land                                                                             12,118,000             12,118,000
                                                                                  ----------------       ----------------
                                                                                      38,914,000             38,644,000

     Less accumulated depreciation                                                   (12,569,000)           (12,000,000)
                                                                                  ----------------       ----------------
                                                                                      26,345,000             26,644,000
                                                                                  ----------------       ----------------

Total assets                                                                         $28,370,000            $28,129,000
                                                                                  ================       ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                        $556,000               $633,000
Dividends payable                                                                        681,000                681,000
Advance payments from renters                                                            203,000                198,000

Shareholders' equity:
     Series A common, $.01 par value, 2,828,989 shares authorized,
       1,819,937 shares issued and outstanding in 1997 and 1996                           18,000                 18,000
     Convertible Series B common, $.01 par value,
       184,453 shares authorized, issued and outstanding                                   2,000                  2,000
     Convertible Series C common, $.01 par value,
       522,618 shares authorized, issued and outstanding                                   5,000                  5,000

     Paid-in-capital                                                                  32,421,000             32,421,000
     Cumulative net income                                                            27,646,000             25,971,000
     Cumulative distributions                                                        (33,162,000)           (31,800,000)
                                                                                  ----------------       ----------------

     Total shareholders' equity                                                       26,930,000             26,617,000
                                                                                  ----------------       ----------------

Total liabilities and shareholders' equity                                           $28,370,000            $28,129,000
                                                                                  ================       ================

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XI, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                       -------------------------------    ------------------------------
                                                           1997              1996              1997             1996
                                                       -------------  ----------------    --------------  --------------

REVENUES:

Rental income                                             $1,881,000       $1,816,000        $3,704,000      $3,552,000
Interest income                                               19,000            6,000            32,000          11,000
                                                       -------------  ----------------    --------------  --------------
                                                           1,900,000        1,822,000         3,736,000       3,563,000
                                                       -------------  ----------------    --------------  --------------
COSTS AND EXPENSES:

Cost of operations                                           554,000          595,000         1,169,000       1,173,000
Management fees paid to affiliates                           110,000           95,000           216,000         188,000
Depreciation                                                 289,000          278,000           569,000         552,000
Administrative                                                55,000           49,000           107,000         105,000
Interest expense                                                   -                -                 -           3,000
                                                       -------------  ----------------    --------------  --------------
                                                           1,008,000        1,017,000         2,061,000       2,021,000
                                                       -------------  ----------------    --------------  --------------

NET INCOME                                                  $892,000         $805,000        $1,675,000      $1,542,000
                                                       =============  ================    ==============  ==============
Earnings per share:

   Primary - Series A                                         $0.45            $0.40             $0.85           $0.77
                                                       =============  ================    ==============  ==============
   Fully diluted - Series A                                   $0.35            $0.32             $0.66           $0.61
                                                       =============  ================    ==============  ==============

Dividends declared per share:

   Series A                                                   $0.34            $0.34             $0.68           $0.68
                                                       =============  ================    ==============  ==============
   Series B                                                   $0.34            $0.34             $0.68           $0.68
                                                       =============  ================    ==============  ==============

Weighted average Common shares outstanding:

   Primary - Series A                                      1,819,937        1,836,837         1,819,937       1,839,320
                                                       =============  ================    ==============  ==============
   Fully diluted - Series A                                2,527,008        2,543,908         2,527,008       2,546,391
                                                       =============  ================    ==============  ==============

                            See accompanying notes.

                       Public Storage Properties XI, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                                                    Convertible                  Convertible
                                          Series A                    Series B                    Series C
                                    Shares         Amount        Shares        Amount        Shares         Amount
                                  ---------       --------     ---------      --------      ---------      -------
Balances at December 31, 1996     1,819,937       $18,000       184,453        $2,000        522,618        $5,000

Net income

Cash distributions declared:
   $.68 per share - Series A
   $.68 per share - Series B
                                  ---------       --------     ---------      --------      ---------      -------
Balances at June 30, 1997         1,819,937       $18,000       184,453        $2,000        522,618        $5,000
                                  =========       ========     =========      ========      =========      =======

                                                   Cumulative                           Total
                                     Paid-in          net         Cumulative        shareholders'
                                     capital         income      distributions         equity
                                  -------------   ------------   --------------   ---------------
Balances at December 31, 1996     $32,421,000     $25,971,000    ($31,800,000)       $26,617,000

Net income                                          1,675,000                          1,675,000

Cash distributions declared:
   $.68 per share - Series A                                       (1,236,000)        (1,236,000)
   $.68 per share - Series B                                         (126,000)          (126,000)
                                  -------------   ------------   --------------   ---------------
Balances at June 30, 1997         $32,421,000     $27,646,000    ($33,162,000)       $26,930,000
                                  =============   ============   ==============   ===============

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XI, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                    --------------------------------------
                                                                                        1997                   1996
                                                                                    ----------------     -----------------
                                                                                                           (Restated)

Cash flows from operating activities:
   Net income                                                                         $1,675,000             $1,542,000

   Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                                                        569,000                552,000
     Decrease in rent and other receivables                                               10,000                 55,000
     Decrease (increase) in prepaid expenses                                              21,000                 (9,000)
     Amortization of prepaid management fees                                                   -                154,000
     Decrease in accounts payable                                                        (77,000)               (50,000)
     Increase in advance payments from renters                                             5,000                 20,000
                                                                                    ----------------     -----------------

         Total adjustments                                                               528,000                722,000
                                                                                    ----------------     -----------------

         Net cash provided by operating activities                                     2,203,000              2,264,000
                                                                                    ----------------     -----------------

Cash flows from investing activities:

     Additions to real estate facilities                                                (270,000)              (117,000)
                                                                                    ----------------     -----------------

         Net cash used in investing activities                                          (270,000)              (117,000)
                                                                                    ----------------     -----------------
Cash flows from financing activities:

     Distributions paid to shareholders                                               (1,362,000)            (1,381,000)
     Borrowing on credit facility                                                              -                250,000
     Repayment of borrowing on credit facility                                                 -               (250,000)
     Purchase of Company Series A common stock                                                 -               (350,000)
                                                                                    ----------------     -----------------

         Net cash used in financing activities                                        (1,362,000)            (1,731,000)
                                                                                    ----------------     ----------------

Net increase in cash and cash equivalents                                                571,000                416,000

Cash and cash equivalents at the beginning of the period                               1,290,000                746,000
                                                                                    ----------------     -----------------

Cash and cash equivalents at the end of the period                                    $1,861,000             $1,162,000
                                                                                    ================     =================

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at June 30, 1997 and December 31, 1996, the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results expected for the full year.

4. Certain prior year amounts have been reclassified in order to conform with current year presentation.

5. The Company has an unsecured revolving credit facility with a bank for borrowings up to $3,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%. Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. At June 30, 1997 and for the six months then ended, there was no outstanding balance on the credit facility.

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

RESULTS OF OPERATIONS.
---------------------

     The Company's net income for the six months ended June 30, 1997 and 1996 was $1,675,000 and $1,542,000, respectively, representing an increase of $133,000 or 9%. Net income for the three months ended June 30, 1997 and 1996 was $892,000 and $805,000, respectively, representing an increase of $87,000 or 11%. These increases are primarily the result of increases in property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense).

     Rental income for the six months ended June 30, 1997 and 1996 was $3,704,000 and $3,552,000, respectively, representing an increase of $152,000 or 4%. Rental income for the three months ended June 30, 1997 and 1996 was $1,881,000 and $1,816,000, respectively, representing an increase of $65,000 or 4%. The Company's mini-warehouse operations contributed $124,000 and $54,000 to the increase in rental income for the six and three month periods ended June 30, 1997, respectively, compared to the same periods in 1996. Approximately 76% and 63% of the increase in mini-warehouse rental income for the six and three month periods ended June 30, 1997, respectively, was generated by the Company's two California properties primarily due to an increase in rental rates. The Company's business park operations also contributed to the increase in rental income for the six and three month periods ended June 30, 1997 compared to the same periods in 1996 due to increases in rental rates.

     The Company's mini-warehouse operations had weighted average occupancy levels of 92% and 91% for the six month periods ended June 30, 1997 and 1996, respectively. The Company's business park operations had weighted average occupancy levels of 97% and 98% for the six month periods ended June 30, 1997 and 1996, respectively.

     Cost of operations (including management fees paid to affiliates and depreciation expense) for the six months ended June 30, 1997 and 1996 was $1,954,000 and $1,913,000, respectively, representing an increase of $41,000 or 2%. This increase is primarily due to an increase in management fees and property taxes partially offset by a decrease in snow removal costs. Property taxes increased primarily due to an unfavorable comparison to a one-time tax refund received in early 1996 from appealing prior years tax assessments at the Company's Nesconset, New York property. Snow removal costs were higher in 1996 than amounts typically incurred due to higher than normal snow levels experienced at the Company's mini-warehouse facilities located in the eastern states. Cost of operations for the three months ended June 30, 1997 and 1996 was $953,000 and $968,000, respectively, representing a decrease of $15,000 or 2%. This decrease is mainly the result of a decrease in tenant and legal claims costs and advertising costs partially offset by an increase in management fees.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations discounted at a 14% effective rate to compensate for early payment. As a result, management fee expense for the six months ended June 30, 1996 was $18,000 lower than it would have been under the customary, undiscounted fee structure.

     During the six months ended June 30, 1996, the Company incurred $3,000 in interest expense on its line of credit facility. No such expense was incurred during the same period in 1997 since the Company did not have any borrowings against its credit facility.

LIQUIDITY AND CAPITAL RESOURCES.
-------------------------------

     Cash flows from operating activities ($2,203,000 for the six months ended June 30, 1997) and cash reserves were sufficient to meet all current obligations and distributions of the Company during the six months ended June 30, 1997. Management expects cash flows from operations will be sufficient to fund capital expenditures and quarterly distributions.

     The Company has an unsecured revolving credit facility with a bank for borrowings up to $3,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%. Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. At June 30, 1997 and for the six months then ended, there was no outstanding balance on the credit facility.

     The Company's Board of Directors has authorized the Company to purchase up to 400,000 shares of Series A common stock. As of June 30, 1997, the Company had repurchased 301,275 shares of Series A common stock, none of which were purchased in 1997.

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

SUPPLEMENTAL INFORMATION.
------------------------

     Funds from operations (FFO) is defined by the Company, consistent with the definition of FFO by the National Association of Real Estate Investment Trusts (NAREIT), as net income (loss) (computed in accordance with generally accepted accounting principles) before depreciation and extraordinary or non-recurring items. FFO for the six months ended June 30, 1997 and 1996 was $2,244,000 and $2,094,000. FFO for the three months ended June 30, 1997 and 1996 was $1,181,000 and $1,083,000, respectively. FFO is presented because the Company, as well as many industry analysts, consider FFO to be one measure of the performance of the Company, ie, one that generally reflects changes in the Company's net operating income. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay distributions. Furthermore, the NAREIT definition of FFO does not address the treatment of certain items and all REITs do not treat items the same way in computing FFO. Accordingly, comparisons of levels of FFO among REITs may not necessarily be meaningful.

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




                                    DATED: August 12, 1997




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