Form 10-Q
period 1997-09-30
PUBLIC STORAGE PROPERTIES XI INC
filed 1997-11-13
CIK 866368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              -----------------  ----------------

Commission File Number 1-10709
                       -------

                       PUBLIC STORAGE PROPERTIES XI, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            California                                            95-4300881
----------------------------------                            --------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                        Identification Number)

        701 Western Avenue
       Glendale, California                                       91201-2397
----------------------------------                            --------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:           (818) 244-8080
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

The number of shares outstanding of the Company's classes of common stock as of September 30, 1997:

               1,819,937 shares of $.01 par value Series A shares
                184,453 shares of $.01 par value Series B shares 522,618 shares of $.01 par value Series C shares
                ------------------------------------------------

                                      INDEX




                                                                        Page
                                                                        ----
PART I.   FINANCIAL INFORMATION

   Condensed Balance Sheets at September 30, 1997
     and December 31, 1996                                                 2

   Condensed Statements of Income for the three
     and nine months ended September 30, 1997 and 1996                     3

   Condensed Statement of Shareholders' Equity for the
     nine months ended September 30, 1997                                  4

   Condensed Statements of Cash Flows for the
     nine months ended September 30, 1997 and 1996                         5

   Notes to Condensed Financial Statements                               6-7

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      8-11


   PART II.  OTHER INFORMATION                                            12

                       PUBLIC STORAGE PROPERTIES XI, INC.
                            CONDENSED BALANCE SHEETS


                                                                                    September 30,          December 31,
                                                                                        1997                   1996
                                                                                -------------------     ------------------
                                                                                     (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                             $2,273,000             $1,290,000
Rent and other receivables                                                                41,000                 53,000
Prepaid expenses                                                                         359,000                142,000

Real estate facilities at cost:
     Building, land improvements and equipment                                        26,895,000             26,526,000
     Land                                                                             12,118,000             12,118,000
                                                                                -------------------     ------------------
                                                                                      39,013,000             38,644,000

     Less accumulated depreciation                                                   (12,877,000)           (12,000,000)
                                                                                -------------------     ------------------

                                                                                      26,136,000             26,644,000
                                                                                -------------------     ------------------

Total assets                                                                         $28,809,000            $28,129,000
                                                                                ===================     ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                        $771,000               $633,000
Dividends payable                                                                        681,000                681,000
Advance payments from renters                                                            187,000                198,000

Shareholders' equity:
     Series A common, $.01 par value, 2,828,929 shares authorized,
       1,819,937 shares issued and outstanding in 1997 and 1996                           18,000                 18,000
     Convertible Series B common, $.01 par value,
       184,453 shares authorized, issued and outstanding                                   2,000                  2,000
     Convertible Series C common, $.01 par value,
       522,618 shares authorized, issued and outstanding                                   5,000                  5,000

     Paid-in-capital                                                                  32,421,000             32,421,000
     Cumulative net income                                                            28,567,000             25,971,000
     Cumulative distributions                                                        (33,843,000)           (31,800,000)
                                                                                -------------------     ------------------

     Total shareholders' equity                                                       27,170,000             26,617,000
                                                                                -------------------     ------------------

Total liabilities and shareholders' equity                                           $28,809,000            $28,129,000
                                                                                ===================     =================

                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES XI, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             Three Months Ended                  Nine Months Ended
                                                                September 30,                      September 30,
                                                       --------------------------------    ---------------------------------
                                                           1997              1996              1997               1996
                                                       --------------   ---------------    ---------------  ----------------

REVENUES:

Rental income                                             $1,940,000       $1,849,000        $5,644,000        $5,401,000
Interest income                                               23,000            9,000            55,000            20,000
                                                       --------------   ---------------    ---------------  ----------------
                                                           1,963,000        1,858,000         5,699,000         5,421,000
                                                       --------------   ---------------    ---------------  ----------------

COSTS AND EXPENSES:

Cost of operations                                           564,000          573,000         1,733,000         1,746,000
Management fees paid to affiliates                           113,000          100,000           329,000           288,000
Depreciation                                                 308,000          296,000           877,000           848,000
Administrative                                                57,000           59,000           164,000           164,000
Interest expense                                                   -                -                 -             3,000
                                                       --------------   ---------------    ---------------  ----------------
                                                           1,042,000        1,028,000         3,103,000         3,049,000
                                                       --------------   ---------------    ---------------  ----------------

NET INCOME                                                  $921,000         $830,000        $2,596,000        $2,372,000
                                                       ==============   ===============    ===============  ================
Earnings per share:

   Primary - Series A                                         $0.47            $0.42             $1.32             $1.19
                                                       ==============   ===============    ===============  ================
   Fully diluted - Series A                                   $0.37            $0.32             $1.03             $0.93
                                                       ==============   ===============    ===============  ================

Dividends declared per share:

   Series A                                                   $0.34            $0.34             $1.02             $1.02
                                                       ==============   ===============    ===============  ================
   Series B                                                   $0.34            $0.34             $1.02             $1.02
                                                       ==============   ===============    ===============  ================

Weighted average Common shares outstanding:

   Primary - Series A                                      1,819,937        1,824,804         1,819,937         1,834,481
                                                       ==============   ===============    ===============  ================
   Fully diluted - Series A                                2,527,008        2,531,875         2,527,008         2,541,552
                                                       ==============   ===============    ===============  ================

                           See accompanying notes.

                       Public Storage Properties XI, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                                                    Convertible                  Convertible
                                          Series A                    Series B                    Series C
                                    Shares        Amount        Shares         Amount        Shares         Amount
                                 -----------     ---------     ---------      --------      --------       --------
Balances at December 31, 1996     1,819,937       $18,000       184,453        $2,000        522,618        $5,000

Net income

Cash distributions declared:
   $1.02 per share - Series A
   $1.02 per share - Series B
                                 -----------     ---------     ---------      --------      --------       --------

Balances at September 30, 1997    1,819,937       $18,000       184,453        $2,000        522,618        $5,000
                                 ===========     =========     =========      ========      ========       ========


                                                   Cumulative                          Total
                                     Paid-in          net          Cumulative       shareholders'
                                     capital         income       distributions        equity
                                   -----------    -------------   -------------     -------------
Balances at December 31, 1996      $32,421,000     $25,971,000    ($31,800,000)       $26,617,000

Net income                                           2,596,000                          2,596,000

Cash distributions declared:
   $1.02 per share - Series A                                       (1,854,000)       (1,854,000)
   $1.02 per share - Series B                                         (189,000)         (189,000)
                                   -----------    -------------   -------------     -------------

Balances at September 30, 1997     $32,421,000     $28,567,000    ($33,843,000)       $27,170,000
                                   ===========    =============   =============     =============


                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XI, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                  ------------------------------------------
                                                                                        1997                   1996
                                                                                  -------------------   --------------------
                                                                                                           (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                         $2,596,000             $2,372,000

   Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                                                        877,000                848,000
     Decrease (increase) in rent and other receivables                                    12,000                (16,000)
     Increase in prepaid expenses                                                       (217,000)               (18,000)
     Amortization of prepaid management fees                                                   -                205,000
     Increase (decrease) in accounts payable                                             138,000                (45,000)
     Decrease in advance payments from renters                                           (11,000)               (28,000)
                                                                                  -------------------   --------------------

         Total adjustments                                                               799,000                946,000
                                                                                  -------------------   --------------------

         Net cash provided by operating activities                                     3,395,000              3,318,000
                                                                                  -------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to real estate facilities                                                (369,000)              (311,000)
                                                                                  -------------------   --------------------

         Net cash used in investing activities                                          (369,000)              (311,000)
                                                                                  -------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Distributions paid to shareholders                                               (2,043,000)            (2,068,000)
     Borrowing on credit facility                                                              -                250,000
     Repayment of borrowing on credit facility                                                 -               (250,000)
     Purchase of Company Series A common stock                                                 -               (685,000)
                                                                                  -------------------   --------------------

         Net cash used in financing activities                                        (2,043,000)            (2,753,000)
                                                                                  -------------------   --------------------

Net increase in cash and cash equivalents                                                983,000                254,000

Cash and cash equivalents at the beginning of the period                               1,290,000                746,000
                                                                                  -------------------   --------------------

Cash and cash equivalents at the end of the period                                    $2,273,000             $1,000,000
                                                                                  ===================   ====================

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at September 30, 1997 and December 31, 1996, the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results expected for the full year.

4. Certain prior year amounts have been reclassified in order to conform with current year presentation.

5. The Company has an unsecured revolving credit facility with a bank for borrowings up to $3,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%. Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. At September 30, 1997 and for the nine months then ended, there was no outstanding balance on the credit facility.

6. On August 2, 1997, the Company agreed to merge with American Office Park Properties, Inc. ("AOPP") Upon the merger of AOPP into the Company, each of the 1,819,937 outstanding shares of the Company's common stock Series A (other than shares held by holder of the Company's common stock series A ("Series A Shareholders") who have properly exercised dissenters' rights under California law) would continue to be owned by the Series A Shareholders or converted into the right to receive cash as follows: (i) with respect to up to 20% of the outstanding common stock series A of the Company, $20.50 in cash and (ii) the balance of the outstanding common stock Series A of the Company would continue to be owned by the Series A Shareholders. In the merger, (i) each share of the Company's common stock series B and each share of the Company's common stock series C would be converted into .8641 shares of the Company's common stock series A (or up to 20% in cash) and (ii) each share of AOPP's capital stock would be converted into 1.18 shares of the Company's common stock series A (or up to 20% in cash). At September 30, 1997, there were 3,523,500 outstanding share of AOPP Common Stock. Based on the outstanding shares of AOPP Common Stock at September 30, 1997, (i) approximately 4,727,000 shares of the Company's common stock series A would be issued in the merger (assuming no cash election) with an additional 7,206,000 shares reserved for issuance upon conversion of partnership interest of AOPP's consolidated partnership into the Company's common stock series A and (ii) after the merger, the ownership of the Company by public shareholders will be reduced from approximately 63% to 26% while that of Public Storage, Inc. will increase from 37% to 74% (assuming no cash election and no conversion of partnership interests). Concurrently with the merger, the Company will exchange 13 mini warehouses for 11 commercial properties owned by Public Storage, Inc. The merger is conditioned on, among other requirements, the Company's receipt of a fairness opinion from a financial advisor and approval by the Company's shareholders. Until the merger is completed, the Company has agreed that it will not declare or pay distributions on its capital stock or make any other distribution of assets to its shareholders other than regular dividends at a quarterly rate not in excess of $.34 per share.

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

RESULTS OF OPERATIONS.
---------------------

     The Company's net income for the nine months ended September 30, 1997 and 1996 was $2,596,000 and $2,372,000, respectively, representing an increase of $224,000 or 9%. Net income for the three months ended September 30, 1997 and 1996 was $921,000 and $830,000, respectively, representing an increase of $91,000 or 11%. These increases are primarily the result of increases in property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense).

     Rental income for the nine months ended September 30, 1997 and 1996 was $5,644,000 and $5,401,000, respectively, representing an increase of $243,000 or 4%. Rental income for the three months ended September 30, 1997 and 1996 was $1,940,000 and $1,849,000, respectively, representing an increase of $91,000 or 5%. The Company's mini-warehouse operations contributed $191,000 and $66,000 to the increase in rental income for the nine and three month periods ended September 30, 1997, respectively, compared to the same periods in 1996 due to an increase in rental rates. The Company's business park operations also contributed to the increase in rental income for the nine and three month periods ended September 30, 1997 compared to the same periods in 1996 due to increases in rental rates.

     The Company's mini-warehouse operations had weighted average occupancy levels of 93% and 92% for the nine month periods ended September 30, 1997 and 1996, respectively. The Company's business park operations had weighted average occupancy levels of 98% for both the nine month periods ended September 30, 1997 and 1996.

     Cost of operations (including management fees paid to affiliates and depreciation expense) for the nine months ended September 30, 1997 and 1996 was $2,062,000 and $2,034,000, respectively, representing an increase of $28,000 or 1%. This increase is primarily due to an increase in management fees and property taxes partially offset by decreases in snow removal costs and tenant and legal claims costs. Snow removal costs were higher in 1996 than amounts typically incurred due to higher than normal snow levels experienced at the Company's mini-warehouse facilities located in the eastern states. Cost of operations for the three months ended September 30, 1997 and 1996 was $677,000 and $673,000, respectively, representing an increase of $4,000 or 1%. This increase is mainly the result of an increase in management fees partially offset by a decrease in repairs and maintenance costs.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations discounted at a 14% effective rate to compensate for early payment. As a result, management fee expense for the nine months ended September 30, 1996 was $26,000 lower than it would have been under the customary, undiscounted fee structure.

     During the nine months ended September 30, 1996, the Company incurred $3,000 in interest expense on its line of credit facility. No such expense was incurred during the same period in 1997 since the Company did not have any borrowings against its credit facility.

LIQUIDITY AND CAPITAL RESOURCES.
-------------------------------

     The Company believes that net cash provided by operating activities and funds from operations (FFO) are important measures of its performance. The Company's financial profile has been characterized by increasing net cash provided by operating activities and increasing FFO.

     Net cash provided by operating activities for the nine months ended September 30, 1997 was $3,395,000 compared to $3,318,000 for the same period in the prior year.

     The following table summarizes the Company's ability to make capital improvements to maintain its facilities through the use of cash provided by operating activities. The remaining cash flow is available to the Company to pay distributions to shareholders and repurchase its stock.



                                                                           Nine months ended September 30,
                                                                        -------------------------------------

                                                                            1997                   1996
                                                                        ----------------   ------------------
Net income                                                              $2,596,000             $42,372,000
Depreciation                                                               877,000                 848,000
Change in working capital                                                  (78,000)                 98,000
                                                                        ----------------   ------------------
Net cash provided by operating activities                                3,395,000               3,318,000
Capital improvements to maintain facilities                               (369,000)               (311,000)
                                                                        ----------------   ------------------
Funds available for distributions to shareholders and
   repurchases of stock                                                  3,026,000               3,007,000
Cash distributions to shareholders                                      (2,043,000)             (2,068,000)
                                                                        ----------------   ------------------
Excess funds available for principal payments, cash
   distributions to shareholders and repurchase of stock                  $983,000                $939,000
                                                                        ================   ==================


     Funds from operations (FFO) is defined by the Company, consistent with the definition of FFO by the National Association of Real Estate Investment Trusts (NARIET) as net income (loss), computed in accordance with generally accepted accounting principles (GAAP), before depreciation and extraordinary or non-recurring items. FFO is presented because the Company considers FFO to be a useful measure of the operating performance of a REIT which, together with net income and cash flows, provides investors with a basis to evaluate the operating and cash flow performances of a REIT. FFO does not represent net income or cash flows from operations as defined by GAAP. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for cash flow or net income as a measure of liquidity or operating performance or ability to make acquisitions and capital improvements or ability to pay distributions or debt principal payments. Also, FFO as computed and disclosed by the Company may not be comparable to FFO computed and disclosed by other REITs.

     Funds from operation for the Company is computed as follows:

                                            Nine Months Ended September 30,
                                         -------------------------------------
                                             1997                    1996
                                         -----------------   -----------------
 Net income                                $2,596,000             $2,372,000
 Depreciation                                 877,000                848,000
                                         -----------------   -----------------
 Funds from Operations                     $3,473,000             $3,220,000
                                         =================   =================

     The Company believes that its rental revenues and interest and other income will sufficient in the future to meet the Company's operating expenses, capital improvements and distributions to shareholders. The Company believes its geographically diverse portfolio has resulted in a relatively stable and predictable investment portfolio.

     The Company has an unsecured revolving credit facility with a bank for borrowings up to $3,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%. Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. At September 30, 1997 and for the nine months then ended, there was no outstanding balance on the credit facility.

     The Company's Board of Directors has authorized the Company to purchase up to 400,000 shares of Series A common stock. As of September 30, 1997, the Company had repurchased 301,275 shares of Series A common stock, none of which were purchased in 1997.

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

SUPPLEMENTAL INFORMATION.
------------------------

     On August 2, 1997, the Company agreed to merge with American Office Park Properties, Inc. ("AOPP") Upon the merger of AOPP into the Company, each of the 1,819,937 outstanding shares of the Company's common stock Series A (other than shares held by holder of the Company's common stock series A ("Series A Shareholders") who have properly exercised dissenters' rights under California law) would continue to be owned by the Series A Shareholders or converted into the right to receive cash as follows: (i) with respect to up to 20% of the outstanding common stock series A of the Company, $20.50 in cash and (ii) the balance of the outstanding common stock Series A of the Company would continue to be owned by the Series A Shareholders. In the merger, (i) each share of the Company's common stock series B and each share of the Company's common stock series C would be converted into .8641 shares of the Company's common stock series A (or up to 20% in cash) and (ii) each share of AOPP's capital stock would be converted into 1.18 shares of the Company's common stock series A (or up to 20% in cash). At September 30, 1997, there were 3,523,500 outstanding shares of AOPP Common Stock. Based on the outstanding shares of AOPP Common Stock at September 30, 1997, (i) approximately 4,727,000 shares of the Company's common stock series A would be issued in the merger (assuming no cash election) with an additional 7,206,000 shares reserved for issuance upon conversion of partnership interest of AOPP's consolidated partnership into the Company's common stock series A. After the merger, the ownership of the Company by public shareholders will be reduced from approximately 63% to 26% while that of Public Storage, Inc. will increase from 37% to 74% (assuming no cash election and no conversion of partnership interests). Concurrently with the merger, the Company will exchange 13 mini warehouses for 11 commercial properties owned by Public Storage, Inc. The merger is conditioned on, among other requirements, the Company's receipt of a fairness opinion from a financial advisor and approval by the Company's shareholders. Until the merger is completed, the Company has agreed that it will not declare or pay distributions on its capital stock or make any other distribution of assets to its shareholders other than regular dividends at a quarterly rate not in excess of $.34 per share.

                           PART II. OTHER INFORMATION

ITEMS 1 through 5 are inapplicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

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


                                     DATED: November 13, 1997


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