Form 10-K405
period 1997-12-31
PUBLIC STORAGE PROPERTIES XI INC
filed 1998-03-13
CIK 866368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from            to
                              -----------    -------------

Commission File Number 1-10709
                       -------

                       PUBLIC STORAGE PROPERTIES XI, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

               California                                        95-4300881
------------------------------------       ------------------------------------
(State  or  other   jurisdiction           (IRS Employer Identification Number)
 of  incorporation  or organization)

          701 Western Avenue
          Glendale, California                              91201-2349
------------------------------------       ------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
                                                     --------------

           Securities registered pursuant to Section 12(b) of the Act

Common Stock Series A, $.01 par value              American Stock Exchange
------------------------------------       ------------------------------------
  (Title of each class)              (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act
                                      None
                                ----------------
                                (Title of class)

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

The aggregate market value of the voting stock held by non-affiliates of the Company as of February 28, 1998: Common Stock Series A, $.01 Par Value-$31,987,178 (computed on the basis of $20-1/8 per share which was the reported closing sale price of the Company's Common Stock Series A on the American Stock Exchange on February 28, 1998).

The number of shares outstanding of the Company's classes of common stock as of February 28, 1998:

            Common Stock, $.01 Par Value - Series A 1,819,937 shares
             Common Stock, $.01 Par Value - Series B 184,453 shares Common Stock, $.01 Par Value - Series C 522,618 shares
             ------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

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

     The Company is a finite life REIT, with a term until December 31, 2038 (the same as the predecessor Partnership). Pursuant to the Company's by-laws, in 1997 the Company was required to present the shareholders with a proposal for the sale or financing of the properties and, in the case of a sale, a liquidation of the Company, unless the properties have already been sold or financed. See "Sale or Financing" below.

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

Investments in Facilities
-------------------------

     At December 31, 1997, the Company owned 15 facilities  located in 7 states:
Arizona (3),  California (3),  Connecticut (1), Kansas (1), Nevada (2), New York
(1) and Texas (4). These facilities consist of 11 mini-warehouses, two business park facilities and two combination mini-warehouse/business park facilities.

     The Company believes that its operating results have benefited from favorable industry trends and conditions. Notably, the level of new mini-warehouse construction has decreased while consumer demand has increased. In addition, the Company's mini-warehouses are characterized by a low level of capital expenditures to maintain their condition and appearance.

     Mini-warehouses

     Mini-warehouses, which comprise the majority of the Company's investments (approximately 81% of the Company's revenues for the twelve months ended December 31, 1997), are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of resident managers who are supervised by area managers. Some mini-warehouses also include rentable uncovered parking areas for vehicle storage. Leases for mini-warehouse space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property and the size of the storage space.

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

Property Operators
------------------

     The Company's mini-warehouse properties are managed by PSI (as successor to PSMI) pursuant to a Management Agreement and the Company's commercial properties are managed by American Office Park Properties, L.P. ("AOPPLP") pursuant to a Management Agreement. AOPPLP is an operating partnership formed to own and operate business parks in which PSI has a significant economic interest. The general partner of AOPPLP is American Office Park Properties, Inc., an affiliate of PSI.

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

Sale or Financing
-----------------

     The by-laws of the Company provide that, during 1997, unless shareholders have previously approved such a proposal, the shareholders will be presented with a proposal to approve or disapprove (a) the sale or financing of all or substantially all of the properties and (b) the distribution of the proceeds from such transaction and, in the case of a sale, the liquidation of the Company. The Company has proposed to merge with American Office Park Properties, Inc. in lieu of liquidating. See "Proposed Merger".

Employees
---------

     As of December 31, 1997, the Company had 52 employees, 30 persons who render services on behalf of the Company on a full-time basis and 22 persons who render services on a part-time basis (6 of whom were executive officers). These persons include resident managers, assistant managers, relief managers, district managers, and administrative and maintenance personnel.

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

Year 2000 Compliance
--------------------

     PSI has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by PSI were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of PSI Year 2000 project.

     The cost of the Year 2000 project will be allocated to all companies that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Company is less than $40,000. The cost of new software will be will be capitalized and the cost of maintenance to existing systems will be expensed as incurred.

     The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

     The costs of the project and the date on which PSI believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

Proposed Merger
---------------

     The Company and American Office Park Properties, Inc. (AOPP), the general partner of AOPPLP, have agreed, subject to certain conditions, to merge, pursuant to an Amended and Restated Agreement and Plan of Reorganization by and among The Company, AOPP and PSI dated as of December 17, 1997. AOPP, an affiliate of PSI, owns and operates commercial properties directly and through AOPPLP. Upon the merger of AOPP into the Company, each of the 1,819,937 outstanding shares of the Company common stock series A (other than shares held by holders of the Company Common stock series A (" Series A Shareholders") who have properly exercised dissenters' rights under California law ) would continue to be owned by the Series A Shareholders or converted into the right to receive cash as follows: (i) with respect to up to 20% of the outstanding common stock series A of the Company, $20.50 in cash and (ii) the balance of the outstanding common stock series A of the Company would continue to be owned by the Series A Shareholder. In the merger, (i) each share of the Company's common stock series B and each share of the Company's common stock series C would be converted into
 .8641 shares of the  Company's  common stock series A (or up to 20% in cash) and
(ii) each share of AOPP's capital stock will be converted into 1.18 shares of the Company's common stock series A (or up to 20% in cash). After the merger, the Company would have approximately 14,200,000 outstanding shares of common stock series A (assuming no cash elections, with approximately an additional 6,222,000 shares reserved for issuance upon conversion of partnership interests of AOPPLP into the Company's common stock series A. After the merger, the ownership of the Company by public shareholders will be reduced significantly. As a result of the merger, the Company's name will be changed to PS Business Parks, Inc. and AOPPLP's name will be changed to PS Business Parks, L.P. Concurrently with the merger, the Company will exchange 13 mini-warehouses for 11 commercial properties owned by PSI. The merger is conditioned on, among other requirements, approval by the Company's shareholders. After the merger, the Company will be a self-managed and self-advised REIT which will own and operate directly and through AOPPLP 62 commercial properties located in 10 states with approximately 6.9 million net rentable square feet of space and, in addition, will manage, for a fee, 36 commercial properties. A meeting of the Company's shareholders is scheduled for March 16, 1998. If the merger is approved at the March 16, 1998 meeting, it is expected to close shortly thereafter.

ITEM 2.  PROPERTIES.
         ----------

     The following table sets forth information as of December 31, 1997 about properties owned by the Company:

                                                     Size of         Net Rentable       Number of        Completion
                        Location                      Parcel             Area            Spaces             Date
         --------------------------------------     ----------      ---------------     ---------       -----------
         ARIZONA
         Phoenix, Black Cyn. Hwy. (a)               3.33 acres        71,000 sq. ft.        366          Jul. 1985
         Phoenix, Grand Ave. (a)                    6.68 acres       111,000 sq. ft.        417           May 1985
         Tempe, Broadway Rd.                        1.47 acres        45,000 sq. ft.        403          Oct. 1984

         CALIFORNIA
         Colma, El Camino Real                      2.72 acres        51,000 sq. ft.        494          Dec. 1984
         Pasadena, Arroyo Parkway I (b)             2.61 acres       110,000 sq. ft.        935          Feb. 1985
         So. San Francisco, Produce (a)             1.67 acres        41,000 sq. ft.         23          Mar. 1986

         CONNECTICUT
         Branford, U.S. Route (c)                   2.76 acres        37,000 sq. ft.        327          Nov. 1984

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

-------------
(a) The property or a portion of the property has been developed as a business park.
(b) Property subject to a partial condemnation action by the City of Pasadena. Action will result in reduction in size and reconfiguration of property.
(c) This property's net rentable area contains office space or a combination of office and light industrial space.

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

     The Company's properties are operated to maximize cash flow through the regular review of and, when warranted by market conditions, adjustments to scheduled rents. Approximately 81% of the Company's portfolio (based on revenues for 1997) are mini-warehouses and the balance consists of commercial properties. As reflected in the table below, the Company has experienced stable property operations:

                                                                              For the year ended December 31,
                                                                        -------------------------------------------
                                                                         1997             1996             1995
                                                                        ----------  ---------------    ------------
Weighted average occupancy level (1)                                      93%              92%               92%
Realized annual rent per occupied square foot (1) (2)                   $8.96            $8.67             $8.34
-------------
(1)  Mini-warehouse facilities only.
(2)  Realized  rent per square foot  represents  the actual  revenue  earned per occupied square foot.  Management  believes this is a more relevant measure than the posted rental rates,  since posted rates can be discounted through the use of promotions. Includes administrative and late fees.

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

     The 2.61-acre property, which was completed in 1985, consists of one building containing approximately 110,000 net rentable square feet divided into 935 units. No tenant occupies 10% or more of the rentable area. At December 31, 1997, the property was 95% occupied by 888 tenants.

     Set forth below is a schedule showing the occupancy rate and the rent per square foot for the property at the dates indicated:

                                                             Annual Realized
                                                              Rent Per Square
            Date                        Occupancy Rate              Foot
  ------------------------            ------------------   --------------------
     December 31, 1997                       95%                   $12.17
     December 31, 1996                       93                     11.27
     December 31, 1995                       90                     10.84
     December 31, 1994                       92                     10.38
     December 31, 1993                       92                      9.91

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

     The property has good exposure and accessibility from Interstate 435 near Metcalf Avenue, a busy surface street leading to downtown Kansas City. Situated on 4.34 acres, the business park contains approximately 62,000 net rentable square feet divided into 42 units. The property, which opened in 1985, was 98% occupied at December 31, 1997 by 39 tenants. No tenant occupies 10% or more of the rentable area.

     Set forth below is a schedule showing the occupancy rate and the rent per square foot for the property at the dates indicated:

                                                                Annual Realized
                                                                Rent Per Square
             Date                        Occupancy Rate              Foot
  ------------------------            ------------------   --------------------
      December 31, 1997                       98%                    $9.76
      December 31, 1996                       99                      9.26
      December 31, 1995                       93                      8.91
      December 31, 1994                       90                      8.97
      December 31, 1993                       90                      9.52

     A schedule showing the total annual base rent and percentage of total income relating to leases according to their expiration dates is set forth below:

           Year of                  Total Amt.         Percentage of
         Expiration*                Base Rent           Total Income
 ------------------------      ------------------   --------------------
             1998                   $332,000              60.04%
             1999                    151,000              27.31
             2000                     48,000               8.68
             2001                     18,000               3.25
             2002                      4,000               0.72
                               ------------------   --------------------
            Total                   $553,000             100.00%
                               ==================   ====================

--------------
* Assumes that none of the renewal options included in the leases will be exercised.


ITEM 3.   LITIGATION.
          ----------

      None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ----------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter 1997.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ----------------------------------------------------------------------

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

Market Prices and Dividends
---------------------------

     The following table sets forth the high and low sales prices on the AMEX composite tape per Series A share and dividends per Series A share and Series B share for fiscal 1996 and 1997:

                                                                   Sales Price          Cash Dividends
     Year                      Quarter Ended                    High         Low           Declared*
-----------      --------------------------------------        --------     -------     ---------------
1996             March 31                                       $18-3/8     $16-7/8             $0.34
                 June 30                                         18-7/8      17-5/8              0.34
                 September 30                                    20-1/2      18-1/2              0.34
                 December 31                                     20-3/8      19-1/8              0.34

1997             March 31                                       $20-3/8     $19-3/8             $0.34
                 June 30                                         20-1/8      19-3/8              0.34
                 September 30                                   21-7/16     19-5/16              0.34
                 December 31                                     23-1/2      20-1/2              0.34

*   No dividends were declared on the Series C shares.

     As of December 31, 1997, there were approximately 940 holders of record of the Company's Series A shares.

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

     Under  generally  accepted  accounting  principles,   net  income  exceeded
distributions for each of the past three years.

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

     As of February 27, 1997, the Board of Directors has authorized the Company to repurchase up to 400,000 Series A shares. From 1991 through 1996, the Company repurchased 301,275 Series A shares. The Company repurchased 36,400 Series A shares during 1996; no additional Series A shares were repurchased in 1997 or during the period from January 1, 1998 to February 28, 1998.

ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------

     The following selected historical financial information has been derived from the audited financial statements of the Company.


                                                                     Years Ended December 31,
                                              -----------------------------------------------------------------------
                                               1997            1996              1995            1994          1993
                                              -------        -------           -------          -------       -------
                                                               (In thousands, except per share data)
Operating data:
---------------
REVENUES:
   Rental income                               $7,561         $7,220           $6,859            $6,651        $6,387
   Interest and other income                       82             33               19                21            40
                                              -------        -------           -------          -------       -------
                                                7,643          7,253            6,878             6,672         6,427
                                              -------        -------           -------          -------       -------

EXPENSES:
   Cost of operations                           2,324          2,334            2,265             2,107         2,083
   Management fees paid to affiliates             440            394              400               388           371
   Depreciation                                 1,198          1,150            1,105             1,046         1,047
   General and administrative                     201            217              205               208           233
   Environmental cost                              -              -               106                -             -
   Interest expense                                -               3                1                -             -
                                              -------        -------           -------          --------      -------
                                                4,163          4,098            4,082              3,749        3,734
                                              -------        -------           -------          --------      -------

NET INCOME                                     $3,480         $3,155           $2,796             $2,923       $2,693
                                              =======        =======           =======          ========      =======

Balance sheet data:
-------------------
Total assets                                  $28,846        $28,129          $28,388           $28,767       $30,055
Shareholders' equity                           27,371         26,617           26,883            27,398        28,592

Net income per Series A share(2):
   Basic                                        $1.77          $1.59            $1.37             $1.39         $1.23
   Diluted                                      $1.38          $1.24            $1.09             $1.11         $1.00

Distributions declared per share(3)(4):
   Series A                                     $1.36          $1.36            $1.36             $1.36         $1.36
   Series B                                     $1.36          $1.36            $1.36             $1.36         $1.36
Book value per share(5):                       $10.83         $10.53           $10.49            $10.56        $10.71


Weighted average Common shares outstanding:
    Basic- Series A                             1,820          1,831            1,863             1,926        1,988
    Diluted- Series A                           2,527          2,538            2,571             2,633        2,696

Other data:
-----------
Net cash provided by
   operating activities                        $4,382         $4,485            $3,786           $3,899        $3,780
Net cash used in investing activities            (491)          (507)             (472)            (216)         (135)
Net cash used in financing activities          (2,726)        (3,434)           (3,322)          (4,143)       (2,989)
Funds from operations (1)                       4,678          4,305             4,007            3,969         3,740
Capital expenditures
   to maintain facilities                        (491)          (507)             (472)            (216)         (135)


         ------------------------------------

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

(2) Net income per share is presented on a basic and diluted basis. The earnings per share amount prior to 1997 have been reflected as required to comply with statement of Financial Accounting Standards No. 128, Earnings per Share. For further discussion of earnings per share and the impact of Statement No. 128, see notes to the financial statements beginning on page F-6. Basic earnings per share represents the shareholders' rights to distribution out of the respective period's net income, which is calculated by dividing net income after reduction for any distributions made to the holders of the Company Common Stock Series B (holders of the Company Common Stock Series C are not entitled to cash distributions) by the weighted average number of shares of the Company Common Stock Series A. (See note 4 below.) Diluted earnings per share assumes conversion of the Company Common Stock Series B and C into the Company Common Stock Series A.

(3) In connection with the reorganizations of the Company Partnership, the Company issued the Company Common Stock Series A, B and C. The capital structure of the Company was designed to reflect the economic rights of the limited partners and general partners in the Company Partnership and the capital shares were distributed to the limited and general partners in respect of their interest in the Company Partnership.

       The Company's Common Stock Series A shares are entitled to 100% of cash distributions from operations from the Company until (a) the sum of (1) all cumulative dividends and other distributions from all sources to the holders of the Common Stock Series A shares and (2) the cumulative the Company distributions from all sources with respect to all units equal
       (b) the product of $20 multiplied by the number of the then-outstanding "Common Stock Series A shares," at which time the Company Common Stock Series B and Common Stock Series C shares will automatically convert to the Company Common Stock Series A shares ("Conversion").

       As of December 31, 1997, Conversion will occur when $4,783,000 in additional distributions are made to holders of the Company Common Stock Series A (assuming no further repurchases of the Company Common Stock Series A).

(4) For federal income tax purposes, distributions on the Company Common Stock for 1993, 1994, 1995, 1996, and 1997 were from ordinary income. For GAAP income purposes, net income exceeded distributions for 1994-1997; for 1993, distributions exceeded net income by $258,000. Distributions for each year include distributions declared during the fourth quarter and paid in January. The difference between the components of distributions for GAAP purposes and tax purposes results primarily from the methods used to compute depreciation expense.(footnote to be update)

(5) Book value per share computed based on the number of shares of the Company Common Stock Series A, B and C outstanding at the end of the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------------------

RESULTS OF OPERATIONS.
----------------------

      YEAR ENDED  DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.
      -----------------------------------------------------------------------
Net income in 1997 was $3,480,000 compared to $3,155,000 in 1996, representing an increase of $325,000 or 10%. Net income per diluted Series A share was $1.38 in 1997 compared to $1.24 in 1996, representing an increase of $.14 or 11% per share. These increases are due to an increase in property net operating income.

     During 1997, property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) increased $257,000 from $3,342,000 in 1996 to $3,599,000 in 1997. This increase is attributable to an increase in rental income at the Company's mini-warehouse and business park operations.

     Rental income for the mini-warehouse operations increased $267,000 or 5% from $5,876,000 in 1996 to $6,143,000 in 1997. Cost of operations (including management fees paid to an affiliate of the Company) increased $24,000 or 1% from $2,056,000 in 1996 to $2,080,000 in 1997. The results of these changes was a net increase in property net operating income before depreciation expense of $243,000 or 6% from $3,820,000 in 1996 to $4,063,000 in 1997. The increase in rental income is primarily due to an increase in rental rates at a majority of the Company's mini-warehouse properties. The increase in cost of operations is primarily due to an increase in management fees and property taxes partially offset by decreases in snow removal and tenant legal claims costs. Snow removal costs were higher in 1996 than amounts typically incurred due to higher than normal snow levels experienced at the Company's mini-warehouse properties located in the eastern states.

     Property net operating income before depreciation expense with respect to the Company's business park operations increased by $62,000 or 9% from $673,000 in 1996 to $735,000 in 1997. This increase is due to an increase in rental income at the Company's four business park facilities as a result of increases in rental rates. Cost of operations remained stable in 1997 compared to 1996.

     Weighted  average   occupancy  levels  were  93%  for  the   mini-warehouse
facilities and 98% for the business park facilities in 1997 compared to 92% for the mini-warehouse facilities and 97% for the business park facilities in 1996

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse discounted at the rate of 14% per year to compensate for early payment. As a result, management fee expense for the twelve month ended December 31, 1996 was $26,000 lower than it would have been without the discounted fee structure.

     YEAR ENDED  DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.
     -----------------------------------------------------------------------
Net income in 1996 was $3,155,000 compared to $2,796,000 in 1995, representing an increase of $359,000 or 13%. Net income per diluted Series A share was $1.24 in 1996 compared to $1.09 in 1995, representing an increase of $.15 or 14% per share. These increases are primarily due to an increase in property net operating income combined with the favorable impact of comparing to expenses for 1995 which included a non-recurring charge for environmental assessments and provision for future remediation costs.

     During 1996, property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) increased $253,00 from $3,089,000 in 1995 to $3,342,000 in 1996. This increase is primarily attributable to an increase in rental income at the Company's mini-warehouse and business park operations.

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

     Property net operating income before depreciation expense with respect to the Company's business park operations increased by $117,00 or 21% from $556,000 in 1995 to $673,000 in 1996. This increase is due to an increase in rental income at the Company's four business park facilities as a result of increases in rental rates. Cost of operations remained stable in 1996 compared to 1995.

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

Mini-warehouse Operating Trends.
--------------------------------

     The following table illustrates the operating trends for the Company's 13 mini-warehouses:

                                                                           For the year ended December 31,
                                                                           -------------------------------
                                                                      1997                1996            1995
                                                                      ----                ----            ----
Weighted average occupancy level                                        93%                92%             92%
Realized annual rent per occupied square foot (1)                     $8.96              $8.67           $8.34

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

     Net cash provided by operating  activities reflects the cash generated from
the  Company's  business  before   distributions  to  shareholders  and  capital
expenditures.

     The Company has an unsecured revolving credit facility with a bank for borrowings up to $3,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the LIBOR rate plus 2.25%. Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. During the first quarter of 1996, the Company borrowed and repaid $250,000 on its line of credit facility. At December 31, 1997, there was no outstanding balance on the credit facility.

     The following table summarizes the Company's ability to make capital improvements to maintain its facilities through the use of cash provided by operating activities. The remaining cash flow is available to the Company to pay distributions to shareholders and repurchase its stock.

                                                                                   Years ended December 31,
                                                                     ---------------------------------------------
                                                                        1997              1996              1995
                                                                     -----------   ----------------   -------------
                Net income                                           $3,480,000        $3,155,000       $2,796,000
                Environmental cost                                        -                 -              106,000
                Depreciation                                          1,198,000         1,150,000        1,105,000
                Changes in working capital                             (296,000)          180,000         (221,000)
                                                                     -----------   ----------------   -------------

                Net cash provided by operating activities             4,382,000         4,485,000        3,786,000
                Capital improvements to maintain facilities            (491,000)         (507,000)        (472,000)
                                                                     -----------   ----------------   -------------
                Funds available for distributions to
                     shareholders and repurchase of stock             3,891,000         3,978,000        3,314,000
                Cash distributions to shareholders                   (2,726,000)       (2,749,000)      (2,793,000)
                                                                     -----------   ----------------   -------------
                Excess funds available for principal
                     payments, cash distributions to
                     shareholders and repurchase of stock            $1,165,000        $1,229,000         $521,000
                                                                     ===========   ================   =============

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

     FFO is defined by the Company, consistent with the definition of FFO by the National Association of Real Estate Investment Trusts (NAREIT), as net income
(loss) (computed in accordance with generally accepted accounting principles) before depreciation and extraordinary or non-recurring items. FFO for the years ended December 31, 1997 and 1996 was $4,678,000 and $4,305,000, respectively. FFO is presented because the Company, as well as many industry analysts, consider FFO to be one measure of the performance of the Company, i.e., one that generally reflects changes in the Company's net operating income. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for the Company's cash flow or net income, as a measure of the Company's liquidity or operating performance or ability to pay distributions. Furthermore, the NAREIT definition of FFO does not address the treatment of certain items and all REITs do not treat items the same way in computing FFO. Accordingly, comparisons of levels of FFO among REITs may not necessarily be meaningful.

     Funds from operations is computed as follows:


                                                               Year ended December 31,
                                           -------------------------------------------------------
                                                 1997                 1996                 1995
                                           -------------        -------------        -------------

          Net income                       $   3,480,000        $   3,155,000        $   2,796,000
          Environmental cost                           -                    -              106,000
          Depreciation                         1,198,000            1,150,000            1,105,000
                                           -------------        -------------        -------------
          Funds from operation             $   4,678,000        $   4,305,000        $   4,007,000
                                           =============        =============        =============

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

     On November 12, 1997, the Company's Board of Directors declared a regular quarterly distribution per share of $0.34 payable on January 15, 1998 to shareholders of record on December 31, 1997.

DISTRIBUTIONS
-------------

     The Company has established a conservative distribution policy. The aggregate amount of dividends paid or accrued to the shareholders in each year since inception of the Company were as follows:

                       Series A             Series B               Total
                    -----------           ----------          -----------
    1984               $858,000              $75,000             $933,000
    1985              1,061,000               92,000            1,153,000
    1986              1,273,000              111,000            1,384,000
    1987              1,751,000              152,000            1,903,000
    1988              2,307,000              201,000            2,508,000
    1989              2,758,000              240,000            2,998,000
    1990              2,865,000              249,000            3,114,000
    1991              3,204,000              282,000            3,486,000
    1992              2,738,000              251,000            2,989,000
    1993              2,700,000              251,000            2,951,000
    1994              2,612,000              251,000            2,863,000
    1995              2,530,000              252,000            2,782,000
    1996              2,484,000              252,000            2,736,000
    1997              2,474,000              252,000            2,726,000
                    -----------           ----------          -----------
   Total            $31,615,000           $2,911,000          $34,526,000
                    ===========           ==========          ===========

     The Convertible Series B shares and Convertible Series C shares will convert automatically into Series A shares on a share-for-share basis (the "Conversion") when (A) the sum of (1) all cumulative dividends and other distributions from all sources paid with respect to the Series A shares (including liquidating distributions, but not including payments made to redeem such stock other than in liquidation) and (2) the cumulative Partnership distributions from all sources with respect to all units equals (B) the product of $20 multiplied by the number of the then outstanding "Original Series A shares". The term "Original Series A shares" means the Series A shares issued in the Reorganization. Through December 31, 1997, the Company has made and declared cumulative cash distributions of approximately $31,615,000 with respect to the Series A shares. Accordingly, assuming no repurchases or redemptions of Series A shares after December 31, 1997, Conversion will occur when $4,783,000 in additional distributions with respect to the Series A shares have been made.

REIT DISTRIBUTION REQUIREMENT
-----------------------------

     The Company has elected and intends to continue to qualify as REIT for Federal income tax purposes. As a REIT, the Company must meet, among other tests, sources of income, share ownership, and certain asset tests. As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that at least 95% of its taxable income is so distributed to its shareholders prior to filing the Company's tax return. Under certain circumstances, the Company can rectify a failure to meet the 95% distribution test by making distributions after the close of a particular taxable year and attributing those distributions to the prior year's taxable income. The Company has satisfied the REIT distribution requirement for 1997 by attributing distributions in 1998 to the prior year's taxable income. The extent to which the Company will be required to attribute distributions to the prior year will depend on the Company's operating results (taxable income) and the level of distributions as determined by the Board of Directors. The basic difference between book income and taxable income is depreciation expense. In 1997, the Company's Federal tax depreciation was $1,330,000.

     The Company's Board of Directors has authorized the Company to purchase up to 400,000 shares of Series A common stock. As of December 31, 1997, the Company had purchased and retired 301,275 shares of Series A common stock.

YEAR 2000 SYSTEM ISSUES
-----------------------

     PSI has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by PSI were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of PSI Year 2000 project.

     The cost of the Year 2000 project will be allocated to all companies that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Company is less than $40,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred.

     The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

     The costs of the project and the date on which PSI believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.


Proposed Merger
---------------

     See "Item 1. Business - Proposed Merger" for a description of a proposed merger involving the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          --------------------------------------------

     Company's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedule in
Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          ----------------------------------------------------------------

     None.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
          ------------------------------------------------

     Set forth below is information regarding the current directors and executive officers of the Company:


              Name                                     Positions
------------------------     --------------------------------------------------
 B. Wayne Hughes             Chairman of the Board and Chief Executive Officer

 Harvey Lenkin               President

 David P. Singelyn           Vice President and Chief Financial Officer

 David Goldberg              Vice President and General Counsel

 A. Timothy Scott            Vice President and Tax Counsel

 Obren B. Gerich             Vice President and Secretary

 Vern O. Curtis              Director

 Jack D. Steele              Director

     B. Wayne Hughes, age 64, has been Chairman of the Board and Chief Executive Officer of the Company since its inception in 1990. Mr. Hughes has been a director of PSI, the Company's mini-warehouse property operator, since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been Chairman of the Board and Chief Executive Officer since 1990 of Public Storage Properties XX, Inc. ("PSP20"), an affiliated REIT. From 1989-90 until the respective dates of merger, he was Chairman of the Board and Chief Executive Officer of Public Storage Properties VI, Inc., Public Storage Properties VII, Inc., Public Storage Properties VIII, Inc., Public Storage Properties IX, Inc., Public Storage Properties X, Inc., Public Storage Properties XII, Inc., Public Storage Properties XIV, Inc. ("PSP14"), Public Storage Properties XV, Inc. ("PSP15"), Public Storage Properties XVI, Inc. ("PSP16"), Public Storage Properties XVII, Inc. ("PSP17"), Public Storage Properties XVIII, Inc. ("PSP18"), Public Storage Properties XIX, Inc. ("PSP19"), PS Business Parks, Inc., Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc., Partners Preferred Yield III, Inc. and Storage Properties, Inc. ("SPI") (collectively, the "Merged Public Storage REITs"), affiliated REITs that were merged into PSI between September 1994 and June 1997. He has been active in the real estate investment field for over 25 years.

     Harvey Lenkin, age 61, has been President of the Company since its inception in 1990. Mr. Lenkin has been employed by PSI for 20 years and became President and a director of PSI in November 1991. He has been President of PSP20 since 1990. Mr. Lenkin was President of the Merged Public Storage REITs from 1989-90 until the respective dates of merger and was also a director of SPI from 1989 until June 1996. He is a director of the National Association of Real Estate Investment Trusts (NAREIT).

     David P. Singelyn, age 36, a certified public accountant, was Controller of the Company from November 1995 until December 1996 when he became Vice President and Chief Financial Officer. Mr. Singelyn has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. He was Controller of PSP20 from November 1995 until December 1996 when he became Vice President and Chief Financial Officer. He was Vice President and Controller of SPI from 1991 until June 1996. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

     David Goldberg, age 48, became Vice President and General Counsel of the Company in December 1995. Mr. Goldberg became Senior Vice President and General Counsel of PSI in November 1995. He joined PSI's legal staff in June 1991. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

     A. Timothy Scott, age 46, became Vice President and Tax Counsel of the Company in November 1996. Mr. Scott became Senior Vice President and Tax Counsel of PSI in November 1996. From June 1991 until joining PSI, he practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

     Obren B. Gerich, age 59, a certified public accountant, has been Vice President and Secretary of the Company since its inception in 1990 and was Chief Financial Officer until November 1995. He has been a Vice President of PSI since 1980, became Senior Vice President of PSI in November 1995 and was Chief Financial Officer of PSI until November 1991. Mr. Gerich has been Vice President and Secretary of PSP20 since 1990 and was Chief Financial Officer until November 1995. He was Vice President and Secretary of the Merged Public Storage REITs from 1989-90 until the respective dates of merger.

     Vern O. Curtis, age 63, Chairman of the Audit Committee, is a private investor. Mr. Curtis has been a director of the Company since its inception in 1990. Mr. Curtis has also been a director of PSP20 since 1990. Mr. Curtis is also a director of the Pimco Funds, Pimco Commercial Mortgage Securities Trust, Inc. and Fresh Choice, Inc. He was a director of the Merged Public Storage REITs from 1989-90 until the respective dates of merger. Mr. Curtis was Dean of Business School of Chapman College from 1988 to 1990 and President and Chief Executive Officer of Denny's, Inc. from 1980 to 1987.

     Jack D. Steele, age 74, a member of the Audit Committee, has been a director of the Company since its inception in 1990. Mr. Steele has also been a director of PSP20 since 1990. He is also a director of M.C. Gill and CRG
Compensation Resource Group. Mr. Steele is a business consultant. He was a director of the Merged Public Storage REITs from 1989-90 until the respective dates of merger. Mr. Steele was Chairman - Board Services of Korn/Ferry International from 1986 to 1988 and Dean of School of Business and Professor at the University of Southern California from 1975 to 1986.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

Compensation of Directors
-------------------------

     Each of the Company's directors, other than B. Wayne Hughes, currently receives director's fees of $2,000 per year plus $200 for each meeting attended. In addition, each of the members of the Audit Committee receives $100 for each meeting of the Audit Committee attended. The policy of the Company is to reimburse directors for reasonable expenses.

Compensation of Executive Officers
----------------------------------

     Set forth below is certain compensation relating to B. Wayne Hughes, the Company's current Chief Executive Officer. The Company has no executive officer who earned $100,000 or more in 1997 for services rendered to the Company.

                           Summary Compensation Table

                                              Annual Compensation

    Name and Principal Position            Year                Salary
--------------------------------        ------------       ------------
 B. Wayne Hughes                            1997               $1,000

 Chairman of the Board and                  1996                1,000

 Chief Executive Officer                    1995                1,000

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company does not have a compensation committee. Mr. Hughes, the current Chief Executive Officer of the Company, is a current member of the Board of Directors. Mr. Hughes is a director and the chief executive officer of PSP20 (and during part of 1997, Mr. Hughes was a director and the chief executive officer of PSP14, PSP15, PSP16, PSP17, PSP18 and PSP19). Mr. Hughes also is the chief executive officer and a director of PSI, of which Harvey Lenkin, the current President of the Company, is the president and a director. Neither PSI nor PSP20 has (nor did PSP14, PSP15, PSP16, PSP17, PSP18 or PSP19 have) a compensation committee.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------

     MANAGEMENT AGREEMENTS. The Company currently has management agreements with PSI and AOPPLP. Under the management agreements, the Company pays PSI a fee of 6% of the gross revenues of the Company's mini-warehouses ($370,000 in 1997) and pays AOPPLP a fee of 5% of the gross revenues of the Company's commercial properties ($70,000 in 1997). The Company believes that the terms of the management agreements are as favorable as would be obtained from unrelated third parties.

     PROPOSED MERGER AND EXCHANGE. The Company and AOPP have agreed, subject to certain conditions, to merge, pursuant to an Amended and Restated Agreement and Plan of Reorganization by and among PSP11, AOPP and PSI dated as of December 17, 1997. AOPP, an affiliate of PSI, owns and operates commercial properties directly and through AOPPLP. Upon the merger of AOPP into the Company, each of the 1,819,937 outstanding shares of the Company's Common Stock Series A ("Series A Shares") (other than shares held by holders of the Company's Series A Shares ("Series A Shareholders") who have properly exercised dissenters' rights under California law) would continue to be owned by the Series A Shareholders or converted into the right to receive cash as follows: (i) with respect to up to 20% of the outstanding Series A Shares, $20.50 in cash and (ii) the balance of the outstanding Series A Shares would continue to be owned by the Series A Shareholders. In the merger, (i) each share of the Company's Common Stock Series B ("Series B Shares") and each share of the Company's Common Stock Series C ("Series C Shares") would be converted into 0.8641 Series A Shares (or up to 20% in cash) and (ii) each share of AOPP's capital stock would be converted into
1.18 Series A Shares (or up to 20% in cash). The Series A Shares are listed on the American Stock Exchange and the Series B Shares and Series C Shares are owned by PSI and B. Wayne Hughes. There are 707,071 outstanding Series B and Series C Shares (of which 47,824 Series C Shares will be canceled prior to the merger) and approximately 10,000,000 outstanding shares of AOPP common stock. After the merger, the Company would have approximately 14,200,000 Series A Shares (assuming no cash elections), with approximately an additional 6,222,000 shares reserved for issuance upon conversion of partnership interests of AOPPLP into Series A Shares. After the merger, the Series A Shares will be reconstituted as common stock. Concurrently with the merger, the Company will exchange 13 mini-warehouses for 11 commercial properties owned by PSI. The merger is conditioned on approval by the Company's shareholders. PSI and B. Wayne Hughes own 223,712 Series A Shares and 707,071 Series B and Series C Shares and the Company's current directors and executive officers, excluding B. Wayne Hughes, own an additional 800 Series A Shares. In addition, (i) PSI owns 3,492,423.93 shares of AOPP common stock and PSI and its affiliated partnerships own 6,190,979 units of partnership interest of AOPPLP and (ii) the current directors and executive officers own or have options to purchase a total of 28,697 shares of AOPP common stock (outstanding options to purchase shares of AOPP common stock will be assumed by the Company in the merger and converted to options to purchase shares of the Company's common stock on the basis of 1.18 shares of the Company's common stock for each share of AOPP common stock).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

     Information regarding beneficial ownership of shares of the Company's common stock by B. Wayne Hughes (a beneficial owner of more than 5% of the Company's combined outstanding shares of Common Stock Series A, Common Stock Series B and Common Stock Series C) is set forth in the second table below. The following table sets forth information with respect to the only other person known to the Company to be the beneficial owner of more than 5% of the Company's combined outstanding shares of Common Stock Series A, Common Stock Series B and Common Stock Series C (or Common Stock Series A):

                                        Shares of Common Stock,
                                            $.01 Par Value,
                                        Beneficially Owned as of
                                           March 9, 1998 (1)
                                        -------------------------
           Name and Address             Number of Shares (2)(3)           Percent
-----------------------------------     ------------------------      ----------------
  PSI                                       A:    223,712(4)           A:    12.3%
  701 Western Avenue                        B:    184,453(4)           B:   100.0%
  Glendale, California 91201-2397           C:    522,618(4)           C:   100.0%
                                        ------------------------      ----------------
                                                  930,783(4)(5)              36.8%

------------------------------------
(Footnotes to the table are set forth following the table under "Security Ownership of Management" below).

Security Ownership of Management
--------------------------------

     The following table sets forth information concerning the security ownership of each director of the Company (including B. Wayne Hughes, the only executive officer named under Item 11) and of all directors and executive officers of the Company as a group:




                                                  Shares of Common Stock,
                                                      $.01 Par Value,
                                                  Beneficially Owned a of
                                                     March 9, 1998 (1)
                                                  ------------------------
                           Name                   Number of Shares (2)(3)           Percent
          -----------------------------------     ------------------------      ----------------

            B. Wayne Hughes                        A:       424.0(6)             A:      (7)
                                                   B:    36,890.6(6)             B:      20.0%
                                                   C:   104,523.6(6)             C:      20.0%
          -----------------------------------     ------------------------      ----------------
                                                        141,838.2(5)(6)                   5.6%

            Vern O. Curtis                         A:       500.0                        (7)

            Jack D. Steele                         A:       100.0(8)                     (7)

            All Directors and Executive            A:     1,224.0(6)(8)(9)       A:      (7)
              Officers as a Group                  B:    36,890.6(6)             B:      20.0%
              (eight persons)                      C:   104,523.6(6)             C:      20.0%
          -----------------------------------     ------------------------      ----------------
                                                        142,638.2(5)(6)(8)(9)             5.6%

------------------------------------
(1) Except as otherwise indicated and subject to applicable community property and similar statutes, the persons listed as beneficial owners of the shares have sole voting and investment power with respect to the shares.

(2) Capital letters "A", "B" and "C" denote share information with respect to Common Stock Series A, Common Stock Series B and Common Stock Series C, respectively.

(3) The Company's current Articles of Incorporation provide that the Common Stock Series B and Common Stock Series C will convert automatically into Common Stock Series A on a share-for-share basis when (A) the sum of (1) all cumulative dividends and other distributions from all sources paid with respect to the Common Stock Series A (including liquidating distributions, but not including payments made to redeem such stock other than in liquidation) and (2) the cumulative Partnership distributions from all sources with respect to all Partnership units (including the general partners' 1% interest) equals (B) the product of $20 multiplied by the number of then outstanding "Original Series A Shares." The term "Original Series A Shares" means the shares of Common Stock Series A issued in the Reorganization.

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

(7)    Less than 0.1%.
                                       21

(8) Shares held by a bank custodian of a simplified employee pension for the benefit of Mr. Steele.

(9) Includes shares held of record or beneficially by members of the immediate family of officers of the Company and shares held by custodians of individual retirement accounts for the benefit of officers of the Company (or members of their immediate families).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ------------------------------------------------

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

         (b) Reports on Form 8-K filed during the last quarter of the period ended December 31, 1997:
                 Form 8-K/As dated October 21, 1997 and December 17, 1997 (filed January 8, 1998) were filed relating to the proposed merger of AOPP into the Company.

         (c)  Exhibits:
                       See Exhibit Index contained herein.
                                       22

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                         PUBLIC STORAGE PROPERTIES XI, INC.

Dated: March 13, 1998                    By:/s/ Harvey Lenkin
                                            -------------------------
                                            Harvey Lenkin, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                   Signature                                      Capacity                                 Date
  /s/ B. Wayne Hughes                           Chairman of the Board, Chief Executive                     March 13, 1998
  -------------------------                       Officer and Director
  B. Wayne Hughes                                 (Principal Executive Officer)


  /s/ Vern O. Curtis                            Director                                                   March 13, 1998
  -------------------------
  Vern O. Curtis


  /s/ Jack D. Steele                            Director                                                   March 13, 1998
  -------------------------
  Jack D. Steele


  /s/ David P. Singelyn                         Vice President and Chief Financial Officer                 March 13, 1998
  ---------------------                          (Principal Financial Officer and
  David P. Singelyn                               Principal Accounting Officer)

                       PUBLIC STORAGE PROPERTIES XI, INC.

                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))



                                                                                                     Page
                                                                                                  References
                                                                                                  ----------

Report of Independent Auditors                                                                      F-1

Financial Statements and Schedule:

     Balance Sheets as of December 31, 1997 and 1996                                                F-2

     For each of the three years in the period ended December 31, 1997:

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

Schedule for the years ended December 31, 1997, 1996 and 1995:

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

                         Report of Independent Auditors





The Board of Directors and Shareholders
Public Storage Properties XI, Inc.


We have audited the accompanying balance sheets of Public Storage Properties XI, Inc. as of December 31, 1997 and 1996, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties XI, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.








                                                   /s/   ERNST & YOUNG LLP


February 18, 1998
Los Angeles, California

                       PUBLIC STORAGE PROPERTIES XI, INC.
                                 BALANCE SHEETS
                           December 31, 1997 and 1996

                                                                                       1997                    1996
                                                                                ---------------       ---------------

                                     ASSETS


Cash and cash equivalents                                                       $     2,455,000       $     1,290,000
Rent and other receivables                                                               37,000                53,000
Prepaid expenses                                                                        417,000               142,000

Real estate facilities at cost:
   Building, land improvements and equipment                                         27,017,000            26,526,000
   Land                                                                              12,118,000            12,118,000
                                                                                ---------------       ---------------
                                                                                     39,135,000            38,644,000

Less accumulated depreciation                                                       (13,198,000)          (12,000,000)
                                                                                ---------------       ---------------
                                                                                     25,937,000            26,644,000
                                                                                ---------------       ---------------
Total assets                                                                    $    28,846,000       $    28,129,000
                                                                                ===============       ===============


                                          LIABILITIES AND SHAREHOLDERS' EQUITY



Accounts payable                                                                $       615,000       $       633,000
Dividends payable                                                                       681,000               681,000
Advance payments from renters                                                           179,000               198,000

Shareholders' equity:
   Series A common, $.01 par value,
     2,828,989 shares authorized,
     1,819,937 shares issued and
     outstanding                                                                         18,000                18,000
   Convertible Series B common, $.01 par
     value, 184,453 shares authorized,
     issued and outstanding                                                               2,000                 2,000
   Convertible Series C common, $.01 par
     value, 522,618 shares authorized,
     issued and outstanding                                                               5,000                 5,000

   Paid-in-capital                                                                   32,421,000            32,421,000
   Cumulative net income                                                             29,451,000            25,971,000
   Cumulative distributions                                                         (34,526,000)          (31,800,000)
                                                                                ---------------       ---------------
   Total shareholders' equity                                                        27,371,000            26,617,000
                                                                                ---------------       ---------------
Total liabilities and shareholders' equity                                      $    28,846,000       $    28,129,000
                                                                                ===============       ===============

                             See accompanying notes.
                                       F-2



                       PUBLIC STORAGE PROPERTIES XI, INC.
                              STATEMENTS OF INCOME
                       For each of the three years in the
                         period ended December 31, 1997

                                                                       1997                  1996                  1995
                                                               --------------        --------------        --------------

REVENUES:
Rental income                                                  $    7,561,000        $    7,220,000        $    6,859,000
Interest income                                                        82,000                33,000                19,000
                                                               --------------        --------------        --------------
                                                                    7,643,000             7,253,000             6,878,000
                                                               --------------        --------------        --------------
COSTS AND EXPENSES:

Cost of operations                                                  2,324,000             2,334,000             2,265,000
Management fees paid to affiliates                                    440,000               394,000               400,000
Depreciation                                                        1,198,000             1,150,000             1,105,000
Administrative                                                        201,000               217,000               205,000
Environmental cost                                                      -                     -                   106,000
Interest expense                                                        -                     3,000                 1,000
                                                               --------------        --------------        --------------

                                                                    4,163,000             4,098,000             4,082,000
                                                               --------------        --------------        --------------

NET INCOME                                                     $    3,480,000        $    3,155,000        $    2,796,000
                                                               ==============        ==============        ==============

Basic earnings per share-Series A                              $        1.77         $        1.59         $        1.37
                                                               ==============        ==============        ==============

Diluted earnings per share-Series A                            $        1.38         $        1.24         $        1.09
                                                               ==============        ==============        ==============

Dividends declared per share:
   Series A                                                    $        1.36         $        1.36         $        1.36
                                                               ==============        ==============        ==============
   Series B                                                    $        1.36         $        1.36         $        1.36
                                                               ==============        ==============        ==============

Weighted average Common shares outstanding:
   Basic- Series A                                                  1,819,937             1,830,845             1,863,470
                                                               ==============        ==============        ==============
   Diluted- Series A                                                2,527,008             2,537,916             2,570,541
                                                               ==============        ==============        ==============


                             See accompanying notes.
                                       F-3


                       PUBLIC STORAGE PROPERTIES XI, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 For each of the three years in the period ended
                                December 31, 1997


                                                                      Convertible                 Convertible
                                           Series A                    Series B                    Series C
                                     Shares        Amount        Shares        Amount        Shares        Amount
                                    ---------      --------      -------       ------         -------       ------
Balances at December 31, 1994       1,888,537       $19,000      184,453       $2,000         522,618       $5,000

Net income
Repurchase of shares                  (32,200)            -

Cash distributions declared:
   $1.36 per share - Series A
   $1.36 per share - Series B
                                    ---------      --------      -------       ------         -------       ------


Balances at December 31, 1995       1,856,337        19,000      184,453        2,000         522,618        5,000

Net income
Repurchase of shares                  (36,400)       (1,000)

Cash distributions declared:
   $1.36 per share - Series A
   $1.36 per share - Series B
                                    ---------      --------      -------       ------         -------       ------

Balances at December 31, 1996       1,819,937        18,000      184,453        2,000         522,618        5,000

Net income
Repurchase of shares

Cash distributions declared:
   $1.36 per share - Series A
   $1.36 per share - Series B
                                    ---------      --------      -------       ------         -------       ------

Balances at December 31, 1997       1,819,937       $18,000      184,453       $2,000         522,618       $5,000
                                    =========       =======      =======       ======         =======       ======



                       PUBLIC STORAGE PROPERTIES XI, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 For each of the three years in the period ended
                                December 31, 1997


                                                        Cumulative                         Total
                                          Paid-in           net         Cumulative     shareholders'
                                          Capital         income       distributions      equity
                                      -----------     -----------     ------------     -----------
Balances at December 31, 1994         $33,634,000     $20,020,000     $(26,282,000)    $27,398,000

Net income                                              2,796,000                        2,796,000
Repurchase of shares                     (529,000)                                        (529,000)

Cash distributions declared:
   $1.36 per share - Series A                                          (2,530,000)      (2,530,000)
   $1.36 per share - Series B                                            (252,000)        (252,000)
                                      -----------     -----------     ------------     -----------


Balances at December 31, 1995          33,105,000      22,816,000     (29,064,000)      26,883,000

Net income                                              3,155,000                        3,155,000
Repurchase of shares                     (684,000)                                        (685,000)

Cash distributions declared:
   $1.36 per share - Series A                                          (2,484,000)      (2,484,000)
   $1.36 per share - Series B                                            (252,000)        (252,000)
                                      -----------     -----------     ------------     -----------

Balances at December 31, 1996          32,421,000      25,971,000     (31,800,000)      26,617,000

Net income                                              3,480,000                        3,480,000
Repurchase of shares

Cash distributions declared:
   $1.36 per share - Series A                                          (2,474,000)      (2,474,000)
   $1.36 per share - Series B                                            (252,000)        (252,000)
                                      -----------     -----------     ------------     -----------

Balances at December 31, 1997         $32,421,000     $29,451,000     $(34,526,000)    $27,371,000
                                      ===========     ===========     ============     ===========


                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XI, INC.
                            STATEMENTS OF CASH FLOWS
                       For each of the three years in the
                         period ended December 31, 1997

                                                                     1997                  1996                  1995
                                                               -------------         -------------         -------------
Cash flows from operating activities:
   Net income                                                  $   3,480,000         $   3,155,000         $   2,796,000

   Adjustments to reconcile net
       income to net cash provided
       by operating activities:

     Depreciation                                                  1,198,000             1,150,000             1,105,000
     Decrease (increase) in rent and other receivables                16,000                34,000               (53,000)
     Increase in prepaid expenses                                   (275,000)              (79,000)               (4,000)
     Amortization (payment) of prepaid management fees                -                    205,000              (205,000)
     (Decrease) increase in accounts payable                         (18,000)               24,000               151,000
     Decrease in advance payments from renters                       (19,000)               (4,000)               (4,000)
                                                               -------------         -------------         -------------

       Total adjustments                                             902,000             1,330,000               990,000
                                                               -------------         -------------         -------------

       Net cash provided by operating activities                   4,382,000             4,485,000             3,786,000
                                                               -------------         -------------         -------------

Cash flows from investing activities:

     Additions to real estate facilities                            (491,000)             (507,000)             (472,000)
                                                               -------------         -------------         -------------

       Net cash used in  investing activities                       (491,000)             (507,000)             (472,000)
                                                               -------------         -------------         -------------

Cash flows from financing activities:

     Distributions paid to shareholders                           (2,726,000)           (2,749,000)           (2,793,000)
     Advances from affiliate                                          -                     -                    145,000
     Repayment of advances from affiliate                             -                     -                   (145,000)
     Borrowing on credit facility                                     -                    250,000                -
     Repayment of borrowing on credit facility                        -                   (250,000)               -
     Purchase of Company Series A common stock                        -                   (685,000)             (529,000)
                                                               -------------         -------------         -------------

       Net cash used in financing activities                      (2,726,000)           (3,434,000)           (3,322,000)
                                                               -------------         -------------         -------------

Net increase (decrease) in cash and cash equivalents              1,165,000               544,000                 (8,000)

Cash and cash equivalents at the beginning of the year             1,290,000               746,000               754,000
                                                               -------------         -------------         -------------

Cash and cash equivalents at the end of the year               $   2,455,000         $   1,290,000         $     746,000
                                                               =============         =============         =============

                             See accompanying notes.
                                       F-5

                       PUBLIC STORAGE PROPERTIES XI, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

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

               The Company owns and operates 13 self-storage facilities located in six states and 2 business park facilities containing commercial or industrial spaces located in California and Kansas.

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

          Real Estate Facilities:

               Cost of land includes appraisal and legal fees related to acquisition and closing costs. Buildings, land improvements and equipment reflect costs incurred through December 31, 1997 and 1996 to develop primarily mini-warehouse facilities and to a lesser extent, business park facilities. The mini-warehouse facilities provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are depreciated on the straight-line basis over estimated useful lives of 25 and 5 years, respectively.

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

               At December 31, 1997, the basis of real estate facilities (excluding land) for Federal income tax purposes (after adjustment for accumulated depreciation of $17,442,000 is $9,443,000.

          Revenue Recognition:

               Property rents are recognized as earned.

          Net Income Per Share:

               In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement 128 requirements.

               Net income per share is presented on a basic and diluted basis. Basic earnings per share represents the Series A shareholders' rights to distributions out of the respective period's net income, which is calculated by dividing net income after reduction for distributions to the Convertible Series B shareholders (Series C shareholders are not entitled to cash distributions) by the weighted average number of outstanding Series A shares (Note 4). Diluted earnings per share assumes conversion of the Convertible Series B and Series C shares into Series A shares.

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

3.       RELATED PARTY TRANSACTIONS

               The Company has a management agreement with Public Storage, Inc. ("PSI") pursuant to which PSI operates the Company's mini-warehouse facilities for a fee equal to 6% of the facilities' monthly gross revenue (as defined). The Company's business parks are managed by American Office Park Properties, LP ("AOPPLP") pursuant to a management contract. AOPPLP, an affiliate of PSI, operates the Company's business parks for a fee equal to 5% of the facilities monthly gross income.

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

               In August 1995, the Management Agreement for the mini-warehouse facilities was amended to provide that upon demand from PSI made prior to December 15, 1995, the Company agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In November 1995, the Company prepaid, to PSI, 8 months of 1996 management fees at a cost of $205,000. The amount was expensed as management fees paid to affiliate during 1996.

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

               The Convertible Series B shares and Convertible Series C shares will convert automatically into Series A shares on a share-for-share basis (the "Conversion") when (A) the sum of (1) all cumulative dividends and other distributions from all sources paid with respect to the Series A shares (including liquidating distributions, but not including payments made to redeem such stock other than in liquidation) and (2) the cumulative Partnership distributions from all sources with respect to all units equals (B) the product of $20 multiplied by the number of the then outstanding "Original Series A shares". The term "Original Series A shares" means the Series A shares issued in the Reorganization. Through December 31, 1997, the Company has made and declared cumulative cash distributions of approximately $31,615,000 with respect to the Series A shares. Accordingly, assuming no repurchases or redemptions of Series A shares after December 31, 1997, Conversion will occur when $4,783,000 in additional distributions with respect to the Series A shares have been made.

               Assuming liquidation of the Company at its net book value at December 31, 1997 and 1996, each Series of common shares would receive the following as a liquidating distribution:

                                                1997                 1996
                                        ---------------      ---------------

            Series A                    $    21,566,000      $    21,449,000
            Convertible Series B              1,425,000            1,348,000
            Convertible Series C              4,380,000            3,820,000
                                        ---------------      ---------------
            Total                       $    27,371,000      $    26,617,000
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

               The Company's Board of Directors has authorized the Company to purchase up to 400,000 shares of the Company's Series A common stock. As of December 31, 1997, the Company had purchased and retired 301,275 shares of Series A common stock, of which 36,400 and 32,200 were purchased and retired in 1996 and 1995, respectively.

               For Federal income tax purposes, all distributions declared by the Board of Directors in 1997, 1996 and 1995 were ordinary income.


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

               During the first quarter of 1996, the Company borrowed and repaid $250,000 on its line of credit facility. At December 31, 1997, there was no outstanding balance on the credit facility.

               Under covenants of the credit facility, the Company is (1) required to maintain a ratio of liabilities to assets (as defined) for each fiscal quarter of not more than .3 to 1.0, (2) required to maintain a debt coverage ratio (as defined) for each fiscal quarter of not less than 8 times the debt service, (3) required to maintain a fixed charge coverage ratio (as defined) for each fiscal quarter of not less than 1.0 to 1.0 and (4) required to maintain a minimum shareholder's equity (as defined) for each fiscal quarter of $20 million. The Company was in compliance with all covenants in 1997.

6.        QUARTERLY RESULTS (UNAUDITED)

               The following is a summary of unaudited quarterly results of operations:


                                                                          Three months ended
                                                      ---------------------------------------------------------
                                                      March 1997      June 1997      Sept. 1997      Dec. 1997
                                                      ------------  -------------  -------------   ------------
        Revenues                                      $1,836,000     $1,900,000     $1,963,000       $1,944,000
                                                      ------------  -------------  -------------   ------------
        Expenses                                       1,053,000      1,008,000      1,042,000        1,060,000
                                                      ------------  -------------  -------------   ------------
        Net income                                      $783,000       $892,000       $921,000         $884,000
                                                      ============  =============  =============   ============
        Basic earnings per share- Series A                 $0.40          $0.45          $0.47            $0.45
                                                      ============  =============  =============   ============

        Diluted earnings per share- Series A               $0.31          $0.35          $0.36            $0.36
                                                      ============  =============  =============   ============



                                                                         Three months ended
                                                      ---------------------------------------------------------
                                                      March 1996      June 1996      Sept. 1996      Dec. 1996
                                                      ------------  -------------  -------------   ------------
        Revenues                                      $1,741,000     $1,822,000      $1,858,000      $1,832,000
                                                      ------------  -------------  -------------   ------------

        Expenses                                       1,004,000      1,017,000       1,028,000       1,049,000
                                                      ------------  -------------  -------------   ------------

        Net income                                      $737,000       $805,000        $830,000        $783,000
                                                      ============  =============  =============   ============

        Basic earnings per share- Series A                 $0.37          $0.40           $0.42           $0.40
                                                      ============  =============  =============   ============

        Diluted earnings per share- Series A               $0.29          $0.32           $0.32           $0.31
                                                      ============  =============  =============   ============


               The 1996 and first three quarter of 1997 earnings per share amounts have been reflected to comply with Statement of Financial Accounting Standards No. 128, Earnings per share.

7.        Proposed Merger (unaudited)

               The Company and American Office Park Properties, Inc. (AOPP), the general partner of AOPPLP, have agreed, subject to certain conditions, to merge, pursuant to an Amended and Restated Agreement and Plan of Reorganization by and among The Company, AOPP and PSI dated as of December 17, 1997. AOPP, an affiliate of PSI, owns and operates commercial properties directly and through AOPPLP. Upon the merger of AOPP into the Company, each of the 1,819,937 outstanding shares of the Company common stock series A (other than shares held by holders of the Company Common stock series A (" Series A Shareholders") who have properly exercised dissenters' rights under California law ) would continue to be owned by the Series A Shareholders or converted into the right to receive cash as follows: (i) with respect to up to 20% of the outstanding common stock series A of the Company, $20.50 in cash and (ii) the balance of the outstanding common stock series A of the Company would continue to be owned by the Series A Shareholder. In the merger, (i) each share of the Company's common stock series B and each share of the Company's common stock series C would be converted into .8641 shares of the Company's common stock series A (or up to 20% in cash) and (ii) each share of AOPP's capital stock will be converted into 1.18 shares of the Company's common stock series A (or up to 20% in cash). After the merger, the Company would have approximately 14,200,000 outstanding shares of common stock series A (assuming no cash elections, with approximately an additional 6,222,000 shares reserved for issuance upon

7.        Proposed Merger (unaudited)
          (continued)

          conversion of partnership interests of AOPPLP into the Company's common stock series A. After the merger, the ownership of the Company by public shareholders will be reduced significantly. As a result of the merger, the Company's name will be changed to PS Business Parks, Inc. and AOPPLP's name will be changed to PS Business Parks, L.P.
          Concurrently with the merger, the Company will exchange 13 mini-warehouses for 11 commercial properties owned by PSI. The merger is conditioned on, among other requirements, approval by the Company's shareholders. After the merger, the Company will be a self-managed and self-advised REIT which will own and operate directly and through AOPPLP 62 commercial properties located in 10 states with approximately 6.9 million net rentable square feet of space and, in addition, will manage, for a fee, 36 commercial properties. A meeting of the Company's shareholders is scheduled for March 16, 1998. If the merger is approved at the March 16, 1998 meeting, it is expected to close shortly thereafter.


                       PUBLIC STORAGE PROPERTIES XI, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                                  Initial Cost             Costs
                                                                         Bldg., Land   subsequent to
    Date                                                                    Imp &       construction
  Completed           Description           Encumbrances       Land       Equipment    (Improvements)
-------------------------------------------------------------------------------------------------------
 Mini-warehouses:
    11/84     Branford / Owens Commerce          -             $551,000      $904,000          $93,000
    10/84     Houston / De Soto Dr               -              882,000     1,111,000          121,000
    10/84     Las Vegas / Charleston             -              543,000     1,065,000           99,000
    12/84     Colma / El Camino Real             -              675,000     1,406,000           79,000
    02/85     Pasadena /Arroyo Pkwy I            -            3,021,000     3,764,000          185,000
    10/84     Tempe / E Broadway                 -              346,000       916,000           60,000
    11/84     Las Vegas / Tropicana Ave          -              590,000     1,135,000           93,000
    11/84     Houston / East Freeway             -              394,000       970,000          152,000
    05/85     Phoenix / N 43rd Ave               -              193,000       969,000           86,000
    07/85     Phoenix / Black Canyon             -              201,000     1,025,000           98,000
    12/85     Nesconset / Southern Blvd          -              429,000     1,871,000          114,000
    02/86     Austin / Ben White Blvd            -              700,000       972,000           74,000
    07/85     Arlington / E Pioneer Pkwy         -              590,000     1,187,000          103,000

 Business Parks:

    04/85     Overland Park / I-435              -            1,172,000     2,671,000          827,000
    05/85     Phoenix / 43RD Ave                 -              493,000     1,658,000          197,000
    07/85     Phoenix / Black Canyon Hwy         -              236,000       610,000           55,000
    03/86     S. San Francisco / San             -            1,102,000     2,017,000          330,000
              Mateo
                                          ----------------------------------------------------------------
                                                 -          $12,118,000   $24,251,000       $2,766,000
                                          ================================================================

                       PUBLIC STORAGE PROPERTIES XI, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                           Life on Which
                                                                                                          Depreciation in
                                          Gross Carrying Amount At December 31, 1997                       Latest Income
    Date                                                Bldg., Land Imp                   Accumulated      Statements is
  Completed           Description             Land        & Equipment         Total       Depreciation        Computed
--------------------------------------------------------------------------------------------------------------------------
 Mini-warehouses:
    11/84     Branford / Owens Commerce        $551,000        $997,000     $1,548,000         ($505,000)    5-25 Years
    10/84     Houston / De Soto Dr              882,000       1,232,000      2,114,000          (624,000)    5-25 Years
    10/84     Las Vegas / Charleston            543,000       1,164,000      1,707,000          (609,000)    5-25 Years
    12/84     Colma / El Camino Real            675,000       1,485,000      2,160,000          (734,000)    5-25 Years
    02/85     Pasadena /Arroyo Pkwy I         3,021,000       3,949,000      6,970,000        (1,980,000)    5-25 Years
    10/84     Tempe / E Broadway                346,000         976,000      1,322,000          (513,000)    5-25 Years
    11/84     Las Vegas / Tropicana Ave         590,000       1,228,000      1,818,000          (629,000)    5-25 Years
    11/84     Houston / East Freeway            394,000       1,122,000      1,516,000          (559,000)    5-25 Years
    05/85     Phoenix / N 43rd Ave              193,000       1,055,000      1,248,000          (529,000)    5-25 Years
    07/85     Phoenix / Black Canyon            201,000       1,123,000      1,324,000          (537,000)    5-25 Years
    12/85     Nesconset / Southern Blvd         429,000       1,985,000      2,414,000          (914,000)    5-25 Years
    02/86     Austin / Ben White Blvd           700,000       1,046,000      1,746,000          (473,000)    5-25 Years
    07/85     Arlington / E Pioneer Pkwy        590,000       1,290,000      1,880,000          (629,000)    5-25 Years

 Business Parks:

    04/85     Overland Park / I-435           1,172,000       3,498,000      4,670,000        (1,730,000)    5-25 Years
    05/85     Phoenix / 43RD Ave                493,000       1,855,000      2,348,000          (823,000)    5-25 Years
    07/85     Phoenix / Black Canyon Hwy        236,000         665,000        901,000          (316,000)    5-25 Years
    03/86     S. San Francisco / San          1,102,000       2,347,000      3,449,000        (1,094,000)    5-25 Years
              Mateo
                                          ----------------------------------------------------------------
                                            $12,118,000     $27,017,000    $39,135,000      ($13,198,000)
                                          ================================================================

                                      F-12

                       PUBLIC STORAGE PROPERTIES XI, INC.
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)



(a) The following is a reconciliation of costs and related accumulated depreciation.

                              COSTS RECONCILIATION


                                                                            Years Ended December 31,
                                                           ----------------------------------------------------------
                                                                 1997                 1996                 1995
                                                           ----------------     ----------------     ----------------
Balance at the beginning of the period                     $     38,644,000     $     38,149,000     $     37,726,000



Additions during the period:

  Improvements                                                      491,000              507,000              472,000

Deductions during the period                                         -                   (12,000)             (49,000)
                                                           ----------------     ----------------     ----------------
Balance at the close of the period                         $     39,135,000     $     38,644,000     $     38,149,000
                                                           ================     ================     ================


                                        ACCUMULATED DEPRECIATION RECONCILIATION


                                                                            Years Ended December 31,
                                                           ----------------------------------------------------------
                                                                 1997                 1996                 1995
                                                           ----------------     ----------------     ----------------
Balance at the beginning of the period                     $     12,000,000     $     10,862,000     $      9,806,000

Additions during the period:

  Depreciation                                                    1,198,000            1,149,000            1,105,000

Deductions during the period                                         -                   (11,000)             (49,000)
                                                           ----------------     ----------------     ----------------
Balance at the close of the period                         $     13,198,000     $     12,000,000     $     10,862,000
                                                           ================     ================     ================

(b) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $26,885,000.

                       PUBLIC STORAGE PROPERTIES XI, INC.

                                  EXHIBIT INDEX
                                  (Item 14(c))

2.1 Amended and Restated Agreement and Plan of Reorganization among Registrant, American Office Park Properties, Inc. ("AOPP") and Public Storage, Inc. ("PSI") dated as of December 17, 1997. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

3.1       Amended   and   Restated   Articles  of   Incorporation.   Filed  with
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

3.2 Certificate of Amendment of Articles of Incorporation. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

3.3       Amended  and  Restated  Bylaws,  as amended.  Filed with  Registrant's
          Registration Statement No. 333-45405 and incorporated herein by reference.

10.1 Amended Management Agreement dated February 21, 1995 between Registrant and Public Storage Management, Inc. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.2 Amended Management Agreement dated February 21, 1995 between Registrant and Public Storage Commercial Properties Group, Inc. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.3 Amendment to Amended Management Agreement dated August 8, 1995 among Registrant, Public Storage Management, Inc. and Storage Equities, Inc. Filed with Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995 and incorporated herein by reference.

10.4 Amended Management Agreement between Storage Equities, Inc. and Public Storage Commercial Properties Group, Inc. dated as of February 21, 1995. Filed with PSI's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.5 Revolving Note and Loan Agreement between Registrant and The First National Bank of Boston dated December 29, 1995. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.6 Revolving Loan by PSI to American Office Park Properties, L.P. (the "Operating Partnership") dated as of December 16, 1997. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

*10.7 AOPP's 1997 Stock Option and Incentive Plan. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

10.8 Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership. Filed herewith.

10.9 Merger and Contribution Agreement dated as of December 23, 1997 among Acquiport Two Corporation, Acquiport Three Corporation, New York State Common Retirement Fund, the Operating Partnership, AOPP and AOPP Acquisition Corp. Three. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

10.10 Agreement Among Shareholders and Company dated as of December 23, 1997 among Acquiport Two Corporation, AOPP, the Operating Partnership and PSI. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

10.11 Amendment to Agreement Among Shareholders and Company dated as of January 21, 1998 among Acquiport Two Corporation, AOPP, the Operating Partnership and PSI. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

10.12 Non-Competition Agreement dated as of December 23, 1997 among PSI, AOPP, the Operating Partnership and Acquiport Two Corporation. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

**10.13 Employment Agreement between AOPP and Ronald L. Havner, Jr. dated as of December 23, 1997. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

**10.14 Employment Agreement between AOPP and Mary Jayne Howard dated as of December 23, 1997. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

10.15     Common  Stock  Purchase  Agreement  dated as of January 23, 1998 among
          AOPP and the  Investors  signatory  thereto.  Filed with  Registrant's
          Registration Statement No. 333-45405 and incorporated herein by reference.

10.16 Registration Rights Agreement dated as of January 30, 1998 among AOPP and the Investors signatory thereto. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

27        Financial Data Schedule. Filed herewith.

99        AOPP Pro Forma Consolidated Financial Statements. Filed herewith.

---------------
*         Compensatory benefit plan.

**        Management contract.