Form 10-Q
period 1998-03-31
PS BUSINESS PARKS INC/CA
filed 1998-05-15
CIK 866368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              -----------------  ----------------

Commission File Number 1-10709

                             PS BUSINESS PARKS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


          California                                    95-4300881
          ----------                                    ----------
(State or Other Jurisdiction                         I.R.S. Employer
      of Incorporation)                           Identification Number)


            701 Western Avenue, Glendale, California 91201-2397
            ---------------------------------------------------
            (Address of principal executive offices) (Zip Code)


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

Number of shares outstanding of each of the issuer's classes of common stock, as
--------------------------------------------------------------------------------
of May 7, 1998: Common Stock, $.01 par value, 18,609,850 shares outstanding
---------------------------------------------------------------------------

                             PS BUSINESS PARKS, INC.

                                      INDEX





                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed consolidated balance sheets at March 31, 1998
         and December 31, 1997                                                2

     Condensed consolidated statements of income for the three
         months ended March 31, 1998 and 1997                                 3

     Condensed consolidated statement of shareholder's equity for
         the three months ended March 31, 1998                                4

     Condensed consolidated statements of cash flows for the
         three months ended March 31, 1998 and 1997                         5-6

     Notes to condensed consolidated financial statements                  7-15


Item 2.  Management's discussion and analysis
         of financial condition and results of operations                16-21


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                          23

Item 4.  Submission of Matters to a Vote of Security Holders             23-24

Item 5.  Other Information                                               25-37

Item 6.  Exhibits and Reports on Form 8-K                                   38

                             PS BUSINESS PARKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          March 31,              December 31,
                                                                             1998                    1997
                                                                       ------------------      -----------------
                                                                         (unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents.............................                  $    11,259,000         $     3,884,000

Real estate facilities, at cost:
     Land.............................................                      122,784,000              91,754,000
     Buildings and equipment..........................                      301,042,000             226,466,000
                                                                       ------------------      -----------------
                                                                            423,826,000             318,220,000
     Accumulated depreciation.........................                       (6,133,000)             (3,982,000)
                                                                       ------------------      -----------------
                                                                            417,693,000             314,238,000

Intangible assets, net................................                        1,808,000               3,272,000
Other assets..........................................                        2,233,000               2,060,000
                                                                       ------------------      -----------------
              Total assets............................                  $   432,993,000         $   323,454,000
                                                                       ==================      =================



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accrued and other liabilities............................               $    10,069,000         $     8,331,000
Mortgage notes payable...................................                    14,526,000                       -
Note payable to affiliate................................                             -               3,500,000
                                                                       ------------------      -----------------
   Total liabilities.....................................                    24,595,000              11,831,000

Minority interest........................................                   140,904,000             168,665,000

Shareholders' equity:
   Preferred  Stock,  $0.10  par  value,  100,000,000
     shares authorized, none outstanding at March 31, 1998 and
     December 31, 1997...................................                             -                       -
   Common stock, $0.10 par value, 100,000,000 shares
     authorized 14,020,965 shares issued and outstanding
     at March 31, 1998 (7,728,309 shares issued and
     outstanding at December 31, 1997)...................                     1,402,000                 773,000
   Paid in capital.......................................                   266,237,000             142,581,000
   Cumulative net income.................................                     7,484,000               3,154,000
   Cumulative distributions..............................                    (7,629,000)             (3,550,000)
                                                                       ------------------      -----------------
         Total shareholders' equity......................                   267,494,000             142,958,000
                                                                       ------------------      -----------------
              Total liabilities and shareholders' equity.               $   432,993,000         $   323,454,000
                                                                       ==================      =================

                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                For the three months ended March 31,
                                                                                ------------------------------------
                                                                                     1998                 1997
                                                                                -----------------   ----------------
Revenues:
   Rental income........................................................        $    14,353,000      $     5,805,000
   Facility management fees primarily from affiliates...................                202,000              247,000
   Interest and other income............................................                233,000               29,000
                                                                                -----------------   ----------------
                                                                                     14,788,000            6,081,000
                                                                                -----------------   ----------------

Expenses:
  Cost of operations....................................................              4,627,000            2,493,000
  Cost of facility management...........................................                 25,000               60,000
  Depreciation and amortization.........................................              2,300,000              820,000
  General and administrative............................................                445,000              213,000
   Interest expense.....................................................                247,000                    -
                                                                                -----------------   ----------------
                                                                                      7,644,000            3,586,000
                                                                                -----------------   ----------------

Income before minority interest.........................................              7,144,000            2,495,000

  Minority interest in income...........................................             (2,814,000)          (1,813,000)
                                                                                -----------------   ----------------

Net income..............................................................        $     4,330,000      $       682,000
                                                                                =================   ================

Net income per share:
  Basic.................................................................        $         0.38       $         0.31
                                                                                =================   ================
  Diluted...............................................................        $         0.38       $         0.31
                                                                                =================   ================
Weighted average shares outstanding:
  Basic.................................................................             11,314,469            2,192,848
                                                                                =================   ================
  Diluted...............................................................             11,357,036            2,192,848
                                                                                =================   ================

                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the three months ended March 31, 1998
                                   (Unaudited)


                                                      Preferred Stock              Common Stock
                                                      ---------------              ------------


                                                    Shares       Amount        Shares        Amount       Paid-in Capital
                                                    ------       ------      -----------  -------------   ---------------

Balances at December 31, 1997.............             -     $       -       7,728,309    $   773,000    $  142,581,000

   Issuances of common stock:
       Conversion of OP Units.............             -             -       1,785,008        179,000        32,844,000
       Private offering, net of costs.....             -             -       2,185,189        219,000        47,381,000
       Exercise of stock options..........             -             -          39,021          3,000           648,000
       In connection with a business
         combination......................             -             -       2,283,438        228,000        46,582,000

   Net income.............................             -             -            -              -                 -

   Distributions ($0.347 per common share)
                                                       -             -            -              -                 -

   Adjustment to reflect minority
     interest to underlying ownership                  -             -            -              -           (3,799,000)
     interest.............................
                                                    ------       ------      -----------  -------------   ---------------

Balances at March 31, 1998................             -     $       -      14,020,965    $ 1,402,000    $  266,237,000
                                                    ======       ======      ===========  =============   ===============



                                                                                               Total
                                                        Cumulative        Cumulative       Shareholders'
                                                        Net Income       Distributions         Equity
                                                        ------------   ---------------     ---------------

Balances at December 31, 1997.............             $  3,154,000    $  (3,550,000)     $  142,958,000

   Issuances of common stock:
       Conversion of OP Units.............                        -                -          33,023,000
       Private offering, net of costs.....                        -                -          47,600,000
       Exercise of stock options..........                        -                -             651,000
       In connection with a business
         combination......................                        -                -          46,810,000

   Net income.............................                4,330,000                -           4,330,000

   Distributions ($0.347 per common share)
                                                                  -       (4,079,000)         (4,079,000)

   Adjustment to reflect minority
     interest to underlying ownership                             -                -          (3,799,000)
     interest.............................
                                                        ------------   ---------------     ---------------

Balances at March 31, 1998................             $  7,484,000    $  (7,629,000)     $  267,494,000
                                                        ============   ===============     ===============

                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       For the three months ended March 31,
                                                                       ------------------------------------
                                                                            1998                   1997
                                                                       -----------------   ----------------

Cash flows from operating activities:
   Net income.................................................        $    4,330,000         $      682,000
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization expense..................             2,300,000                820,000
       Minority interest in income............................             2,814,000              1,813,000
       Increase in other assets...............................              (521,000)               358,000
       Increase in accrued and other liabilities..............               371,000                388,000
                                                                       -----------------   ----------------
            Total adjustments.................................             4,964,000              3,379,000
                                                                       -----------------   ----------------

         Net cash provided by operating activities............             9,294,000              4,061,000
                                                                       -----------------   ----------------
       Cash flows from investing activities:
        Payment received from sellers for net property
          operating liabilities assumed.......................                     -              1,779,000
       Acquisition of real estate facilities..................           (38,754,000)                     -
       Acquisition cost of business combination...............              (424,000)                     -
       Capital improvements to real estate facilities.........              (857,000)              (582,000)
                                                                       -----------------   ----------------
         Net cash used in investing activities................           (40,035,000)             1,197,000
                                                                       -----------------   ----------------
Cash flows from financing activities:
       Repayment of note payable to affiliate.................            (3,500,000)                     -
       Increase in receivable from affiliate..................                     -               (308,000)
       Net proceeds from the issuance of common stock.........            48,251,000                 80,000
       Dividends paid to shareholders.........................            (4,079,000)                     -
       Distributions to minority interests....................            (2,556,000)                     -
                                                                       -----------------   ----------------
         Net cash provided by (used in) financing activities..            38,116,000               (228,000)
                                                                       -----------------   ----------------
Net increase in cash and cash equivalents.....................             7,375,000              5,030,000

Cash and cash equivalents at the beginning of the period......             3,884,000                919,000
                                                                       -----------------   ----------------
Cash and cash equivalents at the end of the period............        $   11,259,000         $    5,949,000
                                                                       =================   ================

                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       For the three months ended March 31,
                                                                       ------------------------------------
                                                                            1998                   1997
                                                                       -----------------   ----------------

Supplemental schedule of non cash investing and financial activities:

Acquisitions of real estate facilities in exchange for preferred stock, minority interests, and mortgage notes payable:
       Real estate facilities.................................      $     (16,680,000)         $(117,180,000)
       Other assets...........................................                800,000                      -
       Accrued and other liabilities..........................                149,000                      -
       Minority interest......................................              1,205,000             97,180,000
       Preferred stock........................................                      -                120,000
       Paid in capital .......................................                      -             19,880,000
       Mortgage notes payable.................................             14,526,000                      -

Business combination:
       Real estate facilities.................................            (48,000,000)                     -
       Other assets...........................................               (452,000)                     -
       Accrued and other liabilities..........................              1,218,000                      -
       Common stock...........................................                228,000                      -
       Paid in capital........................................             46,582,000                      -

Conversion of OP Units into shares of common stock:
       Minority interest......................................            (33,023,000)                     -
       Common stock...........................................                179,000                      -
       Additional paid in capital.............................             32,844,000                      -

Adjustment to reflect minority interest to underlying ownership interest:
       Minority interest......................................              3,799,000                      -
       Additional paid in capital.............................             (3,799,000)                     -

Exchange of preferred stock for common stock:
       Preferred stock........................................                      -               (210,000)
       Common stock...........................................                      -                210,000

Adjustment to acquisition cost (see Note 2):
       Real estate facilities.................................             (1,315,000)            (7,146,000)
       Accumulated depreciation...............................                      -               (820,000)
       Intangible assets......................................              1,315,000             (4,395,000)
       Paid in capital........................................                      -             12,361,000

                            See accompanying notes.
                                       6

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

     ORGANIZATION

     PS Business Parks, Inc. ("PSB"), a California corporation, is the successor to American Office Park Properties, Inc. ("AOPP") which merged with and into Public Storage Properties XI, Inc. ("PSP 11") on March 17, 1998 (the "Merger"). The name of the company was changed to "PS Business Parks, Inc." in connection with the Merger. See Note 3 for a description of the Merger and its terms.

     Based upon the terms of the Merger, the transaction for financial reporting and accounting purposes has been accounted for as a reverse acquisition whereby AOPP is deemed to have acquired PSP11. However, PSP11 is the continuing legal entity and registrant for both Securities and Exchange filing purposes and income tax reporting purposes. All subsequent references to PSB for periods prior to March 17, 1998 shall refer to AOPP.

     PSB was organized in California in 1986 as a wholly-owned subsidiary of Public Storage Management, Inc. ("PSMI"), a privately owned company of B. Wayne Hughes and his family (collectively "Hughes").

     On November 16, 1995, Public Storage, Inc. ("PSI") acquired PSMI in a business combination accounted for using the purchase method. In connection with the transaction, PSI exchanged its common stock for all of the non-voting participating preferred stock of PSB, representing a 95% economic interest, and Hughes purchased all the voting common stock of PSB, representing the remaining 5% economic interest. During December 1996, Ronald L. Havner, Jr. (then an executive officer of PSI) acquired all of Hughes' common stock in PSB.

     On January 2, 1997, in connection with the reorganization of the commercial property operations of PSI and affiliated entities, PSB formed a partnership (the "Operating Partnership") whereby PSB became the general partner. Concurrent with the formation of the Operating Partnership, PSI and affiliated entities contributed commercial properties to the Operating Partnership in exchange for limited partnership units ("OP Units"). In addition, PSI contributed commercial properties to PSB in exchange for shares of non-voting participating preferred stock, and such properties were immediately contributed by PSB along with its commercial property management operations and cash to the Operating Partnership for OP Units.

     Subject to certain limitations as described in Note 7, holders of OP Units, other than PSB, have the right to require PSB to redeem such holders' OP Units at any time or from time to time beginning on the date that is one year after the date on which such limited partner is admitted to the Operating Partnership.

     On March 31, 1997, PSI exchanged its non-voting participating preferred stock into common shares of PSB. As a result of the exchange, PSI owned a majority of the voting common stock and effectively gained control of PSB at that time.

     DESCRIPTION OF BUSINESS

     PSB is a fully-integrated, self-managed real estate investment trust ("REIT") that acquires, owns and operates commercial properties containing commercial and industrial rental space. From 1986 through 1996, PSB's sole business activity consisted of the management of commercial properties owned by PSI and affiliated entities.

     Commencing in 1997, PSB began to own and operate commercial properties for its own behalf. At March 31, 1998, PSB and the Operating Partnership collectively owned and operated 65 commercial properties (approximately 7.6 million net rentable square feet) located in 11 states. In addition, the Operating Partnership managed, on behalf of PSI and affiliated entities, 35 commercial properties (approximately 1.0 million net rentable square feet).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes of PSB for the year ended December 31, 1997 filed on Form 8-K/A dated April 17, 1998 (amending Form 8-K dated March 17, 1998).

     The condensed consolidated financial statements include the accounts of PSB and the Operating Partnership. PSB, as the sole general of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership.

     On March 31, 1997, PSB and PSI agreed to exchange the non-voting participating preferred stock held by PSI for 2,098,288 shares of voting common stock of PSB. After the exchange, PSI owned in excess of 95% of the outstanding common voting common stock of PSB and PSB accounted for the transaction as if PSI acquired PSB in a transaction accounted for as a purchase. Accordingly, PSB reflected PSI's cost of its investment in PSB in accordance with Accounting Principles Board Opinion No. 16. As a result of PSI attaining control of PSB, the carrying value of PSB's assets and liabilities were adjusted to reflect PSI's acquisition cost of its controlling interest in PSB of approximately $35 million. As a result, the carrying value of real estate facilities was increased approximately $8.0 million, intangible assets increased approximately $4.4 million and paid in capital increased approximately $12.4 million.

     STOCK SPLIT AND STOCK DIVIDEND:

     On January 1, 1997, the number of outstanding shares of preferred and common stock increased as a result of a 10 for 1 stock split. In March 1997, the preferred stock of PSB was converted into common stock on a share for share basis. In December 1997, PSB declared a common stock dividend at a rate of .01583 shares for each common share outstanding. Similarly, the Operating Partnership's outstanding OP Units were adjusted to reflect the stock dividend. No adjustment was made to the outstanding OP Units for the January 1997 stock split, as the issuance of OP Units during 1997 already reflected the stock split.

     On March 17, 1998, in connection with the merger, PSB's common shares were converted into 1.18 shares of PSP11. Similarly, holders of OP Units received an additional 0.18 OP Units for each outstanding OP Unit held at the time of the merger.

     References in the condensed consolidated financial statements and notes thereto with respect to shares of preferred stock, common stock, stock options, and OP Units and the related per share/per unit amounts have been retroactively adjusted to reflect the January 1997 stock split, the December 1997 stock dividend and the March 1998 conversion in connection with the Merger.

     CASH AND CASH EQUIVALENTS:

     PSB considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

     REAL ESTATE FACILITIES:

     Costs related to the improvements of properties are capitalized. Expenditures for repair and maintenance are charged to expense when incurred. After March 31, 1997, acquisition of facilities from PSI and entities controlled by PSI are recorded at the predecessor's basis until such time that PSB is not controlled by PSI. Buildings and equipment are depreciated on the straight line method over the estimated useful lives, which is generally 25 and 5 years, respectively.

     INTANGIBLE ASSETS:

     Intangible assets consist of property management contracts for properties managed, but not owned, by PSB. The intangible assets are being amortized over seven years. As properties managed are subsequently acquired by PSB, the unamortized basis of intangible assets related to such property is included in the cost of acquisition of such property. During April 1997, PSB acquired four properties from PSI and included in the cost of real estate facilities for such properties is $730,000 of cost previously classified as intangible assets. In connection with the Merger, PSB acquired 13 properties and included in the cost of such properties is $1,315,000 (which is net of accumulated amortization of $228,000) of costs previously classified as intangible assets. Intangible assets at March 31, 1998 are net of accumulated amortization of $314,000.

     EVALUATION OF ASSET IMPAIRMENT:

     In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires impairment losses to be recorded on long-lived assets. PSB evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based on discounting its estimated future cash flows. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. PSB adopted SFAS No. 121 in 1996 and the adoption had no effect. PSB's subsequent evaluations have indicated no impairment in the carrying amount of its assets.

     NOTE PAYABLE TO AFFILIATE:

     Note payable to affiliate at December 31, 1997 of $3,500,000 reflects amounts borrowed from PSI on that date. The note bore interest at 6.97% and was repaid on January 31, 1998.

     REVENUE AND EXPENSE RECOGNITION:

     All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable costs are incurred.

     Costs incurred in connection with leasing (primarily tenant improvements and leasing commissions) are capitalized and amortized over the lease period.

     Property management fees are recognized in the period earned.

     NET INCOME PER COMMON SHARE:

     In 1997, the FASB issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the calculation of "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share.

     "Diluted" shares include the dilutive effect of stock options, while "basic" shares exclude such effect. In addition, weighted average shares utilized in computing basic and diluted earnings per share includes the weighted average participating preferred shares, because such shares were allocated income (subject to certain preferences upon liquidation described below) on an equal per share basis with the common shares.

     INCOME TAXES:

     During 1997, PSB qualified and intends to continue to qualify as a real estate investment trust ("REIT"), as defined in Section 856 of the Internal Revenue Code. As a REIT, PSB is not taxed on that portion of its taxable income which is distributed to its shareholders provided that PSB meets certain tests. PSB believes it met these tests during 1997. In addition, PSP11 (the legal entity for income tax reporting purposes subsequent to the March 17, 1998 merger) believes it has also met the REIT tests during 1997 and for the three months ended March 31, 1998. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

     GENERAL AND ADMINISTRATIVE EXPENSE:

     General and administrative expense includes legal and office expense, state income taxes, executive salaries, cost of acquisition personnel and other such administrative items. Such amounts include amounts incurred by PSI on behalf of PSB, which were subsequently charged to PSB in accordance with the allocation methodology pursuant to the cost allocation and administrative services agreement between PSB and PSI.

     RECLASSIFICATIONS:

     Certain reclassifications have been made to the financial statements for 1997 in order to conform to the 1998 presentation.

3.   BUSINESS COMBINATION

     On March 17, 1998, AOPP merged into PSP11, a publicly traded real estate investment trust and an affiliate of PSI. Upon consummation of the Merger of AOPP into PSP11, the surviving corporation was renamed "PS Business Parks, Inc." (PSB as defined in Note 1). In connection with the Merger:

               * Each  outstanding  share of PSP11 common  stock,  which did not elect cash, continued to be owned by current holders. A total of 106,155 PSP11 common shares elected to receive cash of $20.50 per share.

               * Each  share of PSP11  common  stock  Series B and each share of
                 PSP11 common stock Series C converted into .8641 share of PSP11 common stock.

               * Each share of AOPP common stock  converted  into 1.18 shares of
                 PSP11 common stock.

               * Concurrent with the Merger,  PSP11 exchanged 11 mini-warehouses and two properties that combine mini-warehouse and commercial space for 11 commercial properties owned by PSI. The fair value of the real estate facilities owned by PSP11 was approximately $48 million.

     The Merger has been accounted for as a reverse merger whereby PSB is treated as the accounting acquirer using the purchase method. This has been determined based upon the following: (i) the former shareholders and unitholders of PSB owned in excess of 80% of the merged companies and (ii) the business focus post-Merger will continue to be that of PSB's which includes the acquisition, ownership and management of commercial properties. Prior to the Merger, PSP11's business focus has been primarily on the ownership and operation of its self-storage facilities which represented approximately 81% of its portfolio.

     Allocations of the total acquisition cost to the net assets acquired were made based upon the fair value of PSP11's assets and liabilities as of the date of the Merger. The acquisition cost and the fair market values of the assets acquired and liabilities assumed in the Merger are summarized as follows:

                 Acquisition cost:
                 Issuance of common stock.........            $46,810,000
                 Cash.............................                424,000
                                                              -----------
                     Total acquisition cost.......            $47,234,000
                                                              ===========

                 Allocation of acquisition cost:
                 Real estate facilities...........            $48,000,000
                 Other assets.....................                452,000
                 Accrued and other liabilities....             (1,218,000)
                                                              -----------
                     Total allocation.............            $47,234,000
                                                              ===========

     The historical operating results of PSP11 prior to the Merger have not been included in PSB's historical operating results. Pro forma data for the three months ended March 31, 1998 and 1997 as though the Merger had been effective at the beginning of fiscal 1997 are as follows:

                                                    Three months ended March 31,
                                                      1998              1997
                                                  -------------     ------------

       Revenues..............................     $  16,666,000     $  8,145,000
       Net income............................         5,115,000        1,410,000
       Net income per share - basic..........          $  0.39          $  0.32
       Net income per share - diluted........             0.39             0.32

     The pro forma data does not purport to be indicative either of the results of operations that would have occurred had the Merger occurred at the beginning of fiscal 1997 or future results of PSB.

4.   REAL ESTATE FACILITIES

     The activity in real estate facilities for the three months ended March 31, 1998 is as follows:

                                                                                  Accumulated
                                                   Land           Buildings       Depreciation           Total
                                               ------------     -------------    ----------------   ---------------

       Balances at December 31, 1997........   $ 91,754,000     $ 226,466,000    $    (3,982,000)   $   314,238,000
       Property acquisitions................     16,630,000        38,804,000                  -         55,434,000
       Acquired in connection with Merger...     14,400,000        33,600,000                  -         48,000,000
       Adjustment from intangible assets....              -         1,315,000                  -          1,315,000
       Capital improvements.................              -           857,000                  -            857,000
       Depreciation expense.................              -                 -         (2,151,000)        (2,151,000)
                                               ------------     -------------    ----------------   ---------------

       Balances at March 31, 1998...........   $122,784,000     $ 301,042,000    $    (6,133,000)   $   417,693,000
                                               ============     =============    ================   ===============


     On January 13, 1998, PSB purchased a commercial property from an unaffiliated third party for approximately $22,518,000, consisting of $22,325,000 cash (of which $500,000 was paid before December 31, 1997) and the issuance of 8,428 OP Units having a value of approximately $193,000.

     In March 1998, PSB purchased two commercial properties from unaffiliated third parties for an aggregate cost of approximately $32,916,000, composed of $17,377,000 cash (of which $300,000 was paid before December 31, 1997), the issuance of 44,250 OP units having a value of approximately $1,013,000, and the assumption of mortgage notes payable of $14,526,000.

5.    LEASING ACTIVITY

     Future minimum rental revenues under non-cancelable leases as of March 31, 1998 with tenants for the above real estate facilities are as follows:

             1998 (April - December)          $   42,761,000
             1999                                 41,079,000
             2000                                 27,079,000
             2001                                 15,762,000
             2002                                  9,047,000
             Thereafter                           10,118,000
                                              --------------
                                              $  145,846,000
                                              ==============

6.    MORTGAGE NOTES PAYABLE

     Mortgage notes at March 31, 1998 consist of the following:

     7-1/8 % mortgage note, secured by one commercial property,
          principal and interest payable monthly, due May 2006       $9,036,000

     8-1/8 % mortgage note, secured by one commercial property,
          principal and interest payable monthly, due July 2005       5,490,000
                                                                    -----------
                                                                    $14,526,000
                                                                    ===========

7.   MINORITY INTERESTS

     In consolidation, PSB classifies ownership interests in the Operating Partnership, other than its own, as minority interest on the consolidated financial statements. Minority interest in income consists of the minority interests' share of the consolidated operating results.

     Subject to certain limitations described below, each limited partner other than PSB has the right to require the redemption of such limited partner's partnership interests at any time or from time to time beginning on the date that is one year after the date on which such limited partner is admitted to the Operating Partnership.

     Unless PSB, as general partner, elects to assume and perform the Operating Partnership's obligation with respect to a redemption right, as described below, a limited partner that exercises its redemption right will receive cash from the Operating Partnership in an amount equal to the market value (as defined in the Operating Partnership Agreement) of the partnership interests redeemed. In lieu of the Operating Partnership redeeming the partner for cash, PSB, as general partner, has the right to elect to acquire the partnership interest directly from a limited partner exercising its redemption right, in exchange for cash in the amount specified above or by issuance of one share of PSB common stock for each unit of limited partnership interest redeemed.

     A limited partner cannot exercise its redemption right if delivery of shares of PSB common stock would be prohibited under the applicable articles of incorporation, if the general partner believes that there is a risk that delivery of shares of common stock would cause the general partner to no longer qualify as a REIT, would cause a violation of the applicable securities laws, or would result in the Operating Partnership no longer being treated as a partnership for federal income tax purposes.

     At March 31, 1998, there were 7,385,529 OP Units owned by minority interests (7,305,352 were owned by PSI and affiliated entities and 80,177 were owned by unaffiliated third parties). On a fully converted basis, assuming all 7,385,529 minority interest OP Units were converted into shares of common stock of PSB at March 31, 1998, the minority interests would own approximately 34.5% of the pro forma common shares outstanding. At the end of each reporting period, PSB determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon this pro forma ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to Additional paid in capital, to reflect the minority interests' equity.

8.   PROPERTY MANAGEMENT CONTRACTS

     The Operating Partnership manages industrial, office and retail facilities for PSI and entities affiliated with PSI, and third party owners. These facilities, all located in the United States, operate under the "Public Storage" or "PS Business Parks" name.

     The property management contracts provide for compensation of five percent of the gross revenue of the facilities managed. Under the supervision of the property owners, the Operating Partnership coordinates rental policies, rent collections, marketing activities, the purchase of equipment and supplies, maintenance activities, and the selection and engagement of vendors, suppliers and independent contractors. In addition, the Operating Partnership assists and advises the property owners in establishing policies for the hire, discharge and supervision of employees for the operation of these facilities, including property managers, leasing, billing and maintenance personnel.

     The property management contract with PSI is for a seven year term with the term being extended one year each anniversary. The property management contracts with affiliates of PSI are cancelable by either party upon sixty days notice.

9.   SHAREHOLDERS' EQUITY

     On January 7, 1998, a holder of OP Units exercised its option and converted its 1,785,008 OP Units into an equal number of shares of PSB common stock. The conversion resulted in an increase in shareholders' equity and a corresponding decrease in minority interest of approximately $33,023,000, representing the book value of the OP Units at the time of conversion.

     In  January  1998,   PSB  entered  into  an  agreement   with  a  group  of
     institutional investors under which PSB agreed to issue up to 6,744,074 shares of PSB common stock at $22.88 per share in cash (an aggregate of up to $155,000,000) in separate tranches. The first tranche, representing 2,185,189 shares or $50.0 million, was issued in January 1998. The Company incurred $2,400,000 in costs associated with the issuance. The remainder of the common shares (4,558,885 common shares) were issued on May 6, 1998 and the net proceeds ($105.0 million) were used to fund a portion of the cost to acquire commercial properties in May 1998.

     On March 31, 1998, PSB paid distributions to its common shareholders' totaling $4,079,000, or $0.347 per common share.

10.  LINE OF CREDIT WITH PSI

     PSB has entered into a line of credit agreement with PSI for borrowings up to $50,000,000 with an interest rate of the London Interbank Offered Rate ("LIBOR") plus 1.25%. The credit agreement expires on December 31, 1998. There were no amounts outstanding as of March 31, 1998. In addition, PSI has provided PSB with additional funds, at the same interest rate, which PSB required to acquire the property portfolio on May 4, 1998. At May 14, 1998, there was approximately $74.0 million outstanding on the lines of credit as a result of borrowings to fund a portion of the acquisition cost of properties acquired in May 1998.

11.  SUBSEQUENT EVENTS

     PROPERTY ACQUISITION

     On May 4, 1998, the Company purchased 14 properties (approximately 1.0 million rentable square feet) located in Beaverton, Oregon and 14 properties (approximately 1.3 million rentable square feet) located in the Dallas, Texas area. The properties were acquired from Principal Mutual Life Insurance Company, an insurance company, and its affiliated companies. The aggregate purchase price was approximately $190.5 million in cash. The acquisition contains approximately 2,265,000 rentable square feet and contains approximately 15 acres of land in the Beaverton market for future development. In addition, the Company contracted to purchase an additional property containing 56,000 square feet in Texas for approximately $5.7 million. The property is currently under construction and pre-leased.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

GENERAL: Private Securities Litigation Reform Act Safe Harbor Statement. In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such forward-looking statements are often identified by the words
"estimate," "project," "intend," "plan," "expect," "believe," or similar expressions. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from that indicated by the forward-looking statement. Such factors include, but are not limited to a change in economic conditions in the various markets served by the Company's operations which would adversely affect the level of demand for rental of commercial space and the cost structure of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


HISTORICAL OVERVIEW: PS Business Parks, Inc. ("PSB" or the "Company") is a self-managed, self-advised real estate investment trust that acquires, owns and operates commercial properties. The Company is the sole general partner of PS Business Parks, L.P. (the "Operating Partnership") through which the Company conducts most of its activities and owned, as of May 6, 1998, an approximate 66% partnership interest. Substantially all of the remaining partnership interest is owned by Public Storage, Inc. ("PSI") and its affiliates.

The commercial properties owned by the Company and the Operating Partnership generally include both business park (industrial/flex space) and office space. The industrial space is used for, among other things, light manufacturing and assembly, storage and warehousing, distribution and research and development activities. Most of the office space is occupied by tenants who are also renting industrial space. The commercial properties typically consist of one to ten one-story buildings located on three to 20 acres and contain from approximately 10,000 to 500,000 square feet of rentable space (more than 50,000 square feet in the case of the free-standing properties). A property is typically divided into units ranging in size from 500 to 10,000 square feet. Leases generally range from one to five years and some tenants have options to extend the original terms of their leases.

During 1997 and the first three months of fiscal 1998, the Company completed a number of business transactions which have had a significant impact to the Company's comparative operating results for the three months ended March 31, 1998 and 1997:


               * Merger:  PS Business  Parks,  Inc.  ("PSB") is the successor to
                 American Office Park Properties, Inc. ("AOPP") which merged with and into Public Storage Properties XI, Inc. ("PSP 11") on March 17, 1998 (the "Merger"). The name of the surviving company was changed to "PS Business Parks, Inc." in connection with the merger.

                 Based upon the terms of the Merger, the transaction for financial accounting purposes has been accounted for as a reverse acquisition whereby AOPP is deemed to have acquired PSP11. However, PSP11 is the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax reporting purposes. All subsequent references to "PSB" or the "Company" for periods prior to March 17, 1998 shall refer to AOPP.

                 In connection with the Merger, PSP11 exchanged eleven mini-warehouses and two properties that combine mini-warehouse and commercial space for eleven commercial properties owned by PSI. The fair value of the real estate facilities owned by PSP11 and the commercial facilities received by PSP11 was approximately $48 million. As a result of this transaction, PSB acquired 13 properties with a total of approximately 815,000 net rentable square feet.

               * PROPERTY  ACQUISITIONS:  Prior to January 2, 1997,  the Company
                 and its Operating Partnership did not have an ownership interest in any properties.

                 On January 2, 1997, the Company acquired 35 commercial properties (approximately 3.0 million net rentable square feet) from Public Storage, Inc. ("PSI") and affiliated entities in exchange for 1,198,680 shares of non-voting participating preferred stock and 5,824,383 units of the Operating Partnership ("OP Units").

                 On  April  1,  1997,  the  Company   acquired  four  commercial
                 properties from PSI (approximately 370,000 million net rentable square feet) in exchange for 1,480,968 OP Units.

                 On July 31, 1997, the Company acquired two commercial properties (approximately 435,000 net rentable square feet) from an unaffiliated third party for cash totaling $33,310,000.

                 On September 24, 1997, the Company acquired a commercial property (approximately 150,000 net rentable square feet) from an unaffiliated third party for an aggregate cost of $10,283,000 consisting of cash of $9,959,000 and the issuance of 14,384 OP Units.

                 On December 10, 1997, the Company purchased a commercial property (approximately 51,000 net rentable square feet) from an unaffiliated third party for $3,854,000, consisting of cash of $3,554,000 and the issuance of 13,111 OP Units.

                 On December 24, 1997, the Company acquired six commercial properties (approximately 2.0 million net rentable square feet) valued at $118,655,000 and $1,000,000 in cash from a subsidiary of a state pension plan through a merger and contribution. In connection with the transaction, the Company issued to the subsidiary of the state pension plan 3,504,758 common shares of the Company and 1,785,007 OP Units. The Company incurred approximately $3,300,000 in costs in connection with the transaction.

                 On January 13, 1998, the Company acquired a commercial property (approximately 308,000 net rentable square feet) for $22,518,000, consisting of cash of $22,325,000 and the issuance of 8,428 OP Units having a value of approximately $193,000.

                 In March 1998, the Company acquired two commercial properties (approximately 403,000 net rentable square feet) for an aggregate cost of $32,916,000, consisting of cash of $17,377,000, assumption of mortgage notes payable of $14,526,000 and the issuance of 44,250 OP Units having a value of approximately $1,013,000.

               * COMMON  STOCK  ISSUANCES  FOR  CASH:  In  connection  with  the
                 Company's July 1997 acquisition of properties, the Company issued 2,025,769 shares of common stock primarily to PSI for cash totaling $33,800,000.

                 In January 1998, the Company entered into an agreement with a group of institutional investors under which the Company agreed to issue up to 6,744,074 shares of common stock at $22.88 per share in separate tranches. The first tranche, representing 2,185,189 shares or $50.0 million was issued in January 1998. The remainder of the shares were issued on May 6, 1998 for $105.0 million.

               * EXCHANGE OF NON-VOTING PREFERRED STOCK FOR VOTING COMMON STOCK:
                 On March 31, 1997, PSI exchanged its non-voting common stock for voting common stock of the Company in a transaction accounted for as a purchase of PSB by PSI. As a result of PSI attaining a 95% ownership interest in PSB voting common stock, PSB reflected PSI's cost of its investment in PSB in accordance with Accounting Principles Board Opinion No. 16. As a result of PSI attaining control of PSB, the carrying value of PSB's assets and liabilities were adjusted to reflect PSI's acquisition cost of its controlling interest in PSB of approximately $35 million. As a result, the carrying value of real estate facilities was increased at March 31, 1997 by approximately $8.0 million, intangible assets increased by approximately $4.4 million and paid in capital increased by approximately $12.4 million.



RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997: Net income for the three months ended March 31, 1998 was $4,330,000 compared to $682,000 for the same period in 1997. Net income per common share on a diluted basis was $0.38 (based on weighted average diluted shares outstanding of 11,357,036) for the three months ended March 31, 1998 compared to net income per common share on a diluted basis of $0.31 (based on diluted weighted average shares outstanding of 2,192,848) for the three months ended March 31, 1997, representing an increase of 22.6%. The significant increase in net income and net income per share reflects the Company's significant growth in its asset base through the acquisition of commercial properties.

PROPERTY OPERATIONS: The Company's property operations account for more than 98% of the net operating income earned by the Company for the three months ended March 31, 1998. The following table presents the operating results of the properties for the three months ended March 31, 1998 and 1997:

                                                                                     Three months ended March 31,
                                                                            ---------------------------------------------
                                                                                 1998             1997          Change
                                                                            ----------------  --------------  -----------
      Rental income:
         Facilities owned throughout each period (35 facilities, 3.0
           million net rentable square feet)...........................      $    6,015,000    $5,805,000         3.6%
         Facilities acquired between March 31 and December 31, 1997
           (14 facilities, 3.0 million net rentable square feet).......           7,047,000             -       n/a
         Facilities acquired during the three months ended March 31,
           1998 (16 facilities, 1.6 million net rentable square feet)..           1,291,000             -       n/a
                                                                            ----------------  --------------  -----------
           Total rental income.........................................        $ 14,353,000    $5,805,000       147.3%
                                                                            ================  ==============  ===========

      Cost of operations (excluding depreciation):
        Facilities owned throughout each period........................      $    2,528,000    $2,493,000         1.4%
        Facilities acquired between March 31 and December 31, 1997.....           1,811,000             -       n/a
        Facilities acquired during the three months ended March 31,
           1998........................................................             288,000             -       n/a
                                                                            ----------------  --------------  -----------
           Total cost of operations....................................      $    4,627,000    $2,493,000        85.6%
                                                                            ================  ==============  ===========

      Net operating income (rental income less cost of operations):
         Facilities owned throughout each period.......................      $   3,487,000     $3,312,000         5.3%
         Facilities acquired between March 31 and December 31, 1997....          5,236,000              -       n/a
         Facilities acquired during the three months ended March 31,
         1998..........................................................          1,003,000              -       n/a
                                                                            ----------------  --------------  -----------
           Total net operating income..............................          $   9,726,000     $3,312,000       193.7%
                                                                            ================  ==============  ===========



                                                                                     Three months ended March 31,
                                                                            ---------------------------------------------
                                                                                 1998             1997          Change
                                                                            ----------------  --------------  -----------

         Other operating data: Facilities owned throughout each period:
            Annualized realized rent per occupied square foot.........          $8.50             $8.16          4.2%
            Weighted average occupancy for the period.................          94.6%             95.1%         (0.5%)


The results of operations for the 35 facilities operated in both periods was negatively impacted by one of the Company's commercial properties located in Culver City, California. Rental revenues for this property decreased by approximately $100,000 for the three months ended March 31, 1998 compared to the same period in 1997, primarily as a result of the following lease renewal. During the three months ended March 31, 1997, a tenant at this property was leasing space on a "hold-over" lease rate (a rental rate which was above long-term market rates for the area) on a month-to-month basis pending renewal of the lease. The lease was renewed during the second quarter of 1997 at a lower long-term lease rate. . Excluding the reduction in the Culver City revenues, revenues from facilities owned throughout each period would have increased $310,000 or 5.3%, net operating income would have increased $275,000 or 8.3% and annualized rent per square foot would have increased $0.48 or 5.9%. No other facility within this group had significant variances.

SUPPLEMENTAL PROPERTY DATA AND TRENDS: In order to evaluate how the Company's overall portfolio has performed, management analyzes the operating performance of a consistent group of 51 properties (4.2 million net rentable square feet). These 51 properties represent a mature group of properties which have been managed by the Company for at least three years and, as of March 31, 1998, were owned by the Company. The table below summarizes the historical operations of the 51 properties for the three months ended March 31, 1998 and 1997; however, the Company did not own all of the properties throughout the periods presented and therefore, such operations are not all reflected in the Company's historical operating results.

The following table summarizes the pre-depreciation historical operating results of these "Same Park" facilities:

                                                          Three months ended March 31,
                                                     ----------------------------------------
                                                        1998            1997          Change
                                                     --------------  -------------  ---------

    Rental income.................................    $9,390,000      $8,876,000        5.8%
    Cost of operations (1)........................     4,067,000       4,027,000        1.0%
                                                     --------------  -------------  ---------
      Net operating income........................    $5,323,000      $4,849,000        9.8%
                                                     ==============  =============  =========

        Gross Margin (2)..........................        56.7%           54.6%

    Annualized realized rent per occupied
      square foot (3).............................        $9.36           $8.83         6.0%

    Weighted average occupancy for the period.....        95.5%           95.7%        (0.2%)


-----------------------

(1) Assumes payment of a management fee equal to 5% of revenues on all facilities, including those facilities while owned by the Company for which no fee is paid.

(2) Gross margin is computed by dividing property net operating income by rental revenues.

(3) Realized rent per square foot represents the actual revenue earned per occupied square foot.

FACILITY MANAGEMENT OPERATIONS: The Company's facility management accounts for approximately 2% of the net operating income earned by the Company for the three months ended March 31, 1998 compared to approximately 5% of the net operating income earned by the Company for the three months ended March 31, 1997. During the three months ended March 31, 1998, $177,000 in net operating income was recognized from facility management operations compared to $187,000 for the same period in 1997. During the three months ended March 31, 1997, the Company managed 53 properties. As of March 31, 1998, the Company had acquired 17 of these 53 facilities previously managed. Accordingly, due to the acquisition of properties previously managed, the Company's facility management fees should continue to decrease in 1998 compared to 1997.

INTEREST AND OTHER INCOME: Interest and other income primarily reflects earnings on cash balances. Interest and other income was $233,000 for the three months ended March 31, 1998 as compared to $29,000 for the same period in 1997. The increase is attributable to increased average cash balances principally due to the Company's issuance of common stock to institutional investors in January 1998 and the timing of investing these funds in newly acquired real estate facilities.

DEPRECIATION AND AMORTIZATION EXPENSE: Depreciation and amortization expense for the three months ended March 31, 1998 was $2,300,000, as compared to $820,000 for the same period in 1997. The increase is due to the acquisition of real estate facilities in 1997 and 1998.

GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $445,000 for the three months ended March 31, 1998 compared to $213,000 for the three months ended March 31, 1997. The increase is due to the increased scope and acquisition activities of the Company. Management anticipates that upon the hiring of certain additional executive staff, and as the Company's asset and shareholder bases increase, general and administrative expense will increase.

INTEREST EXPENSE: Interest expense is attributable to amounts borrowed from PSI pursuant to its line of credit, as well as to interest expense on mortgage notes assumed in connection with the acquisition of real estate facilities in March 1998. There were no outstanding borrowings in the same period in 1997.

MINORITY INTEREST IN INCOME: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership which are not owned by the Company. Minority interest in income for the three months ended March 31, 1998 was $2,814,000 as compared to $1,813,000 for the same period in 1997. The increase in minority interest in income is due to improved operating results and the issuance of additional Operating Partnership units, primarily in connection with the acquisition of real estate facilities from PSI on April 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended March 31, 1998 and 1997 was $9,294,000 and 4,061,000, respectively. Management believes that its internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders and holders of Operating Partnership units for the foreseeable future.

The following table summarizes the Company's ability to make capital improvements to maintain its facilities through the use of cash provided by operating activities. The remaining cash flow is available to the Company to pay distributions to shareholders and acquire property interests.


                                                                          Three months ended March 31,
                                                                        --------------------------------
                                                                             1998               1997
                                                                        ----------------  --------------

Net income..........................................................     $  4,330,000       $   682,000
Depreciation and amortization.......................................        2,300,000           820,000
Change in working capital...........................................         (150,000)          746,000
Minority interest in income.........................................        2,814,000         1,813,000
                                                                        ----------------  --------------
Net cash provided by operating activities...........................        9,294,000         4,061,000
Capital improvements to maintain facilities.........................         (857,000)         (582,000)
                                                                        ----------------  --------------
Funds available for distributions to shareholders, minority
  interests, acquisitions and other corporate purposes..............        8,437,000         3,479,000
Cash distributions to shareholders and minority interests...........       (6,635,000)                -
                                                                        ----------------  --------------
Excess funds available for acquisitions and other corporate purposes     $  1,802,000       $ 3,479,000
                                                                        ================  ==============

The Company's capital structure is characterized by low level of leverage. As of March 31, 1998, the Company had two fixed rate mortgage notes payable totaling $14,526,000, which represented less than 4% of its total capitalization (including minority interests and debt).

The Company has entered into a line of credit agreement with PSI for borrowings up to $50 million which are available to fund operations and future acquisitions. The line of credit bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.25% and matures December 31, 1998. In addition, PSI has provided the Company with additional funds, at the same interest rate, which the Company required to acquire the property portfolio on May 4, 1998. At May 14, 1998, the Company had outstanding borrowings of $74 million on the lines of credit.

The Company expects to fund its growth strategies with cash on hand, internally generated retained cash flows and borrowings from its line of credit. The Company intends to repay amounts borrowed under the credit facility from undistributed cash flow or, as market conditions permit and as determined to be advantageous, from the public or private placement of equity securities.

In January 1998, the Company entered into an agreement with institutional investors whereby the Company agreed to issue up to 6,744,074 shares of its common stock for cash ($155 million) in separate tranches. The first tranche, representing 2,185,189 shares or $50.0 million, was issued in January 1998. The Company incurred $2,400,000 in costs associated with the issuance. The remainder of the common shares (4,558,885 common shares) were issued on May 6, 1998 and the net proceeds ($105.0 million) were used to fund a portion of the cost to acquire commercial properties in May 1998.

FUNDS FROM OPERATIONS: Funds from operations ("FFO") is defined by the Company as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), before depreciation, amortization and extraordinary or non-recurring items. FFO is presented because the Company considers FFO to be a useful measure of the operating performance of a REIT which, together with net income and cash flows, provides investors with a basis to evaluate the operating and cash flow performances of a REIT. FFO does not represent net income or cash flows from operations as defined by GAAP. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for cash flow or net income as a measure of liquidity or operating performance or ability to make acquisitions and capital improvements or ability to pay distributions or debt principal payments. Also, FFO as computed and disclosed by the Company may not be comparable to FFO computed and disclosed by other REITs.

Funds from operations for the Company is computed as follows:

                                                                          Three months ended March 31,
                                                                       -----------------------------------
                                                                             1998               1997
                                                                       -----------------  ----------------
Net income.........................................................     $   4,330,000      $     682,000
Minority interest in income........................................         2,814,000          1,813,000
Depreciation and amortization......................................         2,300,000            820,000
                                                                       -----------------  ----------------
  Subtotal.........................................................         9,444,000          3,315,000
FFO allocated to minority interests................................        (3,719,000)        (2,408,000)
                                                                       -----------------  ----------------
Funds from operations allocated to shareholders....................     $   5,725,000      $     907,000
                                                                       =================  ================


DISTRIBUTIONS: The Company has elected and intends to qualify as a REIT for federal income tax purposes. As a REIT, the Company must meet, among other tests, sources of income, share ownership and certain asset tests. In addition, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that at least 95% of its taxable income is so distributed to its shareholders prior to filing of its tax return.

On May 7, 1998, the Company declared a regular dividend of $0.25 per share payable on June 30, 1998 to shareholders of record on June 15, 1998. This reflects a decrease from $0.34 per common share which was paid to the previous shareholders of Public Storage Properties XI, Inc. The Board of Directors has established a distribution policy to maximize the retention of operating cash flow and only distribute the minimum amount required for the Company to maintain its tax status as a REIT.

SUBSEQUENT EVENTS

On May 4, 1998, the Company acquired 28 commercial properties (approximately 2.3 million net rentable square feet) and approximately 15 acres of vacant land for an aggregate cost of approximately $190.5 million in cash. The Company financed the acquisition with the remaining $105.0 million from its equity agreement with institutional investors, available cash balances, and borrowings from PSI on its line of credit.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

As a result of the conversion of the Registrant's common stock Series B and C into common stock Series A in connection with the merger of AOPP into the Registrant, the Registrant's common stock series A was reconstituted as common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant held an annual meeting of shareholders on March 16, 1998. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The annual meeting involved the following matters:

1. Approval of Amended and Restated Agreement and Plan of Reorganization among the Registrant, American Office Park Properties, Inc. and Public Storage, Inc. - this proposal was approved by more than 50% of the outstanding shares of common stock; less than 3% of such shares were voted against such proposal and less than 2% of such shares abstained with respect to such proposal.

2. Adoption of an amendment to the Registrant's articles of incorporation in the form of Appendix E-1 to the Registrant's Proxy Statement and Prospectus dated February 5, 1998 (the "Proxy Statement") to authorize additional shares of common stock and new preferred stock and equity stock (and eliminate references to the common stock series B and C and reclassify the common stock series A as common stock) - this proposal was approved by more than 50% of the outstanding shares of common stock; less than 3% of such shares were voted against such proposal and less than 2% of such shares abstained with respect to such proposal.

3.   Adoption of (i) amendments to the Registrant's articles of incorporation to
     (a) eliminate the Registrant's fixed term and (b) eliminate the provision allowing the Registrant's officers and directors to compete with the Registrant for investment opportunities and (ii) amendments to the Registrants' bylaws to (a) eliminate the requirement for shareholder approval for disposition of assets or issuance of securities, except as required by California law (b) allow transactions with affiliates if approved by the independent directors upon receipt of independent appraisals or fairness opinions, (c) modify the proposal for disposition of the Registrant's assets if the merger is approved, (d) eliminate the restrictions on the Registrant's investment objectives, (e) eliminate provisions that are inapplicable upon conversion of the common stock series B and C into common stock series A and (f) delete or modify certain definitions - this proposal was approved by more than 50% of the outstanding shares of common stock; less than 3% of such shares were voted against such proposal and less than 2% of such shares abstained with respect to such proposal.

4. Adoption of (i) amendments to the Registrant's articles of incorporation in the form of Appendix E-3 to the Proxy Statement to create certain ownership limitations with respect to all classes of the Registrant's capital stock and (ii) amendments to the Registrant's bylaws to eliminate the ownership limitation contained in the bylaws - this proposal was approved by more than 50% of the outstanding shares of common stock; less than 3% of such shares were voted against such proposal and less than 2% of such shares abstained with respect to such proposal.

5. Adoption of an amendment to the Registrant's bylaws in the form of Appendix E-4 to the Proxy Statement to change the authorized number of directors from a range of three to five to a range of five to nine, with the exact number of directors to be initially fixed at seven - this proposal was approved by more than 50% of the outstanding shares of common stock; less than 3% of such shares were voted against such proposal and less than 2% of such shares abstained with respect to such proposal.

6. Assumption and adoption of the American Office Park Properties, Inc. 1997 Stock Option and Incentive Plan in the form of Appendix F to the Proxy Statement - this proposal was approved by more than 50% of the outstanding shares of common stock; less than 4% of such shares were voted against such proposal and less than 2% of such shares abstained with respect to such shares.

7. Election of Directors - more than 50% of the shares of common stock were voted for each of the following persons, and less than 3% of such shares were withheld with respect to each of the following persons: Ronald L. Havner, Jr., Harvey Lenkin, Vern O. Curtis, Jack D. Steele, James H. Kropp, Arthur M. Friedman and Alan K. Pribble.

ITEM 5.  OTHER INFORMATION

BUSINESS:

GENERAL. The Company is a self-managed, self-advised real estate investment trust that acquires, owns and operates commercial properties. The Company is the sole general partner of PS Business Parks, L.P. (the "Operating Partnership") through which the Company conducts most of its activities and owned, as of May 6, 1998, an approximate 66% partnership interest. Substantially all of the remaining partnership interest is owned by Public Storage, Inc. ("PSI") and its affiliates.

In a March 1998 merger (the "Merger") with American Office Park Properties, Inc. ("AOPP"), the Company acquired the commercial property business previously operated by AOPP and was renamed "PS Business Parks, Inc." Concurrent with the Merger, the Company exchanged 11 mini-warehouses and 2 properties that combine mini-warehouse and commercial space for 11 commercial properties owned by PSI. In May 1998, the Company acquired from The Principal Mutual Life Insurance Company and certain of its affiliates, a portfolio consisting of 28 commercial properties (approximately 2,265,000 net rentable square feet) located in Oregon and Texas.

As of May 6, 1998, the Company and the Operating Partnership owned 93 commercial properties in 11 states containing approximately 9.9 million square feet of space. The Operating Partnership also manages 35 commercial properties (approximately 1.0 million square feet of space) in which it has no ownership interest.

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1997. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the net income that is distributed currently to its shareholders.

The commercial properties owned by the Company and the Operating Partnership generally include both business park (industrial/flex space) and office space. The industrial space is used for, among other things, light manufacturing and assembly, storage and warehousing, distribution and research and development activities. Most of the office space is occupied by tenants who are also renting industrial space. The commercial properties typically consist of one to ten one-story buildings located on three to 20 acres and contain from approximately 10,000 to 500,000 square feet of rentable space (more than 50,000 square feet in the case of the free-standing properties). A property is typically divided into units ranging in size from 500 to 10,000 square feet. Leases generally range from one to five years and some tenants have options to extend the original terms of their leases. The larger facilities have on-site management. Parking is open or covered, and the ratio of spaces to rentable square feet ranges from three to four per thousand square feet, depending upon the use of the property and its location. Office space generally requires a greater parking ratio than most industrial uses. The Company may acquire properties that do not have these characteristics.

The Company intends to continue to acquire commercial properties located throughout the United States. The Company's policy of acquiring commercial properties may be changed by its Board of Directors without shareholder approval. However, the Board of Directors has no intention to change this policy. Although the Company currently operates properties in 11 states, it may expand its operations to other states. Properties are acquired both for income and potential capital appreciation; there is no limitation on the amount that can be invested in any specific property. Although there is no limitation on mortgage debt, the Company has no current intention to incur significant debt (other than short-term borrowings from time to time (including from PSI) to fund acquisitions). The Company may acquire land on which it develops commercial properties, particularly land which is adjacent to existing commercial properties which the Company acquires. However, the Company has no current intention to engage in a significant amount of development.

OPERATING  PARTNERSHIP.  The  properties  in which  the  Company  has an  equity interest generally will be owned by the Operating Partnership. This structure enables the Company to acquire interests in additional properties in transactions that could defer the contributors' tax consequences. This structure also enabled PSI and its consolidated partnerships to contribute interests in their properties and to defer until a later date the tax liabilities that they otherwise would have incurred if they had received Common Stock.

As the general partner of the Operating Partnership, the Company has the exclusive power under the Operating Partnership Agreement to manage and conduct the business of the Operating Partnership. The Board of Directors will direct the affairs of the Operating Partnership by managing the Company's affairs. The Operating Partnership will be responsible for, and pay when due, its share of all administrative and operating expenses of the properties it owns.

The Company's interest in the Operating Partnership entitles it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to the Company's economic interest in the Operating Partnership (apart from tax allocations of profits and losses to take into account pre-contribution property appreciation or depreciation). Substantially all of the economic interest in the Operating Partnership which is not held by the Company is held by PSI and its consolidated partnerships as limited partners.

SUMMARY OF THE OPERATING PARTNERSHIP AGREEMENT. The following summary of the Operating Partnership Agreement is qualified in its entirety by reference to the Operating Partnership Agreement, which has been filed as an exhibit with the Securities and Exchange Commission.

ISSUANCE OF  ADDITIONAL  PARTNERSHIP  INTERESTS.  As the general  partner of the
Operating Partnership, the Company is authorized to cause the Operating Partnership from time to time to issue to partners of the Operating Partnership or to other persons additional partnership units in one or more classes, and in one or more series of any of such classes, with such designations, preferences and relative, participating, optional, or other special rights, powers and duties (which may be senior to the existing partnership units), as will be determined by the Company, in its sole and absolute discretion. No such additional partnership units, however, will be issued to the Company unless (i) the agreement to issue the additional partnership interests arises in connection with the issuance of shares of the Company, which shares have designations, preferences and other rights, such that the economic interests are substantially similar to the designations, preferences and other rights of the additional partnership units that would be issued to the Company and (ii) the Company agrees to make a capital contribution to the Operating Partnership in an amount equal to the proceeds raised in connection with the issuance of such shares of the Company.

CAPITAL CONTRIBUTIONS. No partner is required to make additional capital contributions to the Operating Partnership, except the Company as the general partner is required to contribute the net proceeds of the sale of equity interests in the Company to the Operating Partnership. A limited partner may be required to pay to the Operating Partnership any taxes paid by the Operating Partnership on behalf of that limited partner. No partner is required to pay to the Operating Partnership any deficit or negative balance which may exist in its capital account.

DISTRIBUTIONS. The Company, as general partner, is required to distribute at least quarterly the "available cash" (as defined in the Operating Partnership Agreement) generated by the Operating Partnership for such quarter. Distributions are to be made (i) first, with respect to any class of partnership interests having a preference over other classes of partnership interests; and
(ii) second, in accordance with the partners' respective percentage interests on the "partnership record date" (as defined in the Operating Partnership Agreement). Commencing in 1998, the Operating Partnership's policy is to make distributions per unit that are equal to the per share distributions made by the Company with respect to its Common Stock, and in any case the per unit and per share distributions will be equal during partnership years 1998, 1999 and 2000.

REDEMPTION OF PARTNERSHIP INTERESTS. Subject to certain limitations described below, each limited partner other than the Company has the right to require the redemption of such limited partner's unit. This right may be exercised on at least 10 days notice at any time or from time to time, beginning on the date that is one year after the date on which such limited partner is admitted to the Operating Partnership (unless otherwise contractually agreed by the general partner).

Unless the Company, as general partner, elects to assume and perform the Operating Partnership's obligation with respect to a redemption right, as described below, a limited partner that exercises its redemption right will receive cash from the Operating Partnership in an amount equal to the "redemption amount" (as defined in the Operating Partnership Agreement generally to reflect the average trading price of the Common Stock of the Company over a specified ten day period) for the units redeemed. In lieu of the Operating Partnership redeeming the partner for cash, the Company, as the general partner, has the right to elect to acquire the units directly from a limited partner exercising its redemption right, in exchange for cash in the amount specified above as the "redemption amount" or by issuance of the "shares amount" (as defined in the Operating Partnership Agreement generally to mean the issuance of one share of the Company Common Stock for each unit of limited partnership interest redeemed).

A limited partner cannot exercise its redemption right if delivery of shares of Common Stock would be prohibited under the applicable articles of incorporation or if the general partner believes that there is a risk that delivery of shares of Common Stock would cause the general partner to no longer qualify as a REIT, would cause a violation of the applicable securities or certain antitrust laws, or would result in the Operating Partnership no longer being treated as a partnership for federal income tax purposes.

MANAGEMENT. The Operating Partnership is organized as a California limited partnership. The Company, as the sole general partner of the Operating Partnership has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership, except as provided in the Operating Partnership Agreement and by applicable law. The limited partners of the Operating Partnership have no authority to transact business for, or participate in the management activities or decisions of, the Operating Partnership except as provided in the Operating Partnership Agreement and as permitted by applicable law. However, the consent of the limited partners holding a majority of the interests of the limited partners (including limited partnership interests held by the Company) generally will be required to amend the Operating Partnership Agreement. Further, the Operating Partnership Agreement cannot be amended without the consent of each partner adversely affected if, among other things, the amendment would alter the partner's rights to distributions from the Operating Partnership (except as specifically permitted in the Operating Partnership Agreement), alter the redemption right, or impose on the limited partners an obligations to make additional capital contributions. The consent of all limited partners will be required to (i) take any action that would make it impossible to carry on the ordinary business of the Operating Partnership, except as otherwise provided in the Operating Partnership Agreement; or (ii) possess Operating Partnership property, or assign any rights in specific Operating Partnership property, for other than an Operating Partnership purpose except as otherwise provided in the Operating
Partnership Agreement. In addition, without the consent of any adversely affected limited partner, the general partner may not perform any act that would subject a limited partner to liability as a general partner in any jurisdiction or any other liability except as provided in the Operating Partnership Agreement or under California law.

EXTRAORDINARY TRANSACTIONS. The Operating Partnership Agreement provides that the Company may not engage in any business combination, defined to mean any merger, consolidation or other combination with or into another person or sale of all or substantially all of its assets, any reclassification, any recapitalization (other than certain stock splits or stock dividends) or change of outstanding shares of common stock, unless (i) the limited partners of the Operating Partnership will receive, or have the opportunity to receive, the same proportionate consideration per unit in the transaction as shareholders of the Company (without regard to tax considerations); or (ii) limited partners of the Operating Partnership (other than the general partner) holding at least 60% of the interests in the Operating Partnership held by limited partners (other than the general partner) vote to approve the business combination. In addition, the Company, as general partner of the Operating Partnership, has agreed in the Operating Partnership Agreement with the limited partners of the Operating Partnership that it will not consummate a business combination in which the Company conducted a vote of shareholders unless the matter is also submitted to a vote of the partners. The foregoing provision of the Operating Partnership

Agreement would under no circumstances enable or require the Company to engage in a business combination which required the approval of shareholders if the shareholders of the Company did not in fact give the requisite approval. Rather, if the shareholders did approve a business combination, the Company would not consummate the transaction unless the Company as general partner first conducts a vote of partners of the Operating Partnership on the matter. For purposes of the Operating Partnership vote, the Company shall be deemed to vote its partnership interest in the same proportion as the shareholders of the Company voted on the matter (disregarding shareholders who do not vote). The Operating Partnership vote will be deemed approved if the votes recorded are such that if the Operating Partnership vote had been a vote of shareholders, the business combination would have been approved by the shareholders. As a result of these provisions of the Operating Partnership, a third party may be inhibited from making an acquisition proposal that it would otherwise make, or the Company, despite having the requisite authority under its articles of incorporation, may not be authorized to engage in a proposed business combination.

TAX PROTECTION PROVISIONS. The Operating Partnership Agreement provides that, until 2007, the Operating Partnership may not sell any of 13 designated properties in a transaction that will produce taxable gain for the contributing partner without the prior written consent of PSI. The Operating Partnership is not required to obtain PSI's consent if PSI and its affiliated partnerships do not continue to hold at the time of the sale at least 30% of their original interest in the Operating Partnership. Since PSI's consent is required only in connection with a taxable sale of one of the 13 designated properties, the Operating Partnership will not be required to obtain PSI's consent in connection with a "like-kind" exchange or other nontaxable transaction involving one of these properties.

INDEMNIFICATION. The Operating Partnership Agreement provides that the Company and its officers and directors will be indemnified and held harmless by the Operating Partnership for any act performed for, or on behalf of, the Operating Partnership, or in furtherance of the Operating Partnership's business unless it is established that (i) the act or omission of the indemnified person was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (ii) the indemnified person actually received an improper personal benefit in money, property or services; or (iii) in the case of any criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. The termination of any proceeding by judgment, order or settlement does not create a presumption that the indemnified person did not meet the requisite standard of conduct set forth above. The termination of any proceeding by conviction or upon a plea of nolo contendere or its equivalent, or an entry of an order of probation prior to judgment, creates a rebuttable presumption that the indemnified person did not meet the requisite standard of conduct set forth above. Any indemnification so made shall be made only out of the assets of the Operating Partnership.

DUTIES AND CONFLICTS. The Operating Partnership Agreement allows the Company to operate the Operating Partnership in a manner that will enable the Company to satisfy the requirements for being classified as a REIT. The Company intends to conduct all of its business activities, including all activities pertaining to the acquisition, management and operation of properties, through the Operating Partnership. However, the Company may own, directly or through subsidiaries, interest in Operating Partnership properties that do not exceed 1% of the economic interest of any property, and if appropriate for regulatory, tax, or other purposes, the Company also may own, directly or through subsidiaries, interests in assets that the Operating partnership otherwise could acquire, if the Company grants to the Operating Partnership the option to acquire the assets within a period not to exceed three years in exchange for the number of partnership units that would be issued if the Operating Partnership had acquired the assets at the time of acquisition by the Company.

TERM. The Operating Partnership will continue in full force and effect until December 31, 2096 or until sooner dissolved upon the withdrawal of the general partner (unless the limited partners elect to continue the Operating Partnership), or by the election of the general partner (with the consent of the holders of a majority of the partnerships interests if such vote is held before January 1, 2056), in connection with a merger, by the sale or other disposition of all or substantially all of the assets of the Operating Partnership, or by judicial decree.

COST ALLOCATION AND ADMINISTRATIVE SERVICES. Pursuant to a cost sharing and administrative services agreement, PSCC, Inc. has been formed to serve as a cooperative cost allocation and administrative services clearing house that performs centralized administrative services for the Company, PSI and other property  owners  affiliated  with PSI.  These services  include  accounting and finance, employee relations, management information systems, legal, office services, marketing, administration and property management training. In addition, to take advantage of economies of scale, PSCC purchases many supplies and services for the benefit of multiple property owners and allocates the costs of these supplies and services to the benefited property owners and employs and administers the payroll for employees required for the operation of the properties and the ownership entities. As to the Company, this agreement is not terminable for five years. The Company has no intention to terminate this agreement. The capital stock of PSCC is owned by the Company, PSI and certain other property owners. Since the Company owns less than 10% of the capital stock of PSCC, the Company does not control the operations and activities of PSCC. Under this agreement, PSCC allocates costs to the Company in accordance with a methodology that is intended to fairly allocate charges among participating entities.

COMMON OFFICERS AND DIRECTORS. Harvey Lenkin, the president of PSI, is a director of both the Company and PSI. Ronald L. Havner, Jr., the chairman and chief executive officer of the Company, was a senior vice president and chief financial officer of PSI until December 1996 and is currently an employee of PSI. Mary Jayne Howard, the executive vice president of the Company, was a senior vice president of PSI until December 1996. John Reyes, Obren B. Gerich, David Goldberg, Sarah Hass, A. Timothy Scott and David P. Singelyn, executive officers of PSI, are vice presidents of the Company. The Company intends to engage additional executive personnel who will render services exclusively for the Company. However, it is expected that officers of PSI will continue to render services for the Company as requested.

MANAGEMENT AGREEMENT. The Company continues to manage commercial properties owned by PSI and affiliates, which are generally adjacent to mini-warehouses, for a fee of 5% of the gross revenues of such properties.

PROPERTIES

The following table contains information as of May 6, 1998 about properties owned by the Company and the Operating Partnership.

                                                     Rentable Square Footage
                                        ----------------------------------------------------

                                                                                                Occupancy at
                   City                 Business Park            Office             Total         March 31, 1998
     -------------------------------    -------------          ----------         ----------    ----------------

      ARKANSAS
      Little Rock                              91,100                  -            91,100             95%
                                        -------------          ----------         ----------    ----------------
                                   1           91,100                  -            91,100             95%
                                        -------------          ----------         ----------    ----------------

      ARIZONA
      Tempe                                    22,900                  -            22,900             98%
      Tempe                                   199,800                  -           199,800             99%
      Mesa                                     78,000                  -            78,000            100%
      Tempe                                    68,600                  -            68,600             99%
                                        -------------          ----------         ----------    ----------------
                                   4          369,300                  -           369,300             99%
                                        -------------          ----------         ----------    ----------------

      NORTHERN CALIFORNIA
      San Ramon                                     -             27,500            27,500             86%
      So. San Francisco                        41,400                  -            41,400             98%
      So. San Francisco                        52,300                  -            52,300            100%
      San Jose                                173,200                  -           173,200            100%
      Sacramento                              153,500                  -           153,500             92%
      San Ramon                                24,600                  -            24,600             86%
                                        -------------          ----------         ----------    ----------------
                                   6          445,000             27,500           472,500             95%
                                        -------------          ----------         ----------    ----------------

      SOUTHERN CALIFORNIA
      Torrance                                115,200                  -           115,200             96%
      Monterey Park                           199,100                  -           199,100             95%
      Monterey                                      -             12,000            12,000             96%
      Cerritos                                      -             31,300            31,300             81%
      San Diego                               107,600                  -           107,600             99%
      Torrance                                 32,000                  -            32,000             80%
      Signal Hill                              69,800                  -            69,800             95%
      Lakewood                                      -             56,900            56,900            100%
      San Diego                                     -             75,300            75,300             94%
      Culver City                             145,400                  -           145,400             88%
      Signal Hill                             108,400                  -           108,400            100%
      Carson                                   77,600                  -            77,600             95%
      Studio City                              22,100                  -            22,100            100%
      Buena Park                              317,300                  -           317,300             61%
      Cerritos                                394,600                  -           394,600             93%
      Hayward                                 406,700                  -           406,700             98%
      Lake Forest                             296,600                  -           296,600             91%
      Laguna Hills                            513,100                  -           513,100             91%
      Laguna Hills                            100,800                  -           100,800             91%



                                                     Rentable Square Footage
                                        ----------------------------------------------------

                                                                                                Occupancy at
                   City                 Business Park            Office             Total         March 31, 1998
     -------------------------------    -------------          ----------         ----------    ----------------

      San Diego                                74,500                  -            74,500             92%
      San Diego                                89,600                  -            89,600             92%
      San Diego                               117,800                  -           117,800             71%
      San Diego                                57,000                  -            57,000             86%
      San Diego                                83,000                  -            83,000             86%
                                        -------------          ----------         ----------    ----------------
                                  24        3,328,200            175,500         3,503,700             90%
                                        -------------          ----------         ----------    ----------------
      KANSAS
      Overland Park                            61,800                  -            61,800             98%
                                        -------------          ----------         ----------    ----------------
                                   1           61,800                  -            61,800             98%
                                        -------------          ----------         ----------    ----------------
      MARYLAND
      Gaithersburg                             29,000                  -            29,000             94%
      Largo                                   149,900                  -           149,900            100%
      Beltsville                              307,800                  -           307,800            100%
      Landover                                      -            254,200           254,200             94%
      Baltimore (1)                                 -            240,900           240,900             91%
                                        -------------          ----------         ----------    ----------------
                                   5          486,700            495,100           981,800             96%
                                        -------------          ----------         ----------    ----------------
      OKLAHOMA
      Broken Arrow                             87,900                  -            87,900             91%
      Tulsa                                    56,600                  -            56,600             93%
                                        -------------          ----------         ----------    ----------------
                                   2          144,500                  -           144,500             92%
                                        -------------          ----------         ----------    ----------------
      OREGON
      Beaverton (2)                           115,800                  -           115,800            100%
      Beaverton (2)                            33,000                  -            33,000            100%
      Beaverton (2)                            20,200                  -            20,200            100%
      Beaverton (2)                            54,400                  -            54,400            100%
      Beaverton (2)                            54,200                  -            54,200            100%
      Beaverton (2)                                 -             45,800            45,800             98%
      Beaverton (2)                            75,200                  -            75,200            100%
      Beaverton (2)                           117,900                  -           117,900            100%
      Beaverton (2)                            35,900                  -            35,900             94%
      Beaverton (2)                           131,000                  -           131,000            100%
      Beaverton (2)                            43,000                  -            43,000             83%
      Beaverton (2)                            54,300                  -            54,300            100%
      Beaverton (2)                            85,900                  -            85,900            100%
      Beaverton (2)                            94,100                  -            94,100            100%
      Milwaukee                                61,400                  -            61,400             99%
      Milwaukee                                40,200                  -            40,176             99%
                                        -------------          ----------         ----------    ----------------
                                  16        1,056,500             45,800         1,102,300             99%
                                        -------------          ----------         ----------    ----------------
      TENNESSEE
      Nashville                                76,600                  -            76,600             91%
      Nashville                                61,400                  -            61,400             97%
                                        -------------          ----------         ----------    ----------------
                                   2          138,000                  -           138,000             94%
                                        -------------          ----------         ----------    ----------------


                                                     Rentable Square Footage
                                        ----------------------------------------------------

                                                                                                Occupancy at
                   City                 Business Park            Office             Total         March 31, 1998
     -------------------------------    -------------          ----------         ----------    ----------------

      TEXAS
      Pasadena (2)                            154,000                  -           154,000            100%
      Richardson (2)                          116,800                  -           116,800             88%
      Plano (2)                               184,800                  -           184,800            100%
      Dallas (2)                              193,300                  -           193,300             85%
      Dallas (2)                               44,600                  -            44,600             81%
      Irving (2)                               35,000                  -            35,000            100%
      Irving (2)                               56,300                  -            56,300            100%
      Irving (2)                               43,300                  -            43,300             99%
      Irving (2)                               22,100                  -            22,100            100%
      Irving (2)                              231,200                  -           231,200            100%
      Irving (2)                               69,900                  -            69,900            100%
      Irving (2)                               33,500                  -            33,500            100%
      Irving (2)                               82,600                  -            82,600            100%
      Irving (2)                               49,000                  -            49,000            100%
      Irving (2)                              102,200                  -           102,200            100%
      Austin                                  199,800                  -           199,800             89%
      Houston                                       -            130,600           130,600             98%
      San Antonio                                   -            155,800           155,800             85%
      San Antonio                                   -             43,400            43,400             93%
      Mesquite                                 56,500                  -            56,500             92%
      Garland                                  36,500                  -            36,400             96%
      Missouri City                            66,000                  -            66,000            100%
                                        -------------          ----------         ----------    ----------------
                                  23        1,177,400            329,800         2,107,200             95%
                                        -------------          ----------         ----------    ----------------
      VIRGINIA
      Alexandria                               94,900                  -            94,900             97%
      Woodbridge                              113,600                  -           113,600             96%
      Sterling                                 51,000                  -            51,000             96%
      Sterling                                148,500                  -           148,500            100%
      Herndon                                 193,600                  -           193,600             99%
      Alexandria                               53,700                  -            53,700             71%
      Alexandria                               59,800                  -            59,800             71%
      Springfield                              90,400                  -            90,400             86%
      Springfield                              59,800                  -            59,800             86%
                                        -------------          ----------         ----------    ----------------
                                   9          865,300                  -           865,300             93%
                                        -------------          ----------         ----------    ----------------
      WASHINGTON
      Renton                                   27,900                  -            27,900             92%
                                        -------------          ----------         ----------    ----------------
                                   1           27,900                  -            27,900             92%
                                        -------------          ----------         ----------    ----------------

      Totals - 11 states         93         8,791,700          1,073,700         9,865,400             93%
                                        =============          ==========         ==========    ================

(1)      Property is subject to a ground lease.
(2)      Property acquired May 1998.

As of May 6, each of these properties is generating sufficient revenues to cover its current operating expenses. Only two of the properties are subject to any material mortgage, lien, or any encumbrance other than liens for taxes and assessments not due or payable, utility easements or other immaterial liens or encumbrances. The two properties are encumbered by mortgages in the aggregate amount of approximately $14,500,000 bearing interest at rates ranging from 71/8% to 81/8% per year and maturing between 2005 and 2006. The carrying value of these two properties is approximately $32.9 million at March 31, 1998

Each of these properties will continue to be used for its current purpose and, in the Company's opinion, are adequately covered by insurance. Competition exists in the market areas in which these properties are located, barriers to entry are relatively low for competitors with the necessary capital and the Company will be competing for properties and tenants with entities that have greater financial resources than the Company. However, the Company believes that the current overall demand for commercial space is strong.

As of May 6, 1998, none of these properties has a book value of more than 10% of the Company's current total assets or accounts for more than 10% of its current aggregate gross revenues. As of May 6, 1998, 85 (6 of which render services part time) persons rendered services on behalf of the Company.

For the properties that the Company owned as of May 6, 1998, approximately 28%, 20% and 19% of the leases in place as of January 1, 1998 expire in the years 1998, 1999 and 2000, respectively.

In order to evaluate the ongoing performance of its properties, the Company analyzes the operating performance of a consistent group of properties representing 51 properties in which the Company currently has an equity interest (the "Same Park" facilities) and which have been managed by the Operating Partnership or its predecessor for at least the past three years. The following table reflects information on the "Same Park" facilities:

                                                                                              Three months ended
                                                        Years ended December 31,                    March 31,
                                                   ------------------------------------    -------------------------
                                                    1995          1996          1997          1997          1998
                                                   -----------  -----------  ----------    ------------  -----------
Weighted average occupancy level............          95.1%        95.8%         95.8%         95.7%         95.5%
Realized  annualized  rent per occupied  square
   foot (1).................................          $8.45        $8.66         $9.13         $8.83         $9.36


(1) Realized annualized rent per occupied square foot represents the actual annualized revenue earned per occupied square foot.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The following table sets forth information as of the dates indicated with respect to the persons known to the Registrant to be the beneficial owners of more than 5% of the outstanding shares of the Registrant's Common Stock:

Shares of Common Stock Beneficially Owned

                          Name and Address                            Number of Shares               Percent
Public Storage, Inc. ("PSI"),                                           4,914,428                     26.4%
  PS Texas Holdings, Ltd.,
  PS GPT Properties, Inc.
701 Western Avenue
Glendale, California 91201-2397(1)

Acquiport Two Corporation                                               5,289,765                     28.4%
c/o Heitman Capital Management
  Corporation
180 North LaSalle Street
Chicago, Illinois 60601,
New York State Common Retirement Fund
633 Third Avenue, 31st Floor
New York, New York 10017-6754(2)

State of Michigan Retirement Systems                                    1,311,111                      7.0%
430 West Allegan
Lansing, Michigan 48901(3)

Cohen & Steers Capital
  Management, Inc.                                                      1,311,111                      7.0%
757 Third Avenue
New York, New York 10017(3)(4)

Morgan Stanley Asset Management                                         1,092,593                      5.9%
1221 Avenue of the Americas
New York, New York 10020(3)(4)

---------------
(1) This information is as of May 7, 1998. The reporting persons listed above have filed a joint Schedule 13D, amended as of March 17, 1998. The 4,914,428 shares of Common Stock beneficially owned by the reporting persons include (i) 4,533,367 shares as to which PSI has sole voting and dispositive power, (ii) 114,355 shares which PSI has an option to acquire (together with other securities) from B. Wayne Hughes as trustee of the B.W. Hughes Living Trust and as to which PSI has sole voting power (pursuant to an irrevocable proxy) and no dispositive power and (iii) 266,706 shares held of record by PS Texas Holdings, Ltd., a Texas limited partnership, as to which (a) PS GPT Properties, Inc., the sole general partner of PS Texas Holdings, Ltd. and a wholly-owned subsidiary of PSI, and (b) PSI, share voting and dispositive power.

The 4,914,428 shares of Common Stock in the above table does not include 7,305,355 units of limited partnership interest in the Operating Partnership ("Units") held by PSI and affiliated partnerships which (pursuant to the terms of the Operating Partnership Agreement") are redeemable for cash, or at the Registrant's election, for shares of the Registrant's Common Stock on a one-for-one basis. Upon conversion of such Units to Common Stock, PSI and its affiliated partnerships would own 47.2% of the Common Stock.

(2) This information is as of March 17, 1998 and is based on a joint Schedule 13D dated March 17, 1998 filed by the reporting persons listed above (except that the percent shown in the table is based on the shares of Common Stock outstanding at May 7, 1998). The 5,289,765 shares of Common Stock beneficially owned by the reporting persons are held of record by Acquiport Two Corporation. New York State Common Retirement Fund, as the sole stockholder of Acquiport Two Corporation, shares voting and dispositive power with respect to the 5,289,765 shares.

(3) This information is as of May 7, 1998. To the Registrant's best knowledge, the persons listed as beneficial owners of the shares have sole voting and investment power with respect to such shares.

(4) All shares of Common Stock held as agent for and for the benefit of certain of such holder's clients.

SECURITY OWNERSHIP OF MANAGEMENT
The following table sets forth information as of May 7, 1998 concerning the beneficial ownership of the Registrant's Common Stock of each director of the Registrant, B. Wayne Hughes (who was the Registrant's chief executive officer on December 31, 1997) and all directors and executive officers as a group:

                                                                Shares of Common Stock:
                                                                 Beneficially Owned (1)
                                                             Shares Subject to Options (2)
                                                        ------------------------------------------
                                                          Number of Shares
Name                                                                               Percent

Ronald L. Havner, Jr.                                   71,448(1)(3)                        0.4%
                                                        25,945(2)                           0.1%
                                                        ------
                                                        97,393                              0.5%

Harvey Lenkin                                           313(1)(4)                           *
                                                        3,995(2)                            *
                                                        ------
                                                                                            -
                                                        4,308                               *

Vern O. Curtis                                          2,000(1)                            *

Arthur M. Friedman                                      100(1)(5)                           *

James H. Kropp                                          8,891(1)(6)                         *

Alan K. Pribble                                         2,000(1)                            *

Jack D. Steele                                          1,100(1)(7)                         *

B. Wayne Hughes                                         114,355(1)(8)                       0.6%

All Directors and Executive Officers
  as a Group (eight persons)                            85,912(1)(3)(4)                     0.5%

                                                        (5)(6)(7)(8)
                                                        45,922(2)                           0.2%
                                                        -------
                                                        131,834                             0.7%
---------------
*   Less than 0.1%.

(1) Shares of Common Stock beneficially owned as of May 7, 1998. Except as otherwise indicated and subject to applicable community property and similar statutes, the persons listed as beneficial owners of the shares have sole voting and investment power with respect to such shares.

(2) Represents vested portion as of May 7, 1998, and portion of which will be vested within 60 days of May 7, 1998, of shares of Common Stock subject to options under the 1997 Stock Option and Incentive Plan which were assumed by the Registrant in the Merger.

(3) Includes 500 shares held by a custodian of an IRA for Mrs. Havner as to which she has investment power.

(4) Includes 77 shares held by a custodian of an IRA for Mr. Lenkin as to which he has investment power, 68 shares held by Mrs. Lenkin as to which she has investment power and 76 and 62 shares held by Mrs. Lenkin as custodian for two sons.

(5) Shares held by Mr. Friedman as trustee of Friedman Living Trust.

(6) Includes 8,391 shares held by a custodian of an IRA for Mr. Kropp as to which he has investment power and 500 shares held by CWC Good Company Portfolio, a general partnership of which Mr. Kropp is a general partner.

(7) Shares held by a custodian of a simplified employee pension for Mr. Steele as to which he has investment power.

(8) Shares owned by B. Wayne Hughes as trustee of the B.W. Hughes Living Trust as to Mr. Hughes has sole dispositive power and no voting power; PSI has an option to acquire these shares and an irrevocable proxy to vote these shares.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  The following Exhibits are included herein:

               (10.1) Form of Indemnity Agreement


               (10.2) Cost Sharing and  Administrative  Services Agreement dated as of November 16, 1995 by and among PSCC, Inc. and the owners listed therein.

               (10.3)  Amendment  to Cost  Sharing and  Administrative  Services
                    Agreement dated as of January 2, 1997 by and among PSCC, Inc. and the owners listed therein.

               (10.4)  Accounts  Payable  and  Payroll   Disbursement   Services
                    Agreement dated as of January 2, 1997 by and between PSCC, Inc. and American Office Park Properties, LP.

               (11) Statement re: Computation of Earnings per Share

               (12) Statement  re:  Computation  of Ratio of  Earnings  to Fixed
                    Charges

               (27) Financial Data Schedule

         (b)   Reports on Form 8-K

                    The  Registrant  filed a Current  Report on Form 8-K/A dated
               January 29, 1998 pursuant to Item 5 relating to the proposed merger of American Office Park Properties, Inc. into the Registrant.

                    The  Registrant  filed a  Current  Report  on Form 8-K dated
               March 17, 1998 (filed April 1, 1998) pursuant to Item 2 and Item 5 relating to the merger of American Office Park Properties, Inc. into the Registrant.

                    The  Registrant  filed a Current  Report on Form 8-K/A dated
               April 17, 1998 (amending Form 8-K dated March 17, 1998) pursuant to Item 7 which filed financial statements for PS Business Parks, Inc. (successor to American Office Park Properties, Inc).



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Dated:  May 14, 1998

                            PS BUSINESS PARKS, INC.
                            BY: /s/ Ronald L. Havner, Jr.
                               --------------------------
                                    Ronald L. Havner, Jr.
                                    President and Chief Financial Officer