Form 10-Q/A
period 1998-03-31
PS BUSINESS PARKS INC/CA
filed 1998-05-19
CIK 866368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
                                AMENDMENT NO. 1


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

                             PS BUSINESS PARKS, INC.
                                      INDEX

This amendment number 1 amends the following items of the Form 10-Q for the three months ended March 31, 1998.





                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed consolidated balance sheets at March 31, 1998
         and December 31, 1997                                                2

     Condensed consolidated statements of income for the three
         months ended March 31, 1998 and 1997                                 3

     Condensed consolidated statement of shareholder's equity for
         the three months ended March 31, 1998                                4

     Condensed consolidated statements of cash flows for the
         three months ended March 31, 1998 and 1997                         5-6

     Notes to condensed consolidated financial statements                  7-15



PART II.  OTHER INFORMATION


Item 5.  Other Information                                                16-28

Item 6.  Exhibits & Reports on Form 8-K                                      29

                             PS BUSINESS PARKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          March 31,              December 31,
                                                                             1998                    1997
                                                                       ------------------      -----------------
                                                                         (unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents.............................                  $    11,259,000         $     3,884,000

Real estate facilities, at cost:
     Land.............................................                      122,784,000              91,754,000
     Buildings and equipment..........................                      301,042,000             226,466,000
                                                                       ------------------      -----------------
                                                                            423,826,000             318,220,000
     Accumulated depreciation.........................                       (6,133,000)             (3,982,000)
                                                                       ------------------      -----------------
                                                                            417,693,000             314,238,000

Intangible assets, net................................                        1,808,000               3,272,000
Other assets..........................................                        2,233,000               2,060,000
                                                                       ------------------      -----------------
              Total assets............................                  $   432,993,000         $   323,454,000
                                                                       ==================      =================



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accrued and other liabilities............................               $    10,069,000         $     8,331,000
Mortgage notes payable...................................                    14,526,000                       -
Note payable to affiliate................................                             -               3,500,000
                                                                       ------------------      -----------------
   Total liabilities.....................................                    24,595,000              11,831,000

Minority interest........................................                   140,904,000             168,665,000

Shareholders' equity:
   Preferred  Stock,  $0.01  par  value,  50,000,000
     shares authorized, none outstanding at March 31, 1998 and
     December 31, 1997...................................                             -                       -
   Common stock, $0.01 par value, 100,000,000 shares
     authorized 14,020,965 shares issued and outstanding
     at March 31, 1998 (7,728,309 shares issued and
     outstanding at December 31, 1997)...................                     1,402,000                 773,000
   Paid in capital.......................................                   266,237,000             142,581,000
   Cumulative net income.................................                     7,484,000               3,154,000
   Cumulative distributions..............................                    (7,629,000)             (3,550,000)
                                                                       ------------------      -----------------
         Total shareholders' equity......................                   267,494,000             142,958,000
                                                                       ------------------      -----------------
              Total liabilities and shareholders' equity.               $   432,993,000         $   323,454,000
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

9.   SHAREHOLDERS' EQUITY

     In addition to common and preferred stock, PSB is authorized to issue 100,000,000 shares of Equity Stock. The Articles of Incorporation provide that the Equity Stock may be issued from time to time in one or more series and gives the Board of Directors broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Stock.

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

                                                     Rentable Square Footage
                                        ----------------------------------------------------

                                                                                                Occupancy at
                   City                 Business Park            Office             Total         March 31, 1998
     -------------------------------    -------------          ----------         ----------    ----------------

      ARKANSAS
      Little Rock                              91,100                  -            91,100             95%
                                        -------------          ----------         ----------    ----------------
                                   1           91,100                  -            91,100             95%
                                        -------------          ----------         ----------    ----------------

      ARIZONA
      Tempe                                    22,900                  -            22,900             98%
      Tempe                                   199,800                  -           199,800             99%
      Mesa                                     78,000                  -            78,000            100%
      Tempe                                    68,600                  -            68,600             99%
                                        -------------          ----------         ----------    ----------------
                                   4          369,300                  -           369,300             99%
                                        -------------          ----------         ----------    ----------------

      NORTHERN CALIFORNIA
      San Ramon                                     -             27,500            27,500             86%
      So. San Francisco                        41,400                  -            41,400             98%
      So. San Francisco                        52,300                  -            52,300            100%
      San Jose                                173,200                  -           173,200            100%
      Sacramento                              153,500                  -           153,500             92%
      San Ramon                                24,600                  -            24,600             86%
                                        -------------          ----------         ----------    ----------------
                                   6          445,000             27,500           472,500             95%
                                        -------------          ----------         ----------    ----------------

      SOUTHERN CALIFORNIA
      Torrance                                115,200                  -           115,200             96%
      Monterey Park                           199,100                  -           199,100             95%
      Monterey                                      -             12,000            12,000             96%
      Cerritos                                      -             31,300            31,300             81%
      San Diego                               107,600                  -           107,600             99%
      Torrance                                 32,000                  -            32,000             80%
      Signal Hill                              69,800                  -            69,800             95%
      Lakewood                                      -             56,900            56,900            100%
      San Diego                                     -             75,300            75,300             94%
      Culver City                             145,400                  -           145,400             88%
      Signal Hill                             108,400                  -           108,400            100%
      Carson                                   77,600                  -            77,600             95%
      Studio City                              22,100                  -            22,100            100%
      Buena Park                              317,300                  -           317,300             61%
      Cerritos                                394,600                  -           394,600             93%
      Hayward                                 406,700                  -           406,700             98%
      Lake Forest                             296,600                  -           296,600             98%
      Laguna Hills                            513,100                  -           513,100             93%
      Laguna Hills                            100,800                  -           100,800            100%



                                                     Rentable Square Footage
                                        ----------------------------------------------------

                                                                                                Occupancy at
                   City                 Business Park            Office             Total         March 31, 1998
     -------------------------------    -------------          ----------         ----------    ----------------

      San Diego                                74,500                  -            74,500             98%
      San Diego                                89,600                  -            89,600             97%
      San Diego                               117,800                  -           117,800            100%
      San Diego                                57,000                  -            57,000             99%
      San Diego                                83,000                  -            83,000            100%
                                        -------------          ----------         ----------    ----------------
                                  24        3,328,200            175,500         3,503,700             92%
                                        -------------          ----------         ----------    ----------------
      KANSAS
      Overland Park                            61,800                  -            61,800             98%
                                        -------------          ----------         ----------    ----------------
                                   1           61,800                  -            61,800             98%
                                        -------------          ----------         ----------    ----------------
      MARYLAND
      Gaithersburg                             29,000                  -            29,000             94%
      Largo                                   149,900                  -           149,900            100%
      Beltsville                              307,800                  -           307,800            100%
      Landover                                      -            254,200           254,200             94%
      Baltimore (1)                                 -            240,900           240,900             91%
                                        -------------          ----------         ----------    ----------------
                                   5          486,700            495,100           981,800             96%
                                        -------------          ----------         ----------    ----------------
      OKLAHOMA
      Broken Arrow                             87,900                  -            87,900             91%
      Tulsa                                    56,600                  -            56,600             93%
                                        -------------          ----------         ----------    ----------------
                                   2          144,500                  -           144,500             92%
                                        -------------          ----------         ----------    ----------------
      OREGON
      Beaverton (2)                           115,800                  -           115,800            100%
      Beaverton (2)                            33,000                  -            33,000            100%
      Beaverton (2)                            20,200                  -            20,200            100%
      Beaverton (2)                            54,400                  -            54,400            100%
      Beaverton (2)                            54,200                  -            54,200            100%
      Beaverton (2)                                 -             45,800            45,800             98%
      Beaverton (2)                            75,200                  -            75,200            100%
      Beaverton (2)                           117,900                  -           117,900            100%
      Beaverton (2)                            35,900                  -            35,900             94%
      Beaverton (2)                           131,000                  -           131,000            100%
      Beaverton (2)                            43,000                  -            43,000             83%
      Beaverton (2)                            54,300                  -            54,300            100%
      Beaverton (2)                            85,900                  -            85,900            100%
      Beaverton (2)                            94,100                  -            94,100            100%
      Milwaukee                                61,400                  -            61,400             99%
      Milwaukee                                40,200                  -            40,176             99%
                                        -------------          ----------         ----------    ----------------
                                  16        1,056,500             45,800         1,102,300             99%
                                        -------------          ----------         ----------    ----------------
      TENNESSEE
      Nashville                                76,600                  -            76,600             91%
      Nashville                                61,400                  -            61,400             97%
                                        -------------          ----------         ----------    ----------------
                                   2          138,000                  -           138,000             94%
                                        -------------          ----------         ----------    ----------------


                                                     Rentable Square Footage
                                        ----------------------------------------------------

                                                                                                Occupancy at
                   City                 Business Park            Office             Total         March 31, 1998
     -------------------------------    -------------          ----------         ----------    ----------------

      TEXAS
      Pasadena (2)                            154,000                  -           154,000            100%
      Richardson (2)                          116,800                  -           116,800             88%
      Plano (2)                               184,800                  -           184,800            100%
      Dallas (2)                              193,300                  -           193,300             85%
      Dallas (2)                               44,600                  -            44,600             81%
      Irving (2)                               35,000                  -            35,000            100%
      Irving (2)                               56,300                  -            56,300            100%
      Irving (2)                               43,300                  -            43,300             99%
      Irving (2)                               22,100                  -            22,100            100%
      Irving (2)                              231,200                  -           231,200            100%
      Irving (2)                               69,900                  -            69,900            100%
      Irving (2)                               33,500                  -            33,500            100%
      Irving (2)                               82,600                  -            82,600            100%
      Irving (2)                               49,000                  -            49,000            100%
      Irving (2)                              102,200                  -           102,200            100%
      Austin                                  199,800                  -           199,800             89%
      Houston                                       -            130,600           130,600             98%
      San Antonio                                   -            155,800           155,800             85%
      San Antonio                                   -             43,400            43,400             93%
      Mesquite                                 56,500                  -            56,500             92%
      Garland                                  36,500                  -            36,400             96%
      Missouri City                            66,000                  -            66,000            100%
                                        -------------          ----------         ----------    ----------------
                                  23        1,177,400            329,800         2,107,200             95%
                                        -------------          ----------         ----------    ----------------
      VIRGINIA
      Alexandria                               94,900                  -            94,900             97%
      Woodbridge                              113,600                  -           113,600             96%
      Sterling                                 51,000                  -            51,000             96%
      Sterling                                148,500                  -           148,500            100%
      Herndon                                 193,600                  -           193,600             99%
      Alexandria                               53,700                  -            53,700             99%
      Alexandria                               59,800                  -            59,800             96%
      Springfield                              90,400                  -            90,400             95%
      Springfield                              59,800                  -            59,800             98%
                                        -------------          ----------         ----------    ----------------
                                   9          865,300                  -           865,300             98%
                                        -------------          ----------         ----------    ----------------
      WASHINGTON
      Renton                                   27,900                  -            27,900             92%
                                        -------------          ----------         ----------    ----------------
                                   1           27,900                  -            27,900             92%
                                        -------------          ----------         ----------    ----------------

      Totals - 11 states         93         8,791,700          1,073,700         9,865,400             95%
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

                            Dated:  May 19, 1998

                            PS BUSINESS PARKS, INC.
                            BY: /s/ Ronald L. Havner, Jr.
                               --------------------------
                                    Ronald L. Havner, Jr.
                                    President and Chief Financial Officer