Form 10-Q
period 1998-06-30
PS BUSINESS PARKS INC/CA
filed 1998-08-14
CIK 866368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               --------------    --------------

Commission File Number 1-10709
                       -------

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

                                    Yes X No
                                       --

Number of shares outstanding of each of the issuer's classes of common stock, as
--------------------------------------------------------------------------------
of August 11, 1998: Common Stock, $0.01 par value, 23,635,650 shares outstanding
--------------------------------------------------------------------------------

                             PS BUSINESS PARKS, INC.

                                      INDEX
                                                                            Page
PART I.   FINANCIAL INFORMATION


   Item 1.  Financial Statements

        Condensed consolidated balance sheets at June 30, 1998
            and December 31, 1997                                             2

        Condensed consolidated statements of income for the three
            and six months ended June 30, 1998 and 1997                       3

        Condensed consolidated statement of shareholder's equity for
            the six months ended June 30, 1998                                4

        Condensed consolidated statements of cash flows for the
            six months ended June 30, 1998 and 1997                         5-6

        Notes to condensed consolidated financial statements                7-15


   Item 2.  Management's discussion and analysis of
            financial condition and results of operations                  16-23


PART II.  OTHER INFORMATION

   Item 2.  Changes in Securities and Use of Proceeds                         24


   Item 5.  Other Information                                                 24


   Item 6.  Exhibits & Reports on Form 8-K                                    25

                             PS BUSINESS PARKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             June 30,                December 31,
                                                                              1998                      1997
                                                                        -----------------       -----------------
                                                                         (unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents.............................                  $    36,355,000         $     3,884,000

Real estate facilities, at cost:
     Land.............................................                      191,929,000              91,754,000
     Buildings and equipment..........................                      453,883,000             226,466,000
                                                                        -----------------       -----------------
                                                                            645,812,000             318,220,000
     Accumulated depreciation.........................                      (10,314,000)             (3,982,000)
                                                                        -----------------       -----------------
                                                                            635,498,000             314,238,000

Intangible assets, net................................                        1,733,000               3,272,000
Other assets..........................................                        2,180,000               2,060,000
                                                                        -----------------       -----------------
              Total assets............................                  $   675,766,000         $   323,454,000
                                                                        =================       =================



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accrued and other liabilities............................               $    11,256,000         $     8,331,000
Mortgage notes payable...................................                    29,890,000                       -
Note payable to affiliate................................                             -               3,500,000
                                                                        -----------------       -----------------
   Total liabilities.....................................                    41,146,000              11,831,000

Minority interest........................................                   151,225,000             168,665,000

Shareholders' equity:
   Preferred Stock, $0.01 par value, 50,000,000
     shares authorized, none outstanding at June 30, 1998
     and December 31, 1997...............................                             -                       -
   Common stock, $0.01 par value, 100,000,000 shares
     authorized 23,635,650 shares issued and outstanding
     at June 30, 1998 (7,728,309 shares issued and
     outstanding at December 31, 1997)...................                       236,000                 773,000
   Paid-in capital.......................................                   482,167,000             142,581,000
   Cumulative net income.................................                    14,530,000               3,154,000
   Cumulative distributions..............................                   (13,538,000)             (3,550,000)
                                                                        -----------------       -----------------
         Total shareholders' equity......................                   483,395,000             142,958,000
                                                                        -----------------       -----------------
              Total liabilities and shareholders' equity.               $   675,766,000         $   323,454,000
                                                                        =================       =================

                             See accompanying notes.
                                        2

                             PS BUSINESS PARKS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                           For the three months                For the six months
                                                              ended June 30,                     ended June 30,
                                                      ---------------------------------   ---------------------------------
                                                           1998             1997              1998             1997
                                                      ---------------  ----------------   -------------   -----------------
Revenues:

   Rental income.................................     $   21,471,000    $    6,978,000   $   35,824,000    $   12,783,000
   Facility management fees primarily from
     affiliates..................................            129,000           228,000          331,000           475,000
   Interest and other income.....................            311,000           110,000          544,000           139,000
                                                      ---------------  ----------------   -------------   -----------------
                                                          21,911,000         7,316,000       36,699,000        13,397,000
                                                      ---------------  ----------------   -------------   -----------------

Expenses:
  Cost of operations.............................          6,355,000         2,526,000       10,982,000         5,019,000
  Cost of facility management....................             12,000            49,000           37,000           109,000
  Depreciation and amortization..................          4,256,000         1,195,000        6,556,000         2,015,000
  General and administrative.....................            551,000           172,000          996,000           385,000
   Interest expense..............................            822,000                 -        1,069,000                 -
                                                      ---------------  ----------------   -------------   -----------------
                                                          11,996,000         3,942,000       19,640,000         7,528,000
                                                      ---------------  ----------------   -------------   -----------------

Income before minority interest..................          9,915,000         3,374,000       17,059,000         5,869,000

  Minority interest in income....................         (2,869,000)       (2,579,000)      (5,683,000)       (4,392,000)
                                                      ---------------  ----------------   -------------   -----------------

Net income.......................................     $    7,046,000    $      795,000   $   11,376,000    $    1,477,000
                                                      ---------------  ----------------   -------------   -----------------


Net income per share:
  Basic..........................................     $         0.38    $         0.36   $         0.76    $         0.68
                                                      ===============  ================   =============   =================
  Diluted........................................     $         0.38    $         0.36   $         0.76    $         0.68
                                                      ===============  ================   =============   =================

Weighted average shares outstanding:
  Basic..........................................         18,649,693         2,197,779       14,926,093         2,185,569
                                                      ===============  ================   =============   =================
  Diluted........................................         18,710,576         2,197,779       14,977,776         2,185,569
                                                      ===============  ================   =============   =================

                             See accompanying notes.

                             PS BUSINESS PARKS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     For the six months ended June 30, 1998
                                   (Unaudited)


                                                    Preferred Stock             Common Stock
                                                    -----------------     -------------------------
                                                   Shares     Amount       Shares         Amount      Paid-in Capital
                                                   --------   -------     ---------     -----------    --------------
Balances at December 31, 1997.............            -       $   -       7,728,309     $   773,000    $  142,581,000

   Issuances of common stock:
       Conversion of OP Units.............            -           -       1,785,008         179,000        32,844,000
       Private offering, net of costs.....            -           -       2,185,189         219,000        47,381,000
       Exercise of stock options..........            -           -          39,021           3,000           648,000
       In connection with a business
         combination......................            -           -       2,283,438          23,000        46,787,000
       Public offerings, net of costs.....            -           -       5,025,800         504,000       118,356,000
       Private offering, net of costs.....            -           -       4,588,885          46,000       104,955,000

   Recapitalization in connection with
     business combination.................            -           -               -      (1,511,000)        1,511,000

   Net income.............................            -           -               -               -                 -

   Distributions paid.....................            -           -               -               -                 -

   Adjustment to reflect minority
     interest to underlying ownership
     interest.............................            -           -               -               -       (12,896,000)
                                                    -------   -------     ---------     -----------    --------------

Balances at June 30, 1998.................            -       $   -      23,635,650     $   236,000    $  482,167,000
                                                    =======   =======    ==========     ===========    ==============

                             PS BUSINESS PARKS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     For the six months ended June 30, 1998
                                   (Unaudited)
                                                                                            Total
                                                    Cumulative         Cumulative        Shareholders'
                                                     Net Income        Distributions          Equity
                                                    ------------      --------------     --------------
Balances at December 31, 1997.............           $  3,154,000      $  (3,550,000)     $  142,958,000

   Issuances of common stock:
       Conversion of OP Units.............                      -                  -          33,023,000
       Private offering, net of costs.....                      -                  -          47,600,000
       Exercise of stock options..........                      -                  -             651,000
       In connection with a business
         combination......................                      -                  -          46,810,000
       Public offerings, net of costs.....                      -                  -         118,860,000
       Private offering, net of costs.....                      -                  -         105,001,000

   Recapitalization in connection with
     business combination.................                      -                  -                   -

   Net income.............................             11,376,000                  -          11,376,000

   Distributions paid.....................                      -         (9,988,000)         (9,988,000)

   Adjustment to reflect minority
     interest to underlying ownership
     interest.............................                      -                  -         (12,896,000)
                                                    -------------     ---------------    ----------------

Balances at June 30, 1998.................           $ 14,530,000      $ (13,538,000)     $  483,395,000
                                                    =============     ===============    ===============

                             See accompanying notes.
                                        4

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                          For the six months ended June 30,
                                                                      -------------------------------------
                                                                            1998                  1997
                                                                      --------------         --------------
Cash flows from operating activities:
   Net income.................................................        $   11,376,000         $    1,477,000
   Adjustments  to  reconcile  net  income  to net
     cash  provided  by  operating activities:
       Depreciation and amortization expense..................             6,556,000              2,015,000
       Minority interest in income............................             5,683,000              4,392,000
       (Increase) decrease in other assets....................              (468,000)               276,000
       Increase (decrease) in accrued and other liabilities...               462,000                (98,000)
                                                                      --------------         --------------
            Total adjustments.................................            12,233,000              6,585,000
                                                                      --------------         --------------

         Net cash provided by operating activities............            23,609,000              8,062,000
                                                                      --------------         --------------

Cash flows from investing activities:
       Acquisition of real estate facilities..................          (241,674,000)                     -
       Acquisition cost of business combination...............              (424,000)                     -
       Capital improvements to real estate facilities.........            (3,175,000)            (1,366,000)
        Payment received from PSI and affiliates for net
          property operating liabilities assumed..............                     -              2,233,000
                                                                      --------------         --------------

         Net cash (used in) provided by investing activities..          (245,273,000)               867,000
                                                                      --------------         --------------

Cash flows from financing activities:
       Borrowings from an affiliate...........................           179,000,000                      -
       Repayment of borrowings from an affiliate..............          (182,500,000)                     -
       Principal payments on mortgage notes payable...........               (85,000)                     -
       Decrease in receivable from affiliate..................                     -                641,000
       Proceeds from the issuance of common stock, net........           272,112,000                 80,000
       Distributions paid to shareholders.....................            (9,988,000)                     -
       Distributions to minority interests....................            (4,404,000)                     -
                                                                      --------------         --------------
         Net cash provided by financing activities............           254,135,000                721,000
                                                                      --------------         --------------

Net increase in cash and cash equivalents.....................            32,471,000              9,650,000

Cash and cash equivalents at the beginning of the period......             3,884,000                919,000
                                                                      --------------         --------------

Cash and cash equivalents at the end of the period............        $   36,355,000         $   10,569,000
                                                                      ==============         ==============

                             See accompanying notes.

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                          For the six months ended June 30,
                                                                      -------------------------------------
                                                                            1998                  1997
                                                                      --------------         --------------
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCIAL ACTIVITIES:

Acquisitions of real estate  facilities and associated assets and liabilities in exchange for preferred stock, minority interests, and mortgage notes payable:
       Real estate facilities.................................      $     (33,428,000)     $(141,480,000)
       Other assets (deposits on real estate acquisitions)....                800,000                      -
       Accrued and other liabilities..........................              1,245,000                      -
       Minority interest......................................              1,408,000            120,750,000
       Preferred stock........................................                      -                100,000
       Paid in capital .......................................                      -             19,900,000
       Mortgage notes payable.................................             29,975,000                      -
       Intangible assets......................................                      -                730,000

Business combination:
       Real estate facilities.................................            (48,000,000)                     -
       Other assets...........................................               (452,000)                     -
       Accrued and other liabilities..........................              1,218,000                      -
       Common stock...........................................                 23,000                      -
       Paid in capital........................................             46,787,000                      -

Recapitalization in connection with business combination:
       Common stock...........................................             (1,511,000)                     -
       Paid in capital........................................              1,511,000                      -

Conversion of OP Units into shares of common stock:
       Minority interest......................................            (33,023,000)                     -
       Common stock...........................................                179,000                      -
       Paid in capital........................................             32,844,000                      -

Adjustment to reflect minority interest to underlying ownership interest:
       Minority interest......................................             12,896,000                      -
       Paid in capital........................................            (12,896,000)                     -

Exchange of preferred stock for common stock:
       Preferred stock........................................                      -               (175,000)
       Common stock...........................................                      -                175,000

Adjustment to acquisition cost (see Note 2):
       Real estate facilities.................................             (1,315,000)            (7,146,000)
       Accumulated depreciation...............................                      -               (820,000)
       Intangible assets......................................              1,315,000             (4,395,000)
       Paid in capital........................................                      -             12,361,000

                             See accompanying notes.
                                        6

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998


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

     Subject to certain limitations as described in Note 8, holders of OP Units, other than PSB, have the right to require PSB to redeem such holders' OP Units at any time or from time to time beginning on the date that is one year after the date on which such limited partner is admitted to the Operating Partnership.

     On March 31, 1997, PSI exchanged its non-voting participating preferred stock into common shares of PSB. As a result of the exchange, PSI owned a majority of the voting common stock and effectively gained control of PSB at that time.

     DESCRIPTION OF BUSINESS

     PSB is a fully-integrated, self-managed real estate investment trust ("REIT") that acquires, owns and operates commercial properties containing commercial and industrial rental space. From 1986 through 1996, PSB's sole business activity consisted of the management of commercial properties owned primarily by PSI and affiliated entities.

     Commencing in 1997, PSB began to own and operate commercial properties for its own behalf. At June 30, 1998, PSB and the Operating Partnership collectively owned and operated 97 commercial properties (approximately
     10.2 million net rentable square feet) located in 11 states. In addition, the Operating Partnership managed, on behalf of PSI and affiliated entities, 35 commercial properties (approximately 1.0 million net rentable square feet).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes of PSB for the year ended December 31, 1997 filed on Form 8-K/A dated April 17, 1998 (amending Form 8-K dated March 17, 1998).

     The condensed consolidated financial statements include the accounts of PSB and the Operating Partnership. At June 30, 1998, PSB owned approximately 73 % of the OP Units of the Operating Partnership. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership.

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

     REAL ESTATE FACILITIES:

     Costs related to the improvements of properties are capitalized. Expenditures for repair and maintenance are charged to expense when incurred. After March 31, 1997, acquisition of facilities from PSI and entities controlled by PSI have been recorded at the predecessor's basis. Buildings and equipment are depreciated on the straight line method over the estimated useful lives, which is generally 25 and 5 years, respectively.

     INTANGIBLE ASSETS:

     Intangible assets consist of property management contracts for properties managed, but not owned, by PSB. The intangible assets are being amortized over seven years. As properties managed are subsequently acquired by PSB, the unamortized basis of intangible assets related to such property is included in the cost of acquisition of such property. During April 1997, PSB acquired four properties from PSI and included in the cost of real estate facilities for such properties is $730,000 of cost previously classified as intangible assets. In connection with the Merger, PSB acquired 13 properties and included in the cost of such properties is $1,315,000 (which was net of accumulated amortization of $194,000) of costs previously classified as intangible assets. Intangible assets at June 30, 1998 are net of accumulated amortization of $422,000.

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

     NOTE PAYABLE TO AND BORROWINGS FROM AFFILIATE:

     Note payable to affiliate at December 31, 1997 of $3,500,000 reflects amounts borrowed from PSI on that date. The note bore interest at 6.97% and was repaid on January 31, 1998. On May 1, 1998, PSB borrowed $179,000,000 from PSI to fund a portion of the acquisition cost of real estate facilities. On May 6, 1998, $105.0 million was repaid and the remaining balance was repaid on May 27, 1998. The borrowings bore interest at 6.91% (per annum).

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

     INCOME TAXES:

     During 1997, PSB qualified and intends to continue to qualify as a real estate investment trust ("REIT"), as defined in Section 856 of the Internal Revenue Code. As a REIT, PSB is not taxed on that portion of its taxable income which is distributed to its shareholders provided that PSB meets certain tests. PSB believes it met these tests during 1997. In addition, PSP11 (the legal entity for income tax reporting purposes subsequent to the March 17, 1998 merger) believes it has also met the REIT tests during 1997 and for the six months ended June 30, 1998. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

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

     * Concurrent with the Merger, PSP11 exchanged 11 mini-warehouses and two properties that combine mini-warehouse and commercial space for 11 commercial properties owned by PSI. The fair value of each group of real estate facilities was approximately $48 million.

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

     Allocations of the total acquisition cost to the net assets acquired were made based upon the fair value of PSP11's assets and liabilities as of the date of the Merger. The acquisition cost and the fair market values of the assets acquired and liabilities assumed in the Merger are summarized as follows:

                 ACQUISITION COST:
                 -----------------
                 Issuance of common stock.........          $46,810,000
                 Cash.............................              424,000
                                                            ------------
                     Total acquisition cost.......          $47,234,000

                 ALLOCATION OF ACQUISITION COST:
                 -------------------------------
                 Real estate facilities...........          $48,000,000
                 Other assets.....................              452,000
                 Accrued and other liabilities....          (1,218,000)
                                                            ------------
                     Total allocation.............          $47,234,000
                                                            ============

     The historical operating results of PSP11 prior to the Merger have not been included in PSB's historical operating results. Pro forma data for the six months ended June 30, 1998 and 1997 as though the Merger had been effective at the beginning of fiscal 1997 are as follows:

                                                                               Six months ended June 30,
                                                                               1998                1997
                                                                           -------------      ------------
       Revenues......................................................        $ 38,577           $ 17,494
       Net income....................................................          12,161              3,152
       Net income per share - basic..................................        $   0.77           $   0.71
       Net income per share - diluted................................        $   0.77           $   0.71

     The pro forma data does not purport to be indicative either of the results of operations that would have occurred had the Merger occurred at the beginning of fiscal 1997 or of the future results of PSB.

4.   REAL ESTATE FACILITIES

     The activity in real estate facilities for the three months ended June 30, 1998 is as follows:

                                                                                         Accumulated
                                                         Land           Buildings       Depreciation           Total
                                                    ------------     -------------   -----------------   ---------------
            Balances at December 31, 1997........   $ 91,754,000     $ 226,466,000    $    (3,982,000)   $   314,238,000
            Property acquisitions................     85,775,000       189,327,000                  -        275,102,000
            Acquired in connection with the
              Merger.............................     14,400,000        33,600,000                  -         48,000,000
            Adjustment from intangible assets....              -         1,315,000                  -          1,315,000
            Capital improvements.................              -         3,175,000                  -          3,175,000
            Depreciation expense.................              -                 -         (6,332,000)        (6,332,000)
                                                    ------------     -------------   -----------------   ---------------
            Balances at June 30, 1998............   $191,929,000     $ 453,883,000    $   (10,314,000)   $   635,498,000
                                                    ============     =============   =================   ===============

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

     On  May  4,  1998,   the   Company   acquired  29   commercial   properties
     (approximately 2.3 million net rentable square feet) for an aggregate cost of approximately $190 million in cash.

     In June 1998, the Company acquired three properties (approximately 343,000 net rentable square feet) for an aggregate cost of $29,101,000 consisting of $13,449,000 in cash, $15,449,000 in debt assumption and $203,000 in OP Units.

5.   LEASING ACTIVITY

     Future minimum rental revenues under non-cancelable leases as of June 30, 1998 with tenants for the above real estate facilities are as follows:

          1998 (July - December)                     $   40,940,000
          1999                                           68,379,000
          2000                                           48,142,000
          2001                                           31,847,000
          2002                                           21,603,000
          Thereafter                                     29,283,000
                                                     ---------------
                                                     $  240,194,000
                                                     ===============

6.   REVOLVING LINE OF CREDIT

     At June 30, 1998, the Company had no borrowings on its line of credit agreement with PSI. On August 6, 1998, PSB entered into an unsecured line of credit (the "Credit Agreement") with a commercial bank and the line of credit provided by PSI was canceled. The Credit Agreement has a borrowing limit of $100.0 million and an expiration date of August 5, 2000. The expiration date may be extended by one year on each anniversary of the Credit Agreement. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.55% to LIBOR plus .95% depending on the Company's credit ratings and coverage rations, as defined. In addition, the Company is required to pay a quarterly commitment fee of 0.25% (per annum).


7.   MORTGAGE NOTES PAYABLE

     Mortgage notes at June 30, 1998 consist of the following:
      7-1/8 % mortgage note, secured by one commercial property,
           principal and interest payable monthly, due May 2006                $8,984,000

      8-1/8 % mortgage note, secured by one commercial property,
           principal and interest payable monthly, due July 2005                5,461,000

      8-1/2 % mortgage note, secured by one commercial property,
           principal and interest payable monthly, due July 2007                1,960,000

      8 % mortgage note, secured by one commercial property, principal
           and interest payable monthly, due April 2003                         1,714,000

      7-5/8 % mortgage note, secured by one commercial property,
           principal and interest payable monthly, due May 2004                11,771,000
                                                                              ------------
                                                                              $29,890,000
                                                                              ============

     At June 30, 1998, approximate principal maturities of mortgage notes payable are as follows:

                   1998 (July - December)                     $      521,000
                   1999                                            1,103,000
                   2000                                            1,190,000
                   2001                                            1,285,000
                   2002                                            1,386,000
                   Thereafter                                     24,405,000
                                                              ---------------
                                                              $   29,890,000
                                                              ===============

8.   MINORITY INTERESTS

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

     At June 30, 1998, there were 7,394,411 OP Units owned by minority interests (7,305,355 were owned by PSI and affiliated entities and 89,056 were owned by unaffiliated third parties). On a fully converted basis, assuming all 7,394,411 minority interest OP Units were converted into shares of common stock of PSB at June 30, 1998, the minority interests would own approximately 23.8% of the pro forma common shares outstanding. At the end of each reporting period, PSB determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon this pro forma ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to Paid in Capital, to reflect the minority interests' equity.

9.   PROPERTY MANAGEMENT CONTRACTS

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

10.  SHAREHOLDERS' EQUITY

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

     On January 7, 1998, a holder of OP Units exercised its option and converted its 1,785,008 OP Units into an equal number of shares of PSB common stock. The conversion resulted in an increase in shareholders' equity and a corresponding decrease in minority interest of approximately $33,023,000 representing the book value of the OP Units at the time of conversion.

     In  January  1998,   PSB  entered  into  an  agreement   with  a  group  of
     institutional investors under which PSB agreed to issue up to 6,774,074 shares of PSB common stock at $22.88 per share in cash (an aggregate of $155,000,000) in separate tranches. The first tranche, representing 2,185,189 shares or $50.0 million, was issued in January 1998. The Company incurred $2,400,000 in costs associated with the issuance. The remainder of the common shares (4,588,885 common shares) were issued on May 6, 1998 and the net proceeds ($105.0 million) were used to fund a portion of the cost to acquire commercial properties in May 1998.

     On March 17, 1998, in connection with the Merger, PSB recapitalized its equity by changing the par value of its common stock from $0.10 to $0.01 per share. This resulted in a decrease in common stock and a corresponding increase in Paid-in Capital totaling $1,511,000.

     In May 1998, the Company completed two common stock offerings, raising net proceeds in aggregate totaling $118.9 million through the issuance of 5,025,800 common shares. A portion of the net proceeds were used in connection with a $190 million property portfolio acquisition.

     On March 31, 1998 and June 30, 1998, PSB paid quarterly distributions to its common shareholders' totaling $4,079,000 ($0.347 per common share) and $5,909,000 ($0.25 per common share), respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

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

HISTORICAL OVERVIEW: PS Business Parks, Inc. ("PSB" or the "Company") is a self-managed, self-advised real estate investment trust that acquires, owns and operates commercial properties. The Company is the sole general partner of PS Business Parks, L.P. (the "Operating Partnership") through which the Company conducts most of its activities and owned, as of June 30, 1998, an approximate 73% partnership interest. Substantially all of the remaining partnership interest is owned by Public Storage, Inc. ("PSI") and its affiliates.

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

During 1997 and the first six months of fiscal 1998, the Company completed a number of business transactions which have had a significant impact to the Company's comparative operating results for the three and six months ended June 30, 1998 and 1997:


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

          On May 4, 1998, the Company acquired 29 commercial properties (approximately 2.3 million net rentable square feet) for an aggregate cost of approximately $190 million in cash.

          In June 1998, the Company acquired three properties (approximately 343,000 net rentable square feet) for an aggregate cost of $29.1 million, consisting of $13,449,000 in cash, $15,448,000 in debt assumption and $203,000 in OP Units.

     * Common stock issuances for cash: In connection with the Company's July 1997 acquisition of properties, the Company issued 2,025,769 shares of common stock primarily to PSI for cash totaling $33,800,000.

          In January 1998, the Company entered into an agreement with a group of institutional investors under which the Company agreed to issue up to 6,774,074 shares of common stock at $22.88 per share in separate tranches. The first tranche, representing 2,185,189 shares or $50.0 million was issued in January 1998. The remainder of the shares were issued on May 6, 1998 for $105.0 million.

          In May 1998, the Company completed two common stock offerings, raising net proceeds totaling $118.9 million. In the first offering, the Company sold 4,000,000 shares of common stock to an underwriter, resulting in approximately $95.2 million of net proceeds. These shares were resold to various institutional investors. A portion of the proceeds were used to retire debt incurred with a $190 million property portfolio acquisition. In the second common stock offering, the Company sold 1,025,800 common shares to an underwriter, resulting in net proceeds of $23.7 million.

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

RESULTS OF OPERATIONS

Three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997: Net income for the three months ended June 30, 1998 was $7,046,000 compared to $795,000 for the same period in 1997. Net income for the six months ended June 30, 1998 was $11,376,000 compared to $1,477,000 for the same period in 1997. Net income per common share on a diluted basis was $0.38 (based on weighted average diluted shares outstanding of 18,710,576) for the three months ended June 30, 1998 compared to net income per common share on a diluted basis of $0.36 (based on diluted weighted average shares outstanding of 2,197,779) for the three months ended June 30, 1997, representing an increase of 5.6%. Net income per common share on a diluted basis was $0.76 (based on weighted average diluted shares outstanding of 14,977,776) for the six months ended June 30, 1998 compared to net income per common share on a diluted basis of $0.68 (based on diluted weighted average shares outstanding of 2,185,569) for the six months ended June 30, 1997, representing an increase of 11.8%. The increases in net income and net income per share reflects the Company's significant growth in its asset base through the acquisition of commercial properties.

PROPERTY OPERATIONS: The Company's property operations account for almost all of the net operating income earned by the Company for the three and six months ended June 30, 1998. The following table presents the operating results of the properties for the six months ended June 30, 1998 and 1997:



                                                 Three months ended June 30,           Six months ended June 30,
                                             ------------------------------------ ------------------------------------
                                                1998        1997        Change       1998         1997        Change
                                             -----------  -----------  ---------- -----------  ------------  ---------
Rental income:
Facilities owned throughout each period
  (35 facilities, 3.0 million net
  rentable square feet).................    $6,366,000   $6,059,000        5.1%  $12,381,000  $11,864,000        4.4%
Facilities acquired between March 31,
  1997 and March 31, 1998 (30
  facilities, 4.6 million net rentable
  square feet)..........................    11,070,000      919,000    1,104.6%   19,408,000      919,000    2,011.9%
Facilities acquired during the three
  months ended June 30, 1998 (32
  facilities, 2.6 million net rentable
  square feet)..........................     4,035,000            -         n/a    4,035,000            -         n/a
                                           -----------   -----------   ---------  ----------   ----------    ---------
Total rental income.....................   $21,471,000   $6,978,000      207.7%  $35,824,000  $12,783,000      180.3%
                                           ===========   ===========   =========  ==========   ==========    =========

Cost   of   operations   (excluding
  depreciation):
Facilities owned throughout each period.    $2,154,000   $2,241,000      (3.9%)   $4,682,000   $4,734,000      (1.1%)
Facilities acquired between March 31
  1997 and March 31, 1998...............     3,540,000      285,000    1,142.1%    5,639,000      285,000    1,878.6%
Facilities acquired during the three
  months ended June 30, 1998............       661,000            -         n/a      661,000            -         n/a
                                           -----------   -----------   ---------  ----------   ----------    ---------
Total cost of operations................    $6,355,000   $2,526,000      151.6%  $10,982,000   $5,019,000      118.8%
                                           ===========   ===========   =========  ==========   ==========    =========

Net operating income (rental income
  less cost of operations):
Facilities owned throughout each period.    $4,212,000   $3,818,000       10.3%   $7,699,000   $7,130,000        8.0%
Facilities acquired between March 31
  1997 and March 31, 1998...............     7,530,000      634,000    1,087.8%   13,769,000      634,000    2,071.8%
Facilities acquired during the three
  months ended June 30, 1998............     3,374,000            -         n/a    3,374,000            -         n/a
                                           -----------   -----------   ---------  ----------   ----------    ---------
Total net operating income..............   $15,116,000   $4,452,000      239.5%  $24,842,000   $7,764,000      220.0%
                                           ===========   ===========   =========  ==========   ==========    =========



Other operating data:
For the facilities owned throughout
  each period:
  Annualized realized rent per occupied
  square foot...........................          $9.00       $8.52        5.6%        $8.76        $8.40        4.3%
  Weighted average occupancy for the
  period................................          94.8%       95.8%      (1.0%)        95.0%        95.6%      (0.6%)

SUPPLEMENTAL PROPERTY DATA AND TRENDS: In order to evaluate how the Company's overall portfolio has performed, management analyzes the operating performance of a consistent group of 51 properties (4.2 million net rentable square feet). These 51 properties represent a mature group of properties which have been managed by the Company for at least three years and, as of June 30, 1998, were owned by the Company. The table below summarizes the historical operations of the 51 properties for the three and six months ended June 30, 1998 and 1997; however, the Company did not own all of the properties throughout the periods presented and therefore, such operations are not all reflected in the Company's historical operating results.

The following table summarizes the pre-depreciation historical operating results of these "Same Park" facilities:

                                                                                   Three months ended June 30,
                                                                         ----------------------------------------------------
                                                                             1998(1)            1997(1)            Change
                                                                         -------------   ------------------    --------------

          Rental income..........................................        $9,767,000         $9,300,000             5.0%
          Cost of operations.....................................         3,529,000          3,568,000            (1.1)%
                                                                         -------------   ------------------    --------------
            Net operating income.................................        $6,238,000         $5,732,000             8.8%
                                                                         =============   ==================    ==============
              Gross Margin (2)...................................            63.9%              61.6%              2.3%

          Annualized realized rent per occupied square foot (3)..            $9.85              $9.32              5.7%

          Weighted average occupancy for the period..............            95.1%              96.1%             (1.0%)


                                                                                    Six months ended June 30,
                                                                         ----------------------------------------------------
                                                                            1998(1)            1997(1)            Change
                                                                         -------------   ------------------    --------------

          Rental income..........................................       $19,157,000        $18,176,000            5.4%
          Cost of operations ....................................         7,221,000          7,240,000           (0.3%)
                                                                         -------------   ------------------    --------------
            Net operating income.................................       $11,936,000        $10,936,000            9.1%
                                                                         =============   ==================    ==============
              Gross Margin (2)...................................            62.3%              60.2%               2.1%

          Annualized realized rent per occupied square foot (3)..            $9.64              $9.16               5.2%

          Weighted average occupancy for the period..............            95.3%              95.9%              (0.6%)

(1) Operations for the three and six months ended June 30, 1998 represent the historical operations of the 51 properties however, the Company did not own all of the properties throughout all periods presented and therefore such operations are not reflected in the Company's historical operating results. All such properties were owned effective March 17, 1998.
(2) Gross margin is computed by dividing property net operating income by rental revenues.
(3) Realized rent per square foot represents the actual revenue earned per occupied square foot.

FACILITY MANAGEMENT OPERATIONS: The Company's facility management accounts for a small portion of the Company's net operating income (less than 1% of net operating income for the three months ended June 30, 1998). During the three months ended June 30, 1998, $117,000 in net operating income was recognized from facility management operations compared to $179,000 for the same period in 1997. During the six months ended June 30, 1998, $294,000 in net operating income was recognized from facility management operations compared to $366,000 for the same period in 1997. Due to the Company's acquisition of properties previously managed, where the Company managed 53 facilities at March 31, 1997 and 35 facilities at June 30, 1998, facility management fees have decreased.

INTEREST AND OTHER INCOME: Interest and other income primarily reflects earnings on cash balances. Interest and other income was $311,000 for the three months ended June 30, 1998 as compared to $110,000 for the same period in 1997. Interest and other income was $544,000 for the six months ended June 30, 1998 as compared to $139,000 for the same period in 1997. The increases are attributable to increased average cash balances principally due to the Company's issuance of common stock in January and May 1998 and the timing of investing these funds in newly acquired real estate facilities.

DEPRECIATION AND AMORTIZATION EXPENSE: Depreciation and amortization expense for the three months ended June 30, 1998 was $4,256,000, as compared to $1,195,000 for the same period in 1997. Depreciation and amortization expense for the six months ended June 30, 1998 was $6,556,000, as compared to $2,015,000 for the same period in 1997. The increases are due to the acquisition of real estate facilities in 1997 and 1998.

GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $551,000 for the three months ended June 30, 1998 compared to $172,000 for the three months ended June 30, 1997. General and administrative expense was $996,000 for the six months ended June 30, 1998 compared to $385,000 for the six months ended June 30, 1997. The increase is due to the increased scope and acquisition activities of the Company. Management anticipates that with the hiring of executive staff, and as the Company's asset and shareholder bases increase, general and administrative expense will increase.

INTEREST EXPENSE: Interest expense was $822,000 and $1,069,000 for the three and six months ended June 30, 1998 (none for the same periods in 1997). Interest expense for 1998 is attributable to mortgage notes assumed in connection with the acquisition of real estate facilities in March and June 1998 combined with interest expense incurred on short-term borrowings from PSI.

MINORITY INTEREST IN INCOME: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership which are not owned by the Company. Minority interest in income for the three months ended June 30, 1998 was $2,869,000 as compared to $2,579,000 for the same period in 1997. Minority interest in income for the six months ended June 30, 1998 was $5,683,000 as compared to $4,392,000 for the same period in 1997. The increases in minority interest in income are due to improved operating results and the issuance of additional Operating Partnership units, primarily in connection with the acquisition of real estate facilities from PSI on April 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 1998 and 1997 was $23,609,000 and $8,062,000, respectively. Management believes that its internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders and holders of Operating Partnership units for the foreseeable future.

The following table summarizes the Company's ability to make capital improvements to maintain its facilities through the use of cash provided by operating activities. The remaining cash flow is available to the Company to pay distributions to shareholders and acquire property interests.

                                                                             Six months ended June 30,
                                                                         -------------------------------
                                                                               1998            1997
                                                                         --------------   --------------
Net income..........................................................     $ 11,376,000       $1,477,000
Depreciation and amortization.......................................        6,556,000         2,015,000
Change in working capital...........................................           (6,000)          178,000
Minority interest in income.........................................        5,683,000         4,392,000
                                                                         --------------   --------------
Net cash provided by operating activities...........................       23,609,000         8,062,000
Capital improvements to maintain facilities.........................       (3,175,000)       (1,366,000)
                                                                         --------------   --------------
Funds available for distributions to shareholders, minority
  interests, acquisitions and other corporate purposes..............       20,434,000         6,696,000
Cash distributions to shareholders and minority interests...........      (14,392,000)                -
                                                                         --------------   --------------
Excess funds available for acquisitions and other corporate purposes     $  6,042,000       $ 6,696,000
                                                                         ==============   ==============

The Company's capital structure is characterized by low level of leverage. As of June 30, 1998, the Company had five fixed rate mortgage notes payable totaling $29,890,000, which represented 4% of its total capitalization (based on book value, including minority interests and debt).

At June 30, 1998, the Company had no borrowings on its line of credit agreement with PSI. On August 6, 1998, PSB entered into an unsecured line of credit (the "Credit Agreement") with a commercial bank and the line of credit provided by

PSI was canceled. The Credit Agreement has a borrowing limit of $100.0 million and an expiration date of August 5, 2000. The expiration date may be extended by one year on each anniversary of the Credit Agreement. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.55% to LIBOR plus 0.95% depending on the Company's credit ratings and coverage rations, as defined. In addition, the Company is required to pay a quarterly commitment fee of 0.25% (per annum).

The Company expects to fund its growth strategies with cash on hand, internally generated retained cash flows and borrowings from its line of credit. The Company intends to repay amounts borrowed under the credit facility from undistributed cash flow or, as market conditions permit and as determined to be advantageous, from the public or private placement of equity securities.

In January 1998, the Company entered into an agreement with institutional investors whereby the Company agreed to issue 6,774,074 shares of its common stock for cash ($155 million) in separate tranches. The first tranche, representing 2,185,189 shares or $50.0 million, was issued in January 1998. The Company incurred $2,400,000 in costs associated with the issuance. The remainder of the common shares (4,588,885 common shares) were issued on May 6, 1998 and the net proceeds ($105.0 million) were used to repay short-terms borrowings from PSI.

In May 1998, the Company completed two common stock offerings, raising net proceeds totaling $118.9 million. In the first offering, the Company sold 4,000,000 shares of common stock to an underwriter, resulting in approximately $95.2 million of net proceeds. These shares were resold to various institutional investors In the second common stock offering, the Company sold 1,025,800 common shares to an underwriter, resulting in net proceeds of $23.7 million. A portion of the proceeds from these offerings were used to repay short-term borrowings from PSI and to fund the acquisitions of real estate facilities.

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

Funds from operations for the Company is computed as follows:

                                                      Six months ended June 30,
                                                   -----------------------------
                                                         1998            1997
                                                   -------------   -------------
Net income........................................ $  11,376,000   $  1,477,000
Minority interest in income.......................     5,683,000      4,392,000
Depreciation and amortization.....................     6,556,000      2,015,000
                                                   -------------   -------------
  Subtotal........................................    23,615,000      7,884,000
FFO allocated to minority interests...............    (7,867,000)    (5,900,000)
                                                   -------------   -------------
Funds from operations allocated to shareholders... $  15,748,000   $  1,984,000
                                                   =============   =============

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

On August 6, 1998, the Company declared a regular dividend of $0.25 per share payable on September 30, 1998 to shareholders of record on September 15, 1998. This reflects a decrease from $0.34 per common share which was paid to the previous shareholders of Public Storage Properties XI, Inc. The Board of Directors has established a distribution policy to maximize the retention of operating cash flow and only distribute the minimum amount required for the Company to maintain its tax status as a REIT.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         (c) On May 6, 1998, the Registrant sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, an aggregate of 4,588,885 shares of its common stock for an aggregate amount of $104,999,911 in cash to the following institutional investors: State of Michigan Retirement Systems, Cohen & Steers Capital Management, Inc., Morgan Stanley Asset Management, Harvard Private Capital Realty, Inc., ABKB/LaSalle Securities Limited Partnership, Fidelity Real Estate Investment Portfolio, Stanford University, The Fidelity REIT Collective Pool, State Employees' Retirement Fund of the State of Delaware and J.W. McConnell Family Foundation.

Item 5.  Other Information

         (a)      Appointment of Executive Officers
                  ---------------------------------

                    On June 8, 1998, Jack E. Corrigan became Vice President, Chief Financial Officer and Secretary of the Registrant and J. Michael Lynch became Vice President - Director of Acquisitions and Development of the Registrant.

                    Jack E. Corrigan, age 38, is a certified public accountant. From February 1991 until June 1998, Mr. Corrigan was a partner of LaRue, Corrigan & McCormick with responsibility for the audit and accounting practice. He was Controller of Storage Equities, Inc., now known as Public Storage, Inc., from 1989 until February 1991 and was also a Vice President from 1990 until February 1991.

                    J. Michael Lynch, age 45, was Vice President of Acquisitions and Development of Nottingham Properties, Inc. from 1995 until May 1998. Mr. Lynch has 16 years of real estate experience, primarily in acquisitions and development. From 1988 until 1995, he was a development project manager for The Parkway Companies. From 1983 until 1988, Mr. Lynch was an Assistant Vice President, Real Estate Investment Department of First Wachovia Corporation.

         (b)      Credit Agreement
                  ----------------

                    On August 6, 1998, PS Business Parks, L.P. entered into a $100 million Revolving Credit Agreement with a bank. The Revolving Credit Agreement is attached hereto as Exhibit 10.5 and is incorporated herein by this reference.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

          (a)     The following exhibits are included herein:

          (10.1) Agreement of Limited Partnership of PS Business Parks, L.P. dated as of March 17, 1998.

          (10.2) Registration Rights Agreement dated as of March 17, 1998 between PS Business Parks, Inc. and Acquiport Two Corporation ("Acquiport Registration Rights Agreement").

          (10.3) Letter dated May 20, 1998 relating to Acquiport Registration Rights Agreement.

          (10.4) Employment Agreement between PS Business Parks, Inc. and J. Michael Lynch dated as of May 20, 1998.

          (10.5) Revolving Credit Agreement dated August 6, 1998 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein.

          (11)    Statement re: Computation of Earnings per Share

          (12)    Statement  re:  Computation  of  Ratio  of  Earnings  to Fixed
                  Charges

          (27)    Financial Data Schedule

          (b)     Reports on Form 8-K

               The Registrant filed a Current Report on Form 8-K/A dated April 17, 1998 (amending Form 8-K dated March 17, 1998) pursuant to Item 7 which filed financial statements for PS Business Parks, Inc. (successor to American Office Park Properties, Inc.).

               The Registrant filed a Current Report on Form 8-K dated May 4, 1998 (filed May 14, 1998) pursuant to Items 2 and 7 which reported the acquisition of properties from affiliates of Principal Mutual Life and filed financial statements for those properties.

               The  Registrant  filed a Current Report on Form 8-K dated May 20,
1998  pursuant  to  Item  5  which  filed  certain  exhibits   relating  to  the
Registrant's public offering of 4,000,000 shares of common stock.

               The  Registrant  filed a Current Report on Form 8-K dated May 27,
1998  pursuant  to  Item  5  which  filed  certain  exhibits   relating  to  the
Registrant's public offering of 1,025,800 shares of common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Dated:  August 14, 1998



                                 PS BUSINESS PARKS, INC.
                                 BY: /s/ Jack Corrigan
                                     ------------------
                                     Jack Corrigan
                                     Vice President and Chief Financial Officer



                            PS BUSINESS PARKS, INC.
          Exhibit 11: Statement re: Computation of Earnings per Share


                                                                For the Three Months Ended      For the Six Months Ended
                                                                         June 30,                       June 30,
                                                               ------------------------------------------------------------
Basic and Diluted Earnings Per Share:                              1998            1997           1998            1997
                                                               -----------   --------------  --------------   -------------
Net income and net income allocable to
   common shareholders (same for Basic and
   Diluted computations)................................       $7,046,000      $  795,000     $11,376,000     $1,477,000
                                                               ===========   =============   ==============   =============

Weighted average common shares outstanding:

   Basic - weighted average common shares outstanding...       18,649,693       2,197,779     14,926,093       2,185,569
   Net effect of dilutive stock options - based on treasury
     stock method using average market price............           60,883               -         51,683               -
                                                               -----------   --------------  --------------   -------------

   Diluted weighted average common shares outstanding...       18,710,576       2,197,779     14,977,776       2,185,569
                                                               ===========   =============   ==============   =============

Basic earnings per common share.........................       $     0.38      $     0.36     $     0.76      $     0.68
                                                               ===========   =============   ==============   =============
Diluted earnings per common share.......................       $     0.38      $     0.36     $     0.76      $     0.68
                                                               ===========   =============   ==============   =============

                                   Exhibit 11

                             PS BUSINESS PARKS, INC.
           Exhibit 12: Statement re: Computation of Ratio of Earnings
                                to Fixed Charges


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                      --------------------------------------------
                                                                            1998                     1997
                                                                      ----------------          --------------
                                                                           (Amounts in thousands, except ratios)

      Net income                                                      $    11,376             $     1,477
      Add:  minority interest                                               5,683                   4,392
      Less:  minority interest that does not have fixed
        charges                                                                 -                  (4,392)
                                                                      ----------------          --------------

                                                                           17,059                   1,477

        Add:  Interest expense                                              1,069                   -
                                                                      ----------------          --------------
      Earnings available to cover fixed charges                       $    18,128             $     1,477
                                                                      ================          ==============

      Fixed charges (interest expense)                                $     1,069             $     -
                                                                      ================          ==============

      Ratio of earnings to fixed charges                                    16.96                   NA
                                                                      ================          ==============


                                                                Year Ended December 31,
                                    ----------------------------------------------------------------------------
                                        1997             1996            1995             1994            1993
                                    -----------      -----------     -----------      -----------     -----------
                                                         (Amounts in thousands, except ratios)


Net income before taxes             $     3,836      $       519     $     1,192      $     1,245     $     1,517
Minority interest                         8,566                -               -                -               -
                                    -----------      -----------     -----------      -----------     -----------
                                         12,402              519           1,192            1,245           1,517

   Interest expense                           1                -               -                -               -
                                    -----------      -----------     -----------      -----------     -----------
Earnings available to cover
   fixed charges                    $    12,403      $       519     $     1,192      $     1,245     $     1,517
                                    ===========      ===========     ===========      ===========     ===========

Fixed charges - interest expense    $         1      $         -     $         -      $         -     $         -
                                    ===========      ===========     ===========      ===========     ===========
Ratio of earnings to fixed
   charges                               12,403               NA              NA               NA              NA
                                    ===========      ===========     ===========      ===========     ===========

                                 Exhibit 12