Form 10-Q
period 1998-09-30
PS BUSINESS PARKS INC/CA
filed 1998-11-16
CIK 866368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to
                               -------    -------

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

                                    Yes X  No
                                       ---

Number of shares outstanding of each of the issuer's classes of common stock, as
--------------------------------------------------------------------------------
of  November  16,  1998:  Common  Stock,  $0.01  par  value,  23,635,650  shares
--------------------------------------------------------------------------------
outstanding
-----------

                             PS BUSINESS PARKS, INC.

                                      INDEX
                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

         Item 1.  Financial Statements

              Condensed consolidated balance sheets at September 30, 1998
                  and December 31, 1997                                       2

              Condensed consolidated statements of income for the three
                  and nine months ended September 30, 1998 and 1997           3

              Condensed consolidated statement of shareholders' equity for
                  the nine months ended September 30, 1998                    4

              Condensed consolidated statements of cash flows for the
                  nine months ended September 30, 1998 and 1997              5-6

              Notes to condensed consolidated financial statements          7-15


         Item 2.  Management's discussion and analysis of
                  financial condition and results of operations            16-24


PART II.  OTHER INFORMATION

         Item 6.  Exhibits & Reports on Form 8-K                              25

                             PS BUSINESS PARKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         September 30,             December 31,
                                                                             1998                      1997
                                                                        ----------------        -----------------
                                                                         (unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents.........................................      $    32,747,000         $     3,884,000

Real estate facilities, at cost:
     Land.........................................................          175,326,000              91,754,000
     Buildings and equipment......................................          484,472,000             226,466,000
                                                                        ----------------        -----------------
                                                                            659,798,000             318,220,000
     Accumulated depreciation.....................................          (15,104,000)             (3,982,000)
                                                                        ----------------        -----------------
                                                                            644,694,000             314,238,000

Intangible assets, net............................................            1,658,000               3,272,000
Other assets......................................................            4,332,000               2,060,000
                                                                        ----------------        -----------------
              Total assets........................................      $   683,431,000         $   323,454,000
                                                                        ================        =================



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accrued and other liabilities.....................................      $    13,794,000         $     8,331,000
Mortgage notes payable............................................           29,632,000                       -
Note payable to affiliate.........................................                    -               3,500,000
                                                                        ----------------        -----------------
   Total liabilities..............................................           43,426,000              11,831,000

Minority interest.................................................          152,611,000             168,665,000

Shareholders' equity:
   Preferred Stock, $0.01 par value, 50,000,000
     shares authorized, none outstanding at
     September 30, 1998 and December 31, 1997.....................                    -                       -
   Common stock, $0.01 par value, 100,000,000 shares
     authorized, 23,635,650 shares issued and outstanding
     at September 30, 1998 (7,728,309 shares issued and
     outstanding at December 31, 1997)............................              236,000                  77,000
   Paid-in capital................................................          482,327,000             143,277,000
   Cumulative net income..........................................           24,278,000               3,154,000
   Cumulative distributions.......................................          (19,447,000)             (3,550,000)
                                                                        ----------------        -----------------
         Total shareholders' equity...............................          487,394,000             142,958,000
                                                                        ----------------        -----------------
              Total liabilities and shareholders' equity.........       $   683,431,000         $   323,454,000
                                                                        ================        =================

                             See accompanying notes.
                                        2

                             PS BUSINESS PARKS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                           For the three months                For the nine months
                                                            ended September 30,                ended September 30,
                                                       -------------------------------    -------------------------------
                                                           1998               1997            1998               1997
                                                       -------------     -------------    -------------     -------------
Revenues:
   Rental income.................................     $   25,635,000    $    8,256,000   $   61,459,000    $   21,039,000
   Facility management fees primarily from
     affiliates..................................            109,000           221,000          440,000           696,000
   Interest and other income.....................            533,000           183,000        1,077,000           322,000
                                                       -------------     -------------    -------------     -------------
                                                          26,277,000         8,660,000       62,976,000        22,057,000
                                                       -------------     -------------    -------------     -------------

Expenses:
  Cost of operations.............................          7,379,000         3,250,000       18,361,000         8,269,000
  Cost of facility management....................             12,000            48,000           49,000           157,000
  Depreciation and amortization..................          4,865,000         1,395,000       11,421,000         3,410,000
  General and administrative.....................            593,000           382,000        1,589,000           767,000
   Interest expense..............................            667,000                 -        1,736,000                 -
                                                       -------------     -------------    -------------     -------------
                                                          13,516,000         5,075,000       33,156,000        12,603,000
                                                       -------------     -------------    -------------     -------------

Income before minority interest..................         12,761,000         3,585,000       29,820,000         9,454,000

  Minority interest in income....................         (3,013,000)       (2,403,000)      (8,696,000)       (6,795,000)
                                                       -------------     -------------    -------------     -------------

Net income.......................................     $    9,748,000    $    1,182,000   $   21,124,000    $    2,659,000
                                                       =============     =============    =============     =============


Net income per share:
  Basic..........................................     $         0.41    $         0.33   $         1.18    $         1.00
                                                       =============     =============    =============     =============
  Diluted........................................     $         0.41    $         0.33   $         1.17    $         1.00
                                                       =============     =============    =============     =============

Weighted average shares outstanding:
  Basic..........................................         23,635,650         3,555,777       17,920,028         2,652,109
                                                       =============     =============    =============     =============
  Diluted........................................         23,695,747         3,555,777       17,989,772         2,652,109
                                                       =============     =============    =============     =============

                             See accompanying notes.

                             PS BUSINESS PARKS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  For the nine months ended September 30, 1998
                                   (Unaudited)




                                                    Preferred Stock             Common Stock
                                                   -------------------    -------------------------
                                                   Shares     Amount       Shares         Amount
                                                   --------   --------    ---------     -----------
Balances at December 31, 1997.............            -       $   -       7,728,309     $    77,000


   Issuances of common stock:
       Conversion of OP Units.............            -           -       1,785,008          18,000
       Private offerings, net of costs....            -           -       6,774,074          68,000
       Exercise of stock options..........            -           -          39,021               -
       In connection with a business
         combination......................            -           -       2,283,438          23,000
       Public offerings, net of costs.....            -           -       5,025,800          50,000

   Net income.............................            -           -               -               -

   Distributions paid.....................            -           -               -               -

   Adjustment to reflect minority
     interest to underlying ownership
     interest.............................            -           -               -               -
                                                   --------   --------    ---------     -----------

Balances at September 30, 1998............            -       $   -      23,635,650     $   236,000
                                                   ========   ========   ==========     ===========

                             PS BUSINESS PARKS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  For the nine months ended September 30, 1998
                                   (Unaudited)




                                                                                                                 Total
                                                                        Cumulative         Cumulative        Shareholders'
                                                   Paid-in Capital      Net Income        Distributions          Equity
                                                    --------------     ------------      --------------     --------------
Balances at December 31, 1997.............          $  143,277,000     $  3,154,000      $  (3,550,000)     $  142,958,000


   Issuances of common stock:
       Conversion of OP Units.............              33,005,000                -                  -          33,023,000
       Private offering, net of costs.....             152,533,000                -                  -         152,601,000
       Exercise of stock options..........                 651,000                -                  -             651,000
       In connection with a business
         combination......................              46,787,000                -                  -          46,810,000
       Public offerings, net of costs.....             118,810,000                -                  -         118,860,000

   Net income.............................                       -       21,124,000                  -          21,124,000

   Distributions paid.....................                       -                -        (15,897,000)        (15,897,000)

   Adjustment to reflect minority
     interest to underlying ownership
     interest.............................             (12,736,000)               -                  -         (12,736,000)
                                                    --------------     ------------      --------------     --------------

Balances at September 30, 1998............          $  482,327,000     $ 24,278,000      $ (19,447,000)     $  487,394,000
                                                    ==============     ============      ==============     ==============

                             See accompanying notes.

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                       For the nine months ended September 30,
                                                                      ---------------------------------------
                                                                            1998                     1997
                                                                      ----------------      ----------------

Cash flows from operating activities:
   Net income.................................................        $   21,124,000         $    2,659,000
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization expense..................            11,421,000              3,410,000
       Minority interest in income............................             8,696,000              6,795,000
       (Increase) decrease in other assets....................            (2,620,000)               289,000
       Increase in accrued and other liabilities..............             3,221,000              1,170,000
                                                                      ----------------      ----------------
            Total adjustments.................................            20,718,000             11,664,000
                                                                      ----------------      ----------------

         Net cash provided by operating activities............            41,842,000             14,323,000
                                                                      ----------------      ----------------

Cash flows from investing activities:
       Acquisition of real estate facilities..................          (252,649,000)           (43,360,000)
       Acquisition cost of business combination...............              (424,000)                     -
       Capital improvements to real estate facilities.........            (6,030,000)            (2,321,000)
       Payment received from PSI and affiliates for net
           property operating liabilities assumed.............                     -              2,233,000
                                                                      ----------------      ----------------

         Net cash used in investing activities................          (259,103,000)           (43,448,000)
                                                                      ----------------      ----------------

Cash flows from financing activities:
       Borrowings from an affiliate...........................           179,000,000                      -
       Repayment of borrowings from an affiliate..............          (182,500,000)                     -
       Principal payments on mortgage notes payable...........              (343,000)                     -
       Decrease in receivable from affiliate..................                     -                781,000
       Proceeds from the issuance of common stock, net........           272,112,000             33,880,000
       Distributions paid to shareholders.....................           (15,897,000)                     -
       Distributions to minority interests....................            (6,248,000)                     -
                                                                      ----------------      ----------------

         Net cash provided by financing activities............           246,124,000             34,661,000
                                                                      ----------------      ----------------

Net increase in cash and cash equivalents.....................            28,863,000              5,536,000

Cash and cash equivalents at the beginning of the period......             3,884,000                919,000
                                                                      ----------------      ----------------

Cash and cash equivalents at the end of the period............        $   32,747,000         $    6,455,000
                                                                      ================      ================



                             See accompanying notes.

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                For the nine months ended September 30,
                                                                                ---------------------------------------
                                                                                      1998                     1997
                                                                                ----------------      ----------------


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCIAL ACTIVITIES:

Acquisitions of real estate facilities and associated assets and liabilities in exchange for preferred stock, minority interests, and mortgage notes payable:
   Real estate facilities.................................................        $(33,584,000)        $(141,480,000)
   Other assets (deposits on real estate acquisitions)....................             800,000                     -
   Accrued and other liabilities..........................................           1,245,000                     -
   Minority interest......................................................           1,564,000           120,750,000
   Preferred stock........................................................                   -               100,000
   Paid in capital........................................................                   -            19,900,000
   Mortgage notes payable.................................................          29,975,000                     -
   Intangible assets......................................................                   -               730,000

Business combination:
   Real estate facilities.................................................         (48,000,000)                    -
   Other assets...........................................................            (452,000)                    -
   Accrued and other liabilities..........................................           1,218,000                     -
   Common stock...........................................................              23,000                     -
   Paid in capital........................................................          46,787,000                     -

Conversion of OP Units into shares of common stock:
   Minority interest......................................................         (33,023,000)
   Common stock...........................................................              18,000                     -
   Paid in capital........................................................          33,005,000                     -

Adjustment to reflect minority interest to underlying ownership interest:
   Minority interest......................................................          12,736,000                     -
   Paid in capital........................................................         (12,736,000)                    -

Exchange of preferred stock for common stock:
   Preferred stock........................................................                   -               (175,000)
   Common stock...........................................................                   -                175,000

Adjustment to acquisition cost (see Note 2):
   Real estate facilities.................................................          (1,315,000)            (7,146,000)
   Accumulated depreciation...............................................                   -               (820,000)
   Intangible assets......................................................           1,315,000             (4,395,000)
   Paid in capital........................................................                   -             12,361,000

                             See accompanying notes.

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

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

     Commencing in 1997, PSB began to own and operate commercial properties for its own behalf. At September 30, 1998, PSB and the Operating Partnership collectively owned and operated 98 commercial properties (approximately
     10.3 million net rentable square feet) located in 11 states. In addition, the Operating Partnership managed, on behalf of PSI and affiliated entities, 35 commercial properties (approximately 1.0 million net rentable square feet).

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes of PSB for the year ended December 31, 1997 filed on Form 8-K/A dated April 17, 1998 (amending Form 8-K dated March 17, 1998).

     The condensed consolidated financial statements include the accounts of PSB and the Operating Partnership. At September 30, 1998, PSB owned approximately 73% of the OP Units of the Operating Partnership. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership.

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

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998


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

     INTANGIBLE ASSETS:

     Intangible assets consist of property management contracts for properties managed, but not owned, by PSB. The intangible assets are being amortized over seven years. As properties managed are subsequently acquired by PSB, the unamortized basis of intangible assets related to such property is included in the cost of acquisition of such property. During April 1997, PSB acquired four properties from PSI and included in the cost of real estate facilities for such properties is $730,000 of cost previously classified as intangible assets. In connection with the Merger, PSB acquired 13 properties and included in the cost of such properties is $1,315,000 (which was net of accumulated amortization of $194,000) of costs previously classified as intangible assets. Intangible assets at September 30, 1998 are net of accumulated amortization of $497,000.

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

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998



     NET INCOME PER COMMON SHARE:

     In 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share.

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

     INCOME TAXES:

     During 1997, PSB qualified and intends to continue to qualify as a real estate investment trust ("REIT"), as defined in Section 856 of the Internal Revenue Code. As a REIT, PSB is not taxed on that portion of its taxable income which is distributed to its shareholders provided that PSB meets certain tests. PSB believes it met these tests during 1997. In addition, PSP11 (the legal entity for income tax reporting purposes subsequent to the March 17, 1998 merger) believes it has also met the REIT tests during 1997 and for the nine months ended September 30, 1998. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

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

     ACQUISITION COSTS:

     Internal  acquisition  costs are  expensed as  incurred.

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

     * Each share of PSP11 common stock Series B and each share of PSP11 common stock Series C converted into .8641 shares of PSP11 common stock.

     * Each share of AOPP common stock converted into 1.18 shares of PSP11 common stock.

     * Concurrent with the Merger, PSP11 exchanged 11 mini-warehouses and two properties that combine mini-warehouse and commercial space for 11 commercial properties owned by PSI. The fair value of each group of real estate facilities was approximately $48 million.

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998


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
                 ------------------------------
                 Real estate facilities...........          $48,000,000
                 Other assets.....................              452,000
                 Accrued and other liabilities....           (1,218,000)
                                                            -----------
                     Total allocation.............          $47,234,000
                                                            ===========



The historical operating results of PSP11 prior to the Merger have not been included in PSB's historical operating results. Pro forma data for the nine months ended September 30, 1998 and 1997 as though the Merger and related exchange of properties have been effective at the beginning of fiscal 1997 are as follows:

                                                 Nine months ended September 30,
                                                     1998                1997
                                                 ------------       ------------
    Revenues....................................  $ 64,853            $ 28,445
    Net income..................................  $ 21,908            $  4,787
    Net income per share - basic................  $   1.18            $   0.97
    Net income per share - diluted..............  $   1.18            $   0.97

The pro forma data does not purport to be indicative either of the results of operations that would have occurred had the Merger occurred at the beginning of fiscal 1997 or of the future results of PSB.

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

4.   REAL ESTATE FACILITIES

The activity in real estate facilities for the nine months ended September 30, 1998 is as follows:

                                                                                    Accumulated
                                                   Land             Buildings       Depreciation           Total
                                               -------------    -------------    ---------------    ---------------

       Balances at December 31, 1997........   $ 91,754,000     $ 226,466,000    $    (3,982,000)   $   314,238,000
       Property acquisitions................     69,172,000       217,061,000                  -        286,233,000
       Acquired in connection with the
            Merger..........................     14,400,000        33,600,000                  -         48,000,000
       Adjustment from intangible assets....              -         1,315,000                  -          1,315,000
       Capital improvements.................              -         6,030,000                  -          6,030,000
       Depreciation expense.................              -                 -        (11,122,000)       (11,122,000)
                                               -------------    -------------    ---------------    ---------------
       Balances at September 30, 1998.......   $175,326,000     $ 484,472,000    $   (15,104,000)   $   644,694,000
                                               =============    =============    ================   ===============

On January 13, 1998, PSB acquired a commercial property (approximately 308,000 net rentable square feet) from an unaffiliated third party for approximately $22,518,000, consisting of cash totaling $22,325,000 (of which $500,000 was paid before December 31, 1997) and the issuance of 8,428 OP Units having a value of approximately $193,000.

In March 1998, PSB acquired two commercial properties (approximately 403,000 net rentable square feet) from unaffiliated third parties for an aggregate cost of approximately $32,916,000, consisting of cash totaling $17,377,000 (of which $300,000 was paid before December 31, 1997), the issuance of 44,250 OP Units having a value of approximately $1,013,000 and the assumption of mortgage notes payable of $14,526,000.

On May 4, 1998, PSB acquired 29 commercial properties (approximately 2.3 million net rentable square feet) from an unaffilated third party for an aggregate cost of approximately $190 million in cash.

In June 1998, PSB acquired three properties (approximately 343,000 net rentable square feet) from unaffiliated third parties for an aggregate cost of approximately $29,101,000, consisting of cash totaling $13,449,000, the issuance of 8,882 OP Units having a value of approximately $203,000 and the assumption of mortgage notes payable of $15,449,000.

On September 30, 1998, PSB acquired a commercial property (approximately 125,000 net rentable square feet) from an unaffiliated third party for approximately $8,473,000, consisting of cash totaling $8,317,000 and the issuance of 6,540 OP Units having a value of approximately $156,000.

5.    LEASING ACTIVITY

Future minimum rental revenues under non-cancelable leases as of September 30, 1998 with tenants for the above real estate facilities are as follows:


           1998 (October - December)                  $   20,727,000
           1999                                           73,934,000
           2000                                           52,696,000
           2001                                           35,247,000
           2002                                           23,586,000
           Thereafter                                     31,710,000
                                                      --------------
                                                      $  237,900,000
                                                      ==============

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998


6.   REVOLVING LINE OF CREDIT

     On August 6, 1998, PSB entered into an unsecured line of credit (the "Credit Agreement") with a commercial bank. The Credit Agreement has a borrowing limit of $100 million and an expiration date of August 5, 2000. The expiration date may be extended by one year on each anniversary of the Credit Agreement. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.55% to LIBOR plus 0.95% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 0.80%). In addition, the Company is required to pay a commitment fee of 0.25% (per annum).


7.   MORTGAGE NOTES PAYABLE

     Mortgage notes at September 30, 1998 consist of the following:

       7.125% mortgage note,  secured by one commercial  property,  principal
          and interest payable monthly, due May 2006                            $ 8,945,000

       8.125% mortgage note,  secured by one commercial  property,  principal
          and interest payable monthly, due July 2005                             5,439,000

       8.5% mortgage note, secured by one commercial property,  principal and
          interest payable monthly, due July 2007.                                1,950,000

       8% mortgage note,  secured by one commercial  property,  principal and
          interest payable monthly, due April 2003                                1,702,000

       7.625% mortgage note,  secured by one commercial  property,  principal
          and interest payable monthly, due May 2004                             11,596,000
                                                                                ------------
                                                                                $29,632,000
                                                                                ============

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998


At September 30, 1998, approximate principal maturities of mortgage notes payable are as follows:

                  1998 (October - December)                  $      263,000
                  1999                                            1,103,000
                  2000                                            1,190,000
                  2001                                            1,285,000
                  2002                                            1,386,000
                  Thereafter                                     24,405,000
                                                             ---------------
                                                             $   29,632,000
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

     At September 30, 1998, there were 7,400,951 OP Units owned by minority interests (7,305,355 were owned by PSI and affiliated entities and 95,596 were owned by unaffiliated third parties). On a fully converted basis, assuming all 7,400,951 minority interest OP Units were converted into shares of common stock of PSB at September 30, 1998, the minority interests would own approximately 23.8% of the pro forma common shares outstanding. At the end of each reporting period, PSB determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon this pro forma ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests' equity.

9.   PROPERTY MANAGEMENT CONTRACTS

     The Operating Partnership manages industrial, office and retail facilities for PSI and entities affiliated with PSI, and third party owners. These facilities, all located in the United States, operate under the "Public Storage" or "PS Business Parks" name.

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998


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

     In  January  1998,   PSB  entered  into  an  agreement   with  a  group  of
     institutional investors under which PSB agreed to issue up to 6,774,074 shares of common stock at $22.88 per share in cash (an aggregate of $155 million) in separate tranches. The first tranche, representing 2,185,189 shares or $50 million, was issued in January 1998. PSB incurred $2,499,000 in costs associated with the issuance. The remainder of the common shares (4,588,885 common shares) were issued on May 6, 1998 and the net proceeds ($105 million) were used to fund a portion of the cost to acquire commercial properties in May 1998.

     In May 1998, PSB completed two common stock offerings, raising net proceeds in aggregate totaling $118.9 million through the issuance of 5,025,800 common shares. A portion of the net proceeds were used in connection with a $190 million property portfolio acquisition.

     On March 31, 1998, June 30, 1998 and September 30, 1998, PSB paid quarterly distributions to its common shareholders totaling $4,079,000 ($0.347 per common share), $5,909,000 ($0.25 per common share) and $5,909,000 ($0.25 per common share), respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------

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

HISTORICAL OVERVIEW: PS Business Parks, Inc. ("PSB" or the "Company") is a self-managed, self-advised real estate investment trust that acquires, owns and operates commercial properties. The Company is the sole general partner of PS Business Parks, L.P. (the "Operating Partnership") through which the Company conducts  most of its  activities  and  owned,  as of  September  30,  1998,  an approximate  73%  partnership  interest.  Substantially  all  of  the  remaining
partnership  interest  is  owned  by  Public  Storage,   Inc.  ("PSI")  and  its
affiliates.

The commercial properties owned by the Company and the Operating Partnership generally include both business park (industrial/flex space) and office space. The industrial space is used for, among other things, light manufacturing and assembly, storage and warehousing, distribution and research and development activities. Most of the office space is occupied by tenants who are also renting industrial space. The commercial properties typically consist of one to ten one-story buildings located on three to 20 acres and contain from approximately 10,000 to 500,000 square feet of rentable space (more than 50,000 square feet in the case of the free-standing properties). A property is typically divided into units ranging in size from 500 to 50,000 square feet. Leases generally range from one to seven years and some tenants have options to extend the original terms of their leases.

During 1997 and the first nine months of fiscal 1998, the Company completed a number of business transactions which have had a significant impact to the Company's comparative operating results for the three and nine months ended September 30, 1998 and 1997:


     * MERGER: PSB is the successor to American Office Park Properties, Inc. ("AOPP") which merged with and into Public Storage Properties XI, Inc. ("PSP 11") on March 17, 1998 (the "Merger"). The name of the surviving company was changed to "PS Business Parks, Inc." in connection with the merger.

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

          On January 2, 1997, the Company acquired 35 commercial properties (approximately 3.0 million net rentable square feet) from PSI and affiliated entities in exchange for 1,198,680 shares of non-voting participating preferred stock and 5,824,383 units of the Operating Partnership ("OP Units").

          On April 1, 1997, the Company acquired four commercial properties from PSI (approximately 370,000 net rentable square feet) in exchange for 1,480,968 OP Units.

          On July 31, 1997, the Company acquired two commercial properties (approximately 435,000 net rentable square feet) from an unaffiliated third party for an aggregate cost of approximately $33,310,000 in cash.

          On September 24, 1997, the Company acquired a commercial property (approximately 150,000 net rentable square feet) from an unaffiliated third party for approximately $10,283,000, consisting of cash totaling $9,959,000 and the issuance of 14,384 OP Units.

          On December 10, 1997, the Company acquired a commercial property (approximately 51,000 net rentable square feet) from an unaffiliated third party for approximately $3,854,000, consisting of cash totaling $3,554,000 and the issuance of 13,111 OP Units.

          On December 24, 1997, the Company  acquired six commercial  properties
          (approximately 2.0 million net rentable square feet) valued at $118,655,000 and $1,000,000 in cash from a subsidiary of a state pension plan through a merger and contribution. In connection with the transaction, the Company issued 3,504,758 common shares of the Company and 1,785,007 OP Units to the subsidiary of the state pension plan. The Company incurred approximately $3,300,000 in costs in connection with the transaction.

          On January 13, 1998, the Company acquired a commercial property (approximately 308,000 net rentable square feet) from an unaffiliated third party for approximately $22,518,000, consisting of cash totaling $22,325,000 and the issuance of 8,428 OP Units having a value of approximately $193,000.

          In March 1998, the Company acquired two commercial properties (approximately 403,000 net rentable square feet) from unaffiliated third parties for an aggregate cost of approximately $32,916,000, consisting of cash totaling $17,377,000, the issuance of 44,250 OP Units having a value of approximately $1,013,000 and the assumption of mortgage notes payable of $14,526,000.

          On May 4, 1998, the Company acquired 29 commercial properties (approximately 2.3 million net rentable square feet) from an unaffiliated third party for an aggregate cost of approximately $190 million in cash.

          In June 1998, the Company acquired three properties (approximately 343,000 net rentable square feet) from unaffiliated third parties for an aggregate cost of approximately $29,101,000, consisting of cash totaling $13,449,000, the issuance of 8,882 OP Units having a value of approximately $203,000 and the assumption of mortgage notes payable of $15,449,000.

          On September 30, 1998, the Company acquired a commercial property (approximately 125,000 net rentable square feet) from an unaffiliated third party for approximately $8,473,000, consisting of cash totaling $8,317,000 and the issuance of 6,540 OP Units having a value of approximately $156,000.

     * COMMON STOCK ISSUANCES FOR CASH: In connection with the Company's July 1997 acquisition of properties, the Company issued 2,025,769 shares of common stock primarily to PSI for cash totaling $33,800,000.

          In January 1998, the Company entered into an agreement with a group of institutional investors under which the Company agreed to issue up to 6,774,074 shares of common stock at $22.88 per share in separate tranches. The first tranche, representing 2,185,189 shares or $50 million was issued in January 1998. The remainder of the shares were issued on May 6, 1998 for $105 million.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997: Net income for the three months ended September 30, 1998 was $9,748,000 compared to $1,182,000 for the same period in 1997. Net income for the nine months ended September 30, 1998 was $21,124,000 compared to $2,659,000 for the same period in 1997. Net income per common share on a diluted basis was $0.41 (based on weighted average diluted shares outstanding of 23,695,747) for the three months ended September 30, 1998 compared to net income per common share on a diluted basis of $0.33 (based on diluted weighted average shares outstanding of 3,555,777) for the three months ended September 30, 1997, representing an increase of 24.2%. Net income per common share on a diluted basis was $1.17 (based on weighted average diluted shares outstanding of 17,989,772) for the nine months ended September 30, 1998 compared to net income per common share on a diluted basis of $1.00 (based on diluted weighted average shares outstanding of 2,652,109) for the nine months ended September 30, 1997, representing an increase of 17.0%. The increases in net income and net income per share reflects the Company's significant growth in its asset base through the acquisition of commercial properties and increase in net operating income from the consistent group of properties.

PROPERTY OPERATIONS: The Company's property operations account for almost all of the net operating income earned by the Company. The following table presents the operating results of the properties for the three and nine months ended September 30, 1998 and 1997:

                                                 Three months ended September 30,      Nine months ended September 30,
                                              -------------------------------------   -------------------------------------
                                                  1998         1997        Change         1998         1997        Change
                                              -------------  -----------  ---------   -------------  -----------  ---------
    Rental income:
    Facilities owned throughout each period
      (35 facilities, 3.0 million net
      rentable square feet).................   $ 6,314,000   $6,032,000        4.7%    $18,695,000  $17,896,000        4.5%
    Facilities acquired between March 31,
      1997 and June 30, 1998 (62
      facilities, 7.2 million net rentable
      square feet)..........................    19,321,000    2,224,000      768.8%     42,764,000    3,143,000    1,260.6%
                                              -------------  -----------  ---------   -------------  -----------  ---------
    Total rental income.....................   $25,635,000   $8,256,000      210.5%    $61,459,000  $21,039,000      192.1%
                                              =============  ===========  =========   =============  ===========  =========

    Cost   of   operations   (excluding
      depreciation):
    Facilities owned throughout each period.    $2,599,000   $2,576,000        0.9%    $ 7,560,000  $ 7,439,000        1.6%
    Facilities acquired between March 31,
      1997 and June 30, 1998................     4,780,000      674,000      609.2%     10,801,000      830,000    1,201.3%
                                              -------------  -----------  ---------   -------------  -----------  ---------
    Total cost of operations................    $7,379,000   $3,250,000      127.0%    $18,361,000   $8,269,000      122.0%
                                              =============  ===========  =========   =============  ===========  =========

    Net operating income (rental income
      less cost of operations):
    Facilities owned throughout each period.    $3,715,000   $3,456,000        7.5%    $11,135,000  $10,457,000        6.5%
    Facilities acquired between March 31,
      1997 and June 30, 1998................    14,541,000    1,550,000      838.1%     31,963,000    2,313,000    1,281.9%
                                              -------------  -----------  ---------   -------------  -----------  ---------
    Total net operating income..............   $18,256,000   $5,006,000      264.7%    $43,098,000  $12,770,000      237.5%
                                              =============  ===========  =========   =============  ===========  =========

    Other operating data:
    ---------------------
    For the facilities owned throughout
      each period:
      Annualized realized rent per occupied
      square foot...........................         $8.85       $8.52        3.9%         $ 8.77        $8.41        4.3%
      Weighted average occupancy for the
      period................................          94.7%       94.0%       0.7%           94.1%        93.9%       0.2%

Rental income and net operating income ("NOI") are summarized for the three months ended September 30, 1998 by major geographical region below:


                                      Rental              Percentage                             Percentage
           Region                     Income               of Total              NOI              of Total
-------------------------           -------------         -------------      -------------       -------------
Southern California                 $7,676,000               29.9%             $5,540,000            30.3%
Northern California                  2,013,000                7.9%              1,455,000             8.0%
Virginia/Maryland                    6,640,000               25.9%              4,817,000            26.4%
Texas                                4,347,000               17.0%              2,749,000            15.1%
Oregon                               3,558,000               13.9%              2,851,000            15.6%
Other                                1,401,000                5.4%                844,000             4.6%
                                  -------------         -------------         -------------       ---------
Total                              $25,635,000              100.0%            $18,256,000           100.0%
                                  =============         =============         =============       =========

SUPPLEMENTAL PROPERTY DATA AND TRENDS: In order to evaluate how the Company's overall portfolio has performed, management analyzes the operating performance of a consistent group of 51 properties (4.2 million net rentable square feet). These 51 properties represent a mature group of properties which have been managed by the Company for at least three years and, as of March 17, 1998, were owned by the Company. The table below summarizes the historical operations of the 51 properties for the three and nine months ended September 30, 1998 and 1997; however, the Company did not own all of the properties throughout the periods presented and therefore, such operations are not all reflected in the Company's historical operating results.

The following table summarizes the pre-depreciation historical operating results of these "Same Park" facilities:

                                                                                Three months ended September 30,
                                                                          -----------------------------------------------
                                                                            1998 (1)            1997 (1)          Change
                                                                          -------------  ----------------  --------------
          Rental income (2)......................................            $9,820,000      $9,275,000           5.9%
          Cost of operations.....................................             3,934,000       3,920,000           0.4%
                                                                          -------------  ----------------  --------------
            Net operating income.................................            $5,886,000      $5,355,000           9.9%
                                                                          =============  ================  ==============
              Gross margin (3)...................................              59.9%              57.7%           2.2%

          Annualized realized rent per occupied square foot (4)..             $9.85              $9.26            6.4%

          Weighted average occupancy for the period..............              95.7%              95.8%          (0.1)%


                                                                                 Nine months ended September 30,
                                                                          -----------------------------------------------
                                                                            1998 (1)            1997 (1)           Change
                                                                          -------------  ----------------  --------------
          Rental income (2)......................................         $28,977,000        $27,451,000          5.6%
          Cost of operations ....................................          11,155,000         11,160,000            -%
                                                                          -------------  ----------------  --------------
            Net operating income.................................         $17,822,000        $16,291,000          9.4%
                                                                          =============  ================  ==============
              Gross margin (3)...................................            61.5%              59.3%             2.2%

          Annualized realized rent per occupied square foot (3)..            $9.67              $9.12             6.0%

          Weighted average occupancy for the period..............            95.4%              95.8%            (0.4)%

(1) Operations for the three and nine months ended September 30, 1998 represent the historical operations of the 51 properties; however, the Company did not own all of the properties throughout all periods presented and therefore such operations are not reflected in the Company's historical operating results. All such properties were owned effective March 17, 1998.
(2)  Rental income does not include the effect of straight line accounting.
(3) Gross margin is computed by dividing property net operating income by rental income.
(4) Realized rent per square foot represents the actual revenue earned per occupied square foot.

The following tables summarize by major geographic region the operating results displayed above:

THREE MONTH RESULTS
-------------------
                             Revenues      Revenues     Percentage       NOI           NOI        Percentage
                               1998          1997        Increase        1998          1997        Increase
                            -----------   -----------   ----------     ----------    ----------   -----------
Southern California          $3,767,000    $3,613,000       4.3%       $2,382,000    $2,200,000        8.3%
Northern California           1,430,000     1,315,000       8.7%          949,000       839,000       13.1%
Texas                         1,670,000     1,632,000       2.3%          795,000       780,000        1.9%
Virginia/Maryland             1,359,000     1,231,000      10.4%          839,000       698,000       20.2%
Arizona                         692,000       632,000       9.5%          373,000       331,000       12.7%
Other                           902,000       852,000       5.9%          548,000       507,000        8.1%
                            -----------   -----------   ----------     ----------    ----------   -----------
Total                        $9,820,000    $9,275,000       5.9%       $5,886,000    $5,355,000        9.9%
                            ===========   ===========   ==========     ==========    ==========   ===========

NINE MONTH RESULTS
------------------
                             Revenues       Revenues      Percentage        NOI             NOI        Percentage
                               1998           1997         Increase         1998           1997         Increase
                             -----------   ------------   ----------      -----------    -----------   -----------
Southern California          $11,150,000    $10,675,000       4.4%         $7,131,000     $6,600,000        8.0%
Northern California            4,224,000      3,900,000       8.3%          2,860,000      2,599,000       10.0%
Texas                          4,938,000      4,845,000       1.9%          2,476,000      2,444,000        1.3%
Virginia/Maryland              3,940,000      3,697,000       6.6%          2,459,000      2,060,000       19.4%
Arizona                        2,027,000      1,851,000       9.5%          1,225,000      1,101,000       11.3%
Other                          2,698,000      2,483,000       8.7%          1,671,000      1,487,000       12.4%
                             -----------   ------------   ----------      -----------    -----------   -----------
Total                        $28,977,000    $27,451,000       5.6%        $17,822,000    $16,291,000        9.4%
                             ===========   ============   ==========      ===========    ===========   ===========

The increases noted above reflect the strength of our existing markets. All major markets except Dallas, Texas have shown increases in occupancy and rental rates without corresponding increases in expenses. Texas has underperformed the rest of the portfolio due to temporary vacancies in our "Same Park" Dallas facilities. In addition, the Texas properties incurred higher utility costs due to unusually hot weather during the third quarter.

FACILITY MANAGEMENT OPERATIONS: The Company's facility management accounts for a small portion of the Company's net operating income. During the three months ended September 30, 1998, $97,000 in net operating income was recognized from facility management operations compared to $173,000 for the same period in 1997. During the nine months ended September 30, 1998, $391,000 in net operating income was recognized from facility management operations compared to $539,000 for the same period in 1997. Facility management fees have decreased due to the Company's acquisition of properties previously managed.

INTEREST AND OTHER INCOME: Interest and other income primarily reflect earnings on cash balances. Interest income was $533,000 for the three months ended September 30, 1998 compared to $183,000 for the same period in 1997. Interest income was $1,077,000 for the nine months ended September 30, 1998 compared to $322,000 for the same period in 1997. The increases are attributable to increased average cash balances primarily due to the Company's issuance of common stock in January and May 1998 and the timing of investing these funds in newly acquired real estate facilities. Average cash balances for the three and nine months ended September 30, 1998 were approximately $28 million and $41 million, respectively, compared to $8 million and $13 million for the same periods in 1997.

DEPRECIATION AND AMORTIZATION EXPENSE: Depreciation and amortization expense for the three months ended September 30, 1998 was $4,865,000 compared to $1,395,000 for the same period in 1997. Depreciation and amortization expense for the nine months ended September 30, 1998 was $11,421,000 compared to $3,410,000 for the same period in 1997. The increases are due to the acquisition of real estate facilities in 1997 and 1998.

GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $593,000 for the three months ended September 30, 1998 compared to $382,000 for the same period in 1997. General and administrative expense was $1,589,000 for the nine months ended September 30, 1998 compared to $767,000 for the same period in 1997. The increase is due to the increased scope and acquisition activities of the Company.

INTEREST EXPENSE: Interest expense was $667,000 and $1,736,000 for the three and nine months ended September 30, 1998 (none for the same periods in 1997). Interest expense for 1998 is attributable to mortgage notes assumed in connection with the acquisition of real estate facilities in March and June 1998, short-term borrowings in connection with an acquisition and the amortization of line of credit facility costs.

MINORITY INTEREST IN INCOME: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership which are not owned by the Company. Minority interest in income for the three months ended September 30, 1998 was $3,013,000 compared to $2,403,000 for the same period in 1997.
Minority interest in income for the nine months ended September 30, 1998 was $8,696,000 compared to $6,795,000 for the same period in 1997. The increases in minority interest in income are due to improved operating results and the issuance of additional Operating Partnership units, primarily in connection with the acquisition of real estate facilities on April 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 30, 1998 and 1997 was $41,842,000 and $14,323,000, respectively. Management believes that its internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders and holders of OP Units for the foreseeable future.

The following table summarizes the Company's ability to make capital improvements to maintain its facilities through the use of cash provided by operating activities. The remaining cash flow is available to the Company to pay distributions to shareholders and acquire property interests.

                                                                           Nine months ended September 30,
                                                                             1998              1997
                                                                         -------------     --------------
Net income..........................................................     $ 21,124,000       $ 2,659,000
Depreciation and amortization.......................................       11,421,000         3,410,000
Change in working capital...........................................          601,000         1,459,000
Minority interest in income.........................................        8,696,000         6,795,000
                                                                         -------------     --------------
Net cash provided by operating activities...........................       41,842,000        14,323,000
Maintenance capital expenditures....................................           (2,117)           (1,143)
Tenant improvements.................................................           (2,588)             (891)
Capitalized lease commissions.......................................           (1,325)             (287)
                                                                         -------------     --------------
Funds available for distributions to shareholders, minority                35,812,000        12,002,000
  interests, acquisitions and other corporate purposes..............
Cash distributions to shareholders and minority interests...........      (22,145,000)                -
                                                                         -------------     --------------
Excess funds available for acquisitions and other corporate purposes     $ 13,667,000       $12,002,000
                                                                         =============     ==============

The Company's capital structure is characterized by a low level of leverage. As of September 30, 1998, the Company had five fixed rate mortgage notes payable totaling $29,632,000, which represented 4% of its total capitalization (based on book value, including minority interests and debt). The weighted average interest rate is 7.6%.


On August 6, 1998, PSB entered into an unsecured line of credit (the "Credit Agreement") with a commercial bank. The Credit Agreement has a borrowing limit of $100 million and an expiration date of August 5, 2000. The expiration date may be extended by one year on each anniversary of the Credit Agreement. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.55% to LIBOR plus 0.95% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 0.80%). In addition, the Company is required to pay a commitment fee of 0.25% (per annum).

The Company expects to fund its growth strategies with cash on hand, internally generated retained cash flows and temporary borrowings from its line of credit. The Company intends to repay amounts borrowed under the credit facility from undistributed cash flow or, as market conditions permit and as determined to be advantageous, from the public or private placement of preferred and common stock or formation of joint ventures.

In January 1998, the Company entered into an agreement with institutional investors whereby the Company agreed to issue 6,774,074 shares of its common stock for cash ($155 million) in separate tranches. The first tranche, representing 2,185,189 shares or $50 million, was issued in January 1998. The Company incurred $2,400,000 in costs associated with the issuance. The remainder of the common shares (4,588,885 common shares) were issued on May 6, 1998 and the net proceeds ($105 million) were used to repay short-term borrowings.

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

FUNDS FROM OPERATIONS: Funds from operations ("FFO") is defined by the Company as net income, computed in accordance with generally accepted accounting principles ("GAAP"), before depreciation, amortization, straight line rent adjustments and extraordinary or non-recurring items. FFO is presented because the Company considers FFO to be a useful measure of the operating performance of a REIT which, together with net income and cash flows, provides investors with a basis to evaluate the operating and cash flow performances of a REIT. FFO does not represent net income or cash flows from operations as defined by GAAP. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for cash flow or net income as a measure of liquidity or operating performance or ability to make acquisitions and capital improvements or ability to pay distributions or debt principal payments. Also, FFO as computed and disclosed by the Company may not be comparable to FFO computed and disclosed by other REITs.

Funds from operations for the Company is computed as follows:

                                                                            Nine months ended September 30,
                                                                            -------------------------------
                                                                               1998               1997
                                                                            -------------    --------------
Net income.........................................................        $  21,124,000    $   2,659,000
Minority interest in income........................................            8,696,000        6,795,000
Depreciation and amortization......................................           11,421,000        3,410,000
Effects of straight line rents.....................................             (924,000)               -
                                                                            -------------    --------------
  Subtotal.........................................................           40,317,000       12,864,000
FFO allocated to minority interests................................          (11,757,000)      (9,246,000)
                                                                            -------------    --------------
Funds from operations allocated to shareholders....................        $  28,560,000    $   3,618,000
                                                                            =============   ===============

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

On November 5, 1998, the Company declared a regular dividend of $0.25 per share payable on December 31, 1998 to shareholders of record on December 15, 1998. The Board of Directors has established a distribution policy to maximize the retention of operating cash flow and only distribute the minimum amount required for the Company to maintain its tax status as a REIT.

IMPACT OF YEAR 2000

The Company utilizes PSI's information systems in connection with a cost sharing and administrative services agreement. The Company and PSI have completed an assessment of all of its hardware and software applications including those affecting the Company to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been written using two digits rather than four to define the applicable year. Certain computer programs or hardware with the Y2K Issue have date-sensitive applications or embedded chips that may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations or system failure causing disruptions to operations.

The Company in conjunction with PSI has an implementation in process for critical applications, including its general ledger and related systems, that are believed to have Y2K issues. PSI and the Company expect the implementation to be complete by June 1999. Contingency plans have been developed for use in case the implementations are not completed on a timely basis. The Company presently believes that the impact of the Y2K Issue on its systems can be mitigated. However, if the plan for ensuring Year 2000 compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, operations of the Company could be materially impacted.

Certain of the Company's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, are currently being evaluated, and the Company expects the evaluation to be complete by June 1999. The Company expects the implementation of any required solutions to be complete in advance of December 31, 1999. The Company has not fully evaluated the impact of lack of Year 2000 compliance on these systems, but has no reason to believe that lack of compliance would materially impact its operations.

The Company exchanges electronic data with certain outside vendors in the banking and payroll processing areas. The Company has been advised by these vendors that their systems are or will be Year 2000 compliant and has requested a Year 2000 compliance certification from these entities. The Company is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that the Company has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

The total cost of PSI's year 2000 compliance activities (which primarily consists of the costs of new systems) will be allocated to all entities that use the PSI computer systems. The amount to be allocated to the Company is estimated at approximately $500,000. These costs are or will be capitalized.

The costs of the projects and the date on which PSI and the Company believe that it will be Year 2000 compliant are based upon management's best estimates, and were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. There can be no assurance that PSI and the Company have identified all potential Y2K Issues either within the Company or at external agents. In addition, the impact of the Y2K issue on governmental entities and utility providers and the resultant impact on the Company, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   The following exhibits are included herein:

               (11)  Statement re: Computation of Earnings per Share

               (12) Statement re: Computation of Ratio of Earnings to Fixed Charges

               (27)  Financial Data Schedule

         (b)   Reports on Form 8-K

     The Registrant filed a Current Report on Form 8-K dated September 30, 1998 (filed October 13, 1998) pursuant to Item 5 which reported the acquisition of properties from various third parties. The Registrant filed a Current Report on Form 8-K/A dated September 30, 1998 amending Form 8-K dated September 30, 1998 (filed November 13, 1998) pursuant to Items 5 and 7 which filed financial statements for those properties.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Dated:  November 16, 1998

                            PS BUSINESS PARKS, INC.
                            BY: /s/ Jack Corrigan
                                --------------------
                                Jack Corrigan
                                Vice President and Chief Financial Officer