Form 10-K405
period 1998-12-31
PS BUSINESS PARKS INC/CA
filed 1999-03-11
CIK 866368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1998.

                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to
                               ----------     ----------

Commission File Number 1-10709
                       -------

                             PS BUSINESS PARKS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

        CALIFORNIA                                              95-4300881
----------------------------------                 -----------------------------
(State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or  Organization)                        Identification Number)


               701 WESTERN AVENUE, GLENDALE, CALIFORNIA 91201-2397
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (818) 244-8080
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act

Common Stock, $0.01 par value                           American Stock Exchange
-----------------------------                           -----------------------
(Title of each class)                (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act
                                      None
                                      ----
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X    No
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 5, 1999:

Common Stock, $0.01 par value, $279,389,255 (computed on the basis of $22.9375 per share which was the reported closing sale price of the Company's Common Stock on the American Stock Exchange as of March 5, 1999).

Number of shares outstanding of the registrant's class of common stock, as of March 5, 1999:

Common Stock, $0.01 par value, 23,637,410 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement to be filed in connection with the annual shareholders' meeting to be held in 1999 are incorporated by reference into Part III.

     This Annual Report contains forward-looking statements. Actual results could differ materially from those set forth in the forward-looking statements as a result of various factors, including general real estate investment risks, competition, risks associated with acquisition and development activities and debt financing, environmental matters, general uninsured losses and seismic activity.

                                     PART I.

ITEM 1.  BUSINESS

THE COMPANY
-----------

     PS Business Parks, Inc. (the "Company") is a self-advised and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates commercial properties, primarily multi-tenant office industrial or "flex" space. The Company is the sole general partner of PS Business Parks, L.P. (the
"Operating Partnership") through which the Company conducts most of its activities and owned, as of December 31, 1998, a 72.6% partnership interest. Substantially all of the remaining partnership interest is owned by Public Storage, Inc. ("PSI") and its affiliates. As of December 31, 1998, PSI owned 27.1% of the Operating Partnership.

     In a March 17, 1998 merger (the "Merger") of American Office Park Properties, Inc. ("AOPP") with and into the Company (formerly "Public Storage Properties XI, Inc."), the Company acquired the commercial property business previously operated by AOPP and was renamed "PS Business Parks, Inc." Concurrent with the Merger, the Company exchanged 11 mini-warehouses and two properties that combined mini-warehouse and commercial space for 11 commercial properties owned by PSI.

     As of December 31, 1998, the Company and the Operating Partnership owned 106 commercial properties in 11 states containing approximately 10.9 million square feet of commercial space, representing an increase in commercial square footage between December 31, 1997 and December 31, 1998 of 82%. In addition, the Operating Partnership manages, on behalf of PSI and affiliated entities, an additional 36 commercial properties (approximately 1.0 million net rentable square feet) at December 31, 1998.

     For financial accounting purposes, the Merger was accounted for as a reverse acquisition whereby AOPP was deemed to have acquired Public Storage Properties XI, Inc. However, PS Business Parks, Inc. (formerly Public Storage Properties XI, Inc.) is the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax reporting purposes.

     AOPP was originally organized in 1986 as a California corporation to serve as the manager of the commercial properties owned by PSI and its related entities. In January 1997, AOPP was reorganized to succeed to the commercial property business of PSI, becoming a fully integrated, self-advised and self-managed REIT. AOPP conducted substantially all of its business as the sole general partner of the Operating Partnership.

     In January 1997, as part of a reorganization, PSI and its consolidated partnerships transferred 35 commercial properties to AOPP and the Operating Partnership. During April 1997, PSI transferred four additional commercial properties to the Operating Partnership. During the remainder of 1997, AOPP acquired six properties containing approximately 2 million square feet of commercial space from the Acquiport Corporations, subsidiaries of the New York State Common Retirement Fund, and four properties containing approximately 0.6 million square feet of commercial space from other third parties. At December 31, 1997, AOPP and the Operating Partnership owned 49 properties located in 10 states. The Operating Partnership also managed an additional 49 properties owned by PSI and its related entities (including the 13 properties acquired in the Merger). As of December 31, 1997, AOPP owned a 35.4% partnership interest in the Operating Partnership. The balance of the Operating Partnership was owned by PSI, its consolidated partnerships and certain third parties.

     During 1998,  The Company  completed the Merger and acquired  approximately
4.9 million square feet of commercial space, including 2.3 million square feet of space located in Oregon and Texas from Principal Mutual Life Insurance Company in May 1998 and 1.8 million square feet of commercial space located in California, Maryland, Virginia and Texas from other unaffiliated third parties.

     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1990. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the net income that is distributed currently to its shareholders.

     The Company's principal executive offices are located at 701 Western Avenue, Glendale, California 91201-2397. Its telephone number is (818) 244-8080.

     The commercial properties owned by the Company and the Operating Partnership generally include both business park (industrial/"flex" space) and office space. The industrial space is used for, among other things, light manufacturing and assembly, storage and warehousing, distribution and research and development activities. Tenants who are also renting industrial space occupy most of the office space. The commercial properties typically consist of one to ten one-story buildings located on three to 20 acres and contain from approximately 10,000 to 500,000 square feet of rentable space (more than 50,000 square feet in the case of the freestanding properties). A property is typically divided into units ranging in size from 500 to 10,000 square feet. Leases generally range from one to five years and some tenants have options to extend the original terms of their leases. The larger facilities have on-site management. Parking is open or covered, and the ratio of spaces to rentable square feet ranges from two to five per thousand square feet, depending upon the use of the property and its location. Office space generally requires a greater parking ratio than most industrial uses. The Company may acquire properties that do not have these characteristics.

     The Company intends to continue to acquire commercial properties located throughout the United States. The Company's policy of acquiring commercial properties may be changed by its Board of Directors without shareholder approval. However, the Board of Directors has no intention to change this policy at this time. Although the Company currently operates properties in 13 states, it may expand its operations to other states. Properties are acquired both for income and potential capital appreciation; there is no limitation on the amount that can be invested in any specific property. Although there is no limitation on mortgage debt, the Company has no current intention to incur significant debt (other than short-term borrowings from time to time (including from PSI) to fund acquisitions). The Company may acquire land on which it develops commercial properties, particularly land that is adjacent to existing commercial properties that the Company acquires. The Company currently has four facilities under development.

OPERATING PARTNERSHIP
---------------------

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

     As the general partner of the Operating Partnership, the Company has the exclusive power under the Operating Partnership Agreement to manage and conduct the business of the Operating Partnership. The Board of Directors directs the affairs of the Operating Partnership by managing the Company's affairs. The Operating Partnership will be responsible for, and pay when due, its share of all administrative and operating expenses of the properties it owns under the terms of a cost sharing and administrative services agreement with an affiliate of PSI. See "Cost Allocation and Administrative Services."

     The Company's interest in the Operating Partnership entitles it to share in cash distributions from, and the profits and losses of, the Operating Partnership in proportion to the Company's economic interest in the Operating Partnership (apart from tax allocations of profits and losses to take into account pre-contribution property appreciation or depreciation). Substantially all of the economic interest in the Operating Partnership that is not held by the Company is held by PSI and its consolidated partnerships as limited partners.

SUMMARY OF THE OPERATING PARTNERSHIP AGREEMENT
----------------------------------------------

     The following summary of the Operating Partnership Agreement is qualified in its entirety by reference to the Operating Partnership Agreement, which has been filed as an exhibit with the Securities and Exchange Commission.

     ISSUANCE OF ADDITIONAL PARTNERSHIP INTERESTS: As the general partner of the Operating Partnership, the Company is authorized to cause the Operating Partnership from time to time to issue to partners of the Operating Partnership or to other persons additional partnership units in one or more classes, and in one or more series of any of such classes, with such designations, preferences and relative, participating, optional, or other special rights, powers and duties (which may be senior to the existing partnership units), as will be determined by the Company, in its sole and absolute discretion. No such additional partnership units, however, will be issued to the Company unless (i) the agreement to issue the additional partnership interests arises in connection with the issuance of shares of the Company, which shares have designations, preferences and other rights, such that the economic interests are substantially similar to the designations, preferences and other rights of the additional partnership units that would be issued to the Company and (ii) the Company agrees to make a capital contribution to the Operating Partnership in an amount equal to the proceeds raised in connection with the issuance of such shares of the Company.

     CAPITAL CONTRIBUTIONS: No partner is required to make additional capital contributions to the Operating Partnership, except the Company as the general partner is required to contribute the net proceeds of the sale of equity interests in the Company to the Operating Partnership. A limited partner may be required to pay to the Operating Partnership any taxes paid by the Operating Partnership on behalf of that limited partner. No partner is required to pay to the Operating Partnership any deficit or negative balance, which may exist in its capital account.

     DISTRIBUTIONS: The Company, as general partner, is required to distribute at least quarterly the "available cash" (as defined in the Operating Partnership Agreement) generated by the Operating Partnership for such quarter. Distributions are to be made (i) first, with respect to any class of partnership interests having a preference over other classes of partnership interests; and
(ii) second, in accordance with the partners' respective percentage interests on the "partnership record date" (as defined in the Operating Partnership Agreement). Commencing in 1998, the Operating Partnership's policy is to make distributions per unit that are equal to the per share distributions made by the Company with respect to its Common Stock, and in any case the per unit and per share distributions will be equal during partnership years 1999 and 2000.

     REDEMPTION OF PARTNERSHIP INTERESTS: Subject to certain limitations described below, each limited partner other than the Company has the right to require the redemption of such limited partner's unit. This right may be exercised on at least 10 days notice at any time or from time to time, beginning on the date that is one year after the date on which such limited partner is admitted to the Operating Partnership (unless otherwise contractually agreed by the general partner).

     Unless the Company, as general partner, elects to assume and perform the Operating Partnership's obligation with respect to a redemption right, as described below, a limited partner that exercises its redemption right will receive cash from the Operating Partnership in an amount equal to the "redemption amount" (as defined in the Operating Partnership Agreement generally to reflect the average trading price of the Common Stock of the Company over a specified 10 day period) for the units redeemed. In lieu of the Operating Partnership redeeming the partner for cash, the Company, as the general partner, has the right to elect to acquire the units directly from a limited partner exercising its redemption right, in exchange for cash in the amount specified above as the "redemption amount" or by issuance of the "shares amount" (as defined in the Operating Partnership Agreement generally to mean the issuance of one share of the Company Common Stock for each unit of limited partnership interest redeemed).

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

     MANAGEMENT: The Operating Partnership is organized as a California limited partnership. The Company, as the sole general partner of the Operating Partnership has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership, except as provided in the Operating Partnership Agreement and by applicable law. The limited partners of the Operating Partnership have no authority to transact business for, or participate in the management activities or decisions of, the Operating Partnership except as provided in the Operating Partnership Agreement and as permitted by applicable law. However, the consent of the limited partners holding a majority of the interests of the limited partners (including limited partnership interests held by the Company) generally will be required to amend the Operating Partnership Agreement. Further, the Operating Partnership Agreement cannot be amended without the consent of each partner adversely affected if, among other things, the amendment would alter the partner's rights to distributions from the Operating Partnership (except as specifically permitted in the Operating Partnership Agreement), alter the redemption right, or impose on the limited partners an obligation to make additional capital contributions. The consent of all limited partners will be required to (i) take any action that would make it impossible to carry on the ordinary business of the Operating Partnership, except as otherwise provided in the Operating Partnership Agreement; or (ii) possess Operating Partnership property, or assign any rights in specific Operating Partnership property, for other than an Operating Partnership purpose except as otherwise provided in the Operating
Partnership Agreement. In addition, without the consent of any adversely affected limited partner, the general partner may not perform any act that would subject a limited partner to liability as a general partner in any jurisdiction or any other liability except as provided in the Operating Partnership Agreement or under California law.

     EXTRAORDINARY TRANSACTIONS: The Operating Partnership Agreement provides that the Company may not engage in any business combination, defined to mean any merger, consolidation or other combination with or into another person or sale of all or substantially all of its assets, any reclassification, any recapitalization (other than certain stock splits or stock dividends) or change of outstanding shares of common stock, unless (i) the limited partners of the Operating Partnership will receive, or have the opportunity to receive, the same proportionate consideration per unit in the transaction as shareholders of the Company (without regard to tax considerations); or (ii) limited partners of the Operating Partnership (other than the general partner) holding at least 60% of the interests in the Operating Partnership held by limited partners (other than the general partner) vote to approve the business combination. In addition, the Company, as general partner of the Operating Partnership, has agreed in the Operating Partnership Agreement with the limited partners of the Operating Partnership that it will not consummate a business combination in which the Company conducted a vote of shareholders unless the matter is also submitted to a vote of the partners. The foregoing provision of the Operating Partnership
Agreement would under no circumstances enable or require the Company to engage in a business combination which required the approval of shareholders if the shareholders of the Company did not in fact give the requisite approval. Rather, if the shareholders did approve a business combination, the Company would not consummate the transaction unless the Company as general partner first conducts a vote of partners of the Operating Partnership on the matter. For purposes of the Operating Partnership vote, the Company shall be deemed to vote its partnership interest in the same proportion as the shareholders of the Company voted on the matter (disregarding shareholders who do not vote). The Operating Partnership vote will be deemed approved if the votes recorded are such that if the Operating Partnership vote had been a vote of shareholders, the business combination would have been approved by the shareholders. As a result of these provisions of the Operating Partnership, a third party may be inhibited from making an acquisition proposal that it would otherwise make, or the Company, despite having the requisite authority under its articles of incorporation, may not be authorized to engage in a proposed business combination.

     TAX PROTECTION PROVISIONS: The Operating Partnership Agreement provides that, until 2007, the Operating Partnership may not sell any of 13 designated properties in a transaction that will produce taxable gain for the contributing partner without the prior written consent of PSI. The Operating Partnership is not required to obtain PSI's consent if PSI and its affiliated partnerships do not continue to hold at the time of the sale at least 30% of their original interest in the Operating Partnership. Since PSI's consent is required only in connection with a taxable sale of one of the 13 designated properties, the Operating Partnership will not be required to obtain PSI's consent in connection with a "like-kind" exchange or other nontaxable transaction involving one of these properties.

     INDEMNIFICATION: The Operating Partnership Agreement provides that the Company and its officers and directors will be indemnified and held harmless by the Operating Partnership for any act performed for, or on behalf of, the Operating Partnership, or in furtherance of the Operating Partnership's business unless it is established that (i) the act or omission of the indemnified person was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty;
(ii) the indemnified person actually received an improper personal benefit in money, property or services; or (iii) in the case of any criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. The termination of any proceeding by judgment, order or settlement does not create a presumption that the indemnified person did not meet the requisite standards of conduct set forth above. The termination of any proceeding by conviction or upon a plea of nolo contendere or its equivalent, or an entry of an order of probation prior to judgment, creates a rebuttable presumption that the indemnified person did not meet the requisite standard of conduct set forth above. Any indemnification so made shall be made only out of the assets of the Operating Partnership.

     DUTIES AND CONFLICTS: The Operating Agreement allows the Company to operate the Operating Partnership in a manner that will enable the Company to satisfy the requirements for being classified as a REIT. The Company intends to conduct all of its business activities, including all activities pertaining to the acquisition, management and operation of properties, through the Operating Partnership. However, the Company may own, directly or through subsidiaries, interest in Operating Partnership properties that do not exceed 1% of the economic interest of any property, and if appropriate for regulatory, tax or other purposes, the Company also may own, directly or through subsidiaries, interests in assets that the Operating Partnership otherwise could acquire, if the Company grants to the Operating Partnership the option to acquire the assets within a period not to exceed three years in exchange for the number of partnership units that would be issued if the Operating Partnership had acquired the assets at the time of acquisition by the Company.

     TERM: The Operating Partnership will continue in full force and effect until December 31, 2096 or until sooner dissolved upon the withdrawal of the general partner (unless the limited partners elect to continue the Operating Partnership), or by the election of the general partner (with the consent of the holders of a majority of the partnerships interests if such vote is held before January 1, 2056), in connection with a merger, by the sale or other disposition of all or substantially all of the assets of the Operating Partnership, or by judicial decree.

COST ALLOCATION AND ADMINISTRATIVE SERVICES
-------------------------------------------

     Pursuant to a cost sharing and administrative services agreement, PSCC, Inc. ("PSCC") has been formed to serve as a cooperative cost allocation and administrative services clearing house that performs centralized administrative services for the Company, PSI and other property owners affiliated with PSI. These services include accounting and finance, employee relations, management information systems, legal, office services, marketing, administration and property management training. In addition, to take advantage of economies of scale, PSCC purchases supplies and services for the benefit of multiple property owners and allocates the costs of these supplies and services to the benefited property owners and employs and administers the payroll for employees required for the operation of the properties and the ownership entities. As to the Company, this agreement is not terminable until January 2002. The Company has no intention to terminate this agreement. The Company, PSI and certain other property owners own the capital stock of PSCC. Since the Company owns less than 10% of the capital stock of PSCC, the Company does not control the operations and activities of PSCC. Under this agreement, PSCC allocates costs to the Company in accordance with a methodology that is intended to fairly allocate charges among participating entities.

COMMON OFFICERS AND DIRECTORS
-----------------------------

     Harvey Lenkin, the President of PSI, is a Director of both the Company and PSI. Ronald L. Havner, Jr., the Chairman and Chief Executive Officer of the Company, was Senior Vice President and Chief Financial Officer of PSI until December 1996 and is currently an employee of PSI. Mary Jayne Howard, the Executive Vice President of the Company, was a Senior Vice President of PSI until December 1996. The Company engages additional executive personnel who render services exclusively for the Company. However, it is expected that officers of PSI will continue to render services for the Company as requested.

MANAGEMENT AGREEMENT
--------------------

     The Company continues to manage commercial properties owned by PSI and affiliates, which are generally adjacent to mini-warehouses, for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. The property management contract with PSI is for a seven-year term with the term extended one-year each anniversary. The property management contracts with affiliates of PSI are cancelable by either party upon sixty days notice.

MANAGEMENT
----------

     Ronald L. Havner, Jr. (41), President, Chairman and Chief Executive Officer heads the Company's senior management team. Mr. Havner has been President and Chief Executive Officer of the Company or AOPP since December 1996. He became Chairman of the Company in March 1998. He was Senior Vice President and Chief Financial Officer of PSI from 1992 until December 1996. The Company's executive management includes: Mary Jayne Howard (53), Executive Vice President and President-Property Operations; Jack Corrigan (38), Vice President and Chief Financial Officer; and Michael Lynch (46), Vice President-Acquisitions and Development.

REIT STRUCTURE
--------------

     If certain detailed conditions imposed by the Code and the related Treasury Regulations are met, an entity, such as PS Business Parks, Inc., that invests principally in real estate and that otherwise would be taxed as a corporation may elect to be treated as a REIT. The most important consequence to PS Business Parks, Inc. of being treated as a REIT for federal income tax purposes is that this enables PS Business Parks, Inc. to deduct dividend distributions to its shareholders, thus effectively eliminating the "double taxation" (at the corporate and shareholder levels) that typically results when a corporation earns income and distributes that income to shareholders in the form of dividends.

INVESTMENT OBJECTIVE - GROWTH IN FUNDS FROM OPERATIONS PER SHARE
----------------------------------------------------------------

     The Company's primary objective is to maximize shareholder value by achieving long term growth in funds from operations per share. The Company intends to continue achieving this objective through internal growth of existing facilities combined with acquisitions of quality commercial properties in growth markets and submarkets. The Company intends to continue investing in properties and markets that have characteristics which enable them to be competitive in the short and long term. The Company seeks markets with above average population growth, education levels and personal income. In addition, the Company targets properties in those markets where it believes supply is constrained and where properties are close to important services and have easy access to major transportation arteries.

     The Company attempts to limit the risk in its portfolio through attracting a diversified tenant base, both in size and industry focus. The Company's focus is on properties that are easily divisible and therefore appeal to a wide range of potential tenants. Such property flexibility also allows the Company to better serve existing tenants by accommodating their inevitable expansion and contraction needs. In addition, the Company's experience is that such property flexibility helps it maintain high occupancy rates particularly when market conditions are less favorable.

     By focusing on divisible properties and a wide range of tenants, the Company seeks to control capital expenditures associated with re-leasing space. The Company also attempts to limit tenant improvement expenditures to those that are appropriate for a high number of users.

     The Company seeks to provide a superior level of service to its tenants in order to achieve high occupancy and rental rates, as well as low turnover. The Company's property management offices are located on-site, providing tenants with convenient access to management. On-site staff enables the Company's properties to be well maintained and to convey a sense of quality, order and security. The Company has significant experience in acquiring properties managed by others and thereafter improving tenant satisfaction, occupancy levels, renewal rates and rental income by implementing the Company's tenant service programs.

COMPETITION
-----------

     SIGNIFICANT COMPETITION AMONG COMMERCIAL PROPERTIES: Competition in the market areas in which many of the Company's properties are located is significant and has reduced the occupancy levels and rental rates of, and increased the operating expenses of, certain of these properties. Competition may be accelerated by any increase in availability of funds for investment in real estate. Barriers to entry are relatively low for those with the necessary capital and the Company will be competing for property acquisition and tenants with entities that have greater financial resources than the Company. Recent increases in development of commercial properties are expected to further intensify competition among operators in certain market areas in which the Company operates.

     The Company believes that the significant operating and financial experience of its executive officers and directors combined with the Company's capital structure, national investment scope, geographic diversity and economies of scale should enable the Company to continue to compete effectively with other entities.

BUSINESS ATTRIBUTES
-------------------

     The Company believes it possesses several distinguishing characteristics that enable it to compete effectively in the Office/Warehouse, "flex" space industry. The Company's facilities are part of a comprehensive system encompassing standardized procedures and integrated reporting and information networks. The Company believes it possesses the most experienced property operations group within this industry. The Company has a strong track record of growing revenues and net operating income for the properties it has operated for at least seven years. The Company is diversified geographically and by tenant. In addition, the Company has a consistent record of acquiring properties in selected markets at prices believed to be below replacement costs and which enables the Company to execute its growth strategies.

     Financially, the Company has adopted a conservative policy characterized by a low payout ratio and minimal debt levels. These attributes are complemented by sponsorship from PSI, a widely known and respected REIT.

GROWTH STRATEGIES
-----------------

     The  Company's   growth   strategies   focus  on  improving  the  operating
performance of its existing properties and on increasing its ownership of "flex" space facilities through additional investments. Major elements of these strategies are as follows:

     INCREASE NET CASH FLOW OF EXISTING PROPERTIES: The Company seeks to increase the net cash flow generated by its existing properties by (i) increasing average occupancy rates and (ii) achieving higher levels of realized monthly rents per occupied square foot and (iii) reducing its operating cost structure by improving operating efficiencies and economies of scale. The Company believes that its proactive property management personnel and systems combined with strong markets and increasing economies of scale will enhance the Company's ability to meet these goals.

     ACQUIRE PROPERTIES OWNED OR OPERATED BY OTHERS: The Company believes its presence in and knowledge of its markets enhances its ability to identify attractive acquisition opportunities and capitalize on the overall fragmentation in the "flex" space industry. The Company maintains local market information on rates, occupancy and competition in each of the markets in which it operates. Of the more than 800 million square feet of "flex" space facilities in the United States noted by Torto Wheaton Research, the Company believes that the ten largest operators manage less than 15% of the total space. During 1998, the Company acquired 44 "flex" space facilities from unaffiliated third parties.
Similar to 1998, the Company expects third party acquisitions to be its most significant growth area during fiscal 1999, if attractive investment opportunities continue to be available.

     DEVELOP PROPERTIES IN EXISTING MARKETS: The Company's development strategy is to selectively construct new properties next to existing business parks. In accordance with that strategy, the Company commenced construction of office and "flex" space adjacent to facilities in Beaverton, Oregon and Las Colinas, Texas, in 1998. These developments are expected to be complete in June 1999. The Company plans to keep development activities below 10% of its portfolio.

FINANCING OF THE COMPANY'S GROWTH STRATEGIES
--------------------------------------------

     RETAIN OPERATING CASH FLOW: The Company seeks to retain significant funds (after funding its distributions and capital improvements) for additional investments and debt reduction. During the year ended December 31, 1998, the Company distributed 51% of its funds from operations ("FFO") allocable to common stock and retained $19.7 million which was available for principal payments on debt and reinvestment into real estate assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     REVOLVING LINE OF CREDIT: The Company currently has a $100 million unsecured credit facility with Wells Fargo Bank, which the Company uses as a temporary source of acquisition financing. The Company seeks to ultimately finance all acquisitions with permanent capital to eliminate refinancing and interest rate risk. As of December 31, 1998, there was $12.5 million outstanding on this credit facility.

     ACCESS TO ACQUISITION CAPITAL: The Company believes that its strong financial position enables it to access capital to finance its growth. In 1998, the Company issued approximately $322 million of common equity and Operating Partnership units to finance its acquisitions. The Company's debt as a percentage of total capitalization was 7% at December 31, 1998. The Company targets a 40% leverage ratio, which is defined as debt and preferred stock as a percentage of its total capitalization (shareholders' equity plus debt plus minority interest). In addition, the Company targets a ratio of FFO to fixed charges (FFO plus interest expense divided by fixed charges) of 3.0 to 1.0. Fixed charges include interest expense, capitalized interest and preferred dividends. The FFO to fixed charges ratio was 22.74 to 1.0 at December 31, 1998. The Company plans to add leverage in its capital structure primarily through the use of preferred stock, but may assume debt in connection with acquisitions. This policy is subject to change depending upon market conditions.

INVESTMENTS IN REAL ESTATE FACILITIES
-------------------------------------

     As of December 31, 1998, the Company had a total of 106 (10,930,000 square feet) real estate facilities compared to 49 (6,009,000 square feet) facilities at December 31, 1997. The increase in the number of facilities was due to acquisitions of facilities from third parties in addition to the Merger.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES
--------------------------------------------

     The Company's Bylaws provide that the Company may engage in transactions with affiliates provided that a purchase or sale transaction with an affiliate is (i) approved by a majority of the Company's independent directors and (ii) fair to the Company based on an independent appraisal or fairness opinion.

BORROWINGS
----------

     The Company has an unsecured $100 million credit facility ("Credit Facility") with Wells Fargo Bank which expires on August 5, 2000. The expiration date may be extended by one year on each anniversary of the Credit Facility. Interest on outstanding borrowings on the Credit Facility is payable monthly. At the option of the Company, the rate of interest charged on borrowings is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.55% to LIBOR plus 0.95% depending on the Company's credit rating and coverage ratios, as defined. In addition, the Company is required to pay a commitment fee of 0.25% (per annum) of the revolving Credit Facility.

     Under covenants of the Credit Facility, the Company is required to (i) maintain a balance sheet leverage ratio (as defined) of less than 0.50 to 1.00,
(ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.0 and 2.0 to 1.0, respectively, (iii) maintain a minimum total shareholder's equity (as defined) and (iv) limit distributions to 95% of funds from operations. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company's unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 1998.

     As of December 31, 1998, the Company had outstanding mortgage notes payable balances of approximately $38 million and $12.5 million outstanding on the Credit Facility. See Notes 6 and 7 to the consolidated financial statements for a summary of the Company's borrowings at December 31, 1998.

     The Company has broad powers to borrow in furtherance of the Company's objectives. The Company has incurred in the past, and may incur in the future, both short-term and long-term indebtedness to increase its funds available for investment in real estate, capital expenditures and distributions.

EMPLOYEES
---------

     As of December 31, 1998, the Company employed 95 individuals, primarily personnel engaged in property operations. The Company believes that its relationship with its employees is good and none of the employees are represented by a labor union.

FEDERAL INCOME TAX
------------------

     The Company believes that it has operated, and intends to continue to operate, in such a manner as to qualify as a REIT under the Internal Revenue Code of 1986, but no assurance can be given that it will at all times so qualify. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the taxable income that is distributed to its shareholders.

INSURANCE
---------

     The Company believes that its properties are adequately insured. Facilities operated by the Company have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage from nationally recognized carriers.

IMPACT OF YEAR 2000
-------------------

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Impact of Year 2000."

ITEM 2.  PROPERTIES

     As of December 31, 1998, the Company's portfolio of properties consisted primarily of "flex" space and suburban office buildings located principally in five major markets including Southern and Northern California, Virginia/Maryland, Texas and Oregon. The Company owned approximately 1.2 million square feet of suburban office space and 9.7 million square feet of "flex" space as of December 31, 1998 and the average occupancy rate of the properties was 96%.

     The following table contains information as of December 31, 1998 about properties owned by the Company and the Operating Partnership:

                                                         Rentable Square Footage
                           Number of    ----------------------------------------------------------           Occupancy at
          City             Properties    Business Park           Office                Total              December 31, 1998
------------------------------------------------------------------------------------------------------------------------------
ARKANSAS
Little Rock...........         1              91,100                    -               91,100                    83%
                          ----------------------------------------------------------------------------------------------------
                               1              91,100                    -               91,100                    83%
                          ----------------------------------------------------------------------------------------------------
ARIZONA
Mesa..................         1              78,000                    -               78,000                   100%
Tempe.................         3             291,300                    -              291,300                    99%
                          ----------------------------------------------------------------------------------------------------
                               4             369,300                    -              369,300                   100%
                          ----------------------------------------------------------------------------------------------------
NORTHERN CALIFORNIA
Monterey..............         1                   -               12,000               12,000                   100%
Hayward...............         1             406,700                    -              406,700                   100%
Sacramento............         1             153,600                    -              153,600                    89%
San Jose..............         2             386,800                    -              386,800                    89%
San Ramon.............         2              24,600               27,500               52,100                   100%
So. San Francisco.....         2              93,800                    -               93,800                   100%
                          ----------------------------------------------------------------------------------------------------
                               9           1,065,500               39,500            1,105,000                    95%
                          ----------------------------------------------------------------------------------------------------
SOUTHERN CALIFORNIA
Buena Park............         1             317,300                    -              317,300                   100%
Carson................         1              77,600                    -               77,600                    91%
Cerritos..............         2             394,600               31,300              425,900                    92%
Culver City...........         1             145,400                    -              145,400                    97%
Laguna Hills..........         2             613,900                    -              613,900                    99%
Lake Forest...........         1             296,600                    -              296,600                    92%
Lakewood..............         1                   -               56,900               56,900                    96%
Monterey Park.........         1             199,100                    -              199,100                    92%
San Diego.............         7             372,000              232,800              604,800                    99%
Signal Hill...........         2             178,200                    -              178,200                    99%
Studio City...........         1              22,100                    -               22,100                   100%
Torrance..............         2             147,200                    -              147,200                    85%
                          ----------------------------------------------------------------------------------------------------
                              22           2,764,000              321,000            3,085,000                    96%
                          ----------------------------------------------------------------------------------------------------
KANSAS
Overland Park.........         1              61,800                    -               61,800                    99%
                          ----------------------------------------------------------------------------------------------------
                               1              61,800                    -               61,800                    99%
                          ----------------------------------------------------------------------------------------------------

                                                         Rentable Square Footage
                           Number of   ----------------------------------------------------------            Occupancy at
          City             Properties    Business Park            Office                Total              December 31, 1998
------------------------------------------------------------------------------------------------------------------------------
MARYLAND
Baltimore (1).........         1                   -              240,900              240,900                    90%
Beltsville............         1             307,800                    -              307,800                    96%
Gaithersburg..........         1                   -               29,000               29,000                    73%
Landover (2)..........         2             379,700                    -              379,700                    95%
Largo.................         1             149,900                    -              149,900                   100%
                          ----------------------------------------------------------------------------------------------------
                               6             837,400              269,900            1,107,300                    94%
                          ----------------------------------------------------------------------------------------------------
OKLAHOMA
Broken Arrow..........         1              87,900                    -               87,900                    92%
Tulsa.................         1              56,600                    -               56,600                    84%
                          ----------------------------------------------------------------------------------------------------
                               2             144,500                    -              144,500                    89%
                          ----------------------------------------------------------------------------------------------------
OREGON
Beaverton.............        14             879,700              121,000            1,000,700                    99%
Milwaukee.............         2             101,600                    -              101,600                    90%
                          ----------------------------------------------------------------------------------------------------
                              16             981,300              121,000            1,102,300                    98%
                          ----------------------------------------------------------------------------------------------------
TENNESSEE
Nashville.............         2             138,000                    -              138,000                    98%
                          ----------------------------------------------------------------------------------------------------
                               2             138,000                    -              138,000                    98%
                          ----------------------------------------------------------------------------------------------------
TEXAS
Austin (2)............         7             525,100                    -              525,100                    92%
Dallas................         2             237,900                    -              237,900                    96%
Garland...............         1              36,500                    -               36,500                    92%
Houston...............         1                   -              130,600              130,600                   100%
Las Colinas (1).......        10             725,100                    -              725,100                   100%
Mesquite..............         1              56,500                    -               56,500                    97%
Missouri City.........         1              66,000                    -               66,000                    98%
Pasadena..............         1             154,000                    -              154,000                    99%
Plano.................         1             184,800                    -              184,800                    72%
Richardson............         3             173,900                    -              173,900                    97%
San Antonio...........         2                   -              199,300              199,300                    88%
                          ----------------------------------------------------------------------------------------------------
                              30           2,159,800              329,900            2,489,700                    94%
                          ----------------------------------------------------------------------------------------------------
VIRGINIA
Alexandria............         3             154,700               53,700              208,400                   100%
Herndon...............         1             193,600                    -              193,600                    97%
Lorton (2)............         1             246,500                    -              246,500                   100%
Springfield...........         2              59,800               90,500              150,300                    94%
Sterling (2)..........         4             295,600                    -              295,600                    99%
Woodbridge............         1             113,600                    -              113,600                    96%
                          ----------------------------------------------------------------------------------------------------
                              12           1,063,800              144,200            1,208,000                    98%
                          ----------------------------------------------------------------------------------------------------
WASHINGTON
Renton................         1              27,900                    -               27,900                    77%
                          ----------------------------------------------------------------------------------------------------
                               1              27,900                    -               27,900                    77%
                          ----------------------------------------------------------------------------------------------------

Totals - 11 states....       106           9,704,400            1,225,500           10,929,900                    96%
                          ====================================================================================================

(1) The Company owns two properties that are subject to a ground lease in Baltimore, Maryland and Las Colinas, Texas.

(2) Eleven commercial properties serve as collateral to mortgage notes payable. See detailed listing in Schedule III.

     Each of these properties will continue to be used for its current purpose. Competition exists in the market areas in which these properties are located. Barriers to entry are relatively low for competitors with the necessary capital and the Company will be competing for properties and tenants with entities that have greater financial resources than the Company. However, the Company believes that the current overall demand for commercial space is strong.

     The Company has risks that tenants will default on leases and declare bankruptcy. Management believes these risks are mitigated through its geographic diversity and its diverse tenant base. As of December 31, 1998, tenants occupying approximately 50,000 square feet of commercial space have delcared bankruptcy. However, all of the bankrupt tenants remain current on their monthly rental payments. In the Company's opinion, risk of loss due to property damage is adequately covered by insurance.

     As of December 31, 1998, none of these properties have a book value of more than 10% of the Company's current total assets or accounts for more than 10% of its current aggregate gross revenues.

     The following table sets forth the lease expirations for the properties owned as of December 31, 1998:

                                                                                     Percentage of Total
                                                                                      Annual Base Rents
                           Rentable Square Footage      Annual Base Rents Under   Represented by Expiring
Year of Lease Expiration   Subject to Expiring Leases       Expiring Leases                Leases
------------------------   --------------------------   -----------------------   -----------------------
        1999                       2,641,000                 $ 25,722,000                  25.5%
        2000                       2,618,000                   25,497,000                  25.2%
        2001                       1,788,000                   17,415,000                  17.2%
        2002                       1,316,000                   12,821,000                  12.7%
        2003                       1,016,000                    9,899,000                   9.8%
     Thereafter                      996,000                    9,704,000                   9.6%
------------------------   --------------------------   -----------------------   -----------------------
       Total                      10,375,000                 $101,058,000                 100.0%
========================   ==========================   =======================   =======================

     ENVIRONMENTAL MATTERS: Compliance with laws and regulations relating to the protection of the environment, including those regarding the discharge of material into the environment, has not had any material effects upon the capital expenditures, earnings or competitive position of the Company.

     The properties contributed by PSI and affiliates during 1997 and 1998 were each subject to environmental audits within the two-year period ended December 31, 1995. In addition, for each of the properties acquired subsequent to December 31, 1995, and for each parcel of land purchased for development, an environmental investigation was conducted as part of the acquisition due diligence process. The environmental investigations have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any potentially material environmental liability, except as discussed below.

     The Company acquired a property in Beaverton, Oregon ("Creekside Corporate Park") in May 1998. A property adjacent to Creekside Corporate Park is currently the subject of an environmental remedial investigation/feasibility study that is being conducted by the current and past owners of the property, pursuant to an order issued by the Oregon Department of Environmental Quality ("ODEQ"). As part of that study, ODEQ ordered the property owners to sample soil and groundwater on the Company's property to determine the nature and extent of contamination resulting from past industrial operations at the property subject to the study. The Company, which is not a party of the Order on Consent, executed separate Access Agreements with the property owners to allow access to its property to conduct the required sampling and testing. The sampling and testing is ongoing, and preliminary results from one area indicate that the contamination from the property subject to the study may have migrated onto a portion of Creekside Corporate Park owned by the Company.

     There is no evidence that any past or current use of the Creekside Corporate Park property contributed in any way to the contamination that is the subject of the current investigation. Nevertheless, upon completion of the study, it is likely that removal or remedial measures will be required to address any contamination detected during the current investigation, including any contamination on or under the Creekside Corporate Park property. Because of the preliminary nature of the investigation, the Company cannot predict the outcome of the investigation, nor can it estimate the costs of any remediation or removal activities that may be required.

     The Company believes that it bears no responsibility or liability for the contamination. In the event the Company is ultimately deemed responsible for any costs relating to this matter, the Company believes that the party from whom the property was purchased will be responsible for any expenses or liabilities that the Company may incur as a result of this contamination.

     Although the environmental investigations conducted to date have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, and the Company is not aware of any such liability, it is possible that these investigations did not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. No assurances can be given that (i) future laws, ordinances, or regulations will not impose any material environmental liability, or (ii) the current environmental condition of the Properties has not been, or will not be, affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties, or by third parties unrelated to the Company.

     PROPERTIES UNDER DEVELOPMENT: The Company plans to develop office and "flex" properties that are located within or adjacent to existing parks. The properties will be developed using the expertise of local development companies on a fee basis. The development program is designed to enhance the Company's existing portfolio. There are two projects currently under development.

     The following table sets forth certain information regarding the Company's properties under development as of December 31, 1998:

                                  Estimated Completion    Rentable Square
Property Name      Location                Date                Feet         Amount Invested
-------------   ---------------   --------------------   ----------------   ---------------
Royal Tech 16   Las Colinas, TX        May 1999               61,000        $     1,261,000
Woodside        Beaverton, OR         June 1999               70,000              5,617,000
Creekside       Beaverton, OR               TBD               23,000                838,000
                                                         ----------------   ---------------
                                                             154,000        $     7,716,000
                                                         ================   ===============

     The Royal Tech 16 project will have dock loading capabilities and an above standard parking ratio of five cars per thousand square feet. The Company currently has approximately 725,000 square feet of rentable space in Las Colinas, Texas. The project is expected to cost approximately $6,364,000.

     The Woodside project will be a three-story brick and glass structure and is adjacent to Nike's world headquarters. The Company currently has approximately one million square feet in Beaverton, Oregon. The project is expected to cost approximately $10,951,000.

     Both of these existing construction projects are expected to be completed in the second quarter of 1999 with rent stabilization projected within six to nine months of completion.

     ACQUISITIONS COMPLETED SUBSEQUENT TO DECEMBER 31, 1998: The following table sets forth certain information regarding properties acquired between January 1, 1999 and March 5, 1999.

                                                          Total Rentable      Amount
Property Name       Location           Date Acquired        Square Feet      Invested
-------------   --------------------   ----------------   --------------   ------------
Waterford A      Austin, Texas          January 6, 1999        30,000      $  3,300,000
McNeil 6         Austin, Texas          January 6, 1999        28,000         2,412,000
Rutland 11       Austin, Texas          January 6, 1999        40,000         1,797,000
Rutland 12       Austin, Texas          January 6, 1999        59,000         2,957,000
Rutland 13       Austin, Texas          January 6, 1999        52,000         2,593,000
Rutland 19       Austin, Texas          January 6, 1999        21,000           870,000
Lafayette (1)    Chantilly, Virginia   January 29, 1999        57,000         4,768,000
Monroe II        Herndon, Virginia     January 29, 1999        51,000         5,665,000
                                                          --------------   ------------
                                                              338,000      $ 24,362,000
                                                          ==============   ============

(1) Does not include additional costs of land parcels acquired for future development of $1 million on which the Company estimates 136,000 square feet can be developed.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material proceedings pending against the Company or any of its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 1998.

ITEM 4A. EXECUTIVE OFFICERS

     The following is a  biographical  summary of the executive  officers of the
Company:

     Ronald L. Havner, Jr., age 41, became a director of the Company on March 16, 1998 and Chairman of the Company on March 17, 1998. Mr. Havner has been President and Chief Executive Officer of the Company or AOPP since December 1996. He was Senior Vice President and Chief Financial Officer of PSI and Vice President of the Company and certain other REITs affiliated with PSI until December 1996.

     Mary Jayne Howard, age 53, became Executive Vice President and President-Property Operations of the Company on March 17, 1998 with overall responsibility for property operations. Ms. Howard has been a senior officer of the Company or AOPP since December 1985 with overall responsibility for commercial property operations and was a Senior Vice President of PSI from November 1985 until December 1996.

     Jack E. Corrigan, age 38, a certified public accountant, became Vice President, Chief Financial Officer and Secretary of the Company on June 8, 1998. From February 1991 until June 1998, Mr. Corrigan was a partner of LaRue, Corrigan & McCormick with responsibility for the audit and accounting practice. He was Vice President and Controller of PSI (formerly Storage Equities, Inc.) from 1989 until February 1991.

     J. Michael Lynch, age 46, became Vice President-Director of Acquisitions and Development of the Company on June 8, 1998. Mr. Lynch was Vice President of Acquisitions and Development of Nottingham Properties, Inc. from 1995 until May 1998. He has 16 years of real estate experience, primarily in acquisitions and development. From 1988 until 1995, Mr. Lynch was a development project manager for The Parkway Companies. From 1983 until 1988, he was an Assistant Vice President, Real Estate Investment Department of First Wachovia Corporation.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a.    Market Price of the Registrant's Common Equity:

     The Common Stock (formerly Common Stock Series A) of the Company (then known as Public Storage Properties XI, Inc.) began trading on the American Stock Exchange on March 27, 1991 under the symbol PSM. In connection with the March 1998 merger of AOPP into the Company, the Company changed its name from Public Storage Properties XI, Inc. to PS Business Parks, Inc. and the Company's Common Stock Series A was reclassified as Common Stock and began trading on the American Stock Exchange under the symbol PSB.

     The following table sets forth the high and low sales prices of the Common Stock (formerly Common Stock Series A) on the American Stock Exchange for the applicable periods:

                                                             Range
                                             -----------------------------------
         Year               Quarter                High                 Low
   -----------------    -----------------    -----------------    --------------
         1997                 1st                $20-3/8              $19-3/8
                              2nd                 20-1/8               19-3/8
                              3rd                 21-7/16              19-5/16
                              4th                 23-1/2               20-1/2

         1998                 1st                 24-1/2               20-1/2
                              2nd                 25-3/4               22-5/16
                              3rd                 26-5/8               18-7/16
                              4th                 24-3/8               18

     As of March 5, 1999, there were approximately 794 holders of record of the Common Stock.

b.   Dividends

     Holders of Common Stock are entitled to receive distributions when and if declared by the Company's Board of Directors out of any funds legally available for that purpose. The Company is required to distribute at least 95% of its net taxable ordinary income prior to the filing of the Company's tax return and 85%, subject to certain adjustments, during the calendar year, to maintain its REIT status for federal income tax purposes. It is management's intention to pay distributions of not less than this required amount.

     Distributions paid per share of Common Stock for 1998 and 1997 amounted to $1.10 and $0.68, respectively (distributions paid prior to March 17, 1998 refer to distributions paid on the AOPP common stock).

     Since the second quarter of 1998, the Company has declared regular quarterly dividends of $0.25 per common share. This reflects a decrease from the quarterly dividend of $0.34 per common share which was paid to the previous shareholders of Public Storage Properties XI, Inc. through the first quarter of 1998. The Board of Directors has established a distribution policy to maximize the retention of operating cash flow and only distribute the minimum amount required for the Company to maintain its tax status as a REIT.

ITEM 6.       SELECTED FINANCIAL DATA (1)

                                 For the Year
                                   Ended
                                 December 31,           For the Periods (2)               For the Years Ended December 31,
                                ---------------   -----------------------------    ----------------------------------------------
                                                  April 1, 1997   January 1, 1997
                                                     through           through
                                                   December 31,       March 31,
                                      1998            1997              1997             1996             1995            1994
                                 -------------    -------------   ---------------    -------------    -------------   -------------
                                                         (In thousands, except per share data)
Revenues:
Rental income................    $    88,320      $    24,364     $     5,805        $         -      $         -     $         -
Facility management fees.....            529              709             247              2,133            2,044           1,973
Interest income..............          1,411              424              29                 43               37              40
                                 -------------    -------------   ---------------    -------------    -------------   -------------
                                      90,260           25,497           6,081              2,176            2,081           2,013
                                 -------------    -------------   ---------------    -------------    -------------   -------------
Expenses:
Cost of operations...........         26,073            9,837           2,493                  -                -               -
Cost of facility management..             77              129              60                514              570             523
Depreciation and amortization         18,908            4,375             820                -                -               -
General and administrative...          2,233            1,248             213              1,143              319             245
Interest expense.............          2,361                1               -                  -                -               -
                                 -------------    -------------   ---------------    -------------    -------------   -------------
                                      49,652           15,590           3,586              1,657              889             768
                                 -------------    -------------   ---------------    -------------    -------------   -------------
Income before minority
interest.....................         40,608            9,907           2,495                519            1,192           1,245
Minority interest in income..        (11,208)          (6,753)         (1,813)                 -                -               -
                                 -------------    -------------   ---------------    -------------    -------------   -------------

Income before income taxes...         29,400            3,154             682                519            1,192           1,245
Income tax expense (2).......              -                -               -               (216)            (472)           (488)
                                 -------------    -------------   ---------------    -------------    -------------   -------------

Net income...................    $    29,400      $     3,154     $       682        $       303      $       720     $       757
                                 =============    =============   ===============    =============    =============   =============
-----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE:
-----------------
Distribution.................    $      1.10      $      0.68     $      0.00        $      0.43      $      0.90     $      0.64

Net income - Basic...........    $      1.52      $      0.92     $      0.31        $      0.32      $      0.80     $      0.84
Net income - Diluted.........    $      1.51      $      0.92     $      0.31        $      0.32      $      0.80     $      0.84

Weighted average common
shares-Basic.................         19,361            3,414           2,193                947              905             900
Weighted average common
shares-Diluted...............         19,429            3,426           2,193                947              905             900
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
------------------
Total assets.................    $   709,414      $   323,454     $   136,922        $     1,941      $     1,110     $       326
Total debt...................         50,541            3,500               -                  -                -               -
Minority interest............        153,015          168,665          97,180                  -                -               -
Shareholders' equity.........    $   489,905      $   142,958     $    36,670        $     1,734      $     1,041     $       343
-----------------------------------------------------------------------------------------------------------------------------------
OTHER DATA
----------
Net cash provided by
operating activities.........    $    60,228      $    13,597     $     5,840        $       413      $       950     $       571
Net cash used in investing
activities...................       (308,646)         (47,105)           (582)                 -                -               -
Net cash provided by (used in)
    financing activities.....        250,602           31,443            (228)              (378)             (84)           (563)
Funds from operations (3)....    $    57,430      $    14,282     $     3,315        $       303      $       720     $       757

Square footage owned at end
of period....................         10,930            6,009           3,014                  -                -               -

(1) The selected financial data for periods prior to March 17, 1998 refers to AOPP.
(2)  See Note 2 of the Notes to Consolidated Financial Statements.
(3) Funds from operations ("FFO") is defined as net income, computed in accordance with generally accepted accounting principles ("GAAP") before depreciation, amortization, minority interest in income, straight line rent adjustments and extraordinary or non-recurring items.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the results of operation and financial condition of PS Business Parks, Inc. (the "Company") should be read in conjunction with the selected financial data and the Company's financial statements included elsewhere in the form 10-K. References to the Company for periods prior to March 17, 1998 refer to AOPP.

COMPARISON OF 1998 TO 1997
--------------------------

     OVERVIEW: During 1998, the Company identified and completed strategic acquisition transactions and focused on increasing cash flow from its existing core portfolio of properties. In addition, the Company began limited development in two of its core markets. The Company strengthened its balance sheet primarily through common equity offerings and a conservative distribution policy that maximizes cash flow retention. The Company also established a capital structure that allows it to take advantage of attractive growth opportunities.

     During 1998, the Company added 4.9 million square feet to its portfolio. The cost of these acquisitions was approximately $378 million. The acquisitions added square footage to each of the Company's existing core markets. The Company acquired 1,687,000 square feet in Texas at an aggregate cost of approximately $102 million; 1,001,000 square feet in Portland, Oregon at an aggregate cost of approximately $115 million; 1,442,000 square feet in the Northern Virginia/Maryland market at an aggregate cost of approximately $108 million; 422,000 square feet in Southern California at an aggregate cost of approximately $25 million and 307,000 square feet in Northern California at an aggregate cost of approximately $25 million. In addition, the Company acquired 62,000 square feet in the Merger at an aggregate cost of approximately $3 million in a market the Company does not consider a core market.

     The Company was also able to increase rents and maintain expenses at a stable level at its "Same Park" facilities during 1998. Revenue increased 5.9%, while expenses remained flat resulting in a 9.5% increase in NOI. The Company defines "Same Park" facilities as those facilities owned or operated by the Company since January 1, 1996.

     Net income for the year ended December 31, 1998 was $29,400,000 compared to $3,836,000 for the same period in 1997. Net income per common share on a diluted basis was $1.51 (based on weighted average diluted shares outstanding of 19,429,000) for the year ended December 31, 1998 compared to net income per common share on a diluted basis of $1.23 (based on diluted weighted average shares outstanding of 3,129,000) for the year ended December 31, 1997, representing an increase of 22.7%. The increases in net income and net income per share reflects the Company's significant growth in its asset base through the acquisition of commercial properties and increase in net operating income from the consistent group of properties.

     COMPARISON WITH 1997 RESULTS: On March 31, 1997, PSI exchanged its non-voting preferred stock for voting common stock of AOPP in a transaction accounted for as a purchase of AOPP by PSI. As a result of PSI attaining a 95% ownership interest in AOPP voting common stock, the financial results for 1997 are presented separately for the period prior to the exchange transaction (January 1, 1997 to March 31, 1997) and subsequent to the exchange transaction (April 1, 1997 to December 31, 1997). To properly compare the operating results for the year ended December 31, 1997 to the same period in the current year, the amounts for 1997 have been combined as follows:

                                                                 April 1, 1997     January 1, 1997     For the Year
                                                                    through            through             Ended
                                                                  December 31,        March 31,         December 31,
                                                                      1997              1997               1997
                                                                 -------------     ---------------     -------------
REVENUES:
   Rental income.............................................    $  24,364,000     $     5,805,000     $  30,169,000
   Facility management fees from affiliates..................          709,000             247,000           956,000
   Interest income...........................................          424,000              29,000           453,000
                                                                 -------------     ---------------     -------------
                                                                    25,497,000           6,081,000        31,578,000
                                                                 -------------     ---------------     -------------

EXPENSES:
  Cost of operations.........................................        9,837,000           2,493,000        12,330,000
  Cost of facility management................................          129,000              60,000           189,000
  Depreciation and amortization..............................        4,375,000             820,000         5,195,000
  General and administrative.................................        1,248,000             213,000         1,461,000
   Interest expense..........................................            1,000                   -             1,000
                                                                 -------------     ---------------     -------------
                                                                    15,590,000           3,586,000        19,176,000
                                                                 -------------     ---------------     -------------

Income before minority interest..............................        9,907,000           2,495,000        12,402,000

  Minority interest in income................................       (6,753,000)         (1,813,000)       (8,566,000)
                                                                 -------------     ---------------     -------------

Net income...................................................    $   3,154,000     $       682,000     $   3,836,000
                                                                 =============     ===============     =============

     RESULTS OF OPERATIONS: The Company's property operations account for almost all of the net operating income earned by the Company. The following table presents the pre-depreciation operating results of the properties for the years ended December 31, 1998 and 1997:

                                                                     1998               1997              Change
                                                                 -------------     ---------------     -------------
Rental income:
Facilities owned throughout each period (35 facilities, 3.0
     million net rentable square feet)......................     $  25,045,000     $    23,936,000            4.6%
Facilities acquired between March 31, 1997 and December
     31, 1998 (71 facilities, 7.9 million net rentable square
     feet)..................................................        63,275,000           6,233,000          915.2%
                                                                 -------------     ---------------     -------------
Total rental income.........................................     $  88,320,000     $    30,169,000          192.8%
                                                                 =============     ===============     =============

Cost of operations (excluding depreciation):
Facilities owned throughout each period.....................     $  10,023,000     $    10,073,000           (0.5%)
Facilities acquired between March 31, 1997 and
     December 31, 1998......................................        16,050,000           2,257,000          611.1%
                                                                 -------------     ---------------     -------------
Total cost of operations....................................     $  26,073,000     $    12,330,000          111.5%
                                                                 =============     ===============     =============

Net operating income (rental income less cost of operations):
Facilities owned throughout each period.....................     $  15,022,000     $    13,863,000            8.4%
Facilities acquired between March 31, 1997 and December 31,
     1998...................................................        47,225,000           3,976,000        1,087.8%
                                                                 -------------     ---------------     -------------
Total net operating income..................................     $  62,247,000     $    17,839,000          248.9%
                                                                 =============     ===============     =============

     Rental income and rental income less cost of operations or net operating income ("NOI") prior to depreciation are summarized for the year ended December 31, 1998 by major geographic regions below:

                                Square      Percent of     Rental      Percent of                  Percent of
         Region                 Footage       Total        Income         Total         NOI           Total
-------------------------     -----------   ----------   -----------   ----------   ------------   ----------
Southern California......       3,085,000      28.2%     $28,930,000       32.7%    $20,803,000       33.4%
Northern California......       1,105,000      10.1%       7,557,000        8.6%      5,513,000        8.9%
Virginia/Maryland........       2,315,300      21.2%      22,710,000       25.7%     15,864,000       25.5%
Texas....................       2,489,700      22.8%      13,927,000       15.8%      8,865,000       14.2%
Oregon...................       1,102,300      10.0%       9,725,000       11.0%      7,652,000       12.3%
Other....................         832,600       7.6%       5,471,000        6.2%      3,550,000        5.7%
                              -----------   ----------   -----------   ----------   -----------   -----------
Total....................      10,929,900     100.0%     $88,320,000      100.0%    $62,247,000      100.0%
                              ===========   ==========   ===========   ==========   ===========   ===========

     SUPPLEMENTAL PROPERTY DATA AND TRENDS: In order to evaluate how the Company's overall portfolio has performed, management analyzes the operating performance of a consistent group of 51 properties (4.2 million net rentable square feet). These 51 properties represent a mature group of properties that have been managed by the Company for at least three years and, as of March 17, 1998, were owned by the Company. The table below summarizes the historical operations of the 51 properties for 1998 and 1997; however, the Company did not own all of the properties throughout the periods presented and therefore, such operations are not all reflected in the Company's historical operating results.

     The following table summarizes the pre-depreciation historical operating results of these "Same Park" facilities for the year ended December 31, 1998 and 1997:

                                                                    1998 (1)      1997 (1)    Change
                                                                  -----------   -----------   ------
Rental income (2)..........................................       $38,927,000   $36,760,000    5.9%
Cost of operations.........................................        14,718,000    14,655,000    0.4%
                                                                  -----------   -----------   ------
   Net operating income....................................       $24,209,000   $22,105,000    9.5%
                                                                  ===========   ===========   ======
     Gross margin (3)......................................           62.2%         60.1%      2.1%

Annualized realized rent per occupied square foot (4)......           $9.74         $9.24      5.4%
Weighted average occupancy for the period..................           95.1%         94.6%      0.5%

(1) Operations for the year ended December 31, 1998 represent the historical operations of the 51 properties; however, the Company did not own all of the properties throughout all periods presented and therefore such operations are not reflected in the Company's historical operating results. All such properties were owned effective March 17, 1998.

(2) Rental income does not include the effect of straight-line accounting.

(3) Gross margin is computed by dividing property net operating income by rental income.

(4) Realized rent per square foot represents the actual revenue earned per occupied square foot.

     The following table summarizes the operating results displayed above by major geographic regions:

                                Revenues     Revenues   Percentage        NOI          NOI      Percentage
                                  1998         1997      Increase        1998         1997       Increase
                              -----------  -----------  ----------   -----------  -----------   ----------
Southern California.......    $14,965,000  $14,362,000      4.2%     $ 9,639,000  $ 9,075,000       6.2%
Northern California.......      5,668,000    5,227,000      8.4%       3,836,000    3,472,000      10.5%
Virginia/Maryland.........      5,271,000    4,953,000      6.4%       3,314,000    2,854,000      16.1%
Texas.....................      6,649,000    6,394,000      4.0%       3,407,000    3,206,000       6.3%
Arizona...................      2,728,000    2,477,000     10.1%       1,731,000    1,488,000      16.3%
Other.....................      3,646,000    3,347,000      8.9%       2,282,000    2,010,000      13.5%
                              -----------  -----------  ----------   -----------  -----------   ----------
Total.....................    $38,927,000  $36,760,000      5.9%     $24,209,000  $22,105,000       9.5%
                              ===========  ===========  ==========   ===========  ===========   ==========

     The increases noted above reflect the performance of the Company's existing
markets.   All  major  markets  reflected  increases  in  rental  rates  without corresponding increases in expenses.

     FACILITY MANAGEMENT OPERATIONS: The Company's net operating income from facility management accounts for a small portion of the Company's net operating income. During the year ended December 31, 1998, $452,000 in net operating income was recognized from facility management operations compared to $767,000 for the same period in 1997. Facility management fees have decreased due to the Company's acquisition of properties previously managed.

     INTEREST INCOME: Interest income reflects earnings on cash balances. Interest income was $1,411,000 for the year ended December 31, 1998 compared to $453,000 for the same period in 1997. The increase is attributable to increased average cash balances primarily due to the Company's issuance of common stock in January and May 1998 and the timing of investing these funds in newly acquired real estate facilities. Average cash balances for the year ended December 31, 1998 were approximately $28 million, compared to $9 million for the same period in 1997.

     COST OF OPERATIONS: Cost of operations for the year ended December 31, 1998 was $26,073,000 compared to $12,330,000 for the same period in 1997. The increase is due primarily to the growth in the total square footage of the Company's portfolio of properties. Cost of operations as a percentage of rental income decreased from 40.9% for the year ended December 31, 1997 to 29.5% for the year ended December 31, 1998 as a result of economies of scale achieved through the acquisition of properties in existing markets. Cost of operations consists primarily of property taxes ($6,967,000), property maintenance ($4,643,000), utilities ($4,558,000) and direct payroll ($3,981,000) for the year ended December 31, 1998.

     DEPRECIATION AND AMORTIZATION EXPENSE: Depreciation and amortization expense for the year ended December 31, 1998 was $18,908,000 compared to $5,195,000 for the same period in 1997. The increase is due to the acquisitions of real estate facilities in 1997 and 1998.

     GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $2,233,000 for the year ended December 31, 1998 compared to $1,461,000 for the same period in 1997. The increase is due to the increased size and acquisition activities of the Company. Included in general and administrative costs are acquisition costs and abandoned transaction costs. Acquisition expenses for 1998 and 1997 were $844,000 and $177,000 respectively. Abandoned transaction costs for 1998 and 1997 were $65,000 and $5,000, respectively.

     INTEREST EXPENSE: Interest expense was $2,361,000 for the year ended December 31, 1998 compared to $1,000 for the same period in 1997. The increase is attributable to mortgage notes assumed in connection with the acquisition of real estate facilities totaling approximately $38 million ($1.5 million in interest expense), temporary financing in connection with acquisitions ($0.5 million in interest expense), costs to establish the line of credit ($0.5 million) and commitment fees ($0.1 million) net of $268,000 of interest expense capitalized to ongoing construction projects.

     MINORITY INTEREST IN INCOME: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income for the year ended December 31, 1998 was $11,208,000 compared to $8,566,000 for the same period in 1997. The increase in minority interest in income is due to improved operating results and the issuance of additional Operating Partnership units, primarily in connection with the acquisition of real estate facilities on April 1, 1997.

COMPARISON OF 1997 TO 1996
--------------------------

     OVERVIEW: During 1997, the Company identified and completed strategic acquisition transactions and focused on increasing cash flow from its existing core portfolio of properties. The Company strengthened its balance sheet primarily through issuance of common stock and Operating Partnership units for real estate. By maintaining low leverage, the Company facilitated future growth.

     During 1997, the Company acquired 6.0 million square feet. The cost of these acquisitions was approximately $308 million. The Company acquired 39 properties (3.4 million square feet) from PSI, which the Company had been managing. In addition, the Company acquired 10 properties (2.6 million square feet) from third parties, primarily in the Southern California and the Maryland/Northern Virginia markets.

     The Company did not own properties during 1996; however, it managed all 51 of the "Same Park" facilities that year. The Company was able to increase rents and maintain expenses at a stable level at its "Same Park" facilities during 1997. Revenue increased 5.4%, while expenses remained flat resulting in a 7.8% increase in NOI. The Company defines "Same Park" facilities as those facilities owned or operated by the Company since January 1, 1996.

     Net income for the year ended December 31, 1997 was $3,836,000 compared to $303,000 for the same period in 1996. Net income per common share on a diluted basis was $1.23 (based on weighted average diluted shares outstanding of 3,129,000) for the year ended December 31, 1997 compared to net income per common share on a diluted basis of $0.32 (based on diluted weighted average shares outstanding of 947,000) for the year ended December 31, 1996. The increases in net income and net income per share reflect the Company's significant growth in its asset base through the acquisition of commercial properties.

     COMPARISON WITH 1997 RESULTS: On March 31, 1997, PSI exchanged its non-voting preferred stock for voting common stock of AOPP in a transaction accounted for as a purchase of AOPP by PSI. As a result of PSI attaining a 95% ownership interest in AOPP voting common stock, the financial results for 1997 are presented separately for the period prior to the exchange transaction (January 1, 1997 to March 31, 1997) and subsequent to the exchange transaction (April 1, 1997 to December 31, 1997). To properly compare the operating results for the year ended December 31, 1997 to the same period in the current year, the amounts for 1997 have been combined as follows:

                                                                April 1, 1997    January 1, 1997     For the Year
                                                                   through            through            Ended
                                                                 December 31,        March 31,       December 31,
                                                                    1997              1997               1997
                                                                -------------    ---------------   ---------------
REVENUES:
   Rental income.............................................   $  24,364,000    $    5,805,000    $    30,169,000
   Facility management fees from affiliates..................         709,000           247,000            956,000
   Interest income...........................................         424,000            29,000            453,000
                                                                -------------    --------------    ---------------
                                                                   25,497,000         6,081,000         31,578,000
                                                                -------------    --------------    ---------------
EXPENSES:
  Cost of operations.........................................       9,837,000         2,493,000         12,330,000
  Cost of facility management................................         129,000            60,000            189,000
  Depreciation and amortization..............................       4,375,000           820,000          5,195,000
  General and administrative.................................       1,248,000           213,000          1,461,000
   Interest expense..........................................           1,000                 -              1,000
                                                                -------------    --------------    ---------------
                                                                   15,590,000         3,586,000         19,176,000
                                                                -------------    --------------    ---------------

Income before minority interest..............................       9,907,000         2,495,000         12,402,000

  Minority interest in income................................      (6,753,000)       (1,813,000)        (8,566,000)
                                                                -------------    --------------    ---------------

Net income...................................................   $   3,154,000    $      682,000    $     3,836,000
                                                                =============    ==============    ===============

     RESULTS OF OPERATIONS: The Company's property operations account for almost all of the net operating income earned by the Company.

     Rental income and NOI are summarized for the year ended December 31, 1997 by major geographic regions below:

                               Square     Percent      Rental      Percent                  Percent
          Region              Footage    of Total      Income     of Total       NOI       of Total
--------------------------   ---------   ---------   -----------  --------   -----------   --------
Southern California.......   2,669,000       44.1%   $10,240,000     33.9%   $ 6,284,000      35.2%
Northern California.......     798,000       13.2%     3,229,000     10.7%     2,155,000      12.1%
Virginia/Maryland.........     873,000       14.4%     5,122,000     17.0%     3,243,000      18.2%
Texas.....................     843,000       13.9%     6,394,000     21.2%     3,076,000      17.2%
Arizona...................     369,000        6.1%     2,477,000      8.2%     1,455,000       8.2%
Other.....................     503,000        8.3%     2,707,000      9.0%     1,626,000       9.1%
                             ----------  ---------   -----------  --------   ------------  --------
Total.....................   6,055,000      100.0%   $30,169,000    100.0%   $17,839,000     100.0%
                             =========   =========   ===========  ========   ===========   ========

     SUPPLEMENTAL PROPERTY DATA AND TRENDS: In order to evaluate how the Company's overall portfolio has performed, management analyzes the operating performance of a consistent group of 51 properties (4.2 million net rentable square feet). These 51 properties represent a mature group of properties that have been managed by the Company for at least three years and, as of March 17, 1998, were owned by the Company. The table below summarizes the historical operations of the 51 properties for years ended December 31, 1997 and 1996; however, the Company did not own all of the properties throughout the periods presented and therefore, such operations are not all reflected in the Company's historical operating results.

     The following table summarizes the pre-depreciation historical operating results of these "Same Park" facilities for the years ended December 31, 1997 and 1996:

                                                                    1997 (1)      1996 (1)     Change
                                                                 -----------    -----------    ------
Rental income (2)...........................................     $36,760,000    $34,891,000      5.4%
Cost of operations..........................................      14,655,000     14,381,000      1.9%
                                                                 -----------    -----------    ------
   Net operating income.....................................     $22,105,000    $20,510,000      7.8%
                                                                 ===========    ===========    ======
     Gross margin (3).......................................         60.1%          58.8%        1.3%

Annualized realized rent per occupied square foot (4).......         $9.24          $8.74        5.7%
Weighted average occupancy for the period...................         94.6%          94.9%       (0.3)%

(1) Operations for the year ended December 31, 1997 represent the historical operations of the 51 properties; however, the Company did not own all of the properties throughout all periods presented and therefore such operations are not reflected in the Company's historical operating results. All such properties were owned effective March 17, 1998.

(2)  Rental income does not include the effect of straight-line accounting.

(3) Gross margin is computed by dividing property net operating income by rental income.

(4) Realized rent per square foot represents the actual revenue earned per occupied square foot.

     The following table summarizes the operating results displayed above by major geographic regions:

                           Revenues     Revenues      Percentage        NOI            NOI      Percentage
                             1997         1996         Increase        1997           1996       Increase
                         -----------   -----------   -----------    -----------   -----------   ----------
Southern California      $14,362,000   $13,441,000         6.9%     $ 9,075,000   $ 8,306,000        9.3%
Northern California        5,227,000     4,911,000         6.4%       3,472,000     3,187,000        8.9%
Virginia/Maryland          4,953,000     4,808,000         3.0%       2,854,000     2,657,000        7.4%
Texas                      6,394,000     6,231,000         2.6%       3,206,000     3,049,000        5.1%
Arizona                    2,477,000     2,232,000        11.0%       1,488,000     1,295,000       14.9%
Other                      3,347,000     3,268,000         2.4%       2,010,000     2,016,000       (0.3)%
                         -----------   -----------   -----------    -----------   -----------   ----------
Total                    $36,760,000   $34,891,000         5.4%     $22,105,000   $20,510,000        7.8%
                         ===========   ===========   ===========    ===========   ===========   ==========

     The increases noted above reflect the performance of the Company's existing
markets.   All  major  markets  reflected  increases  in  rental  rates  without corresponding increases in expenses.

     FACILITY MANAGEMENT OPERATIONS: The Company's facility management accounts for a small portion of the Company's net operating income during 1997 and the majority of its income during 1996. During the year ended December 31, 1997, $767,000 in net operating income was recognized from facility management operations compared to $1,619,000 for the same period in 1996. Facility management fees have decreased due to the Company's acquisition of properties previously managed.

     INTEREST INCOME: Interest income reflects earnings on cash balances. Interest income was $453,000 for the year ended December 31, 1997 compared to $43,000 for the same period in 1996. The increase is attributable to increased average cash balances primarily due to the Company's increased cash flow. Average cash balances for the year ended December 31, 1997 were approximately $9 million, compared to $1 million for the same period in 1996.

     COST OF OPERATIONS: Cost of operations for the year ended December 31, 1997 was $12,330,000 compared to none in the same period in 1996. The increase is due to the acquisition of real estate facilities in 1997. The Company did not own real estate facilities prior to 1997 and served as a manager of commercial properties owned by PSI and its related entities. Cost of operations consists primarily of property taxes ($2,653,000), property maintenance ($1,882,000), utilities ($2,156,000) and direct payroll ($2,648,000) for the year ended December 31, 1997.

     DEPRECIATION AND AMORTIZATION EXPENSE: Depreciation and amortization expense for the year ended December 31, 1997 was $5,195,000 compared to none for the same period in 1996. The increase is due to the acquisition of real estate facilities in 1997.

     GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $1,461,000 for the year ended December 31, 1997 compared to $1,143,000 for the same period in 1996. The increase is due to the increased size and acquisition activities of the Company. Included in general and administrative costs are acquisition costs and abandoned transaction costs. Acquisition expenses for 1997 were $177,000 and none in 1996. Abandoned transaction costs for 1997 were $5,000 and none in 1996.

     MINORITY INTEREST IN INCOME: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income for the year ended December 31, 1997 was $8,566,000 compared to none for the same period in 1996. The increase in minority interest in income is due to the issuance of Operating Partnership units, primarily in connection with the acquisition of real estate facilities on January 2, 1997 and April 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash provided by operating activities for the year ended December 31, 1998 and 1997 was $60,228,000 and $19,437,000, respectively. Management believes that its internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and maintain the current level of distributions to shareholders.

     The following table summarizes the Company's ability to make capital improvements to maintain its facilities through the use of cash provided by operating activities. The remaining cash flow is available to the Company to pay distributions to shareholders and acquire property interests.

                                                                                1998           1997
                                                                            ------------   ------------
Net income............................................................      $29,400,000    $ 3,836,000
Depreciation and amortization.........................................       18,908,000      5,195,000
Change in working capital.............................................          712,000      1,840,000
Minority interest in income...........................................       11,208,000      8,566,000
                                                                            ------------   ------------
Net cash provided by operating activities.............................       60,228,000     19,437,000
Maintenance capital expenditures......................................       (3,376,000)    (1,442,000)
Tenant improvements...................................................       (5,258,000)    (1,415,000)
Capitalized lease commissions.........................................       (1,979,000)      (359,000)
                                                                            ------------   ------------
Funds available for distribution to shareholders, minority interests,
   acquisitions and other corporate purposes..........................       49,615,000     16,221,000
Cash distributions to shareholders and minority interests.............      (29,904,000)    (6,992,000)
                                                                            ------------   ------------
Excess funds available for acquisitions and other corporate purposes..      $19,711,000    $ 9,229,000
                                                                            ============   ============

     The Company's capital structure is characterized by a low level of leverage. As of December 31, 1998, the Company had seven fixed rate mortgage notes payable totaling $38,041,000 and $12,500,000 drawn on its line of credit which represented 7% of its total capitalization (based on book value, including minority interests and debt). The weighted average interest rate for the mortgages is 7.82%. The line of credit currently bears interest at LIBOR plus 0.80% (5.93% at December 31, 1998).

     On August 6, 1998, The Company entered into an unsecured line of credit (the "Credit Agreement") with Wells Fargo Bank. The Credit Agreement has a borrowing limit of $100 million and an expiration date of August 5, 2000. The expiration date may be extended by one year on each anniversary of the Credit Agreement. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or
(ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.55% to LIBOR plus 0.95% depending on the Company's credit ratings and interest coverage ratios, as defined (currently LIBOR plus 0.80%). In addition, the Company is required to pay a commitment fee of 0.25% (per annum).

     The Company expects to fund its growth strategies with cash on hand, internally generated retained cash flows and temporary borrowings from its line of credit. The Company intends to repay amounts borrowed under the credit facility from undistributed cash flow or, as market conditions permit and as determined to be advantageous, from the public or private placement of preferred and common stock or formation of joint ventures. The Company targets a leverage ratio of 40% and a FFO to fixed charges ratio of 3.0 to 1.0. As of December 31, 1998 and for the year then ended, the leverage ratio was 7% and the FFO to fixed charges coverage ratio was 22.74 to 1.0.

     In January 1998, the Company entered into an agreement with institutional investors whereby the Company agreed to issue 6,774,072 shares of its common stock for cash ($155 million) in separate tranches. The first tranche, representing 2,185,187 share or $50 million, was issued in January 1998. The
Company incurred $2.4 million in costs associated with the issuance. The remainder of the common shares (4,588,885) was issued on May 6, 1998 and the net proceeds ($105 million) were used to repay short-term borrowings.

     In May 1998, the Company completed two common stock offerings, raising net proceeds totaling $118.9 million. In the first offering, the Company sold 4,000,000 shares of common stock to an underwriter, resulting in approximately $95.2 million of net proceeds. These shares were resold to various institutional investors. A portion of the proceeds was used to retire debt incurred as a result of a $190 million property portfolio acquisition. In the second common stock offering, the Company sold 1,025,800 common shares to an underwriter, resulting in net proceeds of $23.7 million. These proceeds were used for subsequent acquisitions.

     FUNDS FROM OPERATIONS: Funds from operations ("FFO") is defined as net income, computed in accordance with generally accepted accounting principles ("GAAP"), before depreciation, amortization, minority interest in income, straight line rent adjustments and extraordinary or non-recurring items. FFO is presented because the Company considers FFO to be a useful measure of the operating performance of a REIT which, together with net income and cash flows provides investors with a basis to evaluate the operating and cash flow performances of a REIT. FFO does not represent net income or cash flows from operations as defined by GAAP. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for cash flow or net income as a measure of liquidity or operating performance or ability to make acquisitions and capital improvements or ability to pay distributions or debt principal payments. Also, FFO as computed and disclosed by the Company may not be comparable to FFO computed and disclosed by other REITs.

     Funds from operations for the Company is computed as follows:

                                                                                   1998            1997
                                                                                ------------   ------------
Net income...............................................................       $29,400,000    $ 3,836,000
Depreciation and amortization............................................        18,908,000      5,195,000
Minority interest in income..............................................        11,208,000      8,566,000
Effects of straight line rents...........................................        (2,086,000)             -
                                                                                ------------   ------------
   Subtotal..............................................................        57,430,000     17,597,000
FFO allocated to minority interests......................................       (15,852,000)   (12,153,000)
                                                                                ------------   ------------
Funds from operations allocated to shareholders..........................       $41,578,000    $ 5,444,000
                                                                                ============   ============

     CAPITAL EXPENDITURES: During 1998, the Company incurred $10.6 million in maintenance capital expenditures, tenant improvements and capitalized leasing commissions. In addition, the Company made $0.5 million of renovation expenditures. On a recurring annual basis, the Company expects $0.90 to $1.20 per square foot in recurring capital expenditures in 1999 ($10 - $13 million based on current square footage). In addition, the Company expects to make $3 million in expenditures to continue renovation on two properties in Texas.

     DISTRIBUTIONS: The Company has elected and intends to qualify as a REIT for federal income tax purposes. As a REIT, the company must meet, among other tests, sources of income, share ownership and certain asset tests. In addition, the Company is not taxed on that portion of its taxable income that is distributed to its shareholders provided that at least 95% of its taxable income is so distributed to its shareholders prior to filing of its tax return.

     On February 3, 1999, the Company declared a regular dividend of $0.25 per share payable on March 31, 1999 to shareholders of record on March 15, 1999. The Board of Directors has established a distribution policy to maximize the retention of operating cash flow and only distribute the minimum amount required for the Company to maintain its tax status as a REIT.

IMPACT OF YEAR 2000
-------------------

     The Company utilizes PSI's information systems in connection with a cost sharing and administrative services agreement. The Company and PSI have completed an assessment of all of its hardware and software applications including those affecting the Company to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been using two digits rather than four to define the applicable year. Certain computer programs or hardware with the Y2K Issue have date-sensitive applications or embedded chips that may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations or system failure causing disruptions to operations.

     The Company in conjunction with PSI has an implementation in process for critical applications, including its general ledger and related systems, that are believed to have Y2K issues. PSI and the Company expect the implementation to be complete by June 1999. Contingency plans have been developed for use in case the implementations are not completed on a timely basis. The Company presently believes that the impact of the Y2K Issue on its system can be mitigated. However, if the plan for ensuring Y2K compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, operations of the Company could be materially impacted.

     Certain of the Company's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, are currently being evaluated, and the Company expects the evaluation to be complete by June 1999. The Company expects the implementation of any required solutions to be complete in advance of December 31, 1999. The Company has not fully evaluated the impact of lack of Y2K compliance on these systems, but has no reason to believe that lack of compliance would materially impact its operations.

     The Company exchanges electronic data with certain outside vendors in the banking and payroll processing areas. The Company has been advised by these vendors that their systems are or will be Y2K compliant and has requested a Y2K compliance certification from these entities. The Company is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Y2K compliant, and there can be no assurance that the Company has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

     The total cost of PSI's Y2K compliance activities (which primarily consists of the costs of implementing new systems) will be allocated to all entities that use the PSI computer systems. The amount to be allocated to the Company is estimated at approximately $250,000.

     The costs of the projects and the date on which PSI and the Company believe that it will be Y2K compliant are based upon management's best estimates, and were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. There can be no assurance that PSI and the Company have identified all potential Y2K Issues either within the Company or at external agents. In addition, the impact of the Y2K issue on governmental entities and utility providers and the resultant impact on the Company, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.

RISK FACTORS
------------

     The Company's business is subject to a number of risks and uncertainties. Our business operating results and financial condition could be adversely affected by any one of the following risks or any of the risks described under the caption "Risk Factors" in our Registration Statement on Form S-3 (file no. 333-50463) which risks are attached hereto as Exhibit 99.1 and incorporated herein by reference.

OUR BUSINESS COULD BE SUBJECT TO ENVIRONMENTAL LIABILITIES

     Federal, state and local environmental laws impose liability on an owner or operator of real estate interests for the costs of cleaning up past or present releases of hazardous or toxic substances on or from a property for damages resulting from these releases. Some of these laws impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic wastes at or from a property. Some of these laws also impose liability on an owner or operator of real estate interests for air and water pollution and the improper handling and disposal of hazardous or toxic wastes. This liability may exceed the value of the property. The presence of hazardous or toxic wastes, or the failure to properly remedy any resulting contamination, may make it more difficult for the owner or operator to sell, lease or operate its property or to borrow money using its property as collateral. There can be no assurance that any future environmental laws that may be enacted will not impose material liabilities on us.

     We acquired a property in Beaverton, Oregon known as Creekside Corporate Park in May of 1998. A property owned by Mattel Corporation adjacent to Creekside Corporate Park is currently the subject of an environmental remedial investigation that is being conducted by the current and past owners of the property, pursuant as part of a consent order issued by the Oregon Department of Environmental Quality ("ODEQ"). We are not a party to the consent order. As part of the consent order, the ODEQ ordered the property owners to sample soil and groundwater on our property to determine the nature and extent of contamination resulting from past industrial operations at the Mattel property. We executed access agreements with the current and former property owners to allow access to our property to conduct the required sampling and testing. The sampling and testing is ongoing, and preliminary results from one area indicate that the contamination from the Mattel property may have migrated onto a portion of the Creekside Corporate Park that we own.

     There is no evidence that any past or current use of the Creekside Corporate Park property contributed in any way to the contamination that is the subject of the ODEQ's investigation. Nevertheless, upon completion of the remedial study it is likely that removal or remedial measures will be required to address any contamination detected during the remedial study, including any contamination on or under the Creekside Corporate Park property. Because of the preliminary nature of the investigation, we cannot predict the outcome of the investigation, nor can we estimate the costs of any remediation or removal activities that may be required.

     We believe that we bear no responsibility or liability for the contamination, but there can be no assurance that we will not be held liable for costs and expenses incurred with respect to this matter. If we are ultimately deemed responsible for any costs or expenses relating to this matter, however, we believe that we have a claim against the party from which we purchased Creekside Corporate Park for any liabilities that we may incur as a result of this contamination.

     We have  conducted  preliminary  environmental  assessments  of most of our properties (and we intend to conduct preliminary environmental assessments in connection with future property acquisitions) to evaluate the environmental condition of our properties and the potential environmental liabilities associated with our properties. Our assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity.

     When preliminary environmental assessments have revealed any potential environmental liability, we have obtained an indemnification from entities which we deem to be creditworthy (including Public Storage Inc.) or established escrows with funds that would otherwise be payable to sellers of property to remedy the environmental matter. Nevertheless, the preliminary environmental assessments may not reveal all environmental liabilities and there may be material environmental liabilities of which we are unaware. The current environmental condition of our properties may be affected by tenants, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks) or by third parties unrelated to us.

YEAR 2000 PROBLEMS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS

     We use Public Storage's information systems in connection with a cost sharing and administrative services agreement. Both PS Business Parks, Inc. and Public Storage have completed an assessment of all of their hardware and software applications including those affecting us to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been written using two digits rather than four to define the applicable year. Certain computer programs or hardware with the Y2K Issue have date-sensitive applications or embedded chips that may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations or system failure causing disruption to operations.

     PS Business Parks in conjunction with Public Storage have an implementation in process for critical applications, including its general ledger and related systems, that are believed to have Y2K issues. PS Business Parks and Public Storage expect the implementation to be complete by June 1999. Contingency plans have been developed for use in case the implementations are not completed on a timely basis. We presently believe that the impact of the Y2K Issue on our systems can be mitigated. However, if the plan for ensuring Year 2000 compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, our operations could be materially impacted.

     Certain of our other non-computed related systems that may be impacted by the Y2K Issue, such as security systems, are currently being evaluated, and we expect an evaluation to be completed by June 1999. We expect the implementation of any required solutions to be completed in advance of December 31, 1999. We have not fully evaluated the impact of lack of Year 2000 compliance on these systems, but have no reason to believe that lack of compliance would materially impact our operations.

     We exchange electronic data with certain outside vendors in the banking and payroll processing areas. We have been advised by these vendors that their systems are or will be Year 2000 compliant and have requested a Year 2000 compliance certification from these entities. We are not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that we have identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact our business, financial condition and results of operations. The effect of non-compliance by external agents is not determinable.

     The total cost of Public Storage's Year 2000 compliance activities (which primarily consists of the costs of new systems) will be allocated to all entities that use Public Storage's computer systems. The amount to be allocated to us is estimated at approximately $250,000.

     The costs of the projects and the date on which PS Business Parks and Public Storage believe that it will be Year 2000 compliant are based upon management's best estimates, and were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. There can be no assurance that PS Business Parks and Public Storage have identified all potential Y2K Issues either within PS Business Parks or at external agents. In addition, the impact of the Y2K Issue on governmental entities and utility providers and the resultant impact on PS Business Parks, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     To limit the Company's exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting either of common or preferred stock. At December 31, 1998, the Company's debt as a percentage of shareholders' equity (based on book values) was 10.3%.

     The Company's market risk sensitive instruments include mortgage notes payable which totaled $50,541,000 at December 31, 1998 (including $12,500,000 of borrowings on the Company's revolving line of credit which were subsequently repaid). Substantially all of the Company's mortgage notes payable bear interest at fixed rates. See Note 7 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable as of December 31, 1998. Based on borrowing rates currently available to the Company, the carrying amount of debt approximates fair value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     The financial statements of the Company (AOPP for periods prior to March 17, 1998) at December 31, 1998 and December 31, 1997 and for the year ended December 31, 1998, the period from April 1, 1997 through December 31, 1997, the period from January 1, 1997 through March 31, 1997 and the year ended December 31, 1996 and the report of Ernst & Young LLP, Independent Auditors, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index of Financial Statements and Schedule in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

     Not Applicable.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement to be filed in connection with the annual shareholders' meeting to be held in 1999 (the "Proxy Statement") under the caption "Proposal No. 1-Election of Directors." Information required by this item with respect to executive officers is provided in Item 4A of this report. See "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

     The information  required by this item is hereby  incorporated by reference
to  the  material   appearing  in  the  Proxy   Statement   under  the  captions
"Compensation" and "Compensation Committee Interlocks and Insider
Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Proposal No. 1-Election of Directors-Security Ownership of Certain Beneficial Owners" and "-Security Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation-Certain Relationships and Related Transactions."

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
         --------------------------------------------------------------

a.   1.  Financial Statements

     The financial statements listed in the accompanying Index to Financial Statements and Schedule hereof are filed as part of this report.

     2.  Financial Statements Schedule

     The financial statements schedule listed in the accompanying Index to Financial Statements and Schedule are filed as part of this report.

     3.  Exhibits

     See Index to Exhibits contained herein.

b.   Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated September 30, 1998 (filed October 13, 1998), as amended by Form 8-K/A dated September 30, 1998 (filed November 13, 1998) pursuant to Item 5, which filed Combined Statements of Revenues and Certain Expenses for the Northpointe D and G Properties for the six months ended June 30, 1998 and for the year ended December 31, 1997, Statements of Revenues and Certain Expenses for the Gunston Property for the six months ended June 30, 1998 and for the year ended December 31, 1997, and Statements of Revenues and Certain Operating Expenses for the Spectrum 95 Property for the six month ended June 30, 1998 and for the year ended December 31, 1997.

     The Company filed a Current Report on Form 8-K dated December 31, 1998 (filed January 13, 1999), as amended by Form 8-K/A dated December 31, 1998 (filed February 17, 1999) pursuant to Item 5, which filed Combined Statements of Revenues and Certain Expenses for Hill Properties for the nine months ended September 30, 1998 and for the year ended December 31, 1997 and Statements of Revenues and Certain Operating Expenses for the Las Plumas Property for the nine months ended September 30, 1998 and for the year ended December 31, 1997.

c.   Exhibits

     See Index to Exhibits contained herein.

d.   Financial Statement Schedules

     Not applicable.

                             PS BUSINESS PARKS, INC.
                                  EXHIBIT INDEX
                                  (Item 14(c))

2.1 Amended and Restated Agreement and Plan of Reorganization among Registrant, American Office Park Properties, Inc. ("AOPP") and Public Storage, Inc. ("PSI") dated as of December 17, 1997. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

3.1 Restated Articles of Incorporation. Filed with Registrant's Current Report on Form 8-K dated March 17, 1998 and incorporated herein by reference.

3.2 Restated Bylaws. Filed with Registrant's Current Report on Form 8-K dated March 17, 1998 and incorporated herein by reference.

10.1 Amended Management Agreement between Storage Equities, Inc. and Public Storage Commercial Properties Group, Inc. dated as of February 21, 1995. Filed with PSI's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

*10.2    Registrant's   1997  Stock  Option  and  Incentive  Plan.   Filed  with
         Registrant's Registration Statement No. 333-48313 and incorporated herein by reference.

10.3 Agreement of Limited Partnership of PS Business Parks, L.P. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

10.4 Merger and Contribution Agreement dated as of December 23, 1997 among Acquiport Two Corporation, Acquiport Three Corporation, New York State Common Retirement Fund, American Office Park Properties, L.P., AOPP and AOPP Acquisition Corp. Three. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

10.5 Agreement Among Shareholders and Company dated as of December 23, 1997 among Acquiport Two Corporation, AOPP, American Office Park Properties, L.P. and PSI. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

10.6 Amendment to Agreement Among Shareholders and Company dated as of January 21, 1998 among Acquiport Two Corporation, AOPP, American Office Park Properties, L.P. and PSI. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

10.7 Non-Competition Agreement dated as of December 23, 1997 among PSI, AOPP, American Office Park Properties, L.P. and Acquiport Two
         Corporation. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

**10.8 Employment Agreement between AOPP and Ronald L. Havner, Jr. dated as of December 23, 1997. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

**10.9 Employment Agreement between AOPP and Mary Jayne Howard dated as of December 23, 1997. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

**10.10 Employment Agreement between Registrant and J. Michael Lynch dated as of May 20, 1998. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

10.11 Common Stock Purchase Agreement dated as of January 23, 1998 among AOPP and the Investors signatory thereto. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

10.12 Registration Rights Agreement dated as of January 30, 1998 among AOPP and the Investors signatory thereto. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

10.13    Registration  Rights  Agreement  dated as of  March  17,  1998  between
         Registrant and Acquiport Two Corporation ("Acquiport Registration Rights Agreement"). Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

10.14 Letter dated May 20, 1998 relating to Acquiport Registration Rights Agreement. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

10.15 Revolving Credit Agreement dated August 6, 1998 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

10.16 Form of Indemnity Agreement. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference.

10.17 Cost Sharing and Administrative Services Agreement dated as of November 16, 1995 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference.

10.18 Amendment to Cost Sharing and Administrative Services Agreement dated as of January 2, 1997 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference.

10.19 Accounts Payable and Payroll Disbursement Services Agreement dated as of January 2, 1997 by and between PSCC, Inc. and American Office Park Properties, L.P. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference.

11       Statement re: Computation of Earnings per Share. Filed herewith.

12 Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

23       Consent of Independent Auditors. Filed herewith.

27       Financial Data Schedule. Filed herewith.

99.1 Risk factors included under the section entitled "Risk Factors" on pages 4 through 9 of the Registrant's prospectus dated May 15, 1998. Filed herewith.


---------------
     *      Compensatory benefit plan.

    **      Management contract.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Dated:  March 10, 1999

                                            PS BUSINESS PARKS, INC.

                                            BY: /s/ Ronald L. Havner, Jr.
                                                --------------------------------
                                                Ronald L. Havner, Jr.
                                                President, Chairman of the Board
                                                and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                 Title                                  Date
---------------------------------------------------------------------------------------------------------
/s/ Ronald L. Havner, Jr.               President,  Chairman of the Board and
-------------------------               Chief  Executive  Officer  (principal
Ronald L. Havner, Jr.                   executive officer)                                 March 10, 1999


/s/ Jack E. Corrigan                    Vice  President  and Chief  Financial
--------------------                    Officer (principal  financial officer
Jack E. Corrigan                        and principal accounting officer)                  March 10, 1999

/s/ Harvey Lenkin
-----------------
Harvey Lenkin                           Director                                           March 10, 1999

/s/ Vern O. Curtis
------------------
Vern O. Curtis                          Director                                           March 10, 1999

/s/ James H. Kropp
------------------
James H. Kropp                          Director                                           March 10, 1999

/s/ Jack D. Steele
------------------
Jack D. Steele                          Director                                           March 10, 1999

/s/ Alan K. Pribble
-------------------
Alan K. Pribble                         Director                                           March 10, 1999

/s/ Arthur M. Friedman
----------------------
Arthur M. Friedman                      Director                                           March 10, 1999


                            PS BUSINESS PARKS, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                         (Item 14(a)(3) and Item 14(c))

                                                                                                        Page
                                                                                                        ----
Report of Independent Auditors..............................................................            F-1

Consolidated balance sheets as of December 31, 1998 and 1997................................            F-2

Consolidated  statements of income for the year ended December 31, 1998, the period from April
1, 1997 through  December 31, 1997, the period from January 1, 1997 through March 31, 1997 and
the year ended December 31, 1996............................................................            F-3

Consolidated  statement of  shareholders'  equity for the year ended  December  31, 1998,  the period from April 1, 1997 through  December 31, 1997,  the period from January 1, 1997 through
March 31, 1997 and the year ended December 31, 1996.........................................            F-4

Consolidated  statements of cash flows for the year ended  December 31, 1998,  the period from
April 1, 1997 through  December 31,  1997,  the period from January 1, 1997 through  March 31,
1997 and the year ended December 31, 1996...................................................            F-5

Notes to consolidated financial statements..................................................            F-7

SCHEDULE:

III - Real estate and accumulated depreciation..............................................            F-20

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
PS Business Parks, Inc.


We have audited the accompanying consolidated balance sheets of PS Business Parks, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 1998, the period from April 1, 1997 through December 31, 1997, the period from January 1, 1997 through March 31, 1997 and the year ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Business Parks, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the year ended December 31, 1998, the period from April 1, 1997 through December 31, 1997, the period from January 1, 1997 through March 31, 1997 and the year ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                           /s/ ERNST & YOUNG LLP


Los Angeles, California
February 2, 1999

                             PS BUSINESS PARKS, INC.
                         CONSOLIDATED BALANCE SHEETS


                                                                         December 31,     December 31,
                                                                            1998             1997
                                                                        -------------    -------------
                                     ASSETS
                                     ------
Cash and cash equivalents........................................       $  6,068,000     $  3,884,000

Real estate facilities, at cost:
     Land........................................................        176,241,000       91,754,000
     Buildings and equipment.....................................        536,697,000      226,466,000
                                                                        -------------    -------------
                                                                         712,938,000      318,220,000
     Accumulated depreciation....................................        (22,517,000)      (3,982,000)
                                                                        -------------     ------------
                                                                         690,421,000      314,238,000
Construction in progress.........................................          7,716,000                -
                                                                        -------------    -------------
                                                                         698,137,000      314,238,000

Intangible assets, net...........................................          1,583,000        3,272,000
Other assets.....................................................          3,626,000        2,060,000
                                                                        -------------    -------------
              Total assets.......................................       $709,414,000     $323,454,000
                                                                        =============    =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


Accrued and other liabilities....................................       $ 15,953,000     $  8,331,000
Line of credit...................................................         12,500,000                -
Mortgage notes payable...........................................         38,041,000                -
Note payable to affiliate........................................                  -        3,500,000
                                                                        -------------    -------------
     Total liabilities..........................................          66,494,000       11,831,000

Minority interest................................................        153,015,000      168,665,000

Shareholders' equity:
     Preferred  stock,  $0.01 par value,  50,000,000  shares
         authorized,  none outstanding at December 31, 1998 and
         December 31, 1997.......................................                  -                -
     Common   stock,   $0.01  par   value,   100,000,000   shares
         authorized,  23,635,650  shares issued and outstanding at
         December   31,   1998   (7,728,309   shares   issued  and
         outstanding at December 31, 1997).......................            236,000           77,000
     Paid-in capital.............................................        482,471,000      143,277,000
     Cumulative net income.......................................         32,554,000        3,154,000
     Cumulative distributions....................................        (25,356,000)      (3,550,000)
                                                                        -------------    -------------
         Total shareholders' equity..............................        489,905,000      142,958,000
                                                                        -------------    -------------
              Total liabilities and shareholders' equity.........       $709,414,000     $323,454,000
                                                                        =============    =============

                            See accompanying notes.


                             PS BUSINESS PARKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                          For the Periods (Note 2)
                                                                     ----------------------------------
                                                 For the Year          April 1, 1997    January 1, 1997    For the Year
                                               Ended December 31,         through           through      Ended December 31,
                                                   1998              December 31, 1997  March 31, 1997          1996
                                               ------------------    -----------------  ---------------  ------------------
Revenues:
   Rental income...........................    $     88,320,000      $     24,364,000   $    5,805,000   $               -
   Facility management fees from affiliates             529,000               709,000          247,000           2,133,000
   Interest income.........................           1,411,000               424,000           29,000              43,000
                                               -----------------     -----------------  ---------------  ------------------
                                                     90,260,000            25,497,000        6,081,000           2,176,000
                                               -----------------     -----------------  ---------------  ------------------

Expenses:
  Cost of operations.......................          26,073,000             9,837,000        2,493,000                   -
  Cost of facility management..............              77,000               129,000           60,000             514,000
  Depreciation and amortization............          18,908,000             4,375,000          820,000                   -
  General and administrative...............           2,233,000             1,248,000          213,000           1,143,000
  Interest expense.........................           2,361,000                 1,000                -                   -
                                               -----------------    ------------------  ---------------  ------------------
                                                     49,652,000            15,590,000        3,586,000           1,657,000
                                               -----------------    ------------------  ---------------  ------------------

Income before minority interest............          40,608,000             9,907,000        2,495,000             519,000

  Minority interest in income..............         (11,208,000)           (6,753,000)      (1,813,000)                  -
                                               -----------------    ------------------  ---------------  ------------------

Income before income taxes.................          29,400,000             3,154,000          682,000             519,000

  Income tax expense.......................                   -                     -                -            (216,000)
                                               -----------------    ------------------  ---------------  ------------------

Net income.................................    $     29,400,000     $       3,154,000   $      682,000   $         303,000
                                               =================    ==================  ===============  ==================




Net income per share:
  Basic....................................    $           1.52     $            0.92   $         0.31   $            0.32
                                               =================    ==================  ===============  ==================
  Diluted..................................    $           1.51     $            0.92   $         0.31   $            0.32
                                               =================    ==================  ===============  ==================

Weighted average shares outstanding:
  Basic....................................          19,361,000             3,414,000        2,193,000             947,000
                                               =================    ==================  ===============  ==================
  Diluted..................................          19,429,000             3,426,000        2,193,000             947,000
                                               =================    ==================  ===============  ==================

                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                         Preferred Stock                  Common Stock
                                                  ------------------------------- ------------------------------
                                                      Shares          Amount           Shares           Amount
                                                  ---------------- -------------- ----------------- ------------
BALANCES AT DECEMBER 31, 1995.................            899,608   $      9,000           47,348    $     1,000
   Issuance of common stock for cash..........                  -              -           47,349              -
   Net income.................................                  -              -                -              -
   Distributions paid.........................                  -              -                -              -
                                                  --------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996.................            899,608          9,000           94,697          1,000
   Issuance of preferred stock in exchange for
     real estate facilities...................          1,198,680         12,000                -              -
   Net income.................................                  -              -                -              -
   Issuance of common stock for cash..........                  -              -            4,797              -
   Adjustment to reflect cost of PSI's
     investment in PSB .......................                  -              -                -              -
   Exchange of preferred stock for common stock        (2,098,288)       (21,000)       2,098,288         21,000
   Adjustment to reflect minority interest to
     underlying ownership interest  ..........                  -              -                -              -
                                                  --------------------------------------------------------------
BALANCES AT MARCH 31, 1997....................                  -              -        2,197,782         22,000
   Issuance of common stock for cash..........                  -              -        2,025,769         20,000
   Issuance of common stock in exchange for
     real estate facilities...................                  -              -        3,504,758         35,000
   Net income.................................                  -              -                -              -
   Distributions paid.........................                  -              -                -              -
   Adjustment to reflect minority interest to
     underlying ownership interest............                  -              -                -              -
                                                  --------------------------------------------------------------
BALANCES AT DECEMBER 31, 1997.................                  -              -        7,728,309         77,000
    Issuance of common stock:
       Conversion of OP units.................                  -              -        1,785,007         18,000
       Private offerings, net of costs........                  -              -        6,774,072         68,000
       Exercise of stock options..............                  -              -           39,024              -
       In connection with a business combination                -              -        2,283,438         23,000
       Public offerings, net of costs.........                  -              -        5,025,800         50,000
   Net income.................................                  -              -                -              -
   Distributions paid.........................                  -              -                -              -
   Adjustment to reflect minority interest to
     underlying ownership interest............                  -              -                -              -
                                                  ---------------- -------------- ----------------- -------------
BALANCES AT DECEMBER 31, 1998.................                  -   $          -       23,635,650    $   236,000
                                                  ================ ============== ================= =============

                             PS BUSINESS PARKS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                      Cumulative      Cumulative      Shareholders'
                                                  Paid-in Capital     Net Income    Distributions        Equity
                                                  ---------------- -------------- ----------------- ---------------
BALANCES AT DECEMBER 31, 1995.................       $    783,000   $    248,000   $            -    $  1,041,000
   Issuance of common stock for cash..........            790,000              -                -         790,000
   Net income.................................                  -        303,000                -         303,000
   Distributions paid.........................                  -       (400,000)               -        (400,000)
                                                 ------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996.................          1,573,000        151,000                -       1,734,000
   Issuance of preferred stock in exchange for
     real estate facilities...................         19,988,000              -                -      20,000,000
   Net income.................................                  -        682,000                -         682,000
   Issuance of common stock for cash..........             80,000              -                -          80,000
   Adjustment to reflect cost of PSI's
     investment in PSB .......................         13,194,000       (833,000)               -      12,361,000
   Exchange of preferred stock for common stock                 -              -                -               -
   Adjustment to reflect minority interest to
     underlying ownership interest  ..........          1,813,000              -                -       1,813,000
                                                 ---------------------------------------------------------------------
BALANCES AT MARCH 31, 1997....................         36,648,000              -                -      36,670,000
   Issuance of common stock for cash..........         33,780,000              -                -      33,800,000
   Issuance of common stock in exchange for
     real estate facilities...................         75,939,000              -                -      75,974,000
   Net income.................................                  -      3,154,000                -       3,154,000
   Distributions paid.........................                  -              -       (3,550,000)     (3,550,000)
   Adjustment to reflect minority interest to
     underlying ownership interest............         (3,090,000)             -                -      (3,090,000)
                                                 ---------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1997.................        143,277,000      3,154,000       (3,550,000)    142,958,000
    Issuance of common stock:
       Conversion of OP units.................         33,005,000              -                -      33,023,000
       Private offerings, net of costs........        152,533,000              -                -     152,601,000
       Exercise of stock options..............            651,000              -                -         651,000
       In connection with a business combination       46,787,000              -                -      46,810,000
       Public offerings, net of costs.........        118,810,000              -                -     118,860,000
   Net income.................................                  -     29,400,000                -      29,400,000
   Distributions paid.........................                  -              -      (21,806,000)    (21,806,000)
   Adjustment to reflect minority interest to
     underlying ownership interest............        (12,592,000)             -                -     (12,592,000)
                                                  ---------------- -------------- ----------------- ----------------
BALANCES AT DECEMBER 31, 1998.................       $482,471,000   $ 32,554,000    $ (25,356,000)   $489,905,000
                                                  ================ ============== ================= ================

                             See accompanying notes.

                             PS BUSINESS PARKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     For the Periods (Note 2)
                                                                                   --------------------------------
                                                                  For the Year     April 1, 1997    January 1, 1997    For the Year
                                                                      Ended          through           through            Ended
                                                                    December 31,    December 31,       March 31,       December 31,
                                                                      1998             1997              1997             1996
                                                                 ---------------   --------------   ---------------   --------------
Cash flows from operating activities:
 Net income..................................................    $ 29,400,000      $  3,154,000     $    682,000      $    303,000

 Adjustments  to  reconcile  net  income  to  net  cash
   provided  by  operating activities:
     Depreciation and amortization expense...................      18,908,000         4,375,000          820,000                 -
     Minority interest in income.............................      11,208,000         6,753,000        1,813,000                 -
     Increase in other assets................................      (1,913,000)       (1,465,000)        (400,000)          (28,000)
     Increase in accrued and other liabilities...............       2,625,000           780,000        2,925,000           138,000
                                                                 ---------------   --------------   ---------------   --------------
          Total adjustments..................................      30,828,000        10,443,000        5,158,000           110,000
                                                                 ---------------   --------------   ---------------   --------------

       Net cash provided by operating activities.............      60,228,000        13,597,000        5,840,000           413,000
                                                                 ---------------   --------------   ---------------   --------------

Cash flows from investing activities:
     Acquisition of real estate facilities...................    (289,415,000)      (44,122,000)               -                 -
     Acquisition cost of business combination................        (424,000)                -                -                 -
     Construction in progress................................      (7,716,000)                -                -                 -
     Capital improvements to real estate facilities..........     (11,091,000)       (2,983,000)        (582,000)                -
                                                                 ---------------   --------------   ---------------   --------------
       Net cash used in investing activities.................    (308,646,000)      (47,105,000)        (582,000)                -
                                                                 ---------------   --------------   ---------------   --------------

Cash flows from financing activities:
     Borrowings from an affiliate............................     179,000,000         3,500,000                -                 -
     Borrowings from line of credit..........................      12,500,000                 -                -                 -
     Repayment of borrowings from an affiliate...............    (182,500,000)                -                -                 -
     Principal payments on mortgage notes payable............        (606,000)                -                -                 -
     Decrease (increase) in receivable from affiliate........               -         1,135,000         (308,000)         (768,000)
     Net proceeds from the issuance of common stock..........     272,112,000        33,800,000           80,000           790,000
     Distributions paid to shareholders......................     (21,806,000)       (3,550,000)               -          (400,000)
     Distributions paid to minority interests................      (8,098,000)       (3,442,000)               -                 -
                                                                 ---------------   --------------   ---------------   --------------
       Net cash provided by (used in) financing activities...     250,602,000        31,443,000         (228,000)         (378,000)
                                                                 ---------------   --------------   ---------------   --------------

Net increase (decrease) in cash and cash equivalents.........       2,184,000        (2,065,000)       5,030,000            35,000

Cash and cash equivalents at the beginning of the period.....       3,884,000         5,949,000          919,000           884,000
                                                                 ---------------   --------------   ---------------   --------------

Cash and cash equivalents at the end of the period...........    $  6,068,000      $  3,884,000     $  5,949,000      $    919,000
                                                                 ===============   ==============   ===============   ==============

Supplemental disclosures:
     Interest paid...........................................    $  2,629,000      $      1,000     $          -      $          -
                                                                 ===============   ==============   ===============   ==============

                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Periods (Note 2)
                                                                                   --------------------------------
                                                                  For the Year     April 1, 1997   January 1, 1997    For the Year
                                                                      Ended          through            through           Ended
                                                                    December 31,    December 31,       March 31,       December 31,
                                                                      1998             1997              1997             1996
                                                                 ---------------   --------------   ---------------   --------------
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCIAL
ACTIVITIES:
Acquisitions of real estate  facilities and associated assets and liabilities in exchange for preferred stock, minority
   interests, and mortgage notes payable:
     Real estate facilities..................................    $  (44,592,000)   $(146,207,000)   $ (117,180,000)   $          -
     Other assets (deposits on real estate acquisitions).....           800,000                -                 -
     Accrued and other liabilities...........................         3,531,000        4,419,000                 -               -
     Minority interest.......................................         1,614,000       65,084,000        97,180,000               -
     Preferred stock.........................................                 -                -            12,000               -
     Common stock............................................                 -           35,000                 -               -
     Paid in capital.........................................                 -       75,939,000        19,988,000               -
     Mortgage notes payable..................................        38,647,000                -                 -               -
     Intangible assets.......................................                 -          730,000                 -               -

Business combination:
     Real estate facilities..................................       (48,305,000)               -                 -               -
     Other assets............................................          (452,000)               -                 -               -
     Accrued and other liabilities...........................         1,523,000                -                 -               -
     Common stock............................................            23,000                -                 -               -
     Paid in capital.........................................        46,787,000                -                 -               -

Conversion of OP units into shares of common stock:
     Minority interest.......................................       (33,023,000)               -                 -               -
     Common stock............................................            18,000                -                 -               -
     Paid in capital.........................................        33,005,000                -                 -               -

Adjustment to reflect minority interest to underlying ownership interest:
     Minority interest.......................................        12,592,000        3,090,000        (1,813,000)              -
     Paid in capital.........................................       (12,592,000)      (3,090,000)        1,813,000               -

Exchange of preferred stock for common stock:
     Preferred stock.........................................                 -                -           (21,000)              -
     Common stock............................................                 -                -            21,000               -

Adjustment to acquisition cost (see Note 2):
     Real estate facilities..................................        (1,315,000)               -        (7,146,000)              -
     Accumulated depreciation................................                 -                -          (820,000)              -
     Intangible assets.......................................         1,315,000                -        (4,395,000)              -
     Paid in capital.........................................                 -                -        13,194,000               -
     Cumulative net income...................................                 -                -          (833,000)              -

                             See accompanying notes.

                             PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

     ORGANIZATION

     PS Business Parks, Inc. ("PSB" or the "Company"), a California corporation, is the success1r to American Office Park Properties, Inc. ("AOPP") which merged with and into Public Storage Properties XI, Inc. ("PSP 11") on March 17, 1998 (the "Merger"). The name of the Company was changed to "PS Business Parks, Inc." in connection with the Merger. See Note 3 for a description of the Merger and its terms.


     Based upon the terms of the Merger, the transaction for financial reporting and accounting purposes has been accounted for as a reverse acquisition whereby AOPP is deemed to have acquired PSP11. However, PSP11 is the continuing legal entity and registrant for both Securities and Exchange filing purposes and income tax reporting purposes. All subsequent references to PSB or the Company for periods prior to March 17, 1998 shall refer to AOPP.

     PSB was organized in California in 1986 as a wholly owned subsidiary of Public Storage Management, Inc. ("PSMI"), a privately owned company of B. Wayne Hughes and his family (collectively "Hughes").


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


     DESCRIPTION OF BUSINESS

     PSB is a fully integrated, self-managed real estate investment trust ("REIT") that acquires, owns, operates and develops commercial properties containing commercial and industrial rental space. From 1986 through 1996, PSB's sole business activity consisted of the management of commercial properties owned primarily by PSI and affiliated entities.

     Commencing in 1997, PSB began to own and operate commercial properties for its own behalf. At December 31, 1998, PSB and the Operating Partnership collectively owned and operated 106 commercial properties (approximately
     10.9 million net rentable square feet) located in 11 states. In addition, the Operating Partnership managed, on behalf of PSI and affiliated entities, 36 commercial properties (approximately 1.0 million net rentable square feet).

                             PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The financial statements for 1996 include only the accounts of PSB. The consolidated financial statements for 1998 and 1997 include the accounts of PSB and the Operating Partnership. At December 31, 1998, PSB owned approximately 73% of the OP units of the Operating Partnership. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. Historical financial data of PSP11 have not been included in the historical financial statements of PSB.


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


     Prior to March 31, 1997, control of PSB was held by entities other than PSI. As a result of PSI acquiring a majority of the voting common stock and control of PSB on March 31, 1997, the 1997 consolidated financial statements are presented separately for the period prior to March 31, 1997 (January 1, 1997 through March 31, 1997) and the period subsequent to March 31, 1997 (April 1, 1997 through December 31, 1997) when control was held by PSI.

     USE OF ESTIMATES

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     PSB considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value.

     REAL ESTATE FACILITIES

     Costs related to the improvements of properties are capitalized. Expenditures for repairs and maintenance are charged to expense when incurred. Buildings and equipment are depreciated on the straight-line method over the estimated useful lives, which are generally 30 and 5 years, respectively.

     Interest cost incurred during the period of construction of real estate facilities is capitalized. Construction in progress includes $268,000 of interest costs capitalized in 1998.

                             PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


     INTANGIBLE ASSETS

     Intangible assets consist of property management contracts for properties managed, but not owned, by PSB. The intangible assets are being amortized over seven years. As properties managed are subsequently acquired by PSB, the unamortized basis of intangible assets related to such property is included in the cost of acquisition of such property. During April 1997, PSB acquired four properties from PSI and included in the cost of real estate facilities for such properties is $730,000 of cost previously classified as intangible assets. In connection with the Merger, PSB acquired 13 properties and included in the cost of such properties is $1,315,000 (which was net of accumulated amortization of $194,000) of costs previously classified as intangible assets. Intangible assets are net of accumulated amortization of $573,000 and $393,000 at December 31, 1998 and 1997, respectively.


     EVALUATION OF ASSET IMPAIRMENT

     PSB evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based on discounting its estimated future cash flows. At December 31, 1998, no such indicators of impairment have been identified.

     NOTE PAYABLE TO AND BORROWINGS FROM AFFILIATE

     Note payable to affiliate at December 31, 1997 of $3,500,000 reflects amounts borrowed from PSI on that date. The note bore interest at 6.97% and was repaid on January 31, 1998. On May 4, 1998, PSB borrowed $179,000,000 from PSI to fund a portion of the acquisition cost of real estate facilities. On May 6, 1998, $105,000,000 was repaid and the remaining balance of $74,000,000 was repaid on May 27, 1998. The borrowings bore interest at 6.91% (per annum).


     STOCK-BASED COMPENSATION

     PSB has elected to adopt the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," but will continue to account for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

     STOCK SPLIT AND STOCK DIVIDEND

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

     References in the consolidated financial statements and notes thereto with respect to shares of preferred stock, common stock, stock options, and OP

                             PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

     units and the related per share/per unit amounts have been retroactively adjusted to reflect the January 1997 stock split, the December 1997 stock dividend and the March 1998 conversion in connection with the Merger.

     REVENUE AND EXPENSE RECOGNITION

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

     GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense includes legal and office expense, state income taxes, executive salaries, cost of acquisition personnel and other such administrative items. Such amounts include amounts incurred by PSI on behalf of PSB, which were subsequently charged to PSB in accordance with the allocation methodology pursuant to the cost allocation and administrative service agreement between PSB and PSI.


     ACQUISITION COSTS

     Internal acquisition costs are expensed as incurred.

     INCOME TAXES

     In 1996, income taxes were accounted for under SFAS No. 109, "Accounting for Income Taxes," which requires income taxes to be recorded using the liability method. Under the liability method, deferred taxes are provided for temporary differences between the financial reporting and income tax bases of assets and liabilities, applying presently enacted tax rates and laws.


     The income tax provision for 1996 is as follows:

                 Federal...........................          $166,000
                 State.............................            50,000
                                                             --------
                                                             $216,000
                                                             ========

     The income tax provision is different from that which would be computed by applying the Federal income tax rate to income before taxes as follows:

                 Tax at statutory rate.............          $177,000
                 State income taxes................            33,000
                 Other.............................             6,000
                                                             --------
                                                             $216,000
                                                             ========

     During 1997, PSB qualified and intends to continue to qualify as a real estate investment trust ("REIT"), as defined in Section 856 of the Internal Revenue Code. As a REIT, PSB is not subject to federal income tax to the extent that it distributes at least 95% of its taxable income to its shareholders. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in

                             PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

     any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. PSB believes it met all organizational and operating requirements to maintain its REIT status during 1998 and 1997. In addition, PSP11 (the legal entity for income tax reporting purposes subsequent to the March 17, 1998 merger) believes it has also met these requirements during 1998, 1997 and 1996. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

     The difference between book income and taxable income primarily results from timing differences consisting of depreciation expense and unearned rental income.

     NET INCOME PER COMMON SHARE

     Per share amounts are computed using the weighted average common shares outstanding. "Diluted" weighted average common shares outstanding include the dilutive effect of stock options under the treasury stock method. "Basic" weighted average common shares outstanding excludes such effect. Earnings per share has been calculated as follows:

                                                                                      For the Period  For the Period
                                                                      For the Year       April 1        January 1     For the Year
                                                                         Ended           through         through          Ended
                                                                       December 31,    December 31,      March 31,      December 31,
                                                                     ---------------  --------------  --------------  --------------
                                                                          1998            1997              1997           1996
                                                                     ---------------  --------------  --------------  --------------
     Net income and net income allocable to common
     shareholders (same for Basic and Diluted computations)...       $  29,400,000    $  3,154,000    $    682,000    $    303,000
                                                                     ===============  ==============  ==============  ==============
     Weighted average common shares outstanding:

          Basic weighted average common shares outstanding.........     19,361,000       3,414,000       2,193,000         947,000
          Net effect of dilutive stock options - based on treasury
               stock method using average market price.............         68,000          12,000               -               -
                                                                     ---------------  --------------  --------------  --------------
          Diluted weighted average common shares outstanding.......     19,429,000       3,426,000       2,193,000         947,000
                                                                     ===============  ==============  ==============  ==============
     Basic earnings per common share...............................  $        1.52    $       0.92    $       0.31    $       0.32
                                                                     ===============  ==============  ==============  ==============
     Diluted earnings per common share.............................  $        1.51    $       0.92    $       0.31    $       0.32
                                                                     ===============  ==============  ==============  ==============

     COMPREHENSIVE INCOME

     Effective January 1, 1998, PSB adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires a separate statement to report the components of comprehensive income for each period reported. The adoption of SFAS No. 130 did not have an impact on PSB's reporting presentation.

                             PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

     SEGMENT REPORTING

     Effective January 1, 1998, PSB adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As management views the Company as operating in a single segment as described in Note 1, the adoption of SFAS No. 131 did not affect PSB's disclosure of segment information.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the consolidated financial statements for 1997 in order to conform to the 1998 presentation.

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

                             PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

     Allocations of the total acquisition cost to the net assets acquired were made based upon the fair value of PSP11's assets and liabilities as of the date of the Merger. The acquisition cost and the fair market values of the assets acquired and liabilities assumed in the Merger are summarized as follows:

                 ACQUISITION COST:
                 -----------------
                 Issuance of common stock..........       $46,810,000
                 Cash..............................           424,000
                                                        -------------
                     Total acquisition cost........       $47,234,000
                                                        =============

                 ALLOCATION OF ACQUISITION COST:
                 -------------------------------
                 Real estate facilities............       $48,305,000
                 Other assets......................           452,000
                 Accrued and other liabilities.....        (1,523,000)
                                                        -------------
                     Total allocation..............       $47,234,000
                                                        =============

     The historical operating results of PSP11 prior to the Merger have not been included in PSB's historical operating results. Pro forma data for the year ended December 31, 1998 and 1997 as though the Merger and related exchange of properties have been effective at the beginning of fiscal 1997 are as follows:

                                                 For the Years Ended December 31,
                                                     1998                1997
                                               ----------------    ----------------
     Revenues................................  $    92,137,000     $    40,615,000
     Net income..............................  $    30,159,000     $     7,042,000
     Net income per share - basic............  $          1.52     $          1.30
     Net income per share - diluted..........  $          1.52     $          1.30

     The pro forma data does not purport to be indicative either of the results of operations that would have occurred had the Merger occurred at the beginning of fiscal 1997 or of the future results of PSB.

4.   REAL ESTATE FACILITIES

     The activity in real estate facilities for the year ended December 31, 1998 is as follows:

                                                                                Accumulated
                                                Land           Buildings        Depreciation            Total
                                           -------------     -------------     ----------------   ---------------
     Balances at December 31, 1997.......  $  91,754,000     $ 226,466,000     $    (3,982,000)   $   314,238,000
     Property acquisitions...............     70,087,000       263,920,000                   -        334,007,000
     Acquired in connection with the
          Merger.........................     14,400,000        33,905,000                   -         48,305,000
     Adjustment from intangible assets...              -         1,315,000                   -          1,315,000
     Capital improvements................              -        11,091,000                   -         11,091,000
     Depreciation expense................              -                 -         (18,535,000)       (18,535,000)
                                           -------------     -------------     ----------------   ---------------
     Balances at December 31, 1998.......  $ 176,241,000     $ 536,697,000     $   (22,517,000)   $   690,421,000
                                           =============     =============     ================   ===============

                             PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


     At December 31, 1998, real estate facilities for Federal income tax purposes were approximately $676,186,000 (unaudited), net of accumulated depreciation of $159,842,000 (unaudited).


5.   LEASING ACTIVITY

     The Company leases space in its real estate facilities to tenants under non-cancelable leases generally ranging from one to seven years. Future minimum rental revenues excluding recovery of expenses as of December 31, 1998 under these leases are as follows:

                 1999..............................    $   83,980,000
                 2000..............................        60,969,000
                 2001..............................        40,812,000
                 2002..............................        26,451,000
                 2003..............................        15,260,000
                 Thereafter........................        24,333,000
                                                       --------------
                                                       $  251,805,000
                                                       ==============

     In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $10,357,000, $3,106,000 and none for the years ended December 31, 1998, 1997 and 1996, respectively. These amounts are included as rental income and cost of operations in the accompanying statements of income.

6.   REVOLVING LINE OF CREDIT

     The Company has an unsecured line of credit (the "Credit Facility") with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 5, 2000. The expiration date may be extended by one year on each anniversary of the Credit Facility. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.55% to LIBOR plus 0.95% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 0.80%). In addition, the Company is required to pay a commitment fee of 0.25% (per annum). As of December 31, 1998, the Company had $12.5 million outstanding on the line of credit at an interest rate of 5.93%.


     Under covenants of the Credit Facility, the Company is required to (i) maintain a balance sheet leverage ratio (as defined) of less than 0.50 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.0 and 2.0 to 1.0, respectively, (iii) maintain a minimum total shareholder's equity (as defined) and (iv) limit distributions to 95% of funds from operations. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company's unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 1998.

                             PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


7.   MORTGAGE NOTES PAYABLE

     Mortgage notes at December 31, 1998 consist of the following:

      7.625%  mortgage note,  secured by one commercial  property with an approximate  carrying  amount of  $21,507,000,  principal  and
           interest payable monthly, due May 2004........................       $11,418,000
      7.125%  mortgage note,  secured by one commercial  property with an approximate  carrying  amount of  $19,794,000,  principal  and
           interest payable monthly, due May 2006........................         8,905,000
      8.4%  mortgage  note,  secured by six  commercial  properties  with approximate carrying amounts totaling  $21,014,000,  principal
           and interest payable monthly, due November 2001...............         8,672,000
      8.125%  mortgage note,  secured by one commercial  property with an approximate  carrying  amount of  $12,557,000,  principal  and
           interest payable monthly, due July 2005.......................         5,416,000
      8.5%  mortgage  note,  secured by one  commercial  property with an approximate  carrying  amount  of  $3,701,000,  principal  and
           interest payable monthly, due July 2007.......................         1,939,000
      8%  mortgage  note,  secured  by one  commercial  property  with an approximate  carrying  amount  of  $3,576,000,  principal  and
           interest payable monthly, due April 2003......................         1,691,000
                                                                                -----------
                                                                                $38,041,000
                                                                                ===========

     At December 31, 1998, approximate principal maturities of mortgage notes payable are as follows:

                 1999..............................    $      1,237,000
                 2000..............................           1,364,000
                 2001..............................           9,624,000
                 2002..............................           1,387,000
                 2003..............................           2,909,000
                 Thereafter........................          21,520,000
                                                       ----------------
                                                       $     38,041,000
                                                       ================

     The mortgage notes have a weighted average interest rate of 7.82% and an average maturity of 5.6 years. Based on borrowing rates currently available to the Company, the carrying amount of debt approximates fair value.

8.   MINORITY INTERESTS

     The Company presents the accounts of PSB and the Operating Partnership on a consolidated basis. Ownership interests in the Operating Partnership, other than PSB's interest, are classified as minority interest in the consolidated financial statements. Minority interest in income consists of the minority interests' share of the consolidated operating results.

     Beginning one year from the date of admission as a limited partner and subject to certain limitations described below, each limited partner other than PSB has the right to require the redemption of its partnership interest.

     A limited partner that exercises its redemption right will receive cash from the Operating Partnership in an amount equal to the market value (as defined in the Operating Partnership Agreement) of the partnership interest

                             PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

     redeemed. In lieu of the Operating Partnership redeeming the partner for cash, PSB, as general partner, has the right to elect to acquire the partnership interest directly from a limited partner exercising its redemption right, in exchange for cash in the amount specified above or by issuance of one share of PSB common stock for each unit of limited partnership interest redeemed.

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

     At December 31, 1998, there were 7,400,951 OP units owned by minority interests (7,305,355 were owned by PSI and affiliated entities and 95,596 were owned by unaffiliated third parties). On a fully converted basis, assuming all 7,400,951 minority interest OP units were converted into shares of common stock of PSB at December 31, 1998, the minority interests would own approximately 23.8% of the common shares outstanding. At the end of each reporting period, PSB determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests' equity in the Company.

9.   PROPERTY MANAGEMENT CONTRACTS

     The Operating Partnership manages industrial, office and retail facilities for PSI and entities affiliated with PSI and third party owners. These facilities, all located in the United States, operate under the "Public Storage" or "PS Business Parks" name.

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

     On January 7, 1998, a holder of OP units exercised its option and converted its 1,785,007 OP units into an equal number of shares of PSB common stock. The conversion resulted in an increase in shareholders' equity and a corresponding decrease in minority interest of approximately $33,023,000 representing the book value of the OP units at the time of conversion.

                             PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

     In  January  1998,   PSB  entered  into  an  agreement   with  a  group  of
     institutional investors under which PSB agreed to issue up to 6,774,072 shares of common stock at $22.88 per share in cash (an aggregate of $155 million) in separate tranches. The first tranche, representing 2,185,187 shares or $50 million, was issued in January 1998. PSB incurred $2.4 million in costs associated with the issuance. The remainder of the common shares (4,588,885 common shares) was issued on May 6, 1998 and the net proceeds ($105 million) were used to fund a portion of the cost to acquire commercial properties in May 1998.

     In May 1998, PSB completed two common stock offerings, raising net proceeds in aggregate totaling $118.9 million through the issuance of 5,025,800 common shares. A portion of the net proceeds was used in connection with a $190 million property portfolio acquisition.

     The Company paid distributions to its shareholders totaling $1.10, $0.68 and $0.43 per share in 1998, 1997 and 1996, respectively. Pursuant to restrictions on the line of credit agreement, distributions may not exceed 95% of funds from operations (as defined in the Credit Facility Agreement).

11.  STOCK OPTIONS

     PSB has a 1997 Stock Option Plan (the "Plan"). Under the Plan, PSB has granted non-qualified options to certain directors, officers and key employees to purchase shares of PSB's common stock at a price no less than the fair market value of the common stock at the date of grant. Generally, options under the Plan vest over a three-year period from the date of grant at the rate of one third per year and expire ten years after the date of grant.


     At December 31, 1998, there were 1,500,000 options authorized to grant. Information with respect to the Plan is as follows:

                                                                                           Weighted
                                                          Number of      Exercise          Average
                                                           Options         Price        Exercise Price
                                                         ----------   ---------------   --------------
     Outstanding at December 31, 1996...........                 -                  -              -
          Granted...............................           305,570    $16.69 - $22.88         $16.80
          Exercised.............................                 -                  -              -
          Canceled..............................                 -                  -              -
                                                          ----------  ---------------   --------------
     Outstanding at December 31, 1997...........           305,570      16.69 - 22.88          16.80
          Granted...............................           222,500      22.88 - 25.00          24.01
          Exercised.............................           (39,024)         16.69              16.69
          Canceled..............................                 -                 -               -
                                                          ----------  ---------------   --------------
     Outstanding at December 31, 1998...........           489,046    $16.69 - $25.00         $20.09
                                                          ==========  ===============   ==============

     Exercisable at:
          December 31, 1998.....................            62,828    $16.69 - $22.88         $16.87

     PSB adopted the disclosure requirement provision of SFAS No. 123 in accounting for stock-based compensation issued to employees. As of December 31, 1998 and 1997, there were 489,046 and 305,570 options outstanding, respectively, that were subject to SFAS No. 123 disclosure requirements. The fair value of these options was estimated utilizing prescribed valuation models and assumptions as of each respective grant date. Based on the results of such estimates, management determined that there was no material effect on net income or earnings per share for the years ended December 31, 1998 and 1997. The remaining contractual lives were 8.9 and
     9.1 years, respectively at December 31, 1998 and 1997.

                             PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


12.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Management anticipates that the adoption of SFAS No. 133 will have no effect on earnings or the financial position of PSB since no derivatives are currently being used.


13.  SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              Three Months Ended
                                    ------------------------------------------------------------------------
                                      March 31,          June 30,         September 30,       December 31,
                                        1997               1997               1997                1997
                                    --------------     --------------     --------------      --------------
     Revenues.................      $   6,081,000      $   7,316,000      $   8,660,000      $   9,521,000
     Net income...............      $     682,000      $     795,000      $   1,182,000      $   1,177,000

     Basic....................              $0.31              $0.36              $0.33              $0.26
     Diluted..................              $0.31              $0.36              $0.33              $0.26

                                                              Three Months Ended
                                    ------------------------------------------------------------------------
                                      March 31,          June 30,         September 30,       December 31,
                                        1998               1998               1998                1998
                                    --------------     --------------     --------------      --------------
     Revenues.................      $  14,788,000      $  21,911,000      $  26,277,000      $  27,284,000
     Net income...............      $   4,330,000      $   7,046,000      $   9,748,000      $   8,276,000

     Basic....................              $0.38              $0.38              $0.41              $0.35
     Diluted..................              $0.38              $0.38              $0.41              $0.35

14.  COMMITMENTS AND CONTINGENCIES

     PSB is subject to the risks inherent in the ownership and operation of commercial real estate. These include, among others, the risks normally associated with changes in the general economic climate, trends in the real estate industry, creditworthiness of tenants, competition, changes in tax laws, interest rate levels, the availability of financing and potential liability under environmental and other laws.

     Substantially all of the properties have been subjected to Phase I environmental reviews. Such reviews have not revealed, nor is management aware of, any probable or reasonably possible environmental costs that management believes would be material to the consolidated financial statements except as discussed below.

     The Company acquired a property in Beaverton, Oregon ("Creekside Corporate Park") in May 1998. A property adjacent to Creekside Corporate Park is currently the subject of an environmental remedial investigation/feasibility study that is being conducted by the current and past owners of the property, pursuant to an order issued by the Oregon Department of Environmental Quality ("ODEQ"). As part of that study, ODEQ ordered the property owners to sample soil and groundwater on the Company's property to determine the nature and extent of contamination resulting from past industrial oeprations at the property subject to the study. The Company, which is not a party of the Order on Consent, executed separate Access Agreements with the property owners to allow access to its property to conduct the required sampling and testing. The smapling and testing is ongoing, and preliminary results from one area indicate that the contamination from the property subject to the study may have migrated onto a portion of Creekside Corporate Park owned by the Company.

                             PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


     There is no evidence that any past or current use of the Creekside Corporate Park property contributed in any way to the contamination that is the subject of the current investigation. Nevertheless, upon completion of the study, it is likely that removal or remedial measures will be required to address any contamination detected during the current investigation, including any contamination on or under the Creekside Corporate Park property. Because of the preliminary nature of the investigation, the Company cannont predict the outcome of the investigation, nor can it estimate the costs of any remediation or removal activities that may be required.

     The Company believes that it bears no responbility or liability for the contamination. In the event the Company is ultimately deemed responsible for any costs relating to this matter, the Company believes that the party from whom the property was purchased will be responsible for any expenses or liabilites that the Company may incur as a result of this contamination.

     PSB currently is neither subject to any other material litigation nor, to management's knowledge, is any material litigation currently threatened against PSB other than routine litigation and administrative proceedings arising in the ordinary course of business. Based on consultation with counsel, management believes that these items will not have a material adverse impact on the Company's consolidated financial position or results of operations.

15.  SUBSEQUENT EVENTS

     On January 6, 1999, six commercial properties were acquired in Austin, Texas (approximately 230,000 net rentable square feet) from an unaffiliated third party for an aggregate cost of approximately $13.9 million in cash. The Company obtained the funds to acquire the facilities from its existing cash balances and borrowings of $14 million from its unsecured line of credit.

     On January 19, 1999, PSB temporarily borrowed $26.5 million from PSI to pay off its line of credit at a rate below its borrowing rate under the line of credit

     On January 29, 1999, two commercial properties (approximately 108,000 net rentable square feet) and a parcel of vacant land (approximately 402,000 square feet) were acquired in Northern Virginia from unaffiliated third parties for an aggregate cost of approximately $11.4 million, consisting of cash totaling approximately $8.9 million, the issuance of 13,669 OP units having a value of approximately $0.3 million and the assumption of an existing mortgage note payable of $2.2 million. The Company obtained the funds to acquire the facilities from its existing cash balances and additional borrowings of $6 million from PSI.

                             PS BUSINESS PARKS, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                      Cost
                                                                                   Capitalized
                                                                                  Subsequent to
                                                         Initial Cost to Company   Acquisition
                                                         ---------------------------------------
                                                                      Buildings     Buildings
                                                                         and           and
      Description            Location     Encumbrances      Land     Improvements  Improvements
------------------------ ---------------- -------------- ----------- ------------- -------------
I-435..................  Overland Park, KS         $-      $  890        $ 2,176          $129
Produce................  San Francisco, CA          -         771          1,886             9
Crenshaw II............  Torrance, CA               -       1,861          4,938           253
Airport................  San Francisco, CA          -         897          2,387            56
Christopher Ave........  Gaithersburg, MD           -         466          1,203            70
Monterey Park..........  Monterey Park, CA          -       3,078          7,862           148
Calle Del Oaks.........  Monterey, CA               -         282            706            75
Milwaukie I............  Milwaukie, OR              -         690          1,754           173
Edwards Road...........  Cerritos, CA               -         450          1,217           224
Milwaukie II...........  Milwaukie, OR              -         435          1,103           168
Rainier................  Renton, WA                 -         330            889           125
Lusk...................  San Diego, CA              -       1,500          3,738           257
Eisenhower.............  Alexandria, VA             -       1,440          3,635           189
McKellips..............  Tempe, AZ                  -         195            522            45
Crenshaw...............  Torrance, CA               -         450          1,131            78
Old Oakland Rd.........  San Jose, CA               -       3,458          8,765           227
Junipero...............  Signal Hill, CA            -         900          2,510           221
Watson Plaza...........  Lakewood, CA               -         930          2,360            65
Northgate Blvd.........  Sacramento, CA             -       1,710          4,567           504
Camino Del Rio S.......  San Diego, CA              -         930          2,388           218
Uplander...............  Culver City, CA            -       3,252          8,157           892
University.............  Tempe, AZ                  -       2,160          5,454           370
E. 28th Street.........  Signal Hill, CA            -       1,500          3,749           123
W. Main................  Mesa, AZ                   -         675          1,692            55
S. Edward..............  Tempe, AZ                  -         645          1,653           168
Leapwood Ave...........  Carson, CA                 -         990          2,496           387
Downtown Center........  Nashville, TN              -         660          1,681           254
Airport South..........  Nashville, TN              -         660          1,657            96
Great Oaks.............  Woodbridge, VA             -       1,350          3,398           109
W. Concord Cir.........  Broken Arrow, OK           -         840          2,174            95
John Barrow............  Little Rock, AR            -         780          1,998            67
S. Peoria..............  Tulsa, OK                  -         375            962            15
Ventura Blvd. II.......  Studio City, CA            -         621          1,530           162
Largo 95...............  Largo, MD                  -       3,085          7,332           389
Gunston................  Lorton, VA            11,418       4,146         17,872             8

                                             Gross Amount at Which Carried at
                                                    December 31, 1998
                                            ---------------------------------------
                                                         Buildings                                               Depreciable
                                                            and                       Accumulated      Date        Lives
      Description            Location          Land     Improvements       Totals     Depreciation    Acquired    (Years)
------------------------ ----------------   ---------   --------------  -----------   -------------  ----------- -----------
I-435..................  Overland Park, KS     $ 890       $ 2,305       $ 3,195          $ 66        3/17/98       5-30
Produce................  San Francisco, CA       771         1,895         2,666            51        3/17/98       5-30
Crenshaw II............  Torrance, CA          1,861         5,191          7,052          333        4/12/97       5-30
Airport................  San Francisco, CA       897         2,443          3,340          163        4/12/97       5-30
Christopher Ave........  Gaithersburg, MD        466         1,273          1,739           83        4/12/97       5-30
Monterey Park..........  Monterey Park, CA     3,078         8,010         11,088          512         1/1/97       5-30
Calle Del Oaks.........  Monterey, CA            282           781          1,063           55         1/1/97       5-30
Milwaukie I............  Milwaukie, OR           690         1,927          2,617          157         1/1/97       5-30
Edwards Road...........  Cerritos, CA            450         1,441          1,891          106         1/1/97       5-30
Milwaukie II...........  Milwaukie, OR           435         1,271          1,706          110         1/1/97       5-30
Rainier................  Renton, WA              330         1,014          1,344           65         1/1/97       5-30
Lusk...................  San Diego, CA         1,500         3,995          5,495          252         1/1/97       5-30
Eisenhower.............  Alexandria, VA        1,440         3,824          5,264          247         1/1/97       5-30
McKellips..............  Tempe, AZ               195           567            762           38         1/1/97       5-30
Crenshaw...............  Torrance, CA            450         1,209          1,659           83         1/1/97       5-30
Old Oakland Rd.........  San Jose, CA          3,458         8,992         12,450          576         1/1/97       5-30
Junipero...............  Signal Hill, CA         900         2,731          3,631          187         1/1/97       5-30
Watson Plaza...........  Lakewood, CA            930         2,425          3,355          156         1/1/97       5-30
Northgate Blvd.........  Sacramento, CA        1,710         5,071          6,781          323         1/1/97       5-30
Camino Del Rio S.......  San Diego, CA           930         2,606          3,536          168         1/1/97       5-30
Uplander...............  Culver City, CA       3,252         9,049         12,301          594         1/1/97       5-30
University.............  Tempe, AZ             2,160         5,824          7,984          407         1/1/97       5-30
E. 28th Street.........  Signal Hill, CA       1,500         3,872          5,372          261         1/1/97       5-30
W. Main................  Mesa, AZ                675         1,747          2,422          116         1/1/97       5-30
S. Edward..............  Tempe, AZ               645         1,821          2,466          139         1/1/97       5-30
Leapwood Ave...........  Carson, CA              990         2,883          3,873          184         1/1/97       5-30
Downtown Center........  Nashville, TN           660         1,935          2,595          118         1/1/97       5-30
Airport South..........  Nashville, TN           660         1,753          2,413          111         1/1/97       5-30
Great Oaks.............  Woodbridge, VA        1,350         3,507          4,857          228         1/1/97       5-30
W. Concord Cir.........  Broken Arrow, OK        840         2,269          3,109          138         1/1/97       5-30
John Barrow............  Little Rock, AR         780         2,065          2,845          136         1/1/97       5-30
S. Peoria..............  Tulsa, OK               375           977          1,352           63         1/1/97       5-30
Ventura Blvd. II.......  Studio City, CA         621         1,692          2,313          109         1/1/97       5-30
Largo 95...............  Largo, MD             3,085         7,721         10,806          349        9/24/97       5-30
Gunston................  Lorton, VA            4,146        17,880         22,026          519        6/17/98       5-30

                             PS BUSINESS PARKS, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                      Cost
                                                                                   Capitalized
                                                                                  Subsequent to
                                                         Initial Cost to Company   Acquisition
                                                         ---------------------------------------

                                                                      Buildings     Buildings
                                                                         and           and
      Description            Location     Encumbrances      Land     Improvements  Improvements
------------------------ ---------------- -------------- ----------- ------------- -------------
Canada.................  Lake Forest, CA            -       2,037        19,562             177
Ridge Route............  Laguna Hills, CA           -      16,261        34,587             308
Lake Forest Commerce...  Laguna Hills, CA           -       5,508         2,364              49
Park...................
Buena Park Industrial..  Buena Park, CA             -       3,245         9,599             491
Center.................
Cerritos Business        Cerritos, CA               -       4,218        11,628             146
Center.................
Parkway Commerce Center  Hayward, CA                -       4,398         9,062             174
Northpointe E..........  Sterling, VA               -       1,156         2,957              58
Ammendale..............  Beltsville, MD             -       4,278        18,380             355
Centrepointe...........  Landover, MD           8,905       3,801        16,708              46
Shaw Road..............  Sterling, VA           5,416       2,969        10,008              86
Creekside-Phase 1......  Beaverton, OR              -       4,519        13,651               9
Creekside-Phase 2        Beaverton, OR              -         832         2,542               2
Bldg-4.................
Creekside-Phase 2        Beaverton, OR              -         521         1,603               -
Bldg-5.................
Creekside-Phase 2        Beaverton, OR              -       1,326         4,035               3
Bldg-1.................
Creekside-Phase 3......  Beaverton, OR              -       1,353         4,101               2
Creekside-Phase 5......  Beaverton, OR              -       1,741         5,301              16
Creekside-Phase 6......  Beaverton, OR              -       2,616         7,908              27
Creekside-Phase 7......  Beaverton, OR              -       3,293         9,938               6
Creekside-Phase 8......  Beaverton, OR              -       1,140         3,644               2
Woodside-Phase 1.......  Beaverton, OR              -       2,987         8,982              39
Woodside-Phase 2 Bldg-6  Beaverton, OR              -         255           785              22
Woodside-Phase 2         Beaverton, OR              -       2,102         6,387              20
Bldg-7&8...............
Woodside-Sequent 1.....  Beaverton, OR              -       2,890         8,672              13
Woodside-Sequent 5.....  Beaverton, OR              -       3,093         9,280               1
Northpointe G..........  Sterling, VA           1,939         824         2,965               -
Spectrum 95............  Landover, MD               -       1,610         7,129             127
Las Plumas.............  San Jose, CA               -       4,379        12,889               -
So. Shaver.............  Pasadena, TX               -         464         1,184              54
Lamar Boulevard........  Austin, TX                 -       2,528         6,596             741
N. Barker's Landing....  Houston, TX                -       1,140         3,003             324
One Park Ten...........  San Antonio, TX            -       1,500         4,266           1,237
Park Terrace...........  San Antonio, TX            -         360           987             131
La Prada...............  Mesquite, TX               -         495         1,235              61
NW Highway.............  Garland, TX                -         480         1,203              29

                                                 Gross Amount at Which Carried at
                                                        December 31, 1998
                                             -------------------------------------
                                                         Buildings                                              Depreciable
                                                            and                     Accumulated        Date        Lives
      Description            Location           Land    Improvements      Totals    Depreciation     Acquired     (Years)
------------------------ ----------------    ---------  --------------  ----------- -------------   ----------- -----------
Canada.................  Lake Forest, CA        2,037        19,739       21,776          172         12/23/97     5-30
Ridge Route............  Laguna Hills, CA      16,261        34,895       51,156        1,334         12/23/97     5-30
Lake Forest Commerce...  Laguna Hills, CA       5,508         2,413        7,921          437         12/23/97     5-30
Park...................
Buena Park Industrial..  Buena Park, CA         3,245        10,090       13,335          284         12/23/97      5-30
Center.................
Cerritos Business        Cerritos, CA           4,218        11,774       15,992          344         12/23/97     5-30
Center.................
Parkway Commerce Center  Hayward, CA            4,398         9,236       13,634          353         12/23/97     5-30
Northpointe E..........  Sterling, VA           1,156         3,015        4,171          114         12/10/97     5-30
Ammendale..............  Beltsville, MD         4,278        18,735       23,013        1,099          1/13/98     5-30
Centrepointe...........  Landover, MD           3,801        16,754       20,555          761          3/20/98     5-30
Shaw Road..............  Sterling, VA           2,969        10,094       13,063          506           3/9/98     5-30
Creekside-Phase 1......  Beaverton, OR          4,519        13,660       18,179          534           5/4/98     5-30
Creekside-Phase 2        Beaverton, OR            832         2,544        3,376           98           5/4/98     5-30
Bldg-4.................
Creekside-Phase 2        Beaverton, OR            521         1,603        2,124           62           5/4/98     5-30
Bldg-5.................
Creekside-Phase 2        Beaverton, OR          1,326         4,038        5,364          157           5/4/98     5-30
Bldg-1.................
Creekside-Phase 3......  Beaverton, OR          1,353         4,103        5,456          160           5/4/98     5-30
Creekside-Phase 5......  Beaverton, OR          1,741         5,317        7,058          208           5/4/98     5-30
Creekside-Phase 6......  Beaverton, OR          2,616         7,935       10,551          313           5/4/98     5-30
Creekside-Phase 7......  Beaverton, OR          3,293         9,944       13,237          389           5/4/98     5-30
Creekside-Phase 8......  Beaverton, OR          1,140         3,646        4,786          142           5/4/98     5-30
Woodside-Phase 1.......  Beaverton, OR          2,987         9,021       12,008          353           5/4/98     5-30
Woodside-Phase 2 Bldg-6  Beaverton, OR            255           807        1,062           34           5/4/98     5-30
Woodside-Phase 2         Beaverton, OR          2,102         6,407        8,509          254           5/4/98     5-30
Bldg-7&8...............
Woodside-Sequent 1.....  Beaverton, OR          2,890         8,685       11,575          342           5/4/98     5-30
Woodside-Sequent 5.....  Beaverton, OR          3,093         9,281       12,374          366           5/4/98     5-30
Northpointe G..........  Sterling, VA             824         2,965        3,789           88          6/11/98     5-30
Spectrum 95............  Landover, MD           1,610         7,256        8,866          110          9/30/98     5-30
Las Plumas.............  San Jose, CA           4,379        12,889       17,268            -         12/31/98     5-30
So. Shaver.............  Pasadena, TX             464         1,238        1,702           85           1/1/97     5-30
Lamar Boulevard........  Austin, TX             2,528         7,337        9,865          455           1/1/97     5-30
N. Barker's Landing....  Houston, TX            1,140         3,327        4,467          222           1/1/97     5-30
One Park Ten...........  San Antonio, TX        1,500         5,503        7,003          311           1/1/97     5-30
Park Terrace...........  San Antonio, TX          360         1,118        1,478           76           1/1/97     5-30
La Prada...............  Mesquite, TX             495         1,296        1,791           87           1/1/97     5-30
NW Highway.............  Garland, TX              480         1,232        1,712           83           1/1/97     5-30

                             PS BUSINESS PARKS, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                      Cost
                                                                                   Capitalized
                                                                                  Subsequent to
                                                         Initial Cost to Company   Acquisition
                                                         ---------------------------------------

                                                                      Buildings     Buildings
                                                                         and           and
      Description            Location     Encumbrances      Land     Improvements  Improvements
------------------------ ---------------- -------------- ----------- ------------- -------------
Quail Valley...........  Missouri City, TX          -        360             918            53
Business Parkway I.....  Richardson, TX             -        759           3,371            42
The Summit.............  Plano, TX                  -      1,536           6,654           116
Northgate II...........  Dallas, TX                 -      1,274           5,505           548
Empire Commerce........  Dallas, TX                 -        305           1,545             -
Royal Tech - Digital...  Las Colinas, TX            -        319           1,393             1
Royal Tech - Springwood  Las Colinas, TX            -        894           3,824             -
Royal Tech - Regent....  Las Colinas, TX            -        606           2,615             -
Royal Tech - Bldg 7....  Las Colinas, TX            -        246           1,061             1
Royal Tech - NFTZ......  Las Colinas, TX            -      1,517           6,499             1
Royal Tech - Olympus...  Las Colinas, TX            -      1,060           4,531             1
Royal Tech - Honeywell.  Las Colinas, TX            -        548           2,347             -
Royal Tech - Bldg 12...  Las Colinas, TX            -      1,466           6,263             1
Royal Tech - Bldg 13...  Las Colinas, TX            -        955           4,080             1
Royal Tech - Bldg 14...  Las Colinas, TX            -      2,010          10,242             -
Business Parkway II....  Richardson, TX             -         40             196             1
Royal Tech - Bldg 15...  Irving, TX                 -      1,307           5,600           163
Ben White 1............  Austin, TX             1,751        789           3,571             -
Ben White 5............  Austin, TX             1,673        761           3,444             -
McKalla 3..............  Austin, TX             1,701        662           2,994             -
McKalla 4..............  Austin, TX             1,479        749           3,390             -
Mopac 6................  Austin, TX               811        307           1,390             -
Rutland 14.............  Austin, TX             1,257        535           2,422             -
Monroe Business Center.  Herndon, VA                -      5,926          13,944           460
B & O..................  Baltimore, MD              -      4,067           9,522           547
Lusk II-R&D............  San Diego, CA              -      1,081           2,644            59
Lusk II-Office.........  San Diego, CA              -      1,229           3,005           171
Norris Cn-Office.......  San Ramon, CA              -        792           1,938            82
Norris Cn-R&D..........  San Ramon, CA              -        696           1,703            71
Northpointe D..........  Sterling, VA           1,691        787           2,883             -
Kearny Mesa-Office.....  San Diego, CA              -        790           1,933           104
Kearny Mesa-R&D........  San Diego, CA              -      2,108           5,156            86
Bren Mar-Office........  Alexandria, VA             -        573           1,401           323
Lusk III...............  San Diego, CA              -      1,906           4,662           160
Bren Mar-R&D...........  Alexandria, VA             -      1,627           3,979            44
Alban Road-Office......  Springfield, VA            -        989           2,418           344
Alban Road-R&D.........  Springfield, VA            -        944           2,315            96

                                          -------------- ----------- ------------- -------------
                                              $38,041    $176,241       $522,041       $14,656
                                          ============== =========== ============= =============

                                             Gross Amount at Which Carried at
                                                      December 31, 1998
                                          -----------------------------------------
                                                         Buildings                                          Depreciable
                                                            and                     Accumulated     Date        Lives
      Description            Location          Land     Improvements     Totals     Depreciation   Acquired    (Years)
------------------------ ----------------   ----------- -------------- -----------  ------------  ----------- -----------
Quail Valley...........  Missouri City, TX      360           971       1,331             68        1/1/97       5-30
Business Parkway I.....  Richardson, TX         759         3,413       4,172            136        5/4/98       5-30
The Summit.............  Plano, TX            1,536         6,770       8,306            274        5/4/98       5-30
Northgate II...........  Dallas, TX           1,274         6,053       7,327            240        5/4/98       5-30
Empire Commerce........  Dallas, TX             305         1,545       1,850             56        5/4/98       5-30
Royal Tech - Digital...  Las Colinas, TX        319         1,394       1,713             53        5/4/98       5-30
Royal Tech - Springwood  Las Colinas, TX        894         3,824       4,718            148        5/4/98       5-30
Royal Tech - Regent....  Las Colinas, TX        606         2,615       3,221            100        5/4/98       5-30
Royal Tech - Bldg 7....  Las Colinas, TX        246         1,062       1,308             41        5/4/98       5-30
Royal Tech - NFTZ......  Las Colinas, TX      1,517         6,500       8,017            250        5/4/98       5-30
Royal Tech - Olympus...  Las Colinas, TX      1,060         4,532       5,592            175        5/4/98       5-30
Royal Tech - Honeywell.  Las Colinas, TX        548         2,347       2,895             90        5/4/98       5-30
Royal Tech - Bldg 12...  Las Colinas, TX      1,466         6,264       7,730            242        5/4/98       5-30
Royal Tech - Bldg 13...  Las Colinas, TX        955         4,081       5,036            158        5/4/98       5-30
Royal Tech - Bldg 14...  Las Colinas, TX      2,010        10,242      12,252            400        5/4/98       5-30
Business Parkway II....  Richardson, TX          40           197         237              6        5/4/98       5-30
Royal Tech - Bldg 15...  Irving, TX           1,307         5,763       7,070             76       11/4/98       5-30
Ben White 1............  Austin, TX             789         3,571       4,360              -      12/31/98       5-30
Ben White 5............  Austin, TX             761         3,444       4,205              -      12/31/98       5-30
McKalla 3..............  Austin, TX             662         2,994       3,656              -      12/31/98       5-30
McKalla 4..............  Austin, TX             749         3,390       4,139              -      12/31/98       5-30
Mopac 6................  Austin, TX             307         1,390       1,697              -      12/31/98       5-30
Rutland 14.............  Austin, TX             535         2,422       2,957              -      12/31/98       5-30
Monroe Business Center.  Herndon, VA          5,926        14,404      20,330            877        8/1/97       5-30
B & O..................  Baltimore, MD        4,067        10,069      14,136            594        8/1/97       5-30
Lusk II-R&D............  San Diego, CA        1,081         2,703       3,784             73       3/17/98       5-30
Lusk II-Office.........  San Diego, CA        1,229         3,176       4,405             89       3/17/98       5-30
Norris Cn-Office.......  San Ramon, CA          792         2,020       2,812             57       3/17/98       5-30
Norris Cn-R&D..........  San Ramon, CA          696         1,774       2,470             49       3/17/98       5-30
Northpointe D..........  Sterling, VA           787         2,883       3,670             94       6/11/98       5-30
Kearny Mesa-Office.....  San Diego, CA          790         2,037       2,827             57       3/17/98       5-30
Kearny Mesa-R&D........  San Diego, CA        2,108         5,242       7,350            141       3/17/98       5-30
Bren Mar-Office........  Alexandria, VA         573         1,724       2,297             54       3/17/98       5-30
Lusk III...............  San Diego, CA        1,906         4,822       6,728            128       3/17/98       5-30
Bren Mar-R&D...........  Alexandria, VA       1,627         4,023       5,650            106       3/17/98       5-30
Alban Road-Office......  Springfield, VA        989         2,762       3,751             81       3/17/98       5-30
Alban Road-R&D.........  Springfield, VA        944         2,411       3,355             68       3/17/98       5-30

                                           ----------- ------------- ----------- -------------
                                           $176,241      $536,697    $712,938        $22,517
                                           =========== ============= =========== =============

                             PS BUSINESS PARKS, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998

     A summary of activity for real estate and accumulated depreciation is as follows:

     Reconciliation of real estate:

                                                          Years Ended December 31,
                                           ----------------------------------------------------
                                               1998              1997              1996
                                           -------------    --------------    ----------------
     Balance at beginning of period......  $ 318,220,000    $            -    $              -
     Additions during period:
       Acquisitions......................    378,321,000       314,655,000                   -
       Additional costs relating to
          prior year's acquisitions......      5,306,000                 -                   -
       Improvements......................     11,091,000         3,565,000                   -
                                           -------------    --------------    ----------------
     Balance at close of period..........  $ 712,938,000    $  318,220,000    $              -
                                           =============    ==============    ================


     Reconciliation of accumulated depreciation:

                                                           Years Ended December 31,
                                           ---------------------------------------------------
                                                1998              1997              1996
                                           -------------    --------------    ----------------
     Balance at beginning of period......  $   3,982,000    $            -    $              -
     Additions during period:
       Depreciation......................     18,535,000         3,982,000                   -
                                           -------------    --------------    ----------------
     Balance at close of period..........  $  22,517,000    $    3,982,000    $              -
                                           =============    ==============    ================

Real estate for Federal income tax purposes was approximately $676,186,000 (unaudited), net of accumulated depreciation of $159,842,000 (unaudited).