Form 10-Q
period 1999-03-31
PS BUSINESS PARKS INC/CA
filed 1999-05-17
CIK 866368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 1-10709
                       -------

                             PS BUSINESS PARKS, INC.
             (Exact name of registrant as specified in its charter)


        California                                          95-4300881
(State or Other Jurisdiction                             I.R.S. Employer
----------------------------                          ----------------------
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

                                    Yes X No

Number of shares outstanding of each of the issuer's classes of common stock, as
--------------------------------------------------------------------------------
of May 11, 1999: Common Stock, $0.01 par value, 23,637,410 shares outstanding
--------------------------------------------------------------------------------

                             PS BUSINESS PARKS, INC.

                                      INDEX

                                                                                                      Page
                                                                                                      ----

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

   Condensed consolidated balance sheets as of March 31, 1999 and December 31, 1998.......              2

   Condensed consolidated  statements of income for the three months ended March 31, 1999 and
   1998...................................................................................              3

   Condensed  consolidated statement of shareholders' equity for the three months ended March
   31, 1999...............................................................................              4

   Condensed consolidated statements of cash flows for the three months ended March 31, 1999          5 - 6

   Notes to condensed consolidated financial statements...................................            7 - 16

 Item 2.  Management's  discussion  and  analysis  of  financial  condition  and  results  of
 operations...............................................................................           17 - 23


PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings...............................................................              24

 Item 6.  Exhibits & Reports on Form 8-K..................................................              24

                             PS BUSINESS PARKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                             March 31,                December 31,
                                                                               1999                      1998
                                                                          ----------------         ---------------
                                                                           (unaudited)

                                     ASSETS
                                     ------
Cash and cash equivalents...............................                  $     1,299,000         $     6,068,000

Real estate facilities, at cost:
     Land...............................................                      180,245,000             176,241,000
     Buildings and equipment............................                      559,686,000             536,697,000
                                                                          ---------------         ---------------
                                                                              739,931,000             712,938,000
     Accumulated depreciation...........................                      (29,175,000)            (22,517,000)
                                                                          ---------------         ---------------
                                                                              710,756,000             690,421,000
Construction in progress................................                       11,593,000               7,716,000
                                                                          ---------------         ---------------
                                                                              722,349,000             698,137,000

Intangible assets, net..................................                        1,508,000               1,583,000
Other assets............................................                        4,458,000               3,626,000
                                                                          ---------------         ---------------
              Total assets..............................                  $   729,614,000         $   709,414,000
                                                                          ===============         ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accrued and other liabilities..............................               $    14,050,000         $    15,953,000
Line of credit.............................................                             -              12,500,000
Note payable to affiliate..................................                    27,700,000                       -
Mortgage notes payable.....................................                    39,923,000              38,041,000
                                                                          ---------------         ---------------
         Total liabilities.................................                    81,673,000              66,494,000

Minority interest..........................................                   154,858,000             153,015,000

Shareholders' equity:
   Preferred   Stock,   $0.01  par  value,   50,000,000   shares
     authorized,   none   outstanding  at  March  31,  1999  and
     December 31, 1998........................................                          -                       -
   Common   stock,   $0.01   par   value,   100,000,000   shares
     authorized,  23,637,410  shares issued and  outstanding  at
     March 31, 1999  (23,635,650  shares issued and  outstanding
     at December 31, 1998)....................................                    236,000                 236,000
   Paid-in capital.........................................                   482,116,000             482,471,000
   Cumulative net income...................................                    41,996,000              32,554,000
   Cumulative distributions................................                   (31,265,000)            (25,356,000)
                                                                          ---------------         ---------------
         Total shareholders' equity........................                   493,083,000             489,905,000
                                                                          ---------------         ---------------
              Total liabilities and shareholders' equity...               $   729,614,000         $   709,414,000
                                                                          ===============         ===============


                             See accompanying notes.
                                        2

                             PS BUSINESS PARKS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               For the three months
                                                                  ended March 31,
                                                        --------------------------------
                                                              1999              1998
                                                        --------------    --------------

Revenues:
   Rental income.................................       $   29,117,000    $   14,353,000
   Facility management fees from affiliates......              114,000           202,000
   Interest income...............................               20,000           233,000
                                                        --------------    --------------
                                                            29,251,000        14,788,000
                                                        --------------    --------------

Expenses:
  Cost of operations.............................            8,376,000         4,627,000
  Cost of facility management....................               23,000            25,000
  Depreciation and amortization..................            6,733,000         2,300,000
  General and administrative.....................              802,000           445,000
   Interest expense..............................              909,000           247,000
                                                        --------------    --------------
                                                            16,843,000         7,644,000
                                                        --------------    --------------

Income before minority interest..................           12,408,000         7,144,000

  Minority interest in income....................           (2,966,000)       (2,814,000)
                                                        --------------    --------------

Net income.......................................       $    9,442,000    $    4,330,000
                                                        ==============    ==============

Net income per share:
  Basic..........................................       $         0.40    $         0.38
                                                        ==============    ==============
  Diluted........................................       $         0.40    $         0.38
                                                        ==============    ==============

Weighted average shares outstanding:
  Basic..........................................           23,637,000        11,314,000
                                                        ==============    ==============
  Diluted........................................           23,705,000        11,357,000
                                                        ==============    ==============

                            See accompanying notes.
                                       3

                             PS BUSINESS PARKS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the three months ended March 31, 1999
                                   (Unaudited)



                                                    Preferred Stock             Common Stock
                                                   Shares     Amount       Shares         Amount      Paid-in Capital    Net Income
                                                   ------     ------     ----------     -----------   ---------------   ------------

Balances at December 31, 1998.............            -       $   -      23,635,650     $   236,000    $  482,471,000   $ 32,554,000

   Issuance of common stock...............            -           -           1,760               -            40,000              -

   Net income.............................            -           -               -               -                 -      9,442,000

   Distributions paid.....................            -           -               -               -                 -              -

   Adjustment to reflect minority  interest to
     underlying ownership interest..........          -           -               -               -          (395,000)             -
                                                  --------    -------    ----------     -----------    ---------------  ------------

Balances at March 31, 1999................            -       $   -      23,637,410     $   236,000    $  482,116,000   $ 41,996,000
                                                  ========    =======    ==========     ===========    ===============  ============

                                                                            Total
                                                   Cumulative            Shareholders'
                                                  Distributions              Equity
                                                  -------------          ------------

Balances at December 31, 1998                     $(25,356,000)          $489,905,000

    Issuance of common stock...............                  -                 40,000

    Net income.............................                  -              9,442,000

    Distributions paid.....................         (5,909,000             (5,909,000)

    Adjustment to reflect minority interest
      to underlying ownership interest.....                  -               (395,000)
                                                  ------------           ------------
Balances at March 31, 1999.................       $(31,265,000)          $493,083,000
                                                  ============           ============

                             See accompanying notes.

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               For the three months ended March 31,
                                                                             --------------------------------------
                                                                                   1999                   1998
                                                                             --------------         --------------
Cash flows from operating activities:
   Net income........................................................        $    9,442,000         $    4,330,000
   Adjustments  to  reconcile  net  income  to  net  cash  provided  by operating activities:
       Depreciation and amortization expense.........................             6,733,000              2,300,000
       Minority interest in income...................................             2,966,000              2,814,000
       Increase in other assets......................................              (832,000)              (521,000)
       Increase (decrease) in accrued and other liabilities..........            (1,900,000)               371,000
                                                                             --------------         --------------
            Total adjustments........................................             6,967,000              4,964,000
                                                                             --------------         --------------

         Net cash provided by operating activities...................            16,409,000              9,294,000
                                                                             --------------         --------------
Cash flows from investing activities:
       Acquisition of real estate facilities.........................           (22,269,000)           (38,754,000)
       Acquisition cost of business combination......................                     -               (424,000)
       Capital improvements to real estate facilities................            (2,204,000)              (857,000)
       Construction in progress......................................            (3,877,000)                     -
                                                                             --------------         --------------
         Net cash used in investing activities.......................           (28,350,000)           (40,035,000)
                                                                             --------------         --------------

Cash flows from financing activities:
       Borrowings from an affiliate..................................            41,200,000                      -
       Repayment of borrowings from an affiliate.....................           (13,500,000)            (3,500,000)
       Borrowings from line of credit................................            14,000,000                      -
       Repayment of borrowings from line of credit...................           (26,500,000)                     -
       Principal payments on mortgage notes payable..................              (305,000)                     -
       Net proceeds from the issuance of common stock................                40,000             48,251,000
       Distributions paid to shareholders............................            (5,909,000)            (4,079,000)
       Distributions paid to minority interests......................            (1,854,000)            (2,556,000)
                                                                             --------------         --------------

         Net cash provided by financing activities...................             7,172,000             38,116,000
                                                                             --------------         --------------

Net increase (decrease) in cash and cash equivalents.................            (4,769,000)             7,375,000

Cash and cash equivalents at the beginning of the period.............             6,068,000              3,884,000
                                                                             --------------         --------------

Cash and cash equivalents at the end of the period...................        $    1,299,000         $   11,259,000
                                                                             ==============         ==============


                            See accompanying notes.
                                       5

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               For the three months ended March 31,
                                                                             --------------------------------------
                                                                                   1999                   1998
                                                                             --------------         --------------
Supplemental schedule of non cash investing and financial activities:

Acquisitions of real estate  facilities and associated assets and liabilities in exchange for minority interests and mortgage notes payable:
     Real estate facilities........................................          $    (2,520,000)       $   (16,680,000)
     Other assets (deposits on real estate acquisitions)...........                        -                800,000
     Accrued and other liabilities.................................                        -                149,000
     Minority interest.............................................                  333,000              1,205,000
     Mortgage notes payable........................................                2,187,000             14,526,000

Business combination:
     Real estate facilities........................................                        -            (48,000,000)
     Other assets .................................................                        -               (452,000)
     Accrued and other liabilities.................................                        -              1,218,000
     Common stock..................................................                        -                 23,000
     Paid-in capital...............................................                        -             46,787,000

Conversion of OP units into shares of common stock:
     Minority interest.............................................                        -            (33,023,000)
     Common stock..................................................                        -                 18,000
     Paid-in capital...............................................                                      33,005,000

Adjustment to reflect minority interest to underlying ownership interest:
     Minority interest.............................................                  395,000              3,799,000
     Paid-in capital...............................................                 (395,000)            (3,799,000)

Adjustment to acquisition cost (see Note 2):
     Real estate facilities........................................                        -             (1,315,000)
     Intangible assets.............................................                        -              1,315,000



                            See accompanying notes.
                                       6

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999


1. Organization and description of business

   Organization

   PS Business Parks, Inc. (PSB or the Company), a California corporation, is the successor to American Office Park Properties, Inc. (AOPP) which merged with and into Public Storage Properties XI, Inc. (PSP 11) on March 17, 1998 (the Merger). The name of the Company was changed to PS Business Parks, Inc. in connection with the Merger. See Note 3 for a description of the Merger and its terms.

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

   Description of business

   PSB is a fully-integrated, self-managed real estate investment trust (REIT) that acquires, owns, operates and develops commercial properties containing commercial and industrial rental space. PSB is the sole general partner of PS Business Parks, L.P. (the "Operating Partnerships)through which the Company conducts most of its activities. From 1986 through 1996, PSB's sole business activity consisted of the management of commercial properties owned primarily by Public Storage, Inc. (PSI) and affiliated entities.

   Commencing in 1997, PSB began to own and operate commercial properties for its own behalf. At March 31, 1999, PSB and the Operating Partnership collectively owned and operated 114 commercial properties (approximately 11.3 million net rentable square feet) located in 11 states. In addition, the Operating Partnership managed, on behalf of PSI and affiliated entities, 36 commercial properties (approximately 1.0 million net rentable square feet).

2. Summary of significant accounting policies

   Basis of presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in PSB's annual report on Form 10-K for the year ended December 31, 1998.

   The condensed consolidated financial statements include the accounts of PSB and the Operating Partnership. At March 31, 1999, PSB owned approximately 73% of the OP units of the Operating Partnership. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. Historical financial data of PSP11 have not been included in the historical financial statements of PSB.

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999


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

   Interest cost incurred during the period of construction of real estate facilities is capitalized. Construction in progress includes $453,000 and $268,000 of capitalized interest costs at March 31, 1999 and December 31, 1998, respectively. The Company capitalized $185,000 during the three months ended March 31, 1999. No interest was capitalized during the three months ended March 31, 1998.

   Intangible assets

   Intangible assets consist of property management contracts for properties managed, but not owned, by PSB. The intangible assets are being amortized over seven years. As properties managed have been subsequently acquired by PSB, the unamortized basis of intangible assets related to such property is included in the cost of acquisition of such property. In connection with the Merger, PSB acquired 13 properties and included in the cost of such properties is $1,315,000 (which was net of accumulated amortization of $194,000) of costs previously classified as intangible assets. Intangible assets are net of accumulated amortization of $648,000 and $573,000 at March 31, 1999 and December 31, 1998, respectively.

   Evaluation of asset impairment

   PSB evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based on discounting its estimated future cash flows. At March 31, 1999, no such indicators of impairment have been identified.

   Note payable to affiliate

   Note payable to affiliate at March 31, 1999 reflects amounts borrowed from PSI on that date. The note bore interest at 5.5% (per annum). The note was repaid as of April 30, 1999.

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

   General  and  administrative   expense

   General and administrative expense includes executive compensation, office expense, professional fees, state income taxes, cost of acquisition personnel

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999


   and other such administrative items. Such amounts include amounts incurred by PSI on behalf of PSB, which were subsequently charged to PSB in accordance with the allocation methodology pursuant to the cost allocation and administrative service agreement between PSB and PSI.

   Acquisition costs

   Internal  acquisition  costs are  expensed as  incurred.

   Income taxes

   During  1997,  PSB  qualified  and  intends to  continue to qualify as a real estate investment trust (REIT), as defined in Section 856 of the Internal Revenue Code. As a REIT, PSB is not subject to federal income tax to the extent that it distributes at least 95% of its taxable income to its shareholders. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 1998 and intends to continue to meet such requirements for 1999. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

   Net income per common share

   Per share amounts are computed using the weighted average common shares outstanding. Diluted weighted average common shares outstanding include the dilutive effect of stock options under the treasury stock method. Basic weighted average common shares outstanding excludes such effect. Earnings per share has been calculated as follows:


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    ----------------------------
                                                                                        1999             1998
                                                                                    ------------    ------------
     Net income and net income allocable to common  shareholders  (same for
        Basic and Diluted computations)...................................          $  9,442,000    $  4,330,000
                                                                                    ============    ============

     Weighted average common shares outstanding:

        Basic weighted average common shares outstanding..................            23,637,000      11,314,000
        Net effect of  dilutive  stock  options - based on  treasury  stock
          method using average market price...............................                68,000          43,000
                                                                                    ------------    ------------

        Diluted weighted average common shares outstanding................            23,705,000      11,357,000
                                                                                    ============    ============

     Basic earnings per common share......................................          $       0.40    $       0.38
                                                                                    ============    ============
     Diluted earnings per common share....................................          $       0.40    $       0.38
                                                                                    ============    ============

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999


   Comprehensive Income

   Effective January 1, 1998, PSB adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 requires a separate statement to report the components of comprehensive income for each period reported. The adoption of SFAS No. 130 did not have an impact on PSB's reporting presentation.

   Segment Reporting

   Effective January 1, 1998, PSB adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As management views the Company as operating in a single segment as described in Note 1, the adoption of SFAS No. 131 did not affect PSB's disclosure of segment information.

   Reclassifications

   Certain reclassifications have been made to the financial statements for 1998 in order to conform to the 1999 presentation.

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

   The Merger has been accounted for as a reverse merger whereby PSB is treated as the accounting acquirer using the purchase method. This has been determined based upon the following: (i) the former shareholders and unitholders of PSB owned in excess of 80% of the merged companies and (ii) the business focus post-Merger will continue to be that of PSB's which includes the acquisition, ownership and management of commercial properties. Prior to the Merger, PSP11's business focus had been primarily on the ownership and operation of its self-storage facilities which represented approximately 81% of its portfolio.

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999


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
                                                            ===========

   The historical operating results of PSP11 prior to the Merger have not been included in PSB's historical operating results. Pro forma data for the three months ended March 31, 1998 as though the Merger and related exchange of properties have been effective at the beginning of fiscal 1998 is as follows:


                                                                                     Three months ended
                                                                                        March 31, 1998
                                                                                     -------------------
     Revenues......................................................                       $16,666,000
     Net income....................................................                       $ 5,115,000
     Net income per share - basic..................................                       $      0.39
     Net income per share - diluted................................                       $      0.39


   The pro forma data does not purport to be indicative either of the results of operations that would have occurred had the Merger occurred at the beginning of fiscal 1998 or of the future results of PSB.

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

4. Real estate facilities

   The activity in real estate facilities for the three months ended March 31, 1999 is as follows:

                                                                                 Accumulated
                                                Land            Buildings        Depreciation          Total
                                           ---------------   ---------------    ---------------   ---------------

     Balances at December 31, 1998......   $   176,241,000   $   536,697,000    $   (22,517,000)  $   690,421,000
     Property acquisitions..............         4,004,000        20,785,000                  -        24,789,000
     Capital improvements...............                 -         2,204,000                  -         2,204,000
     Depreciation expense...............                 -                 -         (6,658,000)       (6,658,000)
                                           ---------------   ---------------    ---------------   ---------------
     Balances at March 31, 1999.........   $   180,245,000   $   559,686,000    $   (29,175,000)  $   710,756,000
                                           ===============   ===============    ===============   ===============

5. Leasing activity

   The Company leases space in its real estate facilities to tenants under non-cancelable leases generally ranging from one to seven years. Future minimum rental revenues excluding recovery of expenses as of March 31, 1999 under these leases are as follows:

                              1999 (April - December).............        $   69,398,000
                              2000................................            69,848,000
                              2001................................            47,851,000
                              2002................................            30,913,000
                              2003................................            19,121,000
                              Thereafter..........................            26,721,000
                                                                          --------------
                                                                          $  263,852,000
                                                                          ==============

   In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amount to $3,441,000 and $1,359,000 for the three months ended March 31, 1999 and 1998, respectively. These amounts are included as rental income and cost of operations in the accompanying condensed consolidated statements of income.

6. Revolving line of credit

   The Company has an unsecured line of credit (the "Credit Facility") with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 5, 2000. The expiration date may be extended by one year on each anniversary of the Credit Facility. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.55% to LIBOR plus 0.95% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 0.80%). In addition, the Company is required to pay an annual commitment fee of 0.25%.

   Under covenants of the Credit Facility, the Company is required to (i) maintain a balance sheet leverage ratio (as defined) of less than 0.50 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.0 and 2.0 to 1.0, respectively, (iii) maintain a minimum total shareholders' equity (as defined) and (iv) limit distributions

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999


   to 95% of funds from operations. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company's unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at March 31, 1999.

7. Mortgage notes payable

   Mortgage notes at March 31, 1999 consist of the following:

             7.625%  mortgage  note,  secured by one  commercial  property with an
                  approximate  carrying  amount  of  $21,507,000,   principal  and
                  interest payable monthly, repaid May 14, 1999...................     $11,236,000
             7.125%  mortgage  note,  secured by one  commercial  property with an
                  approximate  carrying  amount  of  $19,794,000,   principal  and
                  interest payable monthly, due May 2006..........................       8,877,000
             8.4%  mortgage  note,  secured  by  six  commercial  properties  with approximate  carrying  amounts totaling  $21,014,000,  principal
                  and interest payable monthly, due November 2001.................       8,634,000
             8.125%  mortgage  note,  secured by one  commercial  property with an
                  approximate  carrying  amount  of  $12,557,000,   principal  and
                  interest payable monthly, due July 2005.........................       5,400,000
             8%  mortgage  note,  secured  by  one  commercial  property  with  an
                  approximate   carrying  amount  of  $5,753,000,   principal  and
                  interest payable monthly, due April 2003........................       2,168,000
             8.5%  mortgage  note,  secured  by one  commercial  property  with an
                  approximate   carrying  amount  of  $3,701,000,   principal  and
                  interest payable monthly, due July 2007.........................       1,932,000
             8%  mortgage  note,  secured  by  one  commercial  property  with  an
                  approximate   carrying  amount  of  $3,576,000,   principal  and
                  interest payable monthly, due April 2003........................       1,676,000
                                                                                       -----------
                                                                                       $39,923,000
                                                                                       ===========

   At March 31, 1999, approximate principal maturities of mortgage notes payable are as follows:

                              1999 (April - December).............         $   11,675,000
                              2000................................                643,000
                              2001................................              8,846,000
                              2002................................                549,000
                              2003................................              3,735,000
                              Thereafter..........................             14,475,000
                                                                           --------------
                                                                           $   39,923,000
                                                                           ==============

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999


8. Minority interests

   The Company presents the accounts of PSB and the Operating Partnership on a consolidated basis. Ownership interest in the Operating Partnership, other than PSB's interest, are classified as minority interest in the condensed consolidated financial statements. Minority interest in income consists of the minority interests' share of the condensed consolidated operating results.

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

   At March 31, 1999, there were 7,414,620 OP units owned by minority interests (7,305,355 were owned by PSI and affiliated entities and 109,265 were owned by unaffiliated third parties). On a fully converted basis, assuming all 7,414,620 minority interest OP units were converted into shares of common stock of PSB at March 31, 1999, the minority interests would own approximately 23.9% of the common shares outstanding. At the end of each reporting period, PSB determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests' equity in the Company.

   See Note 13 for disclosure of subsequent issuance of Preferred Operating Partnership Units.

9. Property management contracts

   The Operating Partnership manages industrial, office and retail facilities for PSI and entities affiliated with PSI. These facilities, all located in the United States, operate under the "Public Storage" or "PS Business Parks" name.

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

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999


10.Shareholders' equity

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

   On March 31, 1999, PSB paid a quarterly distribution to its common shareholders totaling $5,909,000 or $0.25 per common share.

   See Note 13 for disclosure of subsequent issuance of preferred stock.

11.Recent accounting pronouncements


   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Management anticipates that the adoption of SFAS No. 133 will have no effect on earnings or the financial position of PSB since no derivatives are currently being used.

12.Commitments and contingencies

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

   Substantially   all  of  the  properties  have  been  subjected  to  Phase  I environmental reviews. Such reviews have not revealed, nor is management aware of, any probable or reasonably possible environmental costs that management believes would be material to the condensed consolidated financial statements except as discussed below.

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

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999


   The Company believes that it bears no responsibility or liability for the contamination. In the event the Company is ultimately deemed responsible for any costs relating to this matter, the Company believes that the party from whom the property was purchased will be responsible for any expenses or liabilities that the Company may incur as a result of this contamination.

   PSB currently is neither subject to any other material litigation nor, to management's knowledge, is any material litigation currently threatened against PSB other than routine litigation and administrative proceedings arising in the ordinary course of business. Based on consultation with counsel, management believes that these items will not have a material adverse impact on the Company's condensed consolidated financial position or results of operations.

13.Subsequent events

   In April 1999, the Company completed a private placement of preferred OP units and a public offering of depositary shares representing fractional interests in perpetual preferred stock resulting in net proceeds totaling $65.7 million. The net proceeds from the placement of preferred OP units, completed April 23, 1999 were approximately $12.5 million and the preferred OP units have a preferred distribution rate of 8 7/8% on a stated value of $12.75 million. The preferred OP units have equivalent terms to those of perpetual preferred stock. Net proceeds from the public perpetual preferred stock offering completed April 30, 1999 were $53.2 million, and the preferred stock has a dividend rate of 9 1/4% on a stated value of $55 million. Proceeds from the issuances were used to repay borrowings from an affiliate and a mortgage note payable of approximately $11 million. The remaining proceeds will be used for investment in real estate.

Management's  Discussion  and Analysis of Financial  Condition and Results of
-----------------------------------------------------------------------------
Operations
----------

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

         Overview: Comparisons between the three months ended March 31, 1999 and 1998 will reflect significant level of acquisitions during 1998 and the first three months of 1999.

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

         The Company acquired approximately 338,000 square feet of commercial space at an aggregate cost of approximately $24 million during the first quarter of 1999. These acquisitions increased the Company's presence in existing markets, which the Company believes have characteristics necessary for long-term growth. These acquisitions were comprised of 230,000 square feet adjacent to the Company's existing park in Austin, Texas and 108,000 square feet in Northern Virginia and a 9.2 acre parcel of land in Northern Virginia which the Company may develop into a 136,000 square feet flex building.

         Net income for the three months ended March 31, 1999 was $9,442,000 compared to $4,330,000 for the same period in 1998. Net income per common share on a diluted basis was $0.40 (based on weighted average diluted shares outstanding of 23,705,000) for the three months ended March 31, 1999 compared to net income per common share on a diluted basis of $0.38 (based on diluted weighted average shares outstanding of 11,357,000) for the same period in 1998, representing an increase of 5.3%. The increases in net income and net income per share reflects PSB's significant growth in its asset base through the acquisition of commercial properties and increase in net operating income from the consistent group of properties.

         Results of Operations: The Company's property operations account for almost all of the net operating income earned by the Company. The following table presents the pre-depreciation operating results of the properties for the three months ended March 31, 1999 and 1998:

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                       1999              1998            Change
                                                                  -------------      ------------      ---------
Rental income:
Facilities  owned  throughout each period (50 facilities,  6.4
     million net rentable square feet)......................        $15,233,000       $13,787,000          10.5%
Facilities   acquired   subsequent   to   January   1998   (64
     facilities, 4.9 million net rentable square feet)......         13,884,000           566,000       2,353.0%
                                                                    -----------       -----------       --------
Total rental income.........................................        $29,117,000       $14,353,000         102.9%
                                                                    ===========       ===========       ========

Cost of operations (excluding depreciation):
Facilities owned throughout each period.....................         $4,542,000        $4,444,000           2.2%
Facilities acquired subsequent to January 1998..............          3,834,000           183,000       1,995.1%
                                                                    -----------       -----------       --------
Total cost of operations....................................         $8,376,000         4,627,000          81.0%
                                                                    ===========       ===========       ========

Net operating income (rental income less cost of operations):
Facilities owned throughout each period.....................        $10,691,000        $9,343,000          14.4%
Facilities acquired subsequent to January 1998..............         10,050,000           383,000       2,524.0%
                                                                    -----------        ----------       --------
Total net operating income..................................        $20,741,000        $9,726,000         113.3%
                                                                    ===========        ==========       ========


         Rental income and rental income less cost of operations or net operating income ("NOI") prior to depreciation are summarized for the three months ended March 31, 1999 by major geographic region below:


                                    Square       Percent         Rental         Percent                        Percent
          Region                   Footage      of Total         Income         of Total          NOI         of Total
----------------------------     ----------     --------       -----------      --------     ----------       --------

Southern California               3,085,000        27.4%        $7,904,000        27.1%      $5,898,000          28.4%
Northern California               1,105,000         9.8%         3,270,000        11.2%       2,038,000           9.8%
Virginia                          1,316,000        11.7%         3,943,000        13.5%       2,850,000          13.7%
Maryland                          1,107,000         9.8%         3,270,000        11.2%       2,378,000          11.5%
Texas                             2,721,000        24.1%         5,758,000        19.8%       3,812,000          18.4%
Oregon                            1,102,000         9.8%         3,349,000        11.5%       2,717,000          13.1%
Other                               833,000         7.4%         1,623,000         5.6%       1,048,000           5.1%
                                 ----------       ------       -----------       ------     -----------         ------
Total                            11,269,000       100.0%       $29,117,000       100.0%     $20,741,000         100.0%
                                 ==========       ======       ===========       ======     ===========         ======

         Supplemental  Property  Data  and  Trends:  In order  to  evaluate  the performance of the Company's overall portfolio, management analyzes the operating performance of a consistent group of 62 properties (7.2 million net rentable square feet). These 62 properties in which the Company currently has an ownership interest (herein referred to as the "Same Park" facilities) have been managed by the Company since January 1998. The following table summarizes the pre-depreciation historical operating results of the "Same Park" facilities excluding the effects of accounting for rental revenues on a straight-line basis. Beginning with this quarter, the Company has added 11 properties operated throughout 1998 totaling approximately three million square feet to its "Same Park" facilities. These additional properties have been operated for the comparable periods and will provide a more comprehensive analysis of the portfolio's operations. The "Same Park" facilities now represent approximately 64% of the square footage of the Company's portfolio at March 31, 1999.

                                                                           Three months ended March 31,
                                                                -----------------------------------------------
                                                                    1999             1998 (1)           Change
                                                                -----------        -----------          ------
Rental income (2)......................................         $17,489,000        $16,174,000            8.1%
Cost of operations.....................................           5,378,000          5,236,000            2.7%
                                                                -----------        -----------           -----
  Net operating income.................................         $12,111,000        $10,938,000           10.7%
                                                                ===========        ===========           =====
    Gross margin (3)...................................               69.2%              67.6%            1.6%

Annualized realized rent per occupied square foot (4)..              $10.10              $9.56            5.6%

Weighted average occupancy for the period..............               96.4%              94.1%            2.3%


(1) Operations for the three months ended March 31, 1998 represent the historical operations of the 62 properties; however, the Company did not own all of the properties throughout all periods presented and therefore such operations are not reflected in the Company's historical operating results. All such properties were owned effective March 17, 1998.
(2)   Rental  income does not include  the effect of straight  line  accounting.
(3) Gross margin is computed by dividing property net operating income by rental income.
(4) Realized rent per square foot represents the actual revenue earned per occupied square foot.

      The following tables summarize the "Same Park" operating results by major geographic region for the three months ended March 31, 1999 and 1998:

                                  Revenues           Revenues     Percent            NOI               NOI          Percent
                                    1999               1998      Increase            1999             1998         Increase
                                ------------       -----------   --------         -----------      -----------     --------
Southern California               $7,702,000        $6,988,000      10.2%          $5,630,000       $4,866,000       15.7%
Northern California                1,986,000         1,821,000       9.1%           1,457,000        1,380,000        5.6%
Texas                              1,732,000         1,593,000       8.7%             944,000          786,000       20.1%
Virginia                           2,228,000         2,108,000       5.7%           1,489,000        1,383,000        7.7%
Maryland                           2,259,000         2,116,000       6.8%           1,590,000        1,545,000        2.9%
Arizona                              694,000           665,000       4.4%             453,000          431,000        5.1%
Other                                888,000           883,000       0.6%             548,000          547,000        0.2%
                                 -----------       -----------      -----         -----------      -----------       -----
Total                            $17,489,000       $16,174,000       8.1%         $12,111,000      $10,938,000       10.7%
                                 ===========       ===========      =====         ===========      ===========       =====

          There was tremendous growth in the strong Southern California market accentuated by rising occupancies in the New York Common portfolio acquired in December 1997 which rose from 90.1% in the first quarter of 1998 to 98.9% for the same period in 1999. Texas benefited from increased occupancy at the Austin facility in addition to economies of scale created by substantial square footage added to the Texas market over the last twelve months.

          Facility Management Operations: The Company's facility management accounts for a small portion of the Company's net operating income. During the three months ended March 31, 1999, $91,000 in net operating income was recognized from facility management operations compared to $177,000 for the same period in 1998. Facility management fees have decreased due to the Company's acquisition of properties previously managed.

          Interest Income: Interest income reflects earnings on cash balances. Interest income was $20,000 for the three months ended March 31, 1999 compared to $233,000 for the same period in 1998. The decrease is attributable to decreased average cash balances. Average cash balances for the three months ended March 31, 1999 were approximately $1.6 million compared to $18.6 million for the same period in 1998.

          Cost of Operations: Cost of operations for the three months ended March 31, 1999 was $8,376,000 compared to $4,627,000 for the same period in 1998. The increase is due primarily to the growth in the total square footage of the Company's portfolio of properties. Cost of operations as a percentage or rental income decreased from 32.2% to 28.8% as a result of economies of scale achieved through the acquisition of properties in existing markets. Cost of operations for the three months ended March 31, 1999 consists primarily of property taxes ($2,601,000), property maintenance ($1,255,000), utilities ($1,190,000) and direct payroll ($1,088,000).

          Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended March 31, 1999 was $6,733,000 compared to $2,300,000 for the same period in 1998. The increase is due to the acquisition of real estate facilities in 1998 and 1999.

          General and Administrative Expense: General and administrative expense was $802,000 for the three months ended March 31, 1999 compared to $445,000 for the same period in 1998. The increase is due to the increased size and acquisition activities of the Company. Included in general and administrative costs are acquisition costs and abandoned transaction costs. Acquisition expenses for the three months ended March 31, 1999 and 1998 were $90,000 and $82,000, respectively. Abandoned transaction costs were $2,000 for the three months ended March 31, 1999 and none for the three months ended March 31, 1998.

          Interest Expense: Interest expense was $909,000 for the three months ended March 31, 1999 compared to $247,000 for the same period in 1998. The increase is attributable to mortgage notes assumed in connection with the acquisition of real estate facilities ($693,000 in interest expense) and temporary financing in connection with acquisitions ($401,000) net of $185,000 of interest expense capitalized to ongoing construction projects.

          Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership which are not owned by the Company. Minority interest in income for the three months ended March 31, 1999 was $2,966,000 compared to $2,814,000 for the same period in 1998. The increase in minority interest in income is due to improved operating results and the issuance of additional Operating Partnership units in connection with the acquisition of real estate facilities.

 Liquidity and Capital Resources
 -------------------------------

          Net cash provided by operating activities for the three months ended March 31, 1999 and 1998 was $16,409,000 and $9,294,000, respectively.
 Management believes that the Company's internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and maintain the current level of distribution to shareholders.

          The following table summarizes the Company's ability to make capital improvements to maintain its facilities through the use of cash provided by operating activities. The remaining cash flow is available to the Company to pay distributions to shareholders and acquire property interests.


                                                                            Three months ended March 31,
                                                                           -----------------------------
                                                                                1999             1998
                                                                           ------------      -----------
Net income..........................................................       $  9,442,000      $ 4,330,000
Depreciation and amortization.......................................          6,733,000        2,300,000
Change in working capital...........................................         (2,732,000)        (150,000)
Minority interest in income.........................................          2,966,000        2,814,000
                                                                           ------------      -----------
Net cash provided by operating activities...........................         16,409,000        9,294,000
Maintenance capital expenditures....................................           (209,000)        (247,000)
Tenant improvements.................................................         (1,234,000)        (333,000)
Capitalized lease commissions.......................................           (517,000)        (277,000)
                                                                           ------------      -----------
Funds available for distributions to shareholders, minority interests,
  acquisitions and other corporate purposes.........................         14,449,000        8,437,000
Cash distributions to shareholders and minority interests...........         (7,763,000)      (6,635,000)
                                                                           ------------      -----------
Excess funds available for acquisitions and other corporate purposes       $  6,686,000      $ 1,802,000
                                                                           ============      ===========

          The Company's capital structure is characterized by a low level of leverage. As of March 31, 1999, the Company had seven fixed rate mortgage notes payable totaling $39,923,000 and $27,700,000 in borrowings from PSI, which represented 9.5% of its total capitalization (based on book value, including minority interests and debt). The weighted average interest rate for the mortgage notes is 7.83%. Borrowings from PSI bear interest at 5.5%.

          On August 6, 1998, The Company entered into an unsecured line of credit (the "Credit Agreement") with Wells Fargo Bank. The Credit Agreement has a borrowing limit of $100 million and an expiration date of August 5, 2000. The expiration date may be extended by one year on each anniversary of the Credit Agreement. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or
 (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.55% to LIBOR plus 0.95% depending on the Company's credit ratings and interest coverage ratios, as defined (currently LIBOR plus 0.80%). In addition, the Company is required to pay an annual commitment fee of 0.25%.

          The Company expects to fund its growth strategies with permanent capital, including issuances of common and preferred stock and internally generated retained cash flows. The Company may finance acquisitions on a temporary basis with borrowings from its line of credit. The Company intends to repay amounts borrowed under the credit facility from undistributed cash flow or, as market conditions permit and as determined to be advantageous, from the public or private placement of preferred and common stock or formation of joint ventures. The Company targets a leverage ratio of 40% and a FFO to fixed charges ratio of 3.0 to 1.0. As of March 31, 1999 and for the three months then ended, the leverage ratio was 8.9% and the Funds from Operations ("FFO") to fixed charges coverage ratio was 17.6 to 1.0.

          In April 1999, the Company completed a private placement of preferred OP units and a public offering of depositary shares representing fractional interests in perpetual preferred stock resulting in net proceeds totaling $65.7 million. The net proceeds from the placement of preferred OP units, completed April 23, 1999 were approximately $12.5 million and the preferred OP units have a preferred distribution rate of 8 7/8% on a stated value of $12.75 million. The preferred OP units have equivalent terms to those of perpetual preferred stock. Net proceeds from the public perpetual preferred stock offering completed April 30, 1999 were $53.2 million, and the preferred stock has a dividend rate of 9 1/4% on a stated value of $55 million. Proceeds from the issuances were used to repay borrowings from an affiliate and a mortgage note payable of approximately $11 million. The remaining proceeds will be used for investment in real estate.

          Funds from Operations: FFO is defined as net income, computed in accordance with generally accepted accounting principles ("GAAP"), before depreciation, amortization, minority interest in income, straight line rent adjustments and extraordinary or non-recurring items. FFO is presented because the Company considers FFO to be a useful measure of the operating performance of a REIT which, together with net income and cash flows provides investors with a basis to evaluate the operating and cash flow performances of a REIT. FFO does not represent net income or cash flows from operations as defined by GAAP. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for cash flow or net income as a measure of liquidity or operating performance or ability to make acquisitions and capital improvements or ability to pay distributions or debt principal payments. Also, FFO as computed and disclosed by the Company may not be comparable to FFO computed and disclosed by other REITs.

         FFO for the Company is computed as follows:

                                                                            Three months ended March 31,
                                                                           ------------------------------
                                                                               1999              1998
                                                                           -------------     ------------
Net income.........................................................        $  9,442,000      $  4,330,000
  Minority interest in income......................................           2,966,000         2,814,000
  Depreciation and amortization....................................           6,733,000         2,300,000
  Less effects of straight-line rents..............................            (751,000)                -
                                                                           ------------      ------------
  Subtotal.........................................................          18,390,000         9,444,000
FFO allocated to minority interests................................          (4,404,000)       (3,765,000)
                                                                           ------------      ------------
FFO allocated to shareholders......................................        $ 13,986,000      $  5,679,000
                                                                           ============      ============

          Capital Expenditures: During the first quarter of 1999, the Company incurred $2.0 million in maintenance capital expenditures, tenant improvements and capitalized lease commissions. In addition, the Company made $0.2 million of renovation expenditures. On a recurring annual basis, the Company expects $0.90 to $1.20 per square foot in recurring capital expenditures and during the remainder of 1999 expects to make $2.8 million in additional expenditures to continue renovation on two properties in Texas.

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

          The Board of Directors declared a quarterly dividend of $0.25 per common share on May 10, 1999. The Board of Directors has established a distribution policy to maximize the retention of cash flow and only distribute the minimum amount required for the Company to maintain its tax status as a REIT. In addition, the Board of Directors declared a prorated dividend of $0.39184 per share on the 2,200,000 depositary shares each representing 1/1000 of a share of 9 1/4% Cumulative Preferred Stock, Series A. Distributions are payable on June 30, 1999 to shareholders of record as of the close of business on June 15, 1999.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         PS Business Parks, L.P. v. Principal Mutual Life Insurance Company,  et
         -----------------------------------------------------------------------
al, Circuit Court of Washington County, Oregon (filed April 29, 1999)
--

         In May 1998, the Company acquired a property in Beaverton, Oregon. An adjacent property is the subject of an environmental remedial investigation. For additional information on the investigation, please refer to the Company's 1998 annual report on Form 10-K under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - Our Business Could Be Subject to Environmental Liabilities."

         In April 1999, the Company commenced an action against the sellers of the property seeking indemnification for any damages and expenses that may be incurred by the Company in this matter and for other relief. The Company is not currently able to quantify the extent of such damages and expenses.

Item 6.  Exhibits and Reports on Form 8-K

      (a)    The following exhibits are included herein:

      (10.1) Amendment to Agreement of Limited Partnership of PS Business Parks,
             L.P. Relating to 8 7/8% Series B Cumulative Redeemable Preferred Units, dated as of April 23, 1999.

      (10.2) Amendment to Agreement of Limited Partnership of PS Business Parks,
             L.P. Relating to 9 1/4% Series A Cumulative Redeemable Preferred Units, dated as of April 30, 1999.

      (11)   Statement re: Computation of Earnings per Share

      (12)   Statement re: Computation of Ratio of Earnings to Fixed Charges

      (27)   Financial Data Schedule

      (b)    Reports on Form 8-K

             The Registrant filed a Current Report on Form 8-K dated December 31, 1998 (filed January 13, 1999) pursuant to Item 5 which reported the acquisition of properties from various third parties. The Registrant filed a Current Report on Form 8-K/A dated December 31, 1998 amending Form 8-K dated December 31, 1998 (filed February 17,
             1999) pursuant to Items 5 and 7 which filed financial statements for those properties.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Dated:  May 14, 1999

                                  PS BUSINESS PARKS, INC.
                                  BY: /s/ Jack Corrigan
                                      ------------------------------------------
                                      Jack Corrigan
                                      Vice President and Chief Financial Officer