Form 10-Q
period 1999-06-30
PS BUSINESS PARKS INC/CA
filed 1999-08-11
CIK 866368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 1-10709
                       -------

                             PS BUSINESS PARKS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

              California                                       95-4300881
              ----------                                       ----------
     (State or Other Jurisdiction                           (I.R.S. Employer
          of Incorporation)                               Identification Number)

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

                                 Yes [X] No [_]

Number of shares outstanding of each of the issuer's classes of common stock,
-----------------------------------------------------------------------------
as of August 10, 1999:
----------------------

          Common Stock, $0.01 par value, 23,640,606 shares outstanding
          ------------------------------------------------------------

                             PS BUSINESS PARKS, INC.
                                      INDEX

                                                                           Page
                                                                           ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 1999
and December 31, 1998.....................................................    2

Condensed  Consolidated  Statements of Income for the Three and Six Months
Ended June 30, 1999 and 1998..............................................    3

Condensed Consolidated Statement of Shareholders' Equity for the Six Months
Ended June 30, 1999.......................................................    4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 1999.............................................................  5-6

Notes to Condensed Consolidated Financial Statements...................... 7-16

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................17-25

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......   26

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................   27

Item 4.   Submission of Matters to a Vote of Security Holders.............   27

Item 6.   Exhibits & Reports on Form 8-K..................................   28

                             PS BUSINESS PARKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             June 30,              December 31,
                                                                               1999                    1998
                                                                          ---------------         ---------------
                                                                           (unaudited)

                                                       ASSETS
                                                       ------

Cash and cash equivalents...............................                  $    13,697,000         $     6,068,000

Real estate facilities, at cost:
   Land.................................................                      186,980,000             176,241,000
   Buildings and equipment..............................                      596,447,000             536,697,000
                                                                          ---------------         ---------------
                                                                              783,427,000             712,938,000
   Accumulated depreciation.............................                      (36,413,000)            (22,517,000)
                                                                          ---------------         ---------------
                                                                              747,014,000             690,421,000
Construction in progress................................                       17,113,000               7,716,000
                                                                          ---------------         ---------------
                                                                              764,127,000             698,137,000

Receivables.............................................                          602,000                 242,000
Deferred rent receivables...............................                        3,693,000               2,086,000
Intangible assets, net..................................                        1,432,000               1,583,000
Other assets............................................                        1,071,000               1,298,000
                                                                          ---------------         ---------------
              Total assets..............................                  $   784,622,000         $   709,414,000
                                                                          ===============         ===============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
                                          ------------------------------------

Accrued and other liabilities..............................               $    19,392,000         $    15,953,000
Line of credit.............................................                             -              12,500,000
Mortgage notes payable.....................................                    46,072,000              38,041,000
                                                                          ---------------         ---------------
         Total liabilities.................................                    65,464,000              66,494,000

Minority interest:
   Preferred units.........................................                    12,750,000                       -
   Common units............................................                   155,686,000             153,015,000

Shareholders' equity:
   Preferred stock, $0.01 par value, 50,000,000 shares
     authorized, 2,200 shares issued and outstanding
     at June 30, 1999 (none issued and outstanding at
     December 31, 1998)....................................                    55,000,000                       -
   Common stock, $0.01 par value, 100,000,000 shares
     authorized, 23,640,606 shares issued and outstanding
     at June 30, 1999 (23,635,650 shares issued and
     outstanding at December 31, 1998).....................                       236,000                 236,000
   Paid-in capital.........................................                   481,272,000             482,471,000
   Cumulative net income...................................                    52,251,000              32,554,000
   Cumulative distributions................................                   (38,037,000)            (25,356,000)
                                                                          ---------------         ---------------
         Total shareholders' equity........................                   550,722,000             489,905,000
                                                                          ---------------         ---------------
              Total liabilities and shareholders' equity...               $   784,622,000         $   709,414,000
                                                                          ===============         ===============

                             See accompanying notes.

                             PS BUSINESS PARKS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                             For the three months                For the six months
                                                                ended June 30,                     ended June 30,
                                                        --------------------------------   --------------------------------
                                                             1999             1998              1999             1998
                                                        --------------    --------------   --------------    --------------
Revenues:
   Rental income.................................       $   30,859,000    $   21,471,000   $   59,976,000    $   35,824,000
   Facility management fees from affiliates......              116,000           129,000          230,000           331,000
   Interest and other income.....................              273,000           311,000          293,000           544,000
                                                        --------------    --------------   --------------    --------------
                                                            31,248,000        21,911,000       60,499,000        36,699,000
                                                        --------------    --------------   --------------    --------------
Expenses:
  Cost of operations.............................            8,655,000         6,355,000       17,031,000        10,982,000
  Cost of facility management....................               23,000            12,000           46,000            37,000
  Depreciation and amortization..................            7,314,000         4,256,000       14,047,000         6,556,000
  General and administrative.....................              795,000           551,000        1,597,000           996,000
   Interest expense..............................              772,000           822,000        1,681,000         1,069,000
                                                        --------------    --------------   --------------    --------------
                                                            17,559,000        11,996,000       34,402,000        19,640,000
                                                        --------------    --------------   --------------    --------------
Income before minority interest..................           13,689,000         9,915,000       26,097,000        17,059,000

  Minority interest in income - preferred units..             (214,000)                -         (214,000)                -
  Minority interest in income - common units.....           (3,220,000)       (2,869,000)      (6,186,000)       (5,683,000)
                                                        --------------    --------------   --------------    --------------
Net income.......................................       $   10,255,000    $    7,046,000   $   19,697,000    $   11,376,000
                                                        ==============    ==============   ==============    ==============

Net income allocation:
  Allocable to preferred shareholders............       $      862,000    $            -   $      862,000    $            -
  Allocable to common shareholders...............            9,393,000         7,046,000       18,835,000        11,376,000
                                                        --------------    --------------   --------------    --------------
                                                        $   10,255,000    $    7,046,000   $   19,697,000    $   11,376,000
                                                        ==============    ==============   ==============    ==============

Net income per common share:
  Basic..........................................       $         0.40    $         0.38   $         0.80    $         0.76
                                                        ==============    ==============   ==============    ==============
  Diluted........................................       $         0.40    $         0.38   $         0.79    $         0.76
                                                        ==============    ==============   ==============    ==============
Weighted average common shares outstanding:
  Basic..........................................           23,639,000        18,650,000       23,638,000        14,926,000
                                                        ==============    ==============   ==============    ==============
  Diluted........................................           23,716,000        18,711,000       23,709,000        14,978,000
                                                        ==============    ==============   ==============    ==============

                             See accompanying notes.

                             PS BUSINESS PARKS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     For the six months ended June 30, 1999
                                   (Unaudited)

                                                       Preferred Stock                   Common Stock
                                                  ---------------------------      --------------------------  ---------------
                                                   Shares          Amount           Shares           Amount    Paid-in Capital
                                                  ---------    --------------      ----------      ----------  ---------------

Balances at December 31, 1998..............               -    $            -      23,635,650    $    236,000   $  482,471,000

   Issuance of preferred stock, net of
     issuance costs........................           2,200        55,000,000               -               -       (2,136,000)
   Issuance of common stock................               -                 -           4,956               -           93,000
   Net income..............................               -                 -               -               -                -
   Distributions paid:
       Preferred stock.....................               -                 -               -               -                -
       Common stock........................               -                 -               -               -                -
   Adjustment to reflect minority  interest
     to underlying ownership interest......               -                 -               -               -          844,000
                                                  ---------    --------------      ----------    ------------   --------------

Balances at June 30, 1999..................           2,200    $   55,000,000      23,640,606    $    236,000   $  481,272,000
                                                  =========    ==============      ==========    ============   ==============

                                                 Cumulative       Cumulative       Shareholders'
                                                 Net Income      Distributions         Equity
                                                 -------------   --------------    --------------

Balances at December 31, 1998..............      $  32,554,000   $ (25,356,000)   $ 489,905,000

   Issuance of preferred stock, net of
     issuance costs........................                  -               -       52,864,000
   Issuance of common stock................                  -               -           93,000
   Net income..............................         19,697,000               -       19,697,000
   Distributions paid:
       Preferred stock.....................                  -        (862,000)        (862,000)
       Common stock........................                  -     (11,819,000)     (11,819,000)
   Adjustment to reflect minority  interest
     to underlying ownership interest......                  -               -          844,000
                                                 -------------   -------------     ------------

Balances at June 30, 1999..................      $  52,251,000   $ (38,037,000)   $ 550,722,000
                                                 =============   =============    =============

                             See accompanying notes.

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               For the six months ended June 30,
                                                                             -------------------------------------
                                                                                   1999                  1998
                                                                             --------------         --------------
Cash flows from operating activities:
   Net income........................................................        $   19,697,000         $   11,376,000
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization expense.........................            14,047,000              6,556,000
       Minority interest in income...................................             6,400,000              5,683,000
       Increase in receivables and other assets......................            (1,740,000)              (468,000)
       Increase in accrued and other liabilities.....................             3,442,000                462,000
                                                                             --------------         --------------
            Total adjustments........................................            22,149,000             12,233,000
                                                                             --------------         --------------
         Net cash provided by operating activities...................            41,846,000             23,609,000
                                                                             --------------         --------------

Cash flows from investing activities:
       Acquisition of real estate facilities.........................           (42,530,000)          (241,674,000)
       Acquisition cost of business combination......................                     -               (424,000)
       Capital improvements to real estate facilities................            (7,207,000)            (3,175,000)
       Construction in progress......................................            (9,397,000)                     -
                                                                             --------------         --------------
         Net cash used in investing activities.......................           (59,134,000)          (245,273,000)
                                                                             --------------         --------------

Cash flows from financing activities:
       Borrowings from an affiliate..................................            41,400,000            179,000,000
       Repayment of borrowings from an affiliate.....................           (41,400,000)          (182,500,000)
       Borrowings from line of credit................................            14,000,000                      -
       Repayment of borrowings from line of credit...................           (26,500,000)                     -
       Principal payments on mortgage notes payable..................           (11,688,000)               (85,000)
       Net proceeds from the issuance of common stock................                93,000            272,112,000
       Net proceeds from the issuance of preferred stock.............            53,119,000                      -
       Net proceeds from the issuance of preferred operating
         partnership units...........................................            12,495,000                      -
       Distributions paid to preferred shareholders..................              (862,000)                     -
       Distributions paid to common shareholders.....................           (11,819,000)            (9,988,000)
       Distributions paid to minority interests - preferred..........              (214,000)                     -
       Distributions paid to minority interests - common.............            (3,707,000)            (4,404,000)
                                                                             --------------         --------------
         Net cash provided by financing activities...................            24,917,000            254,135,000
                                                                             --------------         --------------

Net increase in cash and cash equivalents............................             7,629,000             32,471,000

Cash and cash equivalents at the beginning of the period.............             6,068,000              3,884,000
                                                                             --------------         --------------

Cash and cash equivalents at the end of the period...................        $   13,697,000         $   36,355,000
                                                                             ==============         ==============

                             See accompanying notes.

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               For the six months ended June 30,
                                                                             ------------------------------------
                                                                                 1999                    1998
                                                                             -------------          -------------

Supplemental schedule of non-cash investing and financing activities:

Acquisitions of real estate facilities and associated assets and liabilities in exchange for minority interests and
mortgage notes payable:
     Real estate facilities...........................................       $ (20,752,000)         $ (33,428,000)
     Other assets (deposits on real estate acquisitions)..............                   -                800,000
     Accrued and other liabilities....................................                   -              1,245,000
     Minority interest - common units.................................           1,033,000              1,408,000
     Mortgage notes payable...........................................          19,719,000             29,975,000

Business combination:
     Real estate facilities...........................................                   -            (48,000,000)
     Other assets.....................................................                   -               (452,000)
     Accrued and other liabilities....................................                   -              1,218,000
     Common stock.....................................................                   -                 23,000
     Paid-in capital..................................................                   -             46,787,000

Recapitalization in connection with business combination:
     Common stock.....................................................                   -             (1,511,000)
     Paid-in capital..................................................                   -              1,511,000

Conversion of operating partnership units into shares of common stock:
     Minority interest - common units.................................                   -            (33,023,000)
     Common stock.....................................................                   -                 18,000
     Paid-in capital..................................................                   -             33,005,000

Adjustment to reflect minority interest to underlying ownership interest:
     Minority interest - common units.................................            (844,000)            12,896,000
     Paid-in capital..................................................             844,000            (12,896,000)

Adjustment to acquisition cost (see Note 2):
     Real estate facilities...........................................                   -             (1,315,000)
     Intangible assets................................................                   -              1,315,000


                             See accompanying notes.

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

1. Organization and description of business

   Organization

   PS Business Parks, Inc. ("PSB" or the "Company"), a California corporation, is the successor to American Office Park Properties, Inc. ("AOPP") which merged with and into Public Storage Properties XI, Inc. ("PSP 11") on March 17, 1998 (the "Merger"). The name of the Company was changed to "PS Business Parks, Inc." in connection with the Merger. See Note 3 for a description of the Merger and its terms.

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

   Description of business

   PSB is a fully-integrated, self-managed real estate investment trust ("REIT") that acquires, owns, operates and develops commercial properties containing commercial and industrial rental space. PSB is the sole general partner of PS Business Parks, L.P. (the "Operating Partnership") through which the Company conducts most of its activities. From 1986 through 1996, PSB's sole business activity consisted of the management of commercial properties owned primarily by Public Storage, Inc. ("PSI") and affiliated entities.

   Commencing in 1997, PSB began to own and operate commercial properties for its own behalf. At June 30, 1999, PSB and the Operating Partnership collectively owned and operated 120 commercial properties (approximately 11.6 million net rentable square feet) located in 11 states. In addition, the Operating Partnership managed 37 commercial properties (approximately 1.0 million net rentable square feet) on behalf of PSI and affiliated entities.

2. Summary of significant accounting policies

   Basis of presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in PSB's annual report on Form 10-K for the year ended December 31, 1998.

   The condensed consolidated financial statements include the accounts of PSB and the Operating Partnership. At June 30, 1999, PSB owned approximately 73% of the common units of the Operating Partnership. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. Historical financial data of PSP11 have not been included in the historical financial statements of PSB.

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

   Interest cost incurred during the period of construction of real estate facilities is capitalized. Construction in progress includes $678,000 and $268,000 of capitalized interest costs at June 30, 1999 and December 31, 1998, respectively. The Company capitalized $410,000 during the six months ended June 30, 1999. No interest was capitalized during the six months ended June 30, 1998.

   Intangible assets

   Intangible assets consist of property management contracts for properties managed, but not owned, by PSB. The intangible assets are being amortized over seven years. As properties managed have been subsequently acquired by PSB, the unamortized basis of intangible assets related to such property is included in the cost of acquisition of such property. In connection with the Merger, PSB acquired 13 properties and included in the cost of such properties is $1,315,000 (which was net of accumulated amortization of $194,000) of costs previously classified as intangible assets. Intangible assets are net of accumulated amortization of $724,000 and $573,000 at June 30, 1999 and December 31, 1998, respectively.

   Evaluation of asset impairment

   PSB evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based on discounting its estimated future cash flows. At June 30, 1999, no such indicators of impairment have been identified.

   Borrowings from an affiliate

   The Company borrowed $41.4 million from PSI during the six months ending June 30, 1999. The notes bore interest at 5.5% (per annum) and were repaid as of April 30, 1999.

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

   General and administrative expense

   General and administrative expense includes executive compensation, office expense, professional fees, state income taxes, cost of acquisition personnel and other such administrative items. Such amounts include amounts incurred by PSI on behalf of PSB, which were subsequently charged to PSB in accordance with the allocation methodology pursuant to the cost allocation and administrative service agreement between PSB and PSI.

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

   Net income per common share

   Per share amounts are computed using the weighted average common shares outstanding. "Diluted" weighted average common shares outstanding include the dilutive effect of stock options under the treasury stock method. "Basic" weighted average common shares outstanding excludes such effect. Earnings per common share has been calculated as follows:

                                                                For the Three Months Ended      For the Six Months Ended
                                                                         June 30,                       June 30,
                                                                --------------------------     --------------------------
                                                                    1999           1998            1999           1998
                                                                -----------    -----------     -----------    -----------

Net income allocable to common shareholders                     $ 9,393,000    $ 7,046,000     $18,835,000    $11,376,000
                                                                ===========    ===========     ===========    ===========

Weighted average common shares outstanding:
   Basic weighted average common shares outstanding.........     23,639,000     18,650,000      23,638,000     14,926,000
   Net effect of dilutive  stock  options - based on treasury
     stock method using average market price................         77,000         61,000          71,000         52,000
                                                                -----------    -----------     -----------    -----------
   Diluted weighted average common shares outstanding.......     23,716,000     18,711,000      23,709,000     14,978,000
                                                                ===========    ===========     ===========    ===========

Basic earnings per common share.............................    $      0.40    $      0.38     $      0.80    $      0.76
                                                                ===========    ===========     ===========    ===========

Diluted earnings per common share...........................    $      0.40    $      0.38     $      0.79    $      0.76
                                                                ===========    ===========     ===========    ===========

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

3. Business combination

   On March 17, 1998, AOPP merged into PSP11, a publicly traded real estate investment trust and an affiliate of PSI. Upon consummation of the Merger of AOPP into PSP11, the surviving corporation was renamed "PS Business Parks, Inc." (PSB as defined in Note 1). In connection with the Merger:

     o Each outstanding share of PSP11 common stock, which did not elect cash, continued to be owned by current holders. A total of 106,155 PSP11 common shares elected to receive cash of $20.50 per share.

     o Each share of PSP11 common stock Series B and each share of PSP11 common stock Series C converted into .8641 shares of PSP11 common stock.

     o Each share of AOPP common stock converted into 1.18 shares of PSP11 common stock.

     o Concurrent with the Merger, PSP11 exchanged 11 mini-warehouses and two properties that combine mini-warehouse and commercial space for 11 commercial properties owned by PSI. The fair value of each group of real estate facilities was approximately $48 million.

   The Merger has been accounted for as a reverse merger whereby PSB is treated as the acquirer using the purchase method. This has been determined based upon the following: (i) the former shareholders and unitholders of PSB owned in excess of 80% of the merged companies and (ii) the business focus post-Merger will continue to be that of PSB's which includes the acquisition, ownership and management of commercial properties. Prior to the Merger, PSP11's business focus had been primarily on the ownership and operation of its self-storage facilities which represented approximately 81% of its portfolio.

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
                                                            ===========

   The historical operating results of PSP11 prior to the Merger have not been included in PSB's historical operating results. Pro forma data for the six months ended June 30, 1998 as though the Merger and related exchange of properties have been effective at the beginning of fiscal 1998 is as follows:

                                                       Six months ended
                                                        June 30, 1998
                                                        -------------

     Revenues....................................        $38,577,000
     Net income..................................        $12,161,000
     Net income per share - basic................        $      0.77
     Net income per share - diluted.............         $      0.77

   The pro forma data does not purport to be indicative either of the results of operations that would have occurred had the Merger occurred at the beginning of fiscal 1998 or of the future results of PSB.

4. Real estate facilities

   The activity in real estate facilities for the six months ended June 30, 1999 is as follows:

                                                                               Accumulated
                                                Land          Buildings       Depreciation         Total
                                           -------------   -------------    --------------    -------------

     Balances at December 31, 1998......   $ 176,241,000   $ 536,697,000    $  (22,517,000)   $ 690,421,000
     Property acquisitions..............      10,739,000      52,543,000                 -       63,282,000
     Capital improvements...............               -       7,207,000                 -        7,207,000
     Depreciation expense...............               -               -       (13,896,000)     (13,896,000)
                                           -------------   -------------    --------------    -------------

     Balances at June 30, 1999..........   $ 186,980,000   $ 596,447,000    $  (36,413,000)   $ 747,014,000
                                           =============   =============    ==============    =============


5. Leasing activity

   The Company leases space in its real estate facilities to tenants under non-cancelable leases generally ranging from one to seven years. Future minimum rental revenues excluding recovery of expenses as of June 30, 1999 under these leases are as follows:

      1999 (July - December)..............          $  47,610,000
      2000................................             76,872,000
      2001................................             54,328,000
      2002................................             36,147,000
      2003................................             23,565,000
      Thereafter..........................             33,820,000
                                                    -------------
                                                    $ 272,342,000
                                                    =============

   In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amount to $8,216,000 and $3,992,000 for the six months ended June 30, 1999 and 1998, respectively. These amounts are included as rental income and cost of operations in the accompanying condensed consolidated statements of income.

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

   Under covenants of the Credit Facility, the Company is required to (i) maintain a balance sheet leverage ratio (as defined) of less than 0.50 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.0 and 2.0 to 1.0, respectively, (iii) maintain a minimum total shareholders' equity (as defined) and (iv) limit distributions to 95% of funds from operations. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company's unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at June 30, 1999.

7. Mortgage notes payable

   Mortgage notes at June 30, 1999 consist of the following:

   7.125% mortgage note, secured by one commercial property, principal
        and interest payable monthly, due May 2006......................       8,836,000
   8.4% mortgage note, secured by six commercial properties, principal
        and interest payable monthly, due November 2001.................       8,595,000
   8.19% mortgage note, secured by one commercial property, principal
        and interest payable monthly, due March 2007....................       6,752,000
   8.125% mortgage note, secured by one commercial property, principal
        and interest payable monthly, due February 2009.................       6,420,000
   8.125% mortgage note, secured by one commercial property, principal
        and interest payable monthly, due July 2005.....................       5,376,000
   7.28% mortgage note, secured by two commercial properties, principal
        and interest payable monthly, due February 2003.................       4,360,000
   8% mortgage note, secured by one commercial property, principal and
        interest payable monthly, due April 2003........................       2,148,000
   8.5% mortgage note, secured by one commercial property, principal and
        interest payable monthly, due July 2007.........................       1,921,000
   8%  mortgage note, secured by one commercial property, principal and
        interest payable monthly, due April 2003........................       1,664,000
                                                                             -----------
                                                                             $46,072,000
                                                                             ===========

   At June 30, 1999, approximate principal maturities of mortgage notes payable are as follows:

       1999 (July - December)..............          $     482,000
       2000................................              1,045,000
       2001................................              9,280,000
       2002................................              1,018,000
       2003................................              8,017,000
       Thereafter..........................             26,230,000
                                                     -------------
                                                     $  46,072,000
                                                     =============

8. Minority interest - common units

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

   At June 30, 1999, there were 7,443,356 common units owned by minority interests (7,305,355 were owned by PSI and affiliated entities and 138,001 were owned by unaffiliated third parties). On a fully converted basis, assuming all 7,443,356 minority interest common units were converted into shares of common stock of PSB at June 30, 1999, the minority interests would own approximately 23.9% of the common shares outstanding. At the end of each reporting period, PSB determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests' equity in the Company.

9. Minority interest - preferred units

   On April 23, 1999, the Operating Partnership completed a private placement of 510,000 preferred units with a preferred distribution rate of 8 7/8%. The net proceeds from the placement of preferred units were approximately $12.5 million and were used to repay borrowings from an affiliate.

   The Operating Partnership has the right to redeem the preferred units on or after April 23, 2004 at the original capital contribution plus the cumulative priority return to the redemption date to the extent not previously distributed. The preferred units are exchangeable for 8 7/8% Cumulative Preferred Stock, Series B of PS Business Parks, Inc. on or after April 23, 2009 at the option of the Operating Partnership or majority of the holders of the preferred units and have equivalent terms to those of the Cumulative Preferred Stock, Series A as described in Note 11.

10. Property management contracts

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

11. Shareholders' equity

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

   On April 30, 1999, PSB issued 2,200,000 depositary shares each representing 1/1,000 of a share of 9 1/4% Cumulative Preferred Stock, Series A. Net proceeds from the public perpetual preferred stock offering were approximately $53.1 million and were used to repay borrowings from an affiliate and a mortgage note payable of approximately $11 million. The remaining proceeds were used for investment in real estate.

   Holders of the Company's preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company's Board of Directors until all events of default have been cured. At June 30, 1999, there were no dividends in arrears.

   Except under certain conditions relating to the Company's qualification as a REIT, the preferred stock is not redeemable prior to April 30, 2004. On or after April 30, 2004, the preferred stock will be redeemable at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends.

   The Company paid distributions to its common and preferred shareholders totaling $11,819,000 ($0.50 per common share) and $862,000 ($0.391845 per depositary share) for the six months ended June 30, 1999, respectively.

12. Recent accounting pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. Management anticipates that the adoption of SFAS No. 133 will have no effect on earnings or the financial position of PSB since no derivatives are currently being used.

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

14. Subsequent events

   The Company acquired a commercial property in Sacramento, California (approximately 211,000 net rentable square feet) from an unaffiliated third party on July 29, 1999 for an aggregate cost of approximately $17 million in cash. The Company obtained the funds to acquire the facilities from its existing cash balance which included cash generated from July operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

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

         Overview: Comparisons between the three and six months ended June 30, 1999 and 1998 will reflect significant levels of acquisitions during 1998 and the first six months of 1999.

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

         During the six months ended June 30, 1999, the Company added 711,000 square feet to its portfolio. The cost of these acquisitions was approximately $63 million. These acquisitions increased the Company's presence in existing markets, which the Company believes have characteristics necessary for long-term growth. The Company acquired 306,000 square feet in Texas at an aggregate cost of approximately $23 million and 405,000 square feet in the Northern Virginia/Maryland market at an aggregate cost of approximately $40 million.

         Subsequent to June 30, 1999, the Company acquired a commercial property in Sacramento, California (approximately 211,000 net rentable square feet) from an unaffiliated third party for an aggregate cost of approximately $17 million in cash.

         Results of Operations: Net income for the three months ended June 30, 1999 was $10,255,000 compared to $7,046,000 for the same period in 1998. Net income allocable to common shareholders (net income less preferred stock dividends) for the three months ended June 30, 1999 was $9,393,000 compared to $7,046,000 for the same period in 1998. Net income per common share on a diluted basis was $0.40 (based on weighted average diluted shares outstanding of 23,716,000) for the three months ended June 30, 1999 compared to net income per common share on a diluted basis of $0.38 (based on diluted weighted average shares outstanding of 18,711,000) for the same period in 1998, representing an increase of 5.3%. Net income for the six months ended June 30, 1999 was $19,697,000 compared to $11,376,000 for the same period in 1998. Net income allocable to common shareholders (net income less preferred stock dividends) for the six months ended June 30, 1999 was $18,835,000 compared to $11,376,000 for the same period in 1998. Net income per common share on a diluted basis was $0.79 (based on weighted average diluted shares outstanding of 23,709,000) for the six months ended June 30, 1999 compared to net income per common share on a diluted basis of $0.76 (based on diluted weighted average shares outstanding of 14,978,000) for the same period in 1998, representing an increase of 3.9%. The increases in net income and net income per share reflects PSB's significant growth in its asset base through the acquisition of commercial properties and increase in net operating income from the consistent group of properties.

         The Company's property operations account for almost all of the net operating income earned by the Company. The following table presents the pre-depreciation operating results of the properties for the three and six months ended June 30, 1999 and 1998:

                                                                     Three Months Ended June 30,
                                                                    -----------------------------
                                                                       1999              1998            Change
                                                                    -----------       -----------       --------
Rental income:
     Facilities  owned  throughout each period (50 facilities,
       6.4 million net rentable square feet)................        $15,645,000       $14,057,000          11.3%
     Facilities   acquired  subsequent  to  January  1998  (70
       facilities, 5.2 million net rentable square feet)....         15,214,000         7,414,000         105.2%
                                                                    -----------       -----------       --------
Total rental income.........................................        $30,859,000       $21,471,000          43.7%
                                                                    ===========       ===========       ========
Cost of operations (excluding depreciation):
     Facilities owned throughout each period................        $ 4,785,000       $ 4,613,000           3.7%
     Facilities acquired subsequent to January 1998.........          3,870,000         1,742,000         122.2%
                                                                    -----------       -----------       --------
Total cost of operations....................................        $ 8,655,000       $ 6,355,000          36.2%
                                                                    ===========       ===========       ========
Net operating income (rental income less cost of operations):
     Facilities owned throughout each period................        $10,860,000       $ 9,444,000          15.0%
     Facilities acquired subsequent to January 1998.........         11,344,000         5,672,000         100.0%
                                                                    -----------       -----------       --------
Total net operating income..................................        $22,204,000       $15,116,000          46.9%
                                                                    ===========       ===========       ========

                                                                      Six Months Ended June 30,
                                                                    -----------------------------
                                                                       1999              1998            Change
                                                                    -----------       -----------       --------
Rental income:
     Facilities  owned  throughout each period (50 facilities,
       6.4 million net rentable square feet)................        $30,878,000       $27,844,000          10.9%
     Facilities   acquired  subsequent  to  January  1998  (70
       facilities, 5.2 million net rentable square feet)....         29,098,000         7,980,000         264.6%
                                                                    -----------       -----------       --------
Total rental income.........................................        $59,976,000       $35,824,000          67.4%
                                                                    ===========       ===========       ========
Cost of operations (excluding depreciation):
     Facilities owned throughout each period................         $9,327,000        $9,057,000           3.0%
     Facilities acquired subsequent to January 1998.........          7,704,000         1,925,000         300.2%
                                                                    -----------       -----------       --------
Total cost of operations....................................        $17,031,000        10,982,000          55.1%
                                                                    ===========       ===========       ========
Net operating income (rental income less cost of operations):
     Facilities owned throughout each period................        $21,551,000       $18,787,000          14.7%
     Facilities acquired subsequent to January 1998.........         21,394,000         6,055,000         253.3%
                                                                    -----------       -----------       --------
Total net operating income..................................        $42,945,000       $24,842,000          72.9%
                                                                    ===========       ===========       ========


         Rental income and rental income less cost of operations or net operating income ("NOI") prior to depreciation are summarized for the three months ended June 30, 1999 by major geographic region below:


                                  Square        Percent         Rental        Percent                        Percent
         Region                   Footage       of Total        Income        of Total          NOI          of Total
--------------------------        ---------     --------       -----------    --------      -----------      --------

Southern California.......        3,091,000        26.5%       $ 8,498,000       27.5%      $ 6,246,000         28.1%
Northern California.......        1,106,000         9.5%         2,162,000        7.0%        2,023,000          9.1%
Virginia..................        1,612,000        13.8%         4,300,000       13.9%        2,988,000         13.5%
Maryland..................        1,104,000         9.5%         3,476,000       11.3%        2,382,000         10.7%
Texas.....................        2,796,000        24.0%         7,189,000       23.3%        4,740,000         21.3%
Oregon....................        1,103,000         9.5%         3,987,000       12.9%        3,074,000         13.8%
Other.....................          833,000         7.2%         1,247,000        4.1%          751,000          3.5%
                                 ----------     --------       -----------    --------      -----------      --------
                                 11,645,000       100.0%       $30,859,000      100.0%      $22,204,000        100.0%
                                 ==========     ========       ===========    ========      ===========      ========

         Rental income and rental income less cost of operations or net operating income ("NOI") prior to depreciation are summarized for the six months ended June 30, 1999 by major geographic region below:

                                  Square        Percent         Rental        Percent                        Percent
          Region                  Footage       of Total        Income        of Total          NOI          of Total
--------------------------        ---------     --------       -----------    --------      -----------      --------

Southern California.......        3,091,000        26.5%       $16,402,000       27.3%      $12,144,000         28.3%
Northern California.......        1,106,000         9.5%         5,432,000        9.1%        4,061,000          9.5%
Virginia..................        1,612,000        13.8%         8,243,000       13.7%        5,838,000         13.6%
Maryland..................        1,104,000         9.5%         6,746,000       11.2%        4,760,000         11.1%
Texas.....................        2,796,000        24.0%        12,947,000       21.6%        8,552,000         19.9%
Oregon....................        1,103,000         9.5%         7,336,000       12.2%        5,791,000         13.5%
Other.....................          833,000         7.2%         2,870,000        4.9%        1,799,000          4.1%
                                 ----------     --------       -----------    --------      -----------      --------
                                 11,645,000       100.0%       $59,976,000      100.0%      $42,945,000        100.0%
                                 ==========     ========       ===========    ========      ===========      ========

         Supplemental Property Data and Trends: In order to evaluate the performance of the Company's overall portfolio, management analyzes the operating performance of a consistent group of 62 properties (7.2 million net rentable square feet). These 62 properties in which the Company currently has an ownership interest (herein referred to as the "Same Park" facilities) have been managed by the Company since January 1998. The following table summarizes the pre-depreciation historical operating results of the "Same Park" facilities excluding the effects of accounting for rental income on a straight-line basis. The "Same Park" facilities now represent approximately 62% of the square footage of the Company's portfolio at June 30, 1999.

                     "Same Park" Facilities (62 Properties)

                                                                                  Three months ended June 30,
                                                                        ----------------------------------------------
                                                                           1999               1998             Change
                                                                        -----------        -----------        --------

     Rental income (1)............................................      $17,839,000        $16,434,000           8.5%
     Cost of operations...........................................        5,673,000          5,479,000           3.5%
                                                                        -----------        -----------        --------
          Net operating income....................................      $12,166,000        $10,955,000          11.1%
                                                                        ===========        ===========        ========

     Gross margin (2).............................................           68.2%              66.7%            1.5%

     Weighted average for period:
     ----------------------------
          Occupancy...............................................           97.3%              94.1%            3.2%
          Annualized realized rent per sq. ft.(3).................          $10.19              $9.70            5.1%

     .....................................................................................................................

                                                                                    Six months ended June 30,
                                                                        ----------------------------------------------
                                                                           1999             1998 (4)            Change
                                                                        -----------        -----------        --------

     Rental income (1)............................................      $35,328,000        $32,608,000            8.3%
     Cost of operations...........................................       11,048,000         10,714,000            3.1%
                                                                        -----------        -----------        --------
          Net operating income....................................      $24,280,000        $21,894,000           10.9%
                                                                        ===========        ===========        ========

     Gross margin (2).............................................           68.7%              67.1%             1.6%

     Weighted average for period:
     ----------------------------
          Occupancy...............................................           96.7%              93.7%             3.0%
          Annualized realized rent per sq. ft.(3).................          $10.14              $9.66             5.0%


------------------

(1)  Rental income does not include the effect of straight-line accounting.

(2) Gross margin is computed by dividing property net operating income by rental income.

(3) Realized rent per square foot represents the actual revenues earned per occupied square foot.

(4) Operations for the six months ended June 30, 1998 represent the historical operations of the 62 properties; however, the Company did not own all of the properties throughout the periods presented and therefore such operations are not reflected in the Company's historical operating results. All such properties were owned effective March 17, 1998.

         The following tables summarize the "Same Park" operating results by major geographic region for the three months ended June 30, 1999 and 1998:

                                 Revenues          Revenues      Percent           NOI              NOI          Percent
                                   1999              1998        Increase          1999             1998         Increase
                                -----------       -----------    --------        -----------      -----------    ---------

Southern California.......      $ 7,852,000       $ 7,065,000      11.1%         $ 5,655,000      $ 4,787,000       18.1%
Northern California.......        2,054,000         1,944,000       5.7%           1,539,000        1,317,000       16.9%
Texas.....................        1,888,000         1,675,000      12.7%           1,017,000          964,000        5.5%
Virginia..................        2,200,000         2,113,000       4.1%           1,417,000        1,393,000        1.7%
Maryland..................        2,243,000         2,065,000       8.6%           1,470,000        1,453,000        1.2%
Arizona...................          695,000           671,000       3.6%             434,000          450,000       (3.6%)
Other.....................          907,000           901,000       0.7%             634,000          591,000        7.3%
                                -----------       -----------    --------        -----------      -----------    ---------
                                $17,839,000       $16,434,000       8.5%         $12,166,000      $10,955,000       11.1%
                                ===========       ===========    ========        ===========      ===========    =========

         The following tables summarize the "Same Park" operating results by major geographic region for the six months ended June 30, 1999 and 1998:

                                 Revenues          Revenues      Percent           NOI              NOI          Percent
                                   1999              1998        Increase          1999             1998         Increase
                                -----------       -----------    --------        -----------      -----------    ---------

Southern California.......      $15,554,000       $14,053,000      10.7%         $11,285,000      $ 9,653,000       16.9%
Northern California.......        4,040,000         3,765,000       7.3%           2,996,000        2,697,000       11.1%
Texas.....................        3,620,000         3,268,000      10.8%           1,961,000        1,750,000       12.1%
Virginia..................        4,428,000         4,221,000       4.9%           2,906,000        2,776,000        4.7%
Maryland..................        4,502,000         4,181,000       7.7%           3,060,000        2,998,000        2.1%
Arizona...................        1,389,000         1,336,000       4.0%             887,000          881,000        0.7%
Other.....................        1,795,000         1,784,000       0.6%           1,185,000        1,139,000        4.0%
                                -----------       -----------    --------        -----------      -----------    ---------
                                $35,328,000       $32,608,000       8.3%         $24,280,000      $21,894,000       10.9%
                                ===========       ===========    ========        ===========      ===========    =========

         The growth in the strong Southern California market was accentuated by increasing occupancies in the New York Common portfolio acquired in December 1997 which rose from 92.6% in the second quarter of 1998 to 97.7% for the same period in 1999 and 91.4% in the first half of 1998 to 98.3% for the same period in 1999. The performance of the Texas facilities reflects improvements in the Austin and San Antonio facilities as well as economies of scale created by substantial square footage added to the Texas market over the last twelve months.

         Facility Management Operations: The Company's facility management accounts for a small portion of the Company's net operating income. During the three months ended June 30, 1999, $93,000 in net operating income was recognized from facility management operations compared to $117,000 for the same period in 1998. During the six months ended June 30, 1999, $184,000 in net operating income was recognized from facility management operations compared to $294,000 for the same period in 1998. Facility management fees have decreased due to the Company's acquisition of properties previously managed.

         Interest and Other Income: Interest and other income primarily reflect earnings on cash balances. Interest income was $273,000 for the three months ended June 30, 1999 compared to $311,000 for the same period in 1998. Interest income was $293,000 for the six months ended June 30, 1999 compared to $544,000 for the same period in 1998. The decrease is attributable to decreased average cash balances. Average cash balances for the three months ended June 30, 1999 were approximately $21.8 million compared to $24.9 million for the same period in 1998. Average cash balances for the six months ended June 30, 1999 were approximately $11.7 million compared to $21.8 million for the same period in 1998.

         Cost of Operations: Cost of operations for the three months ended June 30, 1999 was $8,655,000 compared to $6,355,000 for the same period in 1998. Cost of operations for the six months ended June 30, 1999 was $17,031,000 compared to $10,982,000 for the same period in 1998. Cost of operations for the three months ended June 30, 1999 consists primarily of property taxes ($2,672,000), property maintenance ($1,335,000), utilities ($1,212,000) and direct payroll ($1,089,000). Cost of operations for the six months ended June 30, 1999 consists primarily of property taxes ($5,273,000), property maintenance ($2,590,000), utilities ($2,402,000) and direct payroll ($2,177,000). The increases are due primarily to the growth in the total square footage of the Company's portfolio of properties. Cost of operations as a percentage or rental income decreased from 29.6% to 28.0% and from 30.6% to 28.4% for the three and six months ended June 30, 1999 compared to the same period in 1998, respectively, as a result of economies of scale achieved through the acquisition of properties in existing markets partially offset by an increase in property tax expense.

         Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended June 30, 1999 was $7,314,000 compared to $4,256,000 for the same period in 1998. Depreciation and amortization expense for the six months ended June 30, 1999 was $14,047,000 compared to $6,556,000 for the same period in 1998. The increase is due to the acquisition of real estate facilities in 1998 and 1999.

         General and Administrative Expense: General and administrative expense was $795,000 for the three months ended June 30, 1999 compared to $551,000 for the same period in 1998. General and administrative expense was $1,597,000 for the six months ended June 30, 1999 compared to $996,000 for the same period in 1998. The increase is due to the increased size and acquisition activities of the Company. Included in general and administrative costs are acquisition costs and abandoned transaction costs. Acquisition expenses for the three months ended June 30, 1999 and 1998 were $95,000 and $196,000, respectively. Abandoned transaction costs were $28,000 and $4,000 for the three months ended June 30, 1999 and 1998, respectively. Acquisition expenses for the six months ended June 30, 1999 and 1998 were $185,000 and $278,000, respectively. Abandoned transaction costs were $30,000 and $4,000 for the six months ended June 30, 1999 and 1998, respectively.

         Interest Expense: Interest expense was $772,000 for the three months ended June 30, 1999 compared to $822,000 for the same period in 1998. The increase is attributable to mortgage notes assumed in connection with the acquisition of real estate facilities ($807,000 in interest expense) and temporary financing in connection with acquisitions ($190,000) net of $225,000 of interest expense capitalized to ongoing construction projects for the three months ended June 30, 1999. Interest expense was $1,681,000 for the six months ended June 30, 1999 compared to $1,069,000 for the same period in 1998. The increase is attributable to mortgage notes assumed in connection with the acquisition of real estate facilities ($1,500,000 in interest expense) and temporary financing in connection with acquisitions ($591,000) net of $410,000 of interest expense capitalized to ongoing construction projects for the six months ended June 30, 1999.

         Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership which are not owned by the Company. Minority interest in income for the three months ended June 30, 1999 was $3,434,000 ($214,000 allocated to preferred unitholders and $3,220,000 allocated to common unitholders) compared to $2,869,000 ($2,869,000 allocated to common unitholders) for the same period in 1998. Minority interest in income for the six months ended June 30, 1999 was $6,400,000 ($214,000 allocated to preferred unitholders and $6,186,000 allocated to common unitholders) compared to $5,683,000 ($5,683,000 allocated to common unitholders) for the same period in 1998. The increase in minority interest in income is due to improved operating results, the issuance of additional common units in connection with the acquisition of real estate facilities and the private placement of preferred units.

Liquidity and Capital Resources
-------------------------------

         Net cash provided by operating activities for the six months ended June 30, 1999 and 1998 was $41,846,000 and $23,609,000, respectively. Management believes that the Company's internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and maintain the current level of distribution to shareholders.

         The following table summarizes the Company's ability to make capital improvements to maintain its facilities through the use of cash provided by operating activities. The remaining cash flow is available to the Company to pay distributions to shareholders and acquire property interests.

                                                                            Six months ended June 30,
                                                                           ----------------------------
                                                                               1999            1998
                                                                           ------------    ------------

Net income..........................................................       $ 19,697,000    $ 11,376,000
Depreciation and amortization.......................................         14,047,000       6,556,000
Minority interest in income.........................................          6,400,000       5,683,000
Change in working capital...........................................          1,702,000          (6,000)
                                                                           ------------    ------------
Net cash provided by operating activities...........................         41,846,000      23,609,000

Maintenance capital expenditures....................................         (1,422,000)     (1,197,000)
Tenant improvements.................................................         (2,665,000)     (1,334,000)
Capitalized lease commissions.......................................           (878,000)       (644,000)
                                                                           ------------    ------------
Funds available for distributions to shareholders, minority interests,
  acquisitions and other corporate purposes.........................         36,881,000      20,434,000

Cash distributions to shareholders and minority interests...........        (16,602,000)    (14,392,000)
                                                                           ------------    ------------
Excess funds available for acquisitions and other corporate purposes       $ 20,279,000    $  6,042,000
                                                                           ============    ============

         The Company's capital structure is characterized by a low level of leverage. As of June 30, 1999, the Company had nine fixed rate mortgage notes payable totaling $46,072,000 which represented 6% of its total capitalization (based on book value, including minority interests and debt). The weighted average interest rate for the mortgage notes is 7.92%.

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

         The Company expects to fund its growth strategies with permanent capital, including issuances of common and preferred stock and internally generated retained cash flows. The Company may finance acquisitions on a temporary basis with borrowings from its line of credit. The Company intends to repay amounts borrowed under the credit facility from undistributed cash flow or, as market conditions permit and as determined to be advantageous, from the public or private placement of preferred and common stock or formation of joint ventures. The Company targets a leverage ratio of 40% and a Funds from Operations ("FFO") to combined fixed charges and preferred distributions ratio of 3.0 to 1.0. As of June 30, 1999 and for the six months then ended, the leverage ratio was 13% and the FFO to combined fixed charges and preferred distributions coverage ratio was 12.7 to 1.0.

         In April 1999, the Company completed a private placement of preferred OP units and a public offering of depositary shares representing fractional interests in perpetual preferred stock resulting in net proceeds totaling $65.6 million. The net proceeds from the placement of preferred OP units, completed

April 23, 1999 were approximately $12.5 million and the preferred OP units have a preferred distribution rate of 8 7/8% on a stated value of $12.75 million. The preferred OP units have equivalent terms to those of perpetual preferred stock. Net proceeds from the public perpetual preferred stock offering completed April 30, 1999 were $53.1 million, and the preferred stock has a dividend rate of 9 1/4% on a stated value of $55 million. Proceeds from the issuances were used to pay off borrowings from an affiliate and a portion was used to repay a mortgage note payable of approximately $11 million. The remaining proceeds have been used for investment in real estate.

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

         FFO for the Company is computed as follows:

                                                                            Six months ended June 30,
                                                                           ----------------------------
                                                                              1999             1998
                                                                           ------------    ------------

Net income allocable to common shareholders........................        $ 18,835,000    $ 11,376,000
  Depreciation and amortization....................................          14,047,000       6,556,000
  Minority interest in income - common units.......................           6,186,000       5,683,000
  Less effects of straight-line rents..............................          (1,607,000)              -
                                                                           ------------    ------------
Consolidated FFO allocable to common shareholders and common
unitholders........................................................          37,461,000      23,615,000

FFO allocated to minority interest - common units..................          (9,010,000)     (7,888,000)
                                                                           ------------    ------------
FFO allocated to common shareholders...............................        $ 28,451,000    $ 15,727,000
                                                                           ============    ============

         Capital Expenditures: During the first half of 1999, the Company incurred a total of $5.0 million in maintenance capital expenditures, tenant improvements and capitalized lease commissions. In addition, the Company made $1.7 million of renovation expenditures. On a recurring annual basis, the Company expects $0.90 to $1.20 per square foot in recurring maintenance capital expenditures, tenant improvements and capitalized lease commissions. During the remainder of 1999, the Company expects to make an additional $1.3 million in additional expenditures to continue renovation on two properties in Texas.

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

         The Board of Directors declared a quarterly dividend of $0.25 per common share on August 2, 1999. The Board of Directors has established a distribution policy to maximize the retention of cash flow and only distribute the minimum amount required for the Company to maintain its tax status as a REIT. In addition, the Board of Directors declared a quarterly dividend of $0.578125 per share on the 2,200,000 depositary shares each representing 1/1,000 of a share of 9 1/4% Cumulative Preferred Stock, Series A. Distributions are payable on September 30, 1999 to shareholders of record as of the close of business on September 15, 1999.

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

         The Company in conjunction with PSI has two phases in its process with respect to each of its systems; i) assessment, whereby the Company and PSI evaluates whether the system is Y2K compliant and identifies the plan of action with respect to remediating any Y2K issues identified and ii) implementation, whereby the Company and PSI completes the plan of action prepared in the assessment phase and verifies that Y2K compliance has been achieved.

         Implementations have been completed for PSI's critical applications that impact the Company, including its general ledger and related systems, that are believed to have Y2K issues. Contingency plans have been developed for use in case the assessment did not identify all such Y2K issues, or if the implementation were subsequently determined to not fully remediate Y2K issues that were identified. The Company presently believes that the impact of the Y2K Issue on its system can be mitigated. However, if the plan for ensuring Y2K compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, operations of the Company could be materially impacted.

         Certain of the Company's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, have been evaluated. The Company expects the implementation of any required solutions to be complete in advance of December 31, 1999. The Company has not fully evaluated the impact of lack of Y2K compliance on these systems, but has no reason to believe that lack of compliance would materially impact its operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

         To limit the Company's exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting either of common or preferred stock. At June 30, 1999, the Company's debt as a percentage of shareholders' equity (based on book values) was 8.4%.

         The Company's market risk sensitive instruments include mortgage notes payable which totaled $46,072,000 at June 30, 1999. Substantially all of the Company's mortgage notes payable bear interest at fixed rates. See Note 7 of the Notes to Condensed Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable as of June 30, 1999. Based on borrowing rates currently available to the Company, the carrying amount of debt approximates fair value.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         PS Business Parks, L.P. v. Principal Mutual Life Insurance Company, et
         ----------------------------------------------------------------------
al., Circuit Court of Washington County, Oregon (filed April 29, 1999)
---

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company held an annual meeting of shareholders on May 10, 1999. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The annual meeting involved the following matters:

1.    Election of Directors

                                       Number of Shares of Common Stock
                                       --------------------------------

      Name                             Voted For               Withheld
      ----                             ---------               --------

      Ronald L. Havner, Jr.            18,234,020               12,962
      Harvey Lenkin                    18,234,020               12,962
      Vern O. Curtis                   18,234,520               12,462
      Arthur M. Friedman               18,234,520               12,462
      James H. Kropp                   18,234,520               12,462
      Alan K. Pribble                  18,234,520               12,462
      Jack D. Steele                   18,234,420               12,562

2. Approval of amendments to the Company's articles of incorporation to increase the ownership limitation applicable to the Company's Common Stock from 2% to 7% of the outstanding Common Stock - approval of this proposal required the affirmative vote of the holders of a majority of the Company's outstanding shares of Common Stock, and this proposal was approved by the following vote:


                                      For                 Against              Abstain               No Vote
                                  ------------           ---------            ---------             ---------
      Common Stock                 17,512,080              18,676               32,070               684,156


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits

     2.1 Amended and Restated Agreement and Plan of Reorganization among Registrant, American Office Park Properties, Inc. ("AOPP") and Public Storage, Inc. ("PSI") dated as of December 17, 1997. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

     3.1 Restated Articles of Incorporation. Filed with Registrant's Registration Statement No. 333-78627 and incorporated herein by reference.

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

    10.2 Registrant's 1997 Stock Option and Incentive Plan. Filed with Registrant's Registration Statement No. 333-48313 and incorporated herein by reference.

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

    10.8 Employment Agreement between AOPP and Ronald L. Havner, Jr. dated as of December 23, 1997. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

    10.9 Employment Agreement between AOPP and Mary Jayne Howard dated as of December 23, 1997. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

    10.10 Employment Agreement between Registrant and J. Michael Lynch dated as of May 20, 1998. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

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

    10.20 Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8 7/8% Series B Cumulative Redeemable Preferred Units, dated as of April 23, 1999. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

    10.21 Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9 1/4% Series A Cumulative Redeemable Preferred Units, dated as of April 30, 1999. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

    11      Statement re: Computation of Earnings per Share. Filed herewith.

    12 Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

    27      Financial Data Schedule. Filed herewith.


(b)      Reports on Form 8-K

         The Registrant filed a Current Report on Form 8-K dated April 28, 1999, pursuant to Item 5, which filed certain exhibits relating to the Registrant's public offering of Depositary Shares Each Representing 1/1000 of a Share of 9 1/4 Cumulative Preferred Stock, Series A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Dated:  August 10, 1999

                                           PS BUSINESS PARKS, INC.

                                           By: /s/ Jack Corrigan
                                               -------------------------
                                               Jack Corrigan
                                               Vice President and
                                               Chief Financial Officer