Form 10-Q
period 1999-09-30
PS BUSINESS PARKS INC/CA
filed 1999-11-12
CIK 866368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

                                       or

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

Number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1999:
Common  Stock,  $0.01  par  value,  23,645,461 shares outstanding

                             PS BUSINESS PARKS, INC.

                                      INDEX


Page PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 1999
          and December 31, 1998.........................................       2

          Condensed Consolidated Statements of Income for the Three
          and Nine Months Ended September 30, 1999 and 1998.............       3

          Condensed Consolidated Statement of Shareholders' Equity for
          the Nine Months Ended September 30, 1999......................       4

          Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 1999...............................  5 -  6

          Notes to Condensed Consolidated Financial Statements..........  7 - 16

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................... 17 - 25

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....      26

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.............................................      27

Item 6.   Exhibits & Reports on Form 8-K................................      27

                             PS BUSINESS PARKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           September 30,            December 31,
                                                                                1999                    1998
                                                                          ---------------         ---------------
                                                                            (unaudited)
                                                       ASSETS
                                                       ------

Cash and cash equivalents...............................                  $   118,988,000         $     6,068,000

Real estate facilities, at cost:
   Land.................................................                      192,352,000             176,241,000
   Buildings and equipment..............................                      623,585,000             536,697,000
                                                                          ---------------         ---------------
                                                                              815,937,000             712,938,000
   Accumulated depreciation.............................                      (43,932,000)            (22,517,000)
                                                                          ---------------         ---------------
                                                                              772,005,000             690,421,000
Construction in progress................................                        7,137,000               7,716,000
                                                                          ---------------         ---------------
                                                                              779,142,000             698,137,000

Receivables.............................................                          295,000                 242,000
Deferred rent receivables...............................                        4,630,000               2,086,000
Intangible assets, net..................................                        1,357,000               1,583,000
Other assets............................................                        1,975,000               1,298,000
                                                                          ---------------         ---------------
              Total assets..............................                  $   906,387,000         $   709,414,000
                                                                          ===============         ===============


                                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                        ------------------------------------

Accrued and other liabilities...........................                  $    19,210,000         $    15,953,000
Line of credit..........................................                                -              12,500,000
Mortgage notes payable..................................                       45,828,000              38,041,000
                                                                          ---------------         ---------------
         Total liabilities..............................                       65,038,000              66,494,000

Minority interests:
   Preferred units......................................                      132,750,000                       -
   Common units.........................................                      156,210,000             153,015,000

Shareholders' equity:
   Preferred stock, $0.01 par value, 50,000,000
     shares authorized, 2,200 shares issued and
     outstanding at September 30, 1999 (none
     issued and outstanding at December 31, 1998).......                       55,000,000                       -
   Common stock, $0.01 par value, 100,000,000
     shares authorized, 23,645,461 shares issued
     and outstanding at September 30, 1999
     (23,635,650 shares issued and outstanding at
     December 31, 1998).................................                          236,000                 236,000
   Paid-in capital......................................                      479,466,000             482,471,000
   Cumulative net income................................                       62,906,000              32,554,000
   Cumulative distributions.............................                      (45,219,000)            (25,356,000)
                                                                          ---------------         ---------------
         Total shareholders' equity.....................                      552,389,000             489,905,000
                                                                          ---------------         ---------------
            Total liabilities and shareholders'equity...                  $   906,387,000         $   709,414,000
                                                                          ===============         ===============

                             See accompanying notes.

                             PS BUSINESS PARKS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             For the three months                For the nine months
                                                              ended September 30,                ended September 30,
                                                        --------------------------------   --------------------------------
                                                             1999             1998              1999             1998
                                                        --------------    --------------   --------------    --------------

Revenues:
   Rental income.................................       $   32,568,000    $   25,635,000   $   92,544,000    $   61,459,000
   Facility management fees from affiliates......              121,000           109,000          351,000           440,000
   Interest and other income.....................              592,000           533,000          885,000         1,077,000
                                                        --------------    --------------   --------------    --------------
                                                            33,281,000        26,277,000       93,780,000        62,976,000
                                                        --------------    --------------   --------------    --------------
Expenses:
  Cost of operations.............................            8,920,000         7,379,000       25,951,000        18,361,000
  Cost of facility management....................               24,000            12,000           70,000            49,000
  Depreciation and amortization..................            7,594,000         4,865,000       21,641,000        11,421,000
  General and administrative.....................              742,000           593,000        2,339,000         1,589,000
  Interest expense...............................              977,000           667,000        2,658,000         1,736,000
                                                        --------------    --------------   --------------    --------------
                                                            18,257,000        13,516,000       52,659,000        33,156,000
                                                        --------------    --------------   --------------    --------------

Income before minority interest..................           15,024,000        12,761,000       41,121,000        29,820,000

  Minority interest in income - preferred units..           (1,022,000)                -       (1,236,000)                -
  Minority interest in income - common units.....           (3,347,000)       (3,013,000)      (9,533,000)       (8,696,000)
                                                        --------------    --------------   --------------    --------------
Net income.......................................       $   10,655,000    $    9,748,000   $   30,352,000    $   21,124,000
                                                        ==============    ==============   ==============    ==============
Net income allocation:
  Allocable to preferred shareholders............       $    1,272,000    $            -   $    2,134,000    $            -
  Allocable to common shareholders...............            9,383,000         9,748,000       28,218,000        21,124,000
                                                        --------------    --------------   --------------    --------------
                                                        $   10,655,000    $    9,748,000   $   30,352,000    $   21,124,000
                                                        ==============    ==============   ==============    ==============
Net income per common share:
  Basic..........................................       $         0.40    $         0.41   $         1.19    $         1.18
                                                        ==============    ==============   ==============    ==============
  Diluted........................................       $         0.40    $         0.41   $         1.19    $         1.17
                                                        ==============    ==============   ==============    ==============
Weighted average common shares outstanding:
  Basic..........................................           23,641,000        23,636,000       23,639,000        17,920,000
                                                        ==============    ==============   ==============    ==============
  Diluted........................................           23,724,000        23,696,000       23,713,000        17,990,000
                                                        ==============    ==============   ==============    ==============

                             See accompanying notes.

                             PS BUSINESS PARKS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  For the nine months ended September 30, 1999
                                   (Unaudited)

                                                      Preferred Stock                   Common Stock
                                                 -----------------------------    ---------------------------
                                                    Shares           Amount           Shares         Amount
                                                 ------------    -------------    -----------    ------------

Balances at December 31, 1998................               -    $           -     23,635,650    $    236,000

   Issuance of preferred stock, net of
     issuance costs..........................           2,200       55,000,000              -               -

   Issuance of common stock..................               -                -          9,811               -

   Net income................................               -                -              -               -

   Distributions paid:
       Preferred stock.......................               -                -              -               -
       Common stock..........................               -                -              -               -

   Adjustment to reflect minority interest
     to underlying ownership interest........               -                -              -               -
                                                 ------------    -------------    -----------    ------------
Balances at September 30, 1999...............           2,200    $  55,000,000     23,645,461    $    236,000
                                                 ============    =============    ===========    ============



                                                                      Cumulative        Cumulative         Shareholders'
                                                 Paid-in Capital      Net Income       Distributions          Equity
                                                 ---------------     -------------    ---------------     --------------

Balances at December 31, 1998................    $   482,471,000     $  32,554,000    $   (25,356,000)    $  489,905,000

   Issuance of preferred stock, net of
     issuance costs..........................         (1,914,000)                -                  -         53,086,000

   Issuance of common stock..................            161,000                 -                  -            161,000

   Net income................................                  -        30,352,000                  -         30,352,000

   Distributions paid:
       Preferred stock.......................                  -                 -         (2,134,000)        (2,134,000)
       Common stock..........................                  -                 -        (17,729,000)       (17,729,000)

   Adjustment to reflect minority  interest
     to underlying ownership interest........         (1,252,000)                -                  -         (1,252,000)
                                                 ---------------     -------------    ---------------     --------------
Balances at September 30, 1999...............    $   479,466,000     $  62,906,000    $   (45,219,000)    $  552,389,000
                                                 ===============     =============    ===============     ==============

                             See accompanying notes.

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                            For the nine months ended September 30,
                                                                          -----------------------------------------
                                                                                1999                       1998
                                                                          -----------------          --------------

Cash flows from operating activities:
   Net income........................................................     $      30,352,000          $   21,124,000
   Adjustments to reconcile net income to net cash provided
   by operating activities:..........................................
       Depreciation and amortization expense.........................            21,641,000              11,421,000
       Minority interest in income...................................            10,769,000               8,696,000
       Increase in receivables and other assets......................            (3,274,000)             (2,620,000)
       Increase in accrued and other liabilities.....................             3,257,000               3,221,000
                                                                          -----------------          --------------
         Total adjustments...........................................            32,393,000              20,718,000
                                                                          -----------------          --------------

         Net cash provided by operating activities...................            62,745,000              41,842,000
                                                                          -----------------          --------------

Cash flows from investing activities:
       Acquisition of real estate facilities.........................           (59,555,000)           (252,649,000)
       Acquisition cost of business combination......................                     -                (424,000)
       Capital improvements to real estate facilities................           (10,546,000)             (6,030,000)
       Construction in progress......................................           (11,567,000)                      -
                                                                          -----------------          --------------
         Net cash used in investing activities.......................          ( 81,668,000)           (259,103,000)
                                                                          -----------------          --------------
Cash flows from financing activities:
       Borrowings from an affiliate..................................            41,400,000             179,000,000
       Repayment of borrowings from an affiliate.....................           (41,400,000)           (182,500,000)
       Borrowings from line of credit................................            14,000,000                       -
       Repayment of borrowings from line of credit...................           (26,500,000)                      -
       Principal payments on mortgage notes payable..................           (11,932,000)               (343,000)
       Net proceeds from the issuance of common stock................               161,000             272,112,000
       Net proceeds from the issuance of preferred stock.............            53,086,000                       -
       Net proceeds from the issuance of preferred operating
         partnership units...........................................           129,695,000                       -
       Distributions paid to preferred shareholders..................            (2,134,000)                      -
       Distributions paid to common shareholders.....................           (17,729,000)            (15,897,000)
       Distributions paid to minority interests - preferred..........            (1,236,000)                      -
       Distributions paid to minority interests - common.............            (5,568,000)             (6,248,000)
                                                                          -----------------          --------------

         Net cash provided by financing activities...................           131,843,000             246,124,000
                                                                          -----------------          --------------

Net increase in cash and cash equivalents............................           112,920,000              28,863,000

Cash and cash equivalents at the beginning of the period.............             6,068,000               3,884,000
                                                                          -----------------          --------------
Cash and cash equivalents at the end of the period...................     $     118,988,000          $   32,747,000
                                                                          =================          ==============

                             See accompanying notes.

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            For the nine months ended September 30,
                                                                            ---------------------------------------
                                                                                  1999                    1998
                                                                            ---------------           -------------
Supplemental schedule of non-cash investing and financing activities:

Acquisitions  of real estate  facilities  and  associated  assets and liabilities in exchange for minority  interests and mortgage notes payable:
       Real estate facilities........................................       $   (20,752,000)          $ (33,584,000)
       Other assets (deposits on real estate acquisitions)...........                     -                 800,000
       Accrued and other liabilities.................................                     -               1,245,000
       Minority interest - common units..............................             1,033,000               1,564,000
       Mortgage notes payable........................................            19,719,000              29,975,000

Business combination:
       Real estate facilities........................................                     -             (48,000,000)
       Other assets..................................................                     -                (452,000)
       Accrued and other liabilities.................................                     -               1,218,000
       Common stock..................................................                     -                  23,000
       Paid-in capital...............................................                     -              46,787,000


Conversion of operating partnership units into shares of
common stock:........................................................
       Minority interest - common units..............................                     -             (33,023,000)
       Common stock..................................................                     -                  18,000
       Paid-in capital...............................................                     -              33,005,000

Adjustment to reflect minority interest to underlying ownership interest:............................................................
       Minority interest - common units..............................             1,252,000              12,736,000
       Paid-in capital...............................................            (1,252,000)            (12,736,000)

Adjustment to acquisition cost (see Note 2):
       Real estate facilities........................................                     -              (1,315,000)
       Intangible assets.............................................                     -               1,315,000

Capitalization of developed projects:
       Real estate facilities........................................            12,146,000                       -
       Construction in progress......................................           (12,146,000)                      -



                             See accompanying notes.

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)



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

     Commencing in 1997, PSB began to own and operate commercial properties for its own behalf. At September 30, 1999, PSB and the Operating Partnership collectively owned and operated 123 commercial properties (approximately
     12.0 million net rentable square feet) located in 11 states. In addition, the Operating Partnership managed 37 commercial properties (approximately
     1.0 million net rentable square feet) on behalf of PSI and affiliated entities.

2.   Summary of significant accounting policies

     Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in PSB's annual report on Form 10-K for the year ended December 31, 1998.

     The condensed consolidated financial statements include the accounts of PSB and the Operating Partnership. At September 30, 1999, PSB owned approximately 72.5% of the common units of the Operating Partnership. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. Historical financial data of PSP11 have not been included in the historical financial statements of PSB.

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

     Interest cost incurred during the period of construction of real estate facilities is capitalized. Construction in progress includes $852,000 and $268,000 of capitalized interest costs at September 30, 1999 and December 31, 1998, respectively. The Company capitalized $584,000 during the nine months ended September 30, 1999. No interest was capitalized during the nine months ended September 30, 1998.

     Intangible assets

     Intangible assets consist of property management contracts for properties managed, but not owned, by PSB. The intangible assets are being amortized over seven years. As properties managed have been subsequently acquired by PSB, the unamortized basis of intangible assets related to such properties is included in the cost of acquisition of such properties. In connection with the Merger, PSB acquired 13 properties and included in the cost of such properties is $1,315,000 (which was net of accumulated amortization of $194,000) of costs previously classified as intangible assets. Intangible assets are net of accumulated amortization of $799,000 and $573,000 at September 30, 1999 and December 31, 1998, respectively.

     Evaluation of asset impairment

     PSB evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based on discounting its estimated future cash flows. At September 30, 1999, no such indicators of impairment have been identified.

     Borrowings from an affiliate

     The Company borrowed $41.4 million from PSI during the nine months ending September 30, 1999. The notes bore interest at 5.5% (per annum) and were repaid as of April 30, 1999.

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

     Acquisition and development costs

     Internal acquisition and development costs are expensed as incurred.

     Income taxes

     During 1997, PSB qualified and intends to continue to qualify as a real estate investment trust ("REIT"), as defined in Section 856 of the Internal Revenue Code. As a REIT, PSB is not subject to federal income tax to the extent that it distributes at least 95% of its taxable income to its shareholders. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organizational and operating requirements to maintain its REIT status during 1998 and intends to continue to meet such requirements for 1999. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

     Net income per common share

     Per share amounts are computed using the weighted average common shares outstanding. "Diluted" weighted average common shares outstanding include the dilutive effect of stock options under the treasury stock method. "Basic" weighted average common shares outstanding excludes such effect. Earnings per common share has been calculated as follows:



                                                                 For the Three Months Ended      For the Nine Months Ended
                                                                        September 30,                  September 30,
                                                               -----------------------------   ------------------------------
                                                                    1999            1998            1999           1998
                                                               ------------    -------------   --------------  --------------

Net income allocable to common shareholders                    $  9,383,000    $   9,748,000   $   28,218,000  $   21,124,000
                                                               ============    =============   ==============  ==============

Weighted average common shares outstanding:
  Basic weighted average common shares outstanding..........     23,641,000       23,636,000       23,639,000      17,920,000

  Net effect of dilutive  stock  options - based
    on treasury stock method using average market price.....         83,000           60,000           74,000          70,000
                                                               ------------    -------------   --------------  --------------
  Diluted weighted average common shares outstanding........     23,724,000       23,696,000       23,713,000      17,990,000
                                                               ============    =============   ==============  ==============


Basic earnings per common share.............................   $       0.40    $        0.41   $         1.19  $         1.18
                                                               ============    =============   ==============  ==============
Diluted earnings per common share...........................   $       0.40    $        0.41   $         1.19  $         1.17
                                                               ============    =============   ==============  ==============


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

      * Each share of PSP11 common stock Series B and each share of PSP11 common stock Series C converted into 0.8641 shares of PSP11 common stock.

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

     Allocations of the total acquisition cost to the net assets acquired were made based upon the fair value of PSP11's assets and liabilities as of the date of the Merger. The acquisition cost and the fair market values of the assets acquired and liabilities assumed in the Merger are summarized as follows:

          Acquisition cost:

          Issuance of common stock.........       $46,810,000
          Cash.............................           424,000
                                                  ------------
          Total acquisition cost...........       $47,234,000
                                                  ============

          Allocation of acquisition cost:

          Real estate facilities...........       $48,000,000
          Other assets.....................           452,000
          Accrued and other liabilities....       (1,218,000)
                                                  ------------
          Total allocation.................       $47,234,000
                                                  ============

     The historical operating results of PSP11 prior to the Merger have not been included in PSB's historical operating results. Pro forma data for the nine months ended September 30, 1998 as though the Merger and related exchange of properties have been effective at the beginning of fiscal 1998 is as follows:

                                                  Nine months ended
                                                 September 30, 1998
                                                 ------------------

     Revenues..............................         $64,853,000
     Net income............................         $21,908,000
     Net income per share - basic..........         $      1.18
     Net income per share - diluted........         $      1.18

     The pro forma data does not purport to be indicative either of the results of operations that would have occurred had the Merger occurred at the beginning of fiscal 1998 or of the future results of PSB.

4.   Real estate facilities

     The activity in real estate facilities for the nine months ended September 30, 1999 is as follows:

                                                                                 Accumulated
                                                Land            Buildings       Depreciation            Total
                                           ---------------   ---------------    ---------------   ---------------

     Balances at December 31, 1998......   $   176,241,000   $   536,697,000    $   (22,517,000)  $   690,421,000
     Property acquisitions..............        13,770,000        66,537,000                  -        80,307,000
     Developed projects.................         2,341,000         9,805,000                  -        12,146,000
     Capital improvements...............                 -        10,546,000                  -        10,546,000
     Depreciation expense...............                 -                 -        (21,415,000)      (21,415,000)
                                           ---------------   ---------------    ---------------   ---------------
     Balances at September 30, 1999.....   $   192,352,000   $   623,585,000    $   (43,932,000)  $   772,005,000
                                           ===============   ===============    ===============   ===============


5.   Leasing activity

     The Company leases space in its real estate facilities to tenants under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues excluding recovery of expenses as of September 30, 1999 under these leases are as follows:

         1999 (October - December)...........         $   25,623,000
         2000................................             88,247,000
         2001................................             63,685,000
         2002................................             42,843,000
         2003................................             28,028,000
         Thereafter..........................             51,406,000
                                                      --------------
                                                      $  299,832,000
                                                      ==============

     In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amount to $12,369,000 and $7,051,000 for the nine months ended September 30, 1999 and 1998, respectively. These amounts are included as rental income and cost of operations in the accompanying condensed consolidated statements of income.

6.   Revolving line of credit

     The Company extended its unsecured line of credit (the "Credit Facility") with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and a revised expiration date of August 6, 2002. The expiration date may be extended by one year on each anniversary of the Credit Facility. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.75% to LIBOR plus 1.35% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 1.00%). In addition, the Company is required to pay an annual commitment fee of 0.25%.

     Under covenants of the Credit Facility, the Company is required to (i) maintain a balance sheet leverage ratio (as defined) of less than 0.50 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.0 and 1.75 to 1.0, respectively, (iii) maintain a minimum total shareholders' equity (as defined) and (iv) limit distributions to 95% of funds from operations. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company's unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at September 30, 1999.

7.   Mortgage notes payable


         Mortgage notes at September 30, 1999 consist of the following:


             7.125% mortgage note, secured by one commercial property, principal
                  and interest payable monthly, due May 2006......................       8,794,000
             8.4% mortgage note, secured by six commercial properties, principal
                  and interest payable monthly, due November 1999.................       8,554,000
             8.19% mortgage note, secured by one commercial property, principal
                  and interest payable monthly, due March 2007....................       6,710,000
             8.125% mortgage note, secured by one commercial property, principal
                  and interest payable monthly, due February 2009.................       6,396,000
             8.125% mortgage note, secured by one commercial property, principal
                  and interest payable monthly, due July 2005.....................       5,352,000
             7.28% mortgage note, secured by two commercial properties, principal
                  and interest payable monthly, due February 2003.................       4,332,000
             8% mortgage note, secured by one commercial  property, principal and
                  interest payable monthly, due April 2003........................       2,128,000
             8.5% mortgage note, secured by one commercial property, principal
                  and interest payable monthly, due July 2007.....................       1,910,000
             8% mortgage note, secured by one commercial property, principal and
                  interest payable monthly, due April 2003........................       1,652,000
                                                                                       -----------
                                                                                       $45,828,000
                                                                                       ===========

     At September 30, 1999, approximate principal maturities of mortgage notes payable are as follows:

            1999 (October - December)...........           $    8,762,000
            2000................................                  872,000
            2001................................                  942,000
            2002................................                1,018,000
            2003................................                8,004,000
            Thereafter..........................               26,230,000
                                                           --------------
                                                           $   45,828,000
                                                           ==============

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

     At September 30, 1999, there were 7,443,356 common units owned by minority interests (7,305,355 were owned by PSI and affiliated entities and 138,001 were owned by unaffiliated third parties). On a fully converted basis, assuming all 7,443,356 minority interest common units were converted into shares of common stock of PSB at September 30, 1999, the minority interests would own approximately 23.9% of the common shares outstanding. At the end of each reporting period, PSB determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests' equity in the Company.

9.   Minority interest - preferred units

     On April 23, 1999, the Operating Partnership completed a private placement of 510,000 preferred units with a preferred distribution rate of 8 7/8%. The net proceeds from the placement of preferred units were approximately $12.5 million and were used to repay borrowings from an affiliate.

     On September 3, 1999, the Operating Partnership completed a private placement of 3,200,000 preferred units with a preferred distribution rate of 8 3/4%. The net proceeds from the placement of preferred units were approximately $78 million and part of the proceeds will be used to prepay a mortgage note payable of approximately $8.5 million.

     On September 7 and 23, 1999, the Operating Partnership completed private placements of 1,200,000 and 400,000 preferred units, respectively, with a preferred distribution rate of 8 7/8%. The net proceeds from the placement of preferred units were approximately $39.2 million.

     The Operating Partnership has the right to redeem the preferred units on or after the fifth anniversary of the issuance date at the original capital contribution plus the cumulative priority return to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PS Business Parks, Inc. on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or majority of the holders of the preferred units. The Preferred Stock will have the same distribution rate and par value as the respective units and will have equivalent terms to those described in Note 11.

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

     Holders of the Company's preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company's Board of Directors until all events of default have been cured. At September 30, 1999, there were no dividends in arrears.

     Except under certain conditions relating to the Company's qualification as a REIT, the preferred stock is not redeemable prior to April 30, 2004. On or after April 30, 2004, the preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends.

     The Company paid distributions to its common and preferred shareholders totaling $17,729,000 ($0.75 per common share) and $2,134,000 ($0.969965 per depositary share), respectively, for the nine months ended September 30, 1999.

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

          Overview:   Comparisons  between  the  three  and  nine  months  ended
September 30, 1999 and 1998 will reflect significant levels of acquisitions during 1998 and the first nine months of 1999.

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

          During the nine months ended September 30, 1999, the Company added 922,000 square feet to its portfolio. The cost of these acquisitions was approximately $80 million. These acquisitions increased the Company's presence in existing markets, which the Company believes have characteristics necessary for long-term growth. The Company acquired 306,000 square feet in Texas at an aggregate cost of approximately $23 million, 405,000 square feet in the Northern Virginia/Maryland market at an aggregate cost of approximately $40 million and 211,000 square feet in Northern California for approximately $17 million.

          Results of Operations: Net income for the three months ended September 30, 1999 was $10,655,000 compared to $9,748,000 for the same period in 1998. Net income allocable to common shareholders (net income less preferred stock dividends) for the three months ended September 30, 1999 was $9,383,000 compared to $9,748,000 for the same period in 1998. Net income per common share on a diluted basis was $0.40 (based on weighted average diluted shares outstanding of 23,724,000) for the three months ended September 30, 1999 compared to net income per common share on a diluted basis of $0.41 (based on weighted average diluted shares outstanding of 23,696,000) for the same period in 1998. Net income for the nine months ended September 30, 1999 was $30,352,000 compared to $21,124,000 for the same period in 1998. Net income allocable to common shareholders (net income less preferred stock dividends) for the nine months ended September 30, 1999 was $28,218,000 compared to $21,124,000 for the same period in 1998. Net income per common share on a diluted basis was $1.19 (based on weighted average diluted shares outstanding of 23,713,000) for the nine months ended September 30, 1999 compared to net income per common share on a diluted basis of $1.17 (based on weighted average diluted shares outstanding of 17,990,000) for the same period in 1998. The increases in net income reflects PSB's significant growth in its asset base through the acquisition of commercial properties and increase in net operating income from the consistent group of properties.

          The Company's property operations account for almost all of the net operating income earned by the Company. The following table presents the pre-depreciation operating results of the properties for the three and nine months ended September 30, 1999 and 1998:


                                                              Three Months Ended September 30,
                                                              ----------------------------------
                                                                    1999               1998               Change
                                                              --------------      --------------       ----------

Rental income:
     Facilities owned throughout each period (50
       facilities, 6.4 million net rentable square feet)..      $16,353,000         $15,208,000             7.5%
     Facilities acquired subsequent to January 1998 (73
       facilities, 5.5 million net rentable square feet)..       16,215,000          10,427,000            55.5%
                                                              --------------      --------------       ----------
Total rental income.......................................      $32,568,000         $25,635,000            27.0%
                                                              ==============      ==============       ==========

Cost of operations (excluding depreciation):
     Facilities owned throughout each period..............       $4,671,000          $4,773,000            (2.1%)
     Facilities acquired subsequent to January 1998.......        4,249,000           2,606,000            63.0%
                                                              --------------      --------------       ----------
Total cost of operations..................................       $8,920,000           7,379,000            20.9%
                                                              ==============      ==============       ==========

Net operating income (rental income less cost of operations):
     Facilities owned throughout each period..............      $11,682,000         $10,435,000            12.0%
     Facilities acquired subsequent to January 1998.......       11,966,000           7,821,000            53.0%
                                                              --------------      --------------       ----------
Total net operating income................................      $23,648,000         $18,256,000            29.5%
                                                              ==============      ==============       ==========


                                                               Nine Months Ended September 30,
                                                              ---------------------------------
                                                                   1999               1998              Change
                                                              -------------      --------------       ----------

Rental income:
     Facilities owned throughout each period (50
       facilities, 6.4 million net rentable square feet)..    $  47,231,000      $   43,152,000             9.5%
     Facilities  acquired  subsequent  to January 1998 (73
       facilities, 5.5 million net rentable square feet)..       45,313,000          18,307,000           147.5%
                                                              -------------      --------------       ----------
Total rental income.......................................    $  92,544,000      $   61,459,000            50.6%
                                                              =============      ==============       ==========

Cost of operations (excluding depreciation):
     Facilities owned throughout each period..............    $  13,998,000      $   13,830,000             1.2%
     Facilities acquired subsequent to January 1998.......       11,953,000           4,531,000           163.8%
                                                              -------------      --------------       ----------
Total cost of operations..................................    $  25,951,000          18,361,000            41.3%
                                                              =============      ==============       ==========

Net operating income (rental income less cost of operations):
     Facilities owned throughout each period..............    $  33,233,000      $   29,322,000            13.3%
     Facilities acquired subsequent to January 1998.......       33,360,000          13,776,000           142.2%
                                                              -------------      --------------       ----------
Total net operating income................................    $  66,593,000      $   43,098,000            54.5%
                                                              =============      ==============       ==========

     Rental income and rental income less cost of operations or net operating income ("NOI") prior to depreciation are summarized for the three months ended September 30, 1999 by major geographic region below:


                                   Square       Percent         Rental         Percent                        Percent
          Region                   Footage      of Total        Income         of Total          NOI          of Total
---------------------------      -----------   ----------      ------------    --------     ------------      --------

Southern California.......        3,091,000        25.8%        $8,761,000        26.9%      $6,494,000          27.5%
Northern California.......        1,317,000        11.0%         3,398,000        10.4%       2,582,000          10.9%
Virginia..................        1,612,000        13.4%         5,254,000        16.1%       3,771,000          15.9%
Maryland..................        1,104,000         9.2%         3,469,000        10.7%       2,568,000          10.9%
Texas.....................        2,857,000        23.8%         6,497,000        19.9%       4,367,000          18.5%
Oregon....................        1,172,000         9.8%         3,700,000        11.4%       2,899,000          12.3%
Other.....................          833,000         7.0%         1,489,000         4.6%         967,000           4.0%
                                 -----------   ----------      ------------    --------     ------------      --------
                                 11,986,000       100.0%       $32,568,000       100.0%     $23,648,000         100.0%
                                 ===========   ==========      ============    ========     ============      ========

         Rental income and rental income less cost of operations or net operating income ("NOI") prior to depreciation are summarized for the nine months ended September 30, 1999 by major geographic region below:

                                   Square       Percent         Rental         Percent                        Percent
          Region                   Footage      of Total        Income         of Total          NOI          of Total
---------------------------      -----------   ---------       -----------     --------     -----------      ---------

Southern California.......        3,091,000        25.8%       $25,163,000        27.2%     $18,638,000          28.0%
Northern California.......        1,317,000        11.0%         8,830,000         9.5%       6,643,000          10.0%
Virginia..................        1,612,000        13.4%        13,497,000        14.6%       9,609,000          14.4%
Maryland..................        1,104,000         9.2%        10,215,000        11.0%       7,328,000          11.0%
Texas.....................        2,857,000        23.8%        19,444,000        21.0%      12,919,000          19.4%
Oregon....................        1,172,000         9.8%        11,036,000        11.9%       8,690,000          13.0%
Other.....................          833,000         7.0%         4,359,000         4.8%       2,766,000           4.2%
                                 ----------    ---------       -----------     --------     -----------      ---------
                                 11,986,000       100.0%       $92,544,000       100.0%     $66,593,000         100.0%
                                 ==========    =========       ===========     ========     ===========      =========

          Supplemental  Property  Data and  Trends:  In order  to  evaluate  the performance of the Company's overall portfolio, management analyzes the operating performance of a consistent group of 62 properties (7.2 million net rentable square feet). These 62 properties in which the Company currently has an ownership interest (herein referred to as the "Same Park" facilities) have been managed by the Company since January 1998. The following table summarizes the pre-depreciation historical operating results of the "Same Park" facilities excluding the effects of accounting for rental income on a straight-line basis. The "Same Park" facilities now represent approximately 60% of the square footage of the Company's portfolio at September 30, 1999.

                     "Same Park" Facilities (62 Properties)
                     --------------------------------------

                                                                                Three months ended September 30,
                                                                       ------------------------------------------------
                                                                           1999               1998              Change
                                                                       -------------      -------------         -------

     Rental income (1)............................................     $  18,697,000      $  17,216,000            8.6%
     Cost of operations...........................................         5,896,000          5,869,000            0.5%
                                                                       -------------      -------------         -------
          Net operating income....................................     $  12,801,000      $  11,347,000           12.8%
                                                                       =============      =============         =======
     Gross margin (2).............................................             68.5%              65.9%            2.6%

     Weighted average for period:
     ---------------------------

          Occupancy...............................................            96.7%              95.3%            1.4%

          Annualized realized rent per sq. ft.(3).................     $      10.74             $10.03             7.1%



                                                                                 Nine months ended September 30,
                                                                       ------------------------------------------------
                                                                           1999             1998 (4)            Change
                                                                       -------------      -------------         -------

     Rental income (1)............................................     $  54,025,000      $  49,824,000            8.4%
     Cost of operations...........................................        16,944,000         16,583,000            2.2%
                                                                       -------------      -------------         -------
          Net operating income....................................     $  37,081,000      $  33,241,000           11.6%
                                                                       =============      =============         =======
     Gross margin (2).............................................             68.6%              66.7%            1.9%

     Weighted average for period:
     ---------------------------

          Occupancy...............................................             96.7%              94.4%            2.3%

          Annualized realized rent per sq. ft.(3).................      $     10.34       $       9.77             5.8%

------------------
(1)  Rental income does not include the effect of straight-line accounting.
(2) Gross margin is computed by dividing property net operating income by rental income.
(3) Realized rent per square foot represents the actual revenues earned per occupied square foot.
(4) Operations for the nine months ended September 30, 1998 represent the historical operations of the 62 properties; however, the Company did not own all of the properties throughout the periods presented and therefore such operations are not reflected in the Company's historical operating results. All such properties were owned effective March 17, 1998.

     The following tables summarize the "Same Park" operating results by major geographic region for the three months ended September 30, 1999 and 1998:

                                Revenues          Revenues       Percent           NOI               NOI         Percent
                                  1999              1998         Increase          1999             1998         Increase
                              -------------     -------------   ---------      -------------    -------------   ---------

Southern California.......      $8,449,000        $7,439,000      13.6%          $6,061,000       $5,180,000       17.0%
Northern California.......       2,101,000         1,945,000       8.0%           1,544,000        1,374,000       12.4%
Texas.....................       1,829,000         1,714,000       6.7%             943,000          868,000        8.6%
Virginia..................       2,360,000         2,204,000       7.1%           1,608,000        1,443,000       11.4%
Maryland..................       2,291,000         2,318,000      (1.2%)          1,611,000        1,529,000        5.4%
Arizona...................         732,000           693,000       5.6%             465,000          386,000       20.5%
Other.....................         935,000           903,000       3.5%             569,000          567,000        0.4%
                              -------------     -------------   ---------      -------------    -------------   ---------
                               $18,697,000       $17,216,000       8.6%         $12,801,000      $11,347,000       12.8%
                              =============     =============   =========      =============    =============   =========

          The following tables summarize the "Same Park" operating results by major geographic region for the nine months ended September 30, 1999 and 1998:


                                Revenues          Revenues        Percent          NOI               NOI          Percent
                                  1999              1998         Increase          1999             1998         Increase
                              -------------     -------------   ---------      -------------    -------------   ---------

Southern California.......     $24,023,000       $21,451,000      12.0%         $17,382,000      $14,884,000       16.8%
Northern California.......       6,139,000         5,711,000       7.5%           4,511,000        4,034,000       11.8%
Texas.....................       5,451,000         4,982,000       9.4%           2,939,000        2,579,000       14.0%
Virginia..................       6,789,000         6,447,000       5.3%           4,525,000        4,218,000        7.3%
Maryland..................       6,795,000         6,504,000       4.5%           4,719,000        4,559,000        3.5%
Arizona...................       2,097,000         2,029,000       3.4%           1,311,000        1,255,000        4.5%
Other.....................       2,731,000         2,700,000       1.1%           1,694,000        1,712,000       (1.1%)
                              -------------     -------------   ---------      -------------    -------------   ---------
                               $54,025,000       $49,824,000       8.4%         $37,081,000      $33,241,000       11.6%
                              =============     =============   =========      =============    =============   =========

          The growth in the strong Southern California market was accentuated by increasing occupancies in the New York Common portfolio acquired in December
1997. The performance of the Texas facilities reflects improvements in the Austin and San Antonio facilities as well as economies of scale created by substantial square footage added to the Texas market over the last twelve months.

          Facility Management Operations: The Company's facility management accounts for a small portion of the Company's net operating income. During the three months ended September 30, 1999, $97,000 in net operating income was recognized from facility management operations compared to $97,000 for the same period in 1998. During the nine months ended September 30, 1999, $281,000 in net operating income was recognized from facility management operations compared to $391,000 for the same period in 1998. Facility management fees have decreased due to the Company's acquisition of properties previously managed.

          Interest and Other Income: Interest and other income primarily reflect earnings on cash balances. Interest and other income were $592,000 for the three months ended September 30, 1999 compared to $533,000 for the same period in 1998. Interest and other income were $885,000 for the nine months ended September 30, 1999 compared to $1,077,000 for the same period in 1998. Average cash balances for the three months ended September 30, 1999 were approximately $47 million compared to $41 million for the same period in 1998. Average cash balances for the nine months ended September 30, 1999 were approximately $24 million compared to $28 million for the same period in 1998.

          Cost of Operations: Cost of operations for the three months ended September 30, 1999 was $8,920,000 compared to $7,379,000 for the same period in 1998. Cost of operations for the nine months ended September 30, 1999 was $25,951,000 compared to $18,361,000 for the same period in 1998. Cost of operations for the three months ended September 30, 1999 consists primarily of property taxes ($2,889,000), property maintenance ($1,171,000), utilities ($1,403,000) and direct payroll ($1,065,000). Cost of operations for the nine months ended September 30, 1999 consists primarily of property taxes
($8,163,000),  property  maintenance  ($3,761,000),  utilities  ($3,805,000) and direct payroll ($3,242,000). The increases are due primarily to the growth in the total square footage of the Company's portfolio of properties. Cost of operations as a percentage of rental income decreased from 28.8% to 27.4% and from 29.9% to 28.0% for the three and nine months ended September 30, 1999 compared to the same period in 1998, respectively, as a result of economies of scale achieved through the acquisition of properties in existing markets partially offset by an increase in property tax expense.

          Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended September 30, 1999 were $7,594,000 compared to $4,865,000 for the same period in 1998. Depreciation and amortization expense for the nine months ended September 30, 1999 were $21,641,000 compared to $11,421,000 for the same period in 1998. The increase is due to the acquisition of real estate facilities in 1998 and 1999.

          General and Administrative Expense: General and administrative expense was $742,000 for the three months ended September 30, 1999 compared to $593,000 for the same period in 1998. General and administrative expense was $2,339,000 for the nine months ended September 30, 1999 compared to $1,589,000 for the same period in 1998. The increase is due to the increased size and acquisition activities of the Company. Included in general and administrative costs are acquisition costs and abandoned transaction costs. Acquisition expenses for the three months ended September 30, 1999 and 1998 were $139,000 and $279,000, respectively. Abandoned transaction costs were none and $11,000 for the three months ended September 30, 1999 and 1998, respectively. Acquisition expenses for the nine months ended September 30, 1999 and 1998 were $324,000 and $557,000, respectively. Abandoned transaction costs were $30,000 and $15,000 for the nine months ended September 30, 1999 and 1998, respectively.

     Interest Expense: Interest expense was $977,000 for the three months ended September 30, 1999 compared to $667,000 for the same period in 1998. The increase is attributable to mortgage notes assumed in connection with the acquisition of real estate facilities ($785,000 in interest expense) and line of credit costs ($366,000) net of $174,000 of interest expense capitalized to ongoing construction projects for the three months ended September 30, 1999. Interest expense was $2,658,000 for the nine months ended September 30, 1999 compared to $1,736,000 for the same period in 1998. The increase is attributable to mortgage notes assumed in connection with the acquisition of real estate facilities ($2,285,000 in interest expense) and line of credit costs and other short tern borrowings ($957,000) net of $584,000 of interest expense capitalized to ongoing construction projects for the nine months ended September 30, 1999.

          Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership which are not owned by the Company. Minority interest in income for the three months ended September 30, 1999 was $4,369,000 ($1,022,000 allocated to preferred unitholders and $3,347,000 allocated to common unitholders) compared to $3,013,000 allocated to common unitholders for the same period in 1998. Minority interest in income for the nine months ended September 30, 1999 was $10,769,000 ($1,236,000 allocated to preferred unitholders and $9,533,000 allocated to common unitholders) compared to $8,696,000 allocated to common unitholders for the same period in 1998. The increase in minority interest in income is due to improved operating results, the issuance of additional common units in connection with the acquisition of real estate facilities and the private placement of preferred units.

Liquidity and Capital Resources
-------------------------------

          Net cash provided by operating activities for the nine months ended September 30, 1999 and 1998 was $62,745,000 and $41,842,000, respectively.
Management believes that the Company's internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and maintain the current level of distribution to shareholders.

          The following table summarizes the Company's ability to make capital improvements to maintain its facilities through the use of cash provided by operating activities. The remaining cash flow is available to the Company to pay distributions to shareholders and to acquire property interests.

                                                                         Nine months ended September 30,
                                                                              1999              1998
                                                                        ----------------  ---------------


Net income..........................................................     $   30,352,000    $  21,124,000
Depreciation and amortization.......................................         21,641,000       11,421,000
Minority interest in income.........................................         10,769,000        8,696,000
Change in working capital...........................................            (17,000)         601,000
                                                                        ----------------  ---------------
Net cash provided by operating activities...........................         62,745,000       41,842,000


Maintenance capital expenditures....................................         (2,153,000)      (2,117,000)
Tenant improvements.................................................         (3,857,000)      (2,588,000)
Capitalized lease commissions.......................................         (1,479,000)      (1,325,000)
                                                                        ----------------  ---------------
Funds available for distributions to shareholders, minority
  interests, acquisitions and other corporate purposes..............         55,256,000       35,812,000

Cash distributions to shareholders and minority interests...........        (26,667,000)     (22,145,000)
                                                                        ----------------  ---------------

Excess funds available for acquisitions and other corporate purposes     $   28,589,000    $  13,667,000
                                                                        ================  ===============

          The Company's capital structure is characterized by a low level of leverage. As of September 30, 1999, the Company had nine fixed rate mortgage notes payable totaling $45,828,000 which represented 5% of its total capitalization (based on book value, including minority interests and debt). The weighted average interest rate for the mortgage notes is 7.92%.

     The Company extended its unsecured line of credit (the "Credit Facility") with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and a revised expiration date of August 6, 2002. The expiration date may be extended by one year on each anniversary of the Credit Agreement. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.75% to LIBOR plus 1.35% depending on the Company's credit ratings and interest coverage ratios, as defined (currently LIBOR plus 1.00%). In addition, the Company is required to pay an annual commitment fee of 0.25%.

          The Company expects to fund its growth strategies with permanent capital, including issuances of common and preferred stock and internally generated retained cash flows. The Company may finance acquisitions on a temporary basis with borrowings from its line of credit. The Company intends to repay amounts borrowed under the credit facility from undistributed cash flow or, as market conditions permit and as determined to be advantageous, from the public or private placement of preferred and common stock or formation of joint ventures. The Company targets a leverage ratio of 40% and a Funds from Operations ("FFO") to combined fixed charges and preferred distributions ratio of 3.0 to 1.0. As of September 30, 1999 and for the nine months then ended, the leverage ratio was 22% and the FFO to combined fixed charges and preferred distributions coverage ratio was 9.5 to 1.0.

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

          On September 3, 1999, the Operating Partnership completed a private placement of 3,200,000 preferred units with a preferred distribution rate of 8 3/4%. The net proceeds from the placement of preferred units were approximately $78 million and part of the proceeds will be used to prepay a mortgage note payable of approximately $8.5 million.

          On September 7 and 23, 1999, the Operating Partnership completed private placements of 1,200,000 and 400,000 preferred units, respectively, with a preferred distribution rate of 8 7/8%. The net proceeds from the placement of preferred units were approximately $39.2 million.

          Funds from Operations: FFO is defined as net income, computed in accordance with generally accepted accounting principles ("GAAP"), before depreciation, amortization, minority interest in income, straight line rent adjustments and extraordinary or non-recurring items. FFO is presented because the Company considers FFO to be a useful measure of the operating performance of a REIT which, together with net income and cash flows provide investors with a basis to evaluate the operating and cash flow performances of a REIT. FFO does not represent net income or cash flows from operations as defined by GAAP. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for cash flow or net income as a measure of liquidity or operating performance or ability to make acquisitions and capital improvements or ability to pay distributions or debt principal payments. Also, FFO as computed and disclosed by the Company may not be comparable to FFO computed and disclosed by other REITs.

         FFO for the Company is computed as follows:

                                                                         Nine months ended September 30,
                                                                              1999              1998
                                                                        ----------------  ---------------

Net income allocable to common shareholders........................       $  28,218,000     $  21,124,000
  Depreciation and amortization....................................          21,641,000        11,421,000
  Minority interest in income - common units.......................           9,533,000         8,696,000
  Less effects of straight-line rents..............................          (2,544,000)         (924,000)
                                                                        ----------------  ---------------
Consolidated FFO allocable to common shareholders and common
unitholders........................................................          56,848,000        40,317,000

FFO allocated to minority interest - common units..................         (13,179,000)      (11,757,000)
                                                                        ----------------  ---------------

FFO allocated to common shareholders...............................      $   43,669,000    $   28,560,000
                                                                        ================  ===============

     Capital Expenditures: During the nine months ended September 30, 1999, the Company incurred a total of $7.5 million in maintenance capital expenditures, tenant improvements and capitalized lease commissions. In addition, the Company made $2.6 million of renovation expenditures. On a recurring annual basis, the Company expects $0.90 to $1.20 per square foot in recurring maintenance capital expenditures, tenant improvements and capitalized lease commissions. During the remainder of 1999, the Company expects to make an additional $400,000 in additional expenditures to continue renovation on two properties in Texas.

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

          The Board of Directors declared a quarterly dividend of $0.25 per common share on November 9, 1999. The Board of Directors has established a distribution policy to maximize the retention of cash flow and only distribute the minimum amount required for the Company to maintain its tax status as a REIT. In addition, the Board of Directors declared a quarterly dividend of $0.578125 per share on the 2,200,000 depositary shares each representing 1/1,000 of a share of 9 1/4% Cumulative Preferred Stock, Series A. Distributions are payable on December 31, 1999 to shareholders of record as of the close of business on December 15, 1999.

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

          The Company in conjunction with PSI has two phases in its process with respect to each of its systems; i) assessment, whereby the Company and PSI evaluate whether the system is Y2K compliant and identify the plan of action with respect to remediating any Y2K issues identified and ii) implementation, whereby the Company and PSI complete the plan of action prepared in the assessment phase and verify that Y2K compliance has been achieved.

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

          Certain of the Company's other non-computer related systems that may be impacted by the Y2K issue, such as security systems, have been evaluated. Based upon its evaluation, the Company has no reason to believe that lack of compliance or failure of required solutions would materially impact its operations.

          The Company exchanges electronic data with certain outside vendors in the banking and payroll processing areas. The Company has been advised by these vendors that their systems are Y2K compliant. The Company is not aware of any other vendors, suppliers, or other external agents with a Y2K issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Y2K compliant, and there can be no assurance that the Company has identified all such external agents. The inability of external agents to complete their Y2K compliance process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

          The total cost of PSI's Y2K compliance activities (which primarily consists of the costs of implementing new systems) will be allocated to all entities that use the PSI computer systems. The amount to be allocated to the Company is estimated at approximately $250,000.

          The costs of the projects and the date on which PSI and the Company expect to achieve Y2K compliance are based upon management's best estimates, and were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. There can be no assurance that PSI and the Company have identified all potential Y2K issues either within the Company or at external agents. In addition, the impact of the Y2K issue on governmental entities and utility providers and the resultant impact on the Company, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

          To limit the Company's exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At September 30, 1999, the Company's debt as a percentage of shareholders' equity (based on book values) was 8.3%.

          The Company's market risk sensitive instruments include mortgage notes payable which totaled $45,828,000 at September 30, 1999. Substantially all of the Company's mortgage notes payable bear interest at fixed rates. See Note 7 of the Notes to Condensed Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable as of September 30, 1999. Based on borrowing rates currently available to the Company, the carrying amount of debt approximates fair value.

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

3.1 Restated Articles of Incorporation. Filed with Registrant's Registration Statement No. 333-78627 and incorporated herein by reference.

3.2 Certificate of Determination of Preferences of 8 3/4% Series C Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed herewith.

3.3 Certificate of Determination of Preferences of 8 7/8% Series X Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed herewith.

3.4 Amendment to Certificate of Determination of Preferences of 8 7/8% Series X Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed herewith.

3.5 Restated Bylaws. Filed with Registrant's Current Report on Form 8-K dated March 17, 1998 and incorporated herein by reference.

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

10.16 First Amendment to Revolving Credit Agreement dated as of August 19, 1999 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed herewith.

10.17 Form of Indemnity Agreement. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference.

10.18 Cost Sharing and Administrative Services Agreement dated as of November 16, 1995 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference.

10.19 Amendment to Cost Sharing and Administrative Services Agreement dated as of January 2, 1997 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference.

10.20 Accounts Payable and Payroll Disbursement Services Agreement dated as of January 2, 1997 by and between PSCC, Inc. and American Office Park Properties, L.P. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference.

10.21 Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8 7/8% Series B Cumulative Redeemable Preferred Units, dated as of April 23, 1999. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

10.22 Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9 1/4% Series A Cumulative Redeemable Preferred Units, dated as of April 30, 1999. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

10.23 Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 83/4% Series C Cumulative Redeemable Preferred Units, dated as of September 3, 1999. Filed herewith.

10.24 Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8 7/8% Series X Cumulative Redeemable Preferred Units, dated as of September 7, 1999. Filed herewith.

10.25 Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to Additional 8 7/8% Series X Cumulative Redeemable Preferred Units, dated as of September 23, 1999. Filed herewith.

11       Statement re: Computation of Earnings per Share. Filed herewith.

12 Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

27       Financial Data Schedule. Filed herewith.

         (b)   Reports on Form 8-K

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Dated:  November 10, 1999

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