Form 10-K405
period 1999-12-31
PS BUSINESS PARKS INC/CA
filed 2000-03-30
CIK 866368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999.
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to
                               ----------    ----------
Commission File Number 1-10709

                             PS BUSINESS PARKS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                    95-4300881
--------------------------------           -----------------------------------
  (State or other Jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

               701 Western Avenue, Glendale, California 91201-2397
               ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (818) 244-8080
                                                           --------------
           Securities registered pursuant to Section 12(b) of the Act

           Title of                                 Name of each exchange
          each class                                  on which register
-----------------------------------             ----------------------------
Common Stock, $0.01 par value......               American Stock Exchange
Depositary Shares Each Representing
1/1000 of a Shares of 9 1/4
   Cumulative Preferred Stock,
   Series A, $0.01 par value........              American Stock Exchange


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

                         Yes        X            No
                                ---------             ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 2000:

Common Stock, $0.01 par value, $240,580,298 (computed on the basis of $20.375 per share which was the reported closing sale price of the Company's Common Stock on the American Stock Exchange on March 22, 2000).

The number of shares outstanding of the registrant's class of common stock, as of March 22, 2000:

Common Stock, $0.01 par value, 23,433,061 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement to be filed in connection with the annual shareholders' meeting to be held in 2000 are incorporated by reference into Part III.

                                     PART I.

ITEM 1.   BUSINESS

Forward-Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors. Actual results could differ materially from those set forth in the forward-looking statements as a result of various factors. Such factors include, but are not limited to a change in economic conditions in the various markets served by the Company's operations which would adversely affect the level of demand for rental of commercial space and the cost structure of the Company, general real estate investment risks, competition, risks associated with acquisition and development activities and debt financing, environmental matters, general uninsured losses and seismic activity. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company
-----------

         PS Business Parks, Inc. (the "Company") is a self-advised and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates commercial properties, primarily multi-tenant office industrial or "flex" space. The Company is the sole general partner of PS Business Parks, L.P. (the "Operating Partnership") through which the Company conducts most of its activities and owned, as of December 31, 1999, a 72.5% partnership interest. Substantially all of the remaining partnership interest is owned by Public Storage, Inc. ("PSI") and its affiliates. As of December 31, 1999, PSI and its affiliates owned 27.0% of the Operating Partnership.

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

         As of December 31, 1999, the Company and the Operating Partnership owned 125 commercial properties in 11 states containing approximately 12.4 million square feet of commercial space, representing a 13% increase in commercial square footage between December 31, 1998 and December 31, 1999. In addition, the Operating Partnership manages, on behalf of PSI and affiliated entities, an additional 37 commercial properties (approximately 1.0 million net rentable square feet) at December 31, 1999.

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

         During 1999, the Company acquired approximately 1.3 million square feet from unaffiliated third parties and completed development on two properties totaling 127,000 square feet. These additions continued to increase the Company's presence in existing markets, which the Company believes have the characteristics necessary for long-term growth. The Company acquired 483,000 square feet in Texas, 405,000 square feet in Northern Virginia/Maryland, 211,000 square feet in Northern California and 200,000 square feet in Arizona.

         The Company has elected to be taxed as a REIT under the Internal Revenue Code (the "Code"), commencing with its taxable year ended December 31, 1990. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the net income that is distributed currently to its shareholders.

         The Company's principal executive offices are located at 701 Western Avenue, Glendale, California 91201-2397. Its telephone number is (818) 244-8080.

         The commercial properties owned by the Company and the Operating Partnership generally include both business park (industrial/flex space) and office space. The industrial space is used for, among other things, light manufacturing and assembly, storage and warehousing, distribution and research and development activities. Tenants who are renting industrial space also occupy most of the office space. The commercial properties typically consist of one to ten one-story buildings located on three to 20 acres and contain from approximately 10,000 to 500,000 square feet of rentable space (more than 50,000 square feet in the case of the freestanding properties). A property is typically divided into units ranging in size from 500 to 10,000 square feet. Leases generally range from one to ten years and some tenants have options to extend the original terms of their leases. Facilities are managed through either on-site management or area offices central to the facilities. Parking is open or covered. The ratio of parking spaces to rentable square feet ranges from two to six per thousand square feet depending upon the use of the property and its location. Office space generally requires a greater parking ratio than most industrial uses. The Company may acquire properties that do not have these characteristics.

         The Company intends to continue to acquire commercial properties located throughout the United States. The Company's policy of acquiring commercial properties may be changed by its Board of Directors without shareholder approval. However, the Board of Directors has no intention to change this policy at this time. Although the Company currently operates properties in 13 states, it may expand its operations to other states. Properties are acquired both for income and potential capital appreciation; there is no limitation on the amount that can be invested in any specific property. Although there is no limitation on mortgage debt, the Company has no current intention to incur significant debt (other than short-term borrowings from time to time (including from PSI) to fund acquisitions). The Company may acquire land for the development of commercial properties. In general, the Company will acquire land that is adjacent to existing commercial properties that the Company owns or is acquiring. The Company currently has six facilities in various stages of development.

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

     Distributions: The Company, as general partner, is required to distribute at least quarterly the "available cash" (as defined in the Operating Partnership Agreement) generated by the Operating Partnership for such quarter. Distributions are to be made (i) first, with respect to any class of partnership interests having a preference over other classes of partnership interests; and
(ii) second, in accordance with the partners' respective percentage interests on the "partnership record date" (as defined in the Operating Partnership Agreement). Commencing in 1998, the Operating Partnership's policy is to make distributions per unit (other than preferred units) that are equal to the per share distributions made by the Company with respect to its Common Stock, and in any case the per unit and per share distributions will be equal during partnership year 2000.

     Preferred Units: As of December 31, 1999, the Operating Partnership had 5,310,000 preferred units outstanding with distribution rates ranging from 8 3/4% to 8 7/8%. The Operating Partnership has the right to redeem the preferred units on or after the fifth anniversary of the issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangable for Cumulative Redeemable Preferred Stock of the respective series of PS Business Parks, Inc. on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or majority of the holders of the preferred units.

     Redemption of Partnership Interests: Subject to certain limitations described below, each limited partner other than the Redemption of Partnership
Interests: Subject to certain limitations described below, each limited partner other than the Company has the right to require the redemption of such limited partner's unit (other than holders of preferred units). This right may be exercised on at least 10 days notice at any time or from time to time, beginning on the date that is one year after the date on which such limited partner is admitted to the Operating Partnership (unless otherwise contractually agreed by the general partner).

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

Management Agreement
--------------------

         The Company continues to manage commercial properties owned by PSI and its affiliates, which are generally adjacent to mini-warehouses, for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. The property management contract with PSI is for a seven-year term with the term extended one year each anniversary. The property management contracts with affiliates of PSI are cancelable by either party upon sixty days notice.

Management
----------

         Ronald L. Havner, Jr. (42), President, Chairman and Chief Executive Officer, heads the Company's senior management team. Mr. Havner has been President and Chief Executive Officer of the Company or AOPP since December 1996. He became Chairman of the Company in March 1998. He was Senior Vice President and Chief Financial Officer of PSI from 1992 until December 1996. The Company's executive management includes: Jack Corrigan (39), Vice President and Chief Financial Officer and Michael Lynch (47), Vice President-Acquisitions and Development.

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

         The Company attempts to limit the risk in its portfolio through attracting a diversified tenant base, both in size and industry focus. The Company's focus is on properties with easily reconfigured space and therefore appeals to a wide range of potential tenants. Such property flexibility also allows the Company to better serve existing tenants by accommodating their inevitable expansion and contraction needs. In addition, the Company's experience is that such property flexibility helps it maintain high occupancy rates including periods when market conditions are less favorable.

         By focusing on properties with easily reconfigured space and a wide range of tenants, the Company seeks to control capital expenditures associated with re-leasing space. The Company also attempts to limit tenant improvement expenditures to those that are appropriate for a high number of users.

         The Company seeks to provide a superior level of service to its tenants in order to achieve high occupancy and rental rates, as well as low turnover. The Company's property management offices are primarily located on-site, providing tenants with convenient access to management. On-site staff enables the Company's properties to be well maintained and to convey a sense of quality, order and security. The Company has significant experience in acquiring properties managed by others and thereafter improving tenant satisfaction, occupancy levels, renewal rates and rental income by implementing the Company's tenant service programs.

Competition
-----------

         Significant Competition among Commercial Properties: Competition in the market areas in which many of the Company's properties are located is significant and has reduced the occupancy levels and rental rates of, and increased the operating expenses of, certain of these properties. Competition may be accelerated by any increase in availability of funds for investment in real estate. Barriers to entry are relatively low for those with the necessary capital and the Company will be competing for property acquisitions and tenants with entities that have greater financial resources than the Company. Recent increases in development of commercial properties are expected to further intensify competition among operators in certain market areas in which the Company operates.

         The Company believes that the significant operating and financial experience of its executive officers and directors combined with the Company's capital structure, national investment scope, geographic diversity and economies of scale should enable the Company to continue to compete effectively with other entities.

Business Attributes
-------------------

         The Company believes it possesses several distinguishing characteristics that enable it to compete effectively in the Office/Warehouse, "flex" space industry. The Company's facilities are part of a comprehensive system encompassing standardized procedures and integrated reporting and information networks. The Company believes it possesses the most experienced property operations group within this industry. The Company has a strong track record of growing revenues and net operating income for the properties it has operated for at least eight years. The Company is diversified geographically and by tenant. In addition, the Company has a consistent record of acquiring properties in selected markets at prices believed to be below replacement costs and which enables the Company to execute its growth strategies.

         Financially,   the   Company   has   adopted  a   conservative   policy
characterized by a low payout ratio and minimal debt levels. These attributes are complemented by sponsorship from PSI, a widely known and respected REIT.

Growth Strategies
-----------------

         The Company's growth strategies focus on improving the operating performance of its existing properties and on increasing its ownership of "flex-space" facilities through additional investments. Major elements of these strategies are as follows:

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

         Acquire Properties Owned or Operated by Others: The Company believes its presence in and knowledge of its markets enhances its ability to identify attractive acquisition opportunities and capitalize on the overall fragmentation in the "flex" space industry. The Company maintains local market information on rates, occupancies and competition in each of the markets in which it operates. The Company believes that the ten largest operators manage less than 15% of the total space of the 900 million square feet of "flex" space facilities in the United States as noted by Torto Wheaton Research. Similar to 1999, the Company expects third party acquisitions to be its most significant growth area during fiscal 2000, if attractive investment opportunities continue to be available.

         Develop Properties in Existing Markets: The Company's development strategy is to selectively construct new properties next to existing business parks. The properties are being developed using the expertise of local development companies. The Company plans to keep development activities below 10% of its portfolio.

Financing of the Company's Growth Strategies
--------------------------------------------

         Retain Operating Cash Flow: The Company seeks to retain significant funds (after funding its distributions and capital improvements) for additional investments and debt reduction. During the year ended December 31, 1999, the Company distributed 41% of its funds from operations ("FFO") allocable to common stock and retained $38.1 million which was available for principal payments on debt and reinvestment into real estate assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

         Revolving Line of Credit: The Company currently has an unsecured $100 million ("Credit Facility") with Wells Fargo Bank, which the Company uses as a temporary source of acquisition financing. The Company seeks to ultimately finance all acquisitions with permanent capital to eliminate refinancing and interest rate risk.

         Access to Acquisition Capital: The Company believes that its strong financial position enables it to access capital to finance its growth. In 1998, the Company issued approximately $322 million of common equity and common operating partnership units to finance its acquisitions. In 1999, the Company issued approximately $188 million of preferred equity and preferred operating partnership units to finance its acquisitions. The Company targets a leverage ratio of 40% (defined as debt and preferred equity as a percentage of market capitalization). In addition, the Company targets a ratio of FFO to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest. Preferred distributions include amounts paid to preferred shareholders and preferred OP unitholders. As of December 31, 1999 and for the year then ended, the leverage ratio was 24% and the FFO to combined fixed charges and preferred distributions ratio was 7.4 to
1.0. The Company plans to add leverage to its capital structure primarily through the use of preferred stock, but may assume debt in connection with acquisitions. This policy is subject to change depending upon market conditions.

Investments in Real Estate Facilities
-------------------------------------

         As of December 31, 1999, the Company had a total of 125 real estate facilities (12.4 million square feet) compared to 106 real estate facilities (10.9 million square feet) at December 31, 1998. The increase in the number of facilities was due to the acquisitions of facilities from unaffiliated third parties and the development of two properties.

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

Borrowings
----------

         In August 1999, the Company extended its unsecured line of credit with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 6, 2002. The expiration date may be extended by one year on each anniversary of the Credit Facility. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.75% to 1.35% depending on the Company's credit rating and coverage ratios, as defined (currently LIBOR plus 1.00%). In addition, the Company is required to pay an annual commitment fee of 0.25%.

         Under covenants of the Credit Facility, the Company is required to (i) maintain a balance sheet leverage ratio (as defined) of less than 0.50 to 1.00,
(ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.0 and 1.75 to 1.0, respectively, (iii) maintain a minimum total shareholder's equity (as defined) and (iv) limit distributions to 95% of funds from operations. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company's unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 1999.

         As of December 31, 1999, the Company had outstanding mortgage notes payable balances of approximately $37 million and no balance outstanding on the Credit Facility. See Notes 6 and 7 to the consolidated financial statements for a summary of the Company's borrowings at December 31, 1999.

         The Company has broad powers to borrow in furtherance of the Company's objectives. The Company has incurred in the past, and may incur in the future, both short-term and long-term indebtedness to increase its funds available for investment in real estate, capital expenditures and distributions.

Employees
---------

         As of December 31, 1999, the Company employed 105 individuals, primarily personnel engaged in property operations. The Company believes that its relationship with its employees is good and none of the employees are represented by a labor union.

Federal Income Tax
------------------

         The Company believes that it has operated, and intends to continue to operate, in such a manner as to qualify as a REIT under the Code, but no assurance can be given that it will at all times so qualify. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the taxable income that is distributed to its shareholders.

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

Impact of Year 2000
-------------------

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Impact of Year 2000."

ITEM 2.   PROPERTIES

         As of December 31, 1999, the Company owned approximately 11.0 million square feet of "flex" space and 1.4 million square feet of suburban office concentrated primarily in seven major markets including Southern and Northern California, Southern and Northern Texas, Virginia, Maryland, and Oregon. The weighted average occupancy rate as of December 31, 1999 was 96.2%.

         The following table contains information about properties owned by the Company and the Operating Partnership as of December 31, 1999:



                                                         Rentable Square Footage
                                         -----------------------------------------------------------
                            Number of                                                                          Occupancy at
          City              Properties         Flex                Office               Total               December 31, 1999
--------------------------------------------------------------------------------------------------------------------------------

Arkansas
Little Rock...........          1              91,064                    -               91,064                    90.3%
                           -----------------------------------------------------------------------------------------------------
                                1              91,064                    -               91,064                    90.3%
                           -----------------------------------------------------------------------------------------------------

Arizona
Mesa..................          1              78,038                    -               78,038                   100.0%
Phoenix...............          1             199,581                    -              199,581                    98.4%
Tempe.................          3             291,264                    -              291,264                    98.2%
                           -----------------------------------------------------------------------------------------------------
                                5             568,883                    -              568,883                    98.5%
                           -----------------------------------------------------------------------------------------------------

Northern California
Hayward...............          1             406,712                    -              406,712                   100.0%
Monterey..............          1                   -               12,003               12,003                    96.5%
Sacramento............          2             364,507                    -              364,507                    88.1%
San Jose..............          2             387,631                    -              387,631                    97.6%
San Ramon.............          2                   -               52,149               52,149                   100.0%
So. San Francisco.....          2              93,775                    -               93,775                   100.0%
                           -----------------------------------------------------------------------------------------------------
                                10          1,252,625               64,152            1,316,777                    96.0%
                           -----------------------------------------------------------------------------------------------------

Southern California
Buena Park............          1             317,312                    -              317,312                   100.0%
Carson................          1              77,255                    -               77,255                    96.3%
Cerritos..............          2             394,610               31,270              425,880                    96.5%
Culver City...........          1             146,402                    -              146,402                    99.0%
Laguna Hills..........          2             613,947                    -              613,947                   100.0%
Lake Forest...........          1             296,597                    -              296,597                    98.4%
Lakewood..............          1                   -               56,902               56,902                    94.5%
Monterey Park.........          1             199,056                    -              199,056                    91.4%
San Diego.............          7             377,880              232,808              610,688                    98.6%
Signal Hill...........          2             178,146                    -              178,146                    96.1%
Studio City...........          1              22,092                    -               22,092                   100.0%
Torrance..............          2             147,220                    -              147,220                    97.2%
                           -----------------------------------------------------------------------------------------------------
                                22          2,770,517              320,980            3,091,497                    97.9%
                           -----------------------------------------------------------------------------------------------------

Kansas
Overland Park.........          1              61,836                    -               61,836                    89.9%
                           -----------------------------------------------------------------------------------------------------
                                1              61,836                    -               61,836                    89.9%
                           -----------------------------------------------------------------------------------------------------



                                                          Rentable Square Footage
                                         -----------------------------------------------------------
                            Number of                                                                         Occupancy at
          City              Properties         Flex                Office               Total               December 31, 1999
--------------------------------------------------------------------------------------------------------------------------------

Maryland
Baltimore (1).........          1                   -              237,638              237,638                    97.7%
Beltsville............          1             307,791                    -              307,791                   100.0%
Gaithersburg..........          1                   -               28,994               28,994                    96.5%
Landover (2)..........          2             379,471                    -              379,471                   100.0%
Largo.................          1             149,918                    -              149,918                   100.0%
                           -----------------------------------------------------------------------------------------------------
                                6             837,180              266,632            1,103,812                    99.4%
                           -----------------------------------------------------------------------------------------------------

Oklahoma
Broken Arrow..........          1              87,895                    -               87,895                    92.1%
Tulsa.................          1              56,566                    -               56,566                    86.4%
                           -----------------------------------------------------------------------------------------------------
                                2             144,461                    -              144,461                    89.9%
                           -----------------------------------------------------------------------------------------------------

Oregon
Beaverton.............          15            880,186              186,770            1,066,956                    98.6%
Milwaukee.............          2             101,578                    -              101,578                    93.3%
                           -----------------------------------------------------------------------------------------------------
                                17            981,764              186,770            1,168,534                    98.1%
                           -----------------------------------------------------------------------------------------------------

Tennessee
Nashville.............          2             138,004                    -              138,004                    95.5%
                           -----------------------------------------------------------------------------------------------------
                                2             138,004                    -              138,004                    95.5%
                           -----------------------------------------------------------------------------------------------------

Texas
Austin................          15            831,404                    -              831,404                    94.6%
Dallas................          2             236,997                    -              236,997                    98.9%
Garland...............          1              36,458                    -               36,458                   100.0%
Houston...............          2             176,977              131,214              308,191                    79.7%
Las Colinas (1).......          12            843,112                    -              843,112                    91.9%
Mesquite..............          1              56,541                    -               56,541                    93.3%
Missouri City.........          1              66,000                    -               66,000                   100.0%
Pasadena..............          1             154,000                    -              154,000                    99.2%
Plano.................          1             184,809                    -              184,809                   100.0%
Richardson............          2             116,800                    -              116,800                    95.1%
San Antonio...........          2                   -              199,269              199,269                    82.1%
                           -----------------------------------------------------------------------------------------------------
                                40          2,703,098              330,483            3,033,581                    92.6%
                           -----------------------------------------------------------------------------------------------------

Virginia
Alexandria............          3             154,782               53,737              208,519                    97.9%
Chantilly (2).........          5             315,080               38,502              353,582                    94.0%
Herndon (2)...........          2             193,623               50,750              244,373                    99.1%
Lorton................          1             246,520                    -              246,520                    94.6%
Springfield...........          2              59,756               90,374              150,130                    97.5%
Sterling (2)..........          4             295,625                    -              295,625                   100.0%
Woodbridge............          1             113,629                    -              113,629                    96.8%
                           -----------------------------------------------------------------------------------------------------
                                18          1,379,015              233,363            1,612,378                    97.0%
                           -----------------------------------------------------------------------------------------------------

Washington
Renton................          1              27,912                    -               27,912                   100.0%
                           -----------------------------------------------------------------------------------------------------
                                1              27,912                    -               27,912                   100.0%
                           -----------------------------------------------------------------------------------------------------

Totals - 11 states....          125        10,956,359            1,402,380           12,358,739                    96.2%
                            =====================================================================================================

(1) The Company owns two properties that are subject to a ground lease in Baltimore, Maryland and Las Colinas, Texas.
(2) Nine commercial properties serve as collateral to mortgage notes payable. See detailed listing in Schedule III.

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

         The Company has risks that tenants will default on leases and declare bankruptcy. Management believes these risks are mitigated through its geographic diversity and its diverse tenant base. As of December 31, 1999, tenants occupying approximately 22,000 square feet of commercial space have declared bankruptcy. However, all of the bankrupt tenants remain current on their monthly rental payments. In the Company's opinion, risk of loss due to property damage is adequately covered by insurance.

         As of December 31, 1999, none of these properties has a book value of more than 10% of the Company's current total assets or accounts for more than 10% of its current aggregate gross revenues.

         The following table sets forth the lease expirations for the properties owned as of December 31, 1999:

                                                                                              Percentage of Total
                                                                                               Annual Base Rents
                                  Rentable Square Footage      Annual Base Rents Under       Represented by Expiring
   Year of Lease Expiration     Subject to Expiring Leases         Expiring Leases                   Leases
----------------------------------------------------------------------------------------------------------------------

             1999                                 3,410,000                  $34,329,000             27.2%
             2000                                 2,430,000                   27,191,000             21.5%
             2001                                 2,129,000                   21,761,000             17.2%
             2002                                 1,397,000                   16,572,000             13.1%
             2003                                 1,040,000                   11,644,000              9.2%
          Thereafter                              1,119,000                   14,780,000             11.8%
----------------------------------------------------------------------------------------------------------------------
            Total                                11,525,000                 $126,277,000            100.0%
======================================================================================================================


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

     The Company acquired a property in Beaverton, Oregon ("Creekside Corporate Park") in May 1998. A property adjacent to Creekside Corporate Park is currently the subject of an environmental remedial investigation/feasibility study that is being conducted by the current and past owners of the property, pursuant to an order issued by the Oregon Department of Environmental Quality ("ODEQ"). As part of that study, ODEQ ordered the property owners to sample soil and groundwater on the Company's property to determine the nature and extent of contamination resulting from past industrial operations at the property subject to the study. The Company, which is not a party of the Order on Consent, executed separate Access Agreements with the property owners to allow access to its property to conduct the required sampling and testing. While the sampling and testing is ongoing, preliminary results indicate that the contamination from the property subject to the study have migrated onto a portion of Creekside Corporate Park owned by the Company.

     There is no evidence that any past or current use of the Creekside Corporate Park property contributed in any way to the There is no evidence that any past or current use of the Creekside Corporate Park property contributed in any way to the contamination that is the subject of the current investigation. Nevertheless, the parties to the Order on Consent are studying potential removal or remedial measures to address any contamination detected during the current investigation, including any contamination on or under the Creekside Corporate Park property. Because of the preliminary nature of the investigation, the Company cannot predict the outcome of the investigation, nor can it estimate the costs of any remediation or removal activities that may be required.

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

         Properties under Development: The Company plans to develop office and "flex" properties that are located within or adjacent to existing parks. The properties will be developed using the expertise of local development companies. The development program is designed to enhance the Company's existing portfolio.

         In June 1999, the Company completed a 61,000 square foot flex facility in its park in the Las Colinas submarket of Dallas, Texas. In July 1999, the Company completed a 66,000 square foot office building in its Woodside Business Park located in the Beaverton submarket of Portland, Oregon, adjacent to existing facilities of approximately 400,000 square feet. There was no pre-leasing on either development. In August 1999, the Dallas facility was 100% leased to facilitate the expansion of an existing tenant. As of March 2000, the Beaverton facility was approximately 83% leased.

         The following table sets forth certain information regarding the Company's properties under development as of December 31, 1999:




                                                       Estimated            Rentable Square
     Property Name              Location             Completion Date             Feet               Amount Invested
----------------------------------------------------------------------------------------------------------------------

Creekside                 Beaverton, OR                April 2000                 22,000             $    1,964,000
Lafayette                 Chantilly, VA               October 2000               136,000                  1,627,000
Royal Tech 17             Las Colinas, TX            September 2000              100,000                      2,000
Royal Tech 18             Las Colinas, TX             October 2001               100,000                      2,000
Woodside                  Beaverton, OR                   TBD                    136,000                  2,954,000
Pinnacle                  Chantilly, VA                   TBD                     91,000                  2,067,000
                                                                            ------------------       -----------------
                                                                                 585,000             $    8,616,000
                                                                            ==================       =================


         The Creekside project is located within the Company's Creekside Corporate Park where it has 600,000 square feet of existing flex/office space. The building is a single story office/flex building with glass exterior walls on four sides. It is zoned for office, R&D, assembly and light industrial. The Company currently has approximately 1,067,000 square feet of rentable space in Beaverton, Oregon. The project is expected to cost approximately $3.9 million. Rent stabilization is expected by November 2000.

         The Lafayette project consists of two single story flex buildings with glass storefront on three sides of the building. The Lafayette project consists of two single story flex buildings with glass storefront on three sides of the building. Typical building depth is a highly efficient 110 feet which can easily accommodate either multiple small tenants or full building users. The Company currently has approximately 354,000 square feet of rentable space in Chantilly, VA. The project is expected to cost approximately $11.9 million. Rent stabilization is expected by April 2001.

         Subsequent to year end, the Company acquired 21 acres of land in Las Colinas, Texas just east of the Dallas Ft. Worth International Airport with frontage along I-635 (LBJ Freeway). The Company will develop 200,000 square feet of single story brick and glass office/flex in two phases for an estimated cost of $24 million. The first phase of approximately 100,000 square feet is expected to be shell complete by September 2000. The second phase will commence upon lease up of the first phase. The Company currently has approximately 843,000 square feet of rentable space in Las Colinas, TX.

         The Company owns 8 acres of vacant land in the Woodside Corporate Park purchased in 1998. The land is permitted for a three building complex.

         In the second quarter of 1999, 6.4 acres of land located in Chantilly, Virginia was purchased as part of a package of other properties that included 297,000 square feet of flex space. The proposed development is a four story office building.

ITEM 3.   LEGAL PROCEEDINGS

         On November 3, 1999, the Company filed an action entitled PS Business Parks, Inc. v. Larry Howard, et al. (Case No. BC219580) in the Los Angeles Superior Court seeking damages in excess of $1 million, as well as equitable relief. The complaint alleges that Mr. Howard and entities controlled by him engaged in unfair trade practices, including (1) negotiating kickbacks, secret rebates and/or unearned discounts from third party suppliers for "providing" Company business to those suppliers and (2) disrupting the Company's relationship with various suppliers. Mr. Howard is not an officer, employee or authorized agent of the Company.

         On or about February 14, 2000, Mr. Howard and entities controlled by him filed a cross-complaint against the Company, Public Storage, Inc., and several other cross-defendants alleging, among other things, (1) interference with Mr. Howard's contractual relations with various third party suppliers, (2) violation of Title VII of the Civil Rights Act and (3) abuse of process. None of the cross-complainants assigned any dollar amount in the cross-complaint to the claims. The Company intends to vigorously contest the claims in the cross-complaint.

         Mary Jayne Howard, former executive vice president of the Company, is married to Mr. Howard. On March 7, 2000, Ms. Howard ceased employment with the Company. Ronald L. Havner, Jr., Chief Executive Officer of the Company, assumed Ms. Howard's operational responsibilities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 1999.

ITEM 4A.  EXECUTIVE OFFICERS

         The following is a biographical summary of the executive officers of the Company:

         Ronald L. Havner, Jr., age 42, has been Chairman, President and Chief Executive Officer of the Company since March 1998. From December 1996 until March 1998, Mr. Havner was Chairman, President and Chief Executive Officer of AOPP. He was Senior Vice President and Chief Financial Officer of PSI, an affiliated REIT, and Vice President of the Company and certain other REITs affiliated with PSI, until December 1996. Mr. Havner became an officer of PSI in 1986, prior to which he was in the audit practice of Arthur Andersen & Company. He is a member of the American Institute of Certified Public Accountants (AICPA), the National Association of Real Estate Investments Trusts (NAREIT) and the Urban Land Institute (ULI) and a Director of Business Machine Security, Inc. and Mobile Storage Group, Inc.

         Jack E. Corrigan, age 39, a certified public accountant, has been Vice President, Chief Financial Officer and Secretary of the Company since June 1998. From February 1991 until June 1998, Mr. Corrigan was a partner of LaRue, Corrigan & McCormick with responsibility for the audit and accounting practice. He was Vice President and Controller of PSI (formerly Storage Equities, Inc.) from 1989 until February 1991.

         J. Michael Lynch, age 47, has been Vice President-Director of Acquisitions and Development of the Company since June 1998. Mr. Lynch was Vice President of Acquisitions and Development of Nottingham Properties, Inc. from 1995 until May 1998. He has 16 years of real estate experience, primarily in acquisitions and development. From 1988 until 1995, Mr. Lynch was a development project manager for The Parkway Companies. From 1983 until 1988, he was an Assistant Vice President, Real Estate Investment Department of First Wachovia Corporation.

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

         The following table sets forth the high and low sales prices of the Common Stock (formerly Common Stock Series A) on the American Stock Exchange for the applicable periods:

                                                            Range
                                            ------------------------------------
      Year                Quarter                High                 Low
-------------------    -----------------    -----------------    ---------------

       1999                  1st                $23-3/4              $21-3/8
                             2nd                 26-3/8               21-5/8
                             3rd                 26                   21-7/8
                             4th                 24-1/8               20-1/4

       1998                  1st                 24-1/2               20-1/2
                             2nd                 25-3/4               22-5/16
                             3rd                 26-5/8               18-7/16
                             4th                 24-3/8               18

         As of March 24, 2000, there were approximately 744 holders of record of the Common Stock.

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

         Distributions paid per share of Common Stock for 1999 and 1998 amounted to $1.00 and $1.10, respectively (distributions paid prior to March 17, 1998 refer to distributions paid on the AOPP common stock).

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

ITEM 6.   SELECTED FINANCIAL DATA (1)

                                                  For the Years Ended                                         For the Years Ended
                                                      December 31,              For the Periods (2)               December 31,
                                                ------------------------ --------------------------------  ------------------------
                                                                          April 1, 1997   January 1, 1997
                                                                             through        through
                                                                           December 31,     March 31,
                                                   1999         1998          1997            1997             1996         1995
                                                ----------- ------------  -------------  ----------------  -----------  -----------
                                                                      (In thousands, except per share data)
Revenues:
Rental income.................................  $ 125,327   $  88,320     $ 24,364        $   5,805         $     -      $     -
Facility management fees......................        471         529          709              247           2,133        2,044
Interest income...............................      2,815       1,411          424               29              43           37
                                                ----------- ------------  -------------  ----------------  -----------  -----------
                                                   28,613      90,260       25,497            6,081           2,176        2,081
                                                ----------- ------------  -------------  ----------------  -----------  -----------
Expenses:
Cost of operations............................     34,891      26,073        9,837            2,493               -            -
Cost of facility management...................         94          77          129               60             514          570
Depreciation and amortization.................     29,762      18,908        4,375              820               -            -
General and administrative....................      3,153       2,233        1,248              213           1,143          319
Interest expense..............................      3,153       2,361            1                -               -            -
                                                ----------- ------------  -------------  ----------------  -----------  -----------
                                                   71,053      49,652       15,590            3,586           1,657          889
                                                ----------- ------------  -------------  ----------------  -----------  -----------
Income  before  minority  interest, income
 taxes and extraordinary item.................     57,560      40,608        9,907            2,495             519        1,192
Minority interest in income - preferred units.     (4,156)          -            -                -               -            -
Minority interest in income - common units....    (11,954)    (11,208)      (6,753)          (1,813)              -            -
                                                ----------- ------------  -------------  ----------------  -----------  -----------
Income before income taxes and extraordinary
 item.........................................     41,450      29,400        3,154              682             519        1,192
Income tax expense (3)........................          -           -            -                -            (216)        (472)
                                                ----------- ------------  -------------  ----------------  -----------  -----------
Income before extraordinary item..............     41,450      29,400        3,154              682             303          720
Extraordinary item, net of minority interest..       (195)          -            -                -               -            -
                                                ----------- ------------  -------------  ----------------  -----------  -----------
Net income....................................  $  41,255   $  29,400     $  3,154        $     682         $   303      $   720
                                                =========== ============  =============  ================  ===========  ===========
Net income allocation:                          $   3,406   $       -     $      -        $       -         $     -      $     -
Allocable to preferred shareholders...........     37,849      29,400        3,154              682             303          720
                                                ----------- ------------  -------------  ----------------  -----------  -----------
Allocable to common shareholders..............  $  41,255   $  29,400     $  3,154        $     682         $   303      $   720
                                                =========== ============  =============  ================ ============  ===========
-----------------------------------------------------------------------------------------------------------------------------------
Per Common Share:
-----------------
Distribution..................................  $    1.00   $    1.10     $   0.68        $    0.00         $  0.43      $  0.90
Net income - Basic............................  $    1.60   $    1.52     $   0.92        $    0.31         $  0.32      $  0.80
Net income - Diluted..........................  $    1.60   $    1.51     $   0.92        $    0.31         $  0.32      $  0.80
Weighted average common shares - Basic........     23,641      19,361        3,414            2,193             947          905
Weighted average common shares - Diluted......     23,709      19,429        3,426            2,193             947          905
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
-------------------
Total assets..................................  $ 903,741   $ 709,414     $323,454        $ 136,922         $ 1,941      $ 1,110
Total debt....................................     37,066      50,541        3,500                -               -            -
Minority interest - preferred units...........    132,750           -            -                -               -            -
Minority interest - common units..............    157,199     153,015      168,665           97,180               -            -
Preferred stock...............................     55,000           -            -                -               -            -
Common shareholders' equity...................  $ 500,531   $ 489,905     $142,958        $  36,670         $ 1,734      $ 1,041
-----------------------------------------------------------------------------------------------------------------------------------
Other Data:
-----------
Net cash provided by operating activities.....  $  88,440   $  60,228     $ 13,597        $   5,840         $   413      $   950
Net cash used in investing activities.........   (131,318)   (308,646)     (47,105)            (582)              -            -
Net cash provided by (used in) financing          111,030     250,602       31,443             (228)           (378)         (84)
 activities...................................
Funds from operations (4).....................  $  76,353   $  57,430     $ 14,282        $   3,315         $   303      $   720
FFO per share.................................  $    2.45   $    2.14     $   1.33        $    0.41         $  0.32      $  0.80
Square footage owned at end of period.........     12,359      10,930        6,009            3,014               -            -
-----------------------------------------------------------------------------------------------------------------------------------

(1) The selected financial data for periods prior to March 17, 1998 refers to AOPP.
(2) See Note 2 of the Notes to Consolidated Financial Statements.
(3) During 1997, the Company qualified and intends to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders.
(4) Funds from operations ("FFO") is defined as net income, computed in accordance with generally accepted accounting principles ("GAAP") before depreciation, amortization, minority interest in income, straight line rent adjustments and extraordinary or non-recurring items. FFO does not represent net income or cash flows from operations as defined by GAAP. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for cash flow or net income as a measure of liquidity or operating performance or ability to make acquisitions and capital improvements or ability to pay distributions or debt principal payments. Also, FFO as computed and disclosed by the Company many not be comparable to FFO computed and disclosed by other REITs.

ITEM 7.   MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL   CONDITION  AND
          RESULTS  OF OPERATIONS

         The following discussion and analysis of the results of operations and financial condition of PS Business Parks, Inc. (the "Company") should be read in conjunction with the selected financial data and the Company's consolidated financial statements and notes thereto included elsewhere in the form 10-K. References to the Company for periods prior to March 17, 1998 refer to AOPP.

         Forward-Looking Statements: When used within this document, the words "expects," "believes," anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors. Actual results could differ materially from those set forth in the forward-looking statements as a result of various factors. Such factors include, but are not limited to a change in economic conditions in the various markets served by the Company's operations which would adversely affect the level of demand for rental of commercial space and the cost structure of the Company, general real estate investment risks, competition, risks associated with acquisition and development activities and debt financing, environmental matters, general uninsured losses and seismic activity. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Overview: During 1999 and 1998, the Company focused on increasing cash flow from its existing core portfolio of properties, expanded its presence in existing markets through strategic acquisition and developments and strengthened its balance sheet primarily through the issuance of common and preferred stock/units at reasonable prices. By maintaining low leverage, the Company facilitated future growth.

         During 1999, the Company added approximately 1.3 million square feet to its portfolio at an aggregate cost of approximately $103 million. These acquisitions increase the Company's presence in its existing markets, which the Company believes have the characteristics necessary for long-term growth. The Company acquired 483,000 square feet in Texas for approximately $32 million, 405,000 square feet in Northern Virginia/Maryland market for approximately $41 million, 211,000 square feet in Northern California for approximately $17 million and 200,000 square feet in Arizona for approximately $13 million.

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

Comparison of 1999 to 1998
--------------------------

         Results of Operations: Net income for the year ended December 31, 1999 was $41,255,000 compared to $29,400,000 for the same period in 1998. Net income allocable to common shareholders (net income less preferred stock dividends) for the year ended December 31, 1999 was $37,849,000 compared to $29,400,000 for the same period in 1998. Net income per common share on a diluted basis was $1.60 (based on weighted average diluted common shares outstanding of 23,709,000) for the year ended December 31, 1999 compared to net income per common share on a diluted basis of $1.51 (based on weighted average diluted common shares outstanding of 19,429,000) for the year ended December 31, 1998. The increases in net income and net income per share reflect the Company's significant growth in its asset base through the acquisition of commercial properties in addition to increased net operating income from its stabilized base of properties.

         The Company's property operations account for almost all of the net operating income earned by the Company. The following table presents the pre-depreciation operating results of the properties for the years ended December 31, 1999 and 1998:

                                                                       1999              1998            Change
                                                                  --------------     -------------     -----------
Rental income:
Facilities  owned  throughout each period (50 facilities owned throughout  each period,  6.4 million net rentable square
     feet)....................................................      $63,356,000       $58,755,000           7.8%
Facilities   acquired   subsequent   to   January   1998   (75
     facilities, 6.0 million net rentable square feet)........       61,971,000        29,565,000         109.6%
                                                                  --------------     -------------     -----------
Total rental income...........................................     $125,327,000       $88,320,000          41.9%
                                                                  ==============     =============     ===========

Cost of operations (excluding depreciation):
Facilities owned throughout each period.......................      $19,297,000       $18,855,000           2.3%
Facilities acquired subsequent to January 1998................       15,594,000         7,218,000         116.0%
                                                                  --------------     -------------     -----------
Total cost of operations......................................      $34,891,000       $26,073,000          33.8%
                                                                  ==============     =============     ===========


Net operating income (rental income less cost of operations):
Facilities owned throughout each period.......................      $44,059,000       $39,900,000          10.4%
Facilities acquired subsequent to January 1998................       46,377,000        22,347,000         107.5%
                                                                  --------------     -------------     -----------
Total net operating income....................................      $90,436,000       $62,247,000          45.3%
                                                                  ==============     =============     ===========


         Rental income and rental income less cost of operations or net operating income ("NOI") prior to depreciation are summarized for the year ended December 31, 1999 by major geographic regions below:



                              Square         Percent         Rental         Percent                       Percent
        Region               Footage        of Total         Income         of Total        NOI           of Total
------------------------   --------------   ----------    -------------     ---------   -------------     ---------
Southern California....       3,091,000         25.0%      $33,962,000         27.1%     $25,426,000         28.1%
Northern California....       1,317,000         10.7%       12,376,000          9.9%       9,176,000         10.1%
Southern Texas.........       1,031,000          8.3%        9,899,000          7.9%       6,430,000          7.1%
Northern Texas.........       2,003,000         16.2%       16,094,000         12.8%      10,868,000         12.0%
Virginia...............       1,612,000         13.0%       18,824,000         15.0%      13,679,000         15.1%
Maryland...............       1,104,000          8.9%       13,615,000         10.9%       9,642,000         10.7%
Oregon.................       1,169,000          9.5%       14,684,000         11.7%      11,465,000         12.8%
Other..................       1,032,000          8.4%        5,873,000          4.7%       3,750,000          4.1%
                           --------------   ----------    -------------     ---------   -------------     ---------
                             12,359,000        100.0%     $125,327,000        100.0%     $90,436,000        100.0%
                           ==============   ==========    =============     =========   =============     =========


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

         Beginning with the first quarter of 2000, the Company will add 48 properties acquired in 1998 totaling approximately four million square feet to its "Same Park" facilities. These properties will have been owned and operated for the comparable periods and will provide a more comprehensive analysis of the portfolio's operations. In addition, the Company will subtract two properties totaling approximately 392,000 square feet that it plans to sell during the next twelve months. The "Same Park" facilities will then total 10.8 million square feet and represent approximately 87% of the square footage of the Company's existing portfolio.

                     "Same Park" Facilities (62 Properties)
                     --------------------------------------

                                                                         Year Ended
                                                                        December 31,
                                                             ------------------------------------
                                                                   1999               1998 (4)          Change
                                                             ----------------    ----------------     -----------


  Rental income (1)....................................      $  72,641,000       $  67,191,000             8.1%
  Cost of operations...................................         22,838,000          22,491,000             1.5%
                                                             ----------------    ----------------     -----------
  Net operating income.................................      $  49,803,000       $  44,700,000            11.4%
                                                             ================    ================     ===========


  Gross margin (2).....................................          68.6%               66.5%                 2.1%



  Weighted average for period:
  ----------------------------

      Occupancy........................................          96.5%               94.5%                 2.0%
      Annualized realized rent per sq. ft.(3) .........          $10.45              $9.87                 5.9%



--------------
(1) Rental income does not include the effect of straight-line accounting.

(2) Gross margin is computed by dividing property net operating income by rental income.

(3) Realized rent per square foot represents the actual revenues earned per occupied square foot.

(4) Operations for the year ended December 31, 1998 represent the historical operations of the 62 properties; however, the Company did not own all of the properties throughout the periods presented and therefore such operations are not reflected in the Company's historical operating results. All such properties were owned effective March 17, 1998.

The following table summarizes the "Same Park" operating results by major geographic region for the year ended December 31, 1999 and 1998:



                             Revenues        Revenues        Percent          NOI             NOI            Percent
         Region                1999            1998         Increase         1999             1998           Increase
------------------------   --------------   ------------  -------------    ---------      --------------    -----------
Southern California.....    $32,510,000     $29,189,000       11.4%        $23,678,000     $20,317,000         16.5%
Northern California.....      8,337,000       7,673,000        8.7%          6,113,000       5,406,000         13.1%
Southern Texas..........      4,158,000       3,832,000        8.5%          2,161,000       1,928,000         12.1%
Northern Texas..........      2,952,000       2,825,000        4.5%          1,574,000       1,531,000          2.8%
Virginia................      9,119,000       8,634,000        5.6%          6,102,000       5,654,000          7.9%
Maryland................      9,065,000       8,662,000        4.7%          6,152,000       5,858,000          5.0%
Arizona.................      2,812,000       2,730,000        3.0%          1,737,000       1,749,000         (0.7%)
Other...................      3,688,000       3,646,000        1.1%          2,286,000       2,257,000          1.2%
                           --------------   ------------  -------------    ------------   --------------    -----------
                            $72,641,000     $67,191,000        8.1%        $49,803,000     $44,700,000         11.4%
                           ==============   ============  =============    ============   ==============    ===========


         The increases noted above reflect the performance of the Company's existing markets. All major markets reflected increases in rental rates. There were some corresponding increases in operating expenses in Texas and Arizona due primarily to property tax increases.

         Facility Management Operations: The Company's facility management accounts for a small portion of the Company's net operating income. During the year ended December 31, 1999, $377,000 in net operating income was recognized from facility management operations compared to $452,000 for the same period in 1998. Facility management fees have decreased due to the Company's acquisition of properties previously managed.

         Interest and Other Income: Interest and other income reflects earnings on cash balances. Interest and other income was $2,815,000 for the year ended December 31, 1999 compared to $1,411,000 for the same period in 1998. The increase is attributable to increased average cash balances primarily due to the Company's issuance of preferred stock and preferred units in its Operating Partnership. Average cash balances for the year ended December 31, 1999 were approximately $51.2 million, compared to $28.2 million for the same period in 1998.

         Cost of Operations: Cost of operations for the year ended December 31, 1999 was $34,891,000 compared to $26,073,000 for the same period in 1998. The increase is due primarily to the growth in the total square footage of the Company's portfolio of properties. Cost of operations as a percentage of rental income decreased from 29.5% for the year ended December 31, 1998 to 27.8% for the year ended December 31, 1999 as a result of increasing revenues combined with controlled expenses. Controlled expenses resulted from the economies of scale achieved through the acquisition of properties in existing markets. Cost of operations consists primarily of property taxes ($10,931,000), property maintenance ($6,051,000), utilities ($6,020,000) and direct payroll ($5,607,000)
for the year ended December 31, 1999.

         Depreciation and Amortization Expense: Depreciation and amortization expense for the year ended December 31, 1999 was $29,762,000 compared to $18,908,000 for the same period in 1998. The increase is due to the acquisition of real estate facilities in 1998 and 1999.

         General and Administrative Expense: General and administrative expense was $3,153,000 for the year ended December 31, 1999 compared to $2,233,000 for the same period in 1998. The increase is due primarily to the growth in the size of the Company. Included in general and administrative costs are acquisition costs and abandoned transaction costs. Acquisition expenses for 1999 and 1998 were $430,000 and $844,000, respectively. Abandoned transaction costs for 1999 and 1998 were $41,000 and $65,000, respectively.

         Interest Expense: Interest expense was $3,153,000 for the year ended December 31, 1999 compared to $2,361,000 for the same period in 1998. Interest expense consists of $3,121,000 associated with mortgage notes and $1,021,000 associated with the line of credit and temporary financing of acquisitions, net of $989,000 of interest expense capitalized to ongoing construction projects for the year ended December 31, 1999.

         Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership which are not owned by the Company. Minority interest in income for the year ended December 31, 1999 was $16,049,000 ($4,156,000 allocated to preferred unitholders and $11,893,000 allocated to common unitholders) compared to $11,208,000 allocated to common unitholders for the same period in 1998. The increase in minority interest in income is due primarily to the issuance of preferred operating partnership units and to a lesser extent, the issuance of additional common units in connection with the acquisition of real estate facilities and improved operating results.

Comparison of 1998 to 1997
--------------------------

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



                                                                 April 1, 1997     January 1, 1997     For the Year
                                                                    through           through             Ended
                                                                  December 31,        March 31,         December 31,
                                                                      1997              1997               1997
                                                                 ---------------   ----------------   ---------------
Revenues:
   Rental income.............................................     $  24,364,000       $ 5,805,000     $   30,169,000
   Facility management fees from affiliates..................           709,000           247,000            956,000
   Interest income...........................................           424,000            29,000            453,000
                                                                 ---------------   ----------------   ---------------
                                                                     25,497,000         6,081,000         31,578,000
                                                                 ---------------   ----------------   ---------------


Expenses:
  Cost of operations.........................................         9,837,000         2,493,000         12,330,000
  Cost of facility management................................           129,000            60,000            189,000
  Depreciation and amortization..............................         4,375,000           820,000          5,195,000
  General and administrative.................................         1,248,000           213,000          1,461,000
  Interest expense...........................................             1,000                 -              1,000
                                                                 ---------------   ----------------   ---------------
                                                                     15,590,000         3,586,000         19,176,000
                                                                 ---------------   ----------------   ---------------


Income before minority interest..............................         9,907,000         2,495,000         12,402,000


  Minority interest in income................................        (6,753,000)       (1,813,000)        (8,566,000)
                                                                 ---------------   ----------------   ---------------

Net income...................................................      $  3,154,000       $   682,000      $   3,836,000
                                                                 ===============   ================   ===============



         Results of Operations: Net income for the year ended December 31, 1998 was $29,400,000 compared to $3,836,000 for the same period in 1997. Net income per common share on a diluted basis was $1.51 (based on weighted average diluted common shares outstanding of 19,429,000) for the year ended December 31, 1998 compared to net income per common share on a diluted basis of $1.23 (based on weighted average diluted common shares outstanding of 3,129,000) for the year ended December 31, 1997, representing an increase of 22.7%. The increases in net income and net income per share reflects the Company's significant growth in its asset base through the acquisition of commercial properties and increase in net operating income from the consistent group of properties.

         The Company's property operations account for almost all of the net operating income earned by the Company. The following table presents the pre-depreciation operating results of the properties for the years ended December 31, 1998 and 1997:


                                                                        1998               1997              Change
                                                                  ----------------    ----------------     -----------

Rental income:
Facilities  owned  throughout each period (35 facilities, 3.0
   million net rentable square feet)..........................        $25,045,000       $23,936,000             4.6%
Facilities  acquired  between  March 31, 1997 and December 31,
     1998 (71  facilities,  7.9  million net  rentable  square
     feet)....................................................         63,275,000         6,233,000           915.2%
                                                                  ----------------    ----------------     -----------
Total rental income...........................................        $88,320,000       $30,169,000           192.8%
                                                                  ================    ================     ===========

Cost of operations (excluding depreciation):
Facilities owned throughout each period.......................        $10,023,000       $10,073,000            (0.5%)
Facilities  acquired  between  March 31, 1997 and December 31,
     1998.....................................................         16,050,000         2,257,000           611.1%
                                                                  ----------------    ----------------     -----------
Total cost of operations......................................        $26,073,000       $12,330,000           111.5%
                                                                  ================    ================     ===========


Net operating income (rental income less cost of operations):.
Facilities owned throughout each period.......................        $15,022,000       $13,863,000             8.4%
Facilities  acquired  between  March 31, 1997 and December 31,
     1998.....................................................         47,225,000         3,976,000         1,087.8%
                                                                  ----------------    ----------------     -----------
Total net operating income....................................        $62,247,000       $17,839,000           248.9%
                                                                  ================    ================     ===========



         Rental income and rental income less cost of operations or net operating income ("NOI") prior to depreciation are summarized for the year ended December 31, 1998 by major geographic regions below:



                                 Square        Percent         Rental         Percent                        Percent
          Region                 Footage       of Total        Income         of Total          NOI          of Total
------------------------     --------------   ------------  -------------    ------------  --------------    ---------
Southern California........       3,085,000        28.2%      $28,930,000       32.7%       $20,803,000         33.4%
Northern California........       1,105,000        10.1%        7,557,000        8.6%         5,513,000          8.9%
Virginia/Maryland..........       2,315,300        21.2%       22,710,000       25.7%        15,864,000         25.5%
Texas......................       2,489,700        22.8%       13,927,000       15.8%         8,865,000         14.2%
Oregon.....................       1,102,300        10.0%        9,725,000       11.0%         7,652,000         12.3%
Other......................         832,600         7.7%        5,471,000        6.2%         3,550,000          5.7%
                             --------------   ------------  -------------    ------------  --------------    ---------
Total......................      10,929,900       100.0%      $88,320,000      100.0%       $62,247,000        100.0%
                             ==============   ============  =============    ============  ==============    =========


         Supplemental Property Data and Trends: In order to evaluate the performance of the Company's overall portfolio, management Supplemental Property Data and Trends: In order to evaluate the performance of the Company's overall portfolio, management analyzes the operating performance of a consistent group of 51 properties (4.2 million net rentable square feet). These 51 properties represent a mature group of properties that have been managed by the Company for at least three years and, as of March 17, 1998, were owned by the Company. The following table summarizes the pre-depreciation historical operating results of the "Same Park" facilities excluding the effects of accounting for rental income on a straight-line basis.


                     "Same Park" Facilities (51 Properties)
                     --------------------------------------

                                                                         Year Ended
                                                                        December 31,
                                                             ------------------------------------
                                                                 1998 (4)            1997 (4)           Change
                                                             ----------------    ----------------     -----------

  Rental income (1)....................................      $  38,927,000       $  36,760,000           5.9%

  Cost of operations...................................         14,718,000          14,655,000           0.4%
                                                             ----------------    ----------------     -----------
  Net operating income.................................      $  24,209,000       $  22,105,000           9.5%
                                                             ================    ================     ===========

  Gross margin (2).....................................          62.2%               60.1%               2.1%


  Weighted average for period:
  ---------------------------

      Occupancy........................................          95.1%               94.6%               0.5%
      Annualized realized rent per sq. ft.(3) .........          $9.74               $9.24               5.4%

------------------
(1) Rental income does not include the effect of straight-line accounting.

(2) Gross margin is computed by dividing property net operating income by rental income.

(3) Realized rent per square foot represents the actual revenues earned per occupied square foot.

(4) Operations for the year ended December 31, 1998 and 1997 represent the historical operations of the 51 properties; however, the Company did not own all of the properties throughout the periods presented and therefore such operations are not reflected in the Company's historical operating results. All such properties were owned effective March 17, 1998.

The following table summarizes the operating results displayed above by major geographic regions:


                                 Revenues      Revenues      Percentage          NOI           NOI        Percentage
                                   1998          1997         Increase          1998           1997        Increase
                               ------------   -----------    ----------     ------------   ------------   ----------
Southern California........    $14,965,000    $14,362,000       4.2%         $9,639,000     $9,075,000       6.2%
Northern California........      5,668,000      5,227,000       8.4%          3,836,000      3,472,000      10.5%
Virginia/Maryland..........      5,271,000      4,953,000       6.4%          3,314,000      2,854,000      16.1%
Texas......................      6,649,000      6,394,000       4.0%          3,407,000      3,206,000       6.3%
Arizona....................      2,728,000      2,477,000      10.1%          1,731,000      1,488,000      16.3%
Other......................      3,646,000      3,347,000       8.9%          2,282,000      2,010,000      13.5%
                               ------------   -----------    ----------     ------------   ------------   ----------
                               $38,927,000    $36,760,000       5.9%        $24,209,000    $22,105,000       9.5%
                               ============   ===========    ==========     ============   ============   ==========


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

         Interest and Other Income: Interest and other income reflects earnings on cash balances. Interest and other income was $1,411,000 for the year ended December 31, 1998 compared to $453,000 for the same period in 1997. The increase is attributable to increased average cash balances primarily due to the Company's issuance of common stock in January and May 1998 and the timing of investing these funds in newly acquired real estate facilities. Average cash balances for the year ended December 31, 1998 were approximately $28 million, compared to $9 million for the same period in 1997.

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

Liquidity and Capital Resources
-------------------------------

         Net cash provided by operating activities for the year ended December 31, 1999 and 1998 was $88,440,000 and $60,228,000, respectively. Management believes that its internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and maintain the current level of distributions to shareholders.

         The following table summarizes the Company's ability to make capital improvements to maintain its facilities through the use of cash provided by operating activities. The remaining cash flow is available to the Company to pay distributions to shareholders, make principal payments on debt and to make investments in real estate.


                                                                                     Year Ended December 31,
                                                                                 ---------------------------------
                                                                                      1999               1998
                                                                                 ---------------    --------------

Net income............................................................            $41,255,000        $29,400,000
Depreciation and amortization.........................................             29,762,000         18,908,000
Minority interest in income...........................................             16,048,000         11,208,000
Change in working capital.............................................              1,375,000            712,000
                                                                                 ---------------    --------------
Net cash provided by operating activities.............................             88,440,000         60,228,000

Maintenance capital expenditures......................................             (3,911,000)        (3,376,000)
Tenant improvements...................................................             (5,555,000)        (5,258,000)
Capitalized lease commissions.........................................             (2,213,000)        (1,979,000)
                                                                                 ---------------    --------------
Funds available for distribution to shareholders, minority interests,
   acquisitions and other corporate purposes..........................             76,761,000         49,615,000

Cash distributions to shareholders and minority interests.............            (38,632,000)       (29,904,000)
                                                                                 ---------------    --------------
Excess funds available for principal payments on debt, investments in
   real estate and other corporate purposes...........................            $38,129,000        $19,711,000
                                                                                 ===============    ==============


         The Company's capital structure is characterized by a low level of leverage. As of December 31, 1999, the Company had eight fixed rate mortgage notes payable totaling $37,066,000 which represented 4.2% of its total capitalization (based on book value, including minority interests and debt). The weighted average interest rate for the mortgage notes is 7.67%.

         In August 1999, the Company extended its unsecured line of credit (the "Credit Facility") with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 6, 2002. The expiration date may be extended by one year on each anniversary of the Credit Facility. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.75% to 1.35% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 1.00%). In addition, the Company is required to pay an annual commitment fee of 0.25%.

         The Company expects to fund its growth strategies with permanent capital, including issuances of common and preferred stock and internally generated retained cash flows. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its line of credit. The Company intends to repay amounts borrowed under the credit facility from undistributed cash flow or, as market conditions permit and as determined to be advantageous, from the public or private placement of preferred and common stock or formation of joint ventures. The Company targets a leverage ratio of 40% and a Funds From Operations ("FFO") to combined fixed charges and preferred distributions ratio of 3.0 to 1.0. As of December 31, 1999 and for the year then ended, the leverage ratio was 24% and the FFO to combined fixed charges and preferred distributions coverage ratio was 7.4 to 1.0.

         In April 1999, the Company completed a private placement of preferred OP units and a public offering of depositary shares representing fractional interest in perpetual preferred stock resulting in net proceeds totaling $65.6 million. The net proceeds from the placement of preferred OP units, completed April 23, 1999 were approximately $12.5 million. The preferred OP units have a preferred distribution rate of 8 7/8% on a stated value of $12.75 million. The preferred OP units have equivalent terms to those of perpetual preferred stock. Net proceeds from the public perpetual preferred stock offering completed April 30, 1999 were $53.1 million. The preferred stock has a dividend rate of 9 1/4% on a stated value of $55 million. Proceeds from the issuances were used to pay off borrowings from an affiliate and a portion was used to repay a mortgage note payable of approximately $11 million. The remaining proceeds were used for investment in real estate.

         On September 3, 1999, the Operating Partnership completed a private placement of 3,200,000 preferred units with a preferred distribution rate of 8 3/4%. The net proceeds from the placement of preferred units were approximately $78 million. A portion of the proceeds was used to prepay a mortgage note payable of approximately $8.5 million. On September 7 and 23, 1999, the Operating Partnership completed private placements of 1,200,000 and 400,000 preferred units, respectively, with a preferred distribution rate of 8 7/8%. The net proceeds from the placement of preferred units were approximately $39.2 million. At December 31, 1999, the Company had $74.2 million of proceeds from these placements invested in short-term interest bearing accounts. The Company will evaluate opportunities to invest this capital in real estate assets over the next year.

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

         In May 1998, the Company completed two common stock offerings, raising net proceeds totaling $118.9 million. In the first offering, the Company sold 4,000,000 shares of common stock to an underwriter, resulting in approximately $95.2 million of net proceeds. These shares were resold to various institutional investors. A portion of the proceeds was used to retire debt incurred as a result of a $190 million property portfolio acquisition. In the second common stock offering, the Company sold 1,025,800 common shares to an underwriter, resulting in net proceeds of $23.7 million. These proceeds were used for subsequent acquisitions of commercial properties.

         Funds from Operations: FFO is defined as net income, computed in accordance with generally accepted accounting principles ("GAAP"), before depreciation, amortization, minority interest in income, straight line rent adjustments and extraordinary or non-recurring items. FFO is presented because the Company considers FFO to be a useful measure of the operating performance of a REIT which, together with net income and cash flows provides investors with a basis to evaluate the operating and cash flow performances of a REIT. FFO does not represent net income or cash flows from operations as defined by GAAP. FFO does not take into consideration scheduled principal payments on debt or capital improvements. Accordingly, FFO is not necessarily a substitute for cash flow or net income as a measure of liquidity or operating performance or ability to make acquisitions and capital improvements or ability to make distributions or debt principal payments. Also, FFO as computed and disclosed by the Company may not be comparable to FFO computed and disclosed by other REITs.

         FFO for the Company is computed as follows:


                                                                                      1999              1998
                                                                                 ---------------   ---------------

Net income allocable to common shareholders...............................         $37,849,000       $29,400,000
Extraordinary item, net of minority interest..............................             195,000                 -
Depreciation and amortization.............................................          29,762,000        18,908,000
Minority interest in income - common units................................          11,954,000        11,208,000
Effects of straight line rents............................................          (3,407,000)       (2,086,000)
                                                                                 ---------------   ---------------
Consolidated FFO allocable to common shareholders and minority interests..          76,353,000        57,430,000
FFO allocated to minority interests - common units........................         (18,248,000)      (15,852,000)
                                                                                 ---------------   ---------------
FFO allocated to common shareholders......................................         $58,105,000       $41,578,000
                                                                                 ===============   ===============


         Capital Expenditures: During 1999, the Company incurred $11.7 million or $1.01 per weighted average square foot in maintenance capital expenditures, tenant improvements and capitalized leasing commissions. In addition, the Company made $3.2 million of renovation expenditures on two properties in Texas. On a recurring annual basis, the Company expects $0.90 to $1.20 per square foot in recurring capital expenditures ($11 - $15 million based on square footage at December 31, 1999). In addition, the Company expects to make $1.0 million in renovations on a property in Southern California.

         During 1998, the Company incurred $10.6 million or $1.17 per weighted average square foot in maintenance capital expenditures, tenant improvements and capitalized leasing commissions. In addition, the Company made $0.5 million of renovation expenditures.

         Distributions: The Company has elected and intends to qualify as a REIT for federal income tax purposes. In order to maintain its status as a REIT, the Company must meet, among other tests, sources of income, share ownership and certain asset tests. As a REIT, the Company is not taxed on that portion of its taxable income that is distributed to its shareholders provided that at least 95% of its taxable income is distributed to its shareholders prior to filing of its tax return.

         The Board of Directors declared a quarterly dividend of $0.25 per common share on March 2, 2000. The Board of Directors has established a distribution policy to maximize the retention of cash flow. In addition, the Board of Directors declared a quarterly dividend of $0.578125 per share on the depositary shares each represent 1/1,000 of a share of 9 1/4% Cumulative Preferred Stock, Series A. Distributions are payable on March 31, 2000 to shareholders of record as of the close of business on March 15, 2000.

Impact of Year 2000 ("Y2K")
---------------------------

         The "Y2K Issue" arises because many computerized systems use two digits rather than four to identify a year. Any of the Company's computer programs or hardware with the Y2K issue that have date sensitive applications or embedded chips could recognize a date using "00" as the year 1900 rather than the year 2000. The same issue has been faced by the Company's outside vendors, including those vendors in the banking and payroll processing areas. Any failure in these areas could result in disruptions of operations.

         As a result of the Company's assessment and remediation activities conducted in recent years, the Company experienced no significant disruptions in its operations, and believes that its information systems responded successfully to the Y2K date change.

         At this time, the Company is not aware of any material problems that resulted from the Y2K date change at any of its outside vendors, including those vendors in the banking and payroll processing areas.

         The Company will continue to monitor its information systems and those of its outside vendors throughout the year 2000 to ensure that any latent Y2K Issues that may arise are addressed promptly.

         There can be no assurance that the Company has identified all potential Y2K Issues either within the Company's information systems, at its outside vendors or at external agents. In addition, the impact of any unresolved or unidentified Y2K Issues on governmental entities and utility providers and the resulting impact upon the Company, as well as disruptions in the general economy, may be material but cannot be reasonable determined or quantified.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         To limit the Company's exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting either of common or preferred stock. At December 31, 1999, the Company's debt as a percentage of shareholders' equity (based on book values) was 6.7%.

         The Company's market risk sensitive instruments include mortgage notes payable which totaled $37,066,000 at December 31, 1999. Substantially all of the Company's mortgage notes payable bear interest at fixed rates. See Note 7 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable as of December 31, 1999. Based on borrowing rates currently available to the Company, the carrying amount of debt approximates fair value.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company (AOPP for periods prior to March 17, 1998) at December 31, 1999 and 1998 and for the years ended December 31, 1999 and 1998, the period from April 1, 1997 through December 31, 1997 and the period from January 1, 1997 through March 31, 1997 and the report of Ernst & Young LLP, Independent Auditors, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index of Financial Statements and Schedule in Item 14.

ITEM 9.   CHANGES   IN   AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement to be filed in connection with the annual shareholders' meeting to be held in 2000 (the "Proxy Statement") under the caption "Election of Directors." Information required by this item with respect to executive officers is provided in Item 4A of this report. See "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Election of Directors-Security Ownership of Certain Beneficial Owners" and "-Security Ownership of Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The  information  required  by this  item  is  hereby  incorporated  by reference to the material appearing in the Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation-Certain Relationships and Related Transactions."

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

a.    1.  Financial Statements

      The financial statements listed in the accompanying Index to Financial Statements and Schedule hereof are filed as part of this report.

      2.  Financial Statements Schedule

      The financial statements schedule listed in the accompanying Index to Financial Statements and Schedule are filed as part of this report.

      3.  Exhibits

      See Index to Exhibits contained herein.

b.    Reports on Form 8-K

      The Company filed a Current Report on Form 8-K dated December 30, 1999 (filed January 10, 2000), as amended by Form 8-K/A dated December 30, 1999 (filed March 13, 2000) pursuant to Item 5, which filed Combined Statements of Certain Revenues and Certain Expenses for the Monroe/Lafayette Properties for the nine months ended September 30, 1999 and for the year ended December 31, 1998, Combined Statements of Certain Revenues and Certain Expenses for the Kohm Properties for the nine months ended September 30, 1999 and for the year ended December 31, 1998, Statements of Certain Revenues and Certain Operating Expenses for the Northpointe Property for the nine months ended September 30, 1999 and for the year ended December 31, 1998 and Combined Statements of Certain Revenues and Certain Operating Expenses for the R&B Properties for the nine months ended September 30, 1999 and for the year ended December 31, 1998.

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

 3.1 Restated Articles of Incorporation. Filed with Registrant's Registration Statement No. 333-78627 and incorporated herein by reference.

 3.2 Certificate of Determination of Preferences of 81/4% Series C Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

 3.3 Certificate of Determination of Preferences of 8 7/8% Series X Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

 3.4 Amendment to Certificate of Determination of Preferences of 8 7/8% Series X Cumulative Redeemable Preferred Stock of PS Business Parks,
        Inc. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

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

 10.9 Employment Agreement between Registrant and J. Michael Lynch dated as of May 20, 1998. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

 10.10 Common Stock Purchase Agreement dated as of January 23, 1998 among AOPP and the Investors signatory thereto. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

 10.11 Registration Rights Agreement dated as of January 30, 1998 among AOPP and the Investors signatory thereto. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

 10.12 Registration Rights Agreement dated as of March 17, 1998 between Registrant and Acquiport Two Corporation ("Acquiport Registration Rights Agreement"). Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

 10.13 Letter dated May 20, 1998 relating to Acquiport Registration Rights Agreement. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

 10.14 Revolving Credit Agreement dated August 6, 1998 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

 10.15 First Amendment to Revolving Credit Agreement dated as of August 19, 1999 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

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

 10.22 Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8 1/4% Series C Cumulative Redeemable Preferred Units, dated as of September 3, 1999. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

 10.23 Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8 7/8% Series X Cumulative Redeemable Preferred Units, dated as of September 7, 1999. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

 10.24 Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to Additional 8 7/8% Series X Cumulative Redeemable Preferred Units, dated as of September 23, 1999. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

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

                                                  Dated:  March 29, 2000

                                                  PS BUSINESS PARKS, INC.

                                                  BY: /s/ Ronald L. Havner, Jr.
                                                      -------------------------
                                                      Ronald L. Havner, Jr.
                                                      President, Chairman of the
                                                      Board  and Chief Executive
                                                      Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



               Signature                                 Title                                  Date
-------------------------------------------------------------------------------------------------------------------
                                         President,  Chairman of the Board and
/s/ Ronald L. Havner, Jr.                Chief  Executive  Officer  (principal
-------------------------                executive officer)
Ronald L. Havner, Jr.                                                                      March 29, 2000

                                         Vice  President  and Chief  Financial
/s/ Jack E. Corrigan                     Officer (principal  financial officer
--------------------                     and principal accounting officer)
Jack E. Corrigan                                                                           March 29, 2000

/s/ Harvey Lenkin
-----------------
Harvey Lenkin                            Director                                          March 29, 2000

/s/ Vern O. Curtis
------------------
Vern O. Curtis                           Director                                          March 29, 2000

/s/ James H. Kropp
------------------
James H. Kropp                           Director                                          March 29, 2000

/s/ Jack D. Steele
------------------
Jack D. Steele                           Director                                          March 29, 2000

/s/ Alan K. Pribble
-------------------
Alan K. Pribble                          Director                                          March 29, 2000

/s/ Arthur M. Friedman
----------------------
Arthur M. Friedman                       Director                                          March 29, 2000


                             PS BUSINESS PARKS, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                         (Item 14(a)(3) and Item 14(c))


                                                                                                         Page
Report of Independent Auditors..............................................................             F-1

Consolidated balance sheets as of December 31, 1999 and 1998................................             F-2

Consolidated  statements  of income for  the  years ended  December 31, 1999  and 1998,  the period from April 1, 1997  through  December 31, 1997  and the  period  from January 1, 1997
through March 31, 1997......................................................................             F-3

Consolidated  statement of shareholders' equity  for  the  years ended December 31, 1999 and
1998, the period from April 1, 1997  through  December  31, 1997 and the period from January
1, 1997 through March 31, 1997 .............................................................             F-4

Consolidated  statements  of cash flows for the years ended  December 31, 1999 and 1998, the period from  April 1, 1997  through December 31, 1997 and  the period  from  January 1, 1997
through March 31, 1997 .....................................................................             F-5

Notes to consolidated financial statements..................................................             F-7

Schedule:

III - Real estate and accumulated depreciation..............................................             F-22




All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders
PS Business Parks, Inc.


We have audited the accompanying consolidated balance sheets of PS Business Parks, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1999 and 1998, the period from April 1, 1997 through December 31, 1997 and the period from January 1, 1997 through March 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Business Parks, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years ended December 31, 1999 and 1998, the period from April 1, 1997 through December 31, 1997 and the period from January 1, 1997 through March 31, 1997 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ ERNST & YOUNG LLP



Los Angeles, California
January 31, 2000

                             PS BUSINESS PARKS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                   December 31,            December 31,
                                                                                      1999                    1998
                                                                                ---------------------   ------------------

                                     ASSETS
                                     ------
Cash and cash equivalents................................................       $    74,220,000         $     6,068,000

Real estate facilities, at cost:
     Land................................................................           194,140,000             176,241,000
     Buildings and equipment.............................................           636,261,000             536,697,000
                                                                                ---------------------   ------------------
                                                                                    830,401,000             712,938,000
     Accumulated depreciation............................................           (50,976,000)            (22,517,000)
                                                                                ---------------------   ------------------
                                                                                    779,425,000             690,421,000
Properties held for disposition, net.....................................            14,235,000                       -
Construction in progress.................................................             8,616,000               7,716,000
                                                                                ---------------------   ------------------
                                                                                    802,276,000             698,137,000

Receivables..............................................................               771,000                 242,000
Deferred rent receivables................................................             5,493,000               2,086,000
Intangible assets, net...................................................             1,282,000               1,583,000
Other assets.............................................................            19,699,000               1,298,000
                                                                                ---------------------   ------------------
              Total assets...............................................       $   903,741,000         $   709,414,000
                                                                                =====================   ==================



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


Accrued and other liabilities............................................       $    21,195,000         $    15,953,000
Line of credit...........................................................                     -              12,500,000
Mortgage notes payable...................................................            37,066,000              38,041,000
                                                                                ---------------------   ------------------
     Total liabilities...................................................            58,261,000              66,494,000

Minority interest:
     Preferred units.....................................................           132,750,000                       -
     Common units........................................................           157,199,000             153,015,000

Shareholders' equity:
     Preferred  stock,  $0.01 par  value, 50,000,000  shares  authorized,
         2,200  shares  issued  and  outstanding  at  December  31,  1999
         (none issued or outstanding at December 31, 1998)...............           55,000,000                       -
     Common  stock,  $0.01  par  value,   100,000,000  shares authorized,
         23,645,461   shares   issued  and  outstanding  at  December 31,
         1999,  (23,635,650  shares  issued and  outstanding at  December
         31, 1998).......................................................               236,000                 236,000
      Paid-in capital....................................................           478,889,000             482,471,000
      Cumulative net income..............................................            73,809,000              32,554,000
      Cumulative distributions...........................................           (52,403,000)            (25,356,000)
                                                                                ---------------------   ------------------
         Total shareholders' equity......................................           555,531,000             489,905,000
                                                                                ---------------------   ------------------
              Total liabilities and shareholders' equity.................       $   903,741,000         $   709,414,000
                                                                                =====================   ==================


                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME



                                                              For the Year Ended
                                                                 December 31,                 For the Periods (Note 2)
                                                        --------------------------------  -----------------------------------
                                                                                           April 1, 1997     January 1, 1997
                                                                                              through            through
                                                             1999             1998        December 31, 1997   March 31, 1997
                                                        --------------    --------------  -----------------  ----------------
Revenues:
  Rental income.....................................     $125,327,000      $ 88,320,000     $ 24,364,000      $  5,805,000
  Facility management fees from affiliates..........          471,000           529,000          709,000           247,000
  Interest and other income.........................        2,815,000         1,411,000          424,000            29,000
                                                        --------------    --------------  -----------------  ----------------
                                                          128,613,000        90,260,000       25,497,000         6,081,000
                                                        --------------    --------------  -----------------  ----------------
Expenses:
  Cost of operations................................       34,891,000        26,073,000        9,837,000         2,493,000
  Cost of facility management.......................           94,000            77,000          129,000            60,000
  Depreciation and amortization.....................       29,762,000        18,908,000        4,375,000           820,000
  General and administrative........................        3,153,000         2,233,000        1,248,000           213,000
  Interest expense..................................        3,153,000         2,361,000            1,000                 -
                                                        --------------    --------------  -----------------  ----------------
                                                           71,053,000        49,652,000       15,590,000         3,586,000
                                                        --------------    --------------  -----------------  ----------------
Income before minority interest and extraordinary
   item............................................        57,560,000        40,608,000        9,907,000         2,495,000

  Minority interest in income - preferred units.....       (4,156,000)                -                -                 -
  Minority interest in income - common units........      (11,954,000)      (11,208,000)      (6,753,000)       (1,813,000)
                                                        --------------    --------------  -----------------  ----------------
Income before extraordinary item....................       41,450,000        29,400,000        3,154,000           682,000

  Extraordinary loss on early extinguishment of
   debt, net of minority interest...................         (195,000)                -                -                 -
                                                        --------------    --------------  -----------------  ----------------
Net income..........................................     $ 41,255,000      $ 29,400,000     $  3,154,000      $    682,000
                                                        ==============    ==============  =================  ================
Net income allocation:
   Allocable to preferred shareholders..............     $  3,406,000      $          -     $          -      $          -
   Allocable to common shareholders.................       37,849,000        29,400,000        3,154,000           682,000
                                                        --------------    --------------  -----------------  ----------------
                                                         $ 41,255,000      $ 29,400,000     $  3,154,000      $    682,000
                                                        ==============    ==============  =================  ================
Net income per common share - basic:
   Income before extraordinary item.................     $       1.61      $       1.52     $       0.92      $       0.31
   Extraordinary loss, net of minority interest.....            (0.01)               -                -                 -
                                                        --------------    --------------  -----------------  ----------------
   Net income.......................................     $       1.60      $       1.52     $       0.92      $       0.31
                                                        ==============    ==============  =================  ================


Net income per common share - diluted:
   Income before extraordinary item.................     $       1.61      $       1.51     $       0.92      $       0.31
   Extraordinary loss, net of minority interest.....            (0.01)               -                -                 -
                                                        --------------    --------------  -----------------  ----------------
   Net income.......................................     $       1.60      $       1.51     $       0.92      $       0.31
                                                        ==============    ==============  =================  ================


 Weighted average common shares outstanding:

   Basic............................................       23,641,000        19,361,000        3,414,000         2,193,000
                                                        ==============    ==============  =================  ================
   Diluted..........................................       23,709,000        19,429,000        3,426,000         2,193,000
                                                        ==============    ==============  =================  ================


                            See accompanying notes.
                                      F-3

                             PS BUSINESS PARKS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                           Preferred Stock                 Common Stock
                                                      ---------------------------   ---------------------------
                                                         Shares          Amount        Shares         Amount      Paid-in Capital
                                                      -------------  ------------   ------------   ------------   ---------------
Balances at December 31, 1996...................          899,608         9,000          94,697         1,000          1,573,000
   Issuance of  preferred  stock in exchange for
     real estate facilities.....................        1,198,680        12,000               -             -         19,988,000
   Net income...................................                -             -               -             -                  -
   Issuance of common stock for cash............                -             -           4,797             -             80,000
   Adjustment  to   reflect   cost    of   PSI's
     investment in PSB .........................                -             -               -             -         13,194,000
   Exchange of  preferred stock for common stock       (2,098,288)      (21,000)      2,098,288        21,000                  -
   Adjustment to reflect  minority  interest  to
     underlying ownership interest  ............                -             -               -             -          1,813,000
                                                      -------------  ------------   ------------   ------------   ---------------
Balances at March 31, 1997......................                -             -       2,197,782        22,000         36,648,000
   Issuance of common stock for cash............                -             -       2,025,769        20,000         33,780,000
   Issuance of common stock in exchange for real
     estate facilities..........................                -             -       3,504,758        35,000         75,939,000
   Net income...................................                -             -               -             -                  -
   Distributions paid...........................                -             -               -             -                  -
   Adjustment to reflect  minority  interest  to
     underlying ownership interest..............                -             -               -             -         (3,090,000)
                                                      -------------  ------------   ------------   ------------   ---------------
Balances at December 31, 1997...................                -             -       7,728,309        77,000        143,277,000
   Issuance of common stock:
       Conversion of OP units...................                -             -       1,785,007        18,000         33,005,000
       Private offerings, net of costs..........                -             -       6,774,072        68,000        152,533,000
       Exercise of stock options................                -             -          39,024             -            651,000
       In connection with a business combination                -             -       2,283,438        23,000         46,787,000
       Public offerings, net of costs...........                -             -       5,025,800        50,000        118,810,000
   Net income...................................                -             -               -             -                  -
   Distributions paid...........................                -             -               -             -                  -
   Adjustment  to  reflect  minority interest to
     underlying ownership interest..............                -             -               -             -        (12,592,000)
                                                      -------------  ------------   ------------   ------------   ---------------
Balances at December 31, 1998...................                -             -      23,635,650       236,000        482,471,000
   Issuance of preferred stock, net of costs....            2,200    55,000,000               -             -         (1,936,000)
   Issuance of common stock.....................                -             -           9,811             -            179,000
   Net income...................................                -             -               -             -                  -
   Distributions paid:
       Preferred stock..........................                -             -               -             -                  -
       Common stock.............................                -             -               -             -                  -
   Adjustment  to  reflect  minority interest to
     underlying ownership interest..............                -             -               -             -         (1,825,000)
                                                      -------------  ------------   ------------   ------------   ---------------
Balances at December 31, 1999...................            2,200    $55,000,000     23,645,461    $  236,000     $  478,889,000
                                                      =============  ============   ============   ============   ===============

                                                       Cumulative     Cumulative       Shareholders'
                                                       Net Income    Distributions        Equity
                                                      -------------  --------------   ---------------
Balances at December 31, 1996...................          151,000                -         1,734,000
   Issuance of  preferred  stock in exchange for
     real estate facilities.....................                -                -        20,000,000
   Net income...................................          682,000                -           682,000
   Issuance of common stock for cash............                -                -            80,000
   Adjustment  to   reflect   cost    of   PSI's
     investment in PSB .........................         (833,000)               -        12,361,000
   Exchange of  preferred stock for common stock                -                -                 -
   Adjustment to reflect  minority  interest  to
     underlying ownership interest  ............                -                -         1,813,000
                                                      -------------  --------------   ---------------
Balances at March 31, 1997......................                -                -        36,670,000
   Issuance of common stock for cash............                -                -        33,800,000
   Issuance of common stock in exchange for real
     estate facilities..........................                -                -        75,974,000
   Net income...................................        3,154,000                -         3,154,000
   Distributions paid...........................                -       (3,550,000)       (3,550,000)
   Adjustment to reflect  minority  interest  to
     underlying ownership interest..............                -                -        (3,090,000)
                                                      -------------  --------------   ---------------
Balances at December 31, 1997...................        3,154,000       (3,550,000)      142,958,000
   Issuance of common stock:
       Conversion of OP units...................                -                -        33,023,000
       Private offerings, net of costs..........                -                -       152,601,000
       Exercise of stock options................                -                -           651,000
       In connection with a business combination                -                -        46,810,000
       Public offerings, net of costs...........                -                -       118,860,000
   Net income...................................       29,400,000                -        29,400,000
   Distributions paid...........................                -      (21,806,000)      (21,806,000)
   Adjustment  to  reflect  minority interest to
     underlying ownership interest..............                -                -       (12,592,000)
                                                      -------------  --------------   ---------------
Balances at December 31, 1998...................       32,554,000      (25,356,000)      489,905,000
   Issuance of preferred stock, net of costs....                -                -        53,064,000
   Issuance of common stock.....................                -                -           179,000
   Net income...................................       41,255,000                -        41,255,000
   Distributions paid:
       Preferred stock..........................                -       (3,406,000)       (3,406,000)
       Common stock.............................                -      (23,641,000)      (23,641,000)
   Adjustment  to  reflect  minority interest to
     underlying ownership interest..............                -                -        (1,825,000)
                                                      -------------  --------------   ---------------
Balances at December 31, 1999...................      $73,809,000    $ (52,403,000)    $ 555,531,000
                                                      =============  ==============   ===============

                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           For the Periods (Note 2)
                                                                                                         ---------------------------
                                                                         For the Year     For the Year   April 1, 1997    January 1,
                                                                            Ended           Ended           through     1997 through
                                                                         December 31,     December 31,     December 31,   March 31,
                                                                            1999             1998             1997          1997
                                                                         ------------    -------------   -------------  ------------
Cash flows from operating activities:
   Net income........................................................    $ 41,255,000    $ 29,400,000    $  3,154,000   $   682,000
   Adjustments   to  reconcile  net  income  to  net  cash   provided
     by operating activities:
       Depreciation and amortization expense.........................      29,762,000      18,908,000       4,375,000       820,000
       Minority interest in income...................................      16,049,000      11,208,000       6,753,000     1,813,000
       Increase in receivables and other assets......................      (3,868,000)     (1,913,000)     (1,465,000)     (400,000)
       Increase in accrued and other liabilities.....................       5,242,000       2,625,000         780,000     2,925,000
                                                                         ------------    -------------   -------------  ------------
            Total adjustments........................................      47,185,000      30,828,000      10,443,000     5,158,000
                                                                         ------------    -------------   -------------  ------------
         Net cash provided by operating activities...................      88,440,000      60,228,000      13,597,000     5,840,000
                                                                         ------------    -------------   -------------  ------------
Cash flows from investing activities:
       Other investments.............................................     (18,470,000)              -               -             -
       Acquisition of real estate facilities.........................     (82,087,000)   (289,415,000)    (44,122,000)            -
       Acquisition cost of business combination......................               -        (424,000)              -             -
       Construction in progress......................................     (14,550,000)     (7,716,000)              -             -

       Capital improvements to real estate facilities................     (16,211,000)    (11,091,000)     (2,983,000)     (582,000)
                                                                         ------------    -------------   -------------  ------------
         Net cash used in investing activities.......................    (131,318,000)   (308,646,000)    (47,105,000)     (582,000)
                                                                         ------------    -------------   -------------  ------------
Cash flows from financing activities:
       Borrowings from an affiliate..................................      41,400,000     179,000,000       3,500,000             -
       Repayment of borrowings from an affiliate.....................     (41,400,000)   (182,500,000)              -             -
       Borrowings from line of credit................................      14,000,000      12,500,000               -             -
       Repayment of borrowings from line of credit...................     (26,500,000)              -               -             -
       Principal payments on mortgage notes payable..................     (20,694,000)       (606,000)              -             -
       Decrease (increase) in receivable from affiliate..............               -               -       1,135,000      (308,000)
       Net proceeds from the issuance of common stock................         179,000     272,112,000      33,800,000        80,000
       Net proceeds from the issuance of preferred stock.............      53,064,000               -               -             -
       Net  proceeds from  the   issuance  of   preferred   operating
         partnership units...........................................     129,613,000               -               -             -
       Distributions paid to preferred shareholders..................      (3,406,000)              -               -             -
       Distributions paid to minority interests - preferred units....      (4,156,000)              -               -             -
       Distributions paid to common shareholders.....................     (23,641,000)    (21,806,000)     (3,550,000)            -
       Distributions paid to minority interests - common units.......      (7,429,000)     (8,098,000)     (3,442,000)            -
                                                                         ------------    -------------   -------------  ------------
         Net cash provided by (used in) financing activities.........     111,030,000     250,602,000      31,443,000      (228,000)
                                                                         ------------    -------------   -------------  ------------

Net increase (decrease) in cash and cash equivalents.................      68,152,000       2,184,000      (2,065,000)    5,030,000
Cash and cash equivalents at the beginning of the period.............       6,068,000       3,884,000       5,949,000       919,000
                                                                         ------------    -------------   -------------  ------------
Cash and cash equivalents at the end of the period...................    $ 74,220,000    $  6,068,000    $  3,884,000   $ 5,949,000
                                                                         ============    =============   =============  ============
Supplemental disclosures:
        Interest paid................................................    $  3,053,000    $  2,629,000    $      1,000   $         -
                                                                         ============    =============   =============  ============


                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           For the Periods (Note 2)
                                                                                                         ---------------------------
                                                                         For the Year    For the Year   April 1, 1997    January 1,
                                                                            Ended          Ended           through     1997 through
                                                                         December 31,    December 31,    December 31,    March 31,
                                                                            1999            1998            1997           1997
                                                                         ------------   -------------  -------------  --------------
Supplemental schedule of non cash investing and financial activities:
   Acquisitions of real estate facilities and associated assets  and liabilities in exchange for preferred stock, minority interest, and mortgage notes payable:
       Real estate facilities........................................    $(20,752,000)  $(44,592,000)  $(146,207,000) $(117,180,000)
       Other assets (deposits on real estate acquisitions)...........               -        800,000               -              -
       Accrued and other liabilities.................................               -      3,531,000       4,419,000              -
       Minority interest - common units..............................       1,033,000      1,614,000      65,084,000     97,180,000
       Preferred stock...............................................               -              -               -         12,000
       Common stock..................................................               -              -          35,000              -
       Paid-in capital...............................................               -              -      75,939,000     19,988,000
       Mortgage notes payable........................................      19,719,000     38,647,000               -              -
       Intangible assets.............................................               -              -         730,000              -


   Business combination:
       Real estate facilities........................................               -    (48,305,000)              -              -
       Other assets..................................................               -       (452,000)              -              -
       Accrued and other liabilities.................................               -      1,523,000               -              -
       Common stock..................................................               -         23,000               -              -
       Paid-in capital...............................................               -     46,787,000               -              -


   Conversion of OP units into shares of common stock:
       Minority interest - common units..............................               -    (33,023,000)              -              -
       Common stock..................................................               -         18,000               -              -
       Paid-in capital...............................................               -     33,005,000               -              -

   Adjustment to reflect minority interest to underlying ownership interest:
       Minority interest.............................................       1,825,000     12,592,000       3,090,000     (1,813,000)
       Paid-in capital...............................................      (1,825,000)   (12,592,000)     (3,090,000)     1,813,000

   Exchange of preferred stock for common stock:
       Preferred stock...............................................               -              -               -        (21,000)
       Common stock..................................................               -              -               -         21,000

   Adjustment to acquisition cost (see Note 2):
       Real estate facilities........................................               -     (1,315,000)              -     (7,145,000)
       Accumulated depreciation......................................               -              -               -       (820,000)
       Intangible assets.............................................               -      1,315,000               -     (4,395,000)
       Paid-in capital...............................................               -              -               -     13,194,000
       Cumulative net income.........................................               -              -               -       (833,000)

   Capitalization of developed projects:
       Real estate facilities........................................      13,650,000              -               -              -
       Construction in progress......................................     (13,650,000)             -               -              -





                            See accompanying notes.

                            PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


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

     On January 2, 1997, in connection with the reorganization of the commercial property operations of Public Storage, Inc. ("PSI") and affiliated entities, PSB formed a partnership (the "Operating Partnership") whereby PSB became the general partner. Concurrent with the formation of the Operating Partnership, PSI and affiliated entities contributed commercial properties to the Operating Partnership in exchange for operating partnership units ("OP units"). In addition, PSI contributed commercial properties to PSB in exchange for shares of non-voting participating preferred stock, and such properties were immediately contributed by PSB along with its commercial property management operations and cash to the Operating Partnership for OP units.

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

     Commencing in 1997, PSB began to own and operate commercial properties on its own behalf. At December 31, 1999, PSB and the Operating Partnership collectively owned and operated 125 commercial properties (approximately
     12.4 million net rentable square feet) located in 11 states. In addition, the Operating Partnership managed 37 commercial properties (approximately
     1.0 million net rentable square feet) on behalf of PSI and affiliated entities.

2.   Summary of significant accounting policies

     Basis of presentation

     The consolidated financial statements include the accounts of PSB and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. At December 31, 1999, PSB owned approximately 72.5% of the common units of the Operating Partnership. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. Historical financial data of PSP11 have not been included in the historical financial statements of PSB.

                             PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


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

     Use of estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash and cash equivalents

     PSB considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value.

     Real estate facilities

     Real estate facilities are recorded at cost. Costs related to the renovation or improvements of the properties are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Buildings and equipment are depreciated on the straight-line method over the estimated useful lives, which are generally 30 and 5 years, respectively.

     Interest cost and property taxes incurred during the period of construction of real estate facilities are capitalized. Construction in progress and developed projects includes $1,257,000 and $268,000 of interest costs capitalized at December 31, 1999 and 1998, respectively. The Company capitalized $989,000 and $268,000 during the years ended December 31, 1999 and 1998, respectively.

     Intangible assets

     Intangible assets consist of property management contracts for properties managed, but not owned, by PSB. The intangible assets are being amortized over seven years. As properties managed are subsequently acquired by PSB, the unamortized basis of intangible assets related to such property is included in the cost of acquisition of such properties. During April 1997, PSB acquired four properties from PSI and included in the cost of real estate facilities for such properties is $730,000 of cost previously classified as intangible assets. In connection with the Merger, PSB acquired 13 properties and included in the cost of such properties is $1,315,000 (net of accumulated amortization of $194,000) of costs previously classified as intangible assets. Intangible assets are net of accumulated amortization of $874,000 and $573,000 at December 31, 1999 and 1998, respectively.

                             PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


     Evaluation of asset impairment

     PSB evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based on discounting its estimated future cash flows. At December 31, 1999, no such indicators of impairment have been identified.

     Assets held for disposition are reported at the lower of carrying amount or fair value less selling costs.

     Note payable to and borrowings from affiliate

     The Company borrowed $3.5 million from PSI during 1997. The notes bore interest at 6.97% (per annum) and were repaid as of January 31, 1998.

     The Company borrowed $179 million from PSI during 1998. The notes bore interest at 6.91% (per annum) and were repaid as of May 27, 1998.

     The Company borrowed $41.4 million from PSI during 1999. The notes bore interest at 5.50% (per annum) and were repaid as of April 30, 1999.

     Stock-based compensation

     PSB has elected to adopt the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," but will continue to account for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

     Stock split and stock dividend

     On January 1, 1997, the number of outstanding shares of preferred and common stock increased as a result of a 10 for 1 stock split. In March 1997, the preferred stock of PSB was converted into common stock on a share for share basis. In December 1997, PSB declared a common stock dividend at a rate of 0.01583 shares for each common share outstanding. Similarly, the Operating Partnership's outstanding OP units were adjusted to reflect the stock dividend. No adjustment was made to the outstanding OP units for the January 1997 stock split, as the issuance of OP units during 1997 already reflected the stock split.

     On March 17, 1998, in connection with the merger, PSB's common shares were converted into 1.18 shares of PSP11. Similarly, holders of OP units received an additional 0.18 OP units for each outstanding OP unit held at the time of the merger.

     References in the consolidated financial statements and notes thereto with respect to shares of preferred stock, common stock, stock options, and OP units and the related per share/unit amounts have been retroactively adjusted to reflect the January 1997 stock split, the December 1997 stock dividend and the March 1998 conversion in connection with the Merger.

                             PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


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

     Income taxes

     During 1997, PSB qualified and intends to continue to qualify as a real estate investment trust ("REIT"), as defined in Section 856 of the Internal Revenue Code. As a REIT, PSB is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. PSB believes it met all organizational and operating requirements to maintain its REIT status during 1999, 1998 and 1997. In addition, PSP11 (the legal entity for income tax reporting purposes subsequent to the March 17, 1998 merger) believes it has also met these requirements during 1998 and 1997. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

     The difference between book income and taxable income primarily results from timing differences consisting of depreciation expense and unearned rental income.

     Net income per common share

     Per share amounts are computed using the weighted average common shares outstanding. "Diluted" weighted average common shares outstanding include the dilutive effect of stock options under the treasury stock method. "Basic" weighted average common shares outstanding excludes such dilutive effect. Earnings per share has been calculated as follows:

                            PS BUSINESS PARKS, INC.
                        NOTES TO CONSOLIDATED STATEMENTS
                               DECEMBER 31, 1999



                                                                                     For the Period    For the Period
                                                    For the Year     For the Year        April 1          January 1
                                                       Ended            Ended            through           through
                                                    December 31,     December 31,     December 31,        March 31,
                                                    ------------     ------------    --------------    --------------
                                                        1999             1998             1997              1997
                                                    ------------     ------------    --------------    --------------

     Net    income     allocable    to     common
       shareholders..............................   $37,849,000      $29,400,000     $  3,154,000      $   682,000
                                                    ============    ============    ==============    ==============


     Weighted average common  shares outstanding:

        Basic  weighted  average   common  shares
        outstanding..............................     23,641,000      19,361,000        3,414,000        2,193,000

        Net effect of  dilutive  stock  options -
          based on treasury  stock  method  using
          average market price...................         68,000          68,000           12,000                -
                                                    ------------     ------------    --------------    --------------
        Diluted  weighted  average  common shares
          outstanding............................     23,709,000      19,429,000        3,426,000        2,193,000
                                                    ============    ============    ==============    ==============


     Basic earnings per common share.............   $       1.60    $       1.52     $       0.92     $       0.31
                                                    ============    ============    ==============    ==============
     Diluted earnings per common share...........   $       1.60    $       1.51     $       0.92     $       0.31
                                                    ============    ============    ==============    ==============


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

     Reclassifications

     Certain reclassifications have been made to the consolidated financial statements for 1998 in order to conform to the 1999 presentation.

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

                            PS BUSINESS PARKS, INC.
                        NOTES TO CONSOLIDATED STATEMENTS
                                DECEMBER 31, 1999


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

     Allocations of the total acquisition cost to the net assets acquired were made based upon the fair value of PSP11's assets and liabilities as of the date of the Merger. The acquisition cost and the fair market values of the assets acquired and liabilities assumed in the Merger are summarized as follows:

               Acquisition cost:
               -----------------
               Issuance of common stock..........         $46,810,000
               Cash..............................             424,000
                                                          ------------
                   Total acquisition cost........         $47,234,000
                                                          ============
               Allocation of acquisition cost:
               -------------------------------
               Real estate facilities............         $48,305,000
               Other assets......................             452,000
               Accrued and other liabilities.....          (1,523,000)
                                                          ------------
                   Total allocation..............         $47,234,000
                                                          ============

     The historical operating results of PSP11 prior to the Merger have not been included in PSB's historical operating results. Pro forma data for the year ended December 31, 1998 and 1997 as though the Merger and related exchange of properties had been effective at the beginning of fiscal 1997 are as follows:

                                                For the Years Ended December 31,
                                                    1998               1997
                                                --------------    --------------
     Revenues...............................    $ 92,137,000       $  40,615,000
     Net income.............................    $ 30,159,000       $   7,042,000
     Net income per share - basic...........    $       1.52       $        1.30
     Net income per share - diluted.........    $       1.52       $        1.30


     The pro forma data does not purport to be indicative either of the results of operations that would have occurred had the Merger occurred at the beginning of fiscal 1997 or of the future results of PSB.

                            PS BUSINESS PARKS, INC.
                        NOTES TO CONSOLIDATED STATEMENTS
                                DECEMBER 31, 1999

4.   Real estate facilities

     The activity in real estate facilities for the years ended December 31, 1999 and 1998, the period from April 1, 1997 through December 31, 1997 and the period from January 1, 1997 through March 31, 1997 is as follows:

                                                                                Accumulated
                                               Land          Buildings          Depreciation          Total
                                           -------------    -------------     ----------------   ----------------
  Balances at December 31, 1996.......     $          -     $           -     $             -    $             -
    Acquisitions from affiliates......       35,154,000        82,026,000                   -        117,180,000
    Adjustment   to   reflect    PSI's
         acquisition cost (Note 2)....                -         7,146,000             820,000          7,966,000
    Capital improvements..............                -           582,000                   -            582,000
    Depreciation expense..............                -                 -            (820,000)          (820,000)
                                           -------------    -------------     ----------------   ----------------
  Balances at March 31, 1997..........       35,154,000        89,754,000                   -        124,908,000
    Acquisition from affiliates.......        6,682,000        17,294,000                   -         23,976,000
    Acquisitions from third parties...       49,918,000       116,435,000                   -        166,353,000
    Capital improvements..............                -         2,983,000                   -          2,983,000
    Depreciation expense..............                -                 -          (3,982,000)        (3,982,000)
                                           -------------    -------------     ----------------   ----------------
  Balances at December 31, 1997.......       91,754,000       226,466,000          (3,982,000)       314,238,000
    Property acquisitions.............       70,087,000       263,920,000                   -        334,007,000
    Acquired  in connection  with  the
         Merger.......................       14,400,000        33,905,000                   -         48,305,000
    Adjustment from intangible assets.                -         1,315,000                   -          1,315,000
    Capital improvements..............                -        11,091,000                   -         11,091,000
    Depreciation expense..............                -                 -         (18,535,000)       (18,535,000)
                                           -------------    -------------     ----------------   ----------------
  Balances at December 31, 1998.......      176,241,000       536,697,000         (22,517,000)       690,421,000
    Property acquisitions.............       18,705,000        84,134,000                   -        102,839,000
    Developed projects................        3,725,000         9,925,000                   -         13,650,000
    Property held for disposition.....       (4,531,000)      (10,706,000)          1,002,000        (14,235,000)
    Capital improvements..............                -        16,211,000                   -         16,211,000
    Depreciation expense..............                -                 -         (29,461,000)       (29,461,000)
                                           -------------    -------------     ----------------   ----------------
  Balances at December 31, 1999.......     $194,140,000     $636,261,000      $   (50,976,000)   $   779,425,000
                                           =============    =============     ================   ================


     The unaudited adjusted basis of real estate facilities for Federal income tax purposes was approximately $712 million at December 31, 1999.

     Certain properties have been identified as not meeting the Company's ongoing investment strategy and have been designated as properties held for disposition at December 31, 1999. These properties are currently being marketed and the Company anticipates a gain on the sale in the next year. The following summarizes the condensed results of operations of the properties held for disposition which are included in the consolidated statements of income for the years ended December 31, 1999 and 1998, the period from April 1, 1997 through December 31, 1997 and the period from January 1, 1997 through March 31, 1997. Historical operating results may not be comparable since one of the properties held for disposition was acquired during the periods presented.

                            PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999



                                                                                     For the Period    For the Period
                                                    For the Year     For the Year        April 1          January 1
                                                       Ended            Ended            through           through
                                                    December 31,     December 31,     December 31,        March 31,
                                                    ------------     ------------    --------------    --------------
                                                        1999             1998             1997              1997
                                                    ------------     ------------    --------------    --------------

     Rental income...............................   $ 4,283,000      $ 4,056,000     $  1,761,000      $    85,000
     Cost of operations..........................     1,605,000        1,661,000          756,000           45,000
                                                    ------------     ------------    --------------    --------------
     Net operating income........................   $ 2,678,000      $ 2,395,000     $  1,005,000      $    40,000
                                                    ============     ============    ==============    ==============



5.   Leasing activity

     The Company leases space in its real estate facilities to tenants under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues excluding recovery of expenses as of December 31, 1999 under these leases are as follows:

               2000..............................      $   98,798,000
               2001..............................          73,313,000
               2002..............................          50,962,000
               2003..............................          34,177,000
               2004..............................          21,692,000
               Thereafter........................          38,941,000
                                                       --------------
                                                       $  317,883,000
                                                       ==============

     In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $16,591,000, $10,357,000, $2,597,000 and $509,000 for the years ended
     December 31, 1999 and 1998, the period from April 1, 1997 through December 31, 1997 and the period from January 1, 1997 through March 31, 1997, respectively. These amounts are included as rental income and cost of operations in the accompanying statements of income.

6.   Revolving line of credit

     In August 1999, the Company extended its unsecured line of credit (the "Credit Facility") with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 6, 2002. The expiration date may be extended by one year on each anniversary of the Credit Facility. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.75% to 1.35% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 1.00%). In addition, the Company is required to pay an annual commitment fee of 0.25%. At December 31, 1999, the Company had $100 million available and no outstanding balance on the line of credit. At December 31, 1998, the Company had $12.5 million outstanding on the line of credit at an interest rate of 5.93%.

     The Credit Facility requires the Company to meet certain covenants including: (i) maintain a balance sheet leverage ratio (as defined) of less than 0.50 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.0 and 1.75 to 1.0, respectively,
     (iii) maintain a minimum total shareholder's equity (as defined) and (iv) limit distributions to 95% of funds from operations. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company's unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 1999.

                             PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


7.   Mortgage notes payable

     Mortgage notes at December 31, 1999 and 1998 consist of the following:


                                                                                      1999                1998
                                                                                   -----------        ------------

     7.625%  mortgage  note...............................................         $         -       $ 11,418,000
     7.125%  mortgage  note,  secured by one  commercial  property with an
          approximate  carrying  amount  of  $19,642,000,   principal  and
          interest payable monthly, due May 2006..........................           8,751,000          8,905,000
     8.400%  mortgage  note...............................................                   -          8,672,000
     8.190%  mortgage  note,  secured by one  commercial  property with an
          approximate  carrying  amount  of  $12,897,000,   principal  and
          interest payable monthly, due March 2007........................           6,666,000                  -
     7.290%  mortgage  note,  secured by one  commercial  property with an approximate carrying amounts totaling $8,474,000,  principal and
          interest payable monthly, due February 2009.....................           6,372,000                  -
     8.125%  mortgage  note,  secured by one  commercial  property with an
          approximate  carrying  amount  of  $12,251,000,   principal  and
          interest payable monthly, due July 2005.........................           5,327,000          5,416,000
     7.280%  mortgage  note,  secured by two  commercial  properties  with approximate carrying amounts totaling $7,998,000,  principal and
          interest payable monthly, due February 2003.....................           4,304,000                  -
     8.000%  mortgage  note,  secured by one  commercial  property with an
          approximate   carrying  amount  of  $5,658,000,   principal  and
          interest payable monthly, due April 2003........................           2,108,000                  -
     8.500%  mortgage  note,  secured by one  commercial  property with an
          approximate   carrying  amount  of  $3,601,000,   principal  and
          interest payable monthly, due July 2007.........................           1,898,000          1,939,000
     8.000%  mortgage  note,  secured by one  commercial  property with an
          approximate   carrying  amount  of  $3,426,000,   principal  and
          interest payable monthly, due April 2003........................           1,640,000          1,691,000
                                                                                   -----------        ------------
                                                                                   $37,066,000        $38,041,000
                                                                                   ===========        ============


At December 31, 1999, approximate principal maturities of mortgage notes payable are as follows:


               2000..............................      $      6,095,000
               2001..............................               829,000
               2002..............................               895,000
               2003..............................             7,870,000
               2004..............................               696,000
               Thereafter........................            20,681,000
                                                       ----------------
                                                       $     37,066,000
                                                       ================

                             PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


     The mortgage notes have a weighted average interest rate of 7.67% and an average maturity of 5.6 years. Based on borrowing rates currently available to the Company, the carrying amount of debt approximates fair value.

     On November 12, 1999, the Company prepaid a mortgage note payable of approximately $8.5 million. The prepayment penalty of $195,000 (net of minority interest of $61,000) is included as an extraordinary loss on early extinguishment of debt for the year ended December 31, 1999.

8.   Minority interests - common units

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

     At December 31, 1999, there were 7,443,356 OP units owned by minority interests (7,305,355 were owned by PSI and affiliated entities and 138,001 were owned by unaffiliated third parties). On a fully converted basis, assuming all 7,443,356 minority interest OP units were converted into shares of common stock of PSB at December 31, 1999, the minority interests would own approximately 23.9% of the common shares outstanding. At the end of each reporting period, PSB determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests' equity in the Company.

9.   Minority interest - preferred units

     On April 23, 1999, the Operating Partnership completed a private placement of 510,000 preferred units with a preferred distribution rate of 8 7/8%. The net proceeds from the placement of preferred units were approximately $12.5 million and were used to repay borrowings from an affiliate.

     On September 3, 1999, the Operating Partnership completed a private placement of 3,200,000 preferred units with a preferred distribution rate of 8 3/4%. The net proceeds from the placement of preferred units were approximately $78 million and part of the proceeds was used to prepay a mortgage note payable of approximately $8.5 million.

                             PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


     On September 7 and 23, 1999, the Operating Partnership completed private placements of 1,200,000 and 400,000 preferred units, respectively, with a preferred distribution rate of 8 7/8%. The net proceeds from the placement of preferred units were approximately $39.2 million.

     The Operating Partnership has the right to redeem the preferred units on or after the fifth anniversary of the issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PS Business Parks, Inc. on or after the tenth anniversary of the date of issuance at the option of the Operating
     Partnership or majority of the holders of the preferred units. The Preferred Stock will have the same distribution rate and par value as the respective units and will have equivalent terms to those described in Note 11.

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

                             PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


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

     Holders of the Company's preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company's Board of Directors until all events of default have been cured. At December 31, 1999, there were no dividends in arrears.

     Except under certain conditions relating to the Company's qualification as a REIT, the preferred stock is not redeemable prior to April 30, 2004. On or after April 30, 2004, the preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends.

     The Company paid distributions to its common shareholders totaling $23,641,000 ($1.00 per common share), $21,806,000 ($1.10 per common share)
     and  $3,550,000   ($0.68  per  common  share)  in  1999,   1998  and  1997,
     respectively. The Company paid distributions to its preferred shareholders totalling $3,406,000 (1.548090 per depositary share) in 1999. No preferred distributions were paid in 1998 and 1997. Pursuant to restrictions on the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

12.  Stock options

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

     At December 31, 1999, there were 1,500,000 options authorized to grant. Information with respect to the Plan is as follows:


                                                                                            Weighted
                                                       Number of          Exercise           Average
                                                        Options            Price          Exercise Price
                                                   ----------------   ----------------   -----------------
     Outstanding at December 31, 1996...........                 -            -                        -
          Granted...............................           305,570     $16.69 - 22.88             $16.80
          Exercised.............................                 -            -                        -
          Canceled..............................                 -            -                        -
                                                   ----------------   ----------------   -----------------
     Outstanding at December 31, 1997...........           305,570    $16.69 - $22.88             $16.80
          Granted...............................           222,500      22.88 - 25.00              24.01
          Exercised.............................           (39,024)         16.69                  16.69
          Canceled..............................                 -            -                        -
                                                   ----------------   ----------------   -----------------
     Outstanding at December 31, 1998...........           489,046      16.69 - 25.00             $20.09
          Granted...............................            11,000      24.69 - 24.75              24.70
          Exercised.............................            (7,191)         16.69                  16.69
          Canceled..............................           (10,497)     16.69 - 25.00              18.67
                                                   ----------------   ----------------   -----------------
     Outstanding at December 31, 1999...........           482,358     $16.69 - $25.00            $20.28
                                                   ================   ================   =================


                            PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                                                                                            Weighted
                                                       Number of          Exercise           Average
                                                        Options            Price          Exercise Price
                                                   ----------------   ----------------   -----------------
     Exercisable at:
          December 31, 1998.....................            62,828     $16.69 - $22.88            $16.87
          December 31, 1999.....................           226,417     $16.69 - $25.00            $19.16

     PSB adopted the disclosure requirement provision of SFAS No. 123 in accounting for stock-based compensation issued to employees. As of December 31, 1999 and 1998, there were 482,358 and 489,046 options outstanding, respectively, that were subject to SFAS No. 123 disclosure requirements. The fair value of these options was estimated utilizing prescribed valuation models and assumptions as of each respective grant date. Based on the results of such estimates, management determined that there was no material effect on net income or earnings per share for the years ended December 31, 1999 and 1998, the period from April 1, 1997 through December 31, 1997 and the period from January 1, 1997 through March 31, 1997. The remaining contractual lives were 7.9 and 8.9 years, respectively at December 31, 1999 and 1998.

13.  Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activites. The
     Company is studying this statement to determine the effect of the consolidated financial statements and will adopt this statement in the year ended December 31, 2001.


14.  Supplementary quarterly financial data (unaudited)

                                                                      Three Months Ended
                                           -------------------------------------------------------------------------
                                              March 31,          June 30,         September 30,        December 31,
                                                1998               1998               1998                1998
                                           ----------------    --------------   -----------------   ----------------
    Revenues...........................     $  14,788,000      $  21,911,000      $  26,277,000       $  27,284,000
    Net income allocable to common
    shareholders.......................     $   4,330,000      $   7,046,000      $   9,748,000       $   8,276,000

    Per share data:
    ---------------
    Net income - Basic.................             $0.38              $0.38              $0.41               $0.35
    Net income - Diluted...............             $0.38              $0.38              $0.41               $0.35

                                                                      Three Months Ended
                                           -------------------------------------------------------------------------
                                              March 31,          June 30,         September 30,        December 31,
                                                1999               1999               1999                1999
                                           ----------------    --------------   -----------------   ----------------
    Revenues...........................     $  29,251,000      $  31,248,000      $  33,281,000       $  34,833,000
    Income before extraordinary item...     $   9,442,000      $   9,393,000      $   9,383,000       $  11,098,000
    Net income allocable to common
    shareholders.......................     $   9,442,000      $   9,393,000      $   9,383,000       $   9,631,000

    Per share data:
    ---------------
    Income before extraordinary item -
    Basic..............................             $0.40              $0.40              $0.40               $0.42
    Income before extraordinary item -
    Diluted............................             $0.40              $0.40              $0.40               $0.42

                             PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


15.  Commitments and contingencies

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

     On  November  3,  1999,  the  Company  filed an action  in the Los  Angeles
     Superior Court seeking damages in excess of $1 million, as well as equitable relief. The complaint alleges that Mr. Howard and entities controlled by him engaged in unfair trade practices, including (1) negotiating kickbacks, secret rebates and/or unearned discounts from third party suppliers for "providing" Company business to those suppliers and (2) disrupting the Company's relationship with various suppliers (See Note 16).

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

                             PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


16.  Subsequent events

     The Company loaned an aggregate of $77 million to PSI during the period of January 5, 2000 through March 8, 2000. The notes bore interest at 5.9% per year and were repaid as of March 20, 2000.

     On or about February 14, 2000, Mr. Howard and entities controlled by him filed a cross-complaint against the Company, Public Storage, Inc., and several other cross-defendants alleging, among other things, (1) interference with Mr. Howard's contractual relations with various third party suppliers, (2) violation of Title VII of the Civil Rights Act and (3) abuse of process. None of the cross-complainants assigned any dollar amount in the cross-complaint to the claims. The Company intends to vigorously contest the claims in the cross-complaint.

     On March 2, 2000, the Board of Directors authorized the repurchase from time to time of up to 1,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. Purchases will be made subject to market conditions and other investment opportunities available to the Company. As of March 13, 2000, the Company repurchased 212,400 shares at an average price of $21.43 per share.

                              PS BUSINESS PARKS, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                         Cost
                                                                                      Capitalized
                                                                                      Subsequent to   Gross Amount at Which Carried
                                                           Initial Cost to Company    Acquisition        at December 31, 1999
                                                          -------------------------------------------------------------------------
                                                                   Buildings and   Buildings and           Buildings and
         Description            Location   Encumbrances     Land   Improvements    Improvements    Land    Improvements      Totals
-----------------------------------------------------------------------------------------------------------------------------------
I-435.................  Overland Park, KS         $-       $ 890        $2,176            $98       $890        $2,274      $3,164
Produce...............  San Francisco, CA          -         771         1,886             26        771         1,912       2,683
Crenshaw II...........  Torrance, CA               -       1,861         4,938            440      1,861         5,378       7,239
Airport...............  San Francisco, CA          -         897         2,387             90        897         2,477       3,374
Christopher Ave.......  Gaithersburg, MD           -         466         1,203             95        466         1,298       1,764
Monterey Park.........  Monterey Park, CA          -       3,078         7,862            330      3,078         8,192      11,270
Calle Del Oaks........  Monterey, CA               -         282           706            110        282           816       1,098
Milwaukie I...........  Milwaukie, OR              -         690         1,754            345        690         2,099       2,789
Edwards Road..........  Cerritos, CA               -         450         1,217            202        450         1,419       1,869
Milwaukie II..........  Milwaukie, OR              -         435         1,103            167        435         1,270       1,705
Rainier...............  Renton, WA                 -         330           889            153        330         1,042       1,372
Lusk..................  San Diego, CA              -       1,500         3,738            355      1,500         4,093       5,593
Eisenhower............  Alexandria, VA             -       1,440         3,635            329      1,440         3,964       5,404
McKellips.............  Tempe, AZ                  -         195           522             39        195           561         756
Crenshaw..............  Torrance, CA               -         450         1,131             87        450         1,218       1,668
Old Oakland Rd........  San Jose, CA               -       3,458         8,765            428      3,458         9,193      12,651
Junipero..............  Signal Hill, CA            -         900         2,510             53        900         2,563       3,463
Watson Plaza..........  Lakewood, CA               -         930         2,360            106        930         2,466       3,396
Northgate Blvd........  Sacramento, CA             -       1,710         4,567            341      1,710         4,908       6,618
Camino Del Rio S......  San Diego, CA              -         930         2,388            364        930         2,752       3,682
Uplander..............  Culver City, CA            -       3,252         8,157          1,375      3,252         9,532      12,784
University............  Tempe, AZ                  -       2,160         5,454            562      2,160         6,016       8,176
E. 28th Street........  Signal Hill, CA            -       1,500         3,749            290      1,500         4,039       5,539
W. Main...............  Mesa, AZ                   -         675         1,692            230        675         1,922       2,597
S. Edward.............  Tempe, AZ                  -         645         1,653            345        645         1,998       2,643
Leapwood Ave..........  Carson, CA                 -         990         2,496            556        990         3,052       4,042
Downtown Center.......  Nashville, TN              -         660         1,681            478        660         2,159       2,819
Airport South.........  Nashville, TN              -         660         1,657            171        660         1,828       2,488
Great Oaks............  Woodbridge, VA             -       1,350         3,398            180      1,350         3,578       4,928
W. Concord Cir........  Broken Arrow, OK           -         840         2,174            114        840         2,288       3,128
John Barrow...........  Little Rock, AR            -         780         1,998             95        780         2,093       2,873
S. Peoria.............  Tulsa, OK                  -         375           962             35        375           997       1,372
Ventura Blvd. II......  Studio City, CA            -         621         1,530            168        621         1,698       2,319
Largo 95..............  Largo, MD                  -       3,085         7,332            398      3,085         7,730      10,815
Gunston...............  Lorton, VA                 -       4,146        17,872            256      4,146        18,128      22,274

                                                                    Depreciable
                                           Accumulated      Date       Lives
         Description       Location        Depreciation   Acquired    (Years)
-------------------------------------------------------------------------------
I-435.................  Overland Park, KS     $139        3/17/98       5-30
Produce...............  San Francisco, CA      116        3/17/98       5-30
Crenshaw II...........  Torrance, CA           567        4/12/97       5-30
Airport...............  San Francisco, CA      239        4/12/97       5-30
Christopher Ave.......  Gaithersburg, MD       132        4/12/97       5-30
Monterey Park.........  Monterey Park, CA      803        1/1/97        5-30
Calle Del Oaks........  Monterey, CA            86        1/1/97        5-30
Milwaukie I...........  Milwaukie, OR          242        1/1/97        5-30
Edwards Road..........  Cerritos, CA           142        1/1/97        5-30
Milwaukie II..........  Milwaukie, OR           87        1/1/97        5-30
Rainier...............  Renton, WA             102        1/1/97        5-30
Lusk..................  San Diego, CA          403        1/1/97        5-30
Eisenhower............  Alexandria, VA         388        1/1/97        5-30
McKellips.............  Tempe, AZ               55        1/1/97        5-30
Crenshaw..............  Torrance, CA            84        1/1/97        5-30
Old Oakland Rd........  San Jose, CA           902        1/1/97        5-30
Junipero..............  Signal Hill, CA        225        1/1/97        5-30
Watson Plaza..........  Lakewood, CA           239        1/1/97        5-30
Northgate Blvd........  Sacramento, CA         459        1/1/97        5-30
Camino Del Rio S......  San Diego, CA          271        1/1/97        5-30
Uplander..............  Culver City, CA        965        1/1/97        5-30
University............  Tempe, AZ              597        1/1/97        5-30
E. 28th Street........  Signal Hill, CA        392        1/1/97        5-30
W. Main...............  Mesa, AZ               186        1/1/97        5-30
S. Edward.............  Tempe, AZ              198        1/1/97        5-30
Leapwood Ave..........  Carson, CA             313        1/1/97        5-30
Downtown Center.......  Nashville, TN          209        1/1/97        5-30
Airport South.........  Nashville, TN          178        1/1/97        5-30
Great Oaks............  Woodbridge, VA         346        1/1/97        5-30
W. Concord Cir........  Broken Arrow, OK       217        1/1/97        5-30
John Barrow...........  Little Rock, AR        202        1/1/97        5-30
S. Peoria.............  Tulsa, OK               96        1/1/97        5-30
Ventura Blvd. II......  Studio City, CA        172        1/1/97        5-30
Largo 95..............  Largo, MD              638        9/24/97       5-30
Gunston...............  Lorton, VA           1,510        6/17/98       5-30

                            PS BUSINESS PARKS, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                           Cost
                                                                                        Capitalized
                                                                                        Subsequent to     Gross Amount at Which
                                                              Initial Cost to Company    Acquisition   Carried at December 31, 1999
                                                             ----------------------------------------------------------------------
                                                                     Buildings and   Buildings and          Buildings and
         Description            Location      Encumbrances    Land   Improvements    Improvements    Land   Improvements    Totals
-----------------------------------------------------------------------------------------------------------------------------------
Canada...................   Lake Forest, CA            -      5,508         13,785            890     5,508      14,675      20,183
Ridge Route..............   Laguna Hills, CA           -     16,261         39,559            647    16,261      40,206      56,467
Lake Forest Commerce Park.  Laguna Hills, CA           -      2,037          5,051            167     2,037       5,218       7,255
Buena Park Industrial Cntr  Buena Park, CA             -      3,245          7,703            655     3,245       8,358      11,603
Cerritos Business Center..  Cerritos, CA               -      4,218         10,273            581     4,218      10,854      15,072
Parkway Commerce Center...  Hayward, CA                -      4,398         10,433            654     4,398      11,087      15,485
Northpointe E.............  Sterling, VA               -      1,156          2,957             31     1,156       2,988       4,144
Ammendale.................  Beltsville, MD             -      4,278         18,380            721     4,278      19,101      23,379
Centrepointe..............  Landover, MD           8,751      3,801         16,708            949     3,801      17,657      21,458
Shaw Road.................  Sterling, VA           5,327      2,969         10,008            474     2,969      10,482      13,451
Creekside-Phase 1.........  Beaverton, OR              -      4,519         13,651            354     4,519      14,005      18,524
Creekside-Phase 2 Bldg-4..  Beaverton, OR              -        832          2,542             30       832       2,572       3,404
Creekside-Phase 2 Bldg-5..  Beaverton, OR              -        521          1,603              -       521       1,603       2,121
Creekside-Phase 2 Bldg-1..  Beaverton, OR              -      1,326          4,035             78     1,326       4,113       5,442
Creekside-Phase 3.........  Beaverton, OR              -      1,353          4,101             72     1,353       4,173       5,526
Creekside-Phase 5.........  Beaverton, OR              -      1,741          5,301             75     1,741       5,376       7,117
Creekside-Phase 6.........  Beaverton, OR              -      2,616          7,908            163     2,616       8,071      10,687
Creekside-Phase 7.........  Beaverton, OR              -      3,293          9,938             46     3,293       9,984      13,277
Creekside-Phase 8.........  Beaverton, OR              -      1,140          3,644             26     1,140       3,670       4,810
Woodside-Phase 1..........  Beaverton, OR              -      2,987          8,982            120     2,987       9,102      12,089
Woodside-Phase 2 Bldg-6...  Beaverton, OR              -        255            784             38       255         822       1,077
Woodside-Phase 2 Bldg-7&8.  Beaverton, OR              -      2,101          6,386            148     2,101       6,534       8,635
Woodside-Sequent 1........  Beaverton, OR              -      2,890          8,672             27     2,890       8,699      11,589
Woodside-Sequent 5........  Beaverton, OR              -      3,093          9,279              2     3,093       9,281      12,374
Northpointe G.............  Sterling, VA           1,898        824          2,964             76       824       3,040       3,864
Spectrum 95...............  Landover, MD               -      1,610          7,129            201     1,610       7,330       8,940
Las Plumas................  San Jose, CA               -      4,379         12,889            313     4,379      13,202      17,581
Lafayette.................  Chantilly, VA              -        671          4,179              4       671       4,183       4,854
Woodside-Greystone........  Beaverton, OR              -      1,262          6,966            203     1,262       7,169       8,431
Dulles South..............  Chantilly, VA          1,945        599          3,098              -       599       3,098       3,697
Sullyfield Circle.........  Chantilly, VA          2,359        774          3,712              3       774       3,715       4,489
Park East I & II..........  Chantilly, VA          6,666      2,324         10,875             14     2,324      10,889      13,213
Park East III.............  Chantilly, VA          6,372      1,527          7,154              -     1,527       7,154       8,681
Northpointe Business Cntr.  Sacramento, CA             -      3,030         13,825             70     3,030      13,895      16,925
Corporate Park Phoenix....  Phoenix, AZ                -      2,761         10,269             11     2,761      10,280      13,041
So. Shaver................  Pasadena, TX               -        464          1,184            160       464       1,344       1,808
Lamar Boulevard...........  Austin, TX                 -      2,528          6,596          1,652     2,528       8,248      10,776
N. Barker's Landing.......  Houston, TX                -      1,140          3,003            505     1,140       3,508       4,648
One Park Ten..............  San Antonio, TX            -      1,500          4,266          3,026     1,500       7,292       8,792
Park Terrace..............  San Antonio, TX            -        360            987            277       360       1,264       1,624

                                                                    Depreciable
                                             Accumulated      Date     Lives
         Description          Location       Depreciation   Acquired  (Years)
-------------------------------------------------------------------------------
Canada...................   Lake Forest, CA        723      12/23/97    5-30
Ridge Route..............   Laguna Hills, CA     2,783      12/23/97    5-30
Lake Forest Commerce Park.  Laguna Hills, CA       628      12/23/97    5-30
Buena Park Industrial Cntr  Buena Park, CA         622      12/23/97    5-30
Cerritos Business Center..  Cerritos, CA           784      12/23/97    5-30
Parkway Commerce Center...  Hayward, CA            785      12/23/97    5-30
Northpointe E.............  Sterling, VA           226      12/10/97    5-30
Ammendale.................  Beltsville, MD       2,338      1/13/98     5-30
Centrepointe..............  Landover, MD         1,816      3/20/98     5-30
Shaw Road.................  Sterling, VA         1,200      3/9/98      5-30
Creekside-Phase 1.........  Beaverton, OR        1,380      5/4/98      5-30
Creekside-Phase 2 Bldg-4..  Beaverton, OR          250      5/4/98      5-30
Creekside-Phase 2 Bldg-5..  Beaverton, OR          157      5/4/98      5-30
Creekside-Phase 2 Bldg-1..  Beaverton, OR          410      5/4/98      5-30
Creekside-Phase 3.........  Beaverton, OR          415      5/4/98      5-30
Creekside-Phase 5.........  Beaverton, OR          537      5/4/98      5-30
Creekside-Phase 6.........  Beaverton, OR          813      5/4/98      5-30
Creekside-Phase 7.........  Beaverton, OR          985      5/4/98      5-30
Creekside-Phase 8.........  Beaverton, OR          350      5/4/98      5-30
Woodside-Phase 1..........  Beaverton, OR          902      5/4/98      5-30
Woodside-Phase 2 Bldg-6...  Beaverton, OR           91      5/4/98      5-30
Woodside-Phase 2 Bldg-7&8.  Beaverton, OR          653      5/4/98      5-30
Woodside-Sequent 1........  Beaverton, OR          862      5/4/98      5-30
Woodside-Sequent 5........  Beaverton, OR          919      5/4/98      5-30
Northpointe G.............  Sterling, VA           263      6/11/98     5-30
Spectrum 95...............  Landover, MD           533      9/30/98     5-30
Las Plumas................  San Jose, CA           865      12/31/98    5-30
Lafayette.................  Chantilly, VA          212      01/29/99    5-30
Woodside-Greystone........  Beaverton, OR          127      7/15/99     5-30
Dulles South..............  Chantilly, VA           82      6/30/99     5-30
Sullyfield Circle.........  Chantilly, VA          106      6/30/99     5-30
Park East I & II..........  Chantilly, VA          316      6/30/99     5-30
Park East III.............  Chantilly, VA          207      6/30/99     5-30
Northpointe Business Cntr.  Sacramento, CA         347      7/29/99     5-30
Corporate Park Phoenix....  Phoenix, AZ              3      12/30/99    5-30
So. Shaver................  Pasadena, TX           130      1/1/97      5-30
Lamar Boulevard...........  Austin, TX             799      1/1/97      5-30
N. Barker's Landing.......  Houston, TX            351      1/1/97      5-30
One Park Ten..............  San Antonio, TX        702      1/1/97      5-30
Park Terrace..............  San Antonio, TX        124      1/1/97      5-30

                             PS BUSINESS PARKS, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                          Cost
                                                                                       Capitalized
                                                                                      Subsequent to       Gross Amount at Which
                                                            Initial Cost to Company    Acquisition   Carried at December 31, 1999
                                                            ----------------------------------------------------------------------
                                                                       Buildings and   Buildings and         Buildings and
         Description           Location       Encumbrances     Land    Improvements    Improvements   Land   Improvements   Totals
-----------------------------------------------------------------------------------------------------------------------------------
La Prada..................  Mesquite, TX               -        495          1,235             95       495       1,330       1,825
NW Highway................  Garland, TX                -        480          1,203             33       480       1,236       1,716
Quail Valley..............  Missouri City, TX          -        360            918             78       360         996       1,356
Business Parkway I........  Richardson, TX             -        759          3,372            199       759       3,571       4,330
The Summit................  Plano, TX                  -      1,536          6,654            838     1,536       7,492       9,028
Northgate II..............  Dallas, TX                 -      1,274          5,505            613     1,274       6,118       7,392
Empire Commerce...........  Dallas, TX                 -        304          1,545             84       304       1,629       1,933
Royal Tech - Digital......  Las Colinas, TX            -        319          1,393              9       319       1,402       1,721
Royal Tech - Springwood...  Las Colinas, TX            -        894          3,824             94       894       3,918       4,812
Royal Tech - Regent.......  Las Colinas, TX            -        606          2,615            233       606       2,848       3,454
Royal Tech - Bldg 7.......  Las Colinas, TX            -        246          1,061              -       246       1,061       1,307
Royal Tech - NFTZ.........  Las Colinas, TX            -      1,517          6,499            109     1,517       6,608       8,125
Royal Tech - Olympus......  Las Colinas, TX            -      1,060          4,531             12     1,060       4,543       5,603
Royal Tech - Honeywell....  Las Colinas, TX            -        548          2,347              7       548       2,354       2,902
Royal Tech - Bldg 12......  Las Colinas, TX            -      1,466          6,263              7     1,466       6,270       7,736
Royal Tech - Bldg 13......  Las Colinas, TX            -        955          4,080             50       955       4,130       5,085
Royal Tech - Bldg 14......  Las Colinas, TX            -      2,010         10,242              -     2,010      10,242      12,251
Business Parkway II.......  Richardson, TX             -         40            196              4        40         200         241
Royal Tech - Bldg 15......  Irving, TX                 -      1,307          5,600            170     1,307       5,770       7,077
Westchase Corporate Park..  Houston, TX                -      2,173          7,338              5     2,173       7,343       9,516
Ben White 1...............  Austin, TX                 -        789          3,571              -       789       3,571       4,360
Ben White 5...............  Austin, TX                 -        761          3,444             15       761       3,459       4,220
McKalla 3.................  Austin, TX                 -        662          2,994             15       662       3,009       3,671
McKalla 4.................  Austin, TX                 -        749          3,390             24       749       3,414       4,163
Mopac 6...................  Austin, TX                 -        307          1,390             53       307       1,443       1,750
Waterford A...............  Austin, TX                 -        597          2,752              -       597       2,752       3,349
Waterford B...............  Austin, TX                 -        367          1,677              -       367       1,677       2,044
Waterford C...............  Austin, TX                 -      1,144          5,225              2     1,144       5,227       6,371
McNeil 6..................  Austin, TX                 -        437          2,013              8       437       2,021       2,458
Rutland 11................  Austin, TX                 -        325          1,536             10       325       1,546       1,871
Rutland 12................  Austin, TX                 -        535          2,487             39       535       2,526       3,061
Rutland 13................  Austin, TX                 -        469          2,190              5       469       2,195       2,664
Rutland 14................  Austin, TX                 -        535          2,422             16       535       2,438       2,973
Rutland 19................  Austin, TX                 -        158            762              3       158         765         923
Royal Tech  - Bldg 16.....  Las Colinas, TX            -      2,464          2,703            114     2,464       2,817       5,281
Monroe Business Center....  Herndon, VA                -      5,926         13,944            892     5,926      14,836      20,762
B & O.....................  Baltimore, MD              -      4,067          9,522          1,776     4,067      11,298      15,365
Lusk II-R&D...............  San Diego, CA              -      1,081          2,644            133     1,081       2,777       3,858
Lusk II-Office............  San Diego, CA              -      1,229          3,005            294     1,229       3,299       4,528
Norris Cn-Office..........  San Ramon, CA              -        792          1,939            185       792       2,124       2,916

                                                                    Depreciable
                                             Accumulated      Date     Lives
         Description          Location       Depreciation   Acquired  (Years)
-------------------------------------------------------------------------------
La Prada..................  Mesquite, TX            129      1/1/97      5-30
NW Highway................  Garland, TX             119      1/1/97      5-30
Quail Valley..............  Missouri City, TX        96      1/1/97      5-30
Business Parkway I........  Richardson, TX          359      5/4/98      5-30
The Summit................  Plano, TX               806      5/4/98      5-30
Northgate II..............  Dallas, TX              673      5/4/98      5-30
Empire Commerce...........  Dallas, TX              140      5/4/98      5-30
Royal Tech - Digital......  Las Colinas, TX         133      5/4/98      5-30
Royal Tech - Springwood...  Las Colinas, TX         380      5/4/98      5-30
Royal Tech - Regent.......  Las Colinas, TX         287      5/4/98      5-30
Royal Tech - Bldg 7.......  Las Colinas, TX         102      5/4/98      5-30
Royal Tech - NFTZ.........  Las Colinas, TX         644      5/4/98      5-30
Royal Tech - Olympus......  Las Colinas, TX         441      5/4/98      5-30
Royal Tech - Honeywell....  Las Colinas, TX         228      5/4/98      5-30
Royal Tech - Bldg 12......  Las Colinas, TX         609      5/4/98      5-30
Royal Tech - Bldg 13......  Las Colinas, TX         403      5/4/98      5-30
Royal Tech - Bldg 14......  Las Colinas, TX         926      5/4/98      5-30
Business Parkway II.......  Richardson, TX           17      5/4/98      5-30
Royal Tech - Bldg 15......  Irving, TX              459      11/4/98     5-30
Westchase Corporate Park..  Houston, TX               2      12/30/99    5-30
Ben White 1...............  Austin, TX              219      12/31/98    5-30
Ben White 5...............  Austin, TX              213      12/31/98    5-30
McKalla 3.................  Austin, TX              186      12/31/98    5-30
McKalla 4.................  Austin, TX              213      12/31/98    5-30
Mopac 6...................  Austin, TX               93      12/31/98    5-30
Waterford A...............  Austin, TX              156      1/06/99     5-30
Waterford B...............  Austin, TX               57      5/20/99     5-30
Waterford C...............  Austin, TX              178      5/20/99     5-30
McNeil 6..................  Austin, TX              115      1/6/9       5-30
Rutland 11................  Austin, TX               86      1/6/99      5-30
Rutland 12................  Austin, TX              147      1/6/99      5-30
Rutland 13................  Austin, TX              123      1/6/99      5-30
Rutland 14................  Austin, TX              151      12/31/98    5-30
Rutland 19................  Austin, TX               42      1/6/99      5-30
Royal Tech  - Bldg 16.....  Las Colinas, TX          56      7/1/99      5-30
Monroe Business Center....  Herndon, VA           1,483      8/1/97      5-30
B & O.....................  Baltimore, MD         1,102      8/1/97      5-30
Lusk II-R&D...............  San Diego, CA           173      3/17/98     5-30
Lusk II-Office............  San Diego, CA           217      3/17/98     5-30
Norris Cn-Office..........  San Ramon, CA           239      3/17/98     5-30

                            PS BUSINESS PARKS, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                     Cost
                                                                                  Capitalized
                                                                                  Subsequent to    Gross Amount at Which Carried
                                                       Initial Cost to Company     Acquisition           at December 31, 1999
                                                       ---------------------------------------------------------------------------
                                                                Buildings and     Buildings and            Buildings and
         Description      Location     Encumbrances     Land    Improvements       Improvements   Land     Improvements    Totals
-----------------------------------------------------------------------------------------------------------------------------------
Norris Cn-R&D.........  San Ramon, CA            -        696          1,703             79        696          1,782       2,478
Northpointe D.........  Sterling, VA         1,640        787          2,882              9        787          2,891       3,678
Monroe II.............  Herndon, VA          2,108        811          4,967            164        811          5,131       5,942
Kearny Mesa-Office....  San Diego, CA            -        790          1,933            356        790          2,289       3,079
Kearny Mesa-R&D.......  San Diego, CA            -      2,108          5,156            146      2,108          5,302       7,410
Bren Mar-Office.......  Alexandria, VA           -        573          1,401            412        573          1,813       2,386
Lusk III..............  San Diego, CA            -      1,906          4,662            217      1,906          4,879       6,785
Bren Mar-R&D..........  Alexandria, VA           -      1,627          3,979             78      1,627          4,057       5,684
Alban Road-Office.....  Springfield, VA          -        989          2,418            527        989          2,945       3,934
Alban Road-R&D........  Springfield, VA          -        948          2,318            110        948          2,428       3,376
                                         ------------------------------------------------------------------------------------------
                                           $37,066   $198,671       $615,771        $31,196   $198,671       $646,967    $845,638
                                         ==========================================================================================

                                                                 Depreciable
                                        Accumulated      Date      Lives
         Description      Location      Depreciation   Acquired   (Years)
-----------------------------------------------------------------------------
Norris Cn-R&D.........  San Ramon, CA           12     3/17/98       5-30
Northpointe D.........  Sterling, VA           252     6/11/98       5-30
Monroe II.............  Herndon, VA            284     1/29/99       5-30
Kearny Mesa-Office....  San Diego, CA          156     3/17/98       5-30
Kearny Mesa-R&D.......  San Diego, CA          322     3/17/98       5-30
Bren Mar-Office.......  Alexandria, VA         158     3/17/98       5-30
Lusk III..............  San Diego, CA          301     3/17/98       5-30
Bren Mar-R&D..........  Alexandria, VA         246     3/17/98       5-30
Alban Road-Office.....  Springfield, VA        199     3/17/98       5-30
Alban Road-R&D........  Springfield, VA        150     3/17/98       5-30
                                         -----------
                                           $51,978
                                         ===========

                             PS BUSINESS PARKS, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999



A summary of activity for real estate and accumulated depreciation is as follows:


  Reconciliation of real estate:
                                                        Years Ended December 31,
                                          -----------------------------------------------------
                                                1999              1998              1997
                                          ---------------  ----------------- ------------------
  Balance at beginning of period......    $ 712,938,000      $ 318,220,000    $            -
  Additions during period:
    Acquisitions......................      102,839,000        378,321,000       314,655,000
    Developed projects................       13,650,000                  -                 -
    Property held for disposition.....      (15,237,000)                 -                 -
    Additional costs relating to prior
       year's acquisitions............                -          5,306,000                 -
    Improvements......................       16,211,000         11,091,000         3,565,000
                                          ---------------  ----------------- ------------------
  Balance at close of period..........    $ 830,401,000      $ 712,938,000    $  318,220,000
                                          ===============  ================= ==================

  Reconciliation of accumulated depreciation:


                                                        Years Ended December 31,
                                          -----------------------------------------------------
                                               1999              1998              1997
                                          ---------------  ----------------- ------------------
  Balance at beginning of period......    $  22,517,000    $   3,982,000     $            -
  Additions during period:
    Property held for disposition.....       (1,002,000)               -                  -
    Depreciation......................       29,461,000       18,535,000          3,982,000
                                          ---------------  ----------------- ------------------
  Balance at close of period..........    $  50,976,000    $  22,517,000     $    3,982,000
                                          ===============  ================= ==================



The unaudited adjusted basis of real estate facilities for Federal income tax purposes was approximately $712 million at December 31, 1999.