Form 10-Q
period 2000-03-31
PS BUSINESS PARKS INC/CA
filed 2000-05-12
CIK 866368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

                                       or

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

Number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2000:

Common Stock, $0.01 par value, 23,418,478 shares outstanding

                             PS BUSINESS PARKS, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2000
         and December 31, 1999.........................................        2

         Condensed Consolidated Statements of Income for the Three
         Months Ended March 31, 2000 and 1999...........................       3

         Condensed Consolidated Statement of Shareholders' Equity for
         the Three Months Ended March 31, 2000..........................       4

         Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 2000 and 1999...........................   5 - 6

         Notes to Condensed Consolidated Financial Statements...........  7 - 15


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................... 16 - 22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....      22


PART II. OTHER INFORMATION

Item 6.  Exhibits & Reports on Form 8-K.................................      23

                             PS BUSINESS PARKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             March 31,              December 31,
                                                                               2000                     1999
                                                                          ----------------        ----------------
                                                                            (unaudited)
                                                       ASSETS
                                                       ------
Cash and cash equivalents...............................                  $    41,572,000         $    74,220,000

Real estate facilities, at cost:
     Land...............................................                      201,813,000             194,140,000
     Buildings and equipment............................                      657,643,000             636,261,000
                                                                          ----------------        ----------------
                                                                              859,456,000             830,401,000
     Accumulated depreciation...........................                      (59,277,000)            (50,976,000)
                                                                          ----------------        ----------------
                                                                              800,179,000             779,425,000
Properties held for disposition, net....................                       14,235,000              14,235,000
Construction in progress................................                       13,793,000               8,616,000
                                                                          ----------------        ----------------
                                                                              828,207,000             802,276,000

Receivables.............................................                          203,000                 771,000
Deferred rent receivables...............................                        6,063,000               5,493,000
Intangible assets, net..................................                        1,207,000               1,282,000
Other assets............................................                       20,176,000              19,699,000
                                                                          ----------------        ----------------
              Total assets..............................                  $   897,428,000         $   903,741,000
                                                                          ================        ================


                                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                        ------------------------------------

Accrued and other liabilities..............................               $    22,468,000         $    21,195,000
Mortgage notes payable.....................................                    31,552,000              37,066,000
                                                                          ----------------        ----------------
         Total liabilities.................................                    54,020,000              58,261,000

Minority interest:
         Preferred units...................................                   132,750,000             132,750,000
         Common units......................................                   156,047,000             157,199,000

Shareholders' equity:
   Preferred stock, $0.01 par value, 50,000,000 shares
     authorized, 2,200 shares issued and outstanding at
     March 31, 2000 and December 31, 1999..................                    55,000,000              55,000,000
   Common stock, $0.01 par value, 100,000,000 shares
     authorized, 23,432,078 shares issued and outstanding
     at March 31, 2000 (23,645,461 shares issued and
     outstanding at December 31, 1999).....................                       234,000                 236,000
   Paid-in capital.........................................                   474,377,000             478,889,000
   Cumulative net income...................................                    84,552,000              73,809,000
   Cumulative distributions................................                   (59,552,000)            (52,403,000)
                                                                          ----------------        ----------------
         Total shareholders' equity........................                   554,611,000             555,531,000
                                                                          ----------------        ----------------
              Total liabilities and shareholders' equity...               $   897,428,000         $   903,741,000
                                                                          ================        ================

                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                    For the Three Months
                                                                                      Ended March 31,
                                                                          ------------------------------------------
                                                                                 2000                  1999
                                                                          --------------------  --------------------
Revenues:
   Rental income....................................................      $      34,053,000     $      29,117,000
   Facility management fees from affiliates.........................                123,000               114,000
   Interest and other income........................................              1,688,000                20,000
                                                                          --------------------  --------------------
                                                                                 35,864,000            29,251,000
                                                                          --------------------  --------------------

Expenses:
  Cost of operations................................................              9,552,000             8,376,000
  Cost of facility management.......................................                 25,000                23,000
  Depreciation and amortization.....................................              8,376,000             6,733,000
  General and administrative........................................                883,000               802,000
  Interest expense..................................................                374,000               909,000
                                                                          --------------------  --------------------
                                                                                 19,210,000            16,843,000
                                                                          --------------------  --------------------

Income before minority interest.....................................             16,654,000            12,408,000

  Minority interest in income - preferred units.....................             (2,920,000)                    -
  Minority interest in income - common units........................             (2,991,000)           (2,966,000)
                                                                          --------------------  --------------------
Net income..........................................................      $      10,743,000     $       9,442,000
                                                                          ====================  ====================

Net income allocation:
  Allocable to preferred shareholders...............................      $       1,272,000     $               -
  Allocable to common shareholders..................................              9,471,000             9,442,000
                                                                          --------------------  --------------------
                                                                          $      10,743,000     $       9,442,000
                                                                          ====================  ====================
Net income per common share:
  Basic.............................................................      $         0.40        $         0.40
                                                                          ====================  ====================
  Diluted...........................................................      $         0.40        $         0.40
                                                                          ====================  ====================

Weighted average common shares outstanding:
  Basic.............................................................             23,592,000            23,637,000
                                                                          ====================  ====================
  Diluted...........................................................             23,643,000            23,705,000
                                                                          ====================  ====================

                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the three months ended March 31, 2000
                                   (Unaudited)

                                   Preferred Stock        Common Stock
                                 --------------------  --------------------   Paid-in      Cumulative    Cumulative    Shareholders'
                                  Shares    Amount       Shares     Amount    Capital      Net Income   Distributions     Equity
                                 -------- -----------  ----------  --------  ------------  -----------  -------------- -------------
Balances at December 31, 1999...  2,200   $55,000,000  23,645,461  $236,000  $478,889,000  $73,809,000  $(52,403,000)  $555,531,000

 Conversion of common OP units..      -             -     107,517     1,000     2,189,000            -             -      2,190,000

 Repurchase of common stock.....      -             -    (320,900)   (3,000)   (6,771,000)           -             -     (6,774,000)

 Net income.....................      -             -           -         -             -   10,743,000             -     10,743,000

 Distributions paid:
    Preferred stock.............      -             -           -         -             -            -    (1,272,000)    (1,272,000)
    Common stock................      -             -           -         -             -            -    (5,877,000)    (5,877,000)

 Adjustment to reflect  minority
   interest    to     underlying
   ownership interest...........      -             -           -         -        70,000            -             -         70,000
                                 -------- -----------  ----------  --------  ------------  -----------  -------------- -------------

Balances at March 31, 2000......  2,200   $55,000,000  23,432,078  $234,000  $474,377,000  $84,552,000  $(59,552,000)  $554,611,000
                                 ======== ===========  ==========  ========  ============  ===========  ============== =============

                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                    For the Three Months
                                                                                      Ended March 31,
                                                                          -----------------------------------------
                                                                                2000                   1999
                                                                          -------------------   -------------------
Cash flows from operating activities:
   Net income.......................................................        $    10,743,000       $     9,442,000
   Adjustments to  reconcile  net  income  to  net cash  provided by operating activities:
       Depreciation and amortization expense........................              8,376,000             6,733,000
       Minority interest in income..................................              5,911,000             2,966,000
       (Increase) decrease in receivables and other assets..........                 21,000              (832,000)
       Increase (decrease) in accrued and other liabilities.........              1,251,000            (1,900,000)
                                                                          -------------------   -------------------
            Total adjustments.......................................             15,559,000             6,967,000
                                                                          -------------------   -------------------

         Net cash provided by operating activities..................             26,302,000            16,409,000
                                                                          -------------------   -------------------

Cash flows from investing activities:
       Other investments............................................               (500,000)                    -
       Acquisition of real estate facilities........................            (25,386,000)          (22,269,000)
       Capital improvements to real estate facilities...............             (3,669,000)           (2,204,000)
       Construction in progress.....................................             (5,177,000)           (3,877,000)
                                                                          -------------------   -------------------

         Net cash used in investing activities......................            (34,732,000)          (28,350,000)
                                                                          -------------------   -------------------

Cash flows from financing activities:
       Borrowings from an affiliate.................................                      -            41,200,000
       Repayment of borrowings from an affiliate....................                      -           (13,500,000)
       Loans to an affiliate........................................            (77,000,000)                    -
       Repayment of loans to an affiliate...........................             77,000,000                     -
       Borrowings from line of credit...............................                      -            14,000,000
       Repayment of borrowings from line of credit..................                      -           (26,500,000)
       Principal payments on mortgage notes payable.................             (5,514,000)             (305,000)
       Net proceeds from the issuance of common stock...............                      -                40,000
       Repurchase of common stock...................................             (6,774,000)                    -
       Distributions paid to preferred shareholders.................             (1,272,000)                    -
       Distributions paid to minority interests - preferred units...             (2,920,000)                    -
       Distributions paid to common shareholders....................             (5,877,000)           (5,909,000)
       Distributions paid to minority interests - common units......             (1,861,000)           (1,854,000)
                                                                          -------------------   -------------------

         Net cash (used in) provided by financing activities........            (24,218,000)            7,172,000
                                                                          -------------------   -------------------

Net decrease in cash and cash equivalents...........................            (32,648,000)           (4,769,000)

Cash and cash equivalents at the beginning of the period............             74,220,000             6,068,000
                                                                          -------------------   -------------------

Cash and cash equivalents at the end of the period..................        $    41,572,000       $     1,299,000
                                                                          ===================   ===================

                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    For the Three Months
                                                                                      Ended March 31,
                                                                          -----------------------------------------
                                                                                2000                   1999
                                                                          -------------------   -------------------
Supplemental schedule of non cash investing and financing
   activities:

Acquisitions  of  real  estate facilities in  exchange for  minority interests and mortgage notes payable:
       Real estate facilities.......................................        $             -       $    (2,520,000)
       Minority interest - common units.............................                      -               333,000
       Mortgage notes payable.......................................                      -             2,187,000

Conversion of common OP units into shares of common stock:
       Minority interest - common units.............................             (2,190,000)                    -
       Common stock.................................................                  1,000                     -
       Paid-in capital..............................................              2,189,000                     -

Adjustment  to  reflect miniority interest to  underlying  ownership interest:
       Minority interest - common units.............................                (70,000)              395,000
       Paid-in capital..............................................                 70,000              (395,000)



                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


1.   Organization and description of business

     PS Business Parks, Inc. ("PSB") was incorporated in the state of California in 1990. As of March 31, 2000, PSB owned an approximate 73% general and limited partnership interest in PS Business Parks, L.P. (the "Operating Partnership" or "OP"). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the "Company."

     The Company is a fully-integrated, self-advised and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of March 31, 2000, the Company owned and operated 126 commercial properties (approximately 12.5 million net rentable square feet) located in 11 states. In addition, the Company managed, on behalf of Public Storage, Inc. ("PSI") and affiliated entities, 37 commercial properties (approximately 1.0 million net rentable square feet).

2.   Summary of significant accounting policies

     Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

     The condensed consolidated financial statements include the accounts of PSB and the Operating Partnership. All significant intercompany balances and transaction have been eliminated in the condensed consolidated financial statements.

     Cash and cash equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value.

     Real estate facilities

     Real estate facilities are recorded at cost. Costs related to the renovation or improvement of the properties are capitalized. Expenditures for repair and maintenance are expensed as incurred. Buildings and equipment are depreciated on the straight-line method over the estimated useful lives, which are generally 30 and 5 years, respectively.

     Interest cost and property taxes incurred during the period of construction of real estate facilities are capitalized. Construction in progress and developed projects include $1,655,000 and $1,257,000 of interest costs capitalized at March 31, 2000 and December 31, 1999, respectively. The Company capitalized $398,000 and $185,000 during the three months ended March 31, 2000 and 1999, respectively.

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

     Intangible assets

     Intangible assets consist of property management contracts for properties managed, but not owned, by the Company. The intangible assets are being amortized over seven years. Intangible assets are net of accumulated amortization of $949,000 and $874,000 at March 31, 2000 and December 31, 1999, respectively.

     Evaluation of asset impairment

     The Company evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based on discounting its estimated future cash flows. At March 31, 2000, no such indicators of impairment have been identified.

     Assets held for disposition are reported at the lower of carrying amount or fair value less selling costs.

     Borrowings from and loans to affiliate

     The Company borrowed an aggregate of $41.2 million from PSI and paid $266,000 in interest expense during the three months ended March 31, 1999. The notes bore interest at 5.5% (per annum) and were repaid as of April 30, 1999.

     The Company loaned an aggregate of $77 million to PSI and received $153,000 in interest income during the period of January 5, 2000 through March 8, 2000. The notes bore interest at 5.9% (per annum) and were repaid as of March 20, 2000.

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

     General and administrative expense

     General and administrative expense includes executive compensation, office expense, professional fees, state income taxes, cost of acquisition personnel and other such administrative items. Such amounts include amounts incurred by PSI on behalf of the Company, which were subsequently charged to the Company in accordance with the allocation methodology pursuant to the cost allocation and administrative service agreement between the Company and PSI.

     Acquisition costs

     Internal acquisition costs are expensed as incurred.

     Income taxes

     During 1997, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes at least 95% of its taxable income to its shareholders. In addition, REIT's are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


     REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 1999 and intends to continue to meet such requirements for 2000. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

     Net income per common share

     Per share amounts are computed using the weighted average common shares outstanding. "Diluted" weighted average common shares outstanding include the dilutive effect of stock options under the treasury stock method. "Basic" weighted average common shares outstanding excludes such effect. Earnings per share has been calculated as follows:



                                                                                       For the Three Months
                                                                                         Ended March 31,
                                                                          -------------------------------------------
                                                                                2000                    1999
                                                                          -------------------   ---------------------
Net income allocable to common shareholders...........................    $       9,471,000       $       9,442,000
                                                                          ===================   =====================

Weighted average common shares outstanding:

   Basic weighted average common shares outstanding...................           23,592,000              23,637,000
   Net  effect of  dilutive  stock  options - based on treasury  stock
     method using average market price................................               51,000                  68,000
                                                                          -------------------   ---------------------
   Diluted weighted average common shares outstanding.................           23,643,000              23,705,000
                                                                          ===================  ======================


Basic earnings per common share.......................................    $            0.40      $             0.40
                                                                          ===================   =====================
Diluted earnings per common share.....................................    $            0.40      $             0.40
                                                                          ===================   =====================

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


3.   Real estate facilities

     The activity in real estate facilities for the three months ended March 31, 2000 is as follows:

                                                                                  Accumulated
                                                Land            Buildings         Depreciation         Total
                                           ----------------  ----------------   -----------------  ----------------
     Balances at December 31, 1999......   $   194,140,000   $   636,261,000    $   (50,976,000)   $   779,425,000
     Property acquisitions..............         7,673,000        17,713,000                  -         25,386,000
     Capital improvements...............                 -         3,669,000                  -          3,669,000
     Depreciation expense...............                 -                 -         (8,301,000)        (8,301,000)
                                           ----------------  ----------------   -----------------  ----------------

     Balances at March 31, 2000.........   $   201,813,000   $   657,643,000    $   (59,277,000)   $   800,179,000
                                           ================  ================   =================  ================

     Certain properties have been identified as not meeting the Company's ongoing investment strategy and have been designated as properties held for disposition at December 31, 1999. These properties are currently being marketed and the Company anticipates a gain on the sale during this fiscal year. The following summarizes the condensed results of operations of the properties held for disposition which are included in the condensed consolidated statements of income:


                                               For the Three Ended March 31,
                                         ---------------------------------------
                                               2000                    1999
                                         -----------------      ----------------
   Rental income......................        $1,015,000            $1,076,000
   Cost of operations.................           434,000               458,000
   Depreciation.......................            89,000                89,000
                                        -----------------      ----------------
   Net operating income..............         $  492,000            $  529,000
                                        =================      ================

4.   Leasing activity


     The Company leases space in its real estate facilities to tenants under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues excluding recovery of expenses as of March 31, 2000 under these leases are as follows:

                    2000 (April - December).............         $   81,527,000
                    2001................................             87,171,000
                    2002................................             62,601,000
                    2003................................             42,182,000
                    2004................................             27,415,000
                    Thereafter..........................             46,125,000
                                                                ----------------
                                                                 $  347,021,000
                                                                ================

     In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amount to $4,054,000 and $3,441,000 for the three months ended March 31, 2000 and 1999, respectively. These amounts are included as rental income and cost of operations in the accompanying condensed consolidated statements of income.


5.   Revolving line of credit

     In August 1999, the Company extended its unsecured line of credit (the "Credit Facility") with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 6, 2002.

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

     The expiration date may be extended by one year on each anniversary of the Credit Facility. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.75% to 1.35% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 1.00%). In addition, the Company is required to pay an annual commitment fee of 0.25%. The Company had no outstanding balance and $100 million available on its line of credit at March 31, 2000 and December 31, 1999.

     The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.50 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.0 and 1.75 to 1.0, respectively,
     (iii) maintain a minimum total shareholders' equity (as defined) and (iv) limit distributions to 95% of funds from operations. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company's unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at March 31, 2000.

6.   Mortgage notes payable

     Mortgage notes consist of the following:

                                                                                 March 31,         December 31,
                                                                                   2000                1999
                                                                             -----------------  -----------------
     7.125% mortgage note, principal and interest payable  monthly,  due
          May 2006......................................................      $    8,707,000     $    8,751,000
     8.190% mortgage note,  principal and interest payable monthly,  due
          March 2007....................................................           6,621,000          6,666,000
     7.290% mortgage note, principal and interest payable  monthly,  due
          February 2009.................................................           6,348,000          6,372,000
     8.125% mortgage note...............................................                   -          5,327,000
     7.280% mortgage note, principal and interest payable  monthly,  due
          February 2003.................................................           4,275,000          4,304,000
     8.000% mortgage note, principal and  interest payable  monthly, due
          April 2003....................................................           2,087,000          2,108,000
     8.500% mortgage note, principal and interest payable  monthly,  due
          July 2007.....................................................           1,886,000          1,898,000
     8.000% mortgage note, principal and interest payable  monthly,  due
          April 2003....................................................           1,628,000          1,640,000
                                                                             -----------------  -----------------
                                                                                 $31,552,000        $37,066,000
                                                                             =================  =================

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000



     At March 31, 2000, approximate principal maturities of mortgage notes payable are as follows:

                    2000 (April - December).............         $      580,000
                    2001................................                829,000
                    2002................................                895,000
                    2003................................              7,871,000
                    2004................................                696,000
                    Thereafter..........................             20,681,000
                                                                ----------------
                                                                 $   31,552,000
                                                                ================

7.   Minority interests


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

     At March 31, 2000, there were 7,335,839 OP units owned by minority interests (7,305,355 were owned by PSI and affiliated entities and 30,484 were owned by unaffiliated third parties). On a fully converted basis, assuming all 7,335,839 minority interest OP units were converted into shares of common stock of PSB at March 31, 2000, the minority interests would own approximately 23.8% of the common shares outstanding. At the end of each reporting period, PSB determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests' equity in the Company.

     Preferred units

     On April 23, 1999, the Operating Partnership completed a private placement of 510,000 preferred units with a preferred distribution rate of 8 7/8%. The net proceeds from the placement of preferred units were approximately $12.5 million and were used to repay borrowings from an affiliate.

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

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

     The Operating Partnership has the right to redeem the preferred units on or after the fifth anniversary of the issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PS Business Parks, Inc. on or after the tenth anniversary of the date of issuance at the option of the Operating
     Partnership or majority of the holders of the preferred units. The Preferred Stock will have the same distribution rate and par value as the respective units and will have equivalent terms to those described in Note 9.

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

9.   Shareholders' equity

     Preferred stock

     On April 30, 1999, the Company issued 2,200,000 depositary shares each representing 1/1,000 of a share of 9 1/4% Cumulative Preferred Stock, Series A. Net proceeds from the public perpetual preferred stock offering were approximately $53.1 million and were used to repay borrowings from an affiliate and a mortgage note payable of approximately $11 million. The remaining proceeds were used for investment in real estate.

     Holders of the Company's preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company's Board of Directors until all events of default have been cured. At March 31, 2000, there were no dividends in arrears.

     Except under certain conditions relating to the Company's qualification as a REIT, the preferred stock is not redeemable prior to April 30, 2004. On or after April 30, 2004, the preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends.

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


     The Company paid $1,272,000 ($0.578125 per depositary share) in distributions to its preferred shareholders for the three months ended March 31, 2000. No preferred distributions were paid during the three months ended March 31, 1999.

     Common stock

     On March 2, 2000, the Board of Directors authorized the repurchase from time to time of up to 1,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. As of March 31, 2000, the Company repurchased 320,900 shares of common stock at an aggregate cost of approximately $6,774,000.

     On March 31, 2000, a holder of common OP units exercised its option and converted its 107,517 common OP units into an equal number of shares of PSB common stock. The conversion resulted in an increase in shareholders' equity and a corresponding decrease in minority interest of approximately $2,190,000 representing the book value of the OP units at the time of conversion.

     The Company paid $5,877,000  ($0.25 per common share) and $5,909,000 ($0.25 per common share) in distributions to its common shareholders for the three months ended March 31, 2000 and 1999, respectively. Pursuant to restrictions on the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

     Equity stock

     In addition to common and preferred stock, the Company is authorized to issue 100,000,000 shares of Equity Stock. The Articles of Incorporation provide that the Equity Stock may be issued from time to time in one or more series and gives the Board of Directors broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Stock.

10.  Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The
     Company is studying this statement to determine its effect on the consolidated financial statements and will adopt this statement in the year ending December 31, 2001.

11.  Commitments and contingencies

     The Company is subject to the risks inherent in the ownership and operation of commercial real estate. These include, among others, the risks normally associated with changes in the general economic climate, trends in the real estate industry, creditworthiness of tenants, competition, changes in tax laws, interest rate levels, the availability of financing and potential liability under environmental and other laws.

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

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000



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

     The Company currently is neither subject to any other material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business. Based on consultation with counsel, management believes that these items will not have a material adverse impact on the Company's consolidated financial position or results of operations.

Management's  Discussion  and Analysis of  Financial  Condition  and  Results of
--------------------------------------------------------------------------------
Operations
----------

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

     Overview: During 2000 and 1999, the Company focused on increasing cash flow from its existing core portfolio of properties, expanded its presence in existing markets through strategic acquisitions and developments and strengthened its balance sheet primarily through the issuance of common and preferred stock/units at reasonable prices. By maintaining low leverage, the Company believes that future growth is facilitated.

     During the first quarter of 2000, the Company acquired 178,000 square feet in Northern California for approximately $23.3 million. In addition, the Company acquired 21 acres of land in Texas for approximately $3.7 million for the development of two 100,000 square feet flex buildings.

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

     Results of Operations: Net income for the three months ended March 31, 2000 was $10,743,000 compared to $9,442,000 for the same period in 1999. Net income allocable to common shareholders (net income less preferred stock dividends) for the three months ended March 31, 2000 was $9,471,000 compared to $9,442,000 for the same period in 1999. Net income per common share on a diluted basis was $0.40 for the three months ended March 31, 2000 and 1999 (based on weighted average diluted common shares outstanding of 23,643,000 and 23,705,000, respectively).

     The Company's property operations account for almost all of the net operating income earned by the Company. The following table presents the pre-depreciation operating results of the properties:

                                                                    Three Months Ended March 31,
                                                                 ----------------------------------
                                                                      2000             1999              Change
                                                                 ----------------  ----------------   -------------
Rental income:

"Same  Park"  facilities (110 facilities,  10.8  million  net
     rentable square feet)...................................        $29,332,000       $27,700,000           5.9%
Facilities   acquired  subsequent   to   December   1998  (16
     facilities, 1.7 million net rentable square feet).......          4,721,000         1,417,000         233.2%
                                                                 ----------------  ----------------   -------------
Total rental income..........................................        $34,053,000       $29,117,000          17.0%
                                                                 ================  ================   =============

Cost of operations (excluding depreciation):
"Same Park" facilities.......................................         $8,172,000        $7,918,000           3.2%
Facilities acquired subsequent to December 1998..............          1,380,000           458,000         201.3%
                                                                 ----------------  ----------------   -------------
Total cost of operations.....................................         $9,552,000         8,376,000          14.0%
                                                                 ================  ================   =============

Net operating income (rental income less cost of operations):
"Same Park" facilities.......................................        $21,160,000       $19,782,000           7.0%
Facilities acquired subsequent to December 1998..............          3,341,000           959,000         248.4%
                                                                 ----------------  ----------------   -------------
Total net operating income...................................        $24,501,000       $20,741,000          18.1%
                                                                 ================  ================   =============

     Rental income and rental income less cost of operations or net operating income ("NOI") prior to depreciation are summarized for the three months ended March 31, 2000 by major geographic regions below:

                                   Square         Percent         Rental         Percent                        Percent
   Region                          Footage        of Total        Income         of Total       NOI             of Total
-------------------------       --------------   -----------  --------------  ------------  --------------   -------------
Southern California......         3,093,000        24.7%        $8,793,000        25.8%       $6,758,000          27.6%
Northern California......         1,495,000        11.9%         3,662,000        10.8%        2,710,000          11.1%
Southern Texas...........         1,031,000         8.2%         2,594,000         7.6%        1,538,000           6.3%
Northern Texas...........         2,003,000        16.0%         4,451,000        13.1%        2,966,000          12.1%
Virginia.................         1,612,000        12.9%         5,361,000        15.7%        3,929,000          16.0%
Maryland.................         1,104,000         8.8%         3,352,000         9.8%        2,332,000           9.5%
Oregon...................         1,169,000         9.3%         3,723,000        10.9%        2,968,000          12.1%
Other...................          1,032,000         8.2%         2,117,000         6.3%        1,300,000           5.3%
                                --------------   -----------  --------------  ------------  --------------   -------------
                                 12,539,000       100.0%       $34,053,000       100.0%      $24,501,000         100.0%
                                ==============   ===========  ==============  ============  ==============   =============

     Supplemental Property Data and Trends: In order to evaluate the performance of the Company's overall portfolio, management analyzes the operating performance of a consistent group of 110 properties (10.8 million net rentable square feet). These 110 properties (herein referred to as the "Same Park" facilities) have been owned and operated by the Company for the comparable periods and will provide a more comprehensive analysis of the portfolio's operations. The "Same Park" facilities represent approximately 86% of the square footage of the Company's portfolio at March 31, 2000.

     The following table summarizes the pre-depreciation historical operating results of the "Same Park" facilities excluding the effects of accounting for rental revenues on a straight-line basis.

                     "Same Park" Facilities (110 Properties)
                     ---------------------------------------

                                         Three Months Ended
                                              March 31,
                                   -------------------------------
                                       2000             1999          Change
                                   --------------  ---------------  ------------
  Rental income (1)...............  $28,789,000      $26,986,000        6.7%
  Cost of operations..............    8,172,000        7,918,000        3.2%
                                   --------------  ---------------  ------------
  Net operating income............  $20,617,000      $19,068,000        8.1%
                                   ==============  ===============  ============

  Gross margin (2)................        71.6%            70.7%        0.9%


  Weighted average for period:
  ---------------------------

  Occupancy.......................        96.7%            96.4%        0.3%
  Annualized   realized  rent  per
   square feet (3)................        11.05           $10.39        6.4%

(1) Rental income does not include the effect of straight-line accounting.

(2) Gross margin is computed by dividing property net operating income by rental income.

(3) Realized rent per square foot represents the actual revenues earned per occupied square foot.

     The following tables summarize the "Same Park" operating results by major geographic region for the three months ended March 31, 2000 and 1999:


                             Revenues        Revenues                         NOI            NOI          Increase
         Region                2000            1999         Increase         2000            1999        (Decrease)
------------------------   -------------   -------------   -----------   --------------   ------------  ------------
Southern California.....     $8,631,000      $7,839,000       10.1%         $6,514,000     $5,663,000      15.0%
Northern California.....      2,929,000       2,658,000       10.2%          2,186,000      1,960,000      11.5%
Southern Texas..........      2,257,000       2,153,000        4.8%          1,296,000      1,375,000      (5.7%)
Northern Texas..........      3,646,000       3,462,000        5.3%          2,383,000      2,237,000       6.5%
Virginia................      3,809,000       3,601,000        5.8%          2,721,000      2,494,000       9.1%
Maryland................      2,380,000       2,343,000        1.6%          1,722,000      1,721,000       0.1%
Arizona.................      3,654,000       3,540,000        3.2%          2,921,000      2,768,000       5.5%
Other...................      1,483,000       1,390,000        6.7%            874,000        850,000       2.8%
                           -------------   -------------   -----------   --------------   ------------  ------------
                            $28,789,000     $26,986,000        6.7%        $20,617,000    $19,068,000       8.1%
                           ==============  =============   ===========   ==============   ============  ============


     The increases noted above reflect the performance of the Company's existing markets. All major markets reflected increases in rental rates due to average to strong market conditions. The Company experienced growth in rental rates in Southern and Northern California due to a strong economic climate. In Southern Texas, increases in operating expenses in excess of revenue increases resulted in a decrease in NOI. The increases are primarily related to property tax expenses.

     Facility Management Operations: The Company's facility management accounts for a small portion of the Company's net operating income. During the three months ended March 31, 2000, $98,000 in net operating income was recognized from facility management operations compared to $91,000 for the same period in 1999. Facility management fees have increased due to the increase in rental rates of the properties managed by the Company.

     Interest and Other Income: Interest and other income reflect earnings on cash balances and other investments. Interest and other income was $1,688,000 for the three months ended March 31, 2000 compared to $20,000 for the same period in 1999. The increase is attributable to increased average cash balances and higher interest rates in addition to dividends earned on marketable securities. Average cash balances for the three months ended March 31, 2000 were approximately $81.2 million compared to $1.6 million for the same period in 1999.

     Cost of Operations: Cost of operations for the three months ended March 31, 2000 was $9,552,000 compared to $8,376,000 for the same period in 1999. The increase is due primarily to the growth in the total square footage of the Company's portfolio of properties. Cost of operations as a percentage of rental income decreased from 28.8% to 28.1% as a result of economies of scale achieved through the acquisition of properties in existing markets. Cost of operations for the three months ended March 31, 2000 consists primarily of property taxes ($3,120,000), property maintenance ($1,788,000), utilities ($1,612,000) and direct payroll ($1,469,000).

     Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended March 31, 2000 was $8,376,000 compared to $6,733,000 for the same period in 1999. The increase is due to the acquisition and development of real estate facilities during 1999.

     General and Administrative Expense: General and administrative expense was $883,000 for the three months ended March 31, 2000 compared to $802,000 for the same period in 1999. The increase is due primarily to the increased size and activities of the Company. Included in general and administrative costs are acquisition costs and abandoned transaction costs. Acquisition expenses for the three months ended March 31, 2000 and 1999 were $131,000 and $90,000, respectively. Abandoned transaction costs were $7,000 and $2,000 for the three months ended March 31, 2000 and 1999, respectively.

     Interest Expense: Interest expense was $374,000 for the three months ended March 31, 2000 compared to $909,000 for the same period in 1999. The decrease is attributable to decreased average debt balances during the period. Interest expense of $398,000 and $185,000 was capitalized as part of building costs associated with properties under development during the three months ended March 31, 2000 and 1999, respectively.

     Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income for the three months ended March 31, 2000 was $5,911,000 ($2,920,000 allocated to preferred unitholders and $2,991,000 allocated to common unitholders) compared to $2,966,000 allocated to common unitholders for the same period in 1999. The increase in minority interest in income is due primarily to the issuance of preferred operating partnership units in April and September of 1999.

Liquidity and Capital Resources
-------------------------------

     Net cash provided by operating activities for the three months ended March 31, 2000 and 1999 was $26,302,000 and $16,409,000, respectively. Management believes that its internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and maintain the current level of distribution to shareholders.

     The following table summarizes the Company's ability to make capital improvements to maintain its facilities through the use of cash provided by operating activities. The remaining cash flow is available to the Company to pay distributions to shareholders, make principal payments on debt and to make investments in real estate.


                                                                            Three Months Ended March 31,
                                                                           -------------------------------
                                                                                2000            1999
                                                                           --------------   --------------
Net income..........................................................       $ 10,743,000      $  9,442,000
Depreciation and amortization.......................................          8,376,000         6,733,000
Change in working capital...........................................          1,272,000        (2,732,000)
Minority interest in income.........................................          5,911,000         2,966,000
                                                                           --------------   --------------
Net cash provided by operating activities...........................         26,302,000        16,409,000


Maintenance capital expenditures....................................           (532,000)         (209,000)
Tenant improvements.................................................         (1,030,000)       (1,234,000)
Capitalized lease commissions.......................................           (665,000)         (517,000)
                                                                           --------------   --------------
Funds available for distributions to shareholders, minority interests,
  acquisitions and other corporate purposes.........................         24,075,000        14,449,000


Cash distributions to shareholders and minority interests...........        (11,930,000)       (7,763,000)
                                                                           --------------   --------------

Excess funds available for principal payments on debt, investments in
  real estate and other corporate purposes..........................       $ 12,145,000      $  6,686,000
                                                                           ==============   ==============


     The Company's capital structure is characterized by a low level of leverage. As of March 31, 2000, the Company had seven fixed rate mortgage notes payable totaling $31,552,000 which represented 3.6% of its total capitalization (based on book value, including minority interests and debt). The weighted average interest rate for the mortgage notes is 7.59%.

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

     The Company expects to fund its growth strategies with permanent capital, including issuances of common and preferred stock and internally generated retained cash flows. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its line of credit. The Company intends to repay amounts borrowed under the Credit Facility from undistributed cash flow or, as market conditions permit and as determined to be advantageous, from the public or private placement of preferred and common stock or formation of joint ventures. The Company targets a leverage ratio of 40% and Funds from Operations ("FFO") to combined fixed charges and preferred distributions ratio of 3.0 to
1.0. As of March 31, 2000 and for the three months then ended, the leverage ratio was 26% and the FFO to fixed charges and preferred distributions coverage ratio was 5.0 to 1.0.

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

     FFO for the Company is computed as follows:

                                                                             Three Months Ended March 31,
                                                                         -----------------------------------
                                                                               2000                1999
                                                                         -----------------  ----------------
Net income allocable to common shareholders........................       $   9,471,000     $   9,442,000
  Depreciation and amortization....................................           8,376,000         6,733,000
  Minority interest in income - common units.......................           2,991,000         2,966,000
  Less effects of straight-line rents..............................            (630,000)         (751,000)
                                                                         -----------------  ----------------
Consolidated  FFO  allocable  to  common shareholders  and minority
interests..........................................................          20,208,000        18,390,000
FFO allocated to common minority interest - common units...........          (4,810,000)       (4,404,000)
                                                                         -----------------  ----------------
FFO allocated to common shareholders...............................       $  15,398,000     $  13,986,000
                                                                         =================  ================

     Capital Expenditures: During the first quarter of 2000, the Company incurred $2.2 million in maintenance capital expenditures, tenant improvements and capitalized lease commissions. On a recurring annual basis, the Company expects $0.90 to $1.20 per square foot in recurring capital expenditures (an aggregate of $11 - $15 million based on square footage at March 31, 2000) and expects to make $1 million in renovations on a property in Southern California during the remainder of 2000.

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

     The Board of Directors declared a quarterly dividend of $0.25 per common share on May 9, 2000. In addition, the Board of Directors declared a quarterly dividend of $0.578125 per share on the depositary shares each representing 1/1000 of a share of 9 1/4% Cumulative Preferred Stock, Series A. Distributions are payable on June 30, 2000 to shareholders of record as of the close of business on June 15, 2000.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     To limit the Company's exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At March 31, 2000, the Company's debt as a percentage of shareholders' equity (based on book values) was 5.7%.

     The Company's market risk sensitive instruments include mortgage notes payable which totaled $31,552,000 at March 31, 2000. Substantially all of the Company's mortgage notes payable bear interest at fixed rates. See Note 6 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable as of March 31, 2000. Based on borrowing rates currently available to the Company, the carrying amount of debt approximates fair value.

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

     10.22 Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8 3/4% Series C Cumulative Redeemable Preferred Units, dated as of September 3, 1999. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

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

         The Company filed a Current Report on Form 8-K dated March 7, 2000 (filed March 8, 2000) pursuant to Item 5, relating to PS Business
                                                                    ------------
         Parks, Inc. v. Larry Howard, et al.
         -----------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Dated:  May 12, 2000

                               PS BUSINESS PARKS, INC.
                               BY: /s/ Jack Corrigan
                                   -----------------
                                   Jack Corrigan
                                   Vice President and Chief Financial Officer