Form 10-Q
period 2000-06-30
PS BUSINESS PARKS INC/CA
filed 2000-08-11
CIK 866368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

                                       or

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

Number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2000:

Common Stock, $0.01 par value, 23,108,190 shares outstanding

                             PS BUSINESS PARKS, INC.

                                      INDEX


                                                                                                       Page
PART I.  FINANCIAL INFORMATION                                                                         ----

  Item 1. Financial Statements

     Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999........              2

     Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30,
     2000 and 1999..........................................................................              3

     Condensed Consolidated Statement of Shareholders'  Equity for the Six Months Ended June
     30, 2000...............................................................................              4

     Condensed Consolidated Statements of Cash Flows for the Six Months  Ended June 30, 2000
     and 1999...............................................................................            5 - 6

     Notes to Condensed Consolidated Financial Statements...................................            7 - 16

   Item 2.  Management's  Discussion  and  Analysis of  Financial Condition and  Results  of
   Operations...............................................................................           17 - 26

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................              27


PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders.............................              28

   Item 6.  Exhibits & Reports on Form 8-K..................................................              28


                             PS BUSINESS PARKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             June 30,              December 31,
                                                                               2000                    1999
                                                                         -----------------       ------------------
                                                                           (unaudited)
                                                       ASSETS
                                                       ------
Cash and cash equivalents...............................                  $    48,853,000         $    74,220,000

Marketable securities...................................                       24,804,000              18,263,000

Real estate facilities, at cost:
     Land...............................................                      200,176,000             194,140,000
     Buildings and equipment............................                      656,984,000             636,261,000
                                                                         -----------------       ------------------
                                                                              857,160,000             830,401,000
     Accumulated depreciation...........................                      (66,104,000)            (50,976,000)
                                                                         -----------------       ------------------
                                                                              791,056,000             779,425,000
Properties held for disposition, net....................                       17,291,000              14,235,000
Construction in progress................................                       13,707,000               8,616,000
                                                                         -----------------       ------------------
                                                                              822,054,000             802,276,000

Receivables.............................................                        1,197,000                 771,000
Deferred rent receivables...............................                        6,717,000               5,493,000
Intangible assets, net..................................                        1,132,000               1,282,000
Other assets............................................                        1,564,000               1,436,000
                                                                         -----------------       ------------------
              Total assets..............................                  $   906,321,000         $   903,741,000
                                                                         =================       ==================


                                             LIABILITIES AND SHAREHOLDERS' EQUITY
                                             ------------------------------------

Accrued and other liabilities..............................               $    26,602,000         $    21,195,000
Mortgage notes payable.....................................                    31,362,000              37,066,000
                                                                         -----------------       ------------------
         Total liabilities.................................                    57,964,000              58,261,000

Minority interest:
         Preferred units...................................                   132,750,000             132,750,000
         Common units......................................                   158,546,000             157,199,000

Shareholders' equity:
   Preferred stock,  $0.01 par value,   50,000,000   shares
    authorized, 2,200 shares issued and outstanding at June
    30, 2000 and December 31, 1999.........................                    55,000,000              55,000,000
   Common  stock,  $0.01  par  value,  100,000,000   shares
    authorized, 23,203,974 shares issued and outstanding at
    June 30, 2000 (23,645,461 shares issued and outstanding
    at December 31, 1999)..................................                       232,000                 236,000
   Paid-in capital.........................................                   467,605,000             478,889,000
   Cumulative net income...................................                    96,064,000              73,809,000
   Comprehensive income....................................                     4,809,000                       -
   Cumulative distributions................................                   (66,649,000)            (52,403,000)
                                                                         -----------------       ------------------
         Total shareholders' equity........................                   557,061,000             555,531,000
                                                                         -----------------       ------------------
              Total liabilities and shareholders' equity...               $   906,321,000         $   903,741,000
                                                                         =================       ==================

                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                             For the Three Months                For the Six Months
                                                                Ended June 30,                     Ended June 30,
                                                       ---------------------------------- -----------------------------------
                                                             2000             1999              2000             1999
                                                       ----------------- ----------------  ---------------- -----------------
Revenues:
   Rental income.................................       $   36,414,000    $   30,859,000   $   70,467,000    $   59,976,000
   Facility management fees from affiliates......              129,000           116,000          252,000           230,000
   Business services.............................              267,000                 -          267,000                 -
   Interest income...............................              741,000           252,000        2,011,000           264,000
   Dividend income...............................              440,000            21,000          858,000            29,000
                                                       ----------------- ----------------  ---------------- -----------------
                                                            37,991,000        31,248,000       73,855,000        60,499,000
                                                       ----------------- ----------------  ---------------- -----------------
Expenses:
  Cost of operations.............................           10,118,000         8,655,000       19,670,000        17,031,000
  Cost of facility management....................               25,000            23,000           50,000            46,000
  Cost of business services......................               64,000                 -           64,000                 -
  Depreciation and amortization..................            8,898,000         7,314,000       17,274,000        14,047,000
  General and administrative.....................              981,000           795,000        1,864,000         1,597,000
  Interest expense...............................              370,000           772,000          744,000         1,681,000
                                                       ----------------- ----------------  ---------------- -----------------
                                                            20,456,000        17,559,000       39,666,000        34,402,000
                                                       ----------------- ----------------  ---------------- -----------------
Income before disposition of real estate and
   minority interest.............................           17,535,000        13,689,000       34,189,000        26,097,000

  Gain on disposition of real estate.............               97,000                 -           97,000                 -
                                                       ----------------- ----------------  ---------------- -----------------

Income before minority interest..................           17,632,000        13,689,000       34,286,000        26,097,000

  Minority interest in income - preferred units..           (2,921,000)         (214,000)      (5,841,000)         (214,000)
  Minority interest in income - common units.....           (3,199,000)       (3,220,000)      (6,190,000)       (6,186,000)
                                                       ----------------- ----------------  ---------------- -----------------
Net income.......................................       $   11,512,000    $   10,255,000   $   22,255,000    $   19,697,000
                                                       ================= ================  ================ =================
Net income allocation:
  Allocable to preferred shareholders............       $    1,272,000    $      862,000   $    2,544,000    $      862,000
  Allocable to common shareholders...............           10,240,000         9,393,000       19,711,000        18,835,000
                                                       ----------------- ----------------  ---------------- -----------------
                                                        $   11,512,000    $   10,255,000   $   22,255,000    $   19,697,000
                                                       ================= ================  ================ =================
Net income per common share:
  Basic..........................................       $        0.44     $        0.40    $        0.84     $        0.80
                                                       ================= ================  ================ =================
  Diluted........................................       $        0.44     $        0.40    $        0.84     $        0.79
                                                       ================= ================  ================ =================
Weighted average common shares outstanding:
  Basic..........................................           23,356,000        23,639,000       23,474,000        23,638,000
                                                       ================= ================  ================ =================
  Diluted........................................           23,428,000        23,716,000       23,537,000        23,709,000
                                                       ================= ================  ================ =================

                             See accompanying notes.

                             PS BUSINESS PARKS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2000
                                   (Unaudited)


                                           Preferred Stock                   Common Stock
                                     -----------------------------    ----------------------------    Paid-in         Cumulative
                                        Shares          Amount           Shares          Amount       Capital         Net Income
                                     -------------   -------------    -------------   ------------  --------------   -------------
Balances at December 31, 1999.....       2,200        $55,000,000      23,645,461      $ 236,000     $478,889,000     $73,809,000

 Issuance of common stock:
  Conversion of common OP units...           -                  -         107,517          1,000        2,530,000               -
  Exercise of stock options.......           -                  -           3,596              -           60,000               -


 Unrealized gain - appreciation in
  marketable securities...........           -                  -               -              -                -               -

 Repurchase of common stock.......           -                  -        (552,600)        (5,000)     (12,373,000)              -

 Net income.......................           -                  -               -              -                -      22,255,000

 Distributions paid:
  Preferred stock.................           -                  -               -              -                -               -
  Common stock....................           -                  -               -              -                -               -

 Adjustment  to reflect   minority
  interest to underlying ownership
   interest.......................           -                  -               -              -       (1,501,000)              -
                                     -------------   -------------    -------------   ------------  --------------   -------------

Balances at June 30, 2000..........      2,200        $55,000,000      23,203,974      $ 232,000     $467,605,000     $96,064,000
                                     =============   =============    =============   ============  ==============   =============


                                            Comprehensive           Cumulative         Shareholders'
                                                Income             Distributions          Equity
                                          ------------------    ------------------   ------------------
Balances at December 31, 1999.....                    -           $ (52,403,000)       $  555,531,000

 Issuance of common stock:
  Conversion of common OP units...                    -                       -             2,531,000
  Exercise of stock options.......                    -                       -                60,000

 Unrealized gain - appreciation in
  marketable securities...........            4,809,000                       -             4,809,000

 Repurchase of common stock.......                    -                       -           (12,378,000)

 Net income.......................                    -                       -            22,255,000

 Distributions paid:
  Preferred stock.................                    -              (2,544,000)           (2,544,000)
  Common stock....................                    -             (11,702,000)          (11,702,000)

 Adjustment  to reflect   minority
  interest to underlying ownership
   interest.......................                    -                       -            (1,501,000)
                                          ------------------    ------------------   ------------------
Balances at June 30, 2000..........        $  4,809,000           $ (66,649,000)       $  557,061,000
                                          ==================    ==================   ==================

                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                           -----------------------------------------
                                                                                  2000                   1999
                                                                           ---------------------  ------------------
Cash flows from operating activities:
   Net income.......................................................        $    22,255,000       $    19,697,000
   Adjustments  to  reconcile  net income to net  cash  provided  by operating activities:
       Depreciation and amortization expense........................             17,274,000            14,047,000
       Minority interest in income..................................             12,031,000             6,400,000
       Increase in receivables and other assets.....................             (1,778,000)           (1,292,000)
       Increase in accrued and other liabilities....................              5,289,000             3,442,000
                                                                           ---------------------  ------------------
            Total adjustments.......................................             32,816,000            22,597,000
                                                                           ---------------------  ------------------

         Net cash provided by operating activities..................             55,071,000            42,294,000
                                                                           ---------------------  ------------------
Cash flows from investing activities:
       Other investments............................................             (1,732,000)             (448,000)
       Acquisition of real estate facilities........................            (29,497,000)          (42,530,000)
       Disposition of real estate facilities........................              5,756,000                     -
       Capital improvements to real estate facilities...............             (4,747,000)           (7,207,000)
       Construction in progress......................................            (8,414,000)           (9,397,000)
                                                                           ---------------------  ------------------
         Net cash used in investing activities......................            (38,634,000)          (59,582,000)
                                                                           ---------------------  ------------------
Cash flows from financing activities:
       Borrowings from an affiliate.................................                      -            41,400,000
       Repayment of borrowings from an affiliate....................                      -           (41,400,000)
       Loans to an affiliate........................................             77,000,000                     -
       Repayment of loans to an affiliate...........................            (77,000,000)                    -
       Borrowings from line of credit...............................                      -            14,000,000
       Repayment of borrowings from line of credit..................                      -           (26,500,000)
       Principal payments on mortgage notes payable.................             (5,704,000)          (11,688,000)
       Net proceeds from the issuance of common stock...............                 60,000                93,000
       Repurchase of common stock...................................            (12,378,000)                    -
       Net proceeds from the issuance of preferred stock............                      -            53,119,000
       Net proceeds from the issuance of preferred operating
         partnership units..........................................                      -            12,495,000
       Distributions paid to preferred shareholders.................             (2,544,000)             (862,000)
       Distributions paid to minority interests - preferred units...             (5,841,000)             (214,000)
       Distributions paid to common shareholders....................            (11,702,000)          (11,819,000)
       Distributions paid to minority interests - common units......             (3,695,000)           (3,707,000)
                                                                           ---------------------  ------------------
         Net cash (used in) provided by financing activities........            (41,804,000)           24,917,000
                                                                           ---------------------  ------------------

Net (decrease) increase in cash and cash equivalents................            (25,367,000)            7,629,000

Cash and cash equivalents at the beginning of the period............             74,220,000             6,068,000
                                                                           ---------------------  ------------------
Cash and cash equivalents at the end of the period..................        $    48,853,000       $    13,697,000
                                                                           =====================  ==================

                             See accompanying notes.

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      For the Six Months
                                                                                         Ended June 30,
                                                                           -----------------------------------------
                                                                                  2000                   1999
                                                                           ---------------------  ------------------
Supplemental schedule of non cash investing and financing activities:
   Acquisitions  of real estate  facilities in exchange for minority interests and mortgage notes payable:
       Real estate facilities.......................................        $             -       $   (20,752,000)
       Minority interest - common units.............................                      -             1,033,000
       Mortgage notes payable.......................................                      -            19,719,000

Conversion of common OP units into shares of common stock:
       Minority interest - common units.............................             (2,531,000)                    -
       Common stock.................................................                  1,000                     -
       Paid-in capital..............................................              2,530,000                     -

Adjustment  to  reflect  minority  interest  to underlying ownership interest:
       Minority interest - common units.............................              1,501,000              (844,000)
       Paid-in capital..............................................             (1,501,000)              844,000

Capitalization of developed properties:
       Real estate facilities.......................................             (3,323,000)                    -
       Construction in progress.....................................              3,323,000                     -

Unrealized gain:
       Marketable securities........................................             (4,809,000                     -
       Comprehensive income.........................................              4,809,000                     -


                             See accompanying notes.

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


1.   Organization  and description of business

     PS Business Parks, Inc. ("PSB") was incorporated in the state of California in 1990. As of June 30, 2000, PSB owned an approximate 74.3% general and limited partnership interest in PS Business Parks, L.P. (the "Operating Partnership" or "OP"). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the "Company."

     The Company is a fully-integrated, self-advised and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of June 30, 2000, the Company owned and operated 124 commercial properties (approximately 12.3 million net rentable square feet) located in 10 states. In addition, the Company managed, on behalf of Public Storage, Inc. ("PSI") and affiliated entities, 38 commercial properties (approximately 1.1 million net rentable square feet).

2.   Summary  of  significant  accounting  policies

     Basis of  presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

     The condensed consolidated financial statements include the accounts of PSB and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

     Cash and cash equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value.

     Marketable securities

     The Company owns approximately one million common shares of Pacific Gulf Properties Inc. The investment is classified as "available- for-sale" in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The investment is reflected on the balance sheet at fair market value. The unrealized gain of $4,809,000 is excluded from earnings and reported in a separate component of shareholders' equity. Dividend income is recognized when earned.

     Real estate facilities

     Real estate facilities are recorded at cost. Costs related to the renovation or improvement of the properties are capitalized. Expenditures for repair and maintenance are expensed as incurred. Buildings and equipment are depreciated on the straight-line method over the estimated useful lives, which are generally 30 and 5 years, respectively.

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

     Interest cost and property taxes incurred during the period of construction of real estate facilities are capitalized. Construction in progress and developed projects include $1,945,000 and $1,257,000 of interest costs capitalized at June 30, 2000 and December 31, 1999, respectively. The Company capitalized $688,000 and $410,000 during the six months ended June 30, 2000 and 1999, respectively.

     Intangible assets

     Intangible assets consist of property management contracts for properties managed, but not owned, by the Company. The intangible assets are being amortized over seven years. Intangible assets are net of accumulated amortization of $1,024,000 and $874,000 at June 30, 2000 and December 31, 1999, respectively.

     Evaluation of asset impairment

     The Company evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based on discounting its estimated future cash flows. At June 30, 2000, no such indicators of impairment have been identified.

     Assets held for disposition are reported at the lower of carrying amount or fair value less selling costs.

     Borrowings from and loans to affiliate

     The Company borrowed an aggregate of $41.4 million from PSI and paid $371,000 in interest expense during the period of January 19, 1999 through April 30, 1999. The notes bore interest at 5.5% (per annum) and were repaid as of April 30, 1999.

     The Company loaned an aggregate of $77 million to PSI and received $153,000 in interest income during the period of January 5, 2000 through March 20, 2000. The notes bore interest at 5.9% (per annum) and were repaid as of March 20, 2000.

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

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

     Income taxes

     During 1997, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders. A REIT must distribute at least 95% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 1999 and intends to continue to meet such requirements for 2000. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

     Net income per common share

     Per share amounts are computed using the weighted average common shares outstanding. "Diluted" weighted average common shares outstanding include the dilutive effect of stock options under the treasury stock method. "Basic" weighted average common shares outstanding excludes such effect. Earnings per share has been calculated as follows:

                                                                     For the Three Months               For the Three Months
                                                                         Ended June 30,                     Ended June 30,
                                                                ---------------------------------- -------------------------------
                                                                       2000             1999            2000             1999
                                                                ---------------- ----------------- --------------- ---------------
Net income allocable to common shareholders....................  $   10,240,000   $     9,393,000   $  19,711,000   $ 18,835,000
                                                                ================ ================= =============== ===============
Weighted average common shares outstanding:

   Basic weighted average common shares outstanding............      23,356,000        23,639,000      23,474,000     23,638,000
   Net effect of  dilutive  stock  options - based on  treasury
     stock method using average market price...................          72,000            77,000          63,000         71,000
                                                                ---------------- ----------------- --------------- ---------------
   Diluted weighted average common shares outstanding..........      23,428,000        23,716,000      23,537,000     23,709,000
                                                                ================ ================= =============== ===============
Basic earnings per common share................................  $         0.44   $          0.44   $        0.84   $       0.80
                                                                ================ ================= =============== ===============
Diluted earnings per common share..............................  $         0.44   $          0.40   $        0.84   $       0.79
                                                                ================ ================= =============== ===============

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


3.   Real estate facilities

     The activity in real estate facilities for the six months ended June 30, 2000 is as follows:

                                                                                 Accumulated
                                                Land             Buildings        Depreciation          Total
                                          ----------------- -----------------  ------------------ ------------------
     Balances at December 31, 1999......   $   194,140,000   $   636,261,000    $  (50,976,000)    $   779,425,000
     Property acquisitions..............         7,673,000        21,824,000                 -          29,497,000
     Property dispositions..............        (1,215,000)       (3,482,000)          475,000          (4,222,000)
     Developed projects.................           358,000         2,965,000                 -           3,323,000
     Properties held for disposition....          (780,000)       (5,331,000)        1,521,000          (4,590,000)
     Capital improvements...............                 -         4,747,000                 -           4,747,000
     Depreciation expense...............                 -                 -       (17,124,000)        (17,124,000)
                                          ----------------- -----------------  ------------------ ------------------
     Balances at June 30, 2000..........   $   200,176,000   $   656,984,000    $  (66,104,000)    $   791,056,000
                                          ================= =================  ================== ==================


     Certain properties have been identified as not meeting the Company's ongoing investment strategy and have been designated as properties held for disposition at June 30, 2000. These properties are currently being marketed and the Company anticipates a gain on the sale during this fiscal year. The following summarizes the condensed results of operations of the properties held for disposition which are included in the condensed consolidated statements of income:

                                              For the Six Months
                                                 Ended June 30,
                                     ------------------------------------
                                           2000                1999
                                     ----------------   -----------------
   Rental income...................   $  2,250,000       $  2,153,000
   Cost of operations..............        765,000            750,000
   Depreciation....................        326,000            247,000
                                     ----------------   -----------------
   Net operating income............   $  1,159,000       $  1,156,000
                                     ================   =================


4.   Leasing activity

     The Company leases space in its real estate facilities to tenants under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues excluding recovery of expenses as of June 30, 2000 under these leases are as follows:

                  2000 (July - December)..............         $   59,458,000
                  2001................................             98,990,000
                  2002................................             71,783,000
                  2003................................             50,967,000
                  2004................................             35,309,000
                  Thereafter..........................             47,753,000
                                                              -----------------
                                                               $  364,260,000
                                                              =================

     In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amount to $9,175,000 and $8,216,000 for the six months ended June 30, 2000

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


     and 1999, respectively. These amounts are included as rental income and cost of operations in the accompanying condensed consolidated statements of income.

5.   Revolving line of credit

     In August 1999, the Company extended its unsecured line of credit (the "Credit Facility") with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 6, 2002. The expiration date may be extended by one year on each anniversary of the Credit Facility. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.75% to 1.35% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 1.00%). In addition, the Company is required to pay an annual commitment fee of 0.25%. The Company had no outstanding balance and $100 million available on its line of credit at June 30, 2000 and December 31, 1999.

     The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.50 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.0 and 1.75 to 1.0, respectively,
     (iii) maintain a minimum total shareholders' equity (as defined) and (iv) limit distributions to 95% of funds from operations. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company's unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at June 30, 2000.

6.   Mortgage notes payable

     Mortgage notes consist of the following:

                                                                                 June 30,          December 31,
                                                                                   2000                1999
                                                                            ------------------- -----------------
     7.125% mortgage note, principal and interest payable  monthly,  due
          May 2006......................................................      $    8,662,000     $    8,751,000
     8.190% mortgage note, principal and interest payable  monthly,  due
          March 2007....................................................           6,576,000          6,666,000
     7.290% mortgage note, principal and interest payable  monthly,  due
          February 2009.................................................           6,323,000          6,372,000
     7.280% mortgage note, principal and interest payable  monthly,  due
          February 2003.................................................           4,246,000          4,304,000
     8.000% mortgage note, principal and interest payable  monthly,  due
          April 2003....................................................           2,066,000          2,108,000
     8.500% mortgage note, principal and interest payable  monthly,  due
          July 2007.....................................................           1,874,000          1,898,000
     8.000% mortgage note, principal and interest payable  monthly,  due
          April 2003....................................................           1,615,000          1,640,000
     8.125% mortgage note...............................................                   -          5,327,000
                                                                            ------------------- -----------------
                                                                                 $31,362,000        $37,066,000
                                                                            =================== =================

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

     At June 30, 2000, approximate principal maturities of mortgage notes payable are as follows:

               2000 (July - December)..............         $      390,000
               2001................................                829,000
               2002................................                895,000
               2003................................              7,871,000
               2004................................                696,000
               Thereafter..........................             20,681,000
                                                          --------------------
                                                            $   31,362,000
                                                          ====================

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

     At June 30, 2000, there were 7,335,839 OP units owned by minority interests (7,305,355 were owned by PSI and affiliated entities and 30,484 were owned by unaffiliated third parties). On a fully converted basis, assuming all 7,335,839 minority interest OP units were converted into shares of common stock of PSB at June 30, 2000, the minority interests would own approximately 24.0% of the common shares outstanding. At the end of each reporting period, PSB determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests' equity in the Company.

     Preferred units

     On April 23, 1999, the Operating Partnership completed a private placement of 510,000 preferred units with a preferred distribution rate of 8 7/8%. The net proceeds from the placement of preferred units were approximately $12.5 million and were used to repay borrowings from an affiliate.

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


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

     Holders of the Company's preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company's Board of Directors until all events of default have been cured. At June 30, 2000, there were no dividends in arrears.

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


     Except under certain conditions relating to the Company's qualification as a REIT, the preferred stock is not redeemable prior to April 30, 2004. On or after April 30, 2004, the preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends.

     The Company paid $2,544,000 ($1.156250 per depositary share) and $862,000 ($0.391840 per depositary share) in distributions to its preferred shareholders for the six months ended June 30, 2000 and 1999, respectively.

     Common stock

     On March 2, 2000, the Board of Directors authorized the repurchase from time to time of up to 1,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. As of June 30, 2000, the Company repurchased 552,600 shares of common stock at an aggregate cost of approximately $12.4 million.

     On March 31, 2000, a holder of common OP units exercised its option and converted its 107,517 common OP units into an equal number of shares of PSB common stock. The conversion resulted in an increase in shareholders' equity and a corresponding decrease in minority interest of approximately $2,531,000 representing the book value of the OP units at the time of conversion.

     The Company paid $11,702,000 ($0.50 per common share) and $11,819,000 ($0.50 per common share) in distributions to its common shareholders for the six months ended June 30, 2000 and 1999, respectively. Pursuant to restrictions on the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

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

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


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

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

12.  Subsequent events

     On July 12, 2000 the Operating Partnership completed a private placement of 480,000 preferred units with a preferred distribution rate of 8 7/8%. The net proceeds from the placement of preferred units were approximately $11.7 million and will be used for investment in real estate.

     On July 27, 2000, the Board of Directors authorized the repurchase of up to an additional 600,000 shares of the Company's common stock (for a total repurchase authorization of up to 1,600,000 shares) on the open market or in privately negotiated transactions. Purchases will be made subject to market conditions and other investment opportunities available to the Company.

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
--------------------------------------------------------------------------------
Operations
----------

     Forward-Looking Statements: When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors. Actual results could differ materially from those set forth in the forward-looking statements as a result of various factors. Such factors include, but are not limited to a change in economic conditions in the various markets served by the Company's operations which would adversely affect the level of demand for rental of commercial space and the cost structure of the Company, general real estate investment risks, competition, risks associated with acquisition and development activities and debt financing, environmental matters, general uninsured losses and seismic activity. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     Overview: During 2000 and 1999, the Company focused on increasing cash flow from its existing core portfolio of properties, expanded its presence in existing markets through strategic acquisitions and developments and strengthened its balance sheet primarily through the issuance of preferred stock/OP units at reasonable prices. By maintaining low leverage, the Company believes that future growth is facilitated.

     During the first half of 2000, the Company acquired 178,000 square feet in Northern California for approximately $23.3 million. In addition, the Company acquired 21 acres of land in Texas for approximately $3.7 million for the development of two 100,000 square feet flex buildings.

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

     Results of Operations: Net income for the three months ended June 30, 2000 was $11,512,000 compared to $10,255,000 for the same period in 1999. Net income allocable to common shareholders (net income less preferred stock dividends) for the three months ended June 30, 2000 was $10,240,000 compared to $9,393,000 for the same period in 1999. Net income per common share on a diluted basis was $0.44 for the three months ended June 30, 2000 compared to $0.40 for the same period in 1999 (based on weighted average diluted common shares outstanding of 23,428,000 and 23,716,000, respectively). Net income for the six months ended June 30, 2000 was $22,255,000 compared to $19,697,000 for the same period in 1999. Net income allocable to common shareholders (net income less preferred stock dividends) for the six months ended June 30, 2000 was $19,711,000 compared to $18,835,000 for the same period in 1999. Net income per common share on a diluted basis was $0.84 for the six months ended June 30, 2000 compared to $0.79 for the same period in 1999 (based on weighted average diluted common shares outstanding of 23,537,000 and 23,709,000, respectively). The increases in net income and net income per share reflect the Company's growth in its asset base through the acquisition and development of commercial properties in addition to increased net operating income from its stabilized base of properties.

     The Company's property operations account for almost all of the net operating income earned by the Company. The following table presents the pre-depreciation operating results of the properties for the three and six months ended June 30, 2000 and 1999:

                                                                       Three Months Ended June 30,
                                                                   ---------------------------------
                                                                        2000              1999              Change
                                                                   ---------------   ---------------    -------------
Rental income:
"Same  Park"  facilities  (107  facilities, 10.5  million net
     rentable square feet)...................................        $30,726,000       $28,995,000           6.0%
Other facilities.............................................          5,688,000         1,864,000         205.2%
                                                                   ---------------   ---------------    -------------
Total rental income..........................................        $36,414,000       $30,859,000          18.0%
                                                                   ===============   ===============    =============

Cost of operations (excluding depreciation):
"Same Park" facilities.......................................        $ 8,068,000       $ 7,867,000           2.6%
Other facilities.............................................          2,050,000           788,000         160.2%
                                                                   ---------------   ---------------    -------------
Total cost of operations.....................................        $10,118,000       $ 8,655,000          16.9%
                                                                   ===============   ===============    =============

Net operating income (rental income less cost of operations):
"Same Park" facilities.......................................        $22,658,000       $21,128,000           7.2%
Other facilities.............................................          3,638,000         1,076,000         238.1%
                                                                   ---------------   ---------------    -------------
Total net operating income...................................        $26,296,000       $22,204,000          18.4%
                                                                   ===============   ===============    =============


                                                                       Six Months Ended June 30,
                                                                   ---------------------------------
                                                                        2000              1999              Change
                                                                   ---------------   ---------------    -------------
Rental income:
"Same  Park"  facilities  (107  facilities, 10.5  million net
     rentable square feet)...................................        $59,766,000       $56,441,000           5.9%
Other facilities.............................................         10,701,000         3,535,000         202.7%
                                                                   ---------------   ---------------    -------------
Total rental income..........................................        $70,467,000       $59,976,000          17.5%
                                                                   ===============   ===============    =============

Cost of operations (excluding depreciation):
"Same Park" facilities.......................................        $15,840,000       $15,406,000           2.8%
Other facilities.............................................          3,830,000         1,625,000         135.7%
                                                                   ---------------   ---------------    -------------
Total cost of operations.....................................        $19,670,000       $17,031,000          15.5%
                                                                   ===============   ===============    =============

Net operating income (rental income less cost of operations):
"Same Park" facilities.......................................        $43,926,000       $41,035,000           7.0%
Other facilities.............................................          6,871,000         1,910,000         259.7%
                                                                   ---------------   ---------------    -------------
Total net operating income...................................        $50,797,000       $42,945,000          18.3%
                                                                   ===============   ===============    =============

     Rental income and rental income less cost of operations or net operating income ("NOI") prior to depreciation are summarized for the three months ended June 30, 2000 by major geographic regions below:


                                    Square       Percent          Rental        Percent                        Percent
     Region                         Footage      of Total         Income       of Total         NOI           of Total
-----------------------------  --------------   ----------   ----------------  ----------  --------------   ---------------
Southern California               3,093,000        25.2%       $ 8,970,000        24.6%     $ 6,775,000          25.8%
Northern California               1,495,000        12.2%         4,185,000        11.5%       3,096,000          11.8%
Southern Texas                    1,032,000         8.4%         2,670,000         7.3%       1,556,000           5.9%
Northern Texas                    1,849,000        15.1%         5,724,000        15.7%       4,163,000          15.8%
Virginia                          1,612,000        13.1%         5,627,000        15.5%       4,039,000          15.4%
Maryland                          1,104,000         9.0%         3,519,000         9.7%       2,562,000           9.7%
Oregon                            1,191,000         9.7%         3,718,000        10.2%       2,919,000          11.1%
Other                               888,000         7.3%         2,001,000         5.5%       1,186,000           4.5%
                               --------------   ----------   ----------------  ----------  --------------   ---------------
                                 12,264,000       100.0%       $36,414,000       100.0%     $26,296,000         100.0%
                               ==============   ==========   ================  ==========  ==============   ===============

Rental income and rental income less cost of operations or net operating  income
("NOI") prior to depreciation are summarized for the six months ended June 30, 2000 by major geographic regions below:


                                    Square       Percent          Rental        Percent                        Percent
     Region                         Footage      of Total         Income       of Total         NOI           of Total
-----------------------------  --------------   ----------   ----------------  ----------  --------------   ---------------
Southern California               3,093,000        25.2%       $17,763,000        25.2%     $13,533,000          26.7%
Northern California               1,495,000        12.2%         7,847,000        11.1%       5,806,000          11.4%
Southern Texas                    1,032,000         8.4%         5,264,000         7.5%       3,094,000           6.1%
Northern Texas                    1,849,000        15.1%        10,175,000        14.4%       7,129,000          14.0%
Virginia                          1,612,000        13.1%        10,988,000        15.6%       7,968,000          15.7%
Maryland                          1,104,000         9.0%         6,871,000         9.8%       4,894,000           9.6%
Oregon                            1,191,000         9.7%         7,441,000        10.6%       5,887,000          11.6%
Other                               888,000         7.3%         4,118,000         5.8%       2,486,000           4.9%
                               --------------   ----------   ----------------  ----------  --------------   ---------------
                                 12,264,000       100.0%       $70,467,000       100.0%     $50,797,000         100.0%
                               ==============   ==========   ================  ==========  ==============   ===============


     Supplemental Property Data and Trends: In order to evaluate the performance of the Company's overall portfolio, management analyzes the operating performance of a consistent group of 107 properties (10.5 million net rentable square feet). These 107 properties (herein referred to as the "Same Park" facilities) have been owned and operated by the Company for the comparable periods. These properties do not include planned dispositions or properties that have been sold during the year. The "Same Park" facilities represent approximately 86% of the square footage of the Company's portfolio at June 30, 2000.

     The following table summarizes the pre-depreciation historical operating results of the "Same Park" facilities excluding the effects of accounting for rental revenues on a straight-line basis.


                     "Same Park" Facilities (107 Properties)
                     ---------------------------------------

                                                                     Three Months Ended
                                                                          June 30,
                                                            ------------------------------------
                                                                  2000               1999              Change
                                                            -----------------  -----------------   --------------
  Rental income (1)....................................      $  30,225,000       $  28,191,000           7.2%
  Cost of operations...................................          8,068,000           7,867,000           2.6%
                                                            -----------------  -----------------   --------------
  Net operating income.................................      $  22,157,000       $  20,324,000           9.0%
                                                            =================  =================   ==============

  Gross margin (2).....................................           73.3%               72.1%              1.2%

  Weighted average for period:

      Occupancy........................................           97.3%               96.9%              0.4%
      Annualized realized rent per sq. ft.(3)..........          $11.79              $11.04              6.8%


------------------------------------------------------------------------------------------------------------------------------------

                                                                      Six Months Ended
                                                                          June 30,
                                                                  2000                1999              Change
                                                            -----------------  -----------------   --------------
  Rental income (1)....................................      $  58,728,000       $  54,929,000           6.9%
  Cost of operations...................................         15,840,000          15,406,000           2.8%
                                                            -----------------  -----------------   --------------
  Net operating income.................................      $  42,888,000       $  39,523,000           8.5%
                                                            =================  =================   ==============

  Gross margin (2).....................................           73.0%                72.0%             1.0%

  Weighted average for period:

      Occupancy........................................           97.1%               96.9%              0.2%
      Annualized realized rent per sq. ft.(3)..........          $11.48              $10.76              6.7%


--------------
(1) Rental income does not include the effect of straight-line accounting.

(2) Gross margin is computed by dividing property net operating income by rental income.

(3) Realized rent per square foot represents the actual revenues earned per occupied square foot.

     The following tables summarize the "Same Park" operating results by major geographic region for the three months ended June 30, 2000 and 1999:



                             Revenues        Revenues                         NOI            NOI          Increase
         Region                2000            1999         Increase         2000            1999        (Decrease)
-------------------------- --------------  --------------  ------------ ---------------- -------------- ------------
Southern California.....     $9,248,000      $8,157,000       13.4%         $7,050,000     $6,131,000      15.0%
Northern California.....      3,058,000       2,640,000       15.8%          2,350,000      1,988,000      18.2%
Southern Texas..........      2,324,000       2,332,000       (0.3%)         1,310,000      1,383,000      (5.3%)
Northern Texas..........      3,916,000       4,400,000      (11.0%)         2,691,000      3,037,000     (11.4%)
Virginia................      4,176,000       3,642,000       14.7%          3,037,000      2,567,000      18.3%
Maryland................      2,482,000       2,273,000        9.2%          1,863,000      1,635,000      13.9%
Oregon..................      3,809,000       3,614,000        5.4%          3,093,000      2,902,000       6.6%
Other...................      1,212,000       1,133,000        7.0%            763,000        681,000      12.0%
                           --------------  --------------  ------------ ---------------- -------------- ------------
                            $30,225,000     $28,191,000        7.2%        $22,157,000    $20,324,000       9.0%
                           ==============  ==============  ============ ================ ============== ============

     The following tables  summarize the "Same Park" operating  results by major
geographic   region  for  the  six  months   ended  June  30,   2000  and  1999:


                             Revenues        Revenues                         NOI            NOI          Increase
         Region                2000            1999         Increase         2000            1999        (Decrease)
-------------------------- --------------  --------------  ------------ ---------------- -------------- ------------
Southern California.....    $17,879,000     $16,000,000       11.7%        $13,651,000    $11,887,000      14.8%
Northern California.....      5,987,000       5,299,000       13.0%          4,564,000      3,980,000      14.7%
Southern Texas..........      4,581,000       4,487,000        2.1%          2,629,000      2,749,000      (4.4%)
Northern Texas..........      7,562,000       7,863,000       (3.8%)         5,105,000      5,316,000      (4.0%)
Virginia................      7,985,000       7,245,000       10.2%          5,797,000      5,104,000      13.6%
Maryland................      4,861,000       4,617,000        5.3%          3,607,000      3,382,000       6.7%
Oregon..................      7,463,000       7,154,000        4.3%          6,050,000      5,712,000       5.9%
Other...................      2,410,000       2,264,000        6.5%          1,485,000      1,393,000       6.6%
                           --------------  --------------  ------------ ---------------- -------------- ------------
                            $58,728,000     $54,929,000        6.9%        $42,888,000    $39,523,000       8.5%
                           ==============  ==============  ============ ================ ============== ============

     The increases noted above reflect the performance of the Company's existing markets. The Company experienced growth in rental rates in Southern and Northern California and Virginia due to a strong economic climate. In Southern Texas, increases in operating expenses in excess of revenue increases resulted in a decrease in NOI. The increases are primarily related to property tax expenses. In Northern Texas, decreases in revenue and NOI are primarily related to decreased expense recoveries for the three and six months ended June 30, 2000.

     Facility Management Operations: The Company's facility management accounts for a small portion of the Company's net operating income. During the three months ended June 30, 2000, $104,000 in net operating income was recognized from facility management operations compared to $93,000 for the same period in 1999. During the six months ended June 30, 2000, $202,000 in net operating income was recognized from facility management operations compared to $184,000 for the same period in 1999. Facility management fees have increased due to the increase in rental rates of the properties managed by the Company.

     Business Services: The Company recently hired a Vice President to focus on creating new revenue opportunities for the Company and additional products and services for our customers. Currently the Company has begun receiving income from construction management fees and fees from telecommunication service providers. During the three and six months ended June 30, 2000, $203,000 in net operating income was derived from such services compared to none for the same periods in 1999.

     Interest Income: Interest income reflects earnings on cash balances. Interest income was $741,000 for the three months ended June 30, 2000 compared to $252,000 for the same period in 1999. Interest income was $2,011,000 for the six months ended June 30, 2000 compared to $264,000 for the same period in 1999. The increase is attributable to increased average cash balances and higher interest rates. Average cash balances for the three months ended June 30, 2000 were approximately $49.4 million compared to $20.1 million for the same period in 1999. Average cash balances for the six months ended June 30, 2000 were approximately $69.9 million compared to $10.6 million for the same period in 1999.

     Dividend Income: Dividend income reflects earnings from marketable securities. Dividend income was $440,000 for the three months ended June 30, 2000 compared to $21,000 for the same period in 1999. Dividend income was $858,000 for the six months ended June 30, 2000 compared to $29,000 for the same period in 1999. The increase is attributable to increased investments in marketable securities.

     Cost of Operations: Cost of operations for the three months ended June 30, 2000 was $10,118,000 compared to $8,655,000 for the same period in 1999. Cost of operations for the six months ended June 30, 2000 was $19,670,000 compared to $17,031,000 for the same period in 1999. Cost of operations for the three months ended June 30, 2000 consists primarily of property taxes ($3,223,000), property maintenance ($1,793,000), utilities ($1,487,000) and direct payroll ($1,409,000). Cost of operations for the six months ended June 30, 2000 consists primarily of property taxes ($6,343,000), property maintenance ($3,581,000), utilities ($3,099,000) and direct payroll ($2,877,000). The increase is due primarily to the growth in the total square footage of the Company's portfolio of properties. Cost of operations as a percentage of rental income decreased from 28.0% to 27.8% and from 28.4% to 27.9% for the three and six months ended June 30, 2000, respectively, as a result of economies of scale achieved through the acquisition and development of properties in existing markets.

     Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended June 30, 2000 was $8,898,000 compared to $7,314,000 for the same period in 1999. Depreciation and amortization expense for the six months ended June 30, 2000 was $17,274,000 compared to $14,047,000 for the same period in 1999. The increase is due to the acquisition and development of real estate facilities during 1999 and 2000.

     General and Administrative Expense: General and administrative expense was $981,000 for the three months ended June 30, 2000 compared to $795,000 for the same period in 1999. General and administrative expense was $1,864,000 for the six months ended June 30, 2000 compared to $1,597,000 for the same period in 1999. The increase is due primarily to the increased size and activities of the Company. Included in general and administrative costs are acquisition costs and abandoned transaction costs. Acquisition expenses were $117,000 and $95,000 for the three months ended June 30, 2000 and 1999, respectively. Abandoned transaction costs were none and $28,000 for the three months ended June 30, 2000 and 1999, respectively. Acquisition expenses were $248,000 and $185,000 for the six months ended June 30, 2000 and 1999, respectively. Abandoned transaction costs were $7,000 and $30,000 for the six months ended June 30, 2000 and 1999, respectively.

     Interest Expense: Interest expense was $370,000 for the three months ended June 30, 2000 compared to $772,000 for the same period in 1999. Interest expense was $744,000 for the six months ended June 30, 2000 compared to $1,681,000 for the same period in 1999. The decrease is attributable to decreased average debt balances during the period. Interest expense of $290,000 and $225,000 was capitalized as part of building costs associated with properties under development during the three months ended June 30, 2000 and 1999, respectively. Interest expense of $688,000 and $410,000 was capitalized as part of building costs associated with properties under development during the six months ended June 30, 2000 and 1999, respectively.

     Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income for the three months ended June 30, 2000 was $6,120,000 ($2,921,000 allocated to preferred unitholders and $3,199,000 allocated to common unitholders) compared to $3,434,000 ($214,000 allocated to preferred unitholders and $3,220,000 allocated to common unitholders) for the same period in 1999. Minority interest in income for the six months ended June 30, 2000 was $12,031,000 ($5,841,000 allocated to preferred unitholders and $6,190,000 allocated to common unitholders) compared to $6,400,000 ($214,000 allocated to preferred unitholders and $6,186,000 allocated to common unitholders) for the same period in 1999. The increase in minority interest in income is due primarily to the issuance of preferred operating partnership units in April and September of 1999.

Liquidity and Capital Resources
-------------------------------

     Net cash provided by operating activities for the six months ended June 30, 2000 and 1999 was $55,071,000 and $42,294,000, respectively. Management believes that its internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and maintain the current level of distribution to shareholders.

     The Company owns approximately one million common shares of Pacific Gulf Properties, Inc. ("PAG") representing an investment of approximately $20 million. PAG recently announced the disposition of its industrial portfolio and the planned disposition of its multi-family portfolio. PAG expects to make a cash distribution to shareholders in the fourth quarter of 2000 of up to $26 per share from the sale proceeds. This would result in net proceeds of approximately $26 million to the Company or $6 million in excess of our original investment. The investment is currently reflected on the balance sheet at $25 million reflecting the fair market value of the stock at June 30,2000. The unrealized gain is not reflected in net income or FFO. There is no assurance that the Company will realize the estimated net proceeds.

     The Company sold three properties for approximately $5.7 million in the second quarter of 2000 at a gain of $97,000. Two additional properties are currently being marketed. There is no assurance that the sales will be consummated or that the Company will realize the estimated net proceeds.

     The following table summarizes the Company's ability to make capital improvements to maintain its facilities through the use of cash provided by operating activities. The remaining cash flow is available to the Company to pay distributions to shareholders, make principal payments on debt and to make investments in real estate.


                                                                              Six Months Ended June 30,
                                                                         ----------------------------------
                                                                               2000              1999
                                                                         ----------------  ----------------
Net income............................................................     $ 22,255,000      $ 19,697,000
Depreciation and amortization.........................................       17,274,000        14,047,000
Change in working capital.............................................        3,511,000         2,150,000
Minority interest in income...........................................       12,031,000         6,400,000
                                                                         ----------------  ----------------
Net cash provided by operating activities.............................       55,071,000        42,294,000

Maintenance capital expenditures......................................       (1,181,000)       (1,422,000)
Tenant improvements...................................................       (2,074,000)       (2,665,000)
Capitalized lease commissions.........................................       (1,492,000)         (878,000)
                                                                         ----------------  ----------------
Funds available for distributions to shareholders, minority interests,
  acquisitions and other corporate purposes...........................       50,324,000        37,329,000

Cash distributions to shareholders and minority interests.............      (23,782,000)      (16,602,000)
                                                                         ----------------  ----------------
Excess funds available for principal payments on debt, investments  in
  real estate and other corporate purposes............................     $ 26,542,000      $ 20,727,000
                                                                         ================  ================

     The Company's capital structure is characterized by a low level of leverage. As of June 30, 2000, the Company had seven fixed rate mortgage notes payable totaling $31,362,000 which represented 3.6% of its total capitalization (based on book value, including minority interests and debt). The weighted average interest rate for the mortgage notes is 7.59%.

     In August 1999, the Company extended its unsecured line of credit (the "Credit Facility") with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 6, 2002. The expiration date may be extended by one year on each anniversary of the Credit Facility. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to
(i) the prime   rate  or  (ii) a  rate  ranging  from   the   London   Interbank
Offered   Rat     ("LIBOR")    plus   0.75%    to    1.35%       depending    on
the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 1.00%). In addition, the Company is required to pay an annual commitment fee of 0.25%.

     The Company expects to fund its growth strategies with permanent capital, including issuances of common and preferred stock and internally generated retained cash flows. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its line of credit. The Company intends to repay amounts borrowed under the Credit Facility from undistributed cash flow or, as market conditions permit and as determined to be advantageous, from the public or private placement of preferred and common stock/OP units or formation of joint ventures. The Company targets a leverage ratio of 40% and Funds from Operations ("FFO") to combined fixed charges and preferred distributions ratio of 3.0 to 1.0. As of June 30, 2000 and for the six months then ended, the leverage ratio was 23% (based on the fair market capitalization) and the FFO to fixed charges and preferred distributions coverage ratio was 5.2 to 1.0.

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

     On July 12, 2000 the Operating Partnership completed a private placement of 480,000 preferred units with a preferred distribution rate of 8 7/8%. The net proceeds from the placement of preferred units were approximately $11.7 million and will be used for investment in real estate.

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

  FFO for the Company is computed as follows:

                                                                              Six Months Ended June 30,
                                                                        -----------------------------------
                                                                               2000              1999
                                                                        ------------------ ----------------
Net income allocable to common shareholders........................       $  19,711,000     $  18,835,000
  Gain on disposition of real estate...............................             (97,000)                -
  Depreciation and amortization....................................          17,274,000        14,047,000
  Minority interest in income - common units.......................           6,190,000         6,186,000
  Less effects of straight-line rents..............................          (1,224,000)       (1,607,000)
                                                                        ------------------ ----------------
Consolidated FFO allocable to common shareholders and minority
  interests........................................................          41,854,000        37,461,000
FFO allocated to common minority interest - common units...........         (10,003,000)       (9,010,000)
                                                                        ------------------ ----------------
FFO allocated to common shareholders...............................      $   31,851,000    $   28,451,000
                                                                        ================== ================

     Capital Expenditures: During the first half of 2000, the Company incurred $4.7 million in maintenance capital expenditures, tenant improvements and capitalized lease commissions. On a recurring annual basis, the Company expects $0.90 to $1.20 per square foot in recurring capital expenditures (an aggregate of $11 - $15 million based on square footage at June 30, 2000) and expects to make approximately $1 million in renovations on a property in Southern California during the remainder of 2000.


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

     The Board of Directors declared a quarterly dividend of $0.25 per common share on July 27, 2000. In addition, the Board of Directors declared a quarterly dividend of $0.578125 per share on the depositary shares each representing 1/1000 of a share of 9 1/4% Cumulative Preferred Stock, Series A. Distributions are payable on September 30, 2000 to shareholders of record as of the close of business on September 15, 2000.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     To limit the Company's exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At June 30, 2000, the Company's debt as a percentage of shareholders' equity (based on book values) was 5.6%.

     The Company's market risk sensitive instruments include mortgage notes payable which totaled $31,362,000 at June 30, 2000. Substantially all of the Company's mortgage notes payable bear interest at fixed rates. See Note 6 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable as of June 30, 2000. Based on borrowing rates currently available to the Company, the carrying amount of debt approximates fair value.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held an annual meeting of shareholders on May 9, 2000. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The annual meeting involved the following matter:

                 Election of Directors
                                              Number of Shares of Common Stock
                                              --------------------------------
                 Name                         Voted For               Withheld
                 ----                         ---------               --------
                 Ronald L. Havner, Jr.        19,222,551               25,935
                 Harvey Lenkin                19,222,051               26,435
                 Vern O. Curtis               19,222,551               25,935
                 Arthur M. Friedman           19,222,551               25,935
                 James H. Kropp               19,222,051               26,435
                 Alan K. Pribble              19,222,551               25,935
                 Jack D. Steele               19,222,551               25,935


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

3.1 Restated Articles of Incorporation. Filed with Registrant's Registration Statement No. 333-78627 and incorporated herein by reference.

3.2 Certificate of Determination of Preferences of 8 1/4% Series C Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

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

3.5     Certificate  of   Determination  of  Preferences  of  8  7/8%  Series  Y
        Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed herewith.

3.6 Restated Bylaws. Filed with Registrant's Current Report on Form 8-K dated March 17, 1998 and incorporated herein by reference.

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

10.25 Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 8 7/8% Series Y Cumulative Redeemable Preferred Units, dated as of July 12, 2000. Filed herewith.

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

                                  Dated:  August 11, 2000

                                  PS BUSINESS PARKS, INC.
                                  BY: /s/ Jack Corrigan
                                      ------------------------------------------
                                      Jack Corrigan
                                      Vice President and Chief Financial Officer