Form 10-Q
period 2000-09-30
PS BUSINESS PARKS INC/CA
filed 2000-11-14
CIK 866368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    --------------

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

Number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 2000:

Common Stock, $0.01 par value, 23,047,985 shares outstanding

                             PS BUSINESS PARKS, INC.

                                      INDEX
                                                                        Page
                                                                        ----
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of September 30, 2000
     and December 31, 1999.........................................       2

     Condensed  Consolidated  Statements of Income  for  the  Three
     and Nine Months Ended September 30, 2000 and 1999.............       3


     Condensed  Consolidated  Statement  of   Shareholders'  Equity
     for the Nine Months Ended September 30, 2000..................       4

     Condensed  Consolidated  Statements of Cash Flows for the Nine
     Months Ended September 30, 2000 and 1999......................      5-6

     Notes to Condensed Consolidated Financial Statements..........      7-15

   Item 2.  Management's  Discussion   and  Analysis  of  Financial
   Condition and Results of Operations.............................     16-24

   Item 3.  Quantitative and  Qualitative Disclosures  about Market
   Risk............................................................       25


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings......................................       26

   Item 6.  Exhibits & Reports on Form 8-K.........................       26

                             PS BUSINESS PARKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            September 30,            December 31,
                                                                                2000                    1999
                                                                          ----------------        ----------------
                                                                            (unaudited)
                                                       ASSETS
                                                       ------
Cash and cash equivalents...............................                  $    56,613,000         $    74,220,000

Marketable securities...................................                       26,475,000              18,263,000

Real estate facilities, at cost:
     Land...............................................                      207,052,000             194,140,000
     Buildings and equipment............................                      678,839,000             636,261,000
                                                                          ----------------        ----------------
                                                                              885,891,000             830,401,000
     Accumulated depreciation...........................                      (75,003,000)            (50,976,000)
                                                                          ----------------        ----------------
                                                                              810,888,000             779,425,000

Properties held for disposition, net....................                                -              14,235,000
Construction in progress................................                       19,178,000               8,616,000
                                                                          ----------------        ----------------
                                                                              830,066,000             802,276,000

Receivables.............................................                          528,000                 771,000
Deferred rent receivables...............................                        7,182,000               5,493,000
Intangible assets, net..................................                        1,056,000               1,282,000
Other assets............................................                        1,598,000               1,436,000
                                                                          ----------------        ----------------
              Total assets..............................                  $   923,518,000         $   903,741,000
                                                                          ================        ================


                                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                        ------------------------------------

Accrued and other liabilities..............................               $    27,016,000         $    21,195,000
Mortgage notes payable.....................................                    31,168,000              37,066,000
                                                                          ----------------        ----------------
         Total liabilities.................................                    58,184,000              58,261,000

Minority interest:
         Preferred units...................................                   144,750,000             132,750,000
         Common units......................................                   159,740,000             157,199,000

Shareholders' equity:
   Preferred stock,  $0.01  par  value, 50,000,000   shares
     authorized, 2,200  shares issued and  outstanding   at
     September 30, 2000 and December 31, 1999..............                    55,000,000              55,000,000
   Common  stock,  $0.01  par  value,  100,000,000   shares
     authorized,  23,112,985  shares issued and outstanding
     at September 30, 2000 (23,645,461  shares  issued  and
     outstanding at December 31, 1999).....................                       231,000                 236,000
   Paid-in capital.........................................                   465,297,000             478,889,000
   Cumulative net income...................................                   107,535,000              73,809,000
   Other comprehensive income..............................                     6,480,000                       -
   Cumulative distributions................................                   (73,699,000)            (52,403,000)
                                                                          ----------------        ----------------
         Total shareholders' equity........................                   560,844,000             555,531,000
                                                                          ----------------        ----------------
              Total liabilities and shareholders' equity...               $   923,518,000         $   903,741,000
                                                                          ================        ================

                             See accompanying notes.

                             PS BUSINESS PARKS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                             For the Three Months                For the Nine Months
                                                              Ended September 30,                Ended September 30,
                                                        ---------------------------------  ---------------------------------
                                                             2000              1999             2000               1999
                                                        ----------------  ---------------  ----------------  ---------------
Revenues:
   Rental income.................................       $   36,798,000    $   32,568,000   $  107,265,000    $   92,544,000
   Facility management fees from affiliates......              131,000           121,000          383,000           351,000
   Business services.............................               82,000                 -          349,000                 -
   Interest income...............................            1,035,000           581,000        3,046,000           845,000
   Dividend income...............................              439,000            11,000        1,297,000            40,000
                                                        ----------------  ---------------  ----------------  ---------------
                                                            38,485,000        33,281,000      112,340,000        93,780,000
                                                        ----------------  ---------------  ----------------  ---------------
Expenses:
  Cost of operations.............................            9,762,000         8,920,000       29,432,000        25,951,000
  Cost of facility management....................               27,000            24,000           77,000            70,000
  Cost of business services......................               78,000                 -          142,000                 -
  Depreciation and amortization..................            9,449,000         7,594,000       26,723,000        21,641,000
  General and administrative.....................              995,000           742,000        2,859,000         2,339,000
  Interest expense...............................              502,000           977,000        1,246,000         2,658,000
                                                        ----------------  ---------------  ----------------  ---------------
                                                            20,813,000        18,257,000       60,479,000        52,659,000
                                                        ----------------  ---------------  ----------------  ---------------
Income before disposition of real estate and
   minority interest.............................           17,672,000        15,024,000       51,861,000        41,121,000

  Gain on disposition of real estate.............              159,000                 -          256,000                 -
                                                        ----------------  ---------------  ----------------  ---------------

Income before minority interest..................           17,831,000        15,024,000       52,117,000        41,121,000

  Minority interest in income - preferred units..           (3,157,000)       (1,022,000)      (8,998,000)       (1,236,000)
  Minority interest in income - common units.....           (3,203,000)       (3,347,000)      (9,393,000)       (9,533,000)
                                                        ----------------  ---------------  ----------------  ---------------

Net income.......................................       $   11,471,000    $   10,655,000   $   33,726,000    $   30,352,000
                                                        ================  ===============  ================  ===============

Net income allocation:
  Allocable to preferred shareholders............       $    1,272,000    $    1,272,000   $    3,816,000    $    2,134,000
  Allocable to common shareholders...............           10,199,000         9,383,000       29,910,000        28,218,000
                                                        ----------------  ---------------  ----------------  ---------------
                                                        $   11,471,000    $   10,655,000   $   33,726,000    $   30,352,000
                                                        ================  ===============  ================  ===============

Net income per common share:
  Basic..........................................       $        0.44     $        0.40    $        1.28     $        1.19
                                                        ================  ===============  ================  ===============
  Diluted........................................       $        0.44     $        0.40    $        1.28     $        1.19
                                                        ================  ===============  ================  ===============

Weighted average common shares outstanding:
  Basic..........................................           23,117,000        23,641,000       23,354,000        23,639,000
                                                        ================  ===============  ================  ===============
  Diluted........................................           23,216,000        23,724,000       23,426,000        23,713,000
                                                        ================  ===============  ================  ===============

                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

                                                  Preferred Stock               Common Stock
                                               ----------------------   ---------------------------      Paid-in        Cumulative
                                                Shares     Amount         Shares           Amount        Capital        Net Income
                                               -------- -------------   ------------   ------------   --------------  -------------
Balances at December 31, 1999.......            2,200    $55,000,000     23,645,461      $ 236,000     $478,889,000    $73,809,000

   Issuance of common stock:
       Conversion    of   common  OP
         units......................                -              -        107,517          1,000        2,530,000              -
       Exercise of stock options....                -              -         12,607              -          193,000              -

   Unrealized  gain  -  appreciation
     in marketable securities.......                -              -              -              -                -              -

   Repurchase of common stock.......                -              -       (652,600)        (6,000)     (14,775,000)             -

   Net income.......................                -              -              -              -                -     33,726,000

   Distributions paid:
       Preferred stock..............                -              -              -              -                -              -
       Common stock.................                -              -              -              -                -              -
   Adjustment  to  reflect  minority
    interest to underlying ownership
   interest.........................                -              -              -              -       (1,540,000)             -
                                               -------- -------------   ------------   ------------   --------------  -------------
Balances at September 30, 2000......            2,200    $55,000,000     23,112,985      $ 231,000     $465,297,000   $ 107,535,000
                                               ======== ==============  ============   ============   ==============  =============


                                                   Other
                                               Comprehensive           Cumulative       Shareholders'
                                                   Income             Distributions         Equity
                                           ----------------------   ------------------ -----------------
Balances at December 31, 1999.......                  -               $(52,403,000)     $555,531,000

   Issuance of common stock:
       Conversion    of   common  OP
         units......................                  -                          -         2,531,000
       Exercise of stock options....                  -                          -           193,000

   Unrealized  gain  -  appreciation
     in marketable securities.......          6,480,000                          -         6,480,000

   Repurchase of common stock.......                  -                          -       (14,781,000)

   Net income.......................                  -                          -        33,726,000

   Distributions paid:
       Preferred stock..............                  -                 (3,816,000)       (3,816,000)
       Common stock.................                  -                (17,480,000)      (17,480,000)
   Adjustment  to  reflect  minority
    interest to underlying ownership
   interest.........................                  -                          -        (1,540,000)
                                           ----------------------   ------------------ -----------------
Balances at September 30, 2000......        $ 6,480,000                $(73,699,000)     $560,844,000
                                           ======================   ================== =================



                            See accompanying notes.

                            PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      For the Nine Months
                                                                                       Ended September 30,
                                                                           ----------------------------------------
                                                                                   2000                 1999
                                                                           --------------------- ------------------
Cash flows from operating activities:
   Net income.......................................................        $    33,726,000       $    30,352,000
   Adjustments to  reconcile  net income  to net  cash  provided  by operating activities:
       Depreciation and amortization expense........................             26,723,000            21,641,000
       Minority interest in income..................................             18,391,000            10,769,000
       Increase in receivables and other assets.....................             (1,768,000)           (3,274,000)
       Increase in accrued and other liabilities....................              5,823,000             3,257,000
                                                                           --------------------- ------------------
            Total adjustments.......................................             49,169,000            32,393,000
                                                                           --------------------- ------------------

         Net cash provided by operating activities..................             82,895,000            62,745,000
                                                                           --------------------- ------------------

Cash flows from investing activities:
       Other investments............................................             (1,732,000)                    -
       Acquisition of real estate facilities........................            (56,407,000)          (59,555,000)
       Disposition of real estate facilities........................             23,634,000                     -
       Capital improvements to real estate facilities...............             (7,598,000)          (10,546,000)
       Construction in progress......................................           (13,790,000)          (11,567,000)
                                                                           --------------------- ------------------

         Net cash used in investing activities......................            (55,893,000)          (81,668,000)
                                                                           --------------------- ------------------

Cash flows from financing activities:
       Borrowings from an affiliate.................................                      -            41,400,000
       Repayment of borrowings from an affiliate....................                      -           (41,400,000)
       Loans to an affiliate........................................             77,000,000                     -
       Repayment of loans to an affiliate...........................            (77,000,000)                    -
       Borrowings from line of credit...............................                      -            14,000,000
       Repayment of borrowings from line of credit..................                      -           (26,500,000)
       Principal payments on mortgage notes payable.................             (5,898,000)          (11,932,000)
       Net proceeds from the issuance of common stock...............                193,000               161,000
       Repurchase of common stock...................................            (14,781,000)                    -
       Net proceeds from the issuance of preferred stock............                      -            53,086,000
       Net proceeds from the issuance of preferred operating
         partnership units..........................................             11,700,000           129,695,000
       Distributions paid to preferred shareholders.................             (3,816,000)           (2,134,000)
       Distributions paid to minority interests - preferred units...             (8,998,000)           (1,236,000)
       Distributions paid to common shareholders....................            (17,480,000)          (17,729,000)
       Distributions paid to minority interests - common units......             (5,529,000)           (5,568,000)
                                                                           --------------------- ------------------

         Net cash (used in) provided by financing activities........            (44,609,000)          131,843,000
                                                                           --------------------- ------------------

Net (decrease) increase in cash and cash equivalents................            (17,607,000)          112,920,000

Cash and cash equivalents at the beginning of the period............             74,220,000             6,068,000
                                                                           --------------------- ------------------

Cash and cash equivalents at the end of the period..................        $    56,613,000       $   118,988,000
                                                                           ===================== ==================

                            See accompanying notes.

                            PS BUSINESS PARKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                      For the Nine Months
                                                                                       Ended September 30,
                                                                           ----------------------------------------
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
                                                                           --------------------- ------------------

Supplemental   schedule   of   non   cash  investing  and  financing
activities:

Acquisitions of real estate facilities in exchange for minority interests and mortgage notes payable:
       Real estate facilities.......................................        $             -       $   (20,752,000)
       Minority interest - common units.............................                      -             1,033,000
       Mortgage notes payable.......................................                      -            19,719,000


Conversion of common OP units into shares of common stock:
       Minority interest - common units.............................              (2,531,000)                   -
       Common stock.................................................                   1,000                    -
       Paid-in capital..............................................               2,530,000                    -

Adjustment  to  reflect  minority  interest  to underlying ownership interest:
       Minority interest - common units.............................              1,540,000             1,252,000
       Paid-in capital..............................................             (1,540,000)           (1,252,000)

Capitalization of developed properties:
       Real estate facilities.......................................             (3,228,000)           12,146,000
       Construction in progress.....................................              3,228,000           (12,146,000)


Unrealized gain:
       Marketable securities........................................             (6,480,000)                    -
       Other comprehensive income...................................              6,480,000                     -

                            See accompanying notes.
                                       6

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



1.   Organization and description of business

     PS Business Parks, Inc. ("PSB") was incorporated in the state of California in 1990. As of September 30, 2000, PSB owned an approximate 74% general and limited partnership interest in PS Business Parks, L.P. (the "Operating Partnership" or "OP"). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the "Company."

     The Company is a fully-integrated, self-advised and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of September 30, 2000, the Company owned and operated 123 commercial properties (approximately 12.1 million net rentable square feet) located in 9 states. In addition, the Company managed, on behalf of Public Storage, Inc. ("PSI") and affiliated entities, 39 commercial properties (approximately 1.3 million net rentable square feet).

2.   Summary of significant accounting policies

     Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

     Marketable securities

     The Company owns approximately one million common shares of Pacific Gulf Properties Inc. The investment is classified as "available-for-sale" in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The investment is reflected on the balance sheet at fair market value. The unrealized gain of $6,480,000 is excluded from earnings and reported in a separate component of shareholders' equity. Dividend income is recognized when earned.

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



     Real estate facilities

     Real estate facilities are recorded at cost. Costs related to the renovation or improvement of the properties are capitalized. Expenditures for repair and maintenance are expensed as incurred. Buildings and equipment are depreciated on the straight-line method over the estimated useful lives, which are generally 30 and 5 years, respectively.

     Interest cost and property taxes incurred during the period of construction of real estate facilities are capitalized. The Company capitalized $996,000 and $584,000 of interest expense during the nine months ended September 30, 2000 and 1999, respectively.

     Intangible assets

     Intangible assets consist of property management contracts for properties managed, but not owned, by the Company. The intangible assets are being amortized over seven years. Intangible assets are net of accumulated amortization of $1,100,000 and $874,000 at September 30, 2000 and December 31, 1999, respectively.

     Evaluation of asset impairment

     The Company evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based on discounting its estimated future cash flows. At September 30, 2000, no such indicators of impairment have been identified.

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

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


     Acquistion costs

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

     Net income per common share

     Per share amounts are computed using the weighted average common shares outstanding. "Diluted" weighted average common shares outstanding include the dilutive effect of stock options under the treasury stock method. "Basic" weighted average common shares outstanding excludes such effect. Earnings per share has been calculated as follows:

                                                                        For the Three Months              For the Nine Months
                                                                        Ended September 30,               Ended September 30,
                                                                 ---------------------------------  ------------------------------
                                                                       2000             1999            2000             1999
                                                                 ---------------- ----------------  --------------- --------------
Net income allocable to common shareholders....................  $    10,199,000  $     9,383,000   $   29,910,000  $  28,218,000
                                                                 ================ ================  =============== ==============

Weighted average common shares outstanding:

   Basic weighted average common shares outstanding............       23,117,000       23,641,000       23,354,000     23,639,000
   Net effect of  dilutive  stock  options - based on  treasury
     stock method using average market price...................           99,000           83,000           72,000         74,000
                                                                 ---------------- ----------------  --------------- --------------
   Diluted weighted average common shares outstanding..........       23,216,000       23,724,000       23,426,000     23,713,000
                                                                 ================ ================  =============== ==============

Basic earnings per common share................................  $          0.44  $          0.40   $         1.28  $        1.19
                                                                 ================ ================  =============== ==============
Diluted earnings per common share..............................  $          0.44  $          0.40   $         1.28  $        1.19
                                                                 ================ ================  =============== ==============

     Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements for 1999 in order to conform to the 2000 presentation.

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


3.   Real estate facilities

     The activity in real estate facilities for the nine months ended September 30, 2000 is as follows:

                                                                                  Accumulated
                                                 Land            Buildings        Depreciation          Total
                                           ----------------- ------------------ ----------------- -----------------
     Balances at December 31, 1999......   $   194,140,000   $   636,261,000    $   (50,976,000)  $   779,425,000
     Property acquisitions..............        14,549,000        41,858,000                  -        56,407,000
     Property dispositions..............        (1,995,000)       (9,748,000)         2,470,000        (9,273,000)
     Developed projects.................           358,000         2,870,000                  -         3,228,000
     Capital improvements...............                 -         7,598,000                  -         7,598,000
     Depreciation expense...............                 -                 -        (26,497,000)      (26,497,000)
                                           ----------------- ------------------ ----------------- -----------------
     Balances at September 30, 2000.....   $   207,052,000   $   678,839,000    $   (75,003,000)  $   810,888,000
                                           ================= ================== ================= =================

     During the nine months ended September 30, 2000, the Company incurred $13.8 million in development costs. In April 2000, the Company completed and transferred to real estate facilities a 22,000 square foot development in Beaverton, Oregon of approximately $3.2 million.


4.   Leasing activity

     The Company leases space in its real estate facilities to tenants under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues excluding recovery of expenses as of September 30, 2000 under these leases are as follows:

                2000 (October - December)...........         $   30,241,000
                2001................................            104,452,000
                2002................................             76,604,000
                2003................................             54,491,000
                2004................................             38,027,000
                Thereafter..........................             53,446,000
                                                             ----------------
                                                             $  357,261,000
                                                             ================

     In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amount to $14,277,000 and $12,369,000 for the nine months ended September 30, 2000 and 1999, respectively. These amounts are included as rental income and cost of operations in the accompanying condensed consolidated statements of income.


5.   Revolving line of credit

     In September 2000, the Company extended its unsecured line of credit (the "Credit Facility") with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 6, 2003. The expiration date may be extended by one year on each anniversary of the Credit Facility. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.75% to 1.35% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 1.00%). In addition, the Company is required to pay an annual commitment fee of 0.25%. The Company had no outstanding balance and $100 million available on its line of credit at September 30, 2000 and December 31, 1999.

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

     The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.50 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.0 and 1.75 to 1.0, respectively,
     (iii) maintain a minimum total shareholders' equity (as defined) and (iv) limit distributions to 95% of funds from operations. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company's unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at September 30, 2000.

6.   Mortgage notes payable

     Mortgage notes consist of the following:

                                                                               September 30,       December 31,
                                                                                   2000                1999
                                                                              ---------------    ---------------
     7.125% mortgage note, principal and interest payable  monthly,  due
          May 2006......................................................      $    8,617,000     $    8,751,000
     8.190% mortgage note, principal and interest payable  monthly,  due
          March 2007....................................................           6,529,000          6,666,000
     7.290% mortgage note, principal and interest payable  monthly,  due
          February 2009.................................................           6,298,000          6,372,000
     7.280% mortgage note, principal and interest payable  monthly,  due
          February 2003.................................................           4,216,000          4,304,000
     8.000% mortgage note, principal and interest payable  monthly,  due
          April 2003....................................................           2,045,000          2,108,000
     8.500% mortgage note, principal and interest payable  monthly,  due
          July 2007.....................................................           1,861,000          1,898,000
     8.000% mortgage note, principal and interest payable  monthly,  due
          April 2003....................................................           1,602,000          1,640,000
     8.125% mortgage note extinguished in March 2000....................                   -          5,327,000
                                                                              ---------------    ---------------
                                                                                 $31,168,000        $37,066,000
                                                                              ===============    ===============

     At September 30, 2000, approximate principal maturities of mortgage notes payable are as follows:

                2000 (October - December)...........         $      196,000
                2001................................                829,000
                2002................................                895,000
                2003................................              7,871,000
                2004................................                696,000
                Thereafter..........................             20,681,000
                                                             ----------------
                                                             $   31,168,000
                                                             ================

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

     At September 30, 2000, there were 7,335,839 OP units owned by minority interests (7,305,355 were owned by PSI and affiliated entities and 30,484 were owned by unaffiliated third parties). On a fully converted basis, assuming all 7,335,839 minority interest OP units were converted into shares of common stock of PSB at September 30, 2000, the minority interests would own approximately 24% of the common shares outstanding. At the end of each reporting period, PSB determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests' equity in the Company.

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

     On July 12, 2000 the Operating Partnership completed a private placement of 480,000 preferred units with a preferred distribution rate of 8 7/8%. The net proceeds from the placement of preferred units were approximately $11.7 million.

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

     Holders of the Company's preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company's Board of Directors until all events of default have been cured. At September 30, 2000, there were no dividends in arrears.

     Except under certain conditions relating to the Company's qualification as a REIT, the preferred stock is not redeemable prior to April 30, 2004. On or after April 30, 2004, the preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends.

     The Company paid $3,816,000 ($1.734375 per depositary share) and $2,134,000 ($0.969965 per depositary share) in distributions to its preferred shareholders for the nine months ended September 30, 2000 and 1999, respectively.

     Common stock

     On March 2, 2000, the Board of Directors authorized the repurchase from time to time of up to 1,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. On July 27, 2000, the

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


     Board of Directors authorized the repurchase of up to an additional 600,000 shares of the Company's common stock (for a total repurchase authorization of up to 1,600,000 shares) on the open market or in privately negotiated transactions. Purchases will be made subject to market conditions and other investment opportunities available to the Company. As of September 30, 2000, the Company repurchased 652,600 shares of common stock at an aggregate cost of approximately $14.8 million.

     On March 31, 2000, a holder of common OP units exercised its option and converted its 107,517 common OP units into an equal number of shares of PSB common stock. The conversion resulted in an increase in shareholders' equity and a corresponding decrease in minority interest of approximately $2,531,000 representing the book value of the OP units at the time of conversion.

     The Company paid $17,480,000 ($0.75 per common share) and $17,729,000 ($0.75 per common share) in distributions to its common shareholders for the nine months ended September 30, 2000 and 1999, respectively. Pursuant to restrictions on the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

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

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

     In November 2000, Mary Jayne Howard, a former officer of the Company, filed a complaint for discrimination with the California Department of Fair Employment and Housing, requesting authorization to file a lawsuit against the Company. The complaint does not specify the damages, if any, and therefore the Company is not able to establish the materiality of the possible claim. The Company intends to vigorously contest any claims for discrimination by Ms. Howard.

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

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
--------------------------------------------------------------------------------
Operations
----------

         Forward-Looking Statements: When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors. Actual results could differ materially from those set forth in the forward-looking statements as a result of various factors. Such factors include, but are not limited to, a change in economic conditions in the various markets served by the Company's operations which would adversely affect the level of demand for rental of commercial space and the cost structure of the Company, general real estate investment risks, competition, risks associated with acquisition and development activities and debt financing, environmental matters, general uninsured losses and seismic activity. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Overview: During 2000 and 1999, the Company focused on increasing cash flow from its existing core portfolio of properties, expanded its presence in existing markets through strategic acquisitions and developments and strengthened its balance sheet primarily through the issuance of preferred stock/OP units at reasonable prices. By maintaining low leverage, the Company believes that future growth is facilitated. In addition, management identified five properties that did not meet its investment criteria and disposed of these properties during 2000. These properties totaled 627,000 square feet including 238,000 square feet in Baltimore, Maryland, 144,000 square feet in Tulsa, Oklahoma, 91,000 square feet in Little Rock, Arkansas and 154,000 square feet in Houston, Texas. Net proceed from these dispositions totaled $23.6 million.

         During the nine months ended September 30, 2000, the Company acquired 178,000 square feet in Northern California for approximately $23.3 million and 161,000 square feet in Southern California for approximately $25.4 million. In addition, the Company acquired 21 acres of land in Texas for approximately $3.7 million for the development of two 100,000 square foot flex buildings.

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

         Results of Operations: Net income for the three months ended September 30, 2000 was $11,471,000 compared to $10,655,000 for the same period in 1999.
Net income allocable to common shareholders (net income less preferred stock dividends) for the three months ended September 30, 2000 was $10,199,000 compared to $9,383,000 for the same period in 1999. Net income per common share on a diluted basis was $0.44 for the three months ended September 30, 2000 compared to $0.40 for the same period in 1999 (based on weighted average diluted common shares outstanding of 23,216,000 and 23,724,000, respectively). Net income for the nine months ended September 30, 2000 was $33,726,000 compared to $30,352,000 for the same period in 1999. Net income allocable to common shareholders (net income less preferred stock dividends) for the nine months ended September 30, 2000 was $29,910,000 compared to $28,218,000 for the same period in 1999. Net income per common share on a diluted basis was $1.28 for the nine months ended September 30, 2000 compared to $1.19 for the same period in 1999 (based on weighted average diluted common shares outstanding of 23,426,000 and 23,713,000, respectively). The increases in net income and net income per share reflect the Company's growth in its asset base through the acquisition and development of commercial properties in addition to increased net operating income from its stabilized base of properties.

         The Company's property operations account for almost all of the net operating income earned by the Company. The following table presents the pre-depreciation operating results of the properties for the three and nine months ended September 30, 2000 and 1999:


                                                                         Three Months Ended
                                                                            September 30,
                                                                   -------------------------------
                                                                        2000             1999           Change
                                                                   ---------------   -------------   ------------
Rental income:
"Same  Park"  facilities  (107  facilities,  10.5  million net
     rentable square feet)..................................        $30,900,000       $29,055,000           6.4%
Other facilities............................................          5,898,000         3,513,000          67.9%
                                                                   ---------------   -------------   ------------
Total rental income.........................................        $36,798,000       $32,568,000          13.0%
                                                                   ===============   =============   ============

Cost of operations (excluding depreciation):
"Same Park" facilities......................................         $8,043,000        $8,026,000           0.2%
Other facilities............................................          1,719,000           894,000          92.3%
                                                                   ---------------   -------------   ------------
Total cost of operations....................................         $9,762,000        $8,920,000           9.4%
                                                                   ===============   =============   ============

Net operating income (rental income less cost of operations):
"Same Park" facilities......................................        $22,857,000       $21,029,000           8.7%
Other facilities............................................          4,179,000         2,619,000          59.6%
                                                                   ---------------   -------------   ------------
Total net operating income..................................        $27,036,000       $23,648,000          14.3%
                                                                   ===============   =============   ============

                                                                         Nine Months Ended
                                                                            September 30,
                                                                   -------------------------------
                                                                        2000             1999           Change
                                                                   ---------------   -------------   ------------
Rental income:
"Same  Park"  facilities  (107  facilities,  10.5  million net
     rentable square feet)..................................        $90,667,000       $85,498,000           6.0%
Other facilities............................................         16,598,000         7,046,000         135.6%
                                                                   ---------------   -------------   ------------
Total rental income.........................................       $107,265,000       $92,544,000          15.9%
                                                                   ===============   =============   ============

Cost of operations (excluding depreciation):
"Same Park" facilities......................................        $23,883,000       $23,432,000           1.9%
Other facilities............................................          5,549,000         2,519,000         120.3%
                                                                   ---------------   -------------   ------------
Total cost of operations....................................        $29,432,000       $25,951,000          13.4%
                                                                   ===============   =============   ============

Net operating income (rental income less cost of operations):
"Same Park" facilities......................................        $66,784,000       $62,066,000           7.6%
Other facilities............................................         11,049,000         4,527,000         144.1%
                                                                   ---------------   -------------   ------------
Total net operating income..................................        $77,833,000       $66,593,000          16.9%
                                                                   ===============   =============   ============

         Rental income and rental income less cost of operations or net operating income ("NOI") prior to depreciation are summarized for the three months ended September 30, 2000 by major geographic regions below:


                                  Square        Percent         Rental         Percent                        Percent
          Region                 Footage        of Total        Income        of Total          NOI          of Total
---------------------------    -------------  -------------  --------------- ------------- -------------- ---------------
Southern California               3,254,000        26.9%        $9,372,000        25.5%      $7,192,000          26.6%
Northern California               1,495,000        12.4%         4,541,000        12.3%       3,488,000          12.9%
Southern Texas                    1,032,000         8.5%         2,763,000         7.5%       1,746,000           6.5%
Northern Texas                    1,849,000        15.3%         4,779,000        13.0%       3,366,000          12.5%
Virginia                          1,612,000        13.3%         5,747,000        15.6%       4,230,000          15.6%
Maryland                            866,000         7.2%         3,377,000         9.2%       2,349,000           8.7%
Oregon                            1,191,000         9.8%         4,360,000        11.8%       3,544,000          13.1%
Other                               797,000         6.6%         1,859,000         5.1%       1,121,000           4.1%
                               -------------  -------------  --------------- ------------- -------------- ---------------
                                 12,096,000       100.0%       $36,798,000       100.0%     $27,036,000         100.0%
                               =============  =============  =============== ============= ============== ===============

Rental income and rental income less cost of operations or net operating  income
("NOI") prior to depreciation are summarized for the nine months ended September
30, 2000 by major geographic regions below:

                                  Square        Percent         Rental         Percent                        Percent
          Region                 Footage        of Total        Income        of Total          NOI          of Total
---------------------------    -------------  -------------  --------------- ------------- -------------- ---------------
Southern California               3,254,000        26.9%       $27,135,000        25.3%     $20,725,000          26.6%
Northern California               1,495,000        12.4%        12,388,000        11.5%       9,294,000          11.9%
Southern Texas                    1,032,000         8.5%         8,027,000         7.5%       4,840,000           6.2%
Northern Texas                    1,849,000        15.3%        14,954,000        13.9%      10,495,000          13.5%
Virginia                          1,612,000        13.3%        16,735,000        15.6%      12,198,000          15.7%
Maryland                            866,000         7.2%        10,248,000         9.6%       7,243,000           9.3%
Oregon                            1,191,000         9.8%        11,801,000        11.0%       9,431,000          12.1%
Other                               797,000         6.6%         5,977,000         5.6%       3,607,000           4.6%
                               -------------  -------------  --------------- ------------- -------------- ---------------
                                 12,096,000       100.0%      $107,265,000       100.0%     $77,833,000         100.0%
                               =============  =============  =============== ============= ============== ===============


         Supplemental  Property  Data  and  Trends:  In order  to  evaluate  the performance of the Company's overall portfolio, management analyzes the operating performance of a consistent group of 107 properties (10.5 million net rentable square feet). These 107 properties (herein referred to as the "Same Park" facilities) have been owned and operated by the Company for the comparable periods. These properties do not include properties that have been sold during the year. The "Same Park" facilities represent approximately 87% of the square footage of the Company's portfolio at September 30, 2000.

         The  following  table   summarizes  the   pre-depreciation   historical
operating results of the "Same Park" facilities excluding the effects of accounting for rental revenues on a straight-line basis.

                                      "Same Park" Facilities (107 Properties)
                                      ---------------------------------------

                                                                     Three Months Ended
                                                                       September 30,
                                                            -----------------------------------
                                                                  2000                1999           Change
                                                            ------------------- ---------------  ---------------
  Rental income (1)....................................      $  30,290,000       $  28,219,000          7.3%
  Cost of operations...................................          8,043,000           8,026,000          0.2%
                                                            ------------------- ---------------  ---------------
  Net operating income.................................      $  22,247,000       $  20,193,000          10.2%
                                                            =================== ===============  ===============

  Gross margin (2).....................................          73.4%               71.6%              1.8%

  Weighted average for period:

      Occupancy........................................          97.1%               97.0%              0.1%
      Annualized realized rent per sq. ft.(3)..........          $11.84              $11.03             7.3%


====================================================================================================================================


                                                                     Nine Months Ended
                                                                       September 30,
                                                            -----------------------------------
                                                                  2000                1999           Change
                                                            ------------------- ---------------  ---------------
  Rental income (1)....................................      $  89,018,000       $  83,148,000          7.1%
  Cost of operations...................................         23,883,000          23,432,000          1.9%
                                                            ------------------- ---------------  ---------------
  Net operating income.................................      $  65,135,000       $  59,716,000          9.1%
                                                            =================== ===============  ===============

  Gross margin (2).....................................          73.2%               71.8%              1.4%

  Weighted average for period:

      Occupancy........................................          97.2%               96.9%              0.3%
      Annualized realized rent per sq. ft.(3)..........          $11.59              $10.86             6.7%


---------------
(1) Rental income does not include the effect of straight-line accounting.

(2) Gross margin is computed by dividing property net operating income by rental income.

(3) Realized rent per square foot represents the actual revenues earned per occupied square foot.

     The following tables summarize the "Same Park" operating results by major geographic region for the three months ended September 30, 2000 and 1999:


                             Revenues        Revenues                         NOI            NOI          Increase
         Region                2000            1999         Increase         2000            1999        (Decrease)
--------------------------  --------------  -------------  -----------   ---------------  -------------  -----------
Southern California.....     $9,178,000      $8,519,000        7.8%         $6,935,000     $6,221,000      11.4%
Northern California.....      3,164,000       2,824,000       12.0%          2,440,000      2,105,000      15.9%
Southern Texas..........      2,430,000       2,246,000        8.2%          1,530,000      1,374,000      11.3%
Northern Texas..........      3,758,000       3,680,000        2.1%          2,644,000      2,431,000       8.8%
Virginia................      4,175,000       3,766,000       10.9%          2,972,000      2,735,000       8.7%
Maryland................      2,508,000       2,413,000        3.9%          1,845,000      1,784,000       3.4%
Oregon..................      3,862,000       3,598,000        7.3%          3,084,000      2,823,000       9.3%
Other...................      1,215,000       1,173,000        3.6%            797,000        720,000      10.7%
                            --------------  -------------  -----------   ---------------  -------------  -----------
                            $30,290,000     $28,219,000        7.3%        $22,247,000    $20,193,000      10.2%
                            ==============  =============  ===========   ===============  =============  ===========

     The following tables summarize the "Same Park" operating results by major geographic region for the nine months ended September 30, 2000 and 1999:


                             Revenues        Revenues                         NOI            NOI          Increase
         Region                2000            1999         Increase         2000            1999        (Decrease)
--------------------------  --------------  -------------  -----------   ---------------  -------------  -----------
Southern California.....    $27,057,000     $24,519,000       10.4%        $20,586,000    $18,108,000      13.7%
Northern California.....      9,151,000       8,123,000       12.7%          7,004,000      6,085,000      15.1%
Southern Texas..........      7,011,000       6,733,000        4.1%          4,159,000      4,123,000       0.8%
Northern Texas..........     11,320,000      11,543,000       (1.9%)         7,749,000      7,747,000       0.0%
Virginia................     12,160,000      11,011,000       10.4%          8,769,000      7,839,000      11.9%
Maryland................      7,369,000       7,030,000        4.8%          5,452,000      5,166,000       5.5%
Oregon..................     11,325,000      10,752,000        5.3%          9,134,000      8,535,000       7.0%
Other...................      3,625,000       3,437,000        5.5%          2,282,000      2,113,000       8.0%
                            --------------  -------------  -----------   ---------------  -------------  -----------
                            $89,018,000     $83,148,000        7.1%        $65,135,000    $59,716,000       9.1%
                            ==============  =============  ===========   ===============  =============  ===========

         The increases noted above reflect the performance of the Company's existing markets. Southern and Northern California and Virginia continued to benefit from a strong economy. In Northern Texas, the decline in revenue relates primarily related to lower expense recoveries for the nine months ended September 30, 2000.

         Facility Management Operations: The Company's facility management accounts for a small portion of the Company's net operating income. During the three months ended September 30, 2000, $104,000 in net operating income was recognized from facility management operations compared to $97,000 for the same period in 1999. During the nine months ended September 30, 2000, $306,000 in net operating income was recognized from facility management operations compared to $281,000 for the same period in 1999. Facility management fees have increased due to the increase in rental rates of the properties managed by the Company.

         Business Services: The Company recently hired a Vice President to focus on creating new revenue opportunities for the Company and additional products and services for our customers. Currently the Company has begun receiving income from construction management fees and fees from telecommunication service providers. During the three months ended September 30, 2000, $4,000 in net operating income was derived from such services compared to none for the same period in 1999. During the nine months ended September 30, 2000, $207,000 in net operating income was derived from such services compared to none for the same period in 1999.

         Interest Income: Interest income reflects earnings on cash balances. Interest income was $1,035,000 for the three months ended September 30, 2000 compared to $581,000 for the same period in 1999. Interest income was $3,046,000 for the nine months ended September 30, 2000 compared to $845,000 for the same period in 1999. The increase is attributable to increased average cash balances and higher interest rates. Average cash balances for the three months ended September 30, 2000 were approximately $64 million compared to $47 million for the same period in 1999. Average cash balances for the nine months ended September 30, 2000 were approximately $68 million compared to $24 million for the same period in 1999.

         Dividend Income: Dividend income reflects earnings from marketable securities. Dividend income was $439,000 for the three months ended September 30, 2000 compared to $11,000 for the same period in 1999. Dividend income was $1,297,000 for the nine months ended September 30, 2000 compared to $40,000 for the same period in 1999. The increase is attributable to increased investments in marketable securities.

         Cost of Operations: Cost of operations for the three months ended September 30, 2000 was $9,762,000 compared to $8,920,000 for the same period in 1999. Cost of operations for the nine months ended September 30, 2000 was $29,432,000 compared to $25,951,000 for the same period in 1999. Cost of operations for the three months ended September 30, 2000 consists primarily of property taxes ($3,138,000), property maintenance ($1,818,000), utilities ($2,044,000) and direct payroll ($1,467,000). Cost of operations for the nine months ended September 30, 2000 consists primarily of property taxes
($9,481,000),  property  maintenance  ($5,399,000),  utilities  ($5,143,000) and direct payroll ($4,345,000). The increase is due primarily to the growth in the total square footage of the Company's portfolio of properties. Cost of operations as a percentage of rental income decreased from 27.4% to 26.5% and from 28.0% to 27.4% for the three and nine months ended September 30, 2000 and 1999, respectively, as a result of economies of scale achieved through the acquisition and development of properties in existing markets and the disposition of properties outside of our core markets.

         Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended September 30, 2000 was $9,449,000 compared to $7,594,000 for the same period in 1999. Depreciation and amortization expense for the nine months ended September 30, 2000 was $26,723,000 compared to $21,641,000 for the same period in 1999. The increase is due to the acquisition and development of real estate facilities during 1999 and 2000.

         General and Administrative Expense: General and administrative expense was $995,000 for the three months ended September 30, 2000 compared to $742,000 for the same period in 1999. General and administrative expense was $2,859,000 for the nine months ended September 30, 2000 compared to $2,339,000 for the same period in 1999. The increase is due primarily to the increased size and activities of the Company. Included in general and administrative costs are acquisition costs and abandoned transaction costs. Acquisition expenses were $130,000 and $139,000 for the three months ended September 30, 2000 and 1999, respectively. There were no abandoned transaction costs for the three months ended September 30, 2000 and 1999, respectively. Acquisition expenses were $378,000 and $324,000 for the nine months ended September 30, 2000 and 1999, respectively. Abandoned transaction costs were $7,000 and $30,000 for the nine months ended September 30, 2000 and 1999, respectively.

         Interest Expense: Interest expense was $502,000 for the three months ended September 30, 2000 compared to $977,000 for the same period in 1999. Interest expense was $1,246,000 for the nine months ended September 30, 2000 compared to $2,658,000 for the same period in 1999. The decrease is attributable to decreased average debt balances during the period and greater capitalized interest in 2000 as a result of higher construction in progress. Interest expense of $308,000 and $174,000 was capitalized as part of building costs associated with properties under development during the three months ended September 30, 2000 and 1999, respectively. Interest expense of $996,000 and $584,000 was capitalized as part of building costs associated with properties under development during the nine months ended September 30, 2000 and 1999, respectively.

         Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income for the three months ended September 30, 2000 was $6,360,000 ($3,157,000 allocated to preferred unitholders and $3,203,000 allocated to common unitholders) compared to $4,369,000 ($1,022,000 allocated to preferred unitholders and $3,347,000 allocated to common unitholders) for the same period in 1999. Minority interest in income for the nine months ended September 30, 2000 was $18,391,000 ($8,998,000 allocated to preferred unitholders and $9,393,000 allocated to common unitholders) compared to $10,769,000 ($1,236,000 allocated to preferred unitholders and

$9,533,000 allocated to common unitholders) for the same period in 1999. The increase in minority interest in income is due primarily to the issuance of preferred operating partnership units in April and September of 1999.

Liquidity and Capital Resources
-------------------------------

         Net cash provided by operating activities for the nine months ended September 30, 2000 and 1999 was $82,895,000 and $62,745,000, respectively.
Management believes that its internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and maintain the current level of distribution to shareholders.

         The Company owns approximately one million shares of common stock of Pacific Gulf Properties, Inc. ("PAG") representing an investment of approximately $20 million. On November 9, 2000, the shareholders of PAG approved the sale of its industrial property portfolio and the sale of its remaining assets and subsequent liquidation and dissolution. PAG expects to make a cash distribution to shareholders in December 2000 of up to $25.50 per share from the sale proceeds. This would result in net proceeds of approximately $25.5 million to the Company or $5.5 million in excess of our original investment. The investment is currently reflected on the balance sheet at $26.5 million reflecting the fair market value of the stock at September 30, 2000. The unrealized gain is not reflected in net income or FFO. There is no assurance that the Company will realize the estimated net proceeds.

         The Company sold five properties for approximately $23.6 million during the nine months ended September 30, 2000 at a gain of $256,000. There are no additional property dispositions planned for the year 2000.

         The following table summarizes the Company's ability to make capital improvements to maintain its facilities through the use of cash provided by operating activities. The remaining cash flow is available to the Company to pay distributions to shareholders, make principal payments on debt and to make investments in real estate.

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                          ---------------------------------
                                                                               2000              1999
                                                                          ----------------- ---------------
Net income...........................................................      $ 33,726,000      $ 30,352,000
Depreciation and amortization........................................        26,723,000        21,641,000
Change in working capital............................................         4,055,000           (17,000)
Minority interest in income..........................................        18,391,000        10,769,000
                                                                          ----------------- ---------------
Net cash provided by operating activities............................        82,895,000        62,745,000

Maintenance capital expenditures.....................................        (2,301,000)       (2,153,000)
Tenant improvements..................................................        (3,058,000)       (3,857,000)
Capitalized lease commissions........................................        (2,239,000)       (1,479,000)
                                                                          ----------------- ---------------
Funds available for distributions to shareholders, minority interests,
  acquisitions and other corporate purposes..........................        75,297,000        55,256,000

Cash distributions to shareholders and minority interests............       (35,823,000)      (26,667,000)
                                                                          ----------------- ---------------
Excess funds available for principal payments on debt, investments in
  real estate and other corporate purposes...........................      $ 39,474,000      $ 28,589,000
                                                                          ================= ===============


         The Company's capital structure is characterized by a low level of leverage. As of September 30, 2000, the Company had seven fixed rate mortgage notes payable totaling $31,168,000 which represented 3.6% of its total capitalization (based on book value, including minority interests and debt). The weighted average interest rate for the mortgage notes is 7.59%.

         In September 2000, the Company extended its unsecured line of credit (the "Credit Facility") with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 6, 2003.

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

         The Company expects to fund its growth strategies with permanent capital, including issuances of common and preferred stock and internally generated retained cash flows. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its line of credit. The Company intends to repay amounts borrowed under the Credit Facility from undistributed cash flow or, as market conditions permit and as determined to be advantageous, from the public or private placement of preferred and common stock/OP units or formation of joint ventures. The Company targets a leverage ratio of 40% and Funds from Operations ("FFO") to combined fixed charges and preferred distributions ratio of 3.0 to 1.0. As of September 30, 2000 and for the nine months then ended, the leverage ratio was 22% (based on the fair market capitalization) and the FFO to fixed charges and preferred distributions coverage ratio was 6.0 to 1.0.

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

         Funds from Operations: FFO is defined as net income, computed in accordance with generally accepted accounting principles ("GAAP"), before depreciation, amortization, minority interest in income, straight-line rent adjustments and extraordinary or non-recurring items. FFO is presented because the Company considers FFO to be a useful measure of the operating performance of a REIT which, together with net income and cash flows provides investors with a basis to evaluate the operating and cash flow performances of a REIT. FFO does not represent net income or cash flows from operations as defined by GAAP. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for cash flow or net income as a measure of liquidity or operating performance or ability to make acquisitions and capital improvements or ability to pay distributions or debt principal payments. Also, FFO as computed and disclosed by the Company may not be comparable to FFO computed and disclosed by other REITs.

         FFO for the Company is computed as follows:


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                         ----------------------------------
                                                                               2000              1999
                                                                         ----------------- ----------------
Net income allocable to common shareholders........................       $  29,910,000     $  28,218,000
  Less:  Gain on disposition of real estate........................            (256,000)                -
  Depreciation and amortization....................................          26,723,000        21,641,000
  Minority interest in income - common units.......................           9,393,000         9,533,000
  Less:  Straight-line rent adjustment.............................          (1,951,000)       (2,544,000)
                                                                         ----------------- ----------------
Consolidated  FFO  allocable  to  common  shareholders and minority
interests..........................................................          63,819,000        56,848,000
FFO allocated to common minority interest - common units...........         (15,253,000)      (13,179,000)
                                                                         ----------------- ----------------
FFO allocated to common shareholders...............................       $  48,566,000     $  43,669,000
                                                                         ================= ================

         Capital Expenditures: During the nine months ended September 30, 2000, the Company incurred $7.6 million in maintenance capital expenditures, tenant improvements and capitalized lease commissions. On a recurring annual basis, the Company expects $0.90 to $1.20 per square foot in recurring capital expenditures (an aggregate of $11 - $15 million based on square footage at September 30, 2000).

         Developments: The Company is currently developing approximately 335,000 square feet of flex and office buildings in Northern Virginia, Dallas, Texas and Beaverton, Oregon at an aggregate cost of approximately $37 million. Unfunded development costs are approximately $23 million.

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

         The Board of Directors declared a quarterly dividend of $0.25 per common share on November 8, 2000. In addition, the Board of Directors declared a quarterly dividend of $0.578125 per share on the depositary shares each representing 1/1000 of a share of 9 1/4% Cumulative Preferred Stock, Series A. Distributions are payable on December 29, 2000 to shareholders of record as of the close of business on December 15, 2000.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

         To limit the Company's exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At September 30, 2000, the Company's debt as a percentage of shareholders' equity (based on book values) was 5.6%.

         The Company's market risk sensitive instruments include mortgage notes payable which totaled $31,168,000 at September 30, 2000. Substantially all of the Company's mortgage notes payable bear interest at fixed rates. See Note 6 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable as of September 30, 2000. Based on borrowing rates currently available to the Company, the carrying amount of debt approximates fair value.

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

         In November 2000, Mary Jayne Howard, a former officer of the Company, filed a complaint for discrimination with the California Department of Fair Employment and Housing, requesting authorization to file a lawsuit against the Company. The complaint does not specify the damages, if any, and therefore the Company is not able to establish the materiality of the possible claim. The Company intends to vigorously contest any claims for discrimination by Ms. Howard.

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

 3.5 Certificate of Determination of Preferences of 8 7/8% Series Y Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.

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

10.16 Second Amendment to Revolving Credit Agreement dated as of September 29, 2000 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed herewith.

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

10.26 Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 8 7/8% Series Y Cumulative Redeemable Preferred Units, dated as of July 12, 2000. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.

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

                                  Dated:  November 13, 2000

                                  PS BUSINESS PARKS, INC.
                                  BY: /s/ Jack Corrigan
                                      ------------------------------------------
                                      Jack Corrigan
                                      Vice President and Chief Financial Officer