Form 10-K405
period 2000-12-31
PS BUSINESS PARKS INC/CA
filed 2001-03-21
CIK 866368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000.
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

               701 Western Avenue, Glendale, California 91201-2397
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (818) 244-8080
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act

  Title of each class                  Name of each exchange on which registered
  -------------------                  -----------------------------------------
Common Stock, $0.01 par value........           American Stock Exchange
Depositary  Shares  Each Representing
1/1000 of a Share of 91/4% Cumulative
Preferred Stock, Series A,  $0.01 par
value................................           American Stock Exchange


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

                            Yes    X        No
                                 -----            -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]


The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 2001:

Common Stock, $0.01 par value, $308,027,746 (computed on the basis of $27.15 per share which was the reported closing sale price of the Company's Common Stock on the American Stock Exchange on March 14, 2001).

The number of shares outstanding of the registrant's class of common stock, as of March 15, 2001:

Common Stock, $0.01 par value, 22,970,695 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement to be filed in connection with the annual shareholders' meeting to be held in 2001 are incorporated by reference into Part III.

                                     PART I.

ITEM 1.    BUSINESS

The Company
-----------

         PS Business Parks, Inc. ("PSB") is a self-advised and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates commercial properties, primarily flex, multi-tenant office and industrial space. PSB is the sole general partner of PS Business Parks, L.P. (the "Operating Partnership") through which PSB conducts most of its activities and owned, as of December 31, 2000, 75% of the common partnership units. Substantially all of the remaining common partnership units are owned by Public Storage, Inc. ("PSI") and its affiliates. Unless otherwise indicated or unless the context requires otherwise, all references to "the Company" means PS Business Parks, Inc. and its subsidiaries, including the Operating Partnership.

         As of December 31, 2000, the Company owned and operated 140 commercial properties (approximately 12.6 million net rentable square feet) located in 9 states, representing a 2% increase in commercial square footage from December 31, 1999. The Company also managed 39 commercial properties (approximately 1.3 million net rentable square feet), on behalf of PSI, affiliated entities, and a third party owner.

         History of the Company: In a March 17, 1998 merger (the "Merger") of American Office Park Properties, Inc. ("AOPP") with and into the Company (which was formerly named "Public Storage Properties XI, Inc."), the Company acquired the commercial property business previously operated by AOPP and was renamed "PS Business Parks, Inc." Concurrent with the Merger, the Company exchanged 11 mini-warehouses and two properties that combined mini-warehouse and commercial space for 11 commercial properties owned by PSI. For financial accounting purposes, the Merger was accounted for as a reverse acquisition whereby AOPP was deemed to have acquired Public Storage Properties XI, Inc. However, PS Business Parks, Inc. is the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax reporting purposes.

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

         During 1998, the Company completed the Merger and acquired approximately 4.9 million square feet of commercial space, including 2.3 million square feet of space located in Oregon and Texas from Principal Mutual Life Insurance Company and 1.8 million square feet of commercial space located in California, Maryland, Virginia and Texas from other unaffiliated third parties.

         During 1999, the Company acquired approximately 1.3 million square feet from unaffiliated third parties. The Company acquired 483,000 square feet in Texas, 405,000 square feet in Northern Virginia/Maryland, 211,000 square feet in Northern California and 200,000 square feet in Arizona. In addition, the Company completed development on two properties totaling 127,000 square feet in Oregon and Texas.

         During 2000, the Company acquired 0.5 million square feet from unaffiliated third parties and 0.3 million square feet from Acquiport Two Corporation. The Company acquired 454,000 square feet in Southern California, 210,000 square feet in Northern Virginia, and 178,000 square feet in Northern

California. In addition, the Company completed development on a property totaling 22,000 square feet in Oregon. These acquired and developed properties are located in markets in which the Company already owned properties. The Company believes these markets have the characteristics to support long-term growth. During 2000, the Company also sold 0.6 million square feet of properties that did not meet its ongoing investment strategy. These dispositions resulted in aggregate proceeds of $23.8 million.

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

         The Company's principal executive offices are located at 701 Western Avenue, Glendale, California 91201-2397. Its telephone number is (818) 244-8080.

         Business of the Company: The commercial properties owned by the Company consist of flex space, office space and industrial space. Flex space can generally be described as facilities that were originally built as part office space and part warehouse space. The Company's commercial properties can be built out for a variety of uses including office space, lab space or retail space. The warehouse component of the flex space and the industrial space have a variety of uses including light manufacturing and assembly, storage and warehousing, distribution and research and development activities. The office component of flex space is complementary to the warehouse component by enabling businesses to accommodate management and production staff in the same facility. The Company also owns 1.3 million square feet of low-rise suburban office space generally either in business parks that combine office and flex space or in desirable submarkets where the economics of the market demand an office build-out.

         The Company's commercial properties typically consist of one to ten one-story buildings located on three to twenty acres and contain from approximately 20,000 to 500,000 square feet of rentable space. Facilities are managed through either on-site management or area offices central to the facilities. Parking is open or covered. The ratio of parking spaces to rentable square feet ranges from two to six per thousand square feet depending upon the use of the property and its location. Office space generally requires a greater parking ratio than most industrial uses. The Company may acquire properties that do not have these characteristics.

         The tenant base for the Company's facilities is diverse. The facilities can be bifurcated into those facilities that service small to medium size businesses and those that service larger businesses. Approximately 35% of the annual rents from the portfolio are from facilities that serve small to medium size businesses. A property in this facility type is typically divided into units ranging in size from 500 to 5,000 square feet and leases generally range from one to three years. The remaining 65% of the income are derived from facilities that serve larger businesses, with units ranging from 5,000 square feet to multiple buildings leased to a single tenant. The largest tenant leases 313,000 square feet or 2.5% of the portfolio.

         The Company intends to continue to acquire commercial properties located throughout the United States. The Company's policy of acquiring commercial properties may be changed by its Board of Directors without shareholder approval. However, the Board of Directors has no intention to change this policy at this time. Although the Company currently owns properties in nine states, it may expand its operations to other states. Properties are acquired both for income and potential capital appreciation; there is no limitation on the amount that can be invested in any specific property. Although there is no limitation on mortgage debt, the Company has no current intention to incur significant debt (other than short-term borrowings from time to time to fund acquisitions). The Company may acquire land for the development of commercial properties. In general, the Company expects to acquire land that is adjacent to commercial properties that the Company already owns or is acquiring. The Company currently has three facilities in various stages of development.

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

Summary of the Operating Partnership Agreement
----------------------------------------------

         The following summary of the Operating Partnership Agreement is qualified in its entirety by reference to the Operating Partnership Agreement, which is incorporated by reference as an exhibit to this report.

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

         Capital Contributions: No partner is required to make additional capital contributions to the Operating Partnership, except the Company as the general partner is required to contribute the net proceeds of the sale of equity interests in the Company to the Operating Partnership in return for additional partnership units. A limited partner may be required to pay to the Operating Partnership any taxes paid by the Operating Partnership on behalf of that limited partner. No partner is required to pay to the Operating Partnership any deficit or negative balance which may exist in its capital account.

         Distributions: The Company, as general partner, is required to distribute at least quarterly the "available cash" (as defined in the Operating Partnership Agreement) generated by the Operating Partnership for such quarter. Distributions are to be made (i) first, with respect to any class of partnership interests having a preference over other classes of partnership interests; and
(ii) second, in accordance with the partners' respective percentage interests on the "partnership record date" (as defined in the Operating Partnership Agreement). Commencing in 1998, the Operating Partnership's policy has been to make distributions per unit (other than preferred units) that are equal to the per share distributions made by the Company with respect to its Common Stock.

         Preferred Units: As of December 31, 2000, the Operating Partnership had 5,790,000 preferred units owned by third parties with distribution rates ranging from 8 3/4% to 8 7/8% (per annum) with an aggregate stated value of $144,750,000. The Operating Partnership has the right to redeem the preferred units on or after the fifth anniversary of the issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. Each series of preferred units is exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PS Business Parks, Inc. on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the applicable series of preferred units. In addition, as of December 31, 2000, the Company owned 2,200,000 preferred units with a stated value of $55 million. The preferred units owned by the Company have terms substantially identical to the terms of the publicly traded 9 1/4% Cumulated Preferred Stock, Series A of the Company.

         Redemption of Partnership Interests: Subject to certain limitations described below, each limited partner other than the Company (other than holders of preferred units) has the right to require the redemption of such limited partner's units. This right may be exercised on at least 10 days notice at any time or from time to time, beginning on the date that is one year after the date on which such limited partner is admitted to the Operating Partnership (unless otherwise contractually agreed by the general partner).

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

         A limited partner cannot exercise its redemption right if delivery of shares of Common Stock would be prohibited under the articles of incorporation of the Company or if the general partner believes that there is a risk that delivery of shares of Common Stock would cause the general partner to no longer qualify as a REIT, would cause a violation of the applicable securities or certain antitrust laws, or would result in the Operating Partnership no longer being treated as a partnership for federal income tax purposes.

         Management: The Operating Partnership is organized as a California limited partnership. The Company, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership, except as provided in the Operating Partnership Agreement and by applicable law. The limited partners of the Operating Partnership have no authority to transact business for, or participate in the management activities or decisions of, the Operating Partnership except as provided in the Operating Partnership Agreement and as permitted by applicable law.

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

         Indemnification: The Operating Partnership Agreement provides that the Company and its officers and directors and the limited partners of the Operating Partnership will be indemnified and held harmless by the Operating Partnership for any act performed for, or on behalf of, the Operating Partnership, or in furtherance of the Operating Partnership's business unless it is established that (i) the act or omission of the indemnified person was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (ii) the indemnified person actually received an improper personal benefit in money, property or services; or (iii) in the case of any criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. The termination of any proceeding by judgment, order or settlement does not create a presumption that the indemnified person did not meet the requisite standards of conduct set forth above. The termination of any proceeding by conviction or upon a plea of nolo contendere or its equivalent, or an entry of an order of probation prior to judgment, creates a rebuttable presumption that the indemnified person did not meet the requisite standard of conduct set forth above. Any indemnification so made shall be made only out of the assets of the Operating Partnership.

         Duties and Conflicts: The Operating Agreement allows the Company to operate the Operating Partnership in a manner that will enable the Company to satisfy the requirements for being classified as a REIT. The Company intends to conduct all of its business activities, including all activities pertaining to the acquisition, management and operation of properties, through the Operating Partnership. However, the Company may own, directly or through subsidiaries, interests in Operating Partnership properties that do not exceed 1% of the economic interest of any property, and if appropriate for regulatory, tax or other purposes, the Company also may own, directly or through subsidiaries, interests in assets that the Operating Partnership otherwise could acquire, if the Company grants to the Operating Partnership the option to acquire the assets within a period not to exceed three years in exchange for the number of partnership units that would be issued if the Operating Partnership had acquired the assets at the time of acquisition by the Company.

         Term: The Operating Partnership will continue in full force and effect until December 31, 2096 or until sooner dissolved upon the withdrawal of the general partner (unless the limited partners elect to continue the Operating Partnership), or by the election of the general partner (with the consent of the holders of a majority of the partnerships interests if such vote is held before January 1, 2056), in connection with a merger or the sale or other disposition of all or substantially all of the assets of the Operating Partnership, or by judicial decree.

Cost Allocation and Administrative Services
-------------------------------------------

         Pursuant to a cost sharing and administrative services agreement, PSCC, Inc. ("PSCC") has been formed to serve as a cooperative cost allocation and administrative services clearing house that performs centralized administrative services for the Company, PSI and other property owners affiliated with PSI. These services include accounting and finance, employee relations, management information systems, legal, office services, marketing and administration. In addition, to take advantage of economies of scale, PSCC purchases supplies and services for the benefit of multiple property owners and allocates the costs of these supplies and services to the benefited property owners. As to the Company, this agreement is not terminable until January 2002. The Company has no intention to terminate this agreement. The Company, PSI and certain other property owners own the capital stock of PSCC. Since the Company owns less than 10% of the capital stock of PSCC, the Company does not control the operations and activities of PSCC. Under this agreement, PSCC allocates costs to the Company in accordance with a methodology that is intended to fairly allocate charges among participating entities.

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

Property Management
-------------------

         The Company continues to manage commercial properties owned by PSI and its affiliates, which are generally adjacent to mini-warehouses, for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. The property management contract with PSI is for a seven-year term with the term extended one year upon each anniversary date. The property management contracts with affiliates of PSI are cancelable by either party upon sixty days notice.

Management
----------

         Ronald L. Havner, Jr. (43), President, Chairman and Chief Executive Officer, heads the Company's senior management team. Mr. Havner has been President and Chief Executive Officer of the Company or AOPP since December 1996. He became Chairman of the Company in March 1998. He was Senior Vice President and Chief Financial Officer of PSI from 1992 until December 1996. The Company's executive management includes: Jack Corrigan (40), Vice President and Chief Financial Officer; Michael Lynch (48), Vice President-Acquisitions and Development; Jeffrey Reinstein (37), Vice President-Business Services; David Bischoff (49), Vice President (Eastern Division); Angelique Benschneider (38), Vice President (Midwest Division); Stephen King (44), Vice President (Southwest Division); and Eileen Newkirk (52), Vice President (Pacific Northwest Division).

REIT Structure
--------------

         If certain detailed conditions imposed by the Code and the related Treasury Regulations are met, an entity, such as the Company, that invests principally in real estate and that otherwise would be taxed as a corporation may elect to be treated as a REIT. The most important consequence to the Company of being treated as a REIT for federal income tax purposes is that this enables the Company to deduct dividend distributions to its shareholders, thus effectively eliminating the "double taxation" (at the corporate and shareholder levels) that typically results when a corporation earns income and distributes that income to shareholders in the form of dividends.

         The Company believes that it has operated, and intends to continue to operate, in such a manner as to qualify as a REIT under the Code, but no assurance can be given that it will at all times so qualify. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the taxable income that is distributed to its shareholders.

Growth Strategy
---------------

         The Company's primary objective is to maximize shareholder value by achieving long-term growth in net asset value per share. Key elements of the Company's growth strategy include:

         Increase Net Cash Flow of Existing Properties: The Company seeks to increase the net cash flow generated by its existing properties by (i) increasing average occupancy rates, (ii) achieving higher levels of realized monthly rents per occupied square foot, and (iii) reducing its operating cost structure by improving operating efficiencies and economies of scale. The
Company believes that its experienced property management personnel and comprehensive systems combined with increasing economies of scale will enhance the Company's ability to meet these goals. The Company also seeks to control capital expenditures associated with re-leasing space by focusing on properties with easily reconfigured space that appeal to a wide range of tenants. The Company attempts to limit tenant improvement expenditures to those that are appropriate for a high number of users. Field personnel are provided incentives to lease space to higher credit tenants and to maximize return on investments in each lease transaction. This return is measured by the internal rate of return on each lease transaction after deducting tenant improvements and lease commissions.

         Focus on Core Markets: The Company intends to continue investing in markets that have characteristics which enable them to be competitive economically in the short- and long-term. The Company seeks to acquire and develop properties in markets with above average population growth, education levels and personal income. As of December 31, 2000, 94% of the Company's square footage is located in these core markets. Based on information provided by National Decision Systems, these markets have experienced over twice the population growth of the United States average over the past decade. In addition, these markets, on average, have 35% more college graduates and 23% more household income than the United States average. The Company targets properties in those markets where it believes property supply may be limited, there is a high quality of life, and where properties are close to important services and universities and have easy access to major transportation arteries.

         Acquire Properties Owned or Operated by Others: The Company believes its knowledge of its core markets enhances its ability to identify attractive acquisition opportunities and capitalize on the overall fragmentation in the "flex" space industry. The Company maintains local market information on rates, occupancies and competition in each of its core markets. According to Torto Wheaton Research, there was approximately 900 million square feet of "flex" space facilities in the United States as of December 31, 2000. The Company believes that the ten largest operators manage less than 15% of this space. The Company expects that acquisitions from third parties will be its most significant source of growth during fiscal 2001, if attractive investment opportunities continue to be available.

         Attract a Diversified Tenant Base: The Company intends to limit its portfolio risk by continuing to attract a diversified tenant base, both in terms of size and industry focus. By focusing on properties with easily reconfigured space, the Company can offer facilities that appeal to a wide range of potential tenants, which aids in reducing the capital expenditures associated with re-leasing space. Such property flexibility also allows the Company to better serve existing tenants by accommodating their inevitable expansion and contraction needs. In addition, the Company believes that a diversified tenant base and property flexibility helps it maintain high occupancy rates during periods when market demand is weak.

         Develop New Tenant Services: During 2000, the Company formed a new division to focus on developing and providing enhanced business service programs for tenants to increase tenant retention and revenues. These programs enable tenant access to sophisticated technology and telecommunications services through partnerships with providers such as Winstar, Teligent, Qwest and Global Crossing. In addition, the Company created Tenant Advantage to allow its small- and medium-sized business customers to purchase products and services directly from national suppliers at discounts usually reserved for large companies. The Company intends to continue to identify creative ways to develop and offer new services and offerings for its tenants.

         Provide Superior Tenant Service: The Company seeks to provide a superior level of service to its tenants in order to achieve high occupancy and rental rates, as well as minimize customer turnover. The Company's property management offices are primarily located on-site, providing tenants with convenient access to management. On-site staff enables the Company's properties to be well maintained and to convey a sense of quality, order and security. The Company has significant experience in acquiring properties managed by others and thereafter improving tenant satisfaction, occupancy levels, renewal rates and rental income by implementing established tenant service programs.

         Develop Properties in Existing Markets: The Company's development strategy is to selectively construct new properties next to business parks in which it already owns properties. The properties are being developed using the expertise of local development companies. The Company plans to keep development activities below 5% of its portfolio.

Financing Strategy
------------------

         Retain Operating Cash Flow: The Company seeks to retain significant funds (after funding its distributions and capital improvements) for additional investments and debt reduction. During the year ended December 31, 2000, the Company distributed 36% of its funds from operations ("FFO") allocable to common stock and retained $51 million for principal payments on debt and reinvestment into real estate assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

         Revolving Line of Credit: The Company has an unsecured $100 million line of credit (the "Credit Facility") with Wells Fargo Bank, which the Company uses as a temporary source of acquisition financing. The Company seeks to ultimately finance all acquisitions with equity capital to eliminate refinancing and interest rate risk.

         Access to Acquisition Capital: The Company believes that its strong financial position will enable it to access capital to finance its growth. The Company targets a leverage ratio of 40% (defined as debt and preferred equity as a percentage of market capitalization). In addition, the Company targets a ratio of FFO to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unitholders. As of December 31, 2000 and for the year then ended, the leverage ratio was 22% and the FFO to combined fixed charges and preferred distributions ratio was 5.2 to 1.0. Subject to market conditions, the Company intends to add leverage to its capital structure primarily through sales of preferred stock, but may assume debt in connection with acquisitions.

Competition
-----------

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

         The Company believes it possesses several distinguishing characteristics that enable it to compete effectively in the flex, office and industrial space markets. The Company believes it possesses one of the most experienced property operations group in these real estate markets. The
Company's facilities are part of a comprehensive system encompassing standardized procedures and integrated reporting and information networks. The Company believes that the significant operating and financial experience of its executive officers and directors combined with the Company's capital structure, national investment scope, geographic diversity and economies of scale should enable the Company to compete effectively.

Investments in Real Estate Facilities
-------------------------------------

         As of December 31, 2000, the Company had a total of 140 real estate facilities (12.6 million square feet) compared to 125 real estate facilities (12.4 million square feet) at December 31, 1999. The net increase in the number of facilities was due to the acquisitions of facilities and the development of a property, partially offset by property dispositions.

Restrictions on Transactions with Affiliates
--------------------------------------------

         The Company's Bylaws provide that the Company may engage in purchase or sale transactions with affiliates only if a transaction with an affiliate is (i) approved by a majority of the Company's independent directors and (ii) fair to the Company based on an independent appraisal or fairness opinion.

Borrowings
----------

         In September 2000, the Company extended its Credit Facility with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 6, 2003. The expiration date may be extended by one year on each anniversary of the Credit Facility. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.75% to LIBOR plus 1.35% depending on the Company's credit rating and coverage ratios, as defined (currently LIBOR plus 1.00%). In addition, the Company is required to pay an annual commitment fee of 0.25% of the borrowing limit.

         Under covenants of the Credit Facility, the Company is required to (i) maintain a balance sheet leverage ratio (as defined) of less than 0.50 to 1.00,
(ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively, (iii) maintain a minimum total shareholders' equity (as defined) and (iv) limit distributions to 95% of funds from operations. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company's unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 2000.

         As of December 31, 2000, the Company had outstanding mortgage notes payable balances of approximately $31 million and no balance outstanding on the Credit Facility. See Notes 6 and 7 to the consolidated financial statements for a summary of the Company's borrowings at December 31, 2000.

         The Company has broad powers to borrow in furtherance of the Company's objectives. The Company has incurred in the past, and may incur in the future, both short-term and long-term indebtedness to increase its funds available for investment in real estate, capital expenditures and distributions.

Employees
---------

         As of December 31, 2000, the Company employed 100 individuals, primarily personnel engaged in property operations. The Company believes that its relationship with its employees is good and none of the employees are represented by a labor union.

Insurance
---------

         The Company believes that its properties are adequately insured. Facilities operated by the Company have historically been covered by comprehensive insurance, including fire, earthquake, liability and extended coverage from nationally recognized carriers.

ITEM 1A.   RISK FACTORS

         In addition to the other information in this Form 10-K, the following factors should be considered in evaluating our company and our business.

PSI has significant influence over us.
--------------------------------------

         PSI owns a substantial number of our shares: At March 15, 2001, PSI owned 24% of the outstanding shares of our common stock (42% upon conversion of its interest in our operating partnership). Consequently, PSI has the ability to significantly influence matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions. In addition, PSI's ownership may make it more difficult for another party to take over our company without PSI's approval.

         PSI has a voting agreement with another large shareholder: PSI and an institutional shareholder owning 27% of our common stock as of March 15, 2001 have both agreed to vote their shares to support specified nominees to our board of directors until the voting agreement expires, which is not before December 2001. This voting agreement may further increase PSI's influence over our company.

Provisions in our organizational documents may prevent changes in control.
--------------------------------------------------------------------------

         Our articles generally prohibit owning more than 7% of our shares: Our articles of incorporation restrict the number of shares that may be owned by any person (other than PSI and certain other specified shareholders), and the partnership agreement of our operating partnership contains an anti-takeover provision. No shareholder (other than PSI and certain other specified shareholders) may own more than 7% of the outstanding shares of our common stock, unless our board of directors waives this limitation. We imposed this limitation to avoid, to the extent possible, a concentration of ownership that might jeopardize our ability to qualify as a real estate investment trust, or REIT. This limitation, however, also makes a change of control much more difficult even if it may be favorable to our public shareholders. These provisions will prevent future takeover attempts not approved by PSI even if a majority of our public shareholders consider it to be in their best interests because they would receive a premium for their shares over the shares' then market value or for other reasons.

         Our board can set the terms of certain securities without shareholder approval: Our board of directors is authorized, without shareholder approval, to issue up to 50,000,000 shares of preferred stock and up to 100,000,000 shares of equity stock, in each case in one or more series. Our board has the right to set the terms of each of these series of stock. Consequently, the board could set the terms of a series of stock that could make it difficult (if not impossible) for another party to take over our company even if it might be favorable to our public shareholders. Our articles of incorporation also contain other provisions that could have the same effect. We can also cause our operating partnership to issue additional interests for cash or in exchange for property.

         The partnership agreement of our operating partnership restricts mergers: The partnership agreement of our operating partnership provides that generally we may not merge or engage in a similar transaction unless limited partners of our operating partnership are entitled to receive the same proportionate payments as our shareholders. In addition, we have agreed not to merge with another entity unless the merger would have been approved had the limited partners been able to vote together with our shareholders. These provisions may make it more difficult for us to merge with another entity.

Our operating partnership poses additional risks to us.
-------------------------------------------------------

         Limited partners of our operating partnership, including PSI, have the right to vote on certain changes to the partnership agreement. They may vote in a way that is contrary to the interests of our shareholders. Also, as general partner of our operating partnership, we are required to protect the interests of the limited partners of our operating partnership. The interests of the limited partners and of our shareholders may differ.

We cannot sell certain properties without PSI's approval.
---------------------------------------------------------

         Before 2007, we may not sell 13 specified properties without PSI's approval. Since PSI would be taxed on a sale of these properties, the interests of PSI and our shareholders may differ as to the best time to sell.

Certain institutional investors have special rights.
----------------------------------------------------

         Certain institutional investors have rights, such as the right to approve nominees to our board of directors, the right to purchase our securities in certain circumstances and the right to require registration of their shares, not available to our public shareholders.

We would incur adverse tax consequences if we fail to qualify as a REIT.
------------------------------------------------------------------------

         Our cash flow would be reduced if we fail to qualify as a REIT: While we believe that we have qualified since 1990 to be taxed as a REIT, and will continue to be qualified, we cannot be certain. To continue to qualify as a REIT, we need to satisfy certain requirements under the federal income tax laws relating to our income, assets, distributions to shareholders and shareholder base. In this regard, the share ownership limits in our articles of incorporation do not necessarily ensure that our shareholder base is sufficiently diverse for us to qualify as a REIT. For any year we fail to qualify as a REIT, we would be taxed at regular corporate tax rates on our taxable income unless certain relief provisions apply. Taxes would reduce our cash available for distributions to shareholders or for reinvestment, which could adversely affect us and our shareholders. Also we would not be allowed to elect REIT status for five years after we fail to qualify unless certain relief provisions apply.

         Our cash flow would be reduced if our predecessor failed to qualify as a REIT: For us to qualify to be taxed as a REIT, our predecessor, American Office Park Properties, also needed to qualify to be taxed as a REIT. We believe American Office Park Properties qualified as a REIT beginning in 1997 until its March 1998 merger with us. If it is determined that it did not qualify as a REIT, we could also lose our REIT qualification. Before 1997, our predecessor was a taxable corporation and, to qualify as a REIT, was required to distribute all of its profits before the end of 1996. While we believe American Office Park Properties qualified as a REIT since 1997, we did not obtain an opinion of an outside expert at the time of its merger with us.

         We may need to borrow funds to meet our REIT distribution requirements:
To qualify as a REIT, we must generally distribute to our shareholders 95% of our taxable income. Our income consists primarily of our share of our operating partnership's income. We intend to make sufficient distributions to qualify as a REIT and otherwise avoid corporate tax. However, differences in timing between income and expenses and the need to make nondeductible expenditures such as capital improvements and principal payments on debt could force us to borrow funds to make necessary shareholder distributions.

Since we buy and operate  real  estate,  we are  subject to general  real estate
--------------------------------------------------------------------------------
investment and operating risks.
-------------------------------

         Summary of real estate risks: We own and operate commercial properties and are subject to the risks of owning real estate generally and commercial properties in particular. These risks include:

     o the national, state and local economic climate and real estate conditions, such as oversupply of or reduced demand for space and changes in market rental rates;

     o how prospective tenants perceive the attractiveness, convenience and safety of our properties;

     o   our ability to provide adequate management,  maintenance and insurance;

     o   our ability to collect rent from tenants on a timely basis;

     o   the expense of periodically renovating, repairing and reletting spaces;

     o increasing operating costs, including real estate taxes and utilities, if these increased costs cannot be passed through to tenants; and

     o   changes in tax, real estate and zoning laws.

         Certain significant costs, such as mortgage payments, real estate taxes, insurance and maintenance costs, generally are not reduced even when a property's rental income is reduced. In addition, environmental and tax laws, interest rate levels, the availability of financing and other factors may affect real estate values and property income. Furthermore, the supply of commercial space fluctuates with market conditions.

         If our properties do not generate sufficient income to meet operating expenses, including any debt service, tenant improvements, leasing commissions and other capital expenditures, we may have to borrow additional amounts to cover fixed costs, and we may have to reduce our distributions to shareholders.

         We may encounter significant delays in reletting vacant space, resulting in losses of income: When leases expire, we will incur expenses and we may not be able to release the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. While we have estimated our cost of renewing leases that expire in 2001, our estimates could be wrong. If we are unable to release space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.

         Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty in collecting from tenants in default, particularly if they declare bankruptcies. This could reduce our cash flow and distributions to shareholders.

         We may be adversely affected by significant competition among commercial properties: Many other commercial properties compete with our properties for tenants and we expect that new properties will be built in our markets. Also, we compete with other buyers, many of whom are larger than us, in seeking to acquire commercial properties. Therefore, we may not be able to grow as rapidly as we would like.

         We may be adversely affected if losses on our properties are not covered by insurance: We carry insurance on our properties that we believe is comparable to the insurance carried by other operators for similar properties. However, we could suffer uninsured losses that adversely affect us or even result in loss of the property. We might still remain liable on any mortgage debt related to that property.

         The illiquidity of our real estate investments may prevent us from adjusting our portfolio to respond to market changes: There may be delays and difficulties in selling real estate. Therefore, we cannot easily change our portfolio when economic conditions change. Also, tax laws limit a REIT's ability to sell properties held for less than four years.

         We may be adversely affected by changes in laws: Increases in income and service taxes may reduce our cash flow and ability to make expected distributions to our shareholders. Our properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and safety codes. If we fail to comply with these requirements, governmental authorities could fine us or courts could award damages against us. We believe our properties comply with all significant legal requirements. However, these requirements could change in a way that would reduce our cash flow and ability to make distributions to shareholders.

         We may incur significant environmental remediation costs: Under various federal, state and local environmental laws an owner or operator of real estate interests may have to clean spills or other releases of hazardous or toxic substances on or from a property. Certain environmental laws impose liability whether or not the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. In some cases, liability may exceed the value of the property. The presence of toxic substances, or the failure to properly remedy any resulting contamination, may make it more difficult for the owner or operator to sell, lease or operate its property or to borrow money using its property as collateral. Future environmental laws may impose additional material liabilities on us.

         We acquired a property in Beaverton, Oregon in May 1998 known as Creekside Corporate Park. A portion of Creekside Corporate Park, as well as properties adjacent to Creekside Corporate Park, are currently the subject of an environmental remedial investigation/feasibility study, or RI/FS, that is being conducted by two current and past owner/operators of an industrial facility on adjacent property, pursuant to a consent order issued by the Oregon Department of Environmental Quality, or ODEQ. As part of that study, ODEQ ordered the owner/operators of the industrial facility to sample soil and groundwater on our property to determine the nature and extent of contamination resulting from past operations at the industrial facility. Because we are not a party to the consent order, we executed separate agreements with the two owner/operators to allow them access to portions of Creekside Corporate Park to conduct the required sampling and testing. The sampling and testing is ongoing; results to date indicate that the contamination from the industrial facility has migrated onto portions of Creekside Corporate Park owned by us.

         There is no evidence that our past or current use of the Creekside Corporate Park property contributed in any way to the contamination that is the subject of the current investigation. Nevertheless, upon completion of the RI/FS, it is likely that removal or remedial measures will be required to address contamination detected during the current investigation, including any contamination on or under the Creekside Corporate Park property. Because of the preliminary nature of the investigation, we cannot predict the outcome of the investigation, nor can we estimate the costs of any remediation or removal activities that may be required.

         One  of  the  two  owner/operators   that  are  conducting  the   RI/FS
pursuant to the consent order recently filed for Chapter 11 bankruptcy protection. It is not clear at this point what impact, if any, this filing will have on the completion of the RI/FS, or on any removal or remedial activities ordered by the ODEQ. It is possible that the ODEQ could require us to participate in completing the RI/FS and implementing removal or remedial actions that may be required on our property, or to pay a portion of the costs to do so. In the event we are ultimately deemed responsible for any costs relating to this matter, we believe that the party from whom the property was purchased will be responsible for any expenses or liabilities that we may incur as a result of this contamination. In addition, we believe that we may have recourse against other potentially responsible parties, including, but not limited to, one or both of the owner/operators of the adjacent industrial facility. However, if we are deemed responsible for any expenses related to removal or remedial actions on the property, and we are not successful in obtaining reimbursement from one or more third parties, our operations and financial condition could be harmed.

         We may be affected by the Americans with Disabilities Act: The Americans with Disabilities Act of 1990 requires that access and use by disabled persons of all public accommodations and commercial properties be facilitated. Existing commercial properties must be made accessible to disabled persons. While we have not estimated the cost of complying with this act, we do not believe the cost will be material.

Our ability to control our  properties  may be  adversely  affected by ownership
--------------------------------------------------------------------------------
through partnerships and joint ventures.
----------------------------------------

         We own most of our properties through our operating partnership. Our organizational documents do not limit our ability to invest funds with others in partnerships or joint ventures. This type of investment may present additional risks. For example, our partners may have interests that differ from ours or that conflict with ours, or our partners may become bankrupt.

We can change our  business  policies  and  increase  our level of debt  without
--------------------------------------------------------------------------------
shareholder approval.
---------------------

         Our board of directors establishes our investment, financing, distribution and our other business policies and may change these policies without shareholder approval. Our organizational documents do not limit our level of debt. A change in our policies or an increase in our level of debt could adversely affect our operations or the price of our common stock.

We can issue additional securities without shareholder approval.
----------------------------------------------------------------

         We can issue preferred and common stock without shareholder approval. Holders of preferred stock have priority over holders of common stock, and the issuance of additional shares of common stock reduces the interest of existing holders in our company.

Increases in interest rates may adversely  affect the market price of our common
--------------------------------------------------------------------------------
stock.
------

         One of the factors that influences the market price of our common stock is the annual rate of distributions that we pay on our common stock, as compared with interest rates. An increase in interest rates may lead purchasers of REIT shares to demand higher annual distribution rates, which could adversely affect the market price of our common stock.

Shares that become  available  for future sale may  adversely  affect the market
--------------------------------------------------------------------------------
price of our common stock.
--------------------------

         Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. Certain of our shareholders hold significant numbers of shares of our common stock and, subject to compliance with applicable securities laws, could sell their shares.

We depend on key personnel.
---------------------------

         We depend on our executive officers, including Ronald L. Havner, Jr., our chief executive officer and president. The loss of Mr. Havner could adversely affect our operations. We maintain no key person insurance on him.

ITEM 2.    PROPERTIES

         As of December 31, 2000, the Company owned approximately 9.9 million square feet of "flex" space, 1.3 million square feet of suburban office and 1.4 million square feet of industrial space concentrated primarily in seven major markets including Southern and Northern California, Southern and Northern Texas, Virginia, Maryland and Oregon. The weighted average occupancy rate for the year ending December 31, 2000 was 96.7% and the average rental rate per square foot was $11.94.

         The following table contains information about properties owned by the Company and the Operating Partnership as of December 31, 2000:

                                                             Rentable Square Footage
                            Number of    ---------------------------------------------------------------------     Weighted
          City              Properties         Flex            Office          Industrial          Total           Occupancy
-------------------------- ------------- ----------------- ---------------- ----------------- ---------------- -----------------
Arizona
Mesa..................          1              78,038                 -                -            78,038              98.2%
Phoenix...............          1             199,581                 -                -           199,581              93.6%
Tempe.................          3             291,264                 -                -           291,264              93.6%
                           ------------- ----------------- ---------------- ----------------- ---------------- -----------------
                                5             568,883                 -                -           568,883              94.2%
                           ------------- ----------------- ---------------- ----------------- ---------------- -----------------

Northern California
Hayward...............          1                   -                 -          406,712           406,712              99.8%
Monterey..............          1                   -            12,003                -            12,003              99.4%
Sacramento............          6             366,203                 -                -           366,203              87.4%
San Jose..............          2             387,631                 -                -           387,631              99.7%
San Ramon.............          1                   -            52,149                -            52,149              98.7%
Santa Clara...........          1             178,132                 -                -           178,132             100.0%
So. San Francisco.....          2              93,775                 -                -            93,775              98.5%
                           ------------- ----------------- ---------------- ----------------- ---------------- -----------------
                                14          1,025,741            64,152          406,712         1,496,605              96.6%
                           ------------- ----------------- ---------------- ----------------- ---------------- -----------------

Southern California
Buena Park............          1                   -                 -          317,312           317,312              98.6%
Carson................          1              77,255                 -                -            77,255              96.4%
Cerritos..............          2                   -            31,270          394,610           425,880              97.5%
City of Industry......          14                  -                 -          293,961           293,961             100.0%
Culver City...........          1             146,402                 -                -           146,402              99.4%
Irvine................          1                   -           160,499                -           160,499              93.9%
Laguna Hills..........          2             613,947                 -                -           613,947              97.3%
Lake Forest...........          1             296,597                 -                -           296,597              98.0%
Lakewood..............          1                   -            56,902                -            56,902              86.9%
Monterey Park.........          1             199,056                 -                -           199,056              95.8%
San Diego.............          7             377,865           234,437                -           612,302              98.7%
Signal Hill...........          2             178,146                 -                -           178,146              95.4%
Studio City...........          1              22,092                 -                -            22,092             100.0%
Torrance..............          1             147,220                 -                -           147,220              97.3%
                           ------------- ----------------- ---------------- ----------------- ---------------- -----------------
                                36          2,058,580           483,108        1,005,883         3,547,571              97.5%
                           ------------- ----------------- ---------------- ----------------- ---------------- -----------------

Kansas
Overland Park.........          1              61,836                 -                -            61,836              95.6%
                           ------------- ----------------- ---------------- ----------------- ---------------- -----------------
                                1              61,836                 -                -            61,836              95.6%
                           ------------- ----------------- ---------------- ----------------- ---------------- -----------------


                                                                Rentable Square Footage
                            Number of    ---------------------------------------------------------------------    Weighted
          City              Properties         Flex            Office          Industrial          Total          Occupancy
-------------------------- ------------- ----------------- ---------------- ----------------- ---------------- -----------------
Maryland
Beltsville............          1             307,791                 -                -           307,791             100.0%
Gaithersburg..........          1                   -            28,994                -            28,994              99.3%
Landover (2)..........          2             379,471                 -                -           379,471              99.2%
Largo.................          1             149,918                 -                -           149,918              99.6%
                           ------------- ----------------- ---------------- ----------------- ---------------- -----------------
                                5             837,180            28,994                -           866,174              99.6%
                           ------------- ----------------- ---------------- ----------------- ---------------- -----------------

Oregon
Beaverton.............          16            902,373           186,770                -         1,089,143              97.9%
Milwaukee.............          1             101,578                 -                -           101,578              93.6%
                           ------------- ----------------- ---------------- ----------------- ---------------- -----------------
                                17          1,003,951           186,770                -         1,190,721              97.5%
                           ------------- ----------------- ---------------- ----------------- ---------------- -----------------

Tennessee
Nashville.............          2             138,004                 -                -           138,004              94.1%
                           ------------- ----------------- ---------------- ----------------- ---------------- -----------------
                                2             138,004                 -                -           138,004              94.1%
                           ------------- ----------------- ---------------- ----------------- ---------------- -----------------

Texas
Austin................          15            832,548                 -                -           832,548              93.8%
Dallas................          2             236,997                 -                -           236,997              98.2%
Garland...............          1              36,458                 -                -            36,458              91.3%
Houston...............          2             176,977           131,214                -           308,191              84.5%
Las Colinas (1).......          12            843,112                 -                -           843,112              98.6%
Mesquite..............          1              56,541                 -                -            56,541              97.2%
Missouri City.........          1              66,000                 -                -            66,000              97.6%
Plano.................          1             184,809                 -                -           184,809             100.0%
Richardson............          1             116,800                 -                -           116,800              95.5%
San Antonio...........          2                   -           199,269                -           199,269              81.3%
                           ------------- ----------------- ---------------- ----------------- ---------------- -----------------
                                38          2,550,242           330,483                -         2,880,725              94.5%
                           ------------- ----------------- ---------------- ----------------- ---------------- -----------------

Virginia
Alexandria............          3             154,782            53,737                -           208,519              97.9%
Chantilly (2).........          5             315,080            38,502                -           353,582              94.9%
Herndon (2)...........          2             193,623            50,750                -           244,373              99.5%
Lorton................          1             246,520                 -                -           246,520              99.0%
Springfield...........          5             269,368            90,374                -           359,742              96.7%
Sterling (2)..........          4             295,625                 -                -           295,625              99.5%
Woodbridge............          1             113,629                 -                -           113,629              94.4%
                           ------------- ----------------- ---------------- ----------------- ---------------- -----------------
                                21          1,588,627           233,363                -         1,821,990              97.6%
                           ------------- ----------------- ---------------- ----------------- ---------------- -----------------

Washington
Renton................          1              27,912                 -                -            27,912              99.7%
                           ------------- ----------------- ---------------- ----------------- ---------------- -----------------
                                1              27,912                 -                -            27,912              99.7%
                           ------------- ----------------- ---------------- ----------------- ---------------- -----------------

Totals - 9 states.....          140         9,860,956         1,326,870        1,412,595        12,600,421              96.7%
                           ============= ================= ================ ================= ================ =================


(1) The Company owns one property that is subject to a ground lease in Las Colinas, Texas.

(2) Eight commercial properties serve as collateral to mortgage notes payable. See detailed listing in Schedule III.

         Each of these properties will continue to be used for its current purpose. Competition exists in the market areas in which these properties are located. Barriers to entry are relatively low for competitors with the necessary capital and the Company will be competing for properties and tenants with entities that have greater financial resources than the Company. The Company believes that while the current overall demand for commercial space has softened in 2001, the overall demand is healthy.

         The Company has risks that tenants will default on leases and declare bankruptcy. Management believes these risks are mitigated through its geographic diversity and its diverse tenant base. As of December 31, 2000, tenants occupying less than approximately 45,000 square feet of commercial space had declared bankruptcy. However, as of December 31, 2000, all of the bankrupt tenants were current on their monthly rental payments.

         As of and for the year ended December 31, 2000, none of the Company's properties had a book value of more than 10% of the Company's total assets or accounted for more than 10% of its aggregate gross revenues.

         The following tables set forth the lease expirations for the properties owned as of December 31, 2000 in addition to bifurcating the lease expirations on properties serving primarily small businesses and those properties serving primarily large businesses:

                                          Lease Expirations (Entire Portfolio) as of December 31, 2000
                                          ------------------------------------------------------------
                                                                                               Percentage of Total
                                                                                                Annual Base Rents
                                  Rentable Square Footage      Annual Base Rents Under      Represented by Expiring
   Year of Lease Expiration     Subject to Expiring Leases         Expiring Leases                  Leases
----------------------------------------------------------------------------------------------------------------------
             2001                                 2,701,000                  $27,653,000             19.9%
             2002                                 2,952,000                   28,995,000             20.8%
             2003                                 2,063,000                   25,490,000             18.3%
             2004                                 1,320,000                   14,514,000             10.4%
             2005                                 1,418,000                   19,700,000             14.2%
          Thereafter                              1,578,000                   22,719,000             16.3%
----------------------------------------------------------------------------------------------------------------------
            Total                                12,032,000                 $139,071,000            100.0%
======================================================================================================================

                                       Lease Expirations (Small Tenant Portfolio) as of December 31, 2000
                                       ------------------------------------------------------------------

The Company's small tenant portfolio consists of properties with average leases less than 5,000 square feet.

                                                                                               Percentage of Total
                                                                                                Annual Base Rents
                                  Rentable Square Footage      Annual Base Rents Under      Represented by Expiring
   Year of Lease Expiration     Subject to Expiring Leases         Expiring Leases                  Leases
----------------------------------------------------------------------------------------------------------------------
             2001                                 1,440,000                  $15,493,000             31.2%
             2002                                 1,566,000                   14,600,000             29.4%
             2003                                   762,000                    9,038,000             18.2%
             2004                                   380,000                    4,321,000              8.7%
             2005                                   395,000                    4,321,000              8.7%
          Thereafter                                296,000                    1,886,000              3.8%
----------------------------------------------------------------------------------------------------------------------
            Total                                 4,839,000                  $49,659,000            100.0%
======================================================================================================================

                                       Lease Expirations (Large Tenant Portfolio) as of December 31, 2000
                                       ------------------------------------------------------------------

 The Company's large tenant portfolio consists of properties with average leases greater than or equal to 5,000 square feet.

                                                                                               Percentage of Total
                                                                                                Annual Base Rents
                                  Rentable Square Footage      Annual Base Rents Under      Represented by Expiring
   Year of Lease Expiration     Subject to Expiring Leases         Expiring Leases                  Leases
----------------------------------------------------------------------------------------------------------------------
             2001                                 1,261,000                  $12,160,000             13.6%
             2002                                 1,386,000                   14,395,000             16.1%
             2003                                 1,301,000                   16,452,000             18.4%
             2004                                   940,000                   10,193,000             11.4%
             2005                                 1,023,000                   15,379,000             17.2%
          Thereafter                              1,282,000                   20,833,000             23.3%
----------------------------------------------------------------------------------------------------------------------
            Total                                 7,193,000                  $89,412,000            100.0%
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

         Substantially all of the Company's properties have been subjected to Phase I environmental reviews. Such reviews have not revealed, nor is management aware of, any probable or reasonably possible environmental costs that management believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any potentially material environmental liability, except as discussed below.

         The Company acquired a property in Beaverton, Oregon ("Creekside Corporate Park") in May 1998. A portion of Creekside Corporate Park, as well as properties adjacent to Creekside Corporate Park, are currently the subject of an environmental remedial investigation/feasibility study ("RI/FS") that is being conducted by two current and past owner/operators of an industrial facility on adjacent property, pursuant to an order issued by the Oregon Department of Environmental Quality ("ODEQ"). As part of that study, ODEQ ordered the owner/operators of the industrial facility to sample soil and groundwater on the Company's property to determine the nature and extent of contamination resulting from past operations at the industrial facility. The Company, which is not a party to the Order on Consent, executed separate Access Agreements with the two owner/operators to allow access to portions of Creekside Corporate Park to conduct the required sampling and testing. The sampling and testing is ongoing; results to date indicate that the contamination from the industrial facility has migrated onto portions of Creekside Corporate Park owned by the Company.

         There is no evidence that the Company's past or current use of the Creekside Corporate Park property contributed in any way to the contamination that is the subject of the current investigation. Nevertheless, upon completion of the RI/FS, it is likely that removal or remedial measures will be required to address contamination detected during the current investigation, including any contamination on or under the Creekside Corporate Park property. Because of the preliminary nature of the investigation, the Company cannot predict the outcome of the investigation, nor can it estimate the costs of any remediation or removal activities that may be required.

         One of the two owner/operators that are conducting the RI/FS pursuant to the Order on Consent recently filed for Chapter 11 bankruptcy protection. It is not clear at this point what impact, if any, this filing will have on the completion of the RI/FS, or on any removal or remedial activities ordered by the ODEQ. It is possible that the ODEQ could require the Company to participate in completing the RI/FS and implementing removal or remedial actions that may be required on the Company's property, or to pay a portion of the costs to do so. In the event the Company is ultimately deemed responsible for any costs relating to this matter, the Company believes that the party from whom the property was purchased will be responsible for any expenses or liabilities that the Company may incur as a result of this contamination. In addition, the Company believes it may have recourse against other potentially responsible parties, including, but not limited to, one or both of the owner/operators of the adjacent industrial facility.

         Although the other environmental investigations conducted to date have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, and the Company is not aware of any such liability, it is possible that these investigations did not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. No assurances can be given that (i) future laws, ordinances, or regulations will not impose any material environmental liability, or (ii) the current environmental condition of the Company's properties has not been, or will not be, affected by tenants and occupants of the Company's properties, by the condition of properties in the vicinity of the Company's properties, or by third parties unrelated to the Company.

         Properties under Development: The Company plans to develop office and "flex" properties that are located within or adjacent to properties already owned by the Company. The properties will be developed using the expertise of local development companies. The development program is designed to enhance the Company's existing portfolio.

         The following table sets forth certain information regarding the Company's properties under development as of December 31, 2000:

                                             Rentable Square
Property Name             Location           Feet               Amount Invested
------------------------- ----------------- ------------------ -----------------
Lafayette                 Chantilly, VA           141,000        $ 7,087,000
Royal Tech 17             Las Colinas, TX         100,000          7,592,000
Greystone II and III      Beaverton, OR            94,000          4,788,000
                                            ------------------ -----------------
                                                  335,000        $19,467,000
                                            ================== =================

         In October 2000, the Company completed the shell on two flex space developments, including a 141,000 square foot development (Lafayette) in the Chantilly submarket of Northern Virginia and a 100,000 square foot development (Royal Tech 17) in the Las Colinas submarket of Dallas, Texas. These developements are expected to cost approximately $24 million. There was no pre-leasing on either development. As of March 15, 2001, the Chantilly facility was 50% leased.

         The Greystone projects are located within the Company's Woodside Corporate Park, where it has 500,000 square feet of existing flex/office space with three story office buildings with glass exterior walls on four sides. The Company currently has approximately 1.1 million square feet of rentable space in Beaverton, Oregon. The Greystone II and III projects are expected to be shell complete in July 2001 at a cost of approximately $14 million. As of March 15, 2001, the Greystone II and III projects were 25% leased.

ITEM 3.    LEGAL PROCEEDINGS

         On November 3, 1999, the Company filed an action entitled PS Business Parks, Inc. v. Larry Howard, et al. (Case No. BC219580) in the Los Angeles Superior Court seeking damages in excess of $1 million, as well as equitable relief. The complaint alleges that Mr. Howard and entities controlled by him engaged in unfair trade practices, including (1) negotiating kickbacks, secret rebates and/or unearned discounts from third party suppliers for "providing" Company business to those suppliers and (2) disrupting the Company's relationship with various suppliers. Mr. Howard is not an officer, employee or authorized agent of the Company. On November 13, 2000, the Court entered a summary judgment against the Company. The Company is appealing the Court's decision.

         On or about February 14, 2000, Mr. Howard and entities controlled by him filed a cross-complaint against the Company, Public Storage, Inc., and several other cross-defendants alleging, among other things, (1) interference with Mr. Howard's contractual relations with various third party suppliers, (2) violation of Title VII of the Civil Rights Act and (3) abuse of process. None of the cross-complainants assigned any dollar amount in the cross-complaint to the claims. All of the claims in this cross-complaint against the Company have been dismissed with the exception of one claim for interference. The Company intends to vigorously contest this remaining claim in the cross-complaint.

         On November 27, 2000, Mary Jayne Howard, a former officer of the Company, filed a demand for arbitration with the American Arbitration Association alleging claims against the Company for breach of contract, gender discrimination, marital discrimination, and wrongful termination based on public policy. The demand seeks damages of approximately $2 million. The Company plans to vigorously contest these claims.

         On November 27, 2000, the Company filed an action in the Los Angeles Superior Court seeking damages in excess of $1 million, as well as equitable relief, against Mr. Howard, entities controlled by him, and Mrs. Howard alleging claims for breach of fiduciary duty, fraud, constructive fraud, aiding and abetting, intentional interference with prospective economic advantage and unfair competition, among other things.

         Mary Jayne Howard, former executive vice president of the Company, is married to Mr. Howard. On March 7, 2000, Ms. Howard ceased employment with the Company. Ronald L. Havner, Jr., Chief Executive Officer of the Company, assumed Ms. Howard's operational responsibilities.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2000.

ITEM 4A.   EXECUTIVE OFFICERS

         The following is a biographical summary of the executive officers of the Company:

         Ronald L. Havner, Jr., age 43, has been Chairman, President and Chief Executive Officer of the Company since March 1998. From December 1996 until March 1998, Mr. Havner was Chairman, President and Chief Executive Officer of AOPP. He was Senior Vice President and Chief Financial Officer of PSI, an affiliated REIT, and Vice President of the Company and certain other REITs affiliated with PSI, until December 1996. Mr. Havner became an officer of PSI in 1986, prior to which he was in the audit practice of Arthur Andersen & Company. He is a member of the American Institute of Certified Public Accountants (AICPA), the National Association of Real Estate Investments Trusts (NAREIT) and the Urban Land Institute (ULI) and a Director of Business Machine Security, Inc., Mobile Storage Group, Inc. and Burnham Pacific Properties, Inc.

         Jack E. Corrigan, age 40, a certified public accountant, has been Vice President, Chief Financial Officer and Secretary of the Company since June 1998. From February 1991 until June 1998, Mr. Corrigan was a partner of LaRue, Corrigan & McCormick with responsibility for the audit and accounting practice. He was Vice President and Controller of PSI (formerly Storage Equities, Inc.) from 1989 until February 1991.

         J. Michael Lynch, age 48, has been Vice President-Director of Acquisitions and Development of the Company since June 1998. Mr. Lynch was Vice President of Acquisitions and Development of Nottingham Properties, Inc. from 1995 until May 1998. He has 17 years of real estate experience, primarily in acquisitions and development. From 1988 until 1995, Mr. Lynch was a development project manager for The Parkway Companies. From 1983 until 1988, he was an Assistant Vice President, Real Estate Investment Department of First Wachovia Corporation.

         Jeffrey H. Reinsten, age 37, has been Vice President-Business Services of the Company since May 2000. From March 1997 until April 2000, Mr. Reinstein was the President and Chief Operating Officer of Barrister Executive Suites and was responsible for overseeing and managing all activities for the company including operations, business development, marketing, human resources, finance and accounting. From May 1987 to October 1996, Mr. Reinstein held various positions for Weyerhaeuser Financial Investments, Inc. where he was involved in developing, managing, leasing, financing and disposing of all types of real estate assets. The latest position held at Weyerhaeuser Financial Investments by Mr. Reinstein was Vice President, Asset Management and Property Management. From 1985 to 1987, Mr. Reinstein was a business analyst for Great Western Bank.

         David C. Bischoff, age 49, has been Vice President of the Company since August 1999 with responsibility for property operations for the Eastern Division. He became an executive officer of the Company in March 2001. From June 1996 to July 1999, Mr. Bischoff was Managing Director in the Client Advisory Group with CB Richard Ellis (CBRE) with responsibility for overseeing, directing and managing all the various business services (property management, leasing, appraisal, acquisition and disposition) provided by CBRE to several large institutional clients. From September 1984 to May 1996, Mr. Bischoff held a variety of positions with ABKB Realty Advisors (acquired by LaSalle Advisors) responsible for several pension fund clients, with responsibilities including raising and investing capital, selecting, directing and managing the personnel and business services provided by third party firms, and financing and ultimate disposition of client assets.

         Eileen Newkirk, age 52, has been a Vice President of the Company since March 2000 with responsibility for property operations for the Pacific Northwest Division. She became an executive officer of the Company in March 2001. From August 1998 to March 2000, Ms. Newkirk was a Regional Manager of the Company with responsibility for the leasing and management of over 1.2 million square feet of business park and Class A office space in Oregon and Washington. From 1997 to 1998, Ms. Newkirk held the position of United States Facilities Manager for N-Cube, a high tech company based in Foster City, California. From 1994 to 1997, she was a Property Manager for AOPP. Prior to joining AOPP, Ms. Newkirk held a variety of development and operations management positions, including the management of a Class A central business district high-rise owned by Morgan Stanley Bank and Mitsubishi Estates New York. Ms. Newkirk's development experience includes over $20 million of construction for institutional owners. Ms. Newkirk maintains an Oregon real estate license and is a candidate for the IREM Certified Property Manager designation as well as the Building Owners and Managers (BOMA) Real Property Administration designation.

         Stephen S. King, age 44, joined the Company as Vice President in April 2000 with responsibility for property operations for the Southwest Division. He became an executive officer of the Company in March 2001. From 1998 to April 2000, Mr. King was Vice President of Asset Management for The RREEF Funds with responsibility for over 10 million square feet of industrial property owned in a joint venture with the California Public Employees Retirement System (CalPERS). From 1989 through 1998, Mr. King was Assistant Vice President, Western Division for USAA Real Estate Company. He has over twenty years of development, construction, property management and leasing experience. Mr. King is a licensed California real estate broker and a member of the Institute for Real Estate Management (IREM) and the National Association of Industrial and Office Properties (NAIOP).

         Angelique A. Benschneider, age 38, joined the Company as Vice President in November 2000 with responsibility for property operations for the Midwest Division. She became an executive officer of the Company in March 2001. From 1999 to November 2000, Mrs. Benschneider was a Senior Asset Manager for Amerishop Real Estate Services, where she was responsible for retail portfolio performance for the Company on the East Coast. From 1996 to 1999, Mrs. Benschneider was a General Manager for GIC Real Estate, Inc. and was responsible for the management and leasing of Thanksgiving Tower, a 1,500,000 square foot high rise office tower. Mrs. Benschneider has institutional experience working with New York Life Insurance Company and extensive experience in regional malls, working on the redevelopment of the 2,900,000 square foot King of Prussia Mall in Philadelphia, Pennsylvania. Mrs. Benschneider is a Certified Property Manager
(CPM), a Real Property Administrator (RPA), a licensed Texas Real Estate Broker and a Certified Commercial Investment Member (CCIM). She is active in the North Texas Commercial Association of Realtors (NTCAR), International Counsel of Shopping Centers (ICSC), and Commercial Real Estate Women (CREW).

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a.   Market Price of the Registrant's Common Equity:

         The Common Stock of the Company trades on the American Stock Exchange under the symbol PSB. The following table sets forth the high and low sales prices of the Common Stock on the American Stock Exchange for the applicable periods:

                                                            Range
                                            ------------------------------------
       Year                Quarter                High                 Low
-------------------    -----------------    -----------------    ---------------

      2000                  1st                $22.88               $19.88
                            2nd                $25.13               $20.25
                            3rd                $28.13               $23.88
                            4th                $28.79               $25.75

      1999                  1st                $23.75               $21.38
                            2nd                $26.38               $21.63
                            3rd                $26.00               $21.88
                            4th                $24.13               $20.25

         As of March 13, 2001, there were approximately 733 holders of record of the Common Stock.

b.   Dividends

         Holders of Common Stock are entitled to receive distributions when and if declared by the Company's Board of Directors out of any funds legally available for that purpose. The Company is required to distribute at least 95% of its net taxable ordinary income prior to the filing of the Company's tax return and 85%, subject to certain adjustments, during the calendar year, to maintain its REIT status for federal income tax purposes. It is management's intention to pay distributions of not less than these required amounts.

         Distributions paid per share of Common Stock for 2000 and 1999 amounted to $1.00 per year.

         Since the second quarter of 1998 and through the fourth quarter of 2000, the Company had declared regular quarterly dividends of $0.25 per common share. In March 2001, the Board of Directors increased the quarterly dividends from $0.25 to $0.29 per common share. The Board of Directors has established a distribution policy to maximize the retention of operating cash flow and only distribute the minimum amount required for the Company to maintain its tax status as a REIT. Pursuant to restrictions on the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

ITEM 6.    SELECTED FINANCIAL DATA (1)

                                                                                                       For the Periods (2)
                                                                                      ----------------------------------------------
                                                                                       April 1, 1997    January 1,    For the Year
                                                                                         through      1997 through       Ended
                                                   For the Years Ended December 31,    December 31,     March 31,      December 31,
                                               -------------------------------------- --------------- -------------- ---------------
                                                   2000         1999         1998          1997           1997             1996
                                               ------------ ------------- ----------- --------------- -------------- ---------------
Revenues:                                                                   (In thousands, except per share data)
  Rental income...........................      $  144,171    $ 125,327    $  88,320    $   24,364     $   5,805       $      -
  Facility management fees................             581          471          529           709           247          2,133
  Business services.......................             505           -            -             -             -              -
  Interest income.........................           4,076        2,356        1,411           424            29             43
  Dividend income.........................           1,301          459            -             -             -              -
                                               ------------ ------------- ----------- --------------- -------------- ---------------
                                                   150,634      128,613       90,260        25,497         6,081          2,176
                                               ------------ ------------- ----------- --------------- -------------- ---------------
Expenses:
  Cost of operations......................          39,290       34,891       26,073         9,837         2,493              -
  Cost of facility management.............             111           94           77           129            60            514
  Cost of business services...............             344            -            -             -             -              -
  Depreciation and amortization...........          35,637       29,762       18,908         4,375           820              -
  General and administrative..............           3,954        3,153        2,233         1,248           213          1,143
  Interest expense........................           1,481        3,153        2,361             1             -              -
                                               ------------ ------------- ----------- --------------- -------------- ---------------
                                                    80,817       71,053       49,652        15,590         3,586          1,657
                                               ------------ ------------- ----------- --------------- -------------- ---------------
Income before disposition  of real estate,
minority  interest,  income   taxes   and
extraordinary item........................          69,817       57,560       40,608         9,907         2,495            519
  Gain  on   investment in  Pacific   Gulf
  Properties..............................           7,849            -            -             -             -              -
  Gain on disposition of properties.......             256            -            -             -             -              -
                                               ------------ ------------- ----------- --------------- -------------- ---------------
Income  before  minority  interest, income
taxes and extraordinary item..............          77,922       57,560       40,608         9,907         2,495            519
  Minority interest in income -  preferred
  units...................................         (12,185)      (4,156)           -             -             -              -
  Minority  interest  in  income  - common
  units...................................         (14,556)     (11,954)     (11,208)       (6,753)       (1,813)             -
                                               ------------ ------------- ----------- --------------- -------------- ---------------
Income    before    income    taxes    and
extraordinary item........................          51,181       41,450       29,400         3,154           682            519
  Income tax expense (3)..................               -            -            -             -             -           (216)
                                               ------------ ------------- ----------- --------------- -------------- ---------------
Income before extraordinary item..........          51,181       41,450       29,400         3,154           682            303
  Extraordinary  item,   net  of  minority
  interest................................               -         (195)           -             -             -              -
                                               ------------ ------------- ----------- --------------- -------------- ---------------
Net income................................      $   51,181    $  41,255    $  29,400    $    3,154     $     682       $    303
                                               ============ ============= =========== =============== ============== ===============
Net income allocation:
  Allocable to preferred shareholders.....      $    5,088    $   3,406    $       -    $        -     $       -       $      -
  Allocable to common shareholders........          46,093       37,849       29,400         3,154            682           303
                                               ------------ ------------- ----------- --------------- -------------- ---------------
                                                $   51,181    $  41,255    $  29,400    $    3,154     $      682      $    303
                                               ============ ============= =========== =============== ============== ===============
------------------------------------------------------------------------------------------------------------------------------------
Per Common Share:
Distribution (4)..........................      $      1.00   $    1.00    $    1.10    $     0.68     $     0.00      $   0.43
Net income - Basic........................      $      1.98   $    1.60    $    1.52    $     0.92     $     0.31      $   0.32
Net income - Diluted......................      $      1.97   $    1.60    $    1.51    $     0.92     $     0.31      $   0.32
Weighted average common shares-Basic......           23,284      23,641       19,361         3,414          2,193           947
Weighted average common shares-Diluted....           23,365      23,709       19,429         3,426          2,193           947
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Total assets..............................      $   930,756   $ 903,741    $ 709,414    $  323,454     $  136,922      $  1,941
Total debt................................           30,971      37,066       50,541         3,500              -             -
Minority interest - preferred units.......          144,750     132,750            -             -              -             -
Minority interest -  common units.........          161,728     157,199      153,015       168,665         97,180             -
Preferred stock...........................           55,000      55,000            -             -              -             -
Common shareholders' equity...............      $   509,343   $ 500,531    $ 489,905    $  142,958     $   36,670      $  1,734
------------------------------------------------------------------------------------------------------------------------------------
Other Data:
Net cash provided by operating activities.      $   111,197   $  88,440    $  60,228    $   13,597     $    5,840      $    413
Net cash used in investing activities.....          (77,468)   (131,318)    (308,646)      (47,105)          (582)            -
Net cash  provided by (used  in) financing          (58,654)    111,030      250,602        31,443           (228)         (378)
     activities...........................
Funds from operations (5).................      $    85,977   $  76,353    $  57,430    $   14,282     $    3,315      $    303
Square footage owned at end of period.....           12,600      12,359       10,930         6,009          3,014             -
------------------------------------------------------------------------------------------------------------------------------------

(1) The selected financial data for periods prior to March 17, 1998 refers to AOPP.
(2) Prior to March 31, 1997, control of AOPP was held by entities other than PSI. As a result of PSI acquiring a majority of the voting common stock and control of AOPP on March 31, 1997, the 1997 consolidated financial statements are presented separately for the period prior to March 31, 1997 (January 1, 1997 through March 31, 1997) and the period subsequent to March 31, 1997 (April 1, 1997 through December 31, 1997) when control was held by PSI.
(3) During 1997, the Company qualified and intends to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders.
(4) In March 2001, the Board of Directors increased the annual distributions to $1.16 per common share.
(5) Funds from operations ("FFO") is defined as net income, computed in accordance with generally accepted accounting principles ("GAAP") before depreciation, amortization, minority interest in income, straight line rent adjustments and extraordinary or non-recurring items. FFO does not represent net income or cash flows from operations as defined by GAAP. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for cash flow or net income as a measure of liquidity or operating performance or ability to make acquisitions and capital improvements or ability to pay distributions or debt principal payments. Also, FFO a s computed and disclosed by the Company many not be comparable to FFO computed and disclosed by other REITs.

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

         Forward-Looking Statements: Forward-looking statements are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Item 1A. Risk Factors." In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

         Overview: During 2000 and 1999, the Company focused on increasing cash flow from its existing core portfolio of properties, expanding its presence in existing markets through strategic acquisition and developments and strengthening its balance sheet primarily through the issuance of preferred stock/units. The Company has maintained low debt and overall leverage levels including preferred stock/units to facilitate future growth.

         During 2000, the Company added approximately 0.8 million square feet to its portfolio at an aggregate cost of approximately $82 million. These acquisitions increased the Company's presence in its existing markets, which the Company believes have the characteristics necessary for long-term growth. The Company acquired 454,000 square feet in Southern California for $40 million, 178,000 square feet in Northern California for $23 million, 210,000 square feet in Northern Virginia for approximately $19 million. In addition, the Company completed development on a property totaling 22,000 square feet in Oregon for approximately $3 million. The Company also sold five properties aggregating 627,000 square feet for approximately $23.8 million in non-core markets.

         During 1999, the Company added approximately 1.3 million square feet to its portfolio at an aggregate cost of approximately $103 million. These acquisitions increased the Company's presence in its existing markets. The Company acquired 483,000 square feet in Texas for approximately $32 million, 405,000 square feet in Northern Virginia/Maryland market for approximately $41 million, 211,000 square feet in Northern California for approximately $17 million and 200,000 square feet in Arizona for approximately $13 million. In addition, the Company completed development on two properties totaling 127,000 square feet in Oregon and Texas for approximately $14 million.

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

Comparison of 2000 to 1999
--------------------------

         Results of Operations: Net income for the year ended December 31, 2000 was $51,181,000 compared to $41,255,000 for the same period in 1999. Net income allocable to common shareholders (net income less preferred stock dividends) for the year ended December 31, 2000 was $46,093,000 compared to $37,849,000 for the same period in 1999. Net income per common share on a diluted basis was $1.97 for the year ended December 31, 2000 compared to $1.60 for the same period in 1999 (based on weighted average diluted common shares outstanding of 23,365,000 and 23,709,000, respectively). The increases in net income and net income per common share reflect the Company's growth in its asset base through the acquisition and development of commercial properties, increased net operating income from its stabilized base of properties, a realized and unrealized gain on the Company's investment in the common stock of Pacific Gulf Properties, Inc. ("PAG") and the repurchase of common shares.

         The Company's property operations account for almost all of the net operating income earned by the Company. The following table presents the pre-depreciation operating results of the properties for the years ended December 31, 2000 and 1999:

                                                                              Years Ended
                                                                              December 31,
                                                                   ---------------------------------
                                                                         2000             1999            Change
                                                                   ---------------   ---------------    -----------
Rental income:
"Same  Park" facilities (107  facilities,  10.5  million  net
     rentable square feet)...................................       $121,489,000      $114,445,000           6.2%
Other facilities.............................................         22,682,000        10,882,000         108.4%
                                                                   ---------------   ---------------    -----------
Total rental income..........................................       $144,171,000      $125,327,000          15.0%
                                                                   ---------------   ---------------    -----------

Cost of operations (excluding depreciation):
"Same Park" facilities.......................................        $31,835,000       $30,983,000           2.7%
Other facilities.............................................          7,455,000         3,908,000          90.8%
                                                                   ---------------   ---------------    -----------
Total cost of operations.....................................        $39,290,000       $34,891,000          12.6%
                                                                   ===============   ================   ===========

Net operating income (rental income less cost of operations):
"Same Park" facilities.......................................        $89,654,000       $83,462,000           7.4%
Other facilities.............................................         15,227,000         6,974,000         118.3%
                                                                   ---------------   ---------------    -----------
Total net operating income...................................       $104,881,000       $90,436,000          16.0%
                                                                   ===============   ===============    ===========


     Rental income and rental income less cost of operations or net operating income ("NOI") prior to depreciation are summarized for the year ended December 31, 2000 by major geographic region below:



                               Square            Percent         Rental         Percent                        Percent
          Region               Footage           of Total        Income        of Total          NOI          of Total
-------------------------  ------------------ -------------  --------------- -----------  ---------------  -------------
Southern California               3,548,000        28.2%       $37,670,000        26.1%     $28,874,000          27.5%
Northern California               1,495,000        11.9%        16,977,000        11.8%      12,655,000          12.1%
Southern Texas                    1,032,000         8.2%        11,084,000         7.7%       6,661,000           6.4%
Northern Texas                    1,849,000        14.7%        19,183,000        13.3%      13,259,000          12.6%
Virginia                          1,822,000        14.5%        22,375,000        15.5%      16,404,000          15.6%
Maryland                            866,000         6.9%        12,592,000         8.7%       9,117,000           8.7%
Oregon                            1,191,000         9.5%        16,653,000        11.6%      13,306,000          12.7%
Other                               797,000         6.3%         7,637,000         5.3%       4,605,000           4.4%
                           ------------------ -------------  --------------- -----------  ---------------  -------------
                                 12,600,000       100.0%      $144,171,000       100.0%    $104,881,000         100.0%
                           ================== =============  =============== ===========  ===============  =============


         Supplemental  Property  Data  and  Trends:  In order  to  evaluate  the performance of the Company's overall portfolio, management analyzes the operating performance of a consistent group of 107 properties (10.5 million net rentable square feet). These 107 properties (herein referred to as the "Same Park" facilities) have been owned and operated by the Company for the comparable periods. These properties do not include properties that have been acquired or sold during 1999 and 2000. The "Same Park" facilities represent approximately 84% of the square footage of the Company's portfolio at December 31, 2000.

         Beginning with the first quarter of 2001, the Company will add the 13 properties acquired or developed in 1999 totaling approximately 1.2 million square feet to its "Same Park" facilities. The "Same Park" facilities for 2001 will be approximately 11.7 million square feet and will represent approximately 93% of the square footage of the Company's portfolio at December 31, 2000.

         The following table summarizes the pre-depreciation historical operating results of the "Same Park" facilities excluding the effects of accounting for rental revenues on a straight-line basis for the years ended December 31, 2000 and 1999.

                                      "Same Park" Facilities (107 Properties)
                                      ---------------------------------------

                                                                        Years Ended
                                                                        December 31,
                                                           --------------------------------------
                                                                  2000                1999             Change
                                                           ------------------  ------------------   -----------
  Rental income (1)....................................      $ 119,632,000       $ 111,334,000          7.5%
  Cost of operations...................................         31,835,000          30,983,000          2.7%
                                                           ------------------  ------------------   -----------
  Net operating income.................................      $  87,797,000       $  80,351,000          9.3%
                                                           ==================  ==================   ===========

  Gross margin (2).....................................          73.4%               72.2%              1.2%

  Weighted average for period:
  ----------------------------
      Occupancy........................................          97.0%               96.7%              0.3%
      Annualized realized rent per sq. ft.(3)..........          $11.71              $10.93             7.1%


------------------

(1) Rental income does not include the effect of straight-line accounting.

(2) Gross margin is computed by dividing property net operating income by rental income.

(3) Realized rent per square foot represents the actual revenues earned per occupied square foot.


     The following tables summarize the "Same Park" operating results by major geographic region for the years ended December 31, 2000 and 1999:


                             Revenues         Revenues                          NOI            NOI
         Region                2000             1999          Increase         2000            1999         Increase
-------------------------  --------------  --------------   -------------  --------------- -------------- ------------
Southern California.....    $36,160,000     $33,116,000          9.2%        $27,591,000    $24,811,000      11.2%
Northern California.....     12,005,000      10,888,000         10.3%          9,143,000      8,187,000      11.7%
Southern Texas..........      9,666,000       8,996,000          7.4%          5,613,000      5,422,000       3.5%
Northern Texas..........     15,971,000      15,236,000          4.8%         11,103,000     10,138,000       9.5%
Virginia................     15,988,000      14,739,000          8.5%         11,699,000     10,680,000       9.5%
Maryland................      9,805,000       9,406,000          4.2%          7,397,000      6,876,000       7.6%
Oregon..................     15,174,000      14,333,000          5.9%         12,257,000     11,398,000       7.5%
Other...................      4,863,000       4,620,000          5.3%          2,994,000      2,839,000       5.5%
                           --------------  --------------   -------------  --------------- -------------- ------------
                           $119,632,000    $111,334,000          7.5%        $87,797,000    $80,351,000       9.3%
                           ==============  ==============   =============  =============== ============== ============


         The increases noted above reflect the performance of the Company's existing markets. Southern and Northern California continued to benefit from a strong economy, as did all other markets to a lesser extent, resulting in revenue and NOI increases in all of our markets.

         Facility Management Operations: Facility management accounts for a small portion of the Company's net operating income. During the year ended December 31, 2000, $470,000 in net operating income was recognized from facility management operations compared to $377,000 for the same period in 1999. Facility management fees have increased due to the increase in rental rates of the properties managed by the Company and an additional property brought under management during 2000.

         Business Services: The Company recently hired a Vice President to focus on creating new revenue opportunities for the Company and additional products and services for our customers. Currently the Company has begun receiving income from construction management fees and fees from telecommunication service providers. During the year ended December 31, 2000, $161,000 in net operating income was derived from such services compared to none for the same period in 1999.

         Interest Income: Interest income reflects earnings on cash balances. Interest income was $4,076,000 for the year ended December 31, 2000 compared to $2,356,000 for the same period in 1999. The increase is attributable to higher interest rates and higher average cash balances. Average cash balances for the year ended December 31, 2000 were approximately $62 million compared to $43 million for the same period in 1999.

         Dividend Income: Dividend income reflects dividends received from marketable securities, primarily the Company's investment in Pacific Gulf Properties, Inc. ("PAG"). Dividend income was $1,301,000 for the year ended December 31, 2000 compared to $459,000 for the same period in 1999. The increase is attributable to the Company's increased investment in PAG beginning in the third quarter of 1999.

         Cost of Operations: Cost of operations for the year ended December 31, 2000 was $39,290,000 compared to $34,891,000 for the same period in 1999. The increase is due primarily to the growth in the square footage of the Company's portfolio of properties. Cost of operations as a percentage of rental income decreased from 27.8% in 1999 to 27.3% in 2000 as a result of economies of scale achieved through the acquisition and development of properties in core markets and the disposition of properties outside of the Company's core markets. Cost of operations for the year ended December 31, 2000 consists primarily of property taxes ($12,590,000), property maintenance ($7,401,000), utilities ($5,615,000)
and direct payroll ($6,189,000).

         Depreciation and Amortization Expense: Depreciation and amortization expense for the year ended December 31, 2000 was $35,637,000 compared to $29,762,000 for the same period in 1999. The increase is due to the acquisition and development of real estate facilities during 1999 and 2000 and recurring capitalized expenditures.

         General and Administrative Expense: General and administrative expense was $3,954,000 for the year ended December 31, 2000 compared to $3,153,000 for the same period in 1999. The increase is due primarily to the increased size and activities of the Company and legal costs related to litigation matters described in Note 14 of the Notes to Consolidated Financial Statements. Included in general and administrative costs are internal acquisition costs and abandoned transaction costs. Internal acquisition expenses were $553,000 and $430,000 for the year ended December 31, 2000 and 1999, respectively. Abandoned transaction costs were $7,000 and $41,000 for the year ended December 31, 2000 and 1999, respectively. Legal costs were $837,000 and $147,000 for the year ended December 31, 2000 and 1999, respectively.

         Interest Expense: Interest expense was $1,481,000 for the year ended December 31, 2000 compared to $3,153,000 for the same period in 1999. The decrease is attributable to decreased average debt balances during the period and greater capitalized interest in 2000 as a result of higher construction in progress. Interest expense of $1,415,000 and $989,000 was capitalized as part of building costs associated with properties under development during the year ended December 31, 2000 and 1999, respectively.

         Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income for the year ended December 31, 2000 was $26,741,000 ($12,185,000 allocated to preferred unitholders and $14,556,000 allocated to common unitholders) compared to $16,049,000 ($4,156,000 allocated to preferred unitholders and $11,893,000 allocated to common unitholders) for the same period in 1999. The increase in minority interest in income is due primarily to the issuance of preferred operating partnership units during 1999 and 2000 and higher earnings at the operating partnership level, partially offset by a conversion of units to common stock during 2000.

         Gain on Investment in PAG: At December 31, 2000, the Company owned approximately one million shares of common stock of PAG. PAG is currently in the process of liquidating its assets. On December 15, 2000, the Company received an initial distribution from PAG of approximately $21.8 million and recognized a gain of approximately $7.8 million during the year ended December 31, 2000.

         Disposition of Properties: Certain properties that were identified as not meeting the Company's ongoing investment strategy were designated for sale in 2000. The Company sold five properties aggregating 627,000 square feet for approximately $23.8 million during the year ended December 31, 2000 at a gain of $256,000.

Comparison of 1999 to 1998
--------------------------

         Results of Operations: Net income for the year ended December 31, 1999 was $41,255,000 compared to $29,400,000 for the same period in 1998. Net income allocable to common shareholders (net income less preferred stock dividends) for the year ended December 31, 1999 was $37,849,000 compared to $29,400,000 for the same period in 1998. Net income per common share on a diluted basis was $1.60 (based on weighted average diluted common shares outstanding of 23,709,000) for the year ended December 31, 1999 compared to net income per common share on a diluted basis of $1.51 (based on weighted average diluted common shares outstanding of 19,429,000) for the same period in 1998. The increases in net income and net income per share reflect the Company's significant growth in its asset base through the acquisition of commercial properties in addition to increased net operating income from its stabilized base of properties.

         The Company's property operations account for almost all of the net operating income earned by the Company. The following table presents the pre-depreciation operating results of the properties for the years ended December 31, 1999 and 1998:


                                                                      1999               1998            Change
                                                                 -----------------  -----------------   ----------
Rental income:
Facilities owned  throughout each period (50 facilities owned throughout each period,  6.4 million net rentable square
     feet)...................................................       $63,356,000       $58,755,000           7.8%
Facilities   acquired   subsequent   to   January   1998  (75
     facilities, 6.0 million net rentable square feet).......        61,971,000        29,565,000         109.6%
                                                                 -----------------  -----------------   ----------
Total rental income..........................................      $125,327,000       $88,320,000          41.9%
                                                                 =================  =================   ==========

Cost of operations (excluding depreciation):
Facilities owned throughout each period......................       $19,297,000       $18,855,000           2.3%
Facilities acquired subsequent to January 1998...............        15,594,000         7,218,000         116.0%
                                                                 -----------------  -----------------   ----------
Total cost of operations.....................................       $34,891,000       $26,073,000          33.8%
                                                                 =================  =================   ==========

Net operating income (rental income less cost of operations):
Facilities owned throughout each period......................       $44,059,000       $39,900,000          10.4%
Facilities acquired subsequent to January 1998...............        46,377,000        22,347,000         107.5%
                                                                 -----------------  -----------------   ----------
Total net operating income...................................       $90,436,000       $62,247,000          45.3%
                                                                 =================  =================   ==========


         Rental income and rental income less cost of operations or net operating income ("NOI") prior to depreciation are summarized for the year ended December 31, 1999 by major geographic region below:



                              Square         Percent         Rental         Percent                       Percent
        Region               Footage        of Total         Income        of Total          NOI          of Total
-------------------------- -------------- -------------- --------------- -------------- --------------  ------------
Southern California....       3,091,000         25.0%      $33,962,000         27.1%     $25,426,000         28.1%
Northern California....       1,317,000         10.7%       12,376,000          9.9%       9,176,000         10.1%
Southern Texas.........       1,031,000          8.3%        9,899,000          7.9%       6,430,000          7.1%
Northern Texas.........       2,003,000         16.2%       16,094,000         12.8%      10,868,000         12.0%
Virginia...............       1,612,000         13.0%       18,824,000         15.0%      13,679,000         15.1%
Maryland...............       1,104,000          8.9%       13,615,000         10.9%       9,642,000         10.7%
Oregon.................       1,169,000          9.5%       14,684,000         11.7%      11,465,000         12.8%
Other..................       1,032,000          8.4%        5,873,000          4.7%       3,750,000          4.1%
                           -------------- -------------- --------------- -------------- --------------  ------------
                             12,359,000        100.0%     $125,327,000        100.0%     $90,436,000        100.0%
                           ============== ============== =============== ============== ==============  ============

         Supplemental  Property  Data  and  Trends:  In order  to  evaluate  the performance of the Company's overall portfolio, management analyzes the operating performance of a consistent group of 62 properties (7.2 million net rentable square feet). These 62 properties in which the Company had an ownership interest as of December 31, 2000 (herein referred to as the "Same Park" facilities) have been managed by the Company since January 1, 1998. The following table summarizes the pre-depreciation historical operating results of the "Same Park" facilities excluding the effects of accounting for rental income on a straight-line basis.


                                                     "Same Park" Facilities (62 Properties)
                                                     --------------------------------------

                                                                        Years Ended
                                                                        December 31,
                                                            --------------------------------------
                                                                  1999              1998 (4)          Change
                                                            ----------------   -------------------   ---------
  Rental income (1)....................................      $  72,641,000       $  67,191,000          8.1%
  Cost of operations...................................         22,838,000          22,491,000          1.5%
                                                            ----------------   -------------------   ---------
  Net operating income.................................      $  49,803,000       $  44,700,000          11.4%
                                                            ================   ===================   =========

  Gross margin (2).....................................          68.6%               66.5%              2.1%

  Weighted average for period:
  ----------------------------
      Occupancy........................................          96.5%               94.5%              2.0%
      Annualized realized rent per sq. ft.(3) .........          $10.45              $9.87              5.9%

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

         The following table summarizes the "Same Park" operating results by major geographic region for the years ended December 31, 1999 and 1998:


                             Revenues        Revenues        Percent          NOI            NOI          Percent
         Region                1999            1998         Increase         1999            1998         Increase
------------------------- ---------------- --------------- -------------  -------------  --------------  ----------
Southern California.....    $32,510,000     $29,189,000       11.4%        $23,678,000    $20,317,000      16.5%
Northern California.....      8,337,000       7,673,000        8.7%          6,113,000      5,406,000      13.1%
Southern Texas..........      4,158,000       3,832,000        8.5%          2,161,000      1,928,000      12.1%
Northern Texas..........      2,952,000       2,825,000        4.5%          1,574,000      1,531,000       2.8%
Virginia................      9,119,000       8,634,000        5.6%          6,102,000      5,654,000       7.9%
Maryland................      9,065,000       8,662,000        4.7%          6,152,000      5,858,000       5.0%
Arizona.................      2,812,000       2,730,000        3.0%          1,737,000      1,749,000      (0.7%)
Other...................      3,688,000       3,646,000        1.1%          2,286,000      2,257,000       1.2%
                          ---------------- --------------- -------------  -------------  --------------  ----------
                            $72,641,000     $67,191,000        8.1%        $49,803,000    $44,700,000      11.4%
                          ================ =============== =============  =============  ==============  ==========

         The increases noted above reflect the performance of the Company's existing markets. All major markets reflected increases in rental rates. There were some corresponding increases in operating expenses in Texas and Arizona due primarily to property tax increases.

         Facility Management Operations: Facility management accounts for a small portion of the Company's net operating income. During the year ended December 31, 1999, $377,000 in net operating income was recognized from facility management operations compared to $452,000 for the same period in 1998. Facility management fees decreased due to the Company's acquisition of properties that it had previously managed.

         Interest Income: Interest income reflects earnings on cash balances. Interest income was $2,356,000 for the year ended December 31, 1999 compared to $1,411,000 for the same period in 1998. The increase is attributable to higher average cash balances primarily due to the Company's issuance of preferred stock and preferred units in the Operating Partnership. Average cash balances for the year ended December 31, 1999 were approximately $43 million, compared to $28 million for the same period in 1998.

         Dividend Income: Dividend income reflects dividends received from marketable securities, primarily the Company's investment in Pacific Gulf Properties, Inc. ("PAG"). Dividend income was $459,000 for the year ended December 31, 1999 compared to none for the same period in 1998. The increase is attributable to the Company's increased investment in PAG beginning in the third quarter of 1999.

         Cost of Operations: Cost of operations for the year ended December 31, 1999 was $34,891,000 compared to $26,073,000 for the same period in 1998. The increase is due primarily to the growth in the total square footage of the Company's portfolio of properties. Cost of operations as a percentage of rental income decreased from 29.5% for the year ended December 31, 1998 to 27.8% for the year ended December 31, 1999 as a result of increasing revenues combined with controlled expenses. Controlled expenses resulted from the economies of scale achieved through the acquisition of properties in core markets. Cost of operations consists primarily of property taxes ($10,931,000), property maintenance ($6,051,000), utilities ($6,020,000) and direct payroll ($5,607,000)
for the year ended December 31, 1999.

         Depreciation and Amortization Expense: Depreciation and amortization expense for the year ended December 31, 1999 was $29,762,000 compared to $18,908,000 for the same period in 1998. The increase is due to the acquisition of real estate facilities in 1998 and 1999 and recurring capital expenditures.

         General and Administrative Expense: General and administrative expense was $3,153,000 for the year ended December 31, 1999 compared to $2,233,000 for the same period in 1998. The increase is due primarily to the growth in the size of the Company. Included in general and administrative costs are internal acquisition costs and abandoned transaction costs. Internal acquisition expenses for 1999 and 1998 were $430,000 and $844,000, respectively. Abandoned transaction costs for 1999 and 1998 were $41,000 and $65,000, respectively.

         Interest Expense: Interest expense was $3,153,000 for the year ended December 31, 1999 compared to $2,361,000 for the same period in 1998. Interest expense consists of $3,121,000 associated with mortgage notes and $1,021,000 associated with the line of credit and temporary financing of acquisitions, net of $989,000 of interest expense capitalized to ongoing construction projects for the year ending December 31, 1999.

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

Liquidity and Capital Resources
-------------------------------

         Net cash provided by operating activities for the year ended December 31, 2000 and 1999 was $111,197,000 and $88,440,000, respectively. Management believes that its internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements and debt service requirements, and to maintain the increased level of distributions to shareholders declared by the Board of Directors on March 13, 2001.

         At December 31, 2000, the Company owned approximately one million shares of common stock of Pacific Gulf Properties, Inc. ("PAG"). PAG is currently in the process of liquidating its assets. On December 15, 2000, the Company received an initial distribution from PAG of approximately $21.8 million and recognized a gain of approximately $7.8 million. The remaining investment is reflected on the balance sheet at $6.1 million reflecting the fair market value of the stock at December 31, 2000.

         The Company sold five properties in non-core markets for approximately $23.8 million during the year ended December 31, 2000 at a gain of $256,000.

         The following table summarizes the Company's cash flow from operating activities:


                                                                                     Years Ended December 31,
                                                                                ----------------------------------
                                                                                     2000                1999
                                                                                -----------------  ---------------
Net income............................................................           $ 51,181,000       $ 41,255,000
Gain on disposition of properties.....................................               (256,000)                 -
Gain on investment in Pacific Gulf Properties, Inc....................             (7,849,000)                 -
Depreciation and amortization.........................................             35,637,000         29,762,000
Minority interest in income...........................................             26,741,000         16,049,000
Change in working capital.............................................              5,743,000          1,374,000
                                                                                -----------------  ---------------
Net cash provided by operating activities.............................            111,197,000         88,440,000

Maintenance capital expenditures......................................             (3,228,000)        (3,911,000)
Tenant improvements...................................................             (5,264,000)        (5,555,000)
Capitalized lease commissions.........................................             (3,275,000)        (2,213,000)
                                                                                -----------------  ---------------
Funds available for distribution to shareholders, minority interests,
   acquisitions and other corporate purposes..........................             99,430,000         76,761,000

Cash distributions to shareholders and minority interests.............            (47,877,000)       (38,632,000)
                                                                                -----------------  ---------------
Excess funds available for principal payments on debt,  investments in
real estate and other corporate purposes..............................            $51,553,000        $38,129,000
                                                                                =================  ===============

         The Company's capital structure is characterized by a low level of leverage. As of December 31, 2000, the Company had seven fixed rate mortgage notes payable totaling $30,971,000 which represented 3.4% of its total capitalization (based on book value, including minority interests and debt). As of December 31, 2000, the weighted average interest rate for the mortgage notes was 7.59% and the weighted average maturity was 5.4 years.

         The Company expects to fund its growth strategies with permanent capital, including issuances of common and preferred stock and internally generated retained cash flows. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its Credit Facility. The Company intends to repay amounts borrowed under the Credit Facility from undistributed cash flow or, as market conditions permit and as determined to be advantageous, from the public or private placement of preferred and common stock/OP units of the Company or Operating Partnership or the formation of joint ventures. The Company targets a leverage ratio of 40% (defined as debt and preferred equity as a percentage of market capitalization). In addition, the Company targets a ratio of Funds from Operations ("FFO") to combined fixed charges and preferred distributions of 3.0 to 1.0. As of December 31, 2000 and for the year then ended, the leverage ratio was 22% and the FFO to fixed charges and preferred distributions coverage ratio was 5.2 to 1.0.

         In April 1999, the Operating Partnership completed a private placement of preferred units and the Company completed a public offering of depositary shares representing fractional interests in perpetual preferred stock. The net proceeds from the placement of preferred units, completed April 23, 1999, were approximately $12.5 million. The preferred units have a preferred distribution rate of 8 7/8% on a stated value of $12.75 million. Net proceeds from the public perpetual preferred stock offering completed April 30, 1999 were $53.1 million. The preferred stock has a dividend rate of 9 1/4% on a stated value of $55 million. Proceeds from the issuances were used to pay off borrowings from an affiliate and a portion was used to repay a mortgage note payable of approximately $11 million. The remaining proceeds were used for investment in real estate.

         On September 3, 1999, the Operating Partnership completed a private placement of 3,200,000 preferred units with a preferred distribution rate of 8 3/4% on a stated value of $80 million. The net proceeds from the placement of preferred units were approximately $78 million. A portion of the proceeds was used to prepay a mortgage note payable of approximately $8.5 million. On September 7 and 23, 1999, the Operating Partnership completed private placements of 1,200,000 and 400,000 preferred units, respectively, with a preferred distribution rate of 8 7/8% on a stated value of $40 million. The net proceeds from the placement of preferred units were approximately $39.2 million.

         On July 12, 2000 the Operating Partnership completed a private placement of 480,000 preferred units with a preferred distribution rate of 8 7/8% on a stated value of $12 million. The net proceeds from the placement of preferred units were approximately $11.7 million and were used for investment in real estate.

         In September 2000, the Company extended its Credit Facility with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 6, 2003. The expiration date may be extended by one year on each anniversary of the Credit Facility. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.75% to LIBOR plus 1.35% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 1.00%). In addition, the Company is required to pay an annual commitment fee of 0.25% of the borrowing limit. As of December 31, 2000, the Company had no balance outstanding on the Credit Facility.

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

         FFO for the Company is computed as follows:

                                                                                    Years Ended December 31,
                                                                                ------------------------------------
                                                                                     2000                1999
                                                                                -----------------  -----------------
Net income allocable to common shareholders..............................          $46,093,000        $37,849,000
   Less:  Gain on investment in PAG......................................           (7,849,000)                 -
   Less:  Gain on disposition of properties..............................             (256,000)                 -
   Extraordinary item, net of minority interest..........................                    -             195,00
   Depreciation and amortization.........................................           35,637,000         29,762,000
   Minority interest in income - common units............................           14,556,000         11,954,000
   Effects of straight line rents........................................           (2,204,000)        (3,407,000)
                                                                                -----------------  -----------------
Consolidated FFO allocable to common shareholders and minority interests.
                                                                                    85,977,000         76,353,000
   FFO allocated to minority interests - common units....................          (20,634,000)       (18,248,000)
                                                                                -----------------  -----------------
FFO allocated to common shareholders.....................................          $65,343,000        $58,105,000
                                                                                =================  =================


         Capital Expenditures: During 2000, the Company incurred $11.8 million or $0.96 per weighted average square foot in maintenance capital expenditures, tenant improvements and capitalized leasing commissions. On a recurring annual basis, the Company expects $0.90 to $1.20 per square foot in recurring capital expenditures ($11 - $15 million based on square footage at December 31, 2000). In addition, the Company expects to make $1.0 million in renovations on a property in Southern California in 2001.

         During 1999, the Company incurred $11.7 million or $1.01 per weighted average square foot in maintenance capital expenditures, tenant improvements and capitalized leasing commissions. The Company also made $3.2 million of renovation expenditures on two properties in Texas.

         Stock Repurchase: On March 2, 2000, the Board of Directors authorized the repurchase from time to time of up to 1,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. On July 27, 2000, the Board of Directors authorized the repurchase of up to an additional 600,000 shares of the Company's common stock (for a total repurchase authorization of up to 1,600,000 shares) on the open market or in privately negotiated transactions. Purchases will be made subject to market conditions and other investment opportunities available to the Company. As of December 31, 2000, the Company had repurchased 722,600 shares of common stock at an aggregate cost of approximately $16.6 million.

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

         The Board of Directors declared a quarterly dividend of $0.29 per common share on March 13, 2001. This represents an increase of $0.04 per share from the prior level of $0.25 per common share. The Board of Directors has established a distribution policy to maximize the retention of cash flow. In addition, the Board of Directors declared a quarterly dividend of $0.578125 per share on the depositary shares that represent 1/1,000 of a share of the Company's 9 1/4% Cumulative Preferred Stock, Series A. Distributions are payable on March 30, 2001 to shareholders of record as of the close of business on March 21, 2001.

ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk

         To limit the Company's exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting either of common or preferred stock. At December 31, 2000, the Company's debt as a percentage of shareholders' equity (based on book values) was 5.5%.

         The Company's market risk sensitive instruments include mortgage notes payable which totaled $30,971,000 at December 31, 2000. All of the Company's mortgage notes payable bear interest at fixed rates. See Note 7 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable as of December 31, 2000. Based on borrowing rates currently available to the Company, the carrying amount of debt approximates fair value.

ITEM 8.    Financial Statements and Supplementary Data

         The financial statements of the Company at December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998 and the report of Ernst & Young LLP, Independent Auditors, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Schedules in Item 14.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable.

                                    PART III
                                    --------

ITEM 10.   Directors and Executive Officers of the Registrant

         The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement to be filed in connection with the annual shareholders' meeting to be held in 2001 (the "Proxy Statement") under the caption "Election of Directors." Information required by this item with respect to executive officers is provided in Item 4A of this report. See "Executive Officers."

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

         3. Exhibits

         See Index to Exhibits contained herein.

b.       Reports on Form 8-K

         None.

c.       Exhibits

         See Index to Exhibits contained herein.

d.       Financial Statement Schedules

         Not applicable.

                             PS BUSINESS PARKS, INC.
                                  EXHIBIT INDEX
                           (Items 14(a)(3) and 14(c))

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

 3.6 Restated Bylaws. Filed with Registrant's Current Report on Form 8-K dated March 17, 1998 and incorporated herein by reference.

10.1 10.1 Amended Management Agreement between Storage Equities, Inc. and Public Storage Commercial Properties Group, Inc. dated as of February 21, 1995. Filed with PSI's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.2*      Registrant's   1997  Stock  Option  and  Incentive  Plan.  Filed with
           Registrant's Registration Statement No. 333-48313 and incorporated herein by reference.

10.3* Agreement of Limited Partnership of PS Business Parks, L.P. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

10.4 Agreement Among Shareholders and Company dated as of December 23, 1997 among Acquiport Two Corporation, AOPP, American Office Park Properties, L.P. and PSI. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

10.5 Amendment to Agreement Among Shareholders and Company dated as of January 21, 1998 among Acquiport Two Corporation, AOPP, American Office Park Properties, L.P. and PSI. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

10.6 Non-Competition Agreement dated as of December 23, 1997 among PSI, AOPP, American Office Park Properties, L.P. and Acquiport Two Corporation. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

10.7**     Employment  Agreement   between  AOPP  and  Ronald  L.  Havner,   Jr.
           dated as of December 23, 1997. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

10.8** Employment Agreement between Registrant and J. Michael Lynch dated as of May 20, 1998. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

10.9       Revolving   Credit   Agreement   dated   August  6,  1998   among  PS
           Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

10.10 First Amendment to Revolving Credit Agreement dated as of August 19, 1999 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

10.11 Second Amendment to Revolving Credit Agreement dated as of September 29, 2000 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference.

10.12 Form of Indemnity Agreement. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference.

10.13 Cost Sharing and Administrative Services Agreement dated as of November 16, 1995 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference.

10.14 Amendment to Cost Sharing and Administrative Services Agreement dated as of January 2, 1997 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference.

10.15 Accounts Payable and Payroll Disbursement Services Agreement dated as of January 2, 1997 by and between PSCC, Inc. and American Office Park Properties, L.P. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference.

10.16 Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8 7/8% Series B Cumulative Redeemable Preferred Units, dated as of April 23, 1999. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

10.17 Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9 1/4% Series A Cumulative Redeemable Preferred Units, dated as of April 30, 1999. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

10.18 Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8 3/4% Series C Cumulative Redeemable Preferred Units, dated as of September 3, 1999. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

10.19 Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8 7/8% Series X Cumulative Redeemable Preferred Units, dated as of September 7, 1999. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

10.20 Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to Additional 8 7/8% Series X Cumulative Redeemable Preferred Units, dated as of September 23, 1999. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

10.21 Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 8 7/8% Series Y Cumulative Redeemable Preferred Units, dated as of July 12, 2000. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.


10.22 Registration Rights Agreement dated as of March 17, 1998 between Registrant and Acquiport Two Corporation ("Acquiport Registration Rights Agreement"). Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

10.23 Letter dated May 20, 1998 relating to Acquiport Registration Rights Agreement. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

12 Statement re:Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

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

                                  Dated:  March 16, 2001

                                  PS BUSINESS PARKS, INC.

                                  BY: /s/ Ronald L. Havner, Jr.
                                      ------------------------------------------
                                      Ronald L. Havner, Jr.
                                      President, Chairman of the Board and Chief
                                      Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               Signature                                 Title                                  Date
---------------------------------------- -------------------------------------- --------------------------------------

                                         President,  Chairman of the Board and
/s/ Ronald L. Havner, Jr.                Chief  Executive  Officer  (principal
-------------------------                executive officer)
Ronald L. Havner, Jr.                                                                      March 16, 2001



                                         Vice  President  and Chief  Financial
/s/ Jack E. Corrigan                     Officer (principal  financial officer
--------------------
Jack E. Corrigan                         and principal accounting officer)                 March 16, 2001



/s/ Harvey Lenkin
-----------------
Harvey Lenkin                            Director                                          March 16, 2001



/s/ Vern O. Curtis
------------------
Vern O. Curtis                           Director                                          March 16, 2001



/s/ James H. Kropp
------------------
James H. Kropp                           Director                                          March 16, 2001



/s/ Jack D. Steele
------------------
Jack D. Steele                           Director                                          March 16, 2001



/s/ Alan K. Pribble
-------------------
Alan K. Pribble                          Director                                          March 16, 2001



/s/ Arthur M. Friedman
----------------------
Arthur M. Friedman                       Director                                          March 16, 2001


                             PS BUSINESS PARKS, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                         (Item 14(a)(3) and Item 14(c))


                                                                                                         Page
Report of Independent Auditors..............................................................             F-1

Consolidated balance sheets as of December 31, 2000 and 1999................................             F-2

Consolidated statements of income for the years ended December 31, 2000, 1999 and 1998......             F-3

Consolidated  statement of shareholders' equity for the years ended December 31, 2000, 1999
and 1998....................................................................................             F-4

Consolidated  statements  of cash flows for the years ended  December  31, 2000,
1999 and 1998...............................................................................             F-5

Notes to consolidated financial statements..................................................             F-7

Schedule:

III - Real estate and accumulated depreciation..............................................             F-23


All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
PS Business Parks, Inc.


We have audited the accompanying consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Business Parks, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ ERNST & YOUNG LLP


Los Angeles, California
February 14, 2001

                             PS BUSINESS PARKS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                              December 31,            December 31,
                                                                                 2000                    1999
                                                                         ----------------------   ------------------
                                                       ASSETS
                                                       ------
Cash and cash equivalents...............................                  $    49,295,000         $    74,220,000

Marketable securities...................................                        6,065,000              18,263,000

Real estate facilities, at cost:
     Land...............................................                      214,020,000             194,140,000
     Buildings and equipment............................                      709,328,000             636,261,000
                                                                         ----------------------   ------------------
                                                                              923,348,000             830,401,000
     Accumulated depreciation...........................                      (83,841,000)            (50,976,000)
                                                                         ----------------------   ------------------
                                                                              839,507,000             779,425,000
Properties held for disposition, net....................                                -              14,235,000
Land held for development...............................                        5,737,000               3,052,000
Construction in progress................................                       19,467,000               5,564,000
                                                                         ----------------------   ------------------
                                                                              864,711,000             802,276,000

Accounts receivable.....................................                          461,000                 771,000
Deferred rent receivables...............................                        7,697,000               5,493,000
Intangible assets, net..................................                          981,000               1,282,000
Other assets............................................                        1,546,000               1,436,000
                                                                         ----------------------   ------------------
              Total assets..............................                  $   930,756,000         $   903,741,000
                                                                         ======================   ==================


                                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                        ------------------------------------

Accrued and other liabilities..............................               $    28,964,000         $    21,195,000
Mortgage notes payable.....................................                    30,971,000              37,066,000
                                                                         ----------------------   ------------------
         Total liabilities.................................                    59,935,000              58,261,000

Minority interest:
         Preferred units...................................                   144,750,000             132,750,000
         Common units......................................                   161,728,000             157,199,000

Shareholders' equity:
   Preferred  stock,  $0.01 par value,  50,000,000   shares
     authorized, 2,200 shares issued and   outstanding   at
     December 31, 2000 and December 31, 1999...............                    55,000,000              55,000,000
   Common stock, $0.01  par   value,   100,000,000   shares
     authorized, 23,044,635 shares issued  and  outstanding
     at December 31, 2000 (23,645,461  shares  issued   and
     outstanding at December 31, 1999).....................                       230,000                 236,000
   Paid-in capital.........................................                   464,855,000             478,889,000
   Cumulative net income...................................                   124,990,000              73,809,000
   Cumulative distributions................................                   (80,732,000)            (52,403,000)
                                                                         ----------------------   ------------------
         Total shareholders' equity........................                   564,343,000             555,531,000
                                                                         ----------------------   ------------------
              Total liabilities and shareholders' equity...               $   930,756,000         $   903,741,000
                                                                         ======================   ==================


                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                  For the Years Ended December 31,
                                                                        -----------------------------------------------------
                                                                              2000              1999               1998
                                                                        ----------------- ----------------- -----------------
Revenues:
   Rental income....................................................     $   144,171,000  $   125,327,000   $    88,320,000
   Facility management fees from affiliates.........................             581,000          471,000           529,000
   Business services................................................             505,000                -                 -
   Interest income..................................................           4,076,000        2,356,000         1,411,000
   Dividend income..................................................           1,301,000          459,000                 -
                                                                        ----------------- ----------------- -----------------
                                                                             150,634,000      128,613,000        90,260,000
                                                                        ----------------- ----------------- -----------------
Expenses:
  Cost of operations................................................          39,290,000       34,891,000        26,073,000
  Cost of facility management.......................................             111,000           94,000            77,000
  Cost of business services.........................................             344,000                -                 -
  Depreciation and amortization.....................................          35,637,000       29,762,000        18,908,000
  General and administrative........................................           3,954,000        3,153,000         2,233,000
   Interest expense.................................................           1,481,000        3,153,000         2,361,000
                                                                        ----------------- ----------------- -----------------
                                                                              80,817,000       71,053,000        49,652,000
                                                                        ----------------- ----------------- -----------------
Income before disposition of real estate investments, minority
  interest and extraordinary item...................................          69,817,000       57,560,000        40,608,000
  Gain on investment in Pacific Gulf Properties, Inc................           7,849,000                -                 -
  Gain on disposition of properties.................................             256,000                -                 -
                                                                        ----------------- ----------------- -----------------
Income before minority interest and extraordinary item..............          77,922,000       57,560,000        40,608,000
  Minority interest in income - preferred units.....................         (12,185,000)      (4,156,000)                -
  Minority interest in income - common units........................         (14,556,000)     (11,954,000)      (11,208,000)
                                                                        ----------------- ----------------- -----------------
Income before extraordinary item....................................          51,181,000       41,450,000        29,400,000
  Extraordinary loss on early extinguishment of debt, net of minority
  interest..........................................................                   -         (195,000)                -
                                                                        ----------------- ----------------- -----------------
Net income..........................................................     $    51,181,000  $    41,255,000   $    29,400,000
                                                                        ================= ================= =================

Net income allocation:
  Allocable to preferred shareholders...............................     $     5,088,000  $     3,406,000   $             -
  Allocable to common shareholders..................................          46,093,000       37,849,000        29,400,000
                                                                        ----------------- ----------------- -----------------
                                                                         $    51,181,000  $    41,255,000   $    29,400,000
                                                                        ================= ================= =================
Net income per common share - basic:
  Income before extraordinary item..................................     $         1.98   $         1.61    $         1.52
  Extraordinary loss, net of minority interest......................               -               (0.01)             -
                                                                        ----------------- ----------------- -----------------
  Net income........................................................     $         1.98   $         1.60    $         1.52
Net income per common share - diluted:
  Income before extraordinary item..................................     $         1.97   $         1.61    $         1.51
  Extraordinary loss, net of minority interest......................               -               (0.01)             -
                                                                        ----------------- ----------------- -----------------
  Net income........................................................     $         1.97   $         1.60    $         1.51
                                                                        ================= ================= =================

Weighted average common shares outstanding:
  Basic.............................................................          23,284,000       23,641,000        19,361,000
                                                                        ================= ================= =================
  Diluted...........................................................          23,365,000       23,709,000        19,429,000
                                                                        ================= ================= =================


                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                Preferred Stock                Common Stock
                                           ---------------------------  ---------------------------
                                             Shares         Amount         Shares        Amount
                                           ------------ --------------  ------------- -------------
Balances at December 31, 1997........               -   $          -      7,728,309    $    77,000
   Issuance of common stock:
       Conversion   of   common  OP
         units.......................               -              -      1,785,007         18,000
       Private offerings, net of
         costs.......................               -              -      6,774,072         68,000
       Exercise of stock options.....               -              -         39,024              -
       In connection with a
         business combination........               -              -      2,283,438         23,000
       Public common stock
         offerings, net of costs.....               -              -      5,025,800         50,000
   Net income........................               -              -              -              -
   Distributions paid:
       Common stock..................               -              -              -              -
   Adjustment  to  reflect   minority
     interest to underlying ownership               -              -              -              -
     interest........................               -              -              -              -
                                           ------------ --------------  ------------- -------------
Balances at December 31, 1998........               -              -     23,635,650        236,000
   Issuance  of  preferred  stock,         ------------ --------------  ------------- -------------
     net of costs....................           2,200     55,000,000              -              -
   Exercise of stock options.........               -              -          9,811              -
   Net income........................               -              -              -              -
   Distributions paid:
       Preferred stock...............               -              -              -              -
       Common stock..................               -              -              -              -
   Adjustment to  reflect   minority
     interest to underlying ownership               -              -              -              -
     interest........................
Balances at December 31, 1999........           2,200     55,000,000     23,645,461        236,000
   Issuance of common stock:
       Conversion   of   common   OP
         units.......................               -              -        107,517          1,000
       Exercise of stock options.....               -              -         14,257              -
   Repurchase of common stock........               -              -       (722,600)        (7,000)
   Net income........................               -              -              -              -
   Distributions paid:
       Preferred stock...............               -              -              -              -
       Common stock..................               -              -              -              -
   Adjustment  to   reflect  minority
     interest to underlying ownership
     interest........................               -                             -              -
                                           ------------ --------------  ------------- -------------
Balances at December 31, 2000........           2,200   $ 55,000,000     23,044,635    $   230,000
                                           ============ ==============  ============= =============


                                                Paid-in        Cumulative       Cumulative       Shareholders'
                                                Capital        Net Income      Distributions       Equity
                                           --------------- ----------------- ----------------  ----------------
Balances at December 31, 1997........      $  143,277,000   $    3,154,000    $ (3,550,000)     $ 142,958,000
   Issuance of common stock:
       Conversion   of   common  OP
         units.......................         33,005,000                -                -         33,023,000
       Private offerings, net of
         costs.......................        152,533,000                -                -        152,601,000
       Exercise of stock options.....            651,000                -                -            651,000
       In connection with a
         business combination........         46,787,000                -                -         46,810,000
       Public common stock
         offerings, net of costs.....        118,810,000                -                -        118,860,000
   Net income........................                  -       29,400,000                -         29,400,000
   Distributions paid:
       Common stock..................                  -                -      (21,806,000)       (21,806,000)
   Adjustment  to  reflect   minority
     interest to underlying ownership
     interest........................        (12,592,000)               -                -        (12,592,000)
                                           --------------- ----------------- ----------------  ----------------
Balances at December 31, 1998........        482,471,000       32,554,000      (25,356,000)       489,905,000
   Issuance  of  preferred   stock,
     net of costs....................         (1,936,000)               -                -         53,064,000
   Exercise of stock options.........            179,000                -                -            179,000
   Net income........................                  -       41,255,000                -         41,255,000
   Distributions paid:
       Preferred stock...............                  -                -       (3,406,000)        (3,406,000)
       Common stock..................                  -                -      (23,641,000)       (23,641,000)
   Adjustment to  reflect   minority
     interest to underlying ownership
     interest........................         (1,825,000)               -                -         (1,825,000)
                                           --------------- ----------------- ----------------  ----------------
Balances at December 31, 1999........        478,889,000       73,809,000      (52,403,000)       555,531,000
   Issuance of common stock:
       Conversion   of   common   OP
         units.......................          2,530,000                -                -          2,531,000
       Exercise of stock options.....            261,000                -                -            261,000
   Repurchase of common stock........        (16,634,000)               -                -        (16,641,000)
   Net income........................                  -       51,181,000                -         51,181,000
   Distributions paid:
       Preferred stock...............                  -                -       (5,088,000)        (5,088,000)
       Common stock..................                  -                -      (23,241,000)       (23,241,000)
   Adjustment  to   reflect  minority
     interest to underlying ownership
     interest........................           (191,000)               -                -           (191,000)
                                           --------------- ----------------- ----------------  ----------------
Balances at December 31, 2000........      $ 464,855,000    $ 124,990,000     $(80,732,000)     $ 564,343,000
                                           =============== ================= ================  ================

                             PS BUSINESS PARKS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                  For the Years Ended December 31,
                                                                         --------------------------------------------------
                                                                              2000             1999              1998
                                                                         ---------------- ---------------  ----------------
Cash flows from operating activities:
   Net income.......................................................     $  51,181,000    $  41,255,000     $  29,400,000
   Adjustments  to  reconcile  net  income to net cash  provided  by operating activities:
       Gain on investment in Pacific Gulf Properties, Inc...........        (7,849,000)               -                 -
       Gain on disposition of properties............................          (256,000)               -                 -
       Depreciation and amortization expense........................        35,637,000       29,762,000        18,908,000
       Minority interest in income..................................        26,741,000       16,049,000        11,208,000
       Increase in receivables and other assets.....................        (2,004,000)      (3,868,000)       (1,913,000)
       Increase in accrued and other liabilities....................         7,747,000        5,242,000         2,625,000
                                                                         ---------------- ---------------  ----------------
            Total adjustments.......................................        60,016,000       47,185,000        30,828,000
                                                                         ---------------- ---------------  ----------------
         Net cash provided by operating activities..................       111,197,000       88,440,000        60,228,000
                                                                         ---------------- ---------------  ----------------
Cash flows from investing activities:
       Distribution from Pacific Gulf Properties, Inc...............        21,767,000                -                 -
       Investment in marketable securities..........................        (1,720,000)     (18,470,000)                -
       Acquisition of real estate facilities........................       (82,335,000)     (82,087,000)     (289,839,000)
       Disposition of properties....................................        23,763,000                -                 -
       Capital improvements to real estate facilities...............       (19,127,000)     (16,211,000)      (11,091,000)
       Land held for development and construction in progress.......       (19,816,000)     (14,550,000)       (7,716,000)
                                                                         ---------------- ---------------  ----------------
         Net cash used in investing activities......................       (77,468,000)    (131,318,000)     (308,646,000)
                                                                         ---------------- ---------------  ----------------
Cash flows from financing activities:
       Repayment of borrowings from an affiliate....................                 -                -        (3,500,000)
       Borrowings from line of credit...............................                 -       14,000,000        12,500,000
       Repayment of borrowings from line of credit..................                 -      (26,500,000)                -
       Principal payments on mortgage notes payable.................        (6,095,000)     (20,694,000)         (606,000)
       Net proceeds from the issuance of common stock...............           261,000          179,000       272,112,000
       Repurchase of common stock...................................       (16,641,000)               -                 -
       Net proceeds from the issuance of preferred stock............                 -       53,064,000                 -
       Net proceeds from the issuance of preferred operating
         partnership units..........................................        11,698,000      129,613,000                 -
       Distributions paid to preferred shareholders.................        (5,088,000)      (3,406,000)                -
       Distributions paid to minority interests - preferred units...       (12,185,000)      (4,156,000)                -
       Distributions paid to common shareholders....................       (23,241,000)     (23,641,000)      (21,806,000)
       Distributions paid to minority interests - common units......        (7,363,000)      (7,429,000)       (8,098,000)
                                                                         ---------------- ---------------  ----------------
         Net cash (used in) provided by financing activities........       (58,654,000)     111,030,000       250,602,000
                                                                         ---------------- ---------------  ----------------
Net (decrease) increase in cash and cash equivalents................       (24,925,000)      68,152,000         2,184,000
Cash and cash equivalents at the beginning of the period............        74,220,000        6,068,000         3,884,000
                                                                         ---------------- ---------------  ----------------
Cash and cash equivalents at the end of the period..................     $  49,295,000    $  74,220,000     $   6,068,000
                                                                         ================ ===============  ================
Supplemental disclosures:
       Interest paid................................................     $   2,896,000    $   3,053,000     $   2,629,000
                                                                         ================ ===============  ================

                            PS BUSINESS PARKS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                  For the Years Ended December 31,
                                                                         --------------------------------------------------
                                                                              2000             1999              1998
                                                                         ---------------- ---------------  ----------------
Supplemental schedule of non cash investing and financing
   activities:

Acquisitions  of real estate  facilities and  associated  assets and liabilities  in exchange  for  minority  interests  and  mortgage notes payable:
       Real estate facilities.......................................      $          -    $ (20,752,000)    $ (44,592,000)
       Other assets (deposits on real estate acquisitions)..........                 -                -           800,000
       Accrued and other liabilities................................                 -                -         3,531,000
       Minority interest - common units.............................                 -        1,033,000         1,614,000
       Mortgage notes payable.......................................                 -       19,719,000        38,647,000

Business combination:
       Real estate facilities.......................................                 -                -       (48,305,000)
       Other assets.................................................                 -                -          (452,000)
       Accrued and other liabilities................................                 -                -         1,523,000
       Common stock.................................................                 -                -            23,000
       Paid-in capital..............................................                 -                -        46,787,000

Conversion of common OP units into shares of common stock:
       Minority interest - common units.............................        (2,531,000)               -       (33,023,000)
       Common stock.................................................             1,000                -            18,000
       Paid-in capital..............................................         2,530,000                -        33,005,000

Adjustment  to  reflect  minority  interest  to  underlying  ownership interest:
       Minority interest - common units.............................           191,000        1,825,000        12,592,000
       Paid-in capital..............................................          (191,000)      (1,825,000)      (12,592,000)

Adjustment to acquisition cost (see Note 2):
       Real estate facilities.......................................                 -                -        (1,315,000)
       Intangible assets............................................                 -                -         1,315,000

Transfer of developed properties:
       Real estate facilities.......................................        (3,228,000)     (13,650,000)                 -
       Construction in progress.....................................         3,228,000       13,650,000                -

                            PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


1.   Organization and description of business

     Organization

     PS Business Parks, Inc. ("PSB") was incorporated in the state of California in 1990. As of December 31, 2000, PSB owned an approximate 75% general and limited partnership interest in PS Business Parks, L.P. (the "Operating Partnership" or "OP"). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the "Company."

     PSB is the successor to American Office Park Properties, Inc. ("AOPP") which merged with and into Public Storage Properties XI, Inc. ("PSP11") on March 17, 1998 (the "Merger"). The name of the Company was changed to "PS Business Parks, Inc." in connection with the Merger. See Note 3 for a description of the Merger and its terms.

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

     Description of business

     The Company is a fully-integrated, self-advised and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of December 31, 2000, the Company owned and operated 140 commercial properties (approximately 12.6 million net rentable square feet) located in 9 states. The Company also managed 39 commercial properties (approximately
     1.3 million net rentable square feet), on behalf of Public Storage, Inc. ("PSI"), affiliated entities and a third party owner.

2.   Summary of significant accounting policies

     Basis of presentation

     The accompanying consolidated financial statements include the accounts of PSB and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. Historical financial data of PSP11 have not been included in the historical financial statements of PSB.

     Use of estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates.

                            PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000



     Financial instruments

     The methods and assumptions used to estimate the fair value of financial instruments is described below. The Company has estimated the fair value of financial instruments using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop estimates of market value. Accordingly, estimated fair values are not necessary indicative of the amounts that could be realized in current market exchanges.

     The  Company  considers  all highly  liquid  investments  with an  original maturity  of  three  months  or less at the  date  of  purchase  to be cash equivalents. Due to the short period to maturity of our cash and cash equivalents, accounts receivable, other assets and accrued and other liabilities, the carrying values as presented on the consolidated balance sheets are reasonable estimates of fair value. Based on borrowing rates currently available to the Company, the carrying amount of debt approximates fair value.

     Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents, which consist of short-term investments, including commercial paper, are only invested in entities with an investment grade rating. Accounts receivable are not a significant portion of total assets and are comprised of a large number of customers.

     Marketable securities

     The Company owned approximately one million common shares of Pacific Gulf Properties Inc ("PAG") at December 31, 2000. PAG is currently in the process of liquidating its assets. On December 15, 2000, the Company received an initial cash distribution of approximately $21.8 million and recognized a gain of approximately $6.1 million in excess of its original investment. The investment is classified as "trading securities" in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The investment is reflected on the balance sheet at fair market value based upon the quoted market price, resulting in an unrealized gain of $1.7 million which is included in earnings. Dividend income is recognized when earned.

     Real estate facilities

     Real estate facilities are recorded at cost. Costs related to the renovation or improvement of the properties are capitalized. Expenditures for repair and maintenance are expensed as incurred. Buildings and equipment are depreciated on the straight-line method over the estimated useful lives, which are generally 30 and 5 years, respectively.

     Interest cost and property taxes incurred during the period of construction of real estate facilities are capitalized. The Company capitalized $1,415,000, $989,000 and $268,000 of interest expense during the years ended December 31, 2000, 1999 and 1998, respectively.

     Intangible assets

     Intangible assets consist of property management contracts for properties managed, but not owned, by the Company. As properties managed are subsequently acquired by PSB, the unamortized basis of intangible assets related to such property is included in the cost of acquisition of such properties. In connection with the Merger, PSB acquired thirteen properties and included in the cost of such properties is $1,315,000 (net of accumulated amortization of $194,000) of costs previously classified as intangible assets. The intangible assets are being amortized over seven years. Intangible assets are net of accumulated amortization of $1,175,000 and $874,000 at December 31, 2000 and December 31, 1999, respectively.

                            PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

     Evaluation of asset impairment

     The Company evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based on discounting its estimated future cash flows. At December 31, 2000, no such indicators of impairment have been identified.

     Borrowings from and loans to affiliate

     The Company borrowed an aggregate of $179 million from PSI during 1998. The notes bore interest at 6.9% (per annum) and were repaid as of May 27, 1998.

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

     Stock-based compensation

     The Company has elected to adopt the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," but will continue to account for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

     Stock conversion

     On March 17, 1998, in connection with the merger, PSB's common shares were converted into 1.18 shares of PSP11. Similarly, holders of OP units received an additional 0.18 OP units for each outstanding OP unit held at the time of the merger.

     References in the consolidated financial statements and notes thereto with respect to shares of common stock, stock options, and OP units and the related per share/per unit amounts have been retroactively adjusted to reflect the March 1998 conversion in connection with the Merger.

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

                            PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

     Acquisition costs

     In March 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued guidance (the "97-11 Guidance") with respect to Issue No. 97-11, "Accounting for Internal Acquisition Costs Relating to Real Estate Property Acquisitions." The 97-11 Guidance provides that a company shall expense internal pre-acquisition costs (such as costs of an internal acquisitions department) related to the purchase of an operating property. The Company does not capitalize such internal pre-acquisition costs with respect to the acquisition of operating real estate facilities. Accordingly, the 97-11 Guidance had no impact upon the consolidated financial statements and would have had no impact upon financial statements for periods prior to the issuance of the 97-11 Guidance.

     Income taxes

     During 1997, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders. A REIT must distribute at least 95% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2000, 1999 and 1998. In addition, PSP11 (the legal entity for income tax reporting purposes subsequent to the March 17, 19998 merger) believes it has also met these requirements during 1998.
     Accordingly, no provision for income taxes has been made in the accompanying financial statements.

     Net income per common share

     Per share amounts are computed using the weighted average common shares outstanding. "Diluted" weighted average common shares outstanding include the dilutive effect of stock options under the treasury stock method. "Basic" weighted average common shares outstanding excludes such effect. Earnings per share has been calculated as follows:

                                                                           For the Years Ended December 31,
                                                                 --------------------------------------------------
                                                                       2000             1999              1998
                                                                 ---------------- ---------------  ----------------
Net income allocable to common shareholders....................  $    46,093,000  $    37,849,000  $    29,400,000
                                                                 ================ ===============  ================
Weighted average common shares outstanding:

   Basic weighted average common shares outstanding............       23,284,000       23,641,000       19,361,000
   Net effect of  dilutive  stock  options - based on  treasury
     stock method using average market price...................           81,000           68,000           68,000
                                                                 ---------------- ---------------  ----------------
   Diluted weighted average common shares outstanding..........       23,365,000       23,709,000       19,429,000
                                                                 ================ ===============  ================
Basic earnings per common share................................  $         1.98   $         1.60   $         1.52
                                                                 ================ ===============  ================
Diluted earnings per common share..............................  $         1.97   $         1.60   $         1.51
                                                                 ================ ===============  ================


     Reclassifications

     Certain reclassifications have been made to the consolidated financial statements for 1999 in order to conform to the 2000 presentation.

                            PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000



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
                                                         =============

                            PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


     The historical operating results of PSP11 prior to the Merger have not been included in PSB's historical operating results. Pro forma data for the year ended December 31, 1998 as though the Merger and related exchange of properties have been effective at the beginning of fiscal 1998 are as follows:

                                                            For the Year Ended
                                                            December 31, 1998
                                                           -------------------
     Revenues..........................................     $    92,137,000
     Net income........................................     $    30,159,000
     Net income per share - basic......................     $          1.52
     Net income per share - diluted....................     $          1.52



The pro forma data does not purport to be indicative either of the results of operations that would have occurred had the Merger occurred at the beginning of fiscal 1998 or of the future results of PSB.

4.   Real estate facilities

     The activity in real estate facilities for the years ended December 31, 2000, 1999 and 1998 is as follows:


                                                                                 Accumulated
                                                Land            Buildings        Depreciation          Total
                                          ----------------- ------------------ ----------------- -----------------
     Balances at December 31, 1997......   $    91,754,000   $   226,466,000    $    (3,982,000)  $   314,238,000
       Property acquisitions............        70,087,000       263,920,000                  -       334,007,000
       Acquired in connection with the
          Merger........................        14,400,000        33,905,000                  -        48,305,000
       Adjustment from intangible assets
                                                         -         1,315,000                  -         1,315,000
       Capital improvements.............                 -        11,091,000                  -        11,091,000
       Depreciation expense.............                 -                 -        (18,535,000)      (18,535,000)
                                          ----------------- ------------------ ----------------- -----------------
     Balances at December 31, 1998......       176,241,000       536,697,000        (22,517,000)      690,421,000
       Property acquisitions............        18,705,000        84,134,000                  -       102,839,000
       Property held for disposition....        (4,531,000)      (10,706,000)         1,002,000       (14,235,000)
       Developed projects...............         3,725,000         9,925,000                  -        13,650,000
       Capital improvements.............                 -        16,211,000                  -        16,211,000
       Depreciation expense.............                 -                 -        (29,461,000)      (29,461,000)
                                          ----------------- ------------------ ----------------- -----------------
     Balances at December 31, 1999......       194,140,000       636,261,000        (50,976,000)      779,425,000
       Property acquisitions............        21,517,000        60,818,000                  -        82,335,000
       Property dispositions............        (1,995,000)       (9,748,000)         2,471,000        (9,272,000)
       Developed projects...............           358,000         2,870,000                  -         3,228,000
       Capital improvements.............                 -        19,127,000                  -        19,127,000
       Depreciation expense.............                 -                 -        (35,336,000)      (35,336,000)
                                          ----------------- ------------------ ----------------- -----------------
     Balances at December 31, 2000......   $   214,020,000   $   709,328,000    $   (83,841,000)  $   839,507,000
                                          ================= ================== ================= =================

     The unaudited basis of real estate facilities for Federal income tax purposes was approximately $775 million at December 31, 2000.

                            PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


     During the years ended December 31, 2000, 1999 and 1998, the Company incurred $19.8 million, $14.6 million and $7.7 million in development costs, respectively. In 1999, the Company completed and transferred to real estate facilities a 61,000 square foot development in Dallas, Texas and a 66,000 square foot development in Beaverton, Oregon of approximately $13.6 million. In 2000, the Company completed and transferred to real estate facilities a 22,000 square foot development in Beaverton, Oregon of approximately $3.2 million.

5.   Leasing activity

     The Company leases space in its real estate facilities to tenants under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues excluding recovery of expenses as of December 31, 2000 under these leases are as follows:

              2001................................         $  106,074,000
              2002................................             87,262,000
              2003................................             63,072,000
              2004................................             44,105,000
              2005................................             29,488,000
              Thereafter..........................             33,821,000
                                                        ----------------------
                                                           $  363,822,000
                                                        ======================

     In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amount to $19,265,000, $16,591,000 and $10,357,000 for the years ended December 31,
     2000, 1999 and 1998, respectively. These amounts are included as rental income and cost of operations in the accompanying consolidated statements of income.

6.   Revolving line of credit

     In September 2000, the Company extended its unsecured line of credit (the "Credit Facility") with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 6, 2003. The expiration date may be extended by one year on each anniversary of the Credit Facility. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.75% to LIBOR plus 1.35% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 1.00%). In addition, the Company is required to pay an annual commitment fee of 0.25% of the borrowing limit. The Company had no outstanding balance and $100 million available on its line of credit at December 31, 2000 and December 31, 1999.

     The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.50 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively,
     (iii) maintain a minimum total shareholders' equity (as defined) and (iv) limit distributions to 95% of funds from operations. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company's unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 2000.

                            PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

7.   Mortgage notes payable

     Mortgage notes consist of the following:

                                                                               December 31,        December 31,
                                                                                   2000                1999
                                                                            ------------------- ------------------
     7.125%  mortgage  note,  secured by one  commercial  property with an
          approximate  carrying  amount  of  $18,723,000,   principal  and
          interest payable monthly, due May 2006..........................    $    8,570,000     $    8,751,000
     8.190%  mortgage  note,  secured by one  commercial  property with an
          approximate  carrying  amount  of  $12,293,000,   principal  and
          interest payable monthly, due March 2007........................         6,482,000          6,666,000
     7.290%  mortgage  note,  secured by one  commercial  property with an
          approximate   carrying  amount  of  $8,070,000,   principal  and
          interest payable monthly, due February 2009.....................         6,272,000          6,372,000
     7.280%  mortgage  note,  secured by two  commercial  properties  with approximate carrying amounts totaling $7,725,000,  principal and
          interest payable monthly, due February 2003.....................         4,186,000          4,304,000
     8.000%  mortgage  note,  secured by one  commercial  property with an
          approximate   carrying  amount  of  $5,439,000,   principal  and
          interest payable monthly, due April 2003........................         2,022,000          2,108,000
     8.500%  mortgage  note,  secured by one  commercial  property with an
          approximate   carrying  amount  of  $3,424,000,   principal  and
          interest payable monthly, due July 2007.........................         1,850,000          1,898,000
     8.000% mortgage note,  secured  by one commerical  property  with  an
          approximate   carrying  amount  of  $3,256,000,   principal  and
          interest payable monthly, due April 2003........................         1,589,000          1,640,000
     8.125% mortgage note, paid off in March 2000.........................                 -          5,327,000
                                                                            ------------------- ------------------
                                                                              $   30,971,000     $   37,066,000
                                                                            =================== ==================


     At December 31, 2000, approximate principal maturities of mortgage notes payable are as follows:

               2001................................         $      828,000
               2002................................                894,000
               2003................................              7,871,000
               2004................................                696,000
               2005................................                752,000
               Thereafter..........................             19,930,000
                                                          ------------------
                                                            $   30,971,000
                                                          ==================

                            PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


     The mortgage notes have a weighted average interest rate of 7.59% and an average maturity of 5.4 years.

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

     At December 31, 2000, there were 7,335,839 OP units owned by minority interests (7,305,355 were owned by PSI and affiliated entities and 30,484 were owned by unaffiliated third parties). On a fully converted basis, assuming all 7,335,839 minority interest OP units were converted into shares of common stock of PSB at December 31, 2000, the minority interests would own approximately 24% of the common shares outstanding. At the end of each reporting period, PSB determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests' equity in the Company.

     Preferred units

     On April 23, 1999, the Operating Partnership completed a private placement of 510,000 preferred units with a preferred distribution rate of 8 7/8%. The net proceeds from the placement of preferred units were approximately $12.5 million and were used to repay borrowings from an affiliate.

                                PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

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

     The Operating Partnership has the right to redeem the preferred units on or after the fifth anniversary of the issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PS Business Parks, Inc. on or after the tenth anniversary of the date of issuance at the option of the Operating
     Partnership or majority of the holders of the preferred units. The Preferred Stock will have the same distribution rate and par value as the respective units and will have equivalent terms to those described in Note 10.

9.   Property management contracts

     The Operating Partnership manages industrial, office and retail facilities for PSI, entities affiliated with PSI and a third party. These facilities, all located in the United States, operate under the "Public Storage" or "PS Business Parks" name.

     The property management contracts provide for compensation of a percentage of the gross revenue of the facilities managed. Under the supervision of the property owners, the Operating Partnership coordinates rental policies, rent collections, marketing activities, the purchase of equipment and supplies, maintenance activities, and the selection and engagement of vendors, suppliers and independent contractors. In addition, the Operating Partnership assists and advises the property owners in establishing policies for the hire, discharge and supervision of employees for the operation of these facilities, including property managers, leasing, billing and maintenance personnel.

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

     Holders of the Company's preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company's Board of Directors until all events of default have been cured. At December 31, 2000, there were no dividends in arrears.

                            PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


     Except under certain conditions relating to the Company's qualification as a REIT, the preferred stock is not redeemable prior to April 30, 2004. On or after April 30, 2004, the preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends.

     The Company paid $5,088,000 ($2.312500 per depositary share) and $3,406,000 ($1.548090 per depositary share) in distributions to its preferred shareholders for the years ended December 31, 2000 and 1999, respectively. No preferred distributions were paid in 1998.

     Common stock

     On January 7, 1998, a holder of common OP units exercised its option and converted its 1,785,007 common OP units into an equal number of shares of PSB common stock. The conversion resulted in an increase in shareholders' equity and a corresponding decrease in minority interest of approximately $33,023,000 representing the book value of the OP units at the time of conversion.

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

     On March 2, 2000, the Board of Directors authorized the repurchase from time to time of up to 1,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. On July 27, 2000, the Board of Directors authorized the repurchase of up to an additional 600,000 shares of the Company's common stock (for a total repurchase authorization of up to 1,600,000 shares) on the open market or in privately negotiated transactions. Purchases will be made subject to market conditions and other investment opportunities available to the Company. As of December 31, 2000, the Company had repurchased 722,600 shares of common stock at an aggregate cost of approximately $16.6 million.

     On March 31, 2000, a holder of common OP units exercised its option and converted its 107,517 common OP units into an equal number of shares of PSB common stock. The conversion resulted in an increase in shareholders' equity and a corresponding decrease in minority interest of approximately $2,531,000 representing the book value of the OP units at the time of conversion.

     The Company paid $23,241,000  ($1.00 per common share),  $23,641,000 ($1.00 per common share) and $21,806,000 ($1.10 per common share) in distributions to its common shareholders for the years ended December 31, 2000, 1999 and 1998, respectively. Pursuant to restrictions on the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

                            PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


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

11.  Stock options

     PSB has a 1997 Stock Option and Incentive Plan (the "Plan"). Under the Plan, PSB has granted non-qualified options to certain directors, officers and key employees to purchase shares of PSB's common stock at a price no less than the fair market value of the common stock at the date of grant. Generally, options under the Plan vest over a three-year period from the date of grant at the rate of one third per year and expire ten years after the date of grant. The remaining contractual lives were 8.4 and 7.9 years, respectively at December 31, 2000 and 1999.

     At December 31, 2000, there were 1,500,000 options authorized to grant. Information with respect to the Plan is as follows:


                                                                                              Weighted
                                                          Number of       Exercise             Average
                                                           Options         Price           Exercise Price
                                                        ------------- ------------------  ----------------
     Outstanding at December 31, 1997...........           305,570     $16.69 - $22.88            $16.80
          Granted...............................           222,500      22.88 - 25.00              24.01
          Exercised.............................           (39,024)         16.69                  16.69
          Forfeited.............................                 -            -                        -
                                                        ------------- ------------------  ----------------
     Outstanding at December 31, 1998...........           489,046      16.69 - 25.00              20.09
          Granted...............................            11,000      24.69 - 24.75              24.70
          Exercised.............................            (7,191)         16.69                  16.69
          Forfeited.............................           (10,497)     16.69 - 25.00              18.67
                                                        ------------- ------------------  ----------------
     Outstanding at December 31, 1999...........           482,358      16.69 - 25.00              20.28
          Granted...............................           305,500      20.50 - 26.95              25.74
          Exercised.............................           (13,237)     16.69 - 25.00              17.72
          Forfeited.............................          (135,939)     16.69 - 25.00              21.05
                                                        ------------- ------------------  ----------------
     Outstanding at December 31, 2000...........           638,682     $16.69 - $26.95            $22.78
                                                        ============= ==================  ================
     Exercisable at:
          December 31, 1999.....................           226,417     $16.69 - $25.00            $19.16
          December 31, 2000.....................           278,340     $16.69 - $25.00            $19.32



     The Company applies APB 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized. The weighted average grant date fair value of the options for 2000, 1999 and 1998 were $4.42, $4.16 and $4.53, respectively. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's proforma net income available to common shareholders would have been:


                                                                         For the Years Ended December 31,
                                                                ---------------------------------------------------
                                                                       2000             1999            1998
                                                                ----------------- ---------------- ----------------
Pro forma net income allocable to common shareholders..........  $    45,545,000  $    37,224,000  $    28,874,000
                                                                ================= ================ ================
Pro forma earnings per common share - Basic....................  $         1.96   $         1.57   $         1.49
                                                                ================= ================ ================
Pro forma earnings per common share - Diluted..................  $         1.96   $         1.57   $         1.49
                                                                ================= ================ ================

     For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively; dividend yield of 4.1%, 4.3% and 4.9%; expected volatililty of 19.4%, 21.3% and 26.7%; expected lives of five years; and risk-free interest rates of 6.2%, 5.6% and 5.6%. The pro forma effect on net income allocable to common shareholders during 2000, 1999 and 1998 will not be representative of the pro forma effect on net income allocable to common shareholders in future years.

     During 2000, the Company also granted 36,500 restricted stock units to employees under the Plan, of which 34,500 restricted stock units were outstanding at December 31, 2000. The restricted stock units were granted at a zero exercise price. The fair market value of the restricted stock units at the date of grant ranged from $24.00 to $25.75 per restricted stock unit. The restricted stock units are subject to a five-year vesting schedule, at 30% in year three, 30% in year four and 40% in year five. Compensation expense of $86,000 was recognized during the year ended December 31, 2000. No restricted stock units were converted to common stock in 2000.

12.  Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company on January 1, 2001. This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company adopted SFAS No. 133 on January 1, 2001. This adoption had no material impact on the Company's consolidated financial statements.

13.  Supplementary quarterly financial data (unaudited)


                                                               Three Months Ended
                                    -------------------------------------------------------------------------
                                       March 31,          June 30,         September 30,       December 31,
                                         1999               1999               1999                1999
                                    ----------------- ------------------ ------------------ -----------------
    Revenues.................        $  29,251,000      $  31,248,000      $  33,281,000      $  34,833,000
    Net income allocable to
    common shareholders......        $   9,442,000      $   9,393,000      $   9,383,000      $   9,631,000

    Net income per share:
    ---------------------
    Basic....................                $0.40              $0.40              $0.40              $0.41
    Diluted..................                $0.40              $0.40              $0.40              $0.41

                                                               Three Months Ended
                                    -------------------------------------------------------------------------
                                       March 31,          June 30,         September 30,       December 31,
                                         2000               2000               2000                2000
                                    ----------------- ------------------ ------------------ -----------------
    Revenues.................        $  35,864,000      $  37,991,000      $  38,485,000      $  38,294,000
    Net income allocable to
    common shareholders......        $   9,471,000      $  10,240,000      $  10,199,000      $  16,183,000

    Net income per share:
    ---------------------
    Basic....................                $0.40              $0.44              $0.44              $0.70
    Diluted..................                $0.40              $0.44              $0.44              $0.70


                            PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

14.  Commitments and contingencies


     Substantially all of the Company's properties have been subjected to Phase I environmental reviews. Such reviews have not revealed, nor is management aware of, any probable or reasonably possible environmental costs that management believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any potentially material environmental liability, except as discussed below.

     The Company acquired a property in Beaverton, Oregon ("Creekside Corporate Park") in May 1998. A portion of Creekside Corporate Park, as well as properties adjacent to Creekside Corporate Park, are currently the subject of an environmental remedial investigation/feasibility study ("RI/FS") that is being conducted by two current and past owner/operators of an industrial facility on adjacent property, pursuant to an order issued by the Oregon Department of Environmental Quality ("ODEQ"). As part of that study, ODEQ ordered the owner/operators of the industrial facility to sample soil and groundwater on the Company's property to determine the nature and extent of contamination resulting from past operations at the industrial facility. The Company, which is not a party to the Order on Consent, executed separate Access Agreements with the two owner/operators to allow access to portions of Creekside Corporate Park to conduct the required sampling and testing. The sampling and testing is ongoing; results to date indicate that the contamination from the industrial facility has migrated onto portions of Creekside Corporate Park owned by the Company.

     There  is no  evidence  that  the  Company's  past  or  current  use of the
     Creekside Corporate Park property contributed in any way to the contamination that is the subject of the current investigation. Nevertheless, upon completion of the RI/FS, it is likely that removal or remedial measures will be required to address contamination detected during the current investigation, including any contamination on or under the Creekside Corporate Park property. Because of the preliminary nature of the investigation, the Company cannot predict the outcome of the investigation, nor can it estimate the costs of any remediation or removal activities that may be required.

     One of the two owner/operators that are conducting the RI/FS pursuant to the Order on Consent recently filed for Chapter 11 bankruptcy protection. It is not clear at this point what impact, if any, this filing will have on the completion of the RI/FS, or on any removal or remedial activities ordered by the ODEQ. It is possible that the ODEQ could require the Company to participate in completing the RI/FS and implementing removal or remedial actions that may be required on the Company's property, or to pay a portion of the costs to do so. In the event the Company is ultimately deemed responsible for any costs relating to this matter, the Company believes that the party from whom the property was purchased will be responsible for any expenses or liabilities that the Company may incur as a result of this contamination. In addition, the Company believes it may have recourse against other potentially responsible parties, including, but not limited to, one or both of the owner/operators of the adjacent industrial facility.

     On November 3, 1999, the Company filed an action entitled PS Business Parks, Inc. v. Larry Howard, et al. (Case No. BC219580) in the Los Angeles Superior Court seeking damages in excess of $1 million, as well as equitable relief. The complaint alleges that Mr. Howard and entities controlled by him engaged in unfair trade practices, including (1) negotiating kickbacks, secret rebates and/or unearned discounts from third party suppliers for "providing" Company business to those suppliers and (2) disrupting the Company's relationship with various suppliers. Mr. Howard is not an officer, employee or authorized agent of the Company. On November 13, 2000, the Court entered a summary judgment against the Company. The Company is appealing the Court's decision.

                                PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


     On or about February 14, 2000, Mr. Howard and entities controlled by him filed a cross-complaint against the Company, Public Storage, Inc., and several other cross-defendants alleging, among other things, (1) interference with Mr. Howard's contractual relations with various third party suppliers, (2) violation of Title VII of the Civil Rights Act and (3) abuse of process. None of the cross-complainants assigned any dollar amount in the cross-complaint to the claims. All of the claims in this cross-complaint against the Company have been dismissed with the exception of one claim for interference. The Company intends to vigorously contest this remaining claim in the cross-complaint.

     On November 27, 2000, Mary Jayne Howard, a former officer of the Company, filed a demand for arbitration with the American Arbitration Association alleging claims against the Company for breach of contract, gender discrimination, marital discrimination, and wrongful termination based on public policy. The demand seeks damages of approximately $2 million. The Company plans to vigorously contest these claims.

     On  November  27,  2000,  the  Company  filed an action in the Los  Angeles
     Superior Court seeking damages in excess of $1 million, as well as equitable relief, against Mr. Howard, entities controlled by him, and Mrs. Howard alleging claims for breach of fiduciary duty, fraud, constructive fraud, aiding and abetting, intentional interference with prospective economic advantage and unfair competition, among other things.

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

15.  Reportable Segments

     The Company has three reportable segments: flex properties, office properties and industrial properties located in eight geographical regions. Flex properties can generally be described as facilities that are configured with a combination of office and warehouse space and can be designed to fit an almost limitless number of uses (including office, assembly, showroom, laboratory, light manufacturing and warehouse). Office properties consist primarily of low-rise suburban office buildings. Industrial properties are designed for light manufacturing, assembly, storage and warehousing, distribution and research and developement activities. The properties generate rental income through the leasing of space to a diverse group of tenants. The accounting policies of the Company's segments are the same as those described in Note 2.

     The Company evaluates the performance of its properties primarily based on net operating income ("NOI"). NOI is defined by the Company as rental income less cost of operations. Accordingly, NOI excludes certain items such as interest income, dividend income, depreciation expense, amortization expense, general and administrative expense, interest expense and minority interest in income which are included in the determination of net income under accounting principles generally accepted in the United States.

                                                      For the Year Ended December 31, 2000
                                  ---------------------------------------------------------------------------
                                         Flex              Office           Industrial            Total
                                  ------------------ ------------------ ------------------ ------------------
    Revenue:
    Southern California......      $   27,072,000     $     6,233,000    $    4,365,000     $    37,670,000
    Northern California......          13,165,000           1,319,000         2,493,000          16,977,000
    Southern Texas...........           8,938,000           2,146,000                 -          11,084,000
    Northern Texas...........          17,729,000           1,454,000                 -          19,183,000
    Virginia.................          18,712,000           3,663,000                 -          22,375,000
    Maryland.................           9,583,000           3,009,000                 -          12,592,000
    Oregon...................          13,457,000           3,196,000                 -          16,653,000
    Other....................           7,637,000                   -                 -           7,637,000
                                  ------------------ ------------------ ------------------ ------------------
                                   $  116,293,000     $    21,020,000    $    6,858,000     $   144,171,000
                                  ================== ================== ================== ==================

                            PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

    NOI:
    ---
    Southern California......      $   21,385,000     $     3,948,000    $    3,541,000     $    28,874,000
    Northern California......           9,835,000             884,000         1,936,000          12,655,000
    Southern Texas...........           5,899,000             762,000                 -           6,661,000
    Northern Texas...........          12,565,000             694,000                 -          13,259,000
    Virginia.................          14,147,000           2,257,000                 -          16,404,000
    Maryland.................           7,271,000           1,846,000                 -           9,117,000
    Oregon...................          11,112,000           2,194,000                 -          13,306,000
    Other....................           4,605,000                   -                 -           4,605,000
                                 ------------------ ------------------ ------------------ ------------------
                                   $   86,819,000     $    12,585,000    $    5,477,000     $   104,881,000
                                 ================== ================== ================== ==================

                                                      For the Year Ended December 31, 1999
                                 ---------------------------------------------------------------------------
                                         Flex              Office           Industrial            Total
                                 ------------------ ------------------ ------------------ ------------------
    Revenue:
    --------
    Southern California......      $   24,968,000     $    4,829,000     $    4,165,000     $   33,962,000
    Northern California......           8,806,000          1,277,000          2,293,000         12,376,000
    Southern Texas...........           7,659,000          2,240,000                  -          9,899,000
    Northern Texas...........          14,473,000          1,621,000                  -         16,094,000
    Virginia.................          15,728,000          3,096,000                  -         18,824,000
    Maryland.................           9,275,000          4,340,000                  -         13,615,000
    Oregon...................          12,187,000          2,497,000                  -         14,684,000
    Other....................           5,873,000                  -                  -          5,873,000
                                 ------------------ ------------------ ------------------ ------------------
                                   $   98,969,000     $    19,900,000    $    6,458,000     $  125,327,000
                                 ================== ================== ================== ==================
    NOI:
    ---
    Southern California......      $   19,049,000     $    3,032,000     $    3,345,000     $   25,426,000
    Northern California......           6,532,000            864,000          1,780,000          9,176,000
    Southern Texas...........           5,444,000            986,000                  -          6,430,000
    Northern Texas...........          10,113,000            755,000                  -         10,868,000
    Virginia.................          11,795,000          1,884,000                  -         13,679,000
    Maryland.................           6,847,000          2,795,000                  -          9,642,000
    Oregon...................           9,831,000          1,634,000                  -         11,465,000
    Other....................           3,750,000                  -                  -          3,750,000
                                 ------------------ ------------------ ------------------ ------------------
                                   $   73,361,000     $    11,950,000    $    5,125,000     $   90,436,000
                                 ================== ================== ================== ==================

                                                      For the Year Ended December 31, 1998
                                 ---------------------------------------------------------------------------
                                         Flex              Office           Industrial            Total
                                 ------------------ ------------------ ------------------ ------------------
    Revenue:
    --------
    Southern California......      $   21,094,000     $    4,557,000     $    3,279,000     $   28,930,000
    Northern California......           4,288,000          1,175,000          2,094,000          7,557,000
    Southern Texas...........           1,854,000          2,079,000                  -          3,933,000
    Northern Texas...........           8,426,000          1,568,000                  -          9,994,000
    Virginia.................          12,695,000          1,684,000                  -         14,379,000
    Maryland.................           7,973,000            358,000                  -          8,331,000
    Oregon...................           8,226,000          1,499,000                  -          9,725,000
    Other....................           5,471,000                  -                  -          5,471,000
                                 ------------------ ------------------ ------------------ ------------------
                                   $   70,027,000     $    12,920,000    $    5,373,000     $   88,320,000
                                 ================== ================== ================== ==================
    NOI:
    ----
    Southern California......      $   15,608,000     $    2,767,000     $    2,428,000     $   20,803,000
    Northern California......           3,172,000            743,000          1,598,000          5,513,000
    Southern Texas...........           1,116,000            963,000                  -          2,079,000
    Northern Texas...........           5,955,000            831,000                  -          6,786,000
    Virginia.................           9,185,000            885,000                  -         10,070,000
    Maryland.................           5,540,000            254,000                  -          5,794,000
    Oregon...................           6,596,000          1,056,000                  -          7,652,000
    Other....................           3,550,000                  -                  -          3,550,000
                                 ------------------ ------------------ ------------------ ------------------
                                   $   50,722,000     $    7,499,000     $    4,026,000     $   62,247,000
                                 ================== ================== ================== ==================

Revenues are from external customers and no revenues are generated from transactions between segments. No single tenant accounted for more than 10% of the Company's total revenues. No segment data relative to assets or liabilities is presented since the Company does not evaluate performance based upon the assets or liabilities of the segments. The Company does not believe that historical cost of real estate facilities has any significant bearing upon the performance of the properites.

                             PS BUSINESS PARKS, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                               Cost
                                                                                           Capitalized
                                                                                            Subsequent
                                                                                                to
                                                                  Initial Cost to Company   Acquisition
                                                                 ---------------------------------------
                                                                              Buildings       Buildings
                                                                                and             and
         Description               Location        Encumbrances     Land     Improvements   Improvements
---------------------------- -------------------  -------------- ---------- -------------- -------------
I-435.....................   Overland Park, KS      $   -        $  889       $ 2,176         $  414
Produce...................   San Francisco, CA          -           770         1,886             15
Crenshaw II...............   Torrance, CA               -         2,318         6,069            610
Airport...................   San Francisco, CA          -           899         2,387            139
Christopher Ave...........   Gaithersburg, MD           -           475         1,203            123
Monterey Park.............   Monterey Park, CA          -         3,078         7,862            377
Calle Del Oaks............   Monterey, CA               -           282           706            112
Milwaukie I...............   Milwaukie, OR              -         1,125         2,857            603
Edwards Road..............   Cerritos, CA               -           450         1,217            256
Rainier...................   Renton, WA                 -           330           889            153
Lusk......................   San Diego, CA              -         1,500         3,738            406
Eisenhower................   Alexandria, VA             -         1,440         3,635            374
McKellips.................   Tempe, AZ                  -           195           522             49
Old Oakland Rd............   San Jose, CA               -         3,458         8,765            548
Junipero..................   Signal Hill, CA            -           900         2,510             62
Watson Plaza..............   Lakewood, CA               -           930         2,360            136
Northgate Blvd............   Sacramento, CA             -         1,710         4,567            377
Camino Del Rio S..........   San Diego, CA              -           930         2,388            410
Uplander..................   Culver City, CA            -         3,252         8,157          1,487
University................   Tempe, AZ                  -         2,160         5,454            715
E. 28th Street............   Signal Hill, CA            -         1,500         3,749            325
W. Main...................   Mesa, AZ                   -           675         1,692            242
S. Edward.................   Tempe, AZ                  -           645         1,653            377
Leapwood Ave..............   Carson, CA                 -           990         2,496            588
Downtown Center...........   Nashville, TN              -           660         1,681            516
Airport South.............   Nashville, TN              -           660         1,657            202
Great Oaks................   Woodbridge, VA             -         1,350         3,398            302
Ventura Blvd. II..........   Studio City, CA            -           621         1,530            160
Largo 95..................   Largo, MD                  -         3,085         7,332            519
Gunston...................   Lorton, VA                 -         4,146        17,872          1,099
Canada....................   Lake Forest, CA            -         5,508        13,785          1,291
Ridge Route...............   Laguna Hills, CA           -        16,261        39,559            619
Lake Forest Commerce Park.   Laguna Hills, CA           -         2,037         5,051            417
Buena Park Industrial.....   Buena Park, CA             -         3,245         7,703            743
Cerritos Business Center..   Cerritos, CA               -         4,218        10,273            821
Parkway Commerce Center...   Hayward, CA                -         4,398        10,433            892
Northpointe E.............   Sterling, VA               -         1,156         2,957             84
Ammendale.................   Beltsville, MD             -         4,278        18,380            944
Centrepointe..............   Landover, MD           8,570         3,801        16,708          1,061


                                                    Gross Amount at Which Carried at
                                                           December 31, 2000
                                                   -------------------------------------
                                                                  Building                                          Depreciable
                                                                    and                  Accumulated       Date        Lives
         Description               Location          Land       Improvements    Totals   Depreciation    Acquired     (Years)
---------------------------- --------------------- ---------  ---------------- --------- ------------- ------------ ------------
I-435.....................   Overland Park, KS      $  889       $ 2,590        $ 3,479      $   219     3/17/98       5-30
Produce...................   San Francisco, CA         770         1,901          2,671          185     3/17/98       5-30
Crenshaw II...............   Torrance, CA            2,318         6,679          8,997          907     4/12/97       5-30
Airport...................   San Francisco, CA         899         2,526          3,425          326     4/12/97       5-30
Christopher Ave...........   Gaithersburg, MD          475         1,326          1,801          183     4/12/97       5-30
Monterey Park.............   Monterey Park, CA       3,078         8,239         11,317        1,100     1/1/97        5-30
Calle Del Oaks............   Monterey, CA              282           818          1,100          121     1/1/97        5-30
Milwaukie I...............   Milwaukie, OR           1,125         3,460          4,585          465     1/1/97        5-30
Edwards Road..............   Cerritos, CA              450         1,473          1,923          202     1/1/97        5-30
Rainier...................   Renton, WA                330         1,042          1,372          143     1/1/97        5-30
Lusk......................   San Diego, CA           1,500         4,144          5,644          559     1/1/97        5-30
Eisenhower................   Alexandria, VA          1,440         4,009          5,449          532     1/1/97        5-30
McKellips.................   Tempe, AZ                 195           571            766           77     1/1/97        5-30
Old Oakland Rd............   San Jose, CA            3,458         9,313         12,771        1,238     1/1/97        5-30
Junipero..................   Signal Hill, CA           900         2,572          3,472          304     1/1/97        5-30
Watson Plaza..............   Lakewood, CA              930         2,496          3,426          325     1/1/97        5-30
Northgate Blvd............   Sacramento, CA          1,710         4,944          6,654          642     1/1/97        5-30
Camino Del Rio S..........   San Diego, CA             930         2,798          3,728          384     1/1/97        5-30
Uplander..................   Culver City, CA         3,252         9,644         12,896        1,363     1/1/97        5-30
University................   Tempe, AZ               2,160         6,169          8,329          839     1/1/97        5-30
E. 28th Street............   Signal Hill, CA         1,500          4,074        5,574           536     1/1/97        5-30
W. Main...................   Mesa, AZ                  675          1,934        2,609           256     1/1/97        5-30
S. Edward.................   Tempe, AZ                 645          2,030        2,675           281     1/1/97        5-30
Leapwood Ave..............   Carson, CA                990          3,084        4,074           446     1/1/97        5-30
Downtown Center...........   Nashville, TN             660          2,197        2,857           295     1/1/97        5-30
Airport South.............   Nashville, TN             660          1,859        2,519           246     1/1/97        5-30
Great Oaks................   Woodbridge, VA          1,350          3,700        5,050           476     1/1/97        5-30
Ventura Blvd. II..........   Studio City, CA           621          1,690        2,311           237     1/1/97        5-30
Largo 95..................   Largo, MD               3,085          7,851       10,936           941     9/24/97       5-30
Gunston...................   Lorton, VA              4,146         18,971       23,117         2,562     6/17/98       5-30
Canada....................   Lake Forest, CA         5,508         15,076       20,584         1,284    12/23/97       5-30
Ridge Route...............   Laguna Hills, CA       16,261         40,178       56,439         4,212    12/23/97       5-30
Lake Forest Commerce Park.   Laguna Hills, CA        2,037          5,468        7,505           826    12/23/97       5-30
Buena Park Industrial.....   Buena Park, CA          3,245          8,446       11,691           976    12/23/97       5-30
Cerritos Business Center..   Cerritos, CA            4,218         11,094       15,312         1,254    12/23/97       5-30
Parkway Commerce Center...   Hayward, CA             4,398         11,325       15,723         1,223    12/23/97       5-30
Northpointe E.............   Sterling, VA            1,156          3,041        4,197           348    12/10/97       5-30
Ammendale.................   Beltsville, MD          4,278         19,324       23,602         3,578     1/13/98       5-30
Centrepointe..............   Landover, MD            3,801         17,769       21,570         2,847     3/20/98       5-30

                             PS BUSINESS PARKS, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                               Cost
                                                                                           Capitalized
                                                                                            Subsequent
                                                                                                to
                                                                  Initial Cost to Company   Acquisition
                                                                 ---------------------------------------
                                                                              Buildings      Buildings
                                                                                 and            and
         Description              Location         Encumbrances     Land     Improvements   Improvements
---------------------------- -------------------  -------------- ---------- -------------- -------------
Shaw Road.................   Sterling, VA               -          2,969        10,008          510
Creekside-Phase 1.........   Beaverton, OR              -          4,519        13,651          634
Creekside-Phase 2 Bldg-4..   Beaverton, OR              -            832         2,542          112
Creekside-Phase 2 Bldg-5..   Beaverton, OR              -            521         1,603           54
Creekside-Phase 2 Bldg-1..   Beaverton, OR              -          1,326         4,035          249
Creekside-Phase 3.........   Beaverton, OR              -          1,353         4,101          157
Creekside-Phase 5.........   Beaverton, OR              -          1,741         5,301          415
Creekside-Phase 6.........   Beaverton, OR              -          2,616         7,908          200
Creekside-Phase 7.........   Beaverton, OR              -          3,293         9,938          257
Creekside-Phase 8.........   Beaverton, OR              -          1,140         3,644           79
Woodside-Phase 1..........   Beaverton, OR              -          2,987         8,982          380
Woodside-Phase 2 Bldg-6...   Beaverton, OR              -            255           784           43
Woodside-Phase 2 Bldg-7&8.   Beaverton, OR              -          2,101         6,386          224
Woodside-Sequent 1........   Beaverton, OR              -          2,890         8,672           27
Woodside-Sequent 5........   Beaverton, OR              -          3,093         9,279            2
Northpointe G.............   Sterling, VA           1,850            824         2,964           82
Spectrum 95...............   Landover, MD               -          1,610         7,129          877
Las Plumas................   San Jose, CA               -          4,379        12,889          344
Lafayette.................   Chantilly, VA              -            671         4,179           27
CreeksideVII..............   Beaverton, OR              -            358         3,232           82
Woodside-Greystone........   Beaverton, OR              -          1,262         6,966        2,423
Dulles South..............   Chantilly, VA          1,884            599         3,098           35
Sullyfield Circle.........   Chantilly, VA          2,302            774         3,712           83
Park East I & II..........   Chantilly, VA          6,482          2,324        10,875           33
Park East III.............   Chantilly, VA          6,272          1,527         7,154            4
Northpointe A.............   Sacramento, CA             -            729         3,324          206
Corporate Park Phoenix....   Phoenix, AZ                -          2,761        10,269          276
Santa Clara Tech Park.....   Santa Clara, CA            -          7,673        15,645            -
Corporate Pointe..........   Irvine, CA                 -          6,876        18,519           95
Northpointe B.............   Sacramento, CA             -            717         3,269           35
Northpointe C.............   Sacramento, CA             -            726         3,313           48
Northpointe D.............   Sacramento, CA             -            427         1,950           21
Northpointe E.............   Sacramento, CA             -            432         1,970           33
I-95 Building I...........   Springfield, VA            -          1,308         5,790            -
I-95 Building II..........   Springfield, VA            -          1,308         5,790            -
I-95 Building III.........   Springfield, VA            -            919         4,092            -
Lamar Boulevard...........   Austin, TX                 -          2,528         6,596        2,033
N. Barker's Landing.......   Houston, TX                -          1,140         3,003        1,032
One Park Ten..............   San Antonio, TX            -          1,500         4,266        3,862

                                                     Gross Amount at Which Carried at
                                                           December 31, 2000
                                                   -------------------------------------
                                                                  Buildings                                          Depreciable
                                                                    and                   Accumlated       Date        Lives
         Description            Location             Land       Improvements    Totals   Depreciation    Acquired     (Years)
---------------------------- --------------------- ---------  ---------------- --------- ------------- ------------ ------------
Shaw Road.................   Sterling, VA            2,969         10,518      13,487         1,888       3/9/98        5-30
Creekside-Phase 1.........   Beaverton, OR           4,519         14,285      18,804         2,226       5/4/98        5-30
Creekside-Phase 2 Bldg-4..   Beaverton, OR             832          2,654       3,486           406       5/4/98        5-30
Creekside-Phase 2 Bldg-5..   Beaverton, OR             521          1,657       2,178           254       5/4/98        5-30
Creekside-Phase 2 Bldg-1..   Beaverton, OR           1,326          4,284       5,610           672       5/4/98        5-30
Creekside-Phase 3.........   Beaverton, OR           1,353          4,258       5,611           698       5/4/98        5-30
Creekside-Phase 5.........   Beaverton, OR           1,741          5,716       7,457           895       5/4/98        5-30
Creekside-Phase 6.........   Beaverton, OR           2,616          8,108      10,724         1,310       5/4/98        5-30
Creekside-Phase 7.........   Beaverton, OR           3,293         10,195      13,488         1,627       5/4/98        5-30
Creekside-Phase 8.........   Beaverton, OR           1,140          3,723       4,863           562       5/4/98        5-30
Woodside-Phase 1..........   Beaverton, OR           2,987          9,362      12,349         1,466       5/4/98        5-30
Woodside-Phase 2 Bldg-6...   Beaverton, OR             255            827       1,082           147       5/4/98        5-30
Woodside-Phase 2 Bldg-7&8.   Beaverton, OR           2,101          6,610       8,711         1,050       5/4/98        5-30
Woodside-Sequent 1........   Beaverton, OR           2,890          8,699      11,589         1,375       5/4/98        5-30
Woodside-Sequent 5........   Beaverton, OR           3,093          9,281      12,374         1,467       5/4/98        5-30
Northpointe G.............   Sterling, VA              824          3,046       3,870           446       6/11/98       5-30
Spectrum 95...............   Landover, MD            1,610          8,006       9,616         1,008       9/30/98       5-30
Las Plumas................   San Jose, CA            4,379         13,233      17,612         1,728      12/31/98       5-30
Lafayette.................   Chantilly, VA             671          4,206       4,877           445      01/29/99       5-30
CreeksideVII..............   Beaverton, OR             358          3,314       3,672            90      04/17/00       5-30
Woodside-Greystone........   Beaverton, OR           1,262          9,389      10,651           512       7/15/99       5-30
Dulles South..............   Chantilly, VA             599          3,133       3,732           249       6/30/99       5-30
Sullyfield Circle.........   Chantilly, VA             774          3,795       4,569           327       6/30/99       5-30
Park East I & II..........   Chantilly, VA           2,324         10,908      13,232           939       6/30/99       5-30
Park East III.............   Chantilly, VA           1,527          7,158       8,685           615       6/30/99       5-30
Northpointe A.............   Sacramento, CA            729          3,530       4,259           292       7/29/99       5-30
Corporate Park Phoenix....   Phoenix, AZ             2,761         10,545      13,306           515      12/30/99       5-30
Santa Clara Tech Park.....   Santa Clara, CA         7,673         15,645      23,318           660       3/28/00       5-30
Corporate Pointe..........   Irvine, CA              6,876         18,614      25,490           298       9/22/00       5-30
Northpointe B.............   Sacramento, CA            717          3,304       4,021           277       7/29/99       5-30
Northpointe C.............   Sacramento, CA            726          3,361       4,087           282       7/29/99       5-30
Northpointe D.............   Sacramento, CA            427          1,971       2,398           165       7/29/99       5-30
Northpointe E.............   Sacramento, CA            432          2,003       2,435           168       7/29/99       5-30
I-95 Building I...........   Springfield, VA         1,308          5,790       7,098            11      12/20/00       5-30
I-95 Building II..........   Springfield, VA         1,308          5,790       7,098            11      12/20/00       5-30
I-95 Building III.........   Springfield, VA           919          4,092       5,011             8      12/20/00       5-30
Lamar Boulevard...........   Austin, TX              2,528          8,629      11,157         1,152       1/1/97        5-30
N. Barker's Landing.......   Houston, TX             1,140          4,035       5,175           546       1/1/97        5-30
One Park Ten..............   San Antonio, TX         1,500          8,128       9,628         1,116       1/1/97        5-30

                             PS BUSINESS PARKS, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                               Cost
                                                                                           Capitalized
                                                                                            Subsequent
                                                                                                to
                                                                  Initial Cost to Company   Aquisition
                                                                 ---------------------------------------
                                                                              Buildings     Buildings
                                                                                 and           and
         Description               Location        Encumbrances    Land      Improvements   Improvements
---------------------------- -------------------  -------------- ---------- -------------- -------------
Park Terrace..............     San Antonio, TX            -         360            987            434
La Prada..................     Mesquite, TX               -         495          1,235            103
NW Highway................     Garland, TX                -         480          1,203             60
Quail Valley..............     Missouri City, TX          -         360            918             83
Business Parkway I........     Richardson, TX             -         799          3,568            269
The Summit................     Plano, TX                  -       1,536          6,654            880
Northgate II..............     Dallas, TX                 -       1,274          5,505            807
Empire Commerce...........     Dallas, TX                 -         304          1,545            154
Royal Tech - Digital......     Irving, TX                 -         319          1,393            185
Royal Tech - Springwood...     Irving, TX                 -         894          3,824            336
Royal Tech - Regent.......     Irving, TX                 -         606          2,615            639
Royal Tech - Bldg 7.......     Irving, TX                 -         246          1,061              -
Royal Tech - NFTZ.........     Irving, TX                 -       1,517          6,499            231
Royal Tech - Olympus......     Irving, TX                 -       1,060          4,531              9
Royal Tech - Honeywell....     Irving, TX                 -         548          2,347            167
Royal Tech - Bldg 12......     Irving, TX                 -       1,466          6,263              9
Royal Tech - Bldg 13......     Irving, TX                 -         955          4,080            167
Royal Tech - Bldg 14......     Irving, TX                 -       2,010         10,242              2
Royal Tech - Bldg 15......     Irving, TX                 -       1,307          5,600            153
Westchase Corporate Park..     Houston, TX                -       2,173          7,338             62
Ben White 1...............     Austin, TX                 -         789          3,571             23
Ben White 5...............     Austin, TX                 -         761          3,444             82
McKalla 3.................     Austin, TX                 -         662          2,994            119
McKalla 4.................     Austin, TX                 -         749          3,390             44
Mopac 6...................     Austin, TX                 -         307          1,390            118
Waterford A...............     Austin, TX                 -         597          2,752              1
Waterford B...............     Austin, TX                 -         367          1,672              1
Waterford C...............     Austin, TX                 -       1,144          5,225              6
McNeil 6..................     Austin, TX                 -         437          2,013              -
Rutland 11................     Austin, TX                 -         325          1,536              -
Rutland 12................     Austin, TX                 -         535          2,487             54
Rutland 13................     Austin, TX                 -         469          2,190             30
Rutland 14................     Austin, TX                 -         535          2,422             78
Rutland 19................     Austin, TX                 -         158            762            133
Royal Tech  - Bldg 16.....     Irving, TX                 -       2,464          2,703          2,000
Monroe Business Center....     Herndon, VA                -       5,926         13,944          1,268
Lusk II-R&D...............     San Diego, CA              -       1,077          2,644             68
Lusk II-Office............     San Diego, CA              -       1,230          3,005            371
Norris Cn-Office..........     San Ramon, CA              -       1,486          3,642            263

                                                     Gross Amount at Which Carried at
                                                           December 31, 2000
                                                   -------------------------------------
                                                                 Buildings                                          Depreciable
                                                                    and                  Accumulated     Date          Lives
         Description               Location          Land       Improvements    Totals   Depreciation   Acquired      (Years)
---------------------------- --------------------- ---------  ---------------- --------- ------------- ------------ ------------
Park Terrace..............     San Antonio, TX         360          1,421        1,781          190      1/1/97        5-30
La Prada..................     Mesquite, TX            495          1,338        1,833          176      1/1/97        5-30
NW Highway................     Garland, TX             480          1,263        1,743          165      1/1/97        5-30
Quail Valley..............     Missouri City, TX       360          1,001        1,361          131      1/1/97        5-30
Business Parkway I........     Richardson, TX          799          3,837        4,636          606      5/4/98        5-30
The Summit................     Plano, TX             1,536          7,534        9,070        1,324      5/4/98        5-30
Northgate II..............     Dallas, TX            1,274          6,312        7,586        1,097      5/4/98        5-30
Empire Commerce...........     Dallas, TX              304          1,699        2,003          229      5/4/98        5-30
Royal Tech - Digital......     Irving, TX              319          1,578        1,897          238      5/4/98        5-30
Royal Tech - Springwood...     Irving, TX              894          4,160        5,054          632      5/4/98        5-30
Royal Tech - Regent.......     Irving, TX              606          3,254        3,860          529      5/4/98        5-30
Royal Tech - Bldg 7.......     Irving, TX              246          1,061        1,307          163      5/4/98        5-30
Royal Tech - NFTZ.........     Irving, TX            1,517          6,730        8,247        1,063      5/4/98        5-30
Royal Tech - Olympus......     Irving, TX            1,060          4,540        5,600          704      5/4/98        5-30
Royal Tech - Honeywell....     Irving, TX              548          2,514        3,062          382      5/4/98        5-30
Royal Tech - Bldg 12......     Irving, TX            1,466          6,272        7,738          972      5/4/98        5-30
Royal Tech - Bldg 13......     Irving, TX              955          4,247        5,202          665      5/4/98        5-30
Royal Tech - Bldg 14......     Irving, TX            2,010         10,244       12,254        1,478      5/4/98        5-30
Royal Tech - Bldg 15......     Irving, TX            1,307          5,753        7,060          832      11/4/98       5-30
Westchase Corporate Park..     Houston, TX           2,173          7,400        9,573          396     12/30/99       5-30
Ben White 1...............     Austin, TX              789          3,594        4,383          437     12/31/98       5-30
Ben White 5...............     Austin, TX              761          3,526        4,287          429     12/31/98       5-30
McKalla 3.................     Austin, TX              662          3,113        3,775          379     12/31/98       5-30
McKalla 4.................     Austin, TX              749          3,434        4,183          429     12/31/98       5-30
Mopac 6...................     Austin, TX              307          1,508        1,815          187     12/31/98       5-30
Waterford A...............     Austin, TX              597          2,753        3,350          314      1/06/99       5-30
Waterford B...............     Austin, TX              367          1,673        2,040          153      5/20/99       5-30
Waterford C...............     Austin, TX            1,144          5,231        6,375          481      5/20/99       5-30
McNeil 6..................     Austin, TX              437          2,013        2,450          230       1/6/9        5-30
Rutland 11................     Austin, TX              325          1,536        1,861          172      1/6/99        5-30
Rutland 12................     Austin, TX              535          2,541        3,076          301      1/6/99        5-30
Rutland 13................     Austin, TX              469          2,220        2,689          252      1/6/99        5-30
Rutland 14................     Austin, TX              535          2,500        3,035          308     12/31/98       5-30
Rutland 19................     Austin, TX              158            895        1,053          103      1/6/99        5-30
Royal Tech  - Bldg 16.....     Irving, TX            2,464          4,703        7,167          150      7/1/99        5-30
Monroe Business Center....     Herndon, VA           5,926         15,212       21,138        2,200      8/1/97        5-30
Lusk II-R&D...............     San Diego, CA         1,077          2,712        3,789          271      3/17/98       5-30
Lusk II-Office............     San Diego, CA         1,230          3,376        4,606          350      3/17/98       5-30
Norris Cn-Office..........     San Ramon, CA         1,486          3,905        5,391          397      3/17/98       5-30

                             PS BUSINESS PARKS, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                               Cost
                                                                                           Capitalized
                                                                                            Subsequent
                                                                                                to
                                                                  Initial Cost to Company   Acquisition
                                                                 ---------------------------------------
                                                                               Buildings     Buildings
                                                                                  and           and
         Description              Location         Encumbrances    Land      Improvements   Improvements
-------------------------- ---------------------- -------------- ---------- -------------- -------------
Northpointe D.............  Sterling, VA             1,589          787         2,857             21
Monroe II.................  Herndon, VA              2,022          811         4,967            280
1364 Marion Court.........  City of Industry, CA         -          285           897              -
1361 Marion Court.........  City of Industry, CA         -          335         1,025              -
1365 Darius Court.........  City of Industry, CA         -          264           833              -
1350 Bixby Drive..........  City of Industry, CA         -          203           665              -
1285 Bixby Drive..........  City of Industry, CA         -          133           484              -
16651 Johnson Drive.......  City of Industry, CA         -          268           832              -
16666 Johnson Drive.......  City of Industry, CA         -          281           866              -
16644 Johnson Drive.......  City of Industry, CA         -          274           848              -
16622 Johnson Drive.......  City of Industry, CA         -          234           745              -
1320 Johnson Drive........  City of Industry, CA         -          142           528              -
1310 Johnson Drive........  City of Industry, CA         -          198           672              -
1315 Johnson Drive........  City of Industry, CA         -          269           854              -
1295 Johnson Drive........  City of Industry, CA         -          273           867              -
1265 Johnson Drive........  City of Industry, CA         -          273           867              -
Kearny Mesa-Office........  San Diego, CA                -          785         1,933            513
Kearny Mesa-R&D...........  San Diego, CA                -        2,109         5,156             48
Bren Mar-Office...........  Alexandria, VA               -          572         1,401            549
Lusk III..................  San Diego, CA                -        1,904         4,662            144
Bren Mar-R&D..............  Alexandria, VA               -        1,625         3,979             78
Alban Road-Office.........  Springfield, VA              -          988         2,418            663
Alban Road-R&D............  Springfield, VA              -          947         2,318            128
                                                -------------- ---------- -------------- -------------
                                                    $30,971    $214,020      $663,953        $45,375
                                                ============== ========== ============== =============

                                                     Gross Amount at Which Carried at
                                                           December 31, 2000
                                                   -------------------------------------
                                                                Buildings                                           Depreciable
                                                                   and                   Accumulated       Date        Lives
         Description              Location           Land      Improvements     Totals   Depreciation    Acquired     (Years)
-------------------------- ---------------------- ----------- ---------------- --------- ------------- ------------ ------------
Northpointe D.............  Sterling, VA                787         2,878         3,665         409      6/11/98       5-30
Monroe II.................  Herndon, VA                 811         5,247         6,058         619      1/29/99       5-30
1364 Marion Court.........  City of Industry, CA        285           897         1,182           1     12/21/00       5-30
1361 Marion Court.........  City of Industry, CA        335         1,025         1,360           1     12/21/00       5-30
1365 Darius Court.........  City of Industry, CA        264           833         1,097           1     12/21/00       5-30
1350 Bixby Drive..........  City of Industry, CA        203           665           868           1     12/21/00       5-30
1285 Bixby Drive..........  City of Industry, CA        133           484           617           1     12/21/00       5-30
16651 Johnson Drive.......  City of Industry, CA        268           832         1,100           1     12/21/00       5-30
16666 Johnson Drive.......  City of Industry, CA        281           866         1,147           1     12/21/00       5-30
16644 Johnson Drive.......  City of Industry, CA        274           848         1,122           1     12/21/00       5-30
16622 Johnson Drive.......  City of Industry, CA        234           745           979           1     12/21/00       5-30
1320 Johnson Drive........  City of Industry, CA        142           528           670           1     12/21/00       5-30
1310 Johnson Drive........  City of Industry, CA        198           672           870           1     12/21/00       5-30
1315 Johnson Drive........  City of Industry, CA        269           854         1,123           1     12/21/00       5-30
1295 Johnson Drive........  City of Industry, CA        273           867         1,140           1     12/21/00       5-30
1265 Johnson Drive........  City of Industry, CA        273           867         1,140           1     12/21/00       5-30
Kearny Mesa-Office........  San Diego, CA               785         2,446         3,231         255      3/17/98       5-30
Kearny Mesa-R&D...........  San Diego, CA             2,109         5,204         7,313         505      3/17/98       5-30
Bren Mar-Office...........  Alexandria, VA              572         1,950         2,522         263      3/17/98       5-30
Lusk III..................  San Diego, CA             1,904         4,806         6,710         473      3/17/98       5-30
Bren Mar-R&D..............  Alexandria, VA            1,625         4,057         5,682         388      3/17/98       5-30
Alban Road-Office.........  Springfield, VA             988         3,081         4,069         321      3/17/98       5-30
Alban Road-R&D............  Springfield, VA             947         2,446         3,393         238      3/17/98       5-30
                                                  ----------- ---------------- --------- -------------
                                                   $214,020      $709,328      $923,348     $83,841
                                                  =========== ================ ========= =============