Form 10-Q
period 2001-03-31
PS BUSINESS PARKS INC/CA
filed 2001-05-15
CIK 866368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                        For the transition period from _______ to


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

Number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2001:

Common Stock, $0.01 par value, 22,621,778 shares outstanding

                             PS BUSINESS PARKS, INC.

                                      INDEX

                                                                                                         PAGE
                                                                                                         ----
PART I.  FINANCIAL INFORMATION
   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000.......              2

     Condensed  Consolidated  Statements of Income for the Three Months Ended March 31, 2001
     and 2000...............................................................................              3

     Condensed  Consolidated  Statement of Shareholders'  Equity for the  Three Months Ended
     3march 31, 2001........................................................................              4

     Condensed  Consolidated  Statements  of Cash Flows for the Three Months Ended March 31,
     2001 and 2000..........................................................................              5

     Notes to Condensed Consolidated Financial Statements...................................            7 - 17

   Item 2.   Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results
   of Operations............................................................................           18 - 29

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................              30


PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K................................................              31


                             PS BUSINESS PARKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              March 31,              December 31,
                                                                                2001                    2000
                                                                         ---------------------   ------------------
                                                                           (unaudited)
                                     ASSETS
                                     ------
Cash and cash equivalents.....................................            $    49,544,000         $    49,295,000

Marketable securities.........................................                  5,696,000               6,065,000

Real estate facilities, at cost:
     Land.....................................................                214,020,000             214,020,000
     Buildings and equipment..................................                711,264,000             709,328,000
                                                                         ---------------------   ------------------
                                                                              925,284,000             923,348,000
     Accumulated depreciation.................................                (93,411,000)            (83,841,000)
                                                                         ---------------------   ------------------
Land held for development.....................................                  5,768,000               5,737,000
Construction in progress......................................                 22,271,000              19,467,000
                                                                         ---------------------   ------------------
                                                                              859,912,000             864,711,000

Receivables...................................................                    487,000                 461,000
Deferred rent receivables.....................................                  8,067,000               7,697,000
Intangible assets, net........................................                    905,000                 981,000
Other assets..................................................                    641,000               1,546,000
                                                                         ---------------------   ------------------
              Total assets....................................            $   925,252,000         $   930,756,000
                                                                         =====================   ==================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued and other liabilities.................................            $    25,512,000         $    28,964,000
Mortgage notes payable........................................                 30,769,000              30,971,000
                                                                         ---------------------   ------------------
         Total liabilities....................................                 56,281,000              59,935,000

Minority interest:
         Preferred units......................................                144,750,000             144,750,000
         Common units.........................................                161,951,000             161,728,000

Shareholders' equity:
   Preferred  stock,   $0.01  par  value,  50,000,000   shares
     authorized, 2,200 shares issued and outstanding at  March
     31, 2001 and December 31, 2000...........................                 55,000,000              55,000,000
   Common stock,   $0.01   par   value,   100,000,000   shares
     authorized, 22,873,482 shares issued and  outstanding  at
     March 31, 2001 (23,044,635 shares issued and  outstanding
     at December 31, 2000)....................................                    229,000                 230,000
   Paid-in capital............................................                459,401,000             464,855,000
   Cumulative net income......................................                136,455,000             124,990,000
   Other comprehensive loss...................................                   (140,000)                      -
   Cumulative distributions...................................                (88,675,000)            (80,732,000)
                                                                         ---------------------   ------------------
         Total shareholders' equity...........................                562,270,000             564,343,000
                                                                         ---------------------   ------------------
              Total liabilities and shareholders' equity......            $   925,252,000         $   930,756,000
                                                                         ======================  ==================

                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             For the Three Months
                                                                Ended March 31,
                                                       ------------------------------------
                                                             2001             2000
                                                       ----------------- ------------------
Revenues:
   Rental income.................................       $   38,393,000    $   34,053,000
   Facility management fees primarily from
     affiliates..................................              161,000           123,000
   Business services.............................              157,000                 -
   Interest income...............................              760,000         1,270,000
   Dividend income...............................                4,000           418,000
                                                       ----------------- ------------------
                                                            39,475,000        35,864,000
                                                       ----------------- ------------------

Expenses:
  Cost of operations.............................           10,371,000         9,552,000
  Cost of facility management....................               36,000            25,000
  Cost of business services......................              184,000                 -
  Depreciation and amortization..................            9,646,000         8,376,000
  General and administrative.....................            1,128,000           883,000
  Interest expense...............................              237,000           374,000
                                                       ----------------- ------------------
                                                            21,602,000        19,210,000
                                                       ----------------- ------------------

Income  before  gain  on investment and  minority
   interest......................................           17,873,000        16,654,000

  Gain on  investment  in Pacific Gulf Properties
    Inc..........................................               15,000                 -
                                                       ----------------- ------------------
Income before minority interest..................           17,888,000        16,654,000

  Minority interest in income - preferred units..           (3,187,000)       (2,920,000)
  Minority interest in income - common units.....           (3,236,000)       (2,991,000)
                                                       ----------------- ------------------
Net income.......................................       $   11,465,000    $   10,743,000
                                                       ================= ==================
Net income allocation:
  Allocable to preferred shareholders............       $    1,272,000    $    1,272,000
  Allocable to common shareholders...............           10,193,000         9,471,000
                                                       ----------------- ------------------
                                                        $   11,465,000    $   10,743,000
                                                       ================= ==================
Net income per common share:
  Basic..........................................       $        0.44     $        0.40
                                                       ================= ==================
  Diluted........................................       $        0.44     $        0.40
                                                       ================= ==================

Weighted average common shares outstanding:
  Basic..........................................           23,021,000        23,592,000
                                                       ================= ==================
  Diluted........................................           23,097,000        23,643,000
                                                       ================= ==================

                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)



                                                Preferred Stock                Common Stock              Paid-in        Cumulative
                                            -------------------------  ----------------------------
                                             Shares         Amount         Shares        Amount          Capital        Net Income
                                            ---------- --------------  ------------- -------------- ---------------- ---------------
BALANCES AT DECEMBER 31, 2000........           2,200   $55,000,000      23,044,635    $   230,000   $464,855,000     $124,990,000

   Issuance of common stock:
       Exercise of stock options.....               -              -         70,247          1,000        1,233,000              -

   Unrealized loss - depreciation
     in marketable securities........               -              -              -              -                -              -

   Repurchase of common stock........               -              -       (241,400)        (2,000)      (6,548,000)             -

   Net income........................               -              -              -              -                -     11,465,000

   Distributions paid:
       Preferred stock...............               -              -              -              -                -              -
       Common stock..................               -              -              -              -                -              -

   Adjustment   to  reflect  minority
     interest to underlying ownership
     interest........................               -              -              -              -         (139,000)             -
                                            ---------- --------------  ------------- -------------- ---------------- ---------------
BALANCES AT MARCH 31, 2001...........           2,200   $55,000,000      22,873,482    $   229,000   $  459,401,000   $ 136,455,000
                                            ========== ==============  ============= ============== ================ ===============


                                               Other
                                            Comprehensive      Cumulative      Shareholders'
                                                Loss          Distributions        Equity
                                         ------------------ ------------------ -----------------
BALANCES AT DECEMBER 31, 2000........               -         $ (80,732,000)    $  564,343,000

   Issuance of common stock:
       Exercise of stock options.....               -                     -          1,234,000

   Unrealized loss - depreciation  in
     marketable securities...........         (140,000)                   -           (140,000)

   Repurchase of common stock........                -                    -         (6,550,000)

   Net income........................                -                    -         11,465,000

   Distributions paid:
       Preferred stock...............                -           (1,272,000)        (1,272,000)
       Common stock..................                -           (6,671,000)        (6,671,000)

   Adjustment  to  reflect   minority
     interest to underlying ownership
     interest........................                -                    -           (139,000)
                                         ------------------ ------------------ -----------------
BALANCES AT MARCH 31, 2001...........       $ (140,000)        $ (88,675,000)   $  562,270,000
                                         ================== ================== =================

                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For the Three Months
                                                                                      Ended March 31,
                                                                           -----------------------------------------
                                                                                    2001                 2000
                                                                           -------------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.......................................................        $    11,465,000       $    10,743,000
   Adjustments  to  reconcile net  income to net  cash  provided  by operating activities:
       Gain on investment in Pacific Gulf Properties Inc............                (15,000)                    -
       Depreciation and amortization expense........................              9,646,000             8,376,000
       Minority interest in income..................................              6,423,000             5,911,000
       Decrease in receivables and other assets.....................                509,000                21,000
       (Decrease) increase in accrued and other liabilities.........             (3,677,000)            1,251,000
                                                                           -------------------- --------------------
            Total adjustments.......................................             12,886,000            15,559,000
                                                                           -------------------- --------------------

         Net cash provided by operating activities..................             24,351,000            26,302,000
                                                                           -------------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in marketable securities..........................             (4,799,000)             (500,000)
       Sale of marketable securities................................              5,043,000                     -
       Acquisition of real estate facilities........................                (43,000)          (25,386,000)
       Capital improvements to real estate facilities...............             (1,893,000)           (3,669,000)
       Land held for development and construction in progress.......             (2,835,000)           (5,177,000)
                                                                           -------------------- --------------------
         Net cash used in investing activities......................             (4,527,000)          (34,732,000)
                                                                           -------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on mortgage notes payable.................               (202,000)           (5,514,000)
       Exercise of stock options....................................              1,234,000                     -
       Repurchase of common stock...................................             (6,550,000)           (6,774,000)
       Redemption of common operating partnership units.............               (808,000)                    -
       Distributions paid to preferred shareholders.................             (1,272,000)           (1,272,000)
       Distributions paid to minority interests - preferred units...             (3,187,000)           (2,920,000)
       Distributions paid to common shareholders....................             (6,671,000)           (5,877,000)
       Distributions paid to minority interests - common units......             (2,119,000)           (1,861,000)
                                                                           -------------------- --------------------
         Net cash used in financing activities......................            (19,575,000)          (24,218,000)
                                                                           -------------------- --------------------

Net increase (decrease) in cash and cash equivalents................                249,000           (32,648,000)

Cash and cash equivalents at the beginning of the period............             49,295,000            74,220,000
                                                                           -------------------- --------------------

Cash and cash equivalents at the end of the period..................        $    49,544,000       $    41,572,000
                                                                           ==================== ====================

                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For the Three Months
                                                                                      Ended March 31,
                                                                           -----------------------------------------
                                                                                    2001                 2000
                                                                           -------------------- --------------------
Suppplemental schedule of non cash investing and fiancing activities:

   Conversion of common OP units into shares of common stock:
       Minority interest - common units..............................       $             -       $    (2,190,000)
       Common stock..................................................                     -                 1,000
       Paid-in capital...............................................                     -             2,189,000

   Adjustment  to  reflect minority interest  to underlying ownership interest:
       Minority interest - common units..............................       $       139,000       $       (70,000)
       Paid-in capital...............................................              (139,000)               70,000

   Unrealized loss:
       Marketable securities.........................................       $       140,000       $             -
       Other comprehensive income....................................              (140,000)                    -


                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


1.   Organization and description of business

     PS Business Parks, Inc. ("PSB") was incorporated in the state of California in 1990. As of March 31, 2001, PSB owned an approximate 75% general and limited partnership interest in PS Business Parks, L.P. (the "Operating Partnership" or "OP"). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the "Company."

     The Company is a fully-integrated, self-advised and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of March 31, 2001, the Company owned and operated 140 commercial properties (approximately 12.6 million net rentable square feet) located in 9 states. The Company also managed 39 commercial properties (approximately 1.3 million net rentable square feet), on behalf of Public Storage, Inc. ("PSI"), affiliated entities and a third party owner.

2.   Summary of significant accounting policies

     Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Due to the short period to maturity of the Company's cash and cash equivalents, accounts receivable, other assets and accrued and other liabilities, the carrying values as presented on the condensed consolidated balance sheets are reasonable estimates of fair value. Based on borrowing rates currently available to the Company, the carrying amount of debt approximates fair value.

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

     Marketable securities

     Marketable securities are classified as "available-for-sale" in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The investment is reflected on the balance sheet at fair market value based upon the quoted market price. The unrealized loss of $140,000 is excluded from earnings and reported in a separate component of shareholders' equity. Dividend income is recognized when earned.

     Pacific Gulf Properties Inc. ("PAG") is currently in the liquidation process. The Company sold most of its investment in PAG during the three months ended March 31, 2001 and recognized a realized gain of $142,000. The remaining investment is classified as "trading securities" in accordance with SFAS No. 115 and reflected on the balance sheet at fair market value based upon the quoted market price. The unrealized loss related to this investment of $127,000 is included in earnings.

     Real estate facilities

     Real estate facilities are recorded at cost. Costs related to the renovation or improvement of the properties are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Buildings and equipment are depreciated on the straight-line method over the estimated useful lives, which are generally 30 and 5 years, respectively.

     Interest cost and property taxes incurred during the period of construction of real estate facilities are capitalized. The Company capitalized $412,000 and $398,000 of interest expense during the three months ended March 31, 2001 and 2000, respectively.

     Intangible assets

     Intangible assets consist of property management contracts for properties managed, but not owned, by the Company. The intangible assets are being amortized over seven years. Intangible assets are net of accumulated amortization of $1,251,000 and $1,175,000 at March 31, 2001 and December 31, 2000, respectively.

     Evaluation of asset impairment

     The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based on discounting its estimated future cash flows. At March 31, 2001, no such indicators of impairment have been identified.

     Loans to affiliate

     The Company loaned an aggregate of $77 million to PSI and received $153,000 in interest income during the period of January 5, 2000 through March 20, 2000. The notes bore interest at 5.9% (per annum) and were repaid as of March 20, 2000.

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

     Revenue and expense recognition

     All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

     Costs incurred in connection with leasing (primarily tenant improvements and leasing commissions) are capitalized and amortized over the lease period.

     Property management fees are recognized in the period earned.

     General and administrative expense

     General and administrative expense includes executive compensation, office expense, professional fees, state income taxes, cost of acquisition personnel and other such administrative items. Such amounts include amounts incurred by PSI on behalf of the Company, which were subsequently charged to the Company in accordance with the allocation methodology set forth in the cost allocation and administrative service agreement between the Company and PSI.

     Acquisition costs

     In March 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued guidance (the "97-11 Guidance") with respect to Issue No. 97-11, "Accounting for Internal Acquisition Costs Relating to Real Estate Property Acquisitions." The 97-11 Guidance provides that a company shall expense internal pre-acquisition costs (such as costs of an internal acquisitions department) related to the purchase of an operating property. The Company does not capitalize such internal pre-acquisition costs with respect to the acquisition of operating real estate facilities. Accordingly, the 97-11 Guidance had no impact upon the consolidated financial statements and would have had no impact upon financial statements for periods prior to the issuance of the 97-11 Guidance

     Income taxes

     The Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2000 and intends to continue to meet such requirements for 2001. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


     Net income per common share

     Per share amounts are computed using the weighted average common shares outstanding. "Diluted" weighted average common shares outstanding include the dilutive effect of stock options under the treasury stock method. "Basic" weighted average common shares outstanding excludes such effect. Earnings per share has been calculated as follows:


                                                                          For the Three Months
                                                                             Ended March 31,
                                                                -----------------------------------
                                                                       2001             2000
                                                                ----------------- -----------------
Net income allocable to common shareholders....................  $    10,193,000  $     9,471,000
                                                                ================= =================
Weighted average common shares outstanding:

   Basic weighted average common shares outstanding............       23,021,000       23,592,000
   Net effect of  dilutive  stock  options - based on  treasury
     stock method using average market price...................           76,000           51,000
                                                                ----------------- -----------------
   Diluted weighted average common shares outstanding..........       23,097,000       23,643,000
                                                                ================= =================

Basic earnings per common share................................  $         0.44   $         0.40
                                                                ================= =================
Diluted earnings per common share..............................  $         0.44   $         0.40
                                                                ================= =================


     RECLASSIFICATIONS

     Certain reclassifications have been made to the condensed consolidated financial statements for 2000 in order to conform to the 2001 presentation.

3.   REAL ESTATE FACILITIES

     The activity in real estate facilities for the three months ended March 31, 2001 is as follows:


                                                                                 Accumulated
                                                Land            Buildings        Depreciation          Total
                                          ------------------ ------------------ ----------------- ------------------
     Balances at December 31, 2000......   $   214,020,000   $   709,328,000    $   (83,841,000)  $   839,507,000
     Property acquisitions..............                 -            43,000                  -            43,000
     Capital improvements...............                 -         1,893,000                  -         1,893,000
     Depreciation expense...............                 -                 -         (9,570,000)       (9,570,000)
                                          ------------------ ------------------ ----------------- ------------------
     Balances at March 31, 2001.........   $   214,020,000   $   711,264,000    $   (93,411,000)  $   831,873,000
                                          ================== ================== ================= ==================


     During the three months ended March 31, 2001, the Company incurred $2,835,000 in development costs.

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

4.   LEASING ACTIVITY

     The Company leases space in its real estate facilities to tenants under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues excluding recovery of expenses as of March 31, 2001 under these leases are as follows:

            2001 (April - December).............         $   88,737,000
            2002................................             91,944,000
            2003................................             66,913,000
            2004................................             46,246,000
            2005................................             31,083,000
            Thereafter..........................             34,680,000
                                                        -----------------
                                                         $  359,603,000
                                                        =================

     In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $4,790,000 and $4,054,000 for the three months ended March 31, 2001 and 2000, respectively. These amounts are included as rental income and cost of operations in the accompanying condensed consolidated statements of income.

5.   REVOLVING LINE OF CREDIT

     In September 2000, the Company extended its unsecured line of credit (the "Credit Facility") with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 6, 2003. The expiration date may be extended by one year on each anniversary of the Credit Facility. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.75% to LIBOR plus 1.35% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 1.00%). In addition, the Company is required to pay an annual commitment fee of 0.25% of the borrowing limit. The Company had no outstanding balance and $100 million available on its line of credit at March 31, 2001 and December 31, 2000.

     The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.50 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.0 and 1.75 to 1.0, respectively,
     (iii) maintain a minimum total shareholders' equity (as defined) and (iv) limit distributions to 95% of funds from operations. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company's unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at March 31, 2001.

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


6.   MORTGAGE NOTES PAYABLE

     Mortgage notes consist of the following:


                                                                                 March 31,         December 31,
                                                                                   2001                2000
                                                                             ------------------ ------------------
     7.125% mortgage note, principal and interest payable monthly,  due
          May 2006......................................................      $    8,523,000     $    8,570,000
     8.190% mortgage note, principal and interest payable monthly,  due
          March 2007....................................................           6,434,000          6,482,000
     7.290% mortgage note, principal and interest payable monthly,  due
          February 2009.................................................           6,245,000          6,272,000
     7.280% mortgage note, principal and interest payable monthly,  due
          February 2003.................................................           4,155,000          4,186,000
     8.000% mortgage note, principal and interest payable monthly,  due
          April 2003....................................................           2,000,000          2,022,000
     8.500% mortgage note, principal and interest payable monthly,  due
          July 2007.....................................................           1,837,000          1,850,000
     8.000% mortgage note, principal and interest payable monthly,  due
          April 2003....................................................           1,575,000          1,589,000
                                                                             ------------------ ------------------
                                                                                 $30,769,000        $30,971,000
                                                                             ================== ==================

     At March 31, 2001, approximate principal maturities of mortgage notes payable are as follows:

            2001 (April - December).............         $      626,000
            2002................................                894,000
            2003................................              7,871,000
            2004................................                696,000
            2005................................                752,000
            Thereafter..........................             19,930,000
                                                        -----------------
                                                         $   30,769,000

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

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

     its redemption right, in exchange for cash in the amount specified above or by issuance of one share of PSB common stock for each unit of limited partnership interest redeemed.

     A limited partner cannot exercise its redemption right if delivery of shares of PSB common stock would be prohibited under the Company's articles of incorporation or if the general partner believes that there is a risk that delivery of shares of common stock would cause the general partner to no longer qualify as a REIT, would cause a violation of the applicable securities laws, or would result in the Operating Partnership no longer being treated as a partnership for federal income tax purposes.

     On January 12, 2001, the Company redeemed 30,484 common units from unaffiliated third parties for an aggregate cost of $808,000.

     At March 31, 2001, there were 7,305,355 OP units owned by PSI and affiliated entities. On a fully converted basis, assuming all 7,305,355 minority interest OP units were converted into shares of common stock of PSB at March 31, 2001, the minority interests would own approximately 24% of the common shares outstanding. At the end of each reporting period, PSB determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests' equity in the Company.

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

     On July 12, 2000, the Operating Partnership completed a private placement of 480,000 preferred units with a preferred distribution rate of 8 7/8%. The net proceeds from the placement of preferred units were approximately $11.7 million.

     The Operating Partnership has the right to redeem the preferred units on or after the fifth anniversary of the issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PS Business Parks, Inc. on or after the tenth anniversary of the date of issuance at the option of the Operating
     Partnership or a majority of the holders of the preferred units. The Preferred Stock will have the same distribution rate and par value as the respective units and will have equivalent terms to those described in Note 9.

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

8.   PROPERTY MANAGEMENT CONTRACTS

     The Operating Partnership manages industrial, office and retail facilities for PSI and affiliated entities. These facilities, all located in the United States, operate under the "Public Storage" or "PS Business Parks" name. In addition, the Operating Partnership manages an office building for a third party owner.

     The property management contracts provide for compensation of a percentage of the gross revenues of the facilities managed. Under the supervision of the property owners, the Operating Partnership coordinates rental policies, rent collections, marketing activities, the purchase of equipment and supplies, maintenance activities, and the selection and engagement of vendors, suppliers and independent contractors. In addition, the Operating Partnership assists and advises the property owners in establishing policies for the hire, discharge and supervision of employees for the operation of these facilities, including property managers and leasing, billing and maintenance personnel.

     The property management contract with PSI is for a seven year term with the term being extended one year on each anniversary. The property management contracts with affiliates of PSI are cancelable by either party upon sixty days notice.

9.   SHAREHOLDERS' EQUITY

     PREFERRED STOCK

     On April 30, 1999, the Company issued 2,200,000 depositary shares each representing 1/1,000 of a share of 9 1/4% Cumulative Preferred Stock, Series A. Net proceeds from the public perpetual preferred stock offering were approximately $53.1 million and were used to repay borrowings from an affiliate and a mortgage note payable of approximately $11 million. The remaining proceeds were used for investment in real estate. See Note 12 for subsequent offering.

     Holders of the Company's preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company's Board of Directors until all events of default have been cured. At March 31, 2001, there were no dividends in arrears.

     Except under certain conditions relating to the Company's qualification as a REIT, the preferred stock is not redeemable prior to April 30, 2004. On or after April 30, 2004, the preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends.

     The Company paid $1,272,000 ($0.578125 per depositary share) and $1,272,000 ($0.578125 per depositary share) in distributions to its preferred shareholders for the three months ended March 31, 2001 and 2000, respectively.

     COMMON STOCK

     On March 2, 2000, the Board of Directors authorized the repurchase from time to time of up to 1,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. On July 27, 2000, the Board of Directors authorized the repurchase of up to an additional 600,000 shares of the Company's common stock (for a total repurchase authorization of up to 1,600,000 shares) on the open market or in privately negotiated transactions. Purchases will be made subject to market conditions and other investment opportunities available to the Company. As of December 31, 2000, the Company had repurchased 722,600 shares of common stock at an aggregate cost of approximately $16.6 million. The Company repurchased an additional 241,400 shares of common stock at an aggregate cost of approximately $6.6 million for the three months ended March 31, 2001.

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

     On March 31, 2000, a holder of common OP units exercised its option and converted its 107,517 common OP units into an equal number of shares of PSB common stock. The conversion resulted in an increase in shareholders' equity and a corresponding decrease in minority interest of approximately $2,531,000 representing the book value of the OP units at the time of conversion.

     The Company paid $6,671,000  ($0.29 per common share) and $5,877,000 ($0.25 per common share) in distributions to its common shareholders for the three months ended March 31, 2001 and 2000, respectively. Pursuant to restrictions on the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

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

11. COMMITMENTS AND CONTINGENCIES

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

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

12. SUBSEQUENT EVENTS

     On May 8, 2001, the Board of Directors increased the number of common shares authorized to be repurchased from 1,600,000 to 2,500,000. The shares may be repurchased periodically on the open market or in privately negotiated transactions. Subsequent to March 31, 2001, the Company repurchased an additional 254,900 shares of common stock at an aggregate cost of approximately $6.8 million.

     On May 10, 2001, the Company issued 1,840,000 depositary shares each representing 1/1,000 of a share of 9 1/2% Cumulative Preferred Stock, Series D in a public offering. Net proceeds from the offering were approximately $44.6 million and will be used for investment in real estate and general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FORWARD-LOOKING STATEMENTS: Forward-looking statements are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Item 2A. Risk Factors". In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

         OVERVIEW: During 2000 and the first quarter of 2001, the Company focused on increasing cash flow from its existing core portfolio of properties, expanding its presence in existing markets through strategic acquisitions and developments and strengthening its balance sheet primarily through the issuance of preferred stock/units. The Company has maintained low debt and overall leverage levels including preferred stock /units to facilitate future growth.

         During the first quarter of 2001, the Company did not complete any acquisitions. The Company plans to continue to build its presence in existing markets by acquiring high quality facilities in selected markets. The Company targets properties with below market rents which offer the Company the ability to achieve economies of scale resulting in more efficient operations.

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

 RESULTS OF OPERATIONS: Net income for the three months ended March 31, 2001 was $11,465,000 compared to $10,743,000 for the same period in 2000. Net income allocable to common shareholders (net income less preferred stock dividends) for the three months ended March 31, 2001 was $10,193,000 compared to $9,471,000 for the same period in 2000. Net income per common share on a diluted basis was $0.44 for the three months ended March 31, 2001 compared to $0.40 for the same period in 2000 (based on weighted average diluted common shares outstanding of 23,097,000 and 23,643,000, respectively).

         The Company's property operations account for almost all of the net operating income earned by the Company. The following table presents the pre-depreciation operating results of the properties:

                                                                       Three Months Ended
                                                                            March 31,
                                                                  ---------------------------------
                                                                       2001             2000             Change
                                                                  ---------------- ----------------   -------------
Rental income:
"Same  Park"  facilities  (120 facilities, 11.7  million net
     rentable square feet)..................................        $35,298,000       $32,700,000           7.9%
Other facilities............................................          3,095,000         1,353,000         128.8%
                                                                  ---------------- ----------------   -------------
Total rental income.........................................        $38,393,000       $34,053,000          12.7%
                                                                  ================ ================   =============

Cost of operations (excluding depreciation):
"Same Park" facilities......................................         $9,616,000        $8,957,000           7.4%
Other facilities............................................            755,000           595,000          26.9%
                                                                  ---------------- ----------------   -------------
Total cost of operations....................................        $10,371,000        $9,552,000           8.6%
                                                                  ================ ================   =============

Net operating income(rental income less cost of operations):
"Same Park" facilities......................................        $25,682,000       $23,743,000           8.2%
Other facilities............................................          2,340,000           758,000         208.7%
                                                                  ---------------- ----------------   -------------
Total net operating income..................................        $28,022,000       $24,501,000          14.4%
                                                                  ================ ================   =============

Rental income and rental income less cost of operations or net operating income ("NOI") prior to depreciation are summarized for the three months ended March 31, 2001 by major geographic region below:


                                  Square        Percent         Rental         Percent                        Percent
          Region                  Footage       of Total        Income        of Total          NOI          of Total
-------------------------   ------------------ ------------ ----------------- ----------- --------------   ---------------
Southern California               3,548,000        28.2%       $10,759,000        28.0%      $7,982,000          28.5%
Northern California               1,495,000        11.9%         4,627,000        12.0%       3,535,000          12.6%
Southern Texas                    1,032,000         8.2%         2,943,000         7.7%       1,707,000           6.1%
Northern Texas                    1,849,000        14.7%         4,750,000        12.4%       3,369,000          12.0%
Virginia                          1,822,000        14.4%         6,325,000        16.5%       4,602,000          16.4%
Maryland                            866,000         6.9%         2,491,000         6.5%       1,856,000           6.6%
Oregon                            1,191,000         9.4%         4,651,000        12.1%       3,767,000          13.4%
Other                               797,000         6.3%         1,847,000         4.8%       1,204,000           4.4%
                            ------------------ ------------ ----------------- ----------- --------------   ---------------
                                 12,600,000       100.0%       $38,393,000       100.0%     $28,022,000         100.0%
                            ================== ============ ================= =========== ==============   ===============


         SUPPLEMENTAL  PROPERTY  DATA  AND  TRENDS:  In order  to  evaluate  the performance of the Company's overall portfolio, management analyzes the operating performance of a consistent group of 120 properties (11.7 million net rentable square feet). These 120 properties (herein referred to as the "Same Park" facilities) have been owned and operated by the Company for the comparable periods. The "Same Park" facilities represent approximately 93% of the square footage of the Company's portfolio at March 31, 2001.

         The  following  table   summarizes  the   pre-depreciation   historical
operating results of the "Same Park" facilities excluding the effects of accounting for rental revenues on a straight-line basis.

                     "SAME PARK" FACILITIES (120 PROPERTIES)
                     ---------------------------------------


                                                                    Three Months Ended
                                                                         March 31,
                                                           -------------------------------------
                                                                  2001                2000             Change
                                                           ------------------  -----------------   -------------
  Rental income (1)....................................      $  34,958,000       $  32,095,000          8.9%
  Cost of operations...................................          9,616,000           8,957,000          7.4%
                                                           ------------------  -----------------   -------------
  Net operating income.................................      $  25,342,000       $  23,138,000          9.5%
                                                           ==================  ==================  =============

  Gross margin (2).....................................          72.5%               72.1%              0.4%

  WEIGHTED AVERAGE FOR PERIOD:

      Occupancy........................................          96.2%               96.3%             (0.1%)
      Annualized realized rent per sq. ft.(3)..........          $12.46              $11.42             9.1%



(1) Rental income does not include the effect of straight-line accounting.

(2) Gross margin is computed by dividing property net operating income by rental income.

(3) Realized rent per square foot represents the actual revenues earned per occupied square foot.

     The following tables summarize the "Same Park" operating results by major geographic region for the three months ended March 31, 2001 and 2000:


                             Revenues        Revenues                         NOI            NOI
         Region                2001            2000         Increase         2001            2000         Increase
------------------------- ---------------- --------------- ------------  --------------- --------------- -----------
Southern California.....     $9,359,000      $8,631,000        8.4%         $6,994,000     $6,593,000       6.1%
Northern California.....      3,864,000       3,565,000        8.4%          2,898,000      2,612,000      10.9%
Southern Texas..........      2,920,000       2,546,000       14.7%          1,683,000      1,489,000      13.0%
Northern Texas..........      4,712,000       4,265,000       10.5%          3,331,000      2,820,000      18.1%
Virginia................      5,678,000       5,262,000        7.9%          4,060,000      3,829,000       6.0%
Maryland................      2,472,000       2,380,000        3.9%          1,835,000      1,744,000       5.2%
Oregon..................      4,049,000       3,654,000       10.8%          3,302,000      2,956,000      11.7%
Other...................      1,904,000       1,792,000        6.3%          1,239,000      1,095,000      13.2%
                           ---------------- --------------- ------------  --------------- --------------- -----------
                            $34,958,000     $32,095,000        8.9%        $25,342,000    $23,138,000       9.5%
                           ================ =============== ============  =============== =============== ===========


         Northern Texas revenues increased in comparison to 2000 due primarily to increased occupancy and rates in Houston and rate increases at certain Dallas facilities. Southern Texas revenues benefited from an increase in rental rates and occupancies in Austin, Texas. Oregon revenues benefited from leases signed during the strong economy of 2000 in addition to maintaining high occupancy in the first quarter. Other markets grew to a lesser extent resulting in revenue and NOI increases in all of our markets.

         FACILITY MANAGEMENT OPERATIONS: The Company's facility management accounts for a small portion of the Company's net operating income. During the three months ended March 31, 2001, $125,000 in net operating income was recognized from facility management operations compared to $98,000 for the same period in 2000. Facility management fees have increased due to the increase in rental rates of the properties managed by the Company and an additional property brought under management during 2000.

         BUSINESS SERVICES: Business services include construction management fees and fees from telecommunication service providers. During the three months ended March 31, 2001, the Company generated a net operating loss of $27,000 compared to none for the same period in 2000.

         INTEREST INCOME: Interest income reflects earnings on cash balances. Interest income was $760,000 for the three months ended March 31, 2001 compared to $1,270,000 for the same period in 2000. The decrease is attributable to lower average cash balances and interest rates. Average cash balances for the three months ended March 31, 2001 were approximately $55 million compared to $81 million for the same period in 2000.

         DIVIDEND INCOME: Dividend income reflects dividends received from marketable securities. Dividend income was $4,000 for the three months ended March 31, 2001 compared to $418,000 for the same period in 2000. No dividend income was received from Pacific Gulf Properties, Inc. during the three months ended March 31, 2001.

         COST OF OPERATIONS: Cost of operations for the three months ended March 31, 2001 was $10,371,000 compared to $9,552,000 for the same period in 2000. The increase is due primarily to increased utilities, repairs and maintenance and payroll costs and the growth in the total square footage of the Company's portfolio of properties. Cost of operations as a percentage of rental income decreased from 28.1% to 27.0% as a result of economies of scale achieved through the acquisition and development of properties in core markets and the disposition of properties outside of the Company's core markets in addition to revenue increases in excess of expense increases at the Company's "Same Park" facilities. Cost of operations for the three months ended March 31, 2001 consisted primarily of property taxes ($3,374,000), property maintenance ($2,070,000), utilities ($1,936,000) and direct payroll ($1,697,000).

         DEPRECIATION AND AMORTIZATION EXPENSE: Depreciation and amortization expense for the three months ended March 31, 2001 was $9,646,000 compared to $8,376,000 for the same period in 2000. The increase is due to the acquisition and development of real estate facilities during 2000.

         GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $1,128,000 for the three months ended March 31, 2001 compared to $883,000 for the same period in 2000. The increase is due primarily to the increased size and activities of the Company. Included in general and administrative costs are acquisition costs and abandoned transaction costs. Acquisition expenses were $203,000 and $131,000 for the three months ended March 31, 2001 and 2000, respectively. Abandoned transaction costs were $2,000 and $7,000 for the three months ended March 31, 2001 and 2000, respectively.

         INTEREST EXPENSE: Interest expense was $237,000 for the three months ended March 31, 2001 compared to $374,000 for the same period in 2000. The decrease is attributable to lower average debt balances during the period and greater capitalized interest in 2001 as a result of greater construction in progress. Interest expense of $412,000 and $398,000 was capitalized as part of building costs associated with properties under development during the three months ended March 31, 2001 and 2000, respectively.

         GAIN ON INVESTMENT IN PAG: Pacific Gulf Properties Inc ("PAG") is currently in the liquidation process. The Company sold most of its investment in PAG during the three months ended March 31, 2001. The gain on investment in PAG of $15,000 reflects a realized gain of $142,000 offset by a unrealized loss of $127,000 for the three months ended March 31, 2001.

         MINORITY INTEREST IN INCOME: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income for the three months ended March 31, 2001 was $6,423,000 ($3,187,000 allocated to preferred unitholders and $3,236,000 allocated to common unitholders) compared to $5,911,000 ($2,920,000 allocated to preferred unitholders and $2,991,000 allocated to common unitholders) for the same period in 2000. The increase in minority interest in income is due primarily to the issuance of preferred operating partnership units during 2000 and higher earnings at the operating partnership level, partially offset by a conversion of units to common stock during 2000.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

         Net cash provided by operating activities for the three months ended March 31, 2001 and 2000 was $24,351,000 and $26,302,000, respectively.
Management believes that its internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and maintain the current level of distributions to shareholders.

         The following table summarizes the Company's cash flow from operating activities:


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                         ----------------------------------
                                                                               2001              2000
                                                                         ------------------ ---------------
Net income..........................................................       $ 11,465,000      $ 10,743,000
Gain on investment in Pacific Gulf Properties, Inc..................            (15,000)                -
Depreciation and amortization.......................................          9,646,000         8,376,000
Minority interest in income.........................................          6,423,000         5,911,000
Change in working capital...........................................         (3,168,000)        1,272,000
                                                                         ------------------ ---------------
Net cash provided by operating activities...........................         24,351,000        26,302,000

Maintenance capital expenditures....................................           (573,000)         (532,000)
Tenant improvements.................................................           (929,000)       (1,030,000)
Capitalized lease commissions.......................................           (391,000)         (665,000)
                                                                         ------------------ ---------------
Funds  available  for  distributions   to   shareholders,   minority
  interests, acquisitions and other corporate purposes..............         22,458,000        24,075,000

Cash distributions to shareholders and minority interests...........        (13,249,000)      (11,930,000)
                                                                         ------------------ ---------------

Excess  funds available for principal payments on debt,  investments
  in real estate and other corporate purposes.......................       $  9,209,000      $ 12,145,000
                                                                         ================== ===============


         The Company's capital structure is characterized by a low level of leverage. As of March 31, 2001, the Company had seven fixed rate mortgage notes payable totaling $30,769,000, which represented 3.4% of its total capitalization (based on book value, including minority interests and debt). The weighted average interest rate for the mortgage notes is 7.59%.

         The Company expects to fund its growth strategies with permanent capital, including issuances of common and preferred stock and retained internally generated cash flows. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its unsecured line of credit (the "Credit Facility"). The Company intends to repay amounts borrowed under the Credit Facility from undistributed cash flow or, as market conditions permit and as determined to be advantageous, from the public or private placement of preferred and common stock/OP units of the Company or Operating Partnership or the formation of joint ventures. The Company targets a leverage ratio of 40% (defined as debt and preferred equity as a percentage of market capitalization). In addition, the Company targets a Funds from Operations ("FFO") to combined fixed charges and preferred distributions ratio of 3.0 to
1.0. As of March 31, 2001 and for the three months then ended, the leverage ratio was 22% (based on the fair market capitalization) and the FFO to fixed charges and preferred distributions coverage ratio was 5.4 to 1.0.

         On May 10, 2001, the Company issued 1,840,000 depositary shares each representing 1/1,000 of a share of 9 1/2% Cumulative Preferred Stock, Series D in a public offering. Net proceeds from the offering were approximately $44.6 million and will be used for used for investment in real estate and general corporate purposes.

         In September 2000, the Company extended its Credit Facility with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 6, 2003. The expiration date may be extended by one year on each anniversary of the Credit Facility. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.75% to LIBOR plus 1.35% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 1.00%). In addition, the Company is required to pay an annual commitment fee of 0.25% of the borrowing limit. As of March 31, 2001, the Company had no balance outstanding on the Credit Facility.

         FUNDS FROM OPERATIONS: FFO is defined as net income, computed in accordance with accounting principles generally accepted in the United States, before depreciation, amortization, minority interest in income, straight-line rent adjustments and extraordinary or non-recurring items. FFO is presented because the Company considers FFO to be a useful measure of the operating performance of a REIT which, together with net income and cash flows, provides investors with a basis to evaluate the operating and cash flow performances of a REIT. FFO does not represent net income or cash flows from operations as defined by accounting principles generally accepted in the United States. FFO does not take into consideration scheduled principal payments on debt or capital improvements. Accordingly, FFO is not necessarily a substitute for cash flow or net income as a measure of liquidity or operating performance or ability to make acquisitions and capital improvements or ability to pay distributions or debt principal payments. Also, FFO as computed and disclosed by the Company may not be comparable to FFO computed and disclosed by other REITs.

         FFO for the Company is computed as follows:

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                         ----------------------------------
                                                                               2001              2000
                                                                         ------------------ ---------------
Net income allocable to common shareholders........................       $  10,193,000     $   9,471,000
  Less:  Gain on investment in Pacific Gulf Properties Inc.........             (15,000)                -
  Depreciation and amortization....................................           9,646,000         8,376,000
  Minority interest in income - common units.......................           3,236,000         2,991,000
  Less:  Straight-line rent adjustment.............................            (370,000)         (630,000)
                                                                         ------------------ ---------------
Consolidated FFO allocable to common shareholders and minority
interests..........................................................          22,690,000        20,208,000
FFO allocated to common minority interest - common units...........          (5,468,000)       (4,810,000)
                                                                         ------------------ ---------------
FFO allocated to common shareholders...............................       $  17,222,000      $ 15,398,000
                                                                         ================== ===============

         CAPITAL EXPENDITURES: During the three months ended March 31, 2001, the Company incurred $1.9 million in maintenance capital expenditures, tenant improvements and capitalized lease commissions. On a recurring annual basis, the Company expects $0.90 to $1.20 per square foot in recurring capital expenditures ($11 - $15 million based on square footage at March 31, 2001). In addition, the Company expects to make $1.0 million in renovations on a property in Southern California.

         STOCK REPURCHASE: On May 8, 2001, the Board of Directors increased the number of common shares authorized to be repurchased from 1,600,000 to

2,500,000. The shares may be repurchased periodically on the open market or in privately negotiated transactions. The Company repurchased 241,400 shares of common stock at an aggregate cost of approximately $6.6 million for the three months ended March 31, 2001.

         DISTRIBUTIONS: The Company has elected and intends to qualify as a REIT for federal income tax purposes. In order to maintain its status as a REIT, the Company must meet, among other tests, sources of income, share ownership and certain asset tests. As a REIT, the Company is not taxed on that portion of its taxable income that is distributed to its shareholders provided that at least 90% of its taxable income is distributed to its shareholders prior to filing of its tax return.

         The Board of Directors declared a quarterly dividend of $0.29 per common share on May 8, 2001. Distributions are payable on June 28, 2001 to shareholders of record as of the close of business on June 15, 2001. The Board of Directors has established a distribution policy to maximize the retention of cash flow. In addition, the Board of Directors declared a quarterly dividend of $0.578125 and a prorated quarterly dividend of $0.343056 per share on the depositary shares that represent 1/1,000 of a share of the Company's 9 1/4% Cumulative Preferred Stock, Series A and 9 1/2% Cumulative Preferred Stock, Series D, respectively. Distributions are payable on June 29, 2001 to shareholders of record as of the close of business on June 15, 2001.


ITEM 2A.          RISK FACTORS

         In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating our company and our business.

PSI HAS SIGNIFICANT INFLUENCE OVER US.
--------------------------------------

        PSI OWNS A SUBSTANTIAL NUMBER OF OUR SHARES: At March 15, 2001, PSI owned 24% of the outstanding shares of our common stock (42% upon conversion of its interest in our operating partnership). Consequently, PSI has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions. In addition, PSI's ownership may make it more difficult for another party to take over our company without PSI's approval.

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

CERTAIN INSTITUTIONAL INVESTORS HAVE SPECIAL RIGHTS.
-----------------------------------------------------

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

         WE MAY NEED TO BORROW FUNDS TO MEET OUR REIT DISTRIBUTION REQUIREMENTS:
To qualify as a REIT, we must generally distribute to our shareholders 90% of our taxable income. Our income consists primarily of our share of our operating partnership's income. We intend to make sufficient distributions to qualify as a REIT and otherwise avoid corporate tax. However, differences in timing between income and expenses and the need to make nondeductible expenditures such as capital improvements and principal payments on debt could force us to borrow funds to make necessary shareholder distributions.

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

     o    the expense of periodically renovating,repairing and reletting spaces;

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

WE CAN ISSUE ADDITIONAL SECURITIES WITHOUT SHAREHOLDER APPROVAL.
-----------------------------------------------------------------

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         To limit the Company's exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At March 31, 2001, the Company's debt as a percentage of shareholders' equity (based on book values) was 5.5%.

         The Company's market risk sensitive instruments include mortgage notes payable which totaled $30,769,000 at March 31, 2001. All of the Company's mortgage notes payable bear interest at fixed rates. See Note 6 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable as of March 31, 2001. Based on borrowing rates currently available to the Company, the carrying amount of debt approximates fair value.

PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    3.1 Certificate of Determination of Preferences of 9 1/2% Series D Cumulative Preferred Stock of PS Business Parks, Inc. Filed with
           Registrant's Current Report on Form 8-K dated May 7, 2001 and incorporated herein by reference.

   10.1 Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 9 1/2% Series D Cumulative Redeemable Preferred Units, dated as of May 10, 2001. Filed herewith.

   12 Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.


(b) Reports on Form 8-K

         The Registrant filed a Current Report on Form 8-K dated February 16, 2001 (filed February 26, 2001) pursuant to Item 9, relating to Regulation FD Disclosure.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Dated:  May 14, 2001

                               PS BUSINESS PARKS, INC.
                               BY: /S/ JACK CORRIGAN
                                   ----------------------------------------
                                   Jack Corrigan
                                   Vice President and Chief Financial Officer