Form 10-Q
period 2001-06-30
PS BUSINESS PARKS INC/CA
filed 2001-08-10
CIK 866368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                                       or

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the transition period from         to
                                               ---------    --------

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

                                    Yes  X    No
                                        ----      ----

Number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2001:

Common Stock, $0.01 par value, 22,478,378 shares outstanding

                             PS BUSINESS PARKS, INC.

                                      INDEX

                                                                                                         PAGE
                                                                                                         -----
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000........              2

     Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30,
     2001 and 2000..........................................................................              3

     Condensed  Consolidated Statement of Shareholders' Equity for the Six Months Ended June
     30, 2001...............................................................................              4

     Condensed  Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001
     and 2000...............................................................................              5

     Notes to Condensed Consolidated Financial Statements...................................              7

   Item 2.  Management's Discussion  and Analysis of Financial  Condition  and  Results  of
   Operations...............................................................................              19

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................              34


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings...............................................................              35

   Item 4.  Submission of Matters to a Vote of Security Holders.............................              35

   Item 6.  Exhibits and Reports on Form 8-K................................................              36


                             PS BUSINESS PARKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             June 30,              December 31,
                                                                               2001                    2000
                                                                        ---------------------  --------------------
                                                                           (unaudited)
                                     ASSETS
                                     ------
Cash and cash equivalents...............................                  $    24,054,000         $    49,295,000
Marketable securities...................................                        8,605,000               6,065,000

Real estate facilities, at cost:
     Land...............................................                      235,933,000             214,020,000
     Buildings and equipment............................                      775,876,000             709,328,000
                                                                        ---------------------  --------------------
                                                                            1,011,809,000             923,348,000
     Accumulated depreciation...........................                     (102,375,000)            (83,841,000)
                                                                        ---------------------  --------------------
                                                                              909,434,000             839,507,000
Properties held for disposition, net....................                        5,110,000                       -
Land held for development...............................                        5,837,000               5,737,000
Construction in progress................................                       26,993,000              19,467,000
                                                                        ---------------------  --------------------
                                                                              947,374,000             864,711,000

Receivables.............................................                          496,000                 461,000
Deferred rent receivables...............................                        8,580,000               7,697,000
Intangible assets, net..................................                          830,000                 981,000
Other assets............................................                        1,123,000               1,546,000
                                                                        ---------------------  --------------------
              Total assets..............................                  $   991,062,000         $   930,756,000
                                                                        =====================  ====================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accrued and other liabilities..............................               $    32,414,000         $    28,964,000
Mortgage notes payable.....................................                    30,563,000              30,971,000
                                                                        ---------------------  --------------------
         Total liabilities.................................                    62,977,000              59,935,000

Minority interest:
         Preferred units...................................                   144,750,000             144,750,000
         Common units......................................                   162,272,000             161,728,000

Shareholders' equity:
   Preferred  stock,   $0.01  par value,  50,000,000 shares
    authorized, 4,840 shares issued and outstanding at June
    30,   2001   (2,200  shares  issued  and outstanding at
    December 31, 2000).....................................                   121,000,000              55,000,000
   Common stock, $0.01  par   value,   100,000,000   shares
    authorized, 22,475,178 shares issued and outstanding at
    June 30, 2001 (23,044,635 shares issued and outstanding
    at December 31, 2000)..................................                       225,000                 230,000
   Paid-in capital.........................................                   448,510,000             464,855,000
   Cumulative net income...................................                   149,285,000             124,990,000
   Other comprehensive loss................................                      (836,000)                      -
   Cumulative distributions................................                   (97,121,000)            (80,732,000)
                                                                        ---------------------  --------------------
         Total shareholders' equity........................                   621,063,000             564,343,000
                                                                        ---------------------  --------------------
              Total liabilities and shareholders' equity...               $   991,062,000         $   930,756,000
                                                                        =====================  ====================


                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                             For the Three Months                For the Six Months
                                                                Ended June 30,                     Ended June 30,
                                                       ---------------------------------- -----------------------------------
                                                             2001             2000              2001             2000
                                                       ----------------  ---------------- ---------------- -----------------
Revenues:
   Rental income.................................       $   40,281,000    $   36,414,000   $   78,674,000    $   70,467,000
   Facility management fees primarily from
     affiliates..................................              168,000           129,000          329,000           252,000
   Business services.............................               76,000           267,000          233,000           267,000
   Interest income...............................              553,000           741,000        1,313,000         2,011,000
   Dividend income...............................                4,000           440,000            8,000           858,000
                                                       ----------------  ---------------- ---------------- -----------------
                                                            41,082,000        37,991,000       80,557,000        73,855,000
                                                       ----------------  ---------------- ---------------- -----------------

Expenses:
  Cost of operations.............................           10,475,000        10,118,000       20,846,000        19,670,000
  Cost of facility management....................               37,000            25,000           73,000            50,000
  Cost of business services......................              129,000            64,000          313,000            64,000
  Depreciation and amortization..................            9,733,000         8,898,000       19,379,000        17,274,000
  General and administrative.....................              992,000           981,000        2,120,000         1,864,000
   Interest expense..............................              157,000           370,000          394,000           744,000
                                                       ----------------  ---------------- ---------------- -----------------
                                                            21,523,000        20,456,000       43,125,000        39,666,000
                                                       ----------------  ---------------- ---------------- -----------------
Income before gain on investment and minority
interest.........................................           19,559,000        17,535,000       37,432,000        34,189,000
  Gain on disposition of real estate.............                    -            97,000                -            97,000
  Gain on investment in Pacific Gulf
   Properties Inc................................                    -                 -           15,000                 -
                                                       ----------------  ---------------- ---------------- -----------------
Income before minority interest..................           19,559,000        17,632,000       37,447,000        34,286,000

  Minority interest in income - preferred units..           (3,186,000)       (2,921,000)      (6,373,000)       (5,841,000)
  Minority interest in income - common units.....           (3,543,000)       (3,199,000)      (6,779,000)       (6,190,000)
                                                       ----------------  ---------------- ---------------- -----------------
Net income.......................................       $   12,830,000    $   11,512,000   $   24,295,000    $   22,255,000
                                                       ================  ================ ================ =================

Net income allocation:
  Allocable to preferred shareholders............       $    1,903,000    $    1,272,000   $    3,175,000    $    2,544,000
  Allocable to common shareholders...............           10,927,000        10,240,000       21,120,000        19,711,000
                                                       ----------------  ---------------- ---------------- -----------------
                                                        $   12,830,000    $   11,512,000   $   24,295,000    $   22,255,000
                                                       ================  ================ ================ =================

Net income per common share:
  Basic..........................................       $        0.48     $        0.44    $        0.93     $        0.84
                                                       ================  ================ ================ =================
  Diluted........................................       $        0.48     $        0.44    $        0.92     $        0.84
                                                       ================  ================ ================ =================

Weighted average common shares outstanding:
  Basic..........................................           22,610,000        23,356,000       22,814,000        23,474,000
                                                       ================  ================ ================ =================
  Diluted........................................           22,679,000        23,428,000       22,885,000        23,537,000
                                                       ================  ================ ================ =================

                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)


                                                Preferred Stock                Common Stock
                                           -------------------------    ---------------------------      Paid-in        Cumulative
                                            Shares         Amount          Shares        Amount          Capital        Net Income
                                           ---------  --------------    ------------ -------------- ---------------  --------------
BALANCES AT DECEMBER 31, 2000......           2,200    $55,000,000       23,044,635   $    230,000   $464,855,000     $124,990,000

  Issuance of preferred stock......           2,640     66,000,000                -              -     (1,474,000)               -

  Exercise of stock options........               -              -           78,443          1,000      1,330,000                -

   Unrealized loss - depreciation
     in marketable securities......               -              -                -              -              -                -

   Repurchase of common stock......               -              -         (647,900)        (6,000)   (17,385,000)               -

   Net income......................               -              -               -              -               -       24,295,000

   Distributions paid:
       Preferred stock.............               -              -               -              -               -                -
       Common stock................               -              -               -              -               -                -

   Adjustment   to   reflect   minority
     interest to  underlying  ownership
     interest..........................           -              -               -              -       1,184,000                -
                                           ---------  --------------    ------------ -------------- ---------------  --------------
BALANCES AT JUNE 30, 2001..........           4,840   $121,000,000       22,475,178   $   225,000    $448,510,000     $149,285,000
                                           =========  ==============    ============ ============== ===============  ==============


                                                    Other
                                                 Comprehensive      Cumulative      Shareholders'
                                                     Loss          Distributions        Equity
                                                ---------------- ---------------- -----------------
BALANCES AT DECEMBER 31, 2000......                       -       $ (80,732,000)   $ 564,343,000

  Issuance of preferred stock......                       -                   -       64,526,000

  Exercise of stock options........                       -                   -        1,331,000

   Unrealized loss - depreciation
     in marketable securities......                (836,000)                  -         (836,000)

   Repurchase of common stock......                       -                   -      (17,391,000)

   Net income......................                       -                   -       24,295,000

   Distributions paid:
       Preferred stock.............                       -          (3,175,000)      (3,175,000)
       Common stock................                       -         (13,214,000)     (13,214,000)

   Adjustment   to   reflect   minority
     interest to  underlying  ownership
     interest..........................                   -                   -        1,184,000
                                                ---------------- ---------------- -----------------
BALANCES AT JUNE 30, 2001..........              $ (836,000)      $ (97,121,000)   $ 621,063,000
                                                ================ ================ =================


                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     For the Six Months
                                                                                       Ended June 30,
                                                                          -----------------------------------------
                                                                                2001                   2000
                                                                          --------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.......................................................        $    24,295,000       $    22,255,000
   Adjustments to reconcile net  income  to net  cash  provided  by operating activities:
       Gain on investment in Pacific Gulf Properties Inc............                (15,000)                    -
       Depreciation and amortization expense........................             19,379,000            17,274,000
       Minority interest in income..................................             13,152,000            12,031,000
       Decrease in receivables and other assets.....................               (495,000)           (1,778,000)
       Increase in accrued and other liabilities....................              3,445,000             5,289,000
                                                                          --------------------  -------------------
            Total adjustments.......................................             35,466,000            32,816,000
                                                                          --------------------  -------------------

         Net cash provided by operating activities..................             59,761,000            55,071,000
                                                                          --------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in marketable securities..........................             (9,440,000)           (1,732,000)
       Sale of marketable securities................................              6,079,000                     -
       Acquisition of real estate facilities........................            (90,425,000)          (29,497,000)
       Disposition of real estate facilities........................                      -             5,756,000
       Capital improvements to real estate facilities...............             (3,840,000)           (4,747,000)
       Land held for development and construction in progress.......             (7,626,000)           (8,414,000)
                                                                          --------------------  -------------------

         Net cash used in investing activities......................           (105,252,000)          (38,634,000)
                                                                          --------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on mortgage notes payable.................               (408,000)           (5,704,000)
       Net proceeds from the issuance of preferred stock............             64,526,000                     -
       Exercise of stock options....................................              1,331,000                60,000
       Repurchase of common stock...................................            (17,391,000)          (12,378,000)
       Redemption of common operating partnership units.............               (808,000)                    -
       Distributions paid to preferred shareholders.................             (3,175,000)           (2,544,000)
       Distributions paid to minority interests - preferred units...             (6,373,000)           (5,841,000)
       Distributions paid to common shareholders....................            (13,214,000)          (11,702,000)
       Distributions paid to minority interests - common units......             (4,238,000)           (3,695,000)
                                                                          --------------------  -------------------

         Net cash provided by (used in) financing activities........             20,250,000           (41,804,000)
                                                                          --------------------  -------------------

Net decrease in cash and cash equivalents...........................            (25,241,000)          (25,367,000)

Cash and cash equivalents at the beginning of the period............             49,295,000            74,220,000
                                                                          --------------------  -------------------

Cash and cash equivalents at the end of the period..................        $    24,054,000       $    48,853,000
                                                                          ====================  ===================


                            See accompanying notes.

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     For the Six Months
                                                                                       Ended June 30,
                                                                          -----------------------------------------
                                                                                2001                   2000
                                                                          --------------------  -------------------
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING
   ACTIVITIES:

Conversion of common OP units into shares of common stock:
     Minority interest - common units............................          $               -     $  (2,531,000)
     Common stock................................................                          -             1,000
     Paid-in capital.............................................                          -         2,530,000

Adjustment to reflect minority interest  to underlying  ownership interest:
     Minority interest - common units............................                  (1,184,000)       1,501,000
     Paid-in capital.............................................                   1,184,000       (1,501,000)

Capitalization of developed properties:
     Real estate facilities......................................                           -       (3,323,000)
     Construction in progress....................................                           -        3,323,000

Unrealized gain/loss:
     Marketable securities.......................................                     836,000       (4,809,000)
     Other comprehensive (loss) income...........................                    (836,000)       4,809,000


                            See accompanying notes.

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001


1.   Organization and description of business

     PS Business Parks, Inc. ("PSB") was incorporated in the state of California in 1990. As of June 30, 2001, PSB owned an approximate 75% general and limited partnership interest in PS Business Parks, L.P. (the "Operating Partnership" or "OP"). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the "Company."

     The Company is a fully-integrated, self-advised and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of June 30, 2001, the Company owned and operated approximately 13.3 million net rentable square feet located in 9 states. The Company also managed approximately 1.3 million net rentable square feet on behalf of Public Storage, Inc. ("PSI"), affiliated entities and a third party owner.

2.   Summary of significant accounting policies

     Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The condensed consolidated financial statements include the accounts of PSB and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

     Finanical instruments

     The methods and assumptions used to estimate the fair value of financial instruments is described below. The Company has estimated the fair value of financial instruments using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop estimates of market value. Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.

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

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001

     Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents, which consist primarily of short-term investments, including commercial paper, are only invested in entities with an investment grade rating. Accounts receivable are not a significant portion of total assets and are comprised of a large number of customers.

     Marketable securities

     Marketable securities are classified as "available-for-sale" in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments are reflected on the balance sheet at fair market value based upon the quoted market price. The unrealized loss of $836,000 is excluded from earnings and reported in a separate component of shareholders' equity. Dividend income is recognized when earned.

     The Company sold its investment in Pacific Gulf Properties Inc. during the six months ended June 30, 2001 and recognized a gain of $15,000.

     Real estate facilities

     Real estate facilities are recorded at cost. Costs related to the renovation or improvement of the properties are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Buildings and equipment are depreciated on the straight-line method over the estimated useful lives, which are generally 30 and 5 years, respectively.

     Interest cost and property taxes incurred during the period of construction of real estate facilities are capitalized. The Company capitalized $898,000 and $688,000 of interest expense during the six months ended June 30, 2001 and 2000, respectively.

     Intangible assets

     Intangible assets consist of property management contracts for properties managed, but not owned, by the Company. The intangible assets are being amortized over seven years. Intangible assets are net of accumulated amortization of $1,326,000 and $1,175,000 at June 30, 2001 and December 31, 2000, respectively.

     Evaluation of asset impairment

     The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based on discounting its estimated future cash flows. At June 30, 2001, no such indicators of impairment have been identified.

     Loans to affiliate

     The Company loaned an aggregate of $77 million to PSI and received $153,000 in interest income during the period of January 5, 2000 through March 20, 2000. The notes bore interest at 5.9% (per annum) and were repaid as of March 20, 2000.

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001

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

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001

     Net income per common share

     Per share amounts are computed using the weighted average common shares outstanding. "Diluted" weighted average common shares outstanding include the dilutive effect of stock options under the treasury stock method. "Basic" weighted average common shares outstanding excludes such effect. Earnings per share has been calculated as follows:


                                                                       For the Three Months              For the Six Months
                                                                          Ended June 30,                   Ended June 30,
                                                                ---------------------------------- ---------------------------------
                                                                       2001             2000            2001             2000
                                                                ----------------- ---------------- ---------------- ----------------
Net income allocable to common shareholders....................  $    10,927,000    $  10,240,000    $  21,120,000   $  19,711,000
                                                                ================= ================ ================ ================
Weighted average common shares outstanding:

   Basic weighted average common shares outstanding............       22,610,000       23,356,000       22,814,000      23,474,000
   Net effect of  dilutive  stock  options - based on  treasury
     stock method using average market price...................           69,000           72,000           71,000          63,000
                                                                ----------------- ---------------- ---------------- ----------------
   Diluted weighted average common shares outstanding..........       22,679,000       23,428,000       22,885,000      23,537,000
                                                                ================= ================ ================ ================

Basic earnings per common share................................  $          0.48    $        0.44    $        0.93   $        0.84
                                                                ================= ================ ================ ================
Diluted earnings per common share..............................  $          0.48    $        0.44    $        0.92   $        0.84
                                                                ================= ================ ================ ================



     Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements for 2000 in order to conform to the 2001 presentation.

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001

3.   Real Estate Facilities

     The activity in real estate facilities for the six months ended June 30, 2001 is as follows:

                                                                                 Accumulated
                                                Land            Buildings        Depreciation          Total
                                          ----------------- ------------------ ----------------- ------------------
     Balances at December 31, 2000......   $   214,020,000   $   709,328,000    $   (83,841,000)  $   839,507,000
     Property acquisitions..............        23,147,000        67,278,000                  -        90,425,000
     Capital improvements...............                 -         3,840,000                  -         3,840,000
     Properties held for disposition....        (1,234,000)       (4,570,000)           694,000        (5,110,000)
     Depreciation expense...............                 -                 -        (19,228,000)      (19,228,000)
                                          ----------------- ------------------ ----------------- ------------------
     Balances at June 30, 2001..........   $   235,933,000   $   775,876,000    $  (102,375,000)  $   909,434,000
                                          ================= ================== ================= ==================

     During the six months ended June 30, 2001, the Company incurred $7,626,000 in development costs.

     Certain properties have been identified as not meeting the Company's ongoing investment strategy and have been designated as properties held for disposition at June 30, 2001. These properties are currently being marketed and the Company anticipates a gain on the sale during this fiscal year. The following summarizes the condensed results of operations of the properties held for disposition which are included in the condensed consolidated statements of income:

                                                 For the Six Months
                                                   Ended June 30,
                                          --------------------------------
                                              2001              2000
                                          --------------- ----------------
   Rental income........................    $ 891,000       $  770,000
   Cost of operations...................     (385,000)        (273,000)
   Depreciation.........................      (82,000)         (79,000)
                                          --------------- ----------------
   Net operating income.................    $ 424,000       $  418,000
                                          =============== ================

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001


4.   Leasing activity

     The Company leases space in its real estate facilities to tenants under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues excluding recovery of expenses as of June 30, 2001 under these leases are as follows:

           2001 (July - December)..............         $   69,310,000
           2002................................            116,525,000
           2003................................             90,012,000
           2004................................             63,635,000
           2005................................             44,540,000
           Thereafter..........................             56,165,000
                                                       -------------------
                                                        $  440,187,000
                                                       ===================

     In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $11,038,000 and $9,175,000 for the six months ended June 30, 2001 and 2000, respectively. These amounts are included as rental income and cost of operations in the accompanying condensed consolidated statements of income.


5.   Revolving line of credit

     In September 2000, the Company extended its unsecured line of credit (the "Credit Facility") with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 6, 2003. The expiration date may be extended by one year on each anniversary of the Credit Facility. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.75% to LIBOR plus 1.35% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 1.00%). In addition, the Company is required to pay an annual commitment fee of 0.25% of the borrowing limit. The Company had no outstanding balance and $100 million available on its line of credit at June 30, 2001 and December 31, 2000.

     The Credit Facility requires the Company to meet certain covenants including (i) maintaining a balance sheet leverage ratio (as defined) of less than 0.50 to 1.00, (ii) maintaining interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.0 and 1.75 to 1.0, respectively, (iii) maintaining a minimum total shareholders' equity (as defined) and (iv) limiting distributions to 95% of funds from operations. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company's unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at June 30, 2001.

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001


6.   Mortgage notes payable

     Mortgage notes consist of the following:


                                                                                 June 30,          December 31,
                                                                                   2001                2000
                                                                            ------------------ -------------------
     7.050% mortgage note, principal and interest payable monthly,  due
          May 2006......................................................      $    8,474,000     $    8,570,000
     8.190% mortgage note, principal and interest payable monthly,  due
          March 2007....................................................           6,384,000          6,482,000
     7.290% mortgage note, principal and interest payable monthly,  due
          February 2009.................................................           6,219,000          6,272,000
     7.280% mortgage note, principal and interest payable monthly,  due
          February 2003.................................................           4,124,000          4,186,000
     8.000% mortgage note, principal and interest payable monthly,  due
          April 2003....................................................           1,977,000          2,022,000
     8.500% mortgage note, principal and interest payable monthly,  due
          July 2007.....................................................           1,824,000          1,850,000
     8.000% mortgage note, principal and interest payable monthly,  due
          April 2003....................................................           1,561,000          1,589,000
                                                                            ------------------ -------------------
                                                                                 $30,563,000        $30,971,000
                                                                            ================== ===================


     At June 30, 2001, approximate principal maturities of mortgage notes payable are as follows:

           2001 (July - December)..............         $      423,000
           2002................................                898,000
           2003................................              7,874,000
           2004................................                699,000
           2005................................                755,000
           Thereafter..........................             19,914,000
                                                       -----------------
                                                        $   30,563,000
                                                       =================

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001


7.   Minority interest

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

     At June 30, 2001, there were 7,305,355 OP units owned by PSI and affiliated entities. On a fully converted basis, assuming all 7,305,355 minority interest OP units were converted into shares of common stock of PSB at June 30, 2001, the minority interest units would convert into approximately 25% of the common shares outstanding. At the end of each reporting period, PSB determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interest's equity in the Company.

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

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001

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

     The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PS Business Parks, Inc. on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Preferred Stock will have the same distribution rate and par value as the respective units and will have equivalent terms to those described in
     Note 9.

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

9.   Shareholders' Equity

     Preferred stock

     As of June 30, 2001 and December 31, 2000, the Company had the following series of preferred stock outstanding:



                                                    June 30, 2001                        December 31, 2000
                                        -----------------------------------------------------------------------------
                                            Shares              Carrying          Shares             Carrying
         Series        Dividend Rate      Outstanding            Amount         Outstanding           Amount
     --------------- ------------------ ------------------- ------------------ ------------------ -------------------
        Series A          9.250%                  2,200      $   55,000,000             2,200     $    55,000,000
        Series D          9.500%                  2,640          66,000,000                 -                   -
                                        ------------------- ------------------ ------------------ -------------------
                                                  4,840       $ 121,000,000             2,200     $    55,000,000
                                        =================== ================== ================== ===================


                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001

     On April 30, 1999, the Company issued 2,200,000 depositary shares, each representing 1/1,000 of a share of 9 1/4% Cumulative Preferred Stock, Series A. Net proceeds from the public perpetual preferred stock offering were approximately $53.1 million and were used to repay borrowings from an affiliate and a mortgage note payable of approximately $11 million. The remaining proceeds were used for investment in real estate.

     On May 10, 2001, the Company issued 1,840,000 depositary shares, each representing 1/1,000 of a share of 9 1/2% Cumulative Preferred Stock, Series D in a public offering. On June 18, 2001, the Company issued 800,000 depositary shares, each representing 1/1,000 of a share of 9 1/2% Cumulative Preferred Stock, Series D in a directed placement. Net proceeds from the offerings were approximately $64.5 million and were used for investment in real estate and general corporate purposes.

     Holders of the Company's preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company's Board of Directors until all events of default have been cured. At June 30, 2001, there were no dividends in arrears.

     Except under certain conditions relating to the Company's qualification as a REIT, the preferred stock is not redeemable prior to the following dates:
     Series A - April 30, 2004 and Series D - May 10, 2006. On or after the respective dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends.

     The Company paid $3,175,000 and $2,544,000 in distributions to its preferred shareholders for the six months ended June 30, 2001 and 2000, respectively.

     Common stock

     On March 2, 2000, the Board of Directors authorized the repurchase from time to time of up to 1,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions. On July 27, 2000, the Board of Directors authorized the repurchase of up to an additional 600,000 shares of the Company's common stock on the open market or in privately negotiated transactions. On May 8, 2001, the Board of Directors increased the number of common shares authorized for repurchase from 1,600,000 to 2,500,000. Purchases will be made subject to market conditions and other investment opportunities available to the Company. As of December 31, 2000, the Company had repurchased 722,600 shares of common stock at an aggregate cost of approximately $16.6 million. The Company repurchased an additional 647,900 shares of common stock at an aggregate cost of approximately $17.4 million for the six months ended June 30, 2001.

     On March 31, 2000, a holder of common OP units exercised its option and converted its 107,517 common OP units into an equal number of shares of PSB common stock. The conversion resulted in an increase in shareholders' equity and a corresponding decrease in minority interest of approximately $2,531,000, representing the book value of the OP units at the time of conversion.

     The Company paid $13,214,000 ($0.58 per common share) and $11,702,000 ($0.50 per common share) in distributions to its common shareholders for the six months ended June 30, 2001 and 2000, respectively. Pursuant to restrictions on the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001

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

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001

     against other potentially responsible parties, including, but not limited to, one or both of the owner/operators of the adjacent industrial facility.

     On November 3, 1999, the Company field an action entitled PS BUSINESS PARKS, INC. V. LARRY HOWARD, ET AL. (Case No. BC219580) in the Los Angeles Superior court seeking damages in excess of $1 million, as well as equitable relief. The complaint alleges that Mr. Howard and entitles controlled by him engaged in unfair trade practices, including (1) negotiating kickbacks, secret rebates and/or unearned discounts from third party suppliers for "providing" Company business to those suppliers and (2) disrupting the Company's relationship with various suppliers. Mr. Howard is not an officer, employee or authorized agent of the Company. On November 13, 2000, the Court entered a summary judgement against the Company. The Company appealed the Court's decision, and on June 4, 2001, the Court of Appeal filed its opinion reversing the grant of summary judgement against the Company, and permitted the Company to amend its complaint to add, among other things, Mary Jane Howard as a defendant. The litigation is proceeding.

     On or about February 14, 2000, Mr. Howard and entitles controlled by him field a cross-complaint against the Company, Public Storage, Inc., and several other cross-defendants alleging, among other things, (1) interference with Mr. Howard's contractual relations with various third party suppliers, (2) violation of Title VII of the Civil Rights Act and (3) abuse of process. None of the cross-complaints assigned any dollar amount in the cross-complaint to the claims. All of the claims in this cross-complaint against the Company has been dismissed with the exception of one claim for interference. The Company intends to vigorously contest this remaining claim in the cross-complaint.

     On November 27, 2000, Mary Jayne Howard, a former officer of the Company, filed a demand for arbitration with the American Arbitration alleging claims against the Company for breach of contract, gender discrimination, marital discrimination, and wrongful termination based on public policy. The demand seeks damages of approximately $2 million. On June 8, 2001, Mrs. Howard filed an amended claim. The Company plans to vigorously contest these claims.

     On  November  27,  2000,  the  Company  filed an action in the Los  Angeles
     Superior Court seeking damages in excess of $1 million, as well as equitable relief, against Mr. Howard, entitles controlled by him, and Mrs. Howard alleging claims for breach of fiduciary duty, fraud, constructive fraud, aiding and abetting, intentional interference with prospective economic advantage and unfair competition, among other things. This action was filed for protective purposes, and in view of the ruling by the Court of Appeal in the Larry Howard case described above, the Company expects to voluntarily dismiss this action without prejudice in the near future.

     On February 2, 2000, the Company filed an action against Mary Piper, its former Vice President of operations, in Riverside County Superior Court, alleging claims for breach of fiduciary duties, fraud and deceit, constructive fraud, negligent misrepresentation, violation of Section 17000 of the Business and Professions Code, violation of Section 17200 of the Business and Professions Code and culpable negligence. The Company's claims arose from Ms. Piper's alleged participation in a plan that resulted in the payment of improper kickbacks to Larry Howard, a former vendor of the Company and the husband of Mary Jayne Howard, a former officer of the Company.

     On March 6, 2000, Ms. Piper filed a cross-complaint against the Company, alleging that the Company had breached her written stock option agreement by refusing to allow her to exercise certain options. Thereafter, on July 19, 2001, Ms. Piper obtained leave to file an amended cross-complaint against the Company, alleging a number of additional claims arising from the termination of her employment on February 2, 2000. Specifically, Ms. Piper's cross-complaint alleged claims for breach of an oral employment agreement, wrongful termination based on gender discrimination, breach of the implied covenant of good faith and fair dealing, intentional infliction of emotional distress, breach of a written contract for stock options and age discrimination. Ms. Piper's amended cross-complaint seeks $103,773.62 in alleged lost profits with respect to the stock options, additional compensatory damages according to proof, attorneys' fees, prejudgment interest and punitive damages. No trial date has been set. The Company denies Ms. Piper's allegations and intends to vigorously contest these claims.

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

         Overview: During 2000 and the six months ended June 30, 2001, the Company focused on increasing cash flow from its existing core portfolio of properties, expanding its presence in existing markets through strategic acquisitions and developments and strengthening its balance sheet primarily through the issuance of preferred stock/units. The Company has maintained low debt and overall leverage levels including preferred stock/units to facilitate future growth.

         During the six months ended June 30, 2001, the Company expanded its presence in Northern Viriginia. The Company acquired 12 buildings known as the Prosperity Business Campus in Fairfax County, Virginia at a cost of $88.4 million. The acquisition was funded with the Company's existing cash, including proceeds from the issuance of depositary shares. The 12 buildings consist of four office buildings (355,000 square feet) and eight flex-space buildings (302,000 square feet). The Company plans to continue to build its presence in existing markets by acquiring high quality facilities in selected markets. The Company targets properties with below market rents which offer the Company the ability to raise rents to market as leases expire in addition to achieving economies of scale resulting in more efficient operations.

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

         Results of Operations: Net income for the three months ended June 30, 2001 was $12,830,000 compared to $11,512,000 for the same period in 2000. Net income allocable to common shareholders (net income less preferred stock dividends) for the three months ended June 30, 2001 was $10,927,000 compared to $10,240,000 for the same period in 2000. Net income per common share on a diluted basis was $0.48 for the three months ended June 30, 2001 compared to $0.44 for the same period in 2000 (based on weighted average diluted common shares outstanding of 22,679,000 and 23,428,000, respectively). Net income for the six months ended June 30, 2001 was $24,295,000 compared to $22,255,000 for the same period in 2000. Net income allocable to common shareholders (net income less preferred stock dividends) for the six months ended June 30, 2001 was $21,120,000 compared to $19,711,000 for the same period in 2000. Net income per common share on a diluted basis was $0.92 for the six months ended June 30, 2001 compared to $0.84 for the same period in 2000 (based on weighted average diluted common shares outstanding of 22,885,000 and 23,537,000, respectively).

         The Company's property operations account for almost all of the net operating income earned by the Company. The following table presents the pre-depreciation operating results of the properties:


                                                                       Three Months Ended
                                                                            June 30,
                                                                  --------------------------------
                                                                      2001             2000             Change
                                                                  ---------------- ---------------    ------------
Rental income:
"Same Park" facilities (11.5 million net rentable square feet)
                                                                    $35,922,000       $33,940,000           5.8%
Other facilities............................................          4,359,000         2,474,000          76.2%
                                                                  ---------------- ---------------
Total rental income.........................................        $40,281,000       $36,414,000          10.6%
                                                                  ================ ===============

Cost of operations (excluding depreciation):
"Same Park" facilities......................................         $9,441,000        $9,406,000           0.4%
Other facilities............................................          1,034,000           712,000          45.2%
                                                                  ---------------- ---------------
Total cost of operations....................................        $10,475,000       $10,118,000           3.5%
                                                                  ================ ===============

Net operating income (rental income less cost of operations):
"Same Park" facilities......................................        $26,481,000       $24,534,000           7.9%
Other facilities............................................          3,325,000         1,762,000          88.7%
                                                                  ---------------- ---------------
Total net operating income..................................        $29,806,000       $26,296,000          13.3%
                                                                  ================ ===============


                                                                        Six Months Ended
                                                                            June 30,
                                                                  --------------------------------
                                                                      2001             2000             Change
                                                                  ---------------- ---------------    ------------
Rental income:
"Same Park" facilities (11.5 million net rentable square feet)
                                                                    $70,819,000       $66,276,000           6.9%
Other facilities............................................          7,855,000         4,191,000          87.4%
                                                                  ---------------- ---------------
Total rental income.........................................        $78,674,000       $70,467,000          11.6%
                                                                  ================ ===============

Cost of operations (excluding depreciation):
"Same Park" facilities......................................        $18,895,000       $18,250,000           3.5%
Other facilities............................................          1,951,000         1,420,000          37.4%
                                                                  ---------------- ---------------
Total cost of operations....................................        $20,846,000       $19,670,000           6.0%
                                                                  ================ ===============

Net operating income (rental income less cost of operations):
"Same Park" facilities......................................        $51,924,000       $48,026,000           8.1%
Other facilities............................................          5,904,000         2,771,000         113.1%
                                                                  ---------------- ---------------
Total net operating income..................................        $57,828,000       $50,797,000          13.8%
                                                                  ================ ===============


         Rental income and rental income less cost of operations or net operating income ("NOI") prior to depreciation are summarized for the three months ended June 30, 2001 by major geographic region below:


                                 Square         Percent         Rental         Percent                        Percent
          Region                Footage         of Total        Income        of Total          NOI          of Total
--------------------------   ---------------- -------------- --------------- ------------  --------------  ---------------
Southern California               3,548,000        26.8%       $11,099,000        27.5%      $8,321,000          27.9%
Northern California               1,495,000        11.3%         4,883,000        12.1%       3,765,000          12.6%
Southern Texas                    1,032,000         7.8%         3,020,000         7.5%       1,975,000           6.6%
Northern Texas                    1,849,000        13.9%         4,587,000        11.4%       3,134,000          10.5%
Virginia                          2,480,000        18.7%         7,802,000        19.4%       5,933,000          19.9%
Maryland                            866,000         6.5%         2,410,000         6.0%       1,882,000           6.3%
Oregon                            1,191,000         9.0%         4,656,000        11.6%       3,757,000          12.6%
Other                               797,000         6.0%         1,824,000         4.5%       1,039,000           3.6%
                             ---------------- -------------- --------------- ------------  --------------  ---------------
                                 13,258,000       100.0%       $40,281,000       100.0%     $29,806,000         100.0%
                             ================ ============== =============== ============  ==============  ===============

         Rental income and rental income less cost of operations or net operating income ("NOI") prior to depreciation are summarized for the six months ended June 30, 2001 by major geographic region below:

                                 Square         Percent         Rental         Percent                        Percent
          Region                 Footage        of Total        Income        of Total          NOI          of Total
--------------------------   ---------------- -------------- --------------- ------------  --------------  ---------------
Southern California               3,548,000        26.8%       $21,857,000        27.8%     $16,300,000          28.2%
Northern California               1,495,000        11.3%         9,511,000        12.1%       7,301,000          12.6%
Southern Texas                    1,032,000         7.8%         5,963,000         7.6%       3,677,000           6.4%
Northern Texas                    1,849,000        13.9%         9,333,000        11.9%       6,500,000          11.2%
Virginia                          2,480,000        18.7%        14,139,000        18.0%      10,549,000          18.2%
Maryland                            866,000         6.5%         4,899,000         6.2%       3,733,000           6.5%
Oregon                            1,191,000         9.0%         9,305,000        11.8%       7,522,000          13.0%
Other                               797,000         6.0%         3,667,000         4.6%       2,246,000           3.9%
                             ---------------- -------------- --------------- ------------  --------------  ---------------
                                 13,258,000       100.0%       $78,674,000       100.0%     $57,828,000         100.0%
                             ================ ============== =============== ============  ==============  ===============


         Supplemental  Property  Data  and  Trends:  In order  to  evaluate  the performance of the Company's overall portfolio, management analyzes the operating performance of a consistent group of properties (11.5 million net rentable square feet). These properties in which the Company currently has an ownership interest (herein referred to as the "Same Park" facilities) have been owned and operated by the Company for the comparable periods. The square footage has been reduced since the end of the first quarter of 2001 for planned dispositions. The "Same Park" facilities represent approximately 86% of the square footage of the Company's portfolio at June 30, 2001.

         The  following  table   summarizes  the   pre-depreciation   historical
operating results of the "Same Park" facilities excluding the effects of accounting for rental income on a straight-line basis.

                "SAME PARK" FACILITIES (11.5 MILLION SQUARE FEET)
                --------------------------------------------------

                                                                     Three Months Ended
                                                                          June 30,
                                                            -------------------------------------
                                                                  2001                2000             Change
                                                            -----------------  ------------------   -------------
  Rental income (1)....................................      $  35,465,000       $  33,386,000          6.2%
  Cost of operations...................................          9,441,000           9,406,000          0.4%
                                                            -----------------  ------------------
  Net operating income.................................      $  26,024,000       $  23,980,000          8.5%
                                                            =================  ==================

  Gross margin (2).....................................          73.4%               71.8%              1.6%

  WEIGHTED AVERAGE FOR PERIOD:

      Occupancy........................................          95.5%               96.5%             (1.0%)
      Annualized realized rent per occupied sq. ft.(3).          $12.86              $11.98             7.3%


                                                                      Six Months Ended
                                                                          June 30,
                                                            -------------------------------------
                                                                  2001                2000             Change
                                                            -----------------  ------------------   -------------
  Rental income (1)....................................      $  70,024,000       $  65,125,000          7.5%
  Cost of operations...................................         18,895,000          18,250,000          3.5%
                                                            -----------------  ------------------
  Net operating income.................................      $  51,129,000       $  46,875,000          9.1%
                                                            =================  ==================

  Gross margin (2).....................................          73.0%               72.0%              1.0%

  Weighted average for period:
  ----------------------------
      Occupancy........................................          95.9%               96.5%             (0.6%)
      Annualized realized rent per occupied sq. ft.(3).          $12.64              $11.69             8.1%


(1) Rental income does not include the effect of straight-line accounting.

(2) Gross margin is computed by dividing property net operating income by rental income.

(3) Realized rent per square foot represents the actual revenues earned per occupied square foot.

     The following tables summarize the "Same Park" operating results by major geographic region for the three months ended June 30, 2001 and 2000:


                             Revenues        Revenues       Increase          NOI            NOI          Increase
         Region                2001            2000        (Decrease)        2001            2000        (Decrease)
-------------------------- --------------- -------------- -------------  -------------- --------------  -------------
Southern California.....     $9,337,000      $8,915,000        4.7%         $7,175,000     $6,817,000       5.3%
Northern California.....      4,153,000       3,648,000       13.8%          3,148,000      2,626,000      19.9%
Southern Texas..........      3,021,000       2,626,000       15.0%          1,955,000      1,501,000      30.2%
Northern Texas..........      4,477,000       4,385,000        2.1%          3,023,000      2,893,000       4.5%
Virginia................      6,078,000       5,741,000        5.9%          4,449,000      4,134,000       7.6%
Maryland................      2,410,000       2,472,000       (2.5%)         1,871,000      1,847,000       1.3%
Oregon..................      4,103,000       3,798,000        8.0%          3,344,000      3,075,000       8.7%
Other...................      1,886,000       1,801,000        4.7%          1,059,000      1,087,000       (2.6%)
                           --------------- --------------                -------------- --------------
                            $35,465,000     $33,386,000        6.2%        $26,024,000    $23,980,000        8.5%
                           =============== ==============                ============== ==============

     Northern California and Oregon continue to benefit from the expirations of leases with below market rents. Southern Texas revenues increased in comparison to 2000 primarily due to increased occupancy and rental rate increases at certain Austin facilities. Other markets grew to a lesser extent resulting in revenue and NOI increases in most of our markets.

     The following tables summarize the "Same Park" operating results by major geographic region for the six months ended June 30, 2001 and 2000:

                             Revenues        Revenues                         NOI            NOI
         Region                2001            2000         Increase         2001            2000         Increase
-------------------------- --------------- -------------- -------------  -------------- --------------  -------------
Southern California.....    $18,385,000     $17,279,000        6.4%        $14,016,000    $13,243,000       5.8%
Northern California.....      8,019,000       7,213,000       11.2%          6,046,000      5,235,000      15.5%
Southern Texas..........      5,941,000       5,172,000       14.9%          3,629,000      2,986,000      21.5%
Northern Texas..........      9,097,000       8,561,000        6.3%          6,284,000      5,652,000      11.2%
Virginia................     11,758,000      11,003,000        6.9%          8,507,000      7,962,000       6.8%
Maryland................      4,882,000       4,851,000        0.6%          3,701,000      3,587,000       3.2%
Oregon..................      8,153,000       7,452,000        9.4%          6,644,000      6,028,000      10.2%
Other...................      3,789,000       3,594,000        5.4%          2,302,000      2,182,000       5.5%
                           --------------- --------------                -------------- --------------
                            $70,024,000     $65,125,000        7.5%        $51,129,000    $46,875,000       9.1%
                           =============== ==============                ============== ==============


         Northern California and Oregon continue to benefit from the expirations of leases with below market rents. Southern Texas revenues increased in comparison to 2000 primarily due to increased occupancy and rental rate increases at certain Austin facilities. Other markets grew to a lesser extent resulting in revenue and NOI increases in all of our markets.

         Facility Management Operations: The Company's facility management accounts for a small portion of the Company's net operating income. During the three months ended June 30, 2001, $131,000 in net operating income was recognized from facility management operations compared to $104,000 for the same period in 2000. During the six months ended June 30, 2001, $256,000 in net operating income was recognized from facility management operations compared to $202,000 for the same period in 2000. Facility management fees have increased due to the increase in rental rates of the properties managed by the Company and an additional property brought under management during 2000.

         Business Services: Business services include construction management fees and fees from telecommunication service providers. During the three months ended June 30, 2001, the Company generated a net operating loss of $53,000 compared to net operating income of $203,000 for the same period in 2000. During the six months ended June 30, 2001, the Company generated a net operating loss of $80,000 compared to net operating income of $203,000 for the same period in 2000.

         Interest Income: Interest income reflects earnings on cash balances. Interest income was $553,000 for the three months ended June 30, 2001 compared to $741,000 for the same period in 2000. Interest income was $1,313,000 for the six months ended June 30, 2001 compared to $2,011,000 for the same period in 2000. The decreases are attributable to lower average cash balances and interest rates. Average cash balances for the three months ended June 30, 2001 were approximately $51 million compared to $49 million for the same period in 2000. Average cash balances for the six months ended June 30, 2001 were approximately $55 million compared to $70 million for the same period in 2000.

         Dividend Income: Dividend income reflects dividends received from marketable securities. Dividend income was $4,000 for the three months ended June 30, 2001 compared to $440,000 for the same period in 2000. Dividend income was $8,000 for the six months ended June 30, 2001 compared to $858,000 for the same period in 2000. No dividend income was received from Pacific Gulf Properties, Inc. during the three and six months ended June 30, 2001.

         Cost of Operations: Cost of operations for the three months ended June 30, 2001 was $10,475,000 compared to $10,118,000 for the same period in 2000.
Cost of operations for the six months ended June 30, 2001 was $20,846,000 compared to $19,670,000 for the same period in 2000. The increases are due primarily to increased utilities, repairs and maintenance and payroll costs and the growth in the total square footage of the Company's portfolio of properties. Cost of operations for the three months ended June 30, 2001 consisted primarily of property taxes ($3,487,000), property maintenance ($1,947,000), utilities ($1,605,000) and direct payroll ($1,557,000). Cost of operations for the six months ended June 30, 2001 consisted primarily of property taxes ($6,860,000), property maintenance ($4,016,000), utilities ($3,542,000) and direct payroll ($3,267,000). Cost of operations as a percentage of rental income decreased from 27.8% to 26.0% and from 27.9% to 26.5% for the three and six months ended June 30, 2001, respectively, as a result of economies of scale achieved through the acquisition and development of properties in core markets and the disposition of properties outside of the Company's core markets in addition to revenue increases in excess of expense increases at the Company's "Same Park" facilities.

         Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended June 30, 2001 was $9,733,000 compared to $8,898,000 for the same period in 2000. Depreciation and amortization expense for the six months ended June 30, 2001 was $19,379,000 compared to $17,274,000 for the same period in 2000. The increase is primarily due to the acquisition and development of real estate facilities during 2000 and 2001.

         General and Administrative Expense: General and administrative expense was $992,000 for the three months ended June 30, 2001 compared to $981,000 for the same period in 2000. General and administrative expense was $2,120,000 for the six months ended June 30, 2001 compared to $1,864,000 for the same period in 2000. The increases are due primarily to the increased size and activities of the Company. Included in general and administrative costs are acquisition costs and abandoned transaction costs. Acquisition expenses were $114,000 and $117,000 for the three months ended June 30, 2001 and 2000, respectively. Abandoned transaction costs were $5,000 and none for the three months ended June 30, 2001 and 2000, respectively. Acquisition expenses were $317,000 and $248,000 for the six months ended June 30, 2001 and 2000, respectively. Abandoned transaction costs were $7,000 and $7,000 for the six months ended June 30, 2001 and 2000, respectively.

         Interest Expense: Interest expense was $157,000 for the three months ended June 30, 2001 compared to $370,000 for the same period in 2000. Interest expense was $394,000 for the six months ended June 30, 2001 compared to $744,000 for the same period in 2000. The decreases are attributable to lower average debt balances during the period and greater capitalized interest in 2001 as a result of greater construction in progress. Interest expense of $486,000 and $290,000 was capitalized as part of building costs associated with properties under development during the three months ended June 30, 2001 and 2000, respectively. Interest expense of $898,000 and $688,000 was capitalized as part of building costs associated with properties under development during the six months ended June 30, 2001 and 2000, respectively.

         Gain on Investment in Pacific Gulf Properties Inc. ("PAG"): The Company sold its investment in PAG during the six months ended June 30, 2001 and recognized a gain of $15,000.

         Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income for the three months ended June 30, 2001 was $6,729,000 ($3,186,000 allocated to preferred unitholders and $3,543,000 allocated to common unitholders) compared to $6,120,000 ($2,921,000 allocated to preferred unitholders and $3,199,000 allocated to common unitholders) for the same period in 2000. Minority interest in income for the six months ended June 30, 2001 was $13,152,000 ($6,373,000 allocated to preferred unitholders and $6,779,000 allocated to common unitholders) compared to $12,031,000 ($5,841,000 allocated to preferred unitholders and $6,190,000 allocated to common unitholders) for the same period in 2000. The increases in minority interest in income are due primarily to the issuance of preferred operating partnership units during 2000 and higher earnings at the operating partnership level, partially offset by a conversion of units to common stock during 2000.

Liquidity and Capital Resources
-------------------------------

         Net cash provided by operating activities for the six months ended June 30, 2001 and 2000 was $59,761,000 and $55,071,000, respectively. Management believes that its internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements and debt service requirements and to maintain the current level of distributions to shareholders.

         The following table summarizes the Company's cash flow from operating activities:

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                         ----------------------------------
                                                                               2001              2000
                                                                         ----------------- ----------------
Net income............................................................     $ 24,295,000      $ 22,255,000
Gain on investment in Pacific Gulf Properties, Inc....................          (15,000)                -
Depreciation and amortization.........................................       19,379,000        17,274,000
Minority interest in income...........................................       13,152,000        12,031,000
Change in working capital.............................................       (2,950,000)        3,511,000
                                                                         ----------------- ----------------
Net cash provided by operating activities.............................       59,761,000        55,071,000

Maintenance capital expenditures......................................       (1,223,000)       (1,181,000)
Tenant improvements...................................................       (1,638,000)       (2,074,000)
Capitalized lease commissions.........................................         (979,000)       (1,492,000)
                                                                         ----------------- ----------------
Funds available for distributions to shareholders, minority interests,
  acquisitions and other corporate purposes...........................       55,921,000        50,324,000

Cash distributions to shareholders and minority interests.............      (27,000,000)      (23,782,000)
                                                                         ----------------- ----------------

Excess funds available for principal payments on debt, investments in
  real estate and other corporate purposes............................     $ 28,921,000      $ 26,542,000
                                                                         ================= ================


         The Company's capital structure is characterized by a low level of leverage. As of June 30, 2001, the Company had seven fixed rate mortgage notes payable totaling $30,563,000, which represented 3.2% of its total capitalization (based on book value, including minority interest and debt). The weighted average interest rate for the mortgage notes is 7.56%.

         The Company expects to fund its growth strategies with permanent capital, including issuances of common and preferred stock, and retained internally generated cash flows. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its unsecured line of credit (the "Credit Facility"). The Company intends to repay amounts borrowed under the Credit Facility from undistributed cash flow or, as market conditions permit and as determined to be advantageous, from the public or private placement of preferred and common stock/OP units of the Company or Operating Partnership or the formation of joint ventures. The Company targets a leverage ratio of 40% (defined as debt and preferred equity as a percentage of market capitalization). In addition, the Company targets a Funds from Operations ("FFO") to combined fixed charges and preferred distributions ratio of 3.0 to
1.0. As of June 30, 2001 and for the six months then ended, the leverage ratio was 26% and the FFO to fixed charges and preferred distributions coverage ratio was 5.2 to 1.0.

         On May 10, 2001, the Company issued 1,840,000 depositary shares, each representing 1/1,000 of a share of 9 1/2% Cumulative Preferred Stock, Series D in a public offering. On June 18, 2001, the Company issued 800,000 depositary shares, each representing 1/1,000 of a share of 9 1/2% Cumulative Preferred Stock, Series D in a directed placement. Net proceeds from the offerings were approximately $64.5 million and were used for investment in real estate and general corporate purposes.

         In September 2000, the Company extended its Credit Facility with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 6, 2003. The expiration date may be extended by one year on each anniversary of the Credit Facility. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.75% to LIBOR plus 1.35% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 1.00%). In addition, the Company is required to pay an annual commitment fee of 0.25% of the borrowing limit. As of June 30, 2001, the Company had no balance outstanding on the Credit Facility.

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

         FFO for the Company is computed as follows:


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                         ----------------------------------
                                                                               2001              2000
                                                                         ----------------- ----------------
Net income allocable to common shareholders........................       $  21,120,000     $  19,711,000
  Less:  Gain on investment in Pacific Gulf Properties Inc.........             (15,000)                -
  Less:  Gain on disposition of real estate........................                   -           (97,000)
  Depreciation and amortization....................................          19,379,000        17,274,000
  Minority interest in income - common units.......................           6,779,000         6,190,000
  Less:  Straight-line rent adjustment.............................            (883,000)       (1,224,000)
                                                                         ----------------- ----------------
Consolidated FFO allocable to common shareholders and minority
interests..........................................................          46,380,000        41,854,000
FFO allocated to common minority interest - common units...........         (11,270,000)      (10,003,000)
                                                                         ----------------- ----------------
FFO allocated to common shareholders...............................        $ 35,110,000      $ 31,851,000
                                                                         ================= ================


         Capital Expenditures: During the six months ended June 30, 2001, the Company incurred $3.8 million in maintenance capital expenditures, tenant improvements and capitalized lease commissions. On a recurring annual basis, the Company expects $0.90 to $1.20 per square foot in recurring capital expenditures ($12 - $16 million based on square footage at June 30, 2001). In addition, the Company expects to make $1.0 million in renovations on a property in Southern California during the second half of 2001.

         Stock Repurchase: On May 8, 2001, the Board of Directors increased the number of common shares authorized to be repurchased from 1,600,000 to 2,500,000. The shares may be repurchased periodically on the open market or in privately negotiated transactions. The Company repurchased 647,900 shares of common stock at an aggregate cost of approximately $17.4 million during the six months ended June 30, 2001.

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

PSI has significant influence over us.
--------------------------------------

        PSI owns a substantial number of our shares: At June 30, 2001, PSI owned 24% of the outstanding shares of our common stock (43% upon conversion of its interest in our operating partnership). Consequently, PSI has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions. In addition, PSI's ownership may make it more difficult for another party to take over our company without PSI's approval.

        PSI has a voting agreement with another large shareholder: PSI and an institutional shareholder owning 27% of our common stock as of June 30, 2001 have both agreed to vote their shares to support specified nominees to our board of directors until the voting agreement expires, which is not before December 2001. This voting agreement may further increase PSI's influence over our company.

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

         The partnership agreeement of our operating partnership restricts mergers: The partnership agreement of our operating partnership provides that generally we may not merge or engage in a similar transaction unless limited partners of our operating partnership are entitled to receive the same proportionate payments as our shareholders. In addition, we have agreed not to merge with another entity unless the merger would have been approved had the limited partners been able to vote together with our shareholders. These provisions may make it more difficult for us to merge with another entity.

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

         We many be adversely affected by changes in laws: Increases in income and service taxes may reduce our cash flow and ability to make expected distributions to our shareholders. Our properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and safety codes. If we fail to comply with these requirements, governmental authorities could fine us or courts could award damages against us. We believe our properties comply with all significant legal requirements. However, these requirements could change in a way that would reduce our cash flow and ability to make distributions to shareholders.

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

We depend on key personnel.
----------------------------

         We depend on our executive officers, including Ronald L. Havner, Jr., our chief executive officer and president. The loss of Mr. Havner could adversely affect our operations. We maintain no key person insurance on him.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         To limit the Company's exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At June 30, 2001, the Company's debt as a percentage of shareholders' equity (based on book values) was 4.9%.

         The Company's market risk sensitive instruments include mortgage notes payable which totaled $30,563,000 at June 30, 2001. All of the Company's mortgage notes payable bear interest at fixed rates. See Note 6 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable as of June 30, 2001. Based on borrowing rates currently available to the Company, the carrying amount of debt approximates fair value.

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On February 2, 2000, the Company filed an action against Mary Piper, its former Vice President of operations, in Riverside County Superior Court, alleging claims for breach of fiduciary duties, fraud and deceit, constructive fraud, negligent misrepresentation, violation of Section 17000 of the Business and Professions Code, violation of Section 17200 of the Business and Professions Code and culpable negligence. The Company's claims arose from Ms. Piper's alleged participation in a plan that resulted in the payment of improper kickbacks to Larry Howard, a former vendor of the Company and the husband of Mary Jayne Howard, a former officer of the Company.

         On March 6, 2000, Ms. Piper filed a cross-complaint against the Company, alleging that the Company had breached her written stock option agreement by refusing to allow her to exercise certain options. Thereafter, on July 19, 2001, Ms. Piper obtained leave to file an amended cross-complaint against the Company, alleging a number of additional claims arising from the termination of her employment on February 2, 2000. Specifically, Ms. Piper's cross-complaint alleged claims for breach of an oral employment agreement, wrongful termination based on gender discrimination, breach of the implied covenant of good faith and fair dealing, intentional infliction of emotional distress, breach of a written contract for stock options and age discrimination. Ms. Piper's amended cross-complaint seeks $103,773.62 in alleged lost profits with respect to the stock options, additional compensatory damages according to proof, attorneys' fees, prejudgment interest and punitive damages. No trial date has been set. The Company denies Ms. Piper's allegations and intends to vigorously contest these claims.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held an annual meeting of shareholders on May 8, 2001. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The annual meeting involved the following matter:

         Election of Directors

                                             Number of Shares of Common Stock
                                          ------------------------------------
                                             Voted For           Withheld
    ----------------------------------    ------------------ -----------------
      Ronald L. Havner, Jr.                 12,945,497         1,879,679
      Harvey Lenkin                         14,678,424           146,752
      Vern O. Curtis                        14,799,324            25,852
      Arthur M. Friedman                    14,798,824            26,352
      James H. Kropp                        14,678,924           146,252
      Alan K. Pribble                       14,799,324            25,852
      Jack D. Steele                        14,797,824            27,352


         There was no solicitation in opposition to the management's nominees to the Board of Directors listed in the proxy statement.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     12 Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

(b)      Reports on Form 8-K

         The Registrant filed a Current Report on Form 8-K dated May 3, 2001 (filed May 4, 2001) pursuant to Item 9, relating to Regulation FD Disclosure.

         The Registrant filed a Current Report on Form 8-K dated May 7, 2001 (filed May 9, 2001) pursuant to Item 5, which filed certain exhibits relating to the Registrant's public offering of Depositary Shares, each representing 1/1,000 of a share of the Company's 9 1/2% Cumulative Preferred Stock, Series D.

         The Registrant filed a Current Report on Form 8-K dated June 1, 2001 (filed June 4, 2001) pursuant to Item 9, relating to Regulation FD Disclosure.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Dated:  August 10, 2001

                                 PS BUSINESS PARKS, INC.
                                 BY: /S/ JACK CORRIGAN
                                      ----------------------------------------
                                      Jack Corrigan
                                      Vice President and Chief Financial Officer