Form 10-Q
period 2001-09-30
PS BUSINESS PARKS INC/CA
filed 2001-11-14
CIK 866368

UNITED STATE
                         SECURITIES EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2001

                                       or

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For the transition period from                to
                                       -------------    --------------

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


                                    Yes   X         No
                                        -----          ------

Number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 2001:

Common Stock, $0.01 par value, 21,527,967 shares outstanding

                             PS BUSINESS PARKS, INC.

                                      INDEX



                                                                     PAGE
PART I.  FINANCIAL INFORMATION                                       ----

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of September 30,
     2001 and December 31, 2000...............................        2

     Condensed Consolidated Statements of Income for the Three
     and Nine Months Ended September 30, 2001 and 2000........        3

     Condensed Consolidated Statement of Shareholders'  Equity
     for the Nine Months Ended September 30, 2001.............        4

     Condensed  Consolidated  Statements of Cash Flows for the
     Nine Months Ended September 30, 2001 and 2000............        5

     Notes to Condensed Consolidated Financial Statements.....        7

   Item 2.  Management's Discussion  and Analysis of Financial
   Condition and Results of Operations........................       18

   Item 3.  Quantitative  and  Qualitative  Disclosures  about
   Market Risk................................................       34


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.................................       35

   Item 6.  Exhibits and Reports on Form 8-K..................       36

                             PS BUSINESS PARKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             September 30,            December 31,
                                                                                 2001                    2000
                                                                       -----------------------  ----------------------
                                                 ASSETS                      (unaudited)
                                                 ------
Cash and cash equivalents...............................                  $    66,291,000         $    49,295,000
Marketable securities...................................                        8,657,000               6,065,000

Real estate facilities, at cost:
     Land...............................................                      240,635,000             214,020,000
     Buildings and equipment............................                      805,415,000             709,328,000
                                                                       -----------------------  ----------------------
                                                                            1,046,050,000             923,348,000
     Accumulated depreciation...........................                     (113,224,000)            (83,841,000)
                                                                       -----------------------  ----------------------
                                                                              932,826,000             839,507,000
Property held for disposition, net......................                        3,343,000                       -
Land held for development...............................                        5,829,000               5,737,000
Construction in progress................................                                -              19,467,000
                                                                       -----------------------  ----------------------
                                                                              941,998,000             864,711,000

Receivables.............................................                          514,000                 461,000
Deferred rent receivables...............................                        8,868,000               7,697,000
Intangible assets, net..................................                          755,000                 981,000
Other assets............................................                        1,422,000               1,546,000
                                                                       -----------------------  ----------------------
              Total assets..............................                  $ 1,028,505,000         $   930,756,000
                                                                       =======================  ======================


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accrued and other liabilities..............................               $    35,202,000         $    28,964,000
Mortgage notes payable.....................................                    30,354,000              30,971,000
                                                                       -----------------------  ----------------------
         Total liabilities.................................                    65,556,000              59,935,000

Minority interest:
         Preferred units...................................                   197,750,000             144,750,000
         Common units......................................                   162,338,000             161,728,000

Shareholders' equity:
   Preferred stock,  $0.01  par value,   50,000,000  shares
     authorized,   4,840  shares  issued   and  outstanding
     at  September  30, 2001   (2,200   shares  issued  and
     outstanding at December 31, 2000).....................                   121,000,000              55,000,000
   Common stock,  $0.01 par   value,   100,000,000   shares
     authorized,21,704,067 shares issued and outstanding at
     September  30, 2001  (23,044,635  shares   issued  and
     outstanding at December 31, 2000).....................                       217,000                 230,000
   Paid-in capital.........................................                   426,546,000             464,855,000
   Cumulative net income...................................                   162,134,000             124,990,000
   Other comprehensive loss................................                      (740,000)                      -
   Cumulative distributions................................                  (106,296,000)            (80,732,000)
                                                                       -----------------------  ----------------------
         Total shareholders' equity........................                   602,861,000             564,343,000
                                                                       -----------------------  ----------------------
              Total liabilities and shareholders' equity...               $ 1,028,505,000         $   930,756,000
                                                                       =======================  ======================

                             See accompanying notes.
                                        2

                             PS BUSINESS PARKS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                             For the Three Months                For the Nine Months
                                                              Ended September 30,                Ended September 30,
                                                      ----------------------------------- ------------------------------------
                                                             2001             2000              2001             2000
                                                      ------------------ ---------------- ----------------- ------------------
Revenues:
   Rental income.................................       $   43,290,000    $   36,798,000   $  121,964,000    $  107,265,000
   Facility management fees primarily from
     affiliates..................................              170,000           131,000          499,000           383,000
   Business services.............................               75,000            82,000          308,000           349,000
   Interest income...............................              346,000         1,035,000        1,659,000         3,046,000
   Dividend income...............................                4,000           439,000           12,000         1,297,000
                                                      ------------------ ---------------- ----------------- ------------------
                                                            43,885,000        38,485,000      124,442,000       112,340,000
                                                      ------------------ ---------------- ----------------- ------------------
Expenses:
  Cost of operations.............................           12,006,000         9,762,000       32,852,000        29,432,000
  Cost of facility management....................               38,000            27,000          111,000            77,000
  Cost of business services......................              147,000            78,000          460,000           142,000
  Depreciation and amortization..................           10,679,000         9,449,000       30,058,000        26,723,000
  General and administrative.....................            1,037,000           995,000        3,157,000         2,859,000
  Interest expense...............................              538,000           502,000          932,000         1,246,000
                                                      ------------------ ---------------- ----------------- ------------------
                                                            24,445,000        20,813,000       67,570,000        60,479,000
                                                      ------------------ ---------------- ----------------- ------------------
Income before gain on investment and minority
interest.........................................           19,440,000        17,672,000       56,872,000        51,861,000

  Gain on disposition of real estate.............                    -           159,000                -           256,000
  Gain on investment in Pacific Gulf
   Properties Inc................................                    -                 -           15,000                 -
                                                      ------------------ ---------------- ----------------- ------------------
Income before minority interest..................           19,440,000        17,831,000       56,887,000        52,117,000
                                                      ------------------ ---------------- ----------------- ------------------

  Minority interest in income - preferred units..           (3,323,000)       (3,157,000)      (9,696,000)       (8,998,000)
  Minority interest in income - common units.....           (3,268,000)       (3,203,000)     (10,047,000)       (9,393,000)
                                                      ------------------ ---------------- ----------------- ------------------
Net income.......................................       $   12,849,000    $   11,471,000   $   37,144,000    $   33,726,000
                                                      ================== ================ ================= ==================
Net income allocation:
  Allocable to preferred shareholders............       $    2,839,000    $    1,272,000   $    6,014,000    $    3,816,000
  Allocable to common shareholders...............           10,010,000        10,199,000       31,130,000        29,910,000
                                                      ------------------ ---------------- ----------------- ------------------
                                                        $   12,849,000    $   11,471,000   $   37,144,000    $   33,726,000
                                                      ================== ================ ================= ==================
Net income per common share:
  Basic..........................................       $        0.45     $        0.44    $        1.38     $        1.28
                                                      ================== ================ ================= ==================
  Diluted........................................       $        0.45     $        0.44    $        1.37     $        1.28
                                                      ================== ================ ================= ==================

Weighted average common shares outstanding:
  Basic..........................................           22,210,000        23,117,000       22,610,000        23,354,000
                                                      ================== ================ ================= ==================
  Diluted........................................           22,295,000        23,216,000       22,685,000        23,426,000
                                                      ================== ================ ================= ==================

                             See accompanying notes.
                                       3

                             PS BUSINESS PARKS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)


                                                            Preferred Stock                Common Stock
                                                        -----------------------    ----------------------------      Paid-in
                                                          Shares      Amount          Shares         Amount          Capital
                                                        --------- -------------    ------------- --------------  ----------------
     BALANCES AT DECEMBER 31, 2000............             2,200   $55,000,000       23,044,635     $  230,000     $ 464,855,000

       Issuance of preferred stock............             2,640    66,000,000                -              -       (1,663,000)
       Exercise of stock options..............                 -             -           82,443          1,000        1,397,000
        Unrealized loss - depreciation in
          marketable securities...............                 -             -                -              -                -

        Repurchase of common stock............                 -             -       (1,423,011)       (14,000)     (38,961,000)
        Net income............................                 -             -                -              -                -
        Distributions paid:
            Preferred stock...................                 -             -                -              -                -
            Common stock......................                 -             -                -              -                -
        Adjustment  to reflect  minority  interest
          to underlying ownership interest.......              -             -                -              -          918,000
                                                        --------- -------------    ------------- --------------  ----------------
     BALANCES AT SEPTEMBER 30, 2001...........             4,840  $121,000,000       21,704,067     $  217,000     $ 426,546,000
                                                        ========= =============    ============= ==============  ================

                                                                             Other
                                                        Cumulative       Comprehensive         Cumulative        Shareholders'
                                                        Net Income            Loss           Distributions          Equity
                                                   ------------------- ------------------ ------------------ -------------------
     BALANCES AT DECEMBER 31, 2000............       $ 124,990,000               -          $ (80,732,000)      $   564,343,000

       Issuance of preferred stock............                   -               -                      -            64,337,000
       Exercise of stock options..............                   -               -                      -             1,398,000
        Unrealized loss - depreciation in
          marketable securities...............                   -        (740,000)                     -              (740,000)

        Repurchase of common stock............                   -               -                      -           (38,975,000)
        Net income............................          37,144,000               -                      -            37,144,000
        Distributions paid:
            Preferred stock...................                   -               -             (6,014,000)           (6,014,000)
            Common stock......................                   -               -            (19,550,000)          (19,550,000)
        Adjustment  to reflect  minority  interest
          to underlying ownership interest.......                -               -                      -               918,000
                                                   ------------------- ------------------ ------------------ -------------------
     BALANCES AT SEPTEMBER 30, 2001...........       $ 162,134,000      $ (740,000)         $(106,296,000)      $   602,861,000
                                                   =================== ================== ================== ===================

                             See accompanying notes.
                                       4

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                           ------------------------------------------
                                                                                  2001                    2000
                                                                           --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.......................................................        $    37,144,000       $    33,726,000
   Adjustments  to  reconcile  net  income  to net  cash  provided  by operating activities:
       Gain on investment in Pacific Gulf Properties Inc............                (15,000)                    -
       Depreciation and amortization expense........................             30,058,000            26,723,000
       Minority interest in income..................................             19,743,000            18,391,000
       Increase in receivables and other assets.....................             (1,056,000)           (1,768,000)
       Increase in accrued and other liabilities....................              6,233,000             5,823,000
                                                                           --------------------  --------------------
            Total adjustments.......................................             54,978,000            49,169,000
                                                                           --------------------  --------------------
         Net cash provided by operating activities..................             92,107,000            82,895,000
                                                                           --------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in marketable securities..........................             (9,440,000)           (1,732,000)
       Sale of marketable securities................................              6,079,000                     -
       Acquisition of real estate facilities........................            (90,239,000)          (56,407,000)
       Disposition of real estate facilities........................                      -            23,634,000
       Capital improvements to real estate facilities...............             (7,346,000)           (7,598,000)
       Development of real estate facilities........................             (9,534,000)          (13,790,000)
                                                                           --------------------  --------------------
         Net cash used in investing activities......................           (110,480,000)          (55,893,000)
                                                                           --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on mortgage notes payable.................               (617,000)           (5,898,000)
       Net proceeds from the issuance of preferred stock............             64,337,000                     -
       Net proceeds from the issuance of preferred operating
         partnership units..........................................             51,650,000            11,700,000
       Exercise of stock options....................................              1,398,000               193,000
       Repurchase of common stock...................................            (38,975,000)          (14,781,000)
       Redemption of common operating partnership units.............               (808,000)                    -
       Distributions paid to preferred shareholders.................             (6,014,000)           (3,816,000)
       Distributions paid to minority interests - preferred units...             (9,696,000)           (8,998,000)
       Distributions paid to common shareholders....................            (19,550,000)          (17,480,000)
       Distributions paid to minority interests - common units......             (6,356,000)           (5,529,000)
                                                                           --------------------  --------------------
         Net cash provided by (used in) financing activities........             35,369,000           (44,609,000)
                                                                           --------------------  --------------------

Net increase (decrease) in cash and cash equivalents................             16,996,000           (17,607,000)

Cash and cash equivalents at the beginning of the period............             49,295,000            74,220,000
                                                                           --------------------  --------------------

Cash and cash equivalents at the end of the period..................        $    66,291,000       $    56,613,000
                                                                           ====================  ====================

                             See accompanying notes.

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                           ------------------------------------------
                                                                                  2001                    2000
                                                                           --------------------  --------------------
Supplemental schedule of non cash investing and financing
   activities:

Conversion of common OP units into shares of common stock:
       Minority interest - common units.............................      $               -           $(2,531,000)
       Common stock.................................................                      -                 1,000
       Paid-in capital..............................................                      -             2,530,000

Adjustment to reflect minority  interest  to  underlying  ownership interest:
       Minority interest - common units.............................               (918,000)            1,540,000
       Paid-in capital..............................................                918,000            (1,540,000)

Reclassification of developed properties:
       Real estate facilities.......................................            (28,507,000)           (3,228,000)
       Construction in progress.....................................             28,507,000             3,228,000

Unrealized gain/loss:
       Marketable securities........................................                740,000            (6,480,000)
       Other comprehensive (loss) income............................               (740,000)            6,480,000



                             See accompanying notes
                                       6

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



1.   Organization and description of business

     PS Business Parks, Inc. ("PSB") was incorporated in the state of California in 1990. As of September 30, 2001, PSB owned an approximate 75% general and limited partnership interest in PS Business Parks, L.P. (the "Operating Partnership" or "OP"). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the "Company."

     The company is a fully integrated, self-advised and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of September 30, 2001, the Company owned and operated approximately 13.6 million net rentable square feet located in 9 states. The Company also managed approximately 1.3 million net rentable square feet on behalf of Public Storage, Inc. ("PSI"), affiliated entities and a third party owner.

2.   Summary of significant accounting policies

     Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 or Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of the condensed consolidated financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The condensed consolidated financial statements include the accounts of PSB and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

     Financial Instruments

     The methods and assumptions used to estimate the fair value of financial instruments is described below. The Company has estimated the fair value of financial instruments using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop estimates of market value. Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

     Marketable securities

     Marketable securities are classified as "available-for-sale" in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments are reflected on the balance sheet at fair market value based upon the quoted market price. The unrealized loss of $740,000 is excluded from earnings and reported in a separate component of shareholders' equity. Dividend income is recognized when earned.

     The Company sold its investment in Pacific Gulf Properties Inc. during the nine months ended September 30, 2001 and recognized a gain of $15,000.

     Real estate facilities

     Real estate facilities are recorded at cost. Costs related to the renovation or improvement of the properties are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Buildings and equipment are depreciated on the straight-line method over the estimated useful lives, which are generally 30 and 5 years, respectively.

     Interest cost and property taxes incurred during the period of construction of real estate facilities are capitalized. The Company capitalized $1,001,000 and $996,000 of interest expense during the nine months ended September 30, 2001 and 2000, respectively.

     Intangible assets

     Intangible assets consist of property management contracts for properties managed, but not owned, by the Company. The intangible assets are being amortized over seven years. Intangible assets are net of accumulated amortization of $1,401,000 and $1,175,000 at September 30, 2001 and December 31, 2000, respectively.

     Evaluation of asset impairment

     The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based on discounting its estimated future cash flows. At September 30, 2001, no such indicators of impairment have been identified.

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

     Net income per common share

     Per share amounts are computed using the number of weighted average common shares outstanding. "Diluted" weighted average common shares outstanding includes the dilutive effect of stock options under the treasury stock method. "Basic" weighted average common shares outstanding excludes such effect. Earnings per share have been calculated as follows:


                                                                       For the Three Months             For the Three Months
                                                                       Ended September 30,              Ended September 30,
                                                                --------------------------------- --------------------------------
                                                                       2001             2000            2001             2000
                                                                ----------------- --------------- ---------------- ---------------

Net income allocable to common shareholders....................  $    10,010,000   $ 10,199,000     $ 31,130,000     $ 29,910,000
                                                                ================= =============== ================ ===============
Weighted average common shares outstanding:

   Basic weighted average common shares outstanding............       22,210,000     23,117,000       22,610,000      23,354,000
   Net effect of  dilutive  stock  options - based on  treasury
     stock method using average market price...................           85,000         99,000           75,000          72,000
                                                                ----------------- --------------- ---------------- ---------------
   Diluted weighted average common shares outstanding..........       22,295,000     23,216,000       22,685,000      23,426,000
                                                                ================= =============== ================ ===============
Basic earnings per common share................................  $         0.45    $       0.44     $       1.38     $      1.28
                                                                ================= =============== ================ ===============
Diluted earnings per common share..............................  $         0.45    $       0.44     $       1.37     $      1.28
                                                                ================= =============== ================ ===============

     Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements for 2000 in order to conform to the 2001 presentation.

3.   Real Estate Facilities

     The activity in real estate facilities for the nine months ended September 30, 2001 is as follows:


                                                                                 Accumulated
                                                Land            Buildings        Depreciation          Total
                                          ----------------- ------------------ ------------------ -----------------
     Balances at December 31, 2000......   $   214,020,000   $   709,328,000    $   (83,841,000)  $   839,507,000
     Property acquisitions..............        23,147,000        67,092,000                  -        90,239,000
     Developed projects.................         4,397,000        24,512,000                           28,909,000
     Capital improvements...............                 -         7,346,000                  -         7,346,000
     Properties held for disposition....          (929,000)       (2,863,000)           449,000        (3,343,000)
     Depreciation expense...............                 -                 -        (29,832,000)      (29,832,000)
                                          ----------------- ------------------ ------------------ -----------------
     Balances at September 30, 2001.....   $   240,635,000   $   805,415,000    $  (113,224,000)  $   932,826,000
                                          ================= ================== ================== =================


     During the nine months ended September 30, 2001, the Company incurred $9,534,000 in development costs.

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

     One property has been identified as not meeting the Company's ongoing investment strategy and has been designated as a property held for disposition at September 30, 2001. This property is currently being marketed and the Company anticipates a gain on the sale during this fiscal year. The following summarizes the condensed results of operations of the property held for disposition which is also included in the condensed consolidated statements of income:

                                              For the Nine Months
                                              Ended September 30,
                                        --------------------------------
                                            2001               2000
                                        ---------------  ---------------
   Rental income.......................  $1,036,000       $  863,000
   Cost of operations..................    (470,000)        (379,000)
   Depreciation........................     (67,000)         (60,000)
                                        ---------------  ---------------
   Net operating income................  $  499,000       $  424,000
                                        ===============  ===============

4.   Leasing Activity

     The Company leases space in its real estate facilities to tenants under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues excluding recovery of expenses as of September 30, 2001 under these leases are as follows:

           2001 (October - December)...........         $   36,300,000
           2002................................            127,433,000
           2003................................            101,246,000
           2004................................             74,409,000
           2005................................             54,560,000
           Thereafter..........................             85,416,000
                                                       -----------------
                                                        $  479,364,000
                                                       =================

     In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $16,846,000 and $14,277,000 for the nine months ended September 30, 2001 and 2000, respectively. These amounts are included as rental income and cost of operations in the accompanying condensed consolidated statements of income.

5.   Revolving lind of credit

     In September 2000, the Company extended its unsecured line of credit (the "Credit Facility") with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 6, 2003. The expiration date may be extended by one year on each anniversary of the Credit Facility. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.75% to LIBOR plus 1.35% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 1.00%). In addition, the Company is required to pay an annual commitment fee of 0.25% of the borrowing limit. The Company had no outstanding balance and $100 million available on its line of credit at September 30, 2001 and December 31, 2000.

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

     The Credit Facility requires the Company to meet certain covenants including (i) maintaining a balance sheet leverage ratio (as defined) of less than 0.50 to 1.00, (ii) maintaining interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.0 and 1.75 to 1.0, respectively, (iii) maintaining a minimum total shareholders' equity (as defined) and (iv) limiting distributions to 95% of funds from operations. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company's unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at September 30, 2001.

6.   Mortgage notes payable


     Mortgage notes consist of the following:                                  September 30,       December 31,
                                                                                   2001                2000
                                                                            ------------------- ------------------
     7.050% mortgage note, principal and interest payable monthly,  due
          May 2006......................................................      $    8,424,000     $    8,570,000
     8.190% mortgage note, principal and interest payable monthly,  due
          March 2007....................................................           6,334,000          6,482,000
     7.290% mortgage note, principal and interest payable monthly,  due
          February 2009.................................................           6,192,000          6,272,000
     7.280% mortgage note, principal and interest payable monthly,  due
          February 2003.................................................           4,092,000          4,186,000
     8.000% mortgage note, principal and interest payable monthly,  due
          April 2003....................................................           1,954,000          2,022,000
     8.500% mortgage note, principal and interest payable monthly,  due
          July 2007.....................................................           1,811,000          1,850,000
     8.000% mortgage note, principal and interest payable monthly,  due
          April 2003....................................................           1,547,000          1,589,000
                                                                            ------------------- ------------------
                                                                              $   30,354,000     $   30,971,000
                                                                            =================== ==================

     At September 30, 2001, approximate principal maturities of mortgage notes payable are as follows:

         2001 (October - December)...........         $      214,000
         2002................................                898,000
         2003................................              7,874,000
         2004................................                699,000
         2005................................                755,000
         Thereafter..........................             19,914,000
                                                     -----------------
                                                      $   30,354,000
                                                     =================

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

7.   Minority interests

     Common partnership units

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

     At September 30, 2001, there were 7,305,355 OP units owned by PSI and affiliated entities. On a fully converted basis, assuming all 7,305,355 minority interest OP units were converted into shares of common stock of PSB at September 30, 2001, the minority interest units would convert into approximately 25% of the common shares outstanding. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interest's equity in the Company.

     Preferred partnership units

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

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

     On September 7 and 23, 1999, the Operating Partnership completed private placements of 1,200,000 and 400,000 preferred units, respectively, with a preferred distribution rate of 8 7/8%. The net proceeds from the placements of preferred units were approximately $39.2 million.

     On July 12, 2000, the Operating Partnership completed a private placement of 480,000 preferred units with a preferred distribution rate of 8 7/8%. The net proceeds from the placement of preferred units were approximately $11.7 million.

     On September 21, 2001, the Operating Partnership completed a private placement of 2,120,000 preferred units with a preferred distribution rate of 9 1/4%. The net proceeds from the placement of preferred units were approximately $51.6 million.

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

8.   Property management contracts

     The Operating Partnership manages industrial, office and retail facilities for PSI and affiliated entities. These facilities, all located in the United States, operate under the "Public Storage" or "PS Business Parks" names. In addition, the Operating Partnership manages an office building for a third party owner.

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

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

9.   Shareholders' equity

     Preferred stock

     As of September 30, 2001 and December 31, 2000, the Company had the following series of preferred stock outstanding:


                                                 September 30, 2001                      December 31, 2000
                                        -------------------------------------- --------------------------------------
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

     On May 10, 2001, the Company issued 1,840,000 depositary shares, each representing 1/1,000 of a share of 9 1/2% Cumulative Preferred Stock, Series D in a public offering. On June 18, 2001, the Company issued 800,000 depositary shares, each representing 1/1,000 of a share of 9 1/2% Cumulative Preferred Stock, Series D in a directed placement. Net proceeds from the offerings were approximately $64.3 million and were used for investment in real estate and general corporate purposes.

     Holders of the Company's preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company's Board of Directors until all events of default have been cured. At September 30, 2001, there were no dividends in arrears.

     Except under certain conditions relation to the Company's qualification as a REIT, the preferred stock is not redeemable prior to the following dates:
     Series A - April 30, 2004 and Series D - May 10, 2006. On or after the respective dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends.

     The Company paid $6,014,000 and $3,816,000 in distributions to its preferred shareholders for the nine months ended September 30, 2001 and 2000, respectively.

     Common stock

     The Company's Board of Directors has authorized the repurchase from time to time of up to 2,500,000 shares of the Company's common stock on the open market or in privately negotiated transactions. Purchases will be made subject to market conditions and other investment opportunities available to the Company. As of December 31, 2000, the Company had repurchased 722,600 shares of common stock at an aggregate cost of approximately $16.6 million. The Company repurchased an additional 1,423,011 shares of common stock at an aggregate cost of approximately $39.0 million for the nine months ended September 30, 2001.

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


     On March 31, 2000, a holder of common OP units exercised its option and converted its 107,517 common OP units into an equal number of shares of PSB common stock. The conversion resulted in an increase in shareholders' equity and a corresponding decrease in minority interest of approximately $2,531,000, representing the book value of the OP units at the time of conversion.

     The Company paid $19,550,000 ($0.87 per common share) and $17,480,000 ($0.75 per common share) in distributions to its common shareholders for the nine months ended September 30, 2001 and 2000, respectively. Pursuant to restrictions on the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

     Equity stock

     In addition to common and preferred stock, the Company is authorized to issue 100,000,000 shares of Equity Stock. The Articles of Incorporation provide that the Equity Stock may be issued from time to time in one or more series and give the Board of Directors broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Stock.

10.  Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company on January 1, 2001. This statement provides a comprehensive and consistent standard for the recognition and measurements of derivatives and hedging activities. The Company adopted SFAS No. 133 on January 1, 2001. This adoption had no material impact on the Company's consolidated financial statements.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the disposal of long-lived assets and becomes effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is studying this statement to determine its effect on the consolidated financial statements and will adopt this statement in the year ending December 31, 2002.

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

     The Company acquired a property in Beaverton, Oregon ("Creekside Corporate Park") in May 1998. A portion of Creekside Corporate Park, as well as properties adjacent to Creekside Corporate Park, are currently the subject of an environmental remedial investigation/feasibility study ("RI/FS") that is being conducted by two current and past owner /operators of an industrial facility on adjacent property, pursuant to an order issued by the Oregon Department of Environmental Quality ("ODEQ"). As part of that study, ODEQ ordered the owner/operators of the industrial facility to sample soil and groundwater on the Company's property to determine the nature and extent of contamination resulting from past operations at the industrial facility. The Company, which is not a party to the Order on Consent, executed separate Access Agreements with the two owner/operators to allow access to portions of Creekside Corporate Park to conduct the required sampling and testing. The sampling and testing is ongoing; results to date indicate that the contamination from the industrial facility has migrated onto portions of Creekside Corporate Park owned by the Company.

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

     On  November  3, 1999,  the  Company  filed an action  entitled PS Business
     Parks, Inc. v. Larry Howard et al. (Case No. BC219580) in Los Angeles Superior court seeking damages in excess of $1 million. The complaint alleges that Mr. Howard and entities controlled by him engaged in unfair trade practices. The Company subsequently amended its complaint to add Mary Jayne Howard, a former officer of the Company as a defendant. Mr. Howard filed a cross-complaint which the Company intends to vigorously contest. The litigation is proceeding.

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

     On February 2, 2000, the Company filed an action against Mary Piper, its former Vice President of operations, in Riverside County Superior Court, alleging claims for breach of fiduciary duties, fraud and deceit, constructive fraud, negligent misrepresentation, violation of Section 17000 of Business and Professions Code, violation of Section 17200 of the Business and Professions Code and culpable negligence. The Company's claims arose from Ms. Piper's alleged participation in a plan that resulted in the payment of improper kickbacks to Larry Howard, a former vendor of the Company and the husband of Mary Jayne Howard, a former officer of the Company. Ms. Piper subsequently filed a cross-complaint which the Company intends to vigorously contest.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Forward-Looking Statments: Forward-looking statements are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Item 2A. Risk Factors." In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Overview
--------

         Effect of Economic Conditions on the Company's Operations: During 2001, the Company has been affected by the slowdown in economic activity in the United States which has affected most of the Company's primary markets. These effects were exacerbated by the terrorist attacks of September 11, 2001 and the related aftermath. These effects include a decline in occupancy rates and a reduction in market rates throughout the portfolio, slower than expected lease-up of our development properties, lower interest rates on invested cash and the expectation that insurance costs will rise upon expiration of our policies in March 2002.

         The reduction in occupancies and market rental rates has been the result of several factors related to general economic conditions. There are more businesses contracting than expanding, more businesses failing than starting-up and businesses are uncertain, resulting in slower decision-making and requests for shorter term leases. There is also more competing vacant space including substantial amounts of sub-lease space in many of the Company's markets. An extended economic slowdown will put additional downward pressure on occupancies and market rental rates and may lead to an upward pressure on higher rent concessions, tenant improvements and broker commissions.

         The Company's developments are 63% leased, but behind the Company's original expectations. There is a 102,000 square foot development in the Las Colinas submarket of Dallas, Texas that is 100% leased, a 141,000 square foot flex development in Northern Virginia that is 60% leased, with increasing activity from government contractors. Finally, the Company completed a 94,000 square foot development in the Beaverton submarket of Portland, Oregon that is 27% leased, but activity has been severely impacted by the economic slowdown.

         Historically, the Company has raised capital prior to identifying opportunities to deploy the capital. This has generally resulted in some short-term earnings dilution. Interest rates on cash investments have declined 350 basis points over the past twelve months, resulting in a significantly greater cost of capital awaiting to be deployed. The Company is evaluating whether this strategy continues to be viable in this interest rate environment.

         The Company also anticipates a 25%-50% increase in insurance costs when our current policies expire in 2002 due to the terrorist attacks of September 11, 2001. The Company does not expect the increase to materially impact its results since insurance expense represents less than 3% of the Company's operating costs and most of the cost will be passed along to the Company's customers in accordance with the lease agreements.

         Growth of the Company's Operations: During 2000 and the nine months ended September 30, 2001, the Company focused on increasing cash flow from its existing core portfolio of properties, expanding its presence in existing markets through strategic acquisitions and developments and strengthening its balance sheet primarily through the issuance of preferred stock/units. The Company has maintained low debt and overall leverage levels including preferred stock/units to facilitate future growth.

         During the nine months ended September 30, 2001, the Company expanded its presence in Northern Virginia. The Company acquired 12 buildings known as the Prosperity Business Campus in Fairfax County, Virginia at a cost of $88.4 million. The acquisition was funded with the Company's existing cash, including proceeds from the issuance of depositary shares. The 12 buildings consist of four office buildings (355,000 square feet) and eight flex-space buildings (302,000 square feet). The Company plans to continue to build its presence in existing markets by acquiring high quality facilities in selected markets. The Company targets properties with below market rents which offer the Company the ability to raise rents to market as leases expire in addition to achieving economies of scale resulting in more efficient operations. In addition, the Company began to collect rent on three developments totaling 340,000 square feet. The developments are in the lease-up phase and net operating income for the nine months ending September 30, 2001 was $741,000.

         During 2000, the Company added approximately 842,000 square feet to its portfolio at an aggregate cost of approximately $82 million. These acquisitions increased the Company's presence in its existing markets, which the Company believes have the characteristics necessary for long-term growth. The Company acquired 454,000 square feet in Southern California for $40 million, 178,000 square feet in Northern California for $23 million, 210,000 square feet in Northern Virginia for approximately $19 million. In addition, the Company completed development of a property totaling 22,000 square feet in Oregon for approximately $3 million. The Company also sold five properties aggregating 627,000 square feet for approximately $23.8 million in non-core markets.

Results of Operations
---------------------

         Results of Operations: Net income for the three months ended September 30, 2001 was $12,849,000 compared to $11,471,000 for the same period in 2000.
Net income allocable to common shareholders (net income less preferred stock dividends) for the three months ended September 30, 2001 was $10,010,000 compared to $10,199,000 for the same period in 2000. Net income per common share on a diluted basis was $0.45 for the three months ended September 30, 2001 compared to $0.44 for the same period in 2000 (based on weighted average diluted common shares outstanding of 22,295,000 and 23,216,000, respectively). Net income for the nine months ended September 30, 2001 was $37,144,000 compared to $33,726,000 for the same period in 2000. Net income allocable to common shareholders (net income less preferred stock dividends) for the nine months ended September 30, 2001 was $31,130,000 compared to $29,910,000 for the same period in 2000. Net income per common share on a diluted basis was $1.37 for the nine months ended September 30, 2001 compared to $1.28 for the same period in 2000 (based on weighted average diluted common shares outstanding of 22,685,000 and 23,426,000, respectively).

         The Company's property operations account for almost all of the net operating income earned by the Company. The following table presents the pre-depreciation operating results of the properties:


                                                                       Three Months Ended
                                                                          September 30,
                                                                  ---------------------------------
                                                                      2001              2000              Change
                                                                  ----------------  ---------------     -----------
Rental income:
"Same Park" facilities (11.5 million net rentable square feet)
                                                                    $35,719,000       $34,455,000           3.7%
Other facilities............................................          7,571,000         2,343,000         223.1%
                                                                  ----------------  ---------------
Total rental income.........................................        $43,290,000       $36,798,000          17.6%
                                                                  ================  ===============

Cost of operations (excluding depreciation):
"Same Park" facilities......................................         $9,395,000        $8,960,000           4.9%
Other facilities............................................          2,611,000           802,000         225.6%
                                                                  ----------------  ---------------
Total cost of operations....................................        $12,006,000        $9,762,000          23.0%
                                                                  ================  ===============

Net operating income (rental income less cost of operations):
"Same Park" facilities......................................        $26,324,000       $25,495,000           3.3%
Other facilities............................................          4,960,000         1,541,000         221.9%
                                                                  ----------------  ---------------
Total net operating income..................................        $31,284,000       $27,036,000          15.7%
                                                                  ================  ===============


                                                                       Three Months Ended
                                                                          September 30,
                                                                  ---------------------------------
                                                                      2001              2000              Change
                                                                  ----------------  ---------------     -----------
Rental income:
"Same Park" facilities (11.5 million net rentable square feet)
                                                                   $106,528,000      $100,731,000           5.8%
Other facilities.............................................        15,436,000         6,534,000         136.2%
                                                                  ----------------  ---------------
Total rental income..........................................      $121,964,000      $107,265,000          13.7%
                                                                  ================  ===============

Cost of operations (excluding depreciation):
"Same Park" facilities.......................................       $28,290,000       $27,210,000           4.0%
Other facilities.............................................         4,562,000         2,222,000         105.3%
                                                                  ----------------  ---------------
Total cost of operations.....................................       $32,852,000       $29,432,000          11.6%
                                                                  ================  ===============

Net operating income (rental income less cost of operations):
"Same Park" facilities.......................................       $78,238,000       $73,521,000           6.4%
Other facilities.............................................        10,874,000         4,312,000         152.2%
                                                                  ----------------  ---------------
Total net operating income...................................       $89,112,000       $77,833,000          14.5%
                                                                  ================  ===============


         Rental income and rental income less cost of operations or net operating income ("NOI") prior to depreciation are summarized for the three months ended September 30, 2001 by major geographic region below:


                                  Square        Percent         Rental         Percent                        Percent
          Region                  Footage       of Total        Income        of Total          NOI          of Total
---------------------------    --------------  -----------  ---------------  ------------  -------------  ----------------
Southern California               3,548,000        26.1%       $11,228,000        27.2%      $8,426,000          26.9%
Northern California               1,495,000        11.0%         4,989,000        11.8%       3,742,000          12.0%
Southern Texas                    1,032,000         7.6%         2,883,000         7.3%       1,682,000           5.4%
Northern Texas                    1,951,000        14.3%         5,049,000        11.8%       3,367,000          10.8%
Virginia                          2,621,000        19.3%        10,119,000        19.9%       7,336,000          23.5%
Maryland                            866,000         6.4%         2,494,000         6.1%       1,917,000           6.1%
Oregon                            1,288,000         9.5%         4,727,000        11.4%       3,907,000          12.5%
Other                               797,000         5.8%         1,801,000         4.6%         907,000           2.9%
                               --------------  -----------  ---------------  ------------  -------------  ----------------
                                 13,598,000       100.0%       $43,290,000       100.0%     $31,284,000         100.0%
                               ==============  ===========  ===============  ============  =============  ================

         Rental income and rental income less cost of operations or net operating income ("NOI") prior to depreciation are summarized for the nine months ended September 30, 2001 by major geographic region below:


                                  Square        Percent         Rental         Percent                        Percent
          Region                  Footage       of Total        Income        of Total          NOI          of Total
---------------------------    --------------  -----------  ---------------  ------------  -------------  ----------------
Southern California               3,548,000        26.1%       $33,085,000        27.1%     $24,726,000          27.7%
Northern California               1,495,000        11.0%        14,500,000        11.9%      11,043,000          12.4%
Southern Texas                    1,032,000         7.6%         8,846,000         7.3%       5,359,000           6.0%
Northern Texas                    1,951,000        14.3%        14,382,000        11.8%       9,867,000          11.1%
Virginia                          2,621,000        19.3%        24,258,000        19.9%      17,885,000          20.1%
Maryland                            866,000         6.4%         7,393,000         6.1%       5,650,000           6.3%
Oregon                            1,288,000         9.5%        14,032,000        11.5%      11,429,000          12.8%
Other                               797,000         5.8%         5,468,000         4.5%       3,153,000           3.5%
                               --------------  -----------  ---------------  ------------  -------------  ----------------
                                 13,598,000       100.0%      $121,964,000       100.0%     $89,112,000         100.0%
                               ==============  ===========  ===============  ============  =============  ================

         Supplemental  Property  Date and   Trends:  In order  to  evaluate  the
performance of the Company's overall portfolio, management analyzes the operating performance of a consistent group of properties (11.5 million net rentable square feet). These properties in which the Company currently has an ownership interest (herein referred to as the "Same Park" facilities) have been owned and operated by the Company for the comparable periods. The square footage has been reduced since the end of the first quarter of 2001 for planned dispositions. The "Same Park" facilities represent approximately 85% of the square footage of the Company's portfolio at September 30, 2001.

         The  following  table   summarizes  the   pre-depreciation   historical
operating results of the "Same Park" facilities excluding the effects of accounting for rental income on a straight-line basis.

                "Same Park" Facilities (11.5 million square feet)
                -------------------------------------------------

                                                                     Three Months Ended
                                                                       September 30,
                                                            -------------------------------------
                                                                  2001                2000             Change
                                                            -----------------  ------------------    ----------
  Rental income (1)....................................      $  35,481,000       $  33,774,000          5.1%
  Cost of operations...................................          9,395,000           8,960,000          4.9%
                                                            -----------------  ------------------
  Net operating income.................................      $  26,086,000       $  24,814,000          5.1%
                                                            =================  ==================

  Gross margin (2).....................................          73.5%               73.5%              0.0%

  WEIGHTED AVERAGE FOR PERIOD:

      Occupancy........................................          95.0%               96.6%             (1.6%)
      Annualized realized rent per occupied sq. ft.(3).          $12.93              $12.11             6.8%


                                                                     Nine Months Ended
                                                                       September 30,
                                                            -------------------------------------
                                                                  2001                2000             Change
                                                            -----------------  ------------------    ----------
  Rental income (1)....................................      $ 105,505,000       $  98,899,000          6.7%
  Cost of operations...................................         28,290,000          27,210,000          4.0%
                                                            -----------------  ------------------
  Net operating income.................................      $  77,215,000       $  71,689,000          7.7%
                                                            =================  ==================

  Gross margin (2).....................................          73.3%               72.5%              0.7%

  WEIGHTED AVERAGE FOR PERIOD:

      Occupancy........................................          95.6%               96.6%             (1.0%)
      Annualized realized rent per occupied sq. ft.(3).          $12.74              $11.82             7.8%


(1) Rental income does not include the effect of straight-line accounting.

(2) Gross margin is computed by dividing property net operating income by rental income.

(3) Realized rent per square foot represents the actual revenues earned per occupied square foot.

         The following tables summarize the "Same Park" operating results by major geographic region for the three months ended September 30, 2001 and 2000:


                             Revenues        Revenues       Increase          NOI            NOI          Increase
         Region                2001            2000        (Decrease)        2001            2000        (Decrease)
-------------------------  -------------- --------------- ------------   --------------  -------------  ------------
Southern California.....     $9,458,000      $8,862,000        6.7%         $7,400,000     $6,863,000       7.8%
Northern California.....      4,314,000       4,016,000        7.4%          3,259,000      3,068,000       6.2%
Southern Texas..........      2,880,000       2,747,000        4.8%          1,741,000      1,791,000      (2.8%)
Northern Texas..........      4,678,000       4,393,000        6.5%          3,175,000      3,033,000       4.7%
Virginia................      5,782,000       5,601,000        3.2%          4,189,000      4,021,000       4.2%
Maryland................      2,491,000       2,508,000       (0.7%)         1,944,000      1,845,000       5.4%
Oregon..................      4,076,000       3,862,000        5.5%          3,427,000      3,084,000      11.1%
Other...................      1,802,000       1,785,000        1.0%            951,000      1,109,000      (14.2%)
                           -------------- ---------------                --------------  -------------
                            $35,481,000     $33,774,000        5.1%        $26,086,000    $24,814,000        5.1%
                           ============== ===============                ==============  =============

         Northern and Southern California and Oregon continue to benefit from the expirations of leases with below market rents. The remaining markets (excluding Southern Texas) grew to a lesser extent. The peripheral markets were affected primarily by the drop in Arizona occupancies.

         The following tables summarize the "Same Park" operating results by major geographic region for the nine months ended September 30, 2001 and 2000:


                             Revenues        Revenues                         NOI            NOI
         Region                2001            2000         Increase         2001            2000         Increase
------------------------- --------------- --------------- ------------   --------------  -------------  ------------
Southern California.....    $27,843,000     $26,108,000        6.6%        $21,422,000    $20,003,000       7.1%
Northern California.....     12,333,000      11,215,000       10.0%          9,302,000      8,286,000      12.3%
Southern Texas..........      8,821,000       7,917,000       11.4%          5,370,000      4,762,000      12.8%
Northern Texas..........     13,775,000      13,011,000        5.9%          9,454,000      8,795,000       7.5%
Virginia................     17,540,000      16,585,000        5.8%         12,697,000     11,971,000       6.1%
Maryland................      7,373,000       7,369,000        0.1%          5,647,000      5,452,000       3.6%
Oregon..................     12,229,000      11,325,000        8.0%         10,076,000      9,134,000      10.3%
Other...................      5,591,000       5,369,000        4.1%          3,247,000      3,286,000      (1.2%)
                          --------------- ---------------                --------------  -------------
                           $105,505,000     $98,899,000        6.7%        $77,215,000    $71,689,000       7.7%
                          =============== ===============                ==============  =============

         Northern and Southern California and Oregon continue to benefit from the expirations of leases with below market rents. Southern Texas revenues increased in comparison to 2000 primarily due to increased occupancy and rental rate increases at certain Austin facilities. The remaining markets grew to a lesser extent.

         Facility Management Operations: The Company's facility management accounts for a small portion of the Company's net operating income. During the three months ended September 30, 2001, $132,000 in net operating income was recognized from facility management operations compared to $104,000 for the same period in 2000. During the nine months ended September 30, 2001, $388,000 in net operating income was recognized from facility management operations compared to $306,000 for the same period in 2000. Facility management fees have increased due to the increase in rental rates of the properties managed by the Company and an additional property brought under management during 2000.

         Business Services: Business services include construction management fees and fees from telecommunications service providers. During the three months ended September 30, 2001, Business Services generated a net operating loss of $72,000 compared to net operating income of $4,000 for the same period in 2000. During the nine months ended September 30, 2001, Business Services generated a net operating loss of $152,000 compared to net operating income of $207,000 for the same period in 2000.

         Interest Income: Interest income reflects earnings on cash balances. Interest income was $346,000 for the three months ended September 30, 2001 compared to $1,035,000 for the same period in 2000. Interest income was $1,659,000 for the nine months ended September 30, 2001 compared to $3,046,000 for the same period in 2000. The decreases are attributable to lower average cash balances and interest rates. Average cash balances and effective interest rates for the three months ended September 30, 2001 were approximately $39 million and 3.5% compared to $64 million and 6.5% for the same period in 2000. Average cash balances and effective interest rates for the nine months ended September 30, 2001 were approximately $51 million and 4.4% compared to $68 million and 6.3% for the same period in 2000.

         Dividend Income: Dividend income reflects dividends received from marketable securities. Dividend income was $4,000 for the three months ended September 30, 2001 compared to $439,000 for the same period in 2000. Dividend income was $12,000 for the nine months ended September 30, 2001 compared to $1,297,000 for the same period in 2000. No dividend income was received from Pacific Gulf Properties, Inc. during the three and nine months ended September 30, 2001.

         Cost of Operations: Cost of operations for the three months ended September 30, 2001 was $12,006,000 compared to $9,762,000 for the same period in 2000. Cost of operations for the nine months ended September 30, 2001 was $32,852,000 compared to $29,432,000 for the same period in 2000. The increases are due primarily to increased utilities, repairs and maintenance and payroll costs and the growth in the total square footage of the Company's portfolio of properties. Cost of operations for the three months ended September 30, 2001 consisted primarily of property taxes ($3,695,000), property maintenance ($2,461,000), utilities ($2,241,000) and direct payroll ($1,660,000). Cost of operations for the nine months ended September 30, 2001 consisted primarily of property taxes ($10,556,000), property maintenance ($6,481,000), utilities ($5,788,000) and direct payroll ($4,881,000). Cost of operations as a percentage of rental income increased from 26.5% to 27.7% for the three months ended
September 30, 2001 due primarily to the hiring of additional regional and divisional officers. Cost of operations as a percentage of rental income decreased from 27.4% to 26.9% for the nine months ended September 30, 2001 as a result of economies of scale achieved through the acquisition and development of properties in core markets and the disposition of properties outside of the Company's core markets in addition to revenue increases in excess of expense increases at the Company's "Same Park" facilities.

         Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended September 30, 2001 was $10,679,000 compared to $9,449,000 for the same period in 2000. Depreciation and amortization expense for the nine months ended September 30, 2001 was $30,058,000 compared to $26,723,000 for the same period in 2000. The increase is primarily due to the acquisition and development of real estate facilities during 2000 and 2001.

         General and Administrative Expense: General and administrative expense was $1,037,000 for the three months ended September 30, 2001 compared to $995,000 for the same period in 2000. General and administrative expense was $3,157,000 for the nine months ended September 30, 2001 compared to $2,859,000 for the same period in 2000. The increases are due primarily to the increased size and activities of the Company. Included in general and administrative costs are acquisition costs and abandoned transaction costs. Acquisition expenses were $136,000 and $130,000 for the three months ended September 30, 2001 and 2000, respectively. There was no abandoned transaction costs for the three months ended September 30, 2001 and 2000. Acquisition expenses were $453,000 and $378,000 for the nine months ended September 30, 2001 and 2000, respectively. Abandoned transaction costs were $7,000 and $7,000 for the nine months ended September 30, 2001 and 2000, respectively.

         Interest Expense: Interest expense was $538,000 for the three months ended September 30, 2001 compared to $502,000 for the same period in 2000. The increase is attributable to a reduction in capitalized interest in 2001 as a result of completed developments. Interest expense was $932,000 for the nine months ended September 30, 2001 compared to $1,246,000 for the same period in 2000. The decrease is primarily attributable to lower average debt balances during the period. Interest expense of $103,000 and $308,000 was capitalized as part of building costs associated with properties under development during the three months ended September 30, 2001 and 2000, respectively. Interest expense of $1,001,000 and $996,000 was capitalized as part of building costs associated with properties under development during the nine months ended September 30, 2001 and 2000, respectively.

         Gain on Investment in Pacific Gulf Properties Inc. ("PAG"): The Company sold its investment in PAG during the nine months ended September 30, 2001 and recognized a gain of $15,000.

         Minority Interest in Income: Minority interest in income reflects the income allocable to equity interest in the Operating Partnership that is not owned by the Company. Minority interest in income for the three months ended September 30, 2001 was $6,591,000 ($3,323,000 allocated to preferred unitholders and $3,268,000 allocated to common unitholders) compared to $6,360,000 ($3,157,000 allocated to preferred unitholders and $3,203,000 allocated to common unitholders) for the same period in 2000. Minority interest in income for the nine months ended September 30, 2001 was $19,743,000 ($9,696,000 allocated to preferred unitholders and $10,047,000 allocated to common unitholders) compared to $18,391,000 ($8,998,000 allocated to preferred unitholders and $9,393,000 allocated to common unitholders) for the same period in 2000. The increases in minority interest in income are due primarily to the issuance of preferred operating partnership units during 2000 and 2001 and higher earnings at the operating partnership level, partially offset by a conversion of units to common stock during 2000.

Liquidity and Capital Resources
-------------------------------

         Net cash provided by operating activities for the nine months ended September 30, 2001 and 2000 was $92,107,000 and $82,895,000, respectively.
Management believes that the Company's internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements and debt service requirements and to maintain the current level of distributions to shareholders.

         The following table summarizes the Company's cash flow from operating activities:


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                          ----------------------------------
                                                                               2001              2000
                                                                          ----------------  ----------------
Net income............................................................     $ 37,144,000      $ 33,726,000
Gain on investment in Pacific Gulf Properties, Inc....................          (15,000)                -
Depreciation and amortization.........................................       30,058,000        26,723,000
Minority interest in income...........................................       19,743,000        18,391,000
Change in working capital.............................................        5,177,000         4,055,000
                                                                          ----------------  ----------------
Net cash provided by operating activities.............................       92,107,000        82,895,000

Maintenance capital expenditures......................................       (2,589,000)       (2,301,000)
Tenant improvements...................................................       (3,091,000)       (3,058,000)
Capitalized lease commissions.........................................       (1,666,000)       (2,239,000)
                                                                          ----------------  ----------------
Funds available for distributions to shareholders, minority interests,
  acquisitions and other corporate purposes...........................       84,761,000        75,297,000

Cash distributions to shareholders and minority interests.............      (41,616,000)      (35,823,000)
                                                                          ----------------  ----------------

Excess funds available for principal payments on debt,  investments in
  real estate and other corporate purposes............................     $ 43,145,000      $ 39,474,000
                                                                          ----------------  ----------------

         The Company's capital structure is characterized by a low level of leverage. As of September 30, 2001, the Company had seven fixed rate mortgage notes payable totaling $30,354,000, which represented 3.1% of its total capitalization (based on book value, including minority interest and debt). The weighted average interest rate for the mortgage notes is 7.56%.

         The Company expects to fund its growth strategies with permanent capital, including issuances of common and preferred stock, and retained internally generated cash flows. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its unsecured line of credit (the "Credit Facility"). The Company intends to repay amounts borrowed under the Credit Facility from undistributed cash flow or, as market conditions permit and as determined to be advantageous, from the public or private placement of preferred and common stock/OP units of the Company or Operating Partnership or the formation of joint ventures. As of September 30, 2001 and for the nine months then ended, the leverage ratio was 30% (defined as debt and preferred equity as a percentage of market capitalization) and the Funds From Operations ("FFO") to combined fixed charges and preferred distributions coverage ratio was 4.9 to 1.0.

         On September 21, 2001, the Operating Partnership completed a private placement of 2,120,000 preferred units with a preferred distribution rate of 9 1/4%. The net proceeds from the placement of preferred units were approximately $51.6 million.

         On May 10, 2001, the Company issued 1,840,000 depositary shares, each representing 1/1,000 of a share of 9 1/2% Cumulative Preferred Stock, Series D in a public offering. On June 18, 2001, the Company issued 800,000 depositary shares, each representing 1/1,000 of a share of 9 1/2% Cumulative Preferred Stock, Series D in a directed placement. Net proceeds from the offerings were approximately $64.3 million and were used for investment in real estate and general corporate purposes.

         In September 2000, the Company extended its Credit Facility with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 6, 2003. The expiration date may be extended by one year on each anniversary of the Credit Facility. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.75% to LIBOR plus 1.35% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 1.00%). In addition, the Company is required to pay an annual commitment fee of 0.25% of the borrowing limit. As of September 30, 2001, the Company had no balance outstanding on the Credit Facility.

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

         FFO for the Company is computed as follows:

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                         -----------------------------------
                                                                               2001              2000
                                                                         ----------------- -----------------
Net income allocable to common shareholders........................       $  31,130,000     $  29,910,000
  Less:  Gain on investment in Pacific Gulf Properties Inc.........             (15,000)                -
  Less:  Gain on disposition of real estate........................                   -          (256,000)
  Depreciation and amortization....................................          30,058,000        26,723,000
  Minority interest in income - common units.......................          10,047,000         9,393,000
  Less:  Straight-line rent adjustment.............................          (1,171,000)       (1,951,000)
                                                                         ----------------- -----------------
Consolidated FFO allocable to common shareholders and minority
interests..........................................................          70,049,000        63,819,000
FFO allocated to common minority interest - common units...........         (17,092,000)      (15,253,000)
                                                                         ----------------- -----------------
FFO allocated to common shareholders...............................       $  52,957,000     $  48,566,000
                                                                         ================= =================

         Capital Expenditures: During the nine months ended September 30, 2001, the Company incurred $7.3 million in maintenance capital expenditures, tenant improvements and capitalized lease commissions. On a recurring annual basis, the Company expects $0.90 to $1.20 per square foot in recurring capital expenditures ($12-$16 million based on square footage at September 30, 2001). In addition, the Company expects to make $1.0 million in renovations on a property in Southern California during the remainder of 2001.

         Stock Repurchase: On November 7, 2001, the Board of Directors increased the number of common shares authorized to be repurchased from 2,500,000 to 4,500,000. The shares may be repurchased periodically on the open market or in privately negotiated transactions. The Company repurchased 1,423,011 shares of common stock and 30,484 common units at an aggregate cost of approximately $39.8 million during the nine months ended September 30, 2001. Since inception of the program (March 2000) through September 30, 2001, the Company has repurchased 2,145,611 shares of common stock and 30,484 common units at an aggregate cost of approximately $56.4 million.

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

PSI has significant influence over us.
--------------------------------------

         PSI owns a substantial number of our shares: At September 30, 2001, PSI owned 25% of the outstanding shares of our common stock (44% upon conversion of its interest in our operating partnership). Consequently, PSI has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions. In addition, PSI's ownership may make it more difficult for another party to take over our company without PSI's approval.

         PSI has a voting agreement with another large shareholder: PSI and an institutional shareholder owning 27% of our common stock as of September 30, 2001 have both agreed to vote their shares to support specified nominees to our board of directors until the voting agreement expires, which is not before December 2001. This voting agreement may further increase PSI's influence over our company.

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

         Our board can set the terms of certain securities without shareholder approval: Our board of directors is authorized, without shareholder approval, to issue up to 50,000,000 shares of preferred stock and up to 100,000,000 shares of equity stock, in each case in one or more series. Our board has the right to set the terms of each of these series of stock. Consequently, the board could set the terms of a series of stock that could make it difficult (if not impossible) for another party to take over our company even if it might be favorable to our public shareholders. Our articles of incorporation also contain other provisions that could have the same effect. We can also cause our operating partnership to issue additional interest for cash or in exchange for property.

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

Our operating partnership poses additional risks to us.
-------------------------------------------------------

         Limited partners of our operating partnership, including PSI, have the right to vote on certain changes to the partnership agreement. They may vote in a way that is contrary to the interest of our shareholders. Also, as general partner of our operating partnership, we are required to protect the interests of the limited partners of our operating partnership. The interests of the limited partners and of our shareholders may differ.

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

Since we buy and operate  real  estate,  we  are  subject to general real estate
--------------------------------------------------------------------------------
investment and operating risks.
-------------------------------

         Summary of real estate risks: We own and operate commercial properties and are subject to the risks of owning real estate generally and commercial properties in particular. These risks include:

          - the national, state and local economic climate and real estate conditions, such as oversupply of or reduced demand for space and changes in market rental rates;

          - how prospective tenants perceive the attractiveness, convenience and safety of our properties;

          - our ability to provide adequate management, maintenance and insurance;

          -   our ability to collect rent from tenants on a timely basis;

          - the expense of periodically renovating, repairing and reletting spaces;

          - increasing operating costs, including real estate taxes and utilities, if these increased costs cannot be passed through to tenants, and

          -   changes in tax, real estate and zoning laws.

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

         If our properties do not generate sufficient income to meet operating expenses, including any debt service, tenant improvements, leasing commissions and other capital expenditures, we may have to borrow additional amounts to cover fixed costs, and we may have to reduce our distribution to shareholders.

         We may encounter significant delays in reletting vacant space, resulting in losees of income: When leases expire, we will incur expenses and we may not be able to release the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. While we have estimated our cost of renewing leases that expire in 2001, our estimates could be wrong. If we are unable to release space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.

         Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty in collecting from tenants in default, particularly if they declare bankruptcies. This could reduce our cash flow and distributions to shareholders.

         We may be adversely affected by significant competition amoung commercial properties: Many other commercial properties compete with our properties for tenants and we expect that new properties will be built in our markets. Also, we compete with other buyers, many of whom are larger than us, in seeking to acquire commercial properties. Therefore, we may not be able to grow as rapidly as we would like.

         We may be adversely affected if losses on our properties are not covered by insurance: We carry insurance on our properties that we believe is comparable to the insurance carried by other operators for similar properties. However, we could suffer uninsured losses that adversely affect us or even result in loss of properties. We might still remain liable on any mortgage debt related to that property.

         The illiquidity of our real estate investments may prevent us from adjusting our portfolio to repsond to market changes: There may be delays and difficulties in selling real estate. Therefore, we cannot easily change our portfolio when economic conditions change. Also, tax laws limit a REIT's ability to sell properties held for less than four years.

         We may be adversely affected by changes in laws: Increase in income and service taxes may reduce our cash flow and ability to make expected distributions to our shareholders. Our properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and safety codes. If we fail to comply with these requirements, governmental authorities could fine us or courts could award damages against us. We believe our properties comply with all significant legal requirements. However, these requirements could change in a way that would reduce our cash flow and ability to make distributions to shareholders.

         We may incur significant environmental remediation costs: Under various federal, state and local environmental laws an owner or operator of real estate interests may have to clean spills or other releases of hazardous or toxic substances on or from a property. Certain environmental laws impose liability whether or not the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. In some cases, liability may exceed the value of the property. The presence of toxic substances, or the failure to properly remedy any resulting contamination, may make it more difficult for the owner or operators to sell, lease or operate its property or to borrow money using its property as collateral. Future environmental laws may impose additional material liabilities on us.

         We acquired a property in Beaverton, Oregon in May 1998 know as Creekside Corporate Park. A portion of Creekside Corporate Park, as well as properties adjacent to Creekside Corporate Park, are currently the subject of an environment remedial investigation/feasibility study, or RI/FS, that is being conducted by two current and past owner/operators of an industrial facility on adjacent property, pursuant to a consent order issued by the Oregon Department of Environmental Quality, or ODEQ. As part of that study, ODEQ ordered the owner/operators of the industrial facility to sample soil and groundwater on our property to determine the nature and extent of contamination resulting from past operations at the industrial facility. Because we are not a party to the consent order, we executed separate agreements with the two owner/operators to allow them access to portions of Creekside Corporate Park to conduct the required sampling and testing. The sampling and testing is ongoing; results to date indicate that the contamination from the industrial facility has migrated onto portions of Creekside Corporate Park owned by us.

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

         One of the two owner/operators that are conducting the RI/FS pursuant to the consent order recently filed for Chapter 11 bankruptcy protection. It is not clear at this point what impact, if any, this filing will have on the completion of RI/FS, or on any removal or remedial activities ordered by the ODEQ. It is possible that the ODEQ could require us to participate in completing the RI/FS and implementing removal or remedial actions that may be required on our property, or to pay a portion of the costs to do so. In the event we are ultimately deemed responsible for any costs relating to this matter, we believe that the party from whom the property was purchased will be responsible for any expenses or liabilities that we may incur as a result of this contamination. In addition, we believe that we may have recourse against other potentially responsible parties, including, but not limited to, one or both of the owner/operators of the adjacent industrial facility. However, if we are deemed responsible for any expenses related to removal or remedial actions on the property, and we are not successful in obtaining reimbursement from one or more third parties, our operations and financial condition could be harmed.

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

Our ability to control our  properties  may  be  adversely affected by ownership
--------------------------------------------------------------------------------
through partnerships and joint ventures.
----------------------------------------

         We own most of our properties through our operating partnership. Our organizational documents do not limit our ability to invest funds with other in partnerships or joint ventures. This type of investment may present additional risks. For example, our partners may have interests that differ from ours or that conflict with ours, or our partners may become bankrupt.

We can change our  business  policies  and  increase  our level of debt  without
--------------------------------------------------------------------------------
shareholder approval.
---------------------

         Our board of directors establishes our investment, financing, distribution and other business policies and may change these policies without shareholder approval. Our organizational documents do not limit our level of debt. A change in our policies or an increase in our level of debt could adversely affect our operations or the price of our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         To limit the Company's exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At September 30, 2001, the Company's debt as a percentage of shareholders' equity (based on book values) was 5.0%.

         The Company's market risk sensitive instruments include mortgage notes payable which totaled $30,354,000 at September 30, 2001. All of the Company's mortgage notes payable bear interest at fixed rates. See Note 6 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable as of September 30, 2001. Based on borrowing rates currently available to the Company, the carrying amount of debt approximates fair value.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On February 2, 2000, the Company filed an action against Mary Piper, its former Vice President of operations, in Riverside County Superior Court, alleging claims for breach of fiduciary duties, fraud and deceit, constructive fraud, negligent misrepresentation, violation of Section 17000 of the Business and Professions Code, violation of Section 17200 of the Business and Professions Code and culpable negligence. The Company's claims arose from Ms. Piper's alleged participation in a plan that resulted in the payment of improper kickbacks to Larry Howard, a former vendor of the Company and the husband of Mary Jayne Howard, a former officer of the Company. Ms. Piper subsequently filed a cross-complaint which the Company intends to vigorously contest.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1     Amendment  to    Certificate  of   Determination of Preferences
                 of 9 1/2% Series D Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed herewith.

         3.2 Certificate of Determination of Preferences of 9 1/4% Series E Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed herewith.

         10.1     Amendment   No.  1  to  Amendment  to  Agreement  of   Limited
                  Partnership of PS Business Parks, L.P. Relating to 9 1/2% Series D Cumulative Redeemable Preferred Units.Filed herewith.

         10.2 Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9 1/4% Series E Cumulative Redeemable Preferred Units. Filed herewith.

         12 Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

(b)      Reports on Form 8-K

         The Registrant filed a Current Report on Form 8-K dated July 20, 2001 (filed July 24, 2001) pursuant to Item 9, relating to Regulation FD Disclosure.

         The Registrant filed a Current Report on Form 8-K dated September 21, 2001 (filed September 24, 2001) pursuant to Item 9, relating to Regulation FD Disclosure.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Dated:  November 13, 2001

                          PS BUSINESS PARKS, INC.
                          BY:/S/ JACK CORRIGAN
                             -----------------------------------------
                             Jack Corrigan
                             Vice President and Chief Financial Officer