Form 10-K405
period 2001-12-31
PS BUSINESS PARKS INC/CA
filed 2002-03-22
CIK 866368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to
                              ---------  ---------

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

           Securities registered pursuant to Section 12(b) of the Act

                       Title of each class                             Name of each exchange on which registered
                       -------------------                             -----------------------------------------
Common Stock, $0.01 par value...................................                American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of
   91/4% Cumulative Preferred Stock, Series A, $0.01 par value...                American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of
   91/2% Cumulative Preferred Stock, Series D, $0.01 par value...                American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of
   83/4% Cumulative Preferred Stock, Series F, $0.01 par value...                American Stock Exchange


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

                                    Yes X No
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 2002:

Common Stock, $0.01 par value, $341,188,658 (computed on the basis of $34.39 per share which was the reported closing sale price of the Company's Common Stock on the American Stock Exchange on March 12, 2002).

The number of shares outstanding of the registrant's class of common stock, as of March 14, 2002:

Common Stock, $0.01 par value, 21,546,449 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement to be filed in connection with the annual shareholders' meeting to be held in 2002 are incorporated by reference into Part III.

                                     PART I.

ITEM 1.  BUSINESS

THE COMPANY
-----------

         PS Business Parks, Inc. ("PSB") is a fully-integrated, self-advised and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates commercial properties, primarily flex, multi-tenant office and industrial space. As of December 31, 2001, PSB owned approximately 75% of the common partnership units of PS Business Parks, L.P. (the "Operating Partnership" or "OP"). The remaining common partnership units were owned by Public Storage, Inc. ("PSI") and its affiliated entities. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references to "the Company" mean PS Business Parks, Inc. and its subsidiaries, including the Operating Partnership.

         As of December 31, 2001, the Company owned and operated approximately
14.8 million net rentable square feet of commercial space located in 9 states, representing a 17.5% increase in commercial square footage from December 31, 2000. The Company also managed approximately 1.7 million net rentable square feet on behalf of PSI and its affiliated entities, third party owners and a joint venture in which the Company held a 25% ownership interest.

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

         AOPP was originally organized in 1986 as a California corporation to serve as the manager of the commercial properties owned by PSI and its affiliated entities. In January 1997, AOPP was reorganized to succeed to the commercial property business of PSI, becoming a fully integrated, self-advised and self-managed REIT. AOPP conducted substantially all of its business as the sole general partner of the Operating Partnership. In 1997, as part of a reorganization, PSI and its consolidated partnerships contributed properties containing 2.9 million square feet of commercial space to AOPP and the Operating Partnership. During the remainder of 1997, AOPP acquired approximately 2 million square feet of additional commercial space from the Acquiport Corporations, subsidiaries of the New York State Common Retirement Fund, and approximately 0.6 million square feet of additional commercial space from other unaffiliated third parties.

         During 1998, the Company completed the Merger and acquired approximately 4.9 million square feet of commercial space, including 2.3 million square feet of commercial space located in Oregon and Texas from Principal Mutual Life Insurance Company and 1.8 million square feet of commercial space located in California, Maryland, Virginia and Texas from other unaffiliated third parties.

         During 1999, the Company acquired approximately 1.3 million square feet of commercial space from unaffiliated third parties: 483,000 square feet in Texas, 405,000 square feet in Northern Virginia and Maryland, 211,000 square feet in Northern California and 200,000 square feet in Arizona. In addition, the Company completed a 61,000 square foot development in Texas and a 66,000 square foot development in Oregon.

         During 2000, the Company acquired 0.3 million square feet of commercial space from Acquiport Two Corporation and 0.5 million square feet of commercial space from unaffiliated third parties: 454,000 square feet in Southern California, 210,000 square feet in Northern Virginia and 178,000 square feet in Northern California. In addition, the Company completed a 22,000 square foot development in Oregon. During 2000, the Company also disposed of 627,000 square feet of properties that did not meet its ongoing strategy. These dispositions resulted in aggregate net proceeds of $23.8 million.

         During 2001, the Company acquired 2.2 million square feet from unaffiliated third parties: 658,000 square feet in Northern Virginia, 685,000 square feet in Oregon and 905,000 square feet in Maryland. In addition, the Company completed a 97,000 square foot development in Oregon, a 141,000 square foot development in Northern Virginia and a 102,000 square foot development in Texas. During 2001, the Company also disposed of a 77,000 square foot property in San Diego, California and contributed 294,000 square feet of industrial space in Southern California to a joint venture.

         The Company has elected to be taxed as a REIT under the Internal Revenue Code (the "Code"), commencing with its taxable year ended December 31, 1990. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the net income that is currently distributed to its shareholders.

         The Company's principal executive offices are located at 701 Western Avenue, Glendale, California 91201-2397. The Company's telephone number is (818) 244-8080.

         BUSINESS OF THE COMPANY: The commercial properties owned by the Company consist of flex space, office space and industrial space. The Company owns approximately 11.2 million square feet of flex space. The Company defines "flex" space as buildings that are configured with a combination of part warehouse space and part office space and can be designed to fit a wide variety of uses. The warehouse component of the flex space has a variety of uses including light manufacturing and assembly, storage and warehousing, showroom, laboratory, distribution and research and development activities. The office component of flex space is complementary to the warehouse component by enabling businesses to accommodate management and production staff in the same facility. The Company also owns approximately 2.5 million square feet of low-rise suburban office space generally either in business parks that combine office and flex space or in desirable submarkets where the economics of the market demand an office build-out and approximately 1.1 million square feet of industrial space that have characteristics similar to the warehouse component of the flex space.

         The Company's commercial properties typically consist of one to ten low-rise buildings located on three to fifty acres and containing from approximately 20,000 to 700,000 square feet of rentable space in the aggregate. Facilities are managed through either on-site management or area offices central to the facilities. Parking is open or covered. The ratio of parking spaces to rentable square feet ranges from two to six per thousand square feet depending upon the use of the property and its location. Office space generally requires a greater parking ratio than most industrial uses. The Company may acquire properties that do not have these characteristics.

         The tenant base for the Company's facilities is diverse. The facilities can be bifurcated into those facilities that service small to medium-sized businesses and those that service larger businesses. Approximately 30% of the annual rents from the portfolio are from facilities that serve small to medium-sized businesses. A property in this facility type is typically divided into units ranging in size from 500 to 5,000 square feet and leases generally range from one to three years. The remaining 70% of the income is derived from facilities that serve larger businesses, with units ranging from 5,000 square feet to multiple buildings leased to a single tenant. The U.S. Government is the largest tenant and leases 361,000 square feet or approximately 3.7% of the Company's portfolio.

         The Company intends to continue acquiring commercial properties located throughout the United States. The Company's policy of acquiring commercial properties may be changed by its Board of Directors without shareholder approval. However, the Board of Directors has no intention of changing this policy at this time. Although the Company currently owns properties in nine states, it may expand its operations to other states. Properties are acquired for both income and potential capital appreciation; there is no limitation on the amount that can be invested in any specific property.

         The Company may acquire land for the development of commercial properties. In general, the Company expects to acquire land that is adjacent to commercial properties that the Company already owns or is acquiring. The Company completed development of three facilities in 2001 and currently has no projects under development. The Company owned approximately 6.4 acres of land held for development in Northern Virginia, 27.3 acres in Portland, Oregon and 10.0 acres in Dallas, Texas as of December 31, 2001.

OPERATING PARTNERSHIP
---------------------

         The properties in which the Company has an equity interest will generally be owned by the Operating Partnership. The Company has the ability to acquire interests in additional properties in transactions that could defer the contributors' tax consequences by causing the Operating Partnership to issue equity interests in return for interests in properties.

         As the general partner of the Operating Partnership, the Company has the exclusive power under the Operating Partnership Agreement to manage and conduct the business of the Operating Partnership. The Board of Directors directs the affairs of the Operating Partnership by managing the Company's affairs. The Operating Partnership will be responsible for, and pay when due, its share of all administrative and operating expenses of the properties it owns under the terms of a cost sharing and administrative services agreement with PSI and affiliated entities. See "Cost Allocation and Administrative Services."

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

         ISSUANCE OF ADDITIONAL PARTNERSHIP INTERESTS: As the general partner of the Operating Partnership, the Company is authorized to cause the Operating Partnership from time to time to issue to partners of the Operating Partnership or to other persons additional partnership units in one or more classes, and in one or more series of any of such classes, with such designations, preferences and relative, participating, optional, or other special rights, powers and duties (which may be senior to the existing partnership units), as will be determined by the Company, in its sole and absolute discretion. No such additional partnership units, however, will be issued to the Company unless (i) the agreement to issue the additional partnership interests arises in connection with the issuance of shares of the Company, which shares have designations, preferences and other rights, such that the economic interests are substantially similar to the designations, preferences and other rights of the additional partnership units that would be issued to the Company and (ii) the Company agrees to make a capital contribution to the Operating Partnership in an amount equal to the net proceeds raised in connection with the issuance of such shares of the Company.

         CAPITAL CONTRIBUTIONS: No partner is required to make additional capital contributions to the Operating Partnership, except that the Company as the general partner is required to contribute the net proceeds of the sale of equity interests in the Company to the Operating Partnership in return for additional partnership units. A limited partner may be required to pay to the Operating Partnership any taxes paid by the Operating Partnership on behalf of that limited partner. No partner is required to pay to the Operating Partnership any deficit or negative balance which may exist in its capital account.

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

         PREFERRED UNITS: As of December 31, 2001, the Operating Partnership had 7,910,000 preferred units owned by third parties with distribution rates ranging from 8 3/4% to 9 1/4% (per annum) with an aggregate stated value of $197,750,000. The Operating Partnership has the right to redeem the preferred units on or after the fifth anniversary of the issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. Each series of preferred units is exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PS Business Parks, Inc. on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the applicable series of preferred units.

         As of December 31, 2001, the Company owned 2,200,000 preferred units with a stated value of $55 million with terms substantially identical to the terms of the publicly traded depositary shares each representing 1/1,000 of a share of 9 1/4% Cumulative Preferred Stock, Series A of the Company and 2,640,000 preferred units with a stated value of $66 million with terms substantially identical to the terms of the publicly traded depositary shares each representing 1/1,000 of a share of 9 1/2% Cumulative Preferred Stock, Series D of the Company. In addition, during January 2002, the Company acquired 2,000,000 preferred units with a stated value of $50 million with terms substantially identical to the terms of the publicly traded depositary shares each representing 1/1,000 of a share of 8 3/4% Cumulative Preferred Stock, Series F of the Company.

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

         Unless the Company, as general partner, elects to assume and perform the Operating Partnership's obligation with respect to a redemption right, as described below, a limited partner that exercises its redemption right will receive cash from the Operating Partnership in an amount equal to the "redemption amount" (as defined in the Operating Partnership Agreement generally to reflect the average trading price of the Common Stock of the Company over a specified 10 day period) for the units redeemed. In lieu of the Operating Partnership redeeming the units for cash, the Company, as the general partner, has the right to elect to acquire the units directly from a limited partner exercising its redemption right, in exchange for cash in the amount specified above as the "redemption amount" or by issuance of the "shares amount" (as defined in the Operating Partnership Agreement generally to mean the issuance of one share of the Company Common Stock for each unit of limited partnership interest redeemed).

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

         The foregoing provision of the Operating Partnership Agreement would under no circumstances enable or require the Company to engage in a business combination which required the approval of shareholders if the shareholders of the Company did not in fact give the requisite approval. Rather, if the shareholders did approve a business combination, the Company would not consummate the transaction unless the Company as general partner first conducts a vote of partners of the Operating Partnership on the matter. For purposes of the Operating Partnership vote, the Company shall be deemed to vote its partnership interest in the same proportion as the shareholders of the Company voted on the matter (disregarding shareholders who do not vote). The Operating Partnership vote will be deemed approved if the votes recorded are such that if the Operating Partnership vote had been a vote of shareholders, the business combination would have been approved by the shareholders. As a result of these provisions of the Operating Partnership, a third party may be inhibited from making an acquisition proposal for the Company that it would otherwise make, or the Company, despite having the requisite authority under its articles of incorporation, may not be authorized to engage in a proposed business combination.

         TAX PROTECTION PROVISIONS: The Operating Partnership Agreement provides that, until 2007, the Operating Partnership may not sell any of 12 designated properties in a transaction that will produce taxable gain for the contributing partner without the prior written consent of PSI. The Operating Partnership is not required to obtain PSI's consent if PSI and its affiliated partnerships do not continue to hold at the time of the sale at least 30% of their original interest in the Operating Partnership. Since PSI's consent is required only in connection with a taxable sale of one of the 12 designated properties, the Operating Partnership will not be required to obtain PSI's consent in connection with a "like-kind" exchange or other nontaxable transaction involving one of these properties.

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

COST ALLOCATION AND ADMINISTRATIVE SERVICES
-------------------------------------------

         Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services. These services include employee relations, insurance, administration, management information systems, legal, income tax and office services. Under this agreement, costs are allocated to the Company in accordance with its proportionate share of these costs.

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

MANAGEMENT
----------

         Ronald L. Havner, Jr. (44), President, Chairman and Chief Executive Officer, heads the Company's senior management team. Mr. Havner has been President and Chief Executive Officer of the Company or AOPP since December 1996. He became Chairman of the Company in March 1998. He was Senior Vice President and Chief Financial Officer of PSI from 1992 until December 1996. The Company's executive management includes: Jack Corrigan (41), Vice President and Chief Financial Officer; Michael Lynch (49), Vice President-Acquisitions and Development; Stephen King (45), Vice President and Chief Operating Officer; Jeffrey Reinstein (38), Vice President-Business Services; Joseph Miller (38) Vice President and Corporate Controller; Angelique Benschneider (39), Vice President (Midwest Division); David Bischoff (50), Vice President (Eastern Division); Maria Hawthorne (42), Vice President (Northern Virginia Division); Bill McFaul (36) Vice President (Maryland Division); and Eileen Newkirk (53), Vice President (Pacific Northwest Division).

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

GROWTH STRATEGY
---------------

         The Company's primary objective is to maximize shareholder value by achieving long-term growth in net asset value per share. Key elements of the Company's growth strategy include:

         INCREASE NET CASH FLOW OF EXISTING PROPERTIES: The Company seeks to increase the net cash flow generated by its existing properties by (i) maximizing average occupancy rates, (ii) achieving higher levels of realized monthly rents per occupied square foot, and (iii) reducing its operating cost structure by improving operating efficiencies and economies of scale. The Company believes that its experienced property management personnel and comprehensive systems combined with increasing economies of scale will enhance the Company's ability to meet these goals. The Company seeks to increase occupancy rates and realized monthly rents per square foot by providing its field personnel with incentives to lease space to higher credit tenants and to maximize the return on investment in each lease transaction. The return for these incentive purposes is measured by the internal rate of return on each lease transaction after deducting tenant improvements and lease commissions. The Company seeks to reduce its cost structure by controlling capital expenditures associated with re-leasing space by acquiring and owning properties with easily reconfigured space that appeal to a wide range of tenants.

         FOCUS ON TARGETED MARKETS: The Company intends to continue investing in markets that have characteristics which enable them to be competitive economically in the short and long-term. The Company believes that markets with above average population growth, education levels and personal income will produce better economic returns. As of December 31, 2001, 95% of the Company's square footage was located in these targeted core markets. Based on information provided by Claritas Inc., these markets have experienced over twice the population growth of the United States average over the past decade. In addition, these markets, on average, have 35% more college graduates and 23% more household income than the United States average. The Company targets individual properties in those markets that are close to important services and universities and have easy access to major transportation arteries.

         USE KNOWLEDGE OF CORE MARKETS TO MAKE OPPORTUNISTIC ACQUISITIONS IN A FRAGMENTED INDUSTRY: The Company believes its knowledge of its core markets enhances its ability to identify attractive acquisition opportunities and capitalize on the overall fragmentation in the "flex" space industry. The Company maintains local market information on rates, occupancies and competition in each of its core markets. According to Torto Wheaton Research, there was approximately 1.4 billion square feet of "flex" space facilities in the United States as of December 31, 2001. The Company as one of the largest operators of flex space owns less than 1% of the total market. The Company believes that the fragmented nature of this market creates opportunities for the Company to use its knowledge to make acquisitions on favorable terms. The Company expects that acquisitions from third parties will be its most significant source of growth in assets, revenue and funds from operations during fiscal 2002, if attractive investment opportunities continue to be available.

         REDUCE EXPENDITURES AND INCREASE OCCUPANCY RATES BY PROVIDING FLEXIBLE PROPERTIES AND ATTRACTING A DIVERSIFIED TENANT BASE: By focusing on properties with easily reconfigured space, the Company can offer facilities that appeal to a wide range of potential tenants, which aids in reducing the capital expenditures associated with re-leasing space. Such property flexibility also allows the Company to better serve existing tenants by accommodating their inevitable expansion and contraction needs. In addition, the Company believes that a diversified tenant base and property flexibility helps it maintain high occupancy rates during periods when market demand is weak.

         DEVELOP NEW AMENITIES FOR TENANTS: During 2000, the Company formed a new division to focus on developing and providing enhanced business service programs for tenants to increase tenant retention and revenues. These programs enable tenant access to sophisticated technology and telecommunications services. In addition, the Company created Tenant Advantage to allow its small and medium-sized business customers to purchase products and services directly from national suppliers at discounts usually reserved for large companies. The Company intends to continue to identify creative ways to develop and offer new services for its tenants.

         PROVIDE SUPERIOR PROPERTY MANAGEMENT: The Company seeks to provide a superior level of service to its tenants in order to achieve high occupancy and rental rates, as well as minimize customer turnover. The Company's property management offices are primarily located on-site, providing tenants with convenient access to management. On-site staff enables the Company's properties to be well maintained and to convey a sense of quality, order and security. The Company has significant experience in acquiring properties managed by others and thereafter improving tenant satisfaction, occupancy levels, renewal rates and rental income by implementing established tenant service programs.

         DEVELOP NEW PROPERTIES IN EXISTING CORE MARKETS: The Company's development strategy is to selectively construct new properties next to business parks in which it already owns properties. The Company develops these properties using the expertise of local development companies. The Company plans to keep development properties to less than 5% of its portfolio on a book value basis before deducting accumulated depreciation. In addition, the Company plans to limit development activity in 2002 to existing developments and developments that have been pre-leased.

FINANCING STRATEGY
------------------

         The Company's primary objective in its financing strategy is to maintain financial flexibility and a low risk capital structure using permanent capital to finance its growth. Key elements of this strategy are:

         RETAIN OPERATING CASH FLOW: The Company seeks to retain significant funds (after funding its distributions and capital improvements) for additional investments and debt reduction. During the year ended December 31, 2001, the Company distributed 41% of its funds from operations ("FFO") to common shareholders/unitholders and retained $43.3 million for principal payments on debt, repurchasing its common stock and reinvestment into real estate assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

         PERPETUAL PREFERRED STOCK/UNITS: The primary source of leverage in the capital structure is perpetual preferred stock or the equivalent units in the operating partnership. This method of financing eliminates interest rate and refinancing risks because the dividend rate is fixed and the stated value or capital contribution is not required to be repaid.

         DEBT FINANCING: The Company uses debt financing to a limited degree. This debt financing comes in three forms. 1) An unsecured $100 million revolving line of credit with Wells Fargo Bank is used as a temporary short term source of acquisition financing, 2) the Company entered into a seven year unsecured $50 million term loan facility with Fleet National Bank to provide flexibility under the line of credit but also continue to take advantage of the short-term interest rate environment and 3) the Company assumes mortgage debt in connection with property acquisitions.

         ACCESS TO ACQUISITION CAPITAL: The Company believes that its strong financial position will enable it to access capital to finance its acquisitions. The Company targets a leverage ratio of 40% (defined as debt and preferred equity as a percentage of market capitalization). Market capitalization includes debt, preferred equity and the fair market value of the common shares and partnership units based upon the quoted market price. In addition, the Company targets a ratio of FFO to combined fixed charges and preferred distributions of
2.5 to 1.0. Fixed charges include interest expense and capitalized interest. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unitholders. As of December 31, 2001 and for the year then ended, the leverage ratio was 35% and the FFO to combined fixed charges and preferred distributions ratio was 4.6 to 1.0. Subject to market conditions, the Company intends to add leverage to its capital structure primarily through the issuance of preferred stock or partnership units.

COMPETITION
-----------

         Competition in the market areas in which many of the Company's properties are located is significant and has reduced the occupancy levels and rental rates of, and increased the operating expenses of, certain of these properties. Competition may be accelerated by any increase in availability of funds for investment in real estate. Barriers to entry are relatively low for those with the necessary capital and the Company will be competing for property acquisitions and tenants with entities that have greater financial resources than the Company. Recent increases in sublease space and unleased developments are expected to further intensify competition among operators in certain market areas in which the Company operates.

         The Company's properties compete for tenants with similar properties located in its markets primarily on the basis of location, rent charged, services provided and the design and condition of improvements. The Company believes it possesses several distinguishing characteristics that enable it to compete effectively in the flex, office and industrial space markets. The Company believes it possesses one of the most experienced property operations group in these real estate markets. The Company's facilities are part of a comprehensive system encompassing standardized procedures and integrated reporting and information networks. The Company believes that the significant operating and financial experience of its executive officers and directors combined with the Company's capital structure, national investment scope, geographic diversity and economies of scale should enable the Company to compete effectively.

INVESTMENTS IN REAL ESTATE FACILITIES
-------------------------------------

         As of December 31, 2001, the Company owned and operated approximately
14.8 million net rentable square feet compared to 12.6 million net rentable square feet at December 31, 2000. The net increase in net rentable square feet was due to the acquisitions of facilities and the development of three properties, partially offset by property dispositions and the contribution of an industrial park to a joint venture.

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

BORROWINGS
----------

         As of December 31, 2001, the Company had outstanding mortgage notes payable balances of approximately $30 million, $100 million outstanding on the Credit Facility and $35 million in short term borrowings from PSI. See Notes 5 and 6 to the consolidated financial statements for a summary of the Company's borrowings at December 31, 2001.

         In September 2000, the Company extended its Credit Facility with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and a maturity date of August 6, 2003. The maturity date may be extended by one year on each anniversary of the Credit Facility upon request by the Company and approval by Wells Fargo Bank. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to
(i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.75% to LIBOR plus 1.35% depending on the Company's credit rating and coverage ratios, as defined (currently LIBOR plus 1.00%). In addition, the Company is required to pay an annual commitment fee of 0.25% of the borrowing limit.

         Under covenants of the Credit Facility, the Company is required to (i) maintain a balance sheet leverage ratio (as defined) of less than 0.50 to 1.00,
(ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively, (iii) maintain a minimum total shareholders' equity (as defined) and (iv) limit distributions to 95% of funds from operations. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company's unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 2001.

         On February 28, 2002, the Company entered into a seven year $50 million term loan agreement with Fleet National Bank. The note bears interest at LIBOR plus 1.45% and is due on February 20, 2009. The Company paid a one-time fee of 0.35% or $175,000 for the facility. The Company expects to use the proceeds of the loan to reduce the amount drawn on its line of credit with Wells Fargo Bank.

         The Company has broad powers to borrow in furtherance of the Company's objectives. The Company has incurred in the past, and may incur in the future, both short-term and long-term indebtedness to increase its funds available for investment in real estate, capital expenditures and distributions.

EMPLOYEES
---------

         As of December 31, 2001, the Company employed 130 individuals, primarily personnel engaged in property operations. The Company believes that its relationship with its employees is good and none of the employees are represented by a labor union.

INSURANCE
---------

         The Company believes that its properties are adequately insured. Facilities operated by the Company have historically been covered by comprehensive insurance, including fire, earthquake, liability and extended coverage from nationally recognized carriers. The Company also anticipates a 25%-50% increase in insurance costs when its current policies expire in April 2002 due to the terrorist attacks of September 11, 2001. Because the Company's financing strategy generally does not include mortgage debt and because its facilities are generally not located in central business districts, the Company does not expect to incur the cost of insuring against terrorist acts.

ITEM 1A. RISK FACTORS

     In addition to the other information in this Form 10-K, the following factors should be considered in evaluating our company and our business.

PSI HAS SIGNIFICANT INFLUENCE OVER US.
--------------------------------------

     PSI owns a substantial number of our shares and of the units of our operating partnership: At February 28, 2002, PSI and its affiliates owned 25% of the outstanding shares of our common stock (44% upon conversion of its interest in our operating partnership) and 25% of the outstanding common units of our operating partnership (100% of the common units not owned by us). Consequently, PSI has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the operating partnership. In addition, PSI's ownership may make it more difficult for another party to take over our company without PSI's approval.

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

         THE PARTNERSHIP AGREEMENT OF OUR OPERATING PARTNERSHIP RESTRICTS
MERGERS: The partnership agreement of our operating partnership provides that generally we may not merge or engage in a similar transaction unless limited partners of our operating partnership are entitled to receive the same proportionate payments as our shareholders. In addition, we have agreed not to merge with another entity unless the merger would have been approved had the limited partners been able to vote together with our shareholders, which has the effect of increasing PSI's influence over us due to PSI's ownership of operating partnership units. These provisions may make it more difficult for us to merge with another entity.

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

WE CANNOT SELL CERTAIN PROPERTIES WITHOUT PSI'S APPROVAL.
---------------------------------------------------------

     Before 2007, we may not sell 12 specified properties without PSI's approval. Since PSI would be taxed on a sale of these properties, the interests of PSI and our other shareholders may differ as to the best time to sell.

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

WE WOULD INCUR ADVERSE TAX CONSEQUENCES IF WE FAIL TO QUALIFY AS A REIT.
------------------------------------------------------------------------

     OUR CASH FLOW WOULD BE REDUCED IF WE FAIL TO QUALIFY AS A REIT: While we believe that we have qualified since 1990 to be taxed as a REIT, and will continue to be qualified, we cannot be certain of doing so. To continue to qualify as a REIT, we need to satisfy certain requirements under the federal income tax laws relating to our income, assets, distributions to shareholders and shareholder base. In this regard, the share ownership limits in our articles of incorporation do not necessarily ensure that our shareholder base is sufficiently diverse for us to qualify as a REIT. For any year we fail to qualify as a REIT, we would be taxed at regular corporate tax rates on our taxable income unless certain relief provisions apply. Taxes would reduce our cash available for distributions to shareholders or for reinvestment, which could adversely affect us and our shareholders. Also we would not be allowed to elect REIT status for five years after we fail to qualify unless certain relief provisions apply.

     OUR CASH FLOW WOULD BE REDUCED IF OUR PREDECESSOR FAILED TO QUALIFY AS A
REIT: For us to qualify to be taxed as a REIT, our predecessor, American Office Park Properties, also needed to qualify to be taxed as a REIT. We believe American Office Park Properties qualified as a REIT beginning in 1997 until its March 1998 merger with us. If it is determined that it did not qualify as a REIT, we could also lose our REIT qualification. Before 1997, our predecessor was a taxable corporation and, to qualify as a REIT, was required to distribute all of its cumulative retained profits before the end of 1996. Because a determination of the precise amount of profits retained by a company over a sustained period of time is very difficult, there is some risk that not all of American Office Park Properties' profits were so distributed. While we believe American Office Park Properties qualified as a REIT since 1997, we did not obtain an opinion of an outside expert at the time of its merger with us.

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

SINCE WE BUY AND OPERATE REAL ESTATE, WE ARE SUBJECT TO GENERAL REAL ESTATE
---------------------------------------------------------------------------
INVESTMENT AND OPERATING RISKS.
-------------------------------

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

     o increasing operating costs, including real estate taxes, insurance and utilities, if these increased costs cannot be passed through to tenants;

     o        changes in tax, real estate and zoning laws;

     o        increase in new developments;

     o        tenant bankruptcies;

     o        sublease space; and

     o        concentration in non-rated private companies.

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

         During 2001, we were affected by the slowdown in economic activity in the United States in most of its primary markets. These effects were exacerbated by the terrorist attacks of September 11, 2001 and the related aftermath. These effects included a decline in occupancy rates and a reduction in market rates throughout the portfolio, slower than expected lease-up of our development properties, lower interest rates on invested cash and the expectation that insurance costs will rise upon expiration of our policies in March 2002. An extended economic slowdown will put additional downward pressure on occupancies and market rental rates and may lead to pressure for greater rent concessions, or generous tenant improvement allowances and higher broker commissions.

         WE MAY ENCOUNTER SIGNIFICANT DELAYS IN RELETTING VACANT SPACE, RESULTING IN LOSSES OF INCOME: When leases expire, we will incur expenses and we may not be able to release the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. Our properties as of December 31, 2001 generally have lower vacancy rates than the average for the markets in which they are located, and leases for 35% of our space expire in 2002 or 2003 (leases for 60% of the space occupied by small tenants expire in such years). While we have estimated our cost of renewing leases that expire in 2002, our estimates could be wrong. If we are unable to release space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.

         TENANT DEFAULTS AND BANKRUPTCIES MAY REDUCE OUR CASH FLOW AND
DISTRIBUTIONS: We may have difficulty in collecting from tenants in default, particularly if they declare bankruptcy. This could reduce our cash flow and distributions to shareholders.

         WE MAY BE ADVERSELY AFFECTED BY SIGNIFICANT COMPETITION AMONG COMMERCIAL PROPERTIES: Many other commercial properties compete with our properties for tenants and we expect that new properties will be built in our markets. Also, we compete with other buyers, many of whom are larger than we are, in seeking to acquire commercial properties. Therefore, we may not be able to grow as rapidly as we would like.

         WE MAY BE ADVERSELY AFFECTED IF CASUALTIES TO OUR PROPERTIES ARE NOT COVERED BY INSURANCE: We carry insurance on our properties that we believe is comparable to the insurance carried by other operators for similar properties. However, we could suffer uninsured losses that adversely affect us or even result in loss of properties. We might still remain liable on any mortgage debt related to that property.

         THE ILLIQUIDITY OF OUR REAL ESTATE INVESTMENTS MAY PREVENT US FROM ADJUSTING OUR PORTFOLIO TO RESPOND TO MARKET CHANGES: There may be delays and difficulties in selling real estate. Therefore, we cannot easily change our portfolio when economic conditions change. Also, tax laws limit a REIT's ability to sell properties held for less than four years.

         WE MAY BE ADVERSELY AFFECTED BY GOVERNMENTAL REGULATION OF OUR
PROPERTIES: Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and safety codes. If we fail to comply with these requirements, governmental authorities could fine us or courts could award damages against us. We believe our properties comply with all significant legal requirements. However, these requirements could change in a way that would reduce our cash flow and ability to make distributions to shareholders.

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

         We acquired a property in Beaverton, Oregon ("Creekside Corporate Park") in May 1998 that is currently the subject of an environmental investigation being conducted by two current and past owner/operators of an industrial facility on adjacent property, pursuant to an Order on Consent ("Order") issued by the Oregon Department of Environmental Quality ("ODEQ"). There is no evidence that our past or current use of the Creekside Corporate Park property contributed in any way to the contamination that is the subject of the current investigation, nor has the ODEQ alleged any such contribution, and we are not a party to the Order.

         Based on the results of the site investigation, ODEQ has recommended a final remedy that would include permanent treatment of contaminants in the groundwater, including expanded groundwater extraction and treatment on all parcels of the former industrial property, including portions of Creekside Corporate Park. The estimated cost of this remedy is $3.3 million over a 30-year time period. In the event we are ultimately deemed responsible for any costs relating to this matter, we believe that the party from whom the property was purchased will be responsible for any expenses or liabilities that we may incur as a result of this contamination. In addition, we believe we may have recourse against other potentially responsible parties, including, but not limited to, one or both of the owner/operators of the adjacent industrial facility. However, if we are deemed responsible for any expenses related to removal or remedial actions on the property, and we are not successful in obtaining reimbursement from one or more third parties, our operations and financial condition could be harmed.

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

OUR ABILITY TO CONTROL OUR PROPERTIES MAY BE ADVERSELY AFFECTED BY OWNERSHIP
----------------------------------------------------------------------------
THROUGH PARTNERSHIPS AND JOINT VENTURES.
----------------------------------------

         We own most of our properties through our operating partnership. Our organizational documents do not limit our ability to invest funds with others in partnerships or joint ventures. During 2001, we entered into a joint venture arrangement. This type of investment may present additional risks. For example, our partners may have interests that differ from ours or that conflict with ours, or our partners may become bankrupt. In addition, the joint venture may default on its debt, which we have guaranteed under certain circumstances. We believe this risk is mitigated by the low level of debt (57% of the cost) in the joint venture.

WE CAN CHANGE OUR BUSINESS POLICIES AND INCREASE OUR LEVEL OF DEBT WITHOUT
--------------------------------------------------------------------------
SHAREHOLDER APPROVAL.
---------------------

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

INCREASES IN INTEREST RATES MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON
-------------------------------------------------------------------------------
STOCK.
------

         One of the factors that influences the market price of our common stock is the annual rate of distributions that we pay on our common stock, as compared with interest rates. Interest rates in late 2001 and early 2002 have been at historically low levels. An increase in interest rates may lead purchasers of REIT shares to demand higher annual distribution rates, which could adversely affect the market price of our common stock.

SHARES THAT BECOME AVAILABLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET
----------------------------------------------------------------------------
PRICE OF OUR COMMON STOCK.
--------------------------

         Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. Certain of our shareholders hold significant numbers of shares of our common stock and, subject to compliance with applicable securities laws, could sell their shares.

WE DEPEND ON KEY PERSONNEL.
---------------------------

         We depend on our executive officers, including Ronald L. Havner, Jr., our chief executive officer and president. The loss of Mr. Havner or other executive officers could adversely affect our operations. We maintain no key person insurance on our executive officers.

ITEM 2.  PROPERTIES

         As of December 31, 2001, the Company owned approximately 11.2 million square feet of "flex" space, 2.5 million square feet of suburban office and 1.1 million square feet of industrial space concentrated primarily in seven major markets consisting of Southern and Northern California, Southern and Northern Texas, Virginia, Maryland and Oregon. The weighted average occupancy rate at December 31, 2001 was 95.1% and the average rental rate per square foot was $14.15.

         The following table contains information about properties owned by the Company and the Operating Partnership as of December 31, 2001:

                                                 Rentable Square Footage
                           ---------------------------------------------------------------------     Weighted
          City                   Flex            Office          Industrial          Total          Occupancy
-------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
ARIZONA
Mesa..................           78,038                 -                -            78,038              96.5%
Phoenix...............          199,581                 -                -           199,581              91.8%
Tempe.................          291,264                 -                -           291,264              84.9%
                           ----------------- ---------------- ----------------- ---------------- -----------------
                                568,883                 -                -           568,883              88.9%
                           ----------------- ---------------- ----------------- ---------------- -----------------

NORTHERN CALIFORNIA
Hayward...............                -                 -          406,712           406,712              99.8%
Monterey..............                -            12,003                -            12,003              99.1%
Sacramento............                -           366,203                -           366,203              91.3%
San Jose..............          387,631                 -                -           387,631              96.7%
San Ramon.............                -            52,149                -            52,149              95.3%
Santa Clara...........          178,132                 -                -           178,132             100.0%
So. San Francisco.....           93,775                 -                -            93,775              99.0%
                           ----------------- ---------------- ----------------- ---------------- -----------------
                                659,538           430,355          406,712         1,496,605              96.5%
                           ----------------- ---------------- ----------------- ---------------- -----------------

SOUTHERN CALIFORNIA
Buena Park............                -                 -          317,312           317,312              96.3%
Carson................           77,255                 -                -            77,255              93.2%
Cerritos..............                -            31,270          394,610           425,880              95.8%
Culver City...........          146,402                 -                -           146,402              97.2%
Irvine................                -           160,499                -           160,499              95.9%
Laguna Hills..........          613,947                 -                -           613,947              96.2%
Lake Forest...........          296,597                 -                -           296,597              94.7%
Lakewood..............                -            56,902                -            56,902              90.7%
Monterey Park.........          199,056                 -                -           199,056              95.0%
San Diego.............          535,345                 -                -           535,345              98.7%
Signal Hill...........          178,146                 -                -           178,146              96.4%
Studio City...........           22,092                 -                -            22,092             100.0%
Torrance..............          147,220                 -                -           147,220              94.0%
                           ----------------- ---------------- ----------------- ---------------- -----------------
                              2,216,060           406,151          711,922         3,176,653              96.2%
                           ----------------- ---------------- ----------------- ---------------- -----------------

KANSAS
Overland Park.........           61,836                 -                -            61,836              94.3%
                           ----------------- ---------------- ----------------- ---------------- -----------------
                                 61,836                 -                -            61,836              94.3%
                           ----------------- ---------------- ----------------- ---------------- -----------------

                                                 Rentable Square Footage
                           ---------------------------------------------------------------------     Weighted
          City                   Flex            Office          Industrial          Total          Occupancy
-------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
MARYLAND
Beltsville............          307,791                 -                -           307,791              98.9%
Gaithersburg..........                -            28,994                -            28,994             100.0%
Landover (2)..........          379,471                 -                -           379,471              95.6%
Largo.................          149,918                 -                -           149,918             100.0%
Rockville.............          213,853           691,434                -           905,287              93.7%
                           ----------------- ---------------- ----------------- ---------------- -----------------
                              1,051,033           720,428                -         1,771,461              97.7%
                           ----------------- ---------------- ----------------- ---------------- -----------------

OREGON
Beaverton.............        1,524,005           346,376                -         1,870,381              97.2%
Milwaukee.............          101,578                 -                -           101,578              95.9%
                           ----------------- ---------------- ----------------- ---------------- -----------------
                              1,625,583           346,376                -         1,971,959              97.1%
                           ----------------- ---------------- ----------------- ---------------- -----------------

TENNESSEE
Nashville.............          138,004                 -                -           138,004              94.7%
                           ----------------- ---------------- ----------------- ---------------- -----------------
                                138,004                 -                -           138,004              94.7%
                           ----------------- ---------------- ----------------- ---------------- -----------------

NORTHERN TEXAS
Dallas................          236,997                 -                -           236,997              97.8%
Garland...............           36,458                 -                -            36,458              95.5%
Houston...............          176,977           131,214                -           308,191              88.3%
Las Colinas (1).......          944,743                 -                -           944,743              94.8%
Mesquite..............           56,541                 -                -            56,541              92.7%
Missouri City.........           66,000                 -                -            66,000              94.3%
Plano.................          184,809                 -                -           184,809             100.0%
Richardson............          116,800                 -                -           116,800              69.6%
                           ----------------- ---------------- ----------------- ---------------- -----------------
                              1,819,325           131,214                -         1,950,539              93.0%
                           ----------------- ---------------- ----------------- ---------------- -----------------

SOUTHERN TEXAS
Austin................          832,548                 -                -           832,548              94.4%
San Antonio...........                -           199,269                -           199,269              78.7%
                           ----------------- ---------------- ----------------- ---------------- -----------------
                                832,548           199,269                -         1,031,817              91.4%
                           ----------------- ---------------- ----------------- ---------------- -----------------

VIRGINIA
Alexandria............          208,519                 -                -           208,519              96.5%
Chantilly (2).........          494,618                 -                -           494,618              89.6%
Merrifield............          302,723           355,127                -           657,850              95.0%
Herndon (2)...........          244,373                 -                -           244,373              96.2%
Lorton................          246,520                 -                -           246,520              99.0%
Springfield...........          359,742                 -                -           359,742              98.8%
Sterling (2)..........          295,625                 -                -           295,625              96.6%
Woodbridge............          113,629                 -                -           113,629              97.6%
                           ----------------- ---------------- ----------------- ---------------- -----------------
                              2,265,749           355,127                -         2,620,876              95.7%
                           ----------------- ---------------- ----------------- ---------------- -----------------

WASHINGTON
Renton................           27,912                 -                -            27,912              87.8%
                           ----------------- ---------------- ----------------- ---------------- -----------------
                                 27,912                 -                -            27,912              87.8%
                           ----------------- ---------------- ----------------- ---------------- -----------------

Totals - 9 states.....       11,241,831         2,456,080        1,118,634        14,816,545              95.1%
                           ================= ================ ================= ================ =================

(1) The Company owns one property that is subject to a ground lease in Las Colinas, Texas.
(2) Eight commercial properties serve as collateral to mortgage notes payable. See detailed listing in Schedule III to the financial statements contained herein.

         Each of these properties will continue to be used for its current purpose. Competition exists in the market areas in which these properties are located. Barriers to entry are relatively low for competitors with the necessary capital and the Company will be competing for properties and tenants with entities that have greater financial resources than the Company. The Company believes that while the current overall demand for commercial space has softened in 2001 and 2002, there is sufficient demand to maintain healthy occupancy rates.

         The Company has risks that tenants will default on leases and declare bankruptcy. Management believes these risks are mitigated through the Company's geographic diversity and diverse tenant base. As of December 31, 2001, tenants occupying less than approximately 90,000 square feet of commercial space had declared bankruptcy and all of the bankrupt tenants were current on their monthly rental payments.

         As of and for the year ended December 31, 2001, one of the Company's properties had a book value of more than 10% of the Company's total assets or accounted for more than 10% of its aggregate gross revenues. The property known as Metro Park North is a business park in Rockville, Maryland consisting of 17 buildings (905,000 square feet) including nine office buildings (691,000 square feet) and eight flex-space buildings (214,000 square feet). The property was purchased on December 27, 2001 and has a book value of $127 million representing approximately 11% of the Company's total assets at December 31, 2001.

         The following table sets forth information with respect to occupancy and rental rates at Metro Park North for each of the last five years:

                                 1997             1998              1999             2000              2001
                           ----------------- ---------------- ----------------- ---------------- -----------------
Occupancy Rate                       98.2%             81.5%            75.9%             86.9%           93.5%

Rental Rate per square
foot                                $16.93            $15.36           $15.73            $16.91          $18.83


         The following table sets forth information with respect to tenants occupying ten percent or more of the rentable square footage at Metro Park
North:

                                               Annual Rent
                                               per Square          Lease            Renewal          Business
Tenant Name                  Square Feet           Feet          Expiration         Option         Description
-------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
Lockheed Martin                  24,552          $23.17           9/30/05          1, 5-year        Aerospace
FDA                              22,713          $28.77            8/3/06          1, 5-year        Government
LSI                              15,786          $25.50           4/30/08          1, 5-year         Hi-Tech
Axcelis                         105,015          $15.93           12/31/04         1, 5-year         Hi-Tech
Fusing Lighting                  25,051          $14.25           12/31/02         1, 5-year         Hi-Tech
Montgomery TV                    12,152          $15.00           6/30/11          1, 5-year        Television
FDA                              53,227          $18.08           12/31/02         1, 5-year        Government
CAC                              53,623          $20.83           6/30/03          1, 5-year        Insurance
FDA                             113,912          $19.07           11/14/05         1, 5-year        Government
Hughes                           53,806          $23.62           8/31/05          1, 5-year         Hi-Tech
Montgomery Co.                   38,800          $22.95           10/7/04          1, 5-year        Education

         The following table sets forth information with respect to lease expirations at Metro Park North:

                                                                                          Percentage of Total Annual
                                                                                           Base Rents Represented by
                                  Rentable Square Footage      Annual Base Rents Under          Expiring Leases
   Year of Lease Expiration     Subject to Expiring Leases         Expiring Leases
------------------------------- ---------------------------- ---------------------------- ----------------------------

             2002                                    85,559                   $1,478,000             8.5%
             2003                                   108,373                    2,073,000             11.8%
             2004                                   219,472                    3,819,000             21.8%
             2005                                   317,321                    7,179,000             41.0%
             2006                                    74,976                    1,975,000             11.3%
             2007                                         -                            -                -
             2008                                    15,786                      403,000              2.3%
             2009                                     3,150                       74,000              0.4%
             2010                                         -                            -                -
             2011                                    15,560                      265,000              1.5%
          Thereafter                                  4,912                      237,000              1.4%
------------------------------- ---------------------------- ---------------------------- ----------------------------
            Total                                   845,109                  $17,503,000            100.0%
=============================== ============================ ============================ ============================


         The following table sets forth information with respect to tax depreciation at Metro Park North:

                                                 Rate of                             Life          Accumulated
                              Tax Basis       Depreciation         Method          In Years        Depreciation
                           ----------------- ---------------- ----------------- ---------------- -----------------

Improvements                     $2,592,193      20.00%            MACRS, 200%DDB      5                2,607,216
Improvements                      5,817,593      14.29%            MACRS, 200%DDB      7                  831,085
Improvements                     16,483,181       6.67%            MACRS, 150%DDB     15                  824,159
Buildings                        74,659,109       2.56%            MACRS, SL          39                   79,885
                           -----------------                                                     -----------------
Total                          $109,552,076                                                             4,253,569
                           =================                                                     =================

         The Company's portfolio services two sets of customers with different characteristics. Approximately 70% of the Company's portfolio serves primarily large tenants. These tenants generally sign longer leases, require higher tenant improvements, are represented by a broker and are better credit tenants. The other 30% of the Company's portfolio serves primarily small tenants with average space requirements of 1,600 square feet and a shorter lease term duration. Tenant improvements are relatively small for these tenants and most leases are done in-house with no lease commissions. These tenants have lower credit profiles and delinquencies and bankruptcies are more frequent. The following tables set forth the lease expirations for the properties owned as of December 31, 2001 in addition to bifurcating the lease expirations on properties serving primarily small businesses and those properties serving primarily larger businesses:

                                          LEASE EXPIRATIONS (ENTIRE PORTFOLIO) AS OF DECEMBER 31, 2001
                                          ------------------------------------------------------------

                                                                                          Percentage of Total Annual
                                                                                           Base Rents Represented by
                                  Rentable Square Footage      Annual Base Rents Under          Expiring Leases
   Year of Lease Expiration     Subject to Expiring Leases         Expiring Leases
------------------------------- ---------------------------- ---------------------------- ----------------------------

             2002                                 2,634,000                  $30,380,000             16.6%
             2003                                 2,696,000                   33,138,000             18.1%
             2004                                 2,630,000                   30,006,000             16.4%
             2005                                 2,272,000                   32,951,000             18.0%
             2006                                 1,680,000                   25,509,000             13.9%
          Thereafter                              2,162,000                   31,232,000             17.0%
------------------------------- ---------------------------- ---------------------------- ----------------------------
            Total                                14,074,000                 $183,216,000            100.0%
=============================== ============================ ============================ ============================

                                       LEASE EXPIRATIONS (SMALL TENANT PORTFOLIO) AS OF DECEMBER 31, 2001
                                       ------------------------------------------------------------------

         The Company's small tenant portfolio consists of properties with average leases less than 5,000 square feet.

                                                                                          Percentage of Total Annual
                                                                                           Base Rents Represented by
                                  Rentable Square Footage      Annual Base Rents Under          Expiring Leases
   Year of Lease Expiration     Subject to Expiring Leases         Expiring Leases
------------------------------- ---------------------------- ---------------------------- ----------------------------

             2002                                 1,350,000                  $16,366,000             31.6%
             2003                                 1,157,000                   14,780,000             28.5%
             2004                                   761,000                    9,916,000             19.2%
             2005                                   287,000                    4,554,000             8.8%
             2006                                   225,000                    3,378,000             6.5%
          Thereafter                                233,000                    2,821,000             5.4%
------------------------------- ---------------------------- ---------------------------- ----------------------------
            Total                                 4,013,000                  $51,815,000            100.0%
=============================== ============================ ============================ ============================


                                       LEASE EXPIRATIONS (LARGE TENANT PORTFOLIO) AS OF DECEMBER 31, 2001
                                       ------------------------------------------------------------------

         The Company's large tenant portfolio consists of properties with average leases greater than or equal to 5,000 square feet.

                                                                                          Percentage of Total Annual
                                                                                           Base Rents Represented by
                                  Rentable Square Footage      Annual Base Rents Under          Expiring Leases
   Year of Lease Expiration     Subject to Expiring Leases         Expiring Leases
------------------------------- ---------------------------- ---------------------------- ----------------------------

             2002                                 1,284,000                  $14,014,000             10.7%
             2003                                 1,539,000                   18,358,000             14.0%
             2004                                 1,869,000                   20,090,000             15.3%
             2005                                 1,985,000                   28,397,000             21.6%
             2006                                 1,455,000                   22,131,000             16.8%
          Thereafter                              1,929,000                   28,411,000             21.6%
------------------------------- ---------------------------- ---------------------------- ----------------------------
            Total                                10,061,000                 $131,401,000            100.0%
=============================== ============================ ============================ ============================

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

         The Company acquired a property in Beaverton, Oregon ("Creekside Corporate Park") in May 1998. A portion of Creekside Corporate Park, as well as properties adjacent to Creekside Corporate Park, are currently the subject of an environmental investigation that is being conducted by two current and past owner/operators of an industrial facility on adjacent property, pursuant to an Order on Consent issued by the Oregon Department of Environmental Quality ("ODEQ"). Results to date indicate that the contamination from the industrial facility has migrated onto portions of Creekside Corporate Park owned by the Company. There is no evidence that the Company's past or current use of the Creekside Corporate Park property contributed in any way to the contamination that is the subject of the current investigation, nor has the ODEQ alleged any such contribution.

         The Company, which is not a party to the Order on Consent, executed separate Access Agreements with the two owner/operators to allow access to portions of Creekside Corporate Park to conduct the required sampling and testing, and to permit one of the owner/operators subject to the Order on Consent to construct, install and operate a groundwater treatment system on a portion of Creekside Corporate Park owned by the Company. Operation and maintenance of this groundwater treatment system, which is required by the Interim Remedial Action Plan approved by ODEQ, is the sole responsibility of the owner/operator, and not the Company.

         Based on the results of the site investigation, ODEQ has recommended a final remedy that would include permanent treatment of contaminants in the groundwater, including expanded groundwater extraction and treatment on all parcels of the former industrial property, including portions of Creekside Corporate Park. The estimated cost of this remedy is $3.3 million over a 30-year time period.

         One of the two owner/operators that are conducting the investigation pursuant to the Order on Consent recently filed for Chapter 11 bankruptcy protection. It is not clear at this point what impact, if any, this filing will have on the implementation of the removal or remedial activities ordered by the ODEQ. It is possible that the ODEQ could require the Company to participate in the implementation of removal or remedial actions that may be required on the Company's property, or to pay a portion of the costs to do so. In the event the Company is ultimately deemed responsible for any costs relating to this matter, the Company believes that it may have recourse against the party from whom the property was purchased. In addition, the Company believes it may have recourse against other potentially responsible parties, including, but not limited to, one or both of the owner/operators of the adjacent industrial facility.

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

ITEM 3.  LEGAL PROCEEDINGS

         On November 3, 1999, the Company filed an action titled PS Business Parks, Inc. v. Larry Howard et al. (Case No. BC219580) in Los Angeles Superior Court seeking damages in excess of $1 million. The complaint alleges that Mr. Howard and entities controlled by him engaged in unfair trade practices. Some of the Company's claims have been dismissed on summary adjudication, and the balance is in the process of being referred to the arbitration proceedings described below for adjudication. Mr. Howard filed a cross-complaint which the Company intends to vigorously contest and which is also in the process of being referred to arbitration for adjudication.

         On November 27, 2000, Mary Jayne Howard, a former officer of the Company filed a demand for arbitration with the American Arbitration Association alleging claims against the Company for breach of contract, gender discrimination, marital discrimination, and wrongful termination based on public policy. The demand seeks damages of approximately $2 million. The Company plans to vigorously contest these claims. The Company has also filed in the arbitration a cross-claim against Ms. Howard alleging that she breached her fiduciary duties to the Company and committed fraud, among other claims, seeking damages in excess of $1 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2001.

ITEM 4A. EXECUTIVE OFFICERS

         The following is a biographical summary of the executive officers of the Company:

         Ronald L. Havner, Jr., age 44, has been Chairman, President and Chief Executive Officer of the Company since March 1998. From December 1996 until March 1998, Mr. Havner was Chairman, President and Chief Executive Officer of AOPP. He was Senior Vice President and Chief Financial Officer of PSI, an affiliated REIT, and Vice President of the Company and certain other REITs affiliated with PSI, until December 1996. Mr. Havner became an officer of PSI in 1986, prior to which he was in the audit practice of Arthur Andersen & Company. He is a member of the American Institute of Certified Public Accountants (AICPA), the National Association of Real Estate Investments Trusts (NAREIT) and the Urban Land Institute (ULI) and a Director of Business Machine Security, Inc., Mobile Storage Group, Inc. and Burnham Pacific Properties, Inc. Mr. Havner earned a Bachelor of Arts degree in Economics from the University of California, Los Angeles.

         Jack E. Corrigan, age 41, a certified public accountant, has been Vice President, Chief Financial Officer and Secretary of the Company since June 1998. From February 1991 until June 1998, Mr. Corrigan was a partner of LaRue, Corrigan & McCormick with responsibility for the audit and accounting practice. He was Vice President and Controller of PSI (formerly Storage Equities, Inc.) from 1989 until February 1991. Mr. Corrigan earned a Bachelor of Science degree in Accounting from Loyola Marymount University.

         J. Michael Lynch, age 49, has been Vice President-Director of Acquisitions and Development of the Company since June 1998. Mr. Lynch was Vice President of Acquisitions and Development of Nottingham Properties, Inc. from 1995 until May 1998. He has 18 years of real estate experience, primarily in acquisitions and development. From 1988 until 1995, Mr. Lynch was a development project manager for The Parkway Companies. From 1983 until 1988, he was an Assistant Vice President, Real Estate Investment Department of First Wachovia Corporation. Mr. Lynch earned a Bachelor of Arts degree in Economics from Mt. St. Mary's College and a Masters of Architecture from the Virginia Polytechnic Institute.

         Stephen S. King, age 45, has been Vice President, Chief Operating Officer of the Company since August 2001. Mr. King joined the Company as Vice President in April 2000 with responsibility for property operations for the Southwest Division. He became an executive officer of the Company in March 2001. From 1998 to April 2000, Mr. King was Vice President of Asset Management for The RREEF Funds with responsibility for over 10 million square feet of industrial property owned in a joint venture with the California Public Employees Retirement System (CalPERS). From 1989 through 1998, Mr. King was Assistant Vice President, Western Division for USAA Real Estate Company. He has over twenty years of development, construction, property management and leasing experience. Mr. King is a licensed California real estate broker and a member of the Institute for Real Estate Management (IREM) and the National Association of Industrial and Office Properties (NAIOP). Mr. King earned a Bachelor of Arts degree in Economics from Texas A&M.

         Jeffrey H. Reinstein, age 38, has been Vice President-Business Services of the Company since May 2000. From March 1997 until April 2000, Mr. Reinstein was the President and Chief Operating Officer of Barrister Executive Suites and was responsible for overseeing and managing all activities for the company including operations, business development, marketing, human resources, finance and accounting. From May 1987 to October 1996, Mr. Reinstein held various positions for Weyerhaeuser Financial Investments, Inc. where he was involved in developing, managing, leasing, financing and disposing of all types of real estate assets. Mr. Reinstein earned a Bachelor of Science degree in Business Administration from California State University, Northridge.

         Joseph E. Miller, age 38, was promoted to Vice President, Corporate Controller in December 2001 with responsibilities for financial and operational accounting, reporting, and analysis. Mr. Miller joined the Company in August 2001 as Vice President, Property Operations Controller focusing on operational systems and processes. Previously, Mr. Miller was Corporate Controller for Maguire Partners, a prominent Los Angeles commercial real estate developer, owner, and manager, from May 1987 to August 2001. Prior to joining Maguire Partners, Mr. Miller was an audit manager at Ernst & Young with a focus on real estate clients. Mr. Miller is a Certified Public Accountant and has earned a

Bachelor of Science degree in Business Administration from California State University, Northridge, and a Masters of Business Administration from the University of Southern California.

         Angelique A. Benschneider, age 39, joined the Company as Vice President in November 2000 with responsibility for property operations for the Midwest Division. Ms. Benschneider became an executive officer of the Company in March 2001. From 1999 to November 2000, Ms. Benschneider was a Senior Asset Manager for Amerishop Real Estate Services, where she was responsible for retail portfolio performance for the Company on the East Coast. From 1996 to 1999, Ms. Benschneider was a General Manager for GIC Real Estate, Inc. and was responsible for the management and leasing of Thanksgiving Tower, a 1,500,000 square foot high rise office tower. Mrs. Benschneider has extensive experience in regional malls, working on the redevelopment of the 2,900,000 square foot King of Prussia Mall in Philadelphia, Pennsylvania. Ms. Benschneider earned a Bachelor of Science degree in Business Administration from the University of North Texas and a Masters of Business Administration from the University of Texas, Dallas.

         David C. Bischoff, age 50, has been Vice President of the Company since August 1999 with responsibility for property operations for the Eastern Division. He became an executive officer of the Company in March 2001. From June 1996 to July 1999, Mr. Bischoff was Managing Director in the Client Advisory Group with CB Richard Ellis (CBRE) with responsibility for overseeing, directing and managing all the various business services (property management, leasing, appraisal, acquisition and disposition) provided by CBRE to several large institutional clients. From September 1984 to May 1996, Mr. Bischoff held a variety of positions with ABKB Realty Advisors (acquired by LaSalle Advisors) responsible for several pension fund clients, with responsibilities including raising and investing capital, selecting, directing and managing the personnel and business services provided by third party firms, and financing and ultimate disposition of client assets. Mr. Bischoff earned an Associates of Arts degree from the Philadelphia Community College.

         Maria R. Hawthorne, age 42, has been a Vice President of the Company since June 2001 with responsibility for property operations for the Northern Virginia Division. Mrs. Hawthorne has been with the Company and its predecessors for the past sixteen years. From July 1994 to June 2002, Mrs. Hawthorne was a Regional Manager of the Company. From August 1988 to July 1994, Mrs. Hawthorne was the Director of Leasing and Property Manager for AOPP. Ms. Hawthorne earned a Bachelor of Arts degree in International Relations from Pomona College.

         William A. McFaul, age 36, was promoted to Vice President of PS Business Parks, Inc. in December 2001 with responsibility for property operations for the Maryland Division. Mr. McFaul has been with the Company since July 1999. Mr. McFaul became a Regional Manager in January 2001 with responsibility for property operations of the Maryland Region and was a Senior Property Manager from July 1999 until December 2000. Prior to joining PS Business Parks, Mr. McFaul worked for The Rouse Company, a national real estate development firm, for ten years holding various positions in leasing and operations. Mr. McFaul earned a Bachelor of Science degree in Business Administration and a Masters of Business Administration from Loyola College in Maryland.

         Eileen M. Newkirk, age 53, has been a Vice President of the Company since March 2000 with responsibility for property operations for the Pacific Northwest Division. Ms. Newkirk became an executive officer of the Company in March 2001. From August 1998 to March 2000, Ms. Newkirk was a Regional Manager of the Company. From 1997 to 1998, Ms. Newkirk held the position of United States Facilities Manager for N-Cube, a high tech company based in Foster City, California. From 1994 to 1997, she was a Property Manager for AOPP. Prior to joining AOPP, Ms. Newkirk held a variety of development and operations management positions, including the management of a Class A central business district high-rise. Ms. Newkirk maintains an Oregon real estate license.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a.   Market Price of the Registrant's Common Equity:

         The Common Stock of the Company trades on the American Stock Exchange under the symbol PSB. The following table sets forth the high and low sales prices of the Common Stock on the American Stock Exchange for the applicable periods:
                                                            Range
                                            ------------------------------------
       Year                Quarter                High                 Low
-------------------    -----------------    -----------------    ---------------

       2001                  1st                $28.10               $26.50
                             2nd                $29.57               $25.80
                             3rd                $28.30               $26.00
                             4th                $32.95               $29.75

       2000                  1st                $22.88               $19.88
                             2nd                $25.13               $20.25
                             3rd                $28.13               $23.88
                             4th                $28.79               $25.75

         As of February 7, 2002, there were approximately 688 holders of record of the Common Stock.

b.   Dividends

         Holders of Common Stock are entitled to receive distributions when, as and if declared by the Company's Board of Directors out of any funds legally available for that purpose. The Company is required to distribute at least 90% of its net taxable ordinary income prior to the filing of the Company's tax return and 85%, subject to certain adjustments, during the calendar year, to maintain its REIT status for federal income tax purposes. It is management's intention to pay distributions of not less than these required amounts.

         Distributions paid per share of Common Stock for 2001 and 2000 amounted to $1.31 and $1.00 per year, respectively. Since the second quarter of 1998 and through the fourth quarter of 2000, the Company had declared regular quarterly dividends of $0.25 per common share. In March 2001, the Board of Directors increased the quarterly dividends from $0.25 to $0.29 per common share. In December 2001, the Board of Directors declared a special dividend of $0.15 per common share. The Board of Directors has established a distribution policy to maximize the retention of operating cash flow and only distribute the minimum amount required for the Company to maintain its tax status as a REIT. Pursuant to restrictions contained in the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

c.   Issuance of Unregistered Securities

         On September 21, 2001, the Operating Partnership issued 2,120,000 preferred units with a preferred distribution rate of 9 1/4%. The Operating Partnership received net proceeds from the sale of these preferred units of approximately $51.6 million. The Operating Partnership sold the preferred units in a private placement in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder. The preferred units were issued to a single institutional "accredited investor" within the meaning of Regulation D.

ITEM 6.       SELECTED FINANCIAL DATA (1)

The following sets forth selected consolidated and combined financial and operating information on a historical basis for the Company and its predecessors. The following information should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere in this Form 10-K.

                                                                                                             For the Periods (2)
                                                                                                       -----------------------------
                                                                                                        April 1, 1997     January 1,
                                                                                                           through      1997 through
                                                       For the Years Ended December 31,                  December 31,     March 31,
                                        --------------------------------------------------------------------------------------------
                                              2001            2000           1999            1998            1997            1997
                                        --------------------------------------------------------------------------------------------
Revenues:                                                            (In thousands, except per share data)
  Rental income.........................  $   167,062     $   144,171     $   125,327    $    88,320     $    24,364     $    5,805
  Facility management fees primarily              683             539             471            529             709            247
  from affiliates.......................
  Business services.....................          353             547               -              -               -              -
  Equity in income of joint venture.....           25               -               -              -               -              -
  Interest income.......................        2,251           4,076           2,356          1,411             424             29
  Dividend income.......................           17           1,301             459              -               -              -
                                        --------------------------------------------------------------------------------------------
                                              170,391         150,634         128,613         90,260          25,497          6,081
                                        --------------------------------------------------------------------------------------------
Expenses:
  Cost of operations....................       45,214          39,290          34,891         26,073           9,837          2,493
  Cost of facility management...........          152             111              94             77             129             60
  Cost of business services.............          572             344               -              -               -              -
  Depreciation and amortization.........       41,067          35,637          29,762         18,908           4,375            820
  General and administrative............        4,320           3,954           3,153          2,233           1,248            213
  Interest expense......................        1,715           1,481           3,153          2,361               1              -
                                        --------------------------------------------------------------------------------------------
                                               93,040          80,817          71,053         49,652          15,590          3,586
                                        --------------------------------------------------------------------------------------------
Income     before     disposition     of
investments,   minority   interest   and
extraordinary item......................       77,351          69,817          57,560         40,608           9,907          2,495
  Gain  on   investment   in  marketable
  securities............................            8           7,849               -              -               -              -
  Gain on disposition of properties.....            -             256               -              -               -              -
                                        --------------------------------------------------------------------------------------------
Income  before  minority   interest  and
extraordinary item......................       77,359          77,922          57,560         40,608           9,907          2,495

  Minority interest in income -
  preferred units.......................      (14,107)        (12,185)         (4,156)             -               -              -
  Minority interest in income - common
  units.................................      (13,382)        (14,556)        (11,954)       (11,208)         (6,753)        (1,813)
                                        --------------------------------------------------------------------------------------------
Income before extraordinary item........       49,870          51,181          41,450         29,400           3,154            682
  Extraordinary item, net of minority
  interest..............................            -               -            (195)             -               -              -
                                        --------------------------------------------------------------------------------------------
Net income..............................  $    49,870     $    51,181     $    41,255    $    29,400     $     3,154     $      682
                                        ============================================================================================
Net income allocation:
  Allocable to preferred shareholders...  $     8,854     $     5,088     $     3,406    $         -     $         -     $        -
  Allocable to common shareholders......       41,016          46,093          37,849         29,400           3,154            682
                                        --------------------------------------------------------------------------------------------
                                          $    49,870     $    51,181     $    41,255    $    29,400     $     3,154     $      682
                                        ============================================================================================

Per Common Share:
-----------------
Distribution (3)........................  $      1.31     $      1.00     $      1.00    $      1.10     $      0.68     $     0.00
Net income - Basic......................  $      1.84     $      1.98     $      1.60    $      1.52     $      0.92     $     0.31
Net income - Diluted....................  $      1.83     $      1.97     $      1.60    $      1.51     $      0.92     $     0.31
Weighted average common shares-Basic....       22,350          23,284          23,641         19,361           3,414          2,193
Weighted average common shares-Diluted..       22,435          23,365          23,709         19,429           3,426          2,193

Balance Sheet Data:
-------------------
Total assets............................  $ 1,169,955     $   930,756     $   903,741    $   709,414     $   323,454     $  136,922
Total debt..............................      165,145          30,971          37,066         50,541           3,500              -
Minority interest - preferred units.....      197,750         144,750         132,750              -               -              -
Minority interest -  common units.......      162,141         161,728         157,199        153,015         168,665         97,180
Preferred stock.........................      121,000          55,000          55,000              -               -              -
Common shareholders' equity.............  $   478,731     $   509,343     $   500,531    $   489,905     $   142,958     $   36,670

Other Data:
-----------
Net cash provided by operating
activities..............................  $   126,677     $   111,197     $    88,440    $    60,228     $    13,597     $    5,840
Net cash used in investing activities...     (318,367)        (77,468)       (131,318)      (308,646)        (47,105)          (582)
Net   cash   provided   by   (used   in)
     financing activities...............      145,471         (58,654)        111,030        250,602          31,443           (228)
Funds from operations (4)...............  $    93,568     $    85,977     $    76,353    $    57,430     $    14,282     $    3,315
Square footage owned at end of period...       14,817          12,600          12,359         10,930           6,009          3,014

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

(3) In March 2001, the Board of Directors increased the annual distribution to $1.16 per common share. In December 2001, the Board of Directors declared a special distribution of $0.15 per common share.

(4) Funds from operations ("FFO") is defined as net income, computed in accordance with generally accepted accounting principles ("GAAP") before depreciation, amortization, minority interest in income, straight line rent adjustments and extraordinary or non-recurring items. FFO does not represent net income or cash flows from operations as defined by GAAP. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for cash flow or net income as a measure of liquidity or operating performance or ability to make acquisitions and capital improvements or ability to pay distributions or debt principal payments. Also, FFO as computed and disclosed by the Company many not be comparable to FFO computed and disclosed by other REITs. The Company believes that in order to facilitate a clear understanding of the Company's operating results, FFO should be analyzed in conjunction with net income as presented in the Company's consolidated financial statements included elsewhere in this Form 10-K.

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

         FORWARD-LOOKING STATEMENTS: Forward-looking statements are made throughout this Annual Report on Form 10-K. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Item 1A. Risk Factors." In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of the information contained in such forward-looking statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

         EFFECT OF ECONOMIC CONDITIONS ON THE COMPANY'S OPERATIONS: During 2001, the Company was affected by the slowdown in economic activity in the United States in most of its primary markets. These effects were exacerbated by the terrorist attacks of September 11, 2001 and the related aftermath. These effects include a decline in occupancy rates and a reduction in market rates throughout the portfolio, slower than expected lease-up of our development properties, lower interest rates on invested cash and the expectation that insurance costs will rise upon expiration of our policies in March 2002.

         The reduction in occupancies and market rental rates has been the result of several factors related to general economic conditions. There are more businesses contracting than expanding, more businesses failing than starting-up and businesses are uncertain, resulting in slower decision-making and requests for shorter term leases. There is also more competing vacant space including substantial amounts of sub-lease space in many of the Company's markets. Many of the Company's properties have lower vacancy rates than the average rates for the markets in which they are located; consequently, the Company may have difficulty in maintaining its occupancy rates as leases expire. An extended economic slowdown will put additional downward pressure on occupancies and market rental rates. The economic slowdown and the abundance of space alternatives to customers has led to pressure for greater rent concessions, more generous tenant improvement allowances and higher broker commissions.

         The Company's three development properties were 63% leased as of December 31, 2001, but they have not been leased as rapidly as the Company had anticipated. The development properties consist of a 102,000 square foot development in the Las Colinas submarket of Dallas, Texas that was 100% leased, a 141,000 square foot flex development in Northern Virginia that was 60% leased, and a 94,000 square foot development in the Beaverton submarket of Portland, Oregon that was 27% leased. The interest of tenants in the Oregon property has been significantly affected by the economic slowdown.

         Historically, the Company has raised capital prior to identifying opportunities to deploy the capital. This has generally resulted in some short-term earnings dilution. Interest rates on cash investments have declined 350 basis points over the twelve months ended December 31, 2001, resulting in a significantly greater dilution to earnings from holding capital waiting to be deployed. During this period of low interest rates, the Company has determined that the cost of this strategy currently exceeds the benefits derived from it. As a result, the Company has used its line of credit and other short-term borrowing sources to provide the capital to complete acquisitions.

         The Company also anticipates a 25%-50% increase in insurance costs when our current policies expire in April 2002 due to the terrorist attacks of September 11, 2001. The Company does not expect the increase to materially impact its results since insurance expense represents less than 3% of the

Company's operating costs and the Company believes that most of the cost can be passed along to the Company's customers in accordance with the applicable lease agreements.

         EFFECT OF ECONOMIC CONDITIONS ON THE COMPANY'S PRIMARY MARKETS: The Company has concentrated its operations in seven major markets. Each of these markets has been affected by the slowdown in economic activity. The Company's overall view of these markets is summarized below as of December 31, 2001. For purposes of market occupancy statistics, the Company has compiled these statistics using broker reports for these respective markets. These sources are deemed to be reliable by the Company, but there can be no assurance that these reports are accurate.

         The Company owns approximately 1.9 million square feet in the Beaverton sub market of Portland, Oregon. The average vacancy rate in this market is 18% for office and 11% for flex. Leasing activity slowed dramatically during 2001, but is beginning to show signs of improvement. On the supply side, a significant amount of flex and office space was added in 2001, but the Company does not believe significant new construction starts will occur in 2002. The Company's vacancy rate is 3.4%.

         The Company owns approximately 1.5 million square feet in Northern California with a concentration in South San Francisco, Santa Clara and San Jose. The vacancy rate in this market stands at 20% or more throughout most of the Bay Area. Market rates dropped dramatically in 2001 and continue to decrease and are now at approximately the same level they were at in 1999, and most construction starts have been postponed or terminated. The Company's vacancy rate is 2.7%.

         The Company owns approximately 3.5 million square feet in Southern California (including its partial ownership in a joint venture). This is one of the most stable markets in the country but continues to experience slowing. Vacancy rates have increased throughout Southern California for flex, industrial and office, ranging from 5% to 25%, depending on sub-markets and product type, and the rental rates for the Company's properties have dropped slightly. The Company's vacancy is 1.3% in San Diego, 1.0% in Los Angeles and 2.5% in Orange County.

         The Company owns approximately 0.8 million square feet in Austin, Texas. This market experienced a drastic increase in office and flex vacancy, running at 19% and 17%, respectively. One half of the office vacancy is due to sub-lease space. Construction deliveries of office and flex space continue to add to the vacancy rate resulting in downward pressure on rental rates. The Company's vacancy rate is 8.7%.

         The Company owns approximately 1.9 million square feet in Northern Texas. The vacancy rate in Las Colinas, where most of the Company's properties are concentrated, is 19.5% for flex and 23% for office. Over the 12 months ended December 31, 2001, the number of new properties constructed has decreased, virtually no new construction has commenced and very little pre-leasing of space has occurred. The Company believes that any such new construction will cause vacancy rates to rise. Leasing activity has slowed overall and sub-leasing is continuing to increase in the Telecom Corridor. The Company's vacancy rate is 3.9%.

         The Company owns approximately 2.6 million square feet in Northern Virginia, where the vacancy rate grew from 3.9% to 11.9% during 2001. Prospective tenants in the sub-markets near downtown and the D.C. Beltway, such as Ballston, Alexandria and Merrifield, have shown increased interest in renting space recently, primarily as a result of the demand for space by the GSA and government contractors. Vacancy rates have risen to over 20% in the sub-markets in the western technology corridor, such as Herndon, Chantilly and Sterling, primarily as a result of the decline in the technology sector. The Company's vacancy rate in is 3.1%.

         The Company owns approximately 1.8 million square feet in Maryland. In Montgomery County, Maryland's 1-270 Corridor vacancy rates are 10% for office and 8% for flex space. The Company expects that the business of the GSA, defense contractors and the biotech industry will continue to grow in 2002. With most 2002 construction deliveries pre-leased, the Company expects that the vacancy rate will remain flat or decline. The Company's vacancy rate is 5%.

         GROWTH OF THE COMPANY'S OPERATIONS: During 2000 and 2001, the Company focused on increasing cash flow from its existing core portfolio of properties, expanding its presence in existing markets through strategic acquisitions and developments and strengthening its balance sheet, primarily through the issuance of preferred stock/units. The Company has maintained low debt and overall leverage levels including preferred stock/units which give it the flexibility for future growth without the issuance of additional common stock.

         During 2001, the Company added approximately 2.2 million square feet to its portfolio at an aggregate cost of approximately $303 million. These acquisitions increased the Company's presence in its existing markets. The Company acquired 658,000 square feet in Northern Virginia for approximately $88 million, 685,000 square feet in Oregon for approximately $88 million and 905,000 square feet in Maryland for approximately $127 million. In addition, the Company completed development of three properties totaling 339,000 square feet in Northern Virginia, Portland and Dallas for approximately $28.5 million. The Company also disposed of a property aggregating 77,000 square feet for approximately $9 million. The Company also formed a joint venture to own and operate an industrial park. This park consisting of 294,000 square feet, was acquired in December 2000 at a cost of approximately $14.4 million and was contributed to the joint venture at its original cost for a 25% equity interest in the joint venture.

         During 2000, the Company added approximately 0.8 million square feet to its portfolio at an aggregate cost of approximately $82 million. The Company acquired 454,000 square feet in Southern California for $40 million, 178,000 square feet in Northern California for $23 million and 210,000 square feet in Northern Virginia for approximately $19 million. In addition, the Company completed development of a property totaling 22,000 square feet in Oregon for approximately $3 million. The Company also disposed of five properties in non-core markets aggregating 627,000 square feet for approximately $23.8 million.

         During 1999, the Company added approximately 1.3 million square feet to its portfolio at an aggregate cost of approximately $103 million. The Company acquired 483,000 square feet in Texas for approximately $32 million, 405,000 square feet in Northern Virginia/Maryland market for approximately $41 million, 211,000 square feet in Northern California for approximately $17 million and 200,000 square feet in Arizona for approximately $13 million. In addition, the Company completed development of two properties totaling 127,000 square feet in Oregon and Texas for approximately $14 million.

COMPARISON OF 2001 TO 2000
--------------------------

         RESULTS OF OPERATIONS: Net income for the year ended December 31, 2001 was $49,870,000 compared to $51,181,000 for the same period in 2000. Net income allocable to common shareholders (net income less preferred stock dividends) for the year ended December 31, 2001 was $41,016,000 compared to $46,093,000 for the same period in 2000. Net income per common share on a diluted basis was $1.83 for the year ended December 31, 2001 compared to $1.97 for the same period in 2000 (based on weighted average diluted common shares outstanding of 22,435,000 and 23,365,000, respectively). The decreases in net income and net income per common share reflect a non-recurring realized and unrealized gain on the Company's investment in the common stock of Pacific Gulf Properties, Inc. ("PAG") recognized in the prior year.

         The Company's property operations account for almost all of the net operating income earned by the Company. The following table presents the pre-depreciation operating results of the properties for the years ended December 31, 2001 and 2000:

                                                                           Years Ended
                                                                          December 31,
                                                                   ------------------------------
                                                                       2001              2000             Change
                                                                   ------------      ------------      ------------
Rental income:
"Same Park" facilities (11.4 million net rentable
  square feet)..............................................       $140,844,000      $133,386,000           5.6%
Other facilities............................................         26,218,000        10,785,000         143.1%
                                                                   ------------      ------------      ------------
Total rental income.........................................       $167,062,000      $144,171,000          15.9%
                                                                   ============      ============      ============

Cost of operations (excluding depreciation):
"Same Park" facilities......................................        $36,385,000       $35,061,000           3.8%
Other facilities............................................          8,829,000         4,229,000         108.8%
                                                                   ------------      ------------      ------------
Total cost of operations....................................        $45,214,000       $39,290,000          15.1%
                                                                   ============      ============      ============

Net operating income (rental income less cost of operations):
"Same Park" facilities (1)..................................       $104,459,000       $98,325,000           6.2%
Other facilities............................................         17,389,000         6,556,000         165.2%
                                                                   ------------      ------------      ------------
Total net operating income..................................       $121,848,000      $104,881,000          16.2%
                                                                   ============      ============      ============

     (1) See "Supplemental Property Data and Trends" below for a definition of "Same Park" facilities.

     Rental income and rental income less cost of operations or net operating income prior to depreciation (defined as "NOI" for purposes of the following tables) are summarized for the year ended December 31, 2001 by major geographic region below:

                                    Square      Percent         Rental         Percent                       Percent
          Region                   Footage      of Total        Income         of Total         NOI          of Total
------------------------------    ---------     --------       -----------     --------      -----------     --------
Southern California               3,177,000        22%         $44,053,000        26%        $32,951,000        27%
Northern California               1,495,000        10%          19,576,000        12%         14,876,000        12%
Southern Texas                    1,032,000         7%          11,796,000         7%          7,089,000         6%
Northern Texas                    1,951,000        13%          19,828,000        12%         13,549,000        11%
Virginia                          2,621,000        18%          34,338,000        21%         25,008,000        21%
Maryland                          1,771,000        12%          10,112,000         6%          7,819,000         6%
Oregon                            1,973,000        13%          19,868,000        12%         16,162,000        13%
Other                               797,000         5%           7,491,000         4%          4,394,000         4%
                                  ---------     --------       -----------     --------      -----------     --------
                                 14,817,000       100%        $167,062,000       100%       $121,848,000       100%
                                  =========     ========       ===========     ========      ===========     ========

         SUPPLEMENTAL PROPERTY DATA AND TRENDS: In order to evaluate the performance of the Company's overall portfolio, management analyzes the operating performance of a consistent group of properties constituting 11.4 million net rentable square feet ("Same Park" facilities). The Company currently has an ownership interest in these properties and has owned and operated them for the comparable periods. These properties do not include properties that have been acquired or sold during 2000 and 2001. The "Same Park" facilities represent approximately 90% of the weighted average square footage of the Company's portfolio for 2001.

         The following table summarizes the pre-depreciation historical operating results of the "Same Park" facilities excluding the effects of accounting for rental revenues on a straight-line basis for the years ended December 31, 2001 and 2000.

                                 "Same Park" Facilities (11.4 million square feet)

                                                                        Years Ended
                                                                        December 31,
                                                             ---------------------------------
                                                                  2001                2000             Change
                                                             -------------       -------------       -------------
  Rental income (1)....................................      $ 139,239,000       $ 131,347,000          6.0%
  Cost of operations...................................         36,385,000          35,061,000          3.8%
                                                             -------------       -------------       -------------
  Net operating income.................................      $ 102,854,000       $  96,286,000          6.8%
                                                             =============       =============       =============

  Gross margin (2).....................................          73.9%               73.3%              0.6%

  Weighted average for period:
  ----------------------------
      Occupancy........................................          95.6%               96.8%             (1.2%)
      Annualized realized rent per square foot.(3).....          $12.78              $11.90             7.4%

------------------

(1) Rental income is presented on a cash basis and excludes the effect of straight-line accounting of $1,904,000 and $2,204,000 for the years ended December 31, 2001 and 2000, respectively.

(2) Gross margin is computed by dividing property net operating income by rental income.

(3) Realized rent per square foot represents the actual revenues earned per occupied square foot.

     The following tables summarize the "Same Park" operating results prior to depreciation by major geographic region for the years ended December 31, 2001 and 2000:

                             Revenues         Revenues                         NOI             NOI
         Region                2001             2000          Increase         2001            2000         Increase
-------------------------  ------------   -------------       --------    -------------     -----------     --------
Southern California.....    $37,275,000     $35,011,000          6.5%       $28,702,000     $26,965,000       6.4%
Northern California.....     16,697,000      14,719,000         13.5%        12,610,000      10,728,000      17.5%
Southern Texas..........      9,413,000       8,799,000          6.7%         6,289,000       5,762,000       9.1%
Northern Texas..........     19,076,000      18,680,000          2.1%        13,058,000      12,855,000       1.6%
Virginia................     23,198,000      21,952,000          5.7%        16,868,000      15,986,000       5.5%
Maryland................      9,853,000       9,808,000          0.5%         7,598,000       7,398,000       2.7%
Oregon..................     16,293,000      15,179,000          7.3%        13,343,000      12,260,000       8.8%
Other...................      7,434,000       7,199,000          3.2%         4,386,000       4,332,000       1.3%
                           ------------   -------------       --------    -------------     -----------     --------
                           $139,239,000    $131,347,000          6.0%      $102,854,000     $96,286,000       6.8%
                           ============   =============       ========    =============     ===========     ========

         The increases noted above reflect the performance of the Company's existing markets. Northern California benefited from the expiration of leases with below market rents, as did all other markets to a lesser extent, resulting in revenue and NOI increases in all of our markets.

         FACILITY MANAGEMENT OPERATIONS: The Company's facility management accounts for a small portion of the Company's net operating income. During the year ended December 31, 2001, $531,000 in net operating income was recognized from facility management operations compared to $428,000 for the same period in 2000. Facility management fees have increased due to the increase in rental rates of the properties managed by the Company and additional properties brought under management during 2000 and 2001.

         BUSINESS SERVICES: Business services include construction management fees and fees from telecommunication service providers. During the year ended December 31, 2001, the Company incurred a net operating loss of $219,000 from such services compared to net operating income of $203,000 recognized for the same period in 2000. Business services revenues have declined due to the bankruptcies of Darwin Networks, Winstar and Teligent. Expenses have increased as a result of a full year of operations in 2001.

         EQUITY IN INCOME OF JOINT VENTURE: On October 23, 2001, the Company formed a joint venture with an unaffiliated investor to own and operate an industrial park in the City of Industry submarket of Los Angeles County. The Company recognized income of $25,000 in 2001 which represented the Company's 25% equity interest in the joint venture.

         INTEREST INCOME: Interest income reflects earnings on interest bearing investments. Interest income was $2,251,000 for the year ended December 31, 2001 compared to $4,076,000 for the same period in 2000. The decrease is attributable to lower interest rates and lower average cash balances. Weighted average interest bearing investments and effective interest rates for the year ended December 31, 2001 were approximately $53 million and 4.2% compared to $62 million and 6.5% for the same period in 2000.

         DIVIDEND INCOME: Dividend income reflects dividends received from marketable securities. Dividend income was $17,000 for the year ended December 31, 2001 compared to $1,301,000 for the same period in 2000. Dividend income decreased due to the liquidation of PAG during the year ended December 31, 2001.

         COST OF OPERATIONS: Cost of operations was $45,214,000 for the year ended December 31, 2001 compared to $39,290,000 for the same period in 2000. The increase is due primarily to the growth in the square footage of the Company's portfolio of properties. Cost of operations as a percentage of rental income decreased from 27.3% in 2000 to 27.1% in 2001 as a result of economies of scale achieved through the acquisition and development of properties in core markets and the disposition of properties outside of the Company's core markets. Cost of operations for the year ended December 31, 2001 consists primarily of property taxes ($14,241,000), property maintenance ($9,386,000), utilities ($8,046,000)
and direct payroll ($6,957,000).

         DEPRECIATION AND AMORTIZATION EXPENSE: Depreciation and amortization expense was $41,067,000 for the year ended December 31, 2001 compared to $35,637,000 for the same period in 2000. The increase is due to the acquisition and development of real estate facilities during 2000 and 2001 and recurring capitalized expenditures.

         GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $4,320,000 for the year ended December 31, 2001 compared to $3,954,000 for the same period in 2000. The increase is due primarily to the increased size and activities of the Company offset by a decrease in legal costs. Included in general and administrative costs are internal acquisition costs and abandoned transaction costs. Internal acquisition expenses were $587,000 and $553,000 for the year ended December 31, 2001 and 2000, respectively. Abandoned transaction costs was $7,000 for both the years ended December 31, 2001 and 2000. Legal costs were $176,000 and $837,000 for the years ended December 31, 2001 and 2000, respectively. Legal costs were higher in 2000 as a result of the litigation matters described in Item 3 of this Form 10-K.

         INTEREST EXPENSE: Interest expense was $1,715,000 for the year ended December 31, 2001 compared to $1,481,000 for the same period in 2000. The increase is primarily attributable to increased average debt balances during the period and greater capitalized interest in 2000 as a result of more construction in progress. Interest expense of $1,091,000 and $1,415,000 was capitalized as part of building costs associated with properties under development during the years ended December 31, 2001 and 2000, respectively.

         MINORITY INTEREST IN INCOME: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $27,489,000 ($14,107,000 allocated to preferred unitholders and $13,382,000 allocated to common unitholders) for the year ended December 31, 2001 compared to $26,741,000 ($12,185,000 allocated to preferred unitholders and $14,556,000 allocated to common unitholders) for the same period in 2000. The increase in minority interest in income is due primarily to the issuance of preferred operating partnership units during 2000 and 2001 and higher earnings at the operating partnership level, partially offset by a conversion of units to common stock during 2000.

         GAIN ON INVESTMENT IN MARKETABLE SECURITIES: Gain on investments in marketable securities was $8,000 for the year ended December 31, 2001 compared to $7,849,000 for the same period in 2000. The Company received a liquidating distribution from PAG of approximately $21.8 million and recognized a non-recurring gain of approximately $7.8 million during the year ended December 31, 2000.

         DISPOSITION OF PROPERTIES: Certain properties that were identified as not meeting the Company's ongoing investment strategy were designated for sale in 2000 and 2001. The Company disposed of a property in San Diego with 77,000 square feet for approximately $9 million in November 2001 and deferred a gain of $5,366,000. The Company disposed of five properties aggregating 627,000 square feet for approximately $23.8 million during the year ended December 31, 2000 at a gain of $256,000.

COMPARISON OF 2000 TO 1999
--------------------------

         RESULTS OF OPERATIONS: Net income for the year ended December 31, 2000 was $51,181,000 compared to $41,255,000 for the same period in 1999. Net income allocable to common shareholders (net income less preferred stock dividends) for the year ended December 31, 2000 was $46,093,000 compared to $37,849,000 for the same period in 1999. Net income per common share on a diluted basis was $1.97 for the year ended December 31, 2000 compared to $1.60 for the same period in 1999 (based on weighted average diluted common shares outstanding of 23,365,000 and 23,709,000, respectively). The increases in net income and net income per common share reflect the Company's growth in its asset base through the acquisition and development of commercial properties, increased net operating income from its stabilized base of properties, a non-recurring realized and unrealized gain on the Company's investment in the common stock of PAG and the repurchase of common shares.

         The Company's property operations account for almost all of the net operating income earned by the Company. The following table presents the pre-depreciation operating results of the properties for the years ended December 31, 2000 and 1999:

                                                                             Years Ended
                                                                             December 31,
                                                                   ------------------------------
                                                                       2000              1999            Change
                                                                   ------------      ------------        -------
Rental income:
"Same  Park"  facilities  (107  facilities,  10.5  million net
     rentable square feet)..................................       $121,489,000      $114,445,000           6.2%
Other facilities............................................         22,682,000        10,882,000         108.4%
                                                                   ------------      ------------        -------
Total rental income.........................................       $144,171,000      $125,327,000          15.0%
                                                                   ============      ============        ========

Cost of operations (excluding depreciation):
"Same Park" facilities......................................        $31,835,000       $30,983,000           2.7%
Other facilities............................................          7,455,000         3,908,000          90.8%
                                                                   ------------      ------------        -------
Total cost of operations....................................        $39,290,000       $34,891,000          12.6%
                                                                   ============      ============        ========

Net operating income (rental income less cost of operations):
"Same Park" facilities......................................        $89,654,000       $83,462,000           7.4%
Other facilities............................................         15,227,000         6,974,000         118.3%
                                                                   ------------      ------------        -------
Total net operating income..................................       $104,881,000       $90,436,000          16.0%
                                                                   ============      ============        ========

     Rental income and rental income less cost of operations or net operating income prior to depreciation (defined as "NOI" for purposes of the following tables) are summarized for the year ended December 31, 2000 by major geographic region below:

                                   Square        Percent         Rental         Percent                        Percent
          Region                   Footage       of Total        Income        of Total         NOI           of Total
------------------------         ----------      --------     ------------     --------    ------------       --------
Southern California               3,548,000        28.1%       $37,670,000        26.1%     $28,874,000          27.5%
Northern California               1,495,000        11.8%        16,977,000        11.8%      12,655,000          12.1%
Southern Texas                    1,032,000         8.2%        11,084,000         7.7%       6,661,000           6.4%
Northern Texas                    1,849,000        14.7%        19,183,000        13.3%      13,259,000          12.6%
Virginia                          1,822,000        14.5%        22,375,000        15.5%      16,404,000          15.6%
Maryland                            866,000         6.9%        12,592,000         8.7%       9,117,000           8.7%
Oregon                            1,191,000         9.5%        16,653,000        11.6%      13,306,000          12.7%
Other                               797,000         6.3%         7,637,000         5.3%       4,605,000           4.4%
                                 ----------      --------     ------------     --------    ------------       --------
                                 12,600,000       100.0%      $144,171,000       100.0%    $104,881,000         100.0%
                                 ==========      ========     ============     ========    ============       ========

         SUPPLEMENTAL PROPERTY DATA AND TRENDS: In order to evaluate the performance of the Company's overall portfolio, management analyzes the operating performance of a consistent group of 107 properties (constituting 10.5 million net rentable square feet). These 107 properties (herein referred to as the "Same Park" facilities) have been owned and operated by the Company for the comparable periods. These properties do not include properties that have been acquired or sold during 1999 and 2000. The "Same Park" facilities represented approximately 84% of the square footage of the Company's portfolio at December 31, 2000.

         The following table summarizes the pre-depreciation historical operating results of the "Same Park" facilities excluding the effects of accounting for rental revenues on a straight-line basis for the years ended December 31, 2000 and 1999.

                                 "Same Park" Facilities (10.5 million square feet)

                                                                        Years Ended
                                                                        December 31,
                                                             ---------------------------------
                                                                  2000                1999             Change
                                                             -------------      --------------        -------

  Rental income (1)....................................      $ 119,632,000       $ 111,334,000          7.5%
  Cost of operations...................................         31,835,000          30,983,000          2.7%
                                                             -------------      --------------        -------
  Net operating income.................................      $  87,797,000       $  80,351,000          9.3%
                                                             =============      ==============        =======

  Gross margin (2).....................................          73.4%               72.2%              1.2%

  Weighted average for period:
      Occupancy........................................          97.0%               96.7%              0.3%
      Annualized realized rent per sq. ft.(3)..........          $11.71              $10.93             7.1%

------------------
(1) Rental income is presented on a cash basis and excludes the effect of straight-line accounting of $2,204,000 and $3,407,000 for the years ended December 31, 2000 and 1999, respectively.

(2) Gross margin is computed by dividing property net operating income by rental income.

(3) Realized rent per square foot represents the actual revenues earned per occupied square foot.

     The following tables summarize the "Same Park" operating results prior to depreciation by major geographic region for the years ended December 31, 2000 and 1999:

                             Revenues         Revenues                          NOI            NOI
         Region                2000             1999          Increase         2000            1999         Increase
------------------------   ------------    ------------     ------------    -------------   ------------    --------
Southern California.....    $36,160,000     $33,116,000          9.2%        $27,591,000    $24,811,000      11.2%
Northern California.....     12,005,000      10,888,000         10.3%          9,143,000      8,187,000      11.7%
Southern Texas..........      9,666,000       8,996,000          7.4%          5,613,000      5,422,000       3.5%
Northern Texas..........     15,971,000      15,236,000          4.8%         11,103,000     10,138,000       9.5%
Virginia................     15,988,000      14,739,000          8.5%         11,699,000     10,680,000       9.5%
Maryland................      9,805,000       9,406,000          4.2%          7,397,000      6,876,000       7.6%
Oregon..................     15,174,000      14,333,000          5.9%         12,257,000     11,398,000       7.5%
Other...................      4,863,000       4,620,000          5.3%          2,994,000      2,839,000       5.5%
                           ------------    ------------     ------------    -------------   ------------    --------
                           $119,632,000    $111,334,000          7.5%        $87,797,000    $80,351,000       9.3%
                           ============    ============     ============    =============   ============    ========

         The increases noted above reflect the performance of the Company's existing markets. Southern and Northern California continued to benefit from a strong economy, as did all other markets to a lesser extent, resulting in revenue and NOI (prior to depreciation) increases in all of our markets.

         FACILITY MANAGEMENT OPERATIONS: Facility management accounted for a small portion of the Company's net operating income. During the year ended December 31, 2000, $428,000 in net operating income was recognized from facility management operations compared to $377,000 for the same period in 1999. Facility management fees have increased due to the increase in rental rates of the properties managed by the Company and an additional property brought under management during 2000.

         BUSINESS SERVICES: The Company hired a Vice President in 2000 to focus on creating new revenue opportunities for the Company and additional products and services for our customers. The Company began receiving income in 2000 from construction management fees and fees from telecommunication service providers. During the year ended December 31, 2000, $203,000 in net operating income was derived from such services compared to none for the same period in 1999.

         INTEREST INCOME: Interest income reflects earnings on cash balances. Interest income was $4,076,000 for the year ended December 31, 2000 compared to $2,356,000 for the same period in 1999. The increase is attributable to higher interest rates and higher average cash balances. Weighted average cash balances and effective interest rates for the year ended December 31, 2000 were approximately $62 million and 6.5%compared to $43 million and 5.5% for the same period in 1999.

         DIVIDEND INCOME: Dividend income reflects dividends received from marketable securities, primarily the Company's investment in PAG. Dividend income was $1,301,000 for the year ended December 31, 2000 compared to $459,000 for the same period in 1999. The increase is attributable to the Company's increased investment in PAG beginning in the third quarter of 1999.

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

         GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $3,954,000 for the year ended December 31, 2000 compared to $3,153,000 for the same period in 1999. The increase is due primarily to the increased size and activities of the Company and legal costs related to litigation matters described in Item 3 of this Form 10-K. Included in general and administrative costs are internal acquisition costs and abandoned transaction costs. Internal acquisition expenses were $553,000 and $430,000 for the years ended December 31, 2000 and 1999, respectively. Abandoned transaction costs were $7,000 and $41,000 for the years ended December 31, 2000 and 1999, respectively. Legal costs were $837,000 and $147,000 for the years ended December 31, 2000 and 1999, respectively.

         INTEREST EXPENSE: Interest expense was $1,481,000 for the year ended December 31, 2000 compared to $3,153,000 for the same period in 1999. The decrease is attributable to decreased average debt balances during the period and greater capitalized interest in 2000 as a result of more construction in progress. Interest expense of $1,415,000 and $989,000 was capitalized as part of building costs associated with properties under development during the years ended December 31, 2000 and 1999, respectively.

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

         GAIN ON INVESTMENT IN PAG: At December 31, 2000, the Company owned approximately one million shares of common stock of PAG. PAG began the process of liquidating its assets in 2000. On December 15, 2000, the Company received an initial liquidating distribution from PAG of approximately $21.8 million and recognized a non-recurring gain of approximately $7.8 million during the year ended December 31, 2000.

         DISPOSITION OF PROPERTIES: Certain properties that were identified as not meeting the Company's ongoing investment strategy were designated for sale in 2000. The Company sold five properties aggregating 627,000 square feet for approximately $23.8 million during the year ended December 31, 2000 at a gain of $256,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Net cash provided by operating activities for the year ended December 31, 2001 and 2000 was $126,677,000 and $111,197,000, respectively. Management believes that its internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements and debt service requirements, and to maintain the level of distributions to shareholders in addition to providing additional retained cash for future growth, debt repayment and stock repurchases. There are various factors, however, that could cause net cash provided by operating activities to be less than management anticipates, including the factors set forth in Item 1A "Risk Factors". In particular, leases for 35% of the space in the Company's properties expire in 2002 or 2003 (leases for 60% of the space occupied by small tenants expire in such years). If the Company is not able to maintain the occupancy rate of its properties, which in many of the Company's markets is significantly higher than the average for such markets, the Company's retained cash flow will decrease and if there is substantial deterioration in occupancy rates, the Company may have to reduce its level of distributions and/or increase the level of its borrowings.

         The Company disposed of a property in San Diego with 77,000 square feet for approximately $9 million in November 2001 and deferred a gain of $5,366,000. The Company disposed of five properties in non-core markets for approximately $23.8 million during the year ended December 31, 2000 at a gain of $256,000.

         The following table summarizes the Company's cash flow from operating activities:

                                                                                    Years Ended December 31,
                                                                                 --------------------------------
                                                                                    2001                2000
                                                                                 -------------      -------------
Net income............................................................            $49,870,000        $51,181,000
Gain on disposition of properties.....................................                      -           (256,000)
Gain on investment in Pacific Gulf Properties, Inc....................                 (8,000)        (7,849,000)
Depreciation and amortization.........................................             41,067,000         35,637,000
Minority interest in income...........................................             27,489,000         26,741,000
Change in working capital.............................................              8,259,000          5,743,000
                                                                                 -------------      -------------
Net cash provided by operating activities.............................            126,677,000        111,197,000

Maintenance capital expenditures......................................             (4,202,000)        (3,228,000)
Tenant improvements...................................................             (4,926,000)        (5,264,000)
Capitalized lease commissions.........................................             (2,513,000)        (3,275,000)
                                                                                 -------------      -------------
Funds available for distribution to shareholders, minority interests,
   acquisitions and other corporate purposes..........................            115,036,000         99,430,000

Cash  distributions  to  common  and  preferred  shareholders  and  minority
interests.............................................................            (61,559,000)       (47,877,000)
                                                                                 -------------      -------------
Excess funds available for principal  payments on debt,  investments in real
estate and other corporate purposes...................................            $53,477,000        $51,553,000
                                                                                 =============      =============


         The Company's capital structure is characterized by a low level of leverage. As of December 31, 2001, the Company had seven fixed rate mortgage notes payable totaling $30,145,000 which represented 2.7% of its total capitalization (based on book value, including minority interests and debt). As of December 31, 2001, the weighted average interest rate for the mortgage notes was 7.56% and the weighted average maturity was 4.4 years.


         The Company used its short-term borrowing capacity to complete acquisitions totaling $303 million in 2001. The Company borrowed $100 million from its line of credit and $35 million from PSI. The remaining balance was funded from the issuance of preferred stock and preferred units in the operating partnership totaling $116 million and existing cash of $52 million. During January 2002, the Company issued 2,000,000 depositary shares, each representing 1/1,000 of a share of 8 3/4% Cumulative Preferred Stock, Series F, resulting in net proceeds of $48.4 million. This was used to repay PSI and to increase financial flexibility.


         During February 2002, the Company entered into a seven year $50 million term loan agreement with Fleet National Bank. The note bears interest at LIBOR plus 1.45% and is due on February 20, 2009. The Company paid a one-time fee of 0.35% or $175,000 for the facility. The Company expects to use the proceeds of the loan to reduce the amount drawn on its line of credit with Wells Fargo Bank.

         The Company expects to fund its growth strategies primarily with permanent capital, including the issuance of common and preferred stock and internally generated retained cash flows and to a lesser extent with secured or unsecured debt. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its Credit Facility. The Company intends to repay amounts borrowed under the Credit Facility from undistributed cash flow or, as market conditions permit and as determined to be advantageous, from the public or private placement of preferred and common stock/OP units of the Company or Operating Partnership or the formation of joint ventures. The Company targets a leverage ratio of 40% (defined as debt and preferred equity as a percentage of market capitalization). In addition, the Company targets a ratio of Funds from Operations ("FFO") to combined fixed charges and preferred distributions of 3.0 to 1.0. As of December 31, 2001 and for the year then ended, the leverage ratio was 35% and the FFO to fixed charges and preferred distributions coverage ratio was 4.6 to 1.0.

         During 1999, the Company issued 2,200,000 depositary shares, each representing 1/1,000 of a share of 9 1/4% Cumulative Preferred Stock, Series A. The net proceeds of $53.1 million were used to repay borrowings from PSI and a mortgage note payable of approximately $11 million. The remaining proceeds were used for investment in real estate. During 2001, the Company issued 2,640,000 depositary shares, each representing 1/1,000 of a share of 9 1/2% Cumulative Preferred Stock, Series D. The net proceeds of $64.3 million were used for investment in real estate and general corporate purposes.

           During 1999, the Operating Partnership issued 2,110,000 preferred units with a preferred distribution rate of 8 7/8% and 3,200,000 preferred units with a preferred distribution rate of 8 3/4%. The net proceeds of approximately $129.6 million were used to repay borrowings from PSI and a mortgage note payable of approximately $8.5 million. The remaining proceeds were used for investment in real estate and general corporate purposes. During 2000, the Operating Partnership issued 480,000 preferred units with a preferred distribution rate of 8 7/8%. The net proceeds of $11.7 million were used for investment in real estate. During 2001, the Operating Partnership issued 2,120,000 preferred units with a preferred distribution rate of 9 1/4%. The net proceeds of $51.6 million were used for investment in real estate.

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

         In October 2001, the Company formed a joint venture with an unaffiliated investor to own and operate an industrial park in the City of Industry submarket of Los Angeles County. The park, consisting of 294,000 square feet of industrial space, was acquired in December 2000 at a cost of approximately $14.4 million. The property was contributed to the joint venture at its original cost. The joint venture is capitalized with equity capital consisting of 25% from the Company and 75% from the unaffiliated joint venture partner. The joint venture has a variable rate mortgage obligation of $7,015,000, which currently bears interest at a rate of 5.45% per annum and matures on November 1, 2005. The Company has guaranteed repayment of this obligation, but the obligation is not included in the Company's total liabilities set forth on its balance sheet in the financial statements. See Note 2 to the Financial Statements included in this Form 10-K.

         FUNDS FROM OPERATIONS: FFO is defined as net income, computed in accordance with generally accepted accounting principles ("GAAP"), before depreciation, amortization, minority interest in income, straight line rent adjustments and extraordinary or non-recurring items. FFO is presented because the Company considers FFO to be a useful measure of the operating performance of a REIT which, together with net income and cash flows provides investors with a basis to evaluate the operating and cash flow performances of a REIT. FFO does not represent net income or cash flows from operations as defined by GAAP. FFO does not take into consideration scheduled principal payments on debt or capital improvements. The Company believes that in order to facilitate a clear understanding of the Company's operating results, FFO should be analyzed in conjunction with net income as presented in the Company's consolidated financial statements included elsewhere in this Form 10-K. Accordingly, FFO is not necessarily a substitute for cash flow or net income as a measure of liquidity or operating performance or ability to make acquisitions and capital improvements or ability to make distributions or debt principal payments. Also, FFO as computed and disclosed by the Company may not be comparable to FFO computed and disclosed by other REITs.

         FFO for the Company is computed as follows:

                                                                                    Years Ended December 31,
                                                                                  --------------------------------
                                                                                      2001                2000
                                                                                  -------------      -------------
Net income allocable to common shareholders..............................          $41,016,000        $46,093,000
   Less:  Gain on investment in PAG......................................               (8,000)        (7,849,000)
   Less:  Gain on disposition of properties..............................                    -           (256,000)
   Depreciation and amortization.........................................           41,067,000         35,637,000
   Depreciation from joint venture.......................................               15,000                  -
   Minority interest in income - common units............................           13,382,000         14,556,000
   Effects of straight line rents........................................           (1,904,000)        (2,204,000)
                                                                                  -------------      -------------
Consolidated FFO allocable to common shareholders and minority interests.
                                                                                    93,568,000         85,977,000
   FFO allocated to minority interests - common units....................          (23,018,000)       (20,634,000)
                                                                                  -------------      -------------
FFO allocated to common shareholders.....................................          $70,550,000        $65,343,000
                                                                                  =============      =============

         CAPITAL EXPENDITURES: During 2001, the Company incurred $11.6 million or $0.91 per weighted average square foot in maintenance capital expenditures, tenant improvements and capitalized leasing commissions. On a recurring annual basis, the Company expects $0.90 to $1.20 per square foot in recurring capital expenditures ($13 - $18 million based on square footage at December 31, 2001). In addition, the Company expects to make $18 million in additional capital expenditures in 2002. These investments include reserves to bring acquired properties up to the Company's standards of $6.6 million, first generation tenant improvements and leasing commissions on development properties of $7 million and the renovation of properties in Southern California and Northern Virginia totaling $4.4 million.

         During 2000, the Company incurred $11.8 million or $0.96 per weighted average square foot in maintenance capital expenditures, tenant improvements and capitalized leasing commissions.

         STOCK REPURCHASE: On November 7, 2001, the Board of Directors increased the number of common shares authorized to be repurchased from 2,500,000 to 4,500,000. The shares may be repurchased periodically on the open market or in privately negotiated transactions. The Company repurchased 1,599,111 shares of common stock and 30,484 common units at an aggregate cost of approximately $43.9 million and $808,000, respectively during the year ended December 31, 2001. Since inception of the program (March 2000) through December 31, 2001, the Company has repurchased 2,321,711 shares of common stock and 30,484 common units at an aggregate cost of approximately $61.4 million. Any significant reduction in the Company's net cash from operations will limit the Company's ability to repurchase shares or units.

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

         RELATED PARTY TRANSACTIONS: At February 28, 2002, PSI owns 25% of the outstanding shares of the Company's common stock (44% upon conversion of its interest in the Operating Partnership) and 25% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Ronald L. Havner, Jr., the Company's Chairman, President and Chief Executive Officer, is also an employee of PSI. As of December 31, 2001, the Company had $35 million in short-term borrowings from PSI. The notes bore interest at 3.25% and were repaid as of January 28, 2002. Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services. These services include employee relations, insurance, administration, management information systems, legal, income tax and office services. Under this agreement, costs are allocated to the Company in accordance with its proportionate share of these costs. Finally, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         To limit the Company's exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting either of common or preferred stock. At December 31, 2001, the Company's debt as a percentage of shareholders' equity (based on book values) was 27.5%.

         The Company's market risk sensitive instruments include mortgage notes payable which totaled $30,145,000 at December 31, 2001. All of the Company's mortgage notes payable bear interest at fixed rates. See Note 6 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable as of December 31, 2001. Based on borrowing rates currently available to the Company, the carrying amount of debt approximates fair value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company at December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 and the report of Ernst & Young LLP, Independent Auditors, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Schedules in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement to be filed in connection with the annual shareholders' meeting to be held in 2002 (the "Proxy Statement") under the caption "Election of Directors." Information required by this item with respect to executive officers is provided in Item 4A of this report. See "Executive Officers."

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

         2. Financial Statements Schedule

         The financial statements schedule listed in the accompanying Index to Financial Statements and Schedule is filed as part of this report.

         3. Exhibits

         See Index to Exhibits contained herein.

b.       Reports on Form 8-K

         The Registrant filed a Current Report on Form 8-K dated October 8, 2001 (filed October 9, 2001) pursuant to Item 9, relating to Regulation FD Disclosure.

         The Registrant filed a Current Report on Form 8-K dated November 20, 2001 (filed November 21, 2001) pursuant to Item 9, relating to Regulation FD Disclosure.

         The Registrant filed a Current Report on Form 8-K dated November 20, 2001 (filed November 27, 2001), as amended by Form 8-K/A dated November 20, 2001 (filed December 18, 2001) pursuant to Item 5, which filed Combined Statements of Certain Revenues and Certain Operating Expenses for the Prosperity Business Campus for the nine months ended September 30, 2001 and for the year ended December 31, 2000 and Combined Statements of Certain Revenues and Certain Operating Expenses for the Cornell Oaks Corporate Center for the nine months ended September 30, 2001 and for the year ended December 31, 2000.

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

3.6 Certificate of Determination of Preferences of 9 1/2% Series D Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant's Current Report on Form 8-K dated May 7, 2001 and incorporated herein by reference.

3.7 Amendment to Certificate of Determination of Preferences of 9 1/2% Series D Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

3.8 Certificate of Determination of Preferences of 9 1/4% Series E Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

3.9 Certificate of Determination of Preferences of 8.750% Series F Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant's Current Report on Form 8-K dated January 18, 2002 and incorporated herein by reference.

3.10 Restated Bylaws. Filed with Registrant's Current Report on Form 8-K dated March 17, 1998 and incorporated herein by reference.

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

10.22 Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 9 1/2% Series D Cumulative Redeemable Preferred Units, dated as of May 10, 2001. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated herein by reference.

10.23 Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 9 1/2% Series D Cumulative Redeemable Preferred Units, dated as of June 18, 2001. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

10.24 Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 9 1/4% Series E Cumulative Redeemable Preferred Units, dated as of September 21, 2001. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

10.25 Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 8 3/4% Series F Cumulative Redeemable Preferred Units, dated as of January 18, 2002. Filed herewith.

10.26 Registration Rights Agreement dated as of March 17, 1998 between Registrant and Acquiport Two Corporation ("Acquiport Registration Rights Agreement"). Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

10.27 Letter dated May 20, 1998 relating to Acquiport Registration Rights Agreement. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

10.28 Third Amendment to Revolving Credit Agreement dated as of February 15, 2002 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed herewith.

10.29 Term Loan Agreement dated as of February 20, 2002 among PS Business Parks, L.P. and Fleet National Bank, as Agent. Filed herewith.

12          Statement re: Computation of Ratio of Earnings to Fixed Charges.
            Filed herewith.

21          List of Subsidiaries

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

                                          Dated: March 14, 2002

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

               Signature                                 Title                                  Date
---------------------------------------- -------------------------------------- --------------------------------------

                                         President,  Chairman of the Board and
/s/ Ronald L. Havner, Jr.                Chief  Executive  Officer  (principal
-------------------------                executive officer)                                March 14, 2002
Ronald L. Havner, Jr.

                                         Vice  President  and Chief  Financial
/s/ Jack E. Corrigan                     Officer (principal  financial officer
--------------------                     and principal accounting officer)                 March 14, 2002
Jack E. Corrigan

/s/ Harvey Lenkin
-----------------
Harvey Lenkin                            Director                                          March 14, 2002

/s/ Vern O. Curtis
------------------
Vern O. Curtis                           Director                                          March 14, 2002

/s/ James H. Kropp
------------------
James H. Kropp                           Director                                          March 14, 2002

/s/ Jack D. Steele
------------------
Jack D. Steele                           Director                                          March 14, 2002

/s/ Alan K. Pribble
-------------------
Alan K. Pribble                          Director                                          March 14, 2002

/s/ Arthur M. Friedman
----------------------
Arthur M. Friedman                       Director                                          March 14, 2002

                             PS BUSINESS PARKS, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                         (Item 14(a)(3) and Item 14(c))


                                                                                                         Page

Report of Independent Auditors..............................................................             F-1

Consolidated balance sheets as of December 31, 2001 and 2000................................             F-2

Consolidated statements of income for the years ended December 31, 2001, 2000 and 1999......             F-3

Consolidated  statement of shareholders' equity for the years ended December 31, 2001, 2000 and
1999........................................................................................             F-4

Consolidated statements of cash flows for the years ended December 31, 2001,
2000 and 1999...............................................................................             F-5

Notes to consolidated financial statements..................................................             F-7

Schedule:

III - Real estate and accumulated depreciation..............................................             F-24

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders
PS Business Parks, Inc.


We have audited the accompanying consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Business Parks, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                           /s/ ERNST & YOUNG LLP





Los Angeles, California
January 30, 2002

                             PS BUSINESS PARKS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             December 31,            December 31,
                                                                                2001                    2000
                                                                          ----------------        ----------------

                                                       ASSETS

Cash and cash equivalents...............................                  $     3,076,000         $    49,295,000
Marketable securities...................................                        9,134,000               6,065,000

Real estate facilities, at cost:
     Land...............................................                      288,792,000             214,020,000
     Buildings and equipment............................                      948,899,000             709,328,000
                                                                          ----------------        ----------------
                                                                            1,237,691,000             923,348,000
     Accumulated depreciation...........................                     (121,609,000)            (83,841,000)
                                                                          ----------------        ----------------
                                                                            1,116,082,000             839,507,000
Properties held for disposition, net....................                        9,498,000                       -
Land held for development...............................                       10,629,000               5,737,000
Construction in progress................................                                -              19,467,000
                                                                          ----------------        ----------------
                                                                            1,136,209,000             864,711,000

Investment in joint venture.............................                          974,000                       -
Rent receivable.........................................                          745,000                 445,000
Interest receivable.....................................                          137,000                  16,000
Note receivable.........................................                        7,450,000                       -
Deferred rent receivables...............................                        9,601,000               7,697,000
Intangible assets, net..................................                          679,000                 981,000
Other assets............................................                        1,950,000               1,546,000
                                                                          ----------------        ----------------
              Total assets..............................                  $ 1,169,955,000         $   930,756,000
                                                                          ================        ================

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued and other liabilities..............................               $    39,822,000         $    28,964,000
Deferred gain on property disposition......................                     5,366,000                       -
Line of credit.............................................                   100,000,000                       -
Notes payable to affiliate.................................                    35,000,000                       -
Mortgage notes payable.....................................                    30,145,000              30,971,000
                                                                          ----------------        ----------------
         Total liabilities.................................                   210,333,000              59,935,000

Minority interest:
         Preferred units...................................                   197,750,000             144,750,000
         Common units......................................                   162,141,000             161,728,000

Shareholders' equity:
   Preferred stock, $0.01 par value, 50,000,000 shares authorized, 4,840 and
     2,200 shares issued and outstanding
     at December 31, 2001 and December 31, 2000, respectively...              121,000,000              55,000,000
   Common   stock,   $0.01   par   value,   100,000,000   shares
     authorized,  21,539,783  and  23,044,635  shares issued and
     outstanding  at December  31, 2001 and  December  31, 2000,                  215,000                 230,000
     respectively...............................................
   Paid-in capital.........................................                   422,161,000             464,855,000
   Cumulative net income...................................                   174,860,000             124,990,000
   Comprehensive gain......................................                       108,000                       -
   Cumulative distributions................................                  (118,613,000)            (80,732,000)
                                                                          ----------------        ----------------
         Total shareholders' equity........................                   599,731,000             564,343,000
                                                                          ----------------        ----------------
              Total liabilities and shareholders' equity...               $ 1,169,955,000         $   930,756,000
                                                                          ================        ================

                             See accompanying notes.
                                       F-2

                             PS BUSINESS PARKS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                  For the Years Ended December 31,
                                                                         --------------------------------------------------
                                                                              2001              2000             1999
                                                                         ---------------  ---------------   ---------------
Revenues:
   Rental income....................................................     $   167,062,000  $   144,171,000   $   125,327,000
   Facility management fees primarily from affiliates...............             683,000          539,000           471,000
   Business services................................................             353,000          547,000                 -
   Equity in income of joint venture................................              25,000                -                 -
   Interest income..................................................           2,251,000        4,076,000         2,356,000
   Dividend income..................................................              17,000        1,301,000           459,000
                                                                         ---------------  ---------------   ---------------
                                                                             170,391,000      150,634,000       128,613,000
                                                                         ---------------  ---------------   ---------------
Expenses:
  Cost of operations................................................          45,214,000       39,290,000        34,891,000
  Cost of facility management.......................................             152,000          111,000            94,000
  Cost of business services.........................................             572,000          344,000                 -
  Depreciation and amortization.....................................          41,067,000       35,637,000        29,762,000
  General and administrative........................................           4,320,000        3,954,000         3,153,000
   Interest expense.................................................           1,715,000        1,481,000         3,153,000
                                                                         ---------------  ---------------   ---------------
                                                                              93,040,000       80,817,000        71,053,000
                                                                         ---------------  ---------------   ---------------
Income before disposition of investments, minority interest and
   extraordinary item...............................................          77,351,000       69,817,000        57,560,000
  Gain on investment in marketable securities.......................               8,000        7,849,000                 -
  Gain on disposition of properties.................................                   -          256,000                 -
                                                                         ---------------  ---------------   ---------------
Income before minority interest and extraordinary item..............          77,359,000       77,922,000        57,560,000
  Minority interest in income - preferred units.....................         (14,107,000)     (12,185,000)       (4,156,000)
  Minority interest in income - common units........................         (13,382,000)     (14,556,000)      (11,954,000)
                                                                         ---------------  ---------------   ---------------
Income before extraordinary item....................................          49,870,000       51,181,000        41,450,000
  Extraordinary loss on early extinguishment of debt, net of minority
   interest.........................................................                   -                -          (195,000)
                                                                         ---------------  ---------------   ---------------
Net income..........................................................     $    49,870,000  $    51,181,000   $    41,255,000
                                                                         ===============  ===============   ===============
Net income allocation:
  Allocable to preferred shareholders...............................     $     8,854,000  $     5,088,000   $     3,406,000
  Allocable to common shareholders..................................          41,016,000       46,093,000        37,849,000
                                                                         ---------------  ---------------   ---------------
                                                                         $    49,870,000  $    51,181,000   $    41,255,000
                                                                         ===============  ===============   ===============
Net income per common share - basic:
  Income before extraordinary item..................................     $         1.84   $         1.98    $         1.61
  Extraordinary loss, net of minority interest......................               -                -                (0.01)
                                                                         ---------------  ---------------   ---------------
  Net income........................................................     $         1.84   $         1.98    $         1.60
                                                                         ===============  ===============   ===============
Net income per common share - diluted:
  Income before extraordinary item..................................     $         1.83   $         1.97    $         1.61
  Extraordinary loss, net of minority interest......................               -                -                (0.01)
                                                                         ---------------  ---------------   ---------------
  Net income........................................................     $         1.83   $         1.97    $         1.60
                                                                         ===============  ===============   ===============
Weighted average common shares outstanding:
  Basic.............................................................          22,350,000       23,284,000        23,641,000
                                                                         ===============  ===============   ===============
  Diluted...........................................................          22,435,000       23,365,000        23,709,000
                                                                         ===============  ===============   ===============

                            See accompanying notes.
                                      F-3

                             PS BUSINESS PARKS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                                Preferred Stock                Common Stock
                                           --------------------------    --------------------------      Paid-in
                                             Shares         Amount         Shares          Amount         Capital
                                           -----------  -------------    -----------     ----------     ------------
Balances at December 31, 1998......                 -              -     23,635,650        236,000      482,471,000
   Issuance  of  preferred   stock,
     net of costs..................             2,200     55,000,000              -              -       (1,936,000)
   Exercise of stock options.......                 -              -          9,811              -          179,000
   Net income......................                 -              -              -              -                -
   Distributions paid:
       Preferred stock.............                 -              -              -              -                -
       Common stock................                 -              -              -              -                -
   Adjustment   to   reflect   minority
     interest to  underlying  ownership
     interest..........................             -              -              -              -       (1,825,000)
                                           -----------  -------------    -----------     ----------     ------------
Balances at December 31, 1999......             2,200     55,000,000     23,645,461        236,000      478,889,000
   Issuance of common stock:
       Conversion   of   common  OP
         units.....................                 -              -        107,517          1,000        2,530,000
       Exercise of stock options...                 -              -         14,257              -          261,000
   Repurchase of common stock......                 -              -       (722,600)        (7,000)     (16,634,000)
   Net income......................                 -              -              -              -                -
   Distributions paid:
       Preferred stock.............                 -              -              -              -                -
       Common stock................                 -              -              -              -                -
   Adjustment   to   reflect   minority
     interest to  underlying  ownership
     interest..........................             -                             -              -         (191,000)
                                           -----------  -------------    -----------     ----------     ------------
Balances at December 31, 2000......             2,200     55,000,000     23,044,635        230,000      464,855,000
   Issuance of preferred stock,
     net of costs..................             2,640     66,000,000              -              -       (1,663,000)
   Issuance of common stock:
       Exercise of stock options...                 -              -         94,259          1,000        1,602,000
   Unrealized gain - appreciation
     in marketable securities                       -              -              -              -                -
   Repurchase of common stock......                 -              -     (1,599,111)       (16,000)     (43,910,000)
   Net income......................                 -              -              -              -                -
   Distributions paid:
       Preferred stock.............                 -              -              -              -                -
       Common stock................                 -              -              -              -                -
   Adjustment   to   reflect   minority
     interest to  underlying  ownership
     interest..........................             -                             -              -        1,277,000
                                           -----------  -------------    -----------     ----------     ------------
Balances at December 31, 2001......             4,840   $121,000,000     21,539,783       $215,000     $422,161,000
                                           ===========  =============    ===========     ==========     ============


                                                              Other
                                            Cumulative    Comprehensive     Cumulative      Shareholders'
                                            Net Income        Income        Distributions        Equity
                                            ------------  -------------    ---------------  -------------
Balances at December 31, 1998......          32,554,000               -       (25,356,000)   489,905,000
   Issuance  of  preferred   stock,
     net of costs..................                   -               -                 -     53,064,000
   Exercise of stock options.......                   -               -                 -        179,000
   Net income......................          41,255,000               -                 -     41,255,000
   Distributions paid:
       Preferred stock.............                   -               -        (3,406,000)    (3,406,000)
       Common stock................                   -               -       (23,641,000)   (23,641,000)
   Adjustment   to   reflect   minority
     interest to  underlying  ownership
     interest..........................               -               -                 -     (1,825,000)
                                            ------------  -------------    ---------------  -------------
Balances at December 31, 1999......          73,809,000               -       (52,403,000)   555,531,000
   Issuance of common stock:
       Conversion   of   common  OP
         units.....................                   -               -                 -      2,531,000
       Exercise of stock options...                   -               -                 -        261,000
   Repurchase of common stock......                   -               -                 -    (16,641,000)
   Net income......................          51,181,000               -                 -     51,181,000
   Distributions paid:
       Preferred stock.............                   -               -        (5,088,000)    (5,088,000)
       Common stock................                   -               -       (23,241,000)   (23,241,000)
   Adjustment   to   reflect   minority
     interest to  underlying  ownership
     interest..........................               -               -                 -       (191,000)
                                            ------------  -------------    ---------------  -------------
Balances at December 31, 2000......         124,990,000               -       (80,732,000)   564,343,000
   Issuance of preferred stock,
     net of costs..................                   -               -                 -     64,337,000
   Issuance of common stock:
       Exercise of stock options...                   -               -                 -      1,603,000
   Unrealized gain - appreciation
     in marketable securities                         -         108,000                 -        108,000
   Repurchase of common stock......                   -               -                 -    (43,926,000)
   Net income......................          49,870,000               -                 -     49,870,000
   Distributions paid:
       Preferred stock.............                   -               -        (8,854,000)    (8,854,000)
       Common stock................                   -               -       (29,027,000)   (29,027,000)
   Adjustment   to   reflect   minority
     interest to  underlying  ownership
     interest..........................               -               -                 -      1,277,000
                                            ------------  -------------    ---------------  -------------
Balances at December 31, 2001......        $174,860,000        $108,000     $(118,613,000)  $599,731,000
                                            ============  =============    ===============  =============

                            See accompanying notes.
                                      F-4

                             PS BUSINESS PARKS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                  For the Years Ended December 31,
                                                                         ------------------------------------------------
                                                                              2001             2000             1999
                                                                         --------------   --------------   --------------
Cash flows from operating activities:
   Net income.......................................................     $  49,870,000    $  51,181,000     $  41,255,000
   Adjustments  to  reconcile  net  income  to net  cash  provided  by operating activities:
       Gain on investment in marketable securities..................            (8,000)      (7,849,000)                -
       Gain on disposition of properties............................                 -         (256,000)                -
       Depreciation and amortization expense........................        41,067,000       35,637,000        29,762,000
       Minority interest in income..................................        27,489,000       26,741,000        16,049,000
       Increase in receivables and other assets.....................        (2,642,000)      (2,004,000)       (3,868,000)
       Increase in accrued and other liabilities....................        10,901,000        7,747,000         5,242,000
                                                                         --------------   --------------   --------------
            Total adjustments.......................................        76,807,000       60,016,000        47,185,000
                                                                         --------------   --------------   --------------
         Net cash provided by operating activities..................       126,677,000      111,197,000        88,440,000
                                                                         --------------   --------------   --------------

Cash flows from investing activities:
       Distribution from Pacific Gulf Properties, Inc...............                 -       21,767,000                 -
       Sale of marketable securities................................         6,401,000                -                 -
       Investment in marketable securities..........................        (9,441,000)      (1,720,000)      (18,470,000)
       Acquisition of real estate facilities........................      (301,960,000)     (82,335,000)      (82,087,000)
       Disposition of properties....................................         1,175,000       23,763,000                 -
       Distribution from investment in joint venture................        13,122,000                -                 -
       Capital improvements to real estate facilities...............       (12,760,000)     (19,127,000)      (16,211,000)
       Land held for development and construction in progress........      (14,904,000)     (19,816,000)      (14,550,000)
                                                                         --------------   --------------   --------------
         Net cash used in investing activities......................      (318,367,000)     (77,468,000)     (131,318,000)
                                                                         --------------   --------------   --------------

Cash flows from financing activities:
       Borrowings from an affiliate.................................        35,000,000                -                 -
       Borrowings from line of credit...............................       100,000,000                -        14,000,000
       Repayment of borrowings from line of credit..................                 -                -       (26,500,000)
       Principal payments on mortgage notes payable.................          (826,000)      (6,095,000)      (20,694,000)
       Net proceeds from the issuance of common stock...............         1,603,000          261,000           179,000
       Repurchase of common stock...................................       (43,926,000)     (16,641,000)                -
       Redemption of common operating partnership units.............          (808,000)
       Net proceeds from the issuance of preferred stock............        64,337,000                -        53,064,000
       Net proceeds from the issuance of preferred operating
         partnership units..........................................        51,650,000       11,698,000       129,613,000
       Distributions paid to preferred shareholders.................        (8,854,000)      (5,088,000)       (3,406,000)
       Distributions paid to minority interests - preferred units...       (14,107,000)     (12,185,000)       (4,156,000)
       Distributions paid to common shareholders....................       (29,027,000)     (23,241,000)      (23,641,000)
       Distributions paid to minority interests - common units......        (9,571,000)      (7,363,000)       (7,429,000)
                                                                         --------------   --------------   --------------
         Net cash provided by (used in) financing activities........       145,471,000      (58,654,000)      111,030,000
                                                                         --------------   --------------   --------------

Net (decrease) increase in cash and cash equivalents................       (46,219,000)     (24,925,000)       68,152,000
Cash and cash equivalents at the beginning of the period............        49,295,000       74,220,000         6,068,000
                                                                         --------------   --------------   --------------
Cash and cash equivalents at the end of the period..................     $   3,076,000    $  49,295,000     $  74,220,000
                                                                         ==============   ==============   ==============

Supplemental disclosures:
       Interest paid................................................     $   2,121,000    $   2,896,000     $   3,053,000
                                                                         ==============   ==============   ==============

                            See accompanying notes.
                                      F-5

                                                                                  For the Years Ended December 31,
                                                                         ------------------------------------------------
                                                                              2001             2000             1999
                                                                         --------------   --------------   --------------
Supplemental schedule of non cash investing and financing
   activities:

Acquisitions of real estate facilities and associated assets and liabilities in exchange for minority interests and mortgage notes payable:
       Real estate facilities.......................................      $          -     $          -     $ (20,752,000)
       Other assets (deposits on real estate acquisitions)..........                 -                -                 -
       Accrued and other liabilities................................                 -                -                 -
       Minority interest - common units.............................                 -                -         1,033,000
       Mortgage notes payable.......................................                 -                -        19,719,000

Conversion of common OP units into shares of common stock:
       Minority interest - common units.............................                 -       (2,531,000)                -
       Common stock.................................................                 -            1,000                 -
       Paid-in capital..............................................                 -        2,530,000                 -

Adjustment to reflect minority interest to underlying ownership interest:
       Minority interest - common units.............................        (1,277,000)         191,000         1,825,000
       Paid-in capital..............................................         1,277,000         (191,000)       (1,825,000)

Transfer of developed properties to real estate facilities:
       Real estate facilities.......................................       (29,479,000)      (3,228,000)      (13,650,000)
       Construction in progress.....................................        29,479,000        3,228,000        13,650,000

Disposition of property:
       Real estate facilities.......................................         3,265,000                -                 -
       Deferred gain on property disposition........................         5,360,000                -                 -
       Note receivable..............................................        (7,450,000)               -                 -

Investment in joint venture:
       Real estate facilities.......................................        14,096,000                -                 -
       Investment in joint venture..................................       (14,096,000)               -                 -

Unrealized gain:
       Marketable securities........................................          (108,000)               -                 -
       Other comprehensive income...................................           108,000                -                 -

                            See accompanying notes.
                                      F-6

                            PS BUSINESS PARKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

1.   Organization and description of business

     Organization

     PS Business Parks, Inc. ("PSB") was incorporated in the state of California in 1990. As of December 31, 2001, PSB owned approximately 75% of the common partnership units of PS Business Parks, L.P. (the "Operating Partnership" or "OP"). The remaining common partnership units were owned by Public Storage, Inc. ("PSI") and its affiliated entities. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the "Company."

     Description of business

     The Company is a fully-integrated, self-advised and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of December 31, 2001, the Company owned and operated approximately 14.8 million net rentable square feet of commercial space located in 9 states. The Company also managed approximately 1.7 million net rentable square feet on behalf of PSI and its affiliated entities, third party owners and a joint venture in which the Company held a 25% ownership interest (See Note
     2).

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

     Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents, which consist of short-term investments, including commercial paper, are only invested in entities with investment grade ratings. Accounts receivable are not a significant portion of total assets and are comprised of a large number of customers.

     Marketable securities

     Marketable securities at December 31, 2001 are classified as "available-for-sale" in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments are reflected on the balance sheet at fair market value based upon the quoted market price. The unrealized gain of $108,000 is excluded from earnings and reported in a separate component of shareholders' equity. Dividend income is recognized when earned.

     The Company owned approximately one million common shares of Pacific Gulf Properties Inc ("PAG") at December 31, 2000. On December 15, 2000, the Company received a liquidating cash distribution of approximately $21.8 million and recognized a gain of approximately $6.1 million in excess of its original investment. The investment was classified as "trading securities" in accordance with SFAS No. 115. The investment was reflected on the balance sheet at fair market value based upon the quoted market price, resulting in an unrealized gain of $1.7 million which was included in earnings. The Company sold its remaining investment in Pacific Gulf Properties Inc. during the year ended December 31, 2001 and recognized a gain of $15,000.

     Real estate facilities

     Real estate facilities are recorded at cost. Costs related to the renovation or improvement of the properties are capitalized. Expenditures for repair and maintenance are expensed as incurred. Buildings and equipment are depreciated on the straight-line method over the estimated useful lives, which are generally 30 and 5 years, respectively.

     Interest cost and property taxes incurred during the period of construction of real estate facilities are capitalized. The Company capitalized $1,091,000, $1,415,000 and $989,000 of interest expense and $321,000,
     $64,000 and $56,000 of property taxes during the years ended December 31, 2001, 2000 and 1999, respectively.

     Investment in joint venture

     In October 2001, the Company formed a joint venture with an unaffiliated investor to own and operate an industrial park in the City of Industry submarket of Los Angles County. The park, consisting of 294,000 square feet of industrial space, was acquired in December 2000 at a cost of approximately $14.4 million. The property was contributed to the joint venture at its original cost. The partnership is capitalized with equity capital consisting of 25% from the Company and 75% from the unaffiliated investor and mortgage note payable. Summarized below is financial data for the joint venture as of December 31, 2001.

                                                       For the Year Ended
                                                       December 31, 2001
                                                      --------------------

Rental income .......................................   $   253,000
Other income ........................................        76,000
                                                      --------------------
  Total revenues ....................................       329,000
                                                      --------------------
Cost of operations ..................................       134,000
Depreciation and amortization .......................        59,000
Other expenses ......................................        46,000
                                                      --------------------
  Total expenses ....................................       239,000
                                                      --------------------
  Net income ........................................   $    90,000
                                                      ====================
--------------------------------------------------------------------------------
Real estate, net ....................................   $14,779,000
Total assets ........................................    15,022,000

Notes payable .......................................     7,015,000
Total liabilities ...................................     9,391,000
Partner's equity ....................................     5,631,000

The Company's investment at December 31, 2001 .......   $   974,000


     The joint venture has a variable rate mortgage obligation of $7,015,000, which currently bears interest at 5.45% per annum and is due on November 1, 2005. Under certain conditions, the Company has guaranteed repayment of the mortgage. The debt is not included in the Company's total liabilities. The Company's investment is accounted for under the equity method in accordance with APB 18, "Equity Method of Accounting for Investments." The Company's share of the debt is netted against its share of the assets in determining the investment in the joint venture of $974,000.

     Intangible assets

     Intangible assets consist of property management contracts for properties managed, but not owned, by the Company. The intangible assets are being amortized over seven years. Accumulated amortization was $1,477,000 and $1,175,000 at December 31, 2001 and December 31, 2000, respectively.

     Evaluation of asset impairment

     The Company evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition. Assets held for disposition are reported at the lower of their carrying amount or fair value, less cost of dispositions. At December 31, 2001, no such indicators of impairment have been identified.

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

     The Company borrowed an aggregate of $35 million from PSI and paid $10,000 in interest expense during the period of December 27, 2001 through December 31, 2001. The notes bore interest at 3.25% (per annum) and were repaid as of January 28, 2002.

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

     Acquisition costs

     In March 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued guidance (the "97-11 Guidance") with respect to Issue No. 97-11, "Accounting for Internal Acquisition Costs Relating to Real Estate Property Acquisitions." The 97-11 Guidance provides that a company shall expense internal pre-acquisition costs (such as costs of an internal acquisitions department) related to the purchase of an operating property. The Company does not capitalize such internal pre-acquisition costs with respect to the acquisition of operating real estate facilities. Accordingly, the 97-11 Guidance had no impact upon the consolidated financial statements.

     Income taxes

     The Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REIT's are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2001, 2000 and 1999 and intends to continue to meet such requirements. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

     Net income per common share

     Per share amounts are computed using the weighted average common shares outstanding. "Diluted" weighted average common shares outstanding include the dilutive effect of stock options under the treasury stock method. "Basic" weighted average common shares outstanding excludes such effect. Earnings per share has been calculated as follows:

                                                                                     For the Years Ended December 31,
                                                                                ----------------------------------------
                                                                                    2001          2000          1999
                                                                                ------------  ------------  ------------

Net income allocable to common shareholders ..................................  $41,016,000   $46,093,000   $37,849,000
                                                                                ============  ============  ============
Weighted average common shares outstanding:

   Basic weighted average common shares outstanding ..........................   22,350,000    23,284,000    23,641,000
   Net effect of  dilutive  stock  options - based on  treasury
     stock method using average market price .................................       85,000        81,000        68,000
                                                                                ------------  ------------  ------------
   Diluted weighted average common shares outstanding ........................   22,435,000    23,365,000    23,709,000
                                                                                ============  ============  ============

Basic earnings per common share ..............................................  $      1.84   $      1.98   $      1.60
                                                                                ============  ============  ============
Diluted earnings per common share ............................................  $      1.83   $      1.97   $      1.60
                                                                                ============  ============  ============

     Reclassifications

     Certain reclassifications have been made to the consolidated financial statements for 2000 in order to conform to the 2001 presentation.

3.   Real estate facilities

     The activity in real estate facilities for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                                                 Accumulated
                                                Land            Buildings        Depreciation          Total
                                           ----------------  ----------------   ----------------  ----------------
     Balances at December 31, 1998.....    $   176,241,000   $   536,697,000    $   (22,517,000)  $   690,421,000
       Property acquisitions............        18,705,000        84,134,000                  -       102,839,000
       Property held for disposition....        (4,531,000)      (10,706,000)         1,002,000       (14,235,000)
       Developed projects...............         3,725,000         9,925,000                  -        13,650,000
       Capital improvements.............                 -        16,211,000                  -        16,211,000
       Depreciation expense.............                 -                 -        (29,461,000)      (29,461,000)
                                           ----------------  ----------------   ----------------  ----------------
     Balances at December 31, 1999......       194,140,000       636,261,000        (50,976,000)      779,425,000
       Property acquisitions............        21,517,000        60,818,000                  -        82,335,000
       Property dispositions............        (1,995,000)       (9,748,000)         2,471,000        (9,272,000)
       Developed projects...............           358,000         2,870,000                  -         3,228,000
       Capital improvements.............                 -        19,127,000                  -        19,127,000
       Depreciation expense.............                 -                 -        (35,336,000)      (35,336,000)
                                           ----------------  ----------------   ----------------  ----------------
     Balances at December 31, 2000......       214,020,000       709,328,000        (83,841,000)      839,507,000
       Property acquisitions............        76,595,000       225,365,000                  -       301,960,000
       Property dispositions............          (930,000)       (2,881,000)           546,000        (3,265,000)
       Contribution to joint venture....        (3,432,000)      (11,100,000)           436,000       (14,096,000)
       Properties held for disposition..        (1,860,000)       (9,653,000)         2,015,000        (9,498,000)
       Developed projects...............         4,399,000        25,080,000                  -        29,479,000
       Capital improvements.............                 -        12,760,000                  -        12,760,000
       Depreciation expense.............                 -                 -        (40,765,000)      (40,765,000)
                                           ----------------  ----------------   ----------------  ----------------
     Balances at December 31, 2001......   $   288,792,000   $   948,899,000    $  (121,609,000)  $ 1,116,082,000
                                           ================  ================   ================  ================

     The unaudited basis of real estate facilities for federal income tax purposes was approximately $1 billion at December 31, 2001.

     During the years ended December 31, 2001, 2000 and 1999, the Company incurred $14.9 million, $19.8 million, and $14.6 million in development costs, respectively. In 1999, the Company completed a 61,000 square foot development in Dallas, Texas and a 66,000 square foot development in Beaverton, Oregon at a cost of approximately $13.6 million. In 2000, the Company completed a 22,000 square foot development in Beaverton, Oregon at a cost of approximately $3.2 million. In 2001, the Company completed a 97,000 square foot development in Beaverton, Oregon, a 141,000 square foot development in Chantilly, Virginia and a 102,000 square foot development in Dallas, Texas at a cost of approximately $28.5 million.

     Two properties have been identified as not meeting the Company's ongoing investment strategy and have been designated as properties held for disposition at December 31, 2001. These properties are currently being marketed and the Company anticipates a gain on the sale in 2002. The following summarizes the condensed results of operations of the property held for disposition which is also included in the condensed consolidated statements of income:
                                                  For the Years
                                                Ended December 31,
                                   -------------------------------------------
                                           2001                     2000
                                   -------------------     -------------------
   Rental income.................  $       2,279,000       $       2,120,000
   Cost of operations............         (1,530,000)             (1,372,000)
   Depreciation..................           (709,000)               (480,000)
                                   -------------------     -------------------
   Net operating income..........  $          40,000       $         268,000
                                   ===================     ===================

4.   Leasing activity

     The Company leases space in its real estate facilities to tenants under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues excluding recovery of expenses as of December 31, 2001 under these leases are as follows:

            2002................................         $  160,504,000
            2003................................            130,728,000
            2004................................            100,135,000
            2005................................             70,082,000
            2006................................             39,366,000
            Thereafter..........................             63,082,000
                                                         --------------
                                                         $  563,897,000
                                                         ==============

     In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amount to $22,764,000, $19,265,000, and $16,591,000 for the years ended December 31,
     2001, 2000 and 1999, respectively. These amounts are included as rental income and cost of operations in the accompanying consolidated statements of income.

5.   Revolving line of credit

     In September 2000, the Company extended its unsecured line of credit (the "Credit Facility") with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 6, 2003. The expiration date may be extended by one year on each anniversary of the Credit Facility. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.75% to LIBOR plus 1.35% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 1.00%). In addition, the Company is required to pay an annual commitment fee of 0.25% of the borrowing limit. The Company had drawn $100 million on its line of credit at December 31, 2001 and none at December 31, 2000.

     The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.50 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively,
     (iii) maintain a minimum total shareholders' equity (as defined) and (iv) limit distributions to 95% of funds from operations (as defined). In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company's unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 2001.

6.   Mortgage notes payable

     Mortgage notes consist of the following:

                                                                               December 31,        December 31,
                                                                                   2001                2000
                                                                              ---------------    ---------------
     7.050%  mortgage  note,  secured by one  commercial  property with an
          approximate  carrying  amount  of  $17,951,000,   principal  and
          interest payable monthly, due May 2006........................      $    8,374,000     $    8,570,000
     8.190%  mortgage  note,  secured by one  commercial  property with an
          approximate  carrying  amount  of  $11,691,000,   principal  and
          interest payable monthly, due March 2007......................           6,283,000          6,482,000
     7.290%  mortgage  note,  secured by one  commercial  property with an
          approximate   carrying  amount  of  $7,975,000,   principal  and
          interest payable monthly, due February 2009...................           6,164,000          6,272,000
     7.280%  mortgage  note,  secured by two  commercial  properties  with approximate carrying amounts totaling $7,476,000,  principal and
          interest payable monthly, due February 2003...................           4,059,000          4,186,000
     8.000%  mortgage  note,  secured by one  commercial  property with an
          approximate   carrying  amount  of  $5,115,000,   principal  and
          interest payable monthly, due April 2003......................           1,930,000          2,022,000
     8.500%  mortgage  note,  secured by one  commercial  property with an
          approximate   carrying  amount  of  $3,293,000,   principal  and
          interest payable monthly, due July 2007.......................           1,797,000          1,850,000
     8.000%  mortgage  note,  secured by one  commercial  property with an
          approximate   carrying  amount  of  $3,405,000,   principal  and
          interest payable monthly, due April 2003......................           1,538,000          1,589,000
                                                                              ---------------    ---------------
                                                                                 $30,145,000        $30,971,000
                                                                              ===============    ===============

     At December 31, 2001, approximate principal maturities of mortgage notes payable are as follows:

          2002................................         $      903,000
          2003................................              7,874,000
          2004................................                699,000
          2005................................                755,000
          2006................................              7,971,000
          Thereafter..........................             11,943,000
                                                       $   30,145,000

     The mortgage notes have a weighted average interest rate of 7.56% and an average maturity of 4.4 years.

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

     On January 12, 2001, the Company redeemed 30,484 common units from unaffiliated third parties for an aggregate cost of $808,000 in cash.

     At December 31, 2001, there were 7,305,355 OP units owned by PSI and affiliated entities and which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest OP units were converted into shares of common stock of PSB at December 31, 2001, the minority interest units would convert into approximately 25% of the common shares outstanding. At the end of each reporting period, Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests' equity in the Company.

     Preferred partnership units

     On April 23, 1999, the Operating Partnership completed a private placement of 510,000 preferred units with a preferred distribution rate of 8 7/8%. The net proceeds from the placement of preferred units were approximately $12.5 million and were used to repay borrowings from PSI.

     On September 3, 1999, the Operating Partnership completed a private placement of 3,200,000 preferred units with a preferred distribution rate of 8 3/4%. The net proceeds from the placement of preferred units were approximately $78 million and part of the proceeds was used to prepay a mortgage note payable of approximately $8.5 million.

     On September 7 and 23, 1999, the Operating Partnership completed private placements of 1,200,000 and 400,000 preferred units, respectively, with a preferred distribution rate of 8 7/8%. The net proceeds from the placements of preferred units were approximately $39.2 million and were used for investment in real estate.

     On July 12, 2000, the Operating Partnership completed a private placement of 480,000 preferred units with a preferred distribution rate of 8 7/8%. The net proceeds from the placement of preferred units were approximately $11.7 million and were used for investment in real estate

     On September 21, 2001, the Operating Partnership completed a private placement of 2,120,000 preferred units with a preferred distribution rate of 9 1/4%. The net proceeds from the placement of preferred units were approximately $51.6 million and were used for investment in real estate.

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

8.   Property management contracts

     The Operating Partnership manages industrial, office and retail facilities for PSI and affiliated entities. These facilities, all located in the United States, operate under the "Public Storage" or "PS Business Parks" names. In addition, the Operating Partnership manages properties for third party owners and a joint venture.

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

9.   Shareholders' equity

     Preferred stock

     As of December 31, 2001 and December 31, 2000, the Company had the following series of preferred stock outstanding:

                                                  December 31, 2001                      December 31, 2000
                                        -------------------------------------- --------------------------------------
         Series        Dividend Rate    Shares Outstanding   Carrying Amount     Shares Outstanding   Carrying Amount
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
                                        =================== ================== ================== ===================

     On April 30, 1999, the Company issued 2,200,000 depositary shares, each representing 1/1,000 of a share of 9 1/4% Cumulative Preferred Stock, Series A. Net proceeds from the public perpetual preferred stock offering were approximately $53.1 million and were used to repay borrowings from PSI and a mortgage note payable of approximately $11 million. The remaining proceeds were used for investment in real estate.

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

     Holders of the Company's preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company's Board of Directors until all events of default have been cured. At December 31, 2001, there were no dividends in arrears.

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

     The Company paid $8,854,000, $5,088,000 and $3,406,000 in distributions to its preferred shareholders for the years ended December 31, 2001, 2000 and 1999, respectively.

     Common Stock

     The Company's Board of Directors has authorized the repurchase from time to time of up to 4,500,000 shares of the Company's common stock on the open market or in privately negotiated transactions. The Company repurchased 1,599,111 shares of common stock at an aggregate cost of approximately $43.9 million (average cost of $27.45 per share) and 722,600 shares at an aggregate cost of approximately $16.6 million (average cost of $22.97 per share) during the years ended December 31, 2001 and 2000, respectively. Since the inception of the program (March 2000), the Company has repurchased an aggregate total of 2,321,711 shares of common stock at an aggregate cost of approximately $60.5 million (average cost of $26.06 per share).

     On March 31, 2000, a holder of common OP units exercised its option and converted its 107,517 common OP units into an equal number of shares of PSB common stock. The conversion resulted in an increase in shareholders' equity and a corresponding decrease in minority interest of approximately $2,531,000, representing the book value of the OP units at the time of conversion.

     The Company paid $29,027,000 ($1.31 per common share), $23,241,000 ($1.00 per common share) and $23,641,000 ($1.00 per common share) in distributions to its common shareholders for the year ended December 31, 2001, 2000 and 1999 respectively. Pursuant to restrictions imposed by the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

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

10.  Stock options

     PSB has a 1997 Stock Option and Incentive Plan (the "Plan"). Under the Plan, PSB has granted non-qualified options to certain directors, officers and key employees to purchase shares of PSB's common stock at a price no less than the fair market value of the common stock at the date of grant. Generally, options under the Plan vest over a three-year period from the date of grant at the rate of one third per year and expire ten years after the date of grant. The remaining weighted average contractual lives were 8.6, 8.4 and 7.9 years, respectively at December 31, 2001, 2000 and 1999.

     At December 31, 2001, there were 1,500,000 options authorized to grant. Information with respect to the Plan is as follows:


                                                           Number         Exercise         Weighted Average
                                                         of Options         Price          Exercise Price
                                                        ------------   ---------------    -----------------
     Outstanding at December 31, 1998...........           489,046     $16.69 - $25.00            $20.09
          Granted...............................            11,000      24.69 - 24.75              24.70
          Exercised.............................            (7,191)         16.69                  16.69
          Forfeited.............................           (10,497)     16.69 - 25.00              18.67
                                                        ------------   ---------------    -----------------
     Outstanding at December 31, 1999...........           482,358      16.69 - 25.00              20.28
          Granted...............................           305,500      20.50 - 26.95              25.74
          Exercised.............................           (13,237)     16.69 - 25.00              17.72
          Forfeited.............................          (135,939)     16.69 - 25.00              21.05
                                                        ------------   ---------------    -----------------
     Outstanding at December 31, 2000...........           638,682      16.69 - 26.95              22.78
          Granted...............................           322,500      26.40 - 29.19              26.96
          Exercised.............................           (94,259)     16.69 - 26.21              17.00
          Forfeited.............................           (34,001)     25.00 - 26.95              25.42
                                                        ------------   ---------------    -----------------
     Outstanding at December 31, 2001...........           832,922     $16.69 - $29.19            $24.94
                                                        ============   ===============    =================
     Exercisable at:
          December 31, 1999.....................           226,417     $16.69 - $25.00            $19.16
          December 31, 2000.....................           278,340     $16.69 - $25.00            $19.32
          December 31, 2001.....................           310,577     $16.69 - $26.80            $22.37

     The Company applies APB 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized. The weighted average grant date fair value of the options for 2001, 2000 and 1999 were $3.22, $4.42 and $4.16, respectively. Had compensation cost for the plan been determined based on the fair value at the grant date for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's pro forma net income available to common shareholders would have been:

                                                                         For the Years Ended December 31,
                                                                 -------------------------------------------------
                                                                       2001             2000            1999
                                                                 ---------------  ---------------  ---------------
Pro forma net income allocable to common shareholders..........  $    40,330,000  $    45,545,000  $    37,224,000
                                                                 ===============  ===============  ===============

Pro forma earnings per common share - Basic....................  $         1.80   $         1.96   $         1.57
                                                                 ===============  ===============  ===============
Pro forma earnings per common share - Diluted..................  $         1.80   $         1.96   $         1.57
                                                                 ===============  ===============  ===============

     For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively; dividend yield of 4.7%, 4.1% and 4.3%; expected volatility of 17.9%, 19.4% and 21.3%; expected lives of five years; and risk-free interest rates of 4.6%, 6.2% and 5.6%. The pro forma effect on net income allocable to common shareholders during 2001, 2000 and 1999 will not be representative of the pro forma effect on net income allocable to common shareholders in future years.

     During 2001 and 2000, the Company also granted 30,000 and 36,500 restricted stock units to employees under the Plan, of which 57,500 restricted stock units were outstanding at December 31, 2001. The restricted stock units were granted at a zero exercise price. The fair market value of the restricted stock units at the date of grant ranged from $24.02 to $28.27 per restricted stock unit. The restricted stock units are subject to a five-year vesting schedule, at 30% in year three, 30% in year four and 40% in year five. Compensation expense of $282,000 and $86,000 was recognized during the years ended December 31, 2001 and 2000, respectively. No restricted stock units were converted to common stock in 2001 and 2000.

11.  Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was required to be adopted by the Company on January 1, 2001. This statement provides a comprehensive and consistent standard for the recognition and measurements of derivatives and hedging activities. The Company adopted SFAS No. 133 on January 1, 2001. This adoption had no material impact on the Company's consolidated financial statements.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the disposal of long-lived assets and becomes effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is studying this statement to determine its effect on the consolidated financial statements and will adopt this statement in the year ending December 31, 2002.
                                      F-19

12.  Supplementary quarterly financial data (unaudited)

                                                               Three Months Ended
                                     ----------------------------------------------------------------------
                                       March 31,          June 30,         September 30,       December 31,
                                         1999               1999               1999                1999
                                     -------------      -------------      -------------      -------------
    Revenues.................        $  29,251,000      $  31,248,000      $  33,281,000      $  34,833,000
    Net income allocable to
    common shareholders......        $   9,442,000      $   9,393,000      $   9,383,000      $   9,631,000

    Net income per share:
    Basic....................                $0.40              $0.40              $0.40              $0.41
    Diluted..................                $0.40              $0.40              $0.40              $0.41

                                                               Three Months Ended
                                     ----------------------------------------------------------------------
                                       March 31,          June 30,         September 30,       December 31,
                                         2000               2000               2000                2000
                                     -------------      -------------      -------------      -------------

    Revenues.................        $  35,864,000      $  37,991,000      $  38,485,000      $  38,294,000
    Net income allocable to
    common shareholders......        $   9,471,000      $  10,240,000      $  10,199,000      $  16,183,000

    Net income per share:
    Basic....................                $0.40              $0.44              $0.44              $0.70
    Diluted..................                $0.40              $0.44              $0.44              $0.70

                                                               Three Months Ended
                                     ----------------------------------------------------------------------
                                       March 31,          June 30,         September 30,       December 31,
                                         2001               2001               2001                2001
                                     -------------      -------------      -------------      -------------

    Revenues.................        $  39,475,000      $  41,082,000      $  43,885,000      $  45,949,000
    Net income allocable to
    common shareholders......        $  10,193,000      $  10,927,000      $  10,010,000      $   9,886,000

    Net income per share:
    Basic....................                $0.44              $0.48              $0.45              $0.46
    Diluted..................                $0.44              $0.48              $0.45              $0.46


13.  Commitments and contingencies

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

      The Company acquired a property in Beaverton, Oregon ("Creekside Corporate Park") in May 1998. A portion of Creekside Corporate Park, as well as properties adjacent to Creekside Corporate Park, are currently the subject of an environmental investigation that is being conducted by two current and past owner/operators of an industrial facility on adjacent property, pursuant to an Order on Consent issued by the Oregon Department of Environmental Quality ("ODEQ"). Results to date indicate that the contamination from the industrial facility has migrated onto portions of Creekside Corporate Park owned by the Company. There is no evidence that the Company's past or current use of the Creekside Corporate Park property contributed in any way to the contamination that is the subject of the current investigation, nor has the ODEQ alleged any such contribution.

     The Company, which is not a party to the Order on Consent, executed separate Access Agreements with the two owner/operators to allow access to portions of Creekside Corporate Park to conduct the required sampling and testing, and to permit one of the owner/operators subject to the Order on Consent to construct, install and operate a groundwater treatment system on a portion of Creekside Corporate Park owned by the Company. Operation and maintenance of this groundwater treatment system, which is required by the Interim Remedial Action Plan approved by ODEQ, is the sole responsibility of the owner/operator, and not the Company.

     Based on the results of the site investigation, ODEQ has recommended a final remedy that would include permanent treatment of contaminants in the groundwater, including expanded groundwater extraction and treatment on all parcels of the former industrial property, including portions of Creekside Corporate Park. The estimated cost of this remedy is $3.3 million over a 30-year time period.

     One of the two owner/operators that are conducting the investigation pursuant to the Order on Consent recently filed for Chapter 11 bankruptcy protection. It is not clear at this point what impact, if any, this filing will have on the implementation of the removal or remedial activities ordered by the ODEQ. It is possible that the ODEQ could require the Company to participate in the implementation of removal or remedial actions that may be required on the Company's property, or to pay a portion of the costs to do so. In the event the Company is ultimately deemed responsible for any costs relating to this matter, the Company believes that it may have recourse against the party from whom the property was purchased. In addition, the Company believes it may have recourse against other potentially responsible parties, including, but not limited to, one or both of the owner/operators of the adjacent industrial facility.

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

     On November 3, 1999, the Company filed an action titled PS Business Parks, Inc. v. Larry Howard et al. (Case No. BC219580) in Los Angeles Superior Court seeking damages in excess of $1 million. The complaint alleges that Mr. Howard and entities controlled by him engaged in unfair trade practices. Some of the Company's claims have been dismissed on summary adjudication, and the balance is in the process of being referred to the arbitration proceedings described below for adjudication. Mr. Howard filed a cross-complaint which the Company intends to vigorously contest and which is also in the process of being referred to arbitration for adjudication.

     On November 27, 2000, Mary Jayne Howard, a former officer of the Company filed a demand for arbitration with the American Arbitration Association alleging claims against the Company for breach of contract, gender discrimination, marital discrimination, and wrongful termination based on public policy. The demand seeks damages of approximately $2 million. The Company plans to vigorously contest these claims. The Company has also filed in the arbitration a cross-claim against Ms. Howard alleging that she breached her fiduciary duties to the Company and committed fraud, among other claims, seeking damages in excess of $1 million.

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

14.  Reportable Segments

     The Company has three reportable segments: flex properties, office properties and industrial properties located in eight geographical regions. Flex properties can generally be described as facilities that are configured with a combination of office and warehouse space and can be designed to fit an almost limitless number of uses (including office, assembly, showroom, laboratory, light manufacturing and warehouse). Office properties consist primarily of low-rise suburban office buildings. Industrial properties are designed for light manufacturing, assembly, storage and warehousing, distribution and research and development activities. The properties generate rental income through the leasing of space to a diverse group of tenants. The accounting policies of the Company's segments are the same as those described in Note 2.

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

                                                      For the Year Ended December 31, 2001
                                   ------------------------------------------------------------------------
                                         Flex              Office           Industrial            Total
                                   --------------     ---------------    --------------     ---------------
    Revenue:
    Southern California......      $   28,587,000     $     9,642,000    $    5,824,000     $    44,053,000
    Northern California......          15,451,000           1,369,000         2,756,000          19,576,000
    Southern Texas...........           9,488,000           2,308,000                 -          11,796,000
    Northern Texas...........          18,005,000           1,823,000                 -          19,828,000
    Virginia.................          25,747,000           8,591,000                 -          34,338,000
    Maryland.................           9,600,000             512,000                 -          10,112,000
    Oregon...................          15,432,000           4,436,000                 -          19,868,000
    Other....................           7,491,000                   -                 -           7,491,000
                                   --------------     ---------------    --------------     ---------------
                                   $  129,801,000     $    28,681,000    $    8,580,000     $   167,062,000
                                   ==============     ===============    ==============     ===============

    NOI:
    Southern California......      $   22,357,000     $     6,039,000    $    4,555,000     $    32,951,000
    Northern California......          11,706,000             942,000         2,228,000          14,876,000
    Southern Texas...........           6,311,000             778,000                 -           7,089,000
    Northern Texas...........          12,602,000             947,000                 -          13,549,000
    Virginia.................          19,500,000           5,508,000                 -          25,008,000
    Maryland.................           7,419,000             400,000                 -           7,819,000
    Oregon...................          12,865,000           3,297,000                 -          16,162,000
    Other....................           4,394,000                   -                 -           4,394,000
                                   --------------     ---------------    --------------     ---------------
                                   $   97,154,000     $    17,911,000    $    6,783,000     $  121,848,000
                                   ==============     ===============    ==============     ===============

                                                      For the Year Ended December 31, 2000
                                         Flex              Office           Industrial            Total
    Revenue:
    Southern California......      $   27,072,000     $     6,233,000    $    4,365,000     $    37,670,000
    Northern California......          13,165,000           1,319,000         2,493,000          16,977,000
    Southern Texas...........           8,938,000           2,146,000                 -          11,084,000
    Northern Texas...........          17,729,000           1,454,000                 -          19,183,000
    Virginia.................          18,712,000           3,663,000                 -          22,375,000
    Maryland.................           9,583,000           3,009,000                 -          12,592,000
    Oregon...................          13,457,000           3,196,000                 -          16,653,000
    Other....................           7,637,000                   -                 -           7,637,000
                                   --------------     ---------------    --------------     ---------------
                                   $  116,293,000     $    21,020,000    $    6,858,000     $  144,171,000
                                   ==============     ===============    ==============     ===============

    NOI:
    Southern California......      $   21,385,000     $     3,948,000    $    3,541,000     $    28,874,000
    Northern California......           9,835,000             884,000         1,936,000          12,655,000
    Southern Texas...........           5,899,000             762,000                 -           6,661,000
    Northern Texas...........          12,565,000             694,000                 -          13,259,000
    Virginia.................          14,147,000           2,257,000                 -          16,404,000
    Maryland.................           7,271,000           1,846,000                 -           9,117,000
    Oregon...................          11,112,000           2,194,000                 -          13,306,000
    Other....................           4,605,000                   -                 -           4,605,000
                                   --------------     ---------------    --------------     ---------------
                                   $   86,819,000     $    12,585,000    $    5,477,000     $  104,881,000
                                   ==============     ===============    ==============     ===============

                                                      For the Year Ended December 31, 1999
                                   ------------------------------------------------------------------------
                                         Flex              Office           Industrial            Total
                                   --------------     ---------------    --------------     ---------------
    Revenue:
    Southern California......      $   24,968,000     $    4,829,000     $    4,165,000     $   33,962,000
    Northern California......           8,806,000          1,277,000          2,293,000         12,376,000
    Southern Texas...........           7,659,000          2,240,000                  -          9,899,000
    Northern Texas...........          14,473,000          1,621,000                  -         16,094,000
    Virginia.................          15,728,000          3,096,000                  -         18,824,000
    Maryland.................           9,275,000          4,340,000                  -         13,615,000
    Oregon...................          12,187,000          2,497,000                  -         14,684,000
    Other....................           5,873,000                  -                  -          5,873,000
                                   --------------     ---------------    --------------     ---------------
                                   $   98,969,000     $    19,900,000    $    6,458,000     $  125,327,000
                                   ==============     ===============    ==============     ===============

    NOI:
    Southern California......      $   19,049,000     $    3,032,000     $    3,345,000     $   25,426,000
    Northern California......           6,532,000            864,000          1,780,000          9,176,000
    Southern Texas...........           5,444,000            986,000                  -          6,430,000
    Northern Texas...........          10,113,000            755,000                  -         10,868,000
    Virginia.................          11,795,000          1,884,000                  -         13,679,000
    Maryland.................           6,847,000          2,795,000                  -          9,642,000
    Oregon...................           9,831,000          1,634,000                  -         11,465,000
    Other....................           3,750,000                  -                  -          3,750,000
                                   --------------     ---------------    --------------     ---------------
                                   $   73,361,000     $    11,950,000    $    5,125,000     $   90,436,000
                                   ==============     ===============    ==============     ===============


     Revenues are from external customers and no revenues are generated from transactions between segments. No single tenant accounted for more than 10% of the Company's total revenues. No segment data relative to assets or liabilities is presented since the Company does not evaluate performance based upon the assets or liabilities of the segments. The Company does no believe that historical cost of real estate facilities has any significant bearing upon the performance of the properties.

16.  Subsequent Events (unaudited)

     On January 28, 2002, the Company issued 2,000,000 depositary shares, each representing 1/1,000 of a share of 8 3/4 % Cumulative Preferred Stock, Series F, in a public offering. Net proceeds from the offering were approximately $48.4 million and were used to partially repay borrowings from PSI of $30 million. The remaining proceeds will be used for general corporate purposes.

     In February 2002, the Company entered into a seven year $50 million term loan agreement with Fleet National Bank. The note bears interest at LIBOR plus 1.45% and is due on February 20, 2009. The Company paid a one-time facility fee of 0.35% or $175,000 for the loan. The Company expects to use the proceeds from the loan to reduce the amount drawn on its line of credit with Wells Fargo Bank

                             PS BUSINESS PARKS, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                             Cost
                                                                                         Capitalized
                                                                                          Subsequent
                                                                                              to
                                                               Initial Cost to Company    Acquisition
                                                               ------------------------- -------------

                                                                            Buildings     Buildings
                                                                                and           and
         Description               Location     Encumbrances     Land      Improvements   Improvements
------------------------------ ---------------- -------------- ---------- -------------- -------------
Overland Park.............     Overland Park, KS       $  -        $889        $2,176           $423
Produce...................     San Francisco, CA          -         770         1,886             38
Crenshaw II...............     Torrance, CA               -       2,318         6,069            776
Airport...................     San Francisco, CA          -         899         2,387            266
Christopher Ave...........     Gaithersburg, MD           -         475         1,203            152
Monterey Park.............     Monterey Park, CA          -       3,078         7,862            463
Calle Del Oaks............     Monterey, CA               -         282           706            112
Milwaukie I...............     Milwaukie, OR              -       1,125         2,857            605
Edwards Road..............     Cerritos, CA               -         450         1,217            421
Rainier...................     Renton, WA                 -         330           889            175
Lusk......................     San Diego, CA              -       1,500         3,738            524
Eisenhower................     Alexandria, VA             -       1,440         3,635            433
McKellips.................     Tempe, AZ                  -         195           522             89
Old Oakland Rd............     San Jose, CA               -       3,458         8,765            899
Junipero..................     Signal Hill, CA            -         900         2,510            120
Watson Plaza..............     Lakewood, CA               -         930         2,360            248
Northgate Blvd............     Sacramento, CA             -       1,710         4,567            532
Uplander..................     Culver City, CA            -       3,252         8,157          1,640
University................     Tempe, AZ                  -       2,160         5,454          1,174
E. 28th Street............     Signal Hill, CA            -       1,500         3,749            392
W. Main...................     Mesa, AZ                   -         675         1,692            351
S. Edward.................     Tempe, AZ                  -         645         1,653            488
Leapwood Ave..............     Carson, CA                 -         990         2,496            610
Downtown Center...........     Nashville, TN              -         660         1,681            602
Airport South.............     Nashville, TN              -         660         1,657            231
Great Oaks................     Woodbridge, VA             -       1,350         3,398            390
Ventura Blvd. II..........     Studio City, CA            -         621         1,530            164
Largo 95..................     Largo, MD                  -       3,085         7,332            563
Gunston...................     Lorton, VA                 -       4,146        17,872          1,137
Canada....................     Lake Forest, CA            -       5,508        13,785          1,634
Ridge Route...............     Laguna Hills, CA           -      16,261        39,559            755
Lake Forest Commerce Park.     Laguna Hills, CA           -       2,037         5,051          1,088
Buena Park Industrial Center   Buena Park, CA             -       3,245         7,703            942
Cerritos Business Center..     Cerritos, CA               -       4,218        10,273          1,050
Parkway Commerce Center...     Hayward, CA                -       4,398        10,433          1,337
Northpointe E.............     Sterling, VA               -       1,156         2,957            108
Ammendale.................     Beltsville, MD             -       4,278        18,380          1,291
Centrepointe..............     Landover, MD           8,374       3,801        16,708          1,422



                                                  Gross Amount at Which Carried at
                                                         December 31, 2001
                                                 ------------------------------------

                                                             Buildings                                          Depreciable
                                                                 and                   Accumulated   Date           Lives
         Description               Location        Land     Improvements     Totals    Depreciation   Acquired     (Years)
------------------------------ ----------------  --------- -------------- ----------- ------------- ----------- ------------
Overland Park.............     Overland Park, KS    $889        $2,599      $3,488           $300    3/17/98       5-30
Produce...................     San Francisco, CA     770         1,924       2,694            259    3/17/98       5-30
Crenshaw II...............     Torrance, CA        2,318         6,845       9,163          1,196    4/12/97       5-30
Airport...................     San Francisco, CA     899         2,653       3,552            431    4/12/97       5-30
Christopher Ave...........     Gaithersburg, MD      475         1,355       1,830            239    4/12/97       5-30
Monterey Park.............     Monterey Park, CA   3,078         8,325      11,403          1,418     1/1/97       5-30
Calle Del Oaks............     Monterey, CA          286           818       1,104            159     1/1/97       5-30
Milwaukie I...............     Milwaukie, OR       1,125         3,462       4,587            622     1/1/97       5-30
Edwards Road..............     Cerritos, CA          450         1,638       2,088            283     1/1/97       5-30
Rainier...................     Renton, WA            330         1,064       1,394            191     1/1/97       5-30
Lusk......................     San Diego, CA       1,500         4,262       5,762            741     1/1/97       5-30
Eisenhower................     Alexandria, VA      1,440         4,068       5,508            695     1/1/97       5-30
McKellips.................     Tempe, AZ             195           611         806            105     1/1/97       5-30
Old Oakland Rd............     San Jose, CA        3,458         9,664      13,122          1,624     1/1/97       5-30
Junipero..................     Signal Hill, CA       900         2,630       3,530            399     1/1/97       5-30
Watson Plaza..............     Lakewood, CA          930         2,608       3,538            427     1/1/97       5-30
Northgate Blvd............     Sacramento, CA      1,710         5,099       6,809            860     1/1/97       5-30
Uplander..................     Culver City, CA     3,252         9,797      13,049          1,815     1/1/97       5-30
University................     Tempe, AZ           2,160         6,628       8,788          1,154     1/1/97       5-30
E. 28th Street............     Signal Hill, CA     1,500         4,141       5,641            699     1/1/97       5-30
W. Main...................     Mesa, AZ              675         2,043       2,718            345     1/1/97       5-30
S. Edward.................     Tempe, AZ             645         2,141       2,786            387     1/1/97       5-30
Leapwood Ave..............     Carson, CA            990         3,106       4,096            597     1/1/97       5-30
Downtown Center...........     Nashville, TN         660         2,283       2,943            408     1/1/97       5-30
Airport South.............     Nashville, TN         660         1,888       2,548            324     1/1/97       5-30
Great Oaks................     Woodbridge, VA      1,350         3,788       5,138            626     1/1/97       5-30
Ventura Blvd. II..........     Studio City, CA       621         1,694       2,315            307     1/1/97       5-30
Largo 95..................     Largo, MD           3,085         7,895      10,980          1,276    9/24/97       5-30
Gunston...................     Lorton, VA          4,146        19,009      23,155          3,652    6/17/98       5-30
Canada....................     Lake Forest, CA     5,508        15,419      20,927          1,878    12/23/97      5-30
Ridge Route...............     Laguna Hills, CA   16,261        40,314      56,575          5,596    12/23/97      5-30
Lake Forest Commerce Park.     Laguna Hills, CA    2,037         6,139       8,176          1,103    12/23/97      5-30
Buena Park Industrial Center   Buena Park, CA      3,245         8,645      11,890          1,358    12/23/97      5-30
Cerritos Business Center..     Cerritos, CA        4,218        11,323      15,541          1,772    12/23/97      5-30
Parkway Commerce Center...     Hayward, CA         4,398        11,770      16,168          1,741    12/23/97      5-30
Northpointe E.............     Sterling, VA        1,156         3,065       4,221            473    12/10/97      5-30
Ammendale.................     Beltsville, MD      4,278        19,671      23,949          4,917    1/13/98       5-30
Centrepointe..............     Landover, MD        3,801        18,130      21,931          3,980    3/20/98       5-30

                                                                                             Cost
                                                                                         Capitalized
                                                                                          Subsequent
                                                                                              to
                                                               Initial Cost to Company    Acquisition
                                                               ------------------------- -------------

                                                                            Buildings     Buildings
                                                                                and           and
         Description               Location     Encumbrances     Land      Improvements   Improvements
------------------------------ ---------------- -------------- ---------- -------------- -------------
Shaw Road.................     Sterling, VA               -      2,969         10,008            732
Creekside-Phase 1.........     Beaverton, OR              -      4,519         13,651            781
Creekside-Phase 2 Bldg-4..     Beaverton, OR              -        832          2,542            199
Creekside-Phase 2 Bldg-5..     Beaverton, OR              -        521          1,603            100
Creekside-Phase 2 Bldg-1..     Beaverton, OR              -      1,326          4,035            276
Creekside-Phase 3.........     Beaverton, OR              -      1,353          4,101            536
Creekside-Phase 5.........     Beaverton, OR              -      1,741          5,301            427
Creekside-Phase 6.........     Beaverton, OR              -      2,616          7,908            259
Creekside-Phase 7.........     Beaverton, OR              -      3,293          9,938            972
Creekside-Phase 8.........     Beaverton, OR              -      1,140          3,644             88
Woodside-Phase 1..........     Beaverton, OR              -      2,987          8,982            895
Woodside-Phase 2 Bldg-6...     Beaverton, OR              -        255            784             71
Woodside-Phase 2 Bldg-7&8.     Beaverton, OR              -      2,101          6,386            224
Woodside-Sequent 1........     Beaverton, OR              -      2,890          8,672             41
Woodside-Sequent 5........     Beaverton, OR              -      3,093          9,279              2
Northpointe G.............     Sterling, VA           1,797        824          2,964            137
Spectrum 95...............     Landover, MD               -      1,610          7,129            902
Las Plumas................     San Jose, CA               -      4,379         12,889            470
Lafayette.................     Chantilly, VA              -        671          4,179             26
CreeksideVII..............     Beaverton, OR              -        358          3,232             82
Woodside-Greystone........     Beaverton, OR              -      1,262          6,966          2,398
Dulles South..............     Chantilly, VA          1,827        599          3,098            180
Sullyfield Circle.........     Chantilly, VA          2,232        774          3,712            111
Park East I & II..........     Chantilly, VA          6,283      2,324         10,875             62
Park East III.............     Chantilly, VA          6,164      1,527          7,154            351
Northpointe Business Center A  Sacramento, CA             -        729          3,324            304
Corporate Park Phoenix....     Phoenix, AZ                -      2,761         10,269            396
Santa Clara Technology Park    Santa Clara, CA            -      7,673         15,645             22
Corporate Pointe..........     Irvine, CA                 -      6,876         18,519            486
Lafayette II/Pleasant Valley   Chantilly, VA              -      1,009          9,219              -
Northpointe Business Center B  Sacramento, CA             -        717          3,269            205
Northpointe Business Center C  Sacramento, CA             -        726          3,313            143
Northpointe Business Center D  Sacramento, CA             -        427          1,950             27
Northpointe Business Center E  Sacramento, CA             -        432          1,970             37
I-95 Building I...........     Springfield, VA            -      1,308          5,790              -
I-95 Building II..........     Springfield, VA            -      1,308          5,790              -
I-95 Building III.........     Springfield, VA            -        919          4,092              7
2700 Prosperity Avenue....     Fairfax, VA                -      3,404          9,883              -
2701 Prosperity Avenue....     Fairfax, VA                -      2,199          6,374              -



                                                    Gross Amount at Which Carried at
                                                           December 31, 2001
                                                  -------------------------------------

                                                               Buildings                                          Depreciable
                                                                   and                   Accumulated   Date           Lives
         Description               Location          Land     Improvements     Totals    Depreciation   Acquired     (Years)
------------------------------ ----------------   ---------- -------------- ----------- ------------- ----------- ------------
Shaw Road.................     Sterling, VA          2,969        10,740      13,709          2,610     3/9/98       5-30
Creekside-Phase 1.........     Beaverton, OR         4,519        14,432      18,951          3,112     5/4/98       5-30
Creekside-Phase 2 Bldg-4..     Beaverton, OR           807         2,741       3,548            576     5/4/98       5-30
Creekside-Phase 2 Bldg-5..     Beaverton, OR           521         1,703       2,224            360     5/4/98       5-30
Creekside-Phase 2 Bldg-1..     Beaverton, OR         1,326         4,311       5,637            947     5/4/98       5-30
Creekside-Phase 3.........     Beaverton, OR         1,353         4,637       5,990          1,017     5/4/98       5-30
Creekside-Phase 5.........     Beaverton, OR         1,741         5,728       7,469          1,274     5/4/98       5-30
Creekside-Phase 6.........     Beaverton, OR         2,616         8,167      10,783          1,819     5/4/98       5-30
Creekside-Phase 7.........     Beaverton, OR         3,293        10,910      14,203          2,349     5/4/98       5-30
Creekside-Phase 8.........     Beaverton, OR         1,140         3,732       4,872            782     5/4/98       5-30
Woodside-Phase 1..........     Beaverton, OR         2,987         9,877      12,864          2,091     5/4/98       5-30
Woodside-Phase 2 Bldg-6...     Beaverton, OR           255           855       1,110            205     5/4/98       5-30
Woodside-Phase 2 Bldg-7&8.     Beaverton, OR         2,101         6,610       8,711          1,456     5/4/98       5-30
Woodside-Sequent 1........     Beaverton, OR         2,890         8,713      11,603          1,896     5/4/98       5-30
Woodside-Sequent 5........     Beaverton, OR         3,093         9,281      12,374          2,021     5/4/98       5-30
Northpointe G.............     Sterling, VA            824         3,101       3,925            632    6/11/98       5-30
Spectrum 95...............     Landover, MD          1,610         8,031       9,641          1,520    9/30/98       5-30
Las Plumas................     San Jose, CA          4,379        13,359      17,738          2,629    12/31/98      5-30
Lafayette.................     Chantilly, VA           671         4,205       4,876            681    01/29/99      5-30
CreeksideVII..............     Beaverton, OR           358         3,314       3,672            222    04/17/00      5-30
Woodside-Greystone........     Beaverton, OR         1,262         9,364      10,626            961    7/15/99       5-30
Dulles South..............     Chantilly, VA           599         3,278       3,877            441    6/30/99       5-30
Sullyfield Circle.........     Chantilly, VA           774         3,823       4,597            557    6/30/99       5-30
Park East I & II..........     Chantilly, VA         2,324        10,937      13,261          1,570    6/30/99       5-30
Park East III.............     Chantilly, VA         1,527         7,505       9,032          1,057    6/30/99       5-30
Northpointe Business Center A  Sacramento, CA          729         3,628       4,357            902    7/29/99       5-30
Corporate Park Phoenix....     Phoenix, AZ           2,761        10,665      13,426          1,054    12/30/99      5-30
Santa Clara Technology Park    Santa Clara, CA       7,673        15,667      23,340          1,535    3/28/00       5-30
Corporate Pointe..........     Irvine, CA            6,876        19,005      25,881          1,419    9/22/00       5-30
Lafayette II/Pleasant Valley   Chantilly, VA         1,009         9,219      10,228            144    8/15/01       5-30
Rd
Northpointe Business Center B  Sacramento, CA          717         3,474       4,191            385    7/29/99       5-30
Northpointe Business Center C  Sacramento, CA          726         3,456       4,182            377    7/29/99       5-30
Northpointe Business Center D  Sacramento, CA          427         1,977       2,404            216    7/29/99       5-30
Northpointe Business Center E  Sacramento, CA          432         2,007       2,439            220    7/29/99       5-30
I-95 Building I...........     Springfield, VA       1,308         5,790       7,098            370    12/20/00      5-30
I-95 Building II..........     Springfield, VA       1,308         5,790       7,098            369    12/20/00      5-30
I-95 Building III.........     Springfield, VA         919         4,099       5,018            260    12/20/00      5-30
2700 Prosperity Avenue....     Fairfax, VA           3,404         9,883      13,287            188     6/1/01       5-30
2701 Prosperity Avenue....     Fairfax, VA           2,199         6,374       8,573            121     6/1/01       5-30

                                      F-26

                                                                                             Cost
                                                                                         Capitalized
                                                                                          Subsequent
                                                                                              to
                                                               Initial Cost to Company    Acquisition
                                                               ------------------------- -------------

                                                                            Buildings     Buildings
                                                                                and           and
         Description               Location     Encumbrances     Land      Improvements   Improvements
------------------------------ ---------------- -------------- ---------- -------------- -------------
2710 Prosperity Avenue....     Fairfax, VA                -        969          2,844              -
2711 Prosperity Avenue....     Fairfax, VA                -      1,047          3,099              -
2720 Prosperity Avenue....     Fairfax, VA                -      1,898          5,502              -
2721 Prosperity Avenue....     Fairfax, VA                -        576          1,673              -
2730 Prosperity Avenue....     Fairfax, VA                -      3,011          8,841              -
2731 Prosperity Avenue....     Fairfax, VA                -        524          1,521              -
2740 Prosperity Avenue....     Fairfax, VA                -        890          2,732              -
2741 Prosperity Avenue....     Fairfax, VA                -        786          2,284              -
2750 Prosperity Avenue....     Fairfax, VA                -      4,203         12,190              -
2751 Prosperity Avenue....     Fairfax, VA                -      3,640         10,632              -
Woodside Greystone II & III    Beaverton, OR              -      1,558          9,024              -
Greenbrier Court..........     Beaverton, OR              -      2,771          8,403              -
Parkside..................     Beaverton, OR              -      4,348         13,502              -
The Atrium................     Beaverton, OR              -      5,535         16,814              -
Waterside.................     Beaverton, OR              -      4,045         12,419              -
Ridgeview.................     Beaverton, OR              -      2,478          7,531              -
The Commons...............     Beaverton, OR              -      1,439          4,566              -
Lamar Boulevard...........     Austin, TX                 -      2,528          6,596          2,131
N. Barker's Landing.......     Houston, TX                -      1,140          3,003          1,372
La Prada..................     Mesquite, TX               -        495          1,235            128
NW Highway................     Garland, TX                -        480          1,203             75
Quail Valley..............     Missouri City, TX          -        360            918             97
Business Parkway I........     Richardson, TX             -        799          3,568            364
The Summit................     Plano, TX                  -      1,536          6,654            902
Northgate II..............     Dallas, TX                 -      1,274          5,505            846
Empire Commerce...........     Dallas, TX                 -        304          1,545            211
Royal Tech - Digital......     Irving, TX                 -        319          1,393            169
Royal Tech - Springwood...     Irving, TX                 -        894          3,824            476
Royal Tech - Regent.......     Irving, TX                 -        606          2,615            749
Royal Tech - Bldg 7.......     Irving, TX                 -        246          1,061              -
Royal Tech - NFTZ.........     Irving, TX                 -      1,517          6,499            261
Royal Tech - Olympus......     Irving, TX                 -      1,060          4,531             17
Royal Tech - Honeywell....     Irving, TX                 -        548          2,347            172
Royal Tech - Bldg 12......     Irving, TX                 -      1,466          6,263              8
Royal Tech - Bldg 13......     Irving, TX                 -        955          4,080            258
Royal Tech - Bldg 14......     Irving, TX                 -      2,010         10,242             37
Royal Tech - Bldg 15......     Irving, TX                 -      1,307          5,600            153



                                                   Gross Amount at Which Carried at
                                                          December 31, 2001
                                                  ------------------------------------

                                                              Buildings                                          Depreciable
                                                                  and                   Accumulated   Date           Lives
         Description               Location         Land     Improvements     Totals    Depreciation   Acquired     (Years)
------------------------------ ----------------   --------- -------------- ----------- ------------- ----------- ------------
2710 Prosperity Avenue....     Fairfax, VA            969         2,844       3,813             56     6/1/01       5-30
2711 Prosperity Avenue....     Fairfax, VA          1,047         3,099       4,146             58     6/1/01       5-30
2720 Prosperity Avenue....     Fairfax, VA          1,898         5,502       7,400            105     6/1/01       5-30
2721 Prosperity Avenue....     Fairfax, VA            576         1,673       2,249             32     6/1/01       5-30
2730 Prosperity Avenue....     Fairfax, VA          3,011         8,841      11,852            177     6/1/01       5-30
2731 Prosperity Avenue....     Fairfax, VA            524         1,521       2,045             29     6/1/01       5-30
2740 Prosperity Avenue....     Fairfax, VA            890         2,732       3,622             52     6/1/01       5-30
2741 Prosperity Avenue....     Fairfax, VA            786         2,284       3,070             44     6/1/01       5-30
2750 Prosperity Avenue....     Fairfax, VA          4,203        12,190      16,393            233     6/1/01       5-30
2751 Prosperity Avenue....     Fairfax, VA          3,640        10,632      14,272            205     6/1/01       5-30
Woodside Greystone II & III    Beaverton, OR        1,558         9,024      10,582             84    09/30/01      5-30
Greenbrier Court..........     Beaverton, OR        2,771         8,403      11,174             31    11/20/01      5-30
Parkside..................     Beaverton, OR        4,348        13,502      17,850             76    11/20/01      5-30
The Atrium................     Beaverton, OR        5,535        16,814      22,349             63    11/20/01      5-30
Waterside.................     Beaverton, OR        4,045        12,419      16,464             46    11/20/01      5-30
Ridgeview.................     Beaverton, OR        2,478         7,531      10,009             28    11/20/01      5-30
The Commons...............     Beaverton, OR        1,439         4,566       6,005             16    11/20/01      5-30
Lamar Boulevard...........     Austin, TX           2,528         8,727      11,255          1,592     1/1/97       5-30
N. Barker's Landing.......     Houston, TX          1,140         4,375       5,515            817     1/1/97       5-30
La Prada..................     Mesquite, TX           495         1,363       1,858            229     1/1/97       5-30
NW Highway................     Garland, TX            480         1,278       1,758            214     1/1/97       5-30
Quail Valley..............     Missouri City, TX      360         1,015       1,375            171     1/1/97       5-30
Business Parkway I........     Richardson, TX         799         3,932       4,731            853     5/4/98       5-30
The Summit................     Plano, TX            1,536         7,556       9,092          1,848     5/4/98       5-30
Northgate II..............     Dallas, TX           1,274         6,351       7,625          1,534     5/4/98       5-30
Empire Commerce...........     Dallas, TX             304         1,756       2,060            334     5/4/98       5-30
Royal Tech - Digital......     Irving, TX             319         1,562       1,881            360     5/4/98       5-30
Royal Tech - Springwood...     Irving, TX             894         4,300       5,194            928     5/4/98       5-30
Royal Tech - Regent.......     Irving, TX             606         3,364       3,970            794     5/4/98       5-30
Royal Tech - Bldg 7.......     Irving, TX             246         1,061       1,307            225     5/4/98       5-30
Royal Tech - NFTZ.........     Irving, TX           1,517         6,760       8,277          1,486     5/4/98       5-30
Royal Tech - Olympus......     Irving, TX           1,060         4,548       5,608            971     5/4/98       5-30
Royal Tech - Honeywell....     Irving, TX             548         2,519       3,067            549     5/4/98       5-30
Royal Tech - Bldg 12......     Irving, TX           1,466         6,271       7,737          1,340     5/4/98       5-30
Royal Tech - Bldg 13......     Irving, TX             955         4,338       5,293            941     5/4/98       5-30
Royal Tech - Bldg 14......     Irving, TX           2,010        10,279      12,289          2,040     5/4/98       5-30
Royal Tech - Bldg 15......     Irving, TX           1,307         5,753       7,060          1,194    11/4/98       5-30

                                      F-27

                                                                                             Cost
                                                                                         Capitalized
                                                                                          Subsequent
                                                                                              to
                                                               Initial Cost to Company    Acquisition
                                                               ------------------------- -------------

                                                                            Buildings     Buildings
                                                                                and           and
         Description               Location     Encumbrances     Land      Improvements   Improvements
------------------------------ ---------------- -------------- ---------- -------------- -------------
Westchase Corporate Park..     Houston, TX                -      2,173          7,338            114
Ben White 1...............     Austin, TX                 -        789          3,571             23
Ben White 5...............     Austin, TX                 -        761          3,444             78
McKalla 3.................     Austin, TX                 -        662          2,994            166
McKalla 4.................     Austin, TX                 -        749          3,390             59
Mopac 6...................     Austin, TX                 -        307          1,390            178
Waterford A...............     Austin, TX                 -        597          2,752              1
Waterford B...............     Austin, TX                 -        367          1,672              -
Waterford C...............     Austin, TX                 -      1,144          5,225             11
McNeil 6..................     Austin, TX                 -        437          2,013              -
Rutland 11................     Austin, TX                 -        325          1,536              -
Rutland 12................     Austin, TX                 -        535          2,487             54
Rutland 13................     Austin, TX                 -        469          2,190             30
Rutland 14................     Austin, TX                 -        535          2,422             91
Rutland 19................     Austin, TX                 -        158            762            133
Royal Tech  - Bldg 16.....     Irving, TX                 -      2,464          2,703          2,011
Royal Tech  - Bldg 17.....     Irving, TX                 -      1,832          6,901              -
Monroe Business Center....     Herndon, VA                -      5,926         13,944          1,657
Lusk II-R&D...............     San Diego, CA              -      1,077          2,644            106
Lusk II-Office............     San Diego, CA              -      1,230          3,005            619
Norris Cn-Office..........     San Ramon, CA              -      1,486          3,642            409
Northpointe D.............     Sterling, VA           1,538        787          2,857            364
Monroe II.................     Herndon, VA            1,930        811          4,967            310
Metro Park I..............     Rockville, MD              -      5,383         15,404              -
Metro Park I R&D..........     Rockville, MD              -      5,404         15,748              -
Metro Park II.............     Rockville, MD              -      1,223          3,490              -
Metro Park II.............     Rockville, MD              -      2,287          6,533              -
Metro Park III............     Rockville, MD              -      4,555         13,039              -
Metro Park IV.............     Rockville, MD              -      4,188         12,035              -
Metro Park V..............     Rockville, MD              -      9,813         28,214              -
Kearny Mesa-Office........     San Diego, CA              -        785          1,933            613
Kearny Mesa-R&D...........     San Diego, CA              -      2,109          5,156            129
Bren Mar-Office...........     Alexandria, VA             -        572          1,401            678
Lusk III..................     San Diego, CA              -      1,904          4,662            177
Bren Mar-R&D..............     Alexandria, VA             -      1,625          3,979             93
Alban Road-Office.........     Springfield, VA            -        988          2,418            845
Alban Road-R&D............     Springfield, VA            -        947          2,318            184
                                                -------------- ---------- -------------- -------------
                                                    $30,145    $288,813      $895,746        $53,153
                                                ============== ========== ============== =============



                                                  Gross Amount at Which Carried at
                                                         December 31, 2001
                                                -------------------------------------

                                                             Buildings                                          Depreciable
                                                                 and                   Accumulated   Date           Lives
         Description               Location        Land     Improvements     Totals    Depreciation   Acquired     (Years)
------------------------------ ---------------- ---------- -------------- ----------- ------------- ----------- ------------
Westchase Corporate Park..     Houston, TX         2,173         7,452       9,625            800    12/30/99      5-30
Ben White 1...............     Austin, TX            789         3,594       4,383            656    12/31/98      5-30
Ben White 5...............     Austin, TX            761         3,522       4,283            648    12/31/98      5-30
McKalla 3.................     Austin, TX            662         3,160       3,822            580    12/31/98      5-30
McKalla 4.................     Austin, TX            749         3,449       4,198            646    12/31/98      5-30
Mopac 6...................     Austin, TX            307         1,568       1,875            294    12/31/98      5-30
Waterford A...............     Austin, TX            597         2,753       3,350            473    1/06/99       5-30
Waterford B...............     Austin, TX            367         1,672       2,039            250    5/20/99       5-30
Waterford C...............     Austin, TX          1,144         5,236       6,380            787    5/20/99       5-30
McNeil 6..................     Austin, TX            437         2,013       2,450            346     1/6/9        5-30
Rutland 11................     Austin, TX            325         1,536       1,861            259     1/6/99       5-30
Rutland 12................     Austin, TX            535         2,541       3,076            454     1/6/99       5-30
Rutland 13................     Austin, TX            469         2,220       2,689            383     1/6/99       5-30
Rutland 14................     Austin, TX            535         2,513       3,048            468    12/31/98      5-30
Rutland 19................     Austin, TX            158           895       1,053            169     1/6/99       5-30
Royal Tech  - Bldg 16.....     Irving, TX          2,464         4,714       7,178            309     7/1/99       5-30
Royal Tech  - Bldg 17.....     Irving, TX          1,832         6,901       8,733            128    8/15/01       5-30
Monroe Business Center....     Herndon, VA         5,926        15,601      21,527          2,957     8/1/97       5-30
Lusk II-R&D...............     San Diego, CA       1,077         2,750       3,827            377    3/17/98       5-30
Lusk II-Office............     San Diego, CA       1,230         3,624       4,854            516    3/17/98       5-30
Norris Cn-Office..........     San Ramon, CA       1,486         4,051       5,537            568    3/17/98       5-30
Northpointe D.............     Sterling, VA          787         3,221       4,008            603    6/11/98       5-30
Monroe II.................     Herndon, VA           811         5,277       6,088            973    1/29/99       5-30
Metro Park I..............     Rockville, MD       5,383        15,404      20,787              6    12/27/01      5-30
Metro Park I R&D..........     Rockville, MD       5,404        15,748      21,152              6    12/27/01      5-30
Metro Park II.............     Rockville, MD       1,223         3,490       4,713              1    12/27/01      5-30
Metro Park II.............     Rockville, MD       2,287         6,533       8,820              2    12/27/01      5-30
Metro Park III............     Rockville, MD       4,555        13,039      17,594              5    12/27/01      5-30
Metro Park IV.............     Rockville, MD       4,188        12,035      16,223              4    12/27/01      5-30
Metro Park V..............     Rockville, MD       9,813        28,214      38,027             10    12/27/01      5-30
Kearny Mesa-Office........     San Diego, CA         785         2,546       3,331            380    3/17/98       5-30
Kearny Mesa-R&D...........     San Diego, CA       2,109         5,285       7,394            703    3/17/98       5-30
Bren Mar-Office...........     Alexandria, VA        572         2,079       2,651            382    3/17/98       5-30
Lusk III..................     San Diego, CA       1,904         4,839       6,743            657    3/17/98       5-30
Bren Mar-R&D..............     Alexandria, VA      1,625         4,072       5,697            537    3/17/98       5-30
Alban Road-Office.........     Springfield, VA       988         3,263       4,251            480    3/17/98       5-30
Alban Road-R&D............     Springfield, VA       947         2,502       3,449            335    3/17/98       5-30
                                                ---------- -------------- ----------- -------------
                                                $288,792      $948,899    $1,237,691     $121,609
                                                ========== ============== =========== =============