Form 10-Q
period 2002-03-31
PS BUSINESS PARKS INC/CA
filed 2002-05-03
CIK 866368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                               -------------    --------------

Commission File Number 1-10709
                       -------

                             PS BUSINESS PARKS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


         California                                              95-4300881
----------------------------                              ----------------------
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

Number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2002:

Common Stock, $0.01 par value, 21,549,449 shares outstanding

                             PS BUSINESS PARKS, INC.

                                      INDEX



                                                                                                         Page
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed   Consolidated   Balance   Sheets  as  of  March  31,  2002  and   December  31,
     2001........................................................................................          2

     Condensed Consolidated  Statements of Income for the Three Months Ended March 31, 2002 and
     2001........................................................................                          3

     Condensed Consolidated Statement of Shareholders' Equity for the Three Months Ended March
     31, 2002....................................................................................          4

     Condensed Consolidated  Statements of Cash Flows for the Three Months Ended March 31, 2002
     and 2001........................................................................                      5

     Notes to Condensed Consolidated Financial Statements........................................          7

   Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results  of
   Operations....................................................................................         21

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................         34


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings....................................................................         35

   Item 6.  Exhibits and Reports on Form 8-K.....................................................         36

                             PS BUSINESS PARKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,             December 31,
                                                                                       2002                    2001
                                                                                 ----------------        ----------------
                                                                                   (unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents.......................................                 $    84,098,000         $     3,076,000
Marketable securities..........................................                        5,865,000               9,134,000

Real estate facilities, at cost:
     Land......................................................                      288,792,000             288,792,000
     Buildings and equipment...................................                      956,861,000             948,899,000
                                                                                 ----------------        ----------------
                                                                                   1,245,653,000           1,237,691,000
     Accumulated depreciation..................................                     (135,511,000)           (121,609,000)
                                                                                 ----------------        ----------------
                                                                                   1,110,142,000           1,116,082,000
Property held for disposition, net.............................                        9,564,000               9,498,000
Land held for development......................................                       10,644,000              10,629,000
                                                                                 ----------------        ----------------
                                                                                   1,130,350,000           1,136,209,000

Investment in joint venture....................................                        1,111,000                 974,000
Rent receivable................................................                          945,000                 745,000
Interest receivable............................................                          219,000                 137,000
Note receivable................................................                          200,000               7,450,000
Deferred rent receivables......................................                       10,561,000               9,601,000
Intangible assets, net.........................................                          604,000                 679,000
Other assets...................................................                        2,327,000               1,950,000
                                                                                 ----------------        ----------------
              Total assets.....................................                  $ 1,236,280,000         $ 1,169,955,000
                                                                                 ================        ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accrued and other liabilities.....................................               $    40,833,000         $    39,822,000
Deferred gain on property disposition.............................                             -               5,366,000
Line of credit....................................................                   100,000,000             100,000,000
Unsecured note payable............................................                    50,000,000                       -
Note payable to affiliate.........................................                             -              35,000,000
Mortgage notes payable............................................                    28,140,000              30,145,000
                                                                                 ----------------        ----------------
         Total liabilities........................................                   218,973,000             210,333,000

Minority interest:
         Preferred units..........................................                   197,750,000             197,750,000
         Common units.............................................                   164,085,000             162,141,000

Shareholders' equity:
   Preferred stock, $0.01 par value, 50,000,000 shares authorized, 6,840 shares issued and outstanding at March 31, 2002 (4,840
     shares issued and outstanding at December 31, 2001).............                171,000,000             121,000,000
   Common  stock,  $0.01  par  value,  100,000,000  shares  authorized,
     21,549,449  shares  issued  and  outstanding  at  March  31,  2002
     (21,539,783 shares issued and outstanding at December 31, 2001)                     215,000                 215,000
   Paid-in capital................................................                   421,083,000             422,161,000
   Cumulative net income..........................................                   191,562,000             174,860,000
   Comprehensive gain.............................................                        90,000                 108,000
   Cumulative distributions.......................................                  (128,478,000)           (118,613,000)
                                                                                 ----------------        ----------------
         Total shareholders' equity...............................                   655,472,000             599,731,000
                                                                                 ----------------        ----------------
              Total liabilities and shareholders' equity..........               $ 1,236,280,000         $ 1,169,955,000
                                                                                 ================        ================

                             See accompanying notes.
                                        2

                             PS BUSINESS PARKS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 For the Three Months
                                                                    Ended March 31,
                                                          -----------------------------------
                                                                2002                2001
                                                          ---------------     ---------------
Revenues:
   Rental income.................................         $   50,344,000      $   38,393,000
   Facility management fees primarily from affiliates            195,000         161,000
   Business services.............................                 41,000             157,000
   Equity in income of joint venture.............                 42,000                   -
   Interest and other income.....................                245,000             764,000
                                                          ---------------     ---------------
                                                              50,867,000          39,475,000
Expenses:
  Cost of operations.............................             13,826,000          10,371,000
  Cost of facility management....................                 45,000              36,000
  Cost of business services......................                176,000             184,000
  Depreciation and amortization..................             13,978,000           9,646,000
  General and administrative.....................              1,136,000           1,128,000
   Interest expense..............................              1,551,000             237,000
                                                          ---------------     ---------------
                                                              30,712,000          21,602,000
                                                          ---------------     ---------------
Income before gain on disposal of real estate, gain
on investments and minority interest.............             20,155,000          17,873,000
  Gain on disposition of real estate.............              5,366,000                   -
  Gain on investment in marketable securities....                 25,000              15,000
                                                          ---------------     ---------------
Income before minority interest..................             25,546,000          17,888,000

  Minority interest in income - preferred units..             (4,412,000)         (3,187,000)
  Minority interest in income - common units.....             (4,432,000)         (3,236,000)
                                                          ---------------     ---------------
Net income.......................................         $   16,702,000      $   11,465,000

Net income allocation:
  Allocable to preferred shareholders............         $    3,617,000      $    1,272,000
  Allocable to common shareholders...............             13,085,000          10,193,000
                                                          ---------------     ---------------
                                                          $   16,702,000      $   11,465,000
                                                          ===============     ===============

Net income per common share:
  Basic..........................................         $        0.61       $        0.44
                                                          ===============     ===============
  Diluted........................................         $        0.60       $        0.44
                                                          ===============     ===============

Weighted average common shares outstanding:
  Basic..........................................             21,543,000          23,021,000
                                                          ===============     ===============
  Diluted........................................             21,736,000          23,097,000
                                                          ===============     ===============

                             See accompanying notes.
                                        3

                             PS BUSINESS PARKS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

                                                            Preferred Stock                Common Stock              Paid-in
                                                         -----------------------     -------------------------   --------------
                                                          Shares       Amount          Shares        Amount          Capital
                                                         -------- --------------     ----------   ------------   --------------
     Balances at December 31, 2001............             4,840  $ 121,000,000      21,539,783   $    215,000   $ 422,161,000

       Issuance of preferred stock............             2,000     50,000,000               -              -      (1,674,000)
       Exercise of stock options..............                 -              -           9,666              -         226,000
        Unrealized loss - depreciation in
          marketable securities...............                 -              -               -              -               -
                                                               -
        Net income............................                 -              -               -              -               -
        Distributions paid:
            Preferred stock...................                 -              -               -              -               -
            Common stock......................                 -              -               -              -               -
        Adjustment  to reflect  minority  interest
          to underlying ownership interest.......              -              -               -              -         370,000
                                                         -------- --------------     ----------   ------------   --------------
     Balances at March 31, 2002...............             6,840  $ 171,000,000      21,549,449   $    215,000   $  421,083,000
                                                         ======== ==============     ==========   ============   ==============


                                                                             Other
                                                        Cumulative       Comprehensive         Cumulative        Shareholders'
                                                        Net Income            Loss           Distributions          Equity
                                                      --------------   ---------------     -----------------    ---------------

     Balances at December 31, 2001............         $174,860,000     $    108,000        $ (118,613,000)      $599,731,000

       Issuance of preferred stock............                    -                -                     -         48,326,000
       Exercise of stock options..............                    -                -                     -            226,000
        Unrealized loss - depreciation in
          marketable securities...............                    -          (18,000)                    -            (18,000)
                                                                  -
        Net income............................           16,702,000                -                     -         16,702,000
        Distributions paid:
            Preferred stock...................                    -                -            (3,617,000)        (3,617,000)
            Common stock......................                    -                -            (6,248,000)        (6,248,000)
        Adjustment  to reflect  minority  interest
          to underlying ownership interest.......                 -                -                                  370,000
                                                      --------------   ---------------     -----------------    ---------------
     Balances at March 31, 2002...............         $191,562,000     $     90,000        $ (128,478,000)      $655,472,000
                                                      ==============   ===============     =================    ===============

                            See accompanying notes.
                                       4

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    For the Three Months
                                                                                      Ended March 31,
                                                                            --------------------------------------
                                                                                   2002                 2001
                                                                            ----------------      ----------------
Cash flows from operating activities:
   Net income.......................................................        $    16,702,000       $    11,465,000
   Adjustments  to  reconcile  net  income  to net  cash  provided  by operating activities:
       Gain on sale of marketable securities........................                (25,000)              (15,000)
       Gain on disposition of properties............................             (5,366,000)                    -
       Depreciation and amortization expense........................             13,978,000             9,646,000
       Minority interest in income..................................              8,844,000             6,423,000
       Increase in receivables and other assets.....................             (1,713,000)              509,000
       Increase in accrued and other liabilities....................              5,338,000            (3,677,000)
                                                                            ----------------      ----------------
            Total adjustments.......................................             21,056,000            12,886,000
                                                                            ----------------      ----------------

         Net cash provided by operating activities..................             37,758,000            24,351,000
                                                                            ----------------      ----------------

Cash flows from investing activities:
       Investment in marketable securities..........................                      -            (4,799,000)
       Proceeds from liquidation of investments.....................              3,232,000             5,043,000
       Acquisition of real estate facilities........................                      -               (43,000)
       Proceeds from note receivable................................              7,250,000                     -
       Capital improvements to real estate facilities...............             (5,815,000)           (1,893,000)
       Development of real estate facilities........................             (2,228,000)           (2,835,000)
                                                                            ----------------      ----------------

         Net cash provided by (used in) investing activities........              2,439,000            (4,527,000)
                                                                            ----------------      ----------------

Cash flows from financing activities:
       Proceeds from unsecured notes payable........................             50,000,000                     -
       Principal payments on mortgage notes payable.................             (2,005,000)             (202,000)
       Repayment of borrowings from an affiliate....................            (35,000,000)                    -
       Net proceeds from the issuance of preferred stock............             48,326,000                     -
       Redemption of common operating partnership units.............                      -              (808,000)
       Exercise of stock options....................................                226,000             1,234,000
       Repurchase of common stock...................................                      -            (6,550,000)
       Distributions paid to preferred shareholders.................             (3,617,000)           (1,272,000)
       Distributions paid to minority interests - preferred units...             (4,412,000)           (3,187,000)
       Distributions paid to common shareholders....................             (9,479,000)           (6,671,000)
       Distributions paid to minority interests - common units......             (3,214,000)           (2,119,000)
                                                                            ----------------      ----------------
         Net cash provided by (used in) financing activities........             40,825,000           (19,575,000)
                                                                            ----------------      ----------------
Net increase in cash and cash equivalents...........................             81,022,000               249,000

Cash and cash equivalents at the beginning of the period............              3,076,000            49,295,000
                                                                            ----------------      ----------------
Cash and cash equivalents at the end of the period..................        $    84,098,000       $    49,544,000
                                                                            ================      ================

                            See accompanying notes.
                                       5

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    For the Three Months
                                                                                      Ended March 31,
                                                                              -----------------------------
                                                                                  2002              2001
                                                                              -----------       -----------

Supplemental schedule of non cash investing and financing activities:

Adjustment  to  reflect  minority  interest  to  underlying  ownership interest:
        Minority interest-common units................................        $(370,000)        $ 139,000
        Paid-in capital...............................................          370,000          (139,000)

Unrealized gain/loss:
        Marketable securities.........................................           18,000           140,000
        Other comprehensive (loss) income.............................          (18,000)         (140,000)

                            See accompanying notes.
                                       6

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

1.   Organization and description of business

     PS Business Parks, Inc. ("PSB") was incorporated in the state of California in 1990. As of March 31, 2002, PSB owned approximately 75% of the common partnership units of PS Business Parks, L.P. (the "Operating Partnership" or "OP"). The remaining common partnership units were owned by Public Storage, Inc. ("PSI") and its affiliated entities. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the "Company."

     The Company is a fully-integrated, self-advised and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of March 31, 2002, the Company owned and operated approximately 14.8 million net rentable square feet of commercial space located in 9 states. The Company also managed approximately 1.7 million net rentable square feet on behalf of PSI and its affiliated entities, third party owners and a joint venture in which the Company held a 25% ownership interest (See Note
     2).

2.   Summary of significant accounting policies

     Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

     Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents, which consist primarily of short-term investments, including commercial paper, are only invested in entities with an investment grade rating. Accounts receivable are not a significant portion of total assets and are comprised of receivables from a large number of customers.

     Marketable securities

     Marketable securities are classified as "available-for-sale" in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments are reflected on the balance sheet at fair market value based upon the quoted market price. The unrealized gain of $90,000 is excluded from earnings and reported in a separate component of shareholders' equity. Dividend income is recognized when earned.

     Real estate facilities

     Real estate facilities are recorded at cost. Costs related to the renovation or improvement of the properties are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Buildings and equipment are depreciated on the straight-line method over the estimated useful lives, which are generally 30 and 5 years, respectively.

     Interest cost and property taxes incurred during the period of construction of real estate facilities are capitalized. The Company capitalized $144,000 and $412,000 of interest expense during the three months ended March 31, 2002 and 2001, respectively.

     Investment in joint venture

     In October 2001, the Company formed a joint venture with an unaffiliated investor to own and operate an industrial park in the City of Industry submarket of Los Angles County. The park, consisting of 294,000 square feet of industrial space, was acquired in December 2000 at a cost of approximately $14.4 million. The property was contributed to the joint venture at its original cost. The partnership is capitalized with equity capital consisting of 25% from the Company and 75% from the unaffiliated investor in addition to a mortgage note payable. Summarized below is financial data for the joint venture as of March 31, 2002.

                                                    For the three months
                                                      and period ended
                                                       March 31, 2002
                                                    --------------------
Total revenues ..................................       $   462,000

Cost of operations ..............................           128,000
Depreciation and amortization ...................            79,000
Interest expense ................................            96,000
Other expenses ..................................             1,000
                                                    --------------------
  Total expenses ................................           304,000
                                                    --------------------
  Net income ....................................       $   158,000
                                                    ====================

--------------------------------------------------------------------------------

Real estate, net ................................       $14,910,000
Total assets ....................................        15,517,000

Notes payable ...................................         7,015,000
Total liabilities ...............................         9,591,000
Partner's equity ................................         5,927,000

The Company's investment at March 31, 2002 ......       $ 1,111,000


     The joint venture has a variable rate mortgage obligation of $7,015,000, which currently bears interest at 5.45% per annum and is due on November 1, 2005. Under certain conditions, the Company has guaranteed repayment of the mortgage. The Company's investment is accounted for under the equity method in accordance with APB 18, "Equity Method of Accounting for Investments." In accordance with APB 18, the Company's share of the debt is netted against its share of the assets in determining the investment in the joint venture of $1,111,000 and is not included in the Company's total liabilities.

     Intangible assets

     Intangible assets consist of property management contracts for properties managed, but not owned, by the Company. The intangible assets are being amortized over seven years. Intangible assets are net of accumulated amortization of $1,553,000 and $1,477,000 at March 31, 2002 and December 31, 2001, respectively.

     Evaluation of asset impairment

     The Company evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition. Assets held for disposition are reported at the lower of their carrying amount or fair value, less cost of dispositions. At March 31, 2002, no such indicators of impairment have been identified.

     Loan from affiliate

     The Company borrowed an aggregate of $35 million from PSI in 2001 and paid $78,000 in interest expense in January 2002. The note bore interest at 3.25% (per annum) and was repaid in January 2002. A portion of the proceeds from the Series F preferred stock issuance described in Note 9 was used to repay the note in January 2002.

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

     Income taxes

     The Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REIT's are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organizational and operating requirements to maintain its REIT status during 2001 and intends to continue to meet such requirements for 2002. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

     Net income per common share

     Per share amounts are computed using the number of weighted average common shares outstanding. "Diluted" weighted average common shares outstanding includes the dilutive effect of stock options under the treasury stock method. "Basic" weighted average common shares outstanding excludes such effect. Earnings per share have been calculated as follows:

                                                                     For the Three Months
                                                                         Ended March 31,
                                                                  -------------------------
                                                                      2002          2001
                                                                  ------------  -----------

Net income allocable to common shareholders ...................   $13,085,000   $10,193,000
                                                                  ============  ===========
Weighted average common shares outstanding:

   Basic weighted average common shares outstanding ...........    21,543,000    23,021,000
   Net effect of  dilutive  stock  options - based on  treasury
     stock method using average market price ..................       193,000        76,000
                                                                  ------------  -----------
   Diluted weighted average common shares outstanding .........    21,736,000    23,097,000
                                                                  ============  ===========

Basic earnings per common share ...............................   $      0.61   $      0.44
                                                                  ============  ===========
Diluted earnings per common share .............................   $      0.60   $      0.44
                                                                  ============  ===========

     Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements for 2001 in order to conform to the 2002 presentation.

3.   Real estate facilities

     The activity in real estate facilities for the three months ended March 31, 2002 is as follows:

                                                                            Accumulated
                                           Land            Buildings        Depreciation          Total
                                      ----------------  ----------------   ----------------  ----------------
Balances at December 31, 2001......   $   288,792,000   $   948,899,000    $  (121,609,000)  $ 1,116,082,000
Developed projects.................                 -         2,228,000                  -         2,228,000
Capital improvements...............                 -         5,734,000                  -         5,734,000
Depreciation expense...............                 -                 -        (13,902,000)      (13,902,000)
                                      ----------------  ----------------   ----------------  ----------------
Balances at March 31, 2002.........   $   288,792,000   $   956,861,000    $  (135,511,000)  $ 1,110,142,000
                                      ================  ================   ================  ================


     During the three months ended March 31, 2002, the Company incurred $2,228,000 in development costs.

     Two properties have been identified as not meeting the Company's ongoing investment strategy and have been designated as a properties held for disposition at March 31, 2002. These properties are currently being marketed and the Company anticipates the net proceeds to approximate book value. The following summarizes the condensed results of operations of the property held for disposition which is also included in the condensed consolidated statements of income:

                                                                          For the Three Months
                                                                            Ended March 31,
                                                             --------------------------------------------
                                                                      2002                     2001
                                                             ------------------        ------------------
Rental income.............................................   $         534,000         $         560,000
Cost of operations........................................            (413,000)                 (378,000)
                                                             ------------------        ------------------
Net operating income......................................   $         121,000         $         182,000
                                                             ==================        ==================

4.   Leasing activity

     The Company leases space in its real estate facilities to tenants under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues excluding recovery of expenses as of March 31, 2002 under these leases are as follows:

       2002 (April - December).............         $  123,459,000
       2003................................            140,695,000
       2004................................            107,704,000
       2005................................             76,930,000
       2006................................             46,198,000
       Thereafter..........................             72,414,000
                                                    ---------------
                                                    $  567,400,000
                                                    ===============

     In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $6,704,000 and $4,790,000 for the three months ended March 31, 2002 and 2001, respectively. These amounts are included as rental income and cost of operations in the accompanying condensed consolidated statements of income.

5.   Bank Loans

     In September 2000, the Company extended its unsecured line of credit (the "Credit Facility") with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 6, 2003. The expiration date may be extended by one year on each anniversary of the Credit Facility upon request by the Company and approval by Wells Fargo Bank. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.75% to LIBOR plus 1.35% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 1.00%). In addition, the Company is required to pay an annual commitment fee of 0.25% of the borrowing limit. The Company had drawn $100 million on its line of credit at March 31, 2002 and December 31, 2001.

     The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.50 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively,
     (iii) maintain a minimum total shareholders' equity (as defined) and (iv) limit distributions to 95% of funds from operations (as defined). In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company's unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at March 31, 2002.

     In February 2002, the Company entered into a seven year $50 million unsecured term note agreement with Fleet National Bank. The note bears interest at LIBOR plus 1.45% and is due on February 20, 2009. The Company paid a one-time facility fee of 0.35% or $175,000 for the loan. The Company expects to use the proceeds from the loan to reduce the amount drawn on the Credit Facility.

     The unsecured note requires the Company to meet covenants that are substantially the same as the covenants in its credit facility.

6.   Mortgage notes payable

     Mortgage notes consist of the following:                                    March 31,         December 31,
                                                                                   2002                2001
                                                                              ---------------    ---------------
     7.050% mortgage note,  principal and interest  payable  monthly,  due
          May 2006......................................................      $    8,323,000     $    8,374,000
     8.190% mortgage note,  principal and interest  payable  monthly,  due
          March 2007....................................................           6,231,000          6,283,000
     7.290% mortgage note,  principal and interest  payable  monthly,  due
          February 2009.................................................           6,136,000          6,164,000
     7.280% mortgage note,  principal and interest  payable  monthly,  due
          February 2003.................................................           4,025,000          4,059,000
     8.000% mortgage note,  principal and interest  payable  monthly,  due
          April 2003....................................................           1,906,000          1,930,000
     8.500% mortgage note,  principal and interest  payable  monthly,  due
          July 2007.....................................................                   -          1,797,000
     8.000% mortgage note,  principal and interest  payable  monthly,  due
          April 2003....................................................           1,519,000          1,538,000
                                                                              ---------------    ---------------
                                                                                 $28,140,000        $30,145,000
                                                                              ===============    ===============

     At March 31, 2002, approximate principal maturities of mortgage notes payable are as follows:

             2002 (March - December).............         $      637,000
             2003................................              7,811,000
             2004................................                630,000
             2005................................                680,000
             2006................................              7,890,000
             Thereafter..........................             10,492,000
                                                          --------------
                                                          $   28,140,000
                                                          ==============

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

     At March 31, 2002, there were 7,305,355 common units owned by PSI and affiliated entities and which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at March 31, 2002, the minority interest units would convert into approximately 25% of the common shares outstanding. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests' equity in the Company.

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

     The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PS Business Parks, Inc. on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in
     Note 9.

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

9.   Shareholders' equity

     Preferred stock

     As of March 31, 2002 and December 31, 2001, the Company had the following series of preferred stock outstanding:

                                                   March 31, 2002                        December 31, 2001
                                        -------------------------------------- --------------------------------------
                                                                                     Shares
         Series        Dividend Rate     Shares Outstanding   Carrying Amount     Outstanding       Carrying Amount
     --------------- ------------------ ------------------- ------------------ ------------------ -------------------
        Series A          9.250%                 2,200       $   55,000,000             2,200      $   55,000,000
        Series D          9.500%                 2,640       $   66,000,000             2,640      $   66,000,000
        Series F          8.750%                 2,000           50,000,000                 -                   -
                                        ------------------- ------------------ ------------------ -------------------
                                                 6,840       $  171,000,000             4,840      $  121,000,000
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

     On January 28, 2002, the Company issued 2,000,000 depositary shares, each representing 1/1,000 of a share of 8 3/4% Cumulative Preferred Stock, Series F. Net proceeds from the public perpetual preferred stock offering were approximately $48.3 million and were used to repay borrowings from PSI and general corporate purposes.

     Holders of the Company's preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company's Board of Directors until all events of default have been cured. At March 31, 2002, there were no dividends in arrears.

     Except under certain conditions relating to the Company's qualification as a REIT, the preferred stock is not redeemable prior to the following dates:
     Series A - April 30, 2004, Series D - May 10, 2006 and Series F - January 28, 2007. On or after the respective dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends.

     The Company paid $3,617,000 and $1,272,000 in distributions to its preferred shareholders for the three months ended March 31, 2002 and 2001, respectively.

     Common Stock

     The Company's Board of Directors has authorized the repurchase from time to time of up to 4,500,000 shares of the Company's common stock on the open market or in privately negotiated transactions. For the three months ended March 31, 2002, the Company has not repurchased any common stock. Since the inception of the program (March 2000), the Company has repurchased an aggregate total of 2,321,711 shares of common stock at an aggregate cost of approximately $60.5 million (average cost of $26.06 per share).

     On March 31, 2000, a holder of common units in the Operating Partnership exercised its option and converted its 107,517 common units into an equal number of shares of PSB common stock. The conversion resulted in an increase in shareholders' equity and a corresponding decrease in minority interest of approximately $2,531,000, representing the book value of the common units at the time of conversion.

     The Company paid $6,248,000 ($0.29 per common share) and $6,671,000 ($0.29 per common share) in distributions to its common shareholders for the three months ended March 31, 2002 and 2001, respectively. Pursuant to restrictions imposed by the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

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

     Based on the remedial investigation/feasibility study, ODEQ has selected a final remedy that would include permanent treatment of contaminants in the groundwater, including expanded groundwater extraction and treatment on all parcels of the former industrial property, including portions of Creekside Corporate Park. The estimated cost of this remedy is $2.8 million over a 30-year time period. ODEQ is in the process of preparing a second Consent Order for remedy implementation.

     One of the two owner/operators that will likely be a party to the Consent Order for remedy implementation recently filed for Chapter 11 bankruptcy protection. It is not clear at this point what impact, if any, this filing will have on the implementation of the removal or remedial activities ordered by the ODEQ. It is possible that the ODEQ could require the Company to participate in the implementation of removal or remedial actions that may be required on the Company's property, or to pay a portion of the costs to do so. In the event the Company is ultimately deemed responsible for any costs relating to this matter, the Company believes that it may have recourse against the party from whom the property was purchased. In addition, the Company believes it may have recourse against other potentially responsible parties, including, but not limited to, one or both of the owner/operators of the adjacent industrial facility.

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

     On November 3, 1999, the Company filed an action titled PS Business Parks, Inc. v. Larry Howard et al. (Case No. BC219580) in Los Angeles Superior Court seeking damages in excess of $1 million. The complaint alleges that Mr. Howard and entities controlled by him engaged in unfair trade practices. Some of the Company's claims have been dismissed on summary adjudication, and the balance has been referred to the arbitration proceedings described below for adjudication. Mr. Howard filed a cross-complaint which the Company intends to vigorously contest and which is also in the process of being referred to arbitration for adjudication.

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

Overview

         Effect of Economic Conditions on the Company's Operations: During 2001 and continuing into 2002, the Company has been affected by the slowdown in economic activity in the United States in most of its primary markets. These effects were exacerbated by the terrorist attacks of September 11, 2001 and the related aftermath. These effects include a decline in occupancy rates and a reduction in market rates throughout the portfolio, slower than expected lease-up of the Company's development properties, lower interest rates on invested cash and the rise in insurance costs upon the expiration of our policies expire in March 2002.

         The reduction in occupancies and market rental rates has been the result of several factors related to general economic conditions. There are more businesses contracting than expanding, more businesses failing than starting-up and general uncertainty for businesses, resulting in slower decision-making and requests for shorter-term leases. There is also more competing vacant space including substantial amounts of sub-lease space in many of the Company's markets. Many of the Company's properties have lower vacancy rates than the average rates for the markets in which they are located; consequently, the Company may have difficulty in maintaining its occupancy rates as leases expire. An extended economic slowdown will put additional downward pressure on occupancies and market rental rates. The economic slowdown and the abundance of space alternatives available to customers has led to pressure for greater rent concessions, more generous tenant improvement allowances and higher broker commissions.

         The Company's two development properties were 46% leased in the aggregate as of March 31, 2002, but they have not been leased as rapidly as the Company had anticipated. The development properties consist of a 141,000 square foot flex development in Northern Virginia that was 60% leased, and a 97,000 square foot development in the Beaverton submarket of Portland, Oregon that was 26% leased.

         Historically, the Company has raised capital prior to identifying opportunities to deploy the capital. This has generally resulted in some short-term earnings dilution. Because interest rates on cash investments have declined 190 basis points over the past twelve months, however, continuing to employ this strategy would result in a significantly greater dilution to earnings from holding capital waiting to be deployed. Accordingly, during this period of low interest rates, the Company has determined that the cost of this strategy currently outweighs its benefits. As a result, the Company has used its line of credit and other short-term borrowing sources to provide the capital to complete acquisitions.

         The Company also incurred a 30% increase in insurance costs when our current policies expired in 2002 due to the terrorist attacks of September 11, 2001. The Company does not expect the increase to materially impact its results since insurance expense represents less than 3% of the Company's operating costs and the Company believes that most of the cost can be passed along to the Company's customers in accordance with the applicable lease agreements.

         Growth of the Company's Operations: During 2001 and continuing into 2002, the Company focused on increasing cash flow from its existing core portfolio of properties, seeking to expand its presence in existing markets through strategic acquisitions and developments and strengthening its balance sheet, primarily through the issuance of preferred stock/units. The Company has maintained low debt and overall leverage levels, including preferred stock/units, which give it the flexibility for future growth without the issuance of additional common stock.

         During the first quarter of 2002, the Company did not complete any acquisitions or dispositions of properties. The Company plans to continue to seek to build its presence in existing markets by acquiring high quality facilities in selected markets. The Company targets properties with below market rents which offer the Company the ability to achieve economies of scale resulting in more efficient operations.

         During 2001, the Company added approximately 2.2 million square feet of space to its portfolio at an aggregate cost of approximately $303 million. These acquisitions increased the Company's presence in its existing markets. The Company acquired 658,000 square feet in Northern Virginia for approximately $88 million, 685,000 square feet in Oregon for approximately $88 million and 905,000 square feet in Maryland for approximately $127 million. In addition, the Company completed development of three properties totaling 339,000 square feet in Northern Virginia, Portland and Dallas for approximately $28.5 million. The Company also disposed of a property aggregating 77,000 square feet for approximately $9 million. The Company also formed a joint venture to own and operate an industrial park. This park, consisting of 294,000 square feet, was acquired in December 2000 at a cost of approximately $14.4 million and was contributed to the joint venture at its original cost for a 25% equity interest in the joint venture.

Results of Operations

         Results of Operations: Net income for the three months ended March 31, 2002 was $16,702,000 compared to $11,465,000 for the same period in 2001. Net income allocable to common shareholders (net income less preferred stock dividends) for the three months ended March 31, 2002 was $13,085,000 compared to $10,193,000 for the same period in 2001. Net income per common share on a diluted basis was $0.60 for the three months ended March 31, 2002 compared to $0.44 for the same period in 2001 (based on weighted average diluted common shares outstanding of 21,736,000 and 23,097,000 at March 31, 2002 and March 31, 2001, respectively). Net income allocable to common shareholders in the first quarter of 2002 included recognizing a deferred gain on the disposal of a property of $5.4 million or $0.19 per common share.

         The Company's property operations account for almost all of the net operating income earned by the Company. The following table presents the pre-depreciation operating results of the properties:

                                                                       Three Months Ended
                                                                            March 31,
                                                                    -----------------------------
                                                                        2002             2001             Change
                                                                    -----------       -----------        --------
Rental income:
"Same Park" facilities (12 million net rentable square feet)        $38,380,000       $37,104,000           3.4%
Other facilities............................................         11,964,000         1,289,000         828.2%
                                                                    -----------       -----------
Total rental income.........................................        $50,344,000       $38,393,000          31.1%
                                                                    ===========       ===========

Cost of operations (excluding depreciation):
"Same Park" facilities......................................        $10,100,000        $9,735,000           3.7%
Other facilities............................................          3,726,000           636,000         485.8%
                                                                    -----------       -----------
Total cost of operations....................................        $13,826,000       $10,371,000          33.3%
                                                                    ===========       ===========

Net operating income (rental income less cost of operations):
"Same Park" facilities......................................        $28,280,000       $27,369,000           3.3%
Other facilities............................................          8,238,000           653,000        1161.6%
                                                                    -----------       -----------
Total net operating income..................................        $36,518,000       $28,022,000          30.3%
                                                                    ===========       ===========

         Rental income and rental income less cost of operations or net operating income ("NOI") prior to depreciation are summarized for the three months ended March 31, 2002 by major geographic region below:


                         Square        Percent         Rental         Percent                        Percent
          Region        Footage        of Total        Income         of Total          NOI          of Total
-------------------    ----------      --------      -----------      --------     ----------        --------
Southern California     3,177,000        21.4%       $10,640,000        21.1%      $8,016,000          22.0%
Northern California     1,495,000        10.0%         5,262,000        10.4%       4,043,000          11.1%
Southern Texas          1,032,000         7.0%         2,775,000         5.5%       1,539,000           4.2%
Northern Texas          1,951,000        13.2%         5,430,000        10.8%       3,886,000          10.6%
Virginia                2,621,000        17.7%         9,945,000        19.8%       7,057,000          19.3%
Maryland                1,771,000        12.0%         6,824,000        13.6%       4,891,000          13.4%
Oregon                  1,973,000        13.3%         7,640,000        15.2%       6,111,000          16.7%
Other                     797,000         5.4%         1,828,000         3.6%         975,000           2.7%
                       ----------      --------      -----------      --------     ----------        --------
                       14,817,000       100.0%       $50,344,000       100.0%     $36,518,000         100.0%
                       ==========      ========      ===========      ========     ==========        ========


         Supplemental Property Date and Trends: In order to evaluate the performance of the Company's overall portfolio, management analyzes the operating performance of a consistent group of properties constituting 12 million net rentable square feet ("Same Park" facilities). The Company currently has an ownership interest in these properties and has owned and operated them for the comparable periods. These properties do not include properties that have been acquired or sold during 2001 and 2002. The "Same Park" facilities represent approximately 81% of the weighted average square footage of the Company's portfolio at March 31, 2002.

         The following table summarizes the pre-depreciation historical operating results of the "Same Park" facilities excluding the effects of accounting for rental income on a straight-line basis.

                "Same Park" Facilities (12.0 million square feet)
                -------------------------------------------------

                                               Three Months Ended
                                                   March 31,
                                       -----------------------------
                                            2002            2001       Change
                                       -------------   -------------   ------
  Rental income (1)..................  $  37,648,000   $  36,746,000    2.5%
  Cost of operations.................     10,100,000       9,735,000    3.7%
                                       -------------   -------------
  Net operating income...............  $  27,548,000   $  27,011,000    2.0%
                                       =============   =============
  Gross margin (2)...................      73.2%           73.5%       (0.3%)

  Weighted average for period:
  ----------------------------

      Occupancy......................      95.2%           96.5%       (1.3%)
      Annualized realized rent per
        occupied sq. ft.(3)..........     $13.14          $12.66        3.8%

(1)  Rental income does not include the effect of straight-line accounting.
(2) Gross margin is computed by dividing property net operating income by rental income.
(3) Realized rent per square foot represents the actual revenues earned per occupied square foot.


         The following tables summarize the "Same Park" operating results by major geographic region for the three months ended March 31, 2002 and 2001:

                             Revenues        Revenues       Increase            NOI            NOI         Increase
         Region                2002            2001        (Decrease)          2002            2001       (Decrease)
------------------------    -----------      ----------    ----------       ----------     ----------     ----------
Southern California.....    $10,523,000      $9,993,000        5.3%         $7,985,000     $7,474,000       6.8%
Northern California.....      5,071,000       4,524,000       12.1%          3,892,000      3,432,000      13.4%
Southern Texas..........      2,207,000       2,350,000       (6.1%)         1,419,000      1,491,000      (4.8%)
Northern Texas..........      4,786,000       4,706,000        1.7%          3,381,000      3,325,000       1.7%
Virginia................      6,138,000       6,267,000       (2.1%)         4,274,000      4,546,000      (5.9%)
Maryland................      2,330,000       2,468,000       (5.6%)         1,713,000      1,832,000      (6.5%)
Oregon..................      4,786,000       4,536,000        5.5%          3,901,000      3,674,000       6.2%
Other...................      1,807,000       1,902,000       (5.0%)           983,000      1,237,000      (20.5%)
                            -----------      ----------                     ----------     ----------
                            $37,648,000     $36,746,000        2.5%        $27,548,000    $27,011,000        2.0%
                            ===========      ==========                     ==========     ==========

         The increases noted above reflect the performance of the Company's existing markets. Northern and Southern California and Oregon continue to benefit from the expirations of leases during 2001 with below market rents. The decreases reflected above were primarily due to declining occupancy levels and declining rental rates. Total revenues include rental income that was determined to be uncollectible and was written-off in the amount of $230,000 and $83,000 for the three months ended March 31, 2002 and 2001, respectively.

         Facility Management Operations: The Company's facility management accounts for a small portion of the Company's net operating income. During the three months ended March 31, 2002, $150,000 in net operating income was recognized from facility management operations compared to $125,000 for the same period in 2001. Facility management fees have increased due to the increase in rental rates of the properties managed by the Company and an additional property brought under management during 2001.

         Business Services: Business services include construction management fees and fees from telecommunications service providers. During the three months ended March 31, 2002, Business Services generated a net operating loss of $135,000 compared to net operating loss of $27,000 for the same period in 2001. Business services revenue have declined due to the bankruptcies of Darwin Networks, Winstar and Teligent.

         Interest and Other Income: Interest and other income reflects earnings on cash balances and dividends on marketable securities. Interest income was $241,000 for the three months ended March 31, 2002 compared to $760,000 for the same period in 2001. The decrease is attributable to lower average cash balances and interest rates. Average cash balances and effective interest rates for the three months ended March 31, 2002 were approximately $23 million and 2.3% compared to $55 million and 4.2% for the same period in 2001.

         Cost of Operations: Cost of operations for the three months ended March 31, 2002 was $13,826,000 compared to $10,371,000 for the same period in 2001.
The increase is due primarily to the growth in the square footage of the Company's portfolio of properties. Cost of operations as a percentage of rental income is fairly consistent at 27.5% in 2002 compared to 27.0% in 2001.

         Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended March 31, 2002 was $13,978,000 compared to $9,646,000 for the same period in 2001. The increase is primarily due to depreciation expense on real estate facilities acquired or developed during 2001.

         General and Administrative Expense: General and administrative expense was $1,136,000 for the three months ended March 31, 2002 compared to $1,128,000 for the same period in 2001. Included in general and administrative costs are acquisition costs and abandoned transaction costs. Acquisition expenses were $163,000 and $203,000 for the three months ended March 31, 2002 and 2001, respectively.

         Interest Expense: Interest expense was $1,551,000 for the three months ended March 31, 2002 compared to $237,000 for the same period in 2001. The increase is primarily attributable to increased debt balances in 2002 due to the use of the Company's credit facilities to fund acquisitions completed during the fourth quarter of 2001. Interest expense of $144,000 and $412,000 was capitalized as part of building costs associated with properties under development during the three months ended March 31, 2002 and 2001 respectively.

         Gain on Disposition of Real Estate: Gain on sale of real estate was $5,366,000 for the three months ended March 31, 2002. The Company disposed of a property in San Diego for approximately $9 million in November 2001 and deferred a gain of $5,366,000 which was later recognized in 2002 when the buyer of the property obtained third party financing for the property and paid off its note to the Company.

         Gain on Investment in Marketable Securities: Gain on investments in marketable securities was $25,000 for the three months ended March 31, 2002 compared to $15,000 for the same period in 2001.

         Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $8,844,000 ($4,412,000 allocated to preferred unitholders and $4,432,000 allocated to common unitholders) for the three months ended March 31, 2002 compared to $6,423,000 ($3,187,000 allocated to preferred unitholders and $3,236,000 allocated to common unitholders) for the same period in 2001. The increase in minority interest in income is due primarily to the issuance of preferred operating partnership units during 2001 and higher earnings at the Operating Partnership level.

Liquidity and Capital Resources

         Net cash provided by operating activities for the three months ended March 31, 2002 and 2001 was $37,801,000 and $24,351,000, respectively.
Management believes that the Company's internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements and debt service requirements and to maintain the current level of distributions to shareholders.

         The following table summarizes the Company's cash flow from operating activities:

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                           -------------------------------
                                                                               2002              2001
                                                                           -------------     -------------
Net income..........................................................       $ 16,702,000      $ 11,465,000
Gain on sale of marketable securities...............................            (25,000)          (15,000)
Gain on disposal of properties......................................         (5,366,000)                -
Depreciation and amortization.......................................         13,978,000         9,646,000
Minority interest in income.........................................          8,844,000         6,423,000
Change in working capital...........................................          3,625,000        (3,168,000)
                                                                           -------------     -------------
Net cash provided by operating activities...........................         37,758,000        24,351,000

Maintenance capital expenditures....................................           (842,000)         (573,000)
Tenant improvements.................................................         (2,163,000)         (929,000)
Capitalized lease commissions.......................................           (858,000)         (391,000)
                                                                           -------------     -------------

Funds available for distributions to shareholders, minority interests,
  acquisitions and other corporate purposes.........................         33,895,000        22,458,000

Cash distributions to shareholders and minority interests...........        (20,722,000)      (13,249,000)
                                                                           -------------     -------------

Excess funds available for principal payments on debt, investments in
  real estate and other corporate purposes..........................       $ 13,173,000      $  9,209,000
                                                                           =============     =============

         The Company's capital structure is characterized by a low level of leverage. As of March 31, 2002, the Company had six fixed rate mortgage notes payable totaling $28,140,000, which represented 2.4% of its total capitalization (based on book value, including minority interest and debt). The weighted average interest rate for the mortgage notes is 7.50%.

         The Company used its short-term borrowing capacity to complete acquisitions totaling $303 million in 2001. The Company borrowed $100 million from its line of credit and $35 million from PSI. The remaining balance was funded from proceeds of the issuance of preferred stock and preferred units in the operating partnership totaling $116 million and existing cash of $52 million. During January 2002, the Company issued 2,000,000 depositary shares, each representing 1/1,000 of a share of 8 3/4% Cumulative Preferred Stock, Series F, resulting in net proceeds of $48.4 million. This was used to repay PSI and to increase financial flexibility.

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

         When interest rise from their historically low levels, the Company expects to return to its strategy of funding primarily with permanent capital, including the issuance of common and preferred stock, and internally generated retained cash flows and to a lesser extent with secured or unsecured debt. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its Credit Facility. The Company intends to repay amounts borrowed under the Credit Facility from undistributed cash flow or, as market conditions permit and as determined to be advantageous, from the public or private placement of preferred and common stock/OP units of the Company or Operating Partnership or the formation of joint ventures. The Company targets a leverage ratio of 40% (defined as debt and preferred equity as a percentage of market capitalization). In addition, the Company targets a ratio of Funds from Operations ("FFO") to combined fixed charges and preferred distributions of 3.0 to 1.0. As of March 31, 2002, the leverage ratio was 35% and the FFO to fixed charges and preferred distributions coverage ratio was 3.6 to 1.0.

         In September 2000, the Company extended its Credit Facility with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 6, 2003. The expiration date may be extended by one year on each anniversary of the Credit Facility upon request by the Company and approval by Wells Fargo Bank. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to
(i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.75% to LIBOR plus 1.35% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 1.00%). In addition, the Company is required to pay an annual commitment fee of 0.25% of the borrowing limit. As of March 31, 2002, the balance was fully utilized at $100 million.

         Funds from Operations: FFO is defined as net income, computed in accordance with generally accepted accounting principles ("GAAP"), before depreciation, amortization, minority interest in income, straight line rent adjustments and extraordinary or non-recurring items. FFO is presented because the Company considers FFO to be a useful measure of the operating performance of a REIT which, together with net income and cash flows provides investors with a basis to evaluate the operating and cash flow performances of a REIT. FFO does not represent net income or cash flows from operations as defined by GAAP. FFO does not take into consideration scheduled principal payments on debt or capital improvements. The Company believes that in order to facilitate a clear understanding of the Company's operating results, FFO should be analyzed in conjunction with net income as presented in the Company's consolidated financial statements included elsewhere in this Form 10-Q. Accordingly, FFO is not necessarily a substitute for cash flow or net income as a measure of liquidity or operating performance or ability to make acquisitions and capital improvements or ability to make distributions or debt principal payments.

         Also, FFO as computed and disclosed by the Company may not be comparable to FFO computed and disclosed by other REITs. FFO for the Company is computed as follows:

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                          --------------------------------
                                                                               2002              2001
                                                                          --------------    --------------
Net income allocable to common shareholders........................       $  13,085,000     $  10,193,000
  Less:  Gain on investment in marketable securities...............             (25,000)          (15,000)
  Less:  Gain on disposition of real estate........................          (5,366,000)                -
  Depreciation and amortization....................................          13,978,000         9,646,000
  Depreciation from joint venture..................................              20,000                 -
  Minority interest in income - common units.......................           4,432,000         3,236,000
  Less:  Straight-line rent adjustment.............................            (960,000)         (370,000)
                                                                          --------------    --------------

Consolidated FFO allocable to common shareholders and minority
interests..........................................................          25,164,000        22,690,000
FFO allocated to common minority interest - common units...........          (6,366,000)       (5,468,000)
                                                                          --------------    --------------

FFO allocated to common shareholders...............................       $  18,798,000     $  17,222,000
                                                                          ==============    ==============

         Capital Expenditures: On a recurring annual basis, the Company expects to expend between $0.90 and $1.20 per square foot in recurring capital expenditures ($13-$18 million based on square footage at March 31, 2002). In addition, the Company expects to make $19 million in additional capital expenditures in 2002. These investments include improvements to bring acquired properties up to the Company's standards of $6.6 million, first generation tenant improvements and leasing commissions on development properties of $7 million and the renovation of properties in Southern California, Northern Virginia, Arizona and Maryland totaling $5.4 million. During the three months ended March 31, 2002, the Company incurred approximately $8 million in capital expenditures. These included $3.9 million in maintenance capital expenditures, tenant improvements and capitalized leasing commissions, $0.5 million to bring acquired properties up to the Company's standards, $2.2 million in first generation tenant improvements and leasing commissions on developed properties and $1.4 million property renovations.

         Stock Repurchase: The Company's Board of Directors has authorized the repurchase from time to time of up to 4,500,000 shares of the Company's common stock on the open market or in privately negotiated transactions. The Company has not repurchased any common stock in 2002.

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

         Related Party Transactions: At March 31, 2002, PSI owns 25% of the outstanding shares of the Company's common stock (44% upon conversion of its interest in the Operating Partnership) and 25% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Ronald L. Havner, Jr., the Company's Chairman, President and Chief Executive Officer, is also an employee of PSI. As of December 31, 2001, the Company had $35 million in short-term borrowings from PSI. The notes bore interest at 3.25% and were repaid as of January 28, 2002. Finally, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs.

ITEM 2A. RISK FACTORS

         In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating our company and our business.

PSI has significant influence over us.
--------------------------------------

         PSI owns a substantial number of our shares and of the units of our operating partnership: At March 31, 2002, PSI and its affiliates owned 25% of the outstanding shares of our common stock (44% upon conversion of its interest in our operating partnership) and 25% of the outstanding common units of our operating partnership (100% of the common units not owned by us). Consequently, PSI has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the operating partnership. In addition, PSI's ownership may make it more difficult for another party to take over our company without PSI's approval.

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

         During 2001 and 2002, we were affected by the slowdown in economic activity in the United States in most of its primary markets. These effects were exacerbated by the terrorist attacks of September 11, 2001 and the related aftermath. These effects included a decline in occupancy rates and a reduction in market rates throughout the portfolio, slower than expected lease-up of our development properties, lower interest rates on invested cash and the expectation that insurance costs will rise as our policies have expired in March 2002. An extended economic slowdown will put additional downward pressure on occupancies and market rental rates and may lead to pressure for greater rent concessions, or generous tenant improvement allowances and higher broker commissions.

         We may encounter significant delays in reletting vacant space, resulting in losses of income: When leases expire, we will incur expenses and we may not be able to release the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. Our properties as of March 31, 2002 generally have lower vacancy rates than the average for the markets in which they are located, and leases for 32% of our space expire in 2002 or 2003 (leases for 53% of the space occupied by small tenants expire in such years). While we have estimated our cost of renewing leases that expire in 2002, our estimates could be wrong. If we are unable to release space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.

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

         Based on the results of the remedial investigation/feasibility study, ODEQ has selected a final remedy that would include permanent treatment of contaminants in the groundwater, including expanded groundwater extraction and treatment on all parcels of the former industrial property, including portions of Creekside Corporate Park. The estimated cost of this remedy is $2.8 million over a 30-year time period. In the event we are ultimately deemed responsible for any costs relating to this matter, we believe that the party from whom the property was purchased will be responsible for any expenses or liabilities that we may incur as a result of this contamination. In addition, we believe we may have recourse against other potentially responsible parties, including, but not limited to, one or both of the owner/operators of the adjacent industrial facility. However, if we are deemed responsible for any expenses related to removal or remedial actions on the property, and we are not successful in obtaining reimbursement from one or more third parties, our operations and financial condition could be harmed.

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

Our ability to control our properties may be adversely affected by ownership
----------------------------------------------------------------------------
through partnerships and joint ventures.
----------------------------------------

         We own most of our properties through our operating partnership. Our organizational documents do not limit our ability to invest funds with others in partnerships or joint ventures. During 2001, we entered into a joint venture arrangement that holds property subject to debt. This type of investment may present additional risks. For example, our partners may have interests that differ from ours or that conflict with ours, or our partners may become bankrupt. In addition, the joint venture may default on its debt, which we have guaranteed under certain circumstances. We believe this risk is mitigated by the low level of debt (57% of the cost in the joint venture) and the financial strength of our joint venture partner.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         To limit the Company's exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At March 31, 2002, the Company's debt as a percentage of shareholders' equity (based on book values) was 27.2%.

         The Company's market risk sensitive instruments include mortgage notes payable which totaled $28,140,000 at March 31, 2002. All of the Company's mortgage notes payable bear interest at fixed rates. See Note 6 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable as of March 31, 2002. Based on borrowing rates currently available to the Company, the carrying amount of debt approximates fair value.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On November 3, 1999, the Company filed an action titled PS Business Parks, Inc. v. Larry Howard et al. (Case No. BC219580) in Los Angeles Superior Court seeking damages in excess of $1 million. The complaint alleges that Mr. Howard and entities controlled by him engaged in unfair trade practices. Some of the Company's claims have been dismissed on summary adjudication, and the balance has been referred to the arbitration proceedings described below for adjudication. Mr. Howard filed a cross-complaint which the Company intends to vigorously contest and which is also in the process of being referred to arbitration for adjudication.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         12 Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

(b)      Reports on Form 8-K

         The Registrant filed a Current Report on Form 8-K dated January 30, 2002 (filed January 31, 2002) pursuant to Item 9, relating to Regulation FD Disclosure.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Dated:  May 3, 2002

                                 PS BUSINESS PARKS, INC.
                                 BY:/s/ Jack Corrigan
                                    -----------------
                                    Jack Corrigan
                                    Vice President and Chief Financial Officer