Form 10-Q
period 2002-06-30
PS BUSINESS PARKS INC/CA
filed 2002-08-14
CIK 866368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

                                       or

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


       Registrant's telephone number, including area code: (818) 244-8080
                                                            -------------







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

Number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 2002:

Common Stock, $0.01 par value, 21,552,449 shares outstanding

                             PS BUSINESS PARKS, INC.

                                      INDEX

                                                                                                        Page
PART I.  FINANCIAL INFORMATION                                                                          ----


   Item 1.  Financial Statements

     Condensed   Consolidated   Balance   Sheets  as  of  June  30,  2002  and   December   31,
     2001.......................................................................................           2

     Condensed  Consolidated  Statements  of Income for the Three and Six Months Ended June 30,
     2002 and 2001..............................................................................           3

     Condensed Consolidated Statement of Shareholders' Equity for the Six Months Ended June
     30, 2002...................................................................................           4

     Condensed  Consolidated  Statements  of Cash Flows for the Six Months  Ended June 30, 2002
     and 2001...................................................................................           5

     Notes to Condensed Consolidated Financial Statements.......................................           7

   Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results  of
   Operations...................................................................................           21

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........................           39


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings...................................................................           40

   Item 4.  Submission of Matters to a Vote of Security Holders.................................           40

   Item 6.  Exhibits and Reports on Form 8-K....................................................           41


                             PS BUSINESS PARKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      June 30,              December 31,
                                                                                        2002                    2001
                                                                               ----------------------   -------------------
                                                                                     (unaudited)
                                                          ASSETS
                                                          ------

Cash and cash equivalents......................................                  $       704,000         $     3,076,000
Marketable securities..........................................                        5,784,000               9,134,000

Real estate facilities, at cost:
     Land......................................................                      288,799,000             288,792,000
     Buildings and equipment...................................                      962,537,000             948,899,000
                                                                               ----------------------   -------------------
                                                                                   1,251,336,000           1,237,691,000
     Accumulated depreciation..................................                     (149,748,000)           (121,609,000)
                                                                               ----------------------   -------------------
                                                                                   1,101,588,000           1,116,082,000
Property held for disposition, net.............................                        9,629,000               9,498,000
Land held for development or sale..............................                       11,378,000              10,629,000
                                                                               ----------------------   -------------------
                                                                                   1,122,595,000           1,136,209,000

Investment in joint venture....................................                          764,000                 974,000
Rent receivable................................................                        1,860,000                 745,000
Interest receivable............................................                            5,000                 137,000
Note receivable................................................                          200,000               7,450,000
Deferred rent receivables......................................                       11,338,000               9,601,000
Intangible assets, net.........................................                          528,000                 679,000
Other assets...................................................                        2,625,000               1,950,000
                                                                               ----------------------   -------------------
              Total assets.....................................                  $ 1,146,403,000         $ 1,169,955,000
                                                                               =======================  ===================

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
                                           ------------------------------------

Accrued and other liabilities.....................................               $    36,852,000         $    39,822,000
Deferred gain on property disposition.............................                             -               5,366,000
Line of credit....................................................                    10,000,000             100,000,000
Unsecured note payable............................................                    50,000,000                       -
Note payable to affiliate.........................................                             -              35,000,000
Mortgage notes payable............................................                    27,932,000              30,145,000
                                                                               ----------------------   -------------------
         Total liabilities........................................                   124,784,000             210,333,000

Minority interest:
         Preferred units..........................................                   197,750,000             197,750,000
         Common units.............................................                   165,197,000             162,141,000

Shareholders' equity:
   Preferred stock, $0.01 par value, 50,000,000 shares authorized, 6,840 shares issued and outstanding at June 30, 2002 (4,840
     shares issued and outstanding at December 31, 2001).............                170,988,000             121,000,000
   Common  stock,  $0.01  par  value,  100,000,000  shares  authorized,
     21,549,449   shares  issued  and  outstanding  at  June  30,  2002
     (21,539,783 shares issued and outstanding at December 31, 2001)                     215,000                 215,000
   Paid-in capital................................................                   421,083,000             422,161,000
   Cumulative net income..........................................                   205,034,000             174,860,000
   Comprehensive gain.............................................                        13,000                 108,000
   Cumulative distributions.......................................                  (138,661,000)           (118,613,000)
                                                                               ----------------------   -------------------
         Total shareholders' equity...............................                   658,672,000             599,731,000
                                                                               ----------------------   -------------------
              Total liabilities and shareholders' equity..........               $ 1,146,403,000         $ 1,169,955,000
                                                                               ======================   ===================

                             See accompanying notes.
                                       2

                             PS BUSINESS PARKS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 For the Three Months                   For the Six Months
                                                                    Ended June 30,                        Ended June 30,
                                                        --------------------------------------- -----------------------------------
                                                                2002               2001               2002              2001
                                                        -------------------- ------------------ ----------------- -----------------
Revenues:
   Rental income.................................         $   50,930,000      $   40,281,000     $  101,274,000    $   78,674,000
   Facility management fees primarily from
    affiliates...................................                191,000             168,000            386,000           329,000
   Business services.............................                 28,000              76,000             69,000           233,000
   Equity in income of joint venture.............                207,000                   -            249,000                 -
   Interest and other income.....................                355,000             557,000            600,000         1,321,000
                                                        -------------------- ------------------ ----------------- -----------------
                                                              51,711,000          41,082,000        102,578,000        80,557,000
                                                        -------------------- ------------------ ----------------- -----------------
Expenses:
  Cost of operations.............................             13,626,000          10,475,000         27,452,000        20,846,000
  Cost of facility management....................                 45,000              37,000             90,000            73,000
  Cost of business services......................                112,000             129,000            288,000           313,000
  Depreciation and amortization..................             14,313,000           9,733,000         28,290,000        19,379,000
  General and administrative.....................              1,068,000             992,000          2,204,000         2,120,000
   Interest expense..............................              1,432,000             157,000          2,983,000           394,000
                                                        -------------------- ------------------ ----------------- -----------------
                                                              30,596,000          21,523,000         61,307,000        43,125,000
                                                        -------------------- ------------------ ----------------- -----------------

Income before gain on disposal of real estate,
gain on investments and minority interest........             21,115,000          19,559,000         41,271,000        37,432,000
  Gain on disposition of real estate.............                      -                   -          5,366,000                 -
  Gain on investment in marketable securities....                      -                   -             25,000            15,000
Income before minority interest..................             21,115,000          19,559,000         46,662,000        37,447,000

  Minority interest in income - preferred units..             (4,413,000)         (3,186,000)        (8,825,000)       (6,373,000)
  Minority interest in income - common units.....             (3,230,000)         (3,543,000)        (7,663,000)       (6,779,000)
                                                        -------------------- ------------------ ----------------- -----------------
Net income.......................................         $   13,472,000      $   12,830,000     $   30,174,000    $   24,295,000
                                                        ==================== ================== ================= =================
Net income allocation:
  Allocable to preferred shareholders............         $    3,933,000      $    1,903,000     $    7,550,000    $    3,175,000
  Allocable to common shareholders...............              9,539,000          10,927,000         22,624,000        21,120,000
                                                        -------------------- ------------------ ----------------- -----------------
                                                          $   13,472,000      $   12,830,000     $   30,174,000    $   24,295,000
                                                        ==================== ================== ================= =================
Net income per common share:
  Basic..........................................         $        0.44       $        0.48      $        1.05     $        0.93
                                                        ==================== ================== ================= =================
  Diluted........................................         $        0.44       $        0.48      $        1.04     $        0.92
                                                        ==================== ================== ================= =================

Weighted average common shares outstanding:
  Basic..........................................             21,549,000          22,610,000         21,546,000        22,814,000
                                                        ==================== ================== ================= =================
  Diluted........................................             21,799,000          22,679,000         21,774,000        22,885,000
                                                        ==================== ================== ================= =================

                             See accompanying notes.
                                       3

                             PS BUSINESS PARKS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED June 30, 2002
                                   (Unaudited)


                                                            Preferred Stock                Common Stock
                                                         ----------------------      ---------------------------    Paid-in
                                                          Shares     Amount            Shares         Amount        Capital
                                                         -------- -------------      ------------ -------------- ---------------
     Balances at December 31, 2001............             4,840   $121,000,000       21,539,783    $  215,000     $422,161,000

       Issuance of preferred stock............             2,000     50,000,000                -             -       (1,674,000)
       Repurchase of preferred stock..........                 -        (12,000)               -             -                -
       Exercise of stock options..............                 -              -            9,666             -          226,000
       Unrealized loss - depreciation in
          marketable securities...............                 -              -                -             -                -
        Net income............................                 -              -                -             -                -
        Distributions paid:
            Preferred stock...................                 -              -                -             -                -
            Common stock......................                 -              -                -             -                -
        Adjustment  to reflect  minority  interest
          to underlying ownership interest.......              -              -                -             -          370,000
                                                         -------- -------------      ------------ -------------- ---------------
     Balances at June 30, 2002................             6,840   $170,988,000       21,549,449    $  215,000     $421,083,000
                                                         ======== =============      ============ ============== ===============



                                                                             Other
                                                        Cumulative       Comprehensive         Cumulative        Shareholders'
                                                        Net Income            Loss           Distributions          Equity
                                                      ----------------  ----------------  ------------------- ------------------
     Balances at December 31, 2001............         $174,860,000         108,000         $(118,613,000)      $ 599,731,000

       Issuance of preferred stock............                    -               -                     -          48,326,000
       Repurchase of preferred stock..........                    -               -                     -             (12,000)
       Exercise of stock options..............                    -               -                     -             226,000
       Unrealized loss - depreciation in
          marketable securities...............                    -         (95,000)                    -             (95,000)

        Net income............................           30,174,000               -                     -          30,174,000
        Distributions paid:
            Preferred stock...................                    -               -            (7,550,000)         (7,550,000)
            Common stock......................                    -               -           (12,498,000)        (12,498,000)
        Adjustment  to reflect  minority  interest
          to underlying ownership interest.......                 -               -                                   370,000
                                                      ----------------  ----------------  ------------------- ------------------
     Balances at June 30, 2002................         $205,034,000       $  13,000         $(138,661,000)      $ 658,672,000
                                                      ================  ================  =================== ==================

                             See accompanying notes.
                                       4

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                           ------------------------------------------
                                                                                   2002                   2001
                                                                           --------------------- --------------------
Cash flows from operating activities:
   Net income.......................................................        $    30,174,000       $    24,295,000
   Adjustments  to  reconcile  net  income to net cash  provided  by operating activities:
       Gain on sale of marketable securities........................                (25,000)              (15,000)
       Gain on disposition of properties............................             (5,366,000)                    -
       Gain on disposition of joint venture properties..............               (148,000)                    -
       Depreciation and amortization expense........................             28,290,000            19,379,000
       Minority interest in income..................................             16,488,000            13,152,000
       Increase in receivables and other assets.....................             (3,543,000)             (495,000)
       Increase in accrued and other liabilities....................              1,356,000             3,445,000
                                                                           --------------------- --------------------
            Total adjustments.......................................             37,052,000            35,466,000
                                                                           --------------------- --------------------

         Net cash provided by operating activities..................             67,226,000            59,761,000
                                                                           --------------------- --------------------
Cash flows from investing activities:
       Investment in marketable securities..........................                      -            (9,440,000)
       Proceeds from sale of joint venture properties...............                553,000                     -
       Proceeds from liquidation of investments.....................              3,232,000             6,079,000
       Acquisition of real estate facilities........................               (728,000)          (90,425,000)
       Proceeds from note receivable................................              7,250,000                     -
       Capital improvements to real estate facilities...............            (11,194,000)           (3,840,000)
       Development of real estate facilities........................             (2,603,000)           (7,626,000)
                                                                           --------------------- --------------------
         Net cash used in investing activities......................             (3,490,000)         (105,252,000)
                                                                           --------------------- --------------------
Cash flows from financing activities:
       Proceeds from unsecured note payable.........................             50,000,000                     -
       Repayment of borrowings from line of credit..................            (90,000,000)                    -
       Principal payments on mortgage notes payable.................             (2,213,000)             (408,000)
       Repayment of borrowings from an affiliate....................            (35,000,000)                    -
       Net proceeds from the issuance of preferred stock............             48,326,000            64,526,000
       Redemption of common operating partnership units.............                      -              (808,000)
       Exercise of stock options....................................                226,000             1,331,000
       Repurchase of common stock...................................                      -           (17,391,000)
       Repurchase of preferred stock................................                (12,000)                    -
       Distributions paid to preferred shareholders.................             (7,550,000)           (3,175,000)
       Distributions paid to minority interests - preferred units...             (8,824,000)           (6,373,000)
       Distributions paid to common shareholders....................            (15,729,000)          (13,214,000)
       Distributions paid to minority interests - common units......             (5,332,000)           (4,238,000)
                                                                           --------------------- --------------------
         Net cash provided by (used in) financing activities........            (66,108,000)           20,250,000
                                                                           --------------------- --------------------
Net decrease in cash and cash equivalents...........................             (2,372,000)          (25,241,000)

Cash and cash equivalents at the beginning of the period............              3,076,000            49,295,000
                                                                           --------------------- --------------------

Cash and cash equivalents at the end of the period..................        $       704,000       $    24,054,000
                                                                           ===================== ====================

                             See accompanying notes.
                                       5

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   For the Six Months
                                                                                     Ended June 30,
                                                                          ---------------------------------
                                                                                2002             2001
                                                                          ---------------- ----------------
Supplemental schedule of non cash investing and financing
  activities:

Adjustment to reflect minority interest to underlying ownership interest:
        Minority interest - common units................................    $  (370,000)    $  (1,184,000)
        Paid-in capital.................................................        370,000         1,184,000

Unrealized gain/loss:
        Marketable securities...........................................         95,000           836,000
        Other comprehensive (loss) income...............................        (95,000)         (836,000)


                             See accompanying notes.
                                       6

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2002



1.   Organization and description of business

     PS Business Parks, Inc. ("PSB") was incorporated in the state of California in 1990. As of June 30, 2002, PSB owned approximately 75% of the common partnership units of PS Business Parks, L.P. (the "Operating Partnership" or "OP"). The remaining common partnership units were owned by Public Storage, Inc. ("PSI") and its affiliated entities. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the "Company."

     The Company is a fully-integrated, self-advised and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of June 30, 2002, the Company owned and operated approximately 14.8 million net rentable square feet of commercial space located in 9 states. The Company also managed approximately 1.7 million net rentable square feet on behalf of PSI and its affiliated entities, third party owners and a joint venture in which the Company held a 25% ownership interest (See Note 2).

2.   Summary of significant accounting policies

     Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, adjustments necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The condensed consolidated financial statements include the accounts of PSB and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

     Financial instruments

     The methods and assumptions used to estimate the fair value of financial instruments are described below. The Company has estimated the fair value of financial instruments using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop estimates of market value. Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2002


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

     Marketable securities

     Marketable securities are classified as "available-for-sale" in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments are reflected on the balance sheet at fair market value based upon the quoted market price. The unrealized gain of $13,000 is excluded from earnings and reported in a separate component of shareholders' equity. Dividend income is recognized when earned.

     Real estate facilities

     Real estate facilities are recorded at cost. Costs related to the renovation or improvement of the properties are capitalized. Expenditures for repairs and maintenance are expensed as incurred unless the expenditure is expected to benefit a period greater than 30 months and exceeds $5,000. Buildings and equipment are depreciated on the straight-line method over the estimated useful lives, which are generally 30 and 5 years, respectively. Leasing costs in excess of $1,000 for leases with terms greater than two years are capitalized and depreciated/amortized over their estimated useful lives. Leasing costs for leases less than two years or less than $1,000 are expensed as incurred.

     Interest cost and property taxes incurred during the period of construction of real estate facilities are capitalized. The Company capitalized $288,000 and $898,000 of interest expense during the six months ended June 30, 2002 and 2001, respectively. As of June 30, 2002, all developed properties had been shell complete for at least one year. The Company has, therefore, discontinued capitalization of interest on these facilities.

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2002

     Investment in joint venture

     In October 2001, the Company formed a joint venture with an unaffiliated investor to own and operate an industrial park in the City of Industry submarket of Los Angles County. The park, consisting of 294,000 square feet of industrial space, was acquired by the Company in December 2000 at a cost of approximately $14.4 million. The property was contributed to the joint venture at its original cost. The partnership is capitalized with equity capital consisting of 25% from the Company and 75% from the unaffiliated investor in addition to a mortgage note payable.

     In May 2002, the joint venture disposed of two properties totaling 47,000 square feet for approximately $3 million ($2.8 million net of closing costs). The Company recognized its 25% share of the gain on the dispositions totaling $148,000 ($576,000 for the joint venture). The joint venture may dispose of additional properties.

     Summarized below is financial data for the joint venture as of June 30, 2002.

                                                              For the six months
                                                               and period ended
                                                                June 30, 2002
                                                              ------------------
          Total revenues....................................    $   935,000
          Gain on sale of real estate.......................    $   576,000

          Cost of operations................................        254,000
          Depreciation and amortization.....................        158,000
          Interest expense..................................        193,000
          Other expenses....................................          4,000
                                                              ------------------
            Total expenses..................................        609,000
                                                              ------------------
            Net income......................................    $   902,000
                                                              ==================
           ---------------------------------------------------------------------

           Real estate, net.................................    $12,571,000
           Total assets.....................................     14,592,000

           Notes payable....................................      5,775,000
           Total liabilities................................      8,485,000
           Partner's equity.................................      6,107,000

           The Company's investment at June 30, 2002........    $   764,000


The joint venture has a variable rate mortgage obligation of $5,775,000, which currently bears interest at 5.45% per annum and is due on November 1, 2005. Under certain conditions, the Company has guaranteed repayment of the mortgage. The Company's investment is accounted for under the equity method in accordance with APB 18, "Equity Method of Accounting for Investments." In accordance with APB 18, the Company's share of the debt is netted against its share of the assets in determining the investment in the joint venture of $764,000 and is not included in the Company's total liabilities.

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2002


     Intangible assets

     Intangible assets consist of property management contracts for properties managed, but not owned, by the Company. The intangible assets are being amortized over seven years. Intangible assets are net of accumulated amortization of $1,629,000 and $1,477,000 at June 30, 2002 and December 31, 2001, respectively.

     Evaluation of asset impairment

     The Company evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition. Assets held for disposition are reported at the lower of their carrying amount or fair value, less cost of dispositions. At June 30, 2002, no such indicators of impairment have been identified.

     Loan from affiliate

     The Company borrowed an aggregate of $35 million from PSI in 2001. The note bore interest at 3.25% (per annum) and was repaid along with accrued interest expense of $76,000 in January 2002. A portion of the proceeds from the Series F preferred stock issuance described in Note 9 was used to repay the note.

     Revenue and expense recognition

     All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Deferred rent receivables represents rental revenue accrued on a straight-line basis in excess of rental revenue currently billed. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

     Property management fees are recognized in the period earned.

     The Company disposed of a property in San Diego for approximately $9 million in November 2001 and deferred a gain of $5,366,000 which was later recognized in 2002 when the buyer of the property obtained third party financing for the property and paid off most of its note to the Company. The note receivable balance remaining as of June 30, 2002 and December 31, 2002 was $200,000 and $7,450,000, respectively.

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2002


     General and administrative expense

     General and administrative expense includes executive compensation, office expense, professional fees, state income taxes, cost of acquisition personnel and other such administrative items.

     Income taxes

     The Company believes it has qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REIT's are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organizational and operating requirements to maintain its REIT status during 2001 and intends to continue to meet such requirements for 2002. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

     Net income per common share

     Per share amounts are computed using the number of weighted average common shares outstanding. "Diluted" weighted average common shares outstanding includes the dilutive effect of stock options under the treasury stock method. "Basic" weighted average common shares outstanding excludes such effect. Earnings per share have been calculated as follows:



                                                                       For the Three Months              For the Six Months
                                                                          Ended June 30,                   Ended June 30,
                                                                ---------------------------------- ---------------------------------
                                                                       2002             2001            2002             2001
                                                                ----------------- ---------------- ----------------- ---------------
Net income allocable to common shareholders....................  $    9,539,000    $  10,927,000    $  22,624,000    $  21,120,000
                                                                ================= ================ ================= ===============

Weighted average common shares outstanding:

   Basic weighted average common shares outstanding............      21,549,000       22,610,000       21,546,000       22,814,000
   Net effect of  dilutive  stock  options - based on  treasury
     stock method using average market price...................         250,000           69,000          228,000           71,000
                                                                ----------------- ---------------- ----------------- ---------------
   Diluted weighted average common shares outstanding..........      21,799,000       22,679,000       21,774,000       22,885,000
                                                                ================= ================ ================= ===============

Basic earnings per common share................................  $         0.44    $        0.48    $        1.05    $        0.93
                                                                ================= ================ ================= ===============
Diluted earnings per common share..............................  $         0.44    $        0.48    $        1.04    $        0.92
                                                                ================= ================ ================= ===============


     Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements for 2001 in order to conform to the 2002 presentation.

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2002


3.   Real estate facilities

     The activity in real estate facilities for the six months ended June 30, 2002 is as follows:

                                                                                 Accumulated
                                                Land            Buildings        Depreciation          Total
                                         ------------------- ----------------- ------------------ -----------------
     Balances at December 31, 2001......   $   288,792,000   $   948,899,000    $  (121,609,000)  $ 1,116,082,000
     Developed projects.................             7,000         2,596,000                  -         2,603,000
     Capital improvements...............                 -        11,042,000                  -        11,042,000
     Depreciation expense...............                 -                 -        (28,139,000)      (28,139,000)
                                         ------------------- ----------------- ------------------ -----------------
     Balances at June 30, 2002..........   $   288,799,000   $   962,537,000    $  (149,748,000)  $ 1,101,588,000
                                         =================== ================= ================== =================


     During the six months ended June 30, 2002, the Company incurred $2,603,000 in development costs.

     Two properties have been identified as not meeting the Company's ongoing investment strategy and have been designated as a properties held for disposition at June 30, 2002. These properties are currently being marketed and the Company anticipates the net proceeds to approximate book value. The following summarizes the condensed results of operations of the properties held for disposition which are also included in the condensed consolidated statements of income:

                                                 For the Six Months
                                                    Ended June 30,
                                         -----------------------------------
                                               2002               2001
                                         ---------------- ------------------
        Rental income...................  $  1,125,000      $   1,179,000
        Cost of operations..............      (733,000)          (713,000)
                                         ---------------- ------------------
        Net operating income............  $    392,000      $     466,000
                                         ================ ==================

     The Company may, at times, bring properties to market for disposition that it may or may not ultimately sell. These properties are not included in properties held for disposition due to the probability that the disposition will not occur and the intent to maintain a management interest in the property (see note 12).



4.   Leasing activity

     The Company leases space in its real estate facilities to tenants under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues excluding recovery of expenses as of June 30, 2002 under these leases are as follows:

               2002 (July - December)..............         $   81,156,000
               2003................................            148,215,000
               2004................................            115,270,000
               2005................................             82,107,000
               2006................................             50,552,000
               Thereafter..........................             83,069,000
                                                           ------------------
                                                            $  560,369,000
                                                           ==================

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2002


     In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $14,098,000 and $11,038,000 for the six months ended June 30, 2002 and 2001, respectively. These amounts are included as rental income and cost of operations in the accompanying condensed consolidated statements of income. Approximately 7% of the leased square footage have lease termination options with approximately 3% exercisable through December 31, 2003. In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

5.   Bank Loans

     In September 2000, the Company extended its unsecured line of credit (the "Credit Facility") with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 6, 2003. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or
     (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.75% to LIBOR plus 1.35% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 1.00%). In addition, the Company is required to pay an annual commitment fee of 0.25% of the borrowing limit. The Company had drawn $10 million and $100 million on its line of credit at June 30, 2002 and December 31, 2001, respectively.

     The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.50 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively,
     (iii) maintain a minimum total shareholders' equity (as defined) and (iv) limit distributions to 95% of funds from operations (as defined)for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company's unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at June 30, 2002.

     In February 2002, the Company entered into a seven year $50 million unsecured term note agreement with Fleet National Bank. The note bears interest at LIBOR plus 1.45% per annum and is due on February 20, 2009. The Company paid a one-time facility fee of 0.35% or $175,000 for the loan. The Company used the proceeds from the loan to reduce the amount drawn on the Credit Facility. During July, 2002, the Company entered into an interest rate swap transaction which resulted in a fixed rate for the term loan through July, 2004 at 4.46% per annum.

     The unsecured note requires the Company to meet covenants that are substantially the same as the covenants in the Credit Facility. The Company was in compliance with the note covenants at June 30, 2002.

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2002

6.   Mortgage notes payable


     Mortgage notes consist of the following:                                    June 30,          December 31,
                                                                                   2002                2001
                                                                            ------------------- --------------------
     7.050% mortgage note, principal and interest payable  monthly,  due
          May 2006......................................................      $    8,271,000     $    8,374,000
     8.190% mortgage note, principal and interest payable  monthly,  due
          March 2007....................................................           6,177,000          6,283,000
     7.290% mortgage note, principal and interest payable  monthly,  due
          February 2009.................................................           6,107,000          6,164,000
     7.280% mortgage note, principal and interest payable  monthly,  due
          February 2003.................................................           3,992,000          4,059,000
     8.000% mortgage note, principal and interest payable  monthly,  due
          April 2003....................................................           1,881,000          1,930,000
     8.500% mortgage note, principal and interest payable  monthly,  due
          July 2007.....................................................                   -          1,797,000
     8.000% mortgage note, principal and interest payable  monthly,  due
          April 2003....................................................           1,504,000          1,538,000
                                                                            ------------------- --------------------
                                                                                 $27,932,000        $30,145,000
                                                                            =================== ====================


     At June 30, 2002, approximate principal maturities of mortgage notes payable are as follows:

               2002 (July - December)..............         $      428,000
               2003................................              7,811,000
               2004................................                631,000
               2005................................                680,000
               2006................................              7,890,000
               Thereafter..........................             10,492,000
                                                           -----------------
                                                            $   27,932,000
                                                           =================

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2002

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

     A limited partner cannot exercise its redemption right if delivery of shares of PSB common stock would be prohibited under the applicable articles of incorporation, or if the general partner believes that there is a risk that delivery of shares of common stock would cause the general partner to no longer qualify as a REIT, would cause a violation of the applicable securities laws, or would result in the Operating Partnership no longer being treated as a partnership for federal income tax purposes.

     At June 30, 2002, there were 7,305,355 common units owned by PSI and affiliated entities and which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at June 30, 2002, the minority interest units would convert into approximately 25% of the common shares outstanding. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests' equity in the Company.

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2002


     Preferred partnership units

     Through the Operating Partnership, the Company has issued the following preferred units in separate private placement transactions:


                                                  Number of                          Preferred
          Date of Issuance         Series          Units          Face Value      Distribution Rate
     --------------------------- ----------- ----------------- ------------------ ------------------
     April 1999                   Series B              510      $  12,750,000         8 7/8%
     September 1999               Series C            3,200         80,000,000         8 3/4%
     September 2001               Series E            2,120         53,000,000         9 1/4%
     September 1999               Series X            1,600         40,000,000         8 7/8%
     July 2000                    Series Y              480         12,000,000         8 7/8%
                                             ----------------- ------------------
                                                      7,910      $ 197,750,000
                                             ================= ==================


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

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2002


9.   Shareholders' equity

     Preferred stock

     The Company issued the following series of preferred stock in separate public placement transactions:



                                                  Number of                          Preferred
          Date of Issuance         Series          Units          Face Value      Distribution Rate
     --------------------------- ----------- ----------------- ------------------ ------------------
     April 1999                   Series A            2,200      $  55,000,000         9 1/4%
     September 1999               Series D            2,640         66,000,000         9 1/2%
     September 2001               Series F            2,000         50,000,000         8 3/4%
                                             ----------------- ------------------
                                                      6,840      $ 171,000,000
                                             ================= ==================


     Holders of the Company's preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company's Board of Directors until all events of default have been cured. At June 30, 2002, there were no dividends in arrears.

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

     The Company may re-purchase shares of its preferred stock from time to time on the open market in separately negotiated transactions. During the quarter ended June 30, 2002, the Company repurchased 500 shares of Series D preferred stock with a face value of $12,500 for $12,823 or $25.65 per share.

     The Company paid $7,550,000 and $3,175,000 in distributions to its preferred shareholders for the six months ended June 30, 2002 and 2001, respectively.

     Common Stock

     The Company's Board of Directors has authorized the repurchase from time to time of up to 4,500,000 shares of the Company's common stock on the open market or in privately negotiated transactions. For the six months ended June 30, 2002, the Company has not repurchased any common stock. Since the inception of the program (March 2000), the Company has repurchased an aggregate total of 2,321,711 shares of common stock at an aggregate cost of approximately $60.5 million (average cost of $26.06 per share).

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

     The Company paid $12,498,000 ($0.58 per common share) and $13,214,000 ($0.58 per common share) in distributions to its common shareholders for the six months ended June 30, 2002 and 2001, respectively. Pursuant to restrictions imposed by the Credit Facility, distributions may not exceed 95% of funds from operations, as defined, for any four consecutive quarters.

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2002

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

10.  Recent accounting pronouncements

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the disposal of long-lived assets and becomes effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002 and its adoption did not have a significant impact on the Company's consolidated financial statements.

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

     The Company acquired a property in Beaverton, Oregon ("Creekside Corporate Park") in May 1998. A portion of Creekside Corporate Park, as well as properties adjacent to Creekside Corporate Park, were the subject of an environmental investigation conducted by two current and past owner/operators of an industrial facility on adjacent property, pursuant to an Order on Consent issued by the Oregon Department of Environmental Quality ("ODEQ"). Results of that investigation indicate that the contamination from the industrial facility has migrated onto portions of Creekside Corporate Park owned by the Company. There is no evidence that the Company's past or current use of the Creekside Corporate Park property contributed in any way to the contamination that is the subject of the current investigation, nor has the ODEQ alleged any such contribution.

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

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2002

     ODEQ has commenced negotiations with the two owner/operators and the Company, along with other similarly situated owners of property adjacent to the industrial facility, to reach a settlement pursuant to which the selected remedy be implemented. It is possible that the ODEQ could require the Company to participate in the implementation of removal or remedial actions that may be required on the Company's property, or to pay a portion of the costs to do so. One of the two owner/operators that conducted the investigation filed for Chapter 11 bankruptcy protection. It is not clear at this point what impact, if any, this filing will have on the negotiations regarding remedy implementation.

     In the event the Company is ultimately deemed responsible for any costs relating to this matter, the Company believes that it may have recourse against the party from whom the property was purchased. In addition, the Company believes it may have recourse against other potentially responsible parties, including, but not limited to, one or both of the owner/operators of the adjacent industrial facility. Based on recent discussions with the ODEQ and other potentially responsible parties, the Company has estimated its share of the costs of the remediation at $250,000. The Company has accrued these estimated costs and included the expense in general and administrative costs.

     Although environmental investigations conducted to date on other properties owned by the Company have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, and the Company is not aware of any such liability, it is possible that these investigations did not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. No assurances can be given that (i) future laws, ordinances, or regulations will not impose any
     material  environmental   liability,  or  (ii)  the  current  environmental
     condition of the Company's properties has not been, or will not be, affected by tenants and occupants of the Company's properties, by the condition of properties in the vicinity of the Company's properties, or by third parties unrelated to the Company.

     On November 3, 1999, the Company filed an action titled PS Business Parks, Inc. v. Larry Howard et al. (Case No. BC219580) in Los Angeles Superior Court seeking damages in excess of $1 million. The complaint alleges that Mr. Howard and entities controlled by him engaged in unfair trade practices. Some of the Company's claims have been dismissed on summary adjudication, and the balance has been referred to the arbitration
     proceedings   described  below  for   adjudication.   Mr.  Howard  filed  a
     cross-complaint which the Company contested vigorously. Mr. Howard's cross-complaint has been dismissed in binding arbitration.

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

                            PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2002


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

12.  Subsequent Event

     During July, 2002, the Company entered into contracts to sell four properties located in Texas, Kansas and Maryland totaling 386,000 square feet. These properties include the two properties held for disposition (see note 3). Net proceeds are expected to be approximately $23,825,000. Upon the completion of the dispositions at the contracted sales price, the Company will recognize gains on these dispositions totaling approximately $3,000,000. There can be no assurance that these sales will be completed or that the net proceeds or gains will be recognized. The following summarizes the condensed results of operations of these properties under contract that were not held for disposition at June 30, 2002. See note 3 for condensed results of operations for those held for disposition at June 30, 2002

                                                 For the Six Months
                                                    Ended June 30,
                                         -----------------------------------
                                               2002               2001
                                         ---------------- ------------------
        Rental income...................  $    989,000      $     974,000
        Cost of operations*.............      (276,000)          (272,000)
                                         ---------------- ------------------
        Net operating income............  $    713,000      $     702,000
                                         ================ ==================


* Does not include depreciation expense of $230,000 for the six months ended June 30, 2002 and 2001.

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

Overview
--------

         Critical Accounting Policies and Estimates: Our significant accounting policies are described in Note 2 to the condensed consolidated financial statements included in this Form 10-Q. We believe our most critical accounting policies relate to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, and depreciation, each of which we discuss below.

         Revenue Recognition: We recognize revenue in accordance with Staff Accounting Bulletin No. 101 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements (SAB 101), as amended. SAB 101 requires that four basic criteria must be met before revenue can be recognized.

         - persuasive evidence of an arrangement exists;
         - delivery has occurred or services rendered;
         - the fee is fixed and determinable; and
         - collectibility is reasonably assured.

         Allowance for Doubtful Accounts: Rental revenue from our tenants is our principal source of revenue. We monitor the collectibility of our receivable balances including the deferred rent receivable on an on-going basis. Based on these reviews, we establish a provision, and maintain an allowance, for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. An allowance for doubtful accounts is recorded during each period and is netted against rental revenue in our consolidated statements of operations. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on our consolidated balance sheets. If we incorrectly determine the collectibility of our revenue, the timing and amount of our reported revenue could be affected.

         Impairment of Long-Lived Assets: Under GAAP, we are required to record at fair value any of our long-lived assets that we have determined to be permanently impaired. Our long-lived assets consist primarily of our investments in real estate. The fair value of our investments in real estate depends on the future cash flows from operations of the properties. In assessing potential impairment for our investments, we consider that factor. If the estimated future cash flow of the property results in a determination that the fair value is less than our carrying value, an impairment may be recognized if we determine the loss to be permanent. As of June 30, 2002, the Company does not consider any of its long-lived assets to be impaired. An impairment loss could have a material adverse impact on our financial condition and results of operations.

         Depreciation: We compute depreciation on our buildings and equipment using the straight-line method based on estimated useful lives of generally 30 and 5 years. A significant portion of the acquisition cost of each property is allocated to building and building components (usually 80-85%). The allocation of the acquisition cost to building and its components and the determination of the useful life are based on management's estimates. If we do not allocate appropriately to building or related components or incorrectly estimate the useful life of our properties, the timing and/or the amount of depreciation expense will be affected. In addition, the net book value of real estate assets could be over or understated. The statement of cash flows, however, would not be affected.

         Accruals of Operating Expenses: The Company accrues for property tax expenses, performance bonuses and other operating expenses each quarter based on historical trends and anticipated disbursements. If these estimates are incorrect, the timing of expense recognition will be affected.


         Effect of Economic Conditions on the Company's Operations: During 2001 and continuing into 2002, the Company has been affected by the slowdown in economic activity in the United States in most of its primary markets. These effects were exacerbated by the terrorist attacks of September 11, 2001 and the related aftermath. These effects include a decline in occupancy rates, a reduction in market rental rates throughout the portfolio and slower than expected lease-up of the Company's development properties.

         The reduction in occupancies and market rental rates has been the result of several factors related to general economic conditions. There are more businesses contracting than expanding, more businesses failing than starting-up and general uncertainty for businesses, resulting in slower decision-making and requests for shorter-term leases. There is also more competing vacant space, including substantial amounts of sub-lease space, in many of the Company's markets. Many of the Company's properties have lower vacancy rates than the average rates for the markets in which they are located; consequently, the Company may have difficulty in maintaining its occupancy rates as leases expire. An extended economic slowdown will put additional downward pressure on occupancies and market rental rates. The economic slowdown and the abundance of space alternatives available to customers has led to pressure for greater rent concessions, more generous tenant improvement allowances and higher broker commissions.

         These economic conditions have also resulted in the erosion of tenant credit quality throughout the portfolio. As a result, more tenants are contacting us regarding their economic viability, including those that could be material to our revenue base and more tenants are electing to terminate their leases early under lease termination options. To a certain extent, these economic conditions have affected Worldcom, our tenth largest tenant. Worldcom and two related entities make up 0.8% of the Company's revenues. Worldcom's recent bankruptcy may adversely affect the continuity of that revenue. Several other of our large customers have contacted us, requesting early termination of their lease, rent reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.


         The Company's two development properties were 57% leased in the aggregate as of June 30, 2002, but they have not been leased as rapidly as the Company had anticipated. The development properties consist of a 141,000 square foot flex development in Northern Virginia that was 78% leased, and a 97,000 square foot development in the Beaverton submarket of Portland, Oregon that was 26% leased.

         Growth of the Company's  Operations:  During 2001 and  continuing  into
2002, the Company focused on increasing cash flow from its existing core portfolio of properties, seeking to expand its presence in existing markets through strategic acquisitions and developments and strengthening its balance sheet, primarily through the issuance of preferred stock/units. The Company has historically maintained low debt and overall leverage levels, including preferred stock/units, which should give it the flexibility for future growth without the issuance of additional common stock.

         During the six months ended June 30, 2002, the Company did not complete any acquisitions or dispositions of properties. The Company plans to continue to seek to build its presence in existing markets by acquiring high quality facilities in selected markets. The Company targets properties with below market rents which may offer it growth in rental rates above market averages and which offer the Company the ability to achieve economies of scale resulting in more efficient operations.

         During July, 2002, the Company entered into contracts to sell properties located in Texas, Kansas and Maryland totaling 386,000 square feet. These properties include the two properties held for disposition (see note 3). Net proceeds are expected to be approximately $23,825,000. Upon the completion of the dispositions, the Company will recognize gains on these dispositions totaling approximately $3,000,000. There can be no assurance that these sales will be completed or that the net proceeds or gains will be recognized.

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

Results of Operations
---------------------

         Results of Operations: Net income for the three months ended June 30, 2002 was $13,472,000 compared to $12,830,000 for the same period in 2001. Net income allocable to common shareholders (net income less preferred stock dividends) for the three months ended June 30, 2002 was $9,539,000 compared to $10,927,000 for the same period in 2001. Net income per common share on a diluted basis was $0.44 for the three months ended June 30, 2002 compared to $0.48 for the same period in 2001 (based on weighted average diluted common shares outstanding of 21,799,000 and 22,679,000 at June 30, 2002 and 2001,
respectively). The decrease was the result of an increase in depreciation expense as a result of property acquisitions in 2001. Net income for the six months ended June 30, 2002 was $30,174,000 compared to $24,295,000 for the same period in 2001. Net income allocable to common shareholders (net income less preferred stock dividends) for the six months ended June 30, 2002 was $22,624,000 compared to $21,120,000 for the same period in 2001. Net income per common share on a diluted basis was $1.04 for the six months ended June 30, 2002 compared to $0.92 for the same period in 2001 (based on weighted average diluted common shares outstanding of 21,774,000 and 22,885,000, respectively). Net income allocable to common shareholders for the first six months of 2002 included recognizing a deferred gain on the disposition of a property of $5.4 million or $0.19 per share, and the Company's share of gains on disposition of two buildings in its joint venture of $148,000 or less than $0.01 per share. The net income per diluted share before the recognition of these gains on dispositions was $0.85 or $0.07 less than the same period in 2001. The decrease was the result of an increase in depreciation expense as a result of property acquisitions in 2001, offset partially by the net operating income from the acquired properties, net of financing costs.

         The Company's property operations account for almost all of the net operating income earned by the Company. The following table presents the pre-depreciation operating results of the properties:


                                                                       Three Months Ended
                                                                            June 30,
                                                                   -------------------------------
                                                                       2002             2001            Change
                                                                   --------------   --------------   ------------
Rental income:
"Same Park" facilities (12 million net rentable square feet)        $38,829,000       $37,994,000         2.2%
Other facilities (2.8 million net rentable square feet).....         12,101,000         2,287,000       429.1%
                                                                   --------------   --------------
Total rental income.........................................        $50,930,000       $40,281,000        26.4%


Cost of operations (excluding depreciation):
"Same Park" facilities......................................        $10,098,000        $9,846,000         2.6%
Other facilities............................................          3,528,000           629,000       460.9%
                                                                   --------------   --------------
Total cost of operations....................................        $13,626,000       $10,475,000        30.1%
                                                                   ==============   ==============

Net operating income (rental income less cost of operations):
"Same Park" facilities......................................        $28,731,000       $28,148,000         2.1%
Other facilities............................................          8,573,000         1,658,000       417.1%
                                                                   --------------   --------------
Total net operating income..................................        $37,304,000       $29,806,000        25.2%
                                                                   ==============   ==============


                                                                        Six Months Ended
                                                                            June 30,
                                                                   -------------------------------
                                                                       2002             2001            Change
                                                                   --------------   --------------   ------------
Rental income:
"Same Park" facilities (12 million net rentable square feet)        $77,209,000       $75,098,000           2.8%
Other facilities (2.8 million net rentable square feet).....         24,065,000         3,576,000         573.1%
                                                                   --------------   --------------
Total rental income.........................................       $101,274,000       $78,674,000          28.7%
                                                                   ==============   ==============

Cost of operations (excluding depreciation):
"Same Park" facilities......................................        $20,198,000       $19,581,000           3.2%
Other facilities............................................          7,254,000         1,265,000         473.4%
                                                                   --------------   --------------
Total cost of operations....................................        $27,452,000       $20,846,000          31.7%
                                                                   ==============   ==============

Net operating income (rental income less cost of operations):
"Same Park" facilities......................................        $57,011,000       $55,517,000           2.7%
Other facilities............................................         16,811,000         2,311,000         627.7%
                                                                   --------------   --------------
Total net operating income..................................        $73,822,000       $57,828,000          27.7%
                                                                   ==============   ==============


         Rental income and rental income less cost of operations or net operating income ("NOI") prior to depreciation are summarized for the three months ended June 30, 2002 by major geographic region below:



                                   Square        Percent        Rental         Percent                        Percent
          Region                  Footage        of Total       Income        of Total          NOI          of Total
-------------------------  ------------------- ------------- --------------  -----------  ---------------  -------------
Southern California               3,177,000        21.4%       $10,869,000        21.3%      $8,305,000          22.2%
Northern California               1,495,000        10.0%         5,301,000        10.4%       4,174,000          11.2%
Southern Texas                    1,032,000         7.0%         2,932,000         5.8%       1,776,000           4.8%
Northern Texas                    1,951,000        13.2%         5,429,000        10.7%       3,865,000          10.4%
Virginia                          2,621,000        17.7%         9,931,000        19.5%       6,985,000          18.7%
Maryland                          1,771,000        12.0%         6,856,000        13.5%       5,091,000          13.6%
Oregon                            1,973,000        13.3%         7,705,000        15.1%       5,966,000          16.0%
Other                               797,000         5.4%         1,907,000         3.7%       1,142,000           3.1%
                           ------------------- ------------- --------------  -----------  ---------------  -------------
                                 14,817,000       100.0%       $50,930,000       100.0%     $37,304,000         100.0%
                           =================== ============= ==============  ===========  ===============  =============



         Rental income and rental income less cost of operations or net operating income ("NOI") prior to depreciation are summarized for the six months ended June 30, 2002 by major geographic region below:



                                   Square        Percent        Rental         Percent                        Percent
          Region                  Footage        of Total       Income        of Total          NOI          of Total
-------------------------  ------------------- ------------- --------------  -----------  ---------------  -------------
Southern California               3,177,000        21.4%       $21,509,000        21.2%     $16,321,000          22.1%
Northern California               1,495,000        10.0%        10,563,000        10.4%       8,217,000          11.1%
Southern Texas                    1,032,000         7.0%         5,707,000         5.6%       3,315,000           4.5%
Northern Texas                    1,951,000        13.2%        10,859,000        10.7%       7,751,000          10.5%
Virginia                          2,621,000        17.7%        19,876,000        19.7%      14,042,000          19.0%
Maryland                          1,771,000        12.0%        13,680,000        13.5%       9,982,000          13.5%
Oregon                            1,973,000        13.3%        15,345,000        15.2%      12,077,000          16.4%
Other                               797,000         5.4%         3,735,000         3.7%       2,117,000           2.9%
                           ------------------- ------------- --------------  -----------  ---------------  -------------
                                 14,817,000       100.0%      $101,274,000       100.0%     $73,822,000         100.0%
                           =================== ============= ==============  ===========  ================ =============

         Supplemental  Property  Date  and  Trends:  In order  to  evaluate  the performance of the Company's overall portfolio, management analyzes the operating performance of a consistent group of properties constituting 12 million net rentable square feet ("Same Park" facilities). The Company currently has an ownership interest in these properties and has owned and operated them for the comparable periods. These properties do not include properties that have been acquired or sold during 2001 and 2002. The "Same Park" facilities represent approximately 81% of the weighted average square footage of the Company's portfolio at June 30, 2002.

         The  following  table   summarizes  the   pre-depreciation   historical
operating results of the "Same Park" facilities excluding the effects of accounting for rental income on a straight-line basis.


                "Same Park" Facilities (12.0 million square feet)
                -------------------------------------------------


                                                                     Three Months Ended
                                                                          June 30,
                                                            ------------------------------------
                                                                  2002                2001             Change
                                                            ------------------ -----------------    --------------
  Rental income (1)....................................      $  38,237,000       $  37,510,000          1.9%
  Cost of operations...................................         10,098,000           9,846,000          2.6%
                                                            ------------------ -----------------
  Net operating income.................................      $  28,139,000       $  27,664,000          1.7%
                                                            ================== =================

  Gross margin (2).....................................           73.6%               73.8%             (0.2%)

  Weighted average for period:

      Occupancy........................................           94.7%               96.0%             (1.3%)
      Annualized realized rent per occupied sq. ft.(3).          $13.50              $13.06             3.4%



                                                                      Six Months Ended
                                                                          June 30,
                                                            ------------------------------------
                                                                  2002                2001             Change
                                                            ------------------ -----------------    --------------
  Rental income (1)....................................      $  75,885,000       $  74,256,000          2.2%
  Cost of operations...................................         20,198,000          19,581,000          3.2%
                                                            ------------------ -----------------
  Net operating income.................................      $  55,687,000       $  54,675,000          1.9%
                                                            ================== =================

  Gross margin (2).....................................           73.4%               73.6%             (0.2%)

  Weighted average for period:

      Occupancy........................................           94.8%               96.3%             (1.5%)
      Annualized realized rent per occupied sq. ft.(3).          $13.38              $12.89             3.8%




(1) Rental income does not include the effect of straight-line accounting.

(2) Gross margin is computed by dividing property net operating income by rental income.

(3) Realized rent per square foot represents the actual revenues earned per occupied square foot.

         The following tables summarize the "Same Park" operating results by major geographic region for the three months ended June 30, 2002 and 2001:


                             Revenues        Revenues       Increase          NOI            NOI          Increase
         Region                2002            2001        (Decrease)        2002            2001        (Decrease)
------------------------- ---------------- -------------  -------------  --------------- ------------  -------------
Southern California.....    $10,735,000     $10,210,000        5.1%         $8,130,000     $7,695,000       5.7%
Northern California.....      5,234,000       4,824,000        8.5%          4,090,000      3,686,000      10.9%
Southern Texas..........      2,301,000       2,401,000       (4.2%)         1,458,000      1,695,000     (13.9%)
Northern Texas..........      4,784,000       4,588,000        4.3%          3,310,000      3,109,000       6.5%
Virginia................      6,130,000       6,694,000       (8.4%)         4,216,000      4,932,000     (14.5%)
Maryland................      2,429,000       2,410,000        0.8%          2,025,000      1,873,000       8.1%
Oregon..................      4,741,000       4,497,000        5.4%          3,805,000      3,613,000       5.3%
Other...................      1,883,000       1,886,000       (0.2%)         1,105,000      1,061,000       4.1%
                          ---------------- -------------  -------------  --------------- ------------  -------------
                            $38,237,000     $37,510,000        1.9%        $28,139,000    $27,664,000       1.7%
                          ================ =============  =============  =============== ============  =============


         The increases noted above reflect the performance of the Company's existing markets. Northern California benefited from strong results in the Sacramento portfolio combined with the renewals in 2001 of our three largest leases in Northern California (Santa Clara County, Pycon and Decision One). Decreases reflected above were primarily due to declining occupancy levels and declining rental rates. Southern Texas continued to experience declines in occupancy. The decrease in Virginia is primarily the result of a building leased to the U.S. Government that will not be occupied until October 2002. In addition, vacancy rates increased and rents decreased in Virginia due to the softness in the Herndon and Chantilly submarkets. Total revenues include rental income that was determined to be uncollectible and was written-off in the amount of $53,000 and $414,000 for the three months ended June 30, 2002 and 2001, respectively.

         The following tables summarize the "Same Park" operating results by major geographic region for the six months ended June 30, 2002 and 2001:


                             Revenues        Revenues       Increase          NOI            NOI          Increase
         Region                2002            2001        (Decrease)        2002            2001        (Decrease)
------------------------- ---------------- -------------  -------------  --------------- ------------  -------------
Southern California.....    $21,258,000     $20,203,000        5.2%        $16,115,000    $15,169,000       6.2%
Northern California.....     10,305,000       9,348,000       10.2%          7,982,000      7,118,000      12.1%
Southern Texas..........      4,508,000       4,751,000       (5.1%)         2,877,000      3,186,000      (9.7%)
Northern Texas..........      9,570,000       9,294,000        2.9%          6,691,000      6,434,000       4.0%
Virginia................     12,268,000      12,961,000       (5.3%)         8,490,000      9,478,000     (10.4%)
Maryland................      4,759,000       4,878,000       (2.4%)         3,738,000      3,705,000       0.9%
Oregon..................      9,527,000       9,033,000        5.5%          7,706,000      7,287,000       5.7%
Other...................      3,690,000       3,788,000       (2.6%)         2,088,000      2,298,000      (9.1%)
                          ---------------- -------------  -------------  --------------- ------------  -------------
                            $75,885,000     $74,256,000        2.2%        $55,687,000    $54,675,000       1.9%
                          ================ =============  =============  =============== ============  =============


         The increases noted above reflect the performance of the Company's existing markets. Northern California benefited from strong results in the Sacramento portfolio combined with the renewals in 2001 of our three largest leases in Northern California (Santa Clara County, Pycon and Decision One). Decreases reflected above were primarily due to declining occupancy levels and declining rental rates. Southern Texas continued to experience declines in occupancy. The decrease in Virginia is primarily the result of a building leased to the U.S. Government that will not be occupied until October 2002. In addition, vacancy rates increased and rents decreased in Virginia due to the softness in the Herndon and Chantilly submarkets. The substantial decline in NOI from our peripheral markets is primarily the result of the timing of certain expenses during the first quarter. Total revenues include rental income that was determined to be uncollectible and was written-off in the amount of $283,000 and $497,000 for the three months ended June 30, 2002 and 2001, respectively.

         Facility Management Operations: The Company's facility management accounts for a small portion of the Company's net operating income. During the three months ended June 30, 2002, $146,000 in net operating income was recognized from facility management operations compared to $131,000 for the same period in 2001. During the six months ended June 30, 2002, the Company generated net operating income of $296,000 compared to $256,000 for the same period in 2001. Facility management fees have increased due to the increase in rental rates of the properties managed by the Company and additional property brought under management.

         Business Services: Business services include construction management fees and fees from telecommunications service providers. During the three months ended June 30, 2002, Business Services generated a net operating loss of $84,000 compared to a net operating loss of $53,000 for the same period in 2001. During the six months ended June 30, 2002, Business Services generated a net operating loss of $219,000 compared to net operating loss of $80,000 for the same period in 2001. Business services revenue have declined primarily due to the bankruptcies of Darwin Networks, Winstar and Teligent, telecommunication service providers.

         Interest and Other Income: Interest and other income reflects earnings on cash balances and dividends on marketable securities. Interest income was $355,000 for the three months ended June 30, 2002 compared to $553,000 for the same period in 2001. Interest income was $596,000 for the six months ended June 30, 2002 compared to $1,313,000 for the same period in 2001. The decrease is attributable to lower average cash balances and interest rates. Average cash balances and effective interest rates for the three months ended June 30, 2002 were approximately $27 million and 2.0% compared to $51 million and 4.3% for the same period in 2001. Average cash balances and effective interest rates for the six months ended June 30, 2002 were approximately $25 million and 2.1% compared to $55 million and 4.8% for the same period in 2001.

         Cost of Operations: Cost of operations for the three months ended June 30, 2002 was $13,626,000 compared to $10,475,000 for the same period in 2001.
Cost of  operations  for the six  months  ended  June 30,  2002 was  $27,452,000 compared to $20,846,000 for the same period in 2001. The increase is due primarily to the growth in the square footage of the Company's portfolio of properties. Cost of operations as a percentage of rental income for the six months ended June 30, 2002 was fairly consistent at 27.1% compared to 26.5% for the same period in 2001.

         Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended June 30, 2002 was $14,313,000 compared to $9,733,000 for the same period in 2001. Depreciation and amortization expense for the six months ended June 30, 2001 was $28,290,000 compared to $19,379,000 for the same period in 2001. The increase is primarily due to depreciation expense on real estate facilities acquired or developed during 2001.

         General and Administrative Expense: General and administrative expense was $1,068,000 for the three months ended June 30, 2002 compared to $992,000 for the same period in 2001. General and administrative expense was $2,204,000 for the six months ended June 30, 2002 compared to $2,120,000 for the same period in 2001. Included in general and administrative costs are acquisition costs. Acquisition expenses were $151,000 and $203,000 for the three months June 30, 2002 and 2001, respectively. Acquisition expenses were $314,000 and $317,000 for the six months ended June 30, 2002 and 2001, respectively.

         Interest Expense: Interest expense was $1,432,000 for the three months ended June 30, 2002 compared to $157,000 for the same period in 2001. Interest expense was $2,983,000 for the six months ended June 30, 2002 compared to $394,000 for the same period in 2001. The increase is primarily attributable to increased debt balances in 2002 due to the use of the Company's credit facilities to fund acquisitions completed during the fourth quarter of 2001. Interest expense of $144,000 and $486,000 was capitalized as part of building costs associated with properties under development during the three months ended June 30, 2002 and 2001, respectively. Interest expense of $288,000 and $898,000 was capitalized as part of building costs associated with properties under development during the six months ended June 30, 2002 and 2001, respectively. As of June 30, 2002, all developed properties had been shell complete for at least one year. The Company has, therefore, discontinued capitalization of interest on these facilities.

         Gain on Disposition of Real Estate: Gain on sale of real estate was $5,366,000 for the six months ended June 30, 2002. The Company disposed of a property in San Diego for approximately $9 million in November 2001 and deferred a gain of $5,366,000 which was later recognized in the first quarter of 2002 when the buyer of the property obtained third party financing for the property and paid off most of its note to the Company.

         Gain on Investment in Marketable Securities: Gain on investments in marketable securities was $25,000 for the six months ended June 30, 2002 compared to $15,000 for the same period in 2001.

         Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $7,643,000 ($4,413,000 allocated to preferred unitholders and $3,230,000 allocated to common unitholders) for the three months ended June 30, 2002 compared to $6,729,000 ($3,186,000 allocated to preferred unitholders and $3,543,000 allocated to common unitholders) for the same period in 2001. Minority interest income for the six months ended June 30, 2001 was $16,488,000 ($8,825,000 allocated to preferred unitholders and $7,663,000 allocated to common unitholders) compared to $13,152,000 ($6,373,000 allocated to preferred unitholders and $6,779,000 allocated to common unitholders) for the same period in 2001. The increase in minority interest in income is due primarily to the issuance of preferred operating partnership units during 2001 and higher earnings at the Operating Partnership level.

Liquidity and Capital Resources
-------------------------------

         Net cash provided by operating activities for the six months ended June 30, 2002 and 2001 was $67,226,000 and $59,761,000, respectively. Management believes that the Company's internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements and debt service requirements and to maintain the current level of distributions to shareholders.

         The following table summarizes the Company's cash flow from operating activities:


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                         ----------------------------------
                                                                               2002              2001
                                                                         -----------------  ---------------
Net income..........................................................       $ 30,174,000      $ 24,295,000
Gain on sale of marketable securities...............................            (25,000)          (15,000)
Gain on disposal of properties......................................         (5,366,000)                -
Gain on disposition of joint venture properties.....................           (148,000)                -
Depreciation and amortization.......................................         28,290,000        19,379,000
Minority interest in income.........................................         16,488,000        13,152,000
Change in working capital...........................................         (2,187,000)        2,950,000
                                                                         -----------------  ---------------
Net cash provided by operating activities...........................         67,226,000        59,761,000

Maintenance capital expenditures....................................         (2,618,000)       (1,223,000)
Tenant improvements.................................................         (4,695,000)       (1,638,000)
Capitalized lease commissions.......................................         (1,049,000)         (979,000)
                                                                         -----------------  ---------------
Funds available for distributions to shareholders, minority interests,
  acquisitions and other corporate purposes.........................         58,864,000        55,921,000

Cash distributions to shareholders and minority interests...........        (37,435,000)      (27,000,000)
                                                                         -----------------  ---------------
Excess funds available for principal payments on debt, investments in
  real estate and other corporate purposes..........................       $ 21,429,000      $ 28,921,000
                                                                         =================  ===============


         The Company's capital structure is characterized by a relatively low level of leverage. As of June 30, 2002, the Company had six fixed rate mortgage notes payable totaling $27,932,000, which represented 1.9% of its total capitalization (based on book value, including minority interest and debt). The weighted average interest rate for the mortgage notes is 7.50% per annum.

         The Company used its short-term borrowing capacity to complete acquisitions totaling $303 million in 2001. The Company borrowed $100 million from its line of credit and $35 million from PSI. The remaining balance was funded from proceeds of the issuance of preferred stock and preferred units in the operating partnership totaling $116 million and existing cash of $52 million. During January 2002, the Company issued 2,000,000 depositary shares, each representing 1/1,000 of a share of 8 3/4% Cumulative Preferred Stock, Series F, resulting in net proceeds of $48.3 million. This was used to repay PSI and to increase financial flexibility.

         In February 2002, the Company entered into a seven year $50 million term loan agreement with Fleet National Bank. The note bears interest at LIBOR plus 1.45% and is due on February 20, 2009. The Company paid a one-time fee of 0.35% or $175,000 for the facility. The Company used the proceeds of the loan to reduce the amount drawn on its Credit Facility with Wells Fargo Bank. In July, 2002, the Company entered into an interest rate swap transaction which had the effect of fixing the rate on the term loan for two years at 4.46% per annum.

         The Company expects to return to its strategy of funding primarily with permanent capital, including the issuance of common and preferred stock, and internally generated retained cash flows and to a lesser extent with secured or unsecured debt. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its Credit Facility. The Company targets a leverage ratio of 40% (defined as debt and preferred equity as a percentage of market capitalization). In addition, the Company targets a ratio of Funds from Operations ("FFO") to combined fixed charges and preferred distributions of 3.0 to 1.0. As of June 30, 2002, the leverage ratio was 31% and the FFO to fixed charges and preferred distributions coverage ratio was 3.6 to 1.0.

         In September 2000, the Company extended its Credit Facility with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 6, 2003. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to
(i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.75% to LIBOR plus 1.35% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 1.00%). In addition, the Company is required to pay an annual commitment fee of 0.25% of the borrowing limit. As of June 30, 2002, the balance outstanding was $10 million, which was fully paid off in July 2002.

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

         Also, FFO as computed and disclosed by the Company may not be comparable to FFO computed and disclosed by other REITs. FFO for the Company is computed as follows:


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                         ----------------------------------
                                                                               2002              2001
                                                                         ----------------- ----------------
Net income allocable to common shareholders........................       $  22,624,000     $  21,120,000
  Less:  Gain on investment in marketable securities...............             (25,000)          (15,000)
  Less:  Gain on disposition of real estate........................          (5,366,000)                -
  Less:  Equity income from sale of joint venture properties.......            (148,000)                -
  Depreciation and amortization....................................          28,290,000        19,379,000
  Depreciation from joint venture..................................              40,000                 -
  Minority interest in income - common units.......................           7,663,000         6,779,000
  Less:  Straight-line rent adjustment.............................          (1,737,000)         (883,000)
                                                                         ----------------- ----------------
Consolidated FFO allocable to common shareholders and minority
interests..........................................................          51,341,000        46,380,000
FFO allocated to common minority interest - common units...........         (12,989,000)      (11,270,000)
                                                                         ----------------- ----------------
FFO allocated to common shareholders...............................       $  38,352,000     $  35,110,000
                                                                         ================= ================


         Capital Expenditures: On a recurring annual basis, the Company expects to expend between $0.90 and $1.20 per square foot in recurring capital expenditures ($13-$18 million based on square footage at June 30, 2002). In addition, the Company expects to make $19 million in additional capital expenditures in 2002. These investments include improvements to bring acquired properties up to the Company's standards of $6.6 million, first generation tenant improvements and leasing commissions on development properties of $7 million and the renovation of properties in Southern California, Northern Virginia, Arizona and Maryland totaling $5.4 million. During the six months ended June 30, 2002, the Company incurred approximately $14.7 million in capital expenditures. These included $8.4 million in maintenance capital expenditures, tenant improvements and capitalized leasing commissions, $0.9 million to bring acquired properties up to the Company's standards, $2.6 million in first generation tenant improvements and leasing commissions on developed properties and $2.8 million in property renovations.

         Stock Repurchase: The Company's Board of Directors has authorized the repurchase from time to time of up to 4,500,000 shares of the Company's common stock on the open market or in privately negotiated transactions. The Company has not repurchased any common stock in 2002.

         The Company may re-purchase shares of its preferred stock from time to time on the open market in separately negotiated transactions. During the quarter ended June 30, 2002, the Company repurchased 500 shares of Series D preferred stock with a face value of $12,500 for $12,823 or $25.65 per share.

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

         Related Party Transactions: At June 30, 2002, PSI owns 25% of the outstanding shares of the Company's common stock (44% upon conversion of its interest in the Operating Partnership) and 25% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Ronald L. Havner, Jr., the Company's Chairman, President and Chief Executive Officer, is also an employee of PSI. As of December 31, 2001, the Company had $35 million in short-term borrowings from PSI. The notes bore interest at 3.25% and were repaid as of January 28, 2002. Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain insurance and administrative services. These costs are allocated by PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. Finally, in June 2002, the Company purchased land adjacent to its Metro Park North facility from PSI at PSI's cost (approximately $800,000).

ITEM 2A. RISK FACTORS

         In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating our company and our business.

PSI has significant influence over us.
--------------------------------------

         PSI owns a substantial number of our shares and of the units of our operating partnership: At June 30, 2002, PSI and its affiliates owned 25% of the outstanding shares of our common stock (44% upon conversion of its interest in our operating partnership) and 25% of the outstanding common units of our operating partnership (100% of the common units not owned by us). Consequently, PSI has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the operating partnership. In addition, PSI's ownership may make it more difficult for another party to take over our company without PSI's approval.

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

We cannot sell certain properties without PSI's approval.
--------------------------------------------------------

         Before 2007, we may not sell 12 specified properties without PSI's approval. Since PSI would be taxed on a sale of these properties, the interests of PSI and our other shareholders may differ as to the best time to sell.

An institutional investor has registration rights.
--------------------------------------------------

         An institutional investor has the right to require registration of its shares.

We would incur adverse tax consequences if we fail to qualify as a REIT.
------------------------------------------------------------------------

         Our cash flow would be reduced if we fail to qualify as a REIT: While we believe that we have qualified since 1990 to be taxed as a REIT, and will continue to be qualified, we cannot be certain of doing so. To continue to qualify as a REIT, we need to satisfy certain requirements under the federal income tax laws relating to our income, assets, and distributions to shareholders and shareholder base. In this regard, the share ownership limits in our articles of incorporation do not necessarily ensure that our shareholder base is sufficiently diverse for us to qualify as a REIT. For any year we fail to qualify as a REIT, we would be taxed at regular corporate tax rates on our taxable income unless certain relief provisions apply. Taxes would reduce our cash available for distributions to shareholders or for reinvestment, which could adversely affect us and our shareholders. Also we would not be allowed to elect REIT status for five years after we fail to qualify unless certain relief provisions apply.

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

         During 2001 and 2002, we were affected by the slowdown in economic activity in the United States in most of our primary markets. These effects were exacerbated by the terrorist attacks of September 11, 2001 and the related aftermath. These effects included a decline in occupancy rates and a reduction in market rates throughout the portfolio, slower than expected lease-up of our development properties, lower interest rates on invested cash and a rise in insurance costs. An extended economic slowdown will put additional downward pressure on occupancies and market rental rates and may lead to pressure for greater rent concessions, or generous tenant improvement allowances and higher broker commissions.

         We may encounter significant delays in reletting vacant space, resulting in losses of income: When leases expire, we will incur expenses and we may not be able to release the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. Our properties as of June 30, 2002 generally have lower vacancy rates than the average for the markets in which they are located, and leases for 28% of our space expire in 2002 or 2003 (leases for 47% of the space occupied by small tenants expire in such years). While we have estimated our cost of renewing leases that expire in 2002, our estimates could be wrong. If we are unable to release space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.

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

         We acquired a property in Beaverton, Oregon ("Creekside Corporate Park") in May 1998 that was the subject of an environmental investigation conducted by two current and past owner/operators of an industrial facility on adjacent property, pursuant to an Order on Consent ("Order") issued by the Oregon Department of Environmental Quality ("ODEQ"). There is no evidence that our past or current use of the Creekside Corporate Park property contributed in any way to the contamination that is the subject of the current investigation, nor has the ODEQ alleged any such contribution, and we are not a party to the Order.

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

         Based on recent discussions with the ODEQ and other potentially responsible parties, the Company has estimated its share of the costs of the remediation at $250,000. The Company has accrued these estimated costs and included the expense in general and administrative costs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         To limit the Company's exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At June 30, 2002, the Company's debt as a percentage of shareholders' equity (based on book values) was 13.3%.

         The Company's market risk sensitive instruments include mortgage notes payable which totaled $27,932,000 at June 30, 2002. All of the Company's mortgage notes payable bear interest at fixed rates. See Note 6 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable as of June 30, 2002. Based on borrowing rates currently available to the Company, the carrying amount of debt approximates fair value.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On November 3, 1999, the Company filed an action titled PS Business Parks, Inc. v. Larry Howard et al. (Case No. BC219580) in Los Angeles Superior Court seeking damages in excess of $1 million. The complaint alleges that Mr. Howard and entities controlled by him engaged in unfair trade practices. Some of the Company's claims have been dismissed on summary adjudication, and the balance has been referred to the arbitration proceedings described below for adjudication. Mr. Howard filed a cross-complaint which the Company contested vigorously. Mr. Howard's cross-complaint has been dismissed in binding arbitration.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held an annual meeting of shareholders on May 14, 2002. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The annual meeting involved the following matter:

         Election of Directors

                                      Number of Shares of Common Stock
                                     ----------------------------------
                                       Voted For          Withheld
      -----------------------------  ---------------- -----------------
      Ronald L. Havner, Jr.            17,653,707         2,568,906
      Harvey Lenkin                    20,096,165           126,448
      Vern O. Curtis                   20,157,965            64,648
      Arthur M. Friedman               20,157,965            64,648
      James H. Kropp                   20,096,165           126,448
      Alan K. Pribble                  20,157,965            64,648
      Jack D. Steele                   20,157,965            64,648


         There was no solicitation in opposition to the management's nominees to the Board of Directors listed in the proxy statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         12 Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

         99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

(b)      Reports on Form 8-K

         The Registrant filed a Current Report on Form 8-K dated April 15, 2002 (filed April 16, 2002) pursuant to Item 9, relating to Regulation FD Disclosure.

         The Registrant filed a Current Report on Form 8-K dated May 30, 2002 (filed May 31, 2002) pursuant to Item 5, which filed certain exhibits relating to the offering of 3,100,000 shares of common stock by Acquiport Two Corporation.

         The Registrant filed a Current Report on Form 8-K dated July 12, 2002 (filed July 15, 2002) pursuant to Item 9, relating to Regulation FD Disclosure.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Dated:  August 13, 2002

                                   PS BUSINESS PARKS, INC.
                                   BY:/s/ Jack Corrigan
                                      ------------------------
                                      Jack Corrigan
                                      Vice President and Chief Financial Officer