Form 10-Q
period 2002-09-30
PS BUSINESS PARKS INC/CA
filed 2002-11-14
CIK 866368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                               -------------    --------------

Commission File Number 1-10709
                       -------

                             PS BUSINESS PARKS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


                California                                 95-4300881
    -----------------------------------------        ----------------------
       (State or Other Jurisdiction                     (I.R.S. Employer
           of Incorporation)                         Identification Number)


               701 Western Avenue, Glendale, California 91201-2397
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).


                                    Yes X No
                                       ---  ---


Number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 2002:

Common Stock, $0.01 par value, 21,570,219 shares outstanding

                             PS BUSINESS PARKS, INC.

                                      INDEX


                                                                                                                  Page
                                                                                                                  ----
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed  Consolidated  Balance  Sheets  as  of  September  30,  2002  and  December  31,
     2001......................................................................................................      2

     Condensed Consolidated  Statements of Income for the Three and Nine Months Ended September
     30, 2002 and 2001........................................................................                       3

     Condensed Consolidated Statement of Shareholders' Equity for the Nine Months Ended
     September 30, 2002....................................................................................          4

     Condensed  Consolidated  Statements of Cash Flows for the Nine Months Ended  September 30,
     2002 and 2001........................................................................                           5

     Notes to Condensed Consolidated Financial Statements.........................................                   7

   Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results  of
   Operations.................................................................................................      22

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................                  41

   Item 4.  Controls and Procedures......................................................................           41

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings...........................................................                            42

   Item 6.  Exhibits and Reports on Form 8-K...........................................................             43

                             PS BUSINESS PARKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,           December 31,
                                                                                      2002                     2001
                                                                                 ----------------       -----------------
                                                                                   (unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents......................................                  $     4,625,000         $     3,076,000
Marketable securities..........................................                        5,378,000               9,134,000

Real estate facilities, at cost:
     Land......................................................                      286,300,000             287,182,000
     Buildings and equipment...................................                      958,157,000             940,868,000
                                                                                 ----------------       -----------------
                                                                                   1,244,457,000           1,228,050,000
     Accumulated depreciation..................................                     (162,177,000)           (120,089,000)
                                                                                 ----------------       -----------------
                                                                                   1,082,280,000           1,107,961,000
Property held for disposition, net.............................                       16,643,000              17,619,000
Land held for development or sale..............................                       11,527,000              10,629,000
                                                                                 ----------------       -----------------
                                                                                   1,110,450,000           1,136,209,000

Investment in joint venture....................................                          901,000                 974,000
Rent receivable................................................                        1,379,000                 745,000
Interest receivable............................................                           31,000                 137,000
Note receivable................................................                          200,000               7,450,000
Deferred rent receivables......................................                       11,879,000               9,601,000
Intangible assets, net.........................................                          453,000                 679,000
Other assets...................................................                        2,840,000               1,950,000
                                                                                 ----------------       -----------------
              Total assets.....................................                  $ 1,138,136,000         $ 1,169,955,000
                                                                                 ================       =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accrued and other liabilities..................................                  $    33,309,000         $    39,822,000
Deferred gain on property disposition..........................                                -               5,366,000
Line of credit.................................................                                -             100,000,000
Unsecured note payable.........................................                       50,000,000                       -
Note payable to affiliate......................................                                -              35,000,000
Mortgage notes payable.........................................                       27,720,000              30,145,000
                                                                                 ----------------       -----------------
         Total liabilities.....................................                      111,029,000             210,333,000

Minority interest:
         Preferred units.......................................                      197,750,000             197,750,000
         Common units..........................................                      166,436,000             162,141,000

Shareholders' equity:
   Preferred stock, $0.01 par value, 50,000,000 shares authorized,
     6,838 shares issued and outstanding at September 30, 2002 (4,840
     shares issued and outstanding at December 31, 2001).......                      170,950,000             121,000,000
   Common  stock,  $0.01  par  value,  100,000,000  shares  authorized,
     21,552,887  shares  issued and  outstanding  at September 30, 2002
     (21,539,783 shares issued and outstanding at December 31, 2001)                     216,000                 215,000
   Paid-in capital.............................................                      421,510,000             422,161,000
   Cumulative net income.......................................                      218,878,000             174,860,000
   Comprehensive income........................................                          211,000                 108,000
   Cumulative distributions....................................                     (148,844,000)           (118,613,000)
                                                                                 ----------------       -----------------
         Total shareholders' equity............................                      662,921,000             599,731,000
                                                                                 ----------------       -----------------
              Total liabilities and shareholders' equity.......                  $ 1,138,136,000         $ 1,169,955,000
                                                                                 ================       =================

                            See accompanying notes.
                                       2

                             PS BUSINESS PARKS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 For the Three Months                   For the Nine Months
                                                                  Ended September 30,                   Ended September 30,
                                                         ------------------------------------   ----------------------------------
                                                                2002               2001               2002              2001
                                                         ----------------    ----------------   ----------------  ----------------
Revenues:
   Rental income.................................         $   49,478,000      $   42,230,000     $  148,632,000    $  118,751,000
   Facility management fees primarily from
     affiliates..................................                191,000             170,000            577,000           499,000
   Business services.............................                 24,000              75,000             93,000           308,000
   Equity in income of joint venture.............                138,000                   -            387,000                 -
   Interest and other income.....................                 47,000             350,000            647,000         1,671,000
                                                         ----------------    ----------------   ----------------  ----------------
                                                              49,878,000          42,825,000        150,336,000       121,229,000
                                                         ----------------    ----------------   ----------------  ----------------

Expenses:
  Cost of operations.............................             12,953,000          11,488,000         39,396,000        31,350,000
  Cost of facility management....................                 44,000              38,000            134,000           111,000
  Cost of business services......................                 88,000             147,000            376,000           460,000
  Depreciation and amortization..................             14,595,000          10,679,000         42,885,000        30,058,000
  General and administrative.....................              1,194,000           1,037,000          3,398,000         3,157,000
   Interest expense..............................              1,115,000             538,000          4,098,000           932,000
                                                         ----------------    ----------------   ----------------  ----------------
                                                              29,989,000          23,927,000         90,287,000        66,068,000
                                                         ----------------    ----------------   ----------------  ----------------

Income from continuing operations................             19,889,000          18,898,000         60,049,000        55,161,000
Income from discontinued operations and properties
held for sale....................................                566,000             542,000          1,677,000         1,711,000
                                                         ----------------    ----------------   ----------------  ----------------
Income before gain on disposal of real estate, gain
on investments and minority interest.............             20,455,000          19,440,000         61,726,000        56,872,000
  Gain on disposal of real estate................              2,041,000                   -          7,407,000                 -
  Gain on investment in marketable securities....                 16,000                   -             41,000            15,000
  Impairment charge on property held for sale....               (900,000)                  -           (900,000)                -
                                                         ----------------    ----------------   ----------------  ----------------
Income before minority interest..................             21,612,000          19,440,000         68,274,000        56,887,000

  Minority interest in income - preferred units..             (4,412,000)         (3,323,000)       (13,237,000)       (9,696,000)
  Minority interest in income - common units.....             (3,356,000)         (3,268,000)       (11,019,000)      (10,047,000)
                                                         ----------------    ----------------   ----------------  ----------------
Net income.......................................         $   13,844,000      $   12,849,000     $   44,018,000    $   37,144,000
                                                         ================    ================   ================  ================
Net income allocation:
  Allocable to preferred shareholders............         $    3,933,000      $    2,839,000     $   11,483,000    $    6,014,000
  Allocable to common shareholders...............              9,911,000          10,010,000         32,535,000        31,130,000
                                                         ----------------    ----------------   ----------------  ----------------
                                                          $   13,844,000      $   12,849,000     $   44,018,000    $   37,144,000
                                                         ================    ================   ================  ================
Net income per common share:
  Basic..........................................         $        0.46       $        0.45      $        1.51     $        1.38
                                                         ================    ================   ================  ================
  Diluted........................................         $        0.46       $        0.45      $        1.49     $        1.37
                                                         ================    ================   ================  ================

Weighted average common shares outstanding:
  Basic..........................................             21,552,000          22,210,000         21,548,000        22,610,000
                                                         ================    ================   ================  ================
  Diluted........................................             21,772,000          22,295,000         21,763,000        22,685,000
                                                         ================    ================   ================  ================

                             See accompanying notes.
                                        3

                             PS BUSINESS PARKS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED September 30, 2002
                                   (Unaudited)


                                                            Preferred Stock                Common Stock
                                                     ---------------------------     ---------------------------     Paid-in
                                                       Shares          Amount          Shares        Amount          Capital
                                                     ------------  -------------     ------------  -------------   -------------
     Balances at December 31, 2001............             4,840   $121,000,000       21,539,783   $   215,000     $422,161,000

       Issuance of preferred stock............             2,000     50,000,000               -              -       (1,674,000)
       Repurchase of preferred stock..........                (2)       (50,000)              -              -           (1,000)
       Exercise of stock options..............                 -             -           12,666          1,000          296,000
       Stock bonus awards.....................                 -             -              438              -           15,000
       Stock option expense...................                 -             -                -              -          343,000
        Unrealized gain - appreciation in
          marketable securities...............                 -             -                -              -                -
        Comprehensive loss on interest rate
          swap................................                 -             -                -              -                -
        Net income............................                 -             -                -              -                -
        Distributions paid:
            Preferred stock...................                 -             -                -              -                -
            Common stock......................                 -             -                -              -                -
        Adjustment  to reflect  minority  interest
          to underlying ownership interest.......              -             -                -              -          370,000
                                                     ------------  -------------     ------------  -------------   -------------
     Balances at September 30, 2002...........             6,838   $170,950,000      21,552,887    $   216,000     $421,510,000
                                                     ============  =============     ============  =============   =============

                                                                             Other
                                                        Cumulative       Comprehensive         Cumulative        Shareholders'
                                                        Net Income            Gain           Distributions          Equity
                                                    -----------------    ----------------  ----------------    -----------------
     Balances at December 31, 2001............       $174,860,000        $        108,000  $ (118,613,000)     $   599,731,000

       Issuance of preferred stock............                    -                     -                -          48,326,000
       Repurchase of preferred stock..........                    -                     -                -             (51,000)
       Exercise of stock options..............                    -                     -                -             297,000
       Stock bonus awards.....................                    -                     -                -              15,000
       Stock option expense...................                    -                     -                -             343,000
        Unrealized gain - appreciation in
          marketable securities...............                    -             1,077,000                -           1,077,000
        Comprehensive loss on interest rate
          swap................................                    -             (974,000)                -            (974,000)
        Net income............................           44,018,000                     -                -          44,018,000
        Distributions paid:
            Preferred stock...................                    -                     -      (11,483,000)        (11,483,000)
            Common stock......................                    -                     -      (18,748,000)        (18,748,000)
        Adjustment  to reflect  minority  interest
          to underlying ownership interest.......                 -                     -                -             370,000
                                                    -----------------    ----------------  ----------------    -----------------
     Balances at September 30, 2002...........       $ 218,878,000       $        211,000  $ (148,844,000)     $   662,921,000
                                                    =================    ================  ================    =================

                            See accompanying notes.
                                       4

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                           ---------------------------------------
                                                                                2002                    2001
                                                                           -----------------     -----------------
Cash flows from operating activities:
   Net income.......................................................        $    44,018,000       $    37,144,000
   Adjustments  to  reconcile  net  income  to net  cash  provided  by operating activities:
       Gain on sale of marketable securities........................                (41,000)              (15,000)
       Gain on disposition of properties............................             (7,407,000)                    -
       Gain on disposition of joint venture properties..............               (265,000)                    -
       Stock option expense and stock bonuses.......................                358,000
       Impairment charge on property held for sale..................                900,000                     -
       Depreciation and amortization expense........................             42,885,000            30,058,000
       Minority interest in income..................................             24,256,000            19,743,000
       Increase in receivables and other assets.....................             (3,760,000)           (1,056,000)
       Increase (decrease) in accrued and other liabilities.........             (3,160,000)            6,233,000
                                                                           -----------------     -----------------
            Total adjustments.......................................             53,766,000            54,963,000
                                                                           -----------------     -----------------

         Net cash provided by operating activities..................             97,784,000            92,107,000
                                                                           -----------------     -----------------

Cash flows from investing activities:
       Investment in marketable securities..........................                      -            (9,440,000)
       Proceeds from sale of joint venture properties...............                553,000                     -
       Proceeds from liquidation of investments.....................              4,823,000             6,079,000
       Proceeds from disposition of properties......................              5,160,000                     -
       Acquisition of land and properties...........................               (820,000)          (90,239,000)
       Proceeds from note receivable................................              7,250,000                     -
       Capital improvements to real estate facilities...............            (17,421,000)           (7,346,000)
       Development of real estate facilities........................             (2,778,000)           (9,534,000)
                                                                           -----------------     -----------------
         Net cash used in investing activities......................             (3,233,000)         (110,480,000)
                                                                           -----------------     -----------------

Cash flows from financing activities:
       Proceeds from unsecured note payable.........................             50,000,000                     -
       Repayment of borrowings from line of credit..................           (100,000,000)                    -
       Principal payments on mortgage notes payable.................             (2,425,000)             (617,000)
       Repayment of borrowings from an affiliate....................            (35,000,000)                    -
       Net proceeds from the issuance of preferred stock............             48,326,000            64,337,000
       Net proceeds from the issuance of preferred operating
         partnership units..........................................                      -            51,650,000
       Redemption of common operating partnership units.............                      -              (808,000)
       Exercise of stock options....................................                297,000             1,398,000
       Repurchase of common stock...................................                      -           (38,975,000)
       Repurchase of preferred stock................................                (51,000)                    -
       Distributions paid to preferred shareholders.................            (11,483,000)           (6,014,000)
       Distributions paid to minority interests - preferred units...            (13,237,000)           (9,696,000)
       Distributions paid to common shareholders....................            (21,979,000)          (19,550,000)
       Distributions paid to minority interests - common units......             (7,450,000)           (6,356,000)
                                                                           -----------------     -----------------
         Net cash provided by (used in) financing activities........            (93,002,000)           35,369,000
                                                                           -----------------     -----------------

Net increase in cash and cash equivalents...........................              1,549,000            16,996,000

Cash and cash equivalents at the beginning of the period............              3,076,000            49,295,000
                                                                           -----------------     -----------------
Cash and cash equivalents at the end of the period..................        $     4,625,000       $    66,291,000
                                                                           =================     =================

                            See accompanying notes.
                                       5

                             PS BUSINESS PARKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                                ------------------------------------
                                                                                  2002                     2001
                                                                                -----------          ---------------

Supplemental schedule of non cash investing and financing activities:

Adjustment  to  reflect  minority  interest  to  underlying  ownership interest:
       Minority interest - common units................................         $(370,000)              $(918,000)
       Paid-in capital.................................................           370,000                 918,000

Reclassification of developed properties:
       Real estate facilities..........................................                 -             (28,507,000)
       Construction in progress........................................                 -              28,507,000

Unrealized gain/loss:
       Marketable securities...........................................          (103,000)                740,000
       Other comprehensive incoem (loss)...............................           103,000                (740,000)

                            See accompanying notes.
                                       6

                             PS BUSINESS PARKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


1.   Organization and description of business

     PS Business Parks, Inc. ("PSB") was incorporated in the state of California in 1990. As of September 30, 2002, PSB owned approximately 75% of the common partnership units of PS Business Parks, L.P. (the "Operating Partnership" or "OP"). The remaining common partnership units were owned by Public Storage, Inc. ("PSI") and its affiliated entities. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the "Company."


     The Company is a fully-integrated, self-advised and self-managed real estate investment trust ("REIT") that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of September 30, 2002, the Company owned and operated approximately 14.8 million net rentable square feet of commercial space located in eight states. The Company also managed approximately 1.7 million net rentable square feet on behalf of PSI and its affiliated entities, third party owners and a joint venture in which the Company held a 25% equity ownership interest (See Note 2).

2.   Summary of significant accounting policies

     Basis of presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


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

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133, as amended by SFAS 138). The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

     In July, 2002, the partnership entered into an interest rate swap agreement, which is accounted for as a cash flow hedge, to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $50,000,000 of debt through July, 2004 effectively changes the interest rate exposure from floating rate to a fixed rate of 4.46%. Market gains and losses on the value of the swap are deferred and included in income over the life of the swap or related debt. For the three and nine months ended September 30, 2002, the transaction was determined to be an effective hedge. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received.

     Net interest differentials to be paid or received related to these contracts were accrued as incurred or earned. Included in comprehensive income is $974,000 in unrealized loss related to the interest rate swap as of September 30, 2002. Upon termination of the contract, the related balance in comprehensive income is recognized into income or expense in the period the contract matures or is terminated.


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


     Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and receivables. Cash and cash equivalents, which consist primarily of short-term investments, including commercial paper, are only invested in entities with an investment grade rating. Receivables are comprised of balances due from a large number of customers. Balances that the Company expects to become uncollectable are reserved for or written off.

     Marketable securities

     Marketable securities are classified as "available-for-sale" in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments are reflected on the balance sheet at fair market value based upon the quoted market price. Comprehensive income of approximately $211,000 represents $1,185,000 in unrealized gains from investments in marketable securities, offset by an unrealized loss of $974,000 from the Company's interest rate swap contract. These items are excluded from earnings and reported in a separate component of shareholders' equity. Dividend income is recognized when earned.

     Real estate facilities

     Real estate facilities are recorded at cost. Costs related to the renovation or improvement of the properties are capitalized. Expenditures for repairs and maintenance are expensed as incurred unless the expenditure is expected to benefit a period greater than 30 months and exceeds $5,000. Buildings and equipment are depreciated on the straight-line method over the estimated useful lives, which are generally 30 and 5 years, respectively. Leasing costs in excess of $1,000 for leases with terms greater than two years are capitalized and depreciated/amortized over their estimated useful lives. Leasing costs for leases of less than two years or less than $1,000 are expensed as incurred.

     Interest cost and property taxes incurred during the period of construction of real estate facilities are capitalized. The Company capitalized $288,000 and $1,001,000 of interest expense during the nine months ended September 30, 2002 and 2001, respectively. As of September 30, 2002, all developed properties had been shell complete for at least one year and the Company was no longer capitalizing interest expense on these facilities.

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

     In May 2002, the joint venture disposed of two buildings in the park totaling 47,000 square feet for approximately $3 million ($2.8 million net of closing costs). In September, 2002, the joint venture disposed of two additional buildings totaling 28,700 square feet for approximately $2.2 million ($2.0 million net of closing costs). The Company recognized its 25% share of the gain on the dispositions totaling $265,000 (approximately $1.0 million for the joint venture). As of September 30, 2002, the joint venture holds 10 buildings totaling 218,000 square feet which the joint venture is currently under contract to sell.


     Summarized below is financial data for the joint venture as of September 30, 2002.

                                                         For the nine months
                                                         and period ended
                                                         September 30, 2002
                                                      ------------------------

Total revenues......................................   $       1,320,000
Gain on sale of real estate.........................           1,043,000

Cost of operations..................................             367,000
Depreciation and amortization.......................             228,000
Interest expense....................................             312,000
Other expenses......................................               4,000
                                                      ------------------------
  Total expenses....................................             911,000
                                                      ------------------------
  Net income........................................   $       1,452,000
                                                      ========================
------------------------------------------------------------------------------

Real estate, net....................................   $      10,725,000
Total assets........................................          12,368,000

Notes payable.......................................           5,004,000
Total liabilities...................................           7,531,000
Partner's equity....................................           4,841,000

The Company's investment at September 30, 2002......   $         901,000

     The joint venture has a variable rate mortgage obligation of approximately $5 million, which currently bears interest at 5.45% per annum and is due on November 1, 2005. Under certain conditions, the Company has guaranteed repayment of the mortgage. The Company's investment is accounted for under the equity method in accordance with APB 18, "Equity Method of Accounting for Investments." In accordance with APB 18, the Company's share of the debt is netted against its share of the assets in determining the investment in the joint venture of $901,000 and is not included in the Company's total liabilities.

     Subsequent to September 30, 2002, the joint venture sold an additional two buildings totaling 48,276 square feet for net proceeds of approximately $1.9 million. The joint venture recognized a gain of approximately $577,000 and the Company's share was approximately $200,000. The remaining buildings are under contract to be sold. The net proceeds are expected to be approximately $7.5 million, resulting in an expected gain of approximately $3.9 million. The Company's share of the gain would be approximately $1.2 million. In addition, the Company would recognize an incentive fee of approximately $1.6 million. There can be no assurance that these sales will be completed or the gains and incentive fees recognized.

     Intangible assets

     Intangible assets consist of property management contracts for properties managed, but not owned, by the Company. The intangible assets are being amortized over seven years. Intangible assets are net of accumulated amortization of $1,703,000 and $1,477,000 at September 30, 2002 and December 31, 2001, respectively.

     Evaluation of asset impairment

     The Company evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition. Assets held for disposition are reported at the lower of their carrying amount or fair value, less cost of dispositions. At September 30, 2002, the Company determined that the net proceeds from the sale of one of its assets held for sale would be less than the carrying value, resulting in a $900,000 impairment charge.

     Loan from affiliate

     The Company borrowed an aggregate of $35 million from PSI in 2001. The note bore interest at 3.25% (per annum) and was repaid along with accrued interest expense of $76,000 in January 2002. A portion of the proceeds from the Series F preferred stock issuance described in Note 9 was used to repay the note.

     Insurance Coverage

     The Company combines its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation (STOR-Re). STOR-Re provides limited property and liability insurance to the Company at commercially competitive rates. The Company and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of STOR-Re's limitations. During the period ended September 30, 2002 and 2001, the Company paid approximately $900,000 and $675,000 in premiums to STOR-Re, respectively.

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

     Lease Termination Fees

     Certain leases have termination options whereby the lessee may terminate the lease prior to its expiration. In most circumstances, the lessee is required to pay a fee to terminate the lease. In general, these fees are calculated by adding two factors. 1) Unamortized leasing costs, including tenant improvements and broker commissions and 2) an amount to cover the cost of re-leasing the space. The Company accounts for these fees as follows: 1) reducing the balance in unamortized leasing costs 2) a reserve to cover estimated re-leasing costs and 3) the balance (if any) as revenue. During the nine months ended September 30, 2002 and 2001, the Company collected approximately $1.5 million and $0.3 million respectively in lease termination fees, and recognized $0.3 million and $0.3 million respectively as rental income. Approximately 5% of the Company's rental revenue is subject to termination options with approximately 3% exercisable through December 2003. In general, these leases provide for termination payments should the termination option be exercised.

     Property management fees are recognized in the period earned.

     The Company disposed of a property in San Diego for approximately $9 million in November 2001 and deferred a gain of $5,366,000 which was later recognized in 2002 when the buyer of the property obtained third party financing for the property and paid off most of its note to the Company. The note receivable balance remaining as of September 30, 2002 and December 31, 2001 was $200,000 and $7,450,000, respectively.

     General and administrative expense

     General and administrative expense includes executive compensation, office expense, professional fees, state income taxes, cost of acquisition personnel and other such administrative items.

     Until December 31, 2001, we elected to adopt the disclosure requirements of FAS 123 but continued to account for stock-based compensation under APB 25. Effective January 1, 2002, we have adopted the Fair Value Method of accounting for stock options. As required by the transition requirements of FAS 123, we will recognize compensation expense in our income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002, but continue to disclose the pro-forma impact of utilizing the Fair Value Method on stock options issued prior to January 1, 2002. As a result, included in the Company's income statement for the nine months ended September 30, 2002 is approximately $343,000 in stock option compensation expense related to options granted after January 1, 2002. With respect to stock options granted prior to December 31, 2001, the Company would have reported net income of approximately $43,415,000 and $36,661,000 for the nine months ended September 30, 2002 and 2001, respectively, and reported diluted earnings per share of $1.46 and $1.35, respectively, had we accounted for these options under FAS 123 for options granted prior to December 31, 2001.

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

     Net income per common share

     Per share amounts are computed using the number of weighted average common shares outstanding. "Diluted" weighted average common shares outstanding includes the dilutive effect of stock options under the treasury stock method. "Basic" weighted average common shares outstanding excludes such effect. Earnings per share have been calculated as follows:

                                                                       For the Three Months              For the Nine Months
                                                                       Ended September 30,               Ended September 30,
                                                                 --------------------------------  --------------------------------
                                                                       2002             2001            2002             2001
                                                                 ---------------  ---------------  ---------------  ---------------
Net income allocable to common shareholders....................  $     9,911,000  $    10,010,000  $    32,535,000  $   31,130,000
                                                                 ===============  ===============  ===============  ===============

Weighted average common shares outstanding:

   Basic weighted average common shares outstanding............       21,552,000       22,210,000       21,548,000      22,610,000
   Net effect of  dilutive  stock  options - based on  treasury
     stock method using average market price...................          220,000           85,000          215,000          75,000
                                                                 ---------------  ---------------  ---------------  ---------------
   Diluted weighted average common shares outstanding..........       21,772,000       22,295,000       21,763,000      22,685,000
                                                                 ===============  ===============  ===============  ===============
Basic earnings per common share................................  $         0.46   $         0.45   $         1.51   $        1.38
                                                                 ===============  ===============  ===============  ===============
Diluted earnings per common share..............................  $         0.46   $         0.45   $         1.49   $        1.37
                                                                 ===============  ===============  ===============  ===============

     Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements for 2001 in order to conform to the 2002 presentation.

3.   Real estate facilities

     The activity in real estate facilities for the nine months ended September 30, 2002 is as follows:

                                                                                 Accumulated
                                                Land            Buildings        Depreciation          Total
                                           ----------------  ----------------   ----------------  ----------------
     Balances at December 31, 2001......   $   287,182,000   $   940,868,000    $  (120,089,000)  $ 1,107,961,000
     Property Dispositions..............          (889,000)       (2,617,000)           287,000        (3,219,000)
     Developed projects.................             7,000         2,771,000                  -         2,778,000
     Capital improvements...............                 -        17,155,000                  -        17,155,000
     Properties held for disposition....                 -           (20,000)           284,000           264,000
     Depreciation expense...............                 -                 -        (42,659,000)      (42,659,000)
                                           ----------------  ----------------   ----------------  ----------------
     Balances at September 30, 2002.....   $   286,300,000   $   958,157,000    $  (162,177,000)  $ 1,082,280,000
                                           ================  ================   ================  ================


     During the nine months ended September 30, 2002, the Company incurred $2,778,000 in development costs.

     In the fourth quarter of 2001, the Company identified two properties that did not meet the Company's ongoing investment strategy. On October 8, 2002, the Company sold one of these properties for net proceeds of $1.8 million and a gain of approximately $100,000 which will be recognized in the fourth quarter of 2002. The other property is currently being marketed and has been designated as a property held for disposition at September 30, 2002. The Company anticipates the net proceeds for the property currently being marketed to result in a loss of approximately $900,000. Accordingly, it recorded an impairment charge of $900,000 at September 30, 2002.

     During the third quarter of 2002, the Company identified two additional properties that did not meet the Company's ongoing investment criteria. One property located in Overland Park, Kansas, was sold on August 26, 2002 for $5.3 million, resulting in net proceeds of $5.1 million and a gain of approximately $2 million. The other property, located in Landover Maryland, was sold on October 1, 2002 for approximately $9.6 million, generating net proceeds of $9.5 million and a gain of approximately $1.2 million which will be recognized in the fourth quarter of 2002.

     The following summarizes the condensed results of operations of the properties held for disposition as of September 30, 2002, which are also included in the condensed consolidated statements of income:

                                                 For the Nine Months
                                                 Ended September 30,
                                    --------------------------------------------
                                             2002                     2001
                                    ------------------        ------------------
Rental income....................   $       2,622,000         $       2,625,000
Cost of operations...............          (1,260,000)               (1,278,000)
Net operating income.............   $       1,362,000         $       1,347,000

     The Company may, at times, bring properties to market for disposition that it may or may not ultimately sell. These properties are not included in properties held for disposition due to the probability that the disposition will not occur (see note 8).

4.   Leasing activity

     The Company leases space in its real estate facilities to tenants under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues excluding recovery of expenses as of September 30, 2002 under these leases are as follows:

            2002 (September - December).........         $   45,002,000
            2003................................            153,202,000
            2004................................            119,297,000
            2005................................             84,785,000
            2006................................             51,989,000
            Thereafter..........................             82,370,000
                                                         --------------
                                                         $  536,645,000
                                                         ==============

     In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $21,028,000 and $16,846,000 for the nine months ended September 30, 2002 and 2001, respectively. These amounts are included as rental income and cost of operations in the accompanying condensed consolidated statements of income. Leases for approximately 5% of the Company's rental revenue is subject to termination options with leases for approximately 3% of the leased square footage exercisable through December 31, 2003. In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

5.   Bank Loans

     In October 2002, the Company extended its unsecured line of credit (the "Credit Facility") with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or
     (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.65% to LIBOR plus 1.25% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee of 0.25% of the borrowing limit. The Company had drawn $0 and $100 million on its line of credit at September 30, 2002 and December 31, 2001, respectively.

     The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.50 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively,
     (iii) maintain a minimum total shareholders' equity (as defined) and (iv) limit distributions to 95% of funds from operations (as defined) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company's unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at September 30, 2002.

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

     The unsecured note requires the Company to meet covenants that are substantially the same as the covenants in the Credit Facility. The Company was in compliance with the note covenants at September 30, 2002.

6.   Mortgage notes payable

     Mortgage notes consist of the following:                                  September 30,       December 31,
                                                                                    2002               2001
                                                                              ---------------    --------------
     7.050% mortgage note,  principal and interest  payable  monthly,  due
          May 2006......................................................      $    8,218,000     $    8,374,000
     8.190% mortgage note,  principal and interest  payable  monthly,  due
          March 2007....................................................           6,123,000          6,283,000
     7.290% mortgage note,  principal and interest  payable  monthly,  due
          February 2009.................................................           6,078,000          6,164,000
     7.280% mortgage note,  principal and interest  payable  monthly,  due
          February 2003.................................................           3,957,000          4,059,000
     8.000% mortgage note,  principal and interest  payable  monthly,  due
          April 2003....................................................           1,856,000          1,930,000
     8.500% mortgage note,  principal and interest  payable  monthly,  due
          July 2007.....................................................                   -          1,797,000
     8.000% mortgage note,  principal and interest  payable  monthly,  due
          April 2003....................................................           1,488,000          1,538,000
                                                                              ---------------    --------------
                                                                                 $27,720,000        $30,145,000
                                                                              ===============    ==============

     At September 30, 2002, approximate principal maturities of mortgage notes payable are as follows:

              2002 (October - December)...........         $      216,000
              2003................................              7,811,000
              2004................................                631,000
              2005................................                680,000
              2006................................              7,890,000
              Thereafter..........................             10,492,000
                                                           $   27,720,000
                                       16

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

     At September 30, 2002, there were 7,305,355 common units owned by PSI and affiliated entities and which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at September 30, 2002, the minority interest units would convert into approximately 25% of the common shares outstanding. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests' equity in the Company.

     Preferred partnership units

     Through the Operating Partnership, the Company has issued the following preferred units in separate private placement transactions:


          Date of Issuance         Series    Number of Units      Face Value          Preferred
                                                                                  Distribution Rate
     --------------------------- ----------- ----------------- ------------------ ------------------

     April, 1999                  Series B               510   $    12,750,000         8 7/8%
     September, 1999              Series C             3,200        80,000,000         8 3/4%
     September, 2001              Series E             2,120        53,000,000         9 1/4%
     September, 1999              Series X             1,600        40,000,000         8 7/8%
     July, 2000                   Series Y               480        12,000,000         8 7/8%
                                             ----------------- ------------------
                                                       7,910     $ 197,750,000
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

     The property management contract with PSI is for a seven year term with the term being automatically extended one year on each anniversary. At any time, either party may notify the other that the contract is not to be extended, in which case the contract will expire on the first anniversary of its then scheduled expiration date. The property management contracts with affiliates of PSI are cancelable by the affiliates upon sixty days notice and by the Operating Partnership upon seven years notice.

9.   Shareholders' equity

     Preferred stock

     The Company issued the following series of preferred stock in separate public offerings:


           Date of Issuance         Series    Number of Units      Face Value         Preferred
                                                                                  Distribution Rate
     ----------------------------- ---------- ----------------- ----------------- ------------------

     April, 1999                   Series A            2,198    $   54,962,500         9 1/4%
     May and June, 2001            Series D            2,640        65,987,500         9 1/2%
     January, 2002                 Series F            2,000        50,000,000         8 3/4%
                                              ----------------- ------------------
                                                        6,838     $ 170,950,000
                                              ================= ==================

     Holders of the Company's preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company's Board of Directors until all events of default have been cured. At September 30, 2002, there were no dividends in arrears.

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

     The Company may re-purchase shares of its preferred stock from time to time on the open market in separately negotiated transactions. During the quarter ended June 30, 2002, the Company repurchased 500 shares of Series D preferred stock with a face value of $12,500 for $12,823 or $25.65 per share. During the quarter ended September 30, 2002, the Company repurchased 1,500 shares of Series A preferred stock with a face value of $37,500 for $38,266 or $25.51 per share.

     The Company paid $11,483,000 and $6,014,000 in distributions to its preferred shareholders for the nine months ended September 30, 2002 and 2001, respectively.

     Common Stock

     The Company's Board of Directors has authorized the repurchase from time to time of up to 4,500,000 shares of the Company's common stock on the open market or in privately negotiated transactions. For the nine months ended September 30, 2002, the Company has not repurchased any common stock. Since the inception of the program (March 2000), the Company has repurchased an aggregate total of 2,321,711 shares of common stock at an aggregate cost of approximately $60.5 million (average cost of $26.06 per share).

     The Company paid $18,748,000 ($0.87 per common share) and $19,550,000 ($0.87 per common share) in distributions to its common shareholders for the nine months ended September 30, 2002 and 2001, respectively. Pursuant to restrictions imposed by the Credit Facility, distributions may not exceed 95% of funds from operations, as defined, for any four consecutive quarters.

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

10.  Recent accounting pronouncements

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the disposal of long-lived assets and becomes effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002 and its adoption resulted in the classification of results of operations of certain assets disposed of or held for sale to be reclassified as discontinued operations.

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

      The Company acquired a property in Beaverton, Oregon ("Creekside Corporate Park") in May 1998. A portion of Creekside Corporate Park, as well as properties adjacent to Creekside Corporate Park, were the subject of an environmental investigation conducted by two current and past owner/operators of an industrial facility on adjacent property, pursuant to a Consent Decree issued by the Oregon Department of Environmental Quality ("ODEQ"). Results of that investigation indicate that the contamination from the industrial facility has migrated onto portions of Creekside Corporate Park owned by the Company. There is no evidence that the Company's past or current use of the Creekside Corporate Park property contributed in any way to the contamination that is the subject of the current investigation, nor has the ODEQ alleged any such contribution.

     The Company, which is not a party to the Consent Decree, executed separate Access Agreements with the two owner/operators to allow access to portions of Creekside Corporate Park to conduct the required sampling and testing, and to permit one of the owner/operators subject to the Consent Decree to construct, install and operate a groundwater treatment system on a portion of Creekside Corporate Park owned by the Company. Operation and maintenance of this groundwater treatment system, which is required by the Interim Remedial Action Plan approved by ODEQ, is the sole responsibility of the owner/operator, and not the Company.

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

     The Company currently is neither subject to any other material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business. Management believes that the environmental issues will not have a material adverse impact on the Company's condensed consolidated financial position or results of operations.

12.  Subsequent Event

     During October, 2002, the Operating Partnership completed a private placement of 800,000 preferred units with a preferred distribution rate of 7.95%. The net proceeds from the placement of preferred units were approximately $19.5 million.

     In October 2002, the Company extended its unsecured line of credit (the "Credit Facility") with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or
     (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.75% to LIBOR plus 1.25% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee of up to 0.25% of the borrowing limit. In connection with the extension, the Company paid Wells Fargo Bank a one-time fee of $320,000. The Company had drawn $0 and $100 million on its line of credit at September 30, 2002 and December 31, 2001, respectively.

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

Overview
--------

         CRITICAL ACCOUNTING POLICIES AND ESTIMATES: Our significant accounting policies are described in Note 2 to the condensed consolidated financial statements included in this Form 10-Q. We believe our most critical accounting policies relate to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, depreciation, accrual of operating expenses and accruals for contingencies each of which we discuss below.

         REVENUE RECOGNITION: We recognize revenue in accordance with Staff Accounting Bulletin No. 101 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements (SAB 101), as amended. SAB 101 requires that four basic criteria must be met before revenue can be recognized. The criteria is that persuasive evidence of an arrangement exists, the delivery has occurred or services rendered, the fee is fixed and determinable and collectibility is reasonably assured.

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

         IMPAIRMENT OF LONG-LIVED ASSETS: We are required to record at fair value any of our long-lived assets that we have determined to be permanently impaired. Our long-lived assets consist primarily of our investments in real estate. The fair value of our investments in real estate depends on the future cash flows from operations of the properties. If the estimated future cash flow of the property results in a determination that the fair value is less than our carrying value, an impairment may be recognized if we determine the loss to be permanent. As of September 30, 2002, the Company does not consider any of its long-lived assets included in continuing operations to be impaired. The Company has recognized an impairment loss of $900,000 on one of its properties held for sale because the net proceeds from sale is expected to be less than the carrying value. An impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         ACCRUALS FOR CONTINGENCIES: The Company is exposed to business and legal liability risks with respect to events that may have occurred, but in accordance with generally accepted accounting principles has not accrued for such potential liabilities because the loss is either not probable or not estimable. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition of results of operations.

         QUALIFICATION AS A REIT - INCOME TAX EXPENSE: We believe that we have been organized and operated, and we intend to continue to operate, as a qualifying REIT under the Internal Revenue Code and applicable state laws. A qualifying REIT generally does not pay corporate level income taxes on its taxable income that is distributed to its shareholders, and accordingly, we do not pay or record as an expense income tax on the share of our taxable income that is distributed to shareholders.

         Given the complex nature of the REIT qualification requirements, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, we cannot provide any assurance that we actually have satisfied or will satisfy the requirements for taxation as a REIT for any particular taxable year. For any taxable year that we fail or failed to qualify as a REIT and applicable relief provisions did not apply, we would be taxed at the regular corporate rates on all of our taxable income, whether or not we made or make any distributions to our shareholders. Any resulting requirement to pay corporate income tax, including any applicable penalties or interest, could have a material adverse impact on our financial condition or results of operations. Unless entitled to relief under specific statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which qualifications was lost. There can be no assurance that we would be entitled to any statutory relief.

         EFFECT OF ECONOMIC CONDITIONS ON THE COMPANY'S OPERATIONS: During 2001 and continuing into 2002, the Company has been affected by the slowdown in economic activity in the United States in most of its primary markets. These effects were exacerbated by the terrorist attacks of September 11, 2001 and the related aftermath. These effects include a decline in occupancy rates, a reduction in market rental rates throughout the portfolio, slower than expected lease-up of the Company's development properties, increased tenant defaults and the termination of leases pursuant to early termination options.

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

         These economic conditions have also resulted in the erosion of tenant credit quality throughout the portfolio. As a result, more tenants are contacting us regarding their economic viability, including those that could be material to our revenue base and more tenants are electing to terminate their leases early under lease termination options. To a certain extent, these economic conditions have affected two of our largest tenants representing a combined 2% of the Company's revenues. Leases with Worldcom and two related entities generate 0.9% of the Company's revenues. Worldcom's recent bankruptcy may adversely affect the continuity of that revenue. Another large tenant representing approximately 1% of revenues has recently defaulted on its lease obligations and has requested a modification of its lease. The Company is currently negotiating with the tenant to resolve the matter and the outcome is unknown. Several other of our large tenants have contacted us, requesting early termination of their lease, rent reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.

         The Company's two development properties were 57% leased in the aggregate as of September 30, 2002, but they have not been leased as rapidly as the Company had anticipated. The development properties consist of a 141,000 square foot flex development in Northern Virginia that was 80% leased, and a 97,000 square foot development in the Beaverton submarket of Portland, Oregon that was 26% leased.

         GROWTH OF THE COMPANY'S OPERATIONS: During 2001 and continuing into 2002, the Company focused on maximizing cash flow from its existing core portfolio of properties, seeking to expand its presence in existing markets through strategic acquisitions and developments and strengthening its balance sheet, primarily through the issuance of preferred stock/units. The Company has historically maintained low debt and overall leverage levels, including preferred stock/units, which should give it the flexibility for future growth without the issuance of additional common stock.

         During the nine months ended September 30, 2002, the Company did not complete any acquisitions. The Company plans to continue to seek to build its presence in existing markets by acquiring high quality facilities in selected markets. The Company targets properties with below market rents which may offer it growth in rental rates above market averages and which offer the Company the ability to achieve economies of scale resulting in more efficient operations.

         During the third quarter of 2002, one property located in Overland Park, Kansas totaling 62,000 square feet was sold on August 26, 2002 for $5.3 million resulting in net proceeds of $5.1 million and a gain of approximately $2 million for financial accounting purposes. This was the Company's only facility in Kansas.

         During October, 2002, the Company sold a property located in Landover, Maryland totaling 125,000 square feet. The property was sold for approximately $9.6 million generating net proceeds of $9.5 million and a gain of approximately $1.2 million for financial accounting purposes which will be recognized in the fourth quarter of 2002. In addition, the Company sold a property located in San Antonio, Texas totaling 43,000 square feet. The property was sold for approximately $2 million generating net proceeds of $1.8 million and a gain of approximately $100,000 for financial accounting purposes which will be recognized in the fourth quarter of 2002.

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

Results of Operations
---------------------

         RESULTS OF OPERATIONS: Net income for the three months ended September 30, 2002 was $13,844,000 compared to $12,849,000 for the same period in 2001.
Net income allocable to common shareholders (net income less preferred stock dividends) for the three months ended September 30, 2002 was $9,911,000 compared to $10,010,000 for the same period in 2001. Net income per common share on a diluted basis was $0.46 for the three months ended September 30, 2002 compared to $0.45 for the same period in 2001 (based on weighted average diluted common shares outstanding of 21,772,000 and 22,295,000 at September 30, 2002 and 2001, respectively). Net income per common share, excluding income from discontinued operations and properties held for sale, was $0.43 on both a basic and diluted basis for the three months ended September 30, 2002 compared to $0.43 basic and $0.42 diluted for the same period in 2001. The increase was due to gains on disposition of assets offset by an increase in depreciation expense as a result of property acquisitions in 2001 and an impairment charge for a property held for sale.

         Net income for the nine months ended September 30, 2002 was $44,018,000 compared to $37,144,000 for the same period in 2001. Net income allocable to common shareholders (net income less preferred stock dividends) for the nine months ended September 30, 2002 was $32,535,000 compared to $31,130,000 for the same period in 2001. Net income per common share on a diluted basis was $1.49 for the nine months ended September 30, 2002 compared to $1.37 for the same period in 2001 (based on weighted average diluted common shares outstanding of 21,763,000 and 22,685,000, respectively). Net income per common share, excluding income from discontinued operations and properties held for sale, was $1.43 basic or $1.42 on a diluted basis for the nine months ended September 30, 2002 compared to $1.30 basic and diluted for the same period in 2001. Net income allocable to common shareholders for the first nine months of 2002 included recognizing gains on dispositions of properties totaling $7.4 million or $0.26 per share, the Company's share of gains on disposition of four buildings in its joint venture of $265,000 or approximately $0.01 per share and a $900,000 impairment charge or approximately $0.03 per share, for one of its properties held for sale that was determined to have a carrying value greater than its anticipated sales price. The net income per diluted share before the recognition of these gains on dispositions and impairment charges was $1.26 or $0.11 less than the same period in 2001. The decrease was the result of an increase in depreciation expense as a result of property acquisitions in 2001, offset partially by the net operating income from the acquired properties, net of financing costs.

         The Company's property operations account for almost all of the net operating income earned by the Company. The following table presents the pre-depreciation operating results of the properties:

                                                                        Three Months Ended
                                                                          September 30,
                                                                    ------------------------------
                                                                         2002             2001           Change
                                                                    -------------    -------------    -------------
Rental income:
"Same Park" facilities (11.8 million net rentable square feet)       $37,825,000      $37,521,000           0.8%
Other facilities (3.0 million net rentable square feet).....          11,653,000        4,709,000         147.5%
                                                                    -------------    -------------
Total rental income.........................................         $49,478,000      $42,230,000          17.2%
                                                                    =============    =============

Cost of operations (excluding depreciation):
"Same Park" facilities......................................         $10,053,000      $10,090,000          (0.4%)
Other facilities............................................           2,900,000        1,398,000         107.4%
                                                                    -------------    -------------
Total cost of operations....................................         $12,953,000      $11,488,000          12.8%
                                                                    =============    =============

Net operating income (rental income less cost of operations):
"Same Park" facilities......................................         $27,772,000      $27,431,000           1.2%
Other facilities............................................           8,753,000        3,311,000         164.4%
                                                                    -------------    -------------
Total net operating income..................................         $36,525,000      $30,742,000          18.8%
                                                                    =============    =============

                                                                        Nine Months Ended
                                                                          September 30,
                                                                    ------------------------------
                                                                        2002             2001             Change
                                                                    -------------    -------------    -------------
Rental income:
"Same Park" facilities (11.8 million net rentable square feet)      $114,049,000     $111,675,000           2.1%
Other facilities (3.0 million net rentable square feet).....          34,583,000        7,076,000         388.7%
                                                                    -------------    -------------
Total rental income.........................................        $148,632,000     $118,751,000          25.2%
                                                                    =============    =============

Cost of operations (excluding depreciation):
"Same Park" facilities......................................         $29,974,000      $29,004,000           3.3%
Other facilities............................................           9,422,000        2,346,000         301.6%
                                                                    -------------    -------------
Total cost of operations....................................         $39,396,000      $31,350,000          25.7%
                                                                    =============    =============

Net operating income (rental income less cost of operations):
"Same Park" facilities......................................         $84,075,000      $82,671,000           1.7%
Other facilities............................................          25,161,000        4,730,000         431.9%
                                                                    -------------    -------------
Total net operating income..................................        $109,236,000      $87,401,000          25.0%
                                                                    =============    =============

         Rental income and rental income less cost of operations or net operating income ("NOI") prior to depreciation are summarized for the three months ended September 30, 2002 by major geographic region below:


                                   Square         Percent        Rental         Percent                        Percent
          Region                  Footage        of Total        Income        of Total          NOI          of Total
------------------------       -------------   -----------    -------------    ---------   --------------    ------------
Southern California               3,176,000        21.5%       $10,642,000        21.5%      $8,114,000          22.2%
Northern California               1,495,000        10.1%         5,383,000        10.9%       4,235,000          11.6%
Southern Texas                    1,032,000         7.0%         2,244,000         4.5%       1,530,000           4.2%
Northern Texas                    1,951,000        13.2%         5,197,000        10.5%       3,522,000           9.6%
Virginia                          2,621,000        17.8%         9,884,000        20.0%       7,109,000          19.5%
Maryland                          1,771,000        12.0%         6,854,000        13.9%       4,988,000          13.7%
Oregon                            1,973,000        13.4%         7,593,000        15.3%       6,141,000          16.8%
Other                               736,000         5.0%         1,681,000         3.4%         886,000           2.4%
                               -------------   -----------    -------------    ---------   --------------    ------------
                                 14,755,000       100.0%       $49,478,000       100.0%     $36,525,000         100.0%
                               =============   ===========    =============    =========   ==============    ============

         Rental income and rental income less cost of operations or net operating income ("NOI") prior to depreciation are summarized for the nine months ended September 30, 2002 by major geographic region below:


                                   Square       Percent         Rental         Percent                        Percent
          Region                  Footage       of Total        Income        of Total          NOI          of Total
------------------------       -------------   -----------    -------------    ---------   --------------    ------------
Southern California               3,176,000        21.5%       $32,151,000        21.6%     $24,435,000          22.4%
Northern California               1,495,000        10.1%        15,946,000        10.7%      12,452,000          11.4%
Southern Texas                    1,032,000         7.0%         6,826,000         4.6%       4,452,000           4.1%
Northern Texas                    1,951,000        13.2%        16,056,000        10.8%      11,273,000          10.3%
Virginia                          2,621,000        17.8%        29,760,000        20.0%      21,151,000          19.4%
Maryland                          1,771,000        12.0%        19,930,000        13.4%      14,497,000          13.3%
Oregon                            1,973,000        13.4%        22,938,000        15.4%      18,218,000          16.7%
Other                               736,000         5.0%         5,025,000         3.5%       2,758,000           2.4%
                               -------------   -----------    -------------    ---------   --------------    ------------
                                 14,755,000       100.0%      $148,632,000       100.0%    $109,236,000         100.0%
                               =============   ===========    =============    =========   ==============    ============

         SUPPLEMENTAL PROPERTY DATE AND TRENDS: In order to evaluate the performance of the Company's overall portfolio, management analyzes the operating performance of a consistent group of properties constituting 11.8 million net rentable square feet ("Same Park" facilities). The Company currently has an ownership interest in these properties and has owned and operated them for the comparable periods. These properties do not include properties that have been acquired or sold during 2001 and 2002. The "Same Park" facilities represent approximately 80% of the weighted average square footage of the Company's portfolio at September 30, 2002.

         The following table summarizes the pre-depreciation historical operating results of the "Same Park" facilities excluding the effects of accounting for rental income on a straight-line basis.

                "Same Park" Facilities (11.8 million square feet)
                -------------------------------------------------

                                                                     Three Months Ended
                                                                       September 30,
                                                            ------------------------------------
                                                                  2002                2001             Change
                                                            ----------------    ----------------    ----------------
  Rental income (1)....................................      $  37,411,000       $  37,265,000          0.4%
  Cost of operations...................................         10,053,000          10,090,000         (0.4%)
                                                            ----------------    ----------------
  Net operating income.................................      $  27,358,000       $  27,175,000          0.7%
                                                            ================    ================

  Gross margin (2).....................................           73.1%               72.9%             0.2%

  Weighted average for period:

      Occupancy........................................           93.9%               95.6%            (1.7%)
      Annualized realized rent per occupied sq. ft.(3).          $13.46              $13.17             2.2%

  ..............................................................................................................


                                                                     Nine Months Ended
                                                                       September 30,
                                                            ------------------------------------
                                                                  2002                2001             Change
                                                            ----------------    ----------------    ----------------

  Rental income (1)....................................      $ 112,301,000       $ 110,574,000          1.6%
  Cost of operations...................................         29,974,000          29,004,000          3.3%
                                                            ----------------    ----------------
  Net operating income.................................      $  82,327,000       $  81,570,000          0.9%
                                                            ================    ================

  Gross margin (2).....................................          73.3%               73.8%             (0.5%)

  Weighted average for period:

      Occupancy........................................          94.6%               96.1%             (1.5%)
      Annualized realized rent per occupied sq. ft.(3).         $13.36              $12.96              3.1%


------------------
(1)  Rental income does not include the effect of straight-line accounting.

(2) Gross margin is computed by dividing property net operating income by rental income.

(3) Realized rent per square foot represents the actual revenues earned per occupied square foot.

         The following tables summarize the "Same Park" operating results by major geographic region for the three months ended September 30, 2002 and 2001:

                             Revenues        Revenues       Increase          NOI            NOI          Increase
         Region                2002            2001        (Decrease)        2002            2001        (Decrease)
------------------------    -----------     ------------   ----------     -------------   ------------   -----------
Southern California.....    $10,529,000     $10,435,000        0.9%         $7,934,000     $7,916,000       0.2%
Northern California.....      5,325,000       4,983,000        6.9%          4,148,000      3,742,000      10.8%
Southern Texas..........      2,220,000       2,300,000       (3.5%)         1,488,000      1,480,000       0.5%
Northern Texas..........      4,755,000       4,790,000       (0.7%)         3,147,000      3,183,000      (1.1%)
Virginia................      6,130,000       6,376,000       (3.9%)         4,346,000      4,573,000      (5.0%)
Maryland................      2,144,000       2,190,000       (2.1%)         1,654,000      1,678,000      (1.4%)
Oregon..................      4,645,000       4,575,000        1.5%          3,797,000      3,798,000       0.0%
Other...................      1,663,000       1,616,000        3.0%            844,000        805,000       4.8%
                            -----------     ------------                  -------------   ------------
                            $37,411,000     $37,265,000        0.4%        $27,358,000    $27,175,000       0.7%
                            ===========     ============                  =============   ============

         The increases noted above reflect the performance of the Company's existing markets. Northern California benefited from strong results in the Sacramento portfolio combined with the renewals in 2001 of our three largest leases in Northern California. Decreases reflected above were primarily due to declining occupancy levels and declining rental rates. Southern Texas continued to experience declines in occupancy. The decrease in Virginia is primarily the result of a building leased to the U.S. Government that was not paying rent until October 2002. In addition, vacancy rates increased and rents decreased in Virginia due to the softness in the Herndon and Chantilly submarkets. Total revenues include rental income that was determined to be uncollectible and was written-off in the amount of $106,000 and $101,000 for the three months ended September 30, 2002 and 2001, respectively.

         The following tables summarize the "Same Park" operating results by major geographic region for the nine months ended September 30, 2002 and 2001:

                             Revenues        Revenues        Increase         NOI            NOI          Increase
         Region                2002            2001         (Decrease)       2002            2001        (Decrease)
------------------------    -----------     ------------   ----------     -------------   ------------   -----------
Southern California.....    $31,787,000     $30,647,000         3.7%       $24,049,000    $23,193,000       3.7%
Northern California.....     15,630,000      14,336,000         9.0%        12,130,000     10,910,000      11.2%
Southern Texas..........      6,728,000       7,053,000        (4.6%)        4,365,000      4,693,000      (7.0%)
Northern Texas..........     14,325,000      14,087,000         1.7%         9,838,000      9,679,000       1.6%
Virginia................     18,398,000      19,345,000        (4.9%)       12,836,000     14,129,000      (9.2%)
Maryland................      6,299,000       6,496,000        (3.0%)        4,919,000      4,962,000      (0.9%)
Oregon..................     14,172,000      13,612,000         4.1%        11,503,000     11,126,000       3.4%
Other...................      4,962,000       4,998,000        (0.7%)        2,687,000      2,878,000      (6.6%)
                            -----------     ------------                  -------------   ------------
                           $112,301,000    $110,574,000         1.6%       $82,327,000    $81,570,000       0.9%
                            ===========     ============                  =============   ============

         The increases noted above reflect the performance of the Company's existing markets. Northern California benefited from strong results in the Sacramento portfolio combined with the renewals in 2001 of our three largest leases in Northern California. Decreases reflected above were primarily due to declining occupancy levels and declining rental rates. Southern Texas continued to experience declines in occupancy. The decrease in Virginia is primarily the result of a building leased to the U.S. Government that was not paying rent until October 2002. In addition, vacancy rates increased and rents decreased in Virginia due to the softness in the Herndon and Chantilly submarkets. The substantial decline in NOI from our peripheral markets is primarily the result of the timing of certain expenses during the first quarter. Total revenues include rental income that was determined to be uncollectible and was written-off in the amount of $389,000 and $328,000 for the nine months ended September 30, 2002 and 2001, respectively.

         FACILITY MANAGEMENT OPERATIONS: The Company's facility management accounts for a small portion of the Company's net operating income. During the three months ended September 30, 2002, $147,000 in net operating income was recognized from facility management operations compared to $132,000 for the same period in 2001. During the nine months ended September 30, 2002, the Company generated net operating income of $443,000 compared to $388,000 for the same period in 2001. Facility management fees have increased due primarily to additional properties brought under management.

         BUSINESS SERVICES: Business services include construction management fees and fees from telecommunications service providers. During the three months ended September 30, 2002, Business Services generated a net operating loss of $64,000 compared to a net operating loss of $72,000 for the same period in 2001. During the nine months ended September 30, 2002, Business Services generated a net operating loss of $283,000 compared to net operating loss of $152,000 for the same period in 2001. Business services revenue has declined primarily due to the bankruptcies of Darwin Networks, Winstar and Teligent, telecommunication service providers.

         INTEREST AND OTHER INCOME: Interest and other income reflects earnings on cash balances and dividends on marketable securities. Interest income was $47,000 for the three months ended September 30, 2002 compared to $346,000 for the same period in 2001. Interest income was $643,000 for the nine months ended September 30, 2002 compared to $1,659,000 for the same period in 2001. The decrease is attributable to lower average cash balances and interest rates. Average cash balances and effective interest rates for the three months ended September 30, 2002 were approximately $10 million and 2.0% compared to $39 million and 3.5% for the same period in 2001. Average cash balances and effective interest rates for the nine months ended September 30, 2002 were approximately $20 million and 2.1% compared to $51 million and 4.4% for the same period in 2001.

         COST OF OPERATIONS: Cost of operations for the three months ended September 30, 2002 was $12,953,000 compared to $11,488,000 for the same period in 2001. Cost of operations for the nine months ended September 30, 2002 was $39,396,000 compared to $31,350,000 for the same period in 2001. The increase is due primarily to the growth in the square footage of the Company's portfolio of properties. Costs of operations for those properties in our "Same Park" facilities decreased 0.4% for the three months ended September 30, 2002 and increased 3.3% for the nine months ended September 30, 2002. Cost of operations as a percentage of rental income for the nine months ended September 30, 2002 was fairly consistent at 26.5% compared to 26.4% for the same period in 2001.

         DEPRECIATION AND AMORTIZATION EXPENSE: Depreciation and amortization expense for the three months ended September 30, 2002 was $14,595,000 compared to $10,679,000 for the same period in 2001. Depreciation and amortization expense for the nine months ended September 30, 2001 was $42,885,000 compared to $30,058,000 for the same period in 2001. The increase is primarily due to depreciation expense on real estate facilities acquired or developed during 2001.

         GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $1,194,000 for the three months ended September 30, 2002 compared to $1,037,000 for the same period in 2001. General and administrative expense was $3,398,000 for the nine months ended September 30, 2002 compared to $3,157,000 for the same period in 2001. Included in general and administrative costs are acquisition costs. Acquisition expenses were $102,000 and $136,000 for the three months ended September 30, 2002 and 2001, respectively. Acquisition expenses were $416,000 and $453,000 for the nine months ended September 30, 2002 and 2001, respectively. In addition, general and administrative expenses also includes approximately $343,000 in stock option compensation expense for the nine months ended September 30, 2002 related to stock options granted after January 1, 2002.

         INTEREST EXPENSE: Interest expense was $1,115,000 for the three months ended September 30, 2002 compared to $538,000 for the same period in 2001.

Interest expense was $4,098,000 for the nine months ended September 30, 2002 compared to $932,000 for the same period in 2001. The increase is primarily attributable to increased debt balances in 2002 due to the use of the Company's credit facilities to fund acquisitions completed during the fourth quarter of 2001. Interest expense of $0 and $103,000 was capitalized as part of building costs associated with properties under development during the three months ended September 30, 2002 and 2001, respectively. Interest expense of $288,000 and $1,001,000 was capitalized as part of building costs associated with properties under development during the nine months ended September 30, 2002 and 2001, respectively. As of September 30, 2002, all developed properties had been shell complete for at least one year. The Company has, therefore, discontinued capitalization of interest on these facilities.

         GAIN ON DISPOSITION OF REAL ESTATE: Gain on sale of real estate was $7,407,000 for the nine months ended September 30, 2002. The gain primarily results from the Company's disposal of a property in San Diego for approximately $9 million in November 2001 and deferral of gain of $5,366,000 which was later recognized in the first quarter of 2002 when the buyer of the property obtained third party financing for the property and paid off most of its note to the Company. In addition, the Company sold a property located in Overland Park, Kansas for approximately $5.3 million, resulting in a gain of approximately $2 million.

         GAIN ON INVESTMENT IN MARKETABLE SECURITIES: Gain on investments in marketable securities was $41,000 for the nine months ended September 30, 2002 compared to $15,000 for the same period in 2001.

         IMPAIRMENT CHARGE ON PROPERTY HELD FOR SALE: The Company has recognized an impairment loss of $900,000 in the third quarter of 2002 on one of its properties held for sale because the net proceeds from the sale are expected to be less than the carrying value.

         MINORITY INTEREST IN INCOME: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $7,768,000 ($4,412,000 allocated to preferred unitholders and $3,356,000 allocated to common unitholders) for the three months ended September 30, 2002 compared to $6,591,000 ($3,323,000 allocated to preferred unitholders and $3,268,000 allocated to common unitholders) for the same period in 2001. Minority interest income for the nine months ended September 30, 2001 was $24,256,000 ($13,237,000 allocated to preferred unitholders and $11,019,000 allocated to common unitholders) compared to $19,743,000 ($9,696,000 allocated to preferred unitholders and $10,047,000 allocated to common unitholders) for the same period in 2001. The increase in minority interest in income is due primarily to the issuance of preferred operating partnership units during 2001 and higher earnings at the Operating Partnership level.

Liquidity and Capital Resources
-------------------------------

         Net cash provided by operating activities for the nine months ended September 30, 2002 and 2001 was $97,784,000 and $92,107,000, respectively.
Management believes that the Company's internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements and debt service requirements and to maintain the current level of distributions to shareholders.

         The following table summarizes the Company's cash flow from operating activities:

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                          ---------------------------------
                                                                               2002              2001
                                                                          ---------------   ---------------
Net income..........................................................       $ 44,018,000      $ 37,144,000
Gain on sale of marketable securities...............................            (41,000)          (15,000)
Gain on disposal of properties......................................         (7,407,000)                -
Gain on disposition of joint venture properties.....................           (265,000)                -
Stock option expense and stock bonuses..............................            358,000
Impairment charge on property held for sale.........................            900,000                 -
Depreciation and amortization.......................................         42,885,000        30,058,000
Minority interest in income.........................................         24,256,000        19,743,000
Change in working capital...........................................         (6,920,000)        5,177,000
                                                                          ---------------   ---------------
Net cash provided by operating activities...........................         97,784,000        92,107,000

Maintenance capital expenditures....................................         (3,508,000)       (2,589,000)
Tenant improvements.................................................         (7,313,000)       (3,091,000)
Capitalized lease commissions.......................................         (2,861,000)       (1,666,000)
                                                                          ---------------   ---------------

Funds available for distributions to shareholders, minority interests,
  acquisitions and other corporate purposes.........................         84,102,000        84,761,000

Cash distributions to shareholders and minority interests...........        (54,149,000)      (41,616,000)
                                                                          ---------------   ---------------

Excess funds available for principal payments on debt, investments in
  real estate and other corporate purposes..........................       $ 29,953,000      $ 43,145,000
                                                                          ===============   ===============

         The Company's capital structure is characterized by a relatively low level of leverage. As of September 30, 2002, the Company had six fixed rate mortgage notes payable totaling $27,720,000, which represented 1.9% of its total capitalization (based on book value, including minority interest and debt). The weighted average interest rate for the mortgage notes is 7.50% per annum.

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

         During October, 2002, the Operating Partnership completed a private placement of 800,000 preferred units with a preferred distribution rate of 7.95%. The net proceeds from the placement of preferred units were approximately $19.5 million.

         The Company's funding strategy is to use permanent capital, including common and preferred stock, and internally generated retained cash flows. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its Credit Facility. The Company targets a leverage ratio of 40% (defined as debt and preferred equity as a percentage of market capitalization). In addition, the Company targets a ratio of Funds from Operations ("FFO") to combined fixed charges and preferred distributions of 3.0 to 1.0. As of September 30, 2002, the leverage ratio was 31% and the FFO to fixed charges and preferred distributions coverage ratio was 3.8 to 1.0 for the three months ended September 30, 2002.

         In October 2002, the Company extended its Credit Facility with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to
(i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.65% to LIBOR plus 1.25% depending on the Company's credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee of up to 0.25% of the borrowing limit. In connection with the extension, the Company paid Wells Fargo Bank a one-time fee of $320,000. As of September 30, 2002, there was no balance outstanding on the Credit Facility.

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

         FFO as computed and disclosed by the Company may not be comparable to FFO computed and disclosed by other REITs. The Company calculates FFO as follows:

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                         ---------------------------------
                                                                               2002              2001
                                                                         ---------------   ---------------
Net income allocable to common shareholders........................       $  32,535,000     $  31,130,000
  Less:  Gain on investment in marketable securities...............             (41,000)          (15,000)
  Less:  Gain on disposition of real estate........................          (7,407,000)                -
  Less:  Equity income from sale of joint venture properties.......            (265,000)                -
  Impairment charge on property held for sale......................             900,000                 -
  Depreciation and amortization....................................          42,885,000        30,058,000
  Depreciation from joint venture..................................              57,000                 -
  Minority interest in income - common units.......................          11,019,000        10,047,000
  Less:  Straight-line rent adjustment.............................          (2,278,000)       (1,171,000)
                                                                         ---------------   ---------------

Consolidated FFO allocable to common shareholders and minority
interests..........................................................          77,405,000        70,049,000
FFO allocated to common minority interest - common units...........         (19,583,000)      (17,092,000)
                                                                         ---------------   ---------------
FFO allocated to common shareholders...............................      $   57,822,000    $   52,957,000
                                                                         ===============   ===============

         CAPITAL EXPENDITURES: On a recurring annual basis, the Company expects to incur between $0.90 and $1.20 per square foot in recurring capital expenditures ($13-$18 million based on square footage at September 30, 2002). In addition, the Company expects to make $5 million in additional capital expenditures during the remainder of 2002. These investments include improvements to bring acquired properties up to the Company's standards of $2 million, first generation tenant improvements and leasing commissions on development properties of $1 million and the renovation of properties in Southern California, Northern Virginia, Arizona and Maryland totaling $2 million. During the nine months ended September 30, 2002, the Company incurred approximately $20.2 million in capital expenditures. These included $13.7 million in maintenance capital expenditures, tenant improvements and capitalized leasing commissions, $0.7 million to bring acquired properties up to the Company's standards, $2.8 million in first generation tenant improvements and leasing commissions on developed properties and $3.0 million in property renovations.

         STOCK REPURCHASE: The Company's Board of Directors has authorized the repurchase from time to time of up to 4,500,000 shares of the Company's common stock on the open market or in privately negotiated transactions. The Company has not repurchased any common stock in 2002. In addition, the Company may re-purchase shares of its preferred stock from time to time on the open market in separately negotiated transactions. During the quarter ended June 30, 2002, the Company repurchased 500 shares of Series D preferred stock with a face value of $12,500 for $12,823 or $25.65 per share. During the quarter ended September 30, 2002, the Company repurchased 1,500 shares of Series A preferred stock with a face value of $37,500 for $38,266 or $25.51 per share.

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

         RELATED PARTY TRANSACTIONS: At September 30, 2002, PSI owns 25% of the outstanding shares of the Company's common stock (44% upon conversion of its interest in the Operating Partnership) and 25% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the

Company). Ronald L. Havner, Jr., the Company's chairman and chief executive officer, is also the vice-chairman, chief executive officer and a director of PSI. As of December 31, 2001, the Company had $35 million in short-term borrowings from PSI. The notes bore interest at 3.25% and were repaid as of January 28, 2002. Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain insurance and administrative services. These costs are allocated by PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. Also, in June 2002, the Company purchased land adjacent to its Metro Park North facility from PSI at PSI's cost (approximately $1,100,000). Finally, the Company combines its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation ("Stor-Re"). Stor-Re provides limited property and liability insurance to the Company at commercially competitive rates. The Company and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re's limitations.

         ITEM 2A. RISK FACTORS

         In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating our company and our business.

PSI has significant influence over us.
--------------------------------------

         PSI OWNS A SUBSTANTIAL NUMBER OF OUR SHARES AND OF THE UNITS OF OUR OPERATING PARTNERSHIP: At September 30, 2002, PSI and its affiliates owned 25% of the outstanding shares of our common stock (44% upon conversion of its interest in our operating partnership) and 25% of the outstanding common units of our operating partnership (100% of the common units not owned by us). Also, Ronald L. Havner, Jr., our chairman of the board and chief executive officer, is also vice-chairman, chief executive officer and a director of PSI and Harvey Lenkin, one of our directors, is president and a director of PSI. Consequently, PSI has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the operating partnership. In addition, PSI's ownership may make it more difficult for another party to take over our company without PSI's approval.

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

         WE MAY ENCOUNTER SIGNIFICANT DELAYS IN RELETTING VACANT SPACE, RESULTING IN LOSSES OF INCOME: When leases expire, we will incur expenses and we may not be able to release the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. Our properties as of September 30, 2002 generally have lower vacancy rates than the average for the markets in which they are located, and leases for 24% of our space expire in 2002 or 2003 (leases for 40% of the space occupied by small tenants expire in such years). While we have estimated our cost of renewing leases that expire in 2002, our estimates could be wrong. If we are unable to release space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.

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

         We acquired a property in Beaverton, Oregon ("Creekside Corporate Park") in May 1998 that was the subject of an environmental investigation conducted by two current and past owner/operators of an industrial facility on adjacent property, pursuant to an Consent Decree issued by the Oregon Department of Environmental Quality ("ODEQ"). There is no evidence that our past or current use of the Creekside Corporate Park property contributed in any way to the contamination that is the subject of the current investigation, nor has the ODEQ alleged any such contribution, and we are not a party to the Consent.

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

We depend on key personnel.
---------------------------

         We depend on our executive officers, including Ronald L. Havner, Jr., our chief executive officer and Joseph D. Russell, Jr., our president. The loss of Mr. Havner, Mr. Russell or other executive officers could adversely affect our operations. We maintain no key person insurance on our executive officers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         To limit the Company's exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At September 30, 2002, the Company's debt as a percentage of shareholders' equity (based on book values) was 11.7%.

         The Company's market risk sensitive instruments include mortgage notes payable which totaled $27,720,000 at September 30, 2002. All of the Company's mortgage notes payable bear interest at fixed rates. See Note 6 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable as of September 30, 2002. Based on borrowing rates currently available to the Company, the carrying amount of debt approximates fair value.

         In July, 2002, the partnership entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement effectively changes the interest rate exposure from floating rate to a fixed rate of 4.46%. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. The Company had an unrealized loss of $974,000 which was included in comprehensive income as of September 30, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In previous filings with the Securities and Exchange Commission, the Company has disclosed litigation involving former Company officers. This litigation has been settled on terms that did not materially affect the Company's financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         12 Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

         99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

(b) Reports on Form 8-K

         The Registrant filed a Current Report on Form 8-K dated September 11, 2002 (filed September 12, 2002) pursuant to Item 5 and Item 7, which filed certain exhibits relating to the announcement of the Company's new President.

         The Registrant filed a Current Report on Form 8-K dated November 11, 2002 (filed November 12, 2002) pursuant to Item 9, relating to Regulation FD Disclosure.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Dated: November 14, 2002

                             PS BUSINESS PARKS, INC.
                             BY:/s/ Jack Corrigan
                                -----------------
                                Jack Corrigan
                                Vice President and Chief Financial Officer