Form 10-K
period 2002-12-31
PS BUSINESS PARKS INC/CA
filed 2003-03-28
CIK 866368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]     Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002.

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
     (State or other jurisdiction of incorporation or                  (I.R.S. Employer Identification No.)
                       organization)

                                          701 Western Avenue, Glendale, California 91201-2397
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
   9 1/4% Cumulative Preferred Stock, Series A, $0.01 par value...                American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of
   9 1/2% Cumulative Preferred Stock, Series D, $0.01 par value...                American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of
   8 3/4% Cumulative Preferred Stock, Series F, $0.01 par value...                American Stock Exchange

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

Yes     X    No    _______
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     X    No    _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2002:

Common Stock, $0.01 par value, $448,930,269 (computed on the basis of $34.95 per share which was the reported closing sale price of the Company’s Common Stock on the American Stock Exchange on June 28, 2002).

The number of shares outstanding of the registrant’s class of common stock, as of March 27, 2003:

Common Stock, $0.01 par value, 21,372,219 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement to be filed in connection with the annual shareholders’ meeting to be held in 2003 are incorporated by reference into Part III.

PART I.

ITEM 1. BUSINESS

The Company

        PS Business Parks, Inc. (“PSB”) is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties, primarily multi-tenant flex, office and industrial space. As of December 31, 2002, PSB owned approximately 75% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units were owned by Public Storage, Inc. (“PSI”) and its affiliated entities. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references to “the Company” mean PS Business Parks, Inc. and its subsidiaries, including the Operating Partnership.

        As of December 31, 2002, the Company owned and operated approximately 14.4 million net rentable square feet of commercial space located in eight states, representing a 3% decrease in commercial square footage from December 31, 2001. The Company also managed approximately 1.4 million net rentable square feet on behalf of PSI and its affiliated entities, third party owners and a joint venture in which the Company held a 25% ownership interest.

        History of the Company: The Company (formerly named Public Storage Properties XI, Inc.) was formed in 1990 to own and operate primarily mini-warehouse facilities. In a March 17, 1998 merger (the “Merger”) of American Office Park Properties, Inc. (“AOPP”) with and into the Company, the Company acquired the commercial property business previously operated by AOPP and was renamed “PS Business Parks, Inc.” Concurrent with the Merger, the Company exchanged 11 mini-warehouses and two properties that combined mini-warehouse and commercial space for 11 commercial properties owned by PSI. For financial accounting purposes, the Merger was accounted for as a reverse acquisition whereby AOPP was deemed to have acquired Public Storage Properties XI, Inc. However, PS Business Parks, Inc. is the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax reporting purposes.

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

        From 1998 through 2001, the Company continued to grow. After completing the merger, over the ensuing four years, the Company added 9.7 million square feet in Virginia, Maryland, Texas, Oregon, California, and Arizona, acquiring 9.2 million square feet of commercial space from unaffiliated third parties and developing an additional 500,000 square feet. The cost of these additions was approximately $756 million.

        During 2002, although real estate fundamentals softened, asking prices for real properties in the Company’s target markets increased. This resulted in an environment is which the Company was unable to identify acquisitions at prices that met its investment criteria. The Company did dispose of four properties totaling 386,000 square feet that no longer met its investment criteria. These dispositions resulted in aggregate net proceeds of $23.3 million.

        The Company has elected to be taxed as a REIT under the Internal Revenue Code (the “Code”), commencing with its taxable year ended December 31, 1990. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the net income that is currently distributed to its shareholders.

        The Company’s principal executive offices are located at 701 Western Avenue, Glendale, California 91201-2397. The Company’s telephone number is (818) 244-8080. Additional information about the Company is available on the internet at www.psbusinessparks.com.

        Business of the Company: The Company is in the commercial property business, with its principal product type as suburban office, office industrial (also referred to as flex) and industrial. The Company owns approximately 10.9 million square feet of flex space. The Company defines “flex” space as buildings that are configured with a combination of part warehouse space and part office space and can be designed to fit a wide variety of uses. The warehouse component of the flex space has a variety of uses including light manufacturing and assembly, storage and warehousing, showroom, laboratory, distribution and research and development activities. The office component of flex space is complementary to the warehouse component by enabling businesses to accommodate management and production staff in the same facility. The Company also owns approximately 2.2 million square feet of low-rise suburban office space, generally either in business parks that combine office and flex space or in desirable submarkets where the economics of the market demand an office build-out, and approximately 1.3 million square feet of industrial space that have characteristics similar to the warehouse component of the flex space.

        The Company’s commercial properties typically consist of one to ten low-rise buildings located on three to fifty acres and containing from approximately 20,000 to 900,000 square feet of rentable space in the aggregate. Facilities are managed through either on-site management or area offices central to the facilities. Parking is generally open but in some instances is covered. The ratio of parking spaces to rentable square feet ranges from two to six per thousand square feet depending upon the use of the property and its location. Office space generally requires a greater parking ratio than most industrial uses. The Company may acquire properties that do not have these characteristics.

        The tenant base for the Company’s facilities is diverse. The portfolio can be bifurcated into those facilities that service small to medium-sized businesses and those that service larger businesses. Approximately 30% of the annual rents from the portfolio are from facilities that serve small to medium-sized businesses. A property in this facility type is typically divided into units ranging in size from 500 to 5,000 square feet and leases generally range from one to three years. The remaining 70% of the annual rents is derived from facilities that serve larger businesses, with units ranging from 5,000 square feet to multiple buildings leased to a single tenant. The U.S. Government is the largest tenant and leases 524,000 square feet or approximately 6.1% of the Company’s portfolio.

        The Company intends to continue acquiring commercial properties located throughout the United States. The Company’s policy of acquiring commercial properties may be changed by its Board of Directors without shareholder approval. However, the Board of Directors has no intention of changing this policy at this time. Although the Company currently owns properties in nine states, it may expand its operations to other states or reduce the number of states in which it operates. Properties are acquired for both income and potential capital appreciation; there is no limitation on the amount that can be invested in any specific property.

        The Company may acquire land for the development of commercial properties. In general, the Company expects to acquire land that is adjacent to commercial properties that the Company already owns or is acquiring. The Company owned approximately 6.4 acres of land in Northern Virginia, 27.4 acres in Portland, Oregon, 1.0 acre in Rockville, Maryland and 10.0 acres in Dallas, Texas as of December 31, 2002.

Operating Partnership

        The properties in which the Company has an equity interest will generally be owned by the Operating Partnership. The Company has the ability to acquire interests in additional properties in transactions that could defer the contributors’ tax consequences by causing the Operating Partnership to issue equity interests in return for interests in properties.

        As the general partner of the Operating Partnership, the Company has the exclusive power under the Operating Partnership Agreement to manage and conduct the business of the Operating Partnership. The Board of Directors directs the affairs of the Operating Partnership by managing the Company’s affairs. The Operating Partnership will be responsible for, and pay when due, its share of all administrative and operating expenses of the properties it owns.

        The Company’s interest in the Operating Partnership entitles it to share in cash distributions from, and the profits and losses of, the Operating Partnership in proportion to the Company’s economic interest in the Operating Partnership (apart from tax allocations of profits and losses to take into account pre-contribution property appreciation or depreciation).

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

        Distributions: The Company, as general partner, is required to distribute at least quarterly the “available cash” (as defined in the Operating Partnership Agreement) generated by the Operating Partnership for such quarter. Distributions are to be made (i) first, with respect to any class of partnership interests having a preference over other classes of partnership interests; and (ii) second, in accordance with the partners’ respective percentage interests on the “partnership record date” (as defined in the Operating Partnership Agreement). Commencing in 1998, the Operating Partnership’s policy has been to make distributions per unit (other than preferred units) that are equal to the per share distributions made by the Company with respect to its Common Stock.

        Preferred Units: As of December 31, 2002, the Operating Partnership had 8,710,000 preferred units owned by third parties with distribution rates ranging from 7.95% to 9.25% (per annum) with an aggregate stated value of $217,750,000. The Operating Partnership has the right to redeem the preferred units on or after the fifth anniversary of the issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. Each series of preferred units is exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PS Business Parks, Inc. on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the applicable series of preferred units.

        As of December 31, 2002, the Company owned 2,198,500 preferred units with a stated value of approximately $54.9 million with terms substantially identical to the terms of the publicly traded depositary shares each representing 1/1,000 of a share of 9 ¼% Cumulative Preferred Stock, Series A of the Company, 2,634,000 preferred units with a stated value of $65.9 million with terms substantially identical to the terms of the publicly traded depositary shares each representing 1/1,000 of a share of 9 ½% Cumulative Preferred Stock, Series D of the Company and 2,000,000 preferred units with a stated value of $50.0 million with terms substantially identical to the terms of the publicly traded depositary shares each representing 1/1,000 of a share of 8 ¾% Cumulative Preferred Stock, Series F of the Company. The holders of all series of Preferred Stock may combine to elect two directors if the Company fails to make dividend payments for two consecutive quarters.

        Redemption of Partnership Interests: Subject to certain limitations described below, each limited partner other than the Company (other than holders of preferred units) has the right to require the redemption of such limited partner’s units. This right may be exercised on at least 10 days notice at any time or from time to time, beginning on the date that is one year after the date on which such limited partner is admitted to the Operating Partnership (unless otherwise contractually agreed by the general partner).

        Unless the Company, as general partner, elects to assume and perform the Operating Partnership’s obligation with respect to a redemption right, as described below, a limited partner that exercises its redemption right will receive cash from the Operating Partnership in an amount equal to the “redemption amount” (as defined in the Operating Partnership Agreement generally to reflect the average trading price of the Common Stock of the Company over a specified 10 day period) for the units redeemed. In lieu of the Operating Partnership redeeming the units for cash, the Company, as the general partner, has the right to elect to acquire the units directly from a limited partner exercising its redemption right, in exchange for cash in the amount specified above as the “redemption amount” or by issuance of the “shares amount” (as defined in the Operating Partnership Agreement generally to mean the issuance of one share of the Company Common Stock for each unit of limited partnership interest redeemed).

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

        Limited Partner Transfer Restrictions: Limited partners generally may not transfer partnership interests (other than to their estates, immediate family or certain affiliates) without the prior written consent of the Company as general partner, which consent may be given or withheld in its sole and absolute discretion. The Company, as general partner has a right of first refusal to purchase partnership interests proposed to be sold by the limited partners. Transfers of partnership interests are not permitted if the transfer would adversely affect the Company’s ability to qualify as a REIT or could subject the Company to any additional taxes under Section 857 or Section 4981 of the Code.

        Management: The Operating Partnership is organized as a California limited partnership. The Company, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership, except as provided in the Operating Partnership Agreement and by applicable law. The limited partners of the Operating Partnership have no authority to transact business for, or participate in the management activities or decisions of, the Operating Partnership except as provided in the Operating Partnership Agreement and as permitted by applicable law. The Operating Partnership Agreement provides that the general partner may not be removed by the limited partners.

        However, the consent of the limited partners holding a majority of the interests of the limited partners (including limited partnership interests held by the Company) generally will be required to amend the Operating Partnership Agreement. Further, the Operating Partnership Agreement cannot be amended without the consent of each partner adversely affected if, among other things, the amendment would alter the partner’s rights to distributions from the Operating Partnership (except as specifically permitted in the Operating Partnership Agreement), alter the redemption right, or impose on the limited partners an obligation to make additional capital contributions.

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

        Tax Protection Provisions: The Operating Partnership Agreement provides that, until 2007, the Operating Partnership may not sell any of 12 designated properties in a transaction that will produce taxable gain for the contributing partner without the prior written consent of PSI. The Operating Partnership is not required to obtain PSI’s consent if PSI and its affiliated partnerships do not continue to hold at the time of the sale at least 30% of their original interest in the Operating Partnership. Since PSI’s consent is required only in connection with a taxable sale of one of the 12 designated properties, the Operating Partnership will not be required to obtain PSI’s consent in connection with a “like-kind” exchange or other nontaxable transaction involving one of these properties. Such properties have been sold with consent not withheld. These properties represent 8.8% of the square footage in the Company’s portfolio.

        Indemnification: The Operating Partnership Agreement provides that the Company and its officers and directors and the limited partners of the Operating Partnership will be indemnified and held harmless by the Operating Partnership for any act performed for, or on behalf of, the Operating Partnership, or in furtherance of the Operating Partnership’s business unless it is established that (i) the act or omission of the indemnified person was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (ii) the indemnified person actually received an improper personal benefit in money, property or services; or (iii) in the case of any criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. The termination of any proceeding by judgment, order or settlement does not create a presumption that the indemnified person did not meet the requisite standards of conduct set forth above. The termination of any proceeding by conviction or upon a plea of nolo contendere or its equivalent, or an entry of an order of probation prior to judgment, creates a rebuttable presumption that the indemnified person did not meet the requisite standard of conduct set forth above. Any indemnification so made shall be made only out of the assets of the Operating Partnership or through insurance obtained by the operating partnership.

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

Cost Allocation and Administrative Services

        Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services. These services include employee relations, insurance, administration, management information systems, legal, income tax and office services. Under this agreement, costs are allocated to the Company in accordance with its proportionate share of these costs. These allocated costs totaled $337,000, $834,000, and $746,000 for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, in November, 2002, Ronald L. Havner, Jr. was appointed Chief Executive Officer of PSI and serves both Company and PSI in that position. An allocation of his compensation for the year was reviewed by the Company’s compensation committee.

Common Officers and Directors

        Ronald L. Havner, Jr., the Chairman and Chief Executive Officer of the Company, is the Vice-Chairman and Chief Executive Officer of PSI. Harvey Lenkin, the President of PSI, is a Director of both the Company and PSI. The Company engages additional executive personnel who render services exclusively for the Company. However, it is expected that certain officers of PSI will continue to render services for the Company as requested.

Property Management

        The Company continues to manage commercial properties owned by PSI and its affiliates, which are generally adjacent to mini-warehouses, for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. The property management contract with PSI for PSI owned properties is for a seven-year term with the term extended one year upon each anniversary date. For PSI affiliate owned properties, PSI can cancel the property management contract upon 60 days notice while the Operating Partnership can cancel upon seven years notice. Management fee revenue derived from these management contracts with affiliates totaled approximately $561,000 for the year ended December 31, 2002 including $431,000 directly from PSI and $130,000 from affiliates of PSI.

Management

        Ronald L. Havner, Jr. (45), Chairman and Chief Executive Officer, heads the Company’s senior management team. Mr. Havner has been Chief Executive Officer of the Company or AOPP since December 1996. He became Chairman of the Company in March 1998. He was Senior Vice President and Chief Financial Officer of PSI from 1992 until December 1996 and became Vice-Chairman and Chief Executive officer of PSI in November 2002. The Company’s executive management includes: Joseph D. Russell, Jr. (43), President; Jack Corrigan (42), Vice President and Chief Financial Officer; Michael Lynch (50), Vice President-Acquisitions and Development; Stephen King (46), Vice President and Chief Operating Officer; Joseph Miller (39) Vice President and Corporate Controller; Angelique Benschneider (40), Vice President (Midwest Division); Maria Hawthorne (43), Vice President (Northern Virginia Division); Bill McFaul (37) Vice President (Maryland Division); and Eileen Newkirk (54), Vice President (Pacific Northwest Division).

REIT Structure

        If certain detailed conditions imposed by the Code and the related Treasury Regulations are met, an entity, such as the Company, that invests principally in real estate and that otherwise would be taxed as a corporation may elect to be treated as a REIT. The most important consequence to the Company of being treated as a REIT for federal income tax purposes is that this enables the Company to deduct dividend distributions (including distributions on preferred stock) to its shareholders, thus effectively eliminating the “double taxation” (at the corporate and shareholder levels) that typically results when a corporation earns income and distributes that income to shareholders in the form of dividends.

        The Company believes that it has operated, and intends to continue to operate, in such a manner as to qualify as a REIT under the Code, but no assurance can be given that it will at all times so qualify. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the taxable income that is distributed to its shareholders.

Growth Strategy

        The Company believes its operating strategy, acquisition strategy and finance strategy combined with its diversified portfolio produces a lower risk, higher growth business model. The Company’s primary objective is to grow Net Asset Value per share. Net Asset Value per share is determined by estimating the value of real estate holdings by applying a capitalization rate to net operating income. Tangible assets are added and liabilities and the par value of preferred units and stock are subtracted. The resulting Net Asset Value is then divided by the number of common shares and units to calculate the Net Asset Value per share. Key elements of the Company’s growth strategy include:

        Increase Net Cash Flow of Existing Properties: The Company seeks to maximize the net cash flow generated by its existing properties by (i) maximizing average occupancy rates, (ii) achieving higher levels of realized monthly rents per occupied square foot, and (iii) reducing its operating cost structure by improving operating efficiencies and economies of scale. The Company believes that its experienced property management personnel and comprehensive systems combined with increasing economies of scale will enhance the Company’s ability to meet these goals. The Company seeks to increase occupancy rates and realized monthly rents per square foot by providing its field personnel with incentives to lease space to higher credit tenants and to maximize the return on investment in each lease transaction. The return for these incentive purposes is measured by the internal rate of return on each lease transaction after deducting tenant improvements and lease commissions. The Company seeks to reduce its cost structure by controlling capital expenditures associated with re-leasing space by acquiring and owning properties with easily reconfigured space that appeal to a wide range of tenants.

        Focus on Targeted Markets: The Company intends to continue investing in markets that have characteristics which enable them to be competitive economically in the short and long-term. The Company believes that markets with above average population growth, education levels and personal income will produce better economic returns. As of December 31, 2002, 95% of the Company’s square footage was located in these targeted core markets. Based on information provided by Claritas Inc., these markets have experienced over twice the population growth of the United States average over the past decade. In addition, these markets, on average, have 35% more college graduates and 23% more household income than the United States average. The Company targets individual properties in those markets that are close to important services and universities and have easy access to major transportation arteries.

        Use Knowledge of Core Markets to Make Opportunistic Acquisitions in a Fragmented Industry: The Company believes its knowledge of its core markets enhances its ability to identify attractive acquisition opportunities and capitalize on the overall fragmentation in the “flex” space industry. The Company maintains local market information on rates, occupancies and competition in each of its core markets. According to Torto Wheaton Research, there is approximately 1.4 billion square feet of “flex” space facilities in the United States. The Company as one of the largest operators of flex space owns less than 1% of the total market. The Company believes that the fragmented nature of this market creates opportunities for the Company to use its knowledge to make acquisitions on favorable terms.

        Reduce Expenditures and Increase Occupancy Rates by Providing Flexible Properties and Attracting a Diversified Tenant Base: By focusing on properties with easily reconfigured space, the Company can offer facilities that appeal to a wide range of potential tenants, which aids in reducing the capital expenditures associated with re-leasing space. Such property flexibility also allows the Company to better serve existing tenants by accommodating their inevitable expansion and contraction needs. In addition, the Company believes that a diversified tenant base and property flexibility helps it maintain high occupancy rates during periods when market demand is weak, enabling it to attract the greatest number of potential users to its space.

        Provide Superior Property Management: The Company seeks to provide a superior level of service to its tenants in order to achieve high occupancy and rental rates, as well as minimize customer turnover. The Company’s property management offices are primarily located on-site, providing tenants with convenient access to management. On-site staff enables the Company’s properties to be well maintained and to convey a sense of quality, order and security. The Company has significant experience in acquiring properties managed by others and thereafter improving tenant satisfaction, occupancy levels, renewal rates and rental income by implementing established tenant service programs.

        Develop New Properties in Existing Core Markets: The Company’s development strategy is to selectively construct new properties next to business parks in which it already owns properties. The Company develops these properties using the expertise of local development companies. The Company plans to keep development properties to less than 5% of its portfolio on a book value basis before deducting accumulated depreciation. In addition, the Company plans to limit development activity in 2003 to first generation leasing costs on completed developments and developments that have been pre-leased.

Financing Strategy

        The Company’s primary objective in its financing strategy is to maintain financial flexibility and a low risk capital structure using permanent capital to finance its growth. Key elements of this strategy are:

        Retain Operating Cash Flow: The Company seeks to retain significant funds (after funding its distributions and capital improvements) for additional investments and debt reduction. During the year ended December 31, 2002, the Company distributed 33% of its funds from operations (“FFO”) to common shareholders/unitholders and retained $47.4 million, after recurring capital expenditures and excluding the special dividend relating to 2001, for principal payments on debt, repurchasing its common stock and reinvestment into real estate assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

        Perpetual Preferred Stock/Units: The primary source of leverage in the capital structure is perpetual preferred stock or the equivalent units in the operating partnership. This method of financing eliminates interest rate and refinancing risks because the dividend rate is fixed and the stated value or capital contribution is not required to be repaid. In addition, the consequences of defaulting on required preferred distributions is less severe than with debt. The preferred stockholders may cumulatively elect two directors if two consecutive quarterly distributions go unpaid.

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

        Access to Acquisition Capital: The Company believes that its strong financial position will enable it to access capital to finance its future growth. The Company targets a leverage ratio of 40% (defined as debt and preferred equity as a percentage of market capitalization). Market capitalization includes debt, preferred equity and the fair market value of the common shares and partnership units based upon the quoted market price. In addition, the Company targets a ratio of FFO to combined fixed charges and preferred distributions of 2.5 to 1.0. Fixed charges include interest expense and capitalized interest. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unitholders. As of December 31, 2002 and for the year then ended respectively, the leverage ratio was 33% and the FFO to combined fixed charges and preferred distributions ratio was 3.6 to 1.0. Subject to market conditions, the Company intends to add leverage to its capital structure primarily through the issuance of preferred stock or partnership units.

Competition

        Competition in the market areas in which many of the Company’s properties are located is significant and has reduced the occupancy levels and rental rates of, and increased the operating expenses of, certain of these properties. Competition may be accelerated by any increase in availability of funds for investment in real estate. Barriers to entry are relatively low for those with the necessary capital and the Company will be competing for property acquisitions and tenants with entities that have greater financial resources than the Company. Recent increases in sublease space and unleased developments are expected to further intensify competition among operators in certain market areas in which the Company operates.

        The Company’s properties compete for tenants with similar properties located in its markets primarily on the basis of location, rent charged, services provided and the design and condition of improvements. The Company believes it possesses several distinguishing characteristics that enable it to compete effectively in the flex, office and industrial space markets. The Company believes its personnel is among the most experienced in these real estate markets. The Company’s facilities are part of a comprehensive system encompassing standardized procedures and integrated reporting and information networks. The Company believes that the significant operating and financial experience of its executive officers and directors combined with the Company’s capital structure, national investment scope, geographic diversity and economies of scale should enable the Company to compete effectively.

Investments in Real Estate Facilities

        As of December 31, 2002, the Company owned and operated approximately 14.4 million net rentable square feet compared to 14.8 million net rentable square feet at December 31, 2001. The decrease in net rentable square feet was due to the disposition of facilities that were identified by management as not meeting the Company’s ongoing investment strategy.

Summary of Business Model

The Company has a diversified portfolio. It is diversified geographically in seven major markets and has a diversified customer mix by size and industry concentration. The Company believes that this diversification combined with a conservative financing strategy, focus on markets with strong demographics for growth and operating strategy gives the Company a business model that provides strong long-term growth opportunities.

Restrictions on Transactions with Affiliates

        The Company’s Bylaws provide that the Company may engage in purchase or sale transactions with affiliates only if a transaction with an affiliate is (i) approved by a majority of the Company’s independent directors and (ii) fair to the Company based on an independent appraisal or fairness opinion.

Borrowings

        As of December 31, 2002, the Company had outstanding mortgage notes payable balances of approximately $20 million and had $50 million outstanding on the Company’s term loan. See Notes 5 and 6 to the consolidated financial statements for a summary of the Company’s borrowings at December 31, 2002.

        In October 2002, the Company extended its unsecured line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.65% to LIBOR plus 1.25% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee of 0.25% of the borrowing limit. The Company had drawn $0 and $100 million on its line of credit at December 31, 2002 and December 31, 2001, respectively.

        The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.50 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively, (iii) maintain a minimum total shareholders’ equity (as defined) and (iv) limit distributions to 95% of funds from operations (as defined) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company’s unsecured recourse debt; the ratio was 14.9 times at December 31, 2002) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 2002.

        In February 2002, the Company entered into a seven year, $50 million unsecured term note agreement with Fleet National Bank. The note bears interest at LIBOR plus 1.45% per annum and is due on February 20, 2009. The Company paid a one-time facility fee of 0.35% or $175,000 for the loan. The Company used the proceeds from the loan to reduce the amount drawn on the Credit Facility. During July, 2002, the Company entered into an interest rate swap transaction which resulted in a fixed rate for the term loan through July, 2004 at 4.46% per annum.

        The unsecured note requires the Company to meet covenants that are substantially the same as the covenants in the Credit Facility. The Company was in compliance with the note covenants at December 31, 2002.

        The Company has broad powers to borrow in furtherance of the Company’s objectives. The Company has incurred in the past, and may incur in the future, both short-term and long-term indebtedness to increase its funds available for investment in real estate, capital expenditures and distributions.

Employees

        As of December 31, 2002, the Company employed 131 individuals, primarily personnel engaged in property operations. The Company believes that its relationship with its employees is good and none of the employees are represented by a labor union.

Insurance

        The Company believes that its properties are adequately insured. The Company combines its insurance coverage with PSI to reduce costs. Facilities operated by the Company have historically been covered by comprehensive insurance, including fire, earthquake, liability and extended coverage from nationally recognized carriers.

ITEM 1A. RISK FACTORS

        In addition to the other information in this Form 10-K, the following factors should be considered in evaluating our company and our business.

PSI has significant influence over us.

        PSI owns a substantial number of our shares and of the units of our operating partnership: At February 19, 2003, PSI and its affiliates owned 25% of the outstanding shares of our common stock (44% upon conversion of its interest in our operating partnership) and 25% of the outstanding common units of our operating partnership (100% of the common units not owned by us). Also, Ronald L. Havner, Jr., our chairman of the board and chief executive officer, is also vice-chairman, chief executive officer and a director of PSI and Harvey Lenkin, one of our directors, is president and a director of PSI. Consequently, PSI has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the operating partnership. In addition, PSI’s ownership may make it more difficult for another party to take over our company without PSI’s approval.

Provisions in our organizational documents may prevent changes in control.

        Our articles generally prohibit owning more than 7% of our shares: Our articles of incorporation restrict the number of shares that may be owned by any person (other than PSI and certain other specified shareholders), and the partnership agreement of our operating partnership contains an anti-takeover provision. No shareholder (other than PSI and certain other specified shareholders) may own more than 7% of the outstanding shares of our common stock, unless our board of directors waives this limitation. We imposed this limitation to avoid, to the extent possible, a concentration of ownership that might jeopardize our ability to qualify as a real estate investment trust, or REIT. This limitation, however, also makes a change of control much more difficult even if it may be favorable to our public shareholders. These provisions will prevent future takeover attempts not approved by PSI even if a majority of our public shareholders consider it to be in their best interests because they would receive a premium for their shares over the shares’ then market value or for other reasons.

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

        The partnership agreement of our operating partnership restricts mergers: The partnership agreement of our operating partnership provides that generally we may not merge or engage in a similar transaction unless limited partners of our operating partnership are entitled to receive the same proportionate payments as our shareholders. In addition, we have agreed not to merge with another entity unless the merger would have been approved had the limited partners been able to vote together with our shareholders, which has the effect of increasing PSI’s influence over us due to PSI’s ownership of operating partnership units. These provisions may make it more difficult for us to merge with another entity.

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

We cannot sell certain properties without PSI’s approval.

        Before 2007, we may not sell 12 specified properties representing 8.8% of the portfolio’s square footage without PSI’s approval. Since PSI would be taxed on a sale of these properties, the interests of PSI and our other shareholders may differ as to the best time to sell.

Certain institutional investors have special rights.

        An institutional investor has the right to (1) demand that the Company cooperate with the investor in an under-written offering of its shares of the Company’s common stock and (2) include its shares of the Company’s common stock in most public offerings of common stock by the Company. These rights terminate when the aggregate value of common stock owned by the institutional investor is reduced below specified levels.

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

        Our cash flow would be reduced if our predecessor failed to qualify as a REIT: For us to qualify to be taxed as a REIT, our predecessor, AOPP, also needed to qualify to be taxed as a REIT. We believe AOPP qualified as a REIT beginning in 1997 until its March 1998 merger with us. If it is determined that it did not qualify as a REIT, we could also lose our REIT qualification. Before 1997, our predecessor was a taxable corporation and, to qualify as a REIT, was required to distribute all of its cumulative retained profits before the end of 1996. Because a determination of the precise amount of profits retained by a company over a sustained period of time is very difficult, there is some risk that not all of AOPP’s profits were so distributed. While we believe AOPP qualified as a REIT since 1997, we did not obtain an opinion of an outside expert at the time of its merger with us.

        We may need to borrow funds to meet our REIT distribution requirements: To qualify as a REIT, we must generally distribute to our shareholders 90% of our taxable income. Our income consists primarily of our share of our operating partnership’s income. We intend to make sufficient distributions to qualify as a REIT and otherwise avoid corporate tax. However, differences in timing between income and expenses and the need to make nondeductible expenditures such as capital improvements and principal payments on debt could force us to borrow funds to make necessary shareholder distributions.

Since we buy and operate real estate, we are subject to general real estate investment and operating risks.

        Summary of real estate risks: We own and operate commercial properties and are subject to the risks of owning real estate generally and commercial properties in particular. These risks include:

o	the national, state and local economic climate and real estate conditions, such as oversupply of or reduced demand for space and changes in market rental rates;

o	how prospective tenants perceive the attractiveness, convenience and safety of our properties;

o	our ability to provide adequate management, maintenance and insurance;

o	our ability to collect rent from tenants on a timely basis;

o	the expense of periodically renovating, repairing and reletting spaces;

o	environmental issues;

o	compliance with ADA and other government regulations;

o	increasing operating costs, including real estate taxes, insurance and utilities, if these increased costs cannot be passed through to tenants;

o	changes in tax, real estate and zoning laws;

o	increase in new developments;

o	tenant bankruptcies;

o	sublease space; and

o	concentration in non-rated private companies.

        Certain significant costs, such as mortgage payments, real estate taxes, insurance and maintenance costs, generally are not reduced even when a property’s rental income is reduced. In addition, environmental and tax laws, interest rate levels, the availability of financing and other factors may affect real estate values and property income. Furthermore, the supply of commercial space fluctuates with market conditions.

        If our properties do not generate sufficient income to meet operating expenses, including any debt service, tenant improvements, leasing commissions and other capital expenditures, we may have to borrow additional amounts to cover fixed costs, and we may have to reduce our distributions to shareholders.

        During 2001 and 2002, we were affected by the slowdown in economic activity in the United States in most of our primary markets. These effects were exacerbated by the terrorist attacks of September 11, 2001 and the related aftermath. These effects included a decline in occupancy rates and a reduction in market rental rates throughout the portfolio, greater rent concessions, more generous tenant improvement allowances, higher broker commissions, slower than expected lease-up of our development properties, lower interest rates on invested cash and a rise in insurance costs. An extended economic slowdown will put additional downward pressure on occupancies and market rental rates and may lead to pressure for greater rent concessions, more generous tenant improvement allowances and higher broker commissions.

        We may encounter significant delays in reletting vacant space, resulting in losses of income: When leases expire, we will incur expenses and we may not be able to release the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. Our properties as of December 31, 2002 generally have lower vacancy rates than the average for the markets in which they are located, and leases for 35% of our space expire in 2003 or 2004 (leases for 60% of the space occupied by small tenants expire in such years). While we have estimated our cost of renewing leases that expire in 2003, our estimates could be wrong. If we are unable to release space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.

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

        The illiquidity of our real estate investments may prevent us from adjusting our portfolio to respond to market changes: There may be delays and difficulties in selling real estate. Therefore, we cannot easily change our portfolio when economic conditions change. Also, tax laws limit a REIT’s ability to sell properties held for less than four years.

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

        Property taxes can increase and cause a decline in yields on investments: Each of our properties is subject to real property taxes. These real property taxes may increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities. Such increases could adversely impact the Company's profitability.

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

        The Company acquired a property in Beaverton, Oregon (“Creekside Corporate Park”) in May 1998. A portion of Creekside Corporate Park, as well as properties adjacent to Creekside Corporate Park, were the subject of an environmental investigation conducted by two current and past owner/operators of an industrial facility on adjacent property, pursuant to a Consent Decree issued by the Oregon Department of Environmental Quality (“ODEQ”). Results of that investigation indicate that the contamination from the industrial facility has migrated onto portions of Creekside Corporate Park owned by the Company. There is no evidence that the Company’s past or current use of the Creekside Corporate Park property contributed in any way to the contamination that is the subject of the investigation, nor has the ODEQ alleged any such contribution.

        In January, 2003, the Company signed a Consent Decree resolving all potential liability to the ODEQ with respect to Creekside Corporate Park; pursuant to the Decree, the Company will pay approximately $128,000. A former owner of Creekside Corporate Park has agreed to contribute approximately $58,000 to the settlement. The Company has accrued for these costs.

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

Our ability to control our properties may be adversely affected by ownership through partnerships and joint ventures.

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

We can change our business policies and increase our level of debt without shareholder approval.

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

Increases in interest rates may adversely affect the market price of our common stock.

        One of the factors that influences the market price of our common stock is the annual rate of distributions that we pay on our common stock, as compared with interest rates. Interest rates in late 2001 and 2002 have been at historically low levels. An increase in interest rates may lead purchasers of REIT shares to demand higher annual distribution rates, which could adversely affect the market price of our common stock.

Shares that become available for future sale may adversely affect the market price of our common stock.

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

Terrorist attacks and the possibility of wider armed conflict may have an adverse impact on our business and operating results and could decrease the value of our assets.

        Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, could have a material adverse impact on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the United States or its businesses or interests. Attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our operating results. Further, we may not have insurance coverage for losses caused by a terrorist attack. Such insurance may not be available, or if it is available and we decide to obtain such terrorist coverage, the cost for the insurance may be significant in relationship to the risk overall. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business and results of operations. Finally, further terrorist acts could cause the United States to enter into a wider armed conflict which could further impact our business and operating results.

President Bush's proposed tax cut could adversely affect the price of our stock.

        President Bush has proposed a tax reduction package that would, among other things, substantially reduce or eliminate the taxation of dividends paid by corporations other than REITs. If the double taxation of corporate dividends were to be eliminated or reduced, certain of the relative tax advantage of being a REIT would be eliminated or reduced, which may have an adverse effect on the price of our stock. This adverse effect may take place prior to the adoption of any tax cut based upon the market's perception of the likelihood of implementation of such a provision.

ITEM 2. PROPERTIES

        As of December 31, 2002, the Company owned approximately 10.8 million square feet of “flex” space, 2.3 million square feet of suburban office space and 1.3 million square feet of industrial space concentrated primarily in seven major markets consisting of Southern and Northern California, Southern and Northern Texas, Virginia, Maryland and Oregon. The weighted average occupancy rate at December 31, 2002 was 93.5% and the average rental rate per square foot was $14.47.

        The following table contains information about properties owned by the Company as of December 31, 2002 and the weighted average occupancies throughout 2002:

                                                 Rentable Square Footage                             Weighted
                           ---------------------------------------------------------------------
          City                   Flex            Office          Industrial          Total          Occupancy
-------------------------- ----------------- ---------------- ----------------- ---------------- -----------------

Arizona
Mesa..................           78,038                 -                -            78,038              94.9%
Phoenix...............          199,581                 -                -           199,581              91.1%

Tempe.................          291,264                 -                -           291,264              92.8%
                           ----------------- ---------------- ----------------- ---------------- -----------------
                                568,883                 -                -           568,883              92.5%
                           ----------------- ---------------- ----------------- ---------------- -----------------

Northern California
Hayward...............                -                 -          406,712           406,712              99.4%
Monterey..............                -            12,003                -            12,003              89.1%
Sacramento............                -           366,203                -           366,203              94.8%
San Jose..............          387,631                 -                -           387,631              94.9%
San Ramon.............                -            52,149                -            52,149              99.4%
Santa Clara...........          178,132                 -                -           178,132             100.0%
So. San Francisco.....           93,775                 -                -            93,775              99.6%
                           ----------------- ---------------- ----------------- ---------------- -----------------
                                659,538           430,355          406,712         1,496,605              97.1%
                           ----------------- ---------------- ----------------- ---------------- -----------------

Southern California
Buena Park............                -                 -          317,312           317,312             100.0%
Carson................           77,255                 -                -            77,255              98.5%
Cerritos..............                -            31,270          394,610           425,880              98.5%
Culver City...........          146,402                 -                -           146,402              92.1%
Irvine................                -           160,499                -           160,499              93.9%
Laguna Hills..........          613,947                 -                -           613,947              99.2%
Lake Forest...........          296,597                 -                -           296,597              97.7%
Lakewood..............                -            52,828                -            52,828              98.2%
Monterey Park.........          199,056                 -                -           199,056              98.5%
San Diego.............          535,345                 -                -           535,345              95.4%
Signal Hill...........          178,146                 -                -           178,146              96.4%
Studio City...........           22,092                 -                -            22,092             100.0%
Torrance..............          147,220                 -                -           147,220              97.1%
                           ----------------- ---------------- ----------------- ---------------- -----------------
                              2,216,060           244,597          711,922         3,172,579              97.5%
                           ----------------- ---------------- ----------------- ---------------- -----------------

                                                 Rentable Square Footage                             Weighted
                           ---------------------------------------------------------------------
          City                   Flex            Office          Industrial          Total          Occupancy
-------------------------- ----------------- ---------------- ----------------- ---------------- -----------------

Maryland
Beltsville............          307,791                 -                -           307,791              98.4%
Gaithersburg..........                -            28,994                -            28,994              97.8%
Landover (2)..........          254,212                 -                -           254,212              86.9%
Largo.................          149,918                 -                -           149,918              94.8%
Rockville.............          213,853           691,434                -           905,287              92.8%
                           ----------------- ---------------- ----------------- ---------------- -----------------
                                925,774           720,428                -         1,646,202              93.2%
                           ----------------- ---------------- ----------------- ---------------- -----------------

Oregon
Beaverton.............        1,524,005           346,376                -         1,870,381              90.9%
Milwaukee.............          101,578                 -                -           101,578              88.3%
                           ----------------- ---------------- ----------------- ---------------- -----------------
                              1,625,583           346,376                -         1,971,959              90.7%
                           ----------------- ---------------- ----------------- ---------------- -----------------

Tennessee
Nashville.............          138,004                 -                -           138,004              89.9%
                           ----------------- ---------------- ----------------- ---------------- -----------------
                                138,004                 -                -           138,004              89.9%
                           ----------------- ---------------- ----------------- ---------------- -----------------

Northern Texas
Dallas................          236,997                 -                -           236,997              94.7%
Garland...............           36,458                 -                -            36,458              90.5%
Houston...............          176,977           131,214                -           308,191              89.3%
Las Colinas (1).......          713,526                 -          231,217           944,743              92.1%
Mesquite..............           56,541                 -                -            56,541              94.0%
Missouri City.........           66,000                 -                -            66,000              99.7%
Plano.................          184,809                 -                -           184,809             100.0%
Richardson............          116,800                 -                -           116,800              88.7%
                           ----------------- ---------------- ----------------- ---------------- -----------------
                              1,588,108           131,214          231,217         1,950,539              92.8%
                           ----------------- ---------------- ----------------- ---------------- -----------------

Southern Texas
Austin................          832,548                 -                -           832,548              90.9%
                           ----------------- ---------------- ----------------- ---------------- -----------------
                                832,548                 -                -           832,548              90.9%
                           ----------------- ---------------- ----------------- ---------------- -----------------

Virginia
Alexandria............          208,519                 -                -           208,519              93.9%
Chantilly (2).........          494,618                 -                -           494,618              87.4%
Merrifield............          302,723           355,127                -           657,850              96.3%
Herndon ..............          193,623            50,750                -           244,373              81.0%
Lorton................          246,520                 -                -           246,520              99.9%
Springfield...........          359,742                 -                -           359,742              83.2%
Sterling .............          295,625                 -                -           295,625              89.6%
Woodbridge............          113,629                 -                -           113,629              96.0%
                           ----------------- ---------------- ----------------- ---------------- -----------------
                              2,214,999           405,877                -         2,620,876              90.8%
                           ----------------- ---------------- ----------------- ---------------- -----------------

Washington
Renton................           27,912                 -                -            27,912              89.4%
                           ----------------- ---------------- ----------------- ---------------- -----------------
                                 27,912                 -                -            27,912              89.4%
                           ----------------- ---------------- ----------------- ---------------- -----------------

Totals - 8 states.....       10,797,409         2,278,847        1,349,851        14,426,107              93.5%
                           ================= ================ ================= ================ =================
(1)	The Company owns one property that is subject to a ground lease in Las Colinas, Texas.

(2)	Three commercial properties serve as collateral to mortgage notes payable. See detailed listing in Schedule III to the financial statements contained herein.

        Each of these properties will continue to be used for its current purpose. Competition exists in the market areas in which these properties are located. Barriers to entry are relatively low for competitors with the necessary capital and the Company will be competing for properties and tenants with entities that have greater financial resources than the Company. The Company believes that while the current overall demand for commercial space has softened in 2002 and 2001, there is sufficient demand to maintain healthy occupancy rates.

        The Company has risks that tenants will default on leases and declare bankruptcy. Management believes these risks are mitigated through the Company's geographic diversity and diverse tenant base. As of December 31, 2002, tenants occupying less than approximately 300,000 square feet of commercial space had declared bankruptcy and all of the bankrupt tenants were current on their monthly rental payments.

        As of and for the year ended December 31, 2002, one of the Company's properties had a book value of more than 10% of the Company's total assets or accounted for more than 10% of its aggregate gross revenues. The property known as Metro Park North is a business park in Rockville, Maryland consisting of 17 buildings (905,000 square feet) including nine office buildings (691,000 square feet) and eight flex-space buildings (214,000 square feet). The property was purchased on December 27, 2001 and has a book value of $122 million representing approximately 11% of the Company's total assets at December 31, 2002.

        The following table sets forth information with respect to occupancy and rental rates at Metro Park North for each of the last five years:

                                     1998             1999              2000             2001              2002
                           ----------------- ---------------- ----------------- ---------------- -----------------

Occupancy rate                       81.5%             75.9%            86.9%            93.5%            92.6%

Rental rate per square
foot                                $15.36            $15.73           $16.91           $18.83           $19.23

        The following table sets forth information with respect to tenants occupying ten percent or more of the rentable square footage at Metro Park North:

                                                          Annual Rent
                                                         per Square Feet      Lease           Renewal            Business
Tenant Name                              Square Feet                       Expiration          Option          Description
-------------------------------------- ----------------- ---------------- -------------- ------------------- -----------------

State and Local Solutions, Inc.              29,688          $24.96             9/30/05      1, 5-year       Computer Software
Food & Drug Administration                   22,713          $28.77              8/3/06      1, 5-year       Government
LSI Logic Corp.                              15,786          $25.50             4/30/08      1, 5-year       Software Development
Axcelis Corp.                                83,552          $15.59            12/31/07      1, 5-year       High-Tech Manufacturing
Special Integrated Solutions, Inc.           11,215          $15.50             1/31/10      1, 5-year       Software Development
Montgomery County Community TV               12,152          $15.00             6/30/11      1, 5-year       Television Broadcasting
Food & Drug Administration                   53,227          $30.48            12/31/07      1, 5-year       Government
First Health Group Corp.                     29,502          $19.50             6/30/08      1, 5-year       Insurance
Food & Drug Administration                  113,912          $19.07            11/14/05      1, 5-year       Government
Hughes Network Systems, Inc.                105,665          $23.62             8/31/05      1, 5-year       Telecommunications
Montgomery County Board of Education         38,800          $22.95             10/7/04      1, 5-year       Education

        The following table sets forth information with respect to lease expirations at Metro Park North:

Percentage of Total Annual Base Rents Represented by
                                  Rentable Square Footage      Annual Base Rents Under          Expiring Leases
   Year of Lease Expiration     Subject to Expiring Leases         Expiring Leases
------------------------------- ---------------------------- ---------------------------- ----------------------------

             2003                                   112,705                   $2,338,000             13.0%
             2004                                    82,872                    2,014,000             11.2%
             2005                                   324,415                    7,217,000             40.1%
             2006                                    75,243                    1,947,000             10.8%
             2007                                   138,219                    3,196,000             17.8%
             2008                                    15,786                      430,000             2.4%
             2009                                     6,310                       77,000             0.4%
             2010                                    11,215                      202,000             1.1%
             2011                                    15,560                      323,000             1.8%
             2012                                         -                            -               -
          Thereafter                                 13,517                      254,000             1.4%
------------------------------- ---------------------------- ---------------------------- ----------------------------
            Total                                   795,842                  $17,998,000            100.0%
=============================== ============================ ============================ ============================

        The following table sets forth information with respect to tax depreciation at Metro Park North:

                                                  Rate of                                   Life          Accumulated
                              Tax Basis        Depreciation            Method             In Years        Depreciation
                           ----------------- ------------------ ---------------------- ---------------- -----------------

Improvements                    $11,991,294    20.0% - 32.0%       MACRS, 200% DDB            5                6,548,708
Improvements                      5,817,593    14.3% - 24.5%       MACRS, 200% DDB            7                2,255,802
Improvements                     16,591,550     5.0% - 9.5%        MACRS, 150% DDB           15                2,395,480
Buildings                        75,392,317     0.1% - 2.5%           MACRS, SL              39                2,003,555
                           -----------------                                                            -----------------
Total                          $109,792,754                                                                   13,203,545
                           =================                                                            =================

Portfolio Information

        The Company’s portfolio services two sets of customers with different characteristics. Approximately 70% of the Company’s portfolio serves primarily large tenants. These tenants generally sign longer leases, require higher tenant improvements, are represented by a broker and are better credit tenants. The other 30% of the Company’s portfolio serves primarily small tenants with average space requirements of 1,600 square feet and a shorter lease term duration. Tenant improvements are relatively small for these tenants and most leases are done in-house with no lease commissions.. These tenants have lower credit profiles and delinquencies and bankruptcies are more frequent. The following tables set forth the lease expirations for the entire portfolio of properties owned as of December 31, 2002 in addition to bifurcating the lease expirations for properties serving primarily small businesses and those properties serving primarily larger businesses:

                                         Lease Expirations (Entire Portfolio) as of December 31, 2002
                                                                                           Percentage of Total Annual
                                  Rentable Square Footage      Annual Base Rents Under     Base Rents Represented by
   Year of Lease Expiration     Subject to Expiring Leases         Expiring Leases              Expiring Leases
------------------------------- ---------------------------- ---------------------------- -----------------------------

             2003                                 2,635,000                   31,350,000             17.1%
             2004                                 2,959,000                   33,574,000             18.4%
             2005                                 2,834,000                   38,882,000             21.3%
             2006                                 1,871,000                   27,951,000             15.3%
             2007                                 1,329,000                   18,561,000             10.1%
          Thereafter                              2,042,000                   32,583,000             17.8%
------------------------------- ---------------------------- ---------------------------- ----------------------------
            Total                                13,670,000                 $182,901,000            100.0%
=============================== ============================ ============================ ============================

                                       Lease Expirations (Small Tenant Portfolio) as of December 31, 2002

         The Company's small tenant portfolio consists of properties with average leases less than 5,000 square feet.

                                                                                           Percentage of Total Annual
                                  Rentable Square Footage      Annual Base Rents Under     Base Rents Represented by
   Year of Lease Expiration     Subject to Expiring Leases         Expiring Leases              Expiring Leases
------------------------------- ---------------------------- ---------------------------- -----------------------------

             2003                                 1,372,000                   14,913,000              30.4%
             2004                                 1,223,000                   14,845,000              30.2%
             2005                                   693,000                    8,789,000              17.9%
             2006                                   271,000                    3,632,000                7.4%
             2007                                   326,000                    4,198,000                8.5%
          Thereafter                                186,000                    2,756,000                5.6%
------------------------------- ---------------------------- ---------------------------- -----------------------------
            Total                                 4,071,000                  $49,133,000             100.0%
=============================== ============================ ============================ =============================

                                       Lease Expirations (Large Tenant Portfolio) as of December 31, 2002

         The Company's large tenant portfolio consists of properties with average leases greater than or equal to 5,000 square feet.

                                                                                          Percentage of Total Annual
                                                                                           Base Rents Represented by
                                  Rentable Square Footage      Annual Base Rents Under          Expiring Leases
   Year of Lease Expiration     Subject to Expiring Leases         Expiring Leases
------------------------------- ---------------------------- ---------------------------- ----------------------------

             2003                                 1,263,000                   16,437,000             12.3%
             2004                                 1,736,000                   18,729,000             14.0%
             2005                                 2,141,000                   30,093,000             22.5%
             2006                                 1,600,000                   24,319,000             18.2%
             2007                                 1,003,000                   14,363,000             10.7%
          Thereafter                              1,856,000                   29,827,000             22.3%
------------------------------- ---------------------------- ---------------------------- ----------------------------
            Total                                 9,599,000                 $133,768,000            100.0%
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

        Substantially all of the Company’s properties have been subjected to Phase I environmental reviews. Such reviews have not revealed, nor is management aware of, any probable or reasonably possible environmental costs that management believes would have a material adverse effect on the Company’s business, assets or results of operations, nor is the Company aware of any potentially material environmental liability, except as discussed below.

        The Company acquired a property in Beaverton, Oregon (“Creekside Corporate Park”) in May 1998. A portion of Creekside Corporate Park, as well as properties adjacent to Creekside Corporate Park, were the subject of an environmental investigation conducted by two current and past owner/operators of an industrial facility on adjacent property, pursuant to a Consent Decree issued by the Oregon Department of Environmental Quality (“ODEQ”). Results of that investigation indicate that the contamination from the industrial facility has migrated onto portions of Creekside Corporate Park owned by the Company. There is no evidence that the Company’s past or current use of the Creekside Corporate Park property contributed in any way to the contamination that is the subject of the investigation, nor has the ODEQ alleged any such contribution.

        In January, 2003, the Company signed a Consent Decree resolving all potential liability to the ODEQ with respect to Creekside Corporate Park; pursuant to the Decree, the Company will pay approximately $128,000. A former owner of Creekside Corporate Park has agreed to contribute approximately $58,000 to the settlement. The Company has accrued these costs.

ITEM 3. LEGAL PROCEEDINGS

        In previous filings with the Securities and Exchange Commission, the Company has disclosed litigation involving former Company officers. This litigation has been settled on terms that did not materially affect the Company’s financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not submit any matter to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2002.

ITEM 4A. EXECUTIVE OFFICERS

        The following is a biographical summary of the executive officers of the Company:

        Ronald L. Havner, Jr., age 45, has been Chairman and Chief Executive Officer of the Company from March 1998 to the present and President of the Company from March 1998 to September 2002. In November 2002, Mr. Havner became Vice Chairman and Chief Executive Officer of PSI. From December 1996 until March 1998, Mr. Havner was Chairman, President and Chief Executive Officer of AOPP. He was Senior Vice President and Chief Financial Officer of PSI, an affiliated REIT, and Vice President of the Company and certain other REITs affiliated with PSI, until December 1996. Mr. Havner became an officer of PSI in 1986, prior to which he was in the audit practice of Arthur Andersen & Company. He is a member of the National Association of Real Estate Investments Trusts (NAREIT) and the Urban Land Institute (ULI) and a Director of Business Machine Security, Inc., and Mobile Storage Group, Inc. Mr. Havner earned a Bachelor of Arts degree in Economics from the University of California, Los Angeles in 1979 and graduated Summa Cum Laude.

        Joseph D. Russell, Jr., age 43, has been President since September 2002. Mr. Russell joined Spieker Partners in 1990 and became an officer of Spieker Properties when it went public as a REIT in 1993. Prior to its merger with Equity Office Properties (EOP) in 2001, Mr. Russell was President of Spieker Properties’ Silicon Valley Region. Mr. Russell earned a Bachelor of Science degree from the University of Southern California and a Masters of Business Administration from the Harvard Business School. Prior to entering the commercial real estate business, Mr. Russell spent approximately six years with IBM in various marketing positions.

        Jack E. Corrigan, age 42, a certified public accountant, has been Vice President, Chief Financial Officer and Secretary of the Company since June 1998. From February 1991 until June 1998, Mr. Corrigan was a partner of LaRue, Corrigan & McCormick with responsibility for the audit and accounting practice. He was Vice President and Controller of PSI (formerly Storage Equities, Inc.) from 1989 until February 1991. Mr. Corrigan earned a Bachelor of Science degree in Accounting from Loyola Marymount University.

            J. Michael Lynch, age 50, has been Vice President-Director of Acquisitions and Development of the Company since June 1998. Mr. Lynch was Vice President of Acquisitions and Development of Nottingham Properties, Inc. from 1995 until May 1998. He has 18 years of real estate experience, primarily in acquisitions and development. From 1988 until 1995, Mr. Lynch was a development project manager for The Parkway Companies. From 1983 until 1988, he was an Assistant Vice President, Real Estate Investment Department of First Wachovia Corporation. Mr. Lynch earned a Bachelor of Arts degree in Economics from Mt. St. Mary’s College and a Masters of Architecture from the Virginia Polytechnic Institute.

        Stephen S. King, age 46, has been Vice President, Chief Operating Officer of the Company since August 2001. Mr. King joined the Company as Vice President in April 2000 with responsibility for property operations for the Southwest Division. He became an executive officer of the Company in March 2001. From 1998 to April 2000, Mr. King was Vice President of Asset Management for The RREEF Funds with responsibility for over 10 million square feet of industrial property owned in a joint venture with the California Public Employees Retirement System (CalPERS). From 1989 through 1998, Mr. King was Assistant Vice President, Western Division for USAA Real Estate Company. He has over twenty years of development, construction, property management and leasing experience. Mr. King is a licensed California real estate broker and a member of the Institute for Real Estate Management (IREM) and the National Association of Industrial and Office Properties (NAIOP). Mr. King earned a Bachelor of Arts degree in Economics from Texas A&M.

        Joseph E. Miller, age 39, was promoted to Vice President, Corporate Controller in December 2001 with responsibilities for financial and operational accounting, reporting, and analysis. Mr. Miller joined the Company in August 2001 as Vice President, Property Operations Controller focusing on operational systems and processes. Previously, Mr. Miller was Corporate Controller for Maguire Partners, a prominent Los Angeles commercial real estate developer, owner, and manager, from May 1997 to August 2001. Prior to joining Maguire Partners, Mr. Miller was an audit manager at Ernst & Young with a focus on real estate clients. Mr. Miller is a Certified Public Accountant and has earned a Bachelor of Science degree in Business Administration from California State University, Northridge, and a Masters of Business Administration from the University of Southern California.

        Angelique A. Benschneider, age 40, joined the Company as Vice President in November 2000 with responsibility for property operations for the Midwest Division. Ms. Benschneider became an executive officer of the Company in March 2001. From 1999 to November 2000, Ms. Benschneider was a Senior Asset Manager for Amerishop Real Estate Services, where she was responsible for retail portfolio performance for the Company on the East Coast. From 1996 to 1999, Ms. Benschneider was a General Manager for GIC Real Estate, Inc. and was responsible for the management and leasing of Thanksgiving Tower, a 1,500,000 square foot high rise office tower. Mrs. Benschneider has extensive experience in regional malls, working on the redevelopment of the 2,900,000 square foot King of Prussia Mall in Philadelphia, Pennsylvania. Ms. Benschneider earned a Bachelor of Science degree in Business Administration from the University of North Texas and a Masters of Business Administration from the University of Texas, Dallas.

        Maria R. Hawthorne, age 43, has been a Vice President of the Company since June 2001 with responsibility for property operations for the Northern Virginia Division. Mrs. Hawthorne has been with the Company and its predecessors for the past sixteen years. From July 1994 to June 2002, Mrs. Hawthorne was a Regional Manager of the Company. From August 1988 to July 1994, Mrs. Hawthorne was the Director of Leasing and Property Manager for AOPP. Ms. Hawthorne earned a Bachelor of Arts degree in International Relations from Pomona College.

        William A. McFaul, age 37, was promoted to Vice President of the Company in December 2001 with responsibility for property operations for the Maryland Division. Mr. McFaul has been with the Company since July 1999. Mr. McFaul became a Regional Manager in January 2001 with responsibility for property operations of the Maryland Region and was a Senior Property Manager from July 1999 until December 2000. Prior to joining the Company, Mr. McFaul worked for The Rouse Company, a national real estate development firm, for ten years holding various positions in leasing and operations. Mr. McFaul earned a Bachelor of Science degree in Business Administration and a Masters of Business Administration from Loyola College in Maryland.

        Eileen M. Newkirk, age 54, has been a Vice President of the Company since March 2000 with responsibility for property operations for the Pacific Northwest Division. Ms. Newkirk became an executive officer of the Company in March 2001. From August 1998 to March 2000, Ms. Newkirk was a Regional Manager of the Company. From 1997 to 1998, Ms. Newkirk held the position of United States Facilities Manager for N-Cube, a high tech company based in Foster City, California. From 1994 to 1997, she was a Property Manager for AOPP. Prior to joining AOPP, Ms. Newkirk held a variety of development and operations management positions, including the management of a Class A central business district high-rise. Ms. Newkirk maintains an Oregon real estate license.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a.     Market Price of the Registrant’s Common Equity:

        The Common Stock of the Company trades on the American Stock Exchange under the symbol PSB. The following table sets forth the high and low sales prices of the Common Stock on the American Stock Exchange for the applicable periods:

                                                                           Range
                                                           --------------------------------------
                      Year                Quarter                High                 Low         Closing Prices
               -------------------    -----------------    -----------------    ----------------- ----------------

                      2002                  1st                $36.50               $30.70            $34.75
                                            2nd                $37.34               $34.10            $34.95
                                            3rd                $35.47               $30.96            $34.00
                                            4th                $34.30               $29.75            $31.80

                      2001                  1st                $28.10               $26.50            $31.50
                                            2nd                $29.57               $25.80            $27.70
                                            3rd                $28.30               $26.00            $28.00
                                            4th                $32.95               $29.75            $27.15

        As of February 12, 2003, there were approximately 688 holders of record of the Common Stock.

b. Dividends

        Holders of Common Stock are entitled to receive distributions when, as and if declared by the Company’s Board of Directors out of any funds legally available for that purpose. The Company is required to distribute at least 90% of its net taxable ordinary income prior to the filing of the Company’s tax return and 85%, subject to certain adjustments, during the calendar year, to maintain its REIT status for federal income tax purposes. It is management’s intention to pay distributions of not less than these required amounts.

        Distributions paid per share of Common Stock for 2002 and 2001 amounted to $1.16 and $1.31 per year, respectively. Since the second quarter of 1998 and through the fourth quarter of 2000, the Company had declared regular quarterly dividends of $0.25 per common share. In March 2001, the Board of Directors increased the quarterly dividends from $0.25 to $0.29 per common share. In December 2001, the Board of Directors declared a special dividend of $0.15 per common share. In 2002, the Company continued to pay quarterly dividends of $0.29 per common share. The Board of Directors has established a distribution policy to maximize the retention of operating cash flow and only distribute the minimum amount required for the Company to maintain its tax status as a REIT. Pursuant to restrictions contained in the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

c. Issuance of Unregistered Securities

        On October 30, 2002, the Operating Partnership issued 800,000 preferred units with a preferred distribution rate of 7.95%. The Operating Partnership received net proceeds from the sale of these preferred units of approximately $19.5 million. The Operating Partnership sold the preferred units in a private placement in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder. The preferred units were issued to a single institutional “accredited investor” within the meaning of Regulation D.

ITEM 6. SELECTED FINANCIAL DATA (1)

The following sets forth selected consolidated and combined financial and operating information on a historical basis for the Company and its predecessors. The following information should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere in this Form 10-K. Note that historical results from 1998 through 2001 were restated to conform with 2002 presentation for discontinued operations.

                                                               For the Years Ended December 31,
                                        -------------------------------------------------------------------------------

                                                2002            2001           2000            1999            1998
Revenues:                                                    (In thousands, except per share data)
  Rental income.........................  $   197,565     $   161,609     $   135,334    $   114,841     $    79,211
  Facility management fees primarily
   from affiliates........           763             683             539            471             529
  Business services.....................          136             353             547              -               -
  Interest income.......................          819           2,251           4,076          2,356           1,411
  Dividend income.......................            4              17           1,301            459               -
                                                -----              --           -----            ---
                                              199,287         164,913         141,797        118,127          81,151
                                              -------         -------         -------        -------          ------
Expenses:
  Cost of operations....................       52,842          42,543          35,465         30,830          23,552
  Cost of facility management...........          176             152             111             94              77
  Cost of business services.............          462             572             344              -               -
  Depreciation and amortization.........       57,658          39,680          34,037         27,993          17,161
  General and administrative............        4,663           4,320           3,954          3,153           2,233
  Interest expense......................        5,324           1,715           1,481          3,153           2,361
                                                -----           -----           -----          -----           -----
                                              121,125          88,982          75,392         65,223          45,384
                                              -------          ------          ------         ------          ------
  Equity in income of joint venture.....        1,978              25               -              -               -
Gain  on   investment   in
marketable securities                  41               8           7,849              -               -
                                                   --               -           -----           -----         ------
Income before gain on disposal of
real estate, discontinued operations
and minority interest                         80,181          75,964          74,254         52,904          35,767
Income from discontinued operations....         1,296           1,395           3,412          4,656           4,841
   Gain on disposition of properties.....       8,123               -             256              -               -
                                                -----          ------             ---          -----           ------

Income  before  minority
interest and extraordinary item       89,600          77,359          77,922         57,560          40,608
  Minority interest in income -               (17,927)        (14,107)        (12,185)        (4,156)              -
  preferred units.......................
  Minority interest in income - common        (14,243)        (13,382)        (14,556)       (11,954)        (11,208)
                                              -------         -------         -------        -------         -------
  units.................................
Income before extraordinary item........       57,430          49,870          51,181         41,450          29,400
  Extraordinary item, net of minority               -               -               -           (195)              -
  interest..............................       ------          ------          ------          ------         ------
Net income..............................  $    57,430     $    49,870     $    51,181    $    41,255     $    29,400
                                          ===========     ===========     ===========    ===========     ===========
Net income allocation:
  Allocable to preferred shareholders...  $    15,412     $     8,854     $     5,088    $     3,406     $         -
  Allocable to common shareholders......       42,018          41,016          46,093         37,849          29,400
                                               ------          ------          ------         ------          ------
                                          $    57,430     $    49,870     $    51,181    $    41,255     $    29,400
                                          ===========     ===========     ===========    ===========     ===========
Per Common Share:
Distribution (1)........................  $      1.16     $      1.31     $      1.00    $      1.00     $      1.10
Net income - Basic......................  $      1.95     $      1.84     $      1.98    $      1.60     $      1.52
Net income - Diluted....................  $      1.93     $      1.83     $      1.97    $      1.60     $      1.51
Weighted average common shares-Basic....       21,552          22,350          23,284         23,641          19,361
Weighted average common shares-Diluted..       21,743          22,435          23,365         23,709          19,429
Balance Sheet Data:
Total assets............................  $ 1,156,802     $ 1,169,955     $   930,756    $   903,741     $   709,414
Total debt..............................       70,279         165,145          30,971         37,066          50,541
Minority interest - preferred units.....      217,750         197,750         144,750        132,750               -
Minority interest -  common units.......      167,469         162,141         161,728        157,199         153,015
Preferred stock.........................      170,813         121,000          55,000         55,000               -
Common shareholders' equity.............  $   493,589     $   478,731     $   509,343    $   500,531     $   489,905
Other Data:
Net cash provided by operating            $   135,075     $   126,677     $   111,197    $    88,440     $    60,228
activities..............................
Net cash (used in) provided by                  5,628        (318,367)        (77,468)      (131,318)       (308,646)
investing activities....................
Net   cash   provided   by   (used   in)      (98,967)        145,471         (58,654)       111,030         250,602
     financing activities...............
Funds from operations (2)...............  $   103,045     $    93,568     $    85,977    $    76,353     $    57,430
Square footage owned at end of period...       14,426          14,817          12,600         12,359          10,930
(1)	In March 2001, the Board of Directors increased the annual distribution to $1.16 per common share. In December 2001, the Board of Directors declared a special distribution of $0.15 per common share. No special dividend was declared in 2002.

(2)	Funds from operations (“FFO”) is defined as net income, computed in accordance with generally accepted accounting principles (“GAAP”) before depreciation, amortization, minority interest in income, straight line rent adjustments and extraordinary or non-recurring items. FFO does not represent net income or cash flows from operations as defined by GAAP. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for cash flow or net income as a measure of liquidity or operating performance or ability to make acquisitions and capital improvements or ability to pay distributions or debt principal payments. Also, FFO as computed and disclosed by the Company may not be comparable to FFO computed and disclosed by other REITs. The Company believes that in order to facilitate a clear understanding of the Company’s operating results, FFO should be analyzed in conjunction with net income as presented in the Company’s consolidated financial statements included elsewhere in this Form 10-K. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Liquidity and Capital Resources,” “Funds from Operations,” for a reconciliation of FFO and net income allocable to common shareholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the results of operations and financial condition of PS Business Parks, Inc. (the “Company”) should be read in conjunction with the selected financial data and the Company’s consolidated financial statements and notes thereto included elsewhere in the Form 10-K.

        Forward-Looking Statements: Forward-looking statements are made throughout this Annual Report on Form 10-K. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Item 1A. Risk Factors.” In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of the information contained in such forward-looking statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Overview

        Critical Accounting Policies and Estimates: Our significant accounting policies are described in Note 2 to the condensed consolidated financial statements included in this Form 10-K. We believe our most critical accounting policies relate to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, depreciation, accrual of operating expenses and accruals for contingencies each of which we discuss below.

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

Allowance for Doubtful Accounts: Rental revenue from our tenants is our principal source of revenue. We monitor the collectibility of our receivable balances including the deferred rent receivable on an on-going basis. Based on these reviews, we establish a provision, and maintain an allowance, for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on our consolidated balance sheets. If we incorrectly determine the collectibility of our revenue, the timing and amount of our reported revenue could be affected.

Impairment of Long-Lived Assets: The Company evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. Our long-lived assets consist primarily of our investments in real estate. The fair value of our investments in real estate depends on the future cash flows from operations of the properties. If the estimated future cash flow of the property results in a determination that the fair value is less than our carrying value, an impairment may be recognized if we determine the loss to be permanent. As of December 31, 2002, the Company does not consider any of its long-lived assets to be impaired.

Capitalization of Real Estate Facilities: Real estate facilities are recorded at cost. Costs related to the renovation or improvement of the properties are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Expenditures that are expected to benefit a period greater than 30 months and exceed $5,000 are capitalized and depreciated over the estimated useful life. Buildings and equipment are depreciated on the straight-line method over the estimated useful lives, which are generally 30 and 5 years, respectively. Leasing costs in excess of $1,000 for leases with terms greater than two years are capitalized and depreciated/amortized over their estimated useful lives. Leasing costs for leases of less than two years or less than $1,000 are expensed as incurred. Interest cost and property taxes incurred during the period of construction of real estate facilities are capitalized. If these costs are not capitalized correctly, the timing of expenses and the recording of real estate assets could be over or understated.

Depreciation: We compute depreciation on our buildings and equipment using the straight-line method based on estimated useful lives of generally 30 and 5 years. A significant portion of the acquisition cost of each property is allocated to building and building components (usually 80-85%). The allocation of the acquisition cost to building and its components and the determination of the useful life are based on management’s estimates. If we do not allocate appropriately to building or related components or incorrectly estimate the useful life of our properties, the timing and/or the amount of depreciation expense will be affected. In addition, the net book value of real estate assets could be over or understated. The statement of cash flows, however, would not be affected.

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

Qualification as a REIT – Income Tax Expense: We believe that we have been organized and operated, and we intend to continue to operate, as a qualifying REIT under the Internal Revenue Code and applicable state laws. A qualifying REIT generally does not pay corporate level income taxes on its taxable income that is distributed to its shareholders, and accordingly, we do not pay or record as an expense income tax on the share of our taxable income that is distributed to shareholders.

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

        Effect of Economic Conditions on the Company’s Operations: During 2001 and 2002, the Company has been affected by the slowdown in economic activity in the United States in most of its primary markets. These effects were exacerbated by the terrorist attacks of September 11, 2001 and the related aftermath. These effects include a decline in occupancy rates, a reduction in market rental rates throughout the portfolio, increased rent concessions, tenant improvement allowances and lease commissions, slower than expected lease-up of the Company’s development properties, increased tenant defaults and the termination of leases pursuant to early termination options.

        The reduction in occupancies and market rental rates has been the result of several factors related to general economic conditions. There are more businesses contracting than expanding, more businesses failing than starting-up and general uncertainty for businesses, resulting in slower decision-making and requests for shorter-term leases. There is also more competing vacant space, including substantial amounts of sub-lease space, in many of the Company’s markets. Many of the Company’s properties have lower vacancy rates than the average rates for the markets in which they are located; consequently, the Company may have difficulty in maintaining its occupancy rates as leases expire. An extended economic slowdown will put additional downward pressure on occupancies and market rental rates. The economic slowdown and the abundance of space alternatives available to customers has led to pressure for greater rent concessions, more generous tenant improvement allowances and higher broker commissions.

        These economic conditions have also resulted in the erosion of tenant credit quality throughout the portfolio. As a result, more tenants are contacting us regarding their economic viability, including those that could be material to our revenue base and more tenants are electing to terminate their leases early under lease termination options. To a certain extent, these economic conditions have affected two large tenants representing a combined 2% of the Company’s revenues. Leases with Worldcom and two related entities generate 1% of the Company’s revenues. Worldcom’s recent bankruptcy may adversely affect the continuity of that revenue. Another large tenant representing approximately 1% of revenues defaulted on its lease obligations in the third quarter of 2002 and has requested a modification of its lease. This tenant is no longer in default on its lease obligations and the Company is currently monitoring the status of this lease closely. Several other of our large tenants have contacted us, requesting early termination of their lease, rent reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.

        The Company’s two development properties were 63% leased in the aggregate as of December 31, 2002, but they have not been leased as rapidly as the Company had anticipated. The development properties consist of a 141,000 square foot flex development in Northern Virginia that was 88% leased, and a 97,000 square foot development in the Beaverton submarket of Portland, Oregon that was 26% leased.

        Effect of Economic Conditions on the Company’s Primary Markets: The Company has concentrated its operations in seven major markets. Each of these markets has been affected by the slowdown in economic activity. The Company’s overall view of these markets is summarized below as of December 31, 2002. For purposes of market occupancy statistics, the Company has compiled these statistics using broker reports for these respective markets. These sources are deemed to be reliable by the Company, but there can be no assurance that these reports are accurate.

        The Company owns approximately 1.9 million square feet in the Beaverton sub market of Portland, Oregon. Leasing activity slowed dramatically during 2002 and continues to be slow in 2003. On the supply side, the Company does not believe significant new construction starts will occur in 2003. The Company’s vacancy rate is 9%.

        The Company owns approximately 1.5 million square feet in Northern California with a concentration in South San Francisco, Santa Clara and San Jose. The vacancy rates in these submarkets stand at 7%, 25% and 20%, respectively. Market rental rates dropped dramatically in 2002 and continue to decrease. The Company’s vacancy rate is 2.9%.

        The Company owns approximately 3.2 million square feet in Southern California. This is one of the most stable markets in the country but continues to experience slowing rental activity. Vacancy rates have increased throughout Southern California for flex, industrial and office space, ranging from 5% to 25% for office and less than 5% for industrial, depending on sub-markets and product type. The rental rates for the Company’s properties have dropped slightly. The Company’s vacancy is 2.5%.

        The Company owns approximately 0.8 million square feet in Austin, Texas. This market experienced a dramatic increase in office and flex vacancy, both running at 23%, respectively. One half of the office vacancy is due to sub-lease space. Construction deliveries of office and flex space continue to add to the vacancy rate resulting in downward pressure on rental rates. The Company’s vacancy rate is 9%.

        The Company owns approximately 1.9 million square feet in Northern Texas. The vacancy rate in Las Colinas, where most of the Company’s properties are concentrated, has risen to over 20% for office and 13% for industrial and flex. Over the 12 months ended December 31, 2002, the number of new properties constructed has decreased, virtually no new construction has commenced and very little pre-leasing of space has occurred. The Company believes that any such new construction will cause vacancy rates to rise. Leasing activity has slowed overall and sub-leasing is continuing to increase. The Company’s vacancy rate is 7%.

        The Company owns approximately 2.6 million square feet in Northern Virginia, where the vacancy rate is 16% as of December 31, 2002. Vacancy rates have risen to over 20% in the sub-markets in the western technology corridor, such as Herndon, Chantilly and Sterling, primarily as a result of the decline in the technology sector. The Company’s vacancy rate in is 6%.

        The Company owns approximately 1.6 million square feet in Maryland. The Company expects that the business of the GSA, defense contractors and the biotech industry will continue to grow in 2003. With most 2003 construction deliveries pre-leased, the Company expects that the vacancy rate will remain flat or decline. The Company’s vacancy rate is approximately 9%.

        Growth of the Company’s Operations: During 2001 and 2002, the Company focused on maximizing cash flow from its existing core portfolio of properties, seeking to expand its presence in existing markets through strategic acquisitions and developments and strengthening its balance sheet, primarily through the issuance of preferred stock/units. The Company has historically maintained low debt and overall leverage levels, including preferred stock/units, which should give it the flexibility for future growth without the issuance of additional common stock.

        During 2002, the Company did not complete any acquisitions. The Company plans to continue to seek to build its presence in existing markets by acquiring high quality facilities in selected markets. The Company targets properties (i) with below market rents which may offer it growth in rental rates above market averages and (ii) which offer the Company the ability to achieve economies of scale resulting in more efficient operations.

        In 2002, the Company sold four properties totaling 386,000 square feet. The Company exited the San Antonio, Texas and Overland Park, Kansas markets. In addition, the Company sold a property located in Landover Maryland that no longer met the Company’s investment criteria. Net proceeds from the sales were approximately $23.1 million and the Company recognized a net gain of $2.7 million. In addition, the Company recognized $5.4 million of deferred gain from a sale completed in 2001.

        Through a joint venture with an institutional investor, the Company holds a 25% equity interest in an industrial park in the City of Industry, submarket of Los Angeles County. Initially the joint venture consisted of 14 buildings totaling 294,000 square feet. During 2002, the joint venture sold eight of the buildings totaling approximately 170,000 square feet. The Company recognized gains of approximately $861,000 on the disposition of these eight buildings. In addition, the Company’s interest in cash distributions from the joint venture increased from 25% to 50% as a result of meeting its performance measures. Therefore, the Company recognized additional income of $1,008,000. The gains and the additional income are included in equity in income of joint venture. As of December 31, 2002, the joint venture holds six buildings totaling 124,000 square feet. During January, 2003, five of the remaining six buildings were sold and the Company will recognize gains of approximately $1.0 million as a result of these sales and additional income of approximately $700,000 in 2003. There is currently only one building remaining with approximately 29,000 square feet which is under contract to be sold.

        During 2001, the Company added approximately 2.2 million square feet of space to its portfolio at an aggregate cost of approximately $303 million. These acquisitions increased the Company’s presence in its existing markets. The Company acquired 658,000 square feet in Northern Virginia for approximately $88 million, 685,000 square feet in Oregon for approximately $88 million and 905,000 square feet in Maryland for approximately $127 million. In addition, the Company completed development of three properties totaling 339,000 square feet in Northern Virginia, Portland and Dallas for approximately $28.5 million. The Company also disposed of a property aggregating 77,000 square feet for approximately $9 million. The Company also formed a joint venture to own and operate an industrial park. This park, consisting of 294,000 square feet, was acquired in December 2000 at a cost of approximately $14.4 million and was contributed to the joint venture at its original cost for a 25% equity interest in the joint venture.

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

Comparison of 2002 to 2001

Results of Operations: Net income for the year ended December 31, 2002 was $57,430,000 compared to $49,870,000 for the same period in 2001. Net income allocable to common shareholders (net income less preferred stock dividends) for the year ended December 31, 2002 was $42,018,000 compared to $41,016,000 for the same period in 2001. Net income per common share on a diluted basis was $1.93 for the year ended December 31, 2002 compared to $1.83 for the same period in 2001 (based on weighted average diluted common shares outstanding of 21,743,000 and 22,435,000, respectively). The increase was primarily due to gains on disposition of properties. Net income allocable to common shareholders for the year ended December 31, 2002 included recognizing gains on dispositions of properties totaling $8.1 million or $0.28 per share and the Company’s share of gains and income related to the disposition of eight buildings in its joint venture of $861,000 or approximately $0.03 per share. Net income per common share, excluding discontinued operations and gains related to dispositions, was $1.61 on a diluted basis for the year ended December 31, 2002 compared to $1.78 diluted for the same period in 2001. The decrease is due primarily to increased depreciation related to acquisitions completed in 2001.

        The Company’s property operations account for almost all of the net operating income earned by the Company. The following table presents the operating results of the properties for the years ended December 31, 2002 and 2001 in addition to other income and expense items affecting income from continuing operations (1):

                                                                          Years Ended
                                                                          December 31,
                                                                       2002              2001             Change
Rental income:
"Same Park" facilities (11.8 million net rentable square feet)
                                                                   $150,110,000      $148,034,000           1.4%
Other facilities (2.6 million net rentable square feet).....         45,057,000        11,671,000         286.1%
                                                                     ----------        ----------         -----
Rental income before straight-line rent adjustment..........        195,167,000       159,705,000          22.2%
Straight line rent adjustment:
"Same Park" facilities......................................          1,844,000         1,751,000           5.3%
Other facilities............................................            554,000           153,000         262.1%
                                                                        -------           -------         -----
Total rental income.........................................       $197,565,000      $161,609,000          22.2%
                                                                   ============      ============          ====

Cost of operations (excluding depreciation):
"Same Park" facilities......................................        $40,277,000       $38,752,000           3.9%
Other facilities............................................         12,565,000         3,791,000         231.4%
                                                                     ----------         ---------         -----
Total cost of operations (excluding depreciation)...........        $52,842,000       $42,543,000          24.2%
                                                                    ===========       ===========          ====

Net operating income (rental income less cost of operations):
"Same Park" facilities (2)..................................       $109,833,000      $109,282,000           0.5%
Other facilities............................................         32,492,000         7,880,000         312.3%
                                                                     ----------         ---------         -----
Total net operating income before straight line rent
adjustment..................................................        142,325,000       117,162,000          21.5%
Straight line rent adjustment.......................                  2,398,000         1,904,000          25.9%
                                                                      ---------         ---------          ----
Total net operating income..................................       $144,723,000      $119,066,000          21.5%
                                                                   ============      ============          ====

Income (Loss):
Facility management fees, net...............................           587,000            531,000          10.5%
Business services, net......................................          (326,000)          (219,000)        (48.9%)
Interest and dividend income................................           823,000          2,268,000         (63.7%)
Equity in income of joint venture...........................         1,978,000             25,000       7,812.0%
Gain on investment in marketable securities                             41,000              8,000         412.5%
Expenses:
Depreciation and amortization...............................        57,658,000         39,680,000          45.3%
General and administrative..................................         4,663,000          4,320,000           8.0%
Interest expense............................................         5,324,000          1,715,000         210.4%
                                                                     ---------          ---------         -----
Income before gain on disposal of real estate,
  discontinued operations, and minority interest                   $80,181,000       $ 75,964,000           5.5%
                                                                   ===========       ============           ===
"Same Park" Gross margin(3).................................             73.2%             73.8%           (0.6%)

"Same Park" Weighted average for period:
     Occupancy..............................................             94.3%             95.8%           (1.5%)
     Annualized realized rent per square foot(4)............           $13.44            $13.04             3.1%
(1)	Net operating income (NOI) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. The key components of NOI are “rental income” less “cost of operations”. The Company breaks out “Same Park” operations to provide information regarding trends for properties the Company has held for the periods being compared. The Company uses NOI in its segment reporting. See Note 14 to the Company’s consolidated financial statements included elsewhere herein for a definition of NOI.

(2)	See “Supplemental Property Data and Trends” below for a definition of “Same Park” facilities.

(3)	Gross margin is computed by dividing property net operating income by rental income.

(4)	Realized rent per square foot represents the actual revenues earned per occupied square foot.

        Concentration of Portfolio by Region: Rental income and rental income less cost of operations or net operating income prior to depreciation and the straight-line rent adjustment (defined as “NOI” for purposes of the following tables) are summarized for the year ended December 31, 2002 by major geographic region below. Note that the Company excludes the effects of depreciation and straight-line rent adjustment in the calculation of NOI because the table below is designed to illustrate the concentration of value of the portfolio in the respective regions. The effects of depreciation and the straight-line rent adjustment are generally not considered when determining value in the real estate industry. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with generally accepted accounting principles. Below the table of rental income and NOI based on geographical concentration is a reconciliation to the most comparable amounts determined based on generally accepted accounting principles (GAAP).

                                Square Footage     Percent        Rental         Percent                        Percent
            Region                                 of Total        Income         of Total         NOI          of Total

Southern California                   3,171,000        22%        $42,320,000        22%        $31,965,000        23%
Northern California                   1,495,000        10%         20,873,000        11%         16,148,000        11%
Southern Texas                          833,000         6%          8,721,000         4%          5,762,000         4%
Northern Texas                        1,951,000        14%         20,909,000        11%         14,297,000        10%
Virginia                              2,621,000        18%         39,687,000        20%         28,321,000        20%
Maryland                              1,646,000        11%         26,312,000        14%         18,781,000        13%
Oregon                                1,973,000        14%         29,733,000        15%         23,346,000        16%
Other                                   736,000         5%          6,612,000         3%          3,705,000         3%
                                        -------      -----          ---------      -----           ---------       ----
Subtotal                             14,426,000       100%        195,167,000       100%        142,325,000       100%
                                     ----------       ---         -----------       ---         -----------       ---
Add:  Straight line rent adjustment                                 2,398,000                      2,398,000
Less:  Depreciation expense                                                NA                     57,356,000
                                                                    ---------                     ----------
Total based on GAAP                                              $197,565,000                    $87,367,000
                                                                 ============                    ===========

        Supplemental Property Data and Trends: In order to evaluate the performance of the Company’s overall portfolio, management analyzes the operating performance of a consistent group of properties constituting 11.8 million net rentable square feet (“Same Park” facilities). The Company currently has owned and operated them for the comparable periods. These properties do not include properties that have been acquired or sold during 2001 and 2002. The “Same Park” facilities represent approximately 81% of the weighted average square footage of the Company’s portfolio for 2002.

        The following table summarizes the pre-depreciation historical operating results of the “Same Park” facilities excluding the effects of accounting for rental revenues on a straight-line basis for the years ended December 31, 2002 and 2001. The Company excludes the effect of depreciation and straight-line rent accounting because these non-cash accounts have the effect of smoothing earnings and masking trends in operating results.

        Below the table of rental income and NOI on a “Same Park” basis is a reconciliation to the comparable amounts determined based on GAAP.

                                      Revenues         Revenues                         NOI              NOI
             Region                     2002             2001         Increase          2002            2001          Increase

Southern California..............    $42,486,000      $41,031,000        3.5%        $32,031,000     $31,037,000        3.2%
Northern California..............     20,818,000       19,417,000        7.2%         16,049,000      14,786,000        8.5%
Austin Texas.....................      8,732,000        9,411,000       (7.2%)         5,767,000       6,280,000       (8.2%)
Northern Texas...................     18,875,000       19,071,000       (1.0%)        12,747,000      13,042,000       (2.3%)
Virginia.........................     25,043,000       25,620,000       (2.3%)        17,826,000      18,781,000       (5.1%)
Maryland.........................      8,903,000        8,683,000        2.5%          6,740,000       6,691,000        0.7%
Oregon...........................     18,635,000       18,155,000        2.6%         14,990,000      14,772,000        1.5%
Other............................      6,618,000        6,646,000       (0.4%)         3,683,000       3,893,000       (5.4%)
                                       ---------        ---------       ----           ---------       ---------       ----
                                     150,110,000      148,034,000        1.4%        109,833,000     109,282,000        0.5%
                                     -----------      -----------        ---         -----------     -----------        ---
Add:  Straight line rent
---------------------------------       1,844,000        1,751,000       5.3%           1,844,000       1,751,000       5.3%
Adjustment
Less:  Depreciation expense                    NA               NA         NA          40,328,000      37,429,000       7.7%
                                          -------      ----------        ----          ----------      ----------       ---
Total based on GAAP                  $151,954,000     $149,785,000       1.4%         $71,349,000     $73,604,000      (3.1%)

       Southern California

This region includes San Diego, Orange County and Los Angeles County. The increase in revenues and NOI are the result of this market being the most stable market in the country during 2002 with a diverse economy that felt only modest effects of the technology slump. Weighted average occupancies have increased from 96.2% in 2001 to 97.5% in 2002. Realized rent per foot have increased 2.2% from $13.43 per foot in 2001 to $13.72 per foot in 2002.

      Northern California

This region includes San Jose, San Francisco and Sacramento. The Company benefited from the early renewal of large leases in its Silicon Valley portfolio and relative strength in the Sacramento market. Weighted average occupancies have increased from 96.7% in 2001 to 97.1% in 2002. Realized rent per foot have increased 6.9% from $13.41 per foot in 2001 to $14.33 per foot in 2002.

      Austin Texas

This region was among the hardest hit due to the technology slump and the Company is showing the effects of sharply reduced market rental rates, higher vacancies and business failures. Weighted average occupancies have decreased from 94.4% in 2001 to 90.9% in 2002. Realized rent per foot have decreased 3.7% from $11.97 per foot in 2001 to $11.53 per foot in 2002.

      Northern Texas

This region includes Dallas and Houston. The Dallas Market has felt the effects of the slowdown in the telecommunications industry, which has been partially offset by the relative strength in the Houston portfolio. Weighted average occupancies have decreased from 93.8% in 2001 to 92.4% in 2002. Realized rent per foot have increased 0.5% from $11.00 per foot in 2001 to $11.05 per foot in 2002.

      Virginia

The Virginia region includes all major submarkets surrounding the Washington D.C. metropolitan area. Virginia has been negatively impacted in the Chantilly and Herndon submarkets as a result of the technology and telecommunications industry slowdown. Other submarkets have been positively impacted by increased federal government spending on defense. The Company’s results were negatively impacted in the short-term by the early termination of a 70,000 square foot building that was re-leased to the United States government. The building was vacant for almost nine months as it was being renovated to customer specifications. Weighted average occupancies have decreased from 97.1% in 2001 to 91.2% in 2002. Realized rent per foot have increased 4.1% from $14.48 per foot in 2001 to $15.07 per foot in 2002.

      Maryland

The Maryland region from a “Same Park” perspective consists primarily of facilities in Prince Georges County and Montgomery County. These markets were relatively stable. The Company was negatively impacted by the bankruptcies of two large tenants and positively impacted by a lease termination fee in excess of estimated re-leasing costs. Weighted average occupancies have decreased from 99.0% in 2001 to 93.7% in 2002. Realized rent per foot have increased 8.3% from $11.84 per foot in 2001 to $12.82 per foot in 2002.

      Oregon

The Oregon region from a “Same Park” perspective consists primarily of two business parks in the Beaverton submarket of Portland. Oregon showed positive results despite being one of the markets hardest hit by the technology slowdown. The full effect of this slowdown will likely take effect in 2003 with expected lease terminations and expirations resulting in significant declines in rental revenue. Weighted average occupancies have decreased from 97.9% in 2001 to 94.5% in 2002. Realized rent per foot have increased 6.4% from $15.57 per foot in 2001 to $16.57 per foot in 2002.

        Facility Management Operations: The Company’s facility management accounts for a small portion of the Company’s net income. During the year ended December 31, 2002, $587,000 in net income was recognized from facility management operations compared to $531,000 for the same period in 2001. Facility management fees have increased due to additional properties brought under management in 2001 including the management of joint venture properties for the full year of 2002 versus a partial year in 2001.

        Business Services: Business services include fees from telecommunication service providers. During the year ended December 31, 2002, the Company incurred a net loss of $326,000 from such services compared to net loss of $219,000 recognized for the same period in 2001. Business services revenues have declined due to the bankruptcies of telecommunication service providers such as Darwin Networks, Winstar and Teligent and lower than anticipated acceptance of the program. The Company expects to wind the program down in 2003.

        Equity in Income of Joint Venture: On October 23, 2001, the Company formed a joint venture with an unaffiliated investor to own and operate an industrial park in the City of Industry submarket of Los Angeles County. The Company recognized income of $1,978,000 and $25,000 in 2002 and 2001, respectively. For 2002, the income consists primarily of gains from dispositions of properties of $861,000 and the recognition of an increase in the Company’s interest in the joint venture from 25% to 50% for meeting performance measures of $1,008,000.

        Interest Income: Interest income reflects earnings on interest bearing investments. Interest income was $819,000 for the year ended December 31, 2002 compared to $2,251,000 for the same period in 2001. The decrease is attributable to lower interest rates and lower average cash balances. Weighted average interest bearing investments and effective interest rates for the year ended December 31, 2002 were approximately $24 million and 1.9% compared to $53 million and 4.2% for the same period in 2001.

        Dividend Income: Dividend income reflects dividends received from marketable securities. Dividend income was $4,000 for the year ended December 31, 2002 compared to $17,000 for the same period in 2001.

        Cost of Operations: Cost of operations was $52,842,000 for the year ended December 31, 2002 compared to $42,543,000 for the same period in 2001. The increase is due primarily to the growth in the square footage of the Company’s portfolio of properties. Cost of operations as a percentage of rental income increased slightly from 26.3% in 2001 to 26.7% in 2002. Cost of operations for the year ended December 31, 2002 consists primarily of property taxes ($16,762,000), property maintenance ($12,370,000), utilities ($9,697,000) and direct payroll ($8,848,000) as compared to cost of operations for the year ended December 31, 2001 which consisted primarily of property taxes ($14,241,000), property maintenance ($9,386,000), utilities ($8,046,000) and direct payroll ($6,957,000).

        Depreciation and Amortization Expense: Depreciation and amortization expense was $57,658,000 for the year ended December 31, 2002 compared to $39,680,000 for the same period in 2001. The increase is primarily due to depreciation expense on real estate facilities acquired or developed in 2001.

        General and Administrative Expense: General and administrative expense was $4,663,000 for the year ended December 31, 2002 compared to $4,320,000 for the same period in 2001. The increase is due to the adoption of the Fair Value Method of accounting for stock options in 2002 resulting in approximately $525,000 of expense related to stock options granted after December 31, 2001. General and administrative expenses consist primarily of expenses which relate to the accounting, finance and executive divisions of the corporate office which primarily consists of payroll expenses. These costs were approximately $1,858,000 and $1,835,000 for the year ended December 31, 2002 and 2001, respectively. Other costs included in general and administrative costs are internal acquisition costs of $639,000 and $587,000 for the year ended December 31, 2002 and 2001, respectively. Legal costs were $188,000 and $176,000 for the years ended December 31, 2002 and 2001, respectively.

        Interest Expense: Interest expense was $5,324,000 for the year ended December 31, 2002 compared to $1,715,000 for the same period in 2001. The increase is primarily attributable to higher average debt balances in 2002 due to the Company’s $50 million term loan obtained in February, 2002 and the reduction of capitalized interest. Interest expense of $288,000 and $1,091,000 was capitalized as part of building costs associated with properties under development during the years ended December 31, 2002 and 2001, respectively. As of the third quarter of 2002, all developed properties had been shell complete for at least one year. The Company has therefore, discontinued capitalization of interest on these facilities.

        Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $32,170,000 ($17,927,000 allocated to preferred unitholders and $14,243,000 allocated to common unitholders) for the year ended December 31, 2002 compared to $27,489,000 ($14,107,000 allocated to preferred unitholders and $13,382,000 allocated to common unitholders) for the same period in 2001. The increase in minority interest in income is due primarily to the issuance of preferred operating partnership units during 2001 and 2002 and higher earnings at the operating partnership level.

        Gain on Disposition of Real Estate: Certain properties that were identified as not meeting the Company’s ongoing investment strategy were sold in 2002. Gain on sale of real estate was $8,123,000 for the year ended December 31, 2002. The gain primarily results from the Company’s disposal of a property in San Diego for approximately $9 million in November 2001 and deferral of gain of $5,366,000 which was later recognized in the first quarter of 2002 when the buyer of the property obtained third party financing for the property and paid off most of its note to the Company. In addition, the Company sold a property located in Overland Park, Kansas for approximately $5.3 million in the third quarter of 2002, resulting in a gain of approximately $2.1 million. During the fourth quarter of 2002, the Company sold another property located in Landover, Maryland for approximately $9.6 million generating a gain of approximately $1.7 million. Also in the fourth quarter, the Company sold two properties located in San Antonio, Texas for $9.5 million and a net loss totaling approximately $1.1 million.

Comparison of 2001 to 2000

        Results of Operations: Net income for the year ended December 31, 2001 was $49,870,000 compared to $51,181,000 for the same period in 2000. Net income allocable to common shareholders (net income less preferred stock dividends) for the year ended December 31, 2001 was $41,016,000 compared to $46,093,000 for the same period in 2000. Net income per common share on a diluted basis was $1.83 for the year ended December 31, 2001 compared to $1.97 for the same period in 2000 (based on weighted average diluted common shares outstanding of 22,435,000 and 23,365,000, respectively). The decreases in net income and net income per common share reflect a non-recurring realized and unrealized gain on the Company’s investment in the common stock of Pacific Gulf Properties, Inc. (“PAG”) recognized in 2000.

        The Company’s property operations account for almost all of the net operating income earned by the Company. The following table presents the operating results of the properties for the years ended December 31, 2001 and 2000 (1). Note that income from properties included in discontinued operations during 2002 are not segregated for presentation of 2001 and 2000 comparisons:

                                                                          Years Ended
                                                                          December 31,
                                                                      2001             2000             Change
Rental income:
"Same Park" facilities (11.4 million net rentable square feet)
                                                                   $139,239,000      $131,347,000           6.0%
Other facilities (3.4 million net rentable square feet).....         25,919,000        10,620,000         144.1%
                                                                     ----------        ----------         -----
Rental income before straight-line rent adjustment..........        165,158,000       141,967,000          16.3%
Straight line rent adjustment:
"Same Park" facilities......................................          1,605,000         2,039,000          21.3%
Other facilities............................................            299,000           165,000          81.2%
                                                                        -------           -------          ----
Total rental income.........................................       $167,062,000      $144,171,000          15.9%
                                                                   ============      ============          ====

Cost of operations (excluding depreciation):
"Same Park" facilities......................................        $36,385,000       $35,061,000           3.8%
Other facilities............................................          8,829,000         4,229,000         108.8%
                                                                      ---------         ---------         -----
Total cost of operations (excluding depreciation)...........        $45,214,000       $39,290,000          15.1%
                                                                    ===========       ===========          ====

Net operating income (rental income less cost of operations):
"Same Park" facilities (2)..................................       $102,854,000       $96,286,000           6.8%
Other facilities............................................         17,090,000         6,391,000         167.4%
                                                                     ----------         ---------         -----
Total net operating income before straight line rent
adjustment..................................................        119,944,000       102,677,000          16.8%
Straight line rent adjustment...............................          1,904,000         2,204,000         (13.6%)
                                                                      ---------         ---------         -----
Total net operating income..................................      $121,848,000      $104,881,000          16.2%
                                                                   ============      ============          ====

Income (Loss):
Facility management fees, net...............................            531,000           428,000          24.1%
Business services, net......................................           (219,000)          203,000        (207.9%)
Interest and dividend income................................          2,268,000         5,377,000         (57.8%)
Equity in income of joint venture...........................             25,000                 -         100.0%
Gain on investment in marketable securities                               8,000         7,849,000         (99.9%)
                                                    -----         ---------         -----
Expenses:
Depreciation and amortization...............................         41,067,000        35,637,000          15.2%
General and administrative..................................          4,320,000         3,954,000           9.3%
Interest expense............................................          1,715,000         1,481,000          15.8%
                                                                      ---------         ---------          ----
Income before gain on disposal of real estate,
  discontinued operations, and minority interest                    $77,359,000       $77,666,000          (0.4%)
                                                                    ===========       ===========           ===
"Same Park" Gross margin(3).................................              73.9%             73.3%           0.6%
"Same Park" Weighted average for period:
     Occupancy..............................................              95.6%             96.8%          (1.2%)
     Annualized realized rent per square foot(4)............             $12.78            $11.90           7.4%
(1)	Net operating income (NOI) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. The key components of NOI are “rental income” less “cost of operations”. The Company breaks out “Same Park” operations to provide information regarding trends for properties the Company has held for the periods being compared. The Company uses NOI in its segment reporting. See Note 14 to the Company’s consolidated financial statements included elsewhere herein for a definition of NOI.

(2)	See “Supplemental Property Data and Trends” below for a definition of “Same Park” facilities.

(3)	Gross margin is computed by dividing property net operating income by rental income.

(4)	Realized rent per square foot represents the actual revenues earned per occupied square foot.

        Concentration of Portfolio by Region: Rental income and rental income less cost of operations or net operating income prior to depreciation (defined as “NOI” for purposes of the following tables) are summarized for the year ended December 31, 2001 by major geographic region below. Note that the Company excludes the effects of depreciation and the straight-line rent adjustment in the calculation of NOI because the table below is designed to illustrate the concentration of value of the portfolio in the respective regions. The effects of depreciation and the straight-line rent adjustment are generally not considered when determining value in the real estate industry. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP. Below the table of rental income and NOI based on geographical concentration is a reconciliation to the most comparable amounts determined based on GAAP.

                                   Square Footage     Percent        Rental         Percent                        Percent
Region                                               of Total        Income         of Total         NOI          of Total

Southern California                     3,177,000        22%        $43,550,000        26%        $32,448,000        27%
Northern California                     1,495,000        10%         19,353,000        12%         14,653,000        12%
Southern Texas                          1,032,000         7%         11,662,000         7%          6,954,000         6%
Northern Texas                          1,951,000        13%         19,602,000        12%         13,322,000        11%
Virginia                                2,621,000        18%         33,946,000        21%         24,616,000        21%
Maryland                                1,771,000        12%          9,997,000         6%          7,704,000         6%
Oregon                                  1,973,000        13%         19,641,000        12%         15,935,000        13%
Other                                     797,000         5%          7,407,000         4%          4,312,000         4%
                                          -------      ----           ---------      -----           ---------      ----
Subtotal                               14,817,000       100%        165,158,000       100%        119,944,000       100%
                                       ----------       ---         -----------       ---         -----------       ---
Add:  Straight line rent adjustment                                   1,904,000                      1,904,000
Less:  Depreciation expense                                                  NA                     40,765,000
                                                                    ----------                      ----------
Total based on GAAP                                                $167,062,000                    $81,083,000
                                                                   ============                    ===========

        Supplemental Property Data and Trends: In order to evaluate the performance of the Company’s overall portfolio, management analyzes the operating performance of a consistent group of properties constituting 11.4 million net rentable square feet (“Same Park” facilities). The Company currently has an ownership interest in these properties and has owned and operated them for the comparable periods. These properties do not include properties that have been acquired or sold during 2000 and 2001. The “Same Park” facilities represent approximately 90% of the weighted average square footage of the Company’s portfolio for 2001.

        The following tables summarize the “Same Park” operating results prior to depreciation by major geographic region for the years ended December 31, 2001 and 2000. The Company excludes the effect of depreciation and straight-line rent accounting because these non-cash accounts have the effect of smoothing earnings and masking trends in operating results.

        Below the table of rental income and NOI on a “Same Park” basis is a reconciliation to the comparable amounts determined based on GAAP.

                                      Revenues         Revenues                         NOI              NOI
             Region                     2001             2000         Increase          2001            2000          Increase

Southern California..............    $37,275,000      $35,011,000        6.5%        $28,702,000     $26,965,000        6.4%
Northern California..............     16,697,000       14,719,000       13.4%         12,610,000      10,728,000       17.5%
Southern Texas...................      9,413,000        8,799,000        7.0%          6,289,000       5,762,000        9.1%
Northern Texas...................     19,076,000       18,680,000        2.1%         13,058,000      12,855,000        1.6%
Virginia.........................     23,198,000       21,952,000        5.7%         16,868,000      15,986,000        5.5%
Maryland.........................      9,853,000        9,808,000        0.5%          7,598,000       7,398,000        2.7%
Oregon...........................     16,293,000       15,179,000        7.3%         13,343,000      12,260,000        8.8%
Other............................      7,434,000        7,199,000        3.2%          4,386,000       4,332,000        1.3%
                                       ---------        ---------        ---           ---------       ---------        ---
                                     139,239,000      131,347,000        6.0%        102,854,000      96,286,000        6.8%
                                     -----------      -----------        ---         -----------      ----------        ---
Add:  Straight line rent
---------------------------------       1,605,000        2,039,000     (21.3%)          1,605,000       2,039,000     (21.3%)
Adjustment
Less:  Depreciation expense                    NA               NA          NA         37,429,000      34,187,000       9.5%
                                      -----------      -----------       ----          ----------      ----------       ---
Total based on GAAP                  $140,844,000     $133,386,000       5.6%         $67,030,000     $64,138,000       4.5%

        The increases noted above reflect the performance of the Company’s existing markets. Northern California benefited from the expiration of leases with below market rents, as did all other markets to a lesser extent, resulting in revenue and NOI increases in all of our markets.

        Facility Management Operations: The Company’s facility management accounts for a small portion of the Company’s net income. During the year ended December 31, 2001, $531,000 in net income was recognized from facility management operations compared to $428,000 for the same period in 2000. Facility management fees have increased due to the increase in rental rates of the properties managed by the Company and additional properties brought under management during 2000 and 2001.

        Business Services: Business services include construction management fees and fees from telecommunication service providers. During the year ended December 31, 2001, the Company incurred a net loss of $219,000 from such services compared to net income of $203,000 recognized for the same period in 2000. Business services revenues have declined due to the bankruptcies of Darwin Networks, Winstar and Teligent. Expenses have increased as a result of a full year of operations in 2001.

        Equity in Income of Joint Venture: On October 23, 2001, the Company formed a joint venture with an unaffiliated investor to own and operate an industrial park in the City of Industry submarket of Los Angeles County. The Company recognized income of $25,000 in 2001 which represented the Company’s 25% equity interest in the joint venture.

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

        Cost of Operations: Cost of operations was $42,543,000 for the year ended December 31, 2001 compared to $35,465,000 for the same period in 2000. The increase is due primarily to the growth in the square footage of the Company’s portfolio of properties. Cost of operations as a percentage of rental income decreased from 26.2% in 2000 to 26.3% in 2001 as a result of economies of scale achieved through the acquisition and development of properties in core markets and the disposition of properties outside of the Company’s core markets. Cost of operations for the year ended December 31, 2001 consists primarily of property taxes ($13,496,000), property maintenance ($8,911,000), utilities ($7,387,000) and direct payroll ($6,649,000).

        Depreciation and Amortization Expense: Depreciation and amortization expense was $39,680,000 for the year ended December 31, 2001 compared to $34,037,000 for the same period in 2000. The increase is due to the acquisition and development of real estate facilities during 2000 and 2001 and depreciation of capitalized expenditures.

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

        Gain on Disposition of Real Estate: Certain properties that were identified as not meeting the Company’s ongoing investment strategy were designated for sale in 2000 and 2001. The Company disposed of a property in San Diego with 77,000 square feet for approximately $9 million in November 2001 and deferred a gain of $5,366,000. The Company disposed of five properties aggregating 627,000 square feet for approximately $23.8 million during the year ended December 31, 2000 at a gain of $256,000.

Liquidity and Capital Resources

        Net cash provided by operating activities for the years ended December 31, 2002 and 2001 was $134,926,000 and $126,677,000, respectively. Management believes that its internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements and debt service requirements, and to maintain the level of distributions to shareholders in addition to providing additional retained cash for future growth, debt repayment and stock repurchases. There are various factors, however, that could cause net cash provided by operating activities to be less than management anticipates, including the factors set forth in Item 1A “Risk Factors”. In particular, leases for 35% of the space in the Company’s properties expire in 2003 or 2004 (leases for 60% of the space occupied by small tenants expire in such years). If the Company is not able to maintain the occupancy rate of its properties, which in many of the Company’s markets is significantly higher than the average for such markets, the Company’s retained cash flow will decrease and if there is substantial deterioration in occupancy rates, the Company may have to reduce its level of distributions and/or increase the level of its borrowings.

        The Company disposed of four properties in non-core markets for approximately $23 million during the year ended December 31, 2002 at a gain of approximately $2.8 million. The Company disposed of a property in San Diego with 77,000 square feet for approximately $9 million in November 2001 and deferred a gain of $5,366,000 which was recognized in 2002.

        The following table summarizes the Company’s cash flow from operating activities. The purpose of this table is to reconcile net income to cash flow available for distribution to shareholders. The table further illustrates the remaining amount of funds available for adding to the value of the Company either through investment or repayment of debt after distributions to shareholders.:

                                                                                   Years Ended December 31,
                                                                                    2002                2001

Net income............................................................            $57,430,000        $49,870,000
Gain on disposal of properties........................................             (8,123,000)                 -
Gain on investment in marketable securities...........................                (41,000)            (8,000)
Equity income of joint venture........................................             (1,978,000)           (25,000)
Stock option expense..................................................               525,000                  -
Depreciation and amortization *.......................................             58,143,000         41,067,000
Minority interest in income...........................................             32,170,000         27,489,000
Change in working capital.............................................             (3,200,000)         8,284,000
                                                                                   ----------          ---------
Net cash provided by operating activities.............................            134,926,000        126,677,000

Maintenance capital expenditures......................................             (6,057,000)        (4,202,000)
Tenant improvements...................................................            (10,722,000)        (4,926,000)
Capitalized lease commissions.........................................             (5,322,000)        (2,513,000)
                                                                                   ----------         ----------
Funds available for distribution to shareholders, minority interests,
   acquisitions and other corporate purposes..........................            112,825,000        115,036,000

Cash  distributions  to  common  and  preferred  shareholders  and  minority      (71,142,000)       (61,559,000)
                                                                                  -----------        -----------
interests.............................................................

Excess funds available for principal  payments on debt,  investments in real
estate and other corporate purposes...................................            $41,683,000        $53,477,000
                                                                                  ===========        ===========
* Includes depreciation of
discontinued operations

        The Company’s capital structure is characterized by a relatively low level of leverage. As of December 31, 2002, the Company had three fixed rate mortgage notes payable totaling $20.3 million, which represented approximately 2% of its total capitalization (based on book value, including minority interest and debt). The weighted average interest rate for the mortgage notes is approximately 7.50% per annum. The Company estimates that approximately 2% of its properties in terms of value were encumbered. In February 2002, the Company entered into a seven year $50 million term loan agreement with Fleet National Bank. The note bears interest at LIBOR plus 1.45% and is due on February 20, 2009. The Company paid a one-time fee of 0.35% or $175,000 for the facility. The Company used the proceeds of the loan to reduce the amount drawn on its Credit Facility with Wells Fargo Bank. In July, 2002, the Company entered into an interest rate swap transaction which had the effect of fixing the rate on the term loan for two years at 4.46% per annum.

The following table outlines upcoming cash flows due to contractual commitments in connection with the Company’s mortgage notes and term loan which have a weighted average interest rate of 5.73% and an average maturity of 5.7 years. At December 31, 2002, approximate principal maturities of mortgage notes payable are as follows:

                              2003................................         $      586,000
                              2004................................                631,000
                              2005................................                680,000
                              2006................................              7,890,000
                              2007................................              5,169,000
                              Thereafter..........................             55,323,000
                                                                               ----------
                                                                           $   70,279,000
                                                                           ==============

        The Company used its short-term borrowing capacity to complete acquisitions totaling $303 million in 2001. The Company borrowed $100 million from its line of credit and $35 million from PSI. The remaining balance was funded from proceeds of the issuance of preferred stock and preferred units in the Operating Partnership totaling $116 million and existing cash of $52 million. During January 2002, the Company issued 2,000,000 depositary shares, each representing 1/1,000 of a share of 8 ¾% Cumulative Preferred Stock, Series F, resulting in net proceeds of $48.3 million. This was used to repay PSI and to increase financial flexibility.

        During October, 2002, the Operating Partnership completed a private placement of 800,000 preferred units with a preferred distribution rate of 7.95%. The net proceeds from the placement of preferred units were approximately $19.5 million.

        The Company’s funding strategy is to use permanent capital, including common and preferred stock, and internally generated retained cash flows. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its Credit Facility. The Company targets a leverage ratio of 40% (defined as debt and preferred equity as a percentage of market capitalization). In addition, the Company targets a ratio of Funds from Operations (“FFO”) to combined fixed charges and preferred distributions of 2.5 to 1.0. As of December 31, 2002 and for the year then ended, the leverage ratio was 33% and the FFO to fixed charges and preferred distributions coverage ratio was 3.6 to 1.0.

        In October 2002, the Company extended its Credit Facility with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.65% to LIBOR plus 1.25% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee of up to 0.25% of the borrowing limit. In connection with the extension, the Company paid Wells Fargo Bank a one-time fee of approximately $330,000. As of December 31, 2002, there was no balance outstanding on the Credit Facility.

        The Company estimates, assuming 8% interest/distribution rate and 9.5% yield on investments in real estate assets, it could borrow or obtain preferred equity financing of an additional $200 million and maintain a coverage ratio of better than 2.5 times.

        Funds from Operations: FFO is defined as net income, computed in accordance with generally accepted accounting principles (“GAAP”), before depreciation, amortization, minority interest in income, straight line rent adjustments and extraordinary or items. FFO is presented because the Company considers FFO to be a useful measure of the operating performance of a REIT which, together with net income and cash flows provides investors with a basis to evaluate the operating and cash flow performances of a REIT. FFO does not represent net income or cash flows from operations as defined by GAAP. FFO does not take into consideration scheduled principal payments on debt or capital improvements. The Company believes that in order to facilitate a clear understanding of the Company’s operating results, FFO should be analyzed in conjunction with net income as presented in the Company’s consolidated financial statements included elsewhere in this Form 10-K. Accordingly, FFO is not necessarily a substitute for cash flow or net income as a measure of liquidity or operating performance or ability to make acquisitions and capital improvements or ability to make distributions or debt principal payments. Also, FFO as computed and disclosed by the Company may not be comparable to FFO computed and disclosed by other REITs.

        FFO for the Company is reconciled to net income allowable to common shareholders as follows:

                                                                                    Years Ended December 31,
                                                                                    2002                2001

Net income allocable to common shareholders..............................          $42,018,000        $41,016,000
   Less:  Gain on investment in marketable securities....................              (41,000)            (8,000)
   Less:  Gain on disposition of real estate.............................           (8,123,000)                 -
   Less:  Equity income from sale of joint venture properties............             (861,000)                 -
   Depreciation and amortization *.......................................           58,143,000         41,067,000
   Depreciation from joint venture.......................................               63,000             15,000
   Minority interest in income - common units............................           14,243,000         13,382,000
   Less:  Effects of straight line rents.................................           (2,398,000)        (1,904,000)
                                                                                    ----------         ----------
Consolidated FFO allocable to common shareholders and minority interests.
                                                                                   103,044,000         93,568,000
   FFO allocated to minority interests - common units....................          (26,070,000)       (23,018,000)
                                                                                   -----------        -----------
FFO allocated to common shareholders.....................................          $76,974,000        $70,550,000
                                                                                   ===========        ===========
* Includes depreciation of
discontinued operations

        Capital Expenditures: During 2002, the Company incurred approximately $22.1 million in recurring capital expenditures or $1.53 per weighted average square foot in maintenance capital expenditures, tenant improvements and capitalized leasing commissions. This amount was higher than the Company expects to incur on a recurring basis due to more generous tenant improvement allowances and higher broker commissions as a result of soft market conditions. The Company expects these conditions to continue or worsen in 2003 and recurring capital expenditures could reach $2 per foot or $29 million. On a recurring annual basis, the Company expects to incur between $0.90 and $1.40 per square foot in recurring capital expenditures ($13-$20 million based on square footage at December 31, 2002). The Company expects to make $31 million in capital expenditures in 2003. These include $24 million in recurring capital expenditures comprised of maintenance capital expenditures, tenant improvements and capitalized leasing commissions, $1 million to bring acquired properties up to the Company’s standards, $2.5 million in first generation tenant improvements and leasing commissions on developed properties and $3.5 million in property renovations.

        During 2001, the Company incurred $11.6 million or $0.91 per weighted average square foot in maintenance capital expenditures, tenant improvements and capitalized leasing commissions.

        Stock Repurchase: The Company’s Board of Directors has authorized the repurchase from time to time of up to 4,500,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. In 2002, the Company repurchased 38,800 shares of common stock and no common units in its operating partnership at an aggregate cost of approximately $1.2 million. In addition, the Company may repurchase shares of its preferred stock from time to time on the open market in separately negotiated transactions. For the year ended December 31, 2002, the Company repurchased 6,000 shares of Series D preferred stock with a face value of $150,000 for $154,619 or $25.77 per share and repurchased 1,500 shares of Series A preferred stock with a face value of $37,500 for $38,266 or $25.51 per share. Any significant reduction in the Company’s net cash from operations will limit the Company’s ability to repurchase shares or units.

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

        Related Party Transactions: At December 31, 2002, PSI owns 25% of the outstanding shares of the Company’s common stock (44% upon conversion of its interest in the Operating Partnership) and 25% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Ronald L. Havner, Jr., the Company’s chairman and chief executive officer, is also the vice-chairman, chief executive officer and a director of PSI. The portion of his compensation allocated to the Company is reviewed and approved by the Company’s Compensation Committee.

        Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services. These costs totaled $337,000 in 2002 and are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $561,000 in 2002. In addition, the Company combines its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation (“Stor-Re”). Stor-Re provides limited property and liability insurance to the Company at commercially competitive rates. The Company and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re’s limitations.

         In June 2002 PSI assigned to the Company PSI's right to acquire from an unaffiliated third party a parcel of undeveloped land. The land is located adjacent to the Company's business park known as Metro Park North in Rockville, Maryland. In consideration for the assignment, the Company reimbursed PSI for all of its cost incurred in connection with the acquisition and development of the land. (approximately $376,000, including $87,000 of land deposits paid by PSI to the unaffiliated seller of the land). The land deposits were applied to the $800,000 purchase price for the land.

        As of December 31, 2001, the Company had $35 million in short-term borrowings from PSI. The notes bore interest at 3.25% and were repaid as of January 28, 2002.

        ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting either of common or preferred stock. At December 31, 2002, the Company’s debt as a percentage of shareholders’ equity (based on book values) was 10.6%.

        The Company’s market risk sensitive instruments include mortgage notes payable and the Company’s term loan which total $20,279,000 and $50,000,000, respectively at December 31, 2002. All of the Company’s mortgage notes payable bear interest at fixed rates. For the term loan, the Company entered into an interest rate swap transaction which had the effect of fixing the rate on the term loan for two years at 4.46% per annum. See Note 6 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable as of December 31, 2002. Based on borrowing rates currently available to the Company, the carrying amount of debt approximates fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of the Company at December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 and the report of Ernst & Young LLP, Independent Auditors, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Schedules in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement to be filed in connection with the annual shareholders’ meeting to be held in 2003 (the “Proxy Statement”) under the caption “Election of Directors.” Information required by this item with respect to executive officers is provided in Item 4A of this report. See “Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Compensation” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Election of Directors–Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” and Approval of Adoption of 2003 Stock Option and Incentive Plan – Securities Authorized for Issuance Under Prior Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Compensation Committee Interlocks and Insider Participation–Certain Relationships and Related Transactions.”

ITEM 14. CONTROLS AND PROCEDURES

    (a)        Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

    (b)        Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

a.      1. Financial Statements

The financial statements listed in the accompanying Index to Financial Statements and Schedule hereof are filed as part of this report.

     2. Financial Statements Schedule

The financial statements schedule listed in the accompanying Index to Financial Statements and Schedule is filed as part of this report.

     3. Exhibits

         See Index to Exhibits contained herein.

b.      Reports on Form 8-K

The Registrant filed a Current Report on Form 8-K dated February 27, 2003 (filed February 28, 2003) pursuant to Item 9, relating to Regulation FD Disclosure.

c.      Exhibits

         See Index to Exhibits contained herein.

d.      Financial Statement Schedules

         Not applicable.

PS BUSINESS PARKS, INC.

EXHIBIT INDEX

(Items 14(a)(3) and 14(c))

2.1	Amended and Restated Agreement and Plan of Reorganization among Registrant, American Office Park Properties, Inc. ("AOPP") and Public Storage, Inc. ("PSI") dated as of December 17, 1997. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

3.1	Restated Articles of Incorporation. Filed with Registrant's Registration Statement No. 333-78627 and incorporated herein by reference.

3.2	Certificate of Determination of Preferences of 8 ¾% Series C Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.3	Certificate of Determination of Preferences of 8 7/8% Series X Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.4	Amendment to Certificate of Determination of Preferences of 8 7/8% Series X Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.5	Certificate of Determination of Preferences of 8 7/8% Series Y Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.

3.6	Certificate of Determination of Preferences of 9 1/2% Series D Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated May 7, 2001 and incorporated herein by reference.

3.7	Amendment to Certificate of Determination of Preferences of 9 1/2% Series D Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

3.8	Certificate of Determination of Preferences of 9 1/4% Series E Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

3.9	Certificate of Determination of Preferences of 8 3/4% Series F Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated January 18, 2002 and incorporated herein by reference.

3.10	Certificate of Determination of Preferences of 7.95% Series F Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed herewith.

3.11	Restated Bylaws. Filed with Registrant's Current Report on Form 8-K dated March 17, 1998 and incorporated herein by reference.

10.1	Amended Management Agreement between Storage Equities, Inc. and Public Storage Commercial Properties Group, Inc. dated as of February 21, 1995. Filed with PSI's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.2*	Registrant's 1997 Stock Option and Incentive Plan. Filed with Registrant's Registration Statement No. 333-48313 and incorporated herein by reference.

10.3	Agreement of Limited Partnership of PS Business Parks, L.P. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

10.4	Agreement Among Shareholders and Company dated as of December 23, 1997 among Acquiport Two Corporation, AOPP, American Office Park Properties, L.P. and PSI. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

10.5	Amendment to Agreement Among Shareholders and Company dated as of January 21, 1998 among Acquiport Two Corporation, AOPP, American Office Park Properties, L.P. and PSI. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

10.6	Non-Competition Agreement dated as of December 23, 1997 among PSI, AOPP, American Office Park Properties, L.P. and Acquiport Two Corporation. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

10.7**	Employment Agreement between AOPP and Ronald L. Havner, Jr. dated as of December 23, 1997. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

10.8**	Employment Agreement between Registrant and J. Michael Lynch dated as of May 20, 1998. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

10.9	Revolving Credit Agreement dated August 6, 1998 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

10.10	First Amendment to Revolving Credit Agreement dated as of August 19, 1999 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

10.11	Second Amendment to Revolving Credit Agreement dated as of September 29, 2000 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference.

10.12	Form of Indemnity Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference.

10.13	Cost Sharing and Administrative Services Agreement dated as of November 16, 1995 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference.

10.14	Amendment to Cost Sharing and Administrative Services Agreement dated as of January 2, 1997 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference.

10.15	Accounts Payable and Payroll Disbursement Services Agreement dated as of January 2, 1997 by and between PSCC, Inc. and American Office Park Properties, L.P. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference.

10.16	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8 7/8% Series B Cumulative Redeemable Preferred Units, dated as of April 23, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

10.17	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9 ¼% Series A Cumulative Redeemable Preferred Units, dated as of April 30, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

10.18	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8 ¾% Series C Cumulative Redeemable Preferred Units, dated as of September 3, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

10.19	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8 7/8% Series X Cumulative Redeemable Preferred Units, dated as of September 7, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

10.20	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to Additional 8 7/8% Series X Cumulative Redeemable Preferred Units, dated as of September 23, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

10.21	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 8 7/8% Series Y Cumulative Redeemable Preferred Units, dated as of July 12, 2000. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.

10.22	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 9 1/2% Series D Cumulative Redeemable Preferred Units, dated as of May 10, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated herein by reference.

10.23	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 9 1/2% Series D Cumulative Redeemable Preferred Units, dated as of June 18, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

10.24	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 9 1/4% Series E Cumulative Redeemable Preferred Units, dated as of September 21, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

10.25	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 8 3/4% Series F Cumulative Redeemable Preferred Units, dated as of January 18, 2002. Filed with Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.26	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 7.95% Series G Cumulative Redeemable Preferred Units, dated as of October 30, 2002. Filed herewith.

10.27	Registration Rights Agreement dated as of March 17, 1998 between Registrant and Acquiport Two Corporation (“Acquiport Registration Rights Agreement”). Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

10.28	Letter dated May 20, 1998 relating to Acquiport Registration Rights Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

10.29	Third Amendment to Revolving Credit Agreement dated as of February 15, 2002 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.30	Term Loan Agreement dated as of February 20, 2002 among PS Business Parks, L.P. and Fleet National Bank, as Agent. Filed with Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.31	Fourth Amendment to Revolving Credit Agreement dated as of October 29, 2002 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed herewith.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

21	List of Subsidiaries

23	Consent of Independent Auditors. Filed herewith.

99.1	Certifcation of CEO and CFO (Section 906 of Sarbanes-Oxley Act of 2002)

      *      Compensatory benefit plan.
**     Management contract.

                                                             SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the  Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              Dated: March 27, 2003

                                                              PS BUSINESS PARKS, INC.

                                                              BY: /s/ Ronald L. Havner, Jr.
                                                                  Ronald L. Havner, Jr.
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

----------------------------------------
                                         President,  Chairman of the Board and
/s/ Ronald L. Havner, Jr.                Chief  Executive  Officer  (principal
Ronald L. Havner, Jr.                    executive officer)                                March 27, 2003
----------------------------------------

----------------------------------------
                                         Vice  President  and Chief  Financial
/s/ Jack E. Corrigan                     Officer (principal  financial officer
Jack E. Corrigan                         and principal accounting officer)                 March 27, 2003
----------------------------------------

----------------------------------------
/s/ Harvey Lenkin
Harvey Lenkin                            Director                                          March 27, 2003
----------------------------------------

----------------------------------------
/s/ Vern O. Curtis
Vern O. Curtis                           Director                                          March 27, 2003
----------------------------------------

----------------------------------------
/s/ James H. Kropp
James H. Kropp                           Director                                          March 27, 2003
----------------------------------------

----------------------------------------
/s/ Jack D. Steele
Jack D. Steele                           Director                                          March 27, 2003
--------------------------------------

----------------------------------------
/s/ Alan K. Pribble
Alan K. Pribble                          Director                                          March 27, 2003
----------------------------------------

----------------------------------------
/s/ Arthur M. Friedman
Arthur M. Friedman                       Director                                          March 27, 2003
----------------------------------------

PS BUSINESS PARKS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

(Item 15(a)(1) and Item 15(a)(2))

Consolidated  statement of shareholders' equity for the years ended December 31, 2002, 2001 and
2000........................................................................................             F-4

Consolidated statements of cash flows for the years ended December 31, 2002, 2001 and 2000..
                                                                                                         F-5

Notes to consolidated financial statements..................................................             F-7

Schedule:

III - Real estate and accumulated depreciation..............................................             F-26

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
PS Business Parks, Inc.

We have audited the accompanying consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended December 31, 2002, 2001 and 2000. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Business Parks, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Los Angeles, CaliforniaFebruary
14, 2003

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

                                                                              December 31,             December 31,
                                                                                 2002                     2001
                                                                             ------------              ------------
                                                       ASSETS

Cash and cash equivalents...............................                  $    44,812,000         $     3,076,000
Marketable securities...................................                        5,278,000               9,134,000

Real estate facilities, at cost:
     Land...............................................                      286,301,000             288,792,000
     Buildings and equipment............................                      968,473,000             948,899,000
                                                                              -----------             -----------
                                                                            1,254,774,000           1,237,691,000
     Accumulated depreciation...........................                     (177,229,000)           (121,609,000)
                                                                             ------------            ------------
                                                                            1,077,545,000           1,116,082,000
Properties held for disposition, net....................                                -               9,498,000
Land held for development...............................                       11,989,000              10,629,000
                                                                               ----------              ----------
                                                                            1,089,534,000           1,136,209,000

Investment in joint venture.............................                        1,057,000                 974,000
Rent receivable.........................................                        1,814,000                 745,000
Note receivable.........................................                                -               7,450,000
Deferred rent receivables...............................                       11,507,000               9,601,000
Intangible assets, net..................................                          378,000                 679,000
Other assets............................................                        2,422,000               2,087,000
                                                                                ---------               ---------

              Total assets..............................                  $ 1,156,802,000         $ 1,169,955,000
                                                                          ===============         ===============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                        ------------------------------------
Accrued and other liabilities..............................               $    36,902,000         $    39,822,000
Deferred gain on property disposition......................                             -               5,366,000
Line of credit.............................................                             -             100,000,000
Notes payable to affiliate.................................                             -              35,000,000
Mortgage notes payable.....................................                    20,279,000              30,145,000
Unsecured note payable.....................................                    50,000,000                       -
                                                                               ----------              ----------
         Total liabilities.................................          107,181,000             210,333,000

Minority interest:
         Preferred units...................................                   217,750,000             197,750,000
         Common units......................................                   167,469,000             162,141,000

Shareholders' equity:
   Preferred   stock,   $0.01  par  value,   50,000,000   shares
     authorized,  6,833 and 4,840 shares issued and  outstanding
     at December 31, 2002 and December 31, 2001, respectively...              170,813,000             121,000,000
   Common   stock,   $0.01   par   value,   100,000,000   shares
     authorized,  21,531,419  and  21,539,783  shares issued and
     outstanding  at December  31, 2002 and  December  31, 2001,                  215,000                 215,000
     respectively...............................................
   Paid-in capital.........................................                   420,372,000             422,161,000
   Cumulative net income...................................                   232,290,000             174,860,000
   Comprehensive income/(loss).............................                      (260,000)                108,000
   Cumulative distributions................................                  (159,028,000)           (118,613,000)
                                                                             ------------            ------------
         Total shareholders' equity........................                   664,402,000             599,731,000
                                                                              -----------             -----------
              Total liabilities and shareholders' equity...               $ 1,156,802,000         $ 1,169,955,000
                                                                          ===============         ===============

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

                                                                              2002              2001             2000
Revenues:
   Rental income....................................................     $   197,565,000  $   161,609,000   $   135,334,000
   Facility management fees primarily from affiliates...............             763,000          683,000           539,000
   Business services................................................             136,000          353,000           547,000
   Interest income..................................................             819,000        2,251,000         4,076,000
   Dividend income..................................................               4,000           17,000         1,301,000
                                                                                   -----           ------         ---------
                                                                             199,287,000      164,913,000       141,797,000
                                                                             -----------      -----------       -----------
Expenses:
  Cost of operations................................................          52,842,000       42,543,000        35,465,000
  Cost of facility management.......................................             176,000          152,000           111,000
  Cost of business services.........................................             462,000          572,000           344,000
  Depreciation and amortization.....................................          57,658,000       39,680,000        34,037,000
  General and administrative........................................           4,663,000        4,320,000         3,954,000
   Interest expense.................................................           5,324,000        1,715,000         1,481,000
                                                                               ---------        ---------         ---------
                                                                             121,125,000       88,982,000        75,392,000
                                                                             -----------       ----------        ----------
   Equity in income of joint venture................................           1,978,000           25,000                 -
Gain on investment in marketable securities.......................                41,000            8,000         7,849,000
                                                                                 ------            -----         ---------
Income before gain on disposal of real estate, discontinued
 operations and minority interest                                             80,181,000       75,964,000        74,254,000
Income from discontinued operations                                            1,296,000        1,395,000         3,412,000
 Gain on disposition of real estate................................            8,123,000                -           256,000
                                                                               ---------        ---------         ---------
Income before minority interest.....................................          89,600,000       77,359,000        77,922,000
  Minority interest in income - preferred units.....................         (17,927,000)     (14,107,000)      (12,185,000)
  Minority interest in income - common units........................         (14,243,000)     (13,382,000)      (14,556,000)
                                                                             -----------      -----------       -----------
Net income..........................................................     $    57,430,000  $    49,870,000   $    51,181,000
                                                                         ===============  ===============   ===============
Net income allocation:
  Allocable to preferred shareholders...............................     $    15,412,000  $     8,854,000   $     5,088,000
  Allocable to common shareholders..................................          42,018,000       41,016,000        46,093,000
                                                                              ----------       ----------        ----------
                                                                         $    57,430,000  $    49,870,000   $    51,181,000
                                                                         ===============  ===============   ===============
Net income per common share - basic:
  Continuing operations.............................................     $         1.62   $         1.79    $         1.86
  Discontinued operations...........................................               0.33             0.05              0.12
                                                                                   ----             ----              ----
  Net income........................................................     $         1.95   $         1.84    $         1.98
                                                                         ==============   ==============    ==============
Net income per common share - diluted:
  Continuing operations.............................................     $         1.61   $         1.78    $         1.85
  Discontinued operations...........................................               0.32             0.05              0.12
                                                                                   ----             ----              ----
  Net income........................................................     $         1.93   $         1.83    $         1.97
                                                                         ==============   ==============    ==============

Weighted average common shares outstanding:
  Basic.............................................................          21,552,000       22,350,000        23,284,000
                                                                              ==========       ==========        ==========
  Diluted...........................................................          21,743,000       22,435,000        23,365,000
                                                                              ==========       ==========        ==========

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Other

                                                Preferred Stock                Common Stock              Paid-in        Cumulative     Comprehensive     Cumulative      Shareholders'
                                             Shares         Amount         Shares        Amount          Capital        Net Income     Income/(Loss)    Distributions        Equity

Balances at December 31, 1999......             2,200     55,000,000     23,645,461        236,000      478,889,000       73,809,000               -       (52,403,000)   555,531,000
   Issuance of common stock:
       Conversion   of   common  OP                 -              -        107,517          1,000        2,530,000                -               -                 -      2,531,000
         units.....................
       Exercise of stock options...                 -              -         14,257              -          261,000                -               -                 -        261,000
   Repurchase of common stock......                 -              -       (722,600)        (7,000)     (16,634,000)               -               -                 -    (16,641,000)
   Net income......................                 -              -              -              -                -       51,181,000               -                 -     51,181,000
   Distributions paid:
       Preferred stock.............                 -              -              -              -                -                -               -        (5,088,000)    (5,088,000)
       Common stock................                 -              -              -              -                -                -               -       (23,241,000)   (23,241,000)
   Adjustment   to   reflect   minority
     interest to  underlying  ownership             -                             -              -         (191,000)               -               -                 -       (191,000)
     interest..........................       -------     ----------     ---------        ---------     ------------     -----------      -----------     -------------    -----------
Balances at December 31, 2000......             2,200     55,000,000     23,044,635        230,000      464,855,000      124,990,000               -       (80,732,000)   564,343,000
   Issuance of preferred stock, net             2,640     66,000,000              -              -       (1,663,000)               -               -                 -     64,337,000
     of costs.......................
   Issuance of common stock:
       Exercise of stock options...                 -              -         94,259          1,000        1,602,000                -               -                 -      1,603,000
   Unrealized gain - appreciation
     in marketable securities                       -              -              -              -                -                -         108,000                 -        108,000
   Repurchase of common stock......                 -              -     (1,599,111)       (16,000)     (43,910,000)               -               -                 -    (43,926,000)
   Net income......................                 -              -              -              -                -       49,870,000               -                 -     49,870,000
   Distributions paid:
       Preferred stock.............                 -              -              -              -                -                -               -        (8,854,000)    (8,854,000)
       Common stock................                 -              -              -              -                -                -               -       (29,027,000)   (29,027,000)
   Adjustment   to   reflect   minority
     interest to  underlying  ownership             -                             -              -        1,277,000                -               -                 -      1,277,000
     interest..........................         ------   -----------     ---------         -------      -----------      -----------        ---------     -------------   ------------
Balances at December 31, 2001......             4,840    121,000,000     21,539,783        215,000      422,161,000      174,860,000         108,000      (118,613,000)   599,731,000
   Issuance of preferred stock, net             2,000     50,000,000              -              -       (1,737,000)               -               -                 -     48,263,000
     of costs.......................
   Repurchase of preferred stock...                (7)      (187,000)             -              -           (5,000)               -               -                 -       (192,000)
   Issuance of common stock:
       Exercise of stock options...                 -              -         29,998              -          723,000                -               -                 -        723,000
       Stock bonus awards..........                 -              -            438              -           15,000                -               -                 -         15,000
  Stock option expense.............                 -              -              -              -          525,000                -               -                 -        525,000
   Repurchase of common stock                       -              -        (38,800)             -       (1,206,000)               -               -                 -     (1,206,000)

 Unrealized gain - appreciation
     in marketable securities                       -              -              -              -                -                -         726,000                 -        726,000
 Unrealized loss on interest rate
     swap .......................                 -              -              -              -                -                -      (1,094,000)                -     (1,094,000)
   Net income......................                 -              -              -              -                -       57,430,000               -                 -     57,430,000
                                                                                                                                                                           ----------
   Comprehensive income...........                  -              -              -              -                -                -               -                 -     57,062,000
Distributions paid:
       Preferred stock.............                 -              -              -              -                -                -               -       (15,412,000)   (15,412,000)
       Common stock................                 -              -              -              -                -                -               -       (25,003,000)   (25,003,000)
   Adjustment   to   reflect   minority
     interest to  underlying  ownership
     interest..........................             -              -              -              -         (104,000)               -               -                 -       (104,000)
                                            ---------   ------------     ----------    -----------   --------------     -------------       ----------    -------------   --------------                                                                     --------
Balances at December 31, 2002......             6,833   $170,813,000     21,531,419    $   215,000   $  420,372,000   $  232,290,000  $     (260,000)  $  (159,028,000) $ 664,402,000

PS BUSINESS PARKS, INC.

STATEMENT OF CASH FLOWS

                                                                                  For the Years Ended December 31,
                                                                              2002              2001              2000
Cash flows from operating activities:
   Net income.......................................................     $  57,430,000    $  49,870,000     $  51,181,000
   Adjustments  to  reconcile  net  income  to net  cash  provided  by operating activities:
       Gain on investment in marketable securities..................           (41,000)          (8,000)       (7,849,000)
       Gain on disposition of properties............................        (8,123,000)               -          (256,000)
       Equity income of joint venture...............................        (1,978,000)         (25,000)                -
       Stock option expense and stock bonuses.......................           540,000                -                 -
       Depreciation and amortization expense........................        58,143,000       41,067,000        35,637,000
       Minority interest in income..................................        32,170,000       27,489,000        26,741,000
       (Increase) in receivables and other assets...................        (3,529,000)      (2,617,000)       (2,004,000)
       Increase in accrued and other liabilities....................           314,000       10,901,000         7,747,000
                                                                               -------       ----------         ---------
            Total adjustments.......................................        77,496,000       76,807,000        60,016,000
                                                                            ----------       ----------        ----------
         Net cash provided by operating activities..................       134,926,000      126,677,000       111,197,000
                                                                           -----------      -----------       -----------
Cash flows from investing activities:
       Distribution from Pacific Gulf Properties, Inc...............                 -                -        21,767,000
       Sale of marketable securities................................         4,823,000        6,401,000                 -
       Investment in marketable securities..........................          (255,000)      (9,441,000)       (1,720,000)
       Acquisition of real estate facilities........................        (1,156,000)    (301,960,000)      (82,335,000)
       Disposition of properties....................................        23,313,000        1,175,000        23,763,000
       Distribution from investment in joint venture................         1,988,000       13,122,000                 -
       Proceeds from note receivable................................         7,450,000                -                 -
       Capital improvements to real estate facilities...............       (26,675,000)     (12,760,000)      (19,127,000)
       Land held for development and construction in progress........       (3,712,000)     (14,904,000)      (19,816,000)
                                                                            ----------      -----------       -----------
         Net cash provided by (used in) investing activities........         5,776,000     (318,367,000)      (77,468,000)
                                                                             ---------     ------------       -----------
Cash flows from financing activities:
       Proceeds from unsecured note payable.........................        50,000,000                -                 -
       Borrowings (repayment of borrowings) from an affiliate.......       (35,000,000)      35,000,000                 -
       Borrowings from (repayments on) line of credit...............      (100,000,000)     100,000,000                 -
       Principal payments on mortgage notes payable.................        (9,866,000)        (826,000)       (6,095,000)
       Repurchase of common stock...................................        (1,206,000)     (43,926,000)      (16,641,000)
       Repurchase of preferred stock................................          (192,000)               -                 -
       Redemption of common operating partnership units.............                 -         (808,000)
       Exercise of stock options....................................           723,000        1,603,000           261,000
       Net proceeds from the issuance of preferred stock............        48,263,000       64,337,000                 -
       Net proceeds from the issuance of preferred operating
         partnership units..........................................        19,453,000       51,650,000        11,698,000
       Distributions paid to preferred shareholders.................       (15,412,000)      (8,854,000)       (5,088,000)
       Distributions paid to minority interests - preferred units...       (17,927,000)     (14,107,000)      (12,185,000)
       Distributions paid to common shareholders....................       (28,234,000)     (29,027,000)      (23,241,000)
       Distributions paid to minority interests - common units......        (9,568,000)      (9,571,000)       (7,363,000)
                                                                            ----------       ----------        ----------
         Net cash provided by (used in) financing activities........       (98,966,000)     145,471,000       (58,654,000)
                                                                           -----------      -----------       -----------
Net (decrease) increase in cash and cash equivalents................        41,736,000      (46,219,000)      (24,925,000)
Cash and cash equivalents at the beginning of the period............         3,076,000       49,295,000        74,220,000
                                                                             ---------       ----------        ----------
Cash and cash equivalents at the end of the period..................     $  44,812,000    $   3,076,000     $  49,295,000
                                                                         =============    =============     =============
Supplemental disclosures:
       Interest paid, net of interest capitalized ..................     $   5,424,000    $   2,121,000     $   2,896,000
                                                                         =============    =============     =============

PS BUSINESS PARKS, INC.

STATEMENT OF CASH FLOWS

                                                                                  For the Years Ended December 31,
                                                                                 2002            2001              2000
Supplemental schedule of non cash investing and financing
   activities:

Conversion of common OP units into shares of common stock:
       Minority interest - common units.............................                 -                -        (2,531,000)
       Common stock.................................................                 -                -             1,000
       Paid-in capital..............................................                 -                -         2,530,000

Adjustment  to  reflect  minority  interest  to  underlying  ownership interest:
       Minority interest - common units.............................           104,000       (1,277,000)          191,000
       Paid-in capital..............................................          (104,000)       1,277,000          (191,000)

Transfer of developed properties to real estate facilities:
       Real estate facilities.......................................                 -      (29,479,000)       (3,228,000)
       Construction in progress.....................................                 -       29,479,000         3,228,000

Disposition of property:
       Real estate facilities.......................................                 -        3,265,000                 -
       Deferred gain on property disposition........................                 -        5,360,000                 -
       Note receivable..............................................                 -       (7,450,000)                -

Investment in joint venture:
       Real estate facilities.......................................                 -       14,096,000                 -
       Investment in joint venture..................................                 -      (14,096,000)                -

Unrealized gain:
       Marketable securities........................................          (726,000)        (108,000)                -
       Other comprehensive income...................................           726,000          108,000                 -

Unrealized loss:
       Comprehensive loss on interest rate swap.....................         1,094,000                -                 -
       Other comprehensive loss.....................................        (1,094,000)               -                 -

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

1. Organization and description of business

Organization

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of December 31, 2002, PSB owned approximately 75% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units were owned by Public Storage, Inc. (“PSI”) and its affiliated entities. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”

Description of business

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of December 31, 2002, the Company owned and operated approximately 14.4 million net rentable square feet of commercial space located in eight states. The Company also managed approximately 1.4 million net rentable square feet on behalf of PSI and its affiliated entities, third party owners and a joint venture in which the Company held a 25% equity ownership interest (See Note 2).

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

Allowance for doubtful accounts

We monitor the collectibility of our receivable balances including the deferred rent receivable on an on-going basis. Based on these reviews, we establish a provision, and maintain an allowance, for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. A provision for doubtful accounts recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on our consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $150,000 and $400,000 at December 31, 2002 and 2001, respectively.

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133, as amended by SFAS 138). The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and reflected as income or expense. If the derivative is a hedge, depending

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

In July 2002, the Operating Partnership entered into an interest rate swap agreement, which is accounted for as a cash flow hedge in order to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $50,000,000 of debt through July 2004, effectively changes the interest rate exposure from floating rate to a fixed rate of 4.46%. Market gains and losses on the value of the swap are deferred and included in income over the life of the swap or related debt. For the year ended December 31, 2002, the transaction was determined to be an effective hedge. The Operating Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received.

Net interest differentials to be paid or received related to these contracts were accrued as incurred or earned. Included in comprehensive income is $1,094,000 in unrealized losses related to the interest rate swap as of December 31, 2002. Upon termination of the contract, the related balance in comprehensive income is recognized into income or expense in the period the contract matures or is terminated.AT December 31, 2002, the Company expects to reclassify $597,000 of net losses on derivative instruments from accumulated comprehensive income to earnings during the next twelve months due to the payment of variable interest associated with the floating rate debt.

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Due to the short period to maturity of the Company’s cash and cash equivalents, accounts receivable, other assets and accrued and other liabilities, the carrying values as presented on the consolidated balance sheets are reasonable estimates of fair value. Based on borrowing rates currently available to the Company, the carrying amount of debt approximates fair value.

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

Marketable securities and financial instruments

Marketable securities are classified as “available-for-sale” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments are reflected on the balance sheet at fair market value based upon the quoted market price. Included in the Company's other comprehensive loss at December 31, 2002 of approximately $260,000 are $1,094,000 of unrealized loss from the Company’s interest rate swap contract, offset by an unrealized gain of $834,000 from investments in marketable securities. These items are excluded from earnings and reported in a separate component of shareholders’ equity. Dividend income is recognized when earned.

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

Real estate facilities

Real estate facilities are recorded at cost. Costs related to the renovation or improvement of the properties are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Expenditures that are expected to benefit a period greater than 30 months and exceed $5,000 are capitalized and depreciated over the estimated useful life. Buildings and equipment are depreciated on the straight-line method over the estimated useful lives, which are generally 30 and 5 years, respectively. Leasing costs in excess of $1,000 for leases with

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

terms greater than two years are capitalized and depreciated/amortized over their estimated useful lives. Leasing costs for leases of less than two years or less than $1,000 are expensed as incurred.

Interest cost and property taxes incurred during the period of construction of real estate facilities are capitalized. The Company capitalized $288,000, $1,091,000 and $1,415,000 of interest expense and $0, $321,000 and $64,000 of property taxes during the years ended December 31, 2002, 2001 and 2000, respectively.

Investment in joint venture

In October 2001, the Company formed a joint venture with an unaffiliated investor to own and operate an industrial park consisting of 14 buildings in the City of Industry submarket of Los Angles County. The park, consisting of 294,000 square feet of industrial space, was acquired by the Company in December 2000 at a cost of approximately $14.4 million. The property was contributed to the joint venture at its original cost. The partnership is capitalized with equity capital consisting of 25% from the Company and 75% from the unaffiliated investor in addition to a mortgage note payable.

During 2002, the joint venture sold eight of the buildings totaling approximately 170,000 square feet. The Company recognized gains of approximately $861,000 on the disposition of these eight buildings. In addition, the Company’s interest in cash distributions from the joint venture increased from 25% to 50% as a result of meeting its performance measures. Therefore, the Company recognized additional income of $1,008,000. The gains and the additional income are included in equity in income of joint venture. As of December 31, 2002, the joint venture holds six buildings totaling 124,000 square feet. During January, 2003, five of the remaining six buildings were sold and the Company will recognize gains of approximately $1.0 million as a result of these sales and additional income of approximately $700,000 in 2003. There is currently only one building remaining with approximately 29,000 square feet which is under contract to be sold. The real estate assets within the joint venture are held for disposition as of December 31, 2002.

The Company’s investment is accounted for under the equity method in accordance with APB 18, “Equity Method of Accounting for Investments.” In accordance with APB 18, the Company’s share of the debt is netted against its share of the assets in determining the investment in the joint venture and is not included in the Company’s total liabilities. The accounting policies of the joint venture are consistent with the Company's accounting policies.

Summarized below is financial data for the joint venture as of December 31, 2002.

                                                                                  2002                    2001
                                                                     ------------------------ -----------------------

           Total revenues..........................................   $       1,570,000        $         329,000
           Gain on sale of real estate.............................           3,444,000                        -

           Cost of operations......................................             477,000                  134,000
           Depreciation and amortization...........................             251,000                   59,000
           Interest and other expenses.............................             405,000                   46,000
                                                                                -------                   ------
             Total expenses........................................           1,133,000                  239,000
                                                                              ---------                  -------
             Net income............................................   $       3,881,000        $          90,000
                                                                      =================        =================

           --------------------------------------------------------- ------------------------ -----------------------
                                                                                        December 31,
                                                                                 2002                    2001
                                                                     ------------------------ -----------------------
           Real estate held for disposition, net. .................   $       5,992,000        $      14,779,000
           Total assets............................................           6,731,000               15,022,000

           Notes payable...........................................           2,551,000                7,015,000
           Total liabilities.......................................           3,908,000                9,391,000
           Partners' capital.......................................           2,823,000                5,631,000

           The Company's investment at December 31.................   $       1,057,000        $         974,000
                                                                      =================        =================

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

At December 31, 2002, the joint venture had a variable rate mortgage obligation of approximately $2.5 million bearing interest at 5.45%. After the January dispositions, the mortgage balance was reduced to approximately $50,000.

Intangible assets

Intangible assets consist of property management contracts for properties managed, but not owned, by the Company. The intangible assets are being amortized over seven years. Accumulated amortization was $1,779,000 and $1,477,000 at December 31, 2002 and 2001, respectively.

Evaluation of asset impairment

The Company evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At December 31, 2002, the Company has determined that there has been no impairment of its assets.

Borrowings from and loans to affiliate

The Company borrowed an aggregate of $35 million from PSI in 2001. The note bore interest at 3.25% (per annum) and was repaid along with accrued interest expense of $76,000 in January 2002. A portion of the proceeds from the Series F preferred stock issuance described in Note 9 was used to repay the note.

Stock-based compensation

Until December 31, 2001, the Company elected to adopt the disclosure requirements of FAS 123 but continued to account for stock-based compensation under APB 25. Effective January 1, 2002, the Company adopted the Fair Value Method of accounting for stock options. As required by the transition requirements of FAS 123, the Company will recognize compensation expense in the income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002, but continue to disclose the pro-forma impact of utilizing the Fair Value Method on stock options issued prior to January 1, 2002. As a result, included in the Company’s income statement for the year ended December 31, 2002 is approximately $525,000 in stock option compensation expense related to options granted after January 1, 2002. See note 10.

Revenue and expense recognition

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

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

Gains/Losses from sales of real estate

The Company recognizes gains from sales of real estate at the time of sale using the full accrual method, provided that various criteria related to the terms of the transactions and any subsequent involvement by us with the properties sold are met. If the criteria are not met, the Company defers the gains and recognizes them when the criteria are met or using the installment or cost recovery methods as appropriate under the circumstances.

The Company disposed of a property in San Diego for approximately $9 million in November 2001 and deferred a gain of $5,366,000 which was later recognized in 2002 when the buyer of the property obtained third party financing for the property and paid off most of its note to the Company. The note receivable balance remaining as of December 31, 2002 and 2001 was $0 and $7,450,000, respectively.

General and administrative expense

General and administrative expense includes executive compensation, office expense, professional fees, state income taxes, cost of acquisition personnel and other such administrative items.

Related party transactions

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services. These costs totaled $337,000 in 2002 and are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $561,000 in 2002. In addition, the Company combines its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation (“Stor-Re”). Stor-Re provides limited property and liability insurance to the Company at commercially competitive rates. The Company and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re’s limitations

In June 2002 PSI assigned to the Company PSI's right to acquire from an unaffiliated third party a parcel of undeveloped land. The land is located adjacent to the Company's business park known as Metro Park North in Rockville, Maryland. In consideration for the assignment, the Company reimbursed PSI for all of its cost incurred in connection with the acquisition and development of the land. (approximately $376,000, including $87,000 of land deposits paid by PSI to the unaffiliated seller of the land). The land deposits were applied to the $800,000 purchase price for the land.

Income taxes

The Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REIT’s are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2002, 2001 and 2000 and intends to continue to meet such requirements. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Net income per common share

Per share amounts are computed using the weighted average common shares outstanding. “Diluted” weighted average common shares outstanding include the dilutive effect of stock options under the treasury stock method. “Basic” weighted average common shares outstanding excludes such effect. Earnings per share has been calculated as follows:

                                                                        For the Years Ended December 31,
                                                                       2002             2001            2000

Net income allocable to common shareholders....................  $    42,018,000  $    41,016,000  $    46,093,000
                                                                 ===============  ===============  ===============

Weighted average common shares outstanding:

   Basic weighted average common shares outstanding............       21,552,000       22,350,000       23,284,000
   Net effect of  dilutive  stock  options - based on  treasury
     stock method using average market price...................          191,000           85,000           81,000
                                                                         -------           ------           ------
   Diluted weighted average common shares outstanding..........       21,743,000       22,435,000       23,365,000
                                                                      ==========       ==========       ==========

Basic earnings per common share................................  $         1.95   $         1.84   $         1.98
                                                                 ==============   ==============   ==============
Diluted earnings per common share..............................  $         1.93   $         1.83   $         1.97
                                                                 ==============   ==============   ==============

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2001and 2000 in order to conform to the 2002 presentation.

3. Real estate facilities

        The activity in real estate facilities for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                                                Accumulated
                                                Land            Buildings        Depreciation          Total

     Balances at December 31, 1999......      $194,140,000      $636,261,000       $(50,976,000)     $779,425,000
       Property acquisitions............        21,517,000        60,818,000                  -        82,335,000
       Property dispositions............        (1,995,000)       (9,748,000)         2,471,000        (9,272,000)
       Developed projects...............           358,000         2,870,000                  -         3,228,000
       Capital improvements.............                 -        19,127,000                  -        19,127,000
       Depreciation expense.............                 -                 -        (35,336,000)      (35,336,000)
                                               -----------       -----------         -----------       -----------
     Balances at December 31, 2000......       214,020,000       709,328,000        (83,841,000)      839,507,000
       Property acquisitions............        76,595,000       225,365,000                  -       301,960,000
       Property dispositions............          (930,000)       (2,881,000)           546,000        (3,265,000)
       Contribution to joint venture....        (3,432,000)      (11,100,000)           436,000       (14,096,000)
       Properties held for disposition..        (1,860,000)       (9,653,000)         2,015,000        (9,498,000)
       Developed projects...............         4,399,000        25,080,000                  -        29,479,000
       Capital improvements.............                 -        12,760,000                  -        12,760,000
       Depreciation expense.............                 -                 -        (40,765,000)      (40,765,000)
                                               -----------       -----------         -----------       -----------
     Balances at December 31, 2001......       288,792,000       948,899,000       (121,609,000)    1,116,082,000
       Property dispositions............        (2,499,000)      (10,668,000)         1,736,000       (11,431,000)
       Developed projects...............             8,000         3,704,000                  -         3,712,000
       Capital improvements.............                 -        26,538,000                  -        26,538,000
       Depreciation expense.............                 -                 -        (57,356,000)      (57,356,000)
                                                 ---------       -----------        -----------       -----------
     Balances at December 31, 2002......   $   286,301,000   $   968,473,000    $  (177,229,000)  $ 1,077,545,000
                                           ===============   ===============    ===============   ===============
The unaudited basis of real estate facilities for federal income tax purposes was approximately $1 billion at December 31, 2002. Approximately 2% of real estate is encumbered by mortgage debt.

During the years ended December 31, 2002, 2001 and 2000, the Company incurred approximately $3.7 million, $14.9 million, and $19.8 million in development costs, respectively. In 2000, the Company completed a 22,000 square foot development in Beaverton, Oregon at a cost of approximately $3.2 million. In 2001, the Company completed a 97,000 square foot development in Beaverton, Oregon, a 141,000 square foot development in Chantilly, Virginia and a 102,000 square foot development in Dallas, Texas at an aggregate cost of approximately $28.5 million. There were no new development properties in 2002, although the Company continued to incur first generation leasing costs on three of its developments in 2002.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

The Company disposed of a property in San Diego for approximately $9 million in November 2001 and deferred a gain of approximately $5.3 million which was later recognized in the first quarter of 2002 when the buyer of the property obtained third party financing for the property and paid off most of its note to the Company.

During 2001, the Company identified two properties in San Antonio, Texas totaling 199,000 square feet that did not meet its ongoing investment strategy. During 2002, the Company sold both of these properties for net proceeds of $8.5 million. The Company recognized a net loss on the sale of the two properties of approximately $1.1 million. During 2002, the Company identified two additional properties that did not meet the Company’s ongoing investment criteria. One property located in Overland Park, Kansas with 62,000 square feet was sold for $5.3 million resulting in net proceeds of $5.1 and a gain of approximately $2.1 million. The second property located in Landover Maryland with 125,000 square feet, was sold for $9.6 million generating net proceeds of $9.5 million and a gain of approximately $1.7 million. The disposition properties consisted of both flex and office properties

The following summarizes the condensed results of operations for discontinued operations as of December 31, 2002, which are also included in the consolidated statements of income:

                                                                                  For the Years
                                                                                  Ended December 31,
                                                                          2002                2001                2000

   Rental income............................................   $       3,372,000    $       5,453,000   $       8,837,000
   Cost of operations.......................................          (1,590,000)          (2,671,000)         (3,825,000)
   Depreciation.............................................            (486,000)          (1,387,000)         (1,600,000)
                                                                        --------           ----------          ----------
   Net operating income.....................................   $       1,296,000    $       1,395,000   $       3,412,000
                                                               =================    =================   ================

4. Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues excluding recovery of expenses as of December 31, 2002 under these leases are as follows:

                              2003................................         $  162,737,000
                              2004................................            131,534,000
                              2005................................             97,241,000
                              2006................................             62,971,000
                              2007................................             41,299,000
                              Thereafter..........................             80,310,000
                                                                               ----------
                                                                           $  576,092,000
                                                                           ==============

In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amount to $26,216,000, $22,764,000, and $19,265,000 for the years ended December 31, 2002, 2001 and 2000, respectively. These amounts are included as rental income and cost of operations in the accompanying consolidated statements of income. Leases constituting approximately 5% of the Company’s rental revenue are subject to termination options with leases for approximately 3% of the leased square footage having termination options exercisable through December 31, 2003. In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Two of the Company's top ten tenants representing approximately 2% of future minimum rental revenues have been significantly affected by the downturn in the high-tech and telecommunications industries. One tenant is currently in bankruptcy. Neither tenant was in default on its lease as of December 31, 2002.

5. Bank Loans

In October 2002, the Company extended its unsecured line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.65% to LIBOR plus 1.25% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee of 0.25% of the borrowing limit. In connection with the extension, the Company paid Wells Fargo Bank a one-time fee of approximately $330,000. The Company had drawn $0 and $100 million on its line of credit at December 31, 2002 and 2001, respectively.

The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.50 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively, (iii) maintain a minimum total shareholders’ equity (as defined) and (iv) limit distributions to 95% of funds from operations (as defined) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company’s unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 2002.

In February 2002, the Company entered into a seven year $50 million unsecured term note agreement with Fleet National Bank. The note bears interest at LIBOR plus 1.45% per annum and is due on February 20, 2009. The Company paid a one-time facility fee of 0.35% or $175,000 for the loan. The Company used the proceeds from the loan to reduce the amount drawn on the Credit Facility. During July 2002, the Company entered into an interest rate swap transaction which resulted in a fixed rate for the term loan through July 2004 at 4.46% per annum.

The unsecured note requires the Company to meet covenants that are substantially the same as the covenants in the Credit Facility. The Company was in compliance with the note covenants at December 31, 2002.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

6. Mortgage notes payable

        Mortgage notes consist of the following:

                                                                                  December 31,        December 31,
                                                                                     2002                2001
     7.050%  mortgage  note,  secured by one  commercial  property with an
          approximate  carrying  amount  of  $17,380,000,   principal  and
          interest payable monthly, due May 2006........................      $    8,164,000     $    8,374,000
     8.190%  mortgage  note,  secured by one  commercial  property with an
          approximate  carrying  amount  of  $11,342,000,   principal  and
          interest payable monthly, due March 2007......................           6,067,000          6,283,000
     7.290%  mortgage  note,  secured by one  commercial  property with an
          approximate   carrying  amount  of  $7,551,000,   principal  and
          interest payable monthly, due February 2009...................           6,048,000          6,164,000
     7.280%  mortgage  note,  secured by two  commercial  properties  with approximate carrying amounts totaling $7,282,000,  principal and
          interest paid in December, 2002...............................                   -          4,059,000
     8.000%  mortgage  note,  secured by one  commercial  property with an
          approximate   carrying  amount  of  $4,774,000,   principal  and
          interest paid in December, 2002...............................                   -          1,930,000
     8.500%  mortgage  note,  secured by one  commercial  property with an
          approximate   carrying  amount  of  $3,536,000,   principal  and
          interest paid in July, 2002...................................                   -          1,797,000
     8.000%  mortgage  note,  secured by one  commercial  property with an
          approximate   carrying  amount  of  $3,798,000,   principal  and
          interest paid in December, 2002...............................                   -          1,538,000
                                                                                  -----------         ---------

                                                                                 $20,279,000        $30,145,000
                                                                                 ===========        ===========
The mortgage notes have a weighted average interest rate of 7.46% and an average maturity of 4.5 years. At December 31, 2002, approximate principal maturities of mortgage notes payable are as follows:

                              2003................................         $      586,000
                              2004................................                631,000
                              2005................................                680,000
                              2006................................              7,890,000
                              2007................................              5,169,000
                              Thereafter..........................              5,323,000
                                                                                ---------
                                                                           $   20,279,000
                                                                           ==============

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

7. Minority interests

Common partnership units

The Company presents the accounts of PSB and the Operating Partnership on a consolidated basis. Ownership interests in the Operating Partnership that can be redeemed for common stock, other than PSB’s interest, are classified as minority interest – common units in the consolidated financial statements. Minority interest in income common units consists of the minority interests’ share of the consolidated operating results after allocation to preferred units and shares.

Beginning one year from the date of admission as a limited partner (common units) and subject to certain limitations described below, each limited partner other than PSB has the right to require the redemption of its partnership interest.

A limited partner (common units) that exercises its redemption right will receive cash from the Operating Partnership in an amount equal to the market value (as defined in the Operating Partnership Agreement) of the partnership interests redeemed. In lieu of the Operating Partnership redeeming the partner for cash, PSB, as general partner, has the right to elect to acquire the partnership interest directly from a limited partner exercising its redemption right, in exchange for cash in the amount specified above or by issuance of one share of PSB common stock for each unit of limited partnership interest redeemed.

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

At December 31, 2002, there were 7,305,355 common units owned by PSI and affiliated entities and which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at December 31, 2002, the minority interest units would convert into approximately 25% of the common shares outstanding. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests’ equity in the Company.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Preferred partnership units

Through the Operating Partnership, the Company has issued the following preferred units in separate private placement transactions:

     Date of Issuance          Call Date       Series    Number of Units      Face Value          Preferred
                                                                                              Distribution Rate
     --------------------- ------------------ ---------- ----------------- ------------------ ------------------

     April, 1999              April, 2004     Series B               510   $    12,750,000         8 7/8%
     September, 1999        September, 2004   Series C             3,200        80,000,000         8 3/4%
     September, 2001        September, 2006   Series E             2,120        53,000,000         9 1/4%
     October, 2002           October, 2007    Series G               800        20,000,000        7 19/20%
     September, 1999        September, 2004   Series X             1,600        40,000,000         8 7/8%
     July, 2000               July, 2005      Series Y               480        12,000,000         8 7/8%
                                                                     ---        ----------
                                                           8,710     $ 217,750,000
                                                                   =====     =============
The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9.

8. Property management contracts

The Operating Partnership manages industrial, office and retail facilities for PSI and affiliated entities. These facilities, all located in the United States, operate under the “Public Storage” or “PS Business Parks” names. In addition, the Operating Partnership manages properties for third party owners and a joint venture.

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

The property management contract with PSI is for a seven year term with the term being automatically extended one year on each anniversary. At any time, either party may notify the other that the contract is not to be extended, in which case the contract will expire on the first anniversary of its then scheduled expiration date. For PSI affiliate owned properties, PSI can cancel the property management contract upon 60 days notice while the Operating Partnership can cancel upon seven years notice. Management fee revenues under these contracts totaled $561,000, $562,000 and $500,000 for the years ended December 31, 2002, 2001 and 2000 respectively.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Management fee revenue for unaffiliated third parties and the joint venture were $202,000, $121,000 and $39,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

9. Shareholders’ equity

Preferred stock

As of December 31, 2002 and December 31, 2001, the Company had the following series of preferred stock outstanding:

                                                                  December 31, 2002                   December 31, 2001
                                                          ----------------------------------- -----------------------------------
Date of Issuance     Call Date                                 Shares       Carrying Amount       Shares        Carrying Amount
                                    Series    Dividend      Outstanding                         Outstanding
                                                 Rate
------------------ --------------- ---------- ----------- ----------------- ----------------- ---------------- ------------------

   April, 1999      April, 2004    Series A     9.250%              2,199    $   54,962,500            2,200   $    55,000,000
    May, 2001        May, 2006     Series D     9.500%              2,634    $   65,850,000            2,640   $    66,000,000
  January, 2002    January, 2007   Series F     8.750%              2,000        50,000,000                 -                -
                                                                    -----        ----------            ------    -------------
                                                  6,833     $ 170,812,500             4,840  $   121,000,000
                                                                    =====     =============             =====  ===============
Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At December 31, 2002, there were no dividends in arrears.

The Company may re-purchase shares of its preferred stock from time to time on the open market in separately negotiated transactions. For the year ended December 31, 2002, the Company repurchased 6,000 shares of Series D preferred stock with a face value of $150,000 for $154,619 or $25.77 per share and repurchased 1,500 shares of Series A preferred stock with a face value of $37,500 for $38,266 or $25.51 per share.

The Company paid $15,412,000, $8,854,000 and $5,088,000 in distributions to its preferred shareholders for the years ended December 31, 2002, 2001 and 2000, respectively.

Common Stock

The Company’s Board of Directors has authorized the repurchase from time to time of up to 4,500,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. In 2002, the Company repurchased 38,800 shares of common stock and no common units in its operating partnership at an aggregate cost of approximately $1.2 million (average cost of $31.04 per share/unit). In addition, during January, 2003, the Company repurchased 161,200 shares at an aggregate cost of $5.1 million. Since the inception of the program (March 2000), the Company has repurchased an aggregate total of 2,521,711 shares of common stock and 30,484 common units in its Operating Partnership at an aggregate cost of approximately $67.7 million (average cost of $26.52 per share/unit).

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

The Company paid $28,234,000 ($1.16 per common share), $29,027,000 ($1.31 per common share) and $23,241,000 ($1.00 per common share) in distributions to its common shareholders for the years ended December 31, 2002, 2001 and 2000, respectively. Pursuant to restrictions imposed by the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

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

10. Stock options

PSB has a 1997 Stock Option and Incentive Plan (the “Plan”). Under the Plan, PSB has granted non-qualified options to certain directors, officers and key employees to purchase shares of PSB’s common stock at a price no less than the fair market value of the common stock at the date of grant. Generally, options under the Plan vest over a three-year period from the date of grant at the rate of one third per year and expire ten years after the date of grant. The remaining weighted average contractual lives were 8.2, 8.6 and 8.4 years, respectively, at December 31, 2002, 2001 and 2000.

At December 31, 2002, there were 1,500,000 options authorized to grant. Information with respect to the Plan is as follows:

                                                                                              Weighted Average
                                                   Number of Options      Exercise             Exercise Price
                                                                            Price

     Outstanding at December 31, 1999...........           482,358     $16.69 - $25.00            $20.28
          Granted...............................           305,500      20.50 -  26.95             25.74
          Exercised.............................           (13,237)     16.69 -  25.00             17.72
          Forfeited.............................          (135,939)     16.69 -  25.00             21.05
                                                          --------      -----   -----              -----
     Outstanding at December 31, 2000...........           638,682     $16.69 - $26.95            $22.78
          Granted...............................           322,500      26.40 -  29.19             26.96
          Exercised.............................           (94,259)     16.69 -  26.21             17.00
          Forfeited.............................           (34,001)     25.00 -  26.95             25.42
                                                           -------      -----   -----              -----
     Outstanding at December 31, 2001...........           832,922     $16.69 - $29.19            $24.94
                                                           =======     ======   ======            ======
          Granted...............................           300,000     $31.11 - $36.01            $33.47
          Exercised.............................           (29,998)     16.69 -  26.71             23.07
          Forfeited.............................           (64,168)     23.37 -  26.71             26.01
                                                           -------      -----   -----              -----
     Outstanding at December 31, 2002...........         1,038,756     $16.69 - $36.01            $27.36
                                                         =========     ======   ======            ======

     Exercisable at:
          December 31, 2000.....................           278,340     $16.69 - $25.00            $19.32
          December 31, 2001.....................           310,577     $16.69 - $26.80            $22.37
          December 31, 2002.....................           120,588     $16.69 - $22.88            $18.48
                                                           346,150     $23.50 - $31.11            $25.72

Until December 31, 2001, the Company elected to adopt the disclosure requirements of FAS 123 but continued to account for stock-based compensation under APB 25. Effective January 1, 2002, the Company adopted the

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Fair Value Method of accounting for stock options. As required by the transition requirements of FAS 123, the Company will recognize compensation expense in the income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002, but continue to disclose the pro-forma impact of utilizing the Fair Value Method on stock options issued prior to January 1, 2002. As a result, included in the Company’s income statement for the year ended December 31, 2002 is approximately $525,000 in stock option compensation expense related to options granted after January 1, 2002.

The weighted average grant date fair value of the options for 2002, 2001 and 2000 were $4.33, $3.22 and $4.42, respectively. Had compensation cost for the Plan for options granted prior to December 31, 2001 been determined based on the fair value at the grant date for awards under the Plan consistent with the method prescribed by SFAS No. 123, the Company’s pro forma net income available to common shareholders would have been:

                                                                         For the Years Ended December 31,
                                                                       2002             2001            2000

Net income allocable to common shareholders, as reported .....   $   42,018,000    $  41,016,000    $  46,093,000
                                                                 --------------    -------------    -------------
Deduct:  Total stock-based employee compensation expense
  determined under fair value based method of all awards ......  $     (802,000)   $    (686,000)   $    (548,000)
                                                                 --------------    -------------    -------------
Net income allocable to common shareholders, as adjusted ......  $   41,216,000    $  40,330,000    $  45,545,000
                                                                 --------------    -------------    -------------
Earnings per share:
        Basic as reported                                        $          1.95    $       1.84    $        1.98
                                                                 ---------------    ------------    -------------
        Basic as adjusted                                        $          1.91    $       1.80    $        1.96
                                                                 ---------------    ------------    -------------
        Diluted as reported                                      $          1.93    $       1.83    $        1.97
                                                                 ---------------    ------------    -------------
        Diluted as adjusted                                      $          1.90    $       1.80    $        1.96
                                                                 ---------------    ------------    -------------
For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001, and 2000, respectively; dividend yield of 3.4%, 4.7% and 4.1%; expected volatility of 15.4%, 17.9% and 19.4%; expected lives of five years; and risk-free interest rates of 4.3%, 4.6% and 6.2%. The pro forma effect on net income allocable to common shareholders during 2002, 2001 and 2000 may not be representative of the pro forma effect on net income allocable to common shareholders in future years.

During 2002, 2001 and 2000, the Company also granted 34,750, 30,000 and 36,500 restricted stock units, respectively, to employees under the Plan, of which 81,750 restricted stock units were outstanding at December 31, 2002. The restricted stock units were granted at a zero exercise price. The fair market value of the restricted stock units at the date of grant ranged from $24.02 to $34.74 per restricted stock unit. The restricted stock units issued prior to August, 2002 (88,000 units) are subject to a five-year vesting schedule, at 30% in year three, 30% in year four and 40% in year five. Restricted stock issued subsequent to August, 2002 (13,250 units) are subject to a six year vesting schedule, none in year one and 20% for each of the next five years. Compensation expense of $551,000, $282,000 and $86,000 was recognized during the years ended December 31, 2002, 2001 and 2000, respectively. No restricted stock units were converted to common stock.

In March 2003, the Board of Directors approved the 2003 Stock Option and Incentive Plan covering 1,500,000 shares of PSB’s common stock. Adoption of this plan is subject to shareholder approval.

11. Recent accounting pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123. Although SFAS 148 does not require use of the fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition should companies elect to adopt the fair value method of accounting which requires companies to record compensation expense when stock options are granted. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28 "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based awards entered into on or after January 1, 2002. SFAS 148's amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The disclosure provisions of SFAS 148 hae been adopted by us with appropriate disclosure.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

12.     Supplementary quarterly financial data (unaudited)

                                                               Three Months Ended
                                       March 31,          June 30,         September 30,       December 31,
                                         2001               2001               2001                2001
                                         ----               ----               ----                ----

    Revenues, as reported (1)        $  39,475,000      $  41,082,000      $  43,885,000      $  45,924,000
    Revenues from discontinued
          operations                 $  (1,349,000)     $  (1,494,000)     $  (1,406,000)     $  (1,204,000)
                                     -------------      -------------      -------------      -------------
    Revenues, as adjusted            $  38,126,000      $  39,588,000      $  42,479,000      $  44,720,000
    Cost of operations (2)        $   9,948,000      $  10,058,000      $   11,509,000     $  11,752,000
    Net income allocable to
        common shareholders......    $  10,193,000      $  10,927,000      $  10,010,000      $   9,886,000

    Net income per share:
    Basic....................                $0.44              $0.48              $0.45              $0.46
    Diluted..................                $0.44              $0.48              $0.45              $0.46

                                                               Three Months Ended
                                       March 31,          June 30,         September 30,       December 31,
                                         2002               2002               2002                2002
                                         ----               ----               ----                ----

    Revenues, as reported (1)        $  50,825,000      $  51,504,000      $  50,763,000      $  49,567,000
    Revenues from discontinued
          operations                 $  (1,023,000)     $  (1,091,000)     $  (1,018,000)     $   (240,000)
                                     -------------      -------------      -------------      -------------
    Revenues, as adjusted            $  49,802,000      $  50,413,000      $  49,745,000      $  49,327,000
    Cost of operations (2)        $  13,482,000      $  13,339,000      $  13,084,000      $  13,575,000
    Net income allocable to
    common shareholders......        $  13,085,000      $   9,539,000      $   9,911,000      $   9,483,000

    Net income per share:
    Basic....................                $0.61              $0.44              $0.46              $0.44
    Diluted..................                $0.60              $0.44              $0.46              $0.44
(1) Includes rental income, facilities management fees, business services revenue, interest income, and dividend income.
(2) Includes cost of operations, cost of facilities management, and cost of business services.  Discontinued operations is excluded.

13. Commitments and contingencies

Substantially all of the Company’s properties have been subjected to Phase I environmental reviews. Such reviews have not revealed, nor is management aware of, any probable or reasonably possible environmental costs that management believes would have a material adverse effect on the Company’s business, assets or results of operations, nor is the Company aware of any potentially material environmental liability, except as discussed below.

The Company acquired a property in Beaverton, Oregon (“Creekside Corporate Park”) in May 1998. A portion of Creekside Corporate Park, as well as properties adjacent to Creekside Corporate Park, were the subject of an environmental investigation conducted by two current and past owner/operators of an industrial facility on adjacent property, pursuant to a Consent Decree issued by the Oregon Department of Environmental Quality (“ODEQ”). Results of that investigation indicate that the contamination from the industrial facility has migrated onto portions of Creekside Corporate Park owned by the Company. There is no evidence that the Company’s past or current use of the Creekside Corporate Park property contributed in any way to the contamination that is the subject of the investigation, nor has the ODEQ alleged any such contribution.

In January, 2003, the Company singed a Consent Decree resolving all potential liability to the ODEQ with respect to Creekside Corporate Park; pursuant to the Decree, the Company will pay approximately $128,000. A former owner of Creekside Corporate Park has agreed to contribute approximately $58,000 to the settlement. The Company has accrued these costs at December 31, 2002.

Although environmental investigations conducted to date on other properties owned by the Company have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company’s business, assets or results of operations, and the Company is not aware of any such liability, it is

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

possible that these investigations did not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. No assurances can be given that (i) future laws, ordinances, or regulations will not impose any material environmental liability, or (ii) the current environmental condition of the Company’s properties has not been, or will not be, affected by tenants and occupants of the Company’s properties, by the condition of properties in the vicinity of the Company’s properties, or by third parties unrelated to the Company.

The Company currently is neither subject to any other material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business. Management believes that the environmental issues will not have a material adverse impact on the Company’s consolidated financial position or results of operations.

14. Reportable Segments

The Company has three reportable segments: flex properties, office properties and industrial properties located in eight geographical regions. Flex properties can generally be described as facilities that are configured with a combination of office and warehouse space and can be designed to fit an almost limitless number of uses (including office, assembly, showroom, laboratory, light manufacturing and warehouse). Office properties consist primarily of low-rise suburban office buildings. Industrial properties are designed for light manufacturing, assembly, storage and warehousing, distribution and research and development activities. The properties generate rental income through the leasing of space to a diverse group of tenants. The accounting policies of the Company’s segments are the same as those described in Note 2.

The Company evaluates the performance of its properties primarily based on net operating income (“NOI”). NOI is defined by the Company as rental income less cost of operations. Accordingly, NOI excludes certain items such as interest income, dividend income, depreciation expense, amortization expense, general and administrative expense, interest expense and minority interest in income which are included in the determination of net income under accounting principles generally accepted in the United States.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

                                                     For the Year Ended December 31, 2002
                                         Flex              Office           Industrial            Total
    Revenue:
    Southern California......      $   32,998,000     $     5,142,000    $    4,699,000     $    42,839,000
    Northern California......          12,001,000           6,452,000         2,676,000          21,129,000
    Southern Texas...........           8,828,000                   -                 -           8,828,000
    Northern Texas...........          18,421,000           1,965,000           780,000          21,166,000
    Virginia.................          30,964,000           9,211,000                 -          40,175,000
    Maryland.................          11,883,000          14,752,000                 -          26,635,000
    Oregon...................          24,964,000           5,134,000                 -          30,098,000
    Other....................           6,695,000                   -                 -           6,695,000
                                        ---------        ------------     -------------       ------------
                                   $  146,754,000     $    42,656,000    $    8,155,000     $  197,565,000
                                   ==============     ===============    ==============     ==============
    NOI:
    Southern California......      $   25,507,000     $     3,787,000    $    3,191,000     $    32,485,000
    Northern California......           9,825,000           4,473,000         2,107,000          16,405,000
    Southern Texas...........           5,869,000                   -                 -           5,869,000
    Northern Texas...........          12,939,000           1,165,000           451,000          14,555,000
    Virginia.................          22,586,000           6,223,000                 -          28,809,000
    Maryland.................           9,225,000           9,880,000                 -          19,105,000
    Oregon...................          20,427,000           3,285,000                 -          23,712,000
    Other....................           3,783,000                   -                 -           3,783,000
                                        ---------          ----------       -----------        ------------
                                   $  110,161,000     $    28,813,000    $    5,749,000     $  144,723,000
                                   ==============     ===============    ==============     ==============

===================================================================================================================

                                                      For the Year Ended December 31, 2001
                                         Flex              Office           Industrial            Total
    Revenue:
    Southern California......      $   28,587,000     $     8,410,000    $    5,824,000     $    42,821,000
    Northern California......          15,451,000           1,369,000         2,756,000          19,576,000
    Southern Texas...........           9,517,000                   -                 -           9,517,000
    Northern Texas...........          18,005,000           1,823,000                 -          19,828,000
    Virginia.................          25,747,000           8,591,000                 -          34,338,000
    Maryland.................           8,439,000             512,000                 -           8,951,000
    Oregon...................          15,432,000           4,436,000                 -          19,868,000
    Other....................           6,710,000                   -                 -           6,710,000
                                        ---------         -----------        ----------        ------------
                                   $  127,888,000     $    25,141,000    $    8,580,000     $  161,609,000
                                   ==============     ===============    ==============     ==============
    NOI:
    Southern California......      $   22,357,000     $     5,374,000    $    4,555,000     $    32,286,000
    Northern California......          11,706,000             942,000         2,228,000          14,876,000
    Southern Texas...........           6,341,000                   -                 -           6,341,000
    Northern Texas...........          12,602,000             947,000                 -          13,549,000
    Virginia.................          19,500,000           5,508,000                 -          25,008,000
    Maryland.................           6,529,000             399,000                 -           6,928,000
    Oregon...................          12,865,000           3,297,000                 -          16,162,000
    Other....................           3,916,000                   -                 -           3,916,000
                                        ---------        ------------       -----------        ------------
                                   $   95,816,000     $    16,467,000    $    6,783,000     $  119,066,000
                                   ==============     ===============    ==============     ==============

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

                                                      For the Year Ended December 31, 2000
                                         Flex              Office           Industrial            Total
    Revenue:
    Southern California......      $   27,072,000     $     5,067,000    $    4,365,000     $    36,504,000
    Northern California......          13,165,000           1,319,000         2,493,000          16,977,000
    Southern Texas...........           8,964,000                   -                 -           8,964,000
    Northern Texas...........          17,524,000           1,454,000                 -          18,978,000
    Virginia.................          18,712,000           3,663,000                 -          22,375,000
    Maryland.................           8,372,000             214,000                 -           8,586,000
    Oregon...................          13,457,000           3,196,000                 -          16,653,000
    Other....................           6,297,000                   -                 -           6,297,000
                                        ---------         -----------        ----------        ------------
                                   $  113,563,000     $    14,913,000    $    6,858,000     $  135,334,000
                                   ==============     ===============    ==============     ==============
    NOI:
    Southern California......      $   21,385,000     $     3,309,000    $    3,541,000     $    28,235,000
    Northern California......           9,835,000             884,000         1,936,000          12,655,000
    Southern Texas...........           5,914,000                                     -           5,914,000
    Northern Texas...........          12,455,000             694,000                 -          13,149,000
    Virginia.................          14,147,000           2,257,000                 -          16,404,000
    Maryland.................           6,310,000             106,000                 -           6,416,000
    Oregon...................          11,112,000           2,194,000                 -          13,306,000
    Other....................           3,790,000                   -                 -           3,790,000
                                        ---------           ----------      -----------         ------------
                                   $   84,948,000     $      9,444,000   $    5,477,000     $    99,869,000
                                   ==============     ================   ==============     ===============
The following table is provided to reconcile total segments NOI to consolidated operating income as determined by GAAP:

                                                    For the Year Ended December 31,
                                               2002               2001               2000
    Net Operating Income:
    Segmented                           $  144,723,000      $   119,066,000    $   99,869,000
    Facility management fees                   587,000              531,000           428,000
    Business services                         (326,000)            (219,000)          203,000
    Depreciation and amortization          (57,658,000)         (39,680,000)      (34,037,000)
    General and administrative              (4,663,000)          (4,320,000)       (3,954,000)
    Interest and dividend income               823,000            2,268,000         5,377,000
    Interest expense                        (5,324,000)          (1,715,000)       (1,481,000)
    Equity in income of joint venture        1,978,000               25,000                 -
    Gain on investment of marketable
       securities                               41,000                8,000         7,849,000
                                            ---------              ------         ----------
Income before gain on disposal of real
estate, discontinued operations, and
  minority interest                       $ 80,181,000      $    75,964,000    $    74,254,000
                                        ==============      ===============    ===============
Revenues are from external customers and no revenues are generated from transactions between segments. No single tenant accounted for more than 10% of the Company’s total revenues. No segment data relative to assets or liabilities is presented since the Company does not evaluate performance based upon the assets or liabilities of the segments. The Company does not believe that historical cost of real estate facilities has any significant bearing upon the performance of the properties.

                                                                                        PS BUSINESS PARKS, INC.
                                                                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                                            DECEMBER 31, 2002
                                                                                         (DOLLARS IN THOUSANDS)
                                                                                             Cost
                                                                                         Capitalized
                                                                                          Subsequent     Gross Amount at Which Carried at
                                                               Initial Cost to Company        to                December 31, 2002
                                                                                         Acquisition
                                                               ------------------------- ------------- -------------------------------------
                                                                                                                                                                       Depreciable
                                                                            Buildings     Buildings                 Buildings                Accumulated   Date           Lives
         Description               Location     Encumbrances     Land          and           and         Land          and         Totals    Depreciation   Acquired     (Years)
                                                                          Improvements   Improvements             Improvements
------------------------------ ---------------- -------------- ---------- -------------- ------------- ---------- -------------- ----------- ------------- ----------- ------------

Overland Park.............     Overland Park, KS$          -         $0            $0             $0         $0            $0          $0             $0    3/17/98       5-30
Produce...................     San Francisco, CA          -         770         1,886             40        776         1,926       2,702            333    3/17/98       5-30
Crenshaw II...............     Torrance, CA               -       2,325         6,069            895      2,318         6,964       9,282          1,507    4/12/97       5-30
Airport...................     San Francisco, CA          -         899         2,387            285        899         2,672       3,571            540    4/12/97       5-30
Christopher Ave...........     Gaithersburg, MD           -         475         1,203            201        475         1,404       1,879            303    4/12/97       5-30
Monterey Park.............     Monterey Park, CA          -       3,078         7,862            569      3,078         8,431      11,509          1,753     1/1/97       5-30
Calle Del Oaks............     Monterey, CA               -         287           706            135        287           841       1,128            200     1/1/97       5-30
Milwaukie I...............     Milwaukie, OR              -       1,125         2,857            643      1,125         3,500       4,625            787     1/1/97       5-30
Edwards Road..............     Cerritos, CA               -         450         1,217            466        450         1,683       2,133            373     1/1/97       5-30
Rainier...................     Renton, WA                 -         330           889            181        330         1,070       1,400            241     1/1/97       5-30
Lusk......................     San Diego, CA              -       1,500         3,738            707      1,500         4,445       5,945            951     1/1/97       5-30
Eisenhower................     Alexandria, VA             -       1,440         3,635            660      1,440         4,295       5,735            885     1/1/97       5-30
McKellips.................     Tempe, AZ                  -         195           522            167        195           689         884            144     1/1/97       5-30
Old Oakland Rd............     San Jose, CA               -       3,458         8,765          1,283      3,458        10,048      13,506          2,058     1/1/97       5-30
Junipero..................     Signal Hill, CA            -         900         2,510            168        900         2,678       3,578            501     1/1/97       5-30
Watson Plaza..............     Lakewood, CA               -         930         2,360            304        930         2,664       3,594            536     1/1/97       5-30
Northgate Blvd............     Sacramento, CA             -       1,710         4,567            997      1,710         5,564       7,274          1,135     1/1/97       5-30
Uplander..................     Culver City, CA            -       3,252         8,157          2,294      3,252        10,451      13,703          2,354     1/1/97       5-30
University................     Tempe, AZ                  -       2,160         5,454          2,068      2,160         7,522       9,682          1,600     1/1/97       5-30
E. 28th Street............     Signal Hill, CA            -       1,500         3,749            490      1,500         4,239       5,739            874     1/1/97       5-30
W. Main...................     Mesa, AZ                   -         675         1,692            849        675         2,541       3,216            485     1/1/97       5-30
S. Edward.................     Tempe, AZ                  -         645         1,653            864        645         2,517       3,162            540     1/1/97       5-30
Leapwood Ave..............     Carson, CA                 -         990         2,496            723        990         3,219       4,209            764     1/1/97       5-30
Downtown Center...........     Nashville, TN              -         660         1,681            626        660         2,307       2,967            526     1/1/97       5-30
Airport South.............     Nashville, TN              -         660         1,657            271        660         1,928       2,588            407     1/1/97       5-30
Great Oaks................     Woodbridge, VA             -       1,350         3,398            579      1,350         3,977       5,327            796     1/1/97       5-30
Ventura Blvd. II..........     Studio City, CA            -         621         1,530            180        621         1,710       2,331            380     1/1/97       5-30
Largo 95..................     Largo, MD                  -       3,085         7,332            475      3,085         7,807      10,892          1,618    9/24/97       5-30
Gunston...................     Lorton, VA                 -       4,146        17,872          1,260      4,146        19,132      23,278          4,763    6/17/98       5-30
Canada....................     Lake Forest, CA            -      5,508         13,785          1,981      5,508        15,766      21,274          2,599    12/23/97      5-30
Ridge Route...............     Laguna Hills, CA           -     16,261         39,559          1,149     16,261        40,708      56,969          7,178    12/23/97      5-30
Lake Forest Commerce Park.     Laguna Hills, CA           -      2,037          5,051          2,653      2,037         7,704       9,741          1,550    12/23/97      5-30
Buena Park Industrial Center   Buena Park, CA             -      3,245          7,703          1,124      3,245         8,827      12,072          1,793    12/23/97      5-30
Cerritos Business Center..     Cerritos, CA               -      4,218         10,273          1,248      4,218        11,521      15,739          2,354    12/23/97      5-30
Parkway Commerce Center...     Hayward, CA                -      4,398         10,433          1,571      4,398        12,004      16,402          2,319    12/23/97      5-30
Northpointe E.............     Sterling, VA               -      1,156          2,957            293      1,156         3,250       4,406            619    12/10/97      5-30
Ammendale.................     Beltsville, MD             -      4,278         18,380          2,611      4,278        20,991      25,269          6,440    1/13/98       5-30
Centrepointe..............     Landover, MD           8,164      3,801         16,708          2,060      3,801        18,768      22,569          5,191    3/20/98       5-30

                                                                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                                            DECEMBER 31, 2002
                                                                                         (DOLLARS IN THOUSANDS)
                                                                                             Cost
                                                                                         Capitalized
                                                                                          Subsequent     Gross Amount at Which Carried at
                                                               Initial Cost to Company        to                December 31, 2002
                                                                                         Acquisition
                                                               ------------------------- ------------- -------------------------------------
                                                                                                                                                                       Depreciable
                                                                            Buildings     Buildings                 Buildings                Accumulated   Date           Lives
         Description               Location     Encumbrances     Land          and           and         Land          and         Totals    Depreciation   Acquired     (Years)
                                                                          Improvements   Improvements             Improvements
------------------------------ ---------------- -------------- ---------- -------------- ------------- ---------- -------------- ----------- ------------- ----------- ------------

Shaw Road.................     Sterling, VA               -      2,969         10,008            941      2,969        10,949      13,918          3,372     3/9/98       5-30
Creekside-Phase 1.........     Beaverton, OR              -      4,519         13,651            869      4,519        14,520      19,039          4,012     5/4/98       5-30
Creekside-Phase 2 Bldg-4..     Beaverton, OR              -        807          2,542            200        807         2,742       3,549            747     5/4/98       5-30
Creekside-Phase 2 Bldg-5..     Beaverton, OR              -        521          1,603             74        521         1,677       2,198            463     5/4/98       5-30
Creekside-Phase 2 Bldg-1..     Beaverton, OR              -      1,326          4,035            209      1,326         4,244       5,570          1,217     5/4/98       5-30
Creekside-Phase 3.........     Beaverton, OR              -      1,353          4,101            333      1,353         4,434       5,787          1,322     5/4/98       5-30
Creekside-Phase 5.........     Beaverton, OR              -      1,741          5,301            745      1,741         6,046       7,787          1,687     5/4/98       5-30
Creekside-Phase 6.........     Beaverton, OR              -      2,616          7,908            629      2,616         8,537      11,153          2,378     5/4/98       5-30
Creekside-Phase 7.........     Beaverton, OR              -      3,293          9,938          1,127      3,293        11,065      14,358          3,119     5/4/98       5-30
Creekside-Phase 8.........     Beaverton, OR              -      1,140          3,644            107      1,140         3,751       4,891          1,004     5/4/98       5-30
Woodside-Phase 1..........     Beaverton, OR              -      2,987          8,982          1,339      2,987        10,321      13,308          2,777     5/4/98       5-30
Woodside-Phase 2 Bldg-6...     Beaverton, OR              -        255            784             84        255           868       1,123            267     5/4/98       5-30
Woodside-Phase 2 Bldg-7&8.     Beaverton, OR              -      2,101          6,386            554      2,101         6,940       9,041          1,906     5/4/98       5-30
Woodside-Sequent 1........     Beaverton, OR              -      2,890          8,672             45      2,890         8,717      11,607          2,418     5/4/98       5-30
Woodside-Sequent 5........     Beaverton, OR              -      3,093          9,279              2      3,093         9,281      12,374          2,575     5/4/98       5-30
Northpointe G.............     Sterling, VA               -        824          2,964            634        824         3,598       4,422            886    6/11/98       5-30
Spectrum 95...............     Landover, MD               -                                                                                                 9/30/98       5-30
Las Plumas................     San Jose, CA               -      4,379         12,889            955      4,379        13,844      18,223          3,587    12/31/98      5-30
Lafayette.................     Chantilly, VA              -        671          4,179            102        671         4,281       4,952            921    01/29/99      5-30
CreeksideVII..............     Beaverton, OR              -        358          3,232             83        358         3,315       3,673            357    04/17/00      5-30
Woodside-Greystone........     Beaverton, OR              -      1,262          6,966          2,417      1,262         9,383      10,645          1,429    7/15/99       5-30
Dulles South..............     Chantilly, VA              -        599          3,098            202        599         3,300       3,899            658    6/30/99       5-30
Sullyfield Circle.........     Chantilly, VA              -        774          3,712            380        774         4,092       4,866            825    6/30/99       5-30
Park East I & II..........     Chantilly, VA          6,067      2,324         10,875            361      2,324        11,236      13,560          2,218    6/30/99       5-30
Park East III.............     Chantilly, VA          6,048      1,527          7,154            388      1,527         7,542       9,069          1,518    6/30/99       5-30
Northpointe Business Center A  Sacramento, CA             -        729          3,324            577        729         3,901       4,630          1,208    7/29/99       5-30
Corporate Park Phoenix....     Phoenix, AZ                -      2,761         10,269            601      2,761        10,870      13,631          1,685    12/30/99      5-30
Santa Clara Technology Park    Santa Clara, CA            -      7,673         15,645            491      7,673        16,136      23,809          2,476    3/28/00       5-30
Corporate Pointe..........     Irvine, CA                 -      6,876         18,519          1,037      6,876        19,556      26,432          2,630    9/22/00       5-30
Lafayette II/Pleasant Valley   Chantilly, VA              -      1,009          9,219          1,127      1,009        10,346      11,355            988    8/15/01       5-30
Rd
Northpointe Business Center B  Sacramento, CA             -        717          3,269            567        717         3,836       4,553            652    7/29/99       5-30
Northpointe Business Center C  Sacramento, CA             -        726          3,313            449        726         3,762       4,488            613    7/29/99       5-30
Northpointe Business Center D  Sacramento, CA             -        427          1,950            214        427         2,164       2,591            350    7/29/99       5-30
Northpointe Business Center E  Sacramento, CA             -        432          1,970             38        432         2,008       2,440            338    7/29/99       5-30
I-95 Building I...........     Springfield, VA            -      1,308          5,790            367      1,308         6,157       7,465            768    12/20/00      5-30
I-95 Building II..........     Springfield, VA            -      1,308          5,790             97      1,308         5,887       7,195            738    12/20/00      5-30
I-95 Building III.........     Springfield, VA            -        919          4,092          1,414        919         5,506       6,425            644    12/20/00      5-30
2700 Prosperity Avenue....     Fairfax, VA                -      3,404          9,883              8      3,404         9,891      13,295            836     6/1/01       5-30
2701 Prosperity Avenue....     Fairfax, VA                -      2,199          6,374              2      2,199         6,376       8,575            539     6/1/01       5-30

                                                                                PS BUSINESS PARKS, INC.
                                                            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                               DECEMBER 31, 2002
                                                                            (DOLLARS IN THOUSANDS)

                                                                                             Cost
                                                                                         Capitalized
                                                                                          Subsequent     Gross Amount at Which Carried at
                                                               Initial Cost to Company        to                December 31, 2002
                                                                                         Acquisition
                                                                                                                                                                       Depreciable
                                                                            Buildings     Buildings                 Buildings                Accumulated   Date           Lives
         Description               Location     Encumbrances     Land          and           and         Land          and         Totals    Depreciation   Acquired     (Years)
                                                                          Improvements   Improvements             Improvements
------------------------------ ---------------- -------------- ---------- -------------- ------------- ---------- -------------- ----------- ------------- ----------- ------------

2710 Prosperity Avenue....     Fairfax, VA                -        969          2,844              5        969         2,849       3,818            244     6/1/01       5-30
2711 Prosperity Avenue....     Fairfax, VA                -      1,047          3,099             62      1,047         3,161       4,208            282     6/1/01       5-30
2720 Prosperity Avenue....     Fairfax, VA                -      1,898          5,502            114      1,898         5,616       7,514            465     6/1/01       5-30
2721 Prosperity Avenue....     Fairfax, VA                -        576          1,673            577        576         2,250       2,826            196     6/1/01       5-30
2730 Prosperity Avenue....     Fairfax, VA                -      3,011          8,841            728      3,011         9,569      12,580            831     6/1/01       5-30
2731 Prosperity Avenue....     Fairfax, VA                -        524          1,521              6        524         1,527       2,051            129     6/1/01       5-30
2740 Prosperity Avenue....     Fairfax, VA                -        890          2,732             28        890         2,760       3,650            264     6/1/01       5-30
2741 Prosperity Avenue....     Fairfax, VA                -        786          2,284            197        786         2,481       3,267            213     6/1/01       5-30
2750 Prosperity Avenue....     Fairfax, VA                -      4,203         12,190            190      4,203        12,380      16,583          1,051     6/1/01       5-30
2751 Prosperity Avenue....     Fairfax, VA                -      3,640         10,632             -4      3,640        10,628      14,268            909     6/1/01       5-30
Woodside Greystone II & III    Beaverton, OR              -      1,558          9,024            287      1,558         9,311      10,869            525    09/30/01      5-30
Greenbrier Court..........     Beaverton, OR              -      2,771          8,403              7      2,771         8,410      11,181            585    11/20/01      5-30
Parkside..................     Beaverton, OR              -      4,348         13,502            597      4,348        14,099      18,447          1,024    11/20/01      5-30
The Atrium................     Beaverton, OR              -      5,535         16,814             48      5,535        16,862      22,397          1,175    11/20/01      5-30
Waterside.................     Beaverton, OR              -      4,045         12,419            231      4,045        12,650      16,695            862    11/20/01      5-30
Ridgeview.................     Beaverton, OR              -      2,478          7,531              8      2,478         7,539      10,017            524    11/20/01      5-30
The Commons...............     Beaverton, OR              -      1,439          4,566            784      1,439         5,350       6,789            386    11/20/01      5-30
Lamar Boulevard...........     Austin, TX                 -      2,528          6,596          2,298      2,528         8,894      11,422          2,064     1/1/97       5-30
N. Barker's Landing.......     Houston, TX                -      1,140          3,003          1,770      1,140         4,773       5,913          1,153     1/1/97       5-30
La Prada..................     Mesquite, TX               -        495          1,235            150        495         1,385       1,880            285     1/1/97       5-30
NW Highway................     Garland, TX                -        480          1,203             83        480         1,286       1,766            265     1/1/97       5-30
Quail Valley..............     Missouri City, TX          -        360            918            117        360         1,035       1,395            213     1/1/97       5-30
Business Parkway I........     Richardson, TX             -        799          3,568            615        799         4,183       4,982          1,128     5/4/98       5-30
The Summit................     Plano, TX                  -      1,536          6,654          1,065      1,536         7,719       9,255          2,406     5/4/98       5-30
Northgate II..............     Dallas, TX                 -      1,274          5,505            893      1,274         6,398       7,672          1,987     5/4/98       5-30
Empire Commerce...........     Dallas, TX                 -        304          1,545            213        304         1,758       2,062            443     5/4/98       5-30
Royal Tech - Digital......     Irving, TX                 -        319          1,393            279        319         1,672       1,991            498     5/4/98       5-30
Royal Tech - Springwood...     Irving, TX                 -        894          3,824            449        894         4,273       5,167          1,233     5/4/98       5-30
Royal Tech - Regent.......     Irving, TX                 -        606          2,615            771        606         3,386       3,992          1,072     5/4/98       5-30
Royal Tech - Bldg 7.......     Irving, TX                 -        246          1,061             15        246         1,076       1,322            288     5/4/98       5-30
Royal Tech - NFTZ.........     Irving, TX                 -      1,517          6,499            489      1,517         6,988       8,505          1,933     5/4/98       5-30
Royal Tech - Olympus......     Irving, TX                 -      1,060          4,531             65      1,060         4,596       5,656          1,243     5/4/98       5-30
Royal Tech - Honeywell....     Irving, TX                 -        548          2,347            172        548         2,519       3,067            719     5/4/98       5-30
Royal Tech - Bldg 12......     Irving, TX                 -      1,466          6,263              8      1,466         6,271       7,737          1,708     5/4/98       5-30
Royal Tech - Bldg 13......     Irving, TX                 -        955          4,080            258        955         4,338       5,293          1,217     5/4/98       5-30
Royal Tech - Bldg 14......     Irving, TX                 -      2,010         10,242            562      2,010        10,804      12,814          2,640     5/4/98       5-30
Royal Tech - Bldg 15......     Irving, TX                 -      1,307          5,600            153      1,307         5,753       7,060          1,561    11/4/98       5-30

                                                                                       PS BUSINESS PARKS, INC.
                                                                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                                            DECEMBER 31, 2002
                                                                                         (DOLLARS IN THOUSANDS)
                                                                                             Cost
                                                                                         Capitalized
                                                                                          Subsequent     Gross Amount at Which Carried at
                                                               Initial Cost to Company        to                December 31, 2002
                                                                                         Acquisition
                                                               ------------------------- ------------- -------------------------------------
                                                                                                                                                                       Depreciable
                                                                            Buildings     Buildings                 Buildings                Accumulated   Date           Lives
         Description               Location     Encumbrances     Land          and           and         Land          and         Totals    Depreciation   Acquired     (Years)
                                                                          Improvements   Improvements             Improvements
------------------------------ ---------------- -------------- ---------- -------------- ------------- ---------- -------------- ----------- ------------- ----------- ------------

Westchase Corporate Park..     Houston, TX                -      2,173          7,338            189      2,173         7,527       9,700          1,237    12/30/99      5-30
Ben White 1...............     Austin, TX                 -        789          3,571             23        789         3,594       4,383            876    12/31/98      5-30
Ben White 5...............     Austin, TX                 -        761          3,444             83        761         3,527       4,288            869    12/31/98      5-30
McKalla 3.................     Austin, TX                 -        662          2,994            252        662         3,246       3,908            793    12/31/98      5-30
McKalla 4.................     Austin, TX                 -        749          3,390             83        749         3,473       4,222            866    12/31/98      5-30
Mopac 6...................     Austin, TX                 -        307          1,390            189        307         1,579       1,886            405    12/31/98      5-30
Waterford A...............     Austin, TX                 -        597          2,752              1        597         2,753       3,350            632    1/06/99       5-30
Waterford B...............     Austin, TX                 -        367          1,672              -        367         1,672       2,039            347    5/20/99       5-30
Waterford C...............     Austin, TX                 -      1,144          5,225             35      1,144         5,260       6,404          1,096    5/20/99       5-30
McNeil 6..................     Austin, TX                 -        437          2,013              -        437         2,013       2,450            462     1/6/9        5-30
Rutland 11................     Austin, TX                 -        325          1,536              -        325         1,536       1,861            347     1/6/99       5-30
Rutland 12................     Austin, TX                 -        535          2,487             54        535         2,541       3,076            608     1/6/99       5-30
Rutland 13................     Austin, TX                 -        469          2,190             30        469         2,220       2,689            515     1/6/99       5-30
Rutland 14................     Austin, TX                 -        535          2,422            115        535         2,537       3,072            636    12/31/98      5-30
Rutland 19................     Austin, TX                 -        158            762            139        158           901       1,059            238     1/6/99       5-30
Royal Tech  - Bldg 16.....     Irving, TX                 -      2,464          2,703          2,017      2,464         4,720       7,184            469     7/1/99       5-30
Royal Tech  - Bldg 17.....     Irving, TX                 -      1,832          6,901          2,109      1,832         9,010      10,842            618    8/15/01       5-30
Monroe Business Center....     Herndon, VA                -      5,926         13,944          2,118      5,926        16,062      21,988          3,845     8/1/97       5-30
Lusk II-R&D...............     San Diego, CA              -      1,077          2,644            146      1,077         2,790       3,867            486    3/17/98       5-30
Lusk II-Office............     San Diego, CA              -      1,230          3,005            705      1,230         3,710       4,940            698    3/17/98       5-30
Norris Cn-Office..........     San Ramon, CA              -      1,486          3,642            660      1,486         4,302       5,788            773    3/17/98       5-30
Northpointe D.............     Sterling, VA               -        787          2,857          1,032        787         3,889       4,676            878    6/11/98       5-30
Monroe II.................     Herndon, VA                -        811          4,967            334        811         5,301       6,112          1,338    1/29/99       5-30
Metro Park I..............     Rockville, MD              -      5,383         15,404             69      5,383        15,473      20,856          1,023    12/27/01      5-30
Metro Park I R&D..........     Rockville, MD              -      5,404         15,748            407      5,404        16,155      21,559          1,094    12/27/01      5-30
Metro Park II.............     Rockville, MD              -      1,223          3,490            149      1,223         3,639       4,862            246    12/27/01      5-30
Metro Park II.............     Rockville, MD              -      2,287          6,533            195      2,287         6,728       9,015            435    12/27/01      5-30
Metro Park III............     Rockville, MD              -      4,555         13,039             58      4,555        13,097      17,652            869    12/27/01      5-30
Metro Park IV.............     Rockville, MD              -      4,188         12,035             60      4,188        12,095      16,283            800    12/27/01      5-30
Metro Park V..............     Rockville, MD              -      9,813         28,214             23      9,813        28,237      38,050          1,867    12/27/01      5-30
Kearny Mesa-Office........     San Diego, CA              -        785          1,933            657        785         2,590       3,375            515    3/17/98       5-30
Kearny Mesa-R&D...........     San Diego, CA              -      2,109          5,156            158      2,109         5,314       7,423            910    3/17/98       5-30
Bren Mar-Office...........     Alexandria, VA             -        572          1,401            887        572         2,288       2,860            527    3/17/98       5-30
Lusk III..................     San Diego, CA              -      1,904          4,662            253      1,904         4,915       6,819            847    3/17/98       5-30
Bren Mar-R&D..............     Alexandria, VA             -      1,625          3,979            170      1,625         4,149       5,774            692    3/17/98       5-30
Alban Road-Office.........     Springfield, VA            -        988          2,418          1,173        988         3,591       4,579            676    3/17/98       5-30
Alban Road-R&D............     Springfield, VA            -        947          2,318            330        948         2,648       3,596            450    3/17/98       5-30
                                                -------------- ---------- -------------- ------------- ---------- -------------- ----------- -------------
                                                    $20,279    $286,301      $886,441        $82,032   $286,301      $968,473    $1,254,774     $177,229
                                                ============== ========== ============== ============= ========== ============== =========== =============