Form 10-Q
period 2003-03-31
PS BUSINESS PARKS INC/CA
filed 2003-05-15
CIK 866368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

[     ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to __________

Commission File Number 1-10709

PS BUSINESS PARKS, INC.

(Exact name of registrant as specified in its charter)

California                                                  95-4300881
  -------------                                                -----------
  (State or Other Jurisdiction                                 (I.R.S. Employer
  of Incorporation)                                            Identification Number)

701 Western Avenue, Glendale, California 91201-2397

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (818) 244-8080

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).

                                Yes X No ____

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2003:

Common Stock, $0.01 par value, 21,272,219 shares outstanding

PS BUSINESS PARKS, INC.

INDEX

PART     I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                         Page

     Condensed   Consolidated   Balance   Sheets  as  of  March  31,  2003  and   December  31,
     2002..........................................................................................    2

     Condensed Consolidated  Statements of Income for the Three Months Ended March 31, 2003 and        3

     Condensed Consolidated Statement of Shareholders' Equity for the Three Months Ended March
     31, 2003......................................................................................    4

     Condensed Consolidated  Statements of Cash Flows for the Three Months Ended March 31, 2003
     and 2002....................................................................................      5

     Notes to Condensed Consolidated Financial Statements.........................................     7

   Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results  of

PART II.  OTHER INFORMATION

PS BUSINESS PARKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,             December 31,
                                                                                        2003                   2002
                                                                                        ----                   ----
                                                                                  (unaudited)
                                                             ASSETS

Cash and cash equivalents.......................................                 $    37,782,000         $    44,812,000
Marketable securities..........................................                        5,285,000               5,278,000

Real estate facilities, at cost:
     Land......................................................                      277,117,000             286,301,000
     Buildings and equipment...................................                      942,126,000             968,473,000
                                                                                     -----------             -----------
                                                                                   1,219,243,000           1,254,774,000
     Accumulated depreciation..................................                     (183,367,000)           (177,229,000)
                                                                                    ------------            ------------
                                                                                   1,035,876,000           1,077,545,000
Property held for disposition, net.............................                       37,563,000                       -
Land held for development......................................                       10,822,000              11,989,000
                                                                                      ----------              ----------
                                                                                   1,084,261,000           1,089,534,000

Investment in joint venture....................................                          553,000               1,057,000
Rent receivable................................................                        2,748,000               1,814,000
Deferred rent receivables......................................                       11,497,000              11,507,000
Intangible assets, net.........................................                          302,000                 378,000
Other assets...................................................                        2,182,000               2,422,000
                                                                                       ---------               ---------
              Total assets.....................................                  $ 1,144,610,000         $ 1,156,802,000
                                                                                 ===============         ===============

                                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued and other liabilities.....................................               $    33,214,000         $    36,902,000
Mortgage notes payable............................................                    20,137,000              20,279,000
Unsecured note payable............................................                    50,000,000              50,000,000
                                                                                      ----------              ----------
         Total liabilities........................................                   103,351,000             107,181,000

Minority interest:
         Preferred units..........................................                   217,750,000             217,750,000
         Common units.............................................                   166,865,000             167,469,000

Shareholders' equity:
   Preferred  stock,  $0.01 par value,  50,000,000  shares  authorized,
     6,833  shares  issued  and  outstanding  at  March  31,  2003  and
     December 31, 2002, respectively.................................                170,813,000             170,813,000

   Common  stock,  $0.01  par  value,  100,000,000  shares  authorized,
     21,272,000 and 21,533,000  shares issued and  outstanding at March
     31, 2003 and December 31, 2002, respectively...............                         213,000                 215,000
   Paid-in capital................................................                   412,769,000             420,372,000
   Cumulative net income..........................................                   242,021,000             232,290,000
   Comprehensive (loss)...........................................                       (18,000)               (260,000)
   Cumulative distributions.......................................                  (169,154,000)           (159,028,000)
                                                                                    ------------            ------------
         Total shareholders' equity...............................                   656,644,000             664,402,000
                                                                                     -----------             -----------
              Total liabilities and shareholders' equity..........               $ 1,144,610,000         $ 1,156,802,000
                                                                                 ===============         ===============

                                                        See accompanying notes.

PS BUSINESS PARKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

                                                                 For the Three Months
                                                                    Ended March 31,
                                                           --------------------------------
                                                                2003               2002
                                                           ---------------------------------
Revenues:
   Rental income.................................         $   48,012,000      $   47,854,000
   Facility management fees primarily from affiliates            185,000             195,000
   Interest and other income.....................                272,000             311,000
                                                                 -------             -------
                                                              48,469,000          48,360,000
Expenses:
  Cost of operations.............................             13,300,000          12,941,000
  Cost of facility management....................                 37,000              45,000
  Depreciation and amortization..................             13,685,000          13,399,000
  General and administrative.....................              1,054,000           1,312,000
   Interest expense..............................              1,002,000           1,551,000
                                                               ---------           ---------
                                                              29,078,000          29,248,000
                                                              ----------          ----------
Income before discontinued operations and
   minority interest............................              19,391,000          19,112,000
                                                              ----------          ----------

Discontinued Operations:
  Income from discontinued operations............              1,226,000           1,026,000
  Gain on disposition of real estate.............                      -           5,366,000
  Impairment charge on properties held for sale..             (5,907,000)                  -
  Equity in income of discontinued joint venture               1,796,000              42,000
                                                               ---------              ------
Net income/ (loss) from discontinued operations               (2,885,000)          6,434,000
                                                              ----------           ---------

Income before minority interest..................             16,506,000          25,546,000

  Minority interest in income - preferred units..             (4,810,000)         (4,412,000)
  Minority interest in income - common units.....             (1,965,000)         (4,432,000)
                                                              ----------          ----------
Net income.......................................         $    9,731,000      $   16,702,000
                                                          ==============      ==============

Net income allocation:
  Allocable to preferred shareholders............         $    3,928,000      $    3,617,000
  Allocable to common shareholders...............              5,803,000          13,085,000
                                                               ---------          ----------
                                                          $    9,731,000      $   16,702,000

Net income per common share - basic:
  Continuing operations..........................        $         0.37       $         0.39
  Discontinued operations........................        $        (0.10)      $         0.22
                                                         --------------       --------------
                                                         $         0.27       $         0.61
Net income per common share - diluted:
   Continuing operations..............................             0.37                0.38
   Discontinued operations...........................             (0.10)               0.22
                                                         --------------        ------------
                                                         $         0.27       $        0.60
                                                         ==============       =============
Weighted average common shares outstanding:
  Basic..........................................            21,374,000          21,543,000
                                                             ==========          ==========
  Diluted........................................            21,520,000          21,736,000
                                                             ==========          ==========

See accompanying notes.

PS BUSINESS PARKS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(Unaudited)

                                                           Preferred Stock                  Common Stock              Paid-in
                                                       Shares          Amount          Shares          Amount         Capital
                                                      --------    -------------      ----------   ------------   --------------
Balances at December 31, 2002.................          6,833     $ 170,813,000      21,531,419   $    215,000   $  420,372,000

       Repurchase of common stock.............                                         (261,200)        (2,000)      (8,117,000)
       Issuance of stock......................              -                -            2,000              -           64,000
        Unrealized gain (loss)
 on marketable securities.........              -                -                -              -                -
        Net income............................              -                -                -              -                -
        Distributions paid:
            Preferred stock...................              -                -                -              -                -
            Common stock......................              -                -                -              -                -
        Adjustment  to reflect  minority  interest
          to underlying ownership interest....              -                -                -              -          450,000
                                                        -------  -------------       ----------   ------------   --------------
Balances at March 31, 2003...................           6,833    $ 170,813,000       21,272,219   $    213,000   $  412,769,000

                                                                             Other                                   Total
                                                        Cumulative       Comprehensive         Cumulative        Shareholders'
                                                        Net Income            Loss           Distributions          Equity
                                                     -------------         ----------       ---------------      -------------
Balances at December 31, 2002.................       $ 232,290,000          (260,000)       $ (159,028,000)     $  664,402,000

       Repurchase of common stock.............                   -                 -                     -          (8,119,000)
       Issuance of stock......................                   -                 -                     -              64,000
        Unrealized gain (loss)
           on marketable securities..........                    -           242,000                     -             242,000
       Net income............................            9,731,000                 -                     -           9,731,000
        Distributions paid:
            Preferred stock...................                   -                 -            (3,928,000)         (3,928,000)
            Common stock......................                   -                 -            (6,198,000)         (6,198,000)
        Adjustment  to reflect  minority  interest
          to underlying ownership interest....                   -                 -                    -              450,000
                                                      -------------        ----------       ---------------     --------------
Balances at March 31, 2003....................        $ 242,021,000        $  (18,000)      $  (169,154,000)    $  656,644,000
                                                      =============        ==========       ===============     ==============

See accompanying notes.

PS BUSINESS PARKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                    For the Three Months
                                                                                      Ended March 31,
                                                                            -------------------------------------
                                                                                    2003                  2002
                                                                            -------------------------------------
Cash flows from operating activities:
   Net income.......................................................        $     9,731,000       $    16,702,000
   Adjustments  to  reconcile  net  income  to net  cash  provided  by operating activities:
       Equity income of joint venture...............................             (1,796,000)              (42,000)
       Gain on disposition of properties............................                      -            (5,366,000)
       Impairment charge on properties held for sale................              5,907,000                     -
       Depreciation and amortization expense........................             13,685,000            13,978,000
       Minority interest in income..................................              6,775,000             8,844,000
       Increase in receivables and other assets.....................             (1,329,000)           (1,671,000)
       Increase (decrease) in accrued and other liabilities.........             (3,772,000)            5,338,000
                                                                                 ----------             ---------
            Total adjustments.......................................             19,470,000            21,081,000
                                                                                 ----------            ----------
         Net cash provided by operating activities..................             29,201,000            37,783,000
                                                                                 ----------            ----------

Cash flows from investing activities:
           Proceeds from liquidation of investments in marketable
       securities...................................................                250,000             3,207,000
       Acquisition of real estate facilities........................             (7,817,000)                    -
       Proceeds from note receivable................................                      -             7,250,000
       Capital improvements to real estate facilities...............             (5,255,000)           (5,815,000)
       Development of real estate facilities........................               (393,000)           (2,228,000)
           Distribution from investment in joint venture..................        2,300,000                     -
                                                                                  ---------            ----------
         Net cash provided by (used in) investing activities........   (10,915,000)            2,414,000
                                                                                -----------             ---------

Cash flows from financing activities:
       Proceeds from unsecured notes payable........................                      -            50,000,000
       Principal payments on mortgage notes payable.................               (142,000)           (2,005,000)
       Repayment of borrowings from an affiliate....................                      -           (35,000,000)
       Net proceeds from the issuance of preferred stock............                      -            48,326,000
       Exercise of stock options....................................                      -               226,000
       Repurchase of common stock...................................             (8,119,000)                    -
       Distributions paid to preferred shareholders.................             (3,928,000)           (3,617,000)
       Distributions paid to minority interests - preferred units...             (4,810,000)           (4,412,000)
       Distributions paid to common shareholders....................             (6,198,000)           (9,479,000)
       Distributions paid to minority interests - common units......             (2,119,000)           (3,214,000)
                                                                                 ----------            ----------
        Net cash provided by (used in) financing activities........             (25,316,000)           40,825,000
                                                                                -----------            ----------

Net increase (decrease) in cash and cash equivalents................             (7,030,000)           81,022,000

Cash and cash equivalents at the beginning of the period............             44,812,000             3,076,000
                                                                                 ----------             ---------
Cash and cash equivalents at the end of the period..................        $    37,782,000       $    84,098,000
                                                                            ===============       ===============

See accompanying notes.

PS BUSINESS PARKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                For the Three Months Ended March 31,
                                                                ------------------------------------
                                                                         2003               2002
                                                                ------------------------------------
Supplemental schedule of non cash investing and financing
   activities:

Adjustment  to  reflect  minority  interest  to  underlying
  ownership interest:
        Minority interest - common units...................         $ (450,000)       $ (370,000)
        Paid-in capital....................................            450,000           370,000

Unrealized gain/loss:
        Marketable securities and interest rate SWAP.......            242,000            18,000
        Other comprehensive loss (income)..................           (242,000)          (18,000)

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

1.     Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of March 31, 2003, PSB owned approximately 75% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units were owned by Public Storage, Inc. (“PSI”) and its affiliated entities. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of March 31, 2003, the Company owned and operated approximately 14.5 million net rentable square feet of commercial space located in eight states. The Company also managed approximately 1.5 million net rentable square feet on behalf of PSI and its affiliated entities, third party owners and a joint venture in which the Company held a 25% ownership interest (See Note 2).

2.     Summary of significant accounting policies

         Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133, as amended by SFAS 138). The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

In July, 2002, the Partnership entered into an interest rate swap agreement, which is accounted for as a cash flow hedge, to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $50,000,000 of debt through July, 2004 effectively changes the interest rate exposure from floating rate to a fixed rate of 4.46%. Market gains and losses on the value of the swap are deferred and included in income over the life of the swap or related debt. For the three months ended March 31, 2003, the transaction was determined to be an effective hedge. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received.

Net interest differentials to be paid or received related to this contract were accrued as incurred or earned. Included in comprehensive income is $1,109,000 in unrealized loss related to the interest rate swap as of March 31, 2003. Upon termination of the contract, the related balance in comprehensive income is recognized into income or expense in the period the contract matures or is terminated.

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

         Marketable securities

Marketable securities are classified as “available-for-sale” in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments are reflected on the balance sheet at fair market value based upon the quoted market price. Comprehensive loss at March 31, 2003 of approximately $18,000 represents $1,109,000 in unrealized loss from the Company’s interest rate swap contract partially offset by unrealized gains of $1,091,000 from investments in marketable securities. These items are excluded from earnings and reported in a separate component of shareholders’ equity.

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

Interest cost and property taxes incurred during the period of construction of real estate facilities are capitalized. The Company capitalized none and $144,000 of interest expense during the three months ended March 31, 2003 and 2002, respectively.

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

During 2002, the joint venture sold eight of the buildings totaling approximately 170,000 square feet. The Company recognized gains of approximately $861,000 on the disposition of these eight buildings. In addition, the Company’s interest in cash distributions from the joint venture increased from 25% to 50% as a result of the joint venture meeting its performance measures. Therefore, the Company recognized additional income of $1,008,000 in 2002. As of December 31, 2002, the joint venture held six buildings totaling 124,000 square feet. During January, 2003, five of the remaining six buildings were sold and the Company recognized gains of approximately $1.1 million as a result of these sales and additional income of approximately $700,000 for the three months ended March 31, 2003. At March 31, 2003, one building remained with approximately 29,000 square feet which was sold in April, 2003. The Company will recognize a gain of approximately $300,000 and additional income of approximately $200,000 during the second quarter of 2003.

The Company’s investment is accounted for under the equity method in accordance with APB 18, “Equity Method of Accounting for Investments.” In accordance with APB 18, the Company’s share of the debt is netted against its share of the assets in determining the investment in the joint venture and is not included in the Company’s total liabilities. The accounting policies of the joint venture are consistent with the Company’s accounting policies.

Summarized below is financial data for the joint venture as of March 31, 2003.

                                                                        For the three months ended March 31,
                                                                              2003                  2002
                                                                     --------------------- --------------------

           Total revenues..........................................   $          51,000     $         462,000
           Gain on sale of real estate.............................           2,884,000                     -
           Cost of operations......................................              72,000               128,000
           Depreciation and amortization...........................                   -                79,000
           Interest and other expenses.............................               1,000                97,000
                                                                                  -----                ------
             Total expenses........................................              73,000               304,000
                                                                                 ------               -------
             Net income............................................   $       2,880,000     $         158,000
                                                                      =================     =================
    ----------------------------------------------------------------------------------------------------------
                                                                              March 31,           December 31,
                                                                               2003                  2002
                                                                     --------------------- -------------------

           Real estate held for disposition, net...................   $       1,432,000     $       5,992,000
           Total assets............................................           1,773,000             6,731,000

           Notes payable...........................................              51,000             2,551,000
           Total liabilities.......................................             368,000             3,908,000
           Partners' capital.......................................           1,406,000             2,823,000

           The Company's investment................................   $         553,000     $       1,057,000
                                                                      =================     =================
At March 31, 2003, the joint venture had a variable rate mortgage obligation of approximately $51,000 bearing interest at 5.45%, which was guaranteed by the Company. After the April disposition, the mortgage balance was paid in full.

         Intangible assets

Intangible assets consist of property management contracts for properties managed, but not owned, by the Company. The intangible assets are being amortized over seven years. Intangible assets are net of accumulated amortization of $1,855,000 and $1,779,000 at March 31, 2003 and December 31, 2002, respectively.

        Evaluation of asset impairment

The Company evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition. Assets held for disposition are reported at the lower of their carrying amount or fair value, less cost of disposition. At March 31, 2003, the Company identified certain assets, classified as properties held for disposition, that were impaired. As a result, the Company recognized an impairment loss of $5.9 million. See note 3.

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

The Company disposed of a property in San Diego for approximately $9 million in November 2001 and deferred a gain of $5,366,000 which was later recognized in 2002 when the buyer of the property obtained third party financing for the property and substantially paid off its note to the Company. The note receivable balance was paid in full during 2002.

        General and administrative expense

General and administrative expense includes executive compensation, office expense, professional fees, state income taxes, cost of acquisition personnel, cost of the business services program, and other such administrative items.

         Related party transactions

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services, which are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled approximately $85,000 for each of the three month periods ended March 31, 2003 and 2002. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $140,000 and $141,000 for the three months ended March 31, 2003 and 2002, respectively. In addition, the Company combines its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation (“Stor-Re”). Stor-Re provides limited property and liability insurance to the Company at commercially competitive rates. The Company and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re’s limitations.

         Income taxes

The Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REIT’s are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organizational and operating requirements to maintain its REIT status during 2002 and intends to continue to meet such requirements for 2003. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

        Net income per common share

Per share amounts are computed using the number of weighted average common shares outstanding. “Diluted” weighted average common shares outstanding includes the dilutive effect of stock options under the treasury stock method. “Basic” weighted average common shares outstanding excludes such effect. Earnings per share have been calculated as follows:

                                                                             For the Three Months
                                                                                 Ended March 31,
                                                                        -------------------------------
                                                                             2003              2002
                                                                        -------------------------------

    Net income allocable to common shareholders.....................   $     5,803,000  $    13,085,000
                                                                       ===============  ===============
    Weighted average common shares outstanding:

        Basic weighted average common shares outstanding.............       21,374,000       21,543,000
        Net  effect of  dilutive  stock  options - based on  treasury
          stock method using average market price....................          146,000          193,000
                                                                               -------          -------
        Diluted weighted average common shares outstanding...........       21,520,000       21,736,000
                                                                            ==========       ==========

     Basic earnings per common share.................................  $          0.27   $         0.61
                                                                       ===============   ==============
     Diluted earnings per common share...............................  $          0.27   $         0.60
                                                                       ===============   ==============

         Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements for 2002 in order to conform to the 2003 presentation.

3.     Real estate facilities

        The activity in real estate facilities for the three months ended March 31, 2003 is as follows:

                                                                                 Accumulated
                                                Land            Buildings        Depreciation          Total
                                           --------------   ---------------     --------------   ---------------
     Balances at December 31, 2002......   $  286,301,000   $   968,473,000     $(177,229,000)   $1,077,545,000
     Acquisition of real estate.........          548,000         7,577,000                 -         8,125,000
     Developed projects.................                -           393,000                 -           393,000
     Capital improvements...............                -         5,043,000                 -         5,043,000
     Depreciation expense...............                -                 -       (13,610,000)      (13,610,000)
     Transfer to properties held
          for disposition ..............       (9,732,000)      (39,360,000)        7,472,000       (41,620,000)
                                               ----------       -----------         ---------       -----------
     Balances at March 31, 2003.........   $   277,117,000   $  942,126,000     $(183,367,000)   $1,035,876,000
                                           ===============   ==============     =============     ==============
During the three months ended March 31, 2003, the Company incurred $393,000 in development costs, primarily first generation leasing costs on developed properties, which is included in land held for development.

One property located in Lakewood, California and five office and flex buildings with a 3.5 acre parcel of land in Beaverton, Oregon have been identified as not meeting the Company’s ongoing investment strategy and have each been designated as a property held for disposition at March 31, 2003. The sale of the Lakewood property was completed early in the second quarter with net proceeds of approximately $6.4 million. The Beaverton properties are under contract to be sold with estimated proceeds of approximately $34.5 million. A gain on the Lakewood properties of $3.3 million will be recognized in the second quarter. An impairment loss of $5.9 million based on the estimated proceeds from the disposition of the Beaverton, Oregon properties was recognized in the first quarter of 2003. The following summarizes the condensed results of operations of the properties held for disposition at March 31, 2003 and properties sold during 2002, which are also included in the condensed consolidated statements of income:

                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                        ----------------------------------------
                                                                              2003                     2002
                                                                        ----------------------------------------
        Rental income.............................................   $       1,534,000         $       2,490,000
        Cost of operations........................................             308,000                   885,000
        Depreciation expense......................................                   -                   579,000
                                                                     =================         =================
        Net operating income......................................   $       1,226,000         $       1,026,000
                                                                     =================         =================

4.    Leasing activity

The Company leases space in its real estate facilities to tenants under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues excluding recovery of expenses as of March 31, 2003 under these leases are as follows:

                              2003 (April - December).............         $  126,412,000
                              2004................................            139,517,000
                              2005................................            104,791,000
                              2006................................             68,054,000
                              2007................................             45,762,000
                              Thereafter..........................             86,486,000
                                                                               ----------
                                                                           $  571,022,000
                                                                           ==============
In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $6,446,000 and $6,704,000 for the three months ended March 31, 2003 and 2002, respectively. These amounts are included as rental income and cost of operations in the accompanying condensed consolidated statements of income.

Leases for approximately 4% of the leased square footage are subject to termination options which includes leases for approximately 2% of the leased square footage exercisable through December 31, 2003. In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

5.    Bank Loans

In October 2002, the Company extended its unsecured line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.65% to LIBOR plus 1.25% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee of 0.25% of the borrowing limit. The Company had nothing drawn on its line of credit at March 31, 2003 and December 31, 2002.

The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.50 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively, (iii) maintain a minimum total shareholders’ equity (as defined) and (iv) limit distributions to 95% of funds from operations (as defined) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company’s unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at March 31, 2003.

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

The unsecured note requires the Company to meet covenants that are substantially the same as the covenants in the Credit Facility. The Company was in compliance with the note covenants at March 31, 2003.

6.     Mortgage notes payable

     Mortgage notes consist of the following:                                    March 31,         December 31,
                                                                                   2003                2002
                                                                             ---------------     ---------------
     7.050% mortgage note,  principal and interest  payable  monthly,  due
          May 2006......................................................      $    8,109,000     $     8,164,000
     8.190% mortgage note,  principal and interest  payable  monthly,  due
          March 2007....................................................           6,010,000           6,067,000
     7.290% mortgage note,  principal and interest  payable  monthly,  due
          February 2009.................................................           6,018,000           6,048,000
                                                                             ---------------    ----------------
                                                                             $    20,137,000     $    20,279,000
                                                                             ===============     ===============

        At March 31, 2003, approximate principal maturities of mortgage notes payable are as follows:

                              2003 (April - December).............         $      444,000
                              2004................................                631,000
                              2005................................                680,000
                              2006................................              7,890,000
                              2007................................              5,169,000
                              Thereafter..........................              5,323,000
                                                                                ---------
                                                                           $   20,137,000
                                                                           ==============

7.    Minority interests

Common partnership units

The Company presents the accounts of PSB and the Operating Partnership on a consolidated basis. Ownership interests in the Operating Partnership, other than PSB’s interest, are classified as minority interest in the consolidated financial statements. Minority interest in income consists of the minority interests’ share of the consolidated operating results.

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

At March 31, 2003, there were 7,305,355 common units owned by PSI and affiliated entities and which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at March 31, 2003, the minority interest units would convert into approximately 25.5% of the common shares outstanding. Combined with PSI’s common stock ownership of 19.0% on a fully converted basis, PSI has a combined ownership of 44.5% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests’ equity in the Company.

         Preferred partnership units

Through the Operating Partnership, the Company has issued the following preferred units in separate private placement transactions:

            Date of Issuance         Call Date           Series          Face Value          Preferred
                                                                                          Distribution Rate
           --------------------- -------------------- ---------------- ----------------- --------------------

           April, 1999               April, 2004         Series B       $   12,750,000         8 7/8%
           September, 1999         September, 2004       Series C           80,000,000         8 3/4%
           September, 2001         September, 2006       Series E           53,000,000         9 1/4%
           October, 2002            October, 2007        Series G           20,000,000        7 19/20%
           September, 1999         September, 2004       Series X           40,000,000         8 7/8%
           July, 2000                July, 2005          Series Y           12,000,000         8 7/8%
                                                                            ----------
                                                                 $ 217,750,000
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

9.    Shareholders’ equity

         Preferred stock

        As of March 31, 2003 and December 31, 2002, the Company had the following series of preferred stock outstanding:

                                                  March 31, 2003                        December 31, 2002
                                        -------------------------------------- --------------------------------------
                                        Shares Outstanding     Carrying Amount        Shares         Carrying Amount
         Series        Dividend Rate                                                Outstanding
     --------------- ------------------ ------------------- ------------------ ------------------ -------------------

        Series A          9.250%                   2,199         $  54,962,500          2,199          $   54,962,500

        Series D          9.500%                   2,634         $  65,580,000          2,634          $   65,850,000

        Series F          8.750%                   2,000         $  50,000,000          2,000           $  50,000,000
                                                   -----         -------------          -----           -------------
                                                   6,833         $ 170,812,500          6,833           $ 170,812,500
                                                   =====         =============          =====           =============
Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At March 31, 2003, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the following dates: Series A — April 30, 2004, Series D — May 10, 2006 and Series F – January 28, 2007. On or after the respective dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends.

The Company paid $3,928,000 and $3,617,000 in distributions to its preferred shareholders for the three months ended March 31, 2003 and 2002, respectively.

         Common Stock

The Company’s Board of Directors has authorized the repurchase from time to time of up to 4,500,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. During the three months ended March 31, 2003, the Company has repurchased 261,200 shares of common stock at an aggregate cost of approximately $8,119,000 (average cost of $31.08 per share). Since the inception of the program (March 2000), the Company has repurchased an aggregate total of 2,652,195 shares of common stock and common operating partner unit at an aggregate cost of approximately $70,693,600 (average cost of $26.65 per share).

The Company paid $6,198,000 ($0.29 per common share) and $9,479,000 ($0.44 per common share) in distributions to its common shareholders for the three months ended March 31, 2003 and 2002, respectively. The amount paid during the first quarter of 2002 included a special dividend of $3,231,000 ($0.15 per common share) declared in 2001. Pursuant to restrictions imposed by the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

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

10.    Commitments and Contingencies

The Company currently is neither subject to any other material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business. Management believes that these items will not have a material adverse impact on the Company’s condensed consolidated financial position or results of operations.

11.    Stock Based Compensation

Until December 31, 2001, the Company elected to adopt the disclosure requirements of FAS 123 but continued to account for stock-based compensation under APB 25. Effective January 1, 2002, the Company adopted the Fair Value Method of accounting for stock options. As required by the transition requirements of FAS 123 as amended by FAS 148, the Company will recognize compensation expense in the income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002, but continue to disclose the pro-forma impact of utilizing the Fair Value Method on stock options issued prior to January 1, 2002. As a result, included in the Company’s income statement for the three months ended March 31, 2003 is approximately $85,000 in stock option compensation expense related to options granted after January 1, 2002.

The weighted average grant date fair value of the options for 2003 was $4.56. Had compensation cost for the Plan for options granted prior to December 31, 2001 been determined based on the fair value at the grant date for awards under the Plan consistent with the method prescribed by SFAS No. 123, the Company’s pro forma net income available to common shareholders would have been:

                                                                        For the three months ended
                                                                                  March 31,
                                                                    --------------------------------
                                                                          2003              2002
                                                                    --------------------------------
  Net income allocable to common shareholders, as reported......   $    5,803,000    $   13,085,000
  Deduct:  Total stock-based employee compensation expense
          determined under fair value based method of all awards          200,000           200,000
                                                                          -------           -------
  Net income allocable to common shareholders, as adjusted......   $    5,603,000    $   12,885,000
                                                                   ==============    ==============

  Earnings per share:
                Basic as reported...............................   $         0.27    $         0.61
                                                                   ==============    ==============
                Basic as adjusted ..............................   $         0.26    $         0.60
                                                                   ==============    ==============

                Diluted as reported.............................   $         0.27    $         0.60
                                                                   ==============    ==============
                Diluted as adjusted.............................   $         0.26    $         0.59
                                                                   ==============    ==============
For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2002; dividend yield of 3.7% and 3.4%; expected volatility of 15.4%; expected lives of five years; and risk-free interest rates of 4.3% and 4.6%. The pro forma effect on net income allocable to common shareholders during the three months ended March 31, 2003, and 2002, may not be representative of the pro forma effect on net income allocable to common shareholders in future years.

During 2003 and 2002, the Company also granted 21,000 and 34,750 restricted stock units, respectively, to employees under the Plan. At March 31, 2003, 101,000 restricted stock units were outstanding. The restricted stock units were granted at a zero exercise price. The fair market value of the restricted stock units at the date of grant ranged from $24.02 to $34.74 per restricted stock unit. The restricted stock units issued prior to August, 2002 (88,000 units) are subject to a five-year vesting schedule, at 30% in year three, 30% in year four and 40% in year five. Restricted stock issued subsequent to August, 2002 (33,000 units) are subject to a six year vesting schedule, none in year one and 20% for each of the next five years. Compensation expense of $97,000 and $90,000 was recognized during the three months ended March 31, 2003 and 2002, respectively. No restricted stock units were converted to common stock.

In March 2003, the Board of Directors approved the 2003 Stock Option and Incentive Plan covering 1,500,000 shares of PSB’s common stock. Shareholders approved adoption of this plan in May, 2003.

12.    Subsequent Events

In May 2003, the Company entered into a contract to acquire an office park containing 437,000 square feet, in Santa Ana, California for approximately $46 million. The Company is currently performing due diligence procedures. There can be no assurance that the transaction will be completed.

In addition, during May, 2003, the Company entered into a contract to sell five buildings (totaling 342,000 square feet) and a 3.5 acre parcel of land in Beaverton, Oregon for estimated net proceeds of $34.5 million. The Company recognized an impairment loss related to this disposition of $5.9 million. See Note 3. There can be no assurance that this transaction will be completed or that the net proceeds will be realized.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Forward-Looking Statements: Forward-looking statements are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Item 2A. Risk Factors.” In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Overview

        Critical Accounting Policies and Estimates: Our significant accounting policies are described in Note 2 to the condensed consolidated financial statements included in this Form 10-Q. We believe our most critical accounting policies relate to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, capitalization of real estate facilities, depreciation, accrual of operating expenses, accruals for contingencies, and qualifications as a REIT – Income tax expense, each of which we discuss below.

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

Impairment of Long-Lived Assets: The Company evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying amount. Our long-lived assets consist primarily of our investments in real estate. The fair value of our investments in real estate depends on the future cash flows from operations of the properties. If the estimated future cash flow of the property results in a determination that the fair value is less than our carrying value, an impairment may be recognized. As of March 31, 2003, the Company does not consider any of its long-lived assets held for continuing operations to be impaired. During the three months ended March 31, 2003 the Company recognized an impairment loss of $5.9 million on properties the Company determined would be held for sale.

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

Qualification as a REIT – Income Tax Expense: We believe that we have been organized and operated, and we intend to continue to operate, as a qualifying REIT under the Internal Revenue Code and applicable state laws. A qualifying REIT generally does not pay corporate level income taxes on its taxable income that is distributed to its shareholders, and accordingly, we do not pay or record as an expense, income tax on the share of our taxable income that is distributed to shareholders.

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

        Effect of Economic Conditions on the Company’s Operations: During 2002 and continuing into 2003, the Company has been affected by the slowdown in economic activity in the United States in most of its primary markets. These effects were exacerbated by the terrorist attacks of September 11, 2001, and the related aftermath including geopolitical uncertainty and war with Iraq. These effects include a decline in occupancy rates and a reduction in market rates throughout the portfolio, slower than expected lease-up of the Company’s development properties, lower interest rates on invested cash and a rise in insurance costs.

        The reduction in occupancies and market rental rates has been the result of several factors related to general economic conditions. There are more businesses contracting than expanding, more businesses failing than starting-up and general uncertainty for businesses, resulting in slower decision-making and requests for shorter-term leases. There is also more competing vacant space including substantial amounts of sub-lease space in many of the Company’s markets. Many of the Company’s properties have lower vacancy rates than the average rates for the markets in which they are located; consequently, the Company may have difficulty in maintaining its occupancy rates as leases expire. An extended economic slowdown will put additional downward pressure on occupancies and market rental rates. The economic slowdown and the abundance of space alternatives available to customers has led to pressure for greater rent concessions, more generous tenant improvement allowances and higher broker commissions.

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

        The Company’s two development properties were 63% leased in the aggregate as of March 31, 2003, but they have not been leased as rapidly as the Company had anticipated. The development properties consist of a 141,000 square foot flex development in Northern Virginia that was 88% leased, and a 97,000 square foot development in the Beaverton submarket of Portland, Oregon that was 26% leased. The development in Beaverton, 0regon is under contract to be sold and is included in discontinued operations.

        Effect of Economic Conditions on the Company’s Primary Markets: The Company has concentrated its operations in seven major markets. Each of these markets has been affected by the slowdown in economic activity. The Company’s overall view of these markets is summarized below as of March 31, 2003. For purposes of market occupancy statistics, the Company has compiled these statistics using broker reports for these respective markets. These sources are deemed to be reliable by the Company, but there can be no assurance that these reports are accurate.

        The Company owns approximately 2.0 million square feet in the Beaverton sub market of Portland, Oregon. Leasing activity slowed dramatically during 2002 and continues to be slow in 2003, the vacancy rate in this market is 26%. On the supply side, the Company does not believe significant new construction starts will occur in 2003. The Company’s vacancy rate is 16.7%.

        The Company owns approximately 1.5 million square feet in Northern California with a concentration in South San Francisco, Santa Clara and San Jose. The vacancy rates in these submarkets stand at 12%, 25% and 20%, respectively, or more throughout most of the Bay Area. Market rental rates dropped dramatically in 2002 and continue to decrease. The Company’s vacancy rate is 4.1%.

        The Company owns approximately 3.1 million square feet in Southern California. This is one of the most stable markets in the country but continues to experience slowing. Vacancy rates have increased throughout Southern California for flex, industrial and office space, ranging from 16% to 19% for office and less than 7% for industrial, depending on sub-markets and product type. The rental rates for the Company’s properties have dropped slightly. The Company’s vacancy is 2.9%.

        The Company owns approximately 0.8 million square feet in Austin, Texas. This market experienced a dramatic increase in office and flex vacancy, both running at 19% and 23%, respectively. One half of the office vacancy is due to sub-lease space. Construction deliveries of office and flex space continue to add to the vacancy rate resulting in downward pressure on rental rates. The Company’s vacancy rate is 10.3%.

        The Company owns approximately 2.0 million square feet in Northern Texas. The vacancy rate in Las Colinas, where most of the Company’s properties are concentrated, has risen to over 25% for office and 18% for industrial flex. Over the 12 months ended December 31, 2002, the number of new properties constructed has decreased, virtually no new construction has commenced and very little pre-leasing of space has occurred. The Company believes that any such new construction will cause vacancy rates to rise. Leasing activity has slowed overall and sub-leasing is continuing to increase in the Telecom Corridor. The Company’s vacancy rate is 7.7%.

        The Company owns approximately 2.6 million square feet in Northern Virginia, where the vacancy rate is 18% as of December 31, 2002. Vacancy rates have risen to over 25% in the sub-markets in the western technology corridor, such as Herndon, Chantilly and Sterling, primarily as a result of the decline in the technology sector. The Company’s vacancy rate is 5.9%.

        The Company owns approximately 1.6 million square feet in Maryland. The Company expects that the business of the GSA, defense contractors and the biotech industry will continue to grow in 2003. With most 2003 construction deliveries pre-leased, the Company expects that the vacancy rate, currently at 12% will remain flat or decline. The Company’s vacancy rate is approximately 11.4%.

        Growth of the Company’s Operations: During 2002 and 2003, the Company has focused on maximizing cash flow from its existing core portfolio of properties, seeking to expand its presence in existing markets through strategic acquisitions and developments and strengthening its balance sheet, primarily through the issuance of preferred stock/units. The Company has historically maintained low debt and overall leverage levels, including preferred stock/units, which should give it the flexibility for future growth without the issuance of additional common stock.

        During the first quarter of 2003, the Company completed the acquisition of Westwood Business Park, containing 113,000 square feet of flex space in the Farmer’s Branch submarket of Dallas, Texas for $7.9 million. During 2002, the Company did not complete any acquisitions. The Company plans to continue to seek to build its presence in existing markets by acquiring high quality facilities in selected markets. The Company targets properties (i) with below market rents which may offer it growth in rental rates above market averages and (ii) which offer the Company the ability to achieve economies of scale resulting in more efficient operations.

        During the first quarter of 2003, the Company identified a property in Lakewood, California with 55,000 square feet and five office and flex buildings with a 3.5 acre parcel of land in Beaverton, Oregon with 342,000 square feet that did not meet its ongoing investment strategy. The sale of Lakewood, California was completed early in the second quarter of 2003 with net proceeds of approximately $6.4 million. The Beaverton properties are under contract to be sold with estimated proceeds of $34.5 million. A gain on the Lakewood properties of $3.3 million will be recognized in the second quarter. An impairment loss of $5.9 million based on the estimated proceeds from the disposition of the Beaverton, Oregon properties was recognized in the first quarter of 2003. In 2002, the Company sold four properties totaling 386,000 square feet. The Company exited the San Antonio, Texas and Overland Park, Kansas markets. In addition, the Company sold a property located in Landover, Maryland that no longer met the Company’s investment criteria. Net proceeds from the sales were approximately $23.1 million and the Company recognized a net gain of $2.7 million. In addition, during the first quarter of 2002, the Company recognized $5.4 million of deferred gain from a sale completed in 2001.

        Through a joint venture with an institutional investor, the Company held a 25% equity interest in an industrial park in the City of Industry, submarket of Los Angeles County. Initially the joint venture consisted of 14 buildings totaling 294,000 square feet. During 2002, the joint venture sold eight of the buildings totaling approximately 170,000 square feet. The Company recognized gains of approximately $861,000 on the disposition of these eight buildings. In addition, the Company’s interest in cash distributions from the joint venture increased from 25% to 50% as a result of meeting its performance measures. Therefore, the Company recognized additional income of $1,008,000. As of December 31, 2002, the joint venture held six buildings totaling 124,000 square feet. During January, 2003, five of the remaining six buildings were sold and the Company recognized gains of approximately $1.1 million as a result of these sales and additional income of approximately $700,000 in the first quarter of 2003. During April, 2003 the joint venture sold the remaining building with approximately 29,000 square feet. During the second quarter of 2003, the Company expects to recognize a gain of $300,000 and additional income of $200,000.

Results of Operations

        Results of Operations: Net income for the three months ended March 31, 2003 was $9,731,000 compared to $16,702,000 for the same period in 2002. Net income allocable to common shareholders (net income less preferred stock dividends) for the three months ended March 31, 2003 was $5,803,000 compared to $13,085,000 for the same period in 2002. Net income per common share on a diluted basis was $0.27 for the three months ended March 31, 2003 compared to $0.60 for the same period in 2002 (based on weighted average diluted common shares outstanding of 21,520,000 and 21,736,000 at March 31, 2003 and March 31, 2002, respectively). Net income allocable to shareholders in the first quarter of 2003 included a net loss from discontinued operations of $2.9 million, or ($0.10) per common share. This was primarily due to an impairment loss of $5.9 million, partially offset by equity in income of discontinued joint venture. Net income allocable to common shareholders in the first quarter of 2002 included recognizing a deferred gain on the disposal of a property of $5.4 million or $0.19 per common share.

        The Company’s property operations account for almost all of the net operating income earned by the Company. Net operating income (NOI) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. The key components of NOI are “rental income” less “cost of operations” excluding the effects of the straight-line adjustment and depreciation. The following table presents the operating results of the properties for the three months ended March 31, 2003 and 2002 in addition to other income and expense items affecting income from continuing operations:

                                                                           Three Months Ended
                                                                               March 31,
                                                                    ---------------------------------
                                                                             2003             2002           Change
                                                                    -----------------------------------------------
Rental income:
"Same Park" facilities (14.1 million net rentable square feet)      $    46,802,000      $  46,619,000          0.4%
Other facilities (.4 million net rentable square feet)......                615,000            289,000        113.0%
                                                                            -------            -------        -----
Rental income before straight-line rent adjustment..........             47,417,000         46,908,000          1.1%
Straight line rent adjustment:
"Same Park" facilities......................................                582,000            931,000        (37.5%)
Other facilities............................................                 13,000             15,000         (0.13%)
                                                                             ------             ------         -----
Total rental income.........................................       $    48,012,000      $  47,854,000          0.3%
                                                                    ===============      =============          ===
Cost of operations (excluding depreciation):
"Same Park" facilities......................................        $    13,119,000      $  12,778,000          2.7%
Other facilities............................................                181,000            163,000          1.1%
                                                                            -------            -------          ---
Total cost of operations (excluding depreciation)...........        $    13,300,000      $  12,941,000          2.8%
                                                                    ===============      =============          ===
Net operating income (rental income less cost of operations) (1):
"Same Park" facilities (2)..................................        $    33,683,000      $  33,841,000         (0.5%)
Other facilities............................................                434,000            126,000        244.4%
                                                                            -------           -------          -----
Total net operating income before straight line rent adjustment          34,117,000         33,967,000          0.5%
Straight line rent adjustment...............................                595,000            946,000        (37.1%)
                                                                            -------            -------        -----
Total net operating income..................................       $    34,712,000      $  34,913,000         (0.6%)
                                                                       ------------       ------------         ----
Income (Loss):
Facility management fees, net...............................        $       148,000      $    150,000          (1.3%)
Interest and other income...................................                272,000           311,000         (12.5%)
Expenses:
Depreciation and amortization...............................             13,685,000        13,399,000           2.1%
General and administrative..................................              1,054,000         1,312,000         (19.7%)
Interest expense............................................              1,002,000         1,551,000         (35.4%)
                                                                          ---------         ---------         -----
Income before gain on disposal of real estate, discontinued
     operations and minority interest.......................        $    19,391,000      $ 19,112,000           1.5%
                                                                    ===============      ============           ===
"Same Park" Gross margin(3).................................               72.0%             72.6%          (0.6%)
"Same Park" Weighted average for period:
     Occupancy..............................................                  92.7%             95.1%          (2.5%)
     Annualized realized rent per square foot(4)............        $        14.54       $      14.12           3.0%
(1)	Net operating income (NOI) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. The key components of NOI are “rental income” less “cost of operations” excluding the effects of the straight-line adjustment and depreciation. The Company breaks out “Same Park” operations to provide information regarding trends for properties the Company has held for the periods being compared.

(2)	See “Supplemental Property Data and Trends” below for a definition of “Same Park” facilities.

(3)	Gross margin is computed by dividing property net operating income by rental income before the straight line rent adjustment.

(4)	Realized rent per square foot represents the actual revenues earned per occupied square foot.

        Concentration of Portfolio by Region: Rental income and rental income less cost of operations or net operating income prior to depreciation and the straight-line rent adjustment (defined as “NOI” for purposes of the following tables) are summarized for the three months ended March 31, 2003 by major geographic region below. Note that the Company excludes the effects of depreciation and straight-line rent adjustment in the calculation of NOI because the table below is designed to illustrate the concentration of value of the portfolio in the respective regions. The effects of depreciation and the straight-line rent adjustment are generally not considered when determining value in the real estate industry. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with generally accepted accounting principles. Below the table of rental income and NOI based on geographical concentration is a reconciliation to the most comparable amounts determined based on generally accepted accounting principles.

                                                                      Rental
                                        Square        Percent         Income       Percent        NOI       Percent
          Region                       Footage        of Total        (000's)     of Total      (000's)    of Total
--------------------------------      ---------       --------     ----------     --------    ---------    ---------
Southern California                   3,120,000        22.1%       $   10,391        21.9%    $   7,712       22.6%
Northern California                   1,497,000        10.6%            5,103        10.8%        3,946       11.6%
Southern Texas                          831,000         5.9%            2,170         4.6%        1,473        4.3%
Northern Texas                        2,063,000        14.6%            5,365        11.3%        3,849       11.3%
Virginia                              2,621,000        18.5%           10,568        22.3%        7,203       21.1%
Maryland                              1,646,000        11.6%            6,545        13.8%        4,677       13.7%
Oregon                                1,630,000        11.5%            5,613        11.8%        4,222       12.4%
Other                                   735,000         5.2%            1,662         3.5%        1,035        3.0%
                                        -------         ---             -----         ---         -----        ---
Subtotal                             14,143,000       100.0%           47,417       100.0%       34,117      100.0%
                                     ----------       -----            ------       -----        ------      -----
Add:  Straight line rent adjustment                                       595                       595
                                                                          ---                       ---
Less:  Depreciation expense                                                NA                   (13,610)
                                                                       ------                   -------
Total based on generally accepted accounting principles            $   48,012                 $  21,102
                                                                   ==========                 =========

        Supplemental Property Data and Trends: In order to evaluate the performance of the Company’s overall portfolio, management analyzes the operating performance of a consistent group of properties constituting 13.9 million net rentable square feet (“Same Park” facilities). The Company currently has owned and operated them for the comparable periods. These properties do not include properties that have been acquired or sold during 2003 and 2002. The “Same Park” facilities represent approximately 99% of the weighted average square footage of the Company’s portfolio for 2003.

        The following table summarizes the pre-depreciation historical operating results of the “Same Park” facilities excluding the effects of accounting for rental revenues on a straight-line basis for the three months ended March 31, 2003 and 2002. The Company excludes the effect of depreciation and straight-line rent accounting because these non-cash accounts have the effect of smoothing earnings and masking trends in operating results. Below the table is a reconciliation to the most comparable amount, determined based on generally accepted accounting principles.

        The following tables summarize the “Same Park” operating results by major geographic region for the three months ended March 31, 2003 and 2002:

                                 Revenues        Revenues     Increase            NOI              NOI        Increase
Region                             2003            2002       (Decrease)         2003             2002        (Decrease)
--------------------------    -----------     -----------     ----------   ------------    -------------      ----------
Southern California.......    $10,391,000     $10,213,000        1.7%      $  7,712,000    $   7,681,000        0.4%
Northern California.......      5,103,000       5,166,000       (1.2%)        3,946,000        3,951,000       (0.1%)
Austin, Texas.............      2,170,000       2,190,000       (0.9%)        1,473,000        1,382,000        6.6%
Northern Texas............      5,170,000       5,331,000       (3.0%)        3,679,000        3,792,000       (3.0%)
Virginia..................     10,160,000       9,440,000        7.6%         6,936,000        6,659,000        4.2%
Maryland..................      6,545,000       6,400,000        2.3%         4,677,000        4,553,000        2.7%
Oregon....................      5,600,000       6,276,000      (10.8%)        4,225,000        4,994,000      (15.4%)
Other.....................      1,663,000       1,603,000        3.6%         1,035,000          829,000       24.8%
                                ---------       ---------        ---          ---------          -------       ----
                            $  46,802,000     $46,619,000        0.4%      $ 33,683,000     $ 33,841,000       (0.5%)
                            -------------     -----------        ---       ------------     ------------       ----
Add:  Straight line rent
   Adjustment                     582,000         931,000      (33.7%)          582,000          931,000      (33.7%)
Less:  Depreciation
   expense                             NA              NA          NA       (13,581,000)    (13,188,000)       (0.1%)
                              -----------     -----------       -----       -----------     -----------        ----
Total based on generally
accepted accounting
principles                  $  47,384,000      $47,550,000      (0.3%)    $  20,684,000     $ 21,584,000       (1.5%)
                            =============      ===========      =====     =============     ============       =====

         Southern California

This region includes San Diego, Orange County and Los Angeles County. The increase in revenues and NOI are the result of this market being the most stable market in the country during 2003 with a diverse economy that felt only modest effects of the technology slump. Weighted average occupancies have decreased from 97.8% for the first three months in 2002 to 97.1% for the first three months in 2003. Realized rent per foot has increased 2.5% from $13.39 per foot for the first three months in 2002 to $13.72 per foot for the first three months in 2003.

         Northern California

This region includes San Jose, San Francisco and Sacramento, including 1,025,000 square feet in the Silicon Valley, a market that has been devastated by the technology slump. The Company benefited from the early renewal of large leases in its Silicon Valley portfolio and relative strength in the Sacramento market. Weighted average occupancies have outperformed the market and decreased from 96.8% for the first three months in 2002 to 95.9% for the first three months in 2003. Realized rent per foot has decreased 0.4% from $14.28 per foot for the first three months in 2002 compared to $14.22 per foot for the first three months in 2003.

         Austin, Texas

This region was among the hardest hit due to the technology slump and the Company’s operating results are showing the effects of sharply reduced market rental rates, higher vacancies and business failures. Weighted average occupancies have decreased slightly from 89.9% for the first three months in 2002 to 89.7% for the first three months in 2003. Realized rent per foot has decreased 0.4% from $11.70 per foot for the first three months in 2002 to $11.65 per foot for the first three months in 2003.

         Northern Texas

This region includes Dallas and Houston. The Company’s portfolio has felt the effects of the slowdown in the telecommunications industry, which has been partially offset by the relative strength in the Houston portfolio. Weighted average occupancies have decreased from 95.6% for the first three months in 2002 to 92.3% for the first three months in 2003. Realized rent per foot has increased 0.4% from $11.43 per foot for the first three months in 2002 to $11.48 per foot for the first three months in 2003.

         Virginia

The Virginia region includes all major Northern Virginia submarkets surrounding the Washington D.C. metropolitan area. Virginia has been negatively impacted in the Chantilly and Herndon submarkets as a result of the technology and telecommunications industry slowdown. Other submarkets have been positively impacted by increased federal government spending on defense. Weighted average occupancies has increased from 92.5% for the first three months in 2002 to 94.9% for the first three months in 2003. Realized rent per foot have increased 5.0% from $16.45 per foot for the first three months in 2002 to $17.27 per foot for the first three months in 2003.

         Maryland

The Maryland region consists primarily of facilities in Prince Georges County and Montgomery County. These markets were relatively stable. Weighted average occupancies have decreased from 95.9% for the first three months in 2002 to 88.6% for the first three months in 2003. Realized rent per foot has increased 10.8% from $16.22 per foot for the first three months in 2002 to $17.95 per foot for the first three months in 2003.

         Oregon

The Oregon region from a “Same Park” perspective consists primarily of three business parks in the Beaverton submarket of Portland. Oregon has been one of the markets hardest hit by the technology slowdown. The full effect of this slowdown has begun to take effect in 2003 with lease terminations and expirations resulting in significant declines in rental revenue. Weighted average occupancies have decreased from 96.0% for the first three months in 2002 to 84.2% for the first three months in 2003. Realized rent per foot has increased 1.5% from $16.25 per foot for the first three months in 2002 to $16.50 per foot for the first three months in 2003.

        Facility Management Operations: The Company’s facility management accounts for a small portion of the Company’s net income. During the three months ended March 31, 2003, $148,000 in net income was recognized from facility management operations compared to $150,000 for the same period in 2002.

        Interest and Other Income: Interest and other income reflects earnings on cash balances and dividends on marketable securities in addition to miscellaneous income items. Interest income was $178,000 for the three months ended March 31, 2003 compared to $241,000 for the same period in 2002. The decrease is attributable to lower interest rates. Average cash balances and effective interest rates for the three months ended March 31, 2003 were approximately $44 million and 1.6% compared to $30 million and 3.2% for the same period in 2002.

        Cost of Operations: Cost of operations for the three months ended March 31, 2003 was $13,300,000 compared to $12,941,000 for the same period in 2002. The increase is due primarily to snow removal costs in and around the Washington D.C. area. Cost of operations as a percentage of rental income is slightly higher at 28.0% in 2003 compared to 27.6% in 2002.

        Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended March 31, 2003 was $13,685,000 compared to $13,399,000 for the same period in 2002. The increase is primarily due to depreciation expense on real estate facilities developed during 2002.

        General and Administrative Expense: General and administrative expense was $1,054,000 for the three months ended March 31, 2003 compared to $1,312,000 for the same period in 2002. Included in general and administrative costs are acquisition costs, and costs related to the business services program. Business services related costs were $ 33,000 and $ 176,000 for the three months ended March 31, 2003 and 2002 respectively. Acquisition expenses were $138,000 and $163,000 for the three months ended March 31, 2003 and 2002, respectively.

        Interest Expense: Interest expense was $1,002,000 for the three months ended March 31, 2003 compared to $1,551,000 for the same period in 2002. The decrease is primarily attributable to reduced debt balances in 2003 due primarily to the repayment of short-term debt during 2002 through the use of retained cash, and proceeds from the issuance of preferred stock and units. Interest expense of none and $144,000 was capitalized as part of building costs associated with properties under development during the three months ended March 31, 2003 and 2002, respectively.

        Gain on Disposition of Real Estate: Gain on sale of real estate was $5,366,000 for the three months ended March 31, 2002, compared to none in the first three months of 2003. The Company disposed of a property in San Diego for approximately $9 million in November 2001 and deferred a gain of $5,366,000 which was later recognized in 2002 when the buyer of the property obtained third party financing for the property and paid off its note to the Company.

        Impairment Charge on Properties Held for Sale: Impairment charge on properties held for sale was $5,907,000 for the three months ended March 31, 2003 and none for the three months ended March 31, 2002. The impairment loss is specific to five office and flex buildings, and a 3.5 acre parcel of land in Beaverton, Oregon that are under contract for sale.

        Equity Income of Discontinued Joint Venture: Equity income of discontinued joint venture reflects the Company’s share of net income from its joint venture. Equity income of discontinued joint venture was $1,796,000 for the three months ended March 31, 2003 compared to $42,000 for the same period in 2002. The increase is due to the gain on sale of five of the remaining six buildings in the joint venture of $1,076,000 and additional income for meeting performance measures of $720,000. During April, 2003 the joint venture sold the remaining building with approximately 29,000 square feet. During the second quarter of 2003, the Company expects to recognize a gain of $300,000 and additional income of $200,000.

        Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $6,775,000 ($4,810,000 allocated to preferred unitholders and $1,965,000 allocated to common unitholders) for the three months ended March 31, 2003 compared to $8,844,000 ($4,412,000 allocated to preferred unitholders and $4,432,000 allocated to common unitholders) for the same period in 2002. The decrease in minority interest in income is due primarily to lower earnings at the Operating Partnership level offset by the issuance of preferred operating units in 2002.

Liquidity and Capital Resources

        Net cash provided by operating activities for the three months ended March 31, 2003 and 2002 was $29,201,000 and $37,783,000, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements and debt service requirements and to maintain the current level of distributions to shareholders in addition to providing additional returned cash for future growth, debt repayment, and stock repurchase. The table further illustrates the remaining amount of funds available for adding to the value of the Company either through investment or repayment of debt after distribution to shareholders.

        The following table summarizes the Company’s cash flow from operating activities:

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                           -------------------------------
                                                                               2003              2002
                                                                           -------------------------------
Net income..........................................................       $  9,731,000      $ 16,702,000
Equity income of joint venture......................................         (1,796,000)          (42,000)
Gain on disposal of properties......................................                  -        (5,366,000)
Impairment charge on properties held for sale.......................          5,907,000                 -
Depreciation and amortization.......................................         13,685,000        13,978,000
Minority interest in income.........................................          6,775,000         8,844,000
Change in working capital...........................................         (5,101,000)        3,667,000
                                                                             ----------         ---------
Net cash provided by operating activities...........................         29,201,000        37,783,000

Maintenance capital expenditures....................................           (573,000)         (842,000)
Tenant improvements.................................................         (2,885,000)       (2,163,000)
Capitalized lease commissions.......................................         (1,029,000)         (858,000)
                                                                             ----------          --------
Funds available for distributions to shareholders, minority interests,
  acquisitions and other corporate purposes.........................         24,714,000        33,920,000

Cash distributions to shareholders and minority interests...........        (17,055,000)      (20,722,000)
                                                                            -----------       -----------
Excess funds available for principal payments on debt, investments in
  real estate and other corporate purposes..........................     $    7,659,000    $   13,198,000
                                                                         ==============    ==============

        The Company’s capital structure is characterized by a low level of leverage. As of March 31, 2003, the Company had three fixed rate mortgage notes payable totaling $20,137,000, which represented 2.0% of its total capitalization (based on book value, including minority interest and debt). The weighted average interest rate for the mortgage notes is 7.50%. The Company estimates that approximately 2.0% of its properties, in terms of value are encumbered. The Company also has a seven year $50 million term loan agreement with Fleet National Bank. The note bears interest at LIBOR plus 1.45% and is due on February 20, 2009. In July, 2002, the Company entered into an interest swap transaction which had the effect of fixing the rate on the term loan through July, 2004 at 4.46% per annum.

        The following table outlines upcoming cash flows due to contractual commitments in connection with the Company’s mortgage notes and term loan which have a weighted average interest rate of 5.73% and an average maturity of 5.7 years. At March 31, 2003, approximate principal maturities of mortgage notes and term loan payables are as follows:

                              2003................................         $      444,000
                              2004................................                631,000
                              2005................................                680,000
                              2006................................              7,890,000
                              2007................................              5,169,000
                              Thereafter..........................             55,323,000
                                                                               ----------
                                                                           $   70,137,000
                                                                           ==============

        The Company’s funding strategy is to use permanent capital, including common and preferred stock, and internally generated retained cash flows. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its Credit Facility. The Company targets a leverage ratio of 40% (defined as debt and preferred equity as a percentage of market capitalization). In addition, the Company targets a ratio of Funds from Operations (“FFO”) to combined fixed charges and preferred distributions of 3.0 to 1.0. As of March 31, 2003, the leverage ratio was 35% and the FFO to fixed charges and preferred distributions coverage ratio was 3.7 to 1.0 for the three months ended March 31, 2003.

        In October 2002, the Company extended its Credit Facility with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.65% to LIBOR plus 1.25% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee of up to 0.25% of the borrowing limit. As of March 31, 2003, there was no balance outstanding on the Credit Facility.

        Funds from Operations: FFO is defined as net income, computed in accordance with generally accepted accounting principles (“GAAP”), before depreciation, amortization, minority interest in income and extraordinary or non-recurring items. FFO is presented because the Company considers FFO to be a useful measure of the operating performance of a REIT which, together with net income and cash flows, provides investors with a basis to evaluate the operating and cash flow performances of a REIT. FFO does not represent net income or cash flows from operations as defined by GAAP. FFO does not take into consideration scheduled principal payments on debt or capital improvements. The Company believes that in order to facilitate a clear understanding of the Company’s operating results, FFO should be analyzed in conjunction with net income as presented in the Company’s consolidated financial statements included elsewhere in this Form 10-Q. Accordingly, FFO is not necessarily a substitute for cash flow or net income as a measure of liquidity or operating performance or ability to make acquisitions and capital improvements or ability to make distributions or debt principal payments.

        Also, FFO as computed and disclosed by the Company, though computed in conformity with the National Association of Real Estate Investment Trusts’ definition, may not be comparable to FFO computed and disclosed by other REITs. FFO for the Company is computed as follows:

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                           -------------------------------
                                                                               2003              2002
                                                                           -------------------------------
Net income allocable to common shareholders........................       $   5,803,000     $  13,085,000
  Less:  Gain on investment in marketable securities...............                   -           (25,000)
  Less:  Gain on disposition of real estate........................                   -        (5,366,000)
  Less:  Equity income from sale of joint venture properties.......          (1,076,000)                -
  Impairment charge for properties held for sale...................           5,907,000                 -
  Depreciation and amortization....................................          13,685,000        13,978,000
  Depreciation from joint venture..................................                   -            20,000
  Minority interest in income - common units.......................           1,965,000         4,432,000
                                                                              ---------         ---------
Consolidated FFO allocable to common shareholders and minority
interests..........................................................          26,284,000        26,124,000
FFO allocated to common minority interest - common units...........          (6,661,000)       (6,366,000)
                                                                             ----------        ----------
FFO allocated to common shareholders...............................      $   19,623,000    $   19,758,000
                                                                         ==============    ==============

        Capital Expenditures: On a recurring annual basis, the Company expects to expend between $0.90 and $1.40 per square foot in recurring capital expenditures ($13-$20 million based on square footage at March 31, 2003). During 2002, however, the Company incurred $22.1 million in recurring capital expenditures or $1.53 per-weighted average square foot. This amount was higher than the Company expects to incur on a recurring basis due to more generous tenant improvement allowances and higher broker commissions resulting from soft market conditions. The Company expects these conditions to continue or worsen through 2003 and recurring capital expenditures could reach $2 per square foot or approximately $29 million. The Company expects to make $26 million in additional capital expenditures in 2003. These investments include recurring capital expenditures of $19 million, improvements to bring acquired properties up to the Company’s standards of $1 million, first generation tenant improvements and leasing commissions on development properties of $2 million and the renovation of properties totaling $3 million. During the three months ended March 31, 2003, the Company incurred approximately $5.7 million in capital expenditures. These included $4.5 million in maintenance capital expenditures, tenant improvements and capitalized leasing commissions, $0.2 million to bring acquired properties up to the Company’s standards, $0.4 million in first generation tenant improvements and leasing commissions on developed properties and $0.6 million property renovations.

        Stock Repurchase: The Company’s Board of Directors has authorized the repurchase from time to time of up to 4,500,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. From January 1, 2003 through March 31, 2003, the Company repurchased 261,200 shares at an aggregate cost of approximately $8,119,000 or $31.08 per share. Since the inception of the program (March 2000), the Company has repurchased an aggregate total of 2,621,711 shares of common stock and 30,484 common units in its operating partnership at an aggregate cost of approximately $70.7 million (average cost of $26.65 per share/unit).

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

        Related Party Transactions: At March 31, 2003, PSI owns 25% of the outstanding shares of the Company’s common stock (44% upon conversion of its interest in the Operating Partnership) and 25% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Ronald L. Havner, Jr., the Company’s chairman and chief executive officer, is also the vice-chairman, chief executive officer and a director of PSI. The portion of his compensation allocated to the Company is reviewed and approved by the Company’s Compensation Committee.

        Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services. These costs totaled approximately $85,000 for each of the three months ended March 31, 2003 and 2002 and are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $140,000 and $141,000 for the three months ended March 31, 2003, and 2002, respectively. In addition, the Company combines its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation (“Stor-Re”). Stor-Re provides limited property and liability insurance to the Company at commercially competitive rates. The Company and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re’s limitations.

ITEM 2A. RISK FACTORS

        In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating our company and our business.

PSI has significant influence over us.

        PSI owns a substantial number of our shares and of the units of our operating partnership: At March 31, 2003, PSI and its affiliates owned 25% of the outstanding shares of our common stock (44.5% upon conversion of its interest in our operating partnership) and 25% of the outstanding common units of our operating partnership (100% of the common units not owned by us). Consequently, PSI has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the operating partnership. In addition, PSI’s ownership may make it more difficult for another party to take over our company without PSI’s approval.

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

        Before 2007, we may not sell 12 specified properties representing 8.8% of the Company’s square footage without PSI’s approval. Since PSI would be taxed on a sale of these properties, the interests of PSI and our other shareholders may differ as to the best time to sell.

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

        Our cash flow would be reduced if our predecessor failed to qualify as a REIT: For us to qualify to be taxed as a REIT, our predecessor, American Office Park Properties, also needed to qualify to be taxed as a REIT. We believe American Office Park Properties qualified as a REIT beginning in 1997 until its March 1998 merger with us. If it is determined that it did not qualify as a REIT, we could also lose our REIT qualification. Before 1997, our predecessor was a taxable corporation and, to qualify as a REIT, was required to distribute all of its cumulative retained profits before the end of 1996. Because a determination of the precise amount of profits retained by a company over a sustained period of time is very difficult, there is some risk that not all of American Office Park Properties’ profits were so distributed. While we believe American Office Park Properties qualified as a REIT since 1997, we did not obtain an opinion of an outside expert at the time of its merger with us.

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

        During 2002 and 2003, we were affected by the slowdown in economic activity in the United States in most of its primary markets. These effects were exacerbated by the terrorist attacks of September 11, 2001, the related aftermath, geopolitical events, and the war on Iraq. These effects included a decline in occupancy rates and a reduction in market rates throughout the portfolio, slower than expected lease-up of our development properties, lower interest rates on invested cash and higher insurance costs. An extended economic slowdown will put additional downward pressure on occupancies and market rental rates and may lead to pressure for greater rent concessions, or generous tenant improvement allowances and higher broker commissions.

        We may encounter significant delays in reletting vacant space, resulting in losses of income: When leases expire, we will incur expenses and we may not be able to release the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. Our properties as of March 31, 2003 generally have lower vacancy rates than the average for the markets in which they are located, and leases for 32% of our space expire in 2002 or 2003 (leases for 53% of the space occupied by small tenants expire in such years). While we have estimated our cost of renewing leases that expire in 2003, our estimates could be wrong. If we are unable to release space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.

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

        We may be affected by the Americans with Disabilities Act: The Americans with Disabilities Act of 1990 requires that access and use by disabled persons of all public accommodations and commercial properties be facilitated. Existing commercial properties must be made accessible to disabled persons. While we have not estimated the cost of complying with this act, we do not believe the cost will be material. We have an ongoing program to bring our properties into what we believe is compliance with the American with Disabilities Act of 1990.

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

We may invest in marketable securities without shareholders approval.

        We have and may continue to invest in marketable securities. These marketable securities could decline in value and could adversely affect our net income or the price of our common stock.

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

We depend on key personnel.

        We depend on our executive officers, including Ronald L. Havner, Jr., our chief executive officer and Joseph D. Russell, Jr. our president. The loss of Mr. Havner, Mr. Russell, or other executive officers could adversely affect our operations. We maintain no key person insurance on our executive officers.

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

President Bush’s proposed tax cut could adversely affect the price of our stock.

        President Bush has proposed a tax reduction package that would, among other things, substantially reduce or eliminate the taxation of dividends paid by corporations other than REITs. If the double taxation of corporate dividends were to be eliminated or reduced, certain of the relative tax advantage of being a REIT would be eliminated or reduced, which may have an adverse effect on the price of our stock. This adverse effect may take place prior to the adoption of any tax cut based upon the market’s perception of the likelihood of implementation of such a provision.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At March 31, 2003, the Company’s debt as a percentage of shareholders’ equity (based on book values) was 7%.

        The Company’s market risk sensitive instruments include mortgage notes payable and the Company’s term loan which total $20,137,000 and $50,000,000, respectively, at March 31, 2003. All of the Company’s mortgage notes payable bear interest at fixed rates. For the term loan, the Company entered into an interest rate swap transaction which had the effect of fixing the note on the term loan for two years (through July, 2004) at 4.46%. See Note 6 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable as of March 31, 2003. Based on borrowing rates currently available to the Company, the carrying amount of debt approximates fair value.

ITEM 4. CONTROLS AND PROCEDURES

    (a)        Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

    (b)        Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On January 10, 2003, the Company issued 2,000 shares of common stock to Joseph D. Russell, Jr., president of the Company, as a bonus under his employment agreement for services rendered during 2002. The shares were issued in reliance on Section 4(2) under the Securities Act of 1933. Mr. Russell represented that he was acquiring the shares for investment and not for resale.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

10 *	Offer Letter/ Employment Agreement, dated September 6, 2002, between the Company and Joseph D. Russell, Jr.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract

(b)     Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2003

PS BUSINESS PARKS, INC.

BY:/s/ Jack Corrigan
Jack Corrigan
Vice President and Chief Financial Officer
(Principal Financial Officer)

CERTIFICATIONS

I, Ronald L. Havner, Jr., Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PS Business Parks, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ Ronald L. Havner, Jr.
Ronald L. Havner, Jr.
Chief Executive Officer

I, Jack Corrigan, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PS Business Parks, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ Jack CorriganJack
CorriganChief
Financial Officer

EXHIBIT INDEX

Exhibit 10	Offer Letter/ Employment Agreement, dated September 6, 2002, between the Company and Joseph D. Russell, Jr.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges

Exhibit 99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.