Form 10-Q
period 2003-06-30
PS BUSINESS PARKS INC/CA
filed 2003-08-14
CIK 866368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 1-10709

PS BUSINESS PARKS, INC.

(Exact name of registrant as specified in its charter)

California (State or Other Jurisdiction of Incorporation)	95-4300881 (I.R.S. Employer Identification Number)

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

Yes X No ____

Number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2003:

Common Stock, $0.01 par value, 21,347,218 shares outstanding

PS BUSINESS PARKS, INC.

INDEX

                                                                                                              Page
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002.......................     2

     Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2003 and 2002.     3

PART II.  OTHER INFORMATION

PS BUSINESS PARKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,             December 31,
                                                                                      2003                   2002
                                                                                   ---------             -----------
                                                                                  (unaudited)
                                                          ASSETS

Cash and cash equivalents......................................                 $     24,611,000        $    44,812,000
Marketable securities..........................................                                -               5,278,000

Real estate facilities, at cost:
     Land......................................................                      285,595,000             286,301,000
     Buildings and equipment...................................                      983,004,000             968,473,000
                                                                                     -----------             -----------
                                                                                   1,268,599,000           1,254,774,000
     Accumulated depreciation..................................                     (196,323,000)           (177,229,000)
                                                                                    ------------            ------------
                                                                                   1,072,276,000           1,077,545,000
Property held for disposition, net.............................                       35,232,000                       -
Land held for development......................................                       10,125,000              11,989,000
                                                                                      ----------              ----------
                                                                                   1,117,633,000           1,089,534,000

Investment in joint venture....................................                          214,000               1,057,000
Rent receivable................................................                        1,636,000               1,814,000
Deferred rent receivables......................................                       11,369,000              11,507,000
Intangible assets, net.........................................                          227,000                 378,000
Other assets...................................................                        2,140,000               2,422,000
                                                                                       ---------               ---------
              Total assets.....................................                  $ 1,157,830,000         $ 1,156,802,000

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued and other liabilities........................................            $    36,689,000         $    36,902,000
Mortgage notes payable...............................................                 19,992,000              20,279,000
Unsecured note payable...............................................                 50,000,000              50,000,000
                                                                                      ----------              ----------
         Total liabilities...........................................                106,681,000             107,181,000

Minority interest:
         Preferred units.............................................                217,750,000             217,750,000
         Common units................................................                169,192,000             167,469,000

Shareholders' equity:
   Preferred  stock,  $0.01 par value,  50,000,000  shares  authorized,
     6,826 and 6,833  shares  issued and  outstanding  at June 30, 2003
     and December 31, 2002, respectively........................                170,630,000             170,813,000
   Common  stock,  $0.01  par  value,  100,000,000  shares  authorized,
     21,347,000  and 21,531,000 shares issued and  outstanding at June
     30, 2003 and December 31, 2002, respectively....................                    213,000                 215,000
   Paid-in capital...................................................                414,724,000             420,372,000
   Cumulative net income.............................................                258,937,000             232,290,000
   Comprehensive (loss)..............................................                 (1,026,000)               (260,000)
   Cumulative distributions..........................................               (179,271,000)           (159,028,000)
                                                                                    ------------            ------------
         Total shareholders' equity..................................                664,207,000             664,402,000
                                                                                     -----------             -----------
              Total liabilities and shareholders' equity.............            $ 1,157,830,000          $1,156,802,000
                                                                                 ===============          ==============

PS BUSINESS PARKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

                                                               For the Three Months                    For the Six Months
                                                                  Ended June 30,                         Ended June 30,
                                                             ------------------------               ------------------------
                                                             2003                2002               2003                2002
                                                            -----               -----              -----               ------
Revenues:
   Rental income.................................     $    47,667,000      $   48,211,000       $  95,853,000      $  95,850,000
   Facility management fees primarily from
     affiliates..................................             190,000             191,000             384,000            386,000
   Gain on sale of marketable equity securities..           2,043,000                   -           2,043,000             25,000
   Interest and other income.....................             553,000             383,000             826,000            669,000
                                                              -------             -------             -------            -------
                                                           50,453,000          48,785,000          99,106,000         96,930,000
                                                           ----------          ----------          ----------         ----------
Expenses:
  Cost of operations.............................          12,747,000          12,749,000          26,060,000         25,498,000
  Cost of facility management....................              37,000              45,000              74,000             90,000
  Depreciation and amortization..................          14,170,000          13,651,000          27,804,000         26,972,000
  General and administrative.....................           1,399,000           1,180,000           2,452,000          2,492,000
   Interest expense..............................             998,000           1,432,000           2,000,000          2,983,000
                                                              -------           ---------           ---------          ---------
                                                           29,351,000          29,057,000          58,390,000         58,035,000
                                                           ----------          ----------          ----------         ----------

Income before discontinued operations and minority
interest.........................................          21,102,000          19,728,000          40,716,000         38,895,000
                                                           ----------          ----------          ----------         ----------
Discontinued operations:
  Income from discontinued operations............           1,085,000           1,180,000           2,089,000          2,152,000
  Impairment charge on properties held for sale..                   -                   -          (5,907,000)                 -
  Gain on disposition of real estate.............           3,484,000                   -           3,484,000          5,366,000
  Equity income of discontinued joint
   venture.......................................             500,000             207,000           2,296,000            249,000
                                                              -------             -------           ---------            -------
Net income from discontinued operations..........           5,069,000           1,387,000           1,962,000          7,767,000
                                                            ---------           ---------           ---------          ---------

Income before minority interest..................          26,171,000          21,115,000          42,678,000         46,662,000

  Minority interest in income - preferred units..          (4,810,000)         (4,413,000)         (9,620,000)        (8,825,000)
  Minority interest in income - common units.....          (4,446,000)         (3,230,000)         (6,411,000)        (7,663,000)
                                                           ----------          ----------          ----------         ----------

Net income.......................................     $    16,915,000     $    13,472,000      $   26,647,000     $   30,174,000
                                                      ==============      ==============       ==============     ==============

Net income allocation:
  Allocable to preferred shareholders............     $     3,924,000     $     3,933,000      $    7,853,000      $   7,550,000
  Allocable to common shareholders...............          12,991,000           9,539,000          18,794,000         22,624,000
                                                           ----------           ---------          ----------         ----------
                                                      $    16,915,000     $    13,472,000      $   26,647,000      $  30,174,000
                                                      ===============     ===============      ==============      =============

Net income per common share - basic:
  Continuing operations..........................     $          0.43     $          0.40       $        0.81       $       0.79
  Discontinued operations........................     $          0.18     $          0.04       $        0.07       $       0.27
                                                      ---------------     ---------------       -------------       ------------
                                                      $          0.61     $          0.44       $        0.88       $       1.06
Net income per common share - diluted:
   Continuing operations.........................     $          0.43     $          0.40       $        0.80       $       0.77
   Discontinued operations.......................     $          0.17     $          0.04       $        0.07       $       0.27
                                                      ---------------     ---------------       -------------       ------------
                                                      $          0.60     $          0.44       $        0.87       $       1.04
Weighted average common shares outstanding:
  Basic..........................................          21,311,000          21,549,000          21,343,000         21,546,000
                                                           ==========          ==========          ==========         ==========
  Diluted........................................          21,478,000          21,799,000          21,488,000         21,774,000
                                                           ==========          ==========          ==========         ==========

PS BUSINESS PARKS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(Unaudited)

                                                           Preferred Stock                  Common Stock
                                                          Shares      Amount          Shares           Amount    Paid-in Capital

     Balances at December 31, 2002............             6,833  $170,813,000       21,531,419   $    215,000   $  420,372,000

       Repurchase of common stock.............                 -             -         (261,200)        (2,000)      (8,117,000)
       Repurchase of preferred stock..........                (7)     (183,000)               -              -           (7,000)
       Exercise of stock options..............                 -             -           74,999              -        1,802,000
       Stock compensation.....................                 -             -            2,000              -           64,000
        Stock option expense..................                 -             -                -              -          160,000
        Unrealized gain (loss)
             on marketable securities.........                 -             -                -              -                -
        Net income............................                 -             -                -              -                -
        Distributions paid:
            Preferred stock...................                 -             -                -              -                -
            Common stock......................                 -             -                -              -                -
        Adjustment to reflect minority  interest's
          underlying ownership interest..........              -             -                -              -          450,000
                                                           -----  ------------       ----------   ------------   --------------
     Balances at June 30, 2003................             6,826  $170,630,000       21,347,218   $    213,000   $  414,724,000
                                                           =====  ============       ==========   ============   ==============

                                                                             Other                                   Total
                                                        Cumulative       Comprehensive         Cumulative        Shareholders'
                                                        Net Income            Loss           Distributions          Equity
                                                     -------------       ---------------   ---------------     ---------------
     Balances at December 31, 2002............       $  232,290,000              (260,000)  $ (159,028,000)     $  664,402,000

       Repurchase of common stock.............                    -                     -                -          (8,119,000)
       Repurchase of preferred stock..........                    -                     -                -            (190,000)
       Exercise of stock options..............                    -                     -                -           1,802,000
       Issuance of stock......................                    -                     -                -              64,000
        Stock option expense..................                    -                     -                -             160,000
        Unrealized gain (loss)on marketable
          securities and interest rate swaps..                    -              (766,000)               -            (766,000)
        Net income............................           26,647,000                     -                -          26,647,000
        Distributions paid:
            Preferred stock...................                    -                     -       (7,853,000)         (7,853,000)
            Common stock......................                    -                     -      (12,390,000)        (12,390,000)
        Adjustment to reflect minority  interest's
          underlying ownership interest.......                    -                     -                -             450,000
                                                     --------------     -----------------   --------------      --------------
    Balances at June 30, 2003.................       $  258,937,000     $      (1,026,000)  $ (179,271,000)    $   664,207,000
                                                     ==============     =================   ==============     ===============

See accompanying notes.

PS BUSINESS PARKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Unaudited)

                                                                             For the Six Months Ended June 30,
                                                                                  2003                  2002
                                                                            --------------        ---------------

Cash flows from operating activities:
   Net income.......................................................        $    26,647,000       $    30,174,000
   Adjustments  to  reconcile  net  income  to net  cash  provided  by operating activities:
       Depreciation and amortization expense........................             27,855,000            28,290,000
       Minority interest in income..................................             16,031,000            16,488,000
       Equity income of discontinued joint venture..................             (2,296,000)             (148,000)
       Gain on sale of marketable equity securities.................             (2,043,000)              (25,000)
       Gain on disposition of properties............................             (3,484,000)           (5,366,000)
       Impairment charge on properties held for sale................              5,907,000                     -
       Stock option expense.........................................                160,000                     -
       Increase in receivables and other assets.....................                (44,000)           (3,543,000)
       Increase (decrease) in accrued and other liabilities.........               (661,000)            1,356,000
                                                                                   --------             ---------
            Total adjustments.......................................             41,425,000            37,052,000
                                                                                 ----------            ----------

         Net cash provided by operating activities..................             68,072,000            67,226,000
                                                                                 ----------            ----------

Cash flows from investing activities:
       Proceeds from liquidation of investments in marketable
       securities...................................................              7,600,000             3,232,000
       Acquisition of marketable securities.........................             (1,396,000)                    -
       Acquisition of real estate facilities........................            (52,976,000)             (728,000)
       Proceeds from disposition of real estate.....................             11,375,000                     -
       Proceeds from note receivable................................                      -             7,250,000
       Capital improvements to real estate facilities...............            (14,802,000)          (11,194,000)
       Development of real estate facilities........................               (379,000)           (2,603,000)
           Distributions from investment in joint venture ..........              3,200,000               553,000
                                                                                  ---------               -------
         Net cash used in investing activities......................            (47,378,000)           (3,490,000)
                                                                                -----------            ----------

Cash flows from financing activities:
       Proceeds from unsecured notes payable........................                      -            50,000,000
       Repayment of borrowings from line of credit..................                      -           (90,000,000)
       Principal payments on mortgage notes payable.................               (287,000)           (2,213,000)
       Repayment of borrowings from an affiliate....................                      -           (35,000,000)
       Net proceeds from the issuance of preferred stock............                      -            48,326,000
       Exercise of stock options....................................              1,802,000               226,000
       Repurchase of common stock...................................             (8,119,000)                    -
       Repurchase of preferred stock                                               (190,000)               (2,000)
       Distributions paid to preferred shareholders.................             (7,853,000)           (7,552,000)
       Distributions paid to minority interests - preferred units...             (9,620,000)           (8,824,000)
       Distributions paid to common shareholders....................            (12,390,000)          (15,729,000)
       Distributions paid to minority interests - common units......             (4,238,000)           (5,332,000)
                                                                                 ----------            ----------

         Net cash used in financing activities......................            (40,895,000)          (66,108,000)
                                                                                -----------           -----------

Net decrease in cash and cash equivalents...........................            (20,201,000)           (2,372,000)

Cash and cash equivalents at the beginning of the period............             44,812,000             3,076,000
                                                                                 ----------             ---------

Cash and cash equivalents at the end of the period..................        $    24,611,000       $       704,000
                                                                            ===============       ===============

PS BUSINESS PARKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                         For the Six Months
                                                                                           Ended June 30,
                                                                                     2003                  2002
                                                                                   -------                ------
Supplemental schedule of non cash investing and financing
   activities:

Adjustment  to  reflect  minority  interest  to  underlying  ownership interest:
       Minority interest - common units.............................            $  (450,000)        $    (370,000)
       Paid-in capital..............................................                450,000               370,000

Unrealized gain/loss:
       Interest rate SWAP...........................................                (68,000)               95,000
       Other comprehensive loss (income)............................                 68,000               (95,000)

See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

1.     Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of June 30, 2003, PSB owned approximately 75% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units were owned by Public Storage, Inc. (“PSI”) and its affiliated entities. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of June 30, 2003, the Company owned and operated approximately 14.8 million net rentable square feet of commercial space located in seven states. The Company also managed approximately 1.5 million net rentable square feet on behalf of PSI and its affiliated entities, and third party owners.

2.     Summary of significant accounting policies

      Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133, as amended by SFAS 138). The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the amount of the adjustment must be reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

In July, 2002, the Operating Partnership entered into an interest rate swap agreement, which is accounted for as a cash flow hedge, to reduce the impact of changes in interest rates on its floating rate debt. The agreement, which covers $50,000,000 of debt through July, 2004 effectively changes the interest rate exposure from floating rate to a fixed rate of 4.46%. Market gains and losses on the value of the swap are deferred and included in income over the life of the swap or related debt. For the six months ended June 30, 2003, the transaction was determined to be an effective hedge. The Operating Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received.

Net interest differentials to be paid or received related to this contract were accrued as incurred or earned. Included in comprehensive income is $1,026,000 in unrealized loss related to the interest rate swap as of June 30, 2003. Upon termination of the contract, the related balance in comprehensive income is recognized into income or expense in the period the contract matures or is terminated.

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

Interest cost and property taxes incurred during the period of construction of real estate facilities are capitalized. The Company did not capitalize any interest costs for the six months ended June 30, 2003 compared to $288,000 of capitalized interest expense during the same period for 2002.

      Investment in joint venture

In October 2001, the Company formed a joint venture with an unaffiliated investor to own and operate an industrial park consisting of 14 buildings in the City of Industry submarket of Los Angles County. The park, consisting of 294,000 square feet of industrial space, was acquired by the Company in December 2000 at a cost of approximately $14.4 million. The property was contributed to the joint venture at its original cost. The partnership was capitalized with equity capital consisting of 25% from the Company and 75% from the unaffiliated investor in addition to a mortgage note payable.

During 2002, the joint venture sold eight of the buildings totaling approximately 170,000 square feet. The Company recognized gains of approximately $861,000 on the disposition of these eight buildings. In addition, the Company’s interest in cash distributions from the joint venture increased from 25% to 50% as a result of the joint venture meeting its performance measures. Therefore, the Company recognized additional income of $1,008,000 in 2002. As of December 31, 2002, the joint venture held six buildings totaling 124,000 square feet. During January, 2003, five of the remaining six buildings were sold and the Company recognized gains of approximately $1.1 million as a result of these sales and additional income of approximately $700,000. The remaining building, with approximately 29,000 square feet was sold in April, 2003. The Company recognized a gain of approximately $300,000 and additional income of approximately $200,000 during the second quarter of 2003.

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

Summarized below is financial data for the joint venture as of June 30, 2003.

                                                                        For the Six Months Ended June 30,
                                                                              2003             2002
                                                                             -------          -------

           Total revenues..........................................   $       20,000     $     935,000
           Gain on sale of real estate.............................        3,668,000           576,000
           Cost of operations......................................           48,000           254,000
           Depreciation and amortization...........................                -           158,000
           Interest and other expenses.............................            4,000           197,000
                                                                               -----           -------
             Total expenses........................................           52,000           609,000
                                                                              ------           -------
             Net income............................................   $    3,636,000     $     902,000
                                                                      ==============     =============

                                                                           June 30,          December 31,
                                                                             2003               2002
           Real estate held for disposition, net...................   $            -      $  5,992,000
           Total assets............................................          428,000         6,731,000

           Notes payable...........................................                -         2,551,000
           Total liabilities.......................................                -         3,908,000
           Partners' capital.......................................          428,000         2,823,000

           The Company's investment................................   $      214,000      $  1,057,000
                                                                      ==============      ============

      Intangible assets

Intangible assets consist of property management contracts for properties managed, but not owned, by the Company. The intangible assets are being amortized over seven years. Intangible assets are net of accumulated amortization of $1,931,000 and $1,779,000 at June 30, 2003 and December 31, 2002, respectively.

      Evaluation of asset impairment

The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated undiscounted future cash flows. In addition, the Company evaluates its assets held for disposition. Assets held for disposition are reported at the lower of their carrying amount or fair value, less cost of disposition. During 2003, the Company identified certain assets, classified as properties held for disposition, that were impaired. As a result, the Company recognized an impairment loss of $5.9 million in the first quarter of 2003. See note 3.

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

      Gains/Losses from sales of real estate

The Company recognizes gains from sales of real estate at the time of sale using the full accrual method, provided that various criteria related to the terms of the transactions and any subsequent involvement by the Company with the properties sold are met. If the criteria are not met, the Company defers the gains and recognizes them when the criteria are met or using the installment or cost recovery methods as appropriate under the circumstances.

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

      Related party transactions

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services, which are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled approximately $170,000 for each of the six month periods ended June 30, 2003 and 2002. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $299,000 and $302,000 for the six months ended June 30, 2003 and 2002, respectively. In addition, the Company combines its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation (“Stor-Re”). Stor-Re provides limited property and liability insurance to the Company at commercially competitive rates. The Company and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re’s limitations.

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

      Net income per common share

Per share amounts are computed using the number of weighted average common shares outstanding. “Diluted” weighted average common shares outstanding includes the dilutive effect of stock options under the treasury stock method. “Basic” weighted average common shares outstanding excludes such effect. Earnings per share have been calculated as follows:

                                                                 For the Three Months               For the Six Months
                                                            ------------------------------- ----------------------------------
                                                                    Ended June 30,                    Ended June 30,
                                                                    2003            2002             2003             2002

Net income allocable to common shareholders...............  $   12,991,000  $     9,539,000   $   18,794,000    $   22,624,000
                                                            ==============  ===============   ==============    ==============

Weighted average common shares outstanding:
  Basic weighted average common shares outstanding.......       21,311,000       21,549,000       21,343,000        21,546,000
   Net  effect  of  dilutive  stock  options  -  based  on
     treasury stock method using average market price.....         167,000          250,000          145,000           228,000
                                                                   -------          -------          -------           -------
   Diluted weighted average common shares outstanding.....      21,478,000       21,799,000       21,488,000        21,774,000
                                                                ==========       ==========       ==========        ==========

Basic earnings per common share...........................  $          .61  $          .44     $         .88    $         1.06
                                                            ==============  ==============     =============    ==============
Diluted earnings per common share.........................  $          .60  $          .44     $         .87    $         1.04
                                                            ==============  ==============     =============    ==============

      Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements for 2002 in order to conform to the 2003 presentation.

3. Real estate facilities

        The activity in real estate facilities for the six months ended June 30, 2003 is as follows:

                                                                                 Accumulated
                                                Land            Buildings        Depreciation          Total

     Balances at December 31, 2002......   $   286,301,000   $   968,473,000     $ (177,229,000)   $1,077,545,000
     Acquisition of real estate.........        10,306,000        42,670,000                  -        52,976,000
     Disposition of real estate.........        (2,250,000)       (6,942,000)         1,670,000        (7,522,000)
     Developed projects.................                 -           379,000                  -           379,000
     Capital improvements...............                 -        14,802,000                  -        14,802,000
     Depreciation expense...............                 -                 -        (27,704,000)      (27,704,000)
     Transfer to properties held
        for disposition ................        (8,762,000)      (36,378,000)         6,940,000       (38,200,000)
                                                ----------       -----------          ---------       -----------
     Balances at June 30, 2003..........   $   285,595,000    $  983,004,000     $ (196,323,000)   $1,072,276,000
                                           ===============    ==============     ==============    ==============
During the six months ended June 30, 2003, the Company incurred $379,000 in development costs, primarily first generation leasing costs on developed properties. During the second quarter of 2003, the Company entered into a contract to sell a one-acre parcel of land located in Beaverton, Oregon and approximately $732,000 was transferred from land held for development to property held for disposition. The transaction was completed on July 29, 2003 at a gain of approximately $45,000.

During the six months ended June 30, 2003, the Company completed the acquisitions of Westwood Business Park, containing 113,000 square feet of flex space in the Farmer's Branch submarket of Dallas, Texas for $7.9 million and a business park known as Orange County Business Center containing five low-rise office buildings and 437,000 square feet for approximately $46 million. The values assigned to the assets acquired were determined using traditional real estate valuation methodologies. In accordance with SFAS 142, the Company assesses the market value of in-place leases based upon their best estimate of current market rents and amortize the resulting market rent adjustment into revenues over the remaing average term of the acquired in-place leases.

Eight buildings, consisting of one property located in Lakewood, California, two buildings located in Nashville, Tennessee, and five office and flex buildings with a 3.5 acre parcel of land in Beaverton, Oregon were identified as not meeting the Company’s ongoing investment strategy. The sale of the Lakewood property was completed in April, 2003 with net proceeds of approximately $6.4 million. The sale of the Nashville properties was completed in June, 2003 with net proceeds of $5.l million. The Beaverton properties were under contract to be sold with estimated proceeds of approximately $34.5 million. The contract was terminated in May, 2003, but the properties continue to be held for disposition. A gain on the Lakewood and Nashville properties of $3.5 million was recognized in the second quarter of 2003. An impairment loss of $5.9 million based on the estimated proceeds from the disposition of the Beaverton, Oregon properties was recognized in the first quarter of 2003. The following summarizes the condensed results of operations of the properties held for disposition at June 30, 2003 and properties sold during 2002 and 2003, which are also included in the condensed consolidated statements of income:

                                                                                   For the Six Months
                                                                                     Ended June 30,
                                                                              2003                     2002

        Rental income.............................................   $     2,830,000         $      5,424,000
        Cost of operations........................................          (690,000)              (1,954,000)
        Depreciation expense......................................           (51,000)              (1,318,000)
                                                                             =======               ==========
        Net operating income......................................   $     2,089,000         $      2,152,000
                                                                     ===============         ================

4. Leasing activity

The Company leases space in its real estate facilities to tenants under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues excluding recovery of expenses as of June 30, 2003 under these leases are as follows:

                              2003 (July - December)..............         $   92,846,000
                              2004................................            150,544,000
                              2005................................            113,244,000
                              2006................................             74,343,000
                              2007................................             50,457,000
                              Thereafter..........................             90,217,000
                                                                               ----------
                                                                           $  571,651,000
                                                                           ==============
In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $13.7 million and $14.0 million for the six months ended June 30, 2003 and 2002, respectively. These amounts are included as rental income and cost of operations in the accompanying condensed consolidated statements of income.

Leases for approximately 5% of the leased square footage are subject to termination options which includes leases for approximately 2% of the leased square footage having termination options exercisable through December 31, 2004. In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

5. Bank Loans

In October 2002, the Company extended its unsecured line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.65% to LIBOR plus 1.25% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee of 0.25% of the borrowing limit. The Company had nothing drawn on its line of credit at June 30, 2003 and December 31, 2002.

The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.50 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively, (iii) maintain a minimum total shareholders’ equity (as defined) and (iv) limit distributions to 95% of funds from operations (as defined) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company’s unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at June 30, 2003.

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

The unsecured note requires the Company to meet covenants that are substantially the same as the covenants in the Credit Facility. The Company was in compliance with the note covenants at June 30, 2003.

6. Mortgage notes payable

     Mortgage notes consist of the following:                                    June 30,          December 31,
                                                                                   2003                2002

     7.050% mortgage note,  principal and interest  payable  monthly,  due
          May 2006......................................................      $    8,053,000     $    8,164,000
     8.190% mortgage note,  principal and interest  payable  monthly,  due
          March 2007....................................................           5,952,000          6,067,000
     7.290% mortgage note,  principal and interest  payable  monthly,  due
          February 2009.................................................           5,987,000          6,048,000
                                                                             ------------------ -------------------
                                                                              $   19,992,000     $   20,279,000

        At June 30, 2003, approximate principal maturities of mortgage notes payable are as follows:

                              2003 (July - December)..............         $      299,000
                              2004................................                631,000
                              2005................................                680,000
                              2006................................              7,890,000
                              2007................................              5,169,000
                              Thereafter..........................              5,323,000
                                                                                ---------
                                                                           $   19,992,000
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

A limited partner cannot exercise its redemption right if delivery of shares of PSB common stock would be prohibited under the applicable articles of incorporation, if PSB believes that there is a risk that delivery of shares of common stock would cause PSB to no longer qualify as a REIT, would cause a violation of the applicable securities laws, or would result in the Operating Partnership no longer being treated as a partnership for federal income tax purposes.

At June 30, 2003, there were 7,305,355 common units owned by PSI and affiliated entities and which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at June 30, 2003, the minority interest units would convert into approximately 25.5% of the common shares outstanding. Combined with PSI’s common stock ownership of 19.0% on a fully converted basis, PSI has a combined ownership of 44.5% of the Company’s common equity at June 30, 2003. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests’ equity in the Company.

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
                                                                         -------------
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

8. Property management contracts

The Operating Partnership manages industrial, office and retail facilities for PSI and affiliated entities. These facilities, all located in the United States, operate under the “Public Storage” or “PS Business Parks” names. In addition, the Operating Partnership manages properties for third party owners.

The property management contracts provide for compensation equal to a percentage of the gross revenues of the facilities managed. Under the supervision of the property owners, the Operating Partnership coordinates rental policies, rent collections, marketing activities, the purchase of equipment and supplies, maintenance activities, and the selection and engagement of vendors, suppliers and independent contractors. In addition, the Operating Partnership assists and advises the property owners in establishing policies for the hire, discharge and supervision of employees for the operation of these facilities, including property managers and leasing, billing and maintenance personnel.

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

9. Shareholders’ equity

      Preferred stock

        As of June 30, 2003 and December 31, 2002, the Company had the following series of preferred stock outstanding:

                                                    June 30, 2003                        December 31, 2002
                                        -------------------------------------- --------------------------------------
                                        Shares Outstanding   Carrying Amount        Shares         Carrying Amount
         Series        Dividend Rate                                              Outstanding
     --------------- ------------------ ------------------- ------------------ ------------------ -------------------

        Series A          9.250%                  2,192     $    54,780,000              2,199     $   54,962,500
        Series D          9.500%                  2,634     $    65,850,000              2,634     $   65,850,000
        Series F          8.750%                  2,000     $    50,000,000              2,000     $   50,000,000
                                                  -----     ---------------              -----     --------------
                                                  6,826     $   170,630,000              6,833     $  170,812,500
                                                  =====     ===============              =====     ==============
Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At June 30, 2003, there were no dividends in arrears.

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

The Company paid $7,853,000 and $7,550,000, in distributions to its preferred shareholders for the six months ended June 30, 2003 and 2002, respectively.

      Common Stock

The Company’s Board of Directors has authorized the repurchase from time to time of up to 4,500,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. During the six months ended June 30, 2003, the Company has repurchased 261,200 shares of common stock at an aggregate cost of approximately $8,119,000 (average cost of $31.08 per share). Since the inception of the program (March 2000), the Company has repurchased an aggregate total of 2,652,195 shares of common stock and common partnership units at an aggregate cost of approximately $70,693,600 (average cost of $26.65 per share).

The Company paid $12,390,000 ($0.58 per common share) and $15,729,000 ($0.73 per common share) in distributions to its common shareholders for the six months ended June 30, 2003 and 2002, respectively. The amount paid during the first six months of 2002 included a special dividend of $3,231,000 ($0.15 per common share) declared in 2001. Pursuant to restrictions imposed by the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

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

10. Commitments and Contingencies

The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business. Management believes that these items will not have a material adverse impact on the Company’s condensed consolidated financial position or results of operations.

11. Stock Based Compensation

Until December 31, 2001, the Company followed the disclosure requirements of SFAS No. 123 but accounted for stock-based compensation under APB 25. Effective January 1, 2002, the Company adopted the Fair Value Method of accounting for stock options. As required by the transition requirements of SFAS No. 123 as amended by SFAS No. 123, the Company will recognize compensation expense in the income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002, but continue to disclose the pro forma impact of utilizing the Fair Value Method on stock options issued prior to January 1, 2002. As a result, included in the Company’s income statement for the six months ended June 30, 2003 is approximately $160,000 in stock option compensation expense related to options granted after January 1, 2002.

The weighted average grant date fair value of the options for 2003 was $4.56. Had compensation cost for the 1997 Stock Option and Incentive Plan (the “Plan”) for options granted prior to December 31, 2001 been determined based on the fair value at the grant date for awards under the Plan consistent with the method prescribed by SFAS No. 123, the Company’s pro forma net income available to common shareholders would have been:

                                                                          For the Six Months
                                                                  ----------------------------------
                                                                            Ended June 30,
                                                                        2003              2002

  Net income allocable to common shareholders, as reported......  $   18,794,000    $    22,624,000
  Deduct:  Total stock-based employee compensation expense
          determined under fair value based method of all awards         390,000            404,000
                                                                         -------            -------
  Net income allocable to common shareholders, as adjusted......  $   18,404,000    $    22,220,000
                                                                  ==============    ===============

  Earnings per share:
                Basic as reported...............................  $         0.88    $          1.06
                                                                  ==============    ===============
                Basic as adjusted ..............................  $         0.86    $          1.03
                                                                  ==============    ===============
                Diluted as reported.............................  $         0.87    $          1.04
                                                                  ==============    ===============
                Diluted as adjusted.............................  $         0.86    $          1.02
                                                                  ==============    ===============
For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2002: dividend yield of 3.5% and 3.4%; expected volatility of .158 and .154; expected lives of five years; and risk-free interest rates of 4.0% and 4.3%. The pro forma effect on net income allocable to common shareholders during the six months ended June 30, 2003, and 2002, may not be representative of the pro forma effect on net income allocable to common shareholders in future years.

During 2003 and 2002, the Company also granted 21,000 and 34,750 restricted stock units, respectively, to employees under the Plan. At June 30, 2003, 91,500 restricted stock units were outstanding. The restricted stock units were granted at a zero exercise price. The fair market value of the restricted stock units at the date of grant ranged from $24.02 to $34.74 per restricted stock unit. The restricted stock units issued prior to August, 2002 (62,000 units) are subject to a five-year vesting schedule, at 30% in year three, 30% in year four and 40% in year five. Restricted stock issued subsequent to August, 2002 (29,500 units) are subject to a six year vesting schedule, none in year one and 20% for each of the next five years. Compensation expense of $275,000 and $212,000 was recognized during the six months ended June 30, 2003 and 2002, respectively. On July 1, 2003: 4,800 shares of restricted stock became vested which were redeemed by the Company for approximately $169,000.

In March 2003, the Board of Directors approved the 2003 Stock Option and Incentive Plan covering 1,500,000 shares of PSB’s common stock. Shareholders approved adoption of this plan in May, 2003.

12. Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guaratees of Indebtedness of Others” (“FIN 45”). This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying variable that is related to an asset, liability, or equity security of the guaranteed party. The impact upon adoption of FIN 45 is being currently evaluated, but the Company currently expects that its adoption will not have a material impact on the results of operations or the financial position of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is effective for the Company on July 1, 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The impact upon adoption of FIN 46 is being currently evaluated, but the Company currently expects that its adoption will not have a material impact on the results of operations or the financial position of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 affects the issuer’s accounting for certain types of freestanding financial instruments. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities (in the case of entities whose share are mandatorily redeemable). The impact upon adoption of SFAS 150 is being currently evaluated, but the Company currently expects that its adoption will not have a material impact on the results of operations or the financial position of the Company.

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

Revenue Recognition: We recognize revenue in accordance with Staff Accounting Bulletin )(“SAB”) No. 101 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements, as amended. SAB 101 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured.

Allowance for Doubtful Accounts: Rental revenue from our tenants is our principal source of revenue. We monitor the collectibility of our receivable balances including the deferred rent receivable on an on-going basis. Based on these reviews, we establish a provision, and maintain an allowance, for doubtful accounts for estimated losses resulting from the possible inability of some of our tenants to make required rent payments to us. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on our consolidated balance sheets. If we incorrectly determine the collectibility of our revenue, the timing and amount of our reported revenue could be affected.

Impairment of Long-Lived Assets: The Company evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying amount. Our long-lived assets consist primarily of our investments in real estate. The fair value of our investments in real estate depends on the future cash flows from operations of the properties. If the estimated future cash flow of the property results in a determination that the fair value is less than our carrying value, an impairment may be recognized. As of June 30, 2003, the Company does not consider any of its long-lived assets held for continuing operations to be impaired. During the six months ended June 30, 2003 the Company recognized an impairment loss of $5.9 million on properties the Company determined would be held for sale.

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

Accruals for Contingencies: The Company is exposed to business and legal liability risks with respect to events that have occurred, but in accordance with generally accepted accounting principles has not accrued for such potential liabilities because the loss is either not probable or not estimable. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations.

Clarification of Emerging Issues Task Force Topic D-42 and impact on reported earnings per common share:

Emerging Issues Task Force (“EITF”) Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” provides, among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of earnings per share.

At the July 31, 2003 meeting of the EITF, the Securities and Exchange Commission Observer clarified that for the purposes of applying EITF Topic D-42, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders’ equity section those costs were initially classified on issuance. In the case of the Company, issuance costs were recorded as a reduction to Paid-in Capital on our balance sheet at the time the related securities were issued and were not considered as a reduction to the carrying value of the preferred stock at the time of redemption. The amount that would have reduced net income allocable to common shareholders as a result of these redemptions is considered insignificant. Future redemptions, however, could significantly impact net income allocable to common shareholders.

Qualification as a REIT — Income Tax Expense: We believe that we have been organized and operated, and we intend to continue to operate, as a qualifying REIT under the Internal Revenue Code and applicable state laws. A qualifying REIT generally does not pay corporate level income taxes on its taxable income that is distributed to its shareholders, and accordingly, we do not pay or record as an expense, income tax on the share of our taxable income that is distributed to shareholders.

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

        These economic conditions have also resulted in the erosion of tenant credit quality throughout the portfolio. As a result, more tenants are contacting us regarding their economic viability, including those that could be material to our revenue base and more tenants are electing to terminate their leases early under lease termination options. To a certain extent, these economic conditions have affected two large tenants representing a combined 2% of the Company’s revenues. Leases with Worldcom and two related entities generate 1% of the Company’s revenues. Worldcom’s bankruptcy may adversely affect the continuity of that revenue. Another large tenant representing approximately 1% of revenues defaulted on its lease obligations in the third quarter of 2002. This tenant cured the default in 2002, but has gone into default again during the second quarter of 2003. The tenant is requesting a modification of its lease. Several other of our large tenants have contacted us, requesting early termination of their lease, rent reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.

        The Company’s two development properties were 67% leased in the aggregate as of June 30, 2003, but they have not been leased as rapidly as the Company had anticipated. The development properties consist of a 141,000 square foot flex development in Northern Virginia that was 96% leased, and a 97,000 square foot development in the Beaverton submarket of Portland, Oregon that was 26% leased. The development in Beaverton, 0regon is held for disposition and is included in discontinued operations.

        Effect of Economic Conditions on the Company’s Primary Markets: The Company has concentrated its operations in seven major markets. Each of these markets has been affected by the slowdown in economic activity. The Company’s overall view of these markets is summarized below as of June 30, 2003. For purposes of market occupancy statistics, the Company has compiled these statistics using broker reports for these respective markets. These sources are deemed to be reliable by the Company, but there can be no assurance that these reports are accurate.

        The Company owns approximately 2.0 million square feet in the Beaverton submarket of Portland, Oregon. Leasing activity slowed dramatically during 2002 and continues to be slow in 2003, the vacancy rate in this market is over 26%. On the supply side, the Company does not believe significant new construction starts will occur in 2003. The Company’s vacancy rate is 20.6%.

        The Company owns approximately 1.5 million square feet in Northern California with a concentration in South San Francisco, Santa Clara and San Jose. The vacancy rates in these submarkets stand at 15%, 25% and 22.5%, respectively, or more throughout most of the Bay Area. Market rental rates dropped dramatically in 2002 and continue to decrease. The Company’s vacancy rate is 3.5%.

        The Company owns approximately 3.5 million square feet in Southern California. This is one of the most stable markets in the country but continues to experience slowing. Vacancy rates have increased throughout Southern California for flex, industrial and office space, ranging from 15% to 20% for office and less than 7% for industrial, depending on sub-markets and product type. The rental rates for the Company’s properties have dropped slightly. The Company’s vacancy is 2.5%.

        The Company owns approximately 0.8 million square feet in Austin, Texas. This market experienced a dramatic increase in office and flex vacancy, both running at 20% and 25%, respectively. One half of the office vacancy is due to sub-lease space. Construction deliveries of office and flex space continue to add to the vacancy rate resulting in downward pressure on rental rates. The Company’s vacancy rate is 8.5%.

        The Company owns approximately 2.0 million square feet in Northern Texas. The vacancy rate in Las Colinas, where most of the Company’s properties are concentrated, has risen to over 26.5% for office and 18.0% for industrial flex. Over the 12 months ended December 31, 2002, the number of new properties constructed has decreased, virtually no new construction has commenced and very little pre-leasing of space has occurred. The Company believes that any such new construction will cause vacancy rates to rise. Leasing activity has slowed overall and sub-leasing is continuing to increase in the Telecom Corridor. The Company’s vacancy rate is 5.7%.

        The Company owns approximately 2.6 million square feet in Northern Virginia, where the vacancy rate is 18-20% as of June 30, 2003. Vacancy rates have risen to over 25% in the sub-markets in the western technology corridor, such as Herndon, Chantilly and Sterling, primarily as a result of the decline in the technology sector. The Company’s vacancy rate is 5.3%.

        The Company owns approximately 1.6 million square feet in Maryland. The Company expects that the business of the GSA, defense contractors and the biotech industry will continue to grow in 2003. With most 2003 construction deliveries pre-leased, the Company expects that the vacancy rate, currently at 12% will remain flat or decline. The Company’s vacancy rate is approximately 13.4%.

        Growth of the Company’s Operations and Acquisitions and Dispositions of Properties: During 2002 and 2003, the Company has focused on maximizing cash flow from its existing core portfolio of properties, seeking to expand its presence in existing markets through strategic acquisitions and developments and strengthening its balance sheet, primarily through the issuance of preferred stock/units. The Company has historically maintained low debt and overall leverage levels, including preferred stock/units, which the Company believes should give it the flexibility for future growth without the issuance of additional common stock.

        During the first quarter of 2003, the Company completed the acquisition of Westwood Business Park, containing 113,000 square feet of flex space in the Farmer’s Branch submarket of Dallas, Texas for $7.9 million. During the second quarter of 2003, the Company completed the acquisition of a business park known as Orange County Business Center containing five low-rise office buildings and 437,000 square feet for approximately $46 million. During 2002, the Company did not complete any acquisitions. The Company plans to continue to seek to build its presence in existing markets by acquiring high quality facilities in selected markets. The Company targets properties (i) with below market rents which may offer it growth in rental rates above market averages and (ii) which offer the Company the ability to achieve economies of scale resulting in more efficient operations.

        During the first half of 2003, the Company identified a property in Lakewood, California with 57,000 square feet, two buildings in Nashville, Tennessee totaling 138,000 square feet, and five office and flex buildings with a 3.5 acre parcel of land in Beaverton, Oregon with 342,000 square feet that did not meet its ongoing investment strategy. The sale of Lakewood, California was completed early in the second quarter of 2003 with net proceeds of approximately $6.4 million. The sale of the Nashville properties were completed in June, 2003 with net proceeds of $5.1 million. The Beaverton properties are held for disposition. A gain on the Lakewood and Nashville properties of $3.5 million was recognized in the second quarter. An impairment loss of $5.9 million based on the estimated proceeds from the disposition of the Beaverton, Oregon properties was recognized in the first quarter of 2003.

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

        Through a joint venture with an institutional investor, the Company held a 25% equity interest in an industrial park in the City of Industry, submarket of Los Angeles County. Initially the joint venture consisted of 14 buildings totaling 294,000 square feet. During 2002, the joint venture sold eight of the buildings totaling approximately 170,000 square feet. The Company recognized gains of approximately $861,000 on the disposition of these eight buildings. In addition, the Company’s interest in cash distributions from the joint venture increased from 25% to 50% as a result of meeting its performance measures. Therefore, the Company recognized additional income of $1,008,000 in 2002. As of December 31, 2002, the joint venture held six buildings totaling 124,000 square feet. During January, 2003, five of the remaining six buildings were sold and the Company recognized gains of approximately $1.1 million as a result of these sales and additional income of approximately $700,000 in the first quarter of 2003. The remaining building with approximately 29,000 square feet was sold in April, 2003. During the second quarter of 2003, the Company recognized a gain of $300,000 and additional income of $200,000.

Results of Operations

Results of Operations: Net income for the three months ended June 30, 2003 was $16.9 million compared to $13.5 million for the same period in 2002. Net income allocable to common shareholders (net income less preferred stock dividends) for the three months ended June 30, 2003 was $13.0 million on revenues of $50.5 million compared to $9.5 million on revenues of $48.8 million for the same period in 2002. Net income per common share on a diluted basis was $0.60 for the three months ended June 30, 2003 compared to $0.44 for the same period in 2002 (based on weighted average diluted common shares outstanding of 21,478,000 and 21,799,000 at June 30, 2003 and June 30, 2002 respectively). Net income for the six months ended June 30, 2003 was $26.7 million compared to $30.2 million for the same period in 2002. Net income allocable to common shareholders for the six months ended June 30, 2003 was $18.8 million compared to $22.6 million for the same period in 2002. Net income per common share on a diluted basis was $0.87 for the six months ended June 30, 2003 compared to $1.04 for the same period in 2002 (based on weighted average diluted common shares outstanding of 21,488,000 and 21,774,000 at June 30, 2003 and June 30, 2002, respectively).

Net income allocable to common shareholders for the three months ended June 30, 2003 included a gain on sale of marketable securities of $2.0 million or $0.07 per share, gain on dispositions of real estate of $3.5 million or $0.12 per share and equity in income of a discontinued joint venture of $500,000 or $0.02 per share. The results for the three months ended June 30, 2002 included $200,000 or less than $0.01 per share of these items.

Net income allocable to common shareholders for the six months ended June 30, 2003 included a gain on sale of marketable securities of $2.0 million or $0.07 per share, gain on dispositions of real estate of $3.5 million or $0.12 per share and equity in income of a discontinued joint venture of $2.3 million or $0.08 per share. These were offset by an impairment charge on properties held for disposition of $5.9 million or $0.21 per share. The six months ended June 30, 2002 included approximately $5.5 million or $0.20 per share from gains from similar transactions.

        The Company’s property operations account for almost all of the net operating income earned by the Company. Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. The key components of NOI are “rental income” less “cost of operations” excluding the effects of accounting for rental revenues on a straight-line basis for the periods presented (known as “straight-line rent adjustment”) and depreciation. The following table presents the operating results of the properties for the three and six months ended June 30, 2003 and 2002 in addition to other income and expense items affecting income from continuing operations:

                                                                           Three Months Ended
                                                                                June 30,
                                                                            2003              2002            Change
Rental income:
"Same Park" facilities (13.8 million net rentable square feet)      $    46,675,000    $   47,069,000         (0.8%)
Other facilities............................................              1,068,000           365,000        192.6%
                                                                          ---------           -------        -----
Rental income before straight-line rent adjustment..........             47,743,000        47,434,000          0.7%
Straight line rent adjustment:
"Same Park" facilities......................................                (98,000)          682,000          N/A
Other facilities............................................                 22,000            95,000          N/A
                                                                         ----------        ----------         ----
Total rental income.........................................        $    47,667,000    $   48,211,000         (1.1%)
                                                                    ===============    ==============         ====
Cost of operations (excluding depreciation):
"Same Park" facilities......................................        $    12,436,000    $   12,679,000         (1.9%)
Other facilities............................................                311,000            70,000        344.3%
                                                                            -------            ------        -----
Total cost of operations (excluding depreciation)...........        $    12,747,000    $   12,749,000            -
                                                                    ===============    ==============        =====
Net operating income (rental income less cost of operations) (1):
"Same Park" facilities (2)..................................        $    34,239,000    $   34,390,000         (0.4%)
Other facilities............................................                757,000           295,000        156.6%
                                                                            -------           -------        -----
Total net operating income before straight line rent adjustment          34,996,000        34,685,000          0.9%
Straight line rent adjustment...............................                (76,000)          777,000          N/A
                                                                          ---------        ----------         ----
Total net operating income..................................        $    34,920,000    $   35,462,000         (1.5%)
                                                                    ---------------    --------------         ----
Income:
Facility management fees, net...............................        $       153,000    $      146,000          4.8%
Interest and other income...................................                553,000           383,000         44.4%
Expenses:
Depreciation and amortization...............................             14,170,000        13,651,000         (3.8%)
General and administrative..................................              1,399,000         1,180,000         18.6%
Interest expense............................................                998,000         1,432,000        (30.3%)
                                                                            -------         ---------        -----
Income before gain on disposal of real estate, discontinued
     operations and minority interest and gain on sale of
     marketable securities..................................        $    19,059,000    $   19,728,000         (3.4%)
                                                                    ===============    ==============         =====
"Same Park" gross margin(3).................................                   73.4%             73.1%         0.3%
"Same Park" Weighted average for period:
     Occupancy..............................................                   92.4%             94.6%        (2.3%)
     Annualized realized rent per square foot(4)............        $         14.69    $        14.49          1.4%
(1)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. The key components of NOI are “rental income” less “cost of operations” excluding the effects of the straight-line rent adjustment and depreciation. The Company breaks out “Same Park” operations to provide information regarding trends for properties the Company has held for the periods being compared.

(2)	See “Supplemental Property Data and Trends” below for a definition of “Same Park” facilities.

(3)	Gross margin is computed by dividing NOI by rental income before the straight line rent adjustment.

(4)	Realized rent per square foot represents the actual revenues earned per occupied square foot before straight line rent adjustment.

                                                                            Six Months Ended
                                                                                June 30,
                                                                            2003             2002            Change
Rental income:
"Same Park" facilities (14.1 million net rentable square feet)      $    93,219,000     $  93,458,000          (0.3%)
Other facilities............................................              2,075,000           655,000         216.8%
                                                                          ---------           -------         -----
Rental income before straight-line rent adjustment..........             95,294,000        94,113,000           1.25%
Straight line rent adjustment:
"Same Park" facilities......................................                497,000         1,613,000           N/A
Other facilities............................................                 62,000           124,000           N/A
                                                                             ------           -------         -----
Total rental income.........................................        $    95,853,000     $  95,850,000             -

Cost of operations (excluding depreciation):
"Same Park" facilities......................................        $    25,510,000     $  25,361,000           0.6%
Other facilities............................................                550,000           137,000         301.5%
                                                                            -------           -------         -----
Total cost of operations (excluding depreciation)...........        $    26,060,000     $  25,498,000          (2.2%)
                                                                    ===============     =============          ====
Net operating income (rental income less cost of operations) (1):
"Same Park" facilities (2)..................................        $    67,709,000     $  68,097,000          (0.6%)
Other facilities............................................              1,525,000           518,000         194.4%
                                                                          ---------           -------         -----
Total net operating income before straight line rent adjustment          69,234,000        68,615,000           0.9%
Straight line rent adjustment...............................                559,000         1,737,000           N/A
                                                                            -------         ---------         -----
Total net operating income..................................        $    69,793,000     $  70,352,000          (0.8%)
                                                                    ---------------     -------------          ----
Income:
Facility management fees, net...............................        $       310,000     $     296,000           4.7%
Interest and other income...................................                826,000           669,000          23.5%
Expenses:
Depreciation and amortization...............................             27,804,000        26,972,000           3.1%
General and administrative..................................              2,452,000         2,492,000          (1.6%)
Interest expense............................................              2,000,000         2,983,000          (33.0%)
                                                                          ---------         ---------          -----
Income before gain on disposal of real estate, discontinued
     operations, minority interest, and gain on sale of
     marketable securities..................................        $    38,673,000     $  38,870,000           (0.5%)
                                                                    ===============     =============           ====
"Same Park" gross margin(3).................................                  72.6%             72.9%          (0.3%)
"Same Park" Weighted average for period:
     Occupancy..............................................                   92.6%             94.8%          (2.3%)
     Annualized realized rent per square foot(4)............        $         14.64     $       14.34            2.1%
(1)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. The key components of NOI are “rental income” less “cost of operations” excluding the effects of the straight-line rent adjustment and depreciation. The Company breaks out “Same Park” operations to provide information regarding trends for properties the Company has held for the periods being compared.

(2)	See “Supplemental Property Data and Trends” below for a definition of “Same Park” facilities.

(3)	Gross margin is computed by dividing NOI by rental income before the straight line rent adjustment.

(4)	Realized rent per square foot represents the actual revenues earned per occupied square foot before straight line rent adjustment.

        Concentration of Portfolio by Region: Rental income and rental income less cost of operations or net operating income prior to depreciation and the straight-line rent adjustment (defined as “NOI” for purposes of the following tables) are summarized for the three and six months ended June 30, 2003 by major geographic region below. Note that the Company excludes the effects of depreciation and straight-line rent adjustment in the calculation of NOI because the table below is designed to illustrate the concentration of value of the portfolio in the respective regions. The effects of depreciation and the straight-line rent adjustment are generally not considered when determining value in the real estate industry. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with generally accepted accounting principles. Below the table of rental income and NOI based on geographical concentration is a reconciliation to the most comparable amounts determined based on generally accepted accounting principles.

Three Months Ended June 30, 2003

                                       Square        Percent          Rental       Percent           NOI        Percent
         Region                        Footage       of Total         Income       of Total         (000's)     of Total
                                                                      (000's)

Southern California                  3,556,000        24.1%       $   10,873        22.8%       $    8,387       24.0%
Northern California                   1,495,000        10.1%            5,100        10.7%            3,950       11.3%
Southern Texas                          833,000         5.6%            2,138         4.5%            1,433        4.1%
Northern Texas                        2,062,000        14.0%            5,496        11.5%            3,737       10.7%
Virginia                              2,621,000        17.7%           10,702        22.4%            7,797       22.3%
Maryland                              1,646,000        11.1%            6,666        14.0%            5,005       14.3%
Oregon                                1,973,000        13.3%            5,346        11.2%            3,829       10.9%
Other                                   598,000         4.1%            1,422         2.9%              858        2.4%
                                        -------         ---             -----         ---               ---        ---
Subtotal                             14,784,000       100.0%           47,743       100.0%           34,996      100.0%
                                     ----------       -----            ------       -----            ------      -----
Straight line rent adjustment                                             (76)                          (76)
Less:  Depreciation expense                                                NA                       (14,170)
                                                                       ------                       -------
Total based on generally accepted accounting principles            $   47,667                    $   20,750
                                                                   ==========                    ==========

Six Months Ended June 30, 2003

                                       Square        Percent          Rental       Percent           NOI        Percent
         Region                        Footage       of Total         Income       of Total         (000's)     of Total
                                                                      (000's)

Southern California                  3,556,000        24.1%       $   21,378        22.4%       $   16,193       23.4%
Northern California                   1,495,000        10.1%           10,260        10.8%            7,943       11.5%
Southern Texas                          833,000         5.6%            4,329         4.5%            2,920        4.2%
Northern Texas                        2,062,000        14.0%           10,812        11.3%            7,530       10.9%
Virginia                              2,621,000        17.7%           21,367        22.4%           15,092       21.8%
Maryland                              1,646,000        11.1%           13,279        13.9%            9,735       14.0%
Oregon                                1,973,000        13.3%           10,979        11.5%            8,076       11.7%
Other                                   598,000         4.1%            2,890         3.2%            1,745        2.5%
                                        -------         ---             -----         ---             -----        ---
Subtotal                             14,784,000       100.0%           95,294       100.0%           69,234      100.0%
                                     ----------       -----            ------       -----            ------      -----
Straight line rent adjustment                                             559                           559
Less:  Depreciation expense                                                NA                       (27,804)
                                                                       ------                       -------
Total based on generally accepted accounting principles            $   95,853                     $  41,989
                                                                   ==========                     =========

        Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of June 30, 2003. The Company analyzes this concentration to minimize significant industry exposure risk.

Industry Concentration as of June 30, 2003

         Business Services                                                       14.1%
         Computer Hardware, Software, and related service                        13.3%
         Government                                                              10.1%
         Contractors                                                              9.1%
         Financial Services                                                       7.9%
         Retail                                                                   6.1%
         Home Furnishings                                                         5.6%
         Electronics                                                              5.4%
         Communications                                                           4.4%
         Manufacturing and Assembly                                               4.3%
                                                                              ------------
                                                                                 80.3%

        Supplemental Property Data and Trends: In order to evaluate the performance of the Company’s overall portfolio, management analyzes the operating performance of a consistent group of properties constituting 13.8 million net rentable square feet (“Same Park” facilities). The Company currently has owned and operated them for the comparable periods. These properties do not include properties that have been acquired or sold during 2003 and 2002. The “Same Park” facilities represent approximately 93.2% of the weighted average square footage of the Company’s portfolio for 2003.

        The following table summarizes the pre-depreciation historical operating results of the “Same Park” facilities excluding the effects of accounting for rental revenues on a straight-line basis for the six months ended June 30, 2003 and 2002. The Company excludes the effect of depreciation and straight-line rent accounting because these non-cash accounts have the effect of smoothing earnings and masking trends in operating results. Below the table is a reconciliation to the most comparable amount, determined based on generally accepted accounting principles.

        The following tables summarize the “Same Park” operating results by major geographic region for the three months ended June 30, 2003 and 2002:

          Region                  Revenues        Revenues      Increase          NOI              NOI        Increase
                                   2003            2002       (Decrease)         2003             2002        (Decrease)

Southern California.......    $10,561,000     $10,435,000        1.2%       $ 8,205,000       $  8,007,000      2.5%
Northern California.......      5,105,000       5,214,000       (2.1%)        3,956,000          4,104,000     (3.6%)
Austin, Texas.............      2,140,000       2,292,000       (6.6%)        1,435,000          1,473,000     (2.6%)
Northern Texas...........       5,151,000       5,341,000       (3.5%)        3,483,000          3,798,000     (8.3%)
Virginia..................     10,270,000       9,453,000        8.6%         7,455,000          6,613,000     12.7%
Maryland..................      6,672,000       6,442,000        3.6%         5,012,000          4,556,000     10.0%
Oregon....................      5,352,000       6,423,000      (16.7%)        3,834,000          4,947,000    (22.5%)
Other.....................      1,424,000       1,469,000       (3.1%)          859,000            892,000     (3.7%)
                                ---------       ---------       ----            -------            -------     ----
                              $46,675,000     $47,069,000       (0.8%)      $34,239,000        $34,390,000     (0.4%)
                              -----------     -----------       ----        -----------        -----------     ----
Straight line rent adjustment     (98,000)        682,000         N/A           (98,000)           682,000      N/A
Less:  Depreciation expense           N/A           N/A           N/A       (13,485,000)       (13,360,000)     0.9%
                               ----------     -----------       ----        -----------        -----------      ---
Total based on generally
accepted accounting
principles                    $46,577,000     $47,751,000       (2.5%)      $20,656,000        $22,134,000     (6.7%)
                              ===========     ===========       ====        ===========        ===========     ====

        The following tables summarize the “Same Park” operating results by major geographic region for the six months ended June 30, 2003 and 2002:

         Region                  Revenues        Revenues      Increase          NOI              NOI        Increase
                                   2003            2002       (Decrease)         2003             2002        (Decrease)

Southern California.......     $20,948,000    $20,648,000        1.5%       $15,912,000       15,688,000        1.4%
Northern California.......      10,209,000     10,380,000       (1.7%)        7,901,000        8,056,000       (1.9%)
Austin, Texas.............       4,307,000      4,483,000       (3.9%)        2,904,000        2,855,000        1.7%
Northern Texas............      10,313,000     10,671,000       (3.4%)        7,153,000        7,590,000       (5.8%)
Virginia..................      20,430,000     18,893,000        8.1%        14,389,000       13,272,000        8.4%
Maryland..................      13,213,000     12,842,000        2.9%         9,683,000        9,109,000        6.3%
Oregon....................      10,924,000     12,698,000      (14.0%)        8,033,000        9,943,000      (19.2%)
Other.....................       2,875,000      2,843,000       (1.1%)        1,734,000        1,584,000        9.5%
                                 ---------      ---------       ----          ---------        ---------        ---
                               $93,219,000    $93,458,000       (0.3%)      $67,709,000      $68,097,000       (0.6%)
                               -----------    -----------       ----        -----------      -----------       ----
Straight line rent adjustment      497,000      1,613,000        N/A            497,000        1,613,000        N/A
Less:  Depreciation expense            N/A            N/A        N/A        (26,387,000)     (26,661,000)       1.0%
                                ----------    -----------       ----        -----------      -----------        ---
Total based on generally
accepted accounting
principles                     $93,716,000    $95,071,000       (1.4%)      $41,545,000      $43,143,000       (3.7%)
                               ===========    ===========       ====        ===========      ===========       ====

      Southern California

This region includes San Diego, Orange County and Los Angeles County. The increase in revenues and NOI are the result of this market being the most stable market in the country during 2003 with a diverse economy that felt only modest effects of the technology slump. Weighted average occupancies have decreased from 97.8% for the first six months in 2002 to 97.3% for the first six months in 2003. Realized rent per foot has increased 2.0% from $13.53 per foot for the first six months in 2002 to $13.80 per foot for the first six months in 2003.

      Northern California

This region includes San Jose, San Francisco and Sacramento, including 1,025,000 square feet in the Silicon Valley, a market that has been devastated by the technology slump. The Company benefited from the early renewal of large leases in its Silicon Valley portfolio and relative strength in the Sacramento market. Weighted average occupancies have outperformed the market and decreased from 96.9% for the first six months in 2002 to 96.2% for the first six months in 2003. Realized rent per foot has decreased 1.0% from $14.31 per foot for the first six months in 2002 compared to $14.18 per foot for the first six months in 2003.

      Austin, Texas

This region was among the hardest hit due to the technology slump and the Company’s operating results are showing the effects of sharply reduced market rental rates, higher vacancies and business failures. Weighted average occupancies have increased slightly from 89.6% for the first six months in 2002 to 90.6% for the first six months in 2003. Realized rent per foot has decreased 4.8% from $12.02 per foot for the first six months in 2002 to $11.45 per foot for the first six months in 2003.

      Northern Texas

This region includes Dallas and Houston. The Company’s portfolio has felt the effects of the slowdown in the telecommunications industry, which has been partially offset by the relative strength in the Houston portfolio. Weighted average occupancies have decreased from 94.7% for the first six months in 2002 to 93.3% for the first six months in 2003. Realized rent per foot has decreased 1.9% from $11.55 per foot for the first six months in 2002 to $11.33 per foot for the first six months in 2003.

      Virginia

The Virginia region includes all major Northern Virginia submarkets surrounding the Washington D.C. metropolitan area. Virginia has been negatively impacted in the Chantilly and Herndon submarkets as a result of the technology and telecommunications industry slowdown. Other submarkets have been positively impacted by increased federal government spending on defense. Weighted average occupancies have increased from 91.9% for the first six months in 2002 to 94.8% for the first six months in 2003. Realized rent per foot has increased 4.9% from $16.57 per foot for the first six months in 2002 to $17.39 per foot for the first six months in 2003.

      Maryland

The Maryland region consists primarily of facilities in Prince Georges County and Montgomery County. While these markets have been relatively stable, weighted average occupancies have decreased from 95.1% for the first six months in 2002 to 87.6% for the first six months in 2003, partially as a result of some unexpected lease terminations. Realized rent per foot has increased 11.7% from $16.40 per foot for the first six months in 2002 to $18.33 per foot for the first six months in 2003.

      Oregon

The Oregon region from a “Same Park” perspective consists primarily of three business parks in the Beaverton submarket of Portland. Oregon has been one of the markets hardest hit by the technology slowdown. The full effect of this slowdown has begun to take effect in 2003 with lease terminations and expirations resulting in significant declines in rental revenue. Weighted average occupancies have decreased from 95.1% for the first six months in 2002 to 81.8% for the first six months in 2003. Realized rent per foot for the first six months in 2002 and 2003 was $16.39

        Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the three months ended June 30, 2003, $153,000 in net income was recognized from facility management operations compared to $146,000 for the same period in 2002. During the six months ended June 30, 2003, $310,000 in net income was recognized from facility management operations compared to $296,000 for the same period in 2002.

        Interest and Other Income: Interest and other income reflects earnings on cash balances and dividends on marketable securities in addition to miscellaneous income items. Interest income was $139,000 for the three months ended June 30, 2003 compared to $355,000 for the same period in 2002. Average cash balances and other interest bearing investments and effective interest rates for the three months ended June 30, 2003 were approximately $46 million and 1.18% compared to $34 million and 4.2% for the same period in 2002. Interest income was $325,000 for the six months ended June 30, 2003 compared to $600,000 for the same period in 2002. Average cash balances and other interest bearing investments and effective interest rates for the six months ended June 30, 2003 were approximately $42.5 million and 1.20% compared to $32 million and 3.8% for the same period in 2002. Other income includes income from business services and construction management fees of $414,000 and $501,000 for the three and six months ended June 30, 2003 compared to $28,000 and $69,000 for the same periods in 2002.

        Cost of Operations: Cost of operations for the three months ended June 30, 2003 was $12.7 million compared to $12.7 million for the same period in 2002. Cost of operations for the six months ended June 30, 2003 was $26.1 million compared to $25.5 million for the same period in 2002. The increase is due primarily to snow removal costs in and around the Washington D.C. area. Cost of operations as a percentage of rental income is slightly higher at 27.2% in 2003 compared to 26.6% in 2002.

        Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended June 30, 2003 was $14.2 million compared to $13.7 million for the same period in 2002. Depreciation and amortization expense for the six months ended June 30, 2003 was $27.8 million compared to $27.0 million for the same period in 2002. The increase is primarily due to depreciation expense on real estate facilities developed during 2002 and acquisitions that occurred in 2003.

        General and Administrative Expense: General and administrative expense was $1.4 million for the three months ended June 30, 2003 compared to $1.2 million for the same period in 2002. General and administrative expense was $2.5 million for the six months ended June 30, 2003 compared to $2.5 million for the same period in 2002. Included in general and administrative costs are internal acquisition expenses, and costs related to the business services program. Business services related costs were $1,000 and $35,000 for the three and six months ended June 30, 2003, compared to $112,000 and $288,000 for the three and six months ended June 30, 2002, respectively. Acquisition expenses were $136,000 and $271,000 for the three and six months ended June 30, 2003 and $151,000 and $314,000 for the three and six months ended June 30, 2002.

        Interest Expense:Interest expense was $998,000 for the three months ended June 30, 2003 compared to $1.4 million for the same period in 2002. Interest expense was $2.0 million for the six months ended June 30, 2003 compared to $3.0 million for the same period in 2002. The decrease is primarily attributable to reduced debt balances in 2003 due primarily to the repayment of mortgage debt and short-term debt during 2002 through the use of retained cash, and proceeds from the issuance of preferred stock and units. Interest expense of none and $144,000 was capitalized as part of building costs associated with properties under development during the three months ended June 30, 2003 and 2002, respectively. Interest expense of none and $288,000 was capitalized as part of building costs associated with properties under development during the six months ended June 30, 2003 and 2002, respectively.

        Gain on Disposition of Real Estate: Gain on sale for the three and six months ended June 30, 2003 was $3.5 million compared to $5.4 million for the same periods ended June 30, 2002. During the three months ended June 30, 2003 the Company disposed of three properties, one in Lakewood and two in Nashville, for approximately $11.4 million. A gain on the sale of the Lakewood property of $3.2 million and a gain on the sale of the Nashville properties of $300,000 were recognized in the second quarter. The Company disposed of a property in San Diego for approximately $9 million in November 2001 and deferred a gain of $5,366,000 which was later recognized in 2002 when the buyer of the property obtained third party financing for the property and paid off its note to the Company.

        Impairment Charge on Properties Held for Sale: An impairment charge of $5.9 million was recognized during the six months ended June 30, 2003. For the same period ended June 30, 2002, no impairment charge was recognized. The impairment loss is specific to five office and flex buildings, and a 3.5 acre parcel of land in Beaverton, Oregon that are being marketed for sale.

        Equity Income of Discontinued Joint Venture: Equity income of discontinued joint venture reflects the Company’s share of net income from its joint venture. Equity income of discontinued joint venture was $500,000 for the three months ended June 30, 2003 compared to $200,000 for the same period in 2002. The increase is related to the gain on sale of the remaining building in April, 2003. Equity income of discontinued joint venture was $2.3 million for the six months ended June 30, 2003 compared to $250,000 for the same period in 2002. The increase is due to the gain on sale of the remaining six buildings in the joint venture of $1,376,000 and additional income for meeting performance measures of $920,000.

        Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $9.2 million ($4.8 million allocated to preferred unitholders and $4.4 million allocated to common unitholders) for the three months ended June 30, 2003 compared to $7.6 million ($4.4 million allocated to preferred unitholders and $3.2 million allocated to common unitholders) for the same period in 2002. Minority interest in income was $16.0 million ($9.6 million allocated to preferred unitholders and $6.4 million allocated to common unitholders) for the six months ended June 30, 2003 compared to $16.5 million ($8.8 million allocated to preferred unitholders and $7.7 million allocated to common unitholders) for the same period in 2002. The decrease in minority interest in income is due primarily to lower earnings at the Operating Partnership level offset by the issuance of preferred operating units in 2002.

Liquidity and Capital Resources

        Net cash provided by operating activities for the six months ended June 30, 2003 and 2002 was $68.1 million and $67.2 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements and debt service requirements and to maintain the current level of distributions to shareholders in addition to providing additional returned cash for future growth, debt repayment, and stock repurchase. The table further illustrates the remaining amount of funds available for adding to the value of the Company either through investment or repayment of debt after distribution to shareholders.

        The following table summarizes the Company’s cash flow from operating activities and recurring capital expenditures:

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                               2003              2002

Net income..........................................................      $  26,647,000      $ 30,174,000
Gain on sale of marketable securities...............................         (2,043,000)          (25,000)
Equity income of discontinued joint venture.........................         (2,296,000)         (249,000)
Gain on disposal of properties......................................         (3,484,000)       (5,366,000)
Impairment charge on properties held for sale.......................          5,907,000                 -
Depreciation and amortization.......................................         27,804,000        28,290,000
Minority interest in income.........................................         16,031,000        16,488,000
Change in working capital...........................................           (494,000)       (2,086,000)
                                                                               --------        ----------
Net cash provided by operating activities...........................         68,072,000        67,226,000
Maintenance capital expenditures....................................         (1,184,000)       (2,618,000)
Tenant improvements.................................................         (6,401,000)       (4,695,000)
Capitalized lease commissions.......................................         (2,157,000)       (1,049,000)
                                                                             ----------        ----------
Funds available for distributions to shareholders, minority interests,
  acquisitions and other corporate purposes.........................         58,330,000        58,864,000
Cash distributions to shareholders and minority interests...........         34,101,000        37,437,000
                                                                             ----------        ----------
Excess funds available for principal payments on debt, investments in
  real estate and other corporate purposes..........................     $   24,229,000    $   21,427,000
                                                                         ==============    ==============

        The Company’s capital structure is characterized by a low level of leverage. As of June 30, 2003, the Company had three fixed rate mortgage notes payable totaling $20.0 million, which represented 1.4% of its total capitalization (based on book value, including minority interest and debt). The weighted average interest rate for the mortgage notes is 7.46%. The Company estimates that approximately 2.0% of its properties, in terms of value are encumbered. The Company also has a seven year $50 million term loan agreement with Fleet National Bank. The note bears interest at LIBOR plus 1.45% and is due on February 20, 2009. In July, 2002, the Company entered into an interest swap transaction which had the effect of fixing the rate on the term loan through July, 2004 at 4.46% per annum.

        The following table outlines upcoming cash flow requirements due to contractual commitments in connection with the Company’s mortgage notes and term loan which have a weighted average interest rate of 5.32% and an average maturity of 5.2 years. At June 30, 2003, approximate principal maturities of mortgage notes and term loan payables are as follows:

                              2003................................         $      299,000
                              2004................................                631,000
                              2005................................                680,000
                              2006................................              7,890,000
                              2007................................              5,169,000
                              Thereafter..........................             55,323,000
                                                                               ----------
                                                                           $   69,992,000
                                                                           ==============

        The Company’s funding strategy is to use permanent capital, including common and preferred stock, and internally generated retained cash flows. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its Credit Facility. The Company targets a leverage ratio of 40% (defined as debt and preferred equity as a percentage of market capitalization). In addition, the Company targets a ratio of Funds from Operations (“FFO”) to combined fixed charges and preferred distributions of 3.0 to 1.0. As of June 30, 2003, the leverage ratio was 31.0% and the FFO to fixed charges and preferred distributions coverage ratio was 3.7 to 1.0 for the six months ended June 30, 2003.

        In October 2002, the Company extended its Credit Facility with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.65% to LIBOR plus 1.25% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee of up to 0.25% of the borrowing limit. As of June 30, 2003, there was no balance outstanding on the Credit Facility.

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

        Also, FFO as computed and disclosed by the Company, though computed in conformity with the National Association of Real Estate Investment Trusts’ definition, may not be comparable to FFO computed and disclosed by other REITs. FFO for the Company is computed as follows:

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                               2003              2002

Net income allocable to common shareholders........................      $   18,794,000    $   22,624,000
  Less:  Gain on sale of marketable securities.....................          (2,043,000)          (25,000)
  Less:  Gain on disposition of real estate........................          (3,484,000)       (5,366,000)
  Less:  Equity income from sale of joint venture properties.......          (1,376,000)         (148,000)
  Impairment charge for properties held for sale...................           5,907,000                 -
  Depreciation and amortization....................................          27,804,000        28,290,000
  Depreciation from joint venture..................................                   -            40,000
  Minority interest in income - common units.......................           6,411,000         7,663,000
                                                                              ---------         ---------
Consolidated FFO allocable to common shareholders and minority
interests..........................................................          52,013,000        53,078,000
FFO allocated to common minority interest - common units...........          13,276,000        13,428,000
                                                                             ----------        ----------
FFO allocated to common shareholders...............................      $   38,737,000    $   39,650,000
                                                                         ==============    ==============

        Capital Expenditures: On a recurring annual basis, the Company expects to expend between $0.90 and $1.40 per square foot in recurring capital expenditures ($13-$20 million based on square footage at June 30, 2003). During 2002, however, the Company incurred $22.1 million in recurring capital expenditures or $1.53 per-weighted average square foot. This amount was higher than the Company expects to incur on a recurring basis due to more generous tenant improvement allowances and higher broker commissions resulting from soft market conditions. The Company expects these conditions to continue or worsen through 2003 and recurring capital expenditures could reach $2 per square foot or approximately $29 million. The Company expects to make $19.0 million in additional capital expenditures for the remainder of 2003. These investments include recurring capital expenditures of $15.0 million, improvements to bring acquired properties up to the Company’s standards, first generation tenant improvements and leasing commissions on development properties of $2.1 million and the renovation of properties totaling $2.2 million. During the six months ended June 30, 2003, the Company incurred approximately $14.8 million in capital expenditures. These included $1.2 million in maintenance capital expenditures, tenant improvements and capitalized leasing commissions of $8.6 million, $400,000 in first generation tenant improvements and leasing commissions on developed properties and $4.6 million property renovations and other capital expenditures.

        Stock Repurchase: The Company’s Board of Directors has authorized the repurchase from time to time of up to 4,500,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. From January 1, 2003 through June 30, 2003, the Company repurchased 261,200 shares at an aggregate cost of approximately $8,119,000 or $31.08 per share. Since the inception of the program (March 2000), the Company has repurchased an aggregate total of 2,621,711 shares of common stock and 30,484 common units in its operating partnership at an aggregate cost of approximately $70.7 million (average cost of $26.65 per share/unit).

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

        Related Party Transactions: At June 30, 2003, PSI owns 25% of the outstanding shares of the Company’s common stock (44.5% upon conversion of its interest in the Operating Partnership) and 25% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Ronald L. Havner, Jr., the Company’s chairman and chief executive officer, is also the vice-chairman, chief executive officer and a director of PSI. The portion of his compensation allocated to the Company is reviewed and approved by the Company’s Compensation Committee.

        Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services. These costs totaled approximately $170,000 for each of the six months ended June 30, 2003 and 2002 and are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $299,000 and $302,000 for the six months ended June 30, 2003, and 2002, respectively. In addition, the Company combines its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation (“Stor-Re”). Stor-Re provides limited property and liability insurance to the Company at commercially competitive rates. The Company and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re’s limitations.

ITEM 2A. RISK FACTORS

        In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating our company and our business.

PSI has significant influence over us.

        PSI owns a substantial number of our shares and of the units of our operating partnership: At June 30, 2003, PSI and its affiliates owned 25% of the outstanding shares of our common stock (44.5% upon conversion of its interest in our operating partnership) and 25% of the outstanding common units of our operating partnership (100% of the common units not owned by us). Consequently, PSI has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the operating partnership. In addition, PSI’s ownership may make it more difficult for another party to take over our company without PSI’s approval.

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

An institutional investor has special rights.

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

        Our cash flow would be reduced if we fail to qualify as a REIT: While we believe that we have qualified since 1990 to be taxed as a REIT, and will continue to be qualified, we cannot be certain of that we have qualified as a REIT since 1990 or that we will continue to do so. To continue to qualify as a REIT, we need to satisfy certain requirements under the federal income tax laws relating to our income, assets, distributions to shareholders and shareholder base. In this regard, the share ownership limits in our articles of incorporation do not necessarily ensure that our shareholder base is sufficiently diverse for us to qualify as a REIT. For any year we fail to qualify as a REIT, we would be taxed at regular corporate tax rates on our taxable income unless certain relief provisions apply. Taxes would reduce our cash available for distributions to shareholders or for reinvestment, which could adversely affect us and our shareholders. Also we would not be allowed to elect REIT status for five years after we fail to qualify unless certain relief provisions apply.

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

        We may encounter significant delays in reletting vacant space, resulting in losses of income: When leases expire, we will incur expenses and we may not be able to release the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. Our properties as of June 30, 2003 generally have lower vacancy rates than the average for the markets in which they are located, and leases for 32.3% of our expiring space expire in 2003 or 2004 (leases for 15.9% of the space occupied by small tenants expire in such years). While we have estimated our cost of renewing leases that expire in 2003, our estimates could be wrong. If we are unable to release space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.

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

        We own most of our properties through our operating partnership. Our organizational documents do not limit our ability to invest funds with others in partnerships or joint ventures. During 2001, we entered into a joint venture arrangement that holds property subject to debt. This type of investment may present additional risks. For example, our partners may have interests that differ from ours or that conflict with ours, or our partners may become bankrupt. This joint venture has been liquidated and all debts paid, however, the Company may enter into similar arrangements with the same partner or other partners.

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

We depend on key personnel.

        We depend on our key personnel, including Ronald L. Havner, Jr., our chairman of the board and Joseph D. Russell, Jr., our chief executive officer and president. The loss of Mr. Havner, Mr. Russell, or other key personnel could adversely affect our operations. We maintain no key person insurance on our key personnel.

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

We may be affected by California's budget shortfall.

         The California budget could affect the Company in many ways including: the possible repeal of Proposition 13, which could result in higher property taxes; reduced state and local government spending and the resulting effects on the state and local economies could have an adverse impact on demand for our space. The budget shortfall could impact the Company in other ways that cannot be predicted. California represents approximately 35% of the Company's net operating income

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At June 30, 2003, the Company’s debt as a percentage of shareholders’ equity (based on book values) was 18%.

        The Company’s market risk sensitive instruments include mortgage notes payable and the Company’s term loan which total $19,992,000 and $50,000,000, respectively, at June 30, 2003. All of the Company’s mortgage notes payable bear interest at fixed rates. For the term loan, the Company entered into an interest rate swap transaction which had the effect of fixing the note on the term loan for two years (through July, 2004) at 4.46%. See Note 2 and Note 6 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable as of June 30, 2003. Based on borrowing rates currently available to the Company, the carrying amount of debt approximates fair value.

ITEM 4. CONTROLS AND PROCEDURES

    (a)        Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. As of the end of the fiscal quarter covered by this report, the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal quarter covered by this report, the Company’s disclosure controls and procedures were effective.

    (b)        Changes in internal control over financial reporting. There has not been any change in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an annual meeting of shareholders on May 6, 2003. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. At the annual meeting, the following matters were approved by the votes specified below:

(1)	Ronald L. Havner, Jr, Harvey Lenkin, Vern O. Curtis, Arthur M. Friedman, James H. Kropp, Alan K. Pribble and Jack D. Steele were elected to serve as directors of the Company, to hold office until the 2004 annual meeting of shareholders and until their successors are elected and qualified. The votes were cast as follows:

                                                               Number of Shares of Common Stock
                                                             Voted For                Withheld
                                                            ----------                --------
                Ronald L. Havner, Jr.                       20,127,026                 91,935
                Harvey Lenkin                               20,126,906                 92,055
                Vern O. Curtis                              20,134,806                 84,155
                Arthur M. Friedman                          20,134,926                 84,035
                James H. Kropp                              20,134,926                 84,035
                Alan K. Pribble                             20,134,926                 84,035
                Jack D. Steele                              20,134,796                 84,165

        There was no solicitation in opposition to the management’s nominees to the Board of Directors listed in the proxy statement.

(2)	The adoption of the Company’s 2003 Stock Option and Incentive Plan (the “Plan”) was approved. The votes were cast as follows: (1) 18,636,895 shares of common stock were voted in favor of the adoption of the Plan; (2) 865,839 shares of common stock were voted against adoption of the Plan; and (3) 73,898 shares of common stock abstained from voting. There were 642,329 shares of common stock subject to broker non-votes.

(3)	The ratification of the selection of Ernst & Young LLP (“E&Y”) as the Company’s independent auditors for the fiscal year ended December 31, 2002 was approved. The votes were cast as follows: (1) 16,713,817 shares of common stock were voted in favor of the ratification of the selection of E&Y; (2) 3,497,318 shares of common stock were voted against the ratification of the selection of E&Y; and (3) 7,825 shares of common stock abstained from voting.

ITEM 5. OTHER INFORMATION

Management Changes

        Joseph D. Russell, Jr. was elected a director and Chief Executive Officer of the Company to succeed Ronald L. Havner, Jr. Mr. Havner will continue as Chairman of the Board of Directors and intends to remain active in the Company's business, focusing on strategic and financial initiatives. Mr. Russell was also elected a director of the newly expanded Board.

        Mr. Russell has served as President of the Company since September 2002. Before joining PSB he had worked at Spieker Partners for more than ten years, becoming an officer of Spieker Properties when it went public as a REIT in 1993. Prior to its merger with Equity Office properties (EOP) in 2001, Mr. Russell was President of Spieker Properties' Silicon Valley Region. Mr. Russell earned a Bachelor of Science degree from the University of Southern California and a Masters of Business Administration from the Harvard Business School.

        The Company's chief financial officer, Jack E. Corrigan, intends to resign in order to spend more time with his family. Mr. Corrigan will remain with the Company until his successor is hired and becomes familiar with the Company's operations.

        On July 1, 2003, Eileen M. Newkirk, Vice President, resigned from the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.12	Amendments to Bylaws of PS Business Parks, Inc.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

On April 14, 2003, a Current Report on Form 8-K was furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Item 9 relating to the Company’s announcement that it will release its operating results for the three months ended March 31, 2003 on May 6, 2003 and that it will no longer exclude the straight-line rent adjustment from its calculation of funds from operations.

On May 7, 2003, a Current Report on Form 8-K was furnished to the SEC pursuant to Item 9 relating to the Company’s operating results for the three months ended March 31, 2003.

On May 9, 2003, a Current Report on Form 8-K was furnished to the SEC pursuant to Items 7(c) and 9 relating to the Company’s operating results for the three months ended March 31, 2003.

On May 30, 2003, an Amendment to Current Report on Form 8-K was furnished to the SEC pursuant to Items 7(c) and 9 relating to the Company’s presentation at the 2003 NAREIT Institutional Investor Forum.

On June 11, 2003, a Current Report on Form 8-K was furnished to the SEC pursuant to Items 7(c) and 9 relating the Company’s acquisition of a business park, the termination of a contract to dispose of properties in Beaverton, Oregon, and a gain on sale of marketable securities.

On June 30, 2003, a Current Report on Form 8-K was filed pursuant to Items 7(c) and 11 relating to the temporary suspension of trading under the Company’s employee benefit plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003
PS BUSINESS PARKS, INC.
BY:/s/ Jack Corrigan
Jack Corrigan
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 3.12	Amendments to Bylaws of PS Business Parks, Inc.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 3.12

Amendments to Bylaws of PS Business Parks, Inc.

Adopted by the Board of Directors on August 12, 2003

WHEREAS: The Board of Directors of this corporation considers it to be in the best interests of the corporation to increase the authorized number of directors of the corporation from seven (7) to eight (8);

WHEREAS: The corporation’s Bylaws permit the Board of Directors to designate the number of directors of the corporation provided that such number is within the range of not less than five (5) or more than nine (9); and

NOW, THEREFORE, BE IT RESOLVED: That the second sentence of Section 3 of Article IV of the corporation’s Bylaws is hereby amended to read as follows:

“The exact number of directors shall be eight (8) until changed within the limits specified above, by a bylaw amending this section 3, duly adopted by the board of directors or by the shareholders.”

PS BUSINESS PARKS, INC.

EXHIBIT 12:

STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                                                                      Six Months Ended
                                                                                            June 30,
                                                                                  2003                    2002

      Net income......................................................       $    26,647,000         $    30,174,000
      Minority interest...............................................            16,031,000              16,488,000
      Interest expense................................................             2,000,000               2,983,000
                                                                                   ---------               ---------
      Earnings available to cover fixed charges.......................       $    44,678,000         $    49,645,000
                                                                             ===============         ===============
      Fixed charges (1)...............................................       $     2,000,000         $     3,271,000
      Preferred distributions.........................................            17,473,000              16,375,000
                                                                                  ----------              ----------
      Combined fixed charges and preferred distributions..............       $    19,473,000         $    19,646,000
                                                                             ===============         ===============
      Ratio of earnings to fixed charges..............................                 22.34                   15.18
                                                                             ===============         ===============
      Ratio of earnings to combined fixed charges and preferred
       distributions..................................................                  2.29                    2.53
                                                                             ===============         ===============

                                                                   Years Ended December 31,
                                            2002             2001            2000             1999            1998

Net income.........................    $  57,430,000     $ 49,870,000    $ 51,181,000     $ 41,255,000    $ 29,400,000
Minority interest..................       32,170,000       27,489,000      26,741,000       16,049,000      11,208,000
Interest expense...................        5,324,000        1,715,000       1,481,000        3,153,000       2,361,000
                                           ---------        ---------       ---------        ---------       ---------
Earnings available to cover fixed
   charges.........................    $  94,924,000     $ 79,074,000     $79,403,000     $ 60,457,000    $ 42,969,000
                                       =============     ============     ===========     ============    ============
Fixed charges (1)..................    $   5,612,000     $  2,806,000    $  2,896,000     $  4,142,000    $  2,629,000
Preferred distributions............       33,340,000       22,961,000      17,273,000        7,562,000               -
                                          ----------       ----------      ----------        ---------    ------------
Combined  fixed charges and preferred
   distributions...................    $  38,952,000     $ 25,767,000    $ 20,169,000     $ 11,704,000    $  2,629,000
                                       =============     ============    ============     ============    ============
Ratio of earnings to fixed charges.            16.91            28.18           27.42            14.60           16.34
                                       =============     ============    ============     ============    ============
Ratio of earnings to combined fixed
   charges and preferred
   distributions...................             2.44             3.07            3.94             5.17           16.34
                                       =============     =============   ============     ============     ===========

(1)     Fixed charges include interest expense plus capitalized interest, if any.

PS BUSINESS PARKS, INC.

EXHIBIT 12

STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

Supplemental disclosure of Ratio of Funds from Operations (“FFO”) to fixed charges:

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                  2003                    2002

      FFO...............................................................       $   52,013,000          $    53,078,000
      Interest expense..................................................            2,000,000                2,983,000
      Minority interest in income - preferred units.....................            9,620,000                8,825,000
      Preferred dividends...............................................            7,853,000                7,550,000
                                                                                    ---------                ---------
      Adjusted FFO available to cover fixed charges.....................       $   71,486,000          $    72,436,000
                                                                               ==============          ===============
      Fixed charges (1).................................................       $    2,000,000          $     3,271,000
      Preferred distributions...........................................           17,473,000               16,375,000
                                                                                   ----------               ----------
      Combined fixed charges and preferred distributions................       $   19,473,000          $    19,358,000
                                                                               ==============          ===============
      Ratio of FFO to fixed charges.....................................                35.74                    22.14
                                                                               ==============          ===============
      Ratio of FFO to combined fixed charges and preferred distributions                 3.67                     3.74
                                                                               ==============          ===============

                                                                   Years Ended December 31,
                                            2002             2001              2000            1999           1998

FFO................................    $ 105,443,000     $  95,472,000    $  88,181,000    $ 79,760,000  $  59,516,000
Interest expense...................        5,324,000         1,715,000        1,481,000       3,153,000      2,361,000
Minority   interest   in   income   -
   preferred units.................       17,927,000        14,107,000       12,185,000       4,156,000             -
Preferred dividends................       15,412,000         8,854,000        5,088,000       3,406,000             -
                                          ----------         ---------        ---------       ---------  -------------
Adjusted   FFO   available  to  cover
   fixed charges...................    $ 144,106,000     $ 120,148,000    $ 106,935,000    $ 90,475,000  $  61,877,000
                                       =============     =============    =============    ============  =============
Fixed charges (1)..................    $   5,612,000     $   2,806,000    $   2,896,000    $  4,142,000  $   2,629,000
Preferred distributions............       33,339,000        22,961,000       17,273,000       7,562,000             -
                                          ----------        ----------       ----------       ---------  -------------
Combined  fixed charges and preferred
   distributions...................    $  38,951,000     $  25,767,000    $  20,169,000    $ 11,704,000  $   2,629,000
                                       =============     =============    =============    ============  =============
Ratio of FFO to fixed charges......            25.68             42.82            36.93           21.84          23.54
                                       =============     =============    =============    ============  =============
Ratio of FFO to combined fixed
   charges and preferred
   distributions...................             3.70              4.66             5.30            7.73          23.54
                                       =============     =============    =============    ============  =============

(1)     Fixed charges include interest expense plus capitalized interest, if any.

Exhibit 31.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald L. Havner, Jr. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PS Business Parks, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	[Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986]

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Ronald L. Havner, Jr.
Name:Ronald L. Havner, Jr.
Title:Chief Executive Officer
Date: August 14, 2003

Exhibit 31.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jack E. Corrigan certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PS Business Parks, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	[Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986]

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Jack E. Corrigan
Name: Jack E. Corrigan
Title: Chief Financial Officer
Date: August 14, 2003

Exhibit 32.1

Certification of CEO and CFO Pursuant to

18 U.S.C. Section 1350,

as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of PS Business Parks, Inc. (the “Company”) for the quarterly period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Ronald L. Havner Jr., as Chief Executive Officer of the Company, and Jack Corrigan, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ronald L. Havner, Jr.
Name: Ronald L. Havner, Jr.
Title: Chief Executive Officer
Date: August 14, 2003

/s/ Jack Corrigan
Name: Jack Corrigan
Title: Chief Financial Officer
Date: August 14, 2003

A signed original of this written statement required by Section 906 has been provided to PS Business Parks, Inc. and will be retained by PS Business Parks, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.