Form 10-Q
period 2003-09-30
PS BUSINESS PARKS INC/CA
filed 2003-11-13
CIK 866368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

[     ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ______________

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

Yes X No ____

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2003:

Common Stock, $0.01 par value, 21,565,528 shares outstanding

PS BUSINESS PARKS, INC.

PS BUSINESS PARKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$34,017,000	$44,812,000
Marketable securities	--	5,278,000
Real estate facilities, at cost:
Land	285,593,000	286,301,000
Buildings and equipment	993,536,000	968,473,000

	1,279,129,000	1,254,774,000
Accumulated depreciation	(211,630,000)	(177,229,000)

	1,067,499,000	1,077,545,000
Property held for disposition, net	34,649,000	--
Land held for development	10,161,000	11,989,000

	1,112,309,000	1,089,534,000
Investment in joint venture	100,000	1,057,000
Rent receivable	1,603,000	1,814,000
Deferred rent receivable	12,110,000	11,507,000
Intangible assets, net	151,000	378,000
Other assets	2,037,000	2,422,000

Total assets	$1,162,327,000	$1,156,802,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued and other liabilities	$36,479,000	$36,902,000
Mortgage notes payable	19,844,000	20,279,000
Unsecured note payable	50,000,000	50,000,000

Total liabilities	106,323,000	107,181,000
Minority interest:
Preferred units	217,750,000	217,750,000
Common units	169,726,000	167,469,000
Shareholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
6,747 and 6,833 shares issued and outstanding at September 30,
2003 and December 31, 2002, respectively	168,673,000	170,813,000

Common stock, $0.01 par value, 100,000,000 shares authorized,
21,508,735 and 21,531,419 shares issued and outstanding at
September 30, 2003 and December 31, 2002, respectively	215,000	215,000
Paid-in capital	419,198,000	420,372,000
Cumulative net income	270,781,000	232,290,000
Comprehensive (loss)	(782,000)	(260,000)
Cumulative distributions	(189,557,000)	(159,028,000)

Total shareholders' equity	668,528,000	664,402,000

Total liabilities and shareholders' equity	$1,162,327,000	$1,156,802,000

PS BUSINESS PARKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Rental income	$48,740,000	$47,789,000	$144,593,000	$143,639,000
Facility management fees primarily from
affiliates	178,000	191,000	562,000	577,000
Gain on sale of marketable equity securities	--	16,000	2,043,000	41,000
Interest and other income	145,000	71,000	971,000	740,000

	49,063,000	48,067,000	148,169,000	144,997,000

Expenses:
Cost of operations	13,533,000	12,505,000	39,593,000	38,108,000
Cost of facility management	37,000	44,000	111,000	134,000
Depreciation and amortization	15,382,000	14,192,000	43,186,000	41,164,000
General and administrative	1,056,000	1,282,000	3,508,000	3,774,000
Interest expense	1,013,000	1,115,000	3,013,000	4,098,000

	31,021,000	29,138,000	89,411,000	87,278,000

Income before discontinued operations and minority interest	18,042,000	18,929,000	58,758,000	57,719,000

Discontinued operations:
Income from discontinued operations	1,251,000	1,404,000	3,340,000	3,661,000
Impairment charge on properties held for sale	--	(900,000)	(5,907,000)	(900,000)
Gain on disposition of real estate	14,000	2,041,000	3,498,000	7,407,000
Equity income of discontinued joint
venture	--	138,000	2,296,000	387,000

Net income from discontinued operations	1,265,000	2,683,000	3,227,000	10,555,000

Income before minority interest	19,307,000	21,612,000	61,985,000	68,274,000
Minority interest in income - preferred units	(4,810,000)	(4,412,000)	(14,430,000)	(13,237,000)
Minority interest in income - common units	(2,653,000)	(3,356,000)	(9,064,000)	(11,019,000)

Net income	$11,844,000	$13,844,000	$38,491,000	$44,018,000

Net income allocation:
Allocable to preferred shareholders	$4,052,000	$3,933,000	$11,905,000	$11,483,000
Allocable to common shareholders	7,792,000	9,911,000	26,586,000	32,535,000

	$11,844,000	$13,844,000	$38,491,000	$44,018,000

Net income per common share - basic:
Continuing operations	$0.32	$0.37	$1.13	$1.14
Discontinued operations	$0.04	$0.09	$0.11	$0.37

	$0.36	$0.46	$1.24	$1.51
Net income per common share - diluted:
Continuing operations	$0.32	$0.37	$1.13	$1.13
Discontinued operations	$0.04	$0.09	$0.11	$0.36

	$0.36	$0.46	$1.24	$1.49

Weighted average common shares outstanding:
Basic	21,417,000	21,552,000	21,368,000	21,548,000

Diluted	21,617,000	21,772,000	21,514,000	21,763,000

See accompanying notes.

PS BUSINESS PARKS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital
Balances at December 31, 2002	6,833	$170,813,000	21,531,419	$215,000	$420,372,000
Repurchase of common stock	--	--	(261,200)	(2,000)	(8,117,000)
Repurchase of preferred stock	(86)	(2,140,000)	--	--	69,000
Exercise of stock options	--	--	236,516	2,000	6,118,000
Stock compensation	--	--	2,000	--	64,000
Stock option expense	--	--	--	--	242,000
Unrealized gain (loss) on marketable
securities and interest rate swaps .	--	--	--	--	--
Net income	--	--	--	--	--
Distributions paid:
Preferred stock	--	--	--	--	--
Common stock	--	--	--	--	--
Adjustment to reflect minority interest's
underlying ownership interest	--	--	--	--	450,000

Balances at September 30, 2003	6,747	$168,673,000	21,508,735	$215,000	$419,198,000

	Cumulative Net Income	Other Comprehensive Loss	Cumulative Distributions	Total Shareholders' Equity
Balances at December 31, 2002	$232,290,000	$(260,000)	$(159,028,000)	$664,402,000
Repurchase of common stock	--	--	--	(8,119,000)
Repurchase of preferred stock	--	--	--	(2,071,000)
Exercise of stock options	--	--	--	6,120,000
Stock compensation	--	--	--	64,000
Stock option expense	--	--	--	242,000
Unrealized gain (loss) on marketable
securities and interest rate swaps .	--	(522,000)	--	(522,000)
Net income	38,491,000	--	--	38,491,000
Distributions paid:
Preferred stock	--	--	(11,905,000)	(11,905,000)
Common stock	--	--	(18,624,000)	(18,624,000)
Adjustment to reflect minority interest's
underlying ownership interest	--	--	--	450,000

Balances at September 30, 2003	$270,781,000	$(782,000)	$(189,557,000)	$668,528,000

See accompanying notes.

PS BUSINESS PARKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$38,491,000	$44,018,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	43,237,000	42,885,000
Minority interest in income	23,494,000	24,256,000
Equity income of discontinued joint venture	(2,296,000)	(265,000)
Gain on sale of marketable equity securities	(2,043,000)	(41,000)
Gain on disposition of properties	(3,498,000)	(7,407,000)
Impairment charge on properties held for sale	5,907,000	900,000
Stock option expense	242,000	358,000
Increase in receivables and other assets	(701,000)	(3,760,000)
Increase (decrease) in accrued and other liabilities	(267,000)	(3,160,000)

Total adjustments	64,075,000	53,766,000

Net cash provided by operating activities	102,566,000	97,784,000

Cash flows from investing activities:
Proceeds from liquidation of investments in marketable
securities	7,600,000	4,823,000
Acquisition of marketable securities	(1,396,000)	--
Acquisition of real estate facilities	(52,976,000)	(820,000)
Proceeds from disposition of real estate	12,108,000	5,160,000
Proceeds from note receivable	--	7,250,000
Capital improvements to real estate facilities	(25,637,000)	(17,421,000)
Development of real estate facilities	(492,000)	(2,778,000)
Distributions from investment in joint venture	3,253,000	553,000

Net cash used in investing activities	(57,540,000)	(3,233,000)

Cash flows from financing activities:
Proceeds from unsecured notes payable	--	50,000,000
Repayment of borrowings from line of credit	--	(100,000,000)
Principal payments on mortgage notes payable	(435,000)	(2,425,000)
Repayment of borrowings from an affiliate	--	(35,000,000)
Net proceeds from the issuance of preferred stock	--	48,326,000
Exercise of stock options	6,120,000	297,000
Repurchase of common stock	(8,119,000)	--
Repurchase of preferred stock	(2,198,000)	(51,000)
Distributions paid to preferred shareholders	(11,778,000)	(11,483,000)
Distributions paid to minority interests - preferred units	(14,430,000)	(13,237,000)
Distributions paid to common shareholders	(18,624,000)	(21,979,000)
Distributions paid to minority interests - common units	(6,357,000)	(7,450,000)

Net cash used in financing activities	(55,821,000)	(93,002,000)

Net increase (decrease) in cash and cash equivalents	(10,795,000)	1,549,000
Cash and cash equivalents at the beginning of the period	44,812,000	3,076,000

Cash and cash equivalents at the end of the period	$34,017,000	$4,625,000

See accompanying notes.

PS BUSINESS PARKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
Supplemental schedule of non cash investing and financing activities:
Adjustment to reflect minority interest to underlying ownership interest:
Minority interest - common units	$(450,000)	$(370,000)
Paid-in capital	450,000	370,000
Unrealized gain/loss:
Interest rate SWAP	312,000	(103,000)
Other comprehensive loss (income)	(312,000)	103,000

See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

1. Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of September 30, 2003, PSB owned approximately 75% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units were owned by Public Storage, Inc. (“PSI”) and its affiliated entities. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of September 30, 2003, the Company owned and operated approximately 14.8 million net rentable square feet of commercial space located in seven states. The Company also managed approximately 1.5 million net rentable square feet on behalf of PSI and its affiliated entities, and third party owners.

2. Summary of significant accounting policies

         Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Net interest differentials to be paid or received related to this contract were accrued as incurred or earned. Included in comprehensive income is $782,000 in unrealized loss related to the interest rate swap as of September 30, 2003. Upon termination of the contract, the related balance in comprehensive income is recognized into income or expense in the period the contract matures or is terminated.

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

Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and receivables. Cash and cash equivalents, which consist primarily of short-term investments, including commercial paper, are only invested in entities with an investment grade rating. Receivables are comprised of balances due from a large number of customers. Balances that the Company expects to become uncollectible are reserved for or written off.

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

Interest cost and property taxes incurred during the period of construction of real estate facilities are capitalized. The Company did not capitalize any interest costs for the nine months ended September 30, 2003 compared to $288,000 of capitalized interest expense during the same period for 2002.

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

The Company’s investment is accounted for under the equity method in accordance with APB 18, “Equity Method of Accounting for Investments.” In accordance with APB 18, the Company’s share of the debt was netted against its share of the assets in determining the investment in the joint venture and was not included in the Company’s total liabilities. The accounting policies of the joint venture are consistent with the Company’s accounting policies.

        Summarized below is financial data for the joint venture as of September 30, 2003.

	For the Nine Months Ended September 30,
	2003	2002
Operating revenues	$20,000	$1,320,000
Gain on sale of real estate	3,668,000	1,043,000

Total revenues	3,688,000	2,363,000

Cost of operations	48,000	367,000
Depreciation and amortization	--	228,000
Interest and other expenses	4,000	316,000

Total expenses	52,000	911,000

Net income	$3,636,000	$1,452,000

	September 30, 2003	December 31, 2002
Real estate held for disposition, net	$--	$5,992,000
Total assets	200,000	6,731,000

Notes payable	--	2,551,000
Total liabilities	--	3,908,000
Partners' capital	200,000	2,823,000

The Company's investment	$100,000	$1,057,000

         Intangible assets

Intangible assets consist of property management contracts for properties managed, but not owned, by the Company. The intangible assets are being amortized over seven years. Intangible assets are net of accumulated amortization of $2,005,000 and $1,779,000 at September 30, 2003 and December 31, 2002, respectively.

         Evaluation of asset impairment

The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying amount of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying amount and its value based on discounting its estimated undiscounted future cash flows. In addition, the Company evaluates its assets held for disposition. Assets held for disposition are reported at the lower of their carrying amount or fair value, less cost of disposition. During 2003, the Company identified certain assets, classified as properties held for disposition, that were impaired. As a result, the Company recognized an impairment loss of $5.9 million in the first quarter of 2003. See note 3.

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

         Related party transactions

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services, which are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled approximately $255,000 for each of the nine month periods ended September 30, 2003 and 2002. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $439,000 and $454,000 for the nine months ended September 30, 2003 and 2002, respectively. In addition, the Company combines its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation (“Stor-Re”). Stor-Re provides limited property and liability insurance to the Company at commercially competitive rates. The Company and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re’s limitations.

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

         Net income per common share

Per share amounts are computed using the number of weighted average common shares outstanding. “Diluted” weighted average common shares outstanding includes the dilutive effect of stock options under the treasury stock method. “Basic” weighted average common shares outstanding excludes such effect. Earnings per share have been calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net income allocable to common shareholders	$7,792,000	$9,911,000	$26,586,000	$32,535,000

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	21,417,000	21,552,000	21,368,000	21,548,000
Net effect of dilutive stock options - based on
treasury stock method using average market price	200,000	220,000	146,000	215,000

Diluted weighted average common shares outstanding	21,617,000	21,772,000	21,514,000	21,763,000

Basic earnings per common share	$0.36	$0.46	$1.24	$1.51

Diluted earnings per common share	$0.36	$0.46	$1.24	$1.49

         Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements for 2002 in order to conform to the 2003 presentation.

3. Real estate facilities

        The activity in real estate facilities for the nine months ended September 30, 2003 is as follows:

	Land	Buildings	Accumulated Depreciation	Total
Balances at December 31, 2002	$286,301,000	$968,473,000	$(177,229,000)	$1,077,545,000
Acquisition of real estate	10,306,000	42,670,000	--	52,976,000
Disposition of real estate	(2,250,000)	(6,942,000)	1,670,000	(7,522,000)
Developed projects	--	492,000	--	492,000
Capital improvements	--	25,637,000	--	25,637,000
Depreciation expense	--	--	(43,011,000)	(43,011,000)
Transfer to properties held
for disposition	(8,764,000)	(36,794,000)	6,940,000	(38,618,000)

Balances at September 30, 2003	$285,593,000	$993,536,000	$(211,630,000)	$1,067,499,000

During the nine months ended September 30, 2003, the Company incurred $492,000 in development costs, primarily first generation leasing costs on developed properties.

During the nine months ended September 30, 2003, the Company completed the acquisitions of Westwood Business Park, containing 113,000 square feet of flex space in the Farmer’s Branch submarket of Dallas, Texas for $7.8 million and a business park known as Orange County Business Center containing five low-rise office buildings and 437,000 square feet for approximately $45.2 million. The values assigned to the assets acquired were determined using traditional real estate valuation methodologies. In accordance with SFAS 141, the Company assesses the market value of in-place leases based upon their best estimate of current market rents. In-place leases on properties acquired during 2003 approximate market value on the date of acquisition.

Eight buildings, consisting of one property located in Lakewood, California, two buildings located in Nashville, Tennessee, and five office and flex buildings and 4.5 acres of land in Beaverton, Oregon were identified as not meeting the Company’s ongoing investment strategy. The sale of the Lakewood property was completed in April, 2003 with net proceeds of approximately $6.3 million. The sale of the Nashville properties was completed in June, 2003 with net proceeds of $5.l million. The Beaverton properties were under contract to be sold with estimated proceeds of approximately $34.5 million. The contract was terminated in May, 2003, but the properties continue to be held for disposition. A gain on the Lakewood and Nashville properties of $3.5 million was recognized in the second quarter of 2003. During the third quarter of 2003, the Company sold a one-acre parcel of land located in Beaverton, Oregon with net proceeds of approximately $733,000. The transaction was completed in July, 2003 at a gain of approximately $14,000. An impairment loss of $5.9 million based on the estimated proceeds from the disposition of the Beaverton, Oregon properties was recognized in the first quarter of 2003. The following summarizes the condensed results of operations of the properties held for disposition at September 30, 2003 and properties sold during 2002 and 2003, which are also included in the condensed consolidated statements of income:

	For the Nine Months Ended September 30,
	2003	2002
Rental income	$4,388,000	$8,136,000
Cost of operations	(997,000)	(2,754,000)
Depreciation expense	(51,000)	(1,721,000)

Net income from discontinued operations	$3,340,000	$3,661,000

4. Leasing activity

The Company leases space in its real estate facilities to tenants under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues excluding recovery of expenses as of September 30, 2003 under these leases are as follows:

2003 (October - December)	$51,868,000
2004	156,453,000
2005	119,322,000
2006	79,225,000
2007	54,312,000
Thereafter	99,871,000

$561,051,000

In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $20.0 million and $21.0 million for the nine months ended September 30, 2003 and 2002, respectively. These amounts are included as rental income and cost of operations in the accompanying condensed consolidated statements of income.

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

5. Bank Loans

In October 2002, the Company extended its unsecured line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.65% to LIBOR plus 1.25% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee of 0.25% of the borrowing limit. The Company had nothing drawn on its line of credit at September 30, 2003 and December 31, 2002.

The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.45 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively, (iii) maintain a minimum tangible net worth (as defined) and (iv) limit distributions to 95% of funds from operations (as defined) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company’s unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at September 30, 2003.

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

The unsecured note requires the Company to meet covenants that are substantially the same as the covenants in the Credit Facility. The Company was in compliance with the note covenants at September 30, 2003.

6. Mortgage notes payable

Mortgage notes consist of the following:	September 30, 2003	December 31, 2002
7.050% mortgage note, principal and interest payable monthly, due
May 2006	$7,996,000	$8,164,000
8.190% mortgage note, principal and interest payable monthly, due
March 2007	5,893,000	6,067,000
7.290% mortgage note, principal and interest payable monthly, due
February 2009	5,955,000	6,048,000

	$19,844,000	$20,279,000

        At September 30, 2003, approximate principal maturities of mortgage notes payable are as follows:

2003 (October - December)	$151,000
2004	631,000
2005	680,000
2006	7,890,000
2007	5,169,000
Thereafter	5,323,000

$19,844,000

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

At September 30, 2003, there were 7,305,355 common units owned by PSI and affiliated entities and which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at September 30, 2003, the minority interest units would convert into approximately 25.4% of the common shares outstanding. Combined with PSI’s common stock ownership of 18.8% on a fully converted basis, PSI has a combined ownership of 44.2% of the Company’s common equity at September 30, 2003. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests’ equity in the Company.

         Preferred partnership units

Through the Operating Partnership, the Company has issued the following preferred units in separate private placement transactions:

Date of Issuance	Call Date	Series	Face Value	Preferred Distribution Rate
April, 1999	April, 2004	Series B	$12,750,000	8 7/8%
September, 1999	September, 2004	Series C	80,000,000	8 3/4%
September, 2001	September, 2006	Series E	53,000,000	9 1/4%
October, 2002	October, 2007	Series G	20,000,000	7 19/20%
September, 1999	September, 2004	Series X	40,000,000	8 7/8%
July, 2000	July, 2005	Series Y	12,000,000	8 7/8%

			$217,750,000

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

9. Shareholders’ equity

         Preferred stock

As of September 30, 2003 and December 31, 2002, the Company had the following series of preferred stock outstanding:

		September 30, 2003		December 31, 2002
Series	Dividend Rate	Shares Outstanding	Carrying Amount	Shares Outstanding	Carrying Amount
Series A	9.250	2,113	$52,823,000	2,199	$54,963,000
Series D	9.500	2,634	$65,850,000	2,634	$65,850,000
Series F	8.750	2,000	$50,000,000	2,000	$50,000,000

		6,747	$168,673,000	6,833	$170,813,000

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At September 30, 2003, there were no dividends in arrears.

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

On May 22, 2003 and September 30, 2003, the Company repurchased 7,300 and 78,300 depository units of Series A preferred stock at $26.00 and $25.65 per unit, for $190,000 and $2.0 million, respectively. The stated value of the stock was $25 per depository share. The premium and original issuance costs were recorded as an additional distribution to preferred shareholders. The aggregate effect was a reduction of $127,000 of net income and funds from operations allocable to common shareholders and unit holders.

The Company paid $11,905,000 and $11,483,000, in distributions to its preferred shareholders for the nine months ended September 30, 2003 and 2002, respectively, which includes the effect of the repurchase of the Series A preferred stock previously mentioned.

         Common Stock

The Company’s Board of Directors has authorized the repurchase from time to time of up to 4,500,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. During the nine months ended September 30, 2003, the Company has repurchased 261,200 shares of common stock at an aggregate cost of approximately $8,119,000 (average cost of $31.08 per share). Since the inception of the program (March 2000), the Company has repurchased an aggregate total of 2,652,195 shares of common stock and common partnership units at an aggregate cost of approximately $70,693,600 (average cost of $26.65 per share).

The Company paid $18,624,000 ($0.87 per common share) and $21,979,000 ($1.02 per common share) in distributions to its common shareholders for the nine months ended September 30, 2003 and 2002, respectively. The amount paid during the first nine months of 2002 included a special dividend of $3,231,000 ($0.15 per common share) declared in 2001. Pursuant to restrictions imposed by the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

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

11. Stock Based Compensation

Until December 31, 2001, the Company followed the disclosure requirements of SFAS No. 123 but accounted for stock-based compensation under APB 25. Effective January 1, 2002, the Company adopted the Fair Value Method of accounting for stock options. As required by the transition requirements of SFAS No. 123 as amended by SFAS No. 123, the Company will recognize compensation expense in the income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002, but continue to disclose the pro forma impact of utilizing the Fair Value Method on stock options issued prior to January 1, 2002. As a result, included in the Company’s income statement for the nine months ended September 30, 2003 is approximately $242,000 in stock option compensation expense related to options granted after January 1, 2002.

The weighted average fair value of the options at the grant date for 2003 was $4.50. Had compensation cost for the 1997 Stock Option and Incentive Plan (the “Plan”) for options granted prior to December 31, 2001 been determined based on the fair value at the grant date for awards under the Plan consistent with the method prescribed by SFAS No. 123, the Company’s pro forma net income available to common shareholders would have been:

	For the Nine Months Ended September 30,
	2003	2002
Net income allocable to common shareholders, as reported	$26,586,000	$32,535,000
Deduct: Total stock-based employee compensation expense
determined under fair value based method of all awards	538,000	603,000

Net income allocable to common shareholders, as adjusted	$26,048,000	$31,932,000

Earnings per share:
Basic as reported	$1.24	$1.51

Basic as adjusted	$1.22	$1.48

Diluted as reported	$1.24	$1.49

Diluted as adjusted	$1.21	$1.47

For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2002: dividend yield of 3.5% and 3.4%; expected volatility of .158 and .154; expected lives of five years; and risk-free interest rates of 4.0% and 4.3%. The pro forma effect on net income allocable to common shareholders during the nine months ended September 30, 2003, and 2002, may not be representative of the pro forma effect on net income allocable to common shareholders in future years.

The Company has granted 131,250 restricted stock units under the Plan since inception. At September 30, 2003, 94,450 restricted stock units were outstanding. The restricted stock units were granted at a zero exercise price. The fair market value of the restricted stock units at the date of grant ranged from $24.02 to $39.40 per restricted stock unit. The restricted stock units issued prior to August, 2002 (57,450 units) are subject to a five-year vesting schedule, at 30% in year three, 30% in year four and 40% in year five. Restricted stock issued subsequent to August, 2002 (37,000 units) are subject to a six year vesting schedule, none in year one and 20% for each of the next five years. Compensation expense of $481,000 and $371,000 was recognized during the nine months ended September 30, 2003 and 2002, respectively. During 2003, 5,500 shares of restricted stock became vested which were redeemed by the Company for approximately $198,000.

In March 2003, the Board of Directors approved the 2003 Stock Option and Incentive Plan covering 1,500,000 shares of PSB’s common stock. Shareholders approved adoption of this plan in May, 2003.

12. Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying variable that is related to an asset, liability, or equity security of the guaranteed party. The adoption of FIN 45 did not have a material impact on the results of operations or the financial position of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is effective for the Company on July 1, 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The impact upon adoption of FIN 46 is being currently evaluated, but the Company expects that its adoption will not have a material impact on the results of operations or the financial position of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 affects the issuer’s accounting for certain types of freestanding financial instruments. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities (in the case of entities whose share are mandatorily redeemable). The adoption of SFAS 150 did not have a material impact on the results of operations or the financial position of the Company.

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

Revenue Recognition: We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements, as amended. SAB 101 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured.

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

Impairment of Long-Lived Assets: The Company evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying amount. Our long-lived assets consist primarily of our investments in real estate. The fair value of our investments in real estate depends on the future cash flows from operations of the properties. If the estimated future cash flow of the property results in a determination that the fair value is less than our carrying amount, an impairment may be recognized. As of September 30, 2003, the Company does not consider any of its long-lived assets held for continuing operations to be impaired. During the nine months ended September 30, 2003 the Company recognized an impairment loss of $5.9 million on properties the Company determined would be held for sale.

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

At the July 31, 2003 meeting of the EITF, the Securities and Exchange Commission's observer clarified that for the purposes of applying EITF Topic D-42, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock upon redemption, regardless of where in the stockholders' equity section those costs were initially classified on issuance. The Company records its issuance costs as a reduction to Paid-in Capital on its balance sheet at the time the preferred securities are issued and reflects the carrying value of the preferred stock at the stated value. The Company reduces the carrying value of preferred stock by the issuance costs at the time of redemption to comply with EITF Topic D-42.

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

        The reduction in occupancies and market rental rates has been the result of several factors related to general economic conditions. There are more businesses contracting than expanding, more businesses failing than starting-up and general uncertainty for businesses, resulting in slower decision-making and requests for shorter-term leases. There is also more competing vacant space including substantial amounts of sub-lease space in many of the Company’s markets. Many of the Company’s properties have lower vacancy rates than the average rates for the markets in which they are located; consequently, the Company may have difficulty in maintaining its occupancy rates as leases expire. Leases representing 27.4% of the Company’s expiring space expires in 2003 or 2004 (leases for 12.6% of the space occupied by small tenants expire in such years). An extended economic slowdown will put additional downward pressure on occupancies and market rental rates. The economic slowdown and the abundance of space alternatives available to customers has led to pressure for greater rent concessions, more generous tenant improvement allowances and higher broker commissions.

        These economic conditions have also resulted in the erosion of tenant credit quality throughout the portfolio. As a result, more tenants are contacting us regarding their economic viability, including those that could be material to our revenue base and more tenants are electing to terminate their leases early under lease termination options. To a certain extent, these economic conditions have affected two large tenants representing a combined 2% of the Company’s revenues. Leases with Worldcom and a related Worldcom entity, both of which are in bankruptcy, generate approximately 0.5% of our revenues. Worldcom and its bankrupt related entity have recently notified us that they are rejecting leases representing approximately 0.2% of our revenues and are threatening to reject the other leases with us. In addition, we believe that a second Worldcom related entity, although not in bankruptcy, may be in financial difficulty. A lease wit this second Worldcom related entity generates approximately 0.5% of our revenues. Another large tenant representing approximately 1% of revenues defaulted on its lease obligations in the third quarter of 2002. This tenant cured the default in 2002, but has gone into default again during the second and third quarters of 2003. The tenant is requesting a modification of its lease. Several other of our large tenants have contacted us, requesting early termination of their lease, rent reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.

        The Company’s two development properties were 69.6% leased in the aggregate as of September 30, 2003, but they have not been leased as rapidly as the Company had anticipated. The development properties consist of a 141,000 square foot flex development in Northern Virginia that was 96% leased, and a 97,000 square foot development in the Beaverton submarket of Portland, Oregon that was 31% leased. The development in Beaverton, Oregon is held for disposition and is included in discontinued operations.

        Effect of Economic Conditions on the Company’s Primary Markets: The Company has concentrated its operations in seven major markets. Each of these markets has been affected by the slowdown in economic activity. The Company’s overall view of these markets is summarized below as of September 30, 2003. For purposes of market occupancy statistics, the Company has compiled these statistics using broker reports for these respective markets. These sources are deemed to be reliable by the Company, but there can be no assurance that these reports are accurate.

        The Company owns approximately 2.0 million square feet in the Beaverton submarket of Portland, Oregon. Leasing activity slowed dramatically during 2002 and continues to be slow in 2003, the vacancy rate in this market is over 22%. On the supply side, the Company does not believe significant new construction starts will occur in 2003. The Company’s vacancy rate is 22.1%.

        The Company owns approximately 1.5 million square feet in Northern California with a concentration in South San Francisco, Santa Clara and San Jose. The vacancy rates in these submarkets stand at 20%, 25% and 24%, respectively, or more throughout most of the Bay Area. Market rental rates dropped dramatically in 2002 and continue to decrease. The Company’s vacancy rate is 4.9%.

        The Company owns approximately 3.5 million square feet in Southern California. This is one of the most stable markets in the country but continues to experience a reduction in leasing activity and lower rental rates. Vacancy rates have increased throughout Southern California for flex, industrial and office space, ranging from 15% to 20% for office and less than 7% for industrial, depending on sub-markets and product type. The rental rates for the Company’s properties have dropped slightly. The Company’s vacancy is 2.9%.

        The Company owns approximately 0.8 million square feet in Austin, Texas. This market experienced a dramatic increase in office and flex vacancy, both running at 24% and 28%, respectively. One half of the office vacancy consists of sub-lease space. Construction deliveries of office and flex space continue to add to the vacancy rate resulting in downward pressure on rental rates. The Company’s vacancy rate is 8.7%.

        The Company owns approximately 2.0 million square feet in the Dallas Metroplex and Greater Houston. The vacancy rate in Las Colinas, where most of the Company’s properties are concentrated, has risen to over 30% for office and 20% for industrial flex. Over the nine months ended September 30, 2003, the number of new properties constructed has decreased, virtually no new construction has commenced and very little pre-leasing of space has occurred. The Company believes that any such new construction will cause vacancy rates to rise. Leasing activity has slowed overall and sub-leasing is continuing to increase in the Telecom Corridor in North Dallas County. The Company’s vacancy rate is 5.3%.

        The Company owns approximately 2.6 million square feet in Northern Virginia, where the vacancy rate is 14.4% as of September 30, 2003. Vacancy rates have risen to over 25% in some of the sub-markets in the western technology corridor, such as Herndon, Chantilly and Sterling, primarily as a result of the decline in the technology sector. The Company’s vacancy rate is 4.6%.

        The Company owns approximately 1.6 million square feet in Maryland. The Company expects that the business of the GSA, defense contractors and the biotech industry will continue to grow in 2003. With most 2003 construction deliveries pre-leased, the Company expects that the vacancy rate, currently at 9.6% will remain flat or decline. The Company’s vacancy rate is approximately 11.8%.

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

        During the first quarter of 2003, the Company completed the acquisition of Westwood Business Park, containing 113,000 square feet of flex space in the Farmer’s Branch submarket of Dallas, Texas for $7.8 million. During the second quarter of 2003, the Company completed the acquisition of a business park known as Orange County Business Center containing five low-rise office buildings and 437,000 square feet for approximately $45.2 million. During 2002, the Company did not complete any acquisitions. The Company plans to continue to seek to build its presence in existing markets by acquiring high quality facilities in selected markets. The Company targets properties (i) with below market rents which may offer it growth in rental rates above market averages and (ii) which offer the Company the ability to achieve economies of scale resulting in more efficient operations.

        During the first half of 2003, the Company identified a property in Lakewood, California with 57,000 square feet, two buildings in Nashville, Tennessee totaling 138,000 square feet, and five office and flex buildings totaling 342,000 square feet and a 3.5 acre parcel of vacant land in Beaverton, Oregon that did not meet its ongoing investment strategy. The sale of Lakewood, California was completed early in the second quarter of 2003 with net proceeds of approximately $6.3 million. The sale of the Nashville properties was completed in June, 2003 with net proceeds of $5.1 million. A gain on the Lakewood and Nashville properties of $3.5 million was recognized in the second quarter of 2003. During the third quarter of 2003, the Company sold a one-acre parcel of land located in Beaverton, Oregon with net proceeds of approximately $733,000. The transaction was completed in July, 2003 at a gain of approximately $14,000. The remaining Beaverton properties are held for disposition. An impairment loss of $5.9 million based on the estimated proceeds from the disposition of the Beaverton, Oregon properties was recognized in the first quarter of 2003.

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

Results of Operations

Results of Operations: Net income allocable to common shareholders for the third quarter of 2003 was $7.8 million or $0.36 per diluted share on revenues of $49.1 million compared to $9.9 million or $0.46 per diluted share on revenues of $48.1 million for the same period in 2002. Net income allocable to common shareholders for the nine months ended September 30, 2003 was $26.6 million or $1.24 per diluted share on revenues of $148.2 million compared to net income allocable to common shareholders of $32.5 million or $1.49 per diluted share on revenues of $145.0 million for the same period in 2002.

Net income allocable to common shareholders for the three months ended September 30, 2003 decreased $2.1 million or $0.10 per share from the comparable period in 2002 due primarily to a reduction in gains on dispositions, net of impairment losses of $1.1 million or $0.04 per share, a reduction in “Same Park” results of $1.0 million or $0.03 per share, and increased depreciation expense due to acquisitions of $.8 million or $0.03 per diluted share.

Net income allocable to common shareholders for the nine months ended September 30, 2003 decreased $5.9 million or $0.25 per share compared to the same period in 2002 due primarily to a net reduction in gains on dispositions of real estate marketable securities, net of impairment losses of $4.9 million or $0.17 per share in addition to a reduction in “Same Park” results of $2.5 million or $0.09 per share.

        The Company’s property operations account for almost all of the net operating income earned by the Company. Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. The key components of NOI are “rental income” less “cost of operations” excluding the effects of accounting for rental revenues on a straight-line basis for the periods presented (known as “straight-line rent adjustment”) and depreciation. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with generally accepted accounting principles. The following table presents the operating results of the properties for the three and nine months ended September 30, 2003 and 2002 in addition to other income and expense items affecting income from continuing operations:

	Three Months Ended September 30,
	2003	2002	Change
Rental income:
"Same Park" facilities (13.8 million net rentable square feet)	$46,206,000	$46,938,000	(1.6%)
Other facilities (1.0 million net rentable square feet)	1,741,000	310,000	461.6%

Rental income before straight-line rent adjustment	47,947,000	47,248,000	1.5%
Straight line rent adjustment:
"Same Park" facilities	613,000	529,000	N/A
Other facilities	180,000	12,000	N/A

Total rental income	$48,740,000	$47,789,000	2.0%

Cost of operations (excluding depreciation):
"Same Park" facilities	$12,732,000	$12,392,000	2.7%
Other facilities	801,000	113,000	608.8%

Total cost of operations (excluding depreciation)	$13,533,000	$12,505,000	8.2%

Net operating income (rental income less cost of operations) (1):
"Same Park" facilities (2)	$33,474,000	$34,546,000	(3.1%)
Other facilities	940,000	197,000	377.2%

Total net operating income before straight line rent adjustment	34,414,000	34,743,000	(0.9%)
Straight line rent adjustment	793,000	541,000	N/A

Total net operating income	$35,207,000	$35,284,000	0.2%

Income:
Facility management fees, net	$141,000	$147,000	(4.1%)
Interest and other income	145,000	71,000	104.2%
Expenses:
Depreciation and amortization	15,382,000	14,192,000	8.4%
General and administrative	1,056,000	1,282,000	(17.6%)
Interest expense	1,013,000	1,115,000	(9.1%)

Income before gain on disposal of real estate, discontinued
operations and minority interest and gain on sale of
marketable securities	$18,042,000	$18,913,000	(4.6%)

"Same Park" gross margin(3)	72.4%	73.6%	(1.6%)
"Same Park" Weighted average for period:
Occupancy	92.5%	93.9%	(1.5%)
Annualized realized rent per square foot(4)	$14.54	$14.45	0.6%

(1)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. The key components of NOI are “rental income” less “cost of operations” excluding the effects of the straight-line rent adjustment and depreciation. The Company breaks out “Same Park” operations to provide information regarding trends for properties the Company has held for the periods being compared.

(2)	See “Supplemental Property Data and Trends” below for a definition of “Same Park” facilities.

(3)	Gross margin is computed by dividing NOI by rental income before the straight line rent adjustment.

(4)	Realized rent per square foot represents the actual revenues earned per occupied square foot before straight line rent adjustment.

	Nine Months Ended September 30,
	2003	2002	Change
Rental income:
"Same Park" facilities (13.8 million net rentable square feet)	$139,427,000	$140,396,000	(0.7%)
Other facilities (1.0 million net rentable square feet)	3,814,000	965,000	295.2%

Rental income before straight-line rent adjustment	143,241,000	141,361,000	1.3%
Straight line rent adjustment:
"Same Park" facilities	1,110,000	2,142,000	N/A
Other facilities	242,000	136,000	N/A

Total rental income	$144,593,000	$143,639,000	0.7%

Cost of operations (excluding depreciation):
"Same Park" facilities	$ 38,209,000	$ 37,726,000	1.3%
Other facilities	1,384,000	382,000	262.3%

Total cost of operations (excluding depreciation)	$ 39,593,000	$ 38,108,000	3.9%
Net operating income (rental income less cost of operations) (1):
"Same Park" facilities (2)	$101,218,000	$102,670,000	(1.4%)
Other facilities	2,430,000	583,000	316.8%

Total net operating income before straight line rent adjustment	103,648,000	103,253,000	0.4%
Straight line rent adjustment	1,352,000	2,278,000	N/A

Total net operating income	$105,000,000	$105,531,000	(0.5%)

Income:
Facility management fees, net	$ 451,000	$ 443,000	1.8%
Interest and other income	971,000	740,000	31.2%
Expenses:
Depreciation and amortization	43,186,000	41,164,000	4.9%
General and administrative	3,508,000	3,774,000	(7.0%)
Interest expense	3,013,000	4,098,000	(26.5%)

Income before gain on disposal of real estate, discontinued
operations, minority interest, and gain on sale of
marketable securities	$ 56,715,000	$ 57,678,000	(1.7%)

"Same Park" gross margin(3)	72.6%	73.1%	(0.7%)
"Same Park" Weighted average for period:
Occupancy	92.6%	94.5%	(2.0%)
Annualized realized rent per square foot(4)	$ 14.61	$ 14.41	1.4%

(1)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. The key components of NOI are “rental income” less “cost of operations” excluding the effects of the straight-line rent adjustment and depreciation. The Company breaks out “Same Park” operations to provide information regarding trends for properties the Company has held for the periods being compared.

(2)	See “Supplemental Property Data and Trends” below for a definition of “Same Park” facilities.

(3)	Gross margin is computed by dividing NOI by rental income before the straight line rent adjustment.

(4)	Realized rent per square foot represents the actual revenues earned per occupied square foot before straight line rent adjustment.

        Concentration of Portfolio by Region: Rental income and rental income less cost of operations or net operating income prior to depreciation and the straight-line rent adjustment (defined as “NOI” for purposes of the following tables) are summarized for the three and nine months ended September 30, 2003 by major geographic region below. Note that the Company excludes the effects of depreciation and straight-line rent adjustment in the calculation of NOI because the table below is designed to illustrate the concentration of value of the portfolio in the respective regions. The effects of depreciation and the straight-line rent adjustment are generally not considered when determining value in the real estate industry. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with generally accepted accounting principles. Below the table of rental income and NOI based on geographical concentration is a reconciliation to the most comparable amounts determined based on generally accepted accounting principles.

Three Months Ended September 30, 2003

Region	Square Footage	Percent of Total	Rental Income (000's)	Percent of Total	NOI (000's)	Percent of Total
Southern California	3,556,000	24.1%	$12,048	25.1%	$8,922	25.9%
Northern California	1,495,000	10.1%	5,023	10.5%	3,977	11.6%
Southern Texas	833,000	5.6%	2,002	4.2%	1,266	3.7%
Northern Texas	2,062,000	14.0%	5,275	11.0%	3,555	10.3%
Virginia	2,621,000	17.7%	10,453	21.8%	7,726	22.5%
Maryland	1,646,000	11.1%	6,811	14.2%	4,915	14.3%
Oregon	1,973,000	13.3%	4,867	10.2%	3,223	9.4%
Other	598,000	4.1%	1,468	3.0%	830	2.3%

Subtotal	14,784,000	100.0%	47,947	100.0%	34,414	100.0%

Straight line rent adjustment			793		793
Less: Depreciation and amortization expense			N/A		(15,382)

Total based on generally accepted accounting principles			$48,740		$19,825

Nine Months Ended September 30, 2003

Region	Square Footage	Percent of Total	Rental Income (000's)	Percent of Total	NOI (000's)	Percent of Total
Southern California	3,556,000	24.1%	$33,467	23.4%	$25,150	24.3%
Northern California	1,495,000	10.1%	15,258	10.7%	11,897	11.5%
Southern Texas	833,000	5.6%	6,320	4.4%	4,175	4.0%
Northern Texas	2,062,000	14.0%	16,093	11.2%	11,091	10.7%
Virginia	2,621,000	17.7%	31,807	22.2%	22,813	22.0%
Maryland	1,646,000	11.1%	20,074	14.0%	14,632	14.1%
Oregon	1,973,000	13.3%	15,871	11.1%	11,322	10.9%
Other	598,000	4.1%	4,351	3.0%	2,568	2.5%

Subtotal	14,784,000	100.0%	143,241	100.0%	103,648	100.0%

Straight line rent adjustment			1,352		1,352
Less: Depreciation and amortization expense			N/A		(43,186)

Total based on generally accepted accounting principles			$144,593		$61,814

        Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of September 30, 2003. The Company analyzes this concentration to minimize significant industry exposure risk.

Business services	13.4%
Computer hardware, software, and related service	13.0%
Government	10.7%
Contractors	9.2%
Financial services	7.7%
Retail	6.1%
Home furnishings	6.0%
Electronics	5.6%
Communications	4.4%
Manufacturing and assembly	4.2%
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

        The following table summarizes the pre-depreciation historical operating results of the “Same Park” facilities excluding the effects of accounting for rental revenues on a straight-line basis for the nine months ended September 30, 2003 and 2002. The Company excludes the effect of depreciation and straight-line rent accounting because these non-cash accounts have the effect of smoothing earnings and masking trends in operating results. Below the table is a reconciliation to the most comparable amount, determined based on generally accepted accounting principles.

        The following tables summarize the “Same Park” operating results by major geographic region for the three months ended September 30, 2003 and 2002:

Region	Revenues 2003	Revenues 2002	Increase (Decrease)	NOI 2003	NOI 2002	Increase (Decrease)
Southern California	$10,797,000	$10,296,000	4.9%	$8,307,000	$7,768,000	6.9%
Northern California	5,040,000	5,325,000	(5.4%)	3,987,000	4,130,000	(3.5%)
Austin, Texas	2,008,000	2,219,000	(9.5%)	1,269,000	1,477,000	(14.1%)
Northern Texas	5,042,000	5,142,000	(1.9%)	3,433,000	3,397,000	1.1%
Virginia	10,063,000	9,454,000	6.4%	7,421,000	6,671,000	11.2%
Maryland	6,848,000	6,780,000	1.0%	4,942,000	5,376,000	(8.1%)
Oregon	4,935,000	6,271,000	(21.3%)	3,283,000	4,976,000	(34.0%)
Other	1,473,000	1,451,000	1.5%	832,000	751,000	10.8%

	$46,206,000	$46,938,000	(1.6%)	$33,474,000	$34,546,000	3.1%)

Straight line rent
adjustment	613,000	529,000	N/A	613,000	529,000	N/A
Less: Depreciation and
amortization expense	N/A	N/A	N/A	(14,179,000)	(13,741,000)	3.2%

Total based on generally
accepted accounting
principles	$46,819,000	$47,467,000	(1.4%)	$19,908,000	$21,334,000	(6.7%)

        The following tables summarize the “Same Park” operating results by major geographic region for the nine months ended September 30, 2003 and 2002:

Region	Revenues 2003	Revenues 2002	Increase (Decrease)	NOI 2003	NOI 2002	Increase (Decrease)
Southern California	$31,744,000	$30,945,000	2.6%	$24,225,000	$23,462,000	3.3%
Northern California	15,248,000	15,704,000	(2.9%)	11,892,000	12,188,000	(2.4%)
Austin, Texas	6,316,000	6,702,000	(5.8%)	4,175,000	4,334,000	(3.7%)
Northern Texas	15,356,000	15,813,000	(2.9%)	10,590,000	10,990,000	(3.6%)
Virginia	30,494,000	28,347,000	7.6%	21,821,000	19,949,000	9.4%
Maryland	20,061,000	19,622,000	2.2%	14,628,000	14,490,000	1.0%
Oregon	15,861,000	18,969,000	(16.4%)	11,319,000	14,922,000	(24.1%)
Other	4,347,000	4,294,000	1.2%	2,568,000	2,335,000	10.0%

	$139,427,000	$140,396,000	(0.7%)	$101,218,000	$102,670,000	(1.4%)

Straight line rent
adjustment	1,110,000	2,142,000	N/A	1,110,000	2,142,000	N/A
Less: Depreciation and
amortization expense	N/A	N/A	N/A	(41,093,000)	(40,321,000)	1.9%

Total based on generally
accepted accounting
principles	$140,537,000	$142,538,000	(1.4%)	$61,235,000	$64,491,000	(5.0%)

         Southern California

This region includes San Diego, Orange and Los Angeles Counties. The increase in revenues and NOI are the result of this market being the most stable market in the country during 2003 with a diverse economy that felt only modest effects of the technology slump. Weighted average occupancies have decreased from 97.7% for the first nine months in 2002 to 97.2% for the first nine months in 2003. Realized rent per foot has increased 3.0% from $13.55 per foot for the first nine months in 2002 to $13.95 per foot for the first nine months in 2003.

         Northern California

This region includes San Jose, San Francisco and Sacramento, including 1,025,000 square feet in the Silicon Valley, a market that has been devastated by the technology slump. The Company benefited from the early renewal of large leases in its Silicon Valley portfolio and relative strength in the Sacramento market. Weighted average occupancies have outperformed the market and decreased from 97.1% for the first nine months in 2002 to 95.1% for the first nine months in 2003. Realized rent per foot has decreased 1.7% from $14.41 per foot for the first nine months in 2002 compared to $14.17 per foot for the first nine months in 2003.

         Austin, Texas

This region was among the hardest hit due to the technology slump and the Company’s operating results are showing the effects of sharply reduced market rental rates, higher vacancies and business failures. Weighted average occupancies have increased slightly from 90.3% for the first nine months in 2002 to 90.8% for the first nine months in 2003. Realized rent per foot has decreased 6.1% from $11.88 per foot for the first nine months in 2002 to $11.16 per foot for the first nine months in 2003.

         Northern Texas

This region includes Dallas and Houston. The strength in the Company’s Houston portfolio has been mostly offset by the effects of the slowdown in the telecommunications industry impacting the Dallas portfolio. Weighted average occupancies have increased slightly from 93.5% for the first nine months in 2002 to 93.8% for the first nine months in 2003. Realized rent per foot has decreased 3.1% from $11.56 per foot for the first nine months in 2002 to $11.20 per foot for the first nine months in 2003.

         Virginia

The Virginia region includes all major Northern Virginia submarkets surrounding the Washington D.C. metropolitan area. Virginia has been negatively impacted in the Chantilly and Herndon submarkets as a result of the technology and telecommunications industry slowdown. Other submarkets have been positively impacted by increased federal government spending on defense. Weighted average occupancies have increased from 92.1% for the first nine months in 2002 to 95.0% for the first nine months in 2003. Realized rent per foot has increased 4.4% from $16.55 per foot for the first nine months in 2002 to $17.27 per foot for the first nine months in 2003.

         Maryland

The Maryland region consists primarily of facilities in Prince Georges County and Montgomery County. While these markets have been relatively stable, weighted average occupancies have decreased from 93.9% for the first nine months in 2002 to 87.8% for the first nine months in 2003, partially as a result of some unexpected lease terminations. Realized rent per foot has increased 9.4% from $16.92 per foot for the first nine months in 2002 to $18.51 per foot for the first nine months in 2003.

         Oregon

The Oregon region consists primarily of three business parks in the Beaverton submarket of Portland. Oregon has been one of the markets hardest hit by the technology slowdown. The full effect of this slowdown has begun to take effect in 2003 with lease terminations and expirations resulting in significant declines in rental revenue. Weighted average occupancies have decreased from 94.5% for the first nine months in 2002 to 80.5% for the first nine months in 2003. Realized rent per foot has decreased 1.3% from $16.43 per foot for the first nine months in 2002 to $16.12 per foot for the first nine months in 2003.

        Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the three months ended September 30, 2003, $141,000 in net income was recognized from facility management operations compared to $147,000 for the same period in 2002. During the nine months ended September 30, 2003, $451,000 in net income was recognized from facility management operations compared to $443,000 for the same period in 2002.

        Interest and Other Income: Interest and other income reflects earnings on cash balances and dividends on marketable securities in addition to miscellaneous income items. Interest income was $90,000 for the three months ended September 30, 2003 compared to $47,000 for the same period in 2002. Average cash balances and other interest bearing investments and effective interest rates for the three months ended September 30, 2003 were approximately $34 million and 0.93% compared to $10 million and 2.0% for the same period in 2002. Interest income was $414,000 for the nine months ended September 30, 2003 compared to $643,000 for the same period in 2002. Average cash balances and other interest bearing investments and effective interest rates for the nine months ended September 30, 2003 were approximately $40 million and 1.1% compared to $26 million and 3.2% for the same period in 2002. Other income includes income from business services and construction management fees of $55,000 and $556,000 for the three and nine months ended September 30, 2003 compared to $24,000 and $93,000 for the same periods in 2002.

        Cost of Operations: Cost of operations for the three months ended September 30, 2003 was $13.5 million compared to $12.5 million for the same period in 2002. Cost of operations for the nine months ended September 30, 2003 was $39.6 million compared to $38.1 million for the same period in 2002. The increase is due primarily to acquisitions completed during the first six months of 2003. Cost of operations for the nine months ended September 30, 2003 as a percentage of rental income is slightly higher at 27.4% in 2003 compared to 26.5% for the same period in 2002 due primarily to lower rental income without a corresponding decrease in costs, combined with the acquisition of a park with substantial vacancy.

        Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended September 30, 2003 was $15.4 million compared to $14.6 million for the same period in 2002. Depreciation and amortization expense for the nine months ended September 30, 2003 was $43.2 million compared to $42.9 million for the same period in 2002. The increase is primarily due to depreciation expense on real estate facilities developed during 2002 and acquisitions that occurred in 2003.

        General and Administrative Expense: General and administrative expense was $1.1 million for the three months ended September 30, 2003 compared to $1.3 million for the same period in 2002. General and administrative expense was $3.5 million for the nine months ended September 30, 2003 compared to $3.8 million for the same period in 2002. Included in general and administrative costs are internal acquisition expenses, and costs related to the business services program. Business services related costs were $3,000 and $38,000 for the three and nine months ended September 30, 2003, compared to $88,000 and $376,000 for the three and nine months ended September 30, 2002, respectively. Acquisition expenses were $168,000 and $439,000 for the three and nine months ended September 30, 2003 and $103,000 and $416,000 for the three and nine months ended September 30, 2002.

        Interest Expense: Interest expense was $1.0 million for the three months ended September 30, 2003 compared to $1.1 million for the same period in 2002. Interest expense was $3.0 million for the nine months ended September 30, 2003 compared to $4.1 million for the same period in 2002. The decrease is primarily attributable to reduced debt balances in 2003 due primarily to the repayment of mortgage debt and short-term debt during 2002 through the use of retained cash, and proceeds from the issuance of preferred stock and units. Interest expense of none and $288,000 was capitalized as part of building costs associated with properties under development during the nine months ended September 30, 2003 and 2002, respectively.

        Gain on Disposition of Real Estate: Gain on disposition of real estate for the three months ended September 30, 2003 was $14,000 compared to $2.0 million for the same period ended September 30, 2003. Gain on disposition of real estate for the nine months ended September 30, 2003 was $3.5 million compared to $7.4 million for the same period ended September 30, 2002. During the three months ended June 30, 2003 the Company disposed of three properties, one in Lakewood and two in Nashville, for approximately $11.4 million. A gain on the sale of the Lakewood property of $3.2 million and a gain on the sale of the Nashville properties of $300,000 were recognized in the second quarter. The Company disposed of a property in San Diego for approximately $9 million in November 2001 and deferred a gain of $5,366,000 which was later recognized in 2002 when the buyer of the property obtained third party financing for the property and paid off its note to the Company.

        Impairment Charge on Properties Held for Sale: An impairment charge of $5.9 million was recognized during the nine months ended September 30, 2003. For the same period ended September 30, 2002, $900,000 impairment charge was recognized. The impairment loss in 2003 is specific to five office and flex buildings, and a 3.5 acre parcel of land in Beaverton, Oregon that are being marketed for sale. The impairment loss in 2002 was allocable to properties located in San Antonio, Texas that were disposed of in 2002.

        Equity Income of Discontinued Joint Venture: Equity income of discontinued joint venture reflects the Company’s share of net income from its joint venture. Equity income of discontinued joint venture was none for the three months ended September 30, 2003 compared to $138,000 for the same period in 2002. Equity income of discontinued joint venture was $2.3 million for the nine months ended September 30, 2003 compared to $387,000 for the same period in 2002. The increase in 2003 is due to the gain on sale of the remaining six buildings in the joint venture of $1,376,000 and additional income for meeting performance measures of $920,000.

Liquidity and Capital Resources

        Net cash provided by operating activities for the nine months ended September 30, 2003 and 2002 was $102.6 million and $97.8 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements and debt service requirements and to maintain the current level of distributions to shareholders in addition to providing additional returned cash for future growth, debt repayment, and stock repurchase. The table further illustrates the remaining amount of funds available for adding to the value of the Company either through investment or repayment of debt after distribution to shareholders.

        The following table summarizes the Company’s cash flow from operating activities after recurring capital expenditures:

	Nine Months Ended September 30,
	2003	2002
Net income	$38,491,000	$44,018,000
Depreciation and amortization	43,237,000	42,885,000
Minority interest in income	23,494,000	24,256,000
Equity income of discontinued joint venture	(2,296,000)	(265,000)
Gain on sale of marketable securities	(2,043,000)	(41,000)
Gain on disposal of properties	(3,498,000)	(7,407,000)
Impairment charge on properties held for sale	5,907,000	900,000
Change in working capital	(726,000)	(6,562,000)

Net cash provided by operating activities	102,566,000	97,784,000
Maintenance capital expenditures	(2,798,000)	(3,508,000)
Tenant improvements	(9,236,000)	(7,313,000)
Capitalized lease commissions	(3,577,000)	(2,861,000)

Funds available for distributions to shareholders, minority interests,
acquisitions and other corporate purposes	86,955,000	84,102,000
Cash distributions to shareholders and minority interests	(51,189,000)	(54,149,000)

Excess funds available for principal payments on debt, investments in
real estate and other corporate purposes	$35,766,000	$29,953,000

        The Company’s capital structure is characterized by a low level of leverage. As of September 30, 2003, the Company had three fixed rate mortgage notes payable totaling $19.8 million, which represented 1.3% of its total capitalization (based on book value, including minority interest and debt). The weighted average interest rate for the mortgage notes is 7.46%. The Company estimates that approximately 2.0% of its properties, in terms of value are encumbered. The Company also has a seven year $50 million term loan agreement with Fleet National Bank. The note bears interest at LIBOR plus 1.45% and is due on February 20, 2009. In July, 2002, the Company entered into an interest swap transaction which had the effect of fixing the rate on the term loan through July, 2004 at 4.46% per annum.

        The following table outlines upcoming cash flow requirements due to contractual commitments in connection with the Company’s mortgage notes and term loan which have a weighted average interest rate of 5.31% and an average maturity of 5.0 years. At September 30, 2003, approximate principal maturities of mortgage notes and term loan payables are as follows:

2003	$ 151,000
2004	631,000
2005	680,000
2006	7,890,000
2007	5,169,000
Thereafter	55,323,000

$69,844,000

        The Company’s funding strategy is to use permanent capital, including common and preferred stock, and internally generated retained cash flows. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its Credit Facility. The Company targets a leverage ratio of 40% (defined as debt and preferred equity as a percentage of market capitalization). In addition, the Company targets a ratio of Funds from Operations (“FFO”) to combined fixed charges and preferred distributions of 3.0 to 1.0. As of September 30, 2003, the leverage ratio was 30% and the FFO to fixed charges and preferred distributions coverage ratio was 3.7 to 1.0 for the nine months ended September 30, 2003.

        In October 2002, the Company extended its Credit Facility with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.65% to LIBOR plus 1.25% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee of up to 0.25% of the borrowing limit. As of September 30, 2003, there was no balance outstanding on the Credit Facility.

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

        Also, FFO as computed and disclosed by the Company, though computed in conformity with the National Association of Real Estate Investment Trusts’ definition, may not be comparable to FFO computed and disclosed by other REITs. FFO for the Company is computed as follows:

	Nine Months Ended September 30,
	2003	2002
Net income allocable to common shareholders	$26,586,000	$32,535,000
Less: Gain on sale of marketable securities	(2,043,000)	(41,000)
Less: Gain on disposition of real estate	(3,498,000)	(7,407,000)
Less: Equity income from sale of joint venture properties	(1,376,000)	(265,000)
Impairment charge for properties held for sale	5,907,000	900,000
Depreciation and amortization	43,237,000	42,885,000
Depreciation from joint venture	--	57,000
Minority interest in income - common units	9,064,000	11,019,000

Consolidated FFO allocable to common shareholders and minority
interests	77,877,000	79,683,000
FFO allocated to common minority interest - common units	19,781,000	20,159,000

FFO allocated to common shareholders	$58,096,000	$59,524,000

        Capital Expenditures: On a recurring annual basis, the Company expects to expend between $0.90 and $1.40 per square foot in recurring capital expenditures ($13-$20 million based on square footage at September 30, 2003). During 2002, however, the Company incurred $22.1 million in recurring capital expenditures or $1.53 per-weighted average square foot. This amount was higher than the Company expects to incur on a recurring basis due to more generous tenant improvement allowances and higher broker commissions resulting from soft market conditions. The Company expects these conditions to continue or worsen through 2004 and recurring capital expenditures could be in excess of $1.50 per square foot. The following depicts actual capital expenditures for the nine months ended September 30, 2003 and the amounts expected to be expended for the remainder of 2003 (note that the timing and amount of capital expenditures can differ materially from the expectations):

	Nine Months Ended September 30, 2003	Forecasted for Three Months Ending December 31, 2003	Forecasted for Year Ending December 31, 2003
Recurring capital expenditures	$15,611,000	$6,000,000	$21,611,000
First generation tenant improvements and
leasing commissions on developed
properties	492,000	500,000	992,000
Property renovations and other capital
expenditures	8,957,000	1,500,000	10,457,000

Total capital expenditures	$25,060,000	$8,000,000	$33,060,000

        Stock Repurchase: The Company’s Board of Directors has authorized the repurchase from time to time of up to 4,500,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. From January 1, 2003 through September 30, 2003, the Company repurchased 261,200 shares at an aggregate cost of approximately $8,119,000 or $31.08 per share. Since the inception of the program (March 2000), the Company has repurchased an aggregate total of 2,621,711 shares of common stock and 30,484 common units in its operating partnership at an aggregate cost of approximately $70.7 million (average cost of $26.65 per share/unit).

         Redemption of Preferred Stock: On May 22, 2003 and September 30, 2003, the Company repurchased 7,300 and 78,300 depository units of Series A preferred stock at $26.00 and $25.65 per unit, for $190,000 and $2.0 million, respectively. The stated value of the stock was $25 per depository share. The premium and original issuance costs were recorded as an additional distribution to preferred shareholders. The aggregate effect was a reduction of $127,000 of net income and funds from operations allocable to common shareholders and unit holders.

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

        Related Party Transactions: At September 30, 2003, PSI owned 25.2% of the outstanding shares of the Company’s common stock (44.2% upon conversion of its interest in the Operating Partnership) and 25.4% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Ronald L. Havner, Jr., the Company’s chairman, is also the vice-chairman, chief executive officer and a director of PSI. The portion of his compensation allocated to the Company is reviewed and approved by the Company’s Compensation Committee.

        Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services. These costs totaled approximately $255,000 for each of the nine months ended September 30, 2003 and 2002 and are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $439,000 and $454,000 for the nine months ended September 30, 2003, and 2002, respectively. In addition, the Company combines its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation (“Stor-Re”). Stor-Re provides limited property and liability insurance to the Company at commercially competitive rates. The Company and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re’s limitations.

ITEM 2A. RISK FACTORS

        In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating our company and our business.

PSI has significant influence over us.

        PSI owns a substantial number of our shares and of the units of our operating partnership: At September 30, 2003, PSI and its affiliates owned 25.2% of the outstanding shares of our common stock (44.2% upon conversion of its interest in our operating partnership) and 25.4% of the outstanding common units of our operating partnership (100% of the common units not owned by us). Consequently, PSI has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the operating partnership. In addition, PSI’s ownership may make it more difficult for another party to take over our company without PSI’s approval.

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

        We may encounter significant delays in reletting vacant space, resulting in losses of income: When leases expire, we will incur expenses and we may not be able to release the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. Our properties as of September 30, 2003 generally have lower vacancy rates than the average for the markets in which they are located, and leases for 27.4% of our space expire in 2003 or 2004 (leases for 12.6% of the space occupied by small tenants expire in such years). While we have estimated our cost of renewing leases that expire in 2003 and 2004, our estimates could be wrong. If we are unable to release space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.

        Leases with Worldcom and a related Worldcom entity, both of which are in bankruptcy, generate approximately 0.5% of our revenues. Worldcom and its bankrupt related entity have recently notified us that they are rejecting leases representing approximately 0.2% of our revenues and are threatening to reject the other leases with us. In addition, we believe that a second Worldcom related entity, although not in bankruptcy, may be in financial difficulty. A lease with this second Worldcom related entity generates approximately 0.5% of our revenues.

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

        We own most of our properties through our operating partnership. Our organizational documents do not limit our ability to invest funds with others in partnerships or joint ventures. These types of investment may present additional risks. For example, our partners may have interests that differ from ours or that conflict with ours, or our partners may become bankrupt. During 2001, we entered into a joint venture arrangement that held property subject to debt. This joint venture has been liquidated and all debts paid, however, the Company may enter into similar arrangements with the same partner or other partners.

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

        One of the factors that influences the market price of our common stock is the annual rate of distributions that we pay on our common stock, as compared with interest rates. Interest rates in 2002 and 2003 have been at historically low levels. An increase in interest rates may lead purchasers of REIT shares to demand higher annual distribution rates, which could adversely affect the market price of our common stock.

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

We may be affected by California’s budget shortfall.

        The California budget could affect the Company in many ways including: the possible repeal of Proposition 13, which could result in higher property taxes; reduced state and local government spending and the resulting effects on the state and local economies could have an adverse impact on demand for our space. The budget shortfall could impact the Company in other ways that cannot be predicted. California represents approximately 35% of the Company’s net operating income.

Recent change in taxation of corporate dividends may adversely affect the value of our shares.

        The Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted on May 28, 2003 (the “Jobs and Growth Tax Act”), generally reduces to 15% the maximum marginal rate of federal tax payable by individuals on dividends received from a regular C corporation. This reduced tax rate, however, will not apply to dividends paid to individuals by a REIT on its shares except for certain limited amounts. The earnings of a REIT that are distributed to its shareholders still will generally be subject to less federal income taxation on an aggregate basis than earnings of a non-REIT C corporation that are distributed to its shareholders net of corporate-level income tax. The Jobs and Growth Tax Act, however, could cause individual investors to view stocks of regular C corporations as more attractive relative to shares of REITs than was the case prior to the enactment of the legislation because the dividends from regular C corporations, which previously were taxed at the same rate as REIT dividends, now will be taxed as a 15% rate while REIT dividends will be taxed at a 35% rate. We cannot predict what effect, if any, the enactment of this legislation may have on the value of our common shares, either in terms of price or relative to other investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At September 30, 2003, the Company’s debt as a percentage of shareholders’ equity and minority interest (based on book values) was 6.6%.

        The Company’s market risk sensitive instruments include mortgage notes payable and the Company’s term loan which total $19,844,000 and $50,000,000, respectively, at September 30, 2003. All of the Company’s mortgage notes payable bear interest at fixed rates. For the term loan, the Company entered into an interest rate swap transaction which had the effect of fixing the note on the term loan for two years (through July, 2004) at 4.46%. See Note 2 and Note 6 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable as of September 30, 2003. Based on borrowing rates currently available to the Company, the carrying amount of debt approximates fair value.

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

ITEM 5. OTHER INFORMATION

Management Changes

In August, 2003, Joseph D. Russell, Jr. was elected Chief Executive Officer of the Company to succeed Ronald L. Havner, Jr. Mr. Havner will continue as Chairman of the Board of Directors and intends to remain active in the Company’s business, focusing on strategic and financial initiatives. Mr. Russell was also elected a director of the newly expanded Board.

Mr.     Russell has served as President of the Company since September 2002. Before joining the Company he had worked at Spieker Partners for more than ten years, becoming an officer of Spieker Properties when it went public as a REIT in 1993. Prior to its merger with Equity Office Properties (EOP) in 2001, Mr. Russell was President of Spieker Properties’ Silicon Valley Region. Mr. Russell earned a Bachelor of Science degree from the University of Southern California and a Masters of Business Administration from the Harvard Business School.

The Company’s Chief Financial Officer, Jack E. Corrigan, has announced he will resign. Mr. Corrigan will remain with the Company until his successor is hired and becomes familiar with the Company’s operations.

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

(b)     Reports on Form 8-K

On July 9, 2003, a Current Report on Form 8-K was furnished to the SEC pursuant to Items 7(c) and 9 relating to the Company’s operating results for the quarter ended June 30, 2003.

On August 1, 2003, a Current Report on Form 8-K was furnished to the SEC pursuant to Items 7(c) and 9 relating to the Company’s operating results for the quarter ended June 30, 2003.

On August 13, 2003, a Current Report on Form 8-K was furnished to the SEC pursuant to Items 7(c) and 9 relating to the Company’s announcement of management changes.

On September 17, 2003, a Current Report on Form 8-K was filed pursuant to Items 5 and 7(c) relating to the public offering of shares by a selling stockholder, leases with a tenant in bankruptcy, and an additional risk factor due to a recent change in taxation of corporate dividends.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2003

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

WHEREAS: The corporation’s Bylaws permit the Board of Directors to designate the number of directors of the corporation provided that such number is within the range of not less than five (5) or more than nine (9); and

NOW, THEREFORE, BE IT RESOLVED: That the second sentence of Section 2 of Article IV of the corporation’s Bylaws is hereby amended to read as follows:

“The exact number of directors shall be eight (8) until changed within the limits specified above, by a bylaw amending this section 2, duly adopted by the board of directors or by the shareholders.”

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph D. Russell, Jr. certify that:

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

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

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

/s/ Joseph D. Russell, Jr.
Name: Joseph D. Russell, Jr.
Title: Chief Executive Officer
Date: November 13, 2003

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

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

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
Date: November 13, 2003

Exhibit 32.1

Certification of CEO and CFO Pursuant to
18 U.S.C. Section 1350,
as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of PS Business Parks, Inc. (the “Company”) for the quarterly period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Joseph D. Russell Jr., as Chief Executive Officer of the Company, and Jack Corrigan, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph D. Russell, Jr.
Name: Joseph D. Russell, Jr.
Title: Chief Executive Officer
Date: November 13, 2003

/s/ Jack Corrigan
Name: Jack Corrigan
Title: Chief Financial Officer
Date: November 13, 2003

A signed original of this written statement required by Section 906 has been provided to PS Business Parks, Inc. and will be retained by PS Business Parks, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.