Form 10-K
period 2003-12-31
PS BUSINESS PARKS INC/CA
filed 2004-03-15
CIK 866368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSIONWASHINGTON,
D.C. 20549

FORM 10-K

[X]     Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003.

or

[     ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission File Number 1-10709

PS BUSINESS PARKS, INC.
(Exact name of registrant as specified in its charter)

California	95-4300881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Western Avenue, Glendale, California 91201-2397
(Address of principal executive offices)    (Zip Code)
Registrant’s telephone number, including area code: (818) 244-8080
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 9-1/4% Cumulative Preferred Stock, Series A, $0.01 par value	American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 9-1/2% Cumulative Preferred Stock, Series D, $0.01 par value	American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8-3/4% Cumulative Preferred Stock, Series F, $0.01 par value	American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.00% Cumulative Preferred Stock, Series H, $0.01 par value	American Stock Exchange

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

Yes	X	No	______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No	______

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2003:

Common Stock, $0.01 par value, $452,606,363 (computed on the basis of $35.30 per share which was the reported closing sale price of the Company’s Common Stock on the American Stock Exchange on June 30, 2003).

The number of shares outstanding of the registrant’s common stock, as of March 5, 2004:

Common Stock, $0.01 par value, 21,649,861 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement to be filed in connection with the annual shareholders’ meeting to be held in 2004 are incorporated by reference into Part III.

PART I.

ITEM 1. BUSINESS

The Company

        PS Business Parks, Inc. (“PSB”) is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties, primarily multi-tenant flex, office and industrial space. As of December 31, 2003, PSB owned approximately 75% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units were owned by Public Storage, Inc. (“PSI”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references to “the Company,” “we,” “us,” “our,” and similar references mean PS Business Parks, Inc. and its subsidiaries, including the Operating Partnership.

        As of December 31, 2003, the Company owned and operated approximately 18.3 million net rentable square feet of commercial space located in eight states: Arizona, California, Florida, Maryland, Oregon, Texas, Virginia, and Washington. This represented a 27% increase in commercial square footage from December 31, 2002. The Company also managed approximately 1.3 million net rentable square feet on behalf of PSI, its affiliated entities, and third party owners.

        History of the Company: The Company was formed in 1990 as a California corporation under the name Public Storage Properties XI, Inc. In a March 17, 1998 merger with American Office Park Properties, Inc. (“AOPP”) (the “Merger”), the Company acquired the commercial property business previously operated by AOPP and was renamed “PS Business Parks, Inc.” Prior to the merger in January 1997, AOPP was reorganized to succeed to the commercial property business of PSI, becoming a fully integrated, self advised, and self managed REIT.

        From 1998 through 2001, the Company added 9.7 million square feet in Virginia, Maryland, Texas, Oregon, California, and Arizona, acquiring 9.2 million square feet of commercial space from unaffiliated third parties and developing an additional 500,000 square feet. The cost of these additions was approximately $756 million.

        During 2002, although the economy and real estate fundamentals softened, asking prices for real properties in the Company’s target markets increased. This resulted in an environment is which the Company was unable to identify acquisitions at prices that met its investment criteria. The Company disposed of four properties totaling 386,000 square feet that no longer met its investment criteria. These dispositions resulted in aggregate net proceeds of $23.3 million.

        During 2003, the Company acquired 4.1 million square feet of commercial space from unaffiliated third parties, including a 3.4 million square foot property located in Miami, Florida, which represents a new market for the Company. The Miami property represented approximately 18% of the Company’s aggregate net rentable square footage at December 31, 2003. The cost of these acquisitions was approximately $283 million. The Company also disposed of four properties totaling 226,000 square feet and a one acre plot of land that no longer met its investment criteria. These dispositions resulted in aggregate net proceeds of $14.5 million.

        The Company has elected to be taxed as a REIT under the Internal Revenue Code (the “Code”), commencing with its taxable year ended December 31, 1990. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the net income that is currently distributed to its shareholders.

        The Company’s principal executive offices are located at 701 Western Avenue, Glendale, California 91201-2397. The Company’s telephone number is (818) 244-8080. The Company maintains a website with the address www.psbusinessparks.com. The information contained on the Company’s website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission.

        Business of the Company: The Company is in the commercial property business, with properties consisting of flex, industrial, and suburban office space. The Company owns approximately 11.6 million square feet of flex space. The Company defines “flex” space as buildings that are configured with a combination of warehouse and office space and can be designed to fit a wide variety of uses. The warehouse component of the flex space has a number of uses including light manufacturing and assembly, storage and warehousing, showroom, laboratory, distribution and research and development activities. The office component of flex space is complementary to the warehouse component by enabling businesses to accommodate management and production staff in the same facility. The Company owns approximately 4.0 million square feet of industrial space that have characteristics similar to the warehouse component of the flex space. In addition, the Company owns approximately 2.8 million square feet of low-rise suburban office space, generally either in business parks that combine office and flex space or in desirable submarkets where the economics of the market demand an office build-out.

        The Company’s commercial properties typically consist of low-rise buildings, ranging from one to over fifty buildings per property, located on up to 216 acres and containing from approximately 20,000 to 3,400,000 square feet of rentable space in the aggregate. Facilities are managed through either on-site management or area offices central to the facilities. Parking is generally open but in some instances is covered. The ratio of parking spaces to rentable square feet ranges from two to six per thousand square feet depending upon the use of the property and its location. Office space generally requires a greater parking ratio than most industrial uses. The Company may acquire properties that do not have these characteristics.

        The tenant base for the Company’s facilities is diverse. The portfolio can be bifurcated into those facilities that service small to medium-sized businesses and those that service larger businesses. Approximately 23% of the annual rents from the portfolio are from facilities that serve small to medium-sized businesses. A property in this facility type is typically divided into units ranging in size from 500 to 5,000 square feet and leases generally range from one to three years. The remaining 77% of the annual rents is derived from facilities that serve larger businesses, with units greater than 5,000 square feet. The Company also has several tenants that lease space in multiple buildings and locations. The U.S. Government is the largest tenant with 20 leases encompassing 557,000 square feet, in 14 separate locations, or approximately 3% of the Company’s portfolio.

        The Company intends to continue acquiring commercial properties located throughout the United States. The Company’s policy of acquiring commercial properties may be changed by its Board of Directors without shareholder approval. However, the Board of Directors has no intention of changing this policy at this time. Although the Company currently owns properties in eight states, it may expand its operations to other states or reduce the number of states in which it operates. Properties are acquired for both income and potential capital appreciation; there is no limitation on the amount that can be invested in any specific property.

        The Company may acquire land for the development of commercial properties. In general, the Company expects to acquire land that is adjacent to commercial properties that the Company already owns or is acquiring. The Company owned approximately 6.4 acres of land in Northern Virginia, 26.4 acres in Portland, Oregon, 1.0 acre in Rockville, Maryland and 10.0 acres in Dallas, Texas as of December 31, 2003. The Company has no present plan to improve or develop these properties.

Operating Partnership

        The properties in which the Company has an equity interest will generally be owned by the Operating Partnership. The Company has the ability to acquire interests in additional properties in transactions that could defer the contributors’ tax consequences by causing the Operating Partnership to issue equity interests in return for interests in properties.

        As the general partner of the Operating Partnership, the Company has the exclusive responsibility under the Operating Partnership Agreement to manage and conduct the business of the Operating Partnership. The Board of Directors directs the affairs of the Operating Partnership by managing the Company’s affairs. The Operating Partnership will be responsible for, and pay when due, its share of all administrative and operating expenses of the properties it owns.

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

        Preferred Units: As of December 31, 2003, the Operating Partnership had an aggregate of 8,710,000 preferred units owned by third parties with distribution rates ranging from 7.95% to 9.25% (per annum) with an aggregate stated value of $217,750,000. The Operating Partnership has the right to redeem the preferred units on or after the fifth anniversary of the issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. Each series of preferred units is exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PS Business Parks, Inc. on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the applicable series of preferred units.

        As of December 31, 2003, in connection with the Company’s issuance of publicly traded Cumulative Preferred Stock, the Company owned 2,112,900 preferred units with a stated value of approximately $52.8 million with terms substantially identical to the terms of the publicly traded depositary shares each representing 1/1,000 of a share of 9-1/4% Cumulative Preferred Stock, Series A of the Company, 2,634,000 preferred units with a stated value of $65.9 million with terms substantially identical to the terms of the publicly traded depositary shares each representing 1/1,000 of a share of 9-1/2% Cumulative Preferred Stock, Series D of the Company and 2,000,000 preferred units with a stated value of $50.0 million with terms substantially identical to the terms of the publicly traded depositary shares each representing 1/1,000 of a share of 8-3/4% Cumulative Preferred Stock, Series F of the Company. In January 2004, the Company issued an additional 6,900,000 preferred units with a stated value of $172.5 million with terms substantially identical to the terms of the publicly traded depositary shares, each representing 1/1,000 of a share of 7.0% Cumulative Preferred Stock, Series H of the Company. The holders of all series of Preferred Stock may combine to elect two directors if the Company fails to make dividend payments for two consecutive quarters.

        Redemption of Partnership Interests: Subject to certain limitations described below, each limited partner other than the Company and holders of preferred units has the right to require the redemption of such limited partner’s units. This right may be exercised on at least 10 days notice at any time or from time to time, beginning on the date that is one year after the date on which such limited partner is admitted to the Operating Partnership (unless otherwise contractually agreed by the general partner).

        Unless the Company, as general partner, elects to assume and perform the Operating Partnership’s obligation with respect to a redemption right, as described below, a limited partner that exercises its redemption right will receive cash from the Operating Partnership in an amount equal to the “redemption amount” (as defined in the Operating Partnership Agreement generally to reflect the average trading price of the Common Stock of the Company over a specified 10 day period) for the units redeemed. In lieu of the Operating Partnership redeeming the units for cash, the Company, as the general partner, has the right to elect to acquire the units directly from a limited partner exercising its redemption right, in exchange for cash in the amount specified above as the “redemption amount” or by issuance of the “shares amount” (as defined in the Operating Partnership Agreement), generally to mean the issuance of one share of the Company Common Stock for each unit of limited partnership interest redeemed.

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

        Tax Protection Provisions: The Operating Partnership Agreement provides that, until 2007, the Operating Partnership may not sell any of 11 designated properties in a transaction that will produce taxable gain for the contributing partner without the prior written consent of PSI. The Operating Partnership is not required to obtain PSI’s consent if PSI and its affiliated partnerships do not continue to hold at the time of the sale at least 30% of their original interest in the Operating Partnership. Since PSI’s consent is required only in connection with a taxable sale of one of the 11 designated properties, the Operating Partnership will not be required to obtain PSI’s consent in connection with a “like-kind” exchange or other nontaxable transaction involving one of these properties. Such properties have been sold with consent not withheld. These properties represent 7.0% of the square footage in the Company’s portfolio. Since formation of the Operating Partnership, the Company has asked for and received PSI’s consent to sell one property.

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

Cost Allocation and Administrative Services

        Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services. These services include employee relations, insurance, administration, management information systems, legal, income tax and office services. Under this agreement, costs are allocated to the Company in accordance with its proportionate share of these costs. These allocated costs totaled $335,000, $337,000, and $834,000 for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, in November, 2002, the former Chief Executive Officer of the Company, Ronald L. Havner, Jr. was appointed Chief Executive Officer of PSI. Mr. Havner resigned as Chief Executive Officer of the Company in August, 2003 and was succeeded by Joseph D. Russell, Jr., but remains Chairman of the Company. An allocation to the Company of his compensation from PSI for the year was reviewed by the Company’s compensation committee.

Common Officers and Directors

        Ronald L. Havner, Jr., the Chairman of the Company, is the Vice-Chairman and Chief Executive Officer of PSI. Harvey Lenkin, the President and Chief Operating Officer of PSI, is a Director of both the Company and PSI. The Company engages additional executive personnel who render services exclusively for the Company. However, it is expected that certain officers of PSI will continue to render services for the Company as requested.

Property Management

        The Company continues to manage commercial properties owned by PSI and its affiliates, which are generally adjacent to mini-warehouses, for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. The property management contract with PSI is for a seven-year term with the agreement automatically extending for successive one-year terms (unless cancelled by either party). PSI can cancel the property management contract upon 60 days notice while the Operating Partnership can cancel it upon seven years notice. Management fee revenue derived from these management contracts with affiliates totaled approximately $581,000 for the year ended December 31, 2003.

Management

         Joseph D. Russell, Jr. (44) leads the Company’s senior management team. Mr. Russell is President and Chief Executive Officer of the Company. The Company’s executive management includes: Stephen King (47), Executive Vice President and Chief Administrative Officer; Edward Stokx (38), Executive Vice President and Chief Financial Officer; Maria Hawthorne (44), Senior Vice President (East Coast Division); Michael Lynch (51), Vice President-Director of Acquisitions and Development; Joseph Miller (40), Vice President and Corporate Controller; Angelique Benschneider (41), Vice President (Midwest Division); Coby Holley (35), Vice President (Pacific Northwest Division), Robin Mather (41), Vice President (Southern California Division), and Bill McFaul (38), Vice President (Maryland Division).

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

Operating Strategy

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

        Maximize Net Cash Flow of Existing Properties: The Company seeks to maximize the net cash flow generated by its existing properties by (i) maximizing average occupancy rates, (ii) achieving higher levels of realized monthly rents per occupied square foot, and (iii) reducing its operating cost structure by improving operating efficiencies and economies of scale. The Company believes that its experienced property management personnel and comprehensive systems combined with increasing economies of scale will enhance the Company’s ability to meet these goals. The Company seeks to increase occupancy rates and realized monthly rents per square foot by providing its field personnel with incentives to lease space to higher credit tenants and to maximize the return on investment in each lease transaction. The return for these incentive purposes is measured by the internal rate of return on each lease transaction after deducting tenant improvements and lease commissions. The Company seeks to reduce its cost structure by controlling capital expenditures associated with re-leasing space by acquiring and owning properties with easily reconfigured space that appeal to a wide range of tenants.

        Focus on Targeted Markets: The Company intends to continue investing in markets that have characteristics which enable them to be competitive economically in the short and long-term. The Company believes that markets with some combination of above average population growth, education levels and personal income will produce better economic returns. As of December 31, 2003, 98% of the Company’s square footage was located in these targeted core markets. Based on information provided by Claritas Inc., a marketing information resources company, these markets have experienced over twice the population growth of the United States average over the past decade. In addition, these markets, on average, have 35% more college graduates and 23% more household income than the United States average. The Company targets individual properties in those markets that are close to important services and universities and have easy access to major transportation arteries.

        Use Knowledge of Core Markets to Make Opportunistic Acquisitions in a Fragmented Industry: The Company believes its knowledge of its core markets enhances its ability to identify attractive acquisition opportunities and capitalize on the overall fragmentation in the “flex” space industry. The Company maintains local market information on rates, occupancies and competition in each of its core markets. According to Torto Wheaton Research, an independent provider of commercial real estate data, there is approximately 1.4 billion square feet of “flex” space facilities in the United States. The Company, as one of the largest operators of flex space, owns less than 1% of the total market. The Company believes that the fragmented nature of this market creates opportunities for the Company to use its knowledge to make acquisitions on favorable terms.

        Reduce Expenditures and Increase Occupancy Rates by Providing Flexible Properties and Attracting a Diversified Tenant Base: By focusing on properties with easily reconfigured space, the Company believes it can offer facilities that appeal to a wide range of potential tenants, which aids in reducing the capital expenditures associated with re-leasing space. The Company believes this property flexibility also allows it to better serve existing tenants by accommodating their inevitable expansion and contraction needs. In addition, the Company believes that a diversified tenant base and property flexibility helps it maintain high occupancy rates during periods when market demand is weak, by enabling it to attract a greater number of potential users to its space.

        Provide Superior Property Management: The Company seeks to provide a superior level of service to its tenants in order to achieve high occupancy and rental rates, as well as minimize customer turnover. The Company’s property management offices are primarily located on-site or regionally located, providing tenants with convenient access to management and helping the Company maintain its properties and convey a sense of quality, order and security. The Company has significant experience in acquiring properties managed by others and thereafter improving tenant satisfaction, occupancy levels, renewal rates and rental income by implementing established tenant service programs.

        Develop New Properties in Existing Core Markets: The Company’s development strategy is to selectively construct new properties next to business parks in which it already owns properties. The Company develops these properties using the expertise of local development companies. The Company plans to keep development properties to less than 5% of its portfolio on a book value basis before deducting accumulated depreciation. In addition, the Company plans to limit development activity in 2004 to an amount equal to first generation leasing costs on completed developments and developments that have been pre-leased.

Financing Strategy

        The Company’s primary objective in its financing strategy is to maintain financial flexibility and a low risk capital structure using permanent capital to finance its growth. Key elements of this strategy are:

        Retain Operating Cash Flow: The Company seeks to retain significant funds (after funding its distributions and capital improvements) for additional investments and debt reduction. During the year ended December 31, 2003, the Company distributed 34% of its funds from operations (“FFO”) to common shareholders/unitholders and retained cash of $46.0 million, after recurring capital expenditures — for principal payments on debt, repurchasing its common stock and reinvestment into real estate assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

        Perpetual Preferred Stock/Units: The primary source of leverage in the capital structure is perpetual preferred stock or the equivalent preferred units in the operating partnership. This method of financing eliminates interest rate and refinancing risks because the dividend rate is fixed and the stated value or capital contribution is not required to be repaid. In addition, the consequences of defaulting on required preferred distributions is less severe than with debt. The preferred stockholders may elect two directors if two consecutive quarterly distributions go unpaid.

        Debt Financing: The Company has used debt financing to a limited degree. This debt financing has come in four forms: an unsecured $100 million revolving line of credit with Wells Fargo Bank is used as a temporary short term source of acquisition financing; an unsecured $50 million term loan from Fleet National Bank, which was repaid in February, 2004; an unsecured $100 million loan from PSI, which was repaid in the first quarter of 2004; and certain mortgage debt in connection with property acquisitions. The Company has borrowed from Public Storage, Inc. from time to time, to temporarily fund acquisitions.

        Access to Acquisition Capital: The Company targets a ratio of FFO to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unitholders. As of the year ended December 31, 2003, the FFO to combined fixed charges and preferred distributions ratio was 3.5 to 1.0. In addition, the Company believes that its financial position will enable it to access capital to finance its future growth. Subject to market conditions, the Company may add leverage to its capital structure.

Competition

        Competition in the market areas in which many of the Company’s properties are located is significant and has reduced the occupancy levels and rental rates of, and increased the operating expenses of, certain of these properties. Competition may be accelerated by any increase in availability of funds for investment in real estate. Barriers to entry are relatively low for those with the necessary capital and the Company competes for property acquisitions and tenants with entities that have greater financial resources than the Company. Recent increases in sublease space and unleased developments are expected to further intensify competition among operators in certain market areas in which the Company operates.

        The Company’s properties compete for tenants with similar properties located in its markets primarily on the basis of location, rent charged, services provided and the design and condition of improvements. The Company believes it possesses several distinguishing characteristics that enable it to compete effectively in the flex, office and industrial space markets. The Company believes its personnel are among the most experienced in these real estate markets. The Company’s facilities are part of a comprehensive system encompassing standardized procedures and integrated reporting and information networks. The Company believes that the significant operating and financial experience of its executive officers and directors combined with the Company’s capital structure, national investment scope, geographic diversity and economies of scale should enable the Company to compete effectively.

Investments in Real Estate Facilities

        As of December 31, 2003, the Company owned and operated approximately 18.3 million net rentable square feet compared to 14.4 million net rentable square feet at December 31, 2002. The net increase in net rentable square feet was due to the acquisition of properties, partially offset by the disposition of facilities that were identified by management as not meeting the Company’s ongoing investment strategy.

Summary of Business Model

        The Company has a diversified portfolio. It is diversified geographically in eight major markets and has a diversified customer mix by size and industry concentration. The Company believes that this diversification combined with a conservative financing strategy, focus on markets with strong demographics for growth and operating strategy gives the Company a business model that mitigates risk and provides strong long-term growth opportunities.

Restrictions on Transactions with Affiliates

        The Company’s Bylaws provide that the Company may engage in a purchase or sale transaction with affiliates only if a transaction with an affiliate is (i) approved by a majority of the Company’s independent directors and (ii) fair to the Company based on an independent appraisal or fairness opinion.

Borrowings

        As of December 31, 2003, the Company had outstanding mortgage notes payable balances of approximately $20 million, $50 million outstanding on the Company’s term loan, $95 million outstanding on its credit facility, and $100 million in short-term borrowings from PSI. See Notes 5 and 6 to the consolidated financial statements for a summary of the Company’s borrowings at December 31, 2003.

         As of December 31, 2003, the Company had $100 million in short-term borrowings from PSI. The note bore interest at 1.4% and was due on March 9, 2004. The Company repaid the note in full during the first quarter of 2004.

        The Company has an unsecured line of credit (the “Credit Facility”) with Wells Fargo Bank with a borrowing limit of $100 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. In December 2003, the terms of the Credit Facility were amended to reduce the LIBOR spread to the amount discussed below. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.60% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.70%). In addition, the Company is required to pay an annual commitment fee of 0.25% of the borrowing limit. The Company had drawn $95 million and $0 on its line of credit at December 31, 2003 and 2002, respectively. The Company repaid in full the $95 million outstanding on its line of credit in January, 2004, and subsequently borrowed $51 million on its line of credit in February, 2004 to repay its $50 million term loan.

        The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.45 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively, (iii) maintain a minimum tangible net worth (as defined) and (iv) limit distributions to 95% of funds from operations (as defined) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company’s unsecured recourse debt; the ratio was 2.7 times at December 31, 2003) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 2003.

        In February 2002, the Company entered into a seven year, $50 million unsecured term note agreement with Fleet National Bank. The note bears interest at LIBOR plus 1.45% per annum and is due on February 20, 2009. The Company paid a one-time facility fee of 0.35% or $175,000 for the loan. The Company used the proceeds from the loan to reduce the amount drawn on the Credit Facility. During July, 2002, the Company entered into an interest rate swap transaction which resulted in a fixed Libor rate of 3.01% for the term loan through July, 2004, resulting in an all in rate of 4.46% per annum on the term loan. The unsecured note required the Company to meet covenants that are substantially the same as the covenants in the Credit Facility. The Company was in compliance with the note covenants at December 31, 2003. In February 2004, the Company repaid in full the $50 million outstanding on its term loan with Fleet National Bank with proceeds from its line of credit. The $50 million interest rate swap contract will be designated to the LIBOR-based borrowings on the line of credit.

        The Company has broad powers to borrow in furtherance of the Company’s objectives. The Company has incurred in the past, and may incur in the future, both short-term and long-term indebtedness to increase its funds available for investment in real estate, capital expenditures and distributions.

Employees

        As of December 31, 2003, the Company employed 128 individuals, primarily personnel engaged in property operations. The Company believes that its relationship with its employees is good and none of the employees are represented by a labor union.

Insurance

        The Company believes that its properties are adequately insured. The Company combines its insurance coverage with PSI to increase the combined buying power. Facilities operated by the Company have historically been covered by comprehensive insurance, including fire, earthquake, liability and extended coverage from nationally recognized carriers.

ITEM 1A. RISK FACTORS

        In addition to the other information in this Form 10-K, the following factors should be considered in evaluating our company and our business.

Public Storage has significant influence over us.

        At December 31, 2003, Public Storage and its affiliates owned 25% of the outstanding shares of our common stock (44% upon conversion of its interest in our operating partnership) and 25% of the outstanding common units of our operating partnership (100% of the common units not owned by us). Also, Ronald L. Havner, Jr., our Chairman of the Board, is also Vice-Chairman, Chief Executive Officer and a Director of Public Storage and Harvey Lenkin, one of our Directors, is President, Chief Operating Officer, and a Director of Public Storage. Consequently, Public Storage has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the operating partnership. In addition, Public Storage’s ownership may make it more difficult for another party to take over our company without Public Storage’s approval.

Provisions in our organizational documents may prevent changes in control.

        Our articles generally prohibit owning more than 7% of our shares. Our articles of incorporation restrict the number of shares that may be owned by any other person, and the partnership agreement of our operating partnership contains an anti-takeover provision. No shareholder (other than Public Storage and certain other specified shareholders) may own more than 7% of the outstanding shares of our common stock, unless our board of directors waives this limitation. We imposed this limitation to avoid, to the extent possible, a concentration of ownership that might jeopardize our ability to qualify as a REIT. This limitation, however, also makes a change of control much more difficult (if not impossible) even if it may be favorable to our public shareholders. These provisions will prevent future takeover attempts not approved by Public Storage even if a majority of our public shareholders consider it to be in their best interests because they would receive a premium for their shares over the shares’ then market value or for other reasons.

        Our board can set the terms of certain securities without shareholder approval. Our board of directors is authorized, without shareholder approval, to issue up to 50,000,000 shares of preferred stock and up to 100,000,000 shares of equity stock, in each case in one or more series. Our board has the right to set the terms of each of these series of stock. Consequently, the board could set the terms of a series of stock that could make it difficult (if not impossible) for another party to take over our company even if it might be favorable to our public shareholders. Our articles of incorporation also contain other provisions that could have the same effect. We can also cause our operating partnership to issue additional interests for cash or in exchange for property.

        The partnership agreement of our operating partnership restricts mergers: The partnership agreement of our operating partnership generally provides that we may not merge or engage in a similar transaction unless the limited partners of our operating partnership are entitled to receive the same proportionate payments as our shareholders. In addition, we have agreed not to merge unless the merger would have been approved had the limited partners been able to vote together with our shareholders, which has the effect of increasing Public Storage’s influence over us due to Public Storage’s ownership of operating partnership units. These provisions may make it more difficult for us to merge with another entity.

Our operating partnership poses additional risks to us.

        Limited partners of our operating partnership, including Public Storage, have the right to vote on certain changes to the partnership agreement. They may vote in a way that is against the interests of our shareholders. Also, as general partner of our operating partnership, we are required to protect the interests of the limited partners of the operating partnership. The interests of the limited partners and of our shareholders may differ.

We cannot sell certain properties without Public Storage’s approval.

        Prior to 2007, we are prohibited from selling 11 specified properties without Public Storage’s approval. Since Public Storage would be taxed on a sale of these properties, the interests of Public Storage and our shareholders may differ as to the best time to sell.

We would incur adverse tax consequences if we fail to qualify as a REIT.

        Our cash flow would be reduced if we fail to qualify as a REIT: While we believe that we have qualified since 1990 to be taxed as a REIT, and will continue to be so qualified, we cannot be certain. To continue to qualify as a REIT, we need to satisfy certain requirements under the federal income tax laws relating to our income, assets, distributions to shareholders and shareholder base. In this regard, the share ownership limits in our articles of incorporation do not necessarily ensure that our shareholder base is sufficiently diverse for us to qualify as a REIT. For any year we fail to qualify as a REIT, we would be taxed at regular corporate tax rates on our taxable income unless certain relief provisions apply. Taxes would reduce our cash available for distributions to shareholders or for reinvestment, which could adversely affect us and our shareholders. Also we would not be allowed to elect REIT status for five years after we fail to qualify unless certain relief provisions apply.

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

        Summary of real estate risks: We own and operate commercial properties and are subject to the risks of owning real estate generally and commercial properties in particular. These risks include:

o	the national, state and local economic climate and real estate conditions, such as oversupply of or reduced demand for space and changes in market rental rates;

o	how prospective tenants perceive the attractiveness, convenience and safety of our properties;

o	our ability to provide adequate management, maintenance and insurance;

o	our ability to collect rent from tenants on a timely basis;

o	the expense of periodically renovating, repairing and reletting spaces;

o	environmental issues;

o	compliance with the Americans with Disabilities Act and other federal, state, and local laws and regulations;

o	increasing operating costs, including real estate taxes, insurance and utilities, if these increased costs cannot be passed through to tenants;

o	changes in tax, real estate and zoning laws;

o	increase in new commercial properties in our market;

o	tenant defaults and bankruptcies;

o	tenant's right to sublease space; and

o	concentration of properties leased to non-rated private companies.

        Certain significant costs, such as mortgage payments, real estate taxes, insurance and maintenance, generally are not reduced even when a property’s rental income is reduced. In addition, environmental and tax laws, interest rate levels, the availability of financing and other factors may affect real estate values and property income. Furthermore, the supply of commercial space fluctuates with market conditions.

        If our properties do not generate sufficient income to meet operating expenses, including any debt service, tenant improvements, leasing commissions and other capital expenditures, we may have to borrow additional amounts to cover fixed costs, and we may have to reduce our distributions to shareholders.

        We recently acquired a large property in a new market: In December 2003, we acquired an industrial park in Miami, Florida. This is our only property in this market and represents approximately 18% of our properties’ aggregate net rentable square footage at December 31, 2003. As a result of our lack of experience with the Miami market and other factors, the operating performance of this property may be less than we anticipate, and we may have difficulty in integrating this property into our existing portfolio.

        We may encounter significant delays and expense in reletting vacant space, or we may not be able to relet space at existing rates, in each case resulting in losses of income: When leases expire, we will incur expenses in retrofitting space and we may not be able to release the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. Our properties as of December 31, 2003 generally have lower vacancy rates than the average for the markets in which they are located, and leases accounting for 18.5% of our annual rental income expire in 2004 and 25.4% in 2005 (leases accounting for 32.6% of our annual rental income from small tenants expire in 2004 and 26.7% in 2005). While we have estimated our cost of renewing leases that expire in 2004 and 2005, our estimates could be wrong. If we are unable to release space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.

        Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty in collecting from tenants in default, particularly if they declare bankruptcy. This could affect our cash flow and distributions to shareholders. Since many of our tenants are non-rated private companies, this risk may be enhanced.

         Leases with Footstar generate approximately 0.9% of our revenues. Footstar and its affiliates recently filed for protection under Chapter 11 of the U.S. Bankruptcy Laws. In connection with such filing, they have rejected one of two leases with the Company. The lease which has been rejected consists of approximately 60,000 square feet in Dallas, Texas, with minimum annual rents of approximately $620,000. No action has been taken with respect to the second lease. In addition, leases with Worldcom and a related Worldcom entity, both of which are in bankruptcy, generate approximately 0.5% of our revenues. Worldcom and its bankrupt related entity have recently notified us that they are rejecting leases representing approximately 0.2% of our revenues and are threatening to reject the other leases with us. In addition, we believe that a second Worldcom related entity, although not in bankruptcy, may be in financial difficulty. A lease with this second Worldcom related entity generates approximately 0.5% of our revenues. Another large tenant representing approximately 1.2% of revenues originally defaulted on its lease obligations in the third quarter of 2002. While the tenant subsequently cured the original default, they have continued to experience multiple default situations, most recently in February, 2004, which was subsequently cured in March, 2004. The Company will continue to monitor this tenant and its financial condition. The tenant is requesting a modification of its lease. Several other of our large tenants have contacted us, requesting early termination of their lease, rent reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.

        We may be adversely affected by significant competition among commercial properties: Many other commercial properties compete with our properties for tenants. Some of the competing properties may be newer and better located than our properties. We also expect that new properties will be built in our markets. Also, we compete with other buyers, many of whom are larger than us, for attractive commercial properties. Therefore, we may not be able to grow as rapidly as we would like.

        We may be adversely affected if casualties to our properties are not covered by insurance: We carry insurance on our properties that we believe is comparable to the insurance carried by other operators for similar properties. However, we could suffer uninsured losses or losses in excess of policy limits for such occurrences such as earthquakes that adversely affect us or even result in loss of the property. We might still remain liable on any mortgage debt or other unsatisfied obligations related to that property.

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

        We may incur significant environmental remediation costs: Under various federal, state and local environmental laws, an owner or operator of real estate may have to clean spills or other releases of hazardous or toxic substances on or from a property. Certain environmental laws impose liability whether or not the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. In some cases, liability may exceed the value of the property. The presence of toxic substances, or the failure to properly remedy any resulting contamination, may make it more difficult for the owner or operator to sell, lease or operate its property or to borrow money using its property as collateral. Future environmental laws may impose additional material liabilities on us.

We may be affected by the Americans with Disabilities Act.

        The Americans with Disabilities Act of 1990 requires that access and use by disabled persons of all public accommodations and commercial properties be facilitated. Existing commercial properties must be made accessible to disabled persons. While we have not estimated the cost of complying with this act, we do not believe the cost will be material. We have an ongoing program to bring our properties into what we believe is compliance with the American with Disabilities Act.

We depend on external sources of capital to grow our company.

        We are generally required under the Internal Revenue Code to distribute at least 90% of our taxable income. Because of this distribution requirement, we may not be able to fund future capital needs, including any necessary building and tenant improvements, from operating cash flow. Consequently, we may need to rely on third-party sources of capital to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, our current and expected future earnings, our cash flow, and the market price per share of our common stock. If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, satisfy any debt service obligations, or make cash distributions to shareholders.

Our ability to control our properties may be adversely affected by ownership through partnerships and joint ventures.

        We own most of our properties through our operating partnership. Our organizational documents do not prevent us from acquiring properties with others through partnerships or joint ventures. This type of investment may present additional risks. For example, our partners may have interests that differ from ours or that conflict with ours, or our partners may become bankrupt. During 2001, we entered into a joint venture arrangement that held property subject to debt. This joint venture has been liquidated and all debts paid; however, we may enter into similar arrangements with the same partner or other partners.

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

        We can issue preferred, equity and common stock without shareholder approval. Holders of preferred stock have priority over holders of common stock, and the issuance of additional shares of stock reduces the interest of existing holders in our company.

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

        Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. As of December 31, 2003, Public Storage owned 25% of the outstanding shares of our common stock (44% upon conversion of its interest in our operating partnership). These shares, as well as shares of common stock held by certain other significant stockholders, are eligible to be sold in the public market, subject to compliance with applicable securities laws.

We depend on key personnel.

        We depend on our key personnel, including Ronald L. Havner, Jr., our Chairman of the Board, and Joseph D. Russell, Jr., our President and Chief Executive Officer. The loss of Mr. Havner, Mr. Russell, or other key personnel could adversely affect our operations. We maintain no key person insurance on our key personnel.

Terrorist attacks and the possibility of wider armed conflict may have an adverse impact on our business and operating results and could decrease the value of our assets.

        Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, could have a material adverse impact on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the United States or its businesses or interests. Attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our operating results. Further, we may not have insurance coverage for all losses caused by a terrorist attack. Such insurance may not be available, or if it is available and we decide to obtain such terrorist coverage, the cost for the insurance may be significant in relationship to the risk overall. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business and results of operations. Finally, further terrorist acts could cause the United States to enter into a wider armed conflict which could further impact our business and operating results.

We may be affected by California’s budget shortfall.

        The California budget could affect our company in many ways, including the possible repeal of Proposition 13, which could result in higher property taxes. Reduced state and local government spending and the resulting effects on the state and local economies could have an adverse impact on demand for our space. The budget shortfall could impact our company in other ways that cannot be predicted. Approximately 35% of our properties’ net operating income is generated in California.

Recent change in taxation of corporate dividends may adversely affect the value of our shares.

        The Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted on May 28, 2003, generally reduces to 15% the maximum marginal rate of federal tax payable by individuals on dividends received from a regular C corporation. This reduced tax rate, however, will not apply to dividends paid to individuals by a REIT on its shares except for certain limited amounts. The earnings of a REIT that are distributed to its shareholders still will generally be subject to less federal income taxation on an aggregate basis than earnings of a non-REIT C corporation that are distributed to its shareholders net of corporate-level income tax. The Jobs and Growth Tax Act, however, could cause individual investors to view stocks of regular C corporations as more attractive relative to shares of REITs than was the case prior to the enactment of the legislation because the dividends from regular C corporations, which previously were taxed at the same rate as REIT dividends, now will be taxed at a maximum marginal rate of 15% while REIT dividends will be taxed at a maximum marginal rate of 35%. We cannot predict what effect, if any, the enactment of this legislation may have on the value of our common stock, either in terms of price or relative to other investments.

ITEM 2. PROPERTIES

        As of December 31, 2003, the Company owned approximately 10.9 million square feet of “flex” space, 4.6 million square feet of industrial space and 2.8 million square feet of suburban office space concentrated primarily in eight major markets consisting of Southern and Northern California, Southern and Northern Texas, Florida, Virginia, Maryland and Oregon. The weighted average occupancy rate throughout 2003 was 92.3% and the average rental rate per square foot was $14.62, both of which exclude the effect of assets classified as held for sale.

        The following table contains information about all properties (including those classified as assets held for sale) owned by the Company as of December 31, 2003 and the weighted average occupancy rates throughout 2003 (Except as set forth below, all of the properties are held in fee simple interest):

	Rentable Square Footage
City	Flex	Industrial	Office	Total	Weighted Occupancy
Arizona
Mesa	78,038	--	--	78,038	98.7%
Phoenix	309,585	--	--	309,585	93.2%
Tempe	291,264	--	--	291,264	94.4%

	678,887	--	--	678,887	94.6%

Northern California
Hayward	--	406,712	--	406,712	99.5%
Monterey	--	--	12,003	12,003	81.7%
Sacramento	--	--	366,203	366,203	94.3%
San Jose	387,631	--	--	387,631	91.7%
San Ramon	--	--	52,149	52,149	99.5%
Santa Clara	178,132	--	--	178,132	100.0%
So. San Francisco	93,775	--	--	93,775	97.1%

	659,538	406,712	430,355	1,496,605	96.0%

Southern California
Buena Park	--	317,312	--	317,312	100.0%
Carson	77,255	--	--	77,255	99.5%
Cerritos	--	394,610	31,270	425,880	99.9%
Culver City	146,402	--	--	146,402	91.2%
Irvine	--	--	160,499	160,499	97.2%
Laguna Hills	613,947	--	--	613,947	96.7%
Lake Forest	296,597	--	--	296,597	96.1%
Monterey Park	199,056	--	--	199,056	98.0%
Orange	--	--	107,073	107,073	83.7%
San Diego	535,345	--	--	535,345	95.5%
Santa Ana	--	--	436,611	436,611	71.9%
Signal Hill	178,146	--	--	178,146	98.5%
Studio City	22,092	--	--	22,092	100.0%
Torrance	147,220	--	--	147,220	96.9%

	2,216,060	711,922	735,453	3,663,435	95.4%

Maryland
Beltsville	307,791	--	--	307,791	94.4%
Gaithersburg	--	--	28,994	28,994	99.6%
Landover(2)	254,212	--	--	254,212	82.6%
Largo	149,918	--	--	149,918	75.4%
Rockville	213,853	--	691,434	905,287	88.7%

	925,774	--	720,428	1,646,202	87.8%

Oregon
Beaverton	1,493,385	--	346,376	1,839,761	81.2%
Milwaukee	101,578	--	--	101,578	87.1%

	1,594,963	--	346,376	1,941,339	81.5%

Northern Texas
Dallas	236,997	--	--	236,997	86.2%
Farmers Branch	113,302	--	--	113,302	85.1%
Garland	36,458	--	--	36,458	74.4%
Houston	176,977	--	131,214	308,191	94.3%
Las Colinas(1)	713,526	231,217	--	944,743	96.6%
Mesquite	56,541	--	--	56,541	90.0%
Missouri City	66,000	--	--	66,000	98.9%
Plano	184,809	--	--	184,809	97.5%
Richardson	116,800	--	--	116,800	87.8%

	1,701,410	231,217	131,214	2,063,841	93.6%

Southern Texas
Austin	831,061	--	--	831,061	89.2%

	831,061	--	--	831,061	89.2%

Florida
Miami	723,403	2,616,803	11,840	3,352,046	83.4%

	723,403	2,616,803	11,840	3,352,046	83.4%

Virginia
Alexandria	208,519	--	--	208,519	95.9%
Chantilly(2)	494,618	--	--	494,618	81.7%
Herndon	193,623	--	50,750	244,373	85.5%
Lorton	246,520	--	--	246,520	98.6%
Merrifield	302,723	--	355,127	657,850	94.1%
Springfield	359,742	--	--	359,742	98.6%
Sterling	295,625	--	--	295,625	91.8%
Woodbridge	113,629	--	--	113,629	96.7%

	2,214,999	--	405,877	2,620,876	94.7%

Washington
Renton	27,912	--	--	27,912	93.8%

	27,912	--	--	27,912	93.8%

Totals	11,574,007	3,966,654	2,781,543	18,322,204	92.0%

(1)     The Company owns one property that is subject to a ground lease in Las Colinas, Texas.
(2)     Three commercial properties serve as collateral to mortgage notes payable. For more information, see Note 6 of the Consolidated Financial Statements.

        Each of these properties will continue to be used for its current purpose. Competition exists in the market areas in which these properties are located. Barriers to entry are relatively low for competitors with the necessary capital and the Company will be competing for properties and tenants with entities that have greater financial resources than the Company. The Company believes that while the current overall demand for commercial space has softened in 2003 and 2002, there is sufficient demand to maintain healthy occupancy rates.

        The Company has risks that tenants will default on leases and declare bankruptcy. Management believes these risks are mitigated through the Company’s geographic diversity and diverse tenant base. As of December 31, 2003, tenants occupying approximately 90,000 square feet of commercial space had declared bankruptcy and all of the bankrupt tenants were current on their monthly rental payments. Subsequent to December 31, 2003, a tenant and its affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Laws. In connection with such filing, they have rejected one of two leases with the Company. The lease which has been rejected was for approximately 60,000 square feet in Dallas, Texas, with minimum annual rents of approximately $620,000. No action has been taken with respect to the second lease.

        The Company evaluates the performance of its properties primarily based on net operating income (“NOI”). NOI is defined by the Company as rental income less cost of operations. Accordingly, NOI excludes certain items such as interest income, dividend income, depreciation expense, amortization expense, general and administrative expense, interest expense and minority interest in income which are included in the determination of net income under accounting principles generally accepted in the United States. The following information illustrates revenues and NOI generated for the Company’s total portfolio in 2003, 2002, and 2001 by geographic region and by property classifications. As a result of acquisitions and dispositions, certain properties were not held for the full year.

        The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with generally accepted accounting principles. The tables below also includes a reconciliation of NOI to the most comparable amounts based on generally accepted accounting principles.

	For the Year Ended December 31, 2003
	Flex	Office	Industrial	Total
Revenue:
Southern California	$ 33,783,000	$ 7,533,000	$ 5,106,000	$ 46,422,000
Northern California	11,275,000	6,577,000	2,824,000	20,676,000
Southern Texas	8,171,000	--	--	8,171,000
Northern Texas	18,908,000	2,084,000	859,000	21,851,000
Florida	--	--	98,000	98,000
Virginia	33,276,000	9,318,000	--	42,594,000
Maryland	10,978,000	16,375,000	--	27,353,000
Oregon	18,256,000	2,832,000	--	21,088,000
Other	5,872,000	--	--	5,872,000

	$140,519,000	$44,719,000	$ 8,887,000	$194,125,000

NOI:
Southern California	$ 26,100,000	$ 4,473,000	$ 4,207,000	$ 34,780,000
Northern California	9,182,000	4,661,000	2,299,000	16,142,000
Southern Texas	5,425,000	--	--	5,425,000
Northern Texas	13,188,000	1,261,000	558,000	15,007,000
Florida	--	--	58,000	58,000
Virginia	24,296,000	6,360,000	--	30,656,000
Maryland	8,018,000	11,762,000	--	19,780,000
Oregon	13,267,000	1,633,000	--	14,900,000
Other	3,460,000	--	--	3,460,000

	$102,936,000	$30,150,000	$ 7,122,000	$140,208,000

===================================================================================================================
	For the Year Ended December 31, 2002
	Flex	Office	Industrial	Total
Revenue:
Southern California	$ 33,014,000	$ 4,170,000	$ 4,701,000	$ 41,885,000
Northern California	12,006,000	6,455,000	2,678,000	21,139,000
Southern Texas	8,832,000	--	--	8,832,000
Northern Texas	19,210,000	1,966,000	--	21,176,000
Virginia	32,049,000	8,145,000	--	40,194,000
Maryland	11,889,000	14,759,000	--	26,648,000
Oregon	21,765,000	3,138,000	--	24,903,000
Other	5,823,000	--	--	5,823,000

	$144,588,000	$38,633,000	$ 7,379,000	$190,600,000

NOI:
Southern California	$ 25,525,000	$ 2,602,000	$ 3,789,000	$ 31,916,000
Northern California	9,832,000	4,477,000	2,108,000	16,417,000
Southern Texas	5,875,000	--	--	5,875,000
Northern Texas	13,401,000	1,166,000	--	14,567,000
Virginia	23,345,000	5,488,000	--	28,833,000
Maryland	9,231,000	9,889,000	--	19,120,000
Oregon	17,549,000	1,982,000	--	19,531,000
Other	3,345,000	--	--	3,345,000

	$108,103,000	$25,604,000	$ 5,897,000	$139,604,000

===================================================================================================================
	For the Year Ended December 31, 2001
	Flex	Office	Industrial	Total
Revenue:
Southern California	$ 28,587,000	$ 7,515,000	$ 5,824,000	$ 41,926,000
Northern California	15,451,000	1,369,000	2,756,000	19,576,000
Southern Texas	9,517,000	--	--	9,517,000
Northern Texas	18,005,000	1,823,000	--	19,828,000
Virginia	25,747,000	8,591,000	--	34,338,000
Maryland	8,439,000	512,000	--	8,951,000
Oregon	12,335,000	2,711,000	--	15,046,000
Other	5,791,000	--	--	5,791,000

	$123,872,000	$22,521,000	$ 8,580,000	$154,973,000

NOI:
Southern California	$ 22,357,000	$ 4,863,000	$ 4,555,000	$ 31,775,000
Northern California	11,706,000	942,000	2,228,000	14,876,000
Southern Texas	6,341,000	--	--	6,341,000
Northern Texas	12,602,000	947,000	--	13,549,000
Virginia	19,500,000	5,508,000	--	25,008,000
Maryland	6,529,000	399,000	--	6,928,000
Oregon	10,074,000	1,974,000	--	12,048,000
Other	3,371,000	--	--	3,371,000

	$ 92,480,000	$14,633,000	$ 6,783,000	$113,896,000

The following table is provided to reconcile the above presentation of NOI to consolidated operating income as determined by GAAP:

	For the Year Ended December 31,
	2003	2002	2001
Net Operating Income:
Segmented	$140,208,000	$139,604,000	$113,896,000
Facility management fees	596,000	587,000	531,000
Gain on sale of marketable equity securities	2,043,000	41,000	8,000
Interest and other income	1,125,000	959,000	2,621,000
Depreciation and amortization	(58,927,000)	(55,183,000)	(37,602,000)
General and administrative	(4,683,000)	(5,125,000)	(4,892,000)
Interest expense	(4,015,000)	(5,324,000)	(1,715,000)

Income before discontinued operations and
minority interest	$76,347,000	$75,559,000	$72,847,000

Significant Properties

        As of and for the year ended December 31, 2003, one of the Company’s properties had a book value of more than 10% of the Company’s total assets. The property, known as Miami International Commerce Center, is a business park in Miami, Florida consisting of 53 buildings (3,352,000 square feet) consisting of flex (723,000 square feet), industrial (2,617,000 square feet), and office (12,000 square feet) space. The property was purchased on December 30, 2003 and has a book value of $205 million representing approximately 15% of the Company’s total assets at December 31, 2003.

        The following table sets forth information with respect to occupancy and rental rates at Miami International Commerce Center for each of the last five years:

	1999	2000	2001	2002	2003
Occupancy rate	93.3%	91.4%	89.3%	86.3%	81.7%
Rental rate per square foot	$ 6.80	$ 6.89	$ 7.06	$ 6.96	$ 7.12

        There is no one tenant that occupies ten percent or more of the rentable square footage at Miami International Commerce Center.

        The following table sets forth information with respect to lease expirations at Miami International Commerce Center:

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Footage Subject to Expiring Leases	Annual Base Rents Under Expiring Leases	Percentage of Total Annual Base Rents Represented by Expiring Leases
2004	97	872,619	$6,295,000	29.0%
2005	101	953,243	7,395,000	34.1%
2006	82	591,990	4,554,000	21.0%
2007	12	127,852	988,000	4.6%
2008	17	126,330	1,265,000	5.8%
2009	3	29,047	255,000	1.2%
2010	1	13,423	144,000	0.7%
2011	1	70,957	569,000	2.6%
2012	1	1,194	39,000	0.2%
2013	3	5,714	175,000	0.8%
Thereafter	0	0	0	0.0%

Total	318	2,792,369	$21,679,000	100.0%

        The following table sets forth information with respect to tax depreciation at Miami International Commerce Center:

	Tax Basis	Rate of Depreciation	Method	Life In Years	Accumulated Depreciation
Improvements	$ 26,389,596	5.0%	MACRS, 200%	5	$1,319,480
Improvements	48,703,258	1.25%	MACRS, 150%	15	608,791
Buildings	80,000,819	0.1%	MACRS, SL	39	85,601

Total	$155,093,673				$2,013,872

        Accumulated depreciation for personal property shown in the preceding table was derived using the mid-quarter convention.

Portfolio Information

        Approximately 76% of the Company’s annual base rents are derived from large tenants, which consist of tenants with average leases greater or equal to 5,000 square feet. These tenants generally sign longer leases, require greater tenant improvements, are represented by a broker and are better credit tenants. The remaining 24% of the Company’s annual base rents are derived from small tenants with average space requirements of less than 5,000 square feet and a shorter lease term duration. Tenant improvements are relatively small for these tenants and most leases are done in-house with no lease commissions. These tenants have lower credit profiles and delinquencies and bankruptcies are more frequent. The following tables set forth the lease expirations for the entire portfolio of properties owned as of December 31, 2003 in addition to bifurcating the lease expirations for properties serving primarily small businesses and those properties serving primarily larger businesses:

Lease Expirations (Entire Portfolio) as of December 31, 2003

Year of Lease Expiration	Rentable Square Footage Subject to Expiring Leases	Annual Base Rents Under Expiring Leases	Percentage of Total Annual Base Rents Represented by Expiring Leases
2004	3,688,000	$38,758,000	18.5%
2005	4,405,000	53,353,000	25.4%
2006	3,135,000	39,847,000	19.0%
2007	1,602,000	22,006,000	10.5%
2008	1,383,000	23,428,000	11.2%
Thereafter	2,521,000	32,314,000	15.4%

Total	16,734,000	$209,706,000	100.0%

Lease Expirations (Small Tenant Portfolio) as of December 31, 2003

        The Company’s small tenant portfolio consists of properties with average leases less than 5,000 square feet.

Year of Lease Expiration	Rentable Square Footage Subject to Expiring Leases	Annual Base Rents Under Expiring Leases	Percentage of Total Annual Base Rents Represented by Expiring Leases
2004	1,450,000	$16,624,000	32.6%
2005	1,162,000	13,624,000	26.7%
2006	714,000	8,847,000	17.3%
2007	387,000	4,981,000	9.8%
2008	226,000	3,130,000	6.1%
Thereafter	423,000	3,810,000	7.5%

Total	4,362,000	$51,016,000	100.0%

Lease Expirations (Large Tenant Portfolio) as of December 31, 2003

        The Company’s large tenant portfolio consists of properties with average leases greater than or equal to 5,000 square feet.

Year of Lease Expiration	Rentable Square Footage Subject to Expiring Leases	Annual Base Rents Under Expiring Leases	Percentage of Total Annual Base Rents Represented by Expiring Leases
2004	2,238,000	$22,134,000	13.9%
2005	3,243,000	39,729,000	25.0%
2006	2,421,000	31,000,000	19.5%
2007	1,215,000	17,025,000	10.7%
2008	1,157,000	20,298,000	12.8%
Thereafter	2,098,000	28,504,000	18.1%

Total	12,372,000	$158,690,000	100.0%

        Environmental Matters: Compliance with laws and regulations relating to the protection of the environment, including those regarding the discharge of material into the environment, has not had any material effects upon the capital expenditures, earnings or competitive position of the Company.

        Substantially all of the Company’s properties have been subjected to Phase I environmental reviews. Such reviews have not revealed, nor is management aware of, any probable or reasonably possible environmental costs that management believes would have a material adverse effect on the Company’s business, assets or results of operations, nor is the Company aware of any potentially material environmental liability, except as discussed in Item 3 below.

ITEM 3. LEGAL PROCEEDINGS

        In January 2003, the Company signed a Consent Decree resolving all potential liability to the Oregon Department of Environmental Quality with respect to Creekside Corporate Park property in Beaverton, Oregon. The Company paid approximately $128,000 pursuant to the Consent Decree. A former owner of Creekside Corporate Park has contributed approximately $58,000 to the settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not submit any matter to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2003.

ITEM 4A. EXECUTIVE OFFICERS

        The following is a biographical summary of the executive officers of the Company:

        Ronald L. Havner, Jr., age 46, has been Chairman of the Company from March 1998 to the present, Chief Executive Officer from March 1998 to August 2003, and President of the Company from March 1998 to September 2002. In November 2002, Mr. Havner became Vice Chairman and Chief Executive Officer of PSI. From December 1996 until March 1998, Mr. Havner was Chairman, President and Chief Executive Officer of AOPP. He was Senior Vice President and Chief Financial Officer of PSI, an affiliated REIT, and Vice President of the Company and certain other REITs affiliated with PSI, until December 1996. Mr. Havner became an officer of PSI in 1986, prior to which he was in the audit practice of Arthur Andersen & Company. He is a member of the National Association of Real Estate Investments Trusts (NAREIT) and the Urban Land Institute (ULI) and a Director of Business Machine Security, Inc. and Mobile Storage Group, Inc. Mr. Havner earned a Bachelor of Arts degree in Economics from the University of California, Los Angeles in 1979 and graduated Summa Cum Laude.

         Joseph D. Russell, Jr., age 44, has been President since September 2002 and was named Chief Executive Officer and elected as a Director in August 2003. Mr. Russell joined Spieker Partners in 1990 and became an officer of Spieker Properties when it went public as a REIT in 1993. Prior to its merger with Equity Office Properties (EOP) in 2001, Mr. Russell was President of Spieker Properties' Silicon Valley Region. Mr. Russell earned a Bachelor of Science degree from the University of Southern California and a Masters of Business Administration from the Harvard Business School. Prior to entering the commercial real estate business, Mr. Russell spent approximately six years with IBM in various marketing positions. Mr. Russell is a Board Member and past President of the National Association of Industrial and Office Parks, Silicon Valley Chapter.

         Stephen S. King, age 47, was promoted to Executive Vice President, West Coast and Chief Administrative Officer in March 2004. Mr. King is responsible for the Company's property operations in Oregon, California, and Arizona, while also having companywide responsibilities as Chief Administrative Officer. Previously, Mr. King was Vice President and Chief Operating Officer of the Company from August 2001 to March 2004. Mr. King joined the Company as Vice President in April 2000 with responsibility for property operations for the Southwest Division. He became an executive officer of the Company in March 2001. From 1998 to April 2000, Mr. King was Vice President of Asset Management for The RREEF Funds with responsibility for over 10 million square feet of industrial property owned in a joint venture with the California Public Employees Retirement System (CalPERS). From 1989 through 1998, Mr. King was Assistant Vice President, Western Division for USAA Real Estate Company. He has over twenty years of development, construction, property management and leasing experience. Mr. King is a licensed California real estate broker and a member of the Institute for Real Estate Management (IREM) and the National Association of Industrial and Office Properties (NAIOP). Mr. King earned a Bachelor of Arts degree in Economics from Texas A&M.

         Edward A. Stokx, age 38, a certified public accountant, has been Chief Financial Officer and Secretary of the Company since December 2003 and Executive Vice President since March 2004. Mr. Stokx joined Center Trust, a developer, owner, and operator of retail shopping centers in 1997. He was promoted to Chief Financial Officer and Secretary in 2001 and served until its merger with another public REIT in 2003. Prior to joining Center Trust, Mr. Stokx was with Deloitte and Touche from 1989 to 1997, with a focus on real estate clients. Mr. Stokx earned a Bachelor of Science degree in Accounting from Loyola Marymount University.

         Maria R. Hawthorne, age 44, was promoted to Senior Vice President of the Company in March, 2004, with responsibility for property operations on the East Coast, which include Northern Virginia, Maryland and Florida. Ms. Hawthorne has been with the Company and its predecessors for eighteen years. From June 2001 through March 2004, Ms. Hawthorne was Vice President of the Company, responsible for property operations in Northern Virginia. From July 1994 to June 2001, Ms. Hawthorne was a Regional Manager of the Company in Northern Virginia. From August 1988 to July 1994, Ms. Hawthorne was the Director of Leasing and Property Manager for American Office Park Properties. Ms. Hawthorne earned a Bachelor of Arts Degree in International Relations from Pomona College.

        Jack E. Corrigan, age 43, a certified public accountant, has been Vice President of the Company since June 1998 and Chief Financial Officer and Secretary from June 1998 to December 2003. From February 1991 until June 1998, Mr. Corrigan was a partner of LaRue, Corrigan & McCormick with responsibility for the audit and accounting practice. He was Vice President and Controller of PSI (formerly Storage Equities, Inc.) from 1989 until February 1991. Mr. Corrigan earned a Bachelor of Science degree in Accounting from Loyola Marymount University.

         J. Michael Lynch, age 51, has been Vice President-Director of Acquisitions and Development of the Company since June 1998. Mr. Lynch was Vice President of Acquisitions and Development of Nottingham Properties, Inc. from 1995 until May 1998. He has 18 years of real estate experience, primarily in acquisitions and development. From 1988 until 1995, Mr. Lynch was a development project manager for The Parkway Companies. From 1983 until 1988, he was an Assistant Vice President, Real Estate Investment Department of First Wachovia Corporation. Mr. Lynch earned a Bachelor of Arts degree in Economics from Mt. St. Mary’s College and a Masters of Architecture from the Virginia Polytechnic Institute.

        Joseph E. Miller, age 40, was promoted to Vice President, Corporate Controller in December 2001 with responsibilities for financial and operational accounting, reporting, and analysis. Mr. Miller joined the Company in August 2001 as Vice President, Property Operations Controller focusing on operational systems and processes. Previously, Mr. Miller was Corporate Controller for Maguire Partners, a Los Angeles commercial real estate developer, owner, and manager, from May 1997 to August 2001. Prior to joining Maguire Partners, Mr. Miller was an audit manager at Ernst & Young with a focus on real estate clients. Mr. Miller is a certified public accountant and has earned a Bachelor of Science degree in Business Administration from California State University, Northridge, and a Masters of Business Administration from the University of Southern California.

        Angelique A. Benschneider, age 41, joined the Company as Vice President in November 2000 with responsibility for property operations for the Midwest Division. Ms. Benschneider became an executive officer of the Company in March 2001. From 1999 to November 2000, Ms. Benschneider was a Senior Asset Manager for Amerishop Real Estate Services, where she was responsible for retail portfolio performance for the Company on the East Coast. From 1996 to 1999, Ms. Benschneider was a General Manager for GIC Real Estate, Inc. and was responsible for the management and leasing of Thanksgiving Tower, a 1,500,000 square foot high rise office tower. Ms. Benschneider has experience in regional malls, working on the redevelopment of the 2,900,000 square foot King of Prussia Mall in Philadelphia, Pennsylvania. Ms. Benschneider earned a Bachelor of Science degree in Business Administration from the University of North Texas and a Masters of Business Administration from the University of Texas, Dallas.

         Coby Holley, age 35, joined the Company as Vice President in December 2003 with responsibility for property operations for the Pacific Northwest Division. Prior to joining the Company, Mr. Holley was first Vice President at CB Richard Ellis, where he was responsible for the marketing and leasing efforts for projects to totaling over 1.8 million square feet. From 1998 to 2003, he was the Managing Director of Insignia/ESG's Portland office, where he participated in the development and leasing of numerous commercial properties, specializing on the Beaverton suburban office and flex space submarket. Mr. Holley earned a Bachelor of Arts degree from Lewis and Clark College.

        Robin E. Mather, age 41, was promoted to Vice President of the Company in March, 2004 with responsibility for property operations in Southern California, which include Los Angeles, Orange and San Diego counties. Ms. Mather has been with the Company since July 2001, serving as Southern California Regional Manager responsible for property operations in Los Angeles and Orange County. From 1996 to 2001, Ms. Mather was Project Director for Spieker Properties with responsibility for the leasing and property management of mid and high-rise office buildings in the Orange County area. Ms. Mather, a native of Canada, studied at McGill University and Champlain College, graduating in 1982. She is a licensed California real estate agent and is active in a number of real estate industry associations.

        William A. McFaul, age 38, was promoted to Vice President of the Company in December 2001 with responsibility for property operations for the Maryland Division. Mr. McFaul has been with the Company since July 1999. Mr. McFaul became a Regional Manager in January 2001 with responsibility for property operations of the Maryland Region and was a Senior Property Manager from July 1999 until December 2000. Prior to joining the Company, Mr. McFaul worked for The Rouse Company, a national real estate development firm, for ten years holding various positions in leasing and operations. Mr. McFaul earned a Bachelor of Science degree in Business Administration and a Masters of Business Administration from Loyola College in Maryland.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a.     Market Price of the Registrant’s Common Equity:

        The Common Stock of the Company trades on the American Stock Exchange under the symbol PSB. The following table sets forth the high and low sales prices of the Common Stock on the American Stock Exchange for the applicable periods:

	Range
Three Months Ended	High	Low
March 31, 2003	$32.12	$29.63
June 30, 2003	$36.12	$29.47
September 30, 2003	$39.62	$35.15
December 31, 2003	$41.65	$37.30

March 31, 2002	$36.50	$30.70
June 30, 2002	$37.34	$34.10
September 30, 2002	$35.47	$30.96
December 31, 2002	$34.30	$29.75

        As of March 9, 2004, there were 652 holders of record of the Common Stock.

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

        Distributions paid per share of Common Stock for 2003 and 2002 amounted to $1.16 per year. Since the second quarter of 1998 and through the fourth quarter of 2000, the Company had declared regular quarterly dividends of $0.25 per common share. In March 2001, the Board of Directors increased the quarterly dividends from $0.25 to $0.29 per common share. In 2003, the Company continued to pay quarterly dividends of $0.29 per common share. The Board of Directors has established a distribution policy to maximize the retention of operating cash flow and distribute the minimum amount required for the Company to maintain its tax status as a REIT. Pursuant to restrictions contained in the Company’s Credit Facility with Wells Fargo Bank, distributions may not exceed 95% of funds from operations, as defined. For more information on the Credit Facility, see Note 5 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA (1)

The following sets forth selected consolidated and combined financial and operating information on a historical basis for the Company and its predecessors. The following information should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto of the Company included elsewhere in this Form 10-K. Note that historical results from 1999 through 2002 were reclassified to conform with 2003 presentation for discontinued operations.

	For the Years ended December 31,
	2003	2002	2001	2000	1999
Revenues:	(In thousands, except per share data)
Rental income	$194,125	$190,600	$154,973	$130,115	$110,443
Facility management fees primarily
from affiliates	742	763	683	539	471
Gain on sale of marketable securities	2,043	41	8	7,849	--
Interest and other income	1,125	959	2,621	5,924	2,815

	198,035	192,363	158,285	144,427	113,729

Expenses:
Cost of operations	53,917	50,996	41,077	34,293	29,859
Cost of facility management	146	176	152	111	94
Depreciation and amortization	58,927	55,183	37,602	32,182	26,383
General and administrative	4,683	5,125	4,892	4,298	3,153
Interest expense	4,015	5,324	1,715	1,481	3,153

	121,688	116,804	85,438	72,365	62,642

Income before discontinued operations
and minority interest	76,347	75,559	72,847	72,062	51,087

Discontinued operations:
Income from discontinued operations	4,048	3,940	4,487	5,604	6,473
Impairment charge on properties
held for sale	(5,907)	(900)	--	--	--
Gain on disposition of real estate	2,897	9,023	--	256	--
Equity in income of discontinued
joint venture	2,296	1,978	25	--	--

Net income/(loss) from
discontinued operations	3,334	14,041	4,512	5,860	6,473

Income before minority interest and
extraordinary item	79,681	89,600	77,359	77,922	57,560

Minority interest in income -
preferred units	(19,240)	(17,927)	(14,107)	(12,185)	(4,156)
Minority interest in income -
common units	(11,345)	(14,243)	(13,382)	(14,556)	(11,954)

Income before extraordinary item	49,096	57,430	49,870	51,181	41,450
Extraordinary item, net of minority
interest	--	--	--	--	(195)

Net income	$49,096	$57,430	$49,870	$51,181	$41,255

Net income allocation:
Allocable to preferred shareholders	$15,784	$15,412	$8,854	$5,088	$3,406
Allocable to common shareholders	33,312	42,018	41,016	46,093	37,849

	$49,096	$57,430	$49,870	$51,181	$41,255

Per Common Share:
Distribution (1)	$1.16	$1.16	$1.31	$1.00	$1.00
Net income - Basic	$1.56	$1.95	$1.84	$1.98	$1.60
Net income - Diluted	$1.54	$1.93	$1.83	$1.97	$1.60
Weighted average common shares-Basic	21,412	21,552	22,350	23,284	23,641
Weighted average common shares-Diluted	21,565	21,743	22,435	23,365	23,709
Allocable to common shareholders	33,312	42,018	41,016	46,093	37,849
Balance Sheet Data:
Total assets	$1,358,861	$1,156,802	$1,169,955	$930,756	$903,741
Total debt	264,694	70,279	165,145	30,971	37,066
Minority interest - preferred units	217,750	217,750	197,750	144,750	132,750
Minority interest - common units	169,888	167,469	162,141	161,728	157,199
Preferred stock	168,673	170,813	121,000	55,000	55,000
Common shareholders' equity	$502,155	$493,589	$478,731	$509,343	$500,531
Other Data:
Net cash provided by operating
activities	$132,410	$134,926	$126,677	$111,197	$88,440
Net cash provided by (used in)
investing activities	(294,885)	5,776	(318,367)	(77,468)	(131,318)
Net cash provided by (used in)
financing activities	123,472	(98,966)	145,471	(58,654)	111,030
Funds from operations (2)	$97,448	$104,543	$95,472	$88,181	$79,760
Square footage owned at end of period	18,322	14,426	14,817	12,600	12,359

(1)     In March 2001, the Board of Directors increased the annual distribution to $1.16 per common share. In December 2001, the Board of Directors declared a special distribution of $0.15 per common share. No special dividend was declared in 2002 or 2003.

(2)     Funds from operations (“FFO”) is defined as net income, allocable to common shareholders and unit holders, computed in accordance with generally accepted accounting principles (“GAAP”) before depreciation, amortization, minority interest in income and extraordinary items. FFO does not represent net income or cash flows from operations as defined by GAAP. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for cash flow or net income as a measure of liquidity or operating performance or ability to make acquisitions and capital improvements or ability to pay distributions ordebt principal payments. Also, FFO as computed and disclosed by the Company may not be comparable to FFO computed and disclosed by other REITs. The Company believes that in order to facilitate a clear understanding of the Company’s operating results, FFO should be analyzed in conjunction with net income as presented in the Company’s consolidated financial statements included elsewhere in this Form 10-K. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Liquidity and Capital Resources,” “Funds from Operations,” for a reconciliation of FFO and net income allocable to common shareholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the selected financial data and the Company’s consolidated financial statements and notes thereto included elsewhere in the Form 10-K.

        Forward-Looking Statements: Forward-looking statements are made throughout this Annual Report on Form 10-K. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Item 1A. Risk Factors.” In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of the information contained in such forward-looking statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Overview

        The Company owns and operates 18.3 million rentable square feet of flex, industrial and office properties located in eight states.

        The Company focuses on increasing profitability and cash flow aimed at maximizing shareholder value. The Company strives to maintain high occupancy levels while increasing rental rates when market conditions allow. The Company also acquires properties which it believes will create long-term value, and disposes of Properties which no longer fit within the Company's strategic objectives or in situations where it can optimize cash proceeds. Operating results are driven by income from rental operations and are therefore substantially influenced by rental demand for space within our properties.

        In 2003 the Company continued to experience the effects of a generally slow economy and a particularly difficult real estate market heavily favoring tenants. These market conditions impacted many aspects of the Company's business including occupancy levels and rental rates.

        Market conditions, characterized by weak demand and over supply resulted in downward pressure on rental rates coupled with increased necessity to give rental concessions. The Company also continued to experience increasing tenant improvement costs in 2003. Despite these difficult market conditions, the Company successfully leased 4.0 million square feet of lease transactions and achieved an overall occupancy for the year of 92.7%. However, operating income for our Same Park properties decreased from 2002 by $1.2 million or 0.9% on a cash basis and $1.6 million or 1.2% on a straight-line basis. See further discussion of operating results below.

        The Company believes that 2004 will continue to see some downward pressure on rents coupled with upward pressure on transaction costs. That said, the Company is cautiously optimistic that it will see some stabilization in some markets, with some potential opportunities to improve rental rates.

Critical Accounting Policies and Estimates:

        Our significant accounting policies are described in Note 2 to the consolidated financial statements included in this Form 10-K. We believe our most critical accounting policies relate to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, capitalization of real estate facilities, depreciation, accrual of operating expenses and accruals for contingencies, each of which we discuss below.

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

Allowance for Doubtful Accounts: Rental revenue from our tenants is our principal source of revenue. We monitor the collectibility of our receivable balances including the deferred rent receivable on an on-going basis. Based on these reviews, we establish a provision, and maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible tenant receivables and unbilled deferred rent. Management’s determination of the adequacy of these allowances requires significant judgments and estimates.

Current tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes and other expenses recoverable from tenants. Management’s determination of the adequacy of the allowance for uncollectible current tenant receivables is performed using a methodology that incorporates both a specific identification and aging analysis and includes an overall evaluation of the Company’s historical loss trends and the current economic and business environment. The specific identification methodology relies on factors such as the age and nature of the receivables, the payment history and financial condition of the tenant, the Company’s assessment of the tenant’s ability to meet its lease obligations, and the status of negotiations of any disputes with the tenant. The Company’s allowance also includes a reserve based on historical loss trends not associated with any specific tenant. This reserve as well as the Company’s specific identification reserve is reevaluated quarterly based on economic conditions and the current business environment.

Unbilled deferred rents receivable represents the amount that the cumulative straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement. Given the longer-term nature of these types of receivables, management’s determination of the adequacy of the allowance for unbilled deferred rents receivables is based primarily on historical loss experience. Management evaluates the allowance for unbilled deferred rents receivable using a specific identification methodology for the Company’s significant tenants assessing the tenants’ financial condition and its ability to meet its lease obligations.

Impairment of Long-Lived Assets: The Company evaluates a property for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In the event that these periodic assessments reflect that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, the Company would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires management to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property.

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

Depreciation: We compute depreciation on our buildings and equipment using the straight-line method based on estimated useful lives of generally 30 and 5 years. A significant portion of the acquisition cost of each property is allocated to building and building components (usually 75-85%). The allocation of the acquisition cost to building and its components and the determination of the useful life are based on management’s estimates. If we do not allocate appropriately to building or related components or incorrectly estimate the useful life of our properties, the timing and/or the amount of depreciation expense will be affected. In addition, the net book value of real estate assets could be over or understated. The statement of cash flows, however, would not be affected.

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

At the July 31, 2003 meeting of the EITF, the Securities and Exchange Commission’s observer clarified that for the purposes of applying EITF Topic D-42, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock upon redemption, regardless of where in the stockholders’ equity section those costs were initially classified on issuance. The Company records its issuance costs as a reduction to Paid-in Capital on its balance sheet at the time the preferred securities are issued and reflects the carrying value of the preferred stock at the stated value. The Company reduces the carrying value of preferred stock by the issuance costs at the time it notifies the holders of preferred stock or units of its intent to redeem such shares or units to comply with EITF Topic D-42.

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

        Effect of Economic Conditions on the Company’s Operations: During 2002 and 2003, the Company has been affected by the slowdown in economic activity in the United States in most of its primary markets. These effects include a decline in occupancy rates, a reduction in market rental rates throughout the portfolio, increased rent concessions, tenant improvement allowances and lease commissions, slower than expected lease-up of the Company’s development properties, increased tenant defaults and the termination of leases pursuant to early termination options.

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

        These economic conditions have also resulted in the erosion of tenant credit quality throughout the portfolio. As a result, more tenants are contacting us regarding their economic viability, including those that could be material to our revenue base, and more tenants are electing to terminate their leases early under lease termination options. To a certain extent, these economic conditions have affected three large tenants representing a combined 3.1% of the Company’s revenues. Leases with Footstar generate approximately 0.9% of our revenues. Footstar and its affiliates recently filed protection under Chapter 11 of the U.S. Bankruptcy Laws. In connection with such filing, they have rejected one of two leases with the Company. The lease which has been rejected was for approximately 60,000 square feet in Dallas, Texas, with minimum annual rents of approximately $620,000. No action has been taken with respect to the second lease. Leases with Worldcom and a related Worldcom entity, both of which are in bankruptcy, generate approximately 0.5% of our revenues. Worldcom and its bankrupt related entity have recently notified us that they are rejecting leases representing approximately 0.2% of our revenues and are threatening to reject the other leases with us. In addition, we believe that a second Worldcom related entity, although not in bankruptcy, may be in financial difficulty. A lease with this second Worldcom related entity generates approximately 0.5% of our revenues. Another large tenant representing approximately 1.2% of revenues originally defaulted on its lease obligations in the third quarter of 2002. While the tenant subsequently cured the original default, they have continued to experience multiple default situations, most recently in February, 2004, which was subsequently cured in March, 2004. The Company will continue to monitor this tenant and its financial condition. The tenant is requesting a modification of its lease. Several other of our large tenants have contacted us, requesting early termination of their lease, rent reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.

        Effect of Economic Conditions on the Company’s Primary Markets: The Company has concentrated its operations in eight major markets. Each of these markets has been affected by the slowdown in economic activity. The Company’s overall view of these markets is summarized below as of December 31, 2003. The Company has compiled the market occupancy information set forth below, using broker reports for these respective markets. These sources are deemed to be reliable by the Company, but there can be no assurance that these reports are accurate.

        The Company owns approximately 3.7 million square feet in Southern California. This is one of the more stable markets in the country but continues to experience relatively flat rental rates. Vacancy rates have decreased slightly throughout Southern California for flex, industrial and office space, and range from 15% to 18% for office and less than 7% for industrial, depending on sub-markets and product type. The rental rates for the Company’s properties have improved slightly. The Company’s vacancy rate at December 31, 2003 was approximately 4.3%.

        The Company owns approximately 2.6 million square feet in Northern Virginia, where the overall vacancy rate is 13.2% as of December 31, 2003. Vacancy rates have stabilized at 25% in the sub-markets in the western technology corridor, such as Herndon, Chantilly and Sterling, primarily as a result of the decline in the technology sector. Other sub-markets have been positively impacted by increased federal government spending on defense. The Company’s vacancy rate at December 31, 2003 was approximately 1.9%.

        The Company owns approximately 1.6 million square feet in Maryland. This region is split between two very different markets. The Montgomery County submarket accounts for approximately 55% of the Company’s Maryland properties and remains stable, with increases in rental income driven by anticipated lease-up and some increase in rental rates. Prince George’s County remains relatively weak with fewer demand drivers in the market. The Company expects that the business of the federal government, defense contractors and the biotech industry will remain strong in 2004. The Company’s vacancy rate at December 31, 2003 was approximately 8.9%.

        The Company owns approximately 1.5 million square feet in Northern California with a concentration in South San Francisco, Santa Clara, San Jose, and Sacramento. The vacancy rates in these submarkets stand at 21%, 24% and 27%, respectively, or more throughout most of the Bay Area. Market rental rates dropped dramatically in 2003 and continue to decrease. The Company’s vacancy rate at December 31, 2003 was approximately 7.9%.

        The Company owns approximately 1.8 million square feet in the Beaverton sub market of Portland, Oregon. Leasing activity slowed dramatically during 2003 and continues to be slow in 2004. The vacancy rate in this market is over 20%. On the supply side, the Company does not believe significant new construction starts will occur in 2004. Leasing activity in the market is occurring generally at rates 20% to 35% below in-place rents. The Company’s vacancy rate at December 31, 2003 was approximately 18.6%.

        The Company owns approximately 2.1 million square feet in the Dallas Metroplex and Greater Houston markets. The vacancy rate in Las Colinas, where most of the Company’s properties are concentrated, has stabilized at 26% for office and 20% for industrial flex. During the year ended December 31, 2003, the number of new properties coming on-line has decreased, virtually no new construction has commenced and very little pre-leasing of space has occurred. The Company believes that any such new construction will cause vacancy rates to rise. Leasing activity has slowed overall and sub-leasing is continuing to increase in the Telecom Corridor in North Dallas County. The Company’s vacancy rate at December 31, 2003 was approximately 9.6%.

        The Company owns approximately 0.8 million square feet in Austin, Texas. This market experienced a dramatic increase in office and flex vacancy, both running at 24%, respectively. A substantial portion of the office vacancy is due to sub-lease space. Construction deliveries of office and flex space continue to add to the vacancy rate resulting in downward pressure on rental rates. The Company’s vacancy rate at December 31, 2003 was approximately 9.8%.

        In December, 2003, the Company acquired a 3.4 million square foot property located in the Airport West sub-market of Miami-Dade County in Florida. The property’s vacancy rate upon acquisition was approximately 16.6%, compared to a vacancy rate of approximately 12.7% for the entire sub-market. The property is located less than one mile from the cargo entrance of the Miami International Airport, which is recognized as one of the nation’s busiest cargo and passenger airports.

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

        During 2003, the Company added approximately 4.1 million square feet to its portfolio at an aggregate cost of approximately $283 million. The Company acquired 544,000 square feet in Southern California for $60 million, 113,000 square feet in Northern Texas for $8 million, 3,352,000 square feet in Florida for $205 million, and 110,000 square feet in Phoenix, Arizona for $10 million. During 2002, the Company did not complete any acquisitions. The Company plans to continue to seek to build its presence in existing markets by acquiring high quality facilities in selected markets. The Company targets properties in markets with below market rents which may offer it growth in rental rates above market averages, which offer the Company the ability to achieve economies of scale resulting in more efficient operations.

        During the first half of 2003, the Company identified a property in Lakewood, California with 57,000 square feet, two buildings in Nashville, Tennessee totaling 138,000 square feet, and five office and flex buildings totaling 342,000 square feet and a 3.5 acre parcel of vacant land in Beaverton, Oregon as assets the Company intended to sell. The sale of Lakewood, California was completed early in the second quarter of 2003 with net proceeds of approximately $6.3 million. The sale of the Nashville properties was completed in June, 2003 with net proceeds of $5.1 million. A gain on the Lakewood and Nashville properties of $3.5 million was recognized in the second quarter of 2003. During the third quarter of 2003, the Company sold a one-acre parcel of land located in Beaverton, Oregon with net proceeds of approximately $733,000. The transaction was completed in July, 2003 at a gain of approximately $14,000. The remaining Beaverton properties are held for disposition. An impairment loss of $5.9 million based on the estimated proceeds from the potential disposition of the Beaverton, Oregon properties was recognized in the first quarter of 2003. During the fourth quarter of 2003, the Company sold a 31,000 square foot flex facility in Beaverton, Oregon with net proceeds of approximately $2.4 million. The transaction was completed in December, 2003 at a loss of approximately $601,000.

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

        Impact of Inflation: Although inflation has slowed in recent years, it is still a factor in our economy and the Company continues to seek ways to mitigate its impact. A substantial portion of the Company’s leases require tenants to pay operating expenses, including real estate taxes, utilities, and insurance, as well as increases in common area expenses. Management believes these provisions reduce the Company’s exposure to the impact of inflation.

Comparison of 2003 to 2002

        Results of Operations: Net income for the year ended December 31, 2003 was $49,096,000 compared to $57,430,000 for the same period in 2002. Net income allocable to common shareholders (net income less preferred stock dividends) for the year ended December 31, 2003 was $33,312,000 compared to $42,018,000 for the same period in 2002. Net income per common share on a diluted basis was $1.54 for the year ended December 31, 2003 compared to $1.93 for the year ended December 31, 2002 (based on weighted average diluted common shares outstanding of 21,565,000 and 21,743,000, respectively). The decrease was due primarily to a reduction in gains on disposition of real estate and marketable securities of $4.1 million or $0.14 per diluted share, an increase in impairment losses of $5.0 million or $0.17 per diluted share, in addition to a reduction in “Same Park” results of $1.6 million or $0.06 per diluted share.

The Company’s property operations account for almost all of the net operating income earned by the Company. The following table presents the operating results of the properties for the years ended December 31, 2003 and 2002 in addition to other income and expense items affecting income from continuing operations. The Company breaks out “Same Park” operations to provide information regarding trends for properties the Company has held for the periods being compared:

	Years Ended December 31,
	2003	2002	Change
Rental income:
"Same Park" facilities (13.7 million net rentable square feet)	$185,759,000	$186,055,000	(0.2%)
Other facilities (4.6 million net rentable square feet)	6,195,000	2,147,000	188.5%

Rental income before straight-line rent adjustment	191,954,000	188,202,000	2.0%
Straight line rent adjustment:
"Same Park" facilities	1,793,000	2,207,000	(18.8%)
Other facilities	378,000	191,000	97.9%

Total rental income	$194,125,000	$190,600,000	1.8%

Cost of operations (excluding depreciation):
"Same Park" facilities	$51,429,000	$50,544,000	1.8%
Other facilities	2,488,000	452,000	450.4%

Total cost of operations (excluding depreciation)	$53,917,000	$50,996,000	5.7%

Net operating income (rental income less cost of operations)(1):
"Same Park" facilities (2)	$134,330,000	$135,511,000	(0.9%)
Other facilities	3,707,000	1,695,000	118.7%

Total net operating income before straight line rent adjustment	138,037,000	137,206,000	0.6%
Straight line rent adjustment	2,171,000	2,398,000	(9.5%)

Total net operating income	140,208,000	139,604,000	0.4%

Income:
Facility management fees, net	596,000	587,000	1.5%
Interest and other income	1,125,000	959,000	17.3%
Expenses:
Depreciation and amortization	58,927,000	55,183,000	6.8%
General and administrative	4,683,000	5,125,000	(8.6%)
Interest expense	4,015,000	5,324,000	(24.6%)

Income before gain on disposal of real estate, discontinued
operations, minority interest and gain on sale of
marketable securities	$74,304,000	$75,518,000	(1.6%)

"Same Park" Gross margin(3)	72.3%	72.8%	(0.7%)
"Same Park" Weighted average for period:
Occupancy	92.7%	94.3%	(1.7%)
Annualized realized rent per square foot(4)	$14.60	$14.38	1.5%

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

        Concentration of Portfolio by Region: Rental income and rental income less cost of operations or net operating income prior to depreciation and straight-line rent (defined as "NOI" for purposes of the following tables) are summarized for the year ended December 31, 2003 by major geographic region below. Note that the Company excludes the effects of depreciation and straight-line rent adjustment in the calculation of NOI because the table below is designed to illustrate the concentration of value of the portfolio in the respective regions. The effects of depreciation and the straight-line rent are generally not considered when determining value in the real estate industry. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with generally accepted accounting principles. The table below reflects rental income and NOI for the year ended December 31, 2003 based on geographical concentration with a reconciliation to the most comparable amounts based on generally accepted accounting principles. The percent of totals by region reflects the actual contribution to rental income and NOI during the year from properties acquired during the period.

Region	Square Footage	Percent of Total	Rental Income	Percent of Total	NOI	Percent of Total
Southern California	3,663,000	20.0%	$45,904,000	23.9%	$34,251,000	24.8%
Northern California	1,497,000	8.2%	20,444,000	10.7%	15,908,000	11.5%
Southern Texas	831,000	4.5%	8,079,000	4.2%	5,332,000	3.9%
Northern Texas	2,064,000	11.3%	21,606,000	11.3%	14,758,000	10.7%
Florida	3,352,000	18.3%	97,000	0.1%	97,000	0.1%
Virginia	2,621,000	14.3%	42,118,000	21.9%	30,170,000	21.9%
Maryland	1,646,000	9.0%	27,047,000	14.1%	19,469,000	14.1%
Oregon	1,941,000	10.6%	20,852,000	10.9%	14,659,000	10.6%
Other	707,000	3.8%	5,807,000	2.9%	3,393,000	2.4%

Subtotal	18,322,000	100%	191,954,000	100%	138,037,000	100%

Add: Straight line
rent adjustment			2,171,000		2,171,000
Less: Depreciation and
amortization expense			--		(58,927,000)

Total based on generally
accepted accounting principles			$194,125,000		$81,281,000

         Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of December 31, 2003. The Company analyzes this concentration to minimize significant industry exposure risk.

Business services	12.2%
Computer hardware, software, and related service	11.7%
Government	10.4%
Warehouse, transportation, logistics	9.8%
Contractors	8.1%
Financial services	7.2%
Retail	5.5%
Electronics	5.4%
Home furnishing	4.4%
Manufacturing and assembly	3.9%

78.6%

        The information below depicts the Company’s top ten customers by annual rents as of December 31, 2003:

Tenants	Square Footage	Annual Rents	% of Total Annual Rents
U.S. Government	557,000	$11,999,000	6.1%
Citigroup	262,000	4,226,000	2.1%
Intel	233,000	3,866,000	2.0%
IBM	233,000	3,737,000	1.9%
Hughes Network Systems**	106,000	2,679,000	1.4%
County of Santa Clara	97,000	2,674,000	1.4%
Pycon, Inc.	134,000	2,349,000	1.2%
Footstar	116,000	1,765,000	0.9%
Symantec Corporation Inc.	81,000	1,485,000	0.8%
Axcelis Technologies	84,000	1,415,000	0.7%

	1,903,000	$36,195,000	18.5%

**Electronics subsidiary of Hughes Aircraft.

        Supplemental Property Data and Trends: In order to evaluate the performance of the Company’s overall portfolio, management analyzes the operating performance of a consistent group of properties constituting 13.7 million net rentable square feet (“Same Park” facilities). The Company has owned and operated these assets since January 1, 2002. The “Same Park” facilities represent approximately 96% of the weighted average square footage of the Company’s portfolio for 2003.

        The following table summarizes the pre-depreciation historical operating results of the “Same Park” facilities excluding the effects of accounting for rental revenues on a straight-line basis for the years ended December 31, 2003 and 2002. The Company excludes the effect of depreciation and straight-line rent accounting because these non-cash accounts have the effect of smoothing earnings and masking trends in operating results.

        Below the table of rental income and NOI on a “Same Park” basis is a reconciliation to the comparable amounts determined based on generally accepted accounting principles.

Region	Revenues 2003	Revenues 2002	Increase (Decrease)	NOI 2003	NOI 2002	Increase (Decrease)
Southern California	$42,644,000	$41,179,000	3.6%	$32,609,000	$31,070,000	5.0%
Northern California	20,436,000	20,708,000	(1.3%)	15,918,000	15,914,000	0.0%
Southern Texas	8,076,000	8,693,000	(7.1%)	5,336,000	5,722,000	(6.7%)
Northern Texas	20,623,000	20,893,000	(1.3%)	14,110,000	14,170,000	(0.4%)
Virginia	40,320,000	38,290,000	5.3%	28,828,000	27,146,000	6.2%
Maryland	27,036,000	26,289,000	2.8%	19,479,000	19,449,000	0.2%
Oregon	20,844,000	24,276,000	(14.1%)	14,669,000	18,823,000	(22.	1%)
Other	5,780,000	5,727,000	0.9%	3,381,000	3,217,000	5.1%

	185,759,000	186,055,000	(0.2%)	134,330,000	135,511,000	(0.9%)

Add: Straight line rent
adjustment	1,793,000	2,207,000	(18.8%)	1,793,000	2,207,000	(18.8%)
Less: Depreciation and
amortization expense	--	--	--	(54,654,000)	(54,569,000)	0.2%

Total based on generally
accepted accounting principles	$187,552,000	$188,262,000	(0.4%)	$81,469,000	$83,149,000	(2.0%)

The following information provides information regarding the geographical regions in which the Company has operations:

      Southern California

This region includes San Diego, Orange and Los Angeles Counties. The increase in both revenues and NOI are the result of a stable market with a diverse economy that felt only modest effects of the technology slump. Weighted average occupancies have decreased from 97.7% in 2002 to 95.4% in 2003. Realized rent per foot has increased 5.5% from $13.55 per foot for 2002 to $14.30 per foot in 2003.

      Northern California

This region includes San Jose, San Francisco and Sacramento, including 1,025,000 square feet in the Silicon Valley, a market that has been devastated by the technology slump. The Company benefited from the early renewal of large leases in its Silicon Valley portfolio and relative strength in the Sacramento market. Weighted average occupancies outperformed the market, yet they have decreased from 97.1% in 2002 to 96.0% in 2003. Realized rent per foot has decreased 1.2% from $14.41 per foot for 2002 compared to $14.23 per foot in 2003.

      Southern Texas

This region, which includes Austin, was among the hardest hit due to the technology slump and the Company’s operating results are showing the effects of sharply reduced market rental rates, higher vacancies and business failures. Weighted average occupancies decreased slightly from 90.3% in 2002 to 89.2% in 2003. Realized rent per foot decreased 8.2% from $11.88 per foot in 2002 to $10.90 per foot in 2003.

      Northern Texas

This region includes Dallas and Houston. The strength in the Company’s Houston portfolio has been mostly offset by the effects of the slowdown in the telecommunications industry impacting the Dallas portfolio. Weighted average occupancies have increased slightly from 93.5% in 2002 to 93.6% in 2003. Realized rent per foot has decreased 2.6% from $11.56 per foot in 2002 to $11.26 per foot in 2003.

      Virginia

This region includes all major Northern Virginia suburban submarkets surrounding the Washington D.C. metropolitan area. Virginia has been negatively impacted in the Chantilly and Herndon submarkets as a result of the technology and telecommunications industry slowdown. Other submarkets have been positively impacted by increased federal government spending on defense. Weighted average occupancies have increased from 92.1% in 2002 to 94.7% in 2003. Realized rent per foot has increased 2.5% from $16.55 per foot in 2002 to $16.96 per foot in 2003.

      Maryland

This region consists primarily of facilities in Prince Georges County and Montgomery County. While these markets have been relatively stable, weighted average occupancies have decreased from 93.9% in 2002 to 87.8% in 2003, partially as a result of some unexpected lease terminations. Realized rent per foot has increased 10.6% from $16.92 per foot in 2002 to $18.71 per foot in 2003.

      Oregon

This region consists primarily of three business parks in the Beaverton submarket of Portland. Oregon has been one of the markets hardest hit by the technology slowdown. The full effect of this slowdown has begun to take effect in 2003 with lease terminations and expirations resulting in significant declines in rental revenue. Weighted average occupancies have decreased from 94.5% in 2002 to 81.5% in 2003. Realized rent per foot has decreased 3.1% from $16.43 per foot in 2002 to $15.92 per foot in 2003.

        Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the year ended December 31, 2003, $596,000 in net income was recognized from facility management operations compared to $587,000 for the year ended December 31, 2002.

        Interest and Other Income: Interest and other income reflects earnings on cash balances and dividends on marketable securities in addition to miscellaneous income items. Interest income was $528,000 for the year ended December 31, 2003 compared to $819,000 for the year ended December 31, 2002. Average cash balances and other interest bearing investments and effective interest rates for the year ended December 31, 2003 were approximately $40 million and 1.1%, respectively, compared to $31 million and 2.5%, respectively, for the same period in 2002. Other income includes income from business services and construction management fees of $197,000 and $400,000, respectively for the year ended December 31, 2003 compared to $136,000 and $0, respectively for the same period in 2002.

        Cost of Operations: Cost of operations, excluding discontinued operations, was $53,917,000 for the year ended December 31, 2003 compared to $50,996,000 for the year ended December 31, 2002. The increase is due primarily to the growth in the square footage of the Company’s portfolio of properties. Cost of operations as a percentage of rental income increased from 26.8% in 2002 to 27.8% in 2003. Cost of operations for the year ended December 31, 2003 consisted mainly of the following items: property taxes ($16,594,000); property maintenance ($13,076,000); utilities ($9,453,000); direct payroll ($7,992,000); and insurance and other ($6,802,000), as compared to cost of operations for the year ended December 31, 2002 which consisted of the following items: property taxes ($16,386,000); property maintenance ($11,965,000); utilities ($9,245,000); direct payroll ($8,603,000); and insurance and other ($4,797,000).

        Depreciation and Amortization Expense: Depreciation and amortization expense was $58,927,000 for the year ended December 31, 2003 compared to $55,183,000 for the year ended December 31, 2002. The increase is primarily due to depreciation expense on real estate facilities acquired in 2003.

        General and Administrative Expense: General and administrative expense was $4,683,000 for the year ended December 31, 2003 compared to $5,125,000 for the year ended December 31, 2002. The decrease is mainly due to a line of credit extension fee incurred in 2002 with no corresponding expense for 2003. General and administrative expenses for the year ended December 31, 2003 consisted mainly of the following items: expenses which relate to the accounting, finance, and executive divisions of the Company, which primarily consist of payroll expenses ($1,916,000); internal acquisitions costs ($585,000); professional fees, including expenses related to outside accounting, tax, legal and investor services ($773,000); expenses which relate to issuances and exercises of stock options and restricted stock ($852,000); and other various expenses. General and administrative expenses for the year ended December 31, 2002, consisted mainly of the following items: expenses which relate to the accounting, finance, and executive divisions of the Company, which primarily consisted of payroll expenses ($1,858,000); internal acquisition costs ($640,000); professional fees, including expenses related to outside accounting, tax, legal and investor services ($745,000); expenses which relate to issuances and exercises of stock option and restricted stock ($716,000); line of credit extension fee ($337,000), and other various expenses.

        Interest Expense: Interest expense was $4,015,000 for the year ended December 31, 2003 compared to $5,324,000 for the year ended December 31, 2002. The decrease is primarily attributable to lower average debt balances in 2003 due to a higher average balance on the line of credit in 2002, and declining mortgage balances, offset by a reduction of capitalized interest. Interest expense of $0 and $288,000 was capitalized as part of building costs associated with properties under development during the years ended December 31, 2003 and 2002, respectively.

        Gain on Disposition of Real Estate: Gain on disposition of real estate for the year ended December 31, 2003 was $2,897,000 compared to $9,023,000 for the year ended December 31, 2002. During the three months ended June 30, 2003 the Company disposed of three properties, one in Lakewood and two in Nashville, for approximately $11.4 million. A gain on the sale of the Lakewood property of $3.2 million and a gain on the sale of the Nashville properties of $300,000 were recognized in the second quarter. A property in Beaverton was sold during the fourth quarter of 2003, resulting in a loss of approximately $601,000. The Company disposed of a property in San Diego for approximately $9 million in November 2001 and deferred a gain of $5,366,000 which was later recognized in 2002 when the buyer of the property obtained third party financing for the property and paid off its note to the Company. In addition, the Company sold a property located in Overland, Kansas for approximately $5.3 million in the third quarter of 2002, resulting in a gain of approximately $2.1 million. During the fourth quarter of 2002, the Company sold another property located in Landover, Maryland for approximately $9.6 million, generating a gain of approximately $1.7 million. Also in the fourth quarter, the Company sold two properties, located in San Antonio, Texas for $9.5 million, resulting in a net loss totaling approximately $200,000.

        Impairment Charge on Properties Held for Sale: An impairment charge of $5,900,000 was recognized during the year ended December 31, 2003. For the year ended December 31, 2002, an impairment charge of $900,000 was recognized. The impairment loss in 2003 is specific to five office and flex buildings, and a 3.5 acre parcel of land in Beaverton, Oregon that are being marketed for sale. The impairment loss in 2002 was related to properties located in San Antonio, Texas that were disposed of in 2002.

        Equity in Income of Discontinued Joint Venture: Equity in income of discontinued joint venture reflects the Company’s share of net income from its joint venture. Equity in income of discontinued joint venture was $2,296,000 for the year ended December 31, 2003 compared to $1,978,000 for the same period in 2002. The increase in 2003 is due to the gain on sale of the remaining six buildings in the joint venture of $1,376,000 and additional income for meeting performance measures of $920,000.

        Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $30,585,000 ($19,240,000 allocated to preferred unitholders and $11,345,000 allocated to common unitholders) for the year ended December 31, 2003 compared to $32,170,000 ($17,927,000 allocated to preferred unitholders and $14,243,000 allocated to common unitholders) for the year ended December 31, 2002. The decrease in minority interest in income is due primarily to lower earnings at the partnership level, partially offset by the issuance of preferred operating partnership units during 2002.

Comparison of 2002 to 2001

        Results of Operations: Net income for the year ended December 31, 2002 was $57,430,000 compared to $49,870,000 for the same period in 2001. Net income allocable to common shareholders (net income less preferred stock dividends) for the year ended December 31, 2002 was $42,018,000 compared to $41,016,000 for the same period in 2001. Net income per common share on a diluted basis was $1.93 for the year ended December 31, 2002 compared to $1.83 for the same period in 2001 (based on weighted average diluted common shares outstanding of 21,743,000 and 22,435,000, respectively). The increase was primarily due to gains on disposition of properties. Net income allocable to common shareholders for the year ended December 31, 2002 included recognizing gains on dispositions of properties, net of impairment charge on properties held for sale, totaling $8.1 million or $0.28 per diluted share and the Company’s share of gains and income related to the disposition of eight buildings in its joint venture of $861,000 or approximately $0.03 per diluted share. Net income per common share, excluding discontinued operations and gains related to dispositions, was $1.61 on a diluted basis for the year ended December 31, 2002 compared to $1.78 diluted for the same period in 2001. The decrease is due primarily to increased depreciation related to acquisitions completed in 2001.

        The Company’s property operations account for almost all of the net operating income earned by the Company. The following table presents the operating results of the properties for the years ended December 31, 2002 and 2001. The Company breaks out Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared:

	Years Ended December 31,
	2002	2001	Change
Rental income:
"Same Park" facilities (11.8 million net rentable square feet)	$150,110,000	$148,034,000	1.4%
Other facilities (2.6 million net rentable square feet)	45,057,000	11,671,000	286.1%

Rental income before straight-line rent adjustment	195,167,000	159,705,000	22.2%
Straight line rent adjustment:
"Same Park" facilities	1,844,000	1,751,000	5.3%
Other facilities	554,000	153,000	262.1%

Subtotal rental income	197,565,000	161,609,000	22.2%
Rental income reclassified to discontinued operations	(6,965,000)	(6,636,000)	5.0%

Total rental income	$190,600,000	$154,973,000	23.0%

Cost of operations (excluding depreciation):
"Same Park" facilities	$40,277,000	$38,752,000	3.9%
Other facilities	12,565,000	3,791,000	231.4%

Subtotal cost of operations (excluding depreciation)	52,842,000	42,543,000	24.2%
Cost of operations reclassified to discontinued operations	(1,846,000)	(1,466,000)	25.9%

Total cost of operations (excluding depreciation)	$50,996,000	$41,077,000	24.1%

Net operating income (rental income less cost of operations)(1):
"Same Park" facilities (2)	$109,833,000	$109,282,000	0.5%
Other facilities	32,492,000	7,880,000	312.3%

Subtotal net operating income before straight-line rent adjustment	142,325,000	117,162,000	21.5%
Net operating income reclassified to discontinued operations	(5,119,000)	(5,170,000)	(1.0%)

Total net operating income before straight line rent adjustment	137,206,000	111,992,000	22.5%
Straight line rent adjustment	2,398,000	1,904,000	25.9%

Total net operating income	139,604,000	113,896,000	22.6%

Income:
Facility management fees, net	587,000	531,000	10.5%
Interest and other income	497,000	2,049,000	(75.7%)
Expenses:
Depreciation and amortization	55,183,000	37,602,000	46.8%
General and administrative	4,663,000	4,320,000	7.9%
Interest expense	5,324,000	1,715,000	210.4%

Income before gain on disposal of real estate, discontinued
operations, minority interest, and gain on sale of
marketable securities	$75,518,000	$72,839,000	3.7%

"Same Park" Gross margin(3)	73.2%	73.8%	(0.9%)
"Same Park" Weighted average for the period:
Occupancy	94.3%	95.8%	(1.6%)
Annualized realized rent per square foot(4)	$13.44	$13.04	3.1%

(1)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. The key components of NOI are rental income less cost of operations excluding the effects of the straight-line rent adjustment and depreciation.

(2)	See “Supplemental Property Data and Trends” below for a definition of Same Park facilities

(3)	Gross margin is computed by dividing NOI by rental income before the straight line rent adjustment.

(4)	Realized rent per square foot represents the actual revenues earned per occupied square foot before straight line rent adjustment.

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

Region	Square Footage	Percent of Total	Rental Income	Percent of Total	NOI	Percent of Total
Southern California	3,171,000	22%	$42,320,000	22%	$31,965,000	23%
Northern California	1,495,000	10%	20,873,000	11%	16,148,000	11%
Southern Texas	833,000	6%	8,721,000	4%	5,762,000	4%
Northern Texas	1,951,000	14%	20,909,000	11%	14,297,000	10%
Virginia	2,621,000	18%	39,687,000	20%	28,321,000	20%
Maryland	1,646,000	11%	26,312,000	14%	18,781,000	13%
Oregon	1,973,000	14%	29,733,000	15%	23,346,000	16%
Other	736,000	5%	6,612,000	3%	3,705,000	3%

Subtotal	14,426,000	100%	195,167,000	100%	142,325,000	100%

Add: Straight line
rent adjustment			2,398,000		2,398,000
Less: Depreciation and
amortization expense			--		(55,183,000)
Less: Reclassification to
discontinued operations			(6,965,000)		(5,119,000)

Total based on generally
accepted accounting principles			$190,600,000		$84,421,000

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

        The following tables summarize the “Same Park” operating results prior to depreciation by major geographic region for the years ended December 31, 2002 and 2001. The Company excludes the effect of depreciation and straight-line rent accounting because these non-cash accounts have the effect of smoothing earnings and masking trends in operating results.

Below the table of rental income and NOI on a “Same Park” basis is a reconciliation to the comparable amounts determined based on generally accepted accounting principles.

Region	Revenues 2002	Revenues 2001	Increase (Decrease)	NOI 2002	NOI 2001	Increase (Decrease)
Southern California	$42,486,000	$41,031,000	3.5%	$32,031,000	$31,037,000	3.2%
Northern California	20,818,000	19,417,000	7.2%	16,049,000	14,786,000	8.5%
Southern Texas	8,732,000	9,411,000	(7.2%)	5,767,000	6,280,000	(8.2%)
Northern Texas	18,875,000	19,071,000	(1.0%)	12,747,000	13,042,000	(2.3%)
Virginia	25,043,000	25,620,000	(2.3%)	17,826,000	18,781,000	(5.1%)
Maryland	8,903,000	8,683,000	2.5%	6,740,000	6,691,000	0.7%
Oregon	18,635,000	18,155,000	2.6%	14,990,000	14,772,000	1.5%
Other	6,618,000	6,646,000	(0.4%)	3,683,000	3,893,000	(5.4%)

	150,110,000	148,034,000	1.4%	109,833,000	109,282,000	0.5%

Add: Straight line rent
adjustment	1,844,000	1,751,000	5.3%	1,844,000	1,751,000	5.3%
Less: Depreciation and
amortization expense	N/A	N/A	N/A	(40,328,000)	(37,429,000)	7.7%

Total based on generally
accepted accounting principles	$151,954,000	$149,785,000	1.4%	$71,349,000	$73,604,000	(3.1%)

        The increases noted above reflect the performance of the Company’s existing markets. Northern California benefited from the expiration of leases with below market rents, as did all other markets to a lesser extent, resulting in revenue and NOI increases in all of our markets.

        Facility Management Operations: The Company’s facility management accounts for a small portion of the Company’s net income. During the year ended December 31, 2002, $587,000 in net income was recognized from facility management operations compared to $531,000 for the same period in 2001. Facility management fees have increased due to the increase in rental rates of the properties managed by the Company and additional properties brought under management during 2001 and 2002. .

        Interest and Other Income: Interest and other income reflects earnings on cash balances and dividends on marketable securities, in addition to miscellaneous income items. Interest income was $819,000 for the year ended December 31, 2002 compared to $2,251,000 for the same period in 2001. The decrease is attributable to lower interest rates and lower average cash balances. Weighted average interest bearing investments and effective interest rates for the year ended December 31, 2002 were approximately $31 million and 2.5% compared to $53 million and 4.2% for the same period in 2001. Other income includes income from business services of $136,000 for the year ended December 31, 2002 compared to $353,000 for the same period in 2001.

        Cost of Operations: Cost of operations, excluding discontinued operations, was $50,996,000 for the year ended December 31, 2002 compared to $41,077,000 for the same period in 2001. The increase is due primarily to the growth in the square footage of the Company’s portfolio of properties. Cost of operations as a percentage of rental income increased slightly from 26.5% in 2001 to 26.8% in 2002. Cost of operations for the year ended December 31, 2002 consisted mainly of the following items: property taxes ($16,386,000); property maintenance ($11,965,000); utilities ($9,245,000); direct payroll ($8,603,000); and insurance and other ($4,797,000). Cost of operations for the year ended December 31, 2001 consisted mainly of the following items: property taxes ($13,932,000); property maintenance ($9,010,000); utilities ($7,772,000); direct payroll ($6,755,000); and insurance and other ($3,607,000).

        Depreciation and Amortization Expense: Depreciation and amortization expense was $55,183,000 for the year ended December 31, 2002 compared to $37,602,000 for the same period in 2001. The increase is due to the acquisition and development of real estate facilities during 2001 and depreciation of capitalized expenditures.

        General and Administrative Expense: General and administrative expense was $5,125,000 for the year ended December 31, 2002 compared to $4,892,000 for the same period in 2001. The increase is due to the adoption of the Fair Value Method of accounting for stock options in 2002 related to stock options granted after December 31, 2001. General and administrative expenses for the year ended December 31, 2002, consisted mainly of the following items: expenses which relate to the accounting, finance, and executive divisions of the Company, which primarily consisted of payroll expenses ($1,858,000); internal acquisition costs ($640,000); professional fees, including expenses related to outside accounting, tax, legal and investor services ($745,000); expenses which relate to issuances and exercises of stock option and restricted stock ($716,000); line of credit extension fee ($318,000), and other various expenses. General and administrative expenses for the year ended December 31, 2001 consisted mainly of the following items: expenses which relate to the accounting, finance, and executive divisions of the Company, which primarily consist of payroll expenses ($2,050,000); internal acquisitions costs ($587,000); professional fees, including expenses related to outside accounting, tax, legal and investor services ($955,000); expenses which relate to issuances and exercises of stock options and restricted stock ($149,000); and other various expenses.

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

        Gain on Disposition of Real Estate: Certain properties that were identified as not meeting the Company’s ongoing investment strategy were sold in 2002. Gain on sale of real estate was $9,023,000 for the year ended December 31, 2002. The gain primarily results from the Company’s disposal of a property in San Diego for approximately $9 million in November 2001 and deferral of gain of $5,366,000 which was later recognized in the first quarter of 2002 when the buyer of the property obtained third party financing for the property and paid off most of its note to the Company. In addition, the Company sold a property located in Overland Park, Kansas for approximately $5.3 million in the third quarter of 2002, resulting in a gain of approximately $2.1 million. During the fourth quarter of 2002, the Company sold another property located in Landover, Maryland for approximately $9.6 million generating a gain of approximately $1.7 million. Also in the fourth quarter, the Company sold two properties located in San Antonio, Texas for $9.5 million and a net loss totaling approximately $200,000.

        Impairment Charge on Properties Held for Sale: An impairment charge of $900,000 was recognized during the year ended December 31, 2002. For the year ended December 31, 2001, no impairment charge was recognized. The impairment loss in 2002 is specific to two properties located in San Antonio, Texas that were disposed of in 2002.

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

Liquidity and Capital Resources

        Net cash provided by operating activities for the year ended December 31, 2003 and 2002 was $132,410,000 and $134,926,000, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements and debt service requirements and to maintain the current level of distributions to shareholders in addition to providing additional returned cash for future growth, debt repayment, and stock repurchase. The table further illustrates the remaining amount of funds available for adding to the value of the Company either through investment or repayment of debt after distribution to shareholders.

        The following table summarizes the Company’s cash flow from operating activities after recurring capital expenditures:

	Year Ended December 31,
	2003	2002
Net income	$49,096,000	$57,430,000
Depreciation and amortization	59,107,000	58,144,000
Minority interest in income	30,585,000	32,170,000
Equity income of discontinued joint venture	(2,296,000)	(1,978,000)
Gain on sale of marketable securities	(2,043,000)	(41,000)
Gain on disposal of properties	(2,897,000)	(9,023,000)
Impairment charge on properties held for sale	5,907,000	900,000
Change in working capital	(5,049,000)	(2,676,000)

Net cash provided by operating activities	132,410,000	134,926,000
Maintenance capital expenditures	(4,037,000)	(6,057,000)
Tenant improvements	(14,030,000)	(10,722,000)
Capitalized lease commissions	(4,887,000)	(5,322,000)

Funds available for distributions to shareholders, minority interests,
acquisitions and other corporate purposes	109,456,000	112,825,000
Cash distributions to shareholders and minority interests	(68,247,000)	(71,141,000)

Excess funds available for principal payments on debt, investments in
real estate and other corporate purposes	$41,209,000	$41,684,000

        The Company’s capital structure is characterized by a low level of leverage. As of December 31, 2003, the Company had three fixed rate mortgage notes payable totaling $19.7 million, which represented approximately 1% of its total capitalization (based on book value, including minority interest and debt). The weighted average interest rate for the mortgage notes is approximately 7.46% per annum. The Company had approximately 2.6% of its properties, in terms of net book value, encumbered at December 31, 2003.

         As of December 31, 2003, the Company had $100 million in short-term borrowings from PSI. The note bore interest at 1.4% and was due on March 9, 2004. The Company repaid the note in full during the first quarter of 2004.

         The Company has an unsecured line of credit (the “Credit Facility”) with Wells Fargo Bank with a borrowing limit of $100 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.60% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.70%). In addition, the Company is required to pay an annual commitment fee ranging from 0.20% to 0.35% of the borrowing limit (currently 0.25%). In connection with the extension, the Company paid Wells Fargo Bank a one-time fee of approximately $330,000. The Company had drawn $95 million and $0 on its line of credit at December 31, 2003 and 2002, respectively. The Company repaid in full the $95 million outstanding on its line of credit in January, 2004, and subsequently, borrowed $51 million on its line of credit in February, 2004.

        In February 2002, the Company entered into a seven year $50 million term loan agreement with Fleet National Bank. The note bears interest at LIBOR plus 1.45% and is due on February 20, 2009. The Company paid a one-time fee of 0.35% or $175,000 for the facility. The Company used the proceeds of the loan to reduce the amount drawn on its Credit Facility with Wells Fargo Bank. During July, 2002, the Company entered into an interest rate swap transaction which had the effect of fixing the rate on the term loan through July 2004 at 4.46% per annum. In February 2004, the Company repaid in full the $50 million outstanding on the term loan.

        The following table outlines upcoming cash flows due to contractual commitments in connection with the Company’s mortgage notes, which have a weighted average interest rate of 7.46% and an average maturity of 3.48 years. At December 31, 2003, approximate principal maturities of the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Mortgage notes payable	$19,694,000	$631,000	$8,570,000	$5,348,000	$5,145,000

Total	$19,694,000	$631,000	$8,570,000	$5,348,000	$5,145,000

        The Company used its short-term borrowing capacity to complete acquisitions totaling approximately $283 million in 2003. The Company borrowed $95 million from its line of credit and $100 million from PSI. The remaining balance was funded with cash from operations. During January, 2004, the Company issued 6,900,000 depositary shares, each representing 1/1,000 of a share of 7% Cumulative Preferred Stock, Series H, resulting in net proceeds of approximately $167 million. These proceeds were used to repay the line of credit and a portion of the loan from PSI.

        During May, 2003 and September, 2003, the Company repurchased 7,300 and 78,300 depositary shares, each representing 1/1,000 of a share of Series A preferred stock at $26.00 and $25.65 per depositary share, for $190,000 and $2.0 million, respectively. The stated value of the stock was $25 per depository share. The premium and original issuance costs were recorded as an additional distribution to preferred shareholders. The aggregate effect was a reduction of $127,000 of net income and funds from operations allocable to common shareholders and unit holders.

        During January 2002, the Company issued 2,000,000 depositary shares, each representing 1/1,000 of a share of 8 ¾% Cumulative Preferred Stock, Series F, resulting in net proceeds of $48.3 million. This was used to repay $35 million borrowed from PSI in 2001 and to increase financial flexibility.

        During October, 2002, the Operating Partnership completed a private placement of 800,000 preferred units with a preferred distribution rate of 7.95%. The net proceeds from the placement of preferred units were approximately $19.5 million.

        The Company’s funding strategy has been to use permanent capital, including common and preferred stock, and internally generated retained cash flows. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its Credit Facility. The Company targets a ratio of Funds from Operations (“FFO”) to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unitholders. As of the year ended December 31, 2003, the FFO to fixed charges and preferred distributions coverage ratio was 3.5 to 1.0.

        Funds from Operations: FFO is defined as net income, computed in accordance with generally accepted accounting principles (“GAAP”), before depreciation, amortization, minority interest in income, and extraordinary items. FFO is presented because the Company considers FFO to be a useful measure of the operating performance of a REIT which, together with net income and cash flows provides investors with a basis to evaluate the operating and cash flow performances of a REIT. FFO does not represent net income or cash flows from operations as defined by GAAP. FFO does not take into consideration scheduled principal payments on debt or capital improvements. The Company believes that in order to facilitate a clear understanding of the Company’s operating results, FFO should be analyzed in conjunction with net income as presented in the Company’s consolidated financial statements included elsewhere in this Form 10-K. Accordingly, FFO is not necessarily a substitute for cash flow or net income as a measure of liquidity or operating performance or ability to make acquisitions and capital improvements or ability to make distributions or debt principal payments. Also, FFO as computed and disclosed by the Company may not be comparable to FFO computed and disclosed by other REITs.

        FFO for the Company is computed as follows:

	Years Ended December 31,
	2003	2002
Net income allocable to common shareholders	$33,312,000	$42,018,000
Less: Gain on sale of marketable securities	(2,043,000)	(41,000)
Less: Gain on disposition of real estate	(2,897,000)	(9,023,000)
Less: Equity income from sale of joint venture properties	(1,376,000)	(861,000)
Depreciation and amortization *	59,107,000	58,144,000
Depreciation from joint venture	--	63,000
Minority interest in income - common units	11,345,000	14,243,000

Consolidated FFO allocable to common shareholders and minority interests	97,448,000	104,543,000
FFO allocated to minority interests - common units	24,657,000	26,291,000

FFO allocated to common shareholders	$72,791,000	$78,252,000

* Includes depreciation of discontinued operations.

        Capital Expenditures: During 2003, the Company incurred approximately $23.0 million in recurring capital expenditures or $1.61 per weighted average square foot. During 2002, the Company incurred approximately $22.1 million in recurring capital expenditures, or $1.59 per weighted average square foot. The Company expects these costs to continue to rise in 2004 as a result of competition in difficult markets. The following depicts actual capital expenditures for the stated periods:

	Year Ended December 31, 2003	Year Ended December 31, 2002
Recurring capital expenditures	$22,954,000	$22,101,000
First generation tenant improvements and
leasing commissions on developed
properties	838,000	3,712,000
Property renovations and other capital
expenditures	15,984,000	4,574,000

Total capital expenditures	$39,776,000	$30,387,000

        Stock Repurchase: The Company’s Board of Directors has authorized the repurchase from time to time of up to 4,500,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. In 2003, the Company repurchased 261,200 shares at an aggregate cost of approximately $8,119,000 or $31.08 per share. Since the inception of the program (March 2000), the Company has repurchased an aggregate total of 2,621,711 shares of common stock and 30,484 common units in its operating partnership at an aggregate cost of approximately $70.7 million (average cost of $26.66 per share/unit).

         Redemption of Preferred Stock: On May 22, 2003 and September 30, 2003, the Company repurchased 7,300 and 78,300 depositary units of Series A preferred stock, at $26.00 and $25.65 per depositary share, for $190,000 and $2.0 million, respectively. The stated value of the stock was $25 per depositary share. The premium and original issuance costs were recorded as an additional distribution to preferred shareholders. The aggregate effect was a reduction of $127,000 of net income and funds from operations allocable to common shareholders and unit holders.

        In March 2004, the Company gave legal notice that it is going to redeem approximately $12.8 million of Series B preferred units with an average coupon of 8-7/8% in April, 2004. Also, in March 2004, the Company gave notice of its intent to redeem approximately $52.8 million of Series A preferred stock with an average coupon of 9.25%. In connection with these redemptions, the Company will take a charge of approximately $2.1 million in 2004, related to the application of the SEC’s interpretation of EITF D-42.

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

        Related Party Transactions: At December 31, 2003, PSI owns 25% of the outstanding shares of the Company’s common stock (44% upon conversion of its interest in the Operating Partnership) and 25% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Ronald L. Havner, Jr., the Company’s chairman, is also the vice-chairman, chief executive officer and a director of PSI. The portion of his compensation allocated to the Company is reviewed and approved by the Company’s Compensation Committee.

        Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services. These costs totaled $335,000 in 2003 and are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $581,000 in 2003. In addition, the Company combines its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation (“Stor-Re”). Stor-Re provides limited property and liability insurance to the Company at commercially competitive rates. The Company and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re’s limitations.

        As of December 31, 2003, the Company had $100 million in short-term borrowings from PSI. The note bore interest at 1.4% and was due on March 9, 2004. The Company repaid the note in full during the first quarter of 2004.

        Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting either of common or preferred stock. At December 31, 2003, the Company’s debt as a percentage of shareholders’ equity and minority interest (based on book values) was 25.0%.

        The Company’s market risk sensitive instruments include mortgage notes payable, the Company’s term loan, loan from PSI, and line of credit, which total $19,694,000, $50,000,000, $100,000,000, and $95,000,000, respectively at December 31, 2003. All of the Company’s mortgage notes payable bear interest at fixed rates. For the term loan, the Company entered into an interest rate swap transaction which had the effect of fixing the rate on the term loan for two years at 4.46% per annum. See Note 2, 5 and 6 to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the Company's mortgage notes payable, line of credit, affiliate loans and term loan, as of December 31, 2003. Based on borrowing rates currently available to the Company, combined with the amount of fixed rate debt outstanding, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of the Company at December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 and the report of Ernst & Young LLP, Independent Auditors, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Schedules in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

    (a)        Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. As of the end of the fiscal quarter ended December 31, 2003, the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal quarter ended December 31, 2003, the Company’s disclosure controls and procedures were effective.

    (b)        Changes in internal control over financial reporting. There has not been any change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement to be filed in connection with the annual shareholders’ meeting to be held in 2004 (the “Proxy Statement”) under the caption “Election of Directors- Directors and Committee Meetings.”

        Information required by this item with respect to executive officers is provided in Item 4A of this report. See “Executive Officers.” Information required by this item with respect to an audit committee financial expert and identification of the Audit Committee of the Board of Directors is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Election of Directors – Directors and Committee Meetings.”

        Information required by this item with respect to a code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Code of Ethics for Senior Financial Officers.” The code of ethics is filed as an exhibit to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Compensation” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Election of Directors–Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

        The following table sets forth information as of December 31, 2003 on the Company’s equity compensation plans:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation
plans approved by
security holders	851,613	$29.27	1,710,393
Equity compensation
plans not approved
by security holders	--	--	--

Total	851,613	$29.27	1,710,393

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Compensation Committee Interlocks and Insider Participation–Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        Audit Fees: Audit fees include fees generated by all services performed by Ernst & Young LLP to comply with generally accepted auditing standards or for services related to the audit and review of the Company’s financial statements. Audit fees billed (or expected to be billed) to the Company by Ernst & Young LLP for audit of the Company’s annual financial statements, review of the quarterly financial statements included in the Company’s quarterly reports on Form 10-Q, audit of financial statements included in the Company’s periodic reports on Form 8-K and services in connection with the Company’s registration statements and securities offerings totaled $142,300 for 2002 and $185,000 for 2003.

        Audit-Related Fees: Audit-related fees billed (or expected to be billed) to the Company by Ernst & Young LLP for the audit of an affiliated joint venture totaled $13,800 in 2002 and $5,000 in 2003.

        Tax Fees: Tax fees billed (or expected to be billed) to the Company by Ernst & Young LLP for tax services totaled $133,600 in 2002 and $141,000 in 2003.

        All Other Fees: During 2002 and 2003, Ernst & Young LLP did not bill the Company for any services other than audit services, audit related services and tax services.

        The Audit Committee of the Company approves in advance all services performed by Ernst & Young LLP. At this time the Audit Committee has not delegated approval authority to any member or members of the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

a. 1. Financial Statements

The financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this report.

2. Financial Statements Schedule

The financial statements schedule listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this report.

3. Exhibits

See Exhibit Index contained herein.

b.     Reports on Form 8-K

On October 2, 2003, a Current Report on Form 8-K was furnished to the SEC pursuant to Items 7(c) and 9 relating to the Company’s operating results for the quarter ended September 30, 2003.

On October 23, 2003, a Current Report on Form 8-K was furnished to the SEC pursuant to Items 7(c) and 9 relating to the Company’s operating results for the quarter ended September 30, 2003.

On December 11, 2003, a Current Report on Form 8-K was furnished to the SEC pursuant to Items 7(c) and 9 relating to management changes.

On December 31, 2003, a Current Report on Form 8-K was furnished to the SEC pursuant to Items 7(c) and 9 relating to three separate real estate acquisitions.

The Registrant filed a Current Report on Form 8-K dated February 26, 2004 (filed February 27, 2004) pursuant to Item 9, relating to Regulation FD Disclosure.

c. Exhibits

See Index to Exhibits contained herein.

d. Financial Statement Schedules

Not applicable.

PS BUSINESS PARKS, INC.
EXHIBIT INDEX
(Items 15(a)(3) and 15(c))

2.1	Amended and Restated Agreement and Plan of Reorganization among Registrant, American Office Park Properties, Inc. ("AOPP") and Public Storage, Inc. ("PSI") dated as of December 17, 1997. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

3.1	Restated Articles of Incorporation. Filed with Registrant's Registration Statement No. 333-78627 and incorporated herein by reference.

3.2	Certificate of Determination of Preferences of 8 ¾% Series C Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.3	Certificate of Determination of Preferences of 8 7/8% Series X Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.4	Amendment to Certificate of Determination of Preferences of 8 7/8% Series X Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

3.5	Certificate of Determination of Preferences of 8 7/8% Series Y Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.

3.6	Certificate of Determination of Preferences of 9 1/2% Series D Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated May 7, 2001 and incorporated herein by reference.

3.7	Amendment to Certificate of Determination of Preferences of 9 1/2% Series D Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

3.8	Certificate of Determination of Preferences of 9 1/4% Series E Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

3.9	Certificate of Determination of Preferences of 8 3/4% Series F Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated January 18, 2002 and incorporated herein by reference.

3.10	Certificate of Determination of Preferences of 7.95% Series G Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed herewith. This exhibit supercedes Exhibit 3.10 of the Registrant’s Form 10-K for the year ended December 31, 2002.

3.11	Certificate of Determination of Preferences of 7.00% Series H Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. filed with Registrant’s Current Report on Form 8-K, dated January 16, 2004 and incorporated herein by reference.

3.12	Restated Bylaws. Filed with Registrant's Current Report on Form 8-K dated March 17, 1998 and incorporated herein by reference.

3.13	Amendments to Bylaws of PS Business Parks, Inc. Filed with Registrant’s Quarterly report on Form 10-Q for the quarter period ended September 30, 2003 and incorporated herein by reference.

10.1	Amended Management Agreement between Storage Equities, Inc. and Public Storage Commercial Properties Group, Inc. dated as of February 21, 1995. Filed with PSI's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.2*	Registrant's 1997 Stock Option and Incentive Plan. Filed with Registrant's Registration Statement No. 333-48313 and incorporated herein by reference.

10.3	Agreement of Limited Partnership of PS Business Parks, L.P. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

10.4	Agreement Among Shareholders and Company dated as of December 23, 1997 among Acquiport Two Corporation, AOPP, American Office Park Properties, L.P. and PSI. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

10.5	Amendment to Agreement Among Shareholders and Company dated as of January 21, 1998 among Acquiport Two Corporation, AOPP, American Office Park Properties, L.P. and PSI. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

10.6	Non-Competition Agreement dated as of December 23, 1997 among PSI, AOPP, American Office Park Properties, L.P. and Acquiport Two Corporation. Filed with Registrant's Registration Statement No. 333-45405 and incorporated herein by reference.

10.7**	Offer Letter/ Employment Agreement between Registrant and Joseph D. Russell, Jr., dated as of September 6, 2002. Filed with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference.

10.8	Revolving Credit Agreement dated August 6, 1998 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

10.9	First Amendment to Revolving Credit Agreement dated as of August 19, 1999 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

10.10	Second Amendment to Revolving Credit Agreement dated as of September 29, 2000 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference.

10.11	Form of Indemnity Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference.

10.12	Cost Sharing and Administrative Services Agreement dated as of November 16, 1995 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference.

10.13	Amendment to Cost Sharing and Administrative Services Agreement dated as of January 2, 1997 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference.

10.14	Accounts Payable and Payroll Disbursement Services Agreement dated as of January 2, 1997 by and between PSCC, Inc. and American Office Park Properties, L.P. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference.

10.15	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8 7/8% Series B Cumulative Redeemable Preferred Units, dated as of April 23, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

10.16	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9-1/4% Series A Cumulative Redeemable Preferred Units, dated as of April 30, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

10.17	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8-3/4% Series C Cumulative Redeemable Preferred Units, dated as of September 3, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

10.18	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8 7/8% Series X Cumulative Redeemable Preferred Units, dated as of September 7, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

10.19	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to Additional 8 7/8% Series X Cumulative Redeemable Preferred Units, dated as of September 23, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

10.20	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 8 7/8% Series Y Cumulative Redeemable Preferred Units, dated as of July 12, 2000. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.

10.21	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 9 1/2% Series D Cumulative Redeemable Preferred Units, dated as of May 10, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated herein by reference.

10.22	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 9 1/2% Series D Cumulative Redeemable Preferred Units, dated as of June 18, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

10.23	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 9 1/4% Series E Cumulative Redeemable Preferred Units, dated as of September 21, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

10.24	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 8 3/4% Series F Cumulative Redeemable Preferred Units, dated as of January 18, 2002. Filed with Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.25	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 7.95% Series G Cumulative Redeemable Preferred Units, dated as of October 30, 2002. Filed herewith. This exhibit supercedes Exhibit 10.26 of the Registrant’s Form 10-K for the year ended December 31, 2002.

10.26	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.00% Series H Cumulative Redeemable Preferred Units, dated as of January 16, 2004. Filed herewith.

10.27	Third Amendment to Revolving Credit Agreement dated as of February 15, 2002 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.28	Term Loan Agreement dated as of February 20, 2002 among PS Business Parks, L.P. and Fleet National Bank, as Agent. Filed with Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.29	Amended and Restated Revolving Credit Agreement dated as of October 29, 2002 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.30*	Registrant's 2003 Stock Option and Incentive Plan. Filed with Registrant's Registration Statement on Form S-8, No. 333-104604 and incorporated herein by reference.

10.31	Letter Agreement, dated as of December 29, 2003, between Public Storage, Inc. and PS Business Parks, L.P. Filed with the Registrant’s Current Report on Form 8-K dated January 14, 2004 and incorporated herein by reference.

10.32	Modification Agreement dated as of December 29, 2003. Filed herewith. This exhibit modifies the Amended and Restated Revolving Credit Agreement dated as of October 29, 2002 and filed with the Registrant's Form 10-K for the year ended December 31, 2002

10.33	Modification Agreement dated as of January 23, 2004. Filed herewith. This exhibit modifies the Modification Agreement dated as of December 29, 2003 and filed herewith.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

14	Code of Ethics for Senior Financial Officers. Filed herewith.

21	List of Subsidiaries. Filed herewith.

23	Consent of Independent Auditors. Filed herewith. 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

    * Compensatory benefit plan.
  ** Management contract.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2004

PS BUSINESS PARKS, INC.

BY: /s/ Joseph D. Russell, Jr.
Joseph D. Russell, Jr.
President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald L. Havner, Jr. Ronald L. Havner, Jr.	Chairman of the Board	March 15, 2004
/s/ Joseph D. Russell, Jr. Joseph D. Russell, Jr.	President and Chief Executive Officer (principal executive officer)	March 15, 2004
/s/ Edward A. Stokx Edward A. Stokx	Chief Financial Officer (principal financial officer and principal accounting officer)	March 15, 2004
/s/ Vern O. Curtis Vern O. Curtis	Director	March 15, 2004
/s/ Arthur M. Friedman Arthur M. Friedman	Director	March 15, 2004
/s/ James H. Kropp James H. Kropp	Director	March 15, 2004
/s/ Harvey Lenkin Harvey Lenkin	Director	March 15, 2004
/s/ Alan K. Pribble Alan K. Pribble	Director	March 15, 2004
/s/ Jack D. Steele Jack D. Steele	Director	March 15, 2004

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

We have audited the accompanying consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Business Parks, Inc. at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February18, 2004

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$5,809,000	$44,812,000
Marketable securities	--	5,278,000
Real estate facilities, at cost:
Land	387,101,000	286,301,000
Buildings and equipment	1,129,938,000	968,473,000

	1,517,039,000	1,254,774,000
Accumulated depreciation	(225,599,000)	(177,229,000)

	1,291,440,000	1,077,545,000
Properties held for disposition, net	34,649,000	--
Land held for development	10,196,000	11,989,000

	1,336,285,000	1,089,534,000
Investment in joint venture	--	1,057,000
Rent receivable	1,885,000	1,814,000
Deferred rent receivables	12,929,000	11,507,000
Intangible assets, net	76,000	378,000
Other assets	1,877,000	2,422,000

Total assets	$1,358,861,000	$1,156,802,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued and other liabilities	$35,701,000	$36,902,000
Line of credit	95,000,000	--
Notes payable to affiliate	100,000,000	--
Mortgage notes payable	19,694,000	20,279,000
Unsecured note payable	50,000,000	50,000,000

Total liabilities	300,395,000	107,181,000
Minority interest:
Preferred units	217,750,000	217,750,000
Common units	169,888,000	167,469,000
Shareholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares
authorized, 6,747 and 6,833 shares issued and outstanding
at December 31, 2003 and December 31, 2002, respectively	168,673,000	170,813,000
Common stock, $0.01 par value, 100,000,000 shares authorized,
21,565,528 and 21,531,419 shares issued and outstanding at
December 31, 2003 and December 31, 2002, respectively	216,000	215,000
Paid-in capital	420,778,000	420,372,000
Cumulative net income	281,386,000	232,290,000
Comprehensive income/(loss)	(535,000)	(260,000)
Cumulative distributions	(199,690,000)	(159,028,000)

Total shareholders' equity	670,828,000	664,402,000

Total liabilities and shareholders' equity	$1,358,861,000	$1,156,802,000

See accompanying notes.

PS BUSINESS PARKS, INC.CONSOLIDATED
STATEMENTS OF INCOME

	For the Years Ended December 31,
	2003	2002	2001
Revenues:
Rental income	$194,125,000	$190,600,000	$154,973,000
Facility management fees primarily from affiliates	742,000	763,000	683,000
Gain on sale of marketable securities	2,043,000	41,000	8,000
Interest and other income	1,125,000	959,000	2,621,000

	198,035,000	192,363,000	158,285,000
Expenses:
Cost of operations	53,917,000	50,996,000	41,077,000
Cost of facility management	146,000	176,000	152,000
Depreciation and amortization	58,927,000	55,183,000	37,602,000
General and administrative	4,683,000	5,125,000	4,892,000
Interest expense	4,015,000	5,324,000	1,715,000

	121,688,000	116,804,000	85,438,000

Income before discontinued operations and minority interest	76,347,000	75,559,000	72,847,000

Discontinued operations:
Income from discontinued operations	4,048,000	3,940,000	4,487,000
Impairment charge on properties held for sale	(5,907,000)	(900,000)	--
Gain on disposition of real estate	2,897,000	9,023,000	--
Equity in income of discontinued joint venture	2,296,000	1,978,000	25,000

Net income from discontinued operations	3,334,000	14,041,000	4,512,000

Income before minority interest	79,681,000	89,600,000	77,359,000

Minority interest in income - preferred units	(19,240,000)	(17,927,000)	(14,107,000)
Minority interest in income - common units	(11,345,000)	(14,243,000)	(13,382,000)

Net income	$49,096,000	$57,430,000	$49,870,000
Net income allocation:
Allocable to preferred shareholders	$15,784,000	$15,412,000	$8,854,000
Allocable to common shareholders	33,312,000	42,018,000	41,016,000

	$49,096,000	$57,430,000	$49,870,000
Net income per common share - basic:
Continuing operations	$1.44	$1.46	$1.69
Discontinued operations	0.12	0.49	0.15

	$1.56	$1.95	$1.84
Net income per common share - diluted:
Continuing operations	$1.42	$1.45	$1.68
Discontinued operations	0.12	0.48	0.15

	$1.54	$1.93	$1.83
Weighted average common shares outstanding:
Basic	21,412,000	21,552,000	22,350,000

Diluted	21,565,000	21,743,000	22,435,000

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Cumulative Net Income	Other Comprehensive Income/(Loss)	Cumulative Distributions	Shareholders' Equity
Balances at December 31, 2000	2,200	$55,000,000	23,044,635	$230,000	$464,855,000	$124,990,000	--	$(80,732,000)	$564,343,000
Issuance of preferred stock, net of costs	2,640	66,000,000	--	--	(1,663,000)	--	--	--	64,337,000
Issuance of common stock:
Exercise of stock options	--	--	94,259	1,000	1,602,000	--	--	--	1,603,000
Repurchase of common stock	--	--	(1,599,111)	(16,000)	(43,910,000)	--	--	--	(43,926,000)
Unrealized gain - appreciation
in marketable securities	--	--	--	--	--	--	108,000	--	108,000
Net income	--	--	--	--	--	49,870,000	--	--	49,870,000

Comprehensive income	--	--	--	--	--	--	--	--	49,978,000
Distributions paid:
Preferred stock	--	--	--	--	--	--	--	(8,854,000)	(8,854,000)
Common stock	--	--	--	--	--	--	--	(29,027,000)	(29,027,000)
Adjustment to reflect minority interest
to underlying ownership interest	--	--	--	--	1,277,000	--	--	--	1,277,000

Balances at December 31, 2001	4,840	$121,000,000	21,539,783	$215,000	$422,161,000	$174,860,000	$108,000	$(118,613,000)	$599,731,000
Issuance of preferred stock, net of costs	2,000	50,000,000	--	--	(1,737,000)	--	--	--	48,263,000
Repurchase of preferred stock	(7)	(187,000)	--	--	(5,000)	--	--	--	(192,000)
Issuance of common stock:
Exercise of stock options	--	--	29,998	--	723,000	--	--	--	723,000
Stock bonus awards	--	--	438	--	15,000	--	--	--	15,000
Stock option expense	--	--	--	--	525,000	--	--	--	525,000
Repurchase of common stock	--	--	(38,800)	--	(1,206,000)	--	--	--	(1,206,000)
Unrealized gain - appreciation
in marketable securities	--	--	--	--	--	--	726,000	--	726,000
Unrealized loss on interest rate swap	--	--	--	--	--	--	(1,094,000)	--	(1,094,000)
Net income	--	--	--	--	--	57,430,000	--	--	57,430,000

Comprehensive income	--	--	--	--	--	--	--	--	57,062,000
Distributions paid:
Preferred stock	--	--	--	--	--	--	--	(15,412,000)	(15,412,000)
Common stock	--	--	--	--	--	--	--	(25,003,000)	(25,003,000)
Adjustment to reflect minority interest
to underlying ownership interest	--	--	--	--	(104,000)	--	--	--	(104,000)

Balances at December 31, 2002	6,833	$170,813,000	21,531,419	$215,000	$420,372,000	$232,290,000	$(260,000)	$(159,028,000)	$664,402,000
Repurchase of common stock	--	--	(261,200)	(2,000)	(8,117,000)	--	--	--	(8,119,000)
Repurchase of preferred stock	(86)	(2,140,000)	--	--	69,000	--	--	--	(2,071,000)
Exercise of stock options	--	--	293,309	3,000	7,618,000	--	--	--	7,621,000
Stock compensation	--	--	2,000	--	64,000	--	--	--	64,000
Stock option expense	--	--	--	--	322,000	--	--	--	322,000
Unrealized gain- appreciation
in marketable securities	--	--	--	--	--	--	(834,000)	--	(834,000)
Unrealized gain on interest rate swap	--	--	--	--	--	--	559,000	--	559,000
Net income	--	--	--	--	--	49,096,000	--	--	49,096,000

Comprehensive income	--	--	--	--	--	--	--	--	48,821,000
Distributions paid:
Preferred stock	--	--	--	--	--	--	--	(15,784,000)	(15,784,000)
Common stock	--	--	--	--	--	--	--	(24,878,000)	(24,878,000)
Adjustment to reflect minority interest
to underlying ownership interest	--	--	--	--	450,000	--	--	--	450,000

Balances at December 31, 2003	6,747	$168,673,000	21,565,528	$216,000	$420,778,000	$281,386,000	$(535,000)	$(199,690,000)	$670,828,000

See accompanying notes.

PS BUSINESS PARKS, INC.
STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$49,096,000	$57,430,000	$49,870,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	59,107,000	58,144,000	41,067,000
Minority interest in income	30,585,000	32,170,000	27,489,000
Equity in income of discontinued joint venture	(2,296,000)	(1,978,000)	(25,000)
Gain on sale of marketable equity securities	(2,043,000)	(41,000)	(8,000)
Gain on disposition of properties	(2,897,000)	(9,023,000)	--
Impairment charge on properties held for sale	5,907,000	900,000	--
Stock option and stock compensation expense	386,000	540,000	--
Increase in receivables and other assets	(1,615,000)	(3,529,000)	(2,617,000)
Increase (decrease) in accrued and other liabilities	(3,820,000)	313,000	10,901,000

Total adjustments	83,314,000	77,496,000	76,807,000

Net cash provided by operating activities	132,410,000	134,926,000	126,677,000

Cash flows from investing activities:
Proceeds from liquidation of investments in marketable
securities	7,600,000	4,823,000	6,401,000
Acquisition of marketable securities	(1,396,000)	(255,000)	(9,441,000)
Acquisition of real estate facilities	(279,137,000)	(1,156,000)	(301,960,000)
Proceeds from disposition of real estate	14,498,000	23,313,000	1,175,000
Proceeds from note receivable	--	7,450,000	--
Capital improvements to real estate facilities	(38,938,000)	(26,675,000)	(12,760,000)
Development of real estate facilities	(838,000)	(3,712,000)	(14,904,000)
Distribution from investment in joint venture	3,326,000	1,988,000	13,122,000

Net cash (used in) provided by investing activities	(294,885,000)	5,776,000	(318,367,000)

Cash flows from financing activities:
Proceeds from unsecured notes payable	--	50,000,000	--
Borrowings from (repayments on) line of credit	95,000,000	(100,000,000)	100,000,000
Borrowings (repayment of borrowings) from an affiliate	100,000,000	(35,000,000)	35,000,000
Principal payments on mortgage notes payable	(585,000)	(9,866,000)	(826,000)
Net proceeds from the issuance of preferred stock	--	48,263,000	64,337,000
Net proceeds from the issuance of preferred operating
partnership units	--	19,453,000	51,650,000
Redemption of common operating partnership units	--	--	(808,000)
Exercise of stock options	7,621,000	723,000	1,603,000
Repurchase of common stock	(8,119,000)	(1,206,000)	(43,926,000)
Repurchase of preferred stock	(2,198,000)	(192,000)	--
Distributions paid to preferred shareholders	(15,657,000)	(15,412,000)	(8,854,000)
Distributions paid to minority interests - preferred units	(19,240,000)	(17,927,000)	(14,107,000)
Distributions paid to common shareholders	(24,878,000)	(28,234,000)	(29,027,000)
Distributions paid to minority interests - common units	(8,472,000)	(9,568,000)	(9,571,000)

Net cash provided by (used in) financing activities	123,472,000	(98,966,000)	145,471,000

Net (decrease) increase in cash and cash equivalents	(39,003,000)	41,736,000	(46,219,000)
Cash and cash equivalents at the beginning of the period	44,812,000	3,076,000	49,295,000

Cash and cash equivalents at the end of the period	$5,809,000	$44,812,000	$3,076,000

Supplemental disclosures:
Interest paid, net of interest capitalized	$4,607,000	$5,424,000	$2,121,000

See accompanying notes.

PS BUSINESS PARKS, INC.
STATEMENT OF CASH FLOWS

	For the Years 2003d December 31,
	2003	2002	2001
Supplemental schedule of non cash investing and financing activities:
Adjustment to reflect minority interest to underlying ownership interest:
Minority interest - common units	(450,000)	104,000	(1,277,000)
Paid-in capital	450,000	(104,000)	1,277,000
Transfer of developed properties to real estate facilities:
Real estate facilities	--	--	(29,479,000)
Construction in progress	--	--	29,479,000
Disposition of property:
Real estate facilities	--	--	3,265,000
Deferred gain on property disposition	--	--	5,360,000
Note receivable	--	--	(7,450,000)
Investment in joint venture:
Real estate facilities	--	--	14,096,000
Investment in joint venture	--	--	(14,096,000)
Unrealized gain:
Marketable securities	834,000	(726,000)	(108,000)
Other comprehensive income (loss)	(834,000)	726,000	108,000
Unrealized loss:
Comprehensive (income) loss on interest rate swap	(559,000)	1,094,000	--
Other comprehensive income (loss)	559,000	(1,094,000)	--

See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

1.	Organization and description of business

Organization

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of December 31, 2003, PSB owned approximately 75% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units were owned by Public Storage, Inc. (“PSI”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”

Description of business

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of December 31, 2003, the Company owned and operated approximately 18.3 million net rentable square feet of commercial space located in eight states. The Company also managed approximately 1.3 million net rentable square feet on behalf of PSI and its affiliated entities and third party owners.

2.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of PSB and the Operating Partnership. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates.

Allowance for doubtful accounts

We monitor the collectibility of our receivable balances including the deferred rent receivable on an on-going basis. Based on these reviews, we establish a provision, and maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on our consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $150,000 at December 31, 2003 and 2002.

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

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

In June 1998, the Financial Accounting Standards Board (”FASB”)issued Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133, as amended by SFAS 138). The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

In July 2002, the Operating Partnership entered into an interest rate swap agreement, which is accounted for as a cash flow hedge, in order to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $50,000,000 of debt through July 2004, effectively changes the interest rate exposure from floating rate to a fixed rate of 4.46%. Market gains and losses on the value of the swap are deferred and included in income over the life of the swap or related debt. The Operating Partnership records the differences paid or received on the interest rate swap in interest expense as interest expense is incurred.

Net interest differentials to be paid or received related to these contracts were accrued as incurred or earned. Included in other comprehensive income is $535,000 in unrealized income (loss) related to the interest rate swap as of December 31, 2003. Upon termination of the contract, the related balance in comprehensive income is recognized into income or expense in the period the contract matures or is terminated.

At December 31, 2003, the Company expects to reclassify $535,000 of net losses on derivative instruments from accumulated comprehensive income to earnings during the next twelve months due to the payment of variable interest associated with the floating rate debt and expiration of the contract.

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

Marketable securities and financial instruments

Marketable securities are classified as “available-for-sale” in accordance with “SFAS” No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments are reflected on the balance sheet at fair market value based upon the quoted market price. Dividend income is recognized when earned.

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

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Interest cost and property taxes incurred during the period of construction of real estate facilities are capitalized. The Company capitalized $0, $288,000 and $1,091,000 of interest expense and $0, $0, and $321,000 of property taxes during the years ended December 31, 2003, 2002 and 2001, respectively.

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

The Company’s investment was accounted for under the equity method in accordance with APB 18, “Equity Method of Accounting for Investments.” In accordance with APB 18, the Company’s share of the debt was netted against its share of the assets in determining the investment in the joint venture and was not included in the Company’s total liabilities. The accounting policies of the joint venture were consistent with the Company’s accounting policies.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Summarized below is financial data for the joint venture as of December 31, 2003.

	For the years ended December 31,
	2003	2002
Operating revenues	$20,000	$1,570,000
Gain on sale of real estate	3,668,000	3,444,000

Total revenues	$3,688,000	$5,014,000

Cost of operations	48,000	477,000
Depreciation and amortization	--	251,000
Interest and other expenses	4,000	405,000

Total expenses	52,000	1,133,000

Net income	$3,636,000	$3,881,000

As of December 31, 2003, the joint venture had sold all of its properties, extinguished all of its debt, and distributed any remaining cash to the joint venture partners.

December 31, 2002
Real estate held for disposition, net	$5,992,000
Total assets	6,731,000

Notes payable	2,551,000
Total liabilities	3,908,000
Partners' capital	2,823,000

The Company's investment at December 31	$1,057,000

Intangible assets

Intangible assets consist of property management contracts for properties managed, but not owned, by the Company. The intangible assets are being amortized over seven years. Accumulated amortization was $2,081,000 and $1,779,000 at December 31, 2003 and 2002, respectively.

Evaluation of asset impairment

The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. During 2003, the Company identified certain assets, classified as properties held for disposition, that were impaired. As a result, the Company recognized an impairment loss of $5.9 million in the first quarter of 2003. See Note 3.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Borrowings from affiliate

As of December 31, 2003, the Company had $100 million in short-term borrowings from PSI. The note bore interest at 1.4% and was due on March 9, 2004. The Company repaid the note in full during the first quarter of 2004.

Stock-based compensation

Until December 31, 2001, the Company elected to adopt the disclosure requirements of FAS 123 but continued to account for stock-based compensation under APB 25. Effective January 1, 2002, the Company adopted the Fair Value Method of accounting for stock options. As required by the transition requirements of FAS 123, amended by FAS 148, the Company will recognize compensation expense in the income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002, but continue to disclose the pro-forma impact of utilizing the Fair Value Method on stock options issued prior to January 1, 2002. As a result, included in the Company’s income statement for the years ended December 31, 2003 and December 31, 2002, is approximately $322,000 and $525,000, respectively, in stock option compensation expense related to options granted after January 1, 2002. See note 10.

The Company also recognizes compensation expense with regards to restricted stock units it grants. As a result included in the Company’s income statement for the years ended December 31, 2003 and December 31, 2002, is approximately $670,000 and $511,000, respectively, in restricted stock compensation expense.

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

Related party transactions

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services. These costs totaled $335,000, $337,000 and $834,000 in 2003, 2002 and 2001, respectively, and are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $581,000 in 2003. In addition, the Company combines its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation (“Stor-Re”). Stor-Re provides limited property and liability insurance to the Company at commercially competitive rates. The Company and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re’s limitations.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

In June 2002, PSI assigned to the Company PSI’s right to acquire from an unaffiliated third party a parcel of undeveloped land. The land is located adjacent to the Company’s business park known as Metro Park North in Rockville, Maryland. In consideration for the assignment, the Company reimbursed PSI for all of its costs incurred in connection with the acquisition and development of the land (approximately $376,000, including $87,000 of land deposits paid by PSI to the un-affiliated seller of the land). The land deposits were applied to the $800,000 purchase price for the land.

Income taxes

The Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REIT’s are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2003, 2002 and 2001 and intends to continue to meet such requirements. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

Net income per common share

Per share amounts are computed using the weighted average common shares outstanding. “Diluted” weighted average common shares outstanding include the dilutive effect of stock options under the treasury stock method. “Basic” weighted average common shares outstanding excludes such effect. Earnings per share has been calculated as follows:

	For the Years Ended December 31,
	2003	2002	2001
Net income allocable to common shareholders	$33,312,000	$42,018,000	$41,016,000

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	21,412,000	21,552,000	22,350,000
Net effect of dilutive stock options - based on treasury
stock method using average market price	153,000	191,000	85,000

Diluted weighted average common shares outstanding	21,565,000	21,743,000	22,435,000

Basic earnings per common share	$1.56	$1.95	$1.84

Diluted earnings per common share	$1.54	$1.93	$1.83

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Segment Reporting

The Company views its operations as principally one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2002 and 2001 in order to conform to the 2003 presentation.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FIINANCIAL STATEMENTS
DECEMBER 31, 2003

3.	Real estate facilities

The activity in real estate facilities for the years ended December 31, 2003, 2002, and 2001 is as follows:

	Land	Buildings	Accumulated Depreciation	Total
Balances at December 31, 2000	$214,020,000	$709,328,000	$(83,841,000)	$839,507,000
Property acquisitions	76,595,000	225,365,000	--	301,960,000
Property dispositions	(930,000)	(2,881,000)	546,000	(3,265,000)
Contribution to joint venture	(3,432,000)	(11,100,000)	436,000	(14,096,000)
Properties held for disposition .	(1,860,000)	(9,653,000)	2,015,000	(9,498,000)
Developed projects	4,399,000	25,080,000	--	29,479,000
Capital improvements	--	12,760,000	--	12,760,000
Depreciation expense	--	--	(40,765,000)	(40,765,000)

Balances at December 31, 2001	$288,792,000	$948,899,000	$(121,609,000)	$1,116,082,000
Property dispositions	(2,499,000)	(10,668,000)	1,736,000	(11,431,000)
Developed projects	8,000	3,704,000	--	3,712,000
Capital improvements	--	26,538,000	--	26,538,000
Depreciation expense	--	--	(57,356,000)	(57,356,000)

Balances at December 31, 2002	$286,301,000	$968,473,000	$(177,229,000)	$1,077,545,000
Acquisition of real estate	112,718,000	170,137,000	--	282,855,000
Disposition of real estate	(3,154,000)	(9,888,000)	2,550,000	(10,492,000)
Developed projects	--	838,000	--	838,000
Capital improvements	--	38,938,000	--	38,938,000
Lease termination	--	(1,766,000)	1,041,000	(725,000)
Depreciation expense	--	--	(58,901,000)	(58,901,000)
Transfer to properties held
for disposition	(8,764,000)	(36,794,000)	6,940,000	(38,618,000)

Balances at December 31, 2003	$387,101,000	$1,129,938,000	$(225,599,000)	$1,291,440,000

The unaudited basis of real estate facilities for federal income tax purposes was approximately $1.2 billion at December 31, 2003. The Company had approximately 2.6% of its properties, in terms of net book value, encumbered by mortgage debt at December 31, 2003.

During the years ended December 31, 2003, 2002 and 2001, the Company incurred approximately $0.8 million, $3.7 million, and $14.9 million in development costs, respectively. In 2001, the Company completed a 97,000 square foot development in Beaverton, Oregon, a 141,000 square foot development in Chantilly, Virginia and a 102,000 square foot development in Dallas, Texas at an aggregate cost of approximately $28.5 million. There were no new development properties in 2002 or 2003, although the Company continued to incur first generation leasing costs on three of its developments in 2002 and 2003.

During the year ended December 31, 2003, the Company completed the following acquisitions: Westwood Business Park, containing 113,000 square feet of flex space in the Farmer’s Branch submarket of Dallas, Texas for $7.8 million; Orange County Business Center containing five low-rise office buildings and 437,000 square feet for approximately $45.1 million; Four buildings in the Metro/Black Canyon submarket of Phoenix, Arizona, totaling 110,000 square feet of flex space for approximately $9.6 million; Two office buildings in the Central Orange County submarket of Orange, California, totaling 107,000 square feet for approximately $14.9 million; and Miami International Commerce Center, consisting of 3.3 million square feet of industrial and flex space and 60,000 square feet of retail space for approximately $205 million. The values assigned to the assets acquired were determined using traditional real estate valuation methodologies. In accordance with SFAS 141, the Company assesses the market value of in-place leases based upon their best estimate of current market rents.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

For acquisitions that were consummated subsequent to June 30, 2001, the effective date of Statement of Financial Accounting Standards No. 141, Business Combinations, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including tenant improvements and leasing commissions.

In allocating the fair value of the identified net intangible assets of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above and below-market lease values (included in building and equipment in the accompanying consolidated balance sheet) are amortized, net, to expense over the remaining non-cancelable terms of the respective leases.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities acquired, because such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Eight buildings, consisting of one property located in Lakewood, California, two buildings located in Nashville, Tennessee, and five office and flex buildings and 4.5 acres of land in Beaverton, Oregon were identified as not meeting the Company’s ongoing investment strategy. The sale of the Lakewood property was completed in April, 2003 with net proceeds of approximately $6.3 million. The sale of the Nashville properties was completed in June, 2003 with net proceeds of $5.l million. The Beaverton properties were under contract to be sold with estimated proceeds of approximately $34.5 million. The contract was terminated in May, 2003, but the properties continue to be held for disposition. A gain on the Lakewood and Nashville properties of $3.5 million was recognized in the second quarter of 2003. During the third quarter of 2003, the Company sold a one-acre parcel of land located in Beaverton, Oregon with net proceeds of approximately $733,000. The transaction was completed in July, 2003 at a gain of approximately $14,000. During the fourth quarter of 2003, the Company sold a building located in Beaverton, Oregon with net proceeds of approximately $2.4 million. The transaction was completed in December, 2003, at a loss of approximately $601,000. An impairment loss of $5.9 million based on the estimated proceeds from the disposition of the Beaverton, Oregon properties was recognized in the first quarter of 2003.

The Company disposed of a property in San Diego for approximately $9 million in November 2001 and deferred a gain of approximately $5.3 million which was later recognized in the first quarter of 2002 when the buyer of the property obtained third party financing for the property and paid off most of its note to the Company.

During 2001, the Company identified two properties in San Antonio, Texas totaling 199,000 square feet that did not meet its ongoing investment strategy. During 2002, the Company sold both of these properties for $9.5 million, resulting in net proceeds of $8.5 million. The Company recognized a net loss on the sale of the two properties of approximately $1.1 million. During 2002, the Company identified two additional properties that did not meet the Company’s ongoing investment criteria. One property located in Overland Park, Kansas with 62,000 square feet was sold for $5.3 million resulting in net proceeds of $5.1 and a gain of approximately $2.1 million. The second property located in Landover Maryland with 125,000 square feet, was sold for $9.6 million generating net proceeds of $9.5 million and a gain of approximately $1.7 million. The disposition properties consisted of both flex and office properties.

The following summarizes the condensed results of operations of the properties held for disposition at December 31, 2003 and properties sold during 2002 and 2003, which are also included in the consolidated statements of income:

	For the Years Ended December 31,
	2003	2002	2001
Rental income	$5,604,000	$10,337,000	$12,089,000
Cost of operations	(1,376,000)	(3,436,000)	(4,137,000)
Depreciation	(180,000)	(2,961,000)	(3,465,000)

Net operating income	$4,048,000	$3,940,000	$4,487,000

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

4.	Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues excluding recovery of expenses as of December 31, 2003 under these leases are as follows:

2004	$182,943,000
2005	140,118,000
2006	92,727,000
2007	63,703,000
2008	43,871,000
Thereafter	75,741,000

$599,103,000

In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amount to $26,061,000, $26,216,000, and $22,764,000, for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts are included as rental income and cost of operations in the accompanying consolidated statements of income.

Leases for approximately 6% of the leased square footage are subject to termination options which includes leases for approximately 2% of the leased square footage having termination options exercisable through December 31, 2004 (unaudited). In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

5.	Bank Loans

The Company has an unsecured line of credit (the “Credit Facility”) with Wells Fargo Bank with a borrowing limit of $100 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.60% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.70%). In addition, the Company is required to pay an annual commitment fee ranging from 0.20% to 0.35% of the borrowing limit (currently 0.25%). In connection with the extension, the Company paid Wells Fargo Bank a one-time fee of approximately $330,000. The Company had drawn $95 million and $0 on its line of credit at December 31, 2003 and 2002, respectively. The Company repaid in full the $95 million outstanding on its line of credit in January, 2004, and subsequently, borrowed $51 million on its line of credit in February, 2004.

The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.45 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively, (iii) maintain a minimum tangible net worth (as defined) and (iv) limit distributions to 95% of funds from operations (as defined) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company’s unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 2003.

In February 2002, the Company entered into a seven year $50 million unsecured term note agreement with Fleet National Bank. The note bears interest at LIBOR plus 1.45% per annum and is due on February 20, 2009. The Company paid a one-time facility fee of 0.35% or $175,000 for the loan. The Company used the proceeds from

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

the loan to reduce the amount drawn on the Credit Facility. During July 2002, the Company entered into an interest rate swap transaction which had the effect of fixing the rate on the term loan through July 2004 at 4.46% per annum. In February 2004, the Company repaid in full the $50 million outstanding on the term loan.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

6.	Mortgage notes payable

Mortgage notes consist of the following:

	December 31, 2003	December 31, 2002
7.050% mortgage note, secured by one commercial property with an approximate carrying amount of $17,256,000, principal and
interest payable monthly, due May 2006	$7,938,000	$8,164,000
8.190% mortgage note, secured by one commercial property with an approximate carrying amount of $10,675,000, principal and
interest payable monthly, due March 2007	5,832,000	6,067,000
7.290% mortgage note, secured by one commercial property with an approximate carrying amount of $7,055,000, principal and
interest payable monthly, due February 2009	5,924,000	6,048,000

	$19,694,000	$20,279,000

The mortgage notes have a weighted average interest rate of 7.46% and an average maturity of 3.5 years. At December 31, 2003, approximate principal maturities of mortgage notes payable are as follows:

2004	$631,000
2005	680,000
2006	7,890,000
2007	5,169,000
2008	179,000
Thereafter	5,145,000

$19,694,000

7.	Minority interests

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

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

At December 31, 2003, there were 7,305,355 common units owned by PSI and which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at December 31, 2003, the minority interest units would convert into approximately 25% of the common shares outstanding. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests’equity in the Company.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Preferred partnership units

Through the Operating Partnership, the Company has issued the following preferred units in separate private placement transactions:

Date of Issuance	Call Date	Series	Number of Units	Face Value	Preferred Distribution Rate
April, 1999	April, 2004	Series B	510,000	$12,750,000	8-7/8%
September, 1999	September, 2004	Series C	3,200,000	80,000,000	8-3/4%
September, 2001	September, 2006	Series E	2,120,000	53,000,000	9-1/4%
October, 2002	October, 2007	Series G	800,000	20,000,000	7-19/20%
September, 1999	September, 2004	Series X	1,600,000	40,000,000	8-7/8%
July, 2000	July, 2005	Series Y	480,000	12,000,000	8-7/8%

			8,710,000	$217,750,000

The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. In connection with the issuances of the preferred units, the Company recorded and deferred costs of approximately $5.4 million, which will be reported as additional distributions at the time of redemption.

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

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

The property management contract with PSI is for a seven year term with the term being automatically extended one year on each anniversary. At any time, either party may notify the other that the contract is not to be extended, in which case the contract will expire on the first anniversary of its then scheduled expiration date. For PSI affiliate owned properties, PSI can cancel the property management contract upon 60 days notice while the Operating Partnership can cancel upon seven years notice. Management fee revenues under these contracts totaled $581,000, $561,000, and $562,000 for the years ended December 31, 2003, 2002 and 2001 respectively. Management fee revenue for unaffiliated third parties and the joint venture were $161,000, $202,000, and $121,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

9.	Shareholders’equity

Preferred stock

As of December 31, 2003 and December 31, 2002, the Company had the following series of preferred stock outstanding:

				December 31, 2003		December 31, 2002
Date of Issuance	Call Date	Series	Dividend Rate	Shares Outstanding	Carrying Amount	Shares Outstanding	Carrying Amount
April, 1999	April, 2004	Series A	9.250%	2,113	$52,823,000	2,199	$54,963,000
May, 2001	May, 2006	Series D	9.500%	2,634	65,850,000	2,634	65,850,000
January, 2002	January, 2007	Series F	8.750%	2,000	50,000,000	2,000	50,000,000

				6,747	$168,673,000	6,833	$170,813,000

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At December 31, 2003, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the following dates: Series A — April 30, 2004, Series D — May 10, 2006 and Series F – January 28, 2007. On or after the respective dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends. In connection with the issuance of the preferred stock, the Company recorded and deferred costs of approximately $5.3 million, which will be reported as additional distributions at the time of redemption.

On May 22, 2003 and September 30, 2003, the Company repurchased 7,300 and 78,300 depositary shares, each representing 1/1,000 of a share of Series A preferred stock, at $26.00 and $25.65 per unit, for $190,000 and $2.0 million, respectively. The stated value of the stock was $25 per depositary share. The premium and original issuance costs were recorded as an additional distribution to preferred shareholders. The aggregate effect was a reduction of $127,000 of net income and funds from operations allocable to common shareholders and unit holders.

The Company paid $15,784,000, $15,412,000 and $8,854,000, in distributions to its preferred shareholders for the year ended December 31, 2003, 2002, and 2001, respectively, which includes the effect of the repurchase of the depositary shares previously mentioned.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Common Stock

The Company’s Board of Directors has authorized the repurchase from time to time of up to 4,500,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. In 2003, the Company repurchased 261,200 shares of common stock and no common units in its operating partnership at an aggregate cost of approximately $8.1 million (average cost of $31.08 per share/unit). Since the inception of the program (March 2000), the Company has repurchased an aggregate total of 2,621,711 shares of common stock and 30,484 common units in its Operating Partnership at an aggregate cost of approximately $70.7 million (average cost of $26.66 per share/unit).

The Company paid $24,878,000 ($1.16 per common share), $28,234,000 ($1.31 per common share) and $25,796,000 ($1.16 per common share) in distributions to its common shareholders for the years ended December 31, 2003, 2002 and 2001, respectively. The amount paid during 2002 included a special dividend of $3,231,000 ($0.15 per common share) declared in 2001. Pursuant to restrictions imposed by the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

On January 10, 2003, the Company issued 2,000 shares of common stock to Joseph D. Russell, Jr., President and Chief Executive Officer of the Company, as a bonus under his employment agreement for services rendered during 2002. The shares were issued in reliance on Section 4(2) under the Securities Act of 1933. Mr. Russell represented that he was acquiring the shares for investment and not for resale.

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

PSB has a 1997 Stock Option and Incentive Plan (the “1997 Plan”). Also, in March 2003, the Board of Directors approved the 2003 Stock Option and Incentive Plan (the “2003 Plan”) covering 1,500,000 shares of PSB’s common stock. Shareholders approved adoption of the 2003 Plan in May, 2003. Generally, options under the 1997 Plan vest over a three-year period from the date of grant at the rate of one third per year and expire ten years after the date of grant. Options under the 2003 Plan vest over a five-year period from the date of grant at the rate of one fifth per year and expire ten years after the date of grant. Under the 1997 Plan and 2003 Plan, PSB has granted non-qualified options to certain directors, officers and key employees to purchase shares of PSB’s common stock at a price no less than the fair market value of the common stock at the date of grant. The remaining weighted average contractual lives were 7.9, 8.2 and 8.6 years, respectively, at December 31, 2003, 2002 and 2001.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

At December 31, 2003, there was a combined total of 3,000,000 options authorized to grant. Information with respect to the 1997 Plan and 2003 Plan are as follows:

	Number of Options	Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2000	638,682	$16.69-$26.95	$22.78
Granted	322,500	26.40-29.19	26.96
Exercised	(94,259)	16.69-26.21	17.00
Forfeited	(34,001)	25.00-26.95	25.42

Outstanding at December 31, 2001	832,922	$16.69-$29.19	$24.94
Granted	300,000	31.11-36.01	33.47
Exercised	(29,998)	16.69-26.71	23.07
Forfeited	(64,168)	23.37-26.71	26.01

Outstanding at December 31, 2002	1,038,756	$16.69-$36.01	$27.36
Granted	167,000	31.66-40.30	34.77
Exercised	(293,309)	16.69-35.43	25.98
Forfeited	(60,834)	24.69-36.01	27.61

Outstanding at December 31, 2003	851,613	$16.69-$40.30	$29.27

Exercisable at:
December 31, 2001	310,577	$16.69-$26.80	$22.37
December 31, 2002	120,588	$16.69-$22.88	$18.48
	346,150	$23.50-$31.11	$25.72
December 31, 2003	102,107	$16.69-$22.88	$18.13
	289,157	$23.01-$36.01	$27.66

Through December 31, 2001, the Company elected to adopt the disclosure requirements of FAS 123 but continued to account for stock-based compensation under APB 25. Effective January 1, 2002, the Company adopted the Fair Value Method of accounting for stock options. As required by the transition requirements of FAS 123 as amended by FAS 148, the Company has recognized compensation expense in the income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002, but continue to disclose the pro-forma impact of utilizing the Fair Value Method on stock options issued prior to January 1, 2003. As a result, included in the Company’s income statement for the year ended December 31, 2003 and 2002 are approximately $322,000 and $525,000, respectively, in stock option compensation expense related to options granted after January 1, 2002.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

The weighted average grant date fair value of the options for 2003, 2002 and 2001 were $4.57, $4.33, and $3.22, respectively. Had compensation cost for the 1997 Plan for options granted prior to December 31, 2001 been determined based on the fair value at the grant date for awards under the 1997 Plan consistent with the method prescribed by SFAS No. 123, the Company’s pro forma net income available to common shareholders would have been:

	For the Years Ended December 31,
	2003	2002	2001
Net income allocable to common shareholders, as reported	$33,312,000	$42,018,000	$41,016,000
Deduct: Total stock-based employee compensation expense
determined under fair value based method of all awards	(628,000)	(802,000)	(686,000)

Net income allocable to common shareholders, as adjusted	$32,684,000	$41,216,000	$40,330,000

Earnings per share:
Basic as reported	$1.56	$1.95	$1.84

Basic as adjusted	$1.53	$1.91	$1.80

Diluted as reported	$1.54	$1.93	$1.83

Diluted as adjusted	$1.52	$1.90	$1.80

In determining the fair value of each option grant, the Company has used on the date of grant, the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively; dividend yield of 3.6%, 3.4%, and 4.7%; expected volatility of 16.7%, 15.4%, and 17.9%; expected lives of five years; and risk-free interest rates of 3.6%, 4.3%, and 4.6%. The pro forma effect on net income allocable to common shareholders during 2003, 2002 and 2001 may not be representative of the pro forma effect on net income allocable to common shareholders in future years.

The Company has granted 131,250 restricted stock units under the Plans since inception. 94,450 restricted stock units were outstanding at December 31, 2003. The restricted stock units were granted at a zero exercise price. The fair market value of the restricted stock units at the date of grant ranged from $24.02 to $39.40 per restricted stock unit. The restricted stock units issued prior to August, 2002 (88,000 units) are subject to a five-year vesting schedule, at 30% in year three, 30% in year four and 40% in year five. Restricted stock issued subsequent to August, 2002 (37,000 units) are subject to a six year vesting schedule, none in year one and 20% for each of the next five years. Compensation expense of $670,000, $511,000, and $282,000 was recognized during the years ended December 31, 2003, 2002 and 2001, respectively. During 2003, 5,550 shares of restricted stock became vested which were redeemed by the Company for approximately $198,000.

11.	Recent accounting pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is effective for the Company on July 1, 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The adoption of FIN 46 did not have a material impact on the results of operations or the financial position of the Company.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

12.	Supplementary quarterly financial data (unaudited)

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenues (1)	$48,045,000	$48,686,000	$47,977,000	$47,655,000

Cost of operations (2)	$12,877,000	$12,779,000	$12,528,000	$12,988,000

Net income allocable to common
shareholders	$13,085,000	$9,539,000	$9,911,000	$9,483,000

Net income per share:
Basic	$0.61	$0.44	$0.46	$0.44

Diluted	$0.60	$0.44	$0.45	$0.44

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenues (1)	$48,315,000	$50,453,000	$49,401,000	$49,866,000

Cost of operations (2)	13,281,000	12,765,000	13,595,000	14,422,000

Net income allocable to common
shareholders	$5,803,000	$12,991,000	$7,792,000	$6,726,000

Net income per share:
Basic	$0.27	$0.61	$0.37	$0.31
Diluted	$0.27	$0.60	$0.36	$0.31

(1)	Includes rental income, facilities management fees, gain on sale of marketable securities, and interest and other income. Discontinued operations is excluded.

(2)	Includes cost of operations and cost of facilities management. Discontinued operations is excluded.

13.	Commitments and contingencies

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

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

14.	Subsequent Events (unaudited)

On January 15, 2004, the Company priced a public offering, of 6,000,000 depositary shares, each representing 1/1,000 of a share of the Company’s 7.00% Cumulative Preferred Stock, Series H, at $25.00 per share. The Company also granted the underwriters an option to purchase an additional 900,000 depository shares, which the underwriters exercised. Accordingly, the Company issued 6,900,000 depository shares to purchasers on January 30, 2004 for an aggregate offering of $172.5 million. The Company received net proceeds of approximately $167 million, which was used to repay outstanding short-term debt, consisting of borrowings under the Company’s line of credit with Wells Fargo Bank and a portion of a short-term loan from Public Storage, Inc.

In January, 2004, the Company repaid in full the $95 million outstanding on its line of credit, and subsequently, borrowed $51 million on its line of credit in February, 2004.

In February 2004, the Company repaid in full the $50 million outstanding on its term loan with Fleet National Bank with proceeds from its line of credit as a result of the expiration of the early termination fee on the term loan. Interest on the line of credit is paid at LIBOR plus 70 basis points while the term loan was at Libor plus 145 basis points. The Company had previously entered into an interest rate swap contract for the $50 million term loan that fixed the LIBOR rate at 3.01% for a fixed rate of 4.46%. Therefore, the effective rate on the $50 million draw on the line of credit is 3.71%. The interest rate swap contract expires July, 2004.

In March 2004, the Company gave legal notice that it is going to redeem approximately $12.8 million of its Series B preferred units with an average coupon of 8-7/8% in April 2004. In connection with this redemption, the Company will take a charge of approximately $267,000 in 2004, related to the application of the SEC’s interpretation of EITF D-42.

During the first quarter of 2004, the Company repaid in full the $100 million outstanding on its short-term borrowings from PSI.

During the first quarter of 2004, a tenant and its affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Laws. In connection with such filing, they have rejected one of two leases with the Company. The lease which has been rejected was for approximately 60,000 square feet in Dallas, Texas, with minimum annual rents of approximately $620,000. No action has been taken with respect to the second lease.

PS BUSINESS PARKS, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003
(DOLLARS IN THOUSANDS)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2003
Description	Location	Encumbrances	Land	Buildings and Improvements	Buildings and Improvements	Land	Buildings and Improvements	Totals	Accumulated Depreciation	Date Acquired	Depreciable Lives (Years)
Produce	San Francisco, CA	--	776	1,886	75	776	1,961	2,737	396	3/17/98	5-30
Crenshaw II	Torrance, CA	--	2,318	6,069	1,111	2,318	7,180	9,498	1,805	4/12/97	5-30
Airport	San Francisco, CA	--	899	2,387	295	899	2,682	3,581	605	4/12/97	5-30
Christopher Ave	Gaithersburg, MD	--	475	1,203	212	475	1,415	1,890	373	4/12/97	5-30
Monterey Park	Monterey Park, CA	--	3,078	7,862	645	3,078	8,507	11,585	2,116	1/1/97	5-30
Calle Del Oaks	Monterey, CA	--	287	706	143	287	849	1,136	238	1/1/97	5-30
Milwaukie I	Milwaukie, OR	--	1,125	2,857	771	1,125	3,628	4,753	923	1/1/97	5-30
Edwards Road	Cerritos, CA	--	450	1,217	479	450	1,696	2,146	439	1/1/97	5-30
Rainier	Renton, WA	--	330	889	194	330	1,083	1,413	291	1/1/97	5-30
Lusk	San Diego, CA	--	1,500	3,738	818	1,500	4,556	6,056	1,204	1/1/97	5-30
Eisenhower	Alexandria, VA	--	1,440	3,635	940	1,440	4,575	6,015	1,136	1/1/97	5-30
McKellips	Tempe, AZ	--	195	522	257	195	779	974	203	1/1/97	5-30
Old Oakland Rd	San Jose, CA	--	3,458	8,765	1,426	3,458	10,191	13,649	2,457	1/1/97	5-30
Junipero	Signal Hill, CA	--	900	2,510	205	900	2,715	3,615	622	1/1/97	5-30
Northgate Blvd	Sacramento, CA	--	1,710	4,567	1,370	1,710	5,937	7,647	1,464	1/1/97	5-30
Uplander	Culver City, CA	--	3,252	8,157	2,886	3,252	11,043	14,295	2,959	1/1/97	5-30
University	Tempe, AZ	--	2,160	5,454	2,496	2,160	7,950	10,110	2,166	1/1/97	5-30
E. 28th Street	Signal Hill, CA	--	1,500	3,749	713	1,500	4,462	5,962	1,088	1/1/97	5-30
W. Main	Mesa, AZ	--	675	1,692	913	675	2,605	3,280	696	1/1/97	5-30
S. Edward	Tempe, AZ	--	645	1,653	932	645	2,585	3,230	709	1/1/97	5-30
Leapwood Ave	Carson, CA	--	990	2,496	749	990	3,245	4,235	916	1/1/97	5-30
Great Oaks	Woodbridge, VA	--	1,350	3,398	716	1,350	4,114	5,464	1,031	1/1/97	5-30
Ventura Blvd. II	Studio City, CA	--	621	1,530	182	621	1,712	2,333	461	1/1/97	5-30
Largo 95	Largo, MD	--	3,085	7,332	624	3,085	7,956	11,041	1,886	9/24/97	5-30
Gunston	Lorton, VA	--	4,146	17,872	1,422	4,146	19,294	23,440	5,674	6/17/98	5-30
Canada	Lake Forest, CA	--	5,508	13,785	2,307	5,508	16,092	21,600	3,587	12/23/97	5-30
Ridge Route	Laguna Hills, CA	--	16,261	39,559	1,821	16,261	41,380	57,641	8,688	12/23/97	5-30
Lake Forest Commerce Park	Laguna Hills, CA	--	2,037	5,051	2,748	2,037	7,799	9,836	1,785	12/23/97	5-30
Buena Park Industrial Center	Buena Park, CA	--	3,245	7,703	1,196	3,245	8,899	12,144	2,242	12/23/97	5-30
Cerritos Business Center	Cerritos, CA	--	4,218	10,273	1,507	4,218	11,780	15,998	2,758	12/23/97	5-30
Parkway Commerce Center	Hayward, CA	--	4,398	10,433	1,625	4,398	12,058	16,456	2,755	12/23/97	5-30
Northpointe E	Sterling, VA	--	1,156	2,957	372	1,156	3,329	4,485	748	12/10/97	5-30
Ammendale	Beltsville, MD	--	4,278	18,380	3,502	4,278	21,882	26,160	7,492	1/13/98	5-30
Centrepointe	Landover, MD	7,938	3,801	16,708	2,866	3,801	19,574	23,375	6,121	3/20/98	5-30
Shaw Road	Sterling, VA	--	2,969	10,008	1,702	2,969	11,710	14,679	3,892	3/9/98	5-30
Creekside-Phase 1	Beaverton, OR	--	3,615	13,651	(1,865)	3,615	11,786	15,401	3,737	5/4/98	5-30
Creekside-Phase 2 Bldg-4	Beaverton, OR	--	807	2,542	215	807	2,757	3,564	861	5/4/98	5-30
Creekside-Phase 2 Bldg-5	Beaverton, OR	--	521	1,603	517	521	2,120	2,641	550	5/4/98	5-30
Creekside-Phase 2 Bldg-1	Beaverton, OR	--	1,326	4,035	686	1,326	4,721	6,047	1,429	5/4/98	5-30
Creekside-Phase 3	Beaverton, OR	--	1,353	4,101	334	1,353	4,435	5,788	1,584	5/4/98	5-30
Creekside-Phase 5	Beaverton, OR	--	1,741	5,301	879	1,741	6,180	7,921	2,009	5/4/98	5-30
Creekside-Phase 6	Beaverton, OR	--	2,616	7,908	875	2,616	8,783	11,399	2,797	5/4/98	5-30
Creekside-Phase 7	Beaverton, OR	--	3,293	9,938	1,476	3,293	11,414	14,707	3,672	5/4/98	5-30
Creekside-Phase 8	Beaverton, OR	--	1,140	3,644	305	1,140	3,949	5,089	1,201	5/4/98	5-30
Woodside-Phase 1	Beaverton, OR	--	2,987	8,982	1,858	2,987	10,840	13,827	3,456	5/4/98	5-30
Woodside-Phase 2 Bldg-6	Beaverton, OR	--	255	784	340	255	1,124	1,379	317	5/4/98	5-30
Woodside-Phase 2 Bldg-7&8	Beaverton, OR	--	2,101	6,386	862	2,101	7,248	9,349	2,281	5/4/98	5-30
Northpointe G	Sterling, VA	--	824	2,964	929	824	3,893	4,717	1,209	6/11/98	5-30
Las Plumas	San Jose, CA	--	4,379	12,889	3,046	4,379	15,935	20,314	4,806	12/31/98	5-30
Lafayette	Chantilly, VA	--	671	4,179	215	671	4,394	5,065	1,204	01/29/99	5-30
CreeksideVII	Beaverton, OR	--	358	3,232	86	358	3,318	3,676	478	04/17/00	5-30
Dulles South	Chantilly, VA	--	599	3,098	266	599	3,364	3,963	891	6/30/99	5-30
Sullyfield Circle	Chantilly, VA	--	774	3,712	418	774	4,130	4,904	1,129	6/30/99	5-30
Park East I & II	Chantilly, VA	5,832	2,324	10,875	420	2,324	11,295	13,619	2,945	6/30/99	5-30
Park East III	Chantilly, VA	5,924	1,527	7,154	395	1,527	7,549	9,076	2,021	6/30/99	5-30
Northpointe Business Center A	Sacramento, CA	--	729	3,324	643	729	3,967	4,696	1,173	7/29/99	5-30
Corporate Park Phoenix	Phoenix, AZ	--	2,761	10,269	805	2,761	11,074	13,835	2,381	12/30/99	5-30
Santa Clara Technology Park	Santa Clara, CA	--	7,673	15,645	487	7,673	16,132	23,805	3,475	3/28/00	5-30
Corporate Pointe	Irvine, CA	--	6,876	18,519	1,413	6,876	19,932	26,808	4,004	9/22/00	5-30
Lafayette II/Pleasant Valley Rd	Chantilly, VA	--	1,009	9,219	1,971	1,009	11,190	12,199	2,031	8/15/01	5-30
Northpointe Business Center B	Sacramento, CA	--	717	3,269	688	717	3,957	4,674	1,090	7/29/99	5-30
Northpointe Business Center C	Sacramento, CA	--	726	3,313	938	726	4,251	4,977	1,013	7/29/99	5-30
Northpointe Business Center D	Sacramento, CA	--	427	1,950	216	427	2,166	2,593	565	7/29/99	5-30
Northpointe Business Center E	Sacramento, CA	--	432	1,970	40	432	2,010	2,442	522	7/29/99	5-30
I-95 Building I	Springfield, VA	--	1,308	5,790	278	1,308	6,068	7,376	1,155	12/20/00	5-30
I-95 Building II	Springfield, VA	--	1,308	5,790	899	1,308	6,689	7,997	1,188	12/20/00	5-30
I-95 Building III	Springfield, VA	--	919	4,092	7,623	919	11,715	12,634	1,816	12/20/00	5-30
2700 Prosperity Avenue	Fairfax, VA	--	3,404	9,883	29	3,404	9,912	13,316	1,488	6/1/01	5-30
2701 Prosperity Avenue	Fairfax, VA	--	2,199	6,374	221	2,199	6,595	8,794	956	6/1/01	5-30
2710 Prosperity Avenue	Fairfax, VA	--	969	2,844	6	969	2,850	3,819	438	6/1/01	5-30
2711 Prosperity Avenue	Fairfax, VA	--	1,047	3,099	63	1,047	3,162	4,209	531	6/1/01	5-30
2720 Prosperity Avenue	Fairfax, VA	--	1,898	5,502	617	1,898	6,119	8,017	937	6/1/01	5-30
2721 Prosperity Avenue	Fairfax, VA	--	576	1,673	763	576	2,436	3,012	437	6/1/01	5-30
2730 Prosperity Avenue	Fairfax, VA	--	3,011	8,841	753	3,011	9,594	12,605	1,498	6/1/01	5-30
2731 Prosperity Avenue	Fairfax, VA	--	524	1,521	159	524	1,680	2,204	241	6/1/01	5-30
2740 Prosperity Avenue	Fairfax, VA	--	890	2,732	29	890	2,761	3,651	515	6/1/01	5-30
2741 Prosperity Avenue	Fairfax, VA	--	786	2,284	198	786	2,482	3,268	399	6/1/01	5-30
2750 Prosperity Avenue	Fairfax, VA	--	4,203	12,190	905	4,203	13,095	17,298	1,960	6/1/01	5-30
2751 Prosperity Avenue	Fairfax, VA	--	3,640	10,632	18	3,640	10,650	14,290	1,624	6/1/01	5-30
Greenbrier Court	Beaverton, OR	--	2,771	8,403	18	2,771	8,421	11,192	1,136	11/20/01	5-30
Parkside	Beaverton, OR	--	4,348	13,502	632	4,348	14,134	18,482	2,100	11/20/01	5-30
The Atrium	Beaverton, OR	--	5,535	16,814	84	5,535	16,898	22,433	2,288	11/20/01	5-30
Waterside	Beaverton, OR	--	4,045	12,419	1,300	4,045	13,719	17,764	1,857	11/20/01	5-30
Ridgeview	Beaverton, OR	--	2,478	7,531	40	2,478	7,571	10,049	1,026	11/20/01	5-30
The Commons	Beaverton, OR	--	1,439	4,566	1,004	1,439	5,570	7,009	839	11/20/01	5-30
OCBC Center 1	Santa Ana, CA	--	734	2,752	15	734	2,767	3,501	195	6/10/03	5-30
OCBC Center 2	Santa Ana, CA	--	2,154	8,093	86	2,154	8,179	10,333	570	6/10/03	5-30
OCBC Center 3	Santa Ana, CA	--	3,019	11,348	105	3,019	11,453	14,472	798	6/10/03	5-30
OCBC Center 4	Santa Ana, CA	--	1,655	6,243	1,134	1,655	7,377	9,032	466	6/10/03	5-30
OCBC Center 5	Santa Ana, CA	--	1,843	7,310	235	1,843	7,545	9,388	500	6/10/03	5-30
Metro Business Park	Phoenix, AZ	--	2,369	7,245	21	2,369	7,266	9,635	--	12/17/03	5-30
Orangewood Corp. Plaza	Orange, CA	--	2,637	12,291	--	2,637	12,291	14,928	--	12/24/03	5-30
Westwood	Farmers Branch,TX	--	941	6,884	417	941	7,301	8,242	373	2/12/03	5-30
MICC - Center 1	Miami, FL	--	6,736	7,409	--	6,736	7,409	14,145	--	12/30/03	5-30
MICC - Center 2	Miami, FL	--	6,736	7,409	--	6,736	7,409	14,145	--	12/30/03	5-30
MICC - Center 3	Miami, FL	--	7,267	7,993	--	7,267	7,993	15,260	--	12/30/03	5-30
MICC - Center 4	Miami, FL	--	5,011	5,511	--	5,011	5,511	10,522	--	12/30/03	5-30
MICC - Center 5	Miami, FL	--	6,433	7,075	--	6,433	7,075	13,508	--	12/30/03	5-30
MICC - Center 6	Miami, FL	--	6,601	7,259	--	6,601	7,259	13,860	--	12/30/03	5-30
MICC - Center 7	Miami, FL	--	5,191	5,710	--	5,191	5,710	10,901	--	12/30/03	5-30
MICC - Center 8	Miami, FL	--	5,592	6,150	--	5,592	6,150	11,742	--	12/30/03	5-30
MICC - Center 9	Miami, FL	--	7,659	8,424	--	7,659	8,424	16,083	--	12/30/03	5-30
MICC - Center 10	Miami, FL	--	9,677	10,644	--	9,677	10,644	20,321	--	12/30/03	5-30
MICC - Center 12	Miami, FL	--	3,134	3,447	--	3,134	3,447	6,581	--	12/30/03	5-30
MICC - Center 13	Miami, FL	--	2,426	2,669	--	2,426	2,669	5,095	--	12/30/03	5-30
MICC - Center 14	Miami, FL	--	6,113	6,723	--	6,113	6,723	12,836	--	12/30/03	5-30
MICC - Center 15	Miami, FL	--	3,414	3,755	--	3,414	3,755	7,169	--	12/30/03	5-30
MICC - Center 16	Miami, FL	--	1,308	1,439	--	1,308	1,439	2,747	--	12/30/03	5-30
MICC - Center 17	Miami, FL	--	4,010	4,411	--	4,010	4,411	8,421	--	12/30/03	5-30
MICC - Center 18	Miami, FL	--	334	367	--	334	367	701	--	12/30/03	5-30
MICC - Center 19	Miami, FL	--	2,419	2,662	--	2,419	2,662	5,081	--	12/30/03	5-30
MICC - Center 20	Miami, FL	--	2,771	3,044	--	2,771	3,044	5,815	--	12/30/03	5-30
MICC - Center 21	Miami, FL	--	4,576	5,824	--	4,576	5,824	10,400	--	12/30/03	5-30
Lamar Boulevard	Austin, TX	--	2,528	6,596	2,682	2,528	9,278	11,806	2,609	1/1/97	5-30
N. Barker's Landing	Houston, TX	--	1,140	3,003	2,002	1,140	5,005	6,145	1,590	1/1/97	5-30
La Prada	Mesquite, TX	--	495	1,235	161	495	1,396	1,891	336	1/1/97	5-30
NW Highway	Garland, TX	--	480	1,203	100	480	1,303	1,783	326	1/1/97	5-30
Quail Valley	Missouri City, TX	--	360	918	303	360	1,221	1,581	293	1/1/97	5-30
Business Parkway I	Richardson, TX	--	799	3,568	649	799	4,217	5,016	1,351	5/4/98	5-30
The Summit	Plano, TX	--	1,536	6,654	1,148	1,536	7,802	9,338	2,678	5/4/98	5-30
Northgate II	Dallas, TX	--	1,274	5,505	1,021	1,274	6,526	7,800	2,291	5/4/98	5-30
Empire Commerce	Dallas, TX	--	304	1,545	273	304	1,818	2,122	550	5/4/98	5-30
Royal Tech - Digital	Irving, TX	--	319	1,393	296	319	1,689	2,008	609	5/4/98	5-30
Royal Tech - Springwood	Irving, TX	--	894	3,824	902	894	4,726	5,620	1,490	5/4/98	5-30
Royal Tech - Regent	Irving, TX	--	606	2,615	875	606	3,490	4,096	1,244	5/4/98	5-30
Royal Tech - Bldg 7	Irving, TX	--	246	1,061	119	246	1,180	1,426	339	5/4/98	5-30
Royal Tech - NFTZ	Irving, TX	--	1,517	6,499	1,134	1,517	7,633	9,150	2,386	5/4/98	5-30
Royal Tech - Olympus	Irving, TX	--	1,060	4,531	68	1,060	4,599	5,659	1,439	5/4/98	5-30
Royal Tech - Honeywell	Irving, TX	--	548	2,347	175	548	2,522	3,070	844	5/4/98	5-30
Royal Tech - Bldg 12	Irving, TX	--	1,466	6,263	10	1,466	6,273	7,739	1,959	5/4/98	5-30
Royal Tech - Bldg 13	Irving, TX	--	955	4,080	259	955	4,339	5,294	1,380	5/4/98	5-30
Royal Tech - Bldg 14	Irving, TX	--	2,010	10,242	643	2,010	10,885	12,895	3,162	5/4/98	5-30
Royal Tech - Bldg 15	Irving, TX	--	1,307	5,600	156	1,307	5,756	7,063	1,754	11/4/98	5-30
Westchase Corporate Park	Houston, TX	--	2,173	7,338	373	2,173	7,711	9,884	1,667	12/30/99	5-30
Ben White 1	Austin, TX	--	789	3,571	25	789	3,596	4,385	1,104	12/31/98	5-30
Ben White 5	Austin, TX	--	761	3,444	85	761	3,529	4,290	1,096	12/31/98	5-30
McKalla 3	Austin, TX	--	662	2,994	276	662	3,270	3,932	1,019	12/31/98	5-30
McKalla 4	Austin, TX	--	749	3,390	155	749	3,545	4,294	1,088	12/31/98	5-30
Mopac 6	Austin, TX	--	307	1,390	190	307	1,580	1,887	530	12/31/98	5-30
Waterford A	Austin, TX	--	597	2,752	7	597	2,759	3,356	797	1/06/99	5-30
Waterford B	Austin, TX	--	367	1,672	80	367	1,752	2,119	455	5/20/99	5-30
Waterford C	Austin, TX	--	1,144	5,225	90	1,144	5,315	6,459	1,417	5/20/99	5-30
McNeil 6	Austin, TX	--	437	2,013	284	437	2,297	2,734	591	1/6/9	5-30
Rutland 11	Austin, TX	--	325	1,536	32	325	1,568	1,893	439	1/6/99	5-30
Rutland 12	Austin, TX	--	535	2,487	197	535	2,684	3,219	765	1/6/99	5-30
Rutland 13	Austin, TX	--	469	2,190	32	469	2,222	2,691	647	1/6/99	5-30
Rutland 14	Austin, TX	--	535	2,422	127	535	2,549	3,084	808	12/31/98	5-30
Rutland 19	Austin, TX	--	158	762	149	158	911	1,069	298	1/6/99	5-30
Royal Tech - Bldg 16	Irving, TX	--	2,464	2,703	2,018	2,464	4,721	7,185	719	7/1/99	5-30
Royal Tech - Bldg 17	Irving, TX	--	1,832	6,901	1,322	1,832	8,223	10,055	487	8/15/01	5-30
Monroe Business Center	Herndon, VA	--	5,926	13,944	3,397	5,926	17,341	23,267	4,514	8/1/97	5-30
Lusk II-R&D	San Diego, CA	--	1,077	2,644	164	1,077	2,808	3,885	603	3/17/98	5-30
Lusk II-Office	San Diego, CA	--	1,230	3,005	812	1,230	3,817	5,047	893	3/17/98	5-30
Norris Cn-Office	San Ramon, CA	--	1,486	3,642	717	1,486	4,359	5,845	1,004	3/17/98	5-30
Northpointe D	Sterling, VA	--	787	2,857	1,195	787	4,052	4,839	1,242	6/11/98	5-30
Monroe II	Herndon, VA	--	811	4,967	477	811	5,444	6,255	1,664	1/29/99	5-30
Metro Park I	Rockville, MD	--	5,383	15,404	91	5,383	15,495	20,878	2,062	12/27/01	5-30
Metro Park I R&D	Rockville, MD	--	5,404	15,748	1,733	5,404	17,481	22,885	2,257	12/27/01	5-30
Metro Park II	Rockville, MD	--	1,223	3,490	250	1,223	3,740	4,963	507	12/27/01	5-30
Metro Park II	Rockville, MD	--	2,287	6,533	1,030	2,287	7,563	9,850	993	12/27/01	5-30
Metro Park III	Rockville, MD	--	4,555	13,039	1,965	4,555	15,004	19,559	1,907	12/27/01	5-30
Metro Park IV	Rockville, MD	--	4,188	12,035	38	4,188	12,073	16,261	1,608	12/27/01	5-30
Metro Park V	Rockville, MD	--	9,813	28,214	616	9,813	28,830	38,643	3,745	12/27/01	5-30
Kearny Mesa-Office	San Diego, CA	--	785	1,933	728	785	2,661	3,446	671	3/17/98	5-30
Kearny Mesa-R&D	San Diego, CA	--	2,109	5,156	322	2,109	5,478	7,587	1,132	3/17/98	5-30
Bren Mar-Office	Alexandria, VA	--	572	1,401	1,063	572	2,464	3,036	668	3/17/98	5-30
Lusk III	San Diego, CA	--	1,904	4,662	423	1,904	5,085	6,989	1,056	3/17/98	5-30
Bren Mar-R&D	Alexandria, VA	--	1,625	3,979	318	1,625	4,297	5,922	879	3/17/98	5-30
Alban Road-Office	Springfield, VA	--	987	2,418	1,595	987	4,013	5,000	945	3/17/98	5-30
Alban Road-R&D	Springfield, VA	--	946	2,318	363	946	2,681	3,627	604	3/17/98	5-30

		$19,694	$387,101	$1,016,893	$113,045	$387,101	$1,129,938	$1,517,039	$225,599

F-28 through F-32

EXHIBIT 3.10

EXHIBIT B

CERTIFICATE OF DETERMINATION

CERTIFICATE OF DETERMINATION OF PREFERENCES
OF
7.95% SERIES G CUMULATIVE REDEEMABLE
PREFERRED STOCK
OF
PS BUSINESS PARKS, INC.

        The undersigned, David Goldberg and Jack E. Corrigan, Vice President and Secretary, respectively, of PS BUSINESS PARKS, INC., a California corporation, do hereby certify:

        FIRST: The Restated Articles of Incorporation of the Corporation authorize the issuance of 50,000,000 shares of stock designated “Preferred shares,” issuable from time to time in one or more series, and authorize the Board of Directors to fix the number of shares constituting any such series, and to determine or alter the dividend rights, dividend rate, conversion rights, voting rights, right and terms of redemption (including sinking fund provisions), the redemption price or prices and the liquidation preference of any wholly unissued series of such Preferred shares, and the number of shares constituting any such series.

        SECOND: The Board of Directors of the Corporation did duly adopt the resolutions attached hereto as Exhibit A and incorporated herein by reference authorizing and providing for the creation of a series of Preferred shares to be known as “7.95% Series G Cumulative Redeemable Preferred Stock” consisting of 800,000 shares, none of the shares of such series having been issued.

        We further declare under penalty of perjury under the laws of the State of California that the matters set forth in this certificate are true and correct of our own knowledge.

        IN WITNESS WHEREOF, the undersigned have executed this certificate this 30th day of October, 2002.

/s/ David Goldberg
David Goldberg, Vice President

/s/ Jack E. Corrigan
Jack E. Corrigan, Secretary

EXHIBIT A
RESOLUTION OF THE BOARD OF DIRECTORS
OF PS BUSINESS PARKS, INC.
ESTABLISHING A SERIES OF 7.95% SERIES G
CUMULATIVE REDEEMABLE PREFERRED STOCK

        RESOLVED that pursuant to the authority conferred upon the Board of Directors by Article III of the Restated Articles of Incorporation of this Corporation, there is hereby established a series of the authorized Preferred shares of this Corporation having a par value of $.01 per share, which series shall be designated “7.95% Series G Cumulative Redeemable Preferred Stock,” shall consist of 800,000 shares and shall have the following rights, preferences and privileges:

    1.        Rank. The 7.95% Series G Cumulative Redeemable Preferred Stock (the “Series G Preferred Stock”) will, with respect to distributions and rights upon voluntary or involuntary liquidation, winding-up or dissolution of the Corporation, or both, rank senior to all classes or series of Common Shares and to all classes or series of equity securities of the Corporation now or hereafter authorized, issued or outstanding, other than any class or series of equity securities of the Corporation expressly designated as ranking on a parity with or senior to the Series G Preferred Stock as to distributions and rights upon voluntary or involuntary liquidation, winding-up or dissolution of the Corporation. For purposes of this Certificate of Determination, the term “Parity Preferred Stock” shall be used to refer to any class or series of capital stock of the Corporation now or hereafter authorized, issued or outstanding expressly designated by the Corporation to rank on a parity with Series G Preferred Stock with respect to distributions and rights upon voluntary or involuntary liquidation, winding-up or dissolution of the Corporation (including the Corporation’s 9¼% Cumulative Preferred Stock, Series A, the 8-7/8% Series B Cumulative Redeemable Preferred Stock, the 8¾% Series C Cumulative Redeemable Preferred Stock, the 9.500% Cumulative Preferred Stock, Series D, the 9¼% Series E Cumulative Redeemable Preferred Stock, 8.750% Cumulative Preferred Stock, Series F, the 8-7/8% Series X Cumulative Redeemable Preferred Stock and the 8-7/8% Series Y Cumulative Redeemable Preferred Stock). For purposes of the preceding sentence, “capital stock” means any equity securities (including Common Shares and Preferred Stock), shares, participation or other ownership interests (however designated) and any rights (other than debt securities convertible into or exchangeable for equity securities) or options to purchase any of the foregoing.

    2.        Distribution Rights. (a) Payment of Distributions. Subject to the rights of holders of Parity Preferred Stock as to the payment of distributions, holders of Series G Preferred Stock shall be entitled to receive the Series G Priority Return, when, as and if declared by the Board of Directors of the Corporation, out of funds legally available for the payment of distributions. Such distributions shall be cumulative, shall accrue from the original date of issuance of the Series G Preferred Stock and will be payable (A) quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year commencing on the first such date following the date of issuance of such stock and, (B) in the event of a redemption, on the redemption date (each a “Series G Preferred Stock Distribution Payment Date”). If any Series G Preferred Stock Distribution Payment Date is not a Business Day (as defined herein), then payment of the distribution to be made on such date shall be made on the Business Day immediately preceding such Series G Preferred Stock Distribution Payment Date in each case with the same force and effect as if made on such date. Distributions on the Series G Preferred Stock will be made to the holders of record of the Series G Preferred Stock on the relevant record dates to be fixed by the Board of Directors of the Corporation, which record dates shall in no event be more than 45 days or less than 15 days prior to the relevant Series G Preferred Stock Distribution Payment Date (each, a “Distribution Record Date”).

        For purposes of this Certificate of Determination, the following terms shall have the meanings set forth herein: (i) “Liquidation Preference” shall mean, with respect to the Series G Preferred Stock, $25.00 per share of Series G Preferred Stock, plus the amount of any accumulated and unpaid Series G Priority Return (as hereinafter defined) with respect to such share, whether or not declared, minus any distributions in excess of the Series G Priority Return that has accrued with respect to such Series G Preferred Units, to the date of payment; (ii) “Series G Priority Return” shall mean an amount equal to 7.95% per annum of the Liquidation Preference per share of Series G Preferred Stock, commencing on the date of issuance of such share of Series G Preferred Stock, determined on the basis of a 360-day year of twelve 30-day months (and for any period shorter than a full quarterly period for which distributions are computed, the amount of the distribution payable will be computed based on the ratio of the actual number of days elapsed in such period to ninety (90) days), cumulative to the extent not distributed on any Series G Preferred Stock Distribution Payment Date plus the per share amount accrued on each share of Series G Preferred Stock on the date of issuance of such shares in exchange for Series G Preferred Units of PS Business Parks, L.P. corresponding to the accrued and unpaid priority return on such Preferred Units, if any; and (iii) “Business Day” shall mean each day, other than a Saturday or a Sunday, which is not a day on which banking institutions in New York, New York are authorized or required by law, regulation or executive order to close.

    (b)        Prohibition on Distributions. No distributions on Series G Preferred Stock shall be authorized by the Board of Directors of the Corporation or paid or set apart for payment by the Corporation at any such time as the terms and provisions of any agreement of the Corporation, including any agreement relating to indebtedness, prohibits such authorization, payment or setting apart for payment or provides that such authorization, payment or setting apart for payment would constitute a breach thereof or a default thereunder, or to the extent that such authorization or payment shall be restricted or prohibited by law.

    (c)        Distributions Cumulative. Distributions on the Series G Preferred Stock will accrue whether or not the terms and provisions of any agreement of the Corporation, including any agreement relating to its indebtedness, at any time prohibits the current payment of distributions, whether or not the Corporation has earnings, whether or not there are funds legally available for the payment of such distributions and whether or not such distributions are authorized or declared. Accrued but unpaid distributions on the Series G Preferred Stock will accumulate as of the Series G Preferred Stock Distribution Payment Date on which they first become payable. Distributions on account of arrears for any past distribution periods may be declared and paid at any time, without reference to a regular Series G Preferred Stock Distribution Payment Date, to holders of record of the Series G Preferred Stock on the record date fixed by the Board of Directors which date shall not exceed fifteen (15) business days prior to the payment date. Accumulated and unpaid distributions will not bear interest.

    (d)        Priority as to Distributions. (i) So long as any Series G Preferred Stock is outstanding, no distribution of cash or other property shall be authorized, declared, paid or set apart for payment on or with respect to any class or series of Common Shares or any class or series of other stock of the Corporation ranking junior as to the payment of distributions or rights upon voluntary or involuntary dissolution, liquidation or winding-up of the Corporation to the Series G Preferred Stock (such Common Shares or other junior stock, collectively, “Junior Stock”), nor shall any cash or other property be set aside for or applied to the purchase, redemption or other acquisition for consideration of any Series G Preferred Stock, any Parity Preferred Stock or any Junior Stock, unless, in each case, all distributions accumulated on all Series G Preferred Stock and all classes and series of outstanding Parity Preferred Stock have been paid in full. The foregoing sentence shall not prohibit (i) distributions payable solely in Junior Stock, and (ii) the conversion of Series G Preferred Stock, Junior Stock or Parity Preferred Stock into stock of the Corporation ranking junior to the Series G Preferred Stock as to distributions.

    (ii)        So long as distributions have not been paid in full (or a sum sufficient for such full payment is not irrevocably deposited in trust for payment) upon the Series G Preferred Stock, all distributions authorized and declared on the Series G Preferred Stock and all classes or series of outstanding Parity Preferred Stock with respect to distributions shall be authorized and declared so that the amount of distributions authorized and declared per share of Series G Preferred Stock and such other classes or series of Parity Preferred Stock shall in all cases bear to each other the same ratio that accrued distributions per share on the Series G Preferred Stock and such other classes or series of Parity Preferred Stock (which shall not include any accumulation in respect of unpaid distributions for prior distribution periods if such class or series of Parity Preferred Stock do not have cumulative distribution rights) bear to each other.

    (e)        No Further Rights. Holders of Series G Preferred Stock shall not be entitled to any distributions, whether payable in cash, other property or otherwise, in excess of the full cumulative distributions described herein.

    3.        Liquidation. (a) Payment of Liquidating Distributions. Subject to the rights of holders of Parity Preferred Stock with respect to rights upon any voluntary or involuntary liquidation, dissolution or winding-up of the Corporation and subject to any series of capital stock ranking senior to the Series G Preferred Stock with respect to rights upon any voluntary or involuntary liquidation, dissolution or winding-up of the Corporation, the holders of Series G Preferred Stock shall be entitled to receive out of the assets of the Corporation legally available for distribution or the proceeds thereof, after payment or provision for debts and other liabilities of the Corporation, but before any payment or distributions of the assets shall be made to holders of Common Shares or any other class or series of shares of the Corporation that ranks junior to the Series G Preferred Stock as to rights upon liquidation, dissolution or winding-up of the Corporation, an amount equal to the Liquidation Preference per share of Series G Preferred Stock. If upon such voluntary or involuntary liquidation, dissolution or winding-up, there are insufficient assets to permit full payment of liquidating distributions to the holders of Series G Preferred Stock and any Parity Preferred Stock, all payments of liquidating distributions on the Series G Preferred Stock and such Parity Preferred Stock shall be made so that the payments on the Series G Preferred Stock and such Parity Preferred Stock shall in all cases bear to each other the same ratio that the respective rights of the Series G Preferred Stock and such other Parity Preferred Stock (which shall not include any accumulation in respect of unpaid distributions for prior distribution periods if such Parity Preferred Stock does not have cumulative distribution rights) upon liquidation, dissolution or winding-up of the Corporation bear to each other.

    (b)        Notice. Written notice of any such voluntary or involuntary liquidation, dissolution or winding-up of the Corporation, stating the payment date or dates when, and the place or places where, the amounts distributable in such circumstances shall be payable, shall be given by (i) fax and (ii) by first class mail, postage pre-paid, not less than 10 and not more than 60 days prior to the payment date stated therein, to each record holder of the Series G Preferred Stock at the respective addresses of such holders as the same shall appear on the share transfer records of the Corporation.

    (c)        No Further Rights. After payment of the full amount of the liquidating distributions to which they are entitled, the holders of Series G Preferred Stock will have no right or claim to any of the remaining assets of the Corporation.

    (d)        Consolidation, Merger or Certain Other Transactions. The voluntary sale, conveyance, lease, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all of the property or assets of the Corporation to, or the consolidation or merger or other business combination of the Corporation with or into, any corporation, trust or other entity (or of any corporation, trust or other entity with or into the Corporation) or a statutory share exchange shall not be deemed to constitute a liquidation, dissolution or winding-up of the Corporation.

    4.        Optional Redemption. (a) Right of Optional Redemption. The Series G Preferred Stock may not be redeemed prior to October 30, 2007. On or after such date, the Corporation shall have the right to redeem the Series G Preferred Stock, in whole (but not in part), at any time, upon not less than 30 nor more than 60 days’ written notice, at a redemption price, payable in cash, equal to the Liquidation Preference (the “Series G Redemption Price”).

    (b)        Limitation on Redemption. The redemption price of the Series G Preferred Stock will be payable solely to the extent such payment would be permitted as a distribution under the California Corporations Code.

    (c)        Procedures for Redemption. (i) Notice of redemption will be (i) faxed, and (ii) mailed by the Corporation, postage prepaid, not less than 30 nor more than 60 days prior to the redemption date, addressed to the respective holders of record of the Series G Preferred Stock to be redeemed at their respective addresses as they appear on the share transfer records of the Corporation. No failure to give or defect in such notice shall affect the validity of the proceedings for the redemption of any Series G Preferred Stock except as to the holder to whom such notice was defective or not given. In addition to any information required by law or by the applicable rules of any exchange upon which the Series G Preferred Stock may be listed or admitted to trading, each such notice shall state: (i) the redemption date, (ii) the redemption price, (iii) the number of shares of Series G Preferred Stock to be redeemed, (iv) the place or places where such shares of Series G Preferred Stock are to be surrendered for payment of the redemption price, (v) that distributions on the Series G Preferred Stock to be redeemed will cease to accumulate on such redemption date and (vi) that payment of the redemption price and any accumulated and unpaid distributions will be made upon presentation and surrender of such Series G Preferred Stock.

    (ii)        If the Corporation gives a notice of redemption in respect of Series G Preferred Stock (which notice will be irrevocable) then, by 12:00 noon, New York City time, on the redemption date, the Corporation will deposit irrevocably in trust for the benefit of the Series G Preferred Stock being redeemed funds sufficient to pay the applicable Series G Redemption Price, and will give irrevocable instructions and authority to pay such Series G Redemption Price to the holders of the Series G Preferred Stock upon surrender of the certificate evidencing the Series G Preferred Stock by such holders at the place designated in the notice of redemption. On and after the date of redemption, distributions will cease to accumulate on the Series G Preferred Stock called for redemption, unless the Corporation defaults in the payment thereof. If any date fixed for redemption of Series G Preferred Stock is not a Business Day, then payment of the redemption price payable on such date will be made on the next succeeding day that is a Business Day (and without any interest or other payment in respect of any such delay) except that, if such Business Day falls in the next calendar year, such payment will be made on the immediately preceding Business Day, in each case with the same force and effect as if made on such date fixed for redemption. If payment of the Series G Redemption Price or any accumulated or unpaid distributions in respect of the Series G Preferred Stock is improperly withheld or refused and not paid by the Corporation, distributions on such Series G Preferred Stock will continue to accumulate from the original redemption date to the date of payment, in which case the actual payment date will be considered the date fixed for redemption for purposes of calculating the applicable Series G Redemption Price.

    (d)        Status of Redeemed Stock. Any Series G Preferred Stock that shall at any time have been redeemed shall after such redemption have the status of authorized but unissued Preferred Stock, without designation as to class or series until such shares are once more designated as part of a particular class or series by the Board of Directors.

    5.        Voting Rights. (a) General. Holders of the Series G Preferred Stock will not have any voting rights, except as set forth below.

    (b)        Right to Elect Directors. If the Corporation shall fail to pay full cumulative dividends on the shares of Series G Preferred Stock or any of its Preferred shares for six quarterly dividend payment periods, whether or not consecutive (a “Dividend Default”), the holders of all outstanding Preferred shares, voting as a single class without regard to series, will be entitled to elect two Directors until full cumulative dividends for all past dividend payment periods on all Preferred shares have been paid or declared and funds therefor set apart for payment. Such right to vote separately as a class to elect Directors shall, when vested, be subject, always, to the same provisions for the vesting of such right to elect Directors separately as a class in the case of future Dividend Defaults. At any time when such right to elect Directors separately as a class shall have so vested, the Corporation may call, and, upon the written request of the holders of record of not less than 20% of the total number of Preferred shares of the Corporation then outstanding, shall call, a special meeting of stockholders for the election of Directors. In the case of such a written request, such special meeting shall be held within 90 days after the delivery of such request and, in either case, at the place and upon the notice provided by law and in the Bylaws of the Corporation; provided that the Corporation shall not be required to call such a special meeting if such request is received less than 120 days before the date fixed for the next ensuing Annual Meeting of Shareholders of the Corporation and the holders of all classes of outstanding Preferred shares are afforded the opportunity to elect such Directors (or fill any vacancy) at such Annual Meeting of Shareholders. Directors elected as aforesaid shall serve until the next Annual Meeting of Shareholders of the Corporation or until their respective successors shall be elected and qualified. If, prior to the end of the term of any Director elected as aforesaid, a vacancy in the office of such Director shall occur during the continuance of a Dividend Default by reason of death, resignation, or disability, such vacancy shall be filled for the unexpired term by the appointment of a new Director for the unexpired term of such former Director, such appointment to be made by the remaining Director elected as aforesaid.

    (c)        Certain Voting Rights. So long as any Series G Preferred Stock or Series G Preferred Units exchangeable into Series G Preferred Stock remain outstanding, the Corporation shall not, without the affirmative vote of the holders of a majority of the Series G Preferred Stock outstanding at the time, (i) designate or create, or increase the authorized or issued amount of, any class or series of shares ranking prior to the Series G Preferred Stock with respect to payment of distributions or rights upon liquidation, dissolution or winding-up or reclassify any authorized shares of the Corporation into any such shares, or create, authorize or issue any obligations or security convertible into or evidencing the right to purchase any such shares, (ii) designate or create, or increase the authorized or issued amount of, any Parity Preferred Stock or reclassify any authorized shares of the Corporation into any such shares, or create, authorize or issue any obligations or security convertible into or evidencing the right to purchase any such shares, but only to the extent such Parity Preferred Stock is issued to an Affiliate of the Corporation on terms that differ from the terms of such series of Parity Preferred Stock issued to the public or non-Affiliates of the Corporation, (iii) increase the authorized number of shares of Series G Preferred Stock, or (iv) either (A) consolidate, merge into or with, or convey, transfer or lease its assets substantially as an entirety, to any corporation or other entity, or (B) amend, alter or repeal the provisions of the Corporation’s Articles of Incorporation (including this Certificate of Determination) or Bylaws, whether by merger, consolidation or otherwise, in each case that would materially and adversely affect the powers, special rights, preferences, privileges or voting power of the Series G Preferred Stock or the holders thereof; provided, however, that with respect to the occurrence of a merger, consolidation or a sale or lease of all of the Corporation’s assets as an entirety, so long as (a) the Corporation is the surviving entity and the Series G Preferred Stock remains outstanding with the terms thereof unchanged, or (b) the resulting, surviving or transferee entity is a corporation organized under the laws of any state and substitutes for the Series G Preferred Stock other preferred stock having substantially the same terms and same rights as the Series G Preferred Stock, including with respect to distributions, voting rights and rights upon liquidation, dissolution or winding-up, then the occurrence of any such event shall not be deemed to materially and adversely affect such rights, privileges or voting powers of the holders of the Series G Preferred Stock; and provided, further, that any increase in the amount of authorized Preferred Stock or the creation or issuance of any other class or series of Preferred Stock, or any increase in an amount of authorized shares of each class or series, in each case ranking either (a) junior to the Series G Preferred Stock with respect to payment of distributions and the distribution of assets upon liquidation, dissolution or winding-up, or (b) on a parity with the Series G Preferred Stock with respect to payment of distributions or the distribution of assets upon liquidation, dissolution or winding-up to the extent such Preferred Stock is not issued to an Affiliate of the Corporation on terms that differ from the terms of any Parity Preferred Stock issued to the public or non-Affiliates of the Corporation, shall not be deemed to materially and adversely affect such rights, preferences, privileges or voting powers.

        The affirmative vote or consent of the holders of at least 66 2/3% of the outstanding shares of this Series and any other series of Preferred shares ranking on a parity with this Series as to dividends and upon liquidation, voting as a single class without regard to series, will be required to issue, authorize or increase the authorized amount of any class or series of shares ranking prior to this Series as to dividends or upon liquidation or to issue or authorize any obligation or security convertible into or evidencing a right to purchase any such security, but subject to Section 5(c)(ii) hereof, the Articles of Incorporation may be amended to increase the number of authorized Preferred shares ranking on a parity with or junior to this Series or to create another class of Preferred shares ranking on a parity with or junior to this Series without the vote of the holders of outstanding shares of this Series.

    6.        Conversion. The holders of the Series G Preferred Stock shall not have any rights to convert such shares into shares of any other class or series of stock or into any other securities of, or interest in, the Corporation.

    7.        No Sinking Fund. No sinking fund shall be established for the retirement or redemption of Series G Preferred Stock.

    8.        No Preemptive Rights. No holder of the Series G Preferred Stock of the Corporation shall, as such holder, have any preemptive rights to purchase or subscribe for additional shares of stock of the Corporation or any other security of the Corporation which it may issue or sell.

EXHIBIT 10.25

PS BUSINESS PARKS, L.P.
AMENDMENT TO AGREEMENT OF LIMITED
PARTNERSHIP RELATING TO
7.95% SERIES G CUMULATIVE REDEEMABLE
PREFERRED UNITS

        This Amendment to the Agreement of Limited Partnership of PS Business Parks, L.P., a California limited partnership (the “Partnership”), dated as of the 30th day of October, 2002 (this “Amendment”) amends the Agreement of Limited Partnership of the Partnership, dated as of March 17, 1998, by and among PS Business Parks, Inc. (the “General Partner”) and each of the limited partners executing a signature page thereto, as amended by that certain Amendment to Agreement of Limited Partnership Relating to 8-7/8% Series B Cumulative Redeemable Preferred Units, dated as of April 23, 1999, an Amendment to Agreement of Limited Partnership Relating to 9¼% Series A Cumulative Redeemable Preferred Units, dated as of April 30, 1999, an Amendment to Agreement of Limited Partnership Relating to 8-7/8% Series X Cumulative Redeemable Preferred Units, dated as of September 7, 1999, an Amendment to Agreement of Limited Partnership Relating to Additional 8-7/8% Series X Cumulative Redeemable Preferred Units, dated as of September 23, 1999, an Amendment to Agreement of Limited Partnership Relating to 8¾% Series C Cumulative Redeemable Preferred Units, dated as of September 3, 1999, an Amendment to Agreement of Limited Partnership Relating to 8-7/8% of Series Y Cumulative Redeemable Preferred Units, dated as of July 12, 2000, an Amendment to Agreement of Limited Partnership Relating to 9½% Series D Cumulative Redeemable Preferred Units, dated as of May 10, 2001, as amended by Amendment No. 1 to such Amendment to Agreement of Limited Partnership Relating to 9½% Series D Cumulative Redeemable Preferred Units, dated as of June 18, 2001, an Amendment to Agreement of Limited Partnership Relating to 9¼% Series E Cumulative Redeemable Preferred Units, dated as of September 21, 2001, and an Amendment to Agreement of Limited Partnership Relating to 8¾% Series F Cumulative Redeemable Preferred Units, dated as of January 28, 2002 (collectively, the “Partnership Agreement”). Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to such terms in the Partnership Agreement. Section references are (unless otherwise specified) references to sections in this Amendment.

        WHEREAS, pursuant to Section 4.2(a) of the Partnership Agreement, the General Partner desires to cause the Partnership to issue additional Units of a new class and series, with the designations, preferences and relative, participating, optional or other special rights, powers and duties set forth herein;

        WHEREAS, pursuant to Sections 4.2(a) and 14.1(b)(2) of the Partnership Agreement, the General Partner, without the consent of the Limited Partners, may amend the Partnership Agreement by executing a written instrument setting forth the terms of such amendment; and

        WHEREAS, the General Partner desires by this Amendment to so amend the Partnership Agreement as of the date first set forth above to provide for the designation and issuance of such new class and series of Units.

        NOW, THEREFORE, the Partnership Agreement is hereby amended by establishing and fixing the rights, limitations and preferences of a new class and series of Units as follows:

        Section 1. Definitions. Capitalized terms not otherwise defined herein shall have their respective meanings set forth in the Partnership Agreement. Capitalized terms that are used in this Amendment shall have the meanings set forth below:

    (a)        “Liquidation Preference” means, with respect to the Series G Preferred Units (as hereinafter defined), $25.00 per Series G Preferred Unit, plus the amount of any accumulated and unpaid Priority Return with respect to such unit, whether or not declared, minus any distributions in excess of the Priority Return that has accrued with respect to such Series G Preferred Units to the date of payment.

    (b)        “Parity Preferred Units” means any class or series of Partnership Interests of the Partnership now or hereafter authorized, issued or outstanding and expressly designated by the Partnership to rank on a parity with the Series G Preferred Units with respect to distributions and rights upon voluntary or involuntary liquidation, winding-up or dissolution of the Partnership, including the 9¼% Series A Cumulative Redeemable Preferred Units (the “Series A Preferred Units”), the 8-7/8% Series B Cumulative Redeemable Preferred Units (the “Series B Preferred Units”), the 8¾% Series C Cumulative Redeemable Preferred Units (the “Series C Preferred Units”), the 9½ Series D Cumulative Redeemable Preferred Units (the “Series D Preferred Units”), the 9¼% Series E Cumulative Redeemable Preferred Units (the “Series E Preferred Units”), the 8¾% Series F Cumulative Redeemable Preferred Units (the “Series F Preferred Units”), the 8-7/8% Series X Cumulative Redeemable Preferred Units (the “Series X Preferred Units”) and the 8-7/8% Series Y Cumulative Redeemable Preferred Units (the “Series Y Preferred Units”). Notwithstanding the differing allocation rights set forth in Section 4 below that apply to the Series A, B, C, D and F Preferred Units (as compared to the Series E, G, X and Y Preferred Units), for purposes of this Amendment, those Series A, B, C, D and F Preferred Units and any future series of preferred units that rank in parity with those series also shall be considered Parity Preferred Units to the Series E, G, X, and Y Preferred Units.

    (c)        “Priority Return” means an amount equal to 7.95% per annum of the Liquidation Preference per Series G Preferred Unit, commencing on the date of issuance of such Series G Preferred Unit, determined on the basis of a 360-day year of twelve 30-day months, and for any period shorter than a full quarterly period for which distributions are computed, the amount of the distributions payable will be based on the ratio of the actual number of days elapsed in such period to ninety (90) days, cumulative to the extent not distributed for any given distribution period pursuant to Section 3, hereof, commencing on the date of the issuance of such Series G Preferred Unit.

    (d)        “PTP” means a “publicly traded partnership” within the meaning of Section 7704 of the Code.

        Section 2. Designation and Number. Pursuant to Section 4.2(a) of the Partnership Agreement, a series of Partnership Units in the Partnership designated as the “7.95% Series G Cumulative Redeemable Preferred Units” (the “Series G Preferred Units”) is hereby established. The number of Series G Preferred Units shall be 800,000. The holders of Series G Preferred Units shall not have any Percentage Interest (as such term is defined in the Partnership Agreement) in the Partnership.

        Section 3. Distributions. (a) Payment of Distributions. Subject to the rights of holders of Parity Preferred Units as to the payment of distributions pursuant to Section 5.1 of the Partnership Agreement, holders of Series G Preferred Units shall be entitled to receive, when, as and if declared by the Partnership acting through the General Partner, the Priority Return. Such Priority Return shall be cumulative, shall accrue from the original date of issuance of the Series G Preferred Units and, notwithstanding Section 5.1 of the Partnership Agreement, will be payable (i) quarterly in arrears on March 31, June 30, September 30 and December 31 of each year commencing on December 31, 2002, and (ii) in the event of (A) a redemption of Series G Preferred Units, or (B) an exchange of Series G Preferred Units into Series G Preferred Stock, on the redemption date or the exchange date, as applicable (each a “Series G Preferred Unit Distribution Payment Date”). The amount of the distribution payable for any period will be computed on the basis of a 360-day year of twelve 30-day months and for any period shorter than a full quarterly period for which distributions are computed, the amount of the distribution payable will be computed based on the ratio of the actual number of days elapsed in such period to ninety (90) days. If any date on which distributions are to be made on the Series G Preferred Units is not a Business Day (as defined herein), then payment of the distribution to be made on such date will be made on the Business Day immediately preceding such date with the same force and effect as if made on such date. Distributions on the Series G Preferred Units will be made to the holders of record of the Series G Preferred Units on the relevant record dates to be fixed by the Partnership acting through the General Partner, which record dates shall in no event exceed fifteen (15) Business Days prior to the relevant Series G Preferred Unit Distribution Payment Date (the “Series G Preferred Unit Partnership Record Date”).

    (b)        Prohibition on Distribution. No distributions on Series G Preferred Units shall be authorized by the General Partner or paid or set apart for payment by the Partnership at any such time as the terms and provisions of any agreement of the Partnership or the General Partner, including any agreement relating to their indebtedness, prohibits such authorization, payment or setting apart for payment or provides that such authorization, payment or setting apart for payment would constitute a breach thereof or a default thereunder, or to the extent that such authorization or payment shall be restricted or prohibited by law.

    (c)        Distributions Cumulative. Distributions on the Series G Preferred Units will accrue, whether or not declared, whether or not the terms and provisions of any agreement of the Partnership or the General Partner, including any agreement relating to its indebtedness at any time prohibit the current payment of distributions, whether or not the Partnership has earnings, whether or not there are funds legally available for the payment of such distributions and whether or not such distributions are authorized. Accrued but unpaid distributions on the Series G Preferred Units will accumulate as of the Series G Preferred Unit Distribution Payment Date on which they first become payable. Distributions on account of arrears for any past distribution periods may be declared and paid at any time, without reference to a regular Series G Preferred Unit Distribution Payment Date to holders of record of the Series G Preferred Units on the record date fixed by the Partnership acting through the General Partner which date shall not exceed fifteen (15) Business Days prior to the payment date. Accumulated and unpaid distributions will not bear interest.

    (d)        Priority as to Distributions. Subject to the provisions of Article 13 of the Partnership Agreement:

    (i)        so long as any Series G Preferred Units are outstanding, no distribution of cash or other property shall be authorized, declared, paid or set apart for payment on or with respect to any class or series of Partnership Interest ranking junior as to the payment of distributions or rights upon a voluntary or involuntary liquidation, dissolution or winding-up of the Partnership to the Series G Preferred Units (collectively, “Junior Units”), nor shall any cash or other property be set aside for or applied to the purchase, redemption or other acquisition for consideration of any Series G Preferred Units, any Parity Preferred Units or any Junior Units, unless, in each case, all distributions accumulated on all Series G Preferred Units and all classes and series of outstanding Parity Preferred Units have been paid in full. The foregoing sentence shall not prohibit (x) distributions payable solely in Junior Units, or (y) the conversion of Junior Units or Parity Preferred Units into Partnership Interests ranking junior to the Series G Preferred Units as to distributions and rights upon involuntary or voluntary liquidation, dissolution or winding up of the Partnership or (z) the redemption of Partnership Interests corresponding to Series G Preferred Stock, Parity Preferred Stock or Junior Stock to be purchased by the General Partner pursuant to the Articles of Incorporation of the General Partner with respect to the General Partner’s common stock and comparable provisions in the Articles of Incorporation with respect to other classes or series of capital stock of the General Partner to preserve the General Partner’s status as a real estate investment trust, provided that such redemption shall be upon the same terms as the corresponding purchase pursuant to the Articles of Incorporation.

    (ii)        So long as distributions have not been paid in full (or a sum sufficient for such full payment is not irrevocably deposited in trust for payment) upon the Series G Preferred Units, all distributions authorized and declared on the Series G Preferred Units and all classes or series of outstanding Parity Preferred Units shall be authorized and declared so that the amount of distributions authorized and declared per Series G Preferred Unit and such other classes or series of Parity Preferred Units shall in all cases bear to each other the same ratio that accrued distributions per Series G Preferred Unit and such other classes or series of Parity Preferred Units (which shall not include any accumulation in respect of unpaid distributions for prior distribution periods if such class or series of Parity Preferred Units do not have cumulative distribution rights) bear to each other.

    (e)        No Further Rights. Holders of Series G Preferred Units shall not be entitled to any distributions, whether payable in cash, other property or otherwise, in excess of the full cumulative distributions described herein.

        Section 4. Allocations. Section 6.1(a)(ii) of the Partnership Agreement is amended to read, in its entirety, as follows:

    “(ii)(A)   Notwithstanding anything to the contrary contained in this Agreement, in any taxable year: (1) the holders of Series A, B, C, D and F Preferred Units shall first be allocated an amount of gross income equal to the Priority Return distributed to such holders in such taxable year, and (2) subject to any prior allocation of Profit pursuant to the loss chargeback set forth in Section 6.1(a)(ii)(B) below, the holders of Series E, G, X and Y Preferred Units shall then be allocated an amount of Profit equal to the Priority Return distributed to such holders either in such taxable year or in prior taxable years to the extent that such distributions have not previously been matched with an allocation of Profit pursuant to this Section 6.1(a)(ii)(A)(2).

    (B)   After the Capital Account balances of all Partners other than holders of any series of Preferred Units have been reduced to zero, Losses of the Partnership that otherwise would be allocated so as to cause deficit Capital Account balances for those other Partners shall be allocated to the holders of the Series A, B, C, D, E, F, G, X and Y Preferred Units in proportion to the positive balances of their Capital Accounts until those Capital Account balances have been reduced to zero. If Losses have been allocated to the holders of the Series A, B, C, D, E, F, G, X and Y Preferred Units pursuant to the preceding sentence, the first subsequent Profits shall be allocated to those preferred partners so as to recoup, in reverse order, the effects of the loss allocations.

    (C)   Upon liquidation of the Partnership or the interest of the holders of Series A, B, C, D, E, F, G, X or Y Preferred Units in the Partnership: (1) items of gross income or deduction shall first be allocated to the holders of Series A, B, C, D and F Preferred Units in a manner such that, immediately prior to such liquidation, the Capital Account balances of such holders shall equal the amount of their Liquidation Preferences, and (2) an amount of Profit or Loss shall then be allocated to the holders of Series E, G, X and Y Preferred Units in a manner such that, immediately prior to such liquidation, the Capital Account balances of such holders shall equal the amount of their Liquidation Preferences.”

        Section 5. Optional Redemption. (a) Right of Optional Redemption. Except as otherwise provided herein, the Series G Preferred Units may not be redeemed prior to the fifth (5th) anniversary of the issuance date. On or after such date, the Partnership shall have the right to redeem the Series G Preferred Units, in whole (and not in part), at any time, upon not less than 30 nor more than 60 days written notice, at a redemption price, payable in cash, equal to the Liquidation Preference (the “Series G Redemption Price”). The Redemption Right given to Limited Partners in Section 8.6 of the Partnership Agreement shall not be available to the holders of the Series G Preferred Units and all references to Limited Partners in said Section 8.6 (and related provisions of the Partnership Agreement) shall not include holders of the Series G Preferred Units.

    (b)        Procedures for Redemption. (i) Notice of redemption will be (A) faxed, and (B) mailed by the Partnership, by certified mail, postage prepaid, not less than 30 nor more than 60 days prior to the redemption date, addressed to the respective holders of record of the Series G Preferred Units at their respective addresses as they appear on the records of the Partnership. No failure to give or defect in such notice shall affect the validity of the proceedings for the redemption of any Series G Preferred Units except as to the holder to whom such notice was defective or not given. In addition to any information required by law each such notice shall state: (m) the redemption date, (n) the Series G Redemption Price, (o) the aggregate number of Series G Preferred Units to be redeemed, (p) as provided in Section 5(b)(ii) below, the place or places where evidence of the surrender of such Series G Preferred Units shall be delivered for payment of the Series G Redemption Price, (q) that distributions on the Series G Preferred Units to be redeemed will cease to accumulate on such redemption date and (r) that payment of the Series G Redemption Price will be made upon presentation of evidence of the surrender of such Series G Preferred Units as set forth in Section 5(b)(ii) below.

    (ii)        If the Partnership gives a notice of redemption in respect of Series G Preferred Units (which notice will be irrevocable) then, by 12:00 noon, New York City time, on the redemption date, the Partnership will deliver into escrow with an escrow agent acceptable to the Partnership and the holders of the Series G Preferred Units (the “Escrow Agent”) the Series G Redemption Price and an executed Redemption Agreement, in substantially the form attached hereto as Exhibit A (the “Redemption Agreement”), and an Amendment to the Agreement of Limited Partnership evidencing the redemption, in substantially the form attached hereto as Exhibit B. The holders of the Series G Preferred Units shall also, by 12:00 noon, New York City time, on the redemption date, deliver into escrow with the Escrow Agent an executed Redemption Agreement and an executed Amendment to the Agreement of Limited Partnership evidencing the redemption. Upon delivery of all of the above-described items by both parties, Escrow Agent shall release the Series G Redemption Price to the holders of the Series G Preferred Units and the fully-executed Redemption Agreement and Amendment to Agreement of Limited Partnership to both parties. On and after the date of redemption, distributions will cease to accumulate on the Series G Preferred Units called for redemption, unless the Partnership defaults in the payment thereof. If any date fixed for redemption of Series G Preferred Units is not a Business Day, then payment of the Series G Redemption Price payable on such date will be made on the next succeeding day that is a Business Day (and without any interest or other payment in respect of any such delay) except that, if such Business Day falls in the next calendar year, such payment will be made on the immediately preceding Business Day, in each case with the same force and effect as if made on such date fixed for redemption. If payment of the Series G Redemption Price is improperly withheld or refused and not paid by the Partnership, distributions on such Series G Preferred Units will continue to accumulate from the original redemption date to the date of payment, in which case the actual payment date will be considered the date fixed for redemption for purposes of calculating the applicable Series G Redemption Price.

        Section 6. Voting Rights. (a) General. Holders of the Series G Preferred Units will not have any voting rights or right to consent to any matter requiring the consent or approval of the Limited Partners, except as set forth in Section 14.1 of the Partnership Agreement and in this Section 6. (Solely for purposes of Section 14.1 of the Partnership Agreement, each Series G Preferred Unit shall be treated as one Partnership Unit.) If and for so long as the General Partner holds any Series G Preferred Units, the General Partner shall not have any voting rights with respect to such Series G Preferred Units and such Series G Preferred Units shall not be counted in determining the number of such units outstanding for the purpose of determining whether the holders of such units have granted any approval called for hereunder.

    (b)        Certain Voting Rights. So long as any Series G Preferred Units remain outstanding, the Partnership shall not, without the affirmative vote of the holders of at least a majority of the Series G Preferred Units outstanding at the time:

    (i)        authorize or create, or increase the authorized or issued amount of, any class or series of Partnership Interests ranking senior to the Series G Preferred Units with respect to payment of distributions or rights upon liquidation, dissolution or winding-up or reclassify any Partnership Interests into any such Partnership Interest, or create, authorize or issue any obligations or security convertible into or evidencing the right to purchase any such Partnership Interests (for this purpose, partnership interests that rank in parity with the Series A, B, C, D and F Preferred Units or other series with equivalent parity shall not be treated as ranking senior to, and shall be treated as in parity with, the Series G Preferred Units and any other series that rank in parity with the Series G Preferred Units);

    (ii)        designate or create, or increase the authorized or issued amount of, any Parity Preferred Units or reclassify any authorized Partnership Interests into any such Parity Preferred Units, or create, authorize or issue any obligations or security convertible into or evidencing the right to purchase any such shares, but only to the extent such Parity Preferred Units are issued to an Affiliate of the Partnership on terms that differ from the terms of such series of Parity Preferred Units issued to the public or non-Affiliates of the Partnership (for purposes of this Section 6(b)(ii), an issuance to the General Partner shall not be treated as an issuance to an Affiliate of the Partnership to the extent the issuance of such Partnership Interests was to allow the General Partner to issue corresponding preferred stock to persons who are not Affiliates);

    (iii)        either (A) exchange shares, consolidate, merge into or with, or convey, transfer or lease its assets substantially as an entirety to, any corporation or other entity or (B) amend, alter or repeal the provisions of the Partnership Agreement, whether by merger, consolidation or otherwise, that would materially and adversely affect the powers, special rights, preferences, privileges or voting power of the Series G Preferred Units or the holders thereof; provided, however, that with respect to the occurrence of a share exchange, merger, consolidation or a sale or lease of all of the Partnership’s assets as an entirety, so long as (1) the Partnership is the surviving entity and the Series G Preferred Units remain outstanding with the terms thereof unchanged, or (2) the resulting, surviving or transferee entity (I) is a partnership, limited liability company or other pass-through entity organized under the laws of any state, (II) is not taxable as a corporation for U.S. federal income tax purposes, and (III) substitutes for the Series G Preferred Units other interests in such entity having substantially the same terms and rights as the Series G Preferred Units, including with respect to distributions, voting rights and rights upon liquidation, dissolution or winding-up, then the occurrence of any such event shall not be deemed to materially and adversely affect such powers, special rights, preferences, privileges or voting powers of the holders of the Series G Preferred Units; and provided further that any increase in the amount of Partnership Interests or the creation or issuance of any other class or series of Partnership Interests, in each case ranking (y) junior to the Series G Preferred Units with respect to payment of distributions or the distribution of assets upon liquidation, dissolution or winding-up, or (z) on a parity to the Series G Preferred Units with respect to payment of distributions or the distribution of assets upon liquidation, dissolution or winding-up, to the extent such Partnership Interests are not issued to an Affiliate of the Partnership (an issuance to the General Partner shall not be treated as an issuance to an Affiliate of the Partnership to the extent the issuance of such Partnership Interests was to allow the General Partner to issue corresponding preferred stock to persons who are not Affiliates of the Partnership) such issuance shall not be deemed to materially and adversely affect such powers, special rights, preferences, privileges or voting powers (for this purpose, partnership interests that rank in parity with the Series A, B, C, D and F Preferred Units or other series with equivalent parity shall not be treated as ranking senior to, and shall be treated as in parity with, the Series G Preferred Units and any other series that rank in parity with the Series G Preferred Units); or

    (iv)        increase the authorized or issued amount of Series G Preferred Units.

        In addition to the foregoing, the Partnership will not (x) enter into any contract, mortgage, loan or other agreement that prohibits or restricts, or has the effect of prohibiting or restricting, the ability of a holder of the Preferred Units to exercise its rights set forth herein to effect in full an exchange or redemption pursuant to Section 8, below, except with the written consent of such holder; or (y) amend, alter, or repeal or waive Sections 7.6 or 11.3(f) of the Partnership Agreement without the affirmative vote of at least a majority of the Series G Preferred Units outstanding at the time.

        Section 7. Transfer Restrictions. The holders of Series G Preferred Units shall be subject to all of the provisions of Section 11 of the Partnership Agreement except Section 11.3(b), as modified by this Section 7. Except as otherwise provided, if the General Partner’s consent to a transfer of Series G Preferred Units is required by Section 11.3 of the Partnership Agreement, the General Partner agrees not to unreasonably withhold that consent. Subject to the consent of the General Partner, which shall not be unreasonably withheld or delayed, the Series G Preferred Units may be transferred to a maximum of five (5) persons. At no time shall the number of holders of the Series G Preferred Units exceed five.

        Section 8. Exchange Rights. (a) Right to Exchange. (i) All, but not less than all, of the Series G Preferred Units will be exchangeable at any time on or after the tenth (10th) anniversary of the date of issuance, at the option of the Partnership or upon the affirmative vote of the holders of a majority of the outstanding Series G Preferred Units, for authorized but previously unissued shares of 7.95% Series G Cumulative Redeemable Preferred Stock of the General Partner (the “Series G Preferred Stock”) at an exchange rate of one share of Series G Preferred Stock for one Series G Preferred Unit, subject to adjustment as described below (the “Series G Exchange Price”); provided that all, but not less than all, of the Series G Preferred Units will become exchangeable for Series G Preferred Stock at any time upon the affirmative vote of the holders of a majority of the outstanding Series G Preferred Units (x) if at any time full distributions shall not have been timely made on any Series G Preferred Unit with respect to six (6) prior quarterly distribution periods, whether or not consecutive; provided, however, that a distribution in respect of Series G Preferred Units shall be considered timely made if made within two (2) Business Days after the applicable Series G Preferred Unit Distribution Payment Date if at the time of such late payment there shall not be any prior quarterly distribution periods in respect of which full distributions were not timely made, or (y) at any time (1) a holder of Series G Preferred Units concludes (in the reasonable judgment of the holder) that it is imminent that the Partnership will not or likely will not satisfy the income and asset tests of Section 856 of the Internal Revenue Code of 1986, as amended (the “Code”), for a taxable year if the Partnership were a real estate investment trust within the meaning of the Code, (2) such holder delivers to the General Partner an opinion of nationally recognized independent counsel to the effect that it is imminent that the Partnership will not or likely will not satisfy the income and asset tests of Section 856 of the Code for a taxable year if the Partnership were a real estate investment trust within the meaning of the Code, and (3) such failure would create a meaningful risk that a holder of the Series G Preferred Units would fail to maintain its qualification as a real estate investment trust.

        In addition to and not in limitation of the foregoing, all, but not less than all, of the Series G Preferred Units may be exchanged (regardless of whether held by GSEP 2002 Realty Corp. (“Contributor”)) upon the affirmative vote of the holders of a majority of the outstanding Series G Preferred Units for Series G Preferred Stock (but only if the exchange in whole may be accomplished consistently with the ownership limitations set forth under the Article IV of the Charter of the General Partner, taking into account exceptions thereto) if at any time (i) such holders conclude based on results or projected results that there exists (in the reasonable judgment of such holders) an imminent and substantial risk that the Series G Preferred Units represent or will represent more than 19.5% of the total profits of or capital interests in the Partnership for a taxable year, (ii) such holders deliver to the General Partner an opinion of nationally recognized independent counsel, reasonably acceptable to the General Partner, to the effect that there is a substantial risk that its interest in the Partnership does not or will not satisfy the 19.5% limit, and (iii) the General Partner agrees with the conclusions referred to in clauses (i) and (ii) of this sentence, such agreement not to be unreasonably withheld.

    (ii)        Notwithstanding anything to the contrary set forth in Section 8(a)(i), if an Exchange Notice (as hereinafter defined) has been delivered to the General Partner, then the General Partner may, at its option, elect to redeem or cause the Partnership to redeem all (but not a portion) of the outstanding Series G Preferred Units for cash in an amount equal to the Liquidation Preference per Series G Preferred Unit. The General Partner may exercise its option to redeem the Series G Preferred Units for cash pursuant to this Section 8(a)(ii) by giving each holder of record of Series G Preferred Units notice of its election to redeem for cash, within five (5) Business Days after receipt of the Exchange Notice, by (m) fax, and (n) registered mail, postage paid at the address of each holder as it may appear on the records of the Partnership stating (A) the redemption date, which shall be no later than sixty (60) days following the receipt of the Exchange Notice, (B) the redemption price, (C) the place or places where the Series G Preferred Units are to be surrendered for payment of the redemption price, (D) that distributions on the Series G Preferred Units will cease to accrue on such redemption date; (E) that payment of the redemption price will be made upon presentation and surrender of the Series G Preferred Units and (F) the aggregate number of Series G Preferred Units to be redeemed.

    (iii)        If an exchange of Series G Preferred Units pursuant to Section 8(a)(i) would violate the provisions on ownership limitation of the General Partner set forth in Article IV of the Charter of the General Partner (taking into account exceptions thereto) with respect to the Series G Preferred Stock, the General Partner shall give written notice thereof to each holder of record of Series G Preferred Units, within five (5) Business Days following receipt of the Exchange Notice, by (m) fax, and (n) registered mail, postage prepaid, at the address of each such holder set forth in the records of the Partnership. In such event, each holder of Series G Preferred Units shall be entitled to exchange, pursuant to the provisions of Section 8(b) a number of Series G Preferred Units which would comply with the provisions on the ownership limitation of the General Partner set forth in such Article IV of the Charter of the General Partner and any Series G Preferred Units not so exchanged (the “Excess Units”) shall be redeemed by the Partnership for cash in an amount equal to the Liquidation Preference. The written notice of the General Partner shall state (A) the number of Excess Units held by such holder, (B) the redemption price of the Excess Units, (C) the date on which such Excess Units shall be redeemed, which date shall be no later than sixty (60) days following the receipt of the Exchange Notice, (D) the place or places where such Excess Units are to be surrendered for payment of the redemption price, (E) that distributions on the Excess Units will cease to accrue on such redemption date, and (F) that payment of the redemption price will be made upon presentation and surrender of such Excess Units. If an exchange would result in Excess Units, as a condition to such exchange, each holder of such units agrees to provide representations and covenants reasonably requested by the General Partner relating to (1) the widely held nature of the interests in such holder, sufficient to assure the General Partner that the holder’s ownership of stock of the General Partner (without regard to the limits described above) will not cause any Person (as such term is defined in the Charter of the General Partner) to own stock of the General Partner in an amount that would cause such Person not to comply with the provisions of the ownership limitation of the General Partner set forth in such Article IV of the Charter of the General Partner; and (2) to the extent such holder can so represent and covenant without obtaining information from its owners, the holder’s ownership of tenants of the Partnership and its affiliates.

        To the extent the General Partner would not be able to pay the cash set forth above in exchange for the Excess Units, and to the extent consistent with the Charter, the General Partner agrees that it will grant to the holders of the Series G Preferred Units exceptions to the Beneficial Ownership Limit and Constructive Ownership Limit set forth in the Charter sufficient to allow such holders to exchange all of their Series G Preferred Units for Series G Preferred Stock, provided such holders furnish to the General Partner representations acceptable to the General Partner in its sole and absolute discretion which assure the General Partner that such exceptions will not jeopardize the General Partner’s tax status as a REIT for purposes of federal and applicable state law.

        Notwithstanding any provision of the Agreement to the contrary, no holder of Series G Preferred Units shall be entitled to effect an exchange of Series G Preferred Units for Series G Preferred Stock to the extent that the ownership or right to acquire such shares would cause the holder or any other Person or, in the opinion of counsel selected by the General Partner, may cause the holder or any other Person, to violate the restrictions on ownership and transfer of Series G Preferred Stock set forth in the Charter (taking into account exceptions thereto). To the extent any such attempted exchange for Series G Preferred Stock would be in violation of the previous sentence, it shall be void ab initio and such holder of Series G Preferred Units shall not acquire any rights or economic interest in the Series G Preferred Stock otherwise issuable upon such exchange.

    (iv)        The redemption of Series G Preferred Units described in Sections 8(a)(ii) and 8(a)(iii) shall be subject to the provisions of Sections 5(b)(i) and 5(b)(ii); provided, however, that the term “redemption price” in such Section shall be read to mean the Liquidation Preference per Series G Preferred Unit being redeemed.

    (b)        Procedure for Exchange. (i) Any exchange shall be exercised pursuant to a notice of exchange (the “Exchange Notice”) delivered to the General Partner by the holder who is exercising such exchange right, by (a) fax and (b) by certified mail postage prepaid. The exchange of Series G Preferred Units may be effected after the fifth (5th) Business Day following receipt by the General Partner of the Exchange Notice by delivering certificates, if any, representing such Series G Preferred Units to be exchanged together with, if applicable, written notice of exchange and a proper assignment of such Series G Preferred Units to the office of the General Partner maintained for such purpose. Currently, such office is c/o PS Business Parks, Inc., 701 Western Avenue, Glendale, California 91201, Attention: Jack E. Corrigan. Each exchange will be deemed to have been effected immediately prior to the close of business on the date on which such Series G Preferred Units to be exchanged (together with all required documentation) shall have been surrendered and notice shall have been received by the General Partner as aforesaid and the Series G Exchange Price shall have been paid. Any Series G Preferred Stock issued pursuant to this Section 8 shall be delivered, as promptly as practicable, as shares which are duly authorized, validly issued, fully paid and nonassessable, free of pledge, lien, encumbrance or restriction other than those provided in the Charter, the Bylaws of the General Partner, the Securities Act of 1933, as amended, and relevant state securities or blue sky laws.

    (ii)        In the event of an exchange of Series G Preferred Units for shares of Series G Preferred Stock, an amount equal to the accrued and unpaid Priority Return, whether or not declared, to the date of exchange on any Series G Preferred Units tendered for exchange shall (a) accrue on the shares of the Series G Preferred Stock into which such Series G Preferred Units are exchanged, and (b) continue to accrue on such Series G Preferred Units, which shall remain outstanding following such exchange, with the General Partner as the holder of such Series G Preferred Units. Notwithstanding anything to the contrary set forth herein, in no event shall a holder of a Series G Preferred Unit that was validly exchanged into Series G Preferred Stock pursuant to this section (other than the General Partner now holding such Series G Preferred Unit), receive a distribution from the Partnership, if such holder, after exchange, is entitled to receive a distribution from the General Partner with respect to the share of Series G Preferred Stock for which such Series G Preferred Unit was exchanged or redeemed.

    (iii)        Fractional shares of Series G Preferred Stock are not to be issued upon exchange but, in lieu thereof, the General Partner will pay a cash adjustment based upon the fair market value of the Series G Preferred Stock on the day prior to the exchange date as determined in good faith by the Board of Directors of the General Partner.

    (c)        Adjustment of Series G Exchange Price. (i) The Series G Exchange Price is subject to adjustment upon certain events, including, (a) subdivisions, combinations and reclassification of the Series G Preferred Stock, and (b) distributions to all holders of Series G Preferred Stock of evidences of indebtedness of the General Partner or assets (including securities, but excluding dividends and distributions paid in cash out of equity applicable to Series G Preferred Stock).

    (ii)        In case the General Partner shall be a party to any transaction (including, without limitation, a merger, consolidation, statutory share exchange, tender offer for all or substantially all of the General Partner’s capital stock or sale of all or substantially all of the General Partner’s assets), in each case as a result of which the Series G Preferred Stock will be converted into the right to receive shares of capital stock, other securities or other property (including cash or any combination thereof), each Series G Preferred Unit will thereafter be exchangeable into the kind and amount of shares of capital stock and other securities and property receivable (including cash or any combination thereof) upon the consummation of such transaction by a holder of that number of shares of Series G Preferred Stock or fraction thereof into which one Series G Preferred Unit was exchangeable immediately prior to such transaction. The General Partner may not become a party to any such transaction unless the terms thereof are consistent with the foregoing. In addition, so long as the Contributor or any of its permitted successors or assigns holds any Series G Preferred Units, the General Partner shall not, without the affirmative vote of the holders of at least a majority of the Series G Preferred Units outstanding at the time: (a) designate or create, or increase the authorized or issued amount of, any class or series of shares ranking senior to the Series G Preferred Stock with respect to the payment of distributions or rights upon liquidation, dissolution or winding-up or reclassify any authorized shares of the General Partner into any such shares, or create, authorize or issue any obligations or securities convertible into or evidencing the right to purchase any such shares; or (b) amend, alter or repeal the provisions of the Charter or Bylaws of the General Partner, whether by merger, consolidation or otherwise, that would materially and adversely affect the powers, special rights, preferences, privileges or voting power of the Series G Preferred Stock or the holders thereof; provided, however, that any increase in the amount of authorized Preferred Shares or the creation or issuance of any other series or class of Preferred Shares, or any increase in the amount of authorized shares of each class or series, in each case ranking either (1) junior to the Series G Preferred Stock with respect to the payment of distributions and the distribution of assets upon liquidation, dissolution or winding-up, or (2) on a parity with the Series G Preferred Stock with respect to the payment of distributions and the distribution of assets upon liquidation, dissolution or winding-up shall not be deemed to materially and adversely affect such rights, preferences, privileges or voting powers. In the event of a conflict between the provisions of this Section 8(c)(ii) and any provision of the Partnership Agreement, the provisions of this Section 8(c)(ii) shall control.

        Section 9. No Conversion Rights. Except as set forth in Section 8, the holders of the Series G Preferred Units shall not have any rights to convert such units into shares of any other class or series of stock or into any other securities of, or interest in, the Partnership.

        Section 10. No Sinking Fund. No sinking fund shall be established for the retirement or redemption of Series G Preferred Units.

        Section 11. Exhibit A to Partnership Agreement. In order to duly reflect the issuance of the Series G Preferred Units provided for herein, the Partnership Agreement is hereby further amended pursuant to Section 12.3 thereof by deleting Exhibit A thereto and replacing such Exhibit A with Exhibit C attached hereto.

        Section 12. Inconsistent Provisions. Nothing to the contrary contained in the Partnership Agreement shall limit any of the rights or obligations set forth in this Amendment.

IN WITNESS WHEREOF this Amendment has been executed as of the date first above written.

PS BUSINESS PARKS, INC.

By: /s/ Jack Corrigan
Name: Jack Corrigan
Title: Vice President

EXHIBIT 10.26

PS BUSINESS PARKS, L.P.
AMENDMENT TO AGREEMENT OF LIMITED
PARTNERSHIP RELATING TO
7.000% SERIES H CUMULATIVE REDEEMABLE
PREFERRED UNITS

        This Amendment to the Agreement of Limited Partnership of PS Business Parks, L.P., a California limited partnership (the “Partnership”), dated as of January 30, 2004 (this “Amendment”), amends the Agreement of Limited Partnership of the Partnership, dated as of March 17, 1998, as amended, by and among PS Business Parks, Inc. (the “General Partner”) and each of the limited partners described on Exhibit A to that partnership agreement (the “Partnership Agreement”). Section references are (unless otherwise specified) references to sections in this Amendment.

        WHEREAS, the General Partner agreed to issue 6,900,000 Depositary Shares each representing 1/1000th of a share of the General Partner’s preferred stock designated as the “7.000% Cumulative Preferred Stock, Series H” (the “Depositary Shares”) for a price of $25.00 per Depositary Share;

        WHEREAS, Section 4.1(b)(2) of the Partnership Agreement requires the General Partner to contribute to the Partnership the funds raised through the issuance of additional shares of the General Partner in return for additional Partnership Units, and provides that the General Partner’s capital contribution shall be deemed to equal the amount of the gross proceeds of that share issuance (i.e., the net proceeds actually contributed, plus any underwriter’s discount or other expenses incurred, with any such discount or expense deemed to have been incurred on behalf of the Partnership);

        WHEREAS, Section 4.2(a) of the Partnership Agreement provides generally for the creation and issuance of Partnership Units with such designations, preferences and relative, participating, optional or other special rights, powers and duties, including rights, powers and duties senior to other Partnership Interests, all as shall be determined by the General Partner, without the consent of the Limited Partners, and Section 4.2(b) of the Partnership Agreement specifically contemplates the issuance of Units to the General Partner having designations, preferences and other rights, all such that the economic interests are substantially similar to the designations, preferences and other rights of shares issued by the General Partner, such as the Depositary Shares;

        WHEREAS, the General Partner desires to cause the Partnership to issue additional Units of a new class and series, with the designations, preferences and relative, participating, optional or other special rights, powers and duties set forth herein; and

        WHEREAS, the General Partner desires by this Amendment to so amend the Partnership Agreement as of the date first set forth above to provide for the designation and issuance of such new class and series of Units.

        NOW, THEREFORE, the Partnership Agreement is hereby amended by establishing and fixing the rights, limitations and preferences of a new class and series of Units as follows:

         Section 1. Definitions. Capitalized terms not otherwise defined herein shall have their respective meanings set forth in the Partnership Agreement. Capitalized terms that are used in this Amendment shall have the meanings set forth below:

    (a)        “Liquidation Preference” means, with respect to the Series H Preferred Units (as defined below), $25.00 per Series H Preferred Unit, plus the amount of any accumulated and unpaid Priority Return (as defined below) with respect to such Series H Preferred Unit, whether or not declared, minus any distributions in excess of the Priority Return that has accrued with respect to such Series H Preferred Units, to the date of payment.

    (b)        “Parity Preferred Units” means any class or series of Partnership Interests (as such term is defined in the Partnership Agreement) of the Partnership now or hereafter authorized, issued or outstanding and expressly designated by the Partnership to rank on a parity with the Series H Preferred Units with respect to distributions and rights upon voluntary or involuntary liquidation, winding-up or dissolution of the Partnership, including the 9¼% Series A Cumulative Redeemable Preferred Units (the “Series A Preferred Units”), the 8 7/8% Series B Cumulative Redeemable Preferred Units (the “Series B Preferred Units”), the 8¾% Series C Cumulative Redeemable Preferred Units (the “Series C Preferred Units”), the 9½% Series D Cumulative Redeemable Preferred Units (the “Series D Preferred Units”), the 9¼% Series E Cumulative Redeemable Preferred Units (the “Series E Preferred Units”), 8¾% Series F Cumulative Redeemable Preferred Units (the “Series F Preferred Units”), 7.95% Series G Cumulative Redeemable Preferred Units (the “Series G Preferred Units”), the 8 7/8% Series X Cumulative Redeemable Preferred Units (the “Series X Preferred Units”) and the 8 7/8% Series Y Cumulative Redeemable Preferred Units (the “Series Y Preferred Units”). Notwithstanding the differing allocation rights set forth in Section 4 below that apply to the Series A, B, C, D, F and H Preferred Units (as compared to the Series E, G, X and Y Preferred Units), for purposes of this Amendment those Series A, B, C, D, F and H Preferred Units and any future series of preferred units that rank in parity with those series also shall be considered Parity Preferred Units to the Series E, G, X and Y Preferred Units.

    (c)        “Priority Return” means an amount equal to 7.0% per annum, of the Liquidation Preference per Series H Preferred Unit, commencing on the date of issuance of such Series H Preferred Unit, determined on the basis of a 360-day year (and twelve 30-day months), cumulative to the extent not distributed on any Series H Preferred Unit Distribution Payment Date (as defined below).

         Section 2. Creation of Series H Preferred Units. (a) Designation and Number. Pursuant to Section 4.2(a) of the Partnership Agreement, a series of Partnership Units (as such term is defined in the Partnership Agreement) in the Partnership designated as the “7.000% Series H Cumulative Redeemable Preferred Units” (the “Series H Preferred Units”) is hereby established effective as of January 30, 2004. The number of Series H Preferred Units shall be 6,900,000. The Holders of Series H Preferred Units shall not have any Percentage Interest (as such term is defined in the Partnership Agreement) in the Partnership.

        (b)Capital Contribution. In return for the issuance to the General Partner of the Series H Preferred Units set forth on Exhibit C to this Amendment, the General Partner has contributed to the Partnership the funds raised through the General Partner’s issuance of the Depositary Shares (the General Partner’s capital contribution shall be deemed to equal the amount of the gross proceeds of that share issuance, i.e., the net proceeds actually contributed, plus any underwriter’s discount or other expenses incurred, with any such discount or expense deemed to have been incurred by the General Partner on behalf of the Partnership).

    (c)Construction.        The Series H Preferred Units have been created and are being issued in conjunction with the General Partner’s issuance of the Depositary Shares relating to the General Partner’s 7.000% Cumulative Preferred Stock, Series H, and as such, the Series H Preferred Units are intended to have designations, preferences and other rights, all such that the economic interests are substantially similar to the designations, preferences and other rights of the Depositary Shares, and the terms of this Amendment shall be interpreted in a fashion consistent with this intent.

         Section 3. Distributions. (a) Payment of Distributions. Subject to the rights of holders of Parity Preferred Units as to the payment of distributions, pursuant to Section 5.1 of the Partnership Agreement, holders of Series H Preferred Units shall be entitled to receive, when, as and if declared by the Partnership acting through the General Partner, the Priority Return. Such distributions shall be cumulative, shall accrue from the original date of issuance of the Series H Preferred Units and, notwithstanding Section 5.1 of the Partnership Agreement, will be payable (i) quarterly in arrears on March 31, June 30, September 30 and December 31 of each year commencing on March 31, 2004 and (ii) in the event of a redemption of Series H Preferred Units (each a “Series H Preferred Unit Distribution Payment Date”). If any date on which distributions are to be made on the Series H Preferred Units is not a Business Day (as defined below), then payment of the distribution to be made on such date will be made on the Business Day immediately preceding such date with the same force and effect as if made on such date. Distributions on the Series H Preferred Units will be made to the holders of record of the Series H Preferred Units on the relevant record dates to be fixed by the Partnership acting through the General Partner, which record dates shall in no event exceed fifteen (15) Business Days prior to the relevant Series H Preferred Unit Distribution Payment Date. Business Day shall be any day other than a Saturday, Sunday or day on which banking institutions in the State of New York or the State of California are authorized or obligated by law to close, or a day which is or is declared a national or a New York or California state holiday.

        (b)Prohibition on Distribution. No distributions on Series H Preferred Units shall be authorized by the General Partner or paid or set apart for payment by the Partnership at any such time as the terms and provisions of any agreement of the Partnership or the General Partner, including any agreement relating to their indebtedness, prohibits such authorization, payment or setting apart for payment or provides that such authorization, payment or setting apart for payment would constitute a breach thereof or a default thereunder, or to the extent that such authorization or payment shall be restricted or prohibited by law.

        (c)Distributions Cumulative. Distributions on the Series H Preferred Units will accrue whether or not the terms and provisions of any agreement of the Partnership, including any agreement relating to its indebtedness, at any time prohibit the current payment of distributions, whether or not the Partnership has earnings, whether or not there are funds legally available for the payment of such distributions and whether or not such distributions are authorized. Accrued but unpaid distributions on the Series H Preferred Units will accumulate as of the Series H Preferred Unit Distribution Payment Date on which they first become payable. Distributions on account of arrears for any past distribution periods may be declared and paid at any time, without reference to a regular Series H Preferred Unit Distribution Payment Date, to holders of record of the Series H Preferred Units on the record date fixed by the Partnership acting through the General Partner which date shall not exceed fifteen (15) Business Days prior to the payment date. Accumulated and unpaid distributions will not bear interest.

        (d)Priority as to Distributions. Subject to the provisions of Article 13 of the Partnership Agreement:

        (i) so long as any Series H Preferred Units are outstanding, no distribution of cash or other property shall be authorized, declared, paid or set apart for payment on or with respect to any class or series of Partnership Interests ranking junior as to the payment of distributions or rights upon a voluntary or involuntary liquidation, dissolution or winding-up of the Partnership to the Series H Preferred Units (collectively, “Junior Units”), nor shall any cash or other property be set aside for or applied to the purchase, redemption or other acquisition for consideration of any Series H Preferred Units, any Parity Preferred Units or any Junior Units, unless, in each case, all distributions accumulated on all Series H Preferred Units and all classes and series of outstanding Parity Preferred Units have been paid in full. The foregoing sentence shall not prohibit (x) distributions payable solely in Junior Units, or (y) the conversion of Junior Units or Parity Preferred Units into Partnership Interests ranking junior to the Series H Preferred Units.

        (ii)so long as distributions have not been paid in full (or a sum sufficient for such full payment is not irrevocably deposited in trust for payment) upon the Series H Preferred Units, all distributions authorized and declared on the Series H Preferred Units and all classes or series of outstanding Parity Preferred Units shall be authorized and declared so that the amount of distributions authorized and declared per Series H Preferred Unit and such other classes or series of Parity Preferred Units shall in all cases bear to each other the same ratio that accrued distributions per Series H Preferred Unit and such other classes or series of Parity Preferred Units (which shall not include any accumulation in respect of unpaid distributions for prior distribution periods if such class or series of Parity Preferred Units do not have cumulative distribution rights) bear to each other.

        (e)No Further Rights. Holders of Series H Preferred Units shall not be entitled to any distributions, whether payable in cash, other property or otherwise, in excess of the full cumulative distributions described herein.

         Section 4. Allocations. Section 6.1(a)(ii) of the Partnership Agreement is amended to read, in its entirety, as follows:

“(ii)	(A) Notwithstanding anything to the contrary contained in this Agreement, in any taxable year: (1) the holders of series A, B, C, D, F and H Preferred Units shall first be allocated an amount of gross income equal to the Priority Return distributed to such holders in such taxable year, and (2) subject to any prior allocation of Profit pursuant to the loss chargeback set forth in Section 6.1(a)(ii)(B) below, the holders of Series E, G, X and Y Preferred Units shall then be allocated an amount of Profit equal to the Priority Return distributed to such holders either in such taxable year or in prior taxable years to the extent that such distributions have not previously been matched with an allocation of Profit pursuant to this Section 6.1(a)(ii)(A)(2).

(B)	After the Capital Account balances of all Partners other than holders of any series of Preferred Units have been reduced to zero, Losses of the Partnership that otherwise would be allocated so as to cause deficit Capital Account balances for those other Partners shall be allocated to the holders of the Series A, B, C, D, E, F, G, H, X and Y Preferred Units in proportion to the positive balances of their Capital Accounts until those Capital Account balances have been reduced to zero. If Losses have been allocated to the holders of the Series A, B, C, D, E, F, G, H, X and Y Preferred Units pursuant to the preceding sentence, the first subsequent Profits shall be allocated to those preferred partners so as to recoup, in reverse order, the effects of the loss allocations.

(C)	Upon liquidation of the Partnership or the interest of the holders of Series A, B, C, D, E, F, G, H, X or Y Preferred Units in the Partnership: (1) items of gross income or deduction shall first be allocated to the holders of Series A, B, C, D, F and H Preferred Units in a manner such that, immediately prior to such liquidation, the Capital Account balances of such holders shall equal the amount of their Liquidation Preferences, and (2) an amount of Profit or Loss shall then be allocated to the holders of Series E, G, X and Y Preferred Units in a manner such that, immediately prior to such liquidation, the Capital Account balances of such holders shall equal the amount of their Liquidation Preferences.”

         Section 5. Optional Redemption. The Series H Preferred Units shall be redeemed at the same time, to the same extent, and applying, except as set forth below, similar procedures, as any redemption by the General Partner of the Depositary Shares. The redemption price, payable in cash, shall equal the Liquidation Preference (the “Series H Redemption Price”). The Partnership will deliver into escrow with an escrow agent acceptable to the Partnership and the holders of the Series H Preferred Units being redeemed (the “Escrow Agent”) the Series H Redemption Price and an executed Redemption Agreement, in substantially the form attached as Exhibit A (the “Redemption Agreement”), and an Amendment to the Agreement of Limited Partnership evidencing the Redemption, in substantially the form attached as Exhibit B. The holders of the Series H Preferred Units to be redeemed will also deliver into escrow with the Escrow Agent an executed Redemption Agreement and an executed Amendment to the Agreement of Limited Partnership evidencing the redemption. Upon delivery of all of the above-described items by both parties, on the redemption date the Escrow Agent shall release the Series H Redemption Price to the holders of the Series H Preferred Units and the fully-executed Redemption Agreement and Amendment to Agreement of Limited Partnership to both parties. On and after the date of redemption, distributions will cease to accumulate on the Series H Preferred Units called for redemption, unless the Partnership defaults in the payment of the Series H Redemption Price. The Redemption Right (as such term is defined in the Partnership Agreement) given to Limited Partners (as such term is defined in the Partnership Agreement) in Section 8.6 of the Partnership Agreement shall not be available to the holders of the Series H Preferred Units and all references to Limited Partners in said Section 8.6 (and related provisions of the Partnership Agreement) shall not include holders of the Series H Preferred Units.

         Section 6. Voting Rights. Holders of the Series H Preferred Units will not have any voting rights or right to consent to any matter requiring the consent or approval of the Limited Partners, except as set forth in Section 14.1 of the Partnership Agreement and in this Section 6. Solely for purposes of Section 14.1 of the Partnership Agreement, each Series H Preferred Unit shall be treated as one Partnership Unit.

         Section 7. Transfer Restrictions. The holders of Series H Preferred Units shall be subject to all of the provisions of Section 11 of the Partnership Agreement.

         Section 8. No Conversion Rights. The holders of the Series H Preferred Units shall not have any rights to convert such units into shares of any other class or series of stock or into any other securities of, or interest in, the Partnership.

         Section 9. No Sinking Fund. No sinking fund shall be established for the retirement or redemption of Series H Preferred Units.

         Section 10. Exhibit A to Partnership Agreement. In order to duly reflect the issuance of the Series H Preferred Units provided for herein, the Partnership Agreement is hereby further amended pursuant to Section 12.3 of the Partnership Agreement by replacing the current form of Exhibit A to the Partnership Agreement with the form of Exhibit A that is attached to this Amendment as Exhibit C.

         Section 11. Inconsistent Provisions. Nothing to the contrary contained in the Partnership Agreement shall limit any of the rights or obligations set forth in this Amendment.

        IN WITNESS WHEREOF, this Amendment has been executed as of the date first above written.

PS BUSINESS PARKS, INC.

By:/s/ Edward A. Stokx
Name: Edward A. Stokx
Title: Chief Financial Officer

EXHIBIT 10.32

MODIFICATION AGREEMENT

Unsecured Loan

THIS MODIFICATION AGREEMENT (“Agreement”) is dated as of December 29, 2003, by and between the Lenders (as defined in the Loan Agreement) and other financial institutions that either now or in the future are parties hereto (collectively, the “Lenders” and each individually, a “Lender”), Wells Fargo Bank, National Association, as agent and representative for the Lenders (“Agent”), and PS BUSINESS PARKS, L.P., a California limited partnership (“Borrower”). The Lenders and the Agent are collectively referred to herein as the “Lender Parties.”

RECITALS

A.	Pursuant to the terms of an amended and restated revolving credit agreement between Borrower and the Lender Parties dated October 29, 2002 (“Loan Agreement”), each Lender agreed to make revolving loans to Borrower in an aggregate principal amount not to exceed One Hundred Million and 00/100ths Dollars ($100,000,000.00) (collectively the “Loan”). The Loan is evidenced by an amended and restated revolving loan note dated as of the date of the Loan Agreement, executed by Borrower in favor of Wells Fargo Bank, National Association, in the principal amount of $100,000,000.00 (“Note”).

B.	The Note, Loan Agreement, this Agreement, the other documents described in the Loan Agreement as “Loan Documents” together with all modifications and amendments thereto and any document required hereunder, are collectively referred to herein as the “Loan Documents”.

C.	By this Agreement, Borrower and the Lender Parties intend to modify and amend certain terms and provisions of the Loan Documents.

NOW, THEREFORE, Borrower and the Lender Parties agree as follows:

1.	CONDITIONS PRECEDENT. The following are conditions precedent to the Lender Parties’ obligations under this Agreement:

1.1	Receipt and approval by the Lender Parties of the executed originals of this Agreement, and any and all other documents and agreements which are required pursuant to this Agreement or which the Lender Parties have requested pursuant to the Loan Documents, in form and content acceptable to the Lender Parties;

1.2	Reimbursement to the Lender Parties by Borrower of the Lender Parties’ costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby, including, without limitation, attorneys’ fees, and documentation costs and charges, whether such services are furnished by the Lender Parties’ employees or agents or by independent contractors;

1.3	The representations and warranties contained herein are true and correct; and

1.4	All payments due and owing to the Lender Parties under the Loan Documents have been paid current as of the effective date of this Agreement.

2.	REPRESENTATIONS AND WARRANTIES. Borrower hereby represents and warrants that no breach or failure of condition has occurred, or would exist with notice or the lapse of time or both, under any of the Loan Documents, as modified by this Agreement, and all representations and warranties herein and in the other Loan Documents are true and correct, which representations and warranties shall survive execution of this Agreement.

3.	MODIFICATION OF LOAN DOCUMENTS. The Loan Documents are hereby supplemented and modified to incorporate the following, which shall supersede and prevail over any conflicting provisions of the Loan Documents:

3.1	Applicable Margin.The definition of “Applicable Margin” in Section 1.1 of the Loan Agreement is hereby deleted in its entirety and replaced with the following: “Applicable Margin” means, with respect to each Loan, the respective percentages per annum determined, at any time, based on the range into which Borrower’s Credit Rating then falls, in accordance with the table set forth below. Any change in Borrower’s Credit Rating causing it to move to a different range on the table shall effect an immediate change in the Applicable Margin (including existing Loans). Promptly after learning of a change in the Borrower’s Credit Rating, Agent shall give notice of such change to the Lenders and include in such notice the new Applicable Margin and the effective date of such change. In the event that more than one (1) different Credit Rating has been assigned, then (i) for so long as the initial Lender is the sole Lender hereunder (i.e., for so long as the Loans are not syndicated), the higher of the Credit Ratings will prevail, or (ii) otherwise, the lower of the Credit Ratings will prevail.

	Range of Borrower's Credit Rating	Applicable Margin for Base Rate Loans (%per annum)	Applicable Margin for LIBOR Loans (% per annum)
Level I	A-/A3 or better	0.0	0.55
Level II	BBB+/Baa1	0.0	0.60
Level III	BBB/Baa2	0.0	0.70
Level IV	BBB-/Baa3	0.0	0.90
Level V	‹BBB-/Baa3 (Unrated or Below Investment Grade)	0.0	1.20

3.2	Facility Fee. Section 2.4.1 of the Loan Agreement entitled "Facility Fee" is here is hereby deleted in its entirety and replaced with the following:

2.4.1 Facility Fee. On each October 1, January 1, April 1 and July 1 of each year (each a “Facility Fee Payment Date”), the Borrower shall pay in advance to the Agent, for the pro rata benefit of the Lenders, a facility fee (“Facility Fee”) for the Fiscal Quarter then commencing equal to one-fourth of the product of (i) the aggregate Commitments times (ii) the applicable facility fee percentage in accordance with the table set forth below (“Applicable Facility Fee Percentage”) based on the range into which Borrower’s Credit Rating then falls. In the event that more than one (1) different Credit Rating has been assigned, then (i) for so long as the initial Lender is the sole Lender hereunder (i.e., for so long as the Loans are not syndicated), the higher of the Credit Ratings will prevail, or (ii) otherwise, the lower of the Credit Ratings will prevail.

Range of Borrower's Credit Rating	Applicable Facility Fee Percentage
A-/A3 or better	0.15%
BBB+/Baa1	0.20%
BBB/Baa2	0.25%
BBB-/Baa3	0.25%
‹BBB-/Baa3
(Unrated or Below
Investment Grade)	0.30%

3.3	Representations and Warranties. The following is hereby added to Article 4 of the Loan Agreement:

4.18 Tax Shelter Regulations. Neither Borrower, any Guarantor, any Non-Borrower Trustor, nor any subsidiary of any of the foregoing intends to treat the Loan or the transactions contemplated by this Agreement and the other Loan Documents as being a “reportable transaction” (within the meaning of Treasury Regulation Section 1.6011-4). If Borrower, or any other party to the Loan determines to take any action inconsistent with such intention, Borrower will promptly notify the Agent and all Lenders thereof. If Borrower so notifies Agent and Lenders, Borrower acknowledges that Agent and Lenders may treat the Loan as part of a transaction that is subject to Treasury Regulation Section 301.6112-1, and Agent and Lenders will maintain the lists and other records, including the identity of the applicable party to the Loan as required by such Treasury Regulation.

3.4	Miscellaneous Provisions. The following is hereby added to Section 9.7 of the Loan Agreement:

Notwithstanding anything to the contrary set forth herein or in any other written or oral understanding or agreement to which the parties hereto are parties or by which they are bound, the parties hereto acknowledge and agree that (i) any obligations of confidentiality contained herein and therein do not apply and have not applied from the commencement of discussions between the parties to the tax treatment and tax structure of the transactions contemplated by the Loan Documents (and any related transactions or arrangements), and (ii) each party (and each of its employees, representatives, or other agents) may disclose to any and all persons as required, without limitation of any kind, the tax treatment and tax structure of the transactions contemplated by the Loan Documents and all materials of any kind (including opinions or other tax analyses) that are provided to such party relating to such tax treatment and tax structure, all within the meaning of Treasury Regulations Section 1.6011-4; provided, however, that each party recognizes that the privilege each has to maintain, in its sole discretion, the confidentiality of a communication relating to the transactions contemplated by the Loan Documents, including a confidential communication with its attorney or a confidential communication with a federally authorized tax practitioner under Section 7525 of the Internal Revenue Code, is not intended to be affected by the foregoing.

4.	FORMATION AND ORGANIZATIONAL DOCUMENTS.Borrower has previously delivered to the Lender Parties all of the relevant formation and organizational documents of Borrower, of the partners or joint ventures of Borrower (if any), and of all guarantors of the Loan (if any), and all such formation documents remain in full force and effect and have not been amended or modified since they were delivered to the Lender Parties. Borrower hereby certifies that: (i) the above documents are all of the relevant formation and organizational documents of Borrower; (ii) they remain in full force and effect; and (iii) they have not been amended or modified since they were previously delivered to the Lender Parties.

5.	NON-IMPAIRMENT. Except as expressly provided herein, nothing in this Agreement shall alter or affect any provision, condition, or covenant contained in the Note or other Loan Document or affect or impair any rights, powers, or remedies of the Lender Parties, it being the intent of the parties hereto that the provisions of the Note and other Loan Documents shall continue in full force and effect except as expressly modified hereby.

6.	MISCELLANEOUS.This Agreement and the other Loan Documents shall be governed by and interpreted in accordance with the laws of the State of California, except if preempted by federal law. In any action brought or arising out of this Agreement or the Loan Documents, Borrower, and the general partners and joint ventures of Borrower, hereby consent to the jurisdiction of any federal or state court having proper venue within the State of California and also consent to the service of process by any means authorized by California or federal law. The headings used in this Agreement are for convenience only and shall be disregarded in interpreting the substantive provisions of this Agreement. All capitalized terms used herein, which are not defined herein, shall have the meanings given to them in the other Loan Documents. Time is of the essence of each term of the Loan Documents, including this Agreement. If any provision of this Agreement or any of the other Loan Documents shall be determined by a court of competent jurisdiction to be invalid, illegal or unenforceable, that portion shall be deemed severed from this Agreement and the remaining parts shall remain in full force as though the invalid, illegal, or unenforceable portion had never been a part thereof.

7.	INTEGRATION; INTERPRETATION. The Loan Documents, including this Agreement, contain or expressly incorporate by reference the entire agreement of the parties with respect to the matters contemplated therein and supersede all prior negotiations or agreements, written or oral. The Loan Documents shall not be modified except by written instrument executed by all parties. Any reference to the Loan Documents includes any amendments, renewals or extensions now or hereafter approved by Lender in writing.

8.	EXECUTION IN COUNTERPARTS. To facilitate execution, this document may be executed in as many counterparts as may be convenient or required. It shall not be necessary that the signature of, or on behalf of, each party, or that the signature of all persons required to bind any party, appear on each counterpart. All counterparts shall collectively constitute a single document. It shall not be necessary in making proof of this document to produce or account for more than a single counterpart containing the respective signatures of, or on behalf of, each of the parties hereto. Any signature page to any counterpart may be detached from such counterpart without impairing the legal effect of the signature thereon and thereafter attached to another counterpart identical thereto except having attached to it additional signature pages.

IN WITNESS WHEREOF, Borrower and Lender have caused this Agreement to be duly executed as of the date first above written.

“LENDER”

Wells Fargo Bank, National Association
By: /s/ Kim Surch
Kim Surch, Senior Vice President

Lender’s Address:
Real Estate Group (AU #02955)
2030 Main Street, Suite 800
Irvine, CA 92614
Attn: Rhonda Friedly

“BORROWER”
PS BUSINESS PARKS, L.P., a California limited partnership
By: PS BUSINESS PARKS, INC., a California corporation,
General Partner
By: /s/ Jack Corrigan

Borrower’s Address:
701 Western Avenue
Glendale, CA 91201
Attn: Jack Corrigan

GUARANTOR’S CONSENT

The undersigned (“Guarantor”) consents to the foregoing Modification Agreement and the transactions contemplated thereby and reaffirms its obligations under the Amended and Restated General Continuing Repayment Guaranty (“Guaranty”) dated October 29, 2002. Guarantor further reaffirms that its obligations under the Guaranty are separate and distinct from Borrower’s obligations.
Agreed and Acknowledged:
Dated as of: December 29, 2003

“GUARANTOR”
PS BUSINESS PARKS, INC., a California corporation
By: /s/ Jack Corrigan
Jack Corrigan, Vice President

EXHIBIT 10.33

SECOND MODIFICATION AGREEMENT
Unsecured Loan

THIS SECOND MODIFICATION AGREEMENT (“Agreement”) is dated as of January 23, 2004, by and between the Lenders (as defined in the Loan Agreement) and other financial institutions that either now or in the future are parties hereto (collectively, the “Lenders” and each individually, a “Lender”), Wells Fargo Bank, National Association, as agent and representative for the Lenders (“Agent”), and PS BUSINESS PARKS, L.P., a California limited partnership (“Borrower”). The Lenders and the Agent are collectively referred to herein as the “Lender Parties”.

RECITALS

A.	Pursuant to the terms of an amended and restated revolving credit agreement between Borrower and the Lender Parties dated October 29, 2002 (“Loan Agreement”), each Lender agreed to make revolving loans to Borrower in an aggregate principal amount not to exceed One Hundred Million and 00/100ths Dollars ($100,000,000.00) (collectively the “Loan”). The Loan is evidenced by an amended and restated revolving loan note dated as of the date of the Loan Agreement, executed by Borrower in favor of Wells Fargo Bank, National Association, in the principal amount of $100,000,000.00 (“Note”).

B.	The Note and Loan Agreement have been previously amended and modified by modification agreement(s) dated: December 29, 2003 (“First Modification”).

C.	The Note, Loan Agreement, this Agreement, the other documents described in the Loan Agreement as “Loan Documents” together with all modifications and amendments thereto and any document required hereunder, are collectively referred to herein as the “Loan Documents”.

D.	By this Agreement, Borrower and the Lender Parties intend to modify and amend certain terms and provisions of the Loan Documents.

NOW, THEREFORE, Borrower and the Lender Parties agree as follows:

1.	CONDITIONS PRECEDENT.The following are conditions precedent to the Lender Parties’ obligations under this Agreement:

1.1	Receipt and approval by the Lender Parties of the executed originals of this Agreement, and any and all other documents and agreements which are required pursuant to this Agreement or which the Lender Parties have requested pursuant to the Loan Documents, in form and content acceptable to the Lender Parties;

1.2	Reimbursement to the Lender Parties by Borrower of the Lender Parties’ costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby, including, without limitation, attorneys’ fees, and documentation costs and charges, whether such services are furnished by the Lender Parties’ employees or agents or by independent contractors;

1.3	The representations and warranties contained herein are true and correct; and

1.4	All payments due and owing to the Lender Parties under the Loan Documents have been paid current as of the effective date of this Agreement.

2.	REPRESENTATIONS AND WARRANTIES. Borrower hereby represents and warrants that no breach or failure of condition has occurred, or would exist with notice or the lapse of time or both, under any of the Loan Documents, as modified by this Agreement, and all representations and warranties herein and in the other Loan Documents are true and correct, which representations and warranties shall survive execution of this Agreement.

3.	MODIFICATION OF LOAN DOCUMENTS. The Loan Documents are hereby supplemented and modified to incorporate the following, which shall supersede and prevail over any conflicting provisions of the Loan Documents:

3.1	Facility Fee. Effective January 1, 2004, Section 2.4.1 of the Loan Agreement entitled “Facility Fee” is here is hereby deleted in its entirety and replaced with the following:

2.4.1 Facility Fee. On each October 1, January 1, April 1 and July 1 of each year (each a “Facility Fee Payment Date”), the Borrower shall pay in advance to the Agent, for the pro rata benefit of the Lenders, a facility fee (“Facility Fee”) for the Fiscal Quarter then commencing equal to one-fourth of the product of (i) the aggregate Commitments times (ii) the applicable facility fee percentage in accordance with the table set forth below (“Applicable Facility Fee Percentage”) based on the range into which Borrower’s Credit Rating then falls. In the event that more than one (1) different Credit Rating has been assigned, then (i) for so long as the initial Lender is the sole Lender hereunder (i.e., for so long as the Loans are not syndicated), the higher of the Credit Ratings will prevail, or (ii) otherwise, the lower of the Credit Ratings will prevail.

Range of Borrower's Credit Rating	Applicable Facility Fee Percentage
A-/A3 or better	0.15%
BBB+/Baa1	0.20%
BBB/Baa2	0.25%
BBB-/Baa3	0.25%
‹BBB-/Baa3
(Unrated or Below
Investment Grade)	0.30%

Notwithstanding the foregoing, on each Facility Fee Payment Date, if (i) the Borrower’s Credit Rating is BBB/Baa2 and (ii) the average daily Revolving Commitment Usage with respect to all Lenders during the calendar quarter immediately preceding the Facility Fee Payment Date was less than $50,000,000, then Borrower shall pay in arrears to the Agent for the pro rata benefit of the Lenders, a facility fee (the “Additional Facility Fee”) for the immediately preceding Fiscal Quarter equal to one-fourth of the product of (i) the aggregate Commitments times (ii) 0.05%.

If applicable, the Facility Fee and the Additional Facility Fee are collectively referred to herein as the “Facility Fee”.

4.	FORMATION AND ORGANIZATIONAL DOCUMENTS. Borrower has previously delivered to the Lender Parties all of the relevant formation and organizational documents of Borrower, of the partners or joint ventures of Borrower (if any), and of all guarantors of the Loan (if any), and all such formation documents remain in full force and effect and have not been amended or modified since they were delivered to the Lender Parties. Borrower hereby certifies that: (i) the above documents are all of the relevant formation and organizational documents of Borrower; (ii) they remain in full force and effect; and (iii) they have not been amended or modified since they were previously delivered to the Lender Parties.

5.	NON-IMPAIRMENT. Except as expressly provided herein, nothing in this Agreement shall alter or affect any provision, condition, or covenant contained in the Note or other Loan Document or affect or impair any rights, powers, or remedies of the Lender Parties, it being the intent of the parties hereto that the provisions of the Note and other Loan Documents shall continue in full force and effect except as expressly modified hereby.

6.	MISCELLANEOUS. This Agreement and the other Loan Documents shall be governed by and interpreted in accordance with the laws of the State of California, except if preempted by federal law. In any action brought or arising out of this Agreement or the Loan Documents, Borrower, and the general partners and joint ventures of Borrower, hereby consent to the jurisdiction of any federal or state court having proper venue within the State of California and also consent to the service of process by any means authorized by California or federal law. The headings used in this Agreement are for convenience only and shall be disregarded in interpreting the substantive provisions of this Agreement. All capitalized terms used herein, which are not defined herein, shall have the meanings given to them in the other Loan Documents. Time is of the essence of each term of the Loan Documents, including this Agreement. If any provision of this Agreement or any of the other Loan Documents shall be determined by a court of competent jurisdiction to be invalid, illegal or unenforceable, that portion shall be deemed severed from this Agreement and the remaining parts shall remain in full force as though the invalid, illegal, or unenforceable portion had never been a part thereof.

7.	INTEGRATION; INTERPRETATION.The Loan Documents, including this Agreement, contain or expressly incorporate by reference the entire agreement of the parties with respect to the matters contemplated therein and supersede all prior negotiations or agreements, written or oral. The Loan Documents shall not be modified except by written instrument executed by all parties. Any reference to the Loan Documents includes any amendments, renewals or extensions now or hereafter approved by Lender in writing.

8.	EXECUTION IN COUNTERPARTS. To facilitate execution, this document may be executed in as many counterparts as may be convenient or required. It shall not be necessary that the signature of, or on behalf of, each party, or that the signature of all persons required to bind any party, appear on each counterpart. All counterparts shall collectively constitute a single document. It shall not be necessary in making proof of this document to produce or account for more than a single counterpart containing the respective signatures of, or on behalf of, each of the parties hereto. Any signature page to any counterpart may be detached from such counterpart without impairing the legal effect of the signatures thereon and thereafter attached to another counterpart identical thereto except having attached to it additional signature pages.

IN WITNESS WHEREOF, Borrower and Lender have caused this Agreement to be duly executed as of the date first above written.

“LENDER”
Wells Fargo Bank, National Association
By: /s/ Kim Surch
Kim Surch, Senior Vice President

Lender’s Address:
Real Estate Group (AU #02955)
2030 Main Street, Suite 800
Irvine, CA 92614
Attn: Rhonda Friedly

“BORROWER”
PS BUSINESS PARKS, L.P., a California limited partnership
By: PS BUSINESS PARKS, INC., a California corporation, General Partner
By: /s/ Jack Corrigan
Jack Corrigan, Vice President

Borrower’s Address:
701 Western Avenue
Glendale, CA 91201
Attn: Jack Corrigan

GUARANTOR’S CONSENT

The undersigned (“Guarantor”) consents to the foregoing Second Modification Agreement and the transactions contemplated thereby and reaffirms its obligations under the Amended and Restated General Continuing Repayment Guaranty (“Guaranty”) dated October 29, 2002. Guarantor further reaffirms that its obligations under the Guaranty are separate and distinct from Borrower’s obligations.

Agreed and Acknowledged:
Dated as of: January 23, 2004

“GUARANTOR”
PS BUSINESS PARKS, INC., a California corporation
By: /s/ Jack Corrigan
Jack Corrigan, Vice President

PS BUSINESS PARKS, INC.
EXHIBIT 12
STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

	Years Ended December 31,
	2003	2002	2001	2000	1999
Net income	$49,096,000	$57,430,000	$49,870,000	$51,181,000	$41,255,000
Minority interest	30,585,000	32,170,000	27,489,000	26,741,000	16,049,000
Interest expense	4,015,000	5,324,000	1,715,000	1,481,000	3,153,000

Earnings available to cover fixed
charges	$83,696,000	$94,924,000	$79,074,000	$79,403,000	$60,457,000

Fixed charges (1)	$4,015,000	$5,612,000	$2,806,000	$2,896,000	$4,142,000
Preferred distributions	35,024,000	33,339,000	22,961,000	17,273,000	7,562,000

Combined fixed charges and preferred
distributions	$39,039,000	$38,951,000	$25,767,000	$20,169,000	$11,704,000

Ratio of earnings to fixed charges	20.85	16.91	28.18	27.42	14.60

Ratio of earnings to combined fixed
charges and preferred
distributions	2.14	2.44	3.07	3.94	5.17

Supplemental disclosure of Ratio of Funds from Operations (“FFO”) to fixed charges:

	Years Ended December 31,
	2003	2002	2001	2000	1999
FFO (1)	$97,448,000	$104,543,000	$95,472,000	$88,181,000	$79,760,000
Interest expense	4,015,000	5,324,000	1,715,000	1,481,000	3,153,000
Minority interest in income --
preferred units	19,240,000	17,927,000	14,107,000	12,185,000	4,156,000
Preferred dividends	15,784,000	15,412,000	8,854,000	5,088,000	3,406,000

Adjusted FFO available to cover
fixed charges	$136,487,000	$143,206,000	$120,148,000	$106,935,000	$90,475,000

Fixed charges (2)	$4,015,000	$5,612,000	$2,806,000	$2,896,000	$4,142,000
Preferred distributions	35,024,000	33,339,000	22,961,000	17,273,000	7,562,000

Combined fixed charges and preferred
distributions	$39,039,000	$38,951,000	$25,767,000	$20,169,000	$11,704,000

Ratio of FFO to fixed charges	33.99	25.52	42.82	36.93	21.84

Ratio of FFO to combined fixed
charges and preferred
distributions	3.50	3.68	4.66	5.30	7.73

(1)     FFO has been adjusted to include the effect of impairment charges on properties held for sale.

(2)     Fixed charges include interest expense plus capitalized interest.

EXHIBIT 14

PS BUSINESS PARKS, INC.
CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

1. SCOPE AND PURPOSE

        This Code of Ethics for Senior Financial Officers applies to the Company’s principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions (each a “Senior Financial Officer”). This Code is designed to promote (1) honest and ethical conduct, (2) avoidance of conflicts of interests, (3) full, fair, accurate, timely and understandable disclosure and (4) compliance with applicable governmental laws, rules and regulations. Each Senior Financial Officer must conduct himself or herself in accordance with this Code and must seek to avoid even the appearance of improper behavior. Senior Financial Officers should also refer to and abide by the Company’s Standards of Business Conduct, which are in addition to this Code.

2. HONEST AND ETHICAL CONDUCT

        Each Senior Financial Officer must always conduct him/herself in an honest and ethical manner. Each Senior Financial Officer must act with the highest standards of personal and professional integrity and not tolerate others who, attempt to deceive, or evade responsibility for actions. All actual or apparent conflicts of interest between personal and professional relationships must be handled honestly, ethically and in accordance with the policies specified in this Code.

3. COMPLIANCE WITH LAWS, RULES AND REGULATIONS

        Compliance with applicable governmental laws, rules and regulations, both in letter and in spirit, is one of the foundations on which this Company’s ethical policies are built. Each Senior Financial Officer must understand and take responsibility for complying with the governmental laws, rules and regulations of the cities, states and countries in which the Company operates. For example, it is critical that Senior Financial Officers understand the governmental laws, rules and regulations applicable to disclosures the Company is required to make in its periodic reports and otherwise. Although a Senior Financial Officer may not know the details of all these laws, rules and regulations, it is important that he or she know enough to determine when to seek advice from the general counsel or other appropriate personnel.

4. RULES TO PROMOTE FULL, FAIR, ACCURATE, TIMELY, AND UNDERSTANDABLE DISCLOSURE

        Each Senior Financial Officer must take the following steps to ensure full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission and in other public communications made by the Company:

1.	Carefully review drafts of reports and documents the Company is required to file with the SEC before they are filed and Company press releases or other public communications before they are released to the public, with particular focus on disclosures each Senior Financial Officer does not understand or agree with and on information known to the officer that is not reflected in the report, document, press release or public communication.

2.	Meet with the disclosure committee, members of senior management not on the committee, division heads, accounting staff and others involved in the disclosure process to discuss their comments on the draft report, document, press release or public communication.

3.	Establish and maintain disclosure controls and procedures that ensure that material information is included in each report, document, press release or public communication in a timely fashion.

4.	Consult with the Audit Committee of the Company’s Board of Directors on a regular basis to determine whether they have identified any weaknesses or concerns with respect to internal controls.

5.	When relevant, confirm that neither the Company’s internal auditors nor its outside accountants are aware of any material misstatements or omissions in the draft report or document, or have any concerns about the management’s discussion and analysis section of a report.

6.	Bring to the attention of the disclosure committee and/or Audit Committee matters that the Senior Financial Officer feels could compromise the integrity of the Company’s financial reports.

7.	Always act with the highest standards of personal and professional integrity; do not tolerate others who attempt to deceive, or to evade responsibility for their actions.

5. REORTING VIOLATIONS OF THE CODE

        Any Senior Financial Officer who becomes aware of any violation of the Code must promptly bring the violation to the attention of the Audit Committee of the Board of Directors.

6. COMPLIANCE WITH CODE

        Each Senior Financial Officer will be hold accountable for adherence to this Code. A violator of this Code will be subject to disciplinary action, up to and including a discharge from the Company and, where appropriate, civil liability and criminal prosecution.

7. WAIVER OF THE CODE

        Any waiver of this Code may be made only by the independent directors on the Board of Directors or by an authorized committee of the Board of Directors comprised solely of independent directors, and will be disclosed as required by law or SEC regulations

8. ACKNOWLEDGEMENT

        Senior Financial Officers are required to sign a form acknowledging that they have received, read, and agree to comply with the Code of Ethics for Senior Financial Officers.

CERTIFICATION

        I hereby acknowledge that I have read the Code of Ethics for Senior Financial Officers of the Company, have become familiar with its contents and will comply with its terms.

_______________
Name (please print)
_______________
Signature
_______________
Date

EXHIBIT 21

List of Subsidiaries

The following sets forth the subsidiaries of the Registrant and their respective states of incorporation or organization:

Name	State
American Office Park Properties, TPGP, Inc.	California
PSBP QRS, Inc.	California
Hernmore, Inc.	Maryland
AOPP Acquisition Corp. Two	California
Tenant Advantage, Inc.	California
PS Business Parks, L.P.	California
TPLP Office Park Properties	Texas
PSBP Northpointe D, L.L.C.	Virginia
PSBP Monroe, L.L.C.	Virginia
Monroe Parkway, L.L.C.	Virginia
Metro Park I, L.L.C.	Delaware
Metro Park II, L.L.C.	Delaware
Metro Park III, L.L.C.	Delaware
Metro Park IV, L.L.C.	Delaware
Metro Park V, L.L.C.	Delaware
Metro Park Gude, L.L.C.	Delaware
PSBP Westwood GP, L.L.C.	Delaware
PSBP Westwood, L.P.	Delaware
PSBP Industrial, L.L.C.	Delaware
REVX-171, L.L.C.	California

EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-48313) of PS Business Parks, Inc. pertaining to the PS Business Parks, Inc. 1997 Stock Option and Incentive Plan, the Registration Statement on Form S-8 (No. 333-50274) of PS Business Parks, Inc. pertaining to the PS 401(k)/Profit Sharing Plan, the Registration Statement on Form S-8 (No. 333-104604) of PS Business Parks, Inc. pertaining to the PS Business Parks, Inc. 2003 Stock Option and Incentive Plan, the Registration Statement on Form S-3 (No. 333-78627) and in the related prospectus, the Registration Statement on Form S-3 (No. 333-50463) and in the related prospectus, and the Registration Statement on Form S-3 (No. 333-112969) and the related prospectus of our report dated February 18, 2004 with respect to the consolidated financial statements and related financial statement schedule of PS Business Parks, Inc., included in this Annual Report on Form 10-K for the year ended December 31, 2003.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 15, 2004

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph D. Russell, Jr. certify that:

1.	I have reviewed this annual report on Form 10-K of PS Business Parks, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	[Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986]

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

/s/ Joseph D. Russell, Jr.
Name: Joseph D. Russell, Jr.
Title: Chief Executive Officer
Date: March 15, 2004

Exhibit 31.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Edward A. Stokx certify that:

1.	I have reviewed this annual report on Form 10-K of PS Business Parks, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	[Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986]

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

/s/ Edward A. Stokx
Name: Edward A. Stokx
Title: Chief Financial Officer
Date: March 15, 2004

Exhibit 32.1
Certification of CEO and CFO Pursuant to
18 U.S.C. Section 1350,
as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-K of PS Business Parks, Inc. (the “Company”) for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Joseph D. Russell Jr., as Chief Executive Officer of the Company, and Edward A. Stokx, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph D. Russell, Jr.
Name: Joseph D. Russell, Jr.
Title: Chief Executive Officer
Date: March 15, 2004

/s/ Edward A. Stokx
Name: Edward A. Stokx
Title: Chief Financial Officer
Date: March 15, 2004

A signed original of this written statement required by Section 906 has been provided to PS Business Parks, Inc. and will be retained by PS Business Parks, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.