Form 10-Q
period 2004-03-31
PS BUSINESS PARKS INC/CA
filed 2004-05-10
CIK 866368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Yes X No ____

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2004:

Common Stock, $0.01 par value, 21,805,736 shares outstanding

PS BUSINESS PARKS, INC.

PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,114	$5,809
Real estate facilities, at cost:
Land	395,596	387,101
Buildings and equipment	1,165,276	1,129,938

	1,560,872	1,517,039
Accumulated depreciation	(249,871)	(225,599)

	1,311,001	1,291,440
Property held for disposition, net	1,370	34,649
Land held for development	11,496	10,196

	1,323,867	1,336,285
Rent receivable	3,661	1,885
Deferred rent receivables	14,278	12,929
Intangible assets, net	--	76
Other assets	1,806	1,877

Total assets	$1,348,726	$1,358,861

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued and other liabilities	$37,585	$35,701
Preferred stock and preferred operating partnership
units called for redemption	65,573	--
Line of credit	61,000	95,000
Mortgage notes payable	19,540	19,694
Notes payable to affiliate	--	100,000
Unsecured note payable	--	50,000

Total liabilities	183,698	300,395
Minority interests:
Preferred units	205,000	217,750
Common units	168,535	169,888
Shareholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
11,534 and 6,747 shares issued and outstanding at March 31, 2004
and December 31, 2003, respectively	288,350	168,673
Common stock, $0.01 par value, 100,000,000 shares authorized,
21,805,736 and 21,565,528 shares issued and outstanding at March
31, 2004 and December 31, 2003, respectively	218	216
Paid-in capital	423,672	420,778
Cumulative net income	293,369	281,386
Comprehensive loss	(323)	(535)
Cumulative distributions	(213,793)	(199,690)

Total shareholders' equity	791,493	670,828

Total liabilities and shareholders' equity	$1,348,726	$1,358,861

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2004	2003
Revenues:
Rental income	$55,175	$49,150
Facility management fees primarily from affiliates	155	185
Interest and other income	27	272

	55,357	49,607

Expenses:
Cost of operations	16,672	13,519
Depreciation and amortization	17,884	13,685
General and administrative	1,091	1,054
Interest expense	1,266	1,002

	36,913	29,260

Income before discontinued operations and
minority interest	18,444	20,347

Discontinued Operations:
Income from discontinued operations	21	270
Impairment charge on properties held for sale .	--	(5,907)
Equity in income of liquidated joint venture	--	1,796

Net income (loss) from discontinued operations	21	(3,841)

Income before minority interests	18,465	16,506
Minority interest in income - preferred units:
Based on distributions paid	(4,810)	(4,810)
Based on redemptions of preferred operating partnership units (Note 7)	(267)	--
Minority interest in income - common units	(1,405)	(1,965)

Net income	$11,983	$9,731

Net income allocation:
Allocable to preferred shareholders:
Based on distributions paid	$5,959	$3,928
Based on redemptions of preferred stock (Note 9)	1,866	--
Allocable to common shareholders	4,158	5,803

	$11,983	$9,731

Net income per common share - basic and diluted:
Continuing operations	$0.19	$0.40
Discontinued operations	--	(0.13)

	$0.19	$0.27

Weighted average common shares outstanding:
Basic	21,613	21,374

Diluted	21,778	21,520

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Cumulative Net Income	Other Comprehensive Income/(Loss)	Cumulative Distributions	Total Shareholders' Equity
Balances at December 31, 2003	6,747	$168,673	21,565,528	$216	$420,778	$281,386	$(535)	$(199,690)	$670,828
Issuance of preferred stock	6,900	172,500	--	--	(5,659)	--	--	--	166,841
Preferred stock called for redemption	(2,113)	(52,823)	--	--	1,866	--	--	--	(50,957)
Exercise of stock options	--	--	240,208	2	6,147	--	--	--	6,149
Stock compensation expense	--	--	--	--	114	--	--	--	114
Preferred stock shelf registration	--	--	--	--	(71)	--	--	--	(71)
Change in unrealized loss on
interest rate swap	--	--	--	--	--	--	212	--	212
Net income	--	--	--	--	--	11,983	--	--	11,983
Distributions paid:
Preferred stock	--	--	--	--	--	--	--	(7,825)	(7,825)
Common stock	--	--	--	--	--	--	--	(6,278)	(6,278)
Adjustment to minority interest's
underlying ownership	--	--	--	--	497	--	--	--	497

Balances at March 31, 2004	11,534	$288,350	21,805,736	$218	$423,672	$293,369	$(323)	$(213,793)	$791,493

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$11,983	$9,731
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	17,884	13,685
In-place rents adjustment	39	--
Minority interest in income	6,482	6,775
Equity in income of liquidated joint venture	--	(1,796)
Impairment charge on properties held for sale	--	5,907
Stock compensation expense	114	76
Increase in receivables and other assets	(2,357)	(1,329)
Increase (decrease) in accrued and other liabilities	1,687	(3,848)

Total adjustments	23,849	19,470

Net cash provided by operating activities	35,832	29,201

Cash flows from investing activities:
Capital improvements to real estate facilities	(6,126)	(5,255)
Proceeds from liquidation of investments in
marketable securities	--	250
Acquisition of real estate facilities	--	(7,817)
Development of real estate facilities	--	(393)
Distribution from investment in joint venture	--	2,300

Net cash used in investing activities	(6,126)	(10,915)

Cash flows from financing activities:
Borrowings on line of credit	61,000	--
Repayment of borrowings on line of credit	(95,000)	--
Repayment of borrowings from an affiliate	(100,000)	--
Principal amortization on mortgage notes payable	(154)	(142)
Repayment of unsecured note payable	(50,000)	--
Net proceeds from the issuance of preferred stock	166,841	--
Exercise of stock options	6,149	--
Shelf registration costs	(71)	--
Distributions paid to preferred shareholders	(5,959)	(3,928)
Distributions paid to minority interests - preferred units	(4,810)	(4,810)
Distributions paid to common shareholders	(6,278)	(6,198)
Distributions paid to minority interests - common units	(2,119)	(2,119)
Repurchase of common stock	--	(8,119)

Net cash used in financing activities	(30,401)	(25,316)

Net decrease in cash and cash equivalents	(695)	(7,030)
Cash and cash equivalents at the beginning of the period	5,809	44,812

Cash and cash equivalents at the end of the period	$5,114	$37,782

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2004	2003
Supplemental schedule of non cash investing and financing activities:
Unrealized gain/loss:
Comprehensive (income) loss on interest rate swap	(212)	15
Other comprehensive income (loss)	212	(15)

Adjustment to reflect minority interest to underlying ownership interest:
Minority interest - common units	(497)	(450)
Paid-in capital	497	450

Unrealized gain/loss:
Marketable securities	--	227
Other comprehensive loss (income)	--	(227)

See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

1.     Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of March 31, 2004, PSB owned approximately 75% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units were owned by Public Storage, Inc. (“PSI”) and its affiliates. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of March 31, 2004, the Company owned and operated approximately 18.3 million net rentable square feet of commercial space located in eight states. The Company also managed approximately 1.3 million net rentable square feet on behalf of PSI, its affiliated entities and third party owners.

2.     Summary of significant accounting policies

         Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

         Allowance for doubtful accounts

We monitor the collectibility of our receivable balances, including the deferred rent receivable, on an on-going basis. Based on these reviews, we establish a provision, and maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on our consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $150,000 at March 31, 2004.

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

Net interest differentials to be paid or received related to these contracts were accrued as incurred or earned. Included in other comprehensive income is $323,000 in unrealized loss related to the interest rate swap as of March 31, 2004. Upon termination of the contract, the related balance in comprehensive income is recognized into income or expense in the period the contract matures or is terminated.

The Company expects to reclassify $323,000 of net losses on derivative instruments as of March 31, 2004 from accumulated comprehensive income to earnings during the second quarter of 2004 due to the payment of variable interest associated with the floating rate debt and expiration of the contract.

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

Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and receivables. Cash and cash equivalents, which consist primarily of short-term investments, including commercial paper, are only invested in entities with an investment grade rating. Receivables are comprised of balances due from a large number of tenants. Balances that the Company expects to become uncollectable are reserved for or written off.

         Marketable securities

Marketable securities are classified as “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”Investments are reflected on the balance sheet at fair market value based upon the quoted market price. Dividend income is recognized when earned.

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

The financial data for the joint venture for the three months ended March 31, 2003 is as follows (in thousands):

Total revenues	$69
Gain on sale of real estate	2,884
Cost of operations	(72)
Interest and other expenses	(1)

Net income	$2,880

As of December 31, 2003, the joint venture had sold all of its properties, repaid all of its debt, and distributed any remaining cash to the joint venture partners.

         Intangible assets

Intangible assets consist of property management contracts for properties managed, but not owned, by the Company. The intangible assets are being amortized over seven years. Intangible assets are net of accumulated amortization of $2,157,000 and $2,081,000 at March 31, 2004 and December 31, 2003, respectively.

         Evaluation of asset impairment

The Company evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition. Assets held for disposition are reported at the lower of their carrying amount or fair value, less cost of disposition. At March 31, 2004, the Company did not consider any assets to be impaired. At March 31, 2003, the Company identified certain assets, classified as properties held for disposition, that were impaired. As a result, the Company recognized an impairment loss of $5.9 million in the first quarter of 2003. In the first quarter of 2004, these assets were classified out of properties held for disposition into continuing operations. See note 3.

         Borrowings from affiliate

As of December 31, 2003, the Company had $100 million in short-term borrowings from PSI. The note bore interest at 1.4% and was due on March 9, 2004. The Company repaid the note in full, along with related interest, during the first quarter of 2004.

         Stock-based compensation

Through December 31, 2001, the Company elected to adopt the disclosure requirements of FAS 123 but continued to account for stock-based compensation under APB 25. Effective January 1, 2002, the Company adopted the Fair Value Method of accounting for stock options. As required by the transition requirements of FAS 123, amended by FAS 148, the Company will recognize compensation expense in the income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002, but continue to disclose the pro-forma impact of utilizing the Fair Value Method on stock options issued prior to January 1, 2002. As a result, included in the Company’s income statement for the three months ended March 31, 2004 and 2003, is approximately $114,000 and $76,000, respectively, in stock option compensation expense related to options granted after January 1, 2002. See note 11.

The Company also recognizes compensation expense with regards to restricted stock units it grants. As a result included in the Company’s income statement for the three months ended March 31, 2004 and 2003, is approximately $208,000 and $97,000, respectively, in restricted stock compensation expense.

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

         General and administrative expense

General and administrative expense includes executive and other compensation, office expense, professional fees, state income taxes, cost of acquisition personnel, and other administrative items.

         Related party transactions

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services, which are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled approximately $84,000 for the three months ended March 31, 2004 and 2003. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $138,000 and $140,000 for the three months ended March 31, 2004 and 2003, respectively. In addition, through March 31, 2004, the Company combined its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation (“Stor-Re”). Stor-Re provides limited property and liability insurance to the Company at commercially competitive rates. The Company and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re’s limitations. Subsequent to March 31, 2004 the Company obtained insurance coverage independent of PSI and Stor-Re.

         Income taxes

The Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organizational and operating requirements to maintain its REIT status during 2003 and intends to continue to meet such requirements for 2004. Accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.

         Net income per common share

Per share amounts are computed using the number of weighted average common shares outstanding. “Diluted” weighted average common shares outstanding includes the dilutive effect of stock options and restricted stock under the treasury stock method. “Basic” weighted average common shares outstanding excludes such effect. Earnings per share have been calculated as follows (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2004	2003
Net income allocable to common shareholders	$4,158	$5,803

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	21,613	21,374
Net effect of dilutive stock compensation - based on
treasury stock method using average market price	165	146

Diluted weighted average common shares outstanding	21,778	21,520

Basic and diluted earnings per common share	$0.19	$0.27

         Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements for 2003 in order to conform to the 2004 presentation.

3. Real estate facilities

The activity in real estate facilities for the three months ended March 31, 2004 is as follows (in thousands):

	Land	Buildings	Accumulated Depreciation	Total
Balances at December 31, 2003	$387,101	$1,129,938	$(225,599)	$1,291,440
Capital improvements	--	6,029	--	6,029
In-place rent adjustment	--	--	(39)	(39)
Depreciation expense	--	--	(17,808)	(17,808)
Reclassification of properties previously
held for disposition, net	8,495	29,309	(6,425)	31,379

Balances at March 31, 2004	$395,596	$1,165,276	$(249,871)	$1,311,001

In the first quarter of 2004 the Company reevaluated its plans to sell five office and flex buildings and 4.5 acres of land in Beaverton, Oregon. The Company has determined these properties will not likely be sold during 2004. These properties were included in properties held for sale during 2003.

A flex facility in Austin, Texas has been identified as not meeting the Company’s ongoing investment strategy and has been designated as a property held for disposition at March 31, 2004. In April 2004 the Company sold this facility with net proceeds of approximately $1.1 million. In connection with the sale, the Company recorded a loss of approximately $170,000. The following summarizes the condensed results of operations of the properties held for disposition at March 31, 2004 and properties sold during 2003, which are also included in the consolidated statements of income (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Rental income	$45	$396
Cost of operations	(24)	(126)
Depreciation expense	--	--

Net operating income	$21	$270

4. Leasing activity

The Company leases space in its real estate facilities to tenants under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues excluding recovery of expenses as of March 31, 2004 under these leases are as follows (in thousands):

2004	$145,124
2005	151,651
2006	102,527
2007	70,010
2008	48,859
Thereafter	88,184

$606,355

In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $6,630,000 and $6,446,000 for the three months ended March 31, 2004 and 2003, respectively. These amounts are included as rental income and cost of operations in the accompanying condensed consolidated statements of income.

Leases for approximately 6% of the leased square footage are subject to termination options which includes leases for approximately 2% of the leased square footage exercisable through March 31, 2004. In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

5. Bank Loans

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank with a borrowing limit of $100 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.60% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.70%). In addition, the Company is required to pay an annual commitment fee ranging from 0.20% to 0.35% of the borrowing limit (currently 0.25%). The Company had $61 million and $95 million outstanding on its line of credit at March 31, 2004 and December 31, 2003, respectively. As of April 30, 2004 the Company had $47 million outstanding on its Credit Facility.

The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.45 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively, (iii) maintain a minimum tangible net worth (as defined) and (iv) limit distributions to 95% of funds from operations (as defined) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company’s unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at March 31, 2004.

In February 2002, the Company entered into a seven year $50 million unsecured term note agreement with Fleet National Bank. The note bears interest at LIBOR plus 1.45% per annum and is due on February 20, 2009. The Company used the proceeds from the loan to reduce the amount drawn on the Credit Facility. During July 2002, the Company entered into an interest rate swap transaction which resulted in a fixed LIBOR rate through July 16, 2004 at 4.46% per annum. In February 2004, the Company repaid in full the $50 million outstanding on the term loan with proceeds from its Credit Facility.

6. Mortgage notes payable

Mortgage notes consist of the following (in thousands):	March 31, 2004	December 31, 2003
7.050% mortgage note, principal and interest payable monthly, due May 2006	$7,879	$7,938
8.190% mortgage note, principal and interest payable monthly, due March 2007	5,771	5,832
7.290% mortgage note, principal and interest payable monthly, due February 2009	5,890	5,924

	$19,540	$19,694

        At March 31, 2004, approximate principal maturities of mortgage notes payable are as follows (in thousands):

2004	477
2005	680
2006	7,890
2007	5,169
2008	179
Thereafter	5,145

$19,540

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

At March 31, 2004, there were 7,305,355 common units owned by PSI and affiliated entities and which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at March 31, 2004, the minority interest units would convert into approximately 25% of the common shares outstanding. Combined with PSI’s common stock ownership of 19% on a fully converted basis, PSI has a combined ownership of 44% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests’equity in the Company.

         Preferred partnership units

Through the Operating Partnership, the Company has issued the following preferred units in separate private placement transactions (in thousands):

Date of Issuance	Call Date	Series	Number of Units	Face Value	Preferred Distribution Rate
September, 1999	September, 2004	Series C	3,200	$80,000	8 3/4%
September, 2001	September, 2006	Series E	2,120	53,000	9 1/4%
October, 2002	October, 2007	Series G	800	20,000	7 19/20%
September, 1999	September, 2004	Series X	1,600	40,000	8 7/8%
July, 2000	July, 2005	Series Y	480	12,000	8 7/8%

			8,200	$205,000

During the first quarter of 2004, the Company informed the holders of its 8-7/8% Series B Preferred Operating Partnership Units of its intent to redeem such units in April 2004. As a result the Company reported the aggregate redemption amount of $12,750,000 as a liability at March 31, 2004. The Company also reported the excess of the redemption amount over the carrying amount, approximately $267,000, as an additional allocation of net income to preferred unit holders and a corresponding reduction of net income allocable to common shareholders and common unit holders for the three months ended March 31, 2004. The Company redeemed the Series B units on April 23, 2004.

The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of March 31, 2004 the Company had approximately $5.1 million of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.

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

9. Shareholders’ equity

         Preferred stock

As of March 31, 2004 and December 31, 2003, the Company had the following series of preferred stock outstanding (in thousands, except shares outstanding amounts):

		March 31, 2004		December 31, 2003
Series	Dividend Rate	Shares Outstanding	Carrying Amount	Shares Outstanding	Carrying Amount
Series A	9.250%			2,113	$52,823
Series D	9.500%	2,634	$65,850	2,634	65,850
Series F	8.750%	2,000	50,000	2,000	50,000
Series H	7.000%	6,900	172,500	--	--

		11,534	$288,350	6,747	$168,673

During the first quarter of 2004 the Company informed the holders of its 9-1/4% Series A Cumulative Preferred Stock of its intent to redeem such shares in April 2004. As a result the Company reported the aggregate redemption amount of approximately $52,823,000 as a liability at March 31, 2004. The Company also reported the excess of the redemption amount over the carrying amount, approximately $1,866,000, as an additional allocation of net income to preferred shareholders and a corresponding reduction of net income allocable to common shareholders and common unit holders for the three months ended March 31, 2004. The Company redeemed the Series A shares on April 30, 2004.

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At March 31, 2004, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the following dates: Series D — May 10, 2006, Series F – January 28, 2007, and Series H – January 30, 2009. On or after the respective dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends. As of March 31, 2004 the Company had approximately $9.0 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional distributions upon notice of redemption.

Subsequent to March 31, 2004, the Company issued 3,000,000 depositary shares, each representing 1/1,000 of a share of the Company’s 6.875% Cumulative Preferred Stock, Series I, at $25.00 per share. On April 21, 2004, the Company received net proceeds of approximately $72.6 million, which were used to redeem the Company’s outstanding 9.25% Series A Preferred Stock and 8.875% Series B Preferred Operating Partnership Units, and reduce the outstanding balance on the Company’s line of credit.

On January 30, 2004, the Company issued 6,900,000 depositary shares, each representing 1/1,000 of a share of the Company’s 7.00% Cumulative Preferred Stock, Series H, at $25.00 per share. The Company received net proceeds of approximately $167 million, which was used to repay outstanding short-term debt, consisting of borrowings under the Company’s line of credit with Wells Fargo Bank and a portion of a short-term loan from Public Storage, Inc.

The Company paid $7,825,000 and $3,928,000 in distributions to its preferred shareholders for the three months ended March 31, 2004 and 2003, respectively. The distributions for the three months ended March 31, 2004 include $2,133,000 related to EITF Topic D-42.

         Common Stock

The Company’s Board of Directors has authorized the repurchase from time to time of up to 4,500,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. Since the inception of the program (March 2000), the Company has repurchased an aggregate total of 2,621,711 shares of common stock and 30,484 units in its Operating Partnership at an aggregate cost of approximately $70.7 million (average cost of $26.66 per share/unit).

The Company paid $6,278,000 ($0.29 per common share) and $6,198,000 ($0.29 per common share) in distributions to its common shareholders for the three months ended March 31, 2004 and 2003, respectively. Pursuant to restrictions imposed by the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

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

11. Stock Based Compensation

PSB has a 1997 Stock Option and Incentive Plan (the “1997 Plan”) and a 2003 Stock Option and Incentive Plan (the “2003 Plan”), each covering 1,500,000 shares of PSB’s common stock. Under the 1997 Plan and 2003 Plan, PSB has granted non-qualified options to certain directors, officers and key employees to purchase shares of PSB’s common stock at a price no less than the fair market value of the common stock at the date of grant.

Through December 31, 2001, the Company elected to adopt the disclosure requirements of FAS 123 but continued to account for stock-based compensation under APB 25. Effective January 1, 2002, the Company adopted the Fair Value Method of accounting for stock options. As required by the transition requirements of FAS 123 as amended by FAS 148, the Company will recognize compensation expense in the income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002, but continue to disclose the pro-forma impact of utilizing the Fair Value Method on stock options issued prior to January 1, 2002. As a result, included in the Company’s income statement for the three months ended March 31, 2004 and 2003 is approximately $114,000 and $76,000, respectively, in stock option compensation expense related to options granted after January 1, 2002.

The weighted average grant date fair value of the options for the three months ended March 31, 2004 and 2003 was $4.90 and $4.56, respecitvely. Had compensation cost for the 1997 Plan for options granted prior to December 31, 2001 been determined based on the fair value at the grant date for awards under the Plan consistent with the method prescribed by SFAS No. 123, the Company’s pro forma net income available to common shareholders would have been as follows (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2004	2003
Net income allocable to common shareholders, as reported	$4,158	$5,803
Deduct: Total stock-based employee compensation expense
determined under fair value based method of all awards	84	200

Net income allocable to common shareholders, as adjusted	$4,074	$5,603

Earnings per share:
Basic as reported	$0.19	$0.27

Basic as adjusted	$0.19	$0.26

Diluted as reported	$0.19	$0.27

Diluted as adjusted	$0.19	$0.26

For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the three months ended March 31, 2004 and 2003: dividend yield of 3.7% and 3.4%, respectively; expected volatility of 17.0% and 15.4%, respectively; expected lives of five years; and risk-free interest rates of 3.0% and 4.3%, respectively. The pro forma effect on net income allocable to common shareholders during the three months ended March 31, 2004, and 2003, may not be representative of the pro forma effect on net income allocable to common shareholders in future years.

During the three months ended March 31, 2004, the Company received approximately $6.1 million due to the exercise of 240,208 stock options.

The Company has granted 151,750 restricted stock units under the 1997 Plan and 2003 Plan since inception. 93,150 restricted stock units were outstanding at March 31, 2004. The restricted stock units were granted at a zero exercise price. The fair market value of the restricted stock units at the date of grant ranged from $24.02 to $44.20 per restricted stock unit. The restricted stock units issued prior to August, 2002 (88,000 units) are subject to a five-year vesting schedule, at 30% in year three, 30% in year four and 40% in year five. Restricted stock issued subsequent to August, 2002 (33,000 units) are subject to a six year vesting schedule, none in year one and 20% for each of the next five years. Compensation expense of $208,000 and $97,000 was recognized during the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2004, 3,300 shares of restricted stock became vested and were redeemed by the Company for approximately $148,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

        Forward-Looking Statements: Forward-looking statements are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” expects,” “seeks,” “estimates,” “intends,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Item 2A. Risk Factors.” In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Overview

        The Company owns and operates approximately 18.3 million rentable square feet of flex, industrial and office properties located in eight states.

        The Company focuses on increasing profitability and cash flow aimed at maximizing shareholder value. The Company strives to maintain high occupancy levels while increasing rental rates when market conditions allow. The Company also acquires properties which it believes will create long-term value, and disposes of properties which no longer fit within the Company’s strategic objectives or in situations where it can optimize cash proceeds. Operating results are driven by income from rental operations and are therefore substantially influenced by rental demand for space within our properties.

        In 2003 and continuing into 2004, the Company continued to experience the effects of a generally slow economy and a particularly difficult real estate market heavily favoring tenants. These market conditions impacted many aspects of the Company’s business including occupancy levels and rental rates. Market conditions, characterized by weak demand and over supply resulted in downward pressure on rental rates coupled with increased necessity to give rental concessions. The Company also continued to experience increasing tenant improvement costs in the first quarter of 2004. Operating income for the Company’s Same Park properties was significantly impacted by weak markets such as Pacific Northwest, Austin and Dallas. See further discussion of operating results below.

        The Company believes that the remaining months in 2004 will continue to see some downward pressure on rents coupled with upward pressure on transaction costs.

Critical Accounting Policies and Estimates:

        Our significant accounting policies are described in Note 2 to the consolidated financial statements included in this Form 10-Q. We believe our most critical accounting policies relate to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, capitalization of real estate facilities, depreciation, accruals of operating expenses, accruals for contingencies, clarification of EITF Topic D-42 and qualification as a REIT, each of which we discuss below.

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

        Effect of Economic Conditions on the Company’s Operations: During 2003 and continuing into 2004, the Company has been affected by the slowdown in economic activity in the United States in most of its primary markets. These effects include a decline in occupancy rates, a reduction in market rental rates throughout the portfolio, increased rent concessions, tenant improvement allowances and lease commissions, slower than expected lease-up of the Company’s development properties, increased tenant defaults and the termination of leases pursuant to early termination options.

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

        These economic conditions have also resulted in the erosion of tenant credit quality throughout the portfolio. As a result, more tenants are contacting us regarding their economic viability, including those that could be material to our revenue base, and more tenants are electing to terminate their leases early under lease termination options. To a certain extent, these economic conditions have affected two large tenants representing a combined 1.5% of the Company’s revenues. Leases with Footstar generate approximately 0.4% of our revenues. Footstar and its affiliates recently filed protection under Chapter 11 of the U.S. Bankruptcy Laws. In connection with such filing, they have rejected one of two leases with the Company. The lease which has been rejected was for approximately 60,000 square feet in Dallas, Texas. During the three months ended March 31, 2004 the space obligated by this lease was vacated and the Company cancelled the lease and wrote off approximately $139,000 in rent receivable from Footstar and its affiliates and reduced straight-line rental income for the three months ended March 31, 2004 by approximately $77,000, also related to Footstar. No action has been taken with respect to the second lease. Another large tenant representing approximately 1.1% of revenues originally defaulted on its lease obligations in the third quarter of 2002. While the tenant subsequently cured the original default, they have continued to experience multiple default situations, most recently in February, 2004, which was subsequently cured in March, 2004. The Company will continue to monitor this tenant and its financial condition. The tenant is requesting a modification of its lease. Several other of our large tenants have contacted us, requesting early termination of their lease, rent reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.

        During the fourth quarter of 2003, an entity related to Worldcom rejected a lease, through bankruptcy, with the Company which represented approximately 0.2% of the Company’s revenues. As a result, the tenant vacated the space subject to the lease and the Company collected all outstanding amounts due from this tenant during the fourth quarter of 2003.

        Effect of Economic Conditions on the Company’s Primary Markets: The Company has concentrated its operations in eight major markets. Each of these markets has been affected by the slowdown in economic activity. The Company’s overall view of these markets is summarized below as of March 31, 2004. The Company has compiled the market occupancy information set forth below using broker reports for these respective markets. These sources are deemed to be reliable by the Company, but there can be no assurance that these reports are accurate.

        The Company owns approximately 3.7 million square feet in Southern California. This is one of the more stable markets in the country but continues to experience relatively flat rental rates. Vacancy rates have decreased slightly throughout Southern California for flex, industrial and office space, and range from 15% to 17.5% for office and less than 7% for industrial, depending on sub-markets and product type. The rental rates for the Company’s properties have improved slightly. The Company’s vacancy rate at March 31, 2004 was approximately 7.8%.

        The Company owns approximately 2.6 million square feet in Northern Virginia, where the overall vacancy rate is 12.7% as of March 31, 2004. Vacancy rates have stabilized at 25% in the sub-markets in the western technology corridor, such as Herndon, Chantilly and Sterling, primarily as a result of the decline in the technology sector. Other sub-markets have been positively impacted by increased federal government spending on defense. The Company’s vacancy rate at March 31, 2004 was approximately 3.7%.

        The Company owns approximately 1.6 million square feet in Maryland. This region is split between two very different markets. The Montgomery County submarket accounts for approximately 55% of the Company’s Maryland properties and remains stable, with increases in rental income driven by anticipated lease-up and some increase in rental rates. Prince George’s County remains relatively weak with fewer demand drivers in the market. The Company expects the business of the federal government, defense contractors and the biotech industry to remain strong for the rest of 2004. The Company’s vacancy rate at March 31, 2004 was approximately 12.4%.

        The Company owns approximately 1.5 million square feet in Northern California with a concentration in South San Francisco, Santa Clara, San Jose, and Sacramento. The vacancy rates in these submarkets stand at 21%, 24% and 27%, respectively, or more throughout most of the Bay Area. Market rental rates dropped dramatically in 2003 and continue to decrease in 2004. The Company’s vacancy rate at March 31, 2004 was approximately 4.8%.

        The Company owns approximately 1.8 million square feet in the Beaverton sub market of Portland, Oregon. Leasing activity slowed dramatically during 2003 and continues to be slow in 2004. The vacancy rate in this market is over 20%. On the supply side, the Company does not believe significant new construction starts will occur in 2004. Leasing activity in the market is occurring generally at rates 20% to 35% below in-place rents. The Company’s vacancy rate at March 31, 2004 was approximately 21.6%.

        The Company owns approximately 1.7 million square feet in the Dallas Metroplex market. The vacancy rate in Las Colinas, where most of the Company’s properties are concentrated, has stabilized at 25% for office and 20% for industrial flex. During the three months ended March 31, 2004, the number of new properties coming on-line has decreased, virtually no new construction has commenced and very little pre-leasing of space has occurred. The Company believes that any such new construction will cause vacancy rates to rise. Leasing activity has slowed overall and sub-leasing is continuing to increase in the Telecom Corridor in North Dallas County. The Company’s vacancy rate at March 31, 2004 was approximately 16.5%.

        The Company owns approximately 1.2 million square feet in the Austin and Greater Houston market. The Company’s vacancy rate at March 31, 2004 was approximately 14.4%.

        In December, 2003, the Company acquired a 3.4 million square foot property located in the Airport West sub-market of Miami-Dade County in Florida. The property’s vacancy rate upon acquisition was approximately 16.6%, compared to a vacancy rate of approximately 12.7% for the entire sub-market. The property is located less than one mile from the cargo entrance of the Miami International Airport, which is recognized as one of the nation’s busiest cargo and passenger airports. The Company’s vacancy rate at March 31, 2003 was approximately 17.1%.

        The Company owns approximately 0.7 million square feet in the Phoenix market. The vacancy rate in this market is over 17%. The Company’s vacancy rate at March 31, 2004 was approximately 6.4%.

        Growth of the Company’s Operations: During 2003 and continuing into 2004, the Company has focused on maximizing cash flow from its existing core portfolio of properties and acquisitions and dispositions of properties, seeking to expand its presence in existing and new markets through strategic acquisitions and developments and strengthening its balance sheet, primarily through the issuance of preferred stock/units. The Company has historically maintained low debt and overall leverage levels, including preferred stock/units, which should give it the flexibility for future growth without the issuance of additional common stock.

        In the first quarter of 2004, the Company reevaluated its plans to sell five office and flex buildings and 4.5 acres of land in Beaverton, Oregon. The Company has determined these properties will not likely be sold during 2004. These properties were included in properties held for sale during 2003.

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

        Through a joint venture with an institutional investor, the Company held a 25% equity interest in an industrial park in the City of Industry, submarket of Los Angeles County. Initially the joint venture consisted of 14 buildings totaling 294,000 square feet. During 2002, the joint venture sold eight of the buildings totaling approximately 170,000 square feet. The Company recognized gains of approximately $861,000 on the disposition of these eight buildings. In addition, the Company’s interest in cash distributions from the joint venture increased from 25% to 50% as a result of meeting its performance measures. Therefore, the Company recognized additional income of $1,008,000 in 2002. As of December 31, 2002, the joint venture held six buildings totaling 124,000 square feet. During January, 2003, five of the remaining six buildings were sold and the Company recognized gains of approximately $1,076,000 as a result of these sales and additional income of approximately $720,000 in the first quarter of 2003. During April, 2003 the joint venture sold the remaining building with approximately 29,000 square feet. During the second quarter of 2003, the Company recognized a gain of $300,000 and additional income of $200,000.

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

Results of Operations

Net income allocable to common shareholders for the first quarter of 2004 was $4.2 million or $0.19 per diluted share on revenues of $55.4 million compared to $5.8 million or $0.27 per diluted share on revenues of $49.6 million for the same period in 2003.

Revenues increased $5.8 million in the first quarter of 2004 over the same period in the prior year as a result of properties acquired during the latter part of 2003, partially offset by a decrease in Same Park revenues of $1.4 million. Net income allocable to common shareholders decreased over the same periods by $1.6 million or $0.08 per diluted share. Offsetting the impact of net operating income from acquired properties was additional depreciation, interest costs and preferred distributions related to the acquired assets. In addition, the Company reported additional distributions to its preferred stock and unit holders of $2.1 million related to the redemption of its Series A and Series B preferred equity. Partially offsetting these decreases was a reduction in net loss from discontinued operations of $3.8 million, including a $5.9 million impairment provision.

        The Company’s property operations account for almost all of the net operating income earned by the Company. The following table presents the operating results of the properties for the three months ended March 31, 2004 and 2003 in addition to other income and expense items affecting income from continuing operations. The Company breaks out Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot amounts):

	Three Months Ended March 31,
	2004	2003	Change
Rental income:
Same Park facilities (14.2 million net rentable square feet)	$46,680	$48,071	(2.9%)
Other facilities (4.1 million net rentable square feet)	7,843	444	1666.4%

Rental income before straight-line rent adjustment	54,523	48,515	12.4%
Straight line rent adjustment:
Same Park facilities	520	635	(18.1%)
Other facilities	132	--	100.0%

Total rental income	55,175	49,150	12.3%

Cost of operations (excluding depreciation):
Same Park facilities	13,702	13,383	2.4%
Other facilities	2,970	136	2083.8%

Total cost of operations (excluding depreciation)	16,672	13,519	23.3%

Net operating income (rental income less cost of operations) (1):
Same Park facilities (2)	32,978	34,688	(4.9%)
Other facilities	4,873	308	1482.1%

Total net operating income before straight-line rent adjustment	37,851	34,996	8.2%
Straight-line rent adjustment	652	635	2.7%

Total net operating income	38,503	35,631	8.1%

Income:
Facility management fees	155	185	(16.2%)
Interest and other income	27	272	(90.1%)
Expenses:
Depreciation and amortization	17,884	13,685	30.7%
General and administrative	1,091	1,054	3.5%
Interest expense	1,266	1,002	26.3%

Income before discontinued operations and minority interest	$18,444	$20,347	(9.4%)

Same Park Gross margin(3)	70.6%	72.2%	(2.2%)
Same Park Weighted average for period:
Occupancy	90.4%	92.6%	(2.4%)
Annualized realized rent per square foot(4)	$14.58	$14.67	(0.6%)

(1)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. The key components of NOI are “rental income” less “cost of operations” excluding the effects of the straight-line rent adjustment and depreciation.

(2)	See “Supplemental Property Data and Trends” below for a definition of Same Park facilities.

(3)	Gross margin is computed by dividing NOI by rental income before the straight-line rent adjustment.

(4)	Realized rent per square foot represents the actual revenues earned per occupied square foot before straight-line rent adjustment.

        Concentration of Portfolio by Region: Rental income and rental income less cost of operations or net operating income prior to depreciation and the straight-line rent adjustment (defined as “NOI” for purposes of the following tables) are summarized for the three months ended March 31, 2004 by major geographic region below. Note that the Company excludes the effects of depreciation and straight-line rent adjustment in the calculation of NOI because the table below is designed to illustrate the concentration of value of the portfolio in the respective regions. The effects of depreciation and the straight-line rent adjustment are generally not considered when determining value in the real estate industry. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with generally accepted accounting principles. The table below reflects rental income and NOI from continuing operations for the three months ended March 31, 2004 based on geographical concentration with a reconciliation to comparable amounts based on generally accepted accounting principles. The percent of totals by region reflects the actual contribution to rental income and NOI during the three month period from properties acquired during the period (in thousands):

Region	Square Footage	Percent of Total	Rental Income	Percent of Total	NOI	Percent of Total
Southern California	3,663	20.0%	$12,710	23.3%	$9,181	24.3%
Northern California	1,497	8.2%	5,008	9.2%	3,840	10.1%
Southern Texas	1,163	6.4%	2,592	4.8%	1,479	3.9%
Northern Texas	1,690	9.2%	3,564	6.5%	2,222	5.9%
Florida	3,352	18.3%	5,259	9.6%	3,365	8.9%
Virginia	2,621	14.3%	10,901	20.0%	7,650	20.2%
Maryland	1,646	9.0%	6,771	12.4%	4,711	12.4%
Oregon	1,969	10.8%	6,024	11.0%	4,423	11.7%
Arizona	679	3.8%	1,694	3.2%	980	2.6%

Subtotal	18,280	100.0%	54,523	100.0%	37,851	100.0%

Add: Straight line rent adjustment			652		652
Less: Depreciation and amortization expense			--		(17,884)

Total based on generally accepted accounting principles			$55,175		$20,619

        Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of March 31, 2004. The Company analyzes this concentration to minimize significant industry exposure risk.

Computer hardware, software, and related service	12.2%
Business services	11.3%
Government	10.3%
Warehouse, transportation, logistics	9.5%
Contractors	8.7%
Financial services	7.3%
Retail	5.6%
Electronics	5.1%
Home furnishing	4.6%
Communications	4.1%

78.7%

        The information below depicts the Company’s top ten customers by annual rents as of March 31, 2004 (in thousands):

Tenants	Square Footage	Annual Rents	% of Total Annual Rents
U.S. Government	557	$12,104	5.5%
Citigroup	262	4,197	1.9%
Intel	233	3,918	1.8%
IBM	217	3,462	1.6%
Hughes Network Systems**	106	2,713	1.2%
County of Santa Clara	97	2,675	1.2%
Pycon, Inc.	134	2,404	1.1%
Symantec Corporation Inc.	81	1,576	0.7%
Axcelis Technologies	89	1,569	0.7%
Welch Allyn Protocol, Inc.	95	1,472	0.7%

	1,871	$36,090	16.4%

**Electronics subsidiary of Hughes Aircraft.

        Supplemental Property Data and Trends: In order to evaluate the performance of the Company’s overall portfolio, management analyzes the operating performance of a consistent group of properties constituting 14.2 million net rentable square feet (Same Park facilities). The Company currently has owned and operated them since January 1, 2003. The Same Park facilities represent approximately 77% of the weighted average square footage of the Company’s portfolio for 2004.

        The following table summarizes the pre-depreciation historical operating results of the Same Park facilities excluding the effects of accounting for rental revenues on a straight-line basis for the three months ended March 31, 2004 and 2003. The Company excludes the effect of depreciation and straight-line rent accounting because these non-cash accounts have the effect of smoothing earnings and masking trends in operating results. Below the table of rental income and NOI on a Same Park basis is a reconciliation to the comparable amounts determined based on generally accepted accounting principles.

        The following tables summarize the Same Park operating results by major geographic region for the three months ended March 31, 2004 and 2003 (in thousands):

Region	Revenues March 31, 2004	Revenues March 31, 2003	Increase (Decrease)		NOI March 31, 2004	NOI March 31, 2003	Increase (Decrease)
Southern California	$10,702	$10,509	1.8%		$8,004	$7,823	2.3%
Northern California	5,008	5,030	(0.4%)		3,846	3,870	(0.6%)
Southern Texas	2,592	3,111	(16.	7%)	1,484	2,020	(26.	5%)
Northern Texas	3,290	4,127	(20.	3%)	2,047	3,056	(33.	0%)
Virginia	10,901	10,513	3.7%		7,666	7,161	7.1%
Maryland	6,771	6,492	4.3%		4,721	4,618	2.2%
Oregon	6,024	6,924	(13.	0%)	4,431	5,328	(16.	8%)
Arizona	1,392	1,365	2.0%		779	812	(4.1%)

	$46,680	$48,071	(2.9%)		$32,978	$34,688	(4.9%)

Add: Straight line rent adjustment	520	635	(18.	1%)	520	635	(18.	1%)
Less: Depreciation and amortization expense	--	--	--		(14,221)	(13,610)	4.5%

Total based on generally accepted accounting principles	$47,200	$48,706	(3.1%)		$19,277	21,713	(11.	2%)

         Southern California

This region includes San Diego, Orange and Los Angeles Counties. The increase in both revenues and NOI are the result of a stable market with a diverse economy. Weighted average occupancies have decreased from 97.1% for the first three months in 2003 to 96.4% for the first three months in 2004. Realized rent per foot increased 2.6% from $13.87 per foot for the first three months in 2003 to $14.24 per foot for the first three months in 2004.

         Northern California

This region includes San Jose, San Francisco and Sacramento, including 1,025,000 square feet in the Silicon Valley, a market that has been devastated by the technology slump. The Company benefited from the early renewal of large leases in its Silicon Valley portfolio and relative strength in the Sacramento market. Weighted average occupancies have outperformed the market, yet they have decreased from 95.9% for the first three months in 2003 to 95.6% for the first three months in 2004. Realized rent per foot decreased 0.1% from $14.01 per foot for the first three months in 2003 to $14.00 per foot for the first three months in 2004.

         Southern Texas

This region includes Austin and Houston. Austin was among the hardest hit due to the technology slump and the Company’s operating results reflect the effects of sharply reduced market rental rates, higher vacancies and business failures. The Houston market remained relatively stable. Weighted average occupancies have decreased from 91.3% for the first three months in 2003 to 87.0% for the first three months in 2004. Realized rent per foot decreased 12.6% from $11.73 per foot for the first three months in 2003 to $10.26 per foot for the first three months in 2004.

In our prior annual and quarterly reports, we included our Houston properties in the Northern Texas region for purposes of analyzing Same Park operating results. We intend to include our Houston properties in the Southern Texas region for this purpose in future annual and quarterly reports. In the tables above, we have also grouped the Houston properties in the Southern Texas region for purposes of reporting operating results for the three months ended March 31, 2003.

         Northern Texas

This region includes Dallas. The Company’s Dallas portfolio continues to be negatively impacted by the effects of the slowdown in the telecommunications industry. Weighted average occupancies have decreased from 92.1% for the first three months in 2003 to 84.2% for the first three months in 2004. Realized rent per foot decreased 12.8% from $11.38 per foot for the first three months in 2003 to $9.92 per foot for the first three months in 2004.

         Virginia

This region includes all major Northern Virginia submarkets surrounding the Washington D.C. metropolitan area. Virginia has been negatively impacted in the Chantilly and Herndon submarkets as a result of the technology and telecommunications industry slowdown. Other submarkets have been positively impacted by increased federal government spending on defense. Weighted average occupancies have increased from 94.1% for the first three months in 2003 to 96.2% for the first three months in 2004. Realized rent per foot increased 1.5% from $17.05 per foot for the first three months in 2003 to $17.30 per foot for the first three months in 2004.

         Maryland

This region consists primarily of facilities in Prince Georges County and Montgomery County. While these markets have been relatively stable, weighted average occupancies have decreased from 88.6% for the first three months in 2003 to 86.2% for the first three months in 2004. Realized rent per foot increased 7.2% from $17.81 per foot for the first three months in 2003 to $19.09 per foot for the first three months in 2004.

         Oregon

This region consists primarily of three business parks in the Beaverton submarket of Portland. Oregon has been one of the markets hardest hit by the technology slowdown. The full effect of this slowdown began to take effect in 2003 and continued into 2004, with lease terminations and expirations resulting in significant declines in rental revenue. Weighted average occupancies have decreased from 84.7% for the first three months in 2003 to 78.4% for the first three months in 2004. Realized rent per foot decreased 6.1% from $16.61 per foot for the first three months in 2003 to $15.61 per foot for the first three months in 2004.

         Arizona

This region consists primarily of Phoenix and Tempe. Weighted average occupancies have increased from 94.3% for the first three months in 2003 to 96.5% for the first three months in 2004. Realized rent per foot decreased 0.3% from $10.17 per foot for the first three months in 2003 to $10.14 for the first three months in 2004.

        Facility Management Operations: The Company’s facility management accounts for a small portion of the Company’s net income. During the three months ended March 31, 2004, $155,000 in net income was recognized from facility management operations compared to $185,000 for the same period in 2003.

        Interest and Other Income: Interest and other income reflects earnings on cash balances and dividends on marketable securities in addition to miscellaneous income items. Interest income was $18,000 for the three months ended March 31, 2004 compared to $186,000 for the same period in 2003. The decrease is attributable to lower cash balances and lower interest rates. Average cash balances and effective interest rates for the three months ended March 31, 2004 were approximately $8 million and 0.9% compared to $44 million and 1.6% for the same period in 2003.

        Cost of Operations: Cost of operations for the three months ended March 31, 2004 was $16,672,000 compared to $13,519,000 for the same period in 2003. The increase is due primarily to the growth in square footage of the Company’s portfolio of properties. Cost of operations as a percentage of rental income for the three months ended March 31, 2004 and 2003 was 30.2% and 27.5%, respectively. This increase is primarily due to decreased rental revenues, including increased rental concessions, related to the Company’s Same Park operations in the Southern and Northern Texas regions.

        Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended March 31, 2004 was $17,884,000 compared to $13,685,000 for the same period in 2003. The increase is primarily due to depreciation expense on real estate facilities acquired during the latter part of 2003.

        General and Administrative Expense: General and administrative expense consisted of the following expenses (in thousands):

	For the Three Months Ended March 31,
	2004	2003	Increase (Decrease)
Payroll expenses	$575	$551	$24
Internal acquisition costs	127	136	(9)
Professional fees	110	160	(50)
Stock option and stock compensation expense	143	103	40
Other expenses	136	104	32

	$1,091	$1,054	$37

        Interest Expense: Interest expense was $1,266,000 for the three months ended March 31, 2004 compared to $1,002,000 for the same period in 2003. The increase is primarily attributable to higher average debt balances in 2004 due to higher average balances on the line of credit and note payable to an affiliate in 2004, partially offset by declining mortgage balances.

        Impairment Charge on Properties Held for Sale: Impairment charge on properties held for sale was none for the three months ended March 31, 2004 and $5,907,000 for the three months ended March 31, 2003. The impairment loss is specific to five office and flex buildings, and a 3.5 acre parcel of land in Beaverton, Oregon that were held for sale in 2003. In the first quarter of 2004 the Company reevaluated its plans to sell these properties. The Company determined that these properties were not likely to be sold during 2004.

        Equity in Income of Discontinued Joint Venture: Equity income of discontinued joint venture reflects the Company’s share of net income from its joint venture. Equity income of discontinued joint venture was none for the three months ended March 31, 2004 compared to $1,796,000 for the same period in 2003. The decrease is due to the gain on sale of five of the remaining six buildings in the joint venture of $1,076,000 and additional income for meeting performance measures of $720,000 recognized during the three months ended March 31, 2003. As of December 31, 2003, the joint venture had sold all of its properties, repaid all of its debts, and distributed any remaining cash to the joint venture partners.

        Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $6,482,000 ($5,077,000 allocated to preferred unit holders and $1,405,000 allocated to common unit holders) for the three months ended March 31, 2004 compared to $6,775,000 ($4,810,000 allocated to preferred unit holders and $1,965,000 allocated to common unit holders) for the same period in 2003. During the three months ended March 31, 2004 the Company called for redemption its Series A preferred stock and Series B preferred operating partnership units. The call for redemption resulted in additional distributions to its preferred shareholders and unit holders, thus causing a reduction in minority interest in income allocable to common unit holders. This reduction was partially offset by higher earnings at the operating partnership level.

Liquidity and Capital Resources

        Net cash provided by operating activities for the three months ended March 31, 2004 and 2003 was $35,832,000 and $29,201,000, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements and debt service requirements and to maintain the current level of distributions to shareholders in addition to providing additional returned cash for future growth, debt repayment, and stock repurchase. The table below further illustrates the remaining amount of funds available for adding to the value of the Company either through investment or repayment of debt after distribution to shareholders.

        The following table summarizes the Company’s cash flow from operating activities after recurring capital expenditures (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$11,983	$9,731
Depreciation and amortization expense	17,884	13,685
Minority interest in income	6,482	6,775
Equity income from gain on sale of discontinued joint venture	--	(1,796)
Impairment charge on properties held for sale	--	5,907
Change in working capital	(517)	(5,101)

Net cash provided by operating activities	35,832	29,201
Maintenance capital expenditures	(880)	(573)
Tenant improvements	(2,826)	(2,885)
Capitalized lease commissions	(1,413)	(1,029)

Funds available for distributions to shareholders, minority interests,
acquisitions and other corporate purposes	30,713	24,714
Cash distributions to shareholders and minority interests	(19,166)	(17,055)

Excess funds available for principal payments on debt, investments in
real estate and other corporate purposes	$11,547	$7,659

        The Company’s capital structure is characterized by a low level of leverage. As of March 31, 2004, the Company had three fixed rate mortgage notes payable totaling $19.5 million, which represented approximately 1% of its total capitalization (based on book value, including minority interest and debt). The weighted average interest rate for the mortgage notes is approximately 7.46% per annum. The Company had approximately 2.6% of its properties, in terms of net book value, encumbered at March 31, 2004.

        The Company has an unsecured line of credit (the “Credit Facility”) with Wells Fargo Bank, with a borrowing limit of $100 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.60% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.70%). In addition, the Company is required to pay an annual commitment fee ranging from 0.20% to 0.35% of the borrowing limit (currently 0.25%). The Company had $61 million and $0 outstanding on its line of credit at March 31, 2004 and 2003, respectively.

        The following table outlines upcoming cash flows due to contractual commitments in connection with the Company’s mortgage notes which have an average maturity of 3.2 years. At March 31, 2004, approximate principal maturities the Company’s contractual obligations (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Mortgage notes payable	$19,540	$643	$13,448	$5,449	$--

Total	$19,540	$643	$13,448	$5,449	$--

        The Company received approximately $6.1 million due to the exercise of stock options during the three months ended March 31, 2004.

        On April 30, 2004 the Company redeemed 2,112,900 depositary shares of its 9-1/4% Cumulative Series A Preferred Stock for approximately $52.8 million and on April 23, 2004 the Company redeemed 510,000 units of its 8-7/8% Series B Cumulative Preferred Operating Partnership Units for approximately $12.8 million. As a result, the Company has reported the aggregate redemption amount of its Series A preferred shares and Series B preferred operating partnership units, or approximately $65.6 million, as a liability at March 31, 2004. In accordance with EITF Topic D-42, the redemptions resulted in a reduction of net income allocable to common shareholders of approximately $2,133,000 for the three months ended March 31, 2004 equal to the excess of the redemption amounts over the carrying amounts of the redeemed securities.

        On April 21, 2004, the Company issued 3,000,000 depositary shares, each representing 1/1,000 of a share of the Company’s 6.875% Cumulative Preferred Stock, Series I, at $25.00 per share. The Company received net proceeds of approximately $72.6 million, which were used to redeem the Company’s outstanding 9.25% Series A Preferred Stock and 8.875% Series B Preferred Operating Partnership Units, and reduce the outstanding balance on the Company’s line of credit.

        In April 2004, the Company sold a 43,000 square foot flex facility in Austin, Texas with net proceeds of approximately $1.1 million. In connection with the sale, the Company recorded a loss of approxiamtely $170,000.

        On January 30, 2004, the Company issued 6,900,000 depositary shares, each representing 1/1,000 of a share of the Company’s 7.00% Cumulative Preferred Stock, Series H, at $25.00 per share. The Company received net proceeds of approximately $167 million, which was used to repay outstanding short-term debt, consisting of borrowings under the Company’s line of credit with Wells Fargo Bank and a portion of a short-term loan from Public Storage, Inc.

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

        The Company’s funding strategy has been to use permanent capital, including common and preferred stock, and internally generated retained cash flows. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its Credit Facility. The Company targets a ratio of Funds from Operations (“FFO”) to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. At March 31, 2004, the FFO to fixed charges and preferred distributions coverage ratio was 3.1 to 1.0.

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

        FFO for the Company is computed as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income allocable to common shareholders	$4,158	$5,803
Equity income from sale of joint venture properties	--	(1,076)
Depreciation and amortization	17,884	13,685
Minority interest in income - common units	1,405	1,965

Consolidated FFO allocable to common shareholders and minority interests	23,447	20,377
FFO allocated to minority interests - common units	5,889	5,164

FFO allocated to common shareholders	$17,558	$15,213

        Capital Expenditures: During the three months ended March 31, 2004, the Company incurred approximately $5.1 million in recurring capital expenditures or $0.28 per weighted average square foot. During the three months ended March 31, 2003, the Company incurred approximately $4.5 million in recurring capital expenditures or $0.31 per weighted average square foot. The Company expects these costs to rise in 2004 as a result of competition in difficult markets. The following depicts actual capital expenditures for the stated periods (in thousands):

	Three Months Ended March 31,
	2004	2003
Recurring capital expenditures	$5,119	$4,487
First generation tenant improvements and leasing
commissions on developed properties	--	393
Property renovations and other capital expenditures	1,007	768

Total capital expenditures	$6,126	$5,648

        Stock Repurchase: The Company’s Board of Directors has authorized the repurchase from time to time of up to 4,500,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. Since the inception of the program (March 2000), the Company has repurchased an aggregate total of 2,621,711 shares of common stock and 30,484 common units in its operating partnership at an aggregate cost of approximately $70.7 million (average cost of $26.66 per share/unit). No shares were repurchased during the first quarter of 2004.

        In March 2004 the Company called for redemption approximately $52.8 million and $12.8 million of its Series A preferred stock and Series B preferred operating partnership units, respectively. In accordance with the SEC’s interpretation of EITF Topic D-42, the call for redemption resulted in a reduction of net income allocable to common shareholders for the three months ended March 31, 2004 of approximately $2,133,000. The redemptions were completed in April 2004.

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

        Related Party Transactions: At March 31, 2004, PSI owned 25% of the outstanding shares of the Company’s common stock (44% upon conversion of its interest in the Operating Partnership) and 25% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Ronald L. Havner, Jr., the Company’s chairman (and until August 2003 also the Chief Executive Officer), is also the vice-chairman, chief executive officer and a director of PSI. Mr. Havner’s 2003 compensation from the Company was approved by the Company’s Compensation Committee.

        Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services. These costs totaled approximately $84,000 for each of the three months ended March 31, 2004 and 2003 and are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $138,000 and $140,000 for the three months ended March 31, 2004, and 2003, respectively. In addition, through March 31, 2004, the Company combined its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation (“Stor-Re”). Stor-Re provides limited property and liability insurance to the Company at commercially competitive rates. The Company and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re’s limitations. Subsequent to March 31, 2004 the Company has obtained insurance coverage independent of PSI and Stor-Re.

        As of December 31, 2003, the Company had $100 million in short-term borrowings from PSI. The note bore interest at 1.4% and was due on March 9, 2004. The Company repaid the note in full, along with related interest, during the first quarter of 2004.

        Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.

ITEM 2A. RISK FACTORS

        In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating our company and our business.

Public Storage has significant influence over us.

        At March 31, 2004, Public Storage and its affiliates owned 25% of the outstanding shares of our common stock (44% upon conversion of its interest in our operating partnership) and 25% of the outstanding common units of our operating partnership (100% of the common units not owned by us). Also, Ronald L. Havner, Jr., our Chairman of the Board, is also Vice-Chairman, Chief Executive Officer and a Director of Public Storage and Harvey Lenkin, one of our Directors, is President, Chief Operating Officer, and a Director of Public Storage. Consequently, Public Storage has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the operating partnership. In addition, Public Storage’s ownership may make it more difficult for another party to take over our company without Public Storage’s approval.

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

        We recently acquired a large property in a new market: In December 2003, we acquired an industrial park in Miami, Florida. This is our only property in this market and represents approximately 18% of our properties’ aggregate net rentable square footage at March 31, 2004. As a result of our lack of experience with the Miami market and other factors, the operating performance of this property may be less than we anticipate, and we may have difficulty in integrating this property into our existing portfolio.

        We may encounter significant delays and expense in reletting vacant space, or we may not be able to relet space at existing rates, in each case resulting in losses of income: When leases expire, we will incur expenses in retrofitting space and we may not be able to release the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. Our properties as of March 31, 2004 generally have lower vacancy rates than the average for the markets in which they are located, and leases accounting for 14.2% of our annual rental income expire in 2004 and 26.0% in 2005 (leases accounting for 23.6% of our annual rental income from small tenants expire in 2004 and 28.3% in 2005). While we have estimated our cost of renewing leases that expire in 2004 and 2005, our estimates could be wrong. If we are unable to release space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.

        Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty in collecting from tenants in default, particularly if they declare bankruptcy. This could affect our cash flow and distributions to shareholders. Since many of our tenants are non-rated private companies, this risk may be enhanced.

        Leases with Footstar generate approximately 0.4% of our revenues. Footstar and its affiliates recently filed protection under Chapter 11 of the U.S. Bankruptcy Laws. In connection with such filing, they have rejected one of two leases with the Company. The lease which has been rejected was for approximately 60,000 square feet in Dallas, Texas. During the three months ended March 31, 2004 the space subject to this lease was vacated and the Company cancelled the lease and wrote off approximately $139,000 in rent receivable from Footstar and its affiliates and reduced straight-line rental income for the three months ended March 31, 2004 by approximately $77,000, also related to Footstar. No action has been taken with respect to the second lease. Another large tenant representing approximately 1.1% of revenues originally defaulted on its lease obligations in the third quarter of 2002. While the tenant subsequently cured the original default, they have continued to experience multiple default situations, most recently in February, 2004, which was subsequently cured in March, 2004. The Company will continue to monitor this tenant and its financial condition. The tenant is requesting a modification of its lease. Several other of our large tenants have contacted us, requesting early termination of their lease, rent reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.

        During the fourth quarter of 2003, an entity related to Worldcom rejected a lease, through bankruptcy, with the Company which represented approximately 0.2% of the Company’s revenues. As a result, the tenant vacated the space subject to the lease and the Company collected all outstanding amounts due from this tenant during the fourth quarter of 2003.

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

        Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. As of March 31, 2004, Public Storage and its affiliates owned 25% of the outstanding shares of our common stock (44% upon conversion of its interest in our operating partnership). These shares, as well as shares of common stock held by certain other significant stockholders, are eligible to be sold in the public market, subject to compliance with applicable securities laws.

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

        The California budget could affect our company in many ways, including the possible repeal of Proposition 13, which could result in higher property taxes. Reduced state and local government spending and the resulting effects on the state and local economies could have an adverse impact on demand for our space. The budget shortfall could impact our company in other ways that cannot be predicted. Approximately 34.4% of our properties’ net operating income is generated in California.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At March 31, 2004, the Company’s debt as a percentage of shareholders’ equity and minority interest (based on book values) was 6.9%. For purposes of calculating this percentage the Company considered the redemption amount of the preferred stock and preferred operating partnership units called for redemption during the quarter, approximately $65.6 million, a liability of the Company at March 31, 2004.

        The Company’s market risk sensitive instruments include mortgage notes payable and line of credit which total $19,540,000 and $61,000,000, respectively, at March 31, 2004. As of April 30, 2004, the Company had $47,000,000 outstanding on its line of credit. All of the Company’s mortgage notes payable bear interest at fixed rates. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable and line of credit as of March 31, 2004. Based on borrowing rates currently available to the Company, combined with the amount of fixed rate debt financing, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 4. CONTROLS AND PROCEDURES

    (a)        Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. As of the end of the fiscal quarter ended March 31, 2004, the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal quarter ended March 31, 2004, the Company’s disclosure controls and procedures were effective.

    (b)        Changes in internal control over financial reporting. There has not been any change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

        In March 2000, the Company publicly announced that the Board of Directors had authorized the repurchase of up to 4,500,000 shares of the Company’s Common Stock (the “Program”). The Company has repurchased an aggregate of 2,621,711 shares of Common Stock under the Program since March 2000. The Company did not purchase any shares of Common Stock under the Program during the three months ended March 31, 2004. Unless terminated earlier by resolution of the Board of Directors, the Program will expire when the Company has repurchased all shares of Common Stock authorized for repurchase thereunder.

        On March 31, 2004, the Company gave notice of its intent to redeem in full on April 30, 2004 all outstanding shares of its 9-1/4% Cumulative Preferred Stock, Series A held by the depositary. As a result, on April 30, 2004, the depositary redeemed in full all outstanding depositary shares representing interests in the Company’s Series A Preferred Stock, having an aggregate liquidation preference of $52,822,500.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

12 Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

(b)     Reports on Form 8-K

On January 14, 2004, a Current Report on Form 8-K was filed with the SEC pursuant to Items 2 and 7(c) relating to the acquisition of a business park in Miami, Florida.

On January 15, 2004, a Current Report on Form 8-K was furnished to the SEC pursuant to Items 7(c) and 9 relating to the pricing of a public offering of up to 6,900,000 Depositary Shares, each representing 1/1,000 of a share of the Company’s 7.000% Cumulative Preferred Stock, Series H.

On January 16, 2004, a Current Report on Form 8-K was filed with the SEC pursuant to Items 5 and 7(c) relating to the public offering of up to 6,900,000 Depositary Shares, each representing 1/1,000 of a share of the Company’s 7.000% Cumulative Preferred Stock, Series H.

On January 23, 2004, a Current Report on Form 8-K was furnished to the SEC pursuant to Items 7(c) and 9 relating to the tax treatment of the Company’s 2003 dividends.

On January 26, 2004, a Current Report on Form 8-K was furnished to the SEC pursuant to Items 7(c) and 9 relating to the Company’s presentation at the 2004 Credit Suisse First Boston REIT Conference.

On February 26, 2004, a Current Report on Form 8-K was furnished to the SEC pursuant to Items 7(c) and 9 relating to the Company’s presentation at the 2004 Smith Barney Citigroup REIT CEO Conference.

On February 27, 2004, a Current Report on Form 8-K was furnished to the SEC pursuant to Items 7(c) and 9 relating to the Company’s operating results for the quarter ended December 31, 2003.

On March 15, 2004, a Current Report on Form 8-K was furnished to the SEC pursuant to Items 7(c) and 9 relating to management changes and promotions.

On March 18, 2004, a Current Report on Form 8-K was furnished to the SEC pursuant to Items 7(c) and 9 relating to the resignation of the Company’s Vice President, Director of Acquisitions and Development.

On April 1, 2004, a Current Report on Form 8-K was furnished to the SEC pursuant to Items 7(c) and 9 relating to the pricing of a public offering of 3,000,000 depositary shares, each representing 1/1,000 of a share of the Company’s 6.875% Cumulative Preferred Stock, Series H.

On April 2, 2004, a Current Report on Form 8-K was filed with the SEC pursuant to Items 5 and 7(c) relating to an underwriting agreement between the Company and an underwriting group regarding a public offering by the Company of up to 3,450,000 depositary shares, each representing 1/1,000 of a share of the Company’s 6.875% Cumulative Preferred Stock, Series H.

On April 15, 2004, a Current Report on Form 8-K was furnished to the SEC pursuant to Items 7(c) and 9 relating to the Company’s operating results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2004

PS BUSINESS PARKS, INC.
BY:/s/ Edward A. Stokx
Edward A. Stokx
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 12 Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

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

PS BUSINESS PARKS, INC.
EXHIBIT 12:
STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES (in thousands)

	Three Months Ended March 31,
	2004	2003
Net income	$11,983	$9,731
Minority interest	6,482	6,775
Interest expense	1,266	1,002

Earnings available to cover fixed charges	$19,731	$17,508

Fixed charges (1)	$1,266	$1,002
Cumulative preferred stock dividends	7,825	3,928
Preferred operating partnership unit distributions	5,077	4,810

Combined fixed charges and preferred distributions	$14,168	$9,740

Ratio of earnings to fixed charges	15.59x	17.47x

Ratio of earnings to combined fixed charges and preferred distributions	1.39x	1.80x

	Years Ended December 31,
	2003	2002	2001	2000	1999
Net income	$49,096	$57,430	$49,870	$51,181	$41,255
Minority interest	30,585	32,170	27,489	26,741	16,049
Interest expense	4,015	5,324	1,715	1,481	3,153

Earnings available to cover fixed charges	$83,696	$94,924	$79,074	$79,403	$60,457

Fixed charges (1)	$4,015	$5,612	$2,806	$2,896	$4,142
Cumulative preferred stock dividends	15,784	15,412	8,854	5,088	3,406
Preferred operating partnership unit distributions	19,240	17,927	14,107	12,185	4,156

Combined fixed charges and preferred distributions	$39,039	$38,951	$25,767	$20,169	$11,704

Ratio of earnings to fixed charges	20.85x	16.91x	28.18x	27.42x	14.60x

Ratio of earnings to combined fixed charges and
preferred distributions	2.14x	2.44x	3.07x	3.94x	5.17x

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
Date: May 7, 2004

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
Date: May 7, 2004

Exhibit 32.1

Certification of CEO and CFO Pursuant to
18 U.S.C. Section 1350,
as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of PS Business Parks, Inc. (the “Company”) for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Joseph D. Russell Jr., as Chief Executive Officer of the Company, and Edward A. Stokx, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph D. Russell, Jr.
Name: Joseph D. Russell, Jr.
Title: Chief Executive Officer
Date: May 7, 2004

/s/ Edward A. Stokx
Name: Edward A. Stokx
Title: Chief Financial Officer
Date: May 7, 2004