Form 10-Q
period 2004-06-30
PS BUSINESS PARKS INC/CA
filed 2004-08-09
CIK 866368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

Yes X No ____

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2004:

Common Stock, $0.01 par value, 21,810,736 shares outstanding

PS BUSINESS PARKS, INC.

PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$27,631	$5,809
Real estate facilities, at cost:
Land	400,244	387,101
Buildings and equipment	1,199,567	1,129,938

	1,599,811	1,517,039
Accumulated depreciation	(268,229)	(225,599)

	1,331,582	1,291,440
Property held for disposition, net	--	34,649
Land held for development	11,623	10,196

	1,343,205	1,336,285
Rent receivable	2,923	1,885
Deferred rent receivables	14,694	12,929
Intangible assets, net	--	76
Other assets	4,633	1,877

Total assets	$1,393,086	$1,358,861

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued and other liabilities	$39,639	$35,701
Line of credit	--	95,000
Mortgage notes payable	19,384	19,694
Notes payable to affiliate	--	100,000
Unsecured note payable	--	50,000

Total liabilities	59,023	300,395
Minority interests:
Preferred units	247,750	217,750
Common units	166,932	169,888
Shareholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
16,834 and 6,747 shares issued and outstanding at June 30, 2004
and December 31, 2003, respectively	420,850	168,673
Common stock, $0.01 par value, 100,000,000 shares authorized,
21,810,736 and 21,565,528 shares issued and outstanding at June
30, 2004 and December 31, 2003, respectively	218	216
Paid-in capital	419,875	420,778
Cumulative net income	305,643	281,386
Comprehensive loss	--	(535)
Cumulative distributions	(227,205)	(199,690)

Total shareholders' equity	919,381	670,828

Total liabilities and shareholders' equity	$1,393,086	$1,358,861

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Rental income	$55,352	$48,802	$110,526	$98,126
Facility management fees primarily from affiliates	160	190	318	384
Gain on sale of marketable securities	--	2,043	--	2,043
Interest and other income	51	553	76	826

	55,563	51,588	110,920	101,379

Expenses:
Cost of operations	16,384	12,986	33,060	26,518
Depreciation and amortization	18,334	14,141	36,218	27,745
General and administrative	1,004	1,399	2,095	2,452
Interest expense	833	998	2,099	2,000

	36,555	29,524	73,472	58,715

Income before discontinued operations and
minority interest	19,008	22,064	37,448	42,664

Discontinued Operations:
Income from discontinued operations	--	123	7	141
Impairment charge on properties held for sale	--	--	--	(5,907)
Gain (loss) on disposition of real estate	(168)	3,484	(168)	3,484
Equity in income of liquidated joint venture	--	500	--	2,296

Net income (loss) from discontinued operations	(168)	4,107	(161)	14

Income before minority interests	18,840	26,171	37,287	42,678
Minority interest in income - preferred units:
Distributions paid	(4,804)	(4,810)	(9,614)	(9,620)
Redemptions of preferred operating partnership units .	--	--	(267)	--
Minority interest in income - common units	(1,744)	(4,446)	(3,149)	(6,411)

Net income	$12,292	$16,915	$24,257	$26,647

Net income allocation:
Allocable to preferred shareholders:
Distributions paid	$7,085	$3,924	$13,045	$7,853
Redemptions of preferred stock	--	--	1,866	--
Allocable to common shareholders	5,207	12,991	9,346	18,794

	$12,292	$16,915	$24,257	$26,647

Net income per common share - basic:
Continuing operations	$0.25	$0.47	$0.44	$0.88
Discontinued operations	(0.01)	0.14	(0.01)	--

	$0.24	$0.61	$0.43	$0.88

Net income per common share - diluted:
Continuing operations	$0.24	$0.47	$0.43	$0.87
Discontinued operations	(0.01)	0.13	(0.01)	--

	$0.23	$0.60	$0.42	$0.87

Weighted average common shares outstanding:
Basic	21,808	21,311	21,710	21,343

Diluted	22,016	21,478	21,942	21,488

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(Unaudited, in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Cumulative Net Income	Other Comprehensive Income/(Loss)	Cumulative Distributions	Total Shareholders' Equity
Balances at December 31, 2003	6,747	$168,673	21,565,528	$216	$420,778	$281,386	$(535)	$(199,690)	$670,828
Issuance of preferred stock	12,200	305,000	--	--	(9,977)	--	--	--	295,023
Preferred stock redeemed	(2,113)	(52,823)	--	--	1,866	--	--	--	(50,957)
Exercise of stock options	--	--	245,208	2	6,261	--	--	--	6,263
Stock compensation expense	--	--	--	--	616	--	--	--	616
Shelf registration	--	--	--	--	(86)	--	--	--	(86)
Change in unrealized loss on interest
rate swap	--	--	--	--	--	--	535	--	535
Net income	--	--	--	--	--	24,257	--	--	24,257
Distributions paid:
Preferred stock	--	--	--	--	--	--	--	(14,911)	(14,911)
Common stock	--	--	--	--	--	--	--	(12,604)	(12,604)
Adjustment to minority interest's
underlying ownership	--	--	--	--	417	--	--	--	417

Balances at June 30, 2004	16,834	$420,850	21,810,736	$218	$419,875	$305,643	--	$(227,205)	$919,381

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$24,257	$26,647
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	36,218	27,855
In-place rents adjustment	78	--
Minority interest in income	13,030	16,031
Gain on sale of marketable securities	--	(2,043)
(Gain) loss on disposition of properties	168	(3,484)
Equity in income of liquidated joint venture	--	(2,296)
Impairment charge on properties held for sale	--	5,907
Stock compensation expense	616	160
Increase in receivables and other assets	(4,836)	(44)
Increase (decrease) in accrued and other liabilities	4,057	(661)

Total adjustments	49,331	41,425

Net cash provided by operating activities	73,588	68,072

Cash flows from investing activities:
Capital improvements to real estate facilities	(21,052)	(14,802)
Proceeds from liquidation of investments in marketable
securities	--	7,600
Acquisition of marketable securities	--	(1,396)
Acquisition of real estate facilities	(24,140)	(52,976)
Proceeds from disposition of real estate facilities	1,077	11,375
Development of real estate facilities	--	(379)
Distribution from investment in joint venture	--	3,200

Net cash used in investing activities	(44,115)	(47,378)

Cash flows from financing activities:
Borrowings on line of credit	108,000	--
Repayment of borrowings on line of credit	(203,000)	--
Repayment of borrowings from an affiliate	(100,000)	--
Principal amortization on mortgage notes payable	(310)	(287)
Repayment of unsecured note payable	(50,000)	--
Net proceeds from the placement of preferred units	41,533	--
Net proceeds from the issuance of preferred stock	295,023	--
Exercise of stock options	6,263	1,802
Shelf registration costs	(86)	--
Distributions paid to preferred shareholders	(13,045)	(7,853)
Distributions paid to minority interests - preferred units	(9,614)	(9,620)
Distributions paid to common shareholders	(12,604)	(12,390)
Distributions paid to minority interests - common units	(4,237)	(4,238)
Repurchase of common stock	--	(8,119)
Repurchase of preferred stock and units	(65,574)	(190)

Net cash used in financing activities	(7,651)	(40,895)

Net increase (decrease) in cash and cash equivalents	21,822	(20,201)

Cash and cash equivalents at the beginning of the period	5,809	44,812

Cash and cash equivalents at the end of the period	$27,631	$24,611

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2004	2003
Supplemental schedule of non cash investing and financing activities:
Unrealized gain/loss:
Comprehensive (income) loss on interest rate swap	(535)	(68)
Other comprehensive income (loss)	535	68
Adjustment to reflect minority interest to underlying ownership interest:
Minority interest - common units	(417)	(450)
Paid-in capital	417	450

See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

1.     Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of June 30, 2004, PSB owned approximately 75% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units were owned by Public Storage, Inc. (“PSI”) and its affiliates. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of June 30, 2004, the Company owned and operated approximately 18.4 million net rentable square feet of commercial space located in eight states. The Company also managed approximately 1.3 million net rentable square feet on behalf of PSI, its affiliated entities and third party owners.

2.     Summary of significant accounting policies

      Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

      Allowance for doubtful accounts

We monitor the collectibility of our receivable balances, including the deferred rent receivable, on an on-going basis. Based on these reviews, we establish a provision, and maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. A

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on our consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 at June 30, 2004, which includes a $250,000 increase recorded during the three months ended June 30, 2004.

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

In July 2002, the Operating Partnership entered into an interest rate swap agreement, which was accounted for as a cash flow hedge, in order to reduce the impact of changes in interest rates on a portion of its floating rate debt. The $50 million agreement, which expired in July 2004, effectively changed the interest rate exposure from floating rate to a fixed rate of 4.46%. Market gains and losses on the value of the swap are deferred and included in income over the life of the swap or related debt. The Operating Partnership records the differences paid or received on the interest rate swap in interest expense as interest expense is incurred.

Net interest differentials to be paid or received related to these contracts were accrued as incurred or earned. There was no unrealized loss related to the interest rate swap included in other comprehensive income as of June 30, 2004 and the swap agreement was eliminated.

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

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

During 2002, the joint venture sold eight of the buildings totaling approximately 170,000 square feet. The Company recognized gains of approximately $861,000 on the disposition of these eight buildings. In addition, the Company’s interest in cash distributions from the joint venture increased from 25% to 50% as a result of the joint venture meeting its performance measures. Therefore, the Company recognized additional income of $1,008,000 in 2002. As of December 31, 2002, the joint venture held six buildings totaling 124,000 square feet. During January, 2003, five of the remaining six buildings were sold and the Company recognized gains of approximately $1.1 million as a result of these sales and additional income of approximately $700,000 for the three months ended March 31, 2003. In April, 2003, the remaining one building with approximately 29,000 square feet which was sold. The Company recognized a gain of approximately $300,000 and additional income of approximately $200,000 during the second quarter of 2003.

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

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

The financial data for the joint venture for the three and six months ended June 30, 2003 is as follows (in thousands):

Total revenues	$20
Gain on sale of real estate	3,668
Cost of operations	(48)
Interest and other expenses	(4)

Net income	$3,636

As of December 31, 2003, the joint venture had sold all of its properties, repaid all of its debt, and distributed any remaining cash to the joint venture partners.

      Intangible assets

Intangible assets consist of property management contracts for properties managed, but not owned, by the Company. The intangible assets were being amortized over seven years. At June 30, 2004 intangible assets were fully amortized.

      Evaluation of asset impairment

The Company evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition. Assets held for disposition are reported at the lower of their carrying amount or fair value, less cost of disposition. At June 30, 2004, the Company did not consider any assets to be impaired. At March 31, 2003, the Company identified impairments on certain assets classified as properties held for disposition. As a result, the Company recognized an impairment loss of $5.9 million in the first quarter of 2003. In the first quarter of 2004, these assets were reclassified as continuing operations. See Note 3.

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

The Company also recognizes compensation expense with regards to restricted stock units it grants. See Note 11.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

      Related party transactions

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services, which are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled approximately $170,000 for the six months ended June 30, 2004 and 2003. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $282,000 and $299,000 for the six months ended June 30, 2004 and 2003, respectively. In addition, prior to April, 2004, the Company combined its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation.

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

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income allocable to common shareholders	$5,207	$12,991	$9,346	$18,794

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	21,808	21,311	21,710	21,343
Net effect of dilutive stock compensation - based on
treasury stock method using average market price	208	167	232	145

Diluted weighted average common shares outstanding	22,016	21,478	21,942	21,488

Basic earnings per common share	$0.24	$0.61	$0.43	$0.88

Diluted earnings per common share	$0.23	$0.60	$0.42	$0.87

      Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2003 in order to conform to the 2004 presentation.

3. Real estate facilities

The activity in real estate facilities for the six months ended June 30, 2004 is as follows (in thousands):

	Land	Buildings	Accumulated Depreciation	Total
Balances at December 31, 2003	$387,101	$1,129,938	$(225,599)	$1,291,440
Acquisition of real estate	4,647	19,493	--	24,140
Disposition of real estate	(307)	(1,579)	530	(1,356)
Capital improvements	--	20,828	--	20,828
In-place rent adjustment	--	--	(78)	(78)
Depreciation expense	--	--	(36,142)	(36,142)
Reclassification of properties previously
held for disposition, net	8,803	30,887	(6,940)	32,750

Balances at June 30, 2004	$400,244	$1,199,567	$(268,229)	$1,331,582

During the second quarter of 2004, the Company acquired an office park in Fairfax, Virginia totaling approximately 165,000 square feet for approximately $24.1 million, which includes approximately $2.0 million.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

In the first quarter of 2004 the Company reevaluated its plans to sell five office and flex buildings and 4.5 acres of land in Beaverton, Oregon. The Company has determined these properties will not likely be sold during 2004 and has reclassified such as continuing operations. These properties were included in properties held for sale during 2003.

In April 2004 the Company sold a flex facility in Austin, Texas, for net proceeds of approximately $1.1 million. In connection with the sale, the Company recorded a loss of approximately $168,000. The following summarizes the condensed results of operations of the properties sold during 2004 and 2003, which are included in the consolidated statements of income as discontinued operations (in thousands):

	For the Six Months Ended June 30,
	2004	2003
Rental income	$55	$557
Cost of operations	(33)	(306)
Depreciation expense	(15)	(110)

Net operating income from discontinued operations	$7	$141

Subsequent to June 30, 2004, the Company closed on a sale of a 10,000 square foot unit in Miami, Florida with gross proceeds of $1.2 million. The Company also determined that it may sell up to 11 separate units in Miami, Florida aggregating 90,000 square feet. Accordingly, these assets will be classified as assets held for sale in the third quarter of 2004.

4. Leasing activity

The Company leases space in its real estate facilities to tenants under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues excluding recovery of expenses as of June 30, 2004 under these leases are as follows (in thousands):

2004	$103,550
2005	170,134
2006	119,048
2007	83,795
2008	59,630
Thereafter	110,186

$646,343

In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to approximately $13.8 million and $13.7 million for the six months ended June 30, 2004 and 2003, respectively. These amounts are included as rental income and cost of operations in the accompanying consolidated statements of income.

Leases for approximately 6% of the leased square footage are subject to termination options which includes leases for approximately 2% of the leased square footage exercisable through June 30, 2004. In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

5. Bank Loans

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank with a borrowing limit of $100 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.60% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.70%). In addition, the Company is required to pay an annual commitment fee ranging from 0.20% to 0.35% of the borrowing limit (currently 0.25%). The Company had $95 million outstanding on its line of credit at December 31, 2003. As of June 30, 2004 the Company has $100 million available under its Credit Facility.

The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.45 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively, (iii) maintain a minimum tangible net worth (as defined) and (iv) limit distributions to 95% of funds from operations (as defined) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company’s unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at June 30, 2004.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

6. Mortgage notes payable

Mortgage notes consist of the following (in thousands):	June 30, 2004	December 31, 2003

7.050% mortgage note, principal and interest payable monthly, due May 2006	$7,819	$7,938

8.190% mortgage note, principal and interest payable monthly, due March 2007	5,708	5,832

7.290% mortgage note, principal and interest payable monthly, due February 2009	5,857	5,924

	$19,384	$19,694

        At June 30, 2004, approximate principal maturities of mortgage notes payable are as follows (in thousands):

2004	321
2005	680
2006	7,890
2007	5,169
2008	179
Thereafter	5,145

$19,384

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

At June 30, 2004, there were 7,305,355 common units owned by PSI and affiliated entities, which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at June 30, 2004, the minority interest units would convert into approximately 25% of the common shares outstanding. Combined with PSI’s common stock ownership of 19% on a fully converted basis, PSI has a combined ownership of 44% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests’equity in the Company.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

      Preferred partnership units

Through the Operating Partnership, the Company has issued the following preferred units in separate private placement transactions (in thousands):

Date of Issuance	Call Date	Series	Number of Units	Face Value	Preferred Distribution Rate
September, 1999	September, 2004	Series C	3,200	$80,000	8 3/4%
September, 2001	September, 2006	Series E	2,120	53,000	9 1/4%
October, 2002	October, 2007	Series G	800	20,000	7 19/20%
May, 2004	May, 2009	Series J	1,400	35,000	7 1/2%
June, 2004	June, 2009	Series J	310	7,750	7 1/2%
September, 1999	September, 2004	Series X	1,600	40,000	8 7/8%
July, 2000	July, 2005	Series Y	480	12,000	8 7/8%

			9,910	$247,750

During the second quarter of 2004, the Company completed private placements totaling approximately $42.8 million of preferred units through its operating partnership. The 7 1/2% Series J Cumulative Redeemable Preferred Units are non-callable for five years and have no mandatory redemption. The net proceeds from the placements were approximately $41.5 million and were used to fund a property acquisition in Virginia and to reduce the amount outstanding on the Company’s line of credit.

On April 23, 2004 the Company redeemed 510,000 units of its 8-7/8% Series B Cumulative Redeemable Preferred Operating Partnership Units for approximately $12.8 million. In accordance with EITF D-42, the redemptions resulted in a reduction of net income allocable to common shareholders of approximately $267,000 for the six months ended June 30, 2004 equal to the excess of the redemption amount over the carrying amount of the redeemed securities.

The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of June 30, 2004 the Company had approximately $6.3 million of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.

On August 6, 2004, the Company gave notice to the holders of the $80 million 8 ¾% Series C Cumulative Preferred Units of its intention to redeem the 3.2 million Series C units outstanding as of September 3, 2004. In connection with the redemption of the Series C Preferred Units, the Company will recognize an additional distribution of $2.0 million in accordance with EITF Topic D-42. The Company intends to redeem such with either proceeds from its line of credit or proceeds from the issuance of additional equity securities.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

9. Shareholders’ equity

      Preferred stock

As of June 30, 2004 and December 31, 2003, the Company had the following series of preferred stock outstanding (in thousands, except shares outstanding amounts):

			June 30, 2004		December 31, 2003
Series	Redemption Date	Dividend Rate	Shares Outstanding	Carrying Amount	Shares Outstanding	Carrying Amount
Series A	April, 2004	9.250%	--	--	2,113	$52,823
Series D	May, 2006	9.500%	2,634	$65,850	2,634	65,850
Series F	January, 2007	8.750%	2,000	50,000	2,000	50,000
Series H	January, 2009	7.000%	6,900	172,500	--	--
Series I	April, 2009	6.875%	3,000	75,000	--	--
Series K	June, 2009	7.950%	2,300	57,500	--	--

			16,834	$420,850	6,747	$168,673

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At June 30, 2004, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends. As of June 30, 2004 the Company had approximately $13.3 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional distributions upon notice of redemption.

On June 30, 2004, the Company issued 2,300,000 depositary shares each representing 1/1,000 of a share of the Company’s 7.950% Cumulative Preferred Stock, Series K, at $25.00 per share. The Company received net proceeds of approximately $55.7 million.

On April 30, 2004 the Company redeemed 2,112,900 depositary shares of its 9-1/4% Cumulative Preferred Stock, Series A for approximately $52.8 million. In accordance with EITF Topic D-42, the redemption resulted in a reduction of net income allocable to common shareholders of approximately $1,866,000 for the six months ended June 30, 2004 equal to the excess of the redemption amount over the carrying amount of the redeemed securities.

On April 21, 2004, the Company issued 3,000,000 depositary shares, each representing 1/1,000 of a share of the Company’s 6.875% Cumulative Preferred Stock, Series I, at $25.00 per share. The Company received net proceeds of approximately $72.6 million, which were used to redeem the Company’s outstanding 9.25% Preferred Stock, Series A and 8.875% Series B Preferred Operating Partnership Units, and reduce the outstanding balance on the Company’s line of credit.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

On January 30, 2004, the Company issued 6,900,000 depositary shares, each representing 1/1,000 of a share of the Company’s 7.000% Cumulative Preferred Stock, Series H, at $25.00 per share. The Company received net proceeds of approximately $167 million, which were used to repay outstanding short-term debt, consisting of borrowings under the Company’s line of credit with Wells Fargo Bank and a portion of a short-term loan from Public Storage, Inc.

The Company paid $14,911,000 and $7,853,000 in distributions to its preferred shareholders for the six months ended June 30, 2004 and 2003, respectively. The distributions for the six months ended June 30, 2004 include $1,866,000 related to EITF Topic D-42.

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

The Company paid $12,604,000 ($0.58 per common share) and $12,390,000 ($0.58 per common share) in distributions to its common shareholders for the six months ended June 30, 2004 and 2003, respectively. Pursuant to restrictions imposed by the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

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

Through December 31, 2001, the Company elected to adopt the disclosure requirements of FAS 123 but continue to account for stock-based compensation under APB 25. Effective January 1, 2002, the Company adopted the Fair Value Method of accounting for stock options. As required by the transition requirements of FAS 123, as amended by FAS 148, the Company will recognize compensation expense in the income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002, but continue to disclose the pro-forma impact of utilizing the Fair Value Method on stock options issued prior to January 1, 2002. As a result, included in the Company’s income statement for the six months ended June 30, 2004 and 2003 is approximately $193,000 and $160,000, respectively, in stock option compensation expense related to options granted after January 1, 2002.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

The weighted average grant date fair value of the options for the six months ended June 30, 2004 and 2003 was $4.99 and $4.56, respectively. Had compensation cost for the 1997 Plan for options granted prior to December 31, 2001 been determined based on the fair value at the grant date for awards under the Plan consistent with the method prescribed by SFAS No. 123, the Company’s pro forma net income available to common shareholders would have been as follows (in thousands, except per share amounts):

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

	For the Six Months Ended June 30,
	2004	2003
Net income allocable to common shareholders, as reported	$9,346	$18,794
Deduct: Total stock-based employee compensation expense
determined under fair value based method of all awards	155	390

Net income allocable to common shareholders, as adjusted	$9,191	$18,404

Earnings per share:
Basic as reported	$0.43	$0.88

Basic as adjusted	$0.42	$0.86

Diluted as reported	$0.42	$0.87

Diluted as adjusted	$0.42	$0.86

For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the six months ended June 30, 2004 and 2003: dividend yield of 3.7% and 3.5%, respectively; expected volatility of 17.0% and 15.8%, respectively; expected lives of five years; and risk-free interest rates of 3.0% and 4.0%, respectively. The pro forma effect on net income allocable to common shareholders during the six months ended June 30, 2004, and 2003, may not be representative of the pro forma effect on net income allocable to common shareholders in future years.

During the six months ended June 30, 2004, the Company received approximately $6.3 million due to the exercise of 245,208 stock options.

The Company has granted 153,750 restricted stock units under the 1997 Plan and 2003 Plan since inception. 94,650 restricted stock units were outstanding at June 30, 2004. The restricted stock units were granted at a zero exercise price. The fair market value of the restricted stock units at the date of grant ranged from $24.02 to $44.20 per restricted stock unit. The restricted stock units issued prior to August, 2002 (88,000 units) are subject to a five-year vesting schedule, with 30% of the units vesting in year three, 30% in year four and 40% in year five. Restricted stock units issued subsequent to August, 2002 (66,000 units) are subject to a six year vesting schedule, with none of the units in year one and 20% in each of the next five years. Compensation expense of $423,000 and $284,000 was recognized during the six months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004, 3,300 restricted stock units became vested and were redeemed by the Company for approximately $148,000.

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

Overview

        The Company owns and operates approximately 18.4 million rentable square feet of flex, industrial and office properties located in eight states.

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

        In 2003 and continuing into 2004, the Company continued to experience the effects of a generally slow economy and a particularly difficult real estate market heavily favoring tenants. These market conditions impacted many aspects of the Company’s business including occupancy levels and rental rates. Market conditions, characterized by weak demand and over supply resulted in downward pressure on rental rates coupled with increased necessity to give rental concessions. The Company also continued to experience increasing tenant improvement costs in the first six months of 2004. Operating income for the Company’s Same Park properties was significantly impacted by weak markets such as Pacific Northwest, Austin and Dallas. See further discussion of operating results below.

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

Revenue Recognition: We recognize revenue in accordance with Staff Accounting Bulletin No. 101 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements (SAB 101), as amended. SAB 101 requires that the following four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Deferred rent receivables represents rental revenue accrued on a straight-line basis in excess of rental revenue currently billed. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

Allowance for Doubtful Accounts: Rental revenue from our tenants is our principal source of revenue. We monitor the collectibility of our receivable balances including the deferred rent receivable on an on-going basis. Based on these reviews, we maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible tenant receivables and unbilled deferred rent. Management’s determination of the adequacy of these allowances requires significant judgments and estimates.

Current tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes and other expenses recoverable from tenants. Management’s determination of the adequacy of the allowance for uncollectible current tenant receivables is performed using a methodology that incorporates both a specific identification and aging analysis and an overall evaluation of the Company’s historical loss trends and the current economic and business environment. The specific identification methodology relies on factors such as the age and nature of the receivables, the payment history and financial condition of the tenant, the Company’s assessment of the tenant’s ability to meet its lease obligations, and the status of negotiations of any disputes with the tenant. The Company’s allowance also includes a reserve based on historical loss trends not associated with any specific tenant. This reserve as well as the Company’s specific identification reserve is reevaluated quarterly based on economic conditions and the current business environment. During the second quarter, management concluded that an increase in the allowance was necessary as a result of certain bankruptcy proceedings and other factors. Accordingly, the Company increased the allowance for uncollectible tenant receivables by $250,000 for the three months ended June 30, 2004, to $400,000.

Unbilled deferred rents receivable represents the amount that the cumulative straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement. Given the longer-term nature of these types of receivables, management’s determination of the adequacy of the allowance for unbilled deferred rents receivables is based primarily on historical loss experience. Management evaluates the allowance for unbilled deferred rents receivable using a specific identification methodology for the Company’s significant tenants designed to assess the tenants’ financial condition and their ability to meet their lease obligations.

Impairment of Long-Lived Assets: The Company evaluates a property for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. On a quarterly basis, the Company evaluates the whole portfolio for impairment based on current operating information. In the event that these periodic assessments reflect that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, the Company would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires management to make assumptions related to the property such as future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property.

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

        These economic conditions have also placed increased pressure on the credit quality of certain tenants throughout the portfolio. As a result, more tenants are contacting us regarding their economic viability, including those that could be material to our revenue base. These economic conditions have affected two large tenants representing a combined 1.5% of the Company’s revenues. Footstar and its affiliates, which was previously one of our top ten tenants, filed for protection under Chapter 11 of the U.S. Bankruptcy Laws during the first quarter of 2004. In connection with such filing, they have rejected one of two leases with the Company. The lease which has been rejected was for approximately 60,000 square feet in Dallas, Texas. They continue to occupy 57,000 square feet with a term to expire in November, 2008. During the first quarter of 2004, the Company wrote off approximately $140,000 in rent and reduced straight-line rental income during the first quarter of 2004 by approximately $77,000, related to the lease rejected by Footstar. No action has been taken with respect to the second lease and we are uncertain of their intentions for the occupied space. Another large tenant representing approximately 1.1% of revenues has been in and out of default several times over the past two years and is currently in default. The Company is pursuing legal action against the tenant and has been awarded a judgment, allowing the Company to terminate the lease and evict the tenant from the premises. If the tenant does not cure the default and the eviction occurs, the Company will realize a reduction of rental revenue during the third quarter of approximately $215,000 and approximately $640,000 for each quarter thereafter through June 30, 2007. Several other tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.

        Effect of Economic Conditions on the Company’s Primary Markets: The Company has concentrated its operations in nine major markets. Each of these markets has been affected by the slowdown in economic activity. The Company’s overall view of these markets is summarized below as of June 30, 2004. The Company has compiled the market occupancy information set forth below using broker reports for these respective markets. These sources are deemed to be reliable by the Company, but there can be no assurance that these reports are accurate.

        The Company owns approximately 3.7 million square feet in Southern California. This is one of the more stable markets in the country but continues to experience relatively flat rental rates. Vacancy rates have decreased slightly throughout Southern California for flex, industrial and office space, and range from 14% to 17.5% for office and less than 6% for industrial, depending on sub-markets and product type. The rental rates for the Company’s properties have improved slightly. The Company’s vacancy rate at June 30, 2004 was approximately 8.1%.

        The Company owns approximately 2.8 million square feet in Northern Virginia, where the overall market vacancy rate is 12.2% as of June 30, 2004. Vacancy rates have stabilized at less than 20% and are improving in the sub-markets in the western technology corridor, such as Herndon, Chantilly and Sterling. Other suburban Washington D.C. sub-markets have continued to be positively impacted by increased federal government spending on defense and national security. The Company’s vacancy rate at June 30, 2004 was approximately 4.3%.

        The Company owns approximately 1.6 million square feet in Maryland. This region is split between two very different markets. The Montgomery County submarket accounts for approximately 55% of the Company’s Maryland properties and remains stable, with increases in rental income driven by anticipated lease-up and some increase in rental rates. Prince George’s County remains relatively weak with fewer demand drivers in the market. The Company expects the business of the federal government, defense contractors and the biotech industry to remain strong for the rest of 2004. The Company’s vacancy rate at June 30, 2004 was approximately 9.3%.

        The Company owns approximately 1.5 million square feet in Northern California with a concentration in South San Francisco, Santa Clara, San Jose, and Sacramento. The vacancy rates in these submarkets stand at 21%, 24% and 27%, respectively, or more throughout most of the Bay Area. Market rental rates dropped dramatically in 2003 and continue to decrease in 2004. The Company’s vacancy rate at June 30, 2004 was approximately 5.7%.

        The Company owns approximately 1.8 million square feet in the Beaverton sub market of Portland, Oregon. Leasing activity slowed dramatically during 2003 and continues to be slow in 2004. The vacancy rate in this market is over 20%. On the supply side, the Company does not believe significant new construction starts will occur during the remainder of 2004. Leasing activity in the market is occurring generally at rates 20% to 40% below in-place rents. The Company’s vacancy rate at June 30, 2004 was approximately 20.5%.

        The Company owns approximately 1.7 million square feet in the Dallas Metroplex market. The vacancy rate in Las Colinas, where most of the Company’s properties are concentrated, has stabilized at 25% for office and 20% for industrial flex. During the six months ended June 30, 2004, the number of new properties coming on-line has decreased, virtually no new construction has commenced and very little pre-leasing of space has occurred. The Company believes that any such new construction will cause vacancy rates to rise. Leasing activity has slowed overall and sub-leasing is continuing to increase in the Telecom Corridor in North Dallas County. New leases executed in the Dallas submarkets are generally at rates 20-30% below in-place rents. The Company’s vacancy rate at June 30, 2004 was approximately 13.9%.

        The Company owns approximately 1.2 million square feet in the Austin and Greater Houston market. Austin has been hit hard by downturns in the technology industry. Softness in this market has increased competition for tenants, creating an incentive laden real estate market. Current rental rates in Austin are 20-30% less than average in-place rental rates. The Company’s vacancy rate at June 30, 2004 was approximately 15.5%.

        In December, 2003, the Company acquired a 3.4 million square foot property located in the Airport West sub-market of Miami-Dade County in Florida. The property’s vacancy rate upon acquisition was approximately 16.6%, compared to a vacancy rate of approximately 12.7% for the entire sub-market. The property is located less than one mile from the cargo entrance of the Miami International Airport, which is recognized as one of the nation’s busiest cargo and passenger airports. The Company’s vacancy rate at June 30, 2004 was approximately 17.5%.

        The Company owns approximately 0.7 million square feet in the Phoenix market. Overall, the Phoenix market has been characterized by steady growth. However, average market rental rates have declined over the past several years as demand for space subsided. The vacancy rate in this market is over 16.8%. The Company’s vacancy rate at June 30, 2004 was approximately 8.7%.

        Growth of the Company’s Operations: During 2003 and continuing into 2004, the Company has focused on maximizing cash flow from its existing core portfolio of properties and acquisitions and dispositions of properties, seeking to expand its presence in existing and new markets through strategic acquisitions and developments and strengthening its balance sheet, primarily through the issuance of preferred stock/units. The Company has historically maintained low debt and overall leverage levels, including preferred stock/units; this approach is intended to provide the Company with the flexibility for future growth without the issuance of additional common stock.

        In the first quarter of 2004, the Company reevaluated its plans to sell five office and flex buildings and 4.5 acres of land in Beaverton, Oregon. The Company has determined these properties will not likely be sold during 2004. These properties were included in properties held for sale during 2003.

        During 2003, the Company added approximately 4.1 million square feet to its portfolio at an aggregate cost of approximately $283 million. The Company acquired 544,000 square feet in Southern California for $60 million, 113,000 square feet in Northern Texas for $8 million, 3,352,000 square feet in Florida for $205 million, and 110,000 square feet in Phoenix, Arizona for $10 million. During 2002, the Company did not complete any acquisitions. The Company plans to continue to seek to build its presence in existing markets by acquiring high quality facilities in selected markets. The Company targets properties in markets with below market rents which may offer it growth in rental rates above market averages, and which offer the Company the ability to achieve economies of scale resulting in more efficient operations.

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

Results of Operations

Net income allocable to common shareholders for the three months ended June 30, 2004 was $5.2 million or $0.23 per diluted share on revenues of $55.6 million compared to $13.0 million or $0.60 per diluted share on revenues of $51.6 million for the same period in 2003.

Revenues increased $4.0 million for the three months ended June 30, 2004 over the same period in the prior year as a result of properties acquired during the latter part of 2003, partially offset by a decrease in Same Park revenues of $1.5 million. Net income allocable to common shareholders decreased over the same period by $7.8 million or $0.37 per diluted share partially resulting from a gain on disposition of real estate and a gain on sale of marketable securities of $3.5 million and $2.0 million, respectively, or $0.19 per diluted share, for the same period in 2003. The remaining change is attributable to an increase in depreciation expense of approximately $4.2 million, or $0.14 per diluted share, for properties acquired in 2003.

        The Company’s property operations account for almost all of the net operating income earned by the Company. The following table presents the operating results of the properties for the three and six months ended June 30, 2004 and 2003 in addition to other income and expense items affecting income from continuing operations. The Company breaks out Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot amounts):

	Three Months Ended June 30,
	2004	2003	Change
Rental income:
Same Park facilities (14.2 million net rentable square feet)	$46,751	$48,256	(3.1%)
Other facilities (4.2 million net rentable square feet)	7,874	622	1165.9%

Rental income before straight-line rent	54,625	48,878	11.8%
Straight-line rent:
Same Park facilities	558	(76)	834.2%
Other facilities	169	--	100.0%

Total rental income	55,352	48,802	13.4%

Cost of operations (excluding depreciation):
Same Park facilities	13,243	12,732	4.0%
Other facilities	3,141	254	1136.6%

Total cost of operations (excluding depreciation)	16,384	12,986	26.2%

Net operating income (rental income less cost of operations) (1):
Same Park facilities (2)	33,508	35,524	(5.7%)
Other facilities	4,733	368	1186.1%

Total net operating income before straight-line rent	38,241	35,892	6.5%
Straight-line rent	727	(76)	1056.6%

Total net operating income	38,968	35,816	8.8%

Income:
Facility management fees	160	190	(15.8%)
Interest and other income	51	553	(90.8%)
Gain on sale of marketable securities	--	2,043	(100.0%)
Expenses:
Depreciation and amortization	18,334	14,141	29.7%
General and administrative	1,004	1,399	(28.2%)
Interest expense	833	998	(16.5%)

Income before discontinued operations and minority interest	$19,008	$22,064	(13.9%)

Same Park Gross margin(3)	71.7%	73.6%	(2.6%)
Same Park Weighted average for period:
Occupancy	90.0%	92.3%	(2.5%)
Annualized realized rent per square foot(4)	$14.67	$14.77	(0.7%)

(1)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. The key components of NOI are “rental income” less “cost of operations” excluding the effects of straight-line rent and depreciation. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with generally accepted accounting principles.

(2)	See “Supplemental Property Data and Trends” below for a definition of Same Park facilities.

(3)	Gross margin is computed by dividing NOI by rental income before straight-line rent.

(4)	Realized rent per square foot represents the actual revenues earned per occupied square foot before straight-line rent.

	Six Months Ended June 30,
	2004	2003	Change
Rental income:
Same Park facilities (14.2 million net rentable square feet)	$93,431	$96,326	(3.0%)
Other facilities (4.2 million net rentable square feet)	15,716	1,241	1166.4%

Rental income before straight-line rent	109,147	97,567	11.9%
Straight-line rent:
Same Park facilities	1,078	559	92.8%
Other facilities	301	--	100.0%

Total rental income	110,526	98,126	12.6%

Cost of operations (excluding depreciation):
Same Park facilities	26,945	26,114	3.2%
Other facilities	6,115	404	1413.6%

Total cost of operations (excluding depreciation)	33,060	26,518	24.7%

Net operating income (rental income less cost of operations) (1):
Same Park facilities (2)	66,486	70,212	(5.3%)
Other facilities	9,601	837	1047.1%

Total net operating income before straight-line rent	76,087	71,049	7.1%
Straight-line rent	1,379	559	146.7%

Total net operating income	77,466	71,608	8.2%

Income:
Facility management fees	318	384	(17.2%)
Interest and other income	76	826	(90.8%)
Gain on sale of marketable securities	--	2,043	(100.0%)
Expenses:
Depreciation and amortization	36,218	27,745	30.5%
General and administrative	2,095	2,452	(14.6%)
Interest expense	2,099	2,000	5.0%

Income before discontinued operations and minority interest	$37,448	$42,664	(12.2%)

Same Park Gross margin(3)	71.2%	72.9%	(2.3%)
Same Park Weighted average for period:
Occupancy	90.2%	92.4%	(2.4%)
Annualized realized rent per square foot(4)	$14.63	$14.72	(0.6%)

(1)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. The key components of NOI are “rental income” less “cost of operations” excluding the effects of straight-line rent and depreciation. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with generally accepted accounting principles.

(2)	See “Supplemental Property Data and Trends” below for a definition of Same Park facilities.

(3)	Gross margin is computed by dividing NOI by rental income before straight-line rent.

(4)	Realized rent per square foot represents the actual revenues earned per occupied square foot before straight-line rent.

        Concentration of Portfolio by Region: Rental income and rental income less cost of operations or net operating income prior to depreciation and straight-line rent (defined as “NOI” for purposes of the following tables) are summarized for the three and six months ended June 30, 2004 by major geographic region below. Note that the Company excludes the effects of depreciation and straight-line rent in the calculation of NOI because the table below is designed to illustrate the concentration of value of the portfolio in the respective regions. The effects of depreciation and straight-line rent are generally not considered when determining value in the real estate industry. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with generally accepted accounting principles. The table below reflects rental income and NOI from continuing operations for the three and six months ended June 30, 2004 based on geographical concentration with a reconciliation to comparable amounts based on generally accepted accounting principles. The percent of totals by region reflects the actual contribution to rental income and NOI during the three and six month periods from properties acquired during the periods (in thousands):

Three Months Ended June 30, 2004:

Region	Square Footage	Percent of Total	Rental Income	Percent of Total	NOI	Percent of Total
Southern California	3,663	19.9%	$12,736	23.3%	$9,301	24.3%
Northern California	1,497	8.1%	4,960	9.1%	3,945	10.3%
Southern Texas	1,162	6.3%	2,406	4.4%	1,282	3.4%
Northern Texas	1,690	9.1%	3,324	6.1%	1,918	5.0%
Florida	3,352	18.2%	5,139	9.4%	3,058	8.0%
Virginia	2,791	15.1%	11,284	20.6%	8,365	21.9%
Maryland	1,646	8.9%	6,770	12.4%	5,010	13.1%
Oregon	1,969	10.7%	6,374	11.7%	4,389	11.5%
Arizona	679	3.7%	1,632	3.0%	973	2.5%

Subtotal	18,449	100.0%	54,625	100.0%	38,241	100.0%

Add: Straight-line rent			727		727
Less: Depreciation and
amortization expense			--		(18,334)

Total based on generally accepted
accounting principles			$55,352		$20,634

Six Months Ended June 30, 2004:

Region	Square Footage	Percent of Total	Rental Income	Percent of Total	NOI	Percent of Total
Southern California	3,663	19.9%	$25,446	23.3%	$18,499	24.3%
Northern California	1,497	8.1%	9,968	9.1%	7,788	10.2%
Southern Texas	1,162	6.3%	4,998	4.6%	2,767	3.6%
Northern Texas	1,690	9.1%	6,888	6.3%	4,148	5.5%
Florida	3,352	18.2%	10,398	9.5%	6,353	8.3%
Virginia	2,791	15.1%	22,185	20.3%	16,024	21.1%
Maryland	1,646	8.9%	13,541	12.4%	9,725	12.8%
Oregon	1,969	10.7%	12,398	11.4%	8,828	11.6%
Arizona	679	3.7%	3,325	3.1%	1,955	2.6%

Subtotal	18,449	100.0%	109,147	100.0%	76,087	100.0%

Add: Straight-line rent			1,379		1,379
Less: Depreciation and
amortization expense			--		(36,218)

Total based on generally accepted
accounting principles			$110,526		41,248

        Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of June 30, 2004. The Company analyzes this concentration to minimize significant industry exposure risk.

Computer hardware, software, and related service	11.4%
Business services	11.0%
Government	10.6%
Warehouse, transportation, logistics	9.0%
Contractors	9.0%
Financial services	8.1%
Retail	5.7%
Electronics	4.4%
Home furnishing	4.6%
Communications	4.1%

77.9%

        The information below depicts the Company’s top ten customers by annual rents as of June 30, 2004 (in thousands):

Tenants	Square Footage	Annual Rents	% of Total Annual Rents
U.S. Government	532	$12,284	5.6%
Citigroup	262	4,194	1.9%
Intel	233	3,972	1.8%
IBM	180	2,957	1.3%
Hughes Network Systems**	97	2,693	1.2%
County of Santa Clara	106	2,572	1.2%
Pycon, Inc.	134	2,464	1.1%
Symantec Corporation Inc.	81	1,628	0.7%
Axcelis Technologies	89	1,584	0.7%
Welch Allyn Protocol, Inc.	95	1,511	0.7%

	1,809	$35,859	16.2%

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

        The following table summarizes the pre-depreciation historical operating results of the Same Park facilities excluding the effects of accounting for rental revenues on a straight-line basis for the three and six months ended June 30, 2004 and 2003. The Company excludes the effect of depreciation and straight-line rent accounting because these non-cash accounts have the effect of smoothing earnings and masking trends in operating results. Below the table of rental income and NOI on a Same Park basis is a reconciliation to the comparable amounts determined based on generally accepted accounting principles.

        The following tables summarize the Same Park operating results by major geographic region for the three months ended June 30, 2004 and 2003 (in thousands):

Region	Revenues June 30, 2004	Revenues June 30, 2003	Increase (Decrease)	NOI June 30, 2004	NOI June 30, 2003	Increase (Decrease)
Southern California	$10,643	$10,563	0.8%	$8,095	8,202	(1.3%)
Northern California	4,964	5,106	(2.8%)	3,946	3,954	(0.2%)
Southern Texas	2,410	3,153	(23.6%)	1,283	2,057	(37.6%)
Northern Texas	3,111	4,067	(23.5%)	1,795	2,817	(36.3%)
Virginia	11,118	10,716	3.7%	8,211	7,804	5.2%
Maryland	6,775	6,673	1.5%	5,011	5,009	0.0%
Oregon	6,374	6,622	(3.7%)	4,384	4,867	(9.9%)
Arizona	1,356	1,356	0.0%	783	814	(3.8%)

	$46,751	$48,256	(3.1%)	$33,508	$35,524	(5.7%)

Add: Straight-line rent	558	(76)	834.2%	--	--	--
Less: Depreciation and
amortization expense	--	--	--	(14,354)	(14,066)	2.0%

Total based on generally
accepted accounting	$47,309	$48,180	(1.8%)	$19,154	$21,458	(10.7%)

        The following tables summarize the Same Park operating results by major geographic region for the six months ended June 30, 2004 and 2003 (in thousands):

Region	Revenues June 30, 2004	Revenues June 30, 2003	Increase (Decrease)		NOI June 30, 2004	NOI June 30, 2003	Increase (Decrease)
Southern California	$21,312	$20,950	1.7%		$16,065	$15,903	1.0%
Northern California	9,971	10,210	(2.3%)		7,789	7,897	(1.4%)
Southern Texas	5,021	6,310	(20.	4%)	2,787	4,123	(32.	4%)
Northern Texas	6,536	8,153	(19.	8%)	3,980	5,833	(31.	8%)
Virginia	21,974	21,262	3.3%		15,828	14,998	5.5%
Maryland	13,544	13,214	2.5%		9,725	9,676	0.5%
Oregon	12,324	13,486	(8.6%)		8,751	10,135	(13.	7%)
Arizona	2,749	2,741	0.3%		1,561	1,647	(5.2%)

	$93,431	$96,326	(3.0%)		$66,486	$70,212	(5.3%)

Add: Straight-line rent	1,078	559	92.8%		--	--	--
Less: Depreciation and
amortization expense	--	--	--		(28,592)	(27,645)	3.4%

Total based on generally
accepted accounting
principles	$94,509	$96,885	(2.5%)		$37,894	$42,567	(11.	0%)

      Southern California

This region includes San Diego, Orange and Los Angeles Counties. The increase in revenues is the result of a stable market with a diverse economy. Weighted average occupancies have decreased from 97.3% for the first six months in 2003 to 95.7% for the first six months in 2004. Realized rent per foot increased 3.3% from $13.80 per foot for the first six months in 2003 to $14.27 per foot for the first six months in 2004.

      Northern California

This region includes San Jose, San Francisco and Sacramento, including 1,025,000 square feet in the Silicon Valley, a market that has been devastated by the technology slump. The Company benefited from the early renewal of large leases in its Silicon Valley portfolio and relative strength in the Sacramento market. Weighted average occupancies have outperformed the market, yet they have decreased from 96.2% for the first six months in 2003 to 95.5% for the first six months in 2004. Realized rent per foot decreased 1.6% from $14.18 per foot for the first six months in 2003 to $13.95 per foot for the first six months in 2004.

      Southern Texas

This region includes Austin and Houston. Austin was among the hardest hit due to the technology slump and the Company’s operating results reflect the effects of sharply reduced market rental rates, higher vacancies and business failures. The Houston market remains relatively stable. Weighted average occupancies have decreased from 92.5% for the first six months in 2003 to 86.2% for the first six months in 2004. Realized rent per foot decreased 17.2% from $11.74 per foot for the first six months in 2003 to $10.02 per foot for the first six months in 2004.

In our 2003 annual report and in prior annual and quarterly reports, we included our Houston properties in the Northern Texas region for purposes of analyzing Same Park operating results. We intend to include our Houston properties in the Southern Texas region for this purpose in future annual and quarterly reports. In the tables above, we have also grouped the Houston properties in the Southern Texas region for purposes of reporting operating results for the three and six months ended June 30, 2003.

      Northern Texas

This region consists of the Company’s Dallas portfolio, which continues to be negatively impacted by the lingering effects of the slowdown in the telecommunications industry, coupled with the unanticipated bankruptcy filing by Footaction. Weighted average occupancies have decreased from 92.9% for the first six months in 2003 to 82.3% for the first six months in 2004. Realized rent per foot decreased 10.5% from $11.14 per foot for the first six months in 2003 to $10.08 per foot for the first six months in 2004, reflective of the weakening in real estate market fundamentals.

      Virginia

This region includes all major Northern Virginia submarkets surrounding the Washington D.C. metropolitan area. Virginia has been negatively impacted in the Chantilly and Herndon submarkets as a result of the technology and telecommunications industry slowdown. Other submarkets have been positively impacted by increased federal government spending on defense. Weighted average occupancies have increased from 94.2% for the first six months in 2003 to 95.9% for the first six months in 2004. Realized rent per foot increased 1.5% from $17.22 per foot for the first six months in 2003 to $17.49 per foot for the first six months in 2004.

      Maryland

This region consists primarily of facilities in Prince Georges County and Montgomery County. These markets have been relatively stable. Weighted average occupancies have increased from 87.6% for the first six months in 2003 to 87.7% for the first six months in 2004. Realized rent per foot increased 2.3% from $18.33 per foot for the first six months in 2003 to $18.77 per foot for the first six months in 2004.

      Oregon

This region consists primarily of three business parks in the Beaverton submarket of Portland. Oregon has been one of the markets hardest hit by the technology slowdown. The full effect of this slowdown began to take effect in 2003 and continued into 2004, with lease terminations and expirations resulting in significant declines in rental revenue. Weighted average occupancies have decreased from 82.7% for the first six months in 2003 to 79.4% for the first six months in 2004. Realized rent per foot decreased 5.1% from $16.57 per foot for the first six months in 2003 to $15.77 per foot for the first six months in 2004.

      Arizona

This region consists primarily of Phoenix and Tempe. Weighted average occupancies have increased from 94.0% for the first six months in 2003 to 95.3% for the first six months in 2004. Realized rent per foot decreased 1.1% from $10.25 per foot for the first six months in 2003 to $10.14 for the first six months in 2004.

        Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the three months ended June 30, 2004, $160,000 in net income was recognized from facility management operations compared to $190,000 for the same period in 2003. During the six months ended June 30, 2004, $318,000 in net income was recognized from facility management operations compared to $384,000 for the same period in 2003.

        Interest and Other Income: Interest and other income reflects earnings on cash balances and dividends on marketable securities in addition to miscellaneous income items. Interest income was $17,000 for the three months ended June 30, 2004 compared to $139,000 for the same period in 2003. The decrease is attributable to lower cash balances and lower interest rates. Average cash balances and effective interest rates for the three months ended June 30, 2004 were approximately $15 million and 0.5% compared to $46 million and 1.2% for the same period in 2003. Interest income was $34,000 for the six months ended June 30, 2004 compared to $325,000 for the same period in 2003. Average cash balances and effective interest rates for the six months ended June 30, 2004 were approximately $12 million and 0.7% compared to $43 million and 1.20% for the same period in 2003.

        Cost of Operations: Cost of operations for the three months ended June 30, 2004 was $16,384,000 compared to $12,986,000 for the same period in 2003. The increase is due primarily to the growth in square footage of the Company’s portfolio of properties. Cost of operations for the six months ended June 30, 2004 was $33,060,000 compared to $26,518,000 for the same period in 2003. Cost of operations as a percentage of rental income for the six months ended June 30, 2004 and 2003 was 30.0% and 27.0%, respectively. This increase is primarily due to decreased rental revenues, including increased rental concessions, related to the Company’s Same Park operations in the Southern and Northern Texas regions.

        Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended June 30, 2004 was $18,334,000 compared to $14,141,000 for the same period in 2003. Depreciation and amortization expense for the six months ended June 30, 2004 was $36,218,000 compared to $27,745,000 for the same period in 2003. This increase is primarily due to depreciation expense on real estate facilities acquired during the latter part of 2003.

General and Administrative Expense: General and administrative expense consisted of the following expenses (in thousands):

	For the Three Months Ended June 30,
	2004	2003	Increase (Decrease)
Payroll expenses	$416	$525	$(109)
Internal acquisition costs	171	285	(114)
Professional fees	74	98	(24)
Stock option and stock compensation expense	93	116	(23)
Other expenses	250	375	(125)

	$1,004	$1,399	$(395)

	For the Six Months Ended June 30,
	2004	2003	Increase (Decrease)
Payroll expenses	$900	$1,038	(138)
Internal acquisition costs	270	272	(2)
Professional fees	143	198	(55)
Stock option and stock compensation expense	220	248	(28)
Other expenses	562	696	(134)

	$2,095	$2,452	$(357)

        The Company anticipates that general and administrative expenses will increase going forward by approximately 20% over the second quarter. Such increase is a result of the implementation of Sarbanes-Oxley Act Section 404 and higher compensation expenses.

        Interest Expense: Interest expense was $833,000 for the three months ended June 30, 2004 compared to $998,000 for the same period in 2003. Interest expense was $2.1 million for the six months ended June 30, 2004 compared to $2.0 million for the same period in 2003. The increase is primarily attributable to higher average debt balances in 2004 due to higher average balances on the line of credit and note payable to an affiliate in 2004, partially offset by declining mortgage balances.

        Impairment Charge on Properties Held for Sale: Impairment charge on properties held for sale was none for the six months ended June 30, 2004 compared to $5,907,000 for the same period in 2003. The impairment loss is specific to five office and flex buildings, and a 3.5 acre parcel of land in Beaverton, Oregon that were held for sale in 2003. In the first quarter of 2004 the Company reevaluated its plans to sell these properties. The Company determined that these properties were not likely to be sold during 2004.

        Equity in Income of Liquidated Joint Venture: Equity income of liquidated joint venture reflects the Company’s share of net income from its joint venture. Equity in income of liquidated joint venture was none for the three months ended June 30, 2004 compared to $500,000 for the same period in 2003. Equity in income of liquidated joint venture was none for the six months ended June 30, 2004 compared to $2,296,000 for the same period in 2003. The decrease is due to the gain on sale of the remaining six buildings in the joint venture of $1,376,000 and additional income for meeting performance measures of $920,000 recognized during the six months ended June 30, 2003. As of December 31, 2003, the joint venture had sold all of its properties, repaid all of its debts, and distributed all remaining cash to the joint venture partners.

        Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $6,548,000 ($4,804,000 allocated to preferred unit holders and $1,744,000 allocated to common unit holders) for the three months ended June 30, 2004 compared to $9,256,000 ($4,810,000 allocated to preferred unit holders and $4,446,000 allocated to common unit holders) for the same period in 2003. Minority interest in income was $13,030,000 ($9,881,000 allocated to preferred unit holders and $3,149,000 allocated to common unit holders) for the six months ended June 30, 2004 compared to $16,031,000 ($9,620,000 allocated to preferred unit holders and $6,411,000 allocated to common unit holders) for the same period in 2003. During the three months ended March 31, 2004 the Company called for redemption its Series A preferred stock and Series B preferred operating partnership units. The call for redemption resulted in additional distributions to its preferred shareholders and unit holders, thus causing a reduction in minority interest in income allocable to common unit holders. This reduction was partially offset by higher earnings at the operating partnership level.

Liquidity and Capital Resources

        Net cash provided by operating activities for the six months ended June 30, 2004 and 2003 was $73,588,000 and $68,072,000, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements and debt service requirements and to maintain the current level of distributions to shareholders in addition to providing additional returned cash for future growth, debt repayment, and stock repurchases. The table below further illustrates the remaining amount of funds available for adding to the value of the Company either through investment or repayment of debt after distribution to shareholders.

        The following table summarizes the Company’s cash flow from operating activities after recurring capital expenditures (in thousands):

	Six Months Ended June 30,
	2004	2003
Net income	$24,257	$26,647
In-place rent adjustment	78	--
Depreciation and amortization expense	36,218	27,855
Minority interest in income	13,030	16,031
Equity income from gain on sale of liquidated joint venture	--	(2,296)
(Gain) loss on disposition of properties	168	(3,484)
Impairment charge on properties held for sale	--	5,907
Gain on sale of marketable securities	--	(2,043)
Change in working capital	(163)	(545)

Net cash provided by operating activities	73,588	68,072
Maintenance capital expenditures	(1,682)	(1,184)
Tenant improvements	(9,387)	(6,401)
Capitalized lease commissions	(3,734)	(2,157)

Funds available for distributions to shareholders, minority interests,
acquisitions and other corporate purposes	58,785	58,330
Cash distributions to shareholders and minority interests	(37,368)	(34,101)

Excess funds available for principal payments on debt, investments in
real estate and other corporate purposes	$21,417	$24,229

        The Company’s capital structure is characterized by a low level of leverage. As of June 30, 2004, the Company had three fixed rate mortgage notes payable totaling $19.4 million, which represented approximately 1% of its total capitalization (based on book value, including minority interest and debt). The weighted average interest rate for the mortgage notes is approximately 7.46% per annum. The Company had approximately 2.6% of its properties, in terms of net book value, encumbered at June 30, 2004.

        The Company has an unsecured line of credit (the “Credit Facility”) with Wells Fargo Bank, with a borrowing limit of $100 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.60% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.70%). In addition, the Company is required to pay an annual commitment fee ranging from 0.20% to 0.35% of the borrowing limit (currently 0.25%). The Company had no outstanding balance on its line of credit at June 30, 2004.

        The Company received approximately $6.3 million due to the exercise of stock options during the six months ended June 30, 2004.

        In September 2004, the Company has the ability to redeem $120 million of Cumulative Redeemable Preferred Units consisting of $80 million of 8 3/4% Series C Cumulative Preferred Units and $40 million of 8 7/8% Series X Cumulative Preferred Units. On August 6, 2004, the Company gave notice to the holders of the $80 million 8 3/4% Series C Cumulative Preferred Units of its intention to redeem the 3.2 million Series C units outstanding as of September 3, 2004. In connection with the redemption of Series C and Series X Preferred Units, the Company will recognize an additional distribution of $2.0 million and $900,000, respectively. The Company intends to redeem such with either proceeds from its line of credit or proceeds from the issuance of additional equity securities.

        On June 30, 2004, the Company issued 2,300,000 depositary shares each representing 1/1,000 of a share of the Company’s 7.950% Cumulative Preferred Stock, Series K, at $25.00 per share. The Company received net proceeds of approximately $55.7 million.

        In May 2004, the Company acquired an office park in Fairfax, Virginia totaling approximately 165,000 square feet for approximately $22.4 million. The Company also completed private placements of the 7 1/2% Series J Cumulative Redeemable Preferred Units totaling approximately $42.8 million of preferred units through its operating partnership. The Preferred Units are non-callable for five years and have no mandatory redemption. The net proceeds from the placements were approximately $41.5 million and were used to fund the acquisition of the office park in Fairfax, Virginia and to reduce the amount outstanding on the Company’s line of credit.

        On April 30, 2004 the Company redeemed 2,112,900 depositary shares of its 9-1/4% Cumulative Preferred Stock, Series A for approximately $52.8 million and on April 23, 2004 the Company redeemed 510,000 units of its 8-7/8% Series B Cumulative Preferred Operating Partnership Units for approximately $12.8 million. In accordance with EITF Topic D-42, the redemptions resulted in a reduction of net income allocable to common shareholders of approximately $2,133,000 for the six months ended June 30, 2004 equal to the excess of the redemption amounts over the carrying amounts of the redeemed securities.

        On April 21, 2004, the Company issued 3,000,000 depositary shares, each representing 1/1,000 of a share of the Company’s 6.875% Cumulative Preferred Stock, Series I, at $25.00 per share. The Company received net proceeds of approximately $72.6 million, which were used to redeem the Company’s outstanding 9.25% Cumulative Preferred Stock, Series A and 8.875% Series B Preferred Operating Partnership Units, and reduce the outstanding balance on the Company’s line of credit.

        In April 2004, the Company sold a 43,000 square foot flex facility in Austin, Texas with net proceeds of approximately $1.1 million. In connection with the sale, the Company recorded a loss of approximately $168,000.

        On January 30, 2004, the Company issued 6,900,000 depositary shares, each representing 1/1,000 of a share of the Company’s 7.000% Cumulative Preferred Stock, Series H, at $25.00 per share. The Company received net proceeds of approximately $167 million, which was used to repay outstanding short-term debt, consisting of borrowings under the Company’s line of credit with Wells Fargo Bank and a portion of a short-term loan from Public Storage, Inc.

        The Company used its short-term borrowing capacity to complete acquisitions totaling approximately $283 million in 2003. The Company borrowed $95 million from its line of credit and $100 million from PSI. The remaining balance was funded with cash from operations.

        The Company’s funding strategy has been to use permanent capital, including common and preferred stock, and internally generated retained cash flows. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its Credit Facility. The Company targets a ratio of Funds from Operations (“FFO”) to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. At June 30, 2004, the FFO to fixed charges and preferred distributions coverage ratio, excluding the effect of EITF Topic D-42, was 3.0 to 1.0.

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

FFO for the Company is computed as follows (in thousands):

	Six Months Ended June 30,
	2004	2003
Net income allocable to common shareholders	$9,346	$18,794
Gain on sale of marketable securities	--	(2,043)
(Gain) loss on disposition of real estate	168	(3,484)
Equity income from sale of joint venture properties	--	(1,376)
Depreciation and amortization	36,233	27,796
Minority interest in income - common units	3,149	6,411

Consolidated FFO allocable to common shareholders and minority interests	48,896	46,098
FFO allocated to minority interests - common units	12,321	11,663

FFO allocated to common shareholders	$36,575	$34,435

        Capital Expenditures: During the six months ended June 30, 2004, the Company incurred approximately $14.8 million in recurring capital expenditures or $0.80 per weighted average square foot. During the six months ended June 30, 2003, the Company incurred approximately $9.7 million in recurring capital expenditures or $0.67 per weighted average square foot. The Company expects these costs to rise during the remainder of 2004 as a result of competition in difficult markets. The following depicts actual capital expenditures for the stated periods (in thousands):

	Six Months Ended June 30,
	2004	2003
Recurring capital expenditures	$14,803	$9,742
First generation tenant improvements and
leasing commissions on developed properties	--	379
Property renovations and other capital expenditures	6,249	5,060

Total capital expenditures	$21,052	$15,181

        Stock Repurchase: The Company’s Board of Directors has authorized the repurchase from time to time of up to 4,500,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. Since the inception of the program (March 2000), the Company has repurchased an aggregate total of 2,621,711 shares of common stock and 30,484 common units in its operating partnership at an aggregate cost of approximately $70.7 million (average cost of $26.66 per share/unit). No shares were repurchased during six months ended June 30, 2004.

        In March 2004 the Company called for redemption approximately $52.8 million and $12.8 million of its Series A preferred stock and Series B preferred operating partnership units, respectively. In accordance with the SEC’s interpretation of EITF Topic D-42, the call for redemption resulted in a reduction of net income allocable to common shareholders for the six months ended June 30, 2004 of approximately $2,133,000. The redemptions were completed in April 2004.

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

        Related Party Transactions: At June 30, 2004, PSI owned 25% of the outstanding shares of the Company’s common stock (44% upon conversion of its interest in the Operating Partnership) and 25% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Ronald L. Havner, Jr., the Company’s chairman (and until August 2003 also the Chief Executive Officer), is also the vice-chairman, chief executive officer and a director of PSI. Mr. Havner’s 2003 compensation from the Company was approved by the Company’s Compensation Committee.

        Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services. These costs totaled approximately $170,000 for each of the six months ended June 30, 2004 and 2003, and are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $282,000 and $299,000 for the six months ended June 30, 2004, and 2003, respectively. In addition, through March 31, 2004, the Company combined its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation (“Stor-Re”). Stor-Re provides limited property and liability insurance to the Company at commercially competitive rates. The Company and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re’s limitations. Subsequent to March 31, 2004 the Company has obtained insurance coverage independent of PSI and Stor-Re.

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

        At June 30, 2004, Public Storage and its affiliates owned 25% of the outstanding shares of our common stock (44% upon conversion of its interest in our operating partnership) and 25% of the outstanding common units of our operating partnership (100% of the common units not owned by us). Also, Ronald L. Havner, Jr., our Chairman of the Board, is also Vice-Chairman, Chief Executive Officer and a Director of Public Storage and Harvey Lenkin, one of our Directors, is President, Chief Operating Officer, and a Director of Public Storage. Consequently, Public Storage has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the operating partnership. In addition, Public Storage’s ownership may make it more difficult for another party to take over our company without Public Storage’s approval.

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

        We recently acquired a large property in a new market: In December 2003, we acquired an industrial park in Miami, Florida. This is our only property in this market and represents approximately 18.2% of our properties’ aggregate net rentable square footage at June 30, 2004. As a result of our lack of experience with the Miami market and other factors, the operating performance of this property may be less than we anticipate, and we may have difficulty in integrating this property into our existing portfolio.

        We may encounter significant delays and expense in reletting vacant space, or we may not be able to relet space at existing rates, in each case resulting in losses of income: When leases expire, we will incur expenses in retrofitting space and we may not be able to release the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. Our properties as of June 30, 2004 generally have lower vacancy rates than the average for the markets in which they are located, and leases accounting for 8.6% of our annual rental income expire in 2004 and 25.5% in 2005 (leases accounting for 14.7% of our annual rental income from small tenants expire in 2004 and 29.7% in 2005). While we have estimated our cost of renewing leases that expire in 2004 and 2005, our estimates could be wrong. If we are unable to release space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.

        Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty in collecting from tenants in default, particularly if they declare bankruptcy. This could affect our cash flow and distributions to shareholders. Since many of our tenants are non-rated private companies, this risk may be enhanced.

Leases with Footstar generate approximately 0.4% of our revenues. Footstar and its affiliates recently filed protection under Chapter 11 of the U.S. Bankruptcy Laws. In connection with such filing, they have rejected one of two leases with the Company. The lease which has been rejected was for approximately 60,000 square feet in Dallas, Texas. During the first quarter of 2004 the space subject to this lease was vacated and the Company cancelled the lease and wrote off approximately $140,000 in rent receivable from Footstar and its affiliates and reduced straight-line rental income for the first quarter of 2004 by approximately $77,000, also related to Footstar. Footstar Corporation continues to lease a 57,000 square foot space in Dallas, Texas with a term scheduled to expire in November 2008. At this point we are uncertain of their intentions for this space. Another large tenant representing approximately 1.1% of revenues has been in and out of default several times over the past two years and is currently in default. The Company is pursuing legal action against the tenant and has been awarded a judgment, allowing the Company to terminate the lease and evict the tenant from the premises. If the tenant does not cure the default and the eviction occurs, the Company will realize a reduction of rental revenue during the third quarter of appoximately $215,000 and approximately $640,000 for each quarter thereafter through June 30, 2007 Several other of our large tenants have contacted us, requesting early termination of their lease, rent reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.

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

        Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. As of June 30, 2004, Public Storage and its affiliates owned 25% of the outstanding shares of our common stock (44% upon conversion of its interest in our operating partnership). These shares, as well as shares of common stock held by certain other significant stockholders, are eligible to be sold in the public market, subject to compliance with applicable securities laws.

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

        The California budget could affect our company in many ways, including the possible repeal of Proposition 13, which could result in higher property taxes. Reduced state and local government spending and the resulting effects on the state and local economies could have an adverse impact on demand for our space. The budget shortfall could impact our company in other ways that cannot be predicted. Approximately 34.5% of our properties’ net operating income was generated in California for the six months ended June 30, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At June 30, 2004, the Company’s debt as a percentage of shareholders’ equity and minority interest (based on book values) was 1.5%.

        The Company’s market risk sensitive instruments include mortgage notes payable and line of credit which total $19.4 million and zero at June 30, 2004. All of the Company’s mortgage notes payable bear interest at fixed rates. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable and line of credit as of June 30, 2004. Based on borrowing rates currently available to the Company, combined with the amount of fixed rate debt financing, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 4. CONTROLS AND PROCEDURES

    (a)        Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. As of the end of the fiscal quarter ended June 30, 2004, the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal quarter ended June 30, 2004, the Company’s disclosure controls and procedures were effective.

    (b)        Changes in internal control over financial reporting. There has not been any change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

        In March 2000, the Company publicly announced that the Board of Directors had authorized the repurchase of up to 4,500,000 shares of the Company’s Common Stock (the “Program”). The Company has repurchased an aggregate of 2,621,711 shares of Common Stock under the Program since March 2000. The Company did not repurchase any shares of Common Stock under the Program during the three months ended June 30, 2004. Unless terminated earlier by resolution of the Board of Directors, the Program will expire when the Company has repurchased all shares of Common Stock authorized for repurchase thereunder.

        On April 30, 2004, the depositary redeemed in full all outstanding depositary shares representing interests in the Company’s 9-1/4% Cumulative Preferred Stock, Series A having an aggregate liquidation preference of $52,822,500.

        On May 27, 2004, the Operating Partnership issued and sold 1,400,000 of its 7.50% Series J Cumulative Redeemable Preferred Units. The Operating Partnership received net proceeds from the sale of these preferred units of approximately $35 million. On June 17, 2004, the Operating Partnership issued and sold an additional 310,000 of its 7.50% Series J Cumulative Redeemable Preferred Units for net proceeds of approximately $7.6 million. The Operating Partnership sold the preferred units in private placements in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder. The preferred units were issued to a single institutional “accredited investor” within the meaning of Regulation D. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9 of the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an annual meeting of shareholders on May 4, 2004. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. At the annual meeting, the following matters were approved by the votes specified below:

(1)	Ronald L. Havner, Jr., Joseph D. Russell, Jr., Harvey Lenkin, Vern O. Curtis, Arthur M. Friedman, James H. Kropp, Alan K. Pribble and Jack D. Steele were elected to serve as directors of the Company, to hold office until the 2005 annual meeting of shareholders and until their successors are elected and qualified. The votes were cast as follows:

	Number of Shares of Common Stock
	Voted For	Withheld
Ronald L. Havner, Jr	13,908,064	6,558,315
Joseph D. Russell, Jr	13,897,193	6,569,186
Harvey Lenkin	13,024,633	7,441,746
Vern O. Curtis	19,984,613	481,766
Arthur M. Friedman	20,197,913	268,466
James H. Kropp	20,239,850	226,529
Alan K. Pribble	20,239,730	226,649
Jack D. Steele	19,983,238	483,141

     There was no solicitation in opposition to the management's nominees to the Board of Directors listed in the proxy statement.

(2)	The adoption of the Company's Retirement Plan for Non-Employee Directors (the "Plan") was approved. The votes were cast as follows: (1) 18,823,653 shares of common stock were voted in favor of the adoption of the Plan; (2) 757,646 shares of common stock were voted against adoption of the Plan; and (3) 21,032 shares of common stock abstained from voting. There were 864,048 shares of common stock subject to broker non-votes.

(3)	The ratification of the selection of Ernst & Young LLP ("E&Y") as the Company's independent auditors for the fiscal year ended December 31, 2003 was approved. The votes were cast as follows: (1) 19,888,860 shares of common stock were voted in favor of the ratification of the selection of E&Y; (2) 571,991 shares of common stock were voted against the ratification of the selection of E&Y; and (3) 5,528 shares of common stock abstained from voting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Certificate of Determination of Preferences of 7.50% Series J Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed herewith.

10.1	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 7.50% Series J Cumulative Redeemable Preferred Units, dated as of May 27, 2004. Filed herewith.

10.2	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 7.50% Series J Cumulative Redeemable Preferred Units, dated as of June 17, 2004. Filed herewith.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

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

On May 5, 2004, a Current Report on Form 8-K was furnished with the SEC pursuant to Items 7(c) and 12 relating to the Company’s operating results for the quarter ended March 31, 2004.

On May 11, 2004, a Current Report on Form 8-K was furnished to the SEC pursuant to Items 7(c) and 12 relating to the Company’s presentation at the Maxcor REIT Conference.

On May 27, 2004, a Current Report on Form 8-K was furnished to the SEC pursuant to Items 7(c) and 9 relating to the acquisition of an office complex in Fairfax, Virginia and the placement of preferred units.

On June 3, 2004, a Current Report on Form 8-K was furnished to the SEC pursuant to Items 7(c) and 9 relating to the Company’s presentation at the 2004 NAREIT Institutional Investor Forum.

On June 25, 2004, a Current Report on Form 8-K was furnished to the SEC pursuant to Items 7(c) and 9 relating to the pricing of its public offering of depositary shares representing 7.950% Cumulative Preferred Stock, Series K.

On June 25, 2004, a Current Report on Form 8-K was filed with the SEC pursuant to Items 5 and 7(c) relating to an underwriting agreement between the Company and an underwriting group regarding a public offering by the Company of up to 2,300,000 depositary shares, each representing 1/1,000 of a share of the Company’s 7.950% Cumulative Preferred Stock, Series K.

On July 1, 2004, a Current Report on Form 8-K was furnished to the SEC pursuant to Items 7(c) and 9 relating to the Company’s intention to release its second quarter 2004 earnings after the close of business on Tuesday, August 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2004

PS BUSINESS PARKS, INC.
BY:/s/ Edward A. Stokx
Edward A. Stokx
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 3.1	Certificate of Determination of Preferences of 7.50% Series J Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed herewith.

Exhibit 10.1	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 7.50% Series J Cumulative Redeemable Preferred Units, dated as of May 27, 2004. Filed herewith. Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks L.P.

Exhibit 10.2	Relating to 7.50% Series J Cumulative Redeemable Preferred Units, dated as of June 17, 2004. Filed herewith.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

EXHBIT 3.1

CERTIFICATE OF DETERMINATION OF PREFERENCES OF7.50%
SERIES J CUMULATIVE REDEEMABLE
PREFERRED STOCK OF PS BUSINESS PARKS, INC.

        The undersigned, David Goldberg and Edward A. Stokx, Vice President and Chief Financial Officer, respectively, of PS BUSINESS PARKS, INC., a California corporation, do hereby certify:

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

        SECOND: The Board of Directors of the Corporation did duly adopt the resolutions attached hereto as Exhibit A and incorporated herein by reference authorizing and providing for the creation of a series of Preferred shares to be known as “7.50% Series J Cumulative Redeemable Preferred Stock” consisting of 2,000,000 shares, none of the shares of such series having been issued.

        We further declare under penalty of perjury under the laws of the State of California that the matters set forth in this certificate are true and correct of our own knowledge.

        IN WITNESS WHEREOF, the undersigned have executed this certificate this 27th day of May, 2004.

/s/ David Goldberg
David Goldberg, Vice President

/s/ Edward A. Stokx
Edward A. Stokx, Chief Financial Officer

EXHIBIT A

RESOLUTION OF THE BOARD OF DIRECTORS
OF PS BUSINESS PARKS, INC.
ESTABLISHING A SERIES OF 7.50% SERIES J
CUMULATIVE REDEEMABLE PREFERRED STOCK

        RESOLVED that pursuant to the authority conferred upon the Board of Directors by Article III of the Restated Articles of Incorporation of this Corporation, there is hereby established a series of the authorized Preferred shares of this Corporation having a par value of $.01 per share, which series shall be designated “7.50% Series J Cumulative Redeemable Preferred Stock,” shall consist of 2,000,000 shares and shall have the following rights, preferences and privileges:

    1.        Rank. The 7.50% Series J Cumulative Redeemable Preferred Stock (the “Series J Preferred Stock”) will, with respect to distributions and rights upon voluntary or involuntary liquidation, winding-up or dissolution of the Corporation, or both, rank senior to all classes or series of Common Shares and to all classes or series of equity securities of the Corporation now or hereafter authorized, issued or outstanding, other than any class or series of equity securities of the Corporation expressly designated as ranking on a parity with or senior to the Series J Preferred Stock as to distributions and rights upon voluntary or involuntary liquidation, winding-up or dissolution of the Corporation. For purposes of this Certificate of Determination, the term “Parity Preferred Stock” shall be used to refer to any class or series of capital stock of the Corporation now or hereafter authorized, issued or outstanding expressly designated by the Corporation to rank on a parity with Series J Preferred Stock with respect to distributions and rights upon voluntary or involuntary liquidation, winding-up or dissolution of the Corporation (including the Corporation’s 8¾% Series C Cumulative Redeemable Preferred Stock, the 9.500% Cumulative Preferred Stock, Series D, the 9¼% Series E Cumulative Redeemable Preferred Stock, the 8.750% Cumulative Preferred Stock, Series F, the 7.95% Series G Cumulative Redeemable Preferred Stock, the 7.000% Cumulative Preferred Stock, Series H, the 6.875% Cumulative Preferred Stock, Series I, the 8?% Series X Cumulative Redeemable Preferred Stock and the 8?% Series Y Cumulative Redeemable Preferred Stock). For purposes of the preceding sentence, “capital stock” means any equity securities (including Common Shares and Preferred Stock), shares, participation or other ownership interests (however designated) and any rights (other than debt securities convertible into or exchangeable for equity securities) or options to purchase any of the foregoing.

    2.        Distribution Rights. (a) Payment of Distributions. Subject to the rights of holders of Parity Preferred Stock as to the payment of distributions, holders of Series J Preferred Stock shall be entitled to receive the Series J Priority Return, when, as and if declared by the Board of Directors of the Corporation, out of funds legally available for the payment of distributions. Such distributions shall be cumulative, shall accrue from the original date of issuance of the Series J Preferred Stock and will be payable (A) quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year commencing on the first such date following the date of issuance of such stock and, (B) in the event of a redemption, on the redemption date (each a “Series J Preferred Stock Distribution Payment Date”). If any Series J Preferred Stock Distribution Payment Date is not a Business Day (as defined herein), then payment of the distribution to be made on such date shall be made on the Business Day immediately preceding such Series J Preferred Stock Distribution Payment Date in each case with the same force and effect as if made on such date. Distributions on the Series J Preferred Stock will be made to the holders of record of the Series J Preferred Stock on the relevant record dates to be fixed by the Board of Directors of the Corporation, which record dates shall in no event be more than 45 days or less than 15 days prior to the relevant Series J Preferred Stock Distribution Payment Date (each, a “Distribution Record Date”).

        For purposes of this Certificate of Determination, the following terms shall have the meanings set forth herein: (i) “Liquidation Preference” shall mean, with respect to the Series J Preferred Stock, $25.00 per share of Series J Preferred Stock, plus the amount of any accumulated and unpaid Series J Priority Return (as hereinafter defined) with respect to such share, whether or not declared, minus any distributions in excess of the Series J Priority Return that has accrued with respect to such Series J Preferred Units, to the date of payment; (ii) “Series J Priority Return” shall mean an amount equal to 7.50% per annum of the Liquidation Preference per share of Series J Preferred Stock, commencing on the date of issuance of such share of Series J Preferred Stock, determined on the basis of a 360-day year of twelve 30-day months (and for any period shorter than a full quarterly period for which distributions are computed, the amount of the distribution payable will be computed based on the ratio of the actual number of days elapsed in such period to ninety (90) days), cumulative to the extent not distributed on any Series J Preferred Stock Distribution Payment Date plus the per share amount accrued on each share of Series J Preferred Stock on the date of issuance of such shares in exchange for Series J Preferred Units of PS Business Parks, L.P. corresponding to the accrued and unpaid priority return on such Preferred Units, if any; and (iii) “Business Day” shall mean each day, other than a Saturday or a Sunday, which is not a day on which banking institutions in New York, New York are authorized or required by law, regulation or executive order to close.

    (b)        Prohibition on Distributions. No distributions on Series J Preferred Stock shall be authorized by the Board of Directors of the Corporation or paid or set apart for payment by the Corporation at any such time as the terms and provisions of any agreement of the Corporation, including any agreement relating to indebtedness, prohibits such authorization, payment or setting apart for payment or provides that such authorization, payment or setting apart for payment would constitute a breach thereof or a default thereunder, or to the extent that such authorization or payment shall be restricted or prohibited by law.

    (c)        Distributions Cumulative. Distributions on the Series J Preferred Stock will accrue whether or not the terms and provisions of any agreement of the Corporation, including any agreement relating to its indebtedness, at any time prohibits the current payment of distributions, whether or not the Corporation has earnings, whether or not there are funds legally available for the payment of such distributions and whether or not such distributions are authorized or declared. Accrued but unpaid distributions on the Series J Preferred Stock will accumulate as of the Series J Preferred Stock Distribution Payment Date on which they first become payable. Distributions on account of arrears for any past distribution periods may be declared and paid at any time, without reference to a regular Series J Preferred Stock Distribution Payment Date, to holders of record of the Series J Preferred Stock on the record date fixed by the Board of Directors which date shall not exceed fifteen (15) business days prior to the payment date. Accumulated and unpaid distributions will not bear interest.

    (d)        Priority as to Distributions. (i) So long as any Series J Preferred Stock is outstanding, no distribution of cash or other property shall be authorized, declared, paid or set apart for payment on or with respect to any class or series of Common Shares or any class or series of other stock of the Corporation ranking junior as to the payment of distributions or rights upon voluntary or involuntary dissolution, liquidation or winding-up of the Corporation to the Series J Preferred Stock (such Common Shares or other junior stock, collectively, “Junior Stock”), nor shall any cash or other property be set aside for or applied to the purchase, redemption or other acquisition for consideration of any Series J Preferred Stock, any Parity Preferred Stock or any Junior Stock, unless, in each case, all distributions accumulated on all Series J Preferred Stock and all classes and series of outstanding Parity Preferred Stock have been paid in full. The foregoing sentence shall not prohibit (i) distributions payable solely in Junior Stock, and (ii) the conversion of Series J Preferred Stock, Junior Stock or Parity Preferred Stock into stock of the Corporation ranking junior to the Series J Preferred Stock as to distributions.

    (ii)        So long as distributions have not been paid in full (or a sum sufficient for such full payment is not irrevocably deposited in trust for payment) upon the Series J Preferred Stock, all distributions authorized and declared on the Series J Preferred Stock and all classes or series of outstanding Parity Preferred Stock with respect to distributions shall be authorized and declared so that the amount of distributions authorized and declared per share of Series J Preferred Stock and such other classes or series of Parity Preferred Stock shall in all cases bear to each other the same ratio that accrued distributions per share on the Series J Preferred Stock and such other classes or series of Parity Preferred Stock (which shall not include any accumulation in respect of unpaid distributions for prior distribution periods if such class or series of Parity Preferred Stock do not have cumulative distribution rights) bear to each other.

    (e)        No Further Rights. Holders of Series J Preferred Stock shall not be entitled to any distributions, whether payable in cash, other property or otherwise, in excess of the full cumulative distributions described herein.

    3.        Liquidation. (a) Payment of Liquidating Distributions. Subject to the rights of holders of Parity Preferred Stock with respect to rights upon any voluntary or involuntary liquidation, dissolution or winding-up of the Corporation and subject to any series of capital stock ranking senior to the Series J Preferred Stock with respect to rights upon any voluntary or involuntary liquidation, dissolution or winding-up of the Corporation, the holders of Series J Preferred Stock shall be entitled to receive out of the assets of the Corporation legally available for distribution or the proceeds thereof, after payment or provision for debts and other liabilities of the Corporation, but before any payment or distributions of the assets shall be made to holders of Common Shares or any other class or series of shares of the Corporation that ranks junior to the Series J Preferred Stock as to rights upon liquidation, dissolution or winding-up of the Corporation, an amount equal to the Liquidation Preference per share of Series J Preferred Stock. If upon such voluntary or involuntary liquidation, dissolution or winding-up, there are insufficient assets to permit full payment of liquidating distributions to the holders of Series J Preferred Stock and any Parity Preferred Stock, all payments of liquidating distributions on the Series J Preferred Stock and such Parity Preferred Stock shall be made so that the payments on the Series J Preferred Stock and such Parity Preferred Stock shall in all cases bear to each other the same ratio that the respective rights of the Series J Preferred Stock and such other Parity Preferred Stock (which shall not include any accumulation in respect of unpaid distributions for prior distribution periods if such Parity Preferred Stock does not have cumulative distribution rights) upon liquidation, dissolution or winding-up of the Corporation bear to each other.

    (b)        Notice. Written notice of any such voluntary or involuntary liquidation, dissolution or winding-up of the Corporation, stating the payment date or dates when, and the place or places where, the amounts distributable in such circumstances shall be payable, shall be given by (i) fax and (ii) by first class mail, postage pre-paid, not less than 10 and not more than 60 days prior to the payment date stated therein, to each record holder of the Series J Preferred Stock at the respective addresses of such holders as the same shall appear on the share transfer records of the Corporation.

    (c)        No Further Rights. After payment of the full amount of the liquidating distributions to which they are entitled, the holders of Series J Preferred Stock will have no right or claim to any of the remaining assets of the Corporation.

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

    4.        Optional Redemption. (a) Right of Optional Redemption. The Series J Preferred Stock may not be redeemed prior to May 27, 2009. On or after such date, the Corporation shall have the right to redeem the Series J Preferred Stock, in whole (but not in part), at any time, upon not less than 30 nor more than 60 days’ written notice, at a redemption price, payable in cash, equal to the Liquidation Preference (the “Series J Redemption Price”).

    (b)        Limitation on Redemption. The redemption price of the Series J Preferred Stock will be payable solely to the extent such payment would be permitted as a distribution under the California Corporations Code.

    (c)        Procedures for Redemption. (i) Notice of redemption will be (i) faxed, and (ii) mailed by the Corporation, postage prepaid, not less than 30 nor more than 60 days prior to the redemption date, addressed to the respective holders of record of the Series J Preferred Stock to be redeemed at their respective addresses as they appear on the share transfer records of the Corporation. No failure to give or defect in such notice shall affect the validity of the proceedings for the redemption of any Series J Preferred Stock except as to the holder to whom such notice was defective or not given. In addition to any information required by law or by the applicable rules of any exchange upon which the Series J Preferred Stock may be listed or admitted to trading, each such notice shall state: (i) the redemption date, (ii) the redemption price, (iii) the number of shares of Series J Preferred Stock to be redeemed, (iv) the place or places where such shares of Series J Preferred Stock are to be surrendered for payment of the redemption price, (v) that distributions on the Series J Preferred Stock to be redeemed will cease to accumulate on such redemption date and (vi) that payment of the redemption price and any accumulated and unpaid distributions will be made upon presentation and surrender of such Series J Preferred Stock.

    (ii)        If the Corporation gives a notice of redemption in respect of Series J Preferred Stock (which notice will be irrevocable) then, by 12:00 noon, New York City time, on the redemption date, the Corporation will deposit irrevocably in trust for the benefit of the Series J Preferred Stock being redeemed funds sufficient to pay the applicable Series J Redemption Price, and will give irrevocable instructions and authority to pay such Series J Redemption Price to the holders of the Series J Preferred Stock upon surrender of the certificate evidencing the Series J Preferred Stock by such holders at the place designated in the notice of redemption. On and after the date of redemption, distributions will cease to accumulate on the Series J Preferred Stock called for redemption, unless the Corporation defaults in the payment thereof. If any date fixed for redemption of Series J Preferred Stock is not a Business Day, then payment of the redemption price payable on such date will be made on the next succeeding day that is a Business Day (and without any interest or other payment in respect of any such delay) except that, if such Business Day falls in the next calendar year, such payment will be made on the immediately preceding Business Day, in each case with the same force and effect as if made on such date fixed for redemption. If payment of the Series J Redemption Price or any accumulated or unpaid distributions in respect of the Series J Preferred Stock is improperly withheld or refused and not paid by the Corporation, distributions on such Series J Preferred Stock will continue to accumulate from the original redemption date to the date of payment, in which case the actual payment date will be considered the date fixed for redemption for purposes of calculating the applicable Series J Redemption Price.

    (d)        Status of Redeemed Stock. Any Series J Preferred Stock that shall at any time have been redeemed shall after such redemption have the status of authorized but unissued Preferred Stock, without designation as to class or series until such shares are once more designated as part of a particular class or series by the Board of Directors.

    5.        Voting Rights. (a) General. Holders of the Series J Preferred Stock will not have any voting rights, except as set forth below.

    (b)        Right to Elect Directors. If the Corporation shall fail to pay full cumulative dividends on the shares of Series J Preferred Stock or any of its Preferred shares for six quarterly dividend payment periods, whether or not consecutive (a “Dividend Default”), the holders of all outstanding Preferred shares, voting as a single class without regard to series, will be entitled to elect two Directors until full cumulative dividends for all past dividend payment periods on all Preferred shares have been paid or declared and funds therefore set apart for payment. Such right to vote separately as a class to elect Directors shall, when vested, be subject, always, to the same provisions for the vesting of such right to elect Directors separately as a class in the case of future Dividend Defaults. At any time when such right to elect Directors separately as a class shall have so vested, the Corporation may call, and, upon the written request of the holders of record of not less than 20% of the total number of Preferred shares of the Corporation then outstanding, shall call, a special meeting of stockholders for the election of Directors. In the case of such a written request, such special meeting shall be held within 90 days after the delivery of such request and, in either case, at the place and upon the notice provided by law and in the Bylaws of the Corporation; provided that the Corporation shall not be required to call such a special meeting if such request is received less than 120 days before the date fixed for the next ensuing Annual Meeting of Shareholders of the Corporation and the holders of all classes of outstanding Preferred shares are afforded the opportunity to elect such Directors (or fill any vacancy) at such Annual Meeting of Shareholders. Directors elected as aforesaid shall serve until the next Annual Meeting of Shareholders of the Corporation or until their respective successors shall be elected and qualified. If, prior to the end of the term of any Director elected as aforesaid, a vacancy in the office of such Director shall occur during the continuance of a Dividend Default by reason of death, resignation, or disability, such vacancy shall be filled for the unexpired term by the appointment of a new Director for the unexpired term of such former Director, such appointment to be made by the remaining Director elected as aforesaid.

    (c)        Certain Voting Rights. So long as any Series J Preferred Stock or Series J Preferred Units exchangeable into Series J Preferred Stock remain outstanding, the Corporation shall not, without the affirmative vote of the holders of a majority of the Series J Preferred Stock outstanding at the time, (i) designate or create, or increase the authorized or issued amount of, any class or series of shares ranking prior to the Series J Preferred Stock with respect to payment of distributions or rights upon liquidation, dissolution or winding-up or reclassify any authorized shares of the Corporation into any such shares, or create, authorize or issue any obligations or security convertible into or evidencing the right to purchase any such shares, (ii) designate or create, or increase the authorized or issued amount of, any Parity Preferred Stock or reclassify any authorized shares of the Corporation into any such shares, or create, authorize or issue any obligations or security convertible into or evidencing the right to purchase any such shares, but only to the extent such Parity Preferred Stock is issued to an Affiliate of the Corporation on terms that differ from the terms of such series of Parity Preferred Stock issued to the public or non-Affiliates of the Corporation, (iii) increase the authorized number of shares of Series J Preferred Stock, or (iv) either (A) consolidate, merge into or with, or convey, transfer or lease its assets substantially as an entirety, to any corporation or other entity, or (B) amend, alter or repeal the provisions of the Corporation’s Articles of Incorporation (including this Certificate of Determination) or Bylaws, whether by merger, consolidation or otherwise, in each case that would materially and adversely affect the powers, special rights, preferences, privileges or voting power of the Series J Preferred Stock or the holders thereof; provided, however, that with respect to the occurrence of a merger, consolidation or a sale or lease of all of the Corporation’s assets as an entirety, so long as (a) the Corporation is the surviving entity and the Series J Preferred Stock remains outstanding with the terms thereof unchanged, or (b) the resulting, surviving or transferee entity is a corporation organized under the laws of any state and substitutes for the Series J Preferred Stock other preferred stock having substantially the same terms and same rights as the Series J Preferred Stock, including with respect to distributions, voting rights and rights upon liquidation, dissolution or winding-up, then the occurrence of any such event shall not be deemed to materially and adversely affect such rights, privileges or voting powers of the holders of the Series J Preferred Stock; and provided, further, that any increase in the amount of authorized Preferred Stock or the creation or issuance of any other class or series of Preferred Stock, or any increase in an amount of authorized shares of each class or series, in each case ranking either (a) junior to the Series J Preferred Stock with respect to payment of distributions and the distribution of assets upon liquidation, dissolution or winding-up, or (b) on a parity with the Series J Preferred Stock with respect to payment of distributions or the distribution of assets upon liquidation, dissolution or winding-up to the extent such Preferred Stock is not issued to an Affiliate of the Corporation on terms that differ from the terms of any Parity Preferred Stock issued to the public or non-Affiliates of the Corporation, shall not be deemed to materially and adversely affect such rights, preferences, privileges or voting powers.

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

    6.        Conversion. The holders of the Series J Preferred Stock shall not have any rights to convert such shares into shares of any other class or series of stock or into any other securities of, or interest in, the Corporation.

    7.        No Sinking Fund. No sinking fund shall be established for the retirement or redemption of Series J Preferred Stock.

    8.        No Preemptive Rights. No holder of the Series J Preferred Stock of the Corporation shall, as such holder, have any preemptive rights to purchase or subscribe for additional shares of stock of the Corporation or any other security of the Corporation which it may issue or sell.

EXHIBIT 10.1

PS BUSINESS PARKS, L.P.
AMENDMENT TO AGREEMENT OF LIMITED
PARTNERSHIP RELATING TO
7.50% SERIES J CUMULATIVE REDEEMABLE
PREFERRED UNITS

        This Amendment to the Agreement of Limited Partnership of PS Business Parks, L.P., a California limited partnership (the “Partnership”), dated as of the 27th day of May, 2004 (this “Amendment”) amends the Agreement of Limited Partnership of the Partnership, dated as of March 17, 1998, by and among PS Business Parks, Inc. (the “General Partner”) and each of the limited partners executing a signature page thereto, as amended by that certain Amendment to Agreement of Limited Partnership Relating to 8?% Series B Cumulative Redeemable Preferred Units, dated as of April 23, 1999, an Amendment to Agreement of Limited Partnership Relating to 9 1/4% Series A Cumulative Redeemable Preferred Units, dated as of April 30, 1999, an Amendment to Agreement of Limited Partnership Relating to 8?% Series X Cumulative Redeemable Preferred Units, dated as of September 7, 1999, an Amendment to Agreement of Limited Partnership Relating to Additional 8?% Series X Cumulative Redeemable Preferred Units, dated as of September 23, 1999, an Amendment to Agreement of Limited Partnership Relating to 8 3/4% Series C Cumulative Redeemable Preferred Units, dated as of September 3, 1999, an Amendment to Agreement of Limited Partnership Relating to 8?% of Series Y Cumulative Redeemable Preferred Units, dated as of July 12, 2000, an Amendment to Agreement of Limited Partnership Relating to 9 1/2% Series D Cumulative Redeemable Preferred Units, dated as of May 10, 2001, as amended by Amendment No. 1 to such Amendment to Agreement of Limited Partnership Relating to 9 1/2% Series D Cumulative Redeemable Preferred Units, dated as of June 18, 2001, an Amendment to Agreement of Limited Partnership Relating to 9 1/4% Series E Cumulative Redeemable Preferred Units, dated as of September 21, 2001, an Amendment to Agreement of Limited Partnership Relating to 8 3/4% Series F Cumulative Redeemable Preferred Units, dated as of January 28, 2002, an Amendment to Agreement of Limited Partnership Relating to 7.95% Series G Cumulative Redeemable Preferred Units, dated as of October 30, 2002, an Amendment to Agreement of Limited Partnership Relating to 7.000% Series H Cumulative Redeemable Preferred Units, dated as of January 30, 2004, and an Amendment to Agreement of Limited Partnership Relating to 6.875% Series I Cumulative Redeemable Preferred Units, dated as of April 21, 2004 (collectively, the “Partnership Agreement”). Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to such terms in the Partnership Agreement. Section references are (unless otherwise specified) references to sections in this Amendment.

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

        NOW, THEREFORE, the Partnership Agreement is hereby amended by establishing and fixing the rights, limitations and preferences of a new class and series of Units as follows:

        Section 1. Definitions. Capitalized terms not otherwise defined herein shall have their respective meanings set forth in the Partnership Agreement. Capitalized terms that are used in this Amendment shall have the meanings set forth below:

    (a)        “Liquidation Preference” means, with respect to the Series J Preferred Units (as hereinafter defined), $25.00 per Series J Preferred Unit, plus the amount of any accumulated and unpaid Priority Return with respect to such unit, whether or not declared, minus any distributions in excess of the Priority Return that has accrued with respect to such Series J Preferred Units to the date of payment.

    (b)        “Parity Preferred Units” means any class or series of Partnership Interests of the Partnership now or hereafter authorized, issued or outstanding and expressly designated by the Partnership to rank on a parity with the Series J Preferred Units with respect to distributions and rights upon voluntary or involuntary liquidation, winding-up or dissolution of the Partnership, including the 8 3/4% Series C Cumulative Redeemable Preferred Units (the “Series C Preferred Units”), the 9 1/2 Series D Cumulative Redeemable Preferred Units (the “Series D Preferred Units”), the 9 1/4% Series E Cumulative Redeemable Preferred Units (the “Series E Preferred Units”), the 8 3/4% Series F Cumulative Redeemable Preferred Units (the “Series F Preferred Units”), the 7.95% Series G Cumulative Redeemable Preferred Units (the “Series G Preferred Units”), the 7.000% Series H Cumulative Redeemable Preferred Units (the “Series H Preferred Units”), the 6.875% Series I Cumulative Redeemable Preferred Units (the “Series I Preferred Units”), the 8 7/8% Series X Cumulative Redeemable Preferred Units (the “Series X Preferred Units”) and the 8 7/8% Series Y Cumulative Redeemable Preferred Units (the “Series Y Preferred Units”). Notwithstanding the differing allocation rights set forth in Section 4 below that apply to the Series C, D, F, H and I Preferred Units (as compared to the Series E, G, J, X and Y Preferred Units), for purposes of this Amendment, those Series C, D, F, H and I Preferred Units and any future series of preferred units that rank in parity with those series also shall be considered Parity Preferred Units to the Series E, G, J, X, and Y Preferred Units.

    (c)        “Priority Return” means an amount equal to 7.50% per annum of the Liquidation Preference per Series J Preferred Unit, commencing on the date of issuance of such Series J Preferred Unit, determined on the basis of a 360-day year of twelve 30-day months, and for any period shorter than a full quarterly period for which distributions are computed, the amount of the distributions payable will be based on the ratio of the actual number of days elapsed in such period to ninety (90) days, cumulative to the extent not distributed for any given distribution period pursuant to Section 3, hereof, commencing on the date of the issuance of such Series J Preferred Unit.

    (d)        “PTP” means a “publicly traded partnership” within the meaning of Section 7704 of the Code.

        Section 2. Designation and Number. Pursuant to Section 4.2(a) of the Partnership Agreement, a series of Partnership Units in the Partnership designated as the “7.50% Series J Cumulative Redeemable Preferred Units” (the “Series J Preferred Units”) is hereby established. The number of Series J Preferred Units shall be 1,400,000. The holders of Series J Preferred Units shall not have any Percentage Interest (as such term is defined in the Partnership Agreement) in the Partnership.

        Section 3. Distributions. (a) Payment of Distributions. Subject to the rights of holders of Parity Preferred Units as to the payment of distributions pursuant to Section 5.1 of the Partnership Agreement, holders of Series J Preferred Units shall be entitled to receive, when, as and if declared by the Partnership acting through the General Partner, the Priority Return. Such Priority Return shall be cumulative, shall accrue from the original date of issuance of the Series J Preferred Units and, notwithstanding Section 5.1 of the Partnership Agreement, will be payable (i) quarterly in arrears on March 31, June 30, September 30 and December 31 of each year commencing on June 30, 2004, and (ii) in the event of (A) a redemption of Series J Preferred Units, or (B) an exchange of Series J Preferred Units into Series J Preferred Stock, on the redemption date or the exchange date, as applicable (each a “Series J Preferred Unit Distribution Payment Date”). The amount of the distribution payable for any period will be computed on the basis of a 360-day year of twelve 30-day months and for any period shorter than a full quarterly period for which distributions are computed, the amount of the distribution payable will be computed based on the ratio of the actual number of days elapsed in such period to ninety (90) days. If any date on which distributions are to be made on the Series J Preferred Units is not a Business Day (as defined herein), then payment of the distribution to be made on such date will be made on the Business Day immediately preceding such date with the same force and effect as if made on such date. Distributions on the Series J Preferred Units will be made to the holders of record of the Series J Preferred Units on the relevant record dates to be fixed by the Partnership acting through the General Partner, which record dates shall in no event exceed fifteen (15) Business Days prior to the relevant Series J Preferred Unit Distribution Payment Date (the “Series J Preferred Unit Partnership Record Date”).

    (b)        Prohibition on Distribution. No distributions on Series J Preferred Units shall be authorized by the General Partner or paid or set apart for payment by the Partnership at any such time as the terms and provisions of any agreement of the Partnership or the General Partner, including any agreement relating to their indebtedness, prohibits such authorization, payment or setting apart for payment or provides that such authorization, payment or setting apart for payment would constitute a breach thereof or a default thereunder, or to the extent that such authorization or payment shall be restricted or prohibited by law.

    (c)        Distributions Cumulative. Distributions on the Series J Preferred Units will accrue, whether or not declared, whether or not the terms and provisions of any agreement of the Partnership or the General Partner, including any agreement relating to its indebtedness at any time prohibit the current payment of distributions, whether or not the Partnership has earnings, whether or not there are funds legally available for the payment of such distributions and whether or not such distributions are authorized. Accrued but unpaid distributions on the Series J Preferred Units will accumulate as of the Series J Preferred Unit Distribution Payment Date on which they first become payable. Distributions on account of arrears for any past distribution periods may be declared and paid at any time, without reference to a regular Series J Preferred Unit Distribution Payment Date to holders of record of the Series J Preferred Units on the record date fixed by the Partnership acting through the General Partner which date shall not exceed fifteen (15) Business Days prior to the payment date. Accumulated and unpaid distributions will not bear interest.

    (d)        Priority as to Distributions. Subject to the provisions of Article 13 of the Partnership Agreement:

    (i)        so long as any Series J Preferred Units are outstanding, no distribution of cash or other property shall be authorized, declared, paid or set apart for payment on or with respect to any class or series of Partnership Interest ranking junior as to the payment of distributions or rights upon a voluntary or involuntary liquidation, dissolution or winding-up of the Partnership to the Series J Preferred Units (collectively, “Junior Units”), nor shall any cash or other property be set aside for or applied to the purchase, redemption or other acquisition for consideration of any Series J Preferred Units, any Parity Preferred Units or any Junior Units, unless, in each case, all distributions accumulated on all Series J Preferred Units and all classes and series of outstanding Parity Preferred Units have been paid in full. The foregoing sentence shall not prohibit (x) distributions payable solely in Junior Units, or (y) the conversion of Junior Units or Parity Preferred Units into Partnership Interests ranking junior to the Series J Preferred Units as to distributions and rights upon involuntary or voluntary liquidation, dissolution or winding up of the Partnership or (z) the redemption of Partnership Interests corresponding to Series J Preferred Stock, Parity Preferred Stock or Junior Stock to be purchased by the General Partner pursuant to the Articles of Incorporation of the General Partner with respect to the General Partner’s common stock and comparable provisions in the Articles of Incorporation with respect to other classes or series of capital stock of the General Partner to preserve the General Partner’s status as a real estate investment trust, provided that such redemption shall be upon the same terms as the corresponding purchase pursuant to the Articles of Incorporation.

    (ii)        So long as distributions have not been paid in full (or a sum sufficient for such full payment is not irrevocably deposited in trust for payment) upon the Series J Preferred Units, all distributions authorized and declared on the Series J Preferred Units and all classes or series of outstanding Parity Preferred Units shall be authorized and declared so that the amount of distributions authorized and declared per Series J Preferred Unit and such other classes or series of Parity Preferred Units shall in all cases bear to each other the same ratio that accrued distributions per Series J Preferred Unit and such other classes or series of Parity Preferred Units (which shall not include any accumulation in respect of unpaid distributions for prior distribution periods if such class or series of Parity Preferred Units do not have cumulative distribution rights) bear to each other.

    (e)        No Further Rights. Holders of Series J Preferred Units shall not be entitled to any distributions, whether payable in cash, other property or otherwise, in excess of the full cumulative distributions described herein.

        Section 4. Allocations. Section 6.1(a)(ii) of the Partnership Agreement is amended to read, in its entirety, as follows:

    “(ii)(A)        Notwithstanding anything to the contrary contained in this Agreement, in any taxable year: (1) the holders of Series C, D, F, H and I Preferred Units shall first be allocated an amount of gross income equal to the Priority Return distributed to such holders in such taxable year, and (2) subject to any prior allocation of Profit pursuant to the loss chargeback set forth in Section 6.1(a)(ii)(B) below, the holders of Series E, G, J, X and Y Preferred Units shall then be allocated an amount of Profit equal to the Priority Return distributed to such holders either in such taxable year or in prior taxable years to the extent that such distributions have not previously been matched with an allocation of Profit pursuant to this Section 6.1(a)(ii)(A)(2).

    (B)        After the Capital Account balances of all Partners other than holders of any series of Preferred Units have been reduced to zero, Losses of the Partnership that otherwise would be allocated so as to cause deficit Capital Account balances for those other Partners shall be allocated to the holders of the Series C, D, E, F, G, H, I, J, X and Y Preferred Units in proportion to the positive balances of their Capital Accounts until those Capital Account balances have been reduced to zero. If Losses have been allocated to the holders of the Series C, D, E, F, G, H, I, J, X and Y Preferred Units pursuant to the preceding sentence, the first subsequent Profits shall be allocated to those preferred partners so as to recoup, in reverse order, the effects of the loss allocations.

    (C)        Upon liquidation of the Partnership or the interest of the holders of Series C, D, E, F, G, H, I, J, X or Y Preferred Units in the Partnership: (1) items of gross income or deduction shall first be allocated to the holders of Series C, D, F, H and I Preferred Units in a manner such that, immediately prior to such liquidation, the Capital Account balances of such holders shall equal the amount of their Liquidation Preferences, and (2) an amount of Profit or Loss shall then be allocated to the holders of Series E, G, J, X and Y Preferred Units in a manner such that, immediately prior to such liquidation, the Capital Account balances of such holders shall equal the amount of their Liquidation Preferences.”

        Section 5. Optional Redemption. (a) Right of Optional Redemption. Except as otherwise provided herein, the Series J Preferred Units may not be redeemed prior to the fifth (5th) anniversary of the issuance date. On or after such date, the Partnership shall have the right to redeem the Series J Preferred Units, in whole (and not in part), at any time, upon not less than 30 nor more than 60 days written notice, at a redemption price, payable in cash, equal to the Liquidation Preference (the “Series J Redemption Price”). The Redemption Right given to Limited Partners in Section 8.6 of the Partnership Agreement shall not be available to the holders of the Series J Preferred Units and all references to Limited Partners in said Section 8.6 (and related provisions of the Partnership Agreement) shall not include holders of the Series J Preferred Units.

    (b)        Procedures for Redemption. (i) Notice of redemption will be (A) faxed, and (B) mailed by the Partnership, by certified mail, postage prepaid, not less than 30 nor more than 60 days prior to the redemption date, addressed to the respective holders of record of the Series J Preferred Units at their respective addresses as they appear on the records of the Partnership. No failure to give or defect in such notice shall affect the validity of the proceedings for the redemption of any Series J Preferred Units except as to the holder to whom such notice was defective or not given. In addition to any information required by law each such notice shall state: (m) the redemption date, (n) the Series J Redemption Price, (o) the aggregate number of Series J Preferred Units to be redeemed, (p) as provided in Section 5(b)(ii) below, the place or places where evidence of the surrender of such Series J Preferred Units shall be delivered for payment of the Series J Redemption Price, (q) that distributions on the Series J Preferred Units to be redeemed will cease to accumulate on such redemption date and (r) that payment of the Series J Redemption Price will be made upon presentation of evidence of the surrender of such Series J Preferred Units as set forth in Section 5(b)(ii) below.

    (ii)        If the Partnership gives a notice of redemption in respect of Series J Preferred Units (which notice will be irrevocable) then, by 12:00 noon, New York City time, on the redemption date, the Partnership will deliver into escrow with an escrow agent acceptable to the Partnership and the holders of the Series J Preferred Units (the “Escrow Agent”) the Series J Redemption Price and an executed Redemption Agreement, in substantially the form attached hereto as Exhibit A (the “Redemption Agreement”), and an Amendment to the Agreement of Limited Partnership evidencing the redemption, in substantially the form attached hereto as Exhibit B. The holders of the Series J Preferred Units shall also, by 12:00 noon, New York City time, on the redemption date, deliver into escrow with the Escrow Agent an executed Redemption Agreement and an executed Amendment to the Agreement of Limited Partnership evidencing the redemption. Upon delivery of all of the above-described items by both parties, Escrow Agent shall release the Series J Redemption Price to the holders of the Series J Preferred Units and the fully-executed Redemption Agreement and Amendment to Agreement of Limited Partnership to both parties. On and after the date of redemption, distributions will cease to accumulate on the Series J Preferred Units called for redemption, unless the Partnership defaults in the payment thereof. If any date fixed for redemption of Series J Preferred Units is not a Business Day, then payment of the Series J Redemption Price payable on such date will be made on the next succeeding day that is a Business Day (and without any interest or other payment in respect of any such delay) except that, if such Business Day falls in the next calendar year, such payment will be made on the immediately preceding Business Day, in each case with the same force and effect as if made on such date fixed for redemption. If payment of the Series J Redemption Price is improperly withheld or refused and not paid by the Partnership, distributions on such Series J Preferred Units will continue to accumulate from the original redemption date to the date of payment, in which case the actual payment date will be considered the date fixed for redemption for purposes of calculating the applicable Series J Redemption Price.

        Section 6. Voting Rights. (a) General. Holders of the Series J Preferred Units will not have any voting rights or right to consent to any matter requiring the consent or approval of the Limited Partners, except as set forth in Section 14.1 of the Partnership Agreement and in this Section 6. (Solely for purposes of Section 14.1 of the Partnership Agreement, each Series J Preferred Unit shall be treated as one Partnership Unit.) If and for so long as the General Partner holds any Series J Preferred Units, the General Partner shall not have any voting rights with respect to such Series J Preferred Units and such Series J Preferred Units shall not be counted in determining the number of such units outstanding for the purpose of determining whether the holders of such units have granted any approval called for hereunder.

    (b)        Certain Voting Rights. So long as any Series J Preferred Units remain outstanding, the Partnership shall not, without the affirmative vote of the holders of at least a majority of the Series J Preferred Units outstanding at the time:

    (i)        authorize or create, or increase the authorized or issued amount of, any class or series of Partnership Interests ranking senior to the Series J Preferred Units with respect to payment of distributions or rights upon liquidation, dissolution or winding-up or reclassify any Partnership Interests into any such Partnership Interest, or create, authorize or issue any obligations or security convertible into or evidencing the right to purchase any such Partnership Interests (for this purpose, partnership interests that rank in parity with the Series C, D, F, H and I Preferred Units or other series with equivalent parity shall not be treated as ranking senior to, and shall be treated as in parity with, the Series J Preferred Units and any other series that rank in parity with the Series J Preferred Units);

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

    (iii)        either (A) exchange shares, consolidate, merge into or with, or convey, transfer or lease its assets substantially as an entirety to, any corporation or other entity or (B) amend, alter or repeal the provisions of the Partnership Agreement, whether by merger, consolidation or otherwise, that would materially and adversely affect the powers, special rights, preferences, privileges or voting power of the Series J Preferred Units or the holders thereof; provided, however, that with respect to the occurrence of a share exchange, merger, consolidation or a sale or lease of all of the Partnership’s assets as an entirety, so long as (1) the Partnership is the surviving entity and the Series J Preferred Units remain outstanding with the terms thereof unchanged, or (2) the resulting, surviving or transferee entity (I) is a partnership, limited liability company or other pass-through entity organized under the laws of any state, (II) is not taxable as a corporation for U.S. federal income tax purposes, and (III) substitutes for the Series J Preferred Units other interests in such entity having substantially the same terms and rights as the Series J Preferred Units, including with respect to distributions, voting rights and rights upon liquidation, dissolution or winding-up, then the occurrence of any such event shall not be deemed to materially and adversely affect such powers, special rights, preferences, privileges or voting powers of the holders of the Series J Preferred Units; and provided further that any increase in the amount of Partnership Interests or the creation or issuance of any other class or series of Partnership Interests, in each case ranking (y) junior to the Series J Preferred Units with respect to payment of distributions or the distribution of assets upon liquidation, dissolution or winding-up, or (z) on a parity to the Series J Preferred Units with respect to payment of distributions or the distribution of assets upon liquidation, dissolution or winding-up, to the extent such Partnership Interests are not issued to an Affiliate of the Partnership (an issuance to the General Partner shall not be treated as an issuance to an Affiliate of the Partnership to the extent the issuance of such Partnership Interests was to allow the General Partner to issue corresponding preferred stock to persons who are not Affiliates of the Partnership) such issuance shall not be deemed to materially and adversely affect such powers, special rights, preferences, privileges or voting powers (for this purpose, partnership interests that rank in parity with the Series C, D, F, H and I Preferred Units or other series with equivalent parity shall not be treated as ranking senior to, and shall be treated as in parity with, the Series J Preferred Units and any other series that rank in parity with the Series J Preferred Units); or

    (iv)        increase the authorized or issued amount of Series J Preferred Units.

        In addition to the foregoing, the Partnership will not (x) enter into any contract, mortgage, loan or other agreement that prohibits or restricts, or has the effect of prohibiting or restricting, the ability of a holder of the Preferred Units to exercise its rights set forth herein to effect in full an exchange or redemption pursuant to Section 8, below, except with the written consent of such holder; or (y) amend, alter, or repeal or waive Sections 7.6 or 11.3(f) of the Partnership Agreement without the affirmative vote of at least a majority of the Series J Preferred Units outstanding at the time.

        Section 7. Transfer Restrictions. The holders of Series J Preferred Units shall be subject to all of the provisions of Section 11 of the Partnership Agreement except Section 11.3(b), as modified by this Section 7. Except as otherwise provided, if the General Partner’s consent to a transfer of Series J Preferred Units is required by Section 11.3 of the Partnership Agreement, the General Partner agrees not to unreasonably withhold that consent. Subject to the consent of the General Partner, which shall not be unreasonably withheld or delayed, the Series J Preferred Units may be transferred to a maximum of five (5) persons. At no time shall the number of holders of the Series J Preferred Units exceed five.

        Section 8. Exchange Rights. (a) Right to Exchange. (i) All, but not less than all, of the Series J Preferred Units will be exchangeable at any time on or after the tenth (10th) anniversary of the date of issuance, at the option of the Partnership or upon the affirmative vote of the holders of a majority of the outstanding Series J Preferred Units, for authorized but previously unissued shares of 7.50% Series J Cumulative Redeemable Preferred Stock of the General Partner (the “Series J Preferred Stock”) at an exchange rate of one share of Series J Preferred Stock for one Series J Preferred Unit, subject to adjustment as described below (the “Series J Exchange Price”); provided that all, but not less than all, of the Series J Preferred Units will become exchangeable for Series J Preferred Stock at any time upon the affirmative vote of the holders of a majority of the outstanding Series J Preferred Units (x) if at any time full distributions shall not have been timely made on any Series J Preferred Unit with respect to six (6) prior quarterly distribution periods, whether or not consecutive; provided, however, that a distribution in respect of Series J Preferred Units shall be considered timely made if made within two (2) Business Days after the applicable Series J Preferred Unit Distribution Payment Date if at the time of such late payment there shall not be any prior quarterly distribution periods in respect of which full distributions were not timely made, or (y) at any time (1) a holder of Series J Preferred Units concludes (in the reasonable judgment of the holder) that it is imminent that the Partnership will not or likely will not satisfy the income and asset tests of Section 856 of the Internal Revenue Code of 1986, as amended (the “Code”), for a taxable year if the Partnership were a real estate investment trust within the meaning of the Code, (2) such holder delivers to the General Partner an opinion of nationally recognized independent counsel to the effect that it is imminent that the Partnership will not or likely will not satisfy the income and asset tests of Section 856 of the Code for a taxable year if the Partnership were a real estate investment trust within the meaning of the Code, and (3) such failure would create a meaningful risk that a holder of the Series J Preferred Units would fail to maintain its qualification as a real estate investment trust.

        In addition to and not in limitation of the foregoing, all, but not less than all, of the Series J Preferred Units may be exchanged (regardless of whether held by GSEP 2004 Realty Corp. (“Contributor”)) upon the affirmative vote of the holders of a majority of the outstanding Series J Preferred Units for Series J Preferred Stock (but only if the exchange in whole may be accomplished consistently with the ownership limitations set forth under the Article IV of the Charter of the General Partner, taking into account exceptions thereto) if at any time (i) such holders conclude based on results or projected results that there exists (in the reasonable judgment of such holders) an imminent and substantial risk that the Series J Preferred Units represent or will represent more than 19.5% of the total profits of or capital interests in the Partnership for a taxable year, (ii) such holders deliver to the General Partner an opinion of nationally recognized independent counsel, reasonably acceptable to the General Partner, to the effect that there is a substantial risk that its interest in the Partnership does not or will not satisfy the 19.5% limit, and (iii) the General Partner agrees with the conclusions referred to in clauses (i) and (ii) of this sentence, such agreement not to be unreasonably withheld.

    (ii)        Notwithstanding anything to the contrary set forth in Section 8(a)(i), if an Exchange Notice (as hereinafter defined) has been delivered to the General Partner, then the General Partner may, at its option, elect to redeem or cause the Partnership to redeem all (but not a portion) of the outstanding Series J Preferred Units for cash in an amount equal to the Liquidation Preference per Series J Preferred Unit. The General Partner may exercise its option to redeem the Series J Preferred Units for cash pursuant to this Section 8(a)(ii) by giving each holder of record of Series J Preferred Units notice of its election to redeem for cash, within five (5) Business Days after receipt of the Exchange Notice, by (m) fax, and (n) registered mail, postage paid at the address of each holder as it may appear on the records of the Partnership stating (A) the redemption date, which shall be no later than sixty (60) days following the receipt of the Exchange Notice, (B) the redemption price, (C) the place or places where the Series J Preferred Units are to be surrendered for payment of the redemption price, (D) that distributions on the Series J Preferred Units will cease to accrue on such redemption date; (E) that payment of the redemption price will be made upon presentation and surrender of the Series J Preferred Units and (F) the aggregate number of Series J Preferred Units to be redeemed.

    (iii)        If an exchange of Series J Preferred Units pursuant to Section 8(a)(i) would violate the provisions on ownership limitation of the General Partner set forth in Article IV of the Charter of the General Partner (taking into account exceptions thereto) with respect to the Series J Preferred Stock, the General Partner shall give written notice thereof to each holder of record of Series J Preferred Units, within five (5) Business Days following receipt of the Exchange Notice, by (m) fax, and (n) registered mail, postage prepaid, at the address of each such holder set forth in the records of the Partnership. In such event, each holder of Series J Preferred Units shall be entitled to exchange, pursuant to the provisions of Section 8(b) a number of Series J Preferred Units which would comply with the provisions on the ownership limitation of the General Partner set forth in such Article IV of the Charter of the General Partner and any Series J Preferred Units not so exchanged (the “Excess Units”) shall be redeemed by the Partnership for cash in an amount equal to the Liquidation Preference. The written notice of the General Partner shall state (A) the number of Excess Units held by such holder, (B) the redemption price of the Excess Units, (C) the date on which such Excess Units shall be redeemed, which date shall be no later than sixty (60) days following the receipt of the Exchange Notice, (D) the place or places where such Excess Units are to be surrendered for payment of the redemption price, (E) that distributions on the Excess Units will cease to accrue on such redemption date, and (F) that payment of the redemption price will be made upon presentation and surrender of such Excess Units. If an exchange would result in Excess Units, as a condition to such exchange, each holder of such units agrees to provide representations and covenants reasonably requested by the General Partner relating to (1) the widely held nature of the interests in such holder, sufficient to assure the General Partner that the holder’s ownership of stock of the General Partner (without regard to the limits described above) will not cause any Person (as such term is defined in the Charter of the General Partner) to own stock of the General Partner in an amount that would cause such Person not to comply with the provisions of the ownership limitation of the General Partner set forth in such Article IV of the Charter of the General Partner; and (2) to the extent such holder can so represent and covenant without obtaining information from its owners, the holder’s ownership of tenants of the Partnership and its affiliates.

        To the extent the General Partner would not be able to pay the cash set forth above in exchange for the Excess Units, and to the extent consistent with the Charter, the General Partner agrees that it will grant to the holders of the Series J Preferred Units exceptions to the Beneficial Ownership Limit and Constructive Ownership Limit set forth in the Charter sufficient to allow such holders to exchange all of their Series J Preferred Units for Series J Preferred Stock, provided such holders furnish to the General Partner representations acceptable to the General Partner in its sole and absolute discretion which assure the General Partner that such exceptions will not jeopardize the General Partner’s tax status as a REIT for purposes of federal and applicable state law.

        Notwithstanding any provision of the Agreement to the contrary, no holder of Series J Preferred Units shall be entitled to effect an exchange of Series J Preferred Units for Series J Preferred Stock to the extent that the ownership or right to acquire such shares would cause the holder or any other Person or, in the opinion of counsel selected by the General Partner, may cause the holder or any other Person, to violate the restrictions on ownership and transfer of Series J Preferred Stock set forth in the Charter (taking into account exceptions thereto). To the extent any such attempted exchange for Series J Preferred Stock would be in violation of the previous sentence, it shall be void ab initio and such holder of Series J Preferred Units shall not acquire any rights or economic interest in the Series J Preferred Stock otherwise issuable upon such exchange.

    (iv)        The redemption of Series J Preferred Units described in Sections 8(a)(ii) and 8(a)(iii) shall be subject to the provisions of Sections 5(b)(i) and 5(b)(ii); provided, however, that the term “redemption price” in such Section shall be read to mean the Liquidation Preference per Series J Preferred Unit being redeemed.

    (b)        Procedure for Exchange. (i) Any exchange shall be exercised pursuant to a notice of exchange (the “Exchange Notice”) delivered to the General Partner by the holder who is exercising such exchange right, by (a) fax and (b) by certified mail postage prepaid. The exchange of Series J Preferred Units may be effected after the fifth (5th) Business Day following receipt by the General Partner of the Exchange Notice by delivering certificates, if any, representing such Series J Preferred Units to be exchanged together with, if applicable, written notice of exchange and a proper assignment of such Series J Preferred Units to the office of the General Partner maintained for such purpose. Currently, such office is c/o PS Business Parks, Inc., 701 Western Avenue, Glendale, California 91201, Attention: Edward A. Stokx. Each exchange will be deemed to have been effected immediately prior to the close of business on the date on which such Series J Preferred Units to be exchanged (together with all required documentation) shall have been surrendered and notice shall have been received by the General Partner as aforesaid and the Series J Exchange Price shall have been paid. Any Series J Preferred Stock issued pursuant to this Section 8 shall be delivered, as promptly as practicable, as shares which are duly authorized, validly issued, fully paid and nonassessable, free of pledge, lien, encumbrance or restriction other than those provided in the Charter, the Bylaws of the General Partner, the Securities Act of 1933, as amended, and relevant state securities or blue sky laws.

    (ii)        In the event of an exchange of Series J Preferred Units for shares of Series J Preferred Stock, an amount equal to the accrued and unpaid Priority Return, whether or not declared, to the date of exchange on any Series J Preferred Units tendered for exchange shall (a) accrue on the shares of the Series J Preferred Stock into which such Series J Preferred Units are exchanged, and (b) continue to accrue on such Series J Preferred Units, which shall remain outstanding following such exchange, with the General Partner as the holder of such Series J Preferred Units. Notwithstanding anything to the contrary set forth herein, in no event shall a holder of a Series J Preferred Unit that was validly exchanged into Series J Preferred Stock pursuant to this section (other than the General Partner now holding such Series J Preferred Unit), receive a distribution from the Partnership, if such holder, after exchange, is entitled to receive a distribution from the General Partner with respect to the share of Series J Preferred Stock for which such Series J Preferred Unit was exchanged or redeemed.

    (iii)        Fractional shares of Series J Preferred Stock are not to be issued upon exchange but, in lieu thereof, the General Partner will pay a cash adjustment based upon the fair market value of the Series J Preferred Stock on the day prior to the exchange date as determined in good faith by the Board of Directors of the General Partner.

    (c)        Adjustment of Series J Exchange Price. (i) The Series J Exchange Price is subject to adjustment upon certain events, including, (a) subdivisions, combinations and reclassification of the Series J Preferred Stock, and (b) distributions to all holders of Series J Preferred Stock of evidences of indebtedness of the General Partner or assets (including securities, but excluding dividends and distributions paid in cash out of equity applicable to Series J Preferred Stock).

    (ii)        In case the General Partner shall be a party to any transaction (including, without limitation, a merger, consolidation, statutory share exchange, tender offer for all or substantially all of the General Partner’s capital stock or sale of all or substantially all of the General Partner’s assets), in each case as a result of which the Series J Preferred Stock will be converted into the right to receive shares of capital stock, other securities or other property (including cash or any combination thereof), each Series J Preferred Unit will thereafter be exchangeable into the kind and amount of shares of capital stock and other securities and property receivable (including cash or any combination thereof) upon the consummation of such transaction by a holder of that number of shares of Series J Preferred Stock or fraction thereof into which one Series J Preferred Unit was exchangeable immediately prior to such transaction. The General Partner may not become a party to any such transaction unless the terms thereof are consistent with the foregoing. In addition, so long as the Contributor or any of its permitted successors or assigns holds any Series J Preferred Units, the General Partner shall not, without the affirmative vote of the holders of at least a majority of the Series J Preferred Units outstanding at the time: (a) designate or create, or increase the authorized or issued amount of, any class or series of shares ranking senior to the Series J Preferred Stock with respect to the payment of distributions or rights upon liquidation, dissolution or winding-up or reclassify any authorized shares of the General Partner into any such shares, or create, authorize or issue any obligations or securities convertible into or evidencing the right to purchase any such shares; or (b) amend, alter or repeal the provisions of the Charter or Bylaws of the General Partner, whether by merger, consolidation or otherwise, that would materially and adversely affect the powers, special rights, preferences, privileges or voting power of the Series J Preferred Stock or the holders thereof; provided, however, that any increase in the amount of authorized Preferred Shares or the creation or issuance of any other series or class of Preferred Shares, or any increase in the amount of authorized shares of each class or series, in each case ranking either (1) junior to the Series J Preferred Stock with respect to the payment of distributions and the distribution of assets upon liquidation, dissolution or winding-up, or (2) on a parity with the Series J Preferred Stock with respect to the payment of distributions and the distribution of assets upon liquidation, dissolution or winding-up shall not be deemed to materially and adversely affect such rights, preferences, privileges or voting powers. In the event of a conflict between the provisions of this Section 8(c)(ii) and any provision of the Partnership Agreement, the provisions of this Section 8(c)(ii) shall control.

        Section 9. No Conversion Rights. Except as set forth in Section 8, the holders of the Series J Preferred Units shall not have any rights to convert such units into shares of any other class or series of stock or into any other securities of, or interest in, the Partnership.

        Section 10. No Sinking Fund. No sinking fund shall be established for the retirement or redemption of Series J Preferred Units.

        Section 11. Exhibit A to Partnership Agreement. In order to duly reflect the issuance of the Series J Preferred Units provided for herein, the Partnership Agreement is hereby further amended pursuant to Section 12.3 thereof by deleting Exhibit A thereto and replacing such Exhibit A with Exhibit C attached hereto.

        Section 12. Inconsistent Provisions. Nothing to the contrary contained in the Partnership Agreement shall limit any of the rights or obligations set forth in this Amendment.

IN WITNESS WHEREOF this Amendment has been executed as of the date first above written.

PS BUSINESS PARKS, INC.
By: /s/ Edward A. Stokx
Name: Edward A. Stokx
Title: Executive Vice President, Chief Financial Officer

EXHIBIT 10.2

PS BUSINESS PARKS, L.P.
AMENDMENT NO. 1 TO
AMENDMENT TO AGREEMENT OF LIMITED
PARTNERSHIP RELATING TO
7.50% SERIES J CUMULATIVE REDEEMABLE
PREFERRED UNITS

        This Amendment No. 1, effective June 17, 2004 (this “Amendment”), to the Amendment to the Agreement of Limited Partnership of PS Business Parks, L.P., a California limited partnership (the “Partnership”), dated as of the 27th day of May, 2004 (this “Initial Amendment”), further amends the Agreement of Limited Partnership of the Partnership, dated as of March 17, 1998, by and among PS Business Parks, Inc. (the “General Partner”) and each of the limited partners described on Exhibit A to that partnership agreement (as amended, the “Partnership Agreement”). Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to such terms in the Partnership Agreement. Section references are (unless otherwise specified) references to sections in this Amendment.

        WHEREAS, on May 27, 2004, the General Partner caused the Partnership to issue 1,400,000 Series J Preferred Units (as defined in the Initial Amendment);

        WHEREAS, the General Partner has agreed to cause the Partnership to issue an additional 310,000 Series J Preferred Units; and

        WHEREAS, the General Partner desires by this Amendment to so amend the Initial Amendment as of the date first set forth above to increase the number of Series J Preferred Units.

        NOW, THEREFORE, the Initial Amendment is hereby amended as follows:

Section 1. Section 2 of the Initial Amendment is hereby amended and replaced, in its entirety, with the following:

Section 2. Designation and Number. Pursuant to Section 4.2(a) of the Partnership Agreement, a series of Partnership Units in the Partnership designated as the “7.50% Series J Cumulative Redeemable Preferred Units” (the “Series J Preferred Units”) is hereby established. The number of Series J Preferred Units shall be 1,710,000. The holders of Series J Preferred Units shall not have any Percentage Interest (as such term is defined in the Partnership Agreement) in the Partnership.

Section 2. The second sentence of Section 3(a) of the Initial Amendment is hereby amended and replaced, in its entirety, with the following:

Such Priority Return shall be cumulative, shall accrue from the original date of issuance of the Series J Preferred Units, which shall be May 27, 2004 for the 1,400,000 Series J Preferred Units issued on such date and June 17, 2004 for the 310,000 Series J Preferred Units issued on such date and, notwithstanding Section 5.1 of the Partnership Agreement, will be payable (i) quarterly in arrears on March 31, June 30, September 30 and December 31 of each year commencing on June 30, 2004, and (ii) in the event of (A) a redemption of Series J Preferred Units, or (B) an exchange of Series J Preferred Units into Series J Preferred Stock, on the redemption date or the exchange date, as applicable (each a “Series J Preferred Unit Distribution Payment Date”).

Section 3. Section 5(a) of the Initial Amendment is hereby amended and replaced, in its entirety, with the following:

Section 5. Optional Redemption. (a) Right of Optional Redemption. Except as otherwise provided herein, the Series J Preferred Units may not be redeemed prior to May 27, 2009. On or after such date, the Partnership shall have the right to redeem the Series J Preferred Units, in whole (and not in part), at any time, upon not less than 30 nor more than 60 days written notice, at a redemption price, payable in cash, equal to the Liquidation Preference (the “Series J Redemption Price”). The Redemption Right given to Limited Partners in Section 8.6 of the Partnership Agreement shall not be available to the holders of the Series J Preferred Units and all references to Limited Partners in said Section 8.6 (and related provisions of the Partnership Agreement) shall not include holders of the Series J Preferred Units.

Section 4. The first sentence of Section 8(a)(i) of the Initial Amendment is hereby amended and replaced, in its entirety, with the following:

All, but not less than all, of the Series J Preferred Units will be exchangeable at any time on or after May 27, 2014, at the option of the Partnership or upon the affirmative vote of the holders of a majority of the outstanding Series J Preferred Units, for authorized but previously unissued shares of 7.50% Series J Cumulative Redeemable Preferred Stock of the General Partner (the “Series J Preferred Stock”) at an exchange rate of one share of Series J Preferred Stock for one Series J Preferred Unit, subject to adjustment as described below (the “Series J Exchange Price”); provided that all, but not less than all, of the Series J Preferred Units will become exchangeable for Series J Preferred Stock at any time upon the affirmative vote of the holders of a majority of the outstanding Series J Preferred Units (x) if at any time full distributions shall not have been timely made on any Series J Preferred Unit with respect to six (6) prior quarterly distribution periods, whether or not consecutive; provided, however, that a distribution in respect of Series J Preferred Units shall be considered timely made if made within two (2) Business Days after the applicable Series J Preferred Unit Distribution Payment Date if at the time of such late payment there shall not be any prior quarterly distribution periods in respect of which full distributions were not timely made, or (y) at any time (1) a holder of Series J Preferred Units concludes (in the reasonable judgment of the holder) that it is imminent that the Partnership will not or likely will not satisfy the income and asset tests of Section 856 of the Internal Revenue Code of 1986, as amended (the “Code”), for a taxable year if the Partnership were a real estate investment trust within the meaning of the Code, (2) such holder delivers to the General Partner an opinion of nationally recognized independent counsel to the effect that it is imminent that the Partnership will not or likely will not satisfy the income and asset tests of Section 856 of the Code for a taxable year if the Partnership were a real estate investment trust within the meaning of the Code, and (3) such failure would create a meaningful risk that a holder of the Series J Preferred Units would fail to maintain its qualification as a real estate investment trust.

Section 5. In order to duly reflect the issuance of the additional 310,000 Series J Preferred Units provided for herein, the Partnership Agreement is hereby further amended pursuant to Section 12.3 of the Partnership Agreement by replacing the current form of Exhibit C to the Initial Amendment (also referred to as Exhibit A to the Partnership Agreement) with the form of Exhibit C that is attached to this Amendment as Exhibit A.

IN WITNESS WHEREOF this Amendment has been executed as of the date first above written.

PS BUSINESS PARKS, INC.

By: /s/ Edward A. Stokx
Name: Edward A. Stokx
Title: Executive Vice President, Chief Financial Officer

PS BUSINESS PARKS, INC.
EXHIBIT 12
STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(in thousands, except ratios)

	Six Months Ended June 30,
	2004	2003
Net income	$24,257	$26,647
Minority interest	13,030	16,031
Interest expense	2,099	2,000

Earnings available to cover fixed charges	$39,386	$44,678

Fixed charges - interest expense	$2,099	$2,000

Cumulative Preferred Stock dividends	$14,911	$7,853
Preferred partnership unit distributions	9,881	9,620

Total preferred distributions	$24,792	$17,473

Total combined fixed charges and preferred distributions, prior to the impact
of EITF Topic D-42	$24,758	$19,473
Impact of EITF Topic D-42	2,133	--

Total combined fixed charges and preferred distributions, including the impact
of EITF Topic D-42	$26,891	$19,473

Ratio of earnings to fixed charges	18.76x	22.34x

Ratio of earnings to combined fixed charges and preferred distributions, prior
to the impact of EITF Topic D-42	1.59x	2.29x

Ratio of earnings to combined fixed charges and preferred distributions,
including the impact of EITF Topic D-42	1.46x	2.29x

	Year Ended December 31,
	2003	2002	2001	2000	1999
Net income	$49,096	$57,430	$49,870	$51,181	$41,255
Minority interest	30,585	32,170	27,489	26,741	16,049
Interest expense	4,015	5,324	1,715	1,481	3,153

Earnings available to cover fixed charges	$83,696	$94,924	$79,074	$79,403	$60,457

Fixed charges - (including capitalized interest)	$4,015	$5,612	$2,806	$2,896	$4,142

Cumulative Preferred Stock dividends	$15,784	$15,412	$8,854	$5,088	$3,406
Preferred partnership unit distributions	19,240	17,927	14,107	12,185	4,156

Total preferred distributions	$35,024	$33,339	$22,961	$17,273	$7,562

Total combined fixed charges and preferred
distributions, prior to the impact of EITF Topic
D-42	$38,912	$38,951	$25,767	$20,169	$11,704
Impact of EITF Topic D-42	127	--	--	--	--

Total combined fixed charges and preferred
distributions, including the impact of EITF Topic
D-42	$39,039	$38,951	$25,767	$20,169	$11,704

Ratio of earnings to fixed charges	20.85x	16.91x	28.18x	27.42x	14.60x

Ratio of earnings to combined fixed charges and
preferred distributions, prior to the impact of
EITF Topic D-42	2.15x	2.44x	3.07x	3.94x	5.17x

Ratio of earnings to combined fixed charges and
preferred distributions, including the impact of
EITF Topic D-42	2.14x	2.44x	3.07x	3.94x	5.17x

PS BUSINESS PARKS, INC.
EXHIBIT 12
STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
Supplemental Disclosure of Ratio of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) to Fixed Charges (a):

	Six Months Ended June 30,
	2004	2003
	(in thousands, except ratios)
Net income	$24,257	$26,647
(Gain) loss on sale of real estate	168	(3,484)
Depreciation and amortization	36,218	27,855
Minority interest - preferred	9,881	9,620
Interest expense	2,099	2,000

EBITDA available to cover fixed charges	$72,623	$62,638

Fixed charges - interest expense	$2,099	$2,000

Cumulative Preferred Stock dividends	$14,911	$7,853
Preferred partnership unit distributions	9,881	9,620

Total preferred distributions (including impact of EITF Topic D-42)	$24,792	$17,473

Total combined fixed charges and preferred distributions, prior to the
impact of EITF Topic D-42	$24,758	$19,473
Impact of EITF Topic D-42	2,133	--

Total combined fixed charges and preferred distributions, including
the impact of EITF Topic D-42	$26,891	$19,473

Ratio of EBITDA to fixed charges	34.60x	31.32x

Ratio of EBITDA to combined fixed charges and preferred distributions,
prior to the impact of EITF Topic D-42	2.93x	3.22x

Ratio of EBITDA to combined fixed charges and preferred distributions,
including the impact of EITF Topic D-42	2.70x	3.22x

Continued on the following page

PS BUSINESS PARKS, INC.
EXHIBIT 12
STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
Supplemental Disclosure of Ratio of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) to Fixed Charges (a):

Continued from previous page

	Years Ended December 31,
	2003	2002	2001	2000	1999
Net income	$49,096	$57,430	$49,870	$51,181	$41,255
(Gain) loss on sale of real estate	(2,897)	(9,023)	--	(256)	--
Depreciation and amortization	59,107	58,144	41,067	35,637	29,762
Minority interest - preferred	19,240	17,927	14,107	12,185	4,156
Interest expense	4,015	5,324	1,715	1,481	3,153

EBITDA available to cover fixed charges	$128,561	$129,802	$106,759	$100,228	$78,326

Fixed charges- (including capitalized interest)	$4,015	$5,612	$2,806	$2,896	$4,142

Cumulative Preferred Stock dividends	$15,657	$15,412	$8,854	$5,088	$3,406
Preferred partnership unit distributions	19,240	17,927	14,107	12,185	4,156

Total preferred distributions	$34,897	$33,339	$22,961	$17,273	$7,562

Total combined fixed charges and preferred
distributions, prior to the impact of EITF Topic
D-42	$38,912	$38,951	$25,767	$20,169	$11,704
Impact of EITF Topic D-42	127	--	--	--	--

Total combined fixed charges and preferred
distributions, including the impact of EITF Topic
D-42	$39,039	$38,951	$25,767	$20,169	$11,704

Ratio of EBITDA to fixed charges	32.02	23.13	38.05	34.61	18.91

Ratio of EBITDA to combined fixed charges and
preferred distributions, prior to the impact of
EITF Topic D-42	3.30	3.33	4.14	4.97	6.69

Ratio of EBITDA to combined fixed charges and
preferred distributions, including the impact of
EITF Topic D-42	3.30	3.33	4.14	4.97	6.69

(a)	EBITDA represents earnings prior to interest, taxes, depreciation, amortization, gains on sale of real estate and the impact of EITF Topic D-42. This supplemental disclosure of EBITDA is included because financial analysts and other members of the investment community consider coverage ratios for real estate companies on this basis.

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
Date: August 9, 2004

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
Date:August 9, 2004

Exhibit 32.1
Certification of CEO and CFO Pursuant to
18 U.S.C. Section 1350,
as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of PS Business Parks, Inc. (the “Company”) for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Joseph D. Russell Jr., as Chief Executive Officer of the Company, and Edward A. Stokx, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph D. Russell, Jr.
Name: Joseph D. Russell, Jr.
Title: Chief Executive Officer
Date: August 9, 2004

/s/ Edward A. Stokx
Name: Edward A. Stokx
Title: Chief Financial Officer
Date: August 9, 2004