Form 10-Q
period 2004-09-30
PS BUSINESS PARKS INC/CA
filed 2004-11-09
CIK 866368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number 1-10709

PS BUSINESS PARKS, INC.

(Exact name of registrant as specified in its charter)

California	95-4300881
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

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

Yes   X         No

Number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2004:

Common Stock, $0.01 par value, 21,818,529 shares outstanding

PS BUSINESS PARKS, INC.

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	2

Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2004 and 2003	3

Consolidated Statement of Shareholders’ Equity for the Nine Months Ended September 30, 2004	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	5

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	44

Item 4. Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6. Exhibits	46
Exhibit 10.1
Exhibit 10.2
Exhibit 10.2
Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EXHIBIT 99.1
EXHIBIT 99.2
EXHIBIT 99.3

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except per share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,103	$5,809
Real estate facilities, at cost:
Land	385,077	379,268
Buildings and equipment	1,170,370	1,116,750

	1,555,447	1,496,018
Accumulated depreciation	(278,843)	(223,786)

	1,276,604	1,272,232
Property held for disposition, net	47,038	51,957
Land held for development	11,633	11,399

	1,335,275	1,335,588
Rent receivable	1,821	1,885
Deferred rent receivables	15,171	13,626
Intangible assets, net	—	76
Other assets	3,276	1,877

Total assets	1,358,646	1,358,861

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued and other liabilities	$41,672	$35,701
Line of credit	30,000	95,000
Mortgage notes payable	11,468	11,756
Mortgage on asset held for sale	7,757	7,938
Notes payable to affiliate	—	100,000
Unsecured note payable	—	50,000

Total liabilities	90,897	300,395
Minority interests:
Preferred units	127,374	217,750
Common units	165,945	169,888
Shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 19,134 and 6,747 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	478,350	168,673
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,818,529 and 21,565,528 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	218	216
Paid-in capital	420,896	420,778
Cumulative net income	317,005	281,386
Comprehensive loss	—	(535)
Cumulative distributions	(242,039)	(199,690)

Total shareholders’ equity	974,430	670,828

Total liabilities and shareholders’ equity	$1,358,646	$1,358,861

See accompanying notes.

Consolidated Statements of Income

PS Business Parks, Inc,
Consolidated Statements of Income
(unaudited in thousands, except per share amounts)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Rental income	$54,979	$48,719	$162,405	$144,124
Facility management fees primarily from affiliates	200	178	515	553

Total operating revenues	55,179	48,897	162,920	144,677

Expenses:
Cost of Operations	16,342	13,403	48,270	39,038
Depreciation and amortization	18,310	15,015	53,559	41,972
General and administrative	1,155	1,055	3,249	3,509

Total operating expenses	35,807	29,473	105,078	84,519

Other income and expenses:
Gain on sale of marketable securities	—	—	—	2,043
Interest and other income	136	145	212	970
Interest expense	(513)	(1,013)	(2,612)	(3,013)

Total other income and expenses	(377)	(868)	(2,400)	—

Income from continuing operations before minority interests and equity in income of liquidated joint venture	18,995	18,556	55,442	60,158

Equity in income of liquidated joint venture	—	—	—	2,296
Minority interests in continuing operations:
Minority interest in income — preferred units
Distributions paid to preferred unit holders	(4,794)	(4,810)	(14,409)	(14,430)
Redemption of preferred operating partnership units	(2,872)	—	(3,139)	—
Minority interest in income — common units	(714)	(2,462)	(3,643)	(9,183)

Total minority interests in continuing operations	(8,380)	(7,272)	(21,191)	(23,613)
Income from continuing operations	10,615	11,284	34,251	38,841

Discontinued operations:
Income from discontinued operations	655	737	1,682	1,939
Impairment charge on properties held for sale	—	—	—	(5,907)
Gain on disposition of real estate	313	14	145	3,498
Minority interest in (earnings) loss attributable to discontinued operations — common units	(240)	(191)	(459)	119

Income (loss) from discontinued operations	728	560	1,368	(351)

Net Income	11,343	11,844	35,619	38,490

Net income allocable to preferred shareholders
Preferred distributions
Preferred distributions paid	8,497	4,052	21,542	11,904
Redemptions of preferred stock	—	—	1,866	—

Total preferred distributions	8,497	4,052	23,408	11,904

Net income allocable to common shareholders	$2,846	$7,792	$12,211	$26,586

Net income per common share — basic:
Continuing operations	$0.10	$0.33	$0.50	$1.26
Discontinued operations	0.03	0.03	0.06	(0.02)

	$0.13	$0.36	$0.56	$1.24

Net income per common share — diluted
Continuing operations	$0.10	$0.33	$0.50	$1.25
Discontinued operations	0.03	0.03	0.06	(0.01)

	$0.13	$0.36	$0.56	$1.24

Weighted average common shares outstanding:
Basic	21,813	21,417	21,744	21,368

Diluted	21,977	21,617	21,919	21,514

See accompanying notes.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(Unaudited, in thousands)

							Other		Total
	Preferred Stock		Common Stock		Paid-in	Cumulative	Comprehensive	Cumulative	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Net Income	Income/(Loss)	Distributions	Equity
Balances at December 31, 2003	6,747	$168,673	21,565,528	$216	$420,778	$281,386	$(535)	$(199,690)	$670,828
Issuance of preferred stock	14,500	362,500	—	—	(12,129)	—	—	—	350,371
Preferred stock redeemed	(2,113)	(52,823)	—	—	5,004	—	—	—	(47,819)
Exercise of stock options	—	—	253,001	2	6,475	—	—	—	6,477
Stock compensation expense	—	—	—	—	967	—	—	—	967
Shelf registration	—	—	—	—	(101)	—		—	(101)
Change in unrealized loss on interest rate swap	—	—	—	—	—	—	535	—	535
Net income	—	—	—	—	—	35,619	—	—	35,619
Distributions paid:				—	—	—	—	—
Preferred stock	—	—	—	—	—	—	—	(23,408)	(23,408)
Common stock	—	—	—	—	—	—	—	(18,941)	(18,941)
Adjustment to minority interest’s underlying ownership	—	—	—	—	(98)	—	—	—	(98)

Balances at September 30, 2004	19,134	$478,350	21,818,529	$218	$420,896	$317,005	$—	$(242,039)	$974,430

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months
	Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$35,619	$38,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	55,016	43,238
In-place rents adjustment	117	—
Minority interest in income	21,650	23,494
Gain on sale of marketable securities	—	(2,043)
Gain on disposition of properties	(145)	(3,498)
Equity in income of liquidated joint venture	—	(2,296)
Impairment charge on properties held for disposition	—	5,907
Stock compensation expense	967	242
Increase in receivables and other assets	(2,882)	(701)
Increase (decrease) in accrued and other liabilities	7,121	(267)

Total adjustments	81,844	64,076

Net cash provided by operating activities	117,463	102,566

Cash flows from investing activities:
Capital improvements to real estate facilities	(38,851)	(25,637)
Proceeds from liquidation of investments in marketable securities	—	7,600
Acquisition of marketable securities	—	(1,396)
Acquisition of real estate facilities	(22,375)	(52,976)
Proceeds from disposition of real estate facilities	5,067	12,108
Development of real estate facilities	—	(492)
Distribution from investment in joint venture	—	3,253

Net cash used in investing activities	(56,159)	(57,540)

Cash flows from financing activities:
Borrowings on Credit Facility	138,000	—
Repayment of borrowings on Credit Facility	(203,000)	—
Repayment of borrowings from an affiliate	(100,000)	—
Principal amortization on mortgage notes payable	(469)	(435)
Repayment of unsecured note payable	(50,000)	—
Net proceeds from the issuance of preferred units	41,533	—
Net proceeds from the issuance of preferred stock	350,371	—
Exercise of stock options	6,477	6,120
Shelf registration costs	(101)	—
Distributions paid to preferred shareholders	(21,542)	(11,778)
Distributions paid to minority interests – preferred units	(14,409)	(14,430)
Distributions paid to common shareholders	(18,941)	(18,624)
Distributions paid to minority interests – common units	(6,356)	(6,357)
Repurchase of common stock	—	(8,119)
Redemption of preferred units	(132,750)	—
Redemption of preferred stock	(52,823)	(2,198)

Net cash used in financing activities	(64,010)	(55,821)

Net decrease in cash and cash equivalents	(2,706)	(10,795)
Cash and cash equivalents at the beginning of the period	5,809	44,812

Cash and cash equivalents at the end of the period	$3,103	$34,017

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months
	Ended September 30,
	2004	2003
Supplemental schedule of non cash investing and financing activities:
Unrealized gain/loss:
Comprehensive (income) loss on interest rate swap	$(535)	$312
Other comprehensive income (loss)	$535	$(312)
Adjustment to reflect minority interest to underlying ownership interest:
Minority interest – common units	$98	$(450)
Paid-in capital	$(98)	$450
Effect of EITF Topic D-42
Distribution	$(5,004)	$—
Paid-in capital	$5,004	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

1.	Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of September 30, 2004, PSB owned approximately 74.9% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units were owned by Public Storage, Inc. (“PSI”) and its affiliates. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of September 30, 2004, the Company owned and operated approximately 18.4 million net rentable square feet of commercial space located in eight states. The Company also managed approximately 1.2 million net rentable square feet on behalf of PSI and its affiliated entities.

2.	Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Allowance for doubtful accounts

We monitor the collectibility of our receivable balances, including the deferred rent receivable, on an on-going basis. Based on these reviews, we establish a provision, and maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on our consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 at September 30, 2004.

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

In July 2002, the Operating Partnership entered into an interest rate swap agreement, which was accounted for as a cash flow hedge, in order to reduce the impact of changes in interest rates on a portion of its floating rate debt. The $50 million agreement, which expired in July 2004, effectively changed the interest rate exposure from floating rate to a fixed rate of 4.46%. Market gains and losses on the value of the swap are deferred and included in income over the life of the swap or related debt. The Operating Partnership recorded the differences paid or received on the interest rate swap in interest expense as interest expense was incurred.

Net interest differentials to be paid or received related to these contracts were accrued as incurred or earned. There was no unrealized loss related to the interest rate swap included in other comprehensive income as of September 30, 2004 and the swap agreement was eliminated.

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

Property Held for Disposition

The Company accounts for properties held for disposition in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is classified as an asset held for disposition when it meets the requirements of SFAS 144, which include, among other criteria, the approval of the sale of the asset, the asset has been marketed for sale and the Company expects that the sale will likely occur within the next twelve months. Upon classification of an asset as held for disposition, the net book value of the asset, net of any impairment provision, is included on the balance sheet as assets held for distribution and the operating results of the asset are included in discontinued operations.

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

During 2002, the joint venture sold eight of the buildings totaling approximately 170,000 square feet. The Company recognized gains of approximately $861,000 on the disposition of these eight buildings. In addition, the Company’s interest in cash distributions from the joint venture increased from 25% to 50% as a result of the joint venture meeting its performance measures. Therefore, the Company recognized additional income of $1,008,000 in 2002. As of December 31, 2002, the joint venture held six buildings totaling 124,000 square feet. During January, 2003, five of the remaining six buildings were sold and the Company recognized gains of approximately $1.1 million as a result of these sales and additional income of approximately $700,000 for the three months ended March 31, 2003. In April, 2003, the remaining one building with approximately 29,000 square feet was sold. The Company recognized a gain of approximately $300,000 and additional income of approximately $200,000 during the second quarter of 2003.

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

Intangible assets

Intangible assets consist of property management contracts for properties managed, but not owned, by the Company. The intangible assets were being amortized over seven years. At September 30, 2004 intangible assets were fully amortized.

Evaluation of asset impairment

The Company evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition. Assets held for disposition are reported at the lower of their carrying amount or fair value, less cost of disposition. At March 31, 2003, the Company identified impairments on certain assets classified as properties held for disposition. As a result, the Company recognized an impairment loss of $5.9 million in the first quarter of 2003. In the first quarter of 2004, these assets were reclassified as continuing operations (See Note 3). At September 30, 2004, the Company did not consider any assets to be impaired.

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

Revenue and expense recognition

All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Straight-line rent is recognized for all tenants with contractual increases in rent that are not included on the Company’s credit watch list. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

Related party transactions

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services, which are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled approximately $ 250,000 for the nine months ended September 30, 2004 and 2003. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $ 423,000 and $424,000 for the nine months ended September 30, 2004 and 2003, respectively. In addition, prior to April, 2004, the Company combined its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation. The Company paid STOR-Re premiums of $ 1,528,000 in 2003 and $ 447,000 through the termination of this agreement in April 2004.

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

Net income per common share

Per share amounts are computed using the number of weighted average common shares outstanding. Diluted weighted average common shares outstanding includes the dilutive effect of stock options and restricted stock under the treasury stock method. Basic weighted average common shares outstanding excludes such effect. Earnings per share have been calculated as follows (in thousands, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income allocable to common shareholders	$2,846	$7,792	$12,211	$26,586

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	21,813	21,417	21,744	21,368
Net effect of dilutive stock compensation — based on treasury stock method using average market price	164	200	175	146

Diluted weighted average common shares outstanding	21,977	21,617	21,919	21,514

Basic earnings per common share	0.13	0.36	0.56	1.24

Diluted earnings per common share	0.13	0.36	0.56	1.24

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2003 in order to conform to the 2004 presentation.

3.	Real estate facilities

The activity in real estate facilities for the nine months ended September 30, 2004 is as follows (in thousands):

			Accumulated
	Land	Buildings	Depreciation	Total
Balances at December 31, 2003	$379,268	$1,116,750	$(223,786)	$1,272,232
Acquisition of real estate	4,647	19,493	—	24,140
Net capital improvements	1,162	34,127		35,289
In-place rent adjustment			(117)	(117)
Depreciation expense			(54,940)	(54,940)

Balances at September 30, 2004	$385,077	$1,170,370	$(278,843)	$1,276,604

Amortization, reported during the period, of intangible assets representing the value of above market rents determined in accordance with SFAS 141, “Business Combinations” is included as a component of rental income.

During the three months ended September 30, 2004, the Company closed on a sale of a 10,000 square foot unit in Miami, Florida with gross proceeds of $1.2 million. In addition, on September 1, 2004, the Company sold a 30,500 square foot building in Beaverton, Oregon for gross proceeds of $3.1 million. The combined gain on sale was $313,000. In April 2004 the Company sold a flex facility in Austin, Texas, for net proceeds of approximately $1.1 million. In connection with the sale, the Company recorded a loss of approximately $168,000. On May 27, 2004, the Company acquired an office park in Fairfax, Virginia totaling approximately 165,000 square feet for approximately $24.1 million.

In the first quarter of 2004 the Company reevaluated its plans to sell five office and flex buildings and 4.5 acres of land in Beaverton, Oregon. The Company has determined these properties will not likely be sold during 2004 and has reclassified such as continuing operations. These properties were included in properties held for disposition during 2003.

During the third quarter of 2004, the Company concluded that it would likely sell as many as 11 separate units, aggregating 90,000 square feet as well as a 56,000 square foot retail center of its Miami International Commerce Center in Miami, Florida. In addition the Company concluded that two assets in Prince Georges County, Maryland consisting of approximately a combined 400,000 square feet with an average occupancy of 86% would be sold. Accordingly, these assets are classified as assets held for disposition. As of September 30, 2004 the operations of such are included in discontinued operations.

The following summarizes the condensed results of operations of the properties sold during 2004 and 2003 or held for disposition as of September 30, 2004, which are included in the consolidated statements of income as discontinued operations (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Rental income	$1,624	$1,576	$4,780	$4,829
Cost of operations	(477)	(472)	(1,641)	(1,625)
Depreciation expense	(492)	(367)	(1,457)	(1,265)

Income from discontinued operations	$655	$737	$1,682	$1,939

4.	Leasing activity

The Company leases space in its real estate facilities to tenants under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues excluding recovery of expenses as of September 30, 2004 under these leases are as follows (in thousands):

2004	$49,113
2005	181,834
2006	130,317
2007	93,535
2008	67,975
Thereafter	137,245

$660,019

In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to approximately $6.4 million and $6.3 million for the three months ended September 30, 2004 and September 30, 2003 respectively. These revenues were $20.2 million and $20.0 million for the nine months ended September 30, 2004 and 2003, respectively. These amounts are included as rental income and cost of operations in the accompanying consolidated statements of income.

Leases accounting for approximately 6% of leased square footage are subject to termination options which includes leases accounting for approximately 2% of leased square footage subject to termination options that are exercisable as of September 30, 2004. In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

5.	Bank Loans

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank with a borrowing limit of $100 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.60% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.70%, 2.575% as of September 30, 2004). In addition, the Company is required to pay an annual commitment fee ranging from 0.20% to 0.35% of the borrowing limit (currently 0.25%). The Company had $95 million outstanding on the Credit Facility at December 31, 2003. As of September 30, 2004 the Company had $30 million outstanding under the Credit Facility. The balance outstanding was repaid in full subsequent to September 30, 2004.

The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.45 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively, (iii) maintain a minimum tangible net worth (as defined) and (iv) limit distributions to 95% of funds from operations (as defined) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company’s unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at September 30, 2004.

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

6.	Mortgage notes payable

Mortgage notes consist of the following (in thousands):	September 30,	December 31,
	2004	2003
7.05% mortgage note, principal and interest payable monthly, due May 2006	$7,757	$7,938
8.19% mortgage note, principal and interest payable monthly, due March 2007	5,644	5,832
7.29% mortgage note, principal and interest payable monthly, due February 2009	5,824	5,924

	$19,225	$19,694

At September 30, 2004, approximate principal maturities of mortgage notes payable are as follows (in thousands):

2004	$162
2005	680
2006	7,890
2007	5,169
2008	179
Thereafter	5,145

$19,225

The Company intends to repay in full the $7.8 million outstanding on the 7.05% mortgage in November of 2004 in connection with the anticipated sale of the asset securing the mortgage.

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

At September 30, 2004, there were 7,305,355 common units owned by PSI and affiliated entities, which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at September 30, 2004, the minority interest units would convert into approximately 25% of the common shares outstanding. Combined with PSI’s common stock ownership of 19% on a fully converted basis, PSI has a combined ownership of 44% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests’ equity in the Company.

Preferred partnership units

Through the Operating Partnership, the Company has issued the following preferred units in separate private placement transactions (in thousands):

					Preferred
			Number of		Distribution
Date of Issuance	Call Date	Series	Units	Face Value	Rate
July 2000	July 2005	Series Y	480	$12,000	8.875%
September 2001	September 2006	Series E	2,120	53,000	9.250%
October, 2002	October, 2007	Series G	800	20,000	7.950%
May, 2004 and June 2004	May, 2009	Series J	1,710	42,750	7.500%

			5,110	$127,750

On September 3, 2004, the Operating Partnership redeemed 3,200,000 units of its 8.75% Series C Cumulative Redeemable Preferred Units for $80 million. Further, on September 7, 2004, the Operating Partnership redeemed 1,600,000 units of its 8.875% Series X Cumulative Redeemable Preferred units for $40 million. In addition, on April 23, 2004 the Operating Partnership redeemed 510,000 units of its 8-7/8% Series B Cumulative Redeemable Preferred Units for approximately $12.8 million. In accordance with EITF D-42, the redemptions resulted in a reduction of net income allocable to common shareholders of approximately $2.9 million and $3.1 million for the three and nine months ended September 30, 2004, respectively, and a corresponding increase in the allocation of income to minority interest equal to the excess of the redemption amount over the carrying amount of the redeemed securities.

During the second quarter of 2004, the Company completed private placements totaling approximately $42,750 million of preferred units through its operating partnership. The 7.5% Series J Cumulative Redeemable Preferred Units are non-callable for five years and have no mandatory redemption. The net proceeds from the placements were approximately $41.5 million and were used to fund a property acquisition in Virginia and to reduce the amount outstanding on the Company’s Credit Facility.

The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of September 30, 2004 the Company had approximately $ 6.3 million of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.

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

Fees earned under these contracts were $200,000 and $178,000 for the three months ended September 30, 2004 and 2003, respectively, and $515,000 and $553,000 for the nine months ended September 30, 2004 and 2003, respectively.

9.	Shareholders’ equity

Preferred stock

As of September 30, 2004 and December 31, 2003, the Company had the following series of preferred stock outstanding (in thousands, except shares outstanding amounts):

			September 30, 2004		December 31, 2003
	Redemption	Dividend	Shares	Carrying	Shares	Carrying
Series	Date	Rate	Outstanding	Amount	Outstanding	Amount
Series A	April, 2004	9.250%		$—	2,113	$52,823
Series D	May, 2006	9.500%	2,634	65,850	2,634	65,850
Series F	January, 2007	8.750%	2,000	50,000	2,000	50,000
Series H	January, 2009	7.000%	6,900	172,500	—	—
Series I	April, 2009	6.875%	3,000	75,000	—	—
Series K	June, 2009	7.950%	2,300	57,500	—	—
Series L	August, 2009	7.600%	2,300	57,500	—	—

			19,134	$478,350	6,747	$168,673

Holders of the Company’s preferred stock are not entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At September 30, 2004, there was one month of accrued distributions for Series L to be paid on December 31, 2004.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends. As of September 30, 2004 the Company had approximately $15.1 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Subsequent to September 30, 2004, the Company issued an additional 1,300,000 depositary shares each representing 1/1000 of a share of the 7.000% Cumulative Preferred Stock, Series H, at a discounted price of $24.0638 per share. Net proceeds from the offering, totaling $ 30.8 million, were used to repay in full the balance outstanding on the Company’s Credit Facility. The discount associated with the offering was recorded to issuance costs and will be recognized as additional distributions upon redemption. On August 31, 2004, the Company issued 2,300,000 depositary shares each representing 1/1000 of a share of the Company’s 7.60% Cumulative Preferred Stock, Series L, at $25.00 per share. The Company received net proceeds from the offering of approximately $ 55.7 million.

On June 30, 2004, the Company issued 2,300,000 depositary shares each representing 1/1,000 of a share of the Company’s 7.950% Cumulative Preferred Stock, Series K, at $25.00 per share. The Company received net proceeds of approximately $55.7 million.

On April 30, 2004 the Company redeemed 2,112,900 depositary shares of its 9-1/4% Cumulative Preferred Stock, Series A for approximately $52.8 million. In accordance with EITF Topic D-42, the redemption resulted in a reduction of net income allocable to common shareholders of approximately $1,866,000 for the nine months ended September 30, 2004 equal to the excess of the redemption amount over the carrying amount of the redeemed securities.

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

The Company paid approximately $21.5 million and $12.0 million in distributions to its preferred shareholders for the nine months ended September 30, 2004 and 2003, respectively. The distributions for the nine months ended September 30, 2004 includes approximately $1.9 million related to EITF Topic D-42.

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

The Company paid approximately $18.9 million ($0.87 per common share) and $ 18.6 million ($0.87 per common share) in distributions to its common shareholders for the nine months ended September 30, 2004 and 2003, respectively. Pursuant to restrictions imposed by the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

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

Through December 31, 2001, the Company elected to adopt the disclosure requirements of FAS 123 but continue to account for stock-based compensation under APB 25. Effective January 1, 2002, the Company adopted the Fair Value Method of accounting for stock options. As required by the transition requirements of FAS 123, as amended by FAS 148, the Company will recognize compensation expense in the income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002, but continue to disclose the pro-forma impact of utilizing the Fair Value Method on stock options issued prior to January 1, 2002. As a result, included in the Company’s income statement for the nine months ended September 30, 2004 and 2003 is approximately $ 270,000 and $ 242,000, respectively, in stock option compensation expense related to options granted after January 1, 2002.

The weighted average grant date fair value of the options for the nine months ended September 30, 2004 and 2003 was $ 4.99 and $ 4.50 per share, respectively. Had compensation cost for the 1997 Plan for options granted prior to December 31, 2001 been determined based on the fair value at the grant date for awards under the Plan consistent with the method prescribed by SFAS No. 123, the Company’s pro forma net income available to common shareholders would have been as follows (in thousands, except per share amounts):

	For the Nine Months Ended
	September 30,
	2004	2003
Net income allocable to common shareholders, as reported	$12,211	$26,586
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards	215	538

Net income allocable to common shareholders, as adjusted	$11,996	$26,048

Earnings per share:
Basic as reported	$.56	$1.24

Basic as adjusted	$.55	$1.22

Diluted as reported	$.56	$1.24

Diluted as adjusted	$.55	$1.21

For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the nine months ended September 30, 2004 and 2003: dividend yield of 3.7% and 3.5%, respectively; expected volatility of 17.0% and 15.8%, respectively; expected lives of five years; and risk-free interest rates of 3.0% and 4.0%, respectively. The pro forma effect on net income allocable to common shareholders during the nine months ended September 30, 2004, and 2003, may not be representative of the pro forma effect on net income allocable to common shareholders in future years.

During the nine months ended September 30, 2004, the Company received approximately $ 6.5 million due to the exercise of 253,001 stock options.

The Company has granted 190,000 restricted stock units under the 1997 Plan and 2003 Plan since inception. As of September 30, 2004, 127,900 restricted stock units were outstanding. The restricted stock units were granted at a zero exercise price. The fair market value of the restricted stock units at the date of grant ranged from $24.02 to $44.20 per restricted stock unit. The restricted stock units issued prior to August, 2002 (88,000 units) are subject to a five-year vesting schedule, with 30% of the units vesting in year three, 30% in year four and 40% in year five. Restricted stock units issued subsequent to August, 2002 (102,000 units) are subject to a six year vesting schedule, with none of the units vesting in year one and 20% of the units vesting in each of the next five years. Compensation expense of $697,000 and $481,000 related to these units was recognized during the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004, 11,150 restricted stock units vested, of this amount 4,500 shares were redeemed by the Company for approximately $192,000, and 4,429 shares were issued, net of shares applied to payroll taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     In 2003 and continuing into 2004, the Company continued to experience the effects of a generally slow economy and a particularly difficult real estate market heavily favoring tenants. These market conditions impacted many aspects of the Company’s business including occupancy levels and rental rates. Market conditions, characterized by weak demand and over supply resulted in downward pressure on rental rates coupled with increased necessity to give rental concessions in the form of free rent. In addition, the Company continued to experience increasing tenant improvement costs over the first nine months of 2004. Operating income from the Company’s Same Park facilities for the three and nine months ended September 30, 2004 was impacted by declines in operating income in our challenged markets such as Portland, Austin and Dallas. See further discussion of operating results below.

     The Company believes that the remaining months in 2004 will continue to see some downward pressure on rents in certain markets coupled with upward pressure on transaction costs.

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

          Revenue Recognition: We recognize revenue in accordance with Staff Accounting Bulletin No. 101 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements (SAB 101), as amended. SAB 101 requires that the following four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Straight-line rent is recognized for all tenants with contractual increases in rent that are not included on the Company’s credit watch list. Deferred rent receivables represents rental revenue accrued on a straight-line basis in excess of rental revenue currently billed. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

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

          Current tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes and other expenses recoverable from tenants. Management’s determination of the adequacy of the allowance for uncollectible current tenant receivables is performed using a methodology that incorporates both a specific identification and aging analysis and an overall evaluation of the Company’s historical loss trends and the current economic and business environment. The specific identification methodology relies on factors such as the age and nature of the receivables, the payment history and financial condition of the tenant, the Company’s assessment of the tenant’s ability to meet its lease obligations, and the status of negotiations of any disputes with the tenant. The Company’s allowance also includes a reserve based on historical loss trends not associated with any specific tenant. This reserve as well as the Company’s specific identification reserve is reevaluated quarterly based on economic conditions and the current business environment. During the second quarter, management concluded that an increase in the allowance was necessary as a result of certain bankruptcy proceedings and other factors. Accordingly, the Company increased the allowance for uncollectible tenant receivables by $250,000 during the three months ended June 30, 2004.

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

Effect of Economic Conditions on the Company’s Operations:

Through September 30, 2004, the Company continues to experience conditions in certain of its markets that significantly favor the tenants. As a result of the challenging economic conditions the Company continues to experience declines in occupancy rates compared to prior years. While the Company works to change this trend in occupancy rates, it has experienced decreases in rental rates. Rental rate decreases on executed transactions have averaged 10%, 12% and 12% for each of the last three calendar quarters ended September 30, 2004, June 30, 2004 and March 31, 2004, respectively (determined by comparing the rental rate in effect immediately prior to the renewal of a lease or the reletting of a property with the rental rate in effect after the lease is renewed or the property is relet). In addition, the capital costs necessary to execute lease transactions have increased sharply over the past year. Recurring capital expenditures, which the Company defines as those costs necessary to operate its real estate assets at their current economic value, for 2003 were approximately $1.60 per square foot of owned real estate. Through September 30, 2004 such costs equal $1.61 per owned square footage. The Company anticipates that the higher level of recurring capital expenditures incurred in the third quarter of 2004 will continue in the fourth quarter and into 2005.

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

     These economic conditions have also placed increased pressure on the credit quality of certain tenants throughout the portfolio. As a result, more tenants are contacting us regarding their economic viability, including those that could be material to our revenue base. These economic conditions have affected two tenants previously included in our list of top ten tenants based on annual revenue. Footstar and its affiliates, which was previously one of our top ten tenants, filed for protection under Chapter 11 of the U.S. Bankruptcy Laws during the first quarter of 2004. In connection with such filing, they rejected one of two leases with the Company. The lease which has been rejected was for approximately 59,000 square feet in Dallas, Texas. They continue to occupy 57,000 square feet with a term to expire in November, 2008. No action has been taken with respect to the second lease and we are uncertain of their intentions for the occupied space. They currently have until November 13, 2004, subject to a court approved extension, to notify us of their intention. Annual base rental income on the remaining lease subject to rejection through bankruptcy is approximately $770,000. Another large tenant representing approximately 1.1% of revenues as of June 30, 2004, had been in and out of default several times over the past two years. Effective September 1, 2004, the Company amended the tenant’s lease by resetting the term to 10 years and reducing initial monthly rents by approximately $120,000 per month, with annual increases thereafter. Given the historical uncertainty of the tenant’s ability to meet its lease obligations, we will continue to reserve any income that would have been realized on a straight line basis. Certain other tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.

Effect of Economic Conditions on the Company’s Primary Markets:

The Company has concentrated its operations in nine major markets. Each of these markets has been affected by the slowdown in economic activity in some way. The Company’s overall view of these markets is summarized below as of September 30, 2004. The Company has compiled the market occupancy information set forth below using broker reports for these respective markets. These sources are deemed to be reliable by the Company, but there can be no assurance that these reports are accurate.

     The Company owns approximately 3.7 million square feet in Southern California. This is one of the more stable markets in the country but continues to experience relatively flat rental rates. Vacancy rates have decreased slightly throughout Southern California for flex, industrial and office space, and range from 11.5% to 16% for office and less than 5% for industrial, depending on sub-markets and product type. The rental rates for the Company’s properties continue to improve. The Company’s vacancy rate at September 30, 2004 was approximately 5.9%.

     The Company owns approximately 2.8 million square feet in Northern Virginia, where the overall market vacancy rate is 15% as of September 30, 2004. Vacancy rates have stabilized at less than 18% and are improving in the sub-markets in the western technology corridor, such as Herndon, Chantilly and Sterling. Other suburban Washington D.C. sub-markets have continued to be positively impacted by increased federal government spending on defense and national security. The Company’s vacancy rate at September 30, 2004 was approximately 3.8%.

     The Company owns approximately 1.6 million square feet in Maryland. This region is split between two very different markets. The Montgomery County submarket accounts for approximately 55% of the Company’s Maryland properties and remains stable, with increases in rental income driven by anticipated lease-up and some increase in rental rates. Prince George’s County remains relatively weak with fewer demand drivers in the market. The Company expects the business of the federal government, defense contractors and the biotech industry to remain strong for the rest of 2004. The Company’s vacancy rate at September 30, 2004 was approximately 7.3%.

     The Company owns approximately 1.5 million square feet in Northern California with a concentration in South San Francisco, Sacramento and the Santa Clara and North San Jose submarket. The vacancy rates in these submarkets stand at 21%, 26% and 24%, respectively, or more throughout most of the Bay Area. Market rental rates dropped dramatically in 2003 and continue to decrease in 2004. The Company’s vacancy rate at September 30, 2004 was approximately 5.6%.

     The Company owns approximately 1.8 million square feet in the Beaverton sub-market of Portland, Oregon. Leasing activity slowed dramatically during 2003 and continues to be slow in 2004. The vacancy rate in this market is over 17%. On the supply side, the Company does not believe significant new construction starts will occur during the remainder of 2004. Leasing activity in the market is occurring generally at rates 25% to 40% below in-place rents. The Company’s vacancy rate at September 30, 2004 was approximately 21.1%.

     The Company owns approximately 1.7 million square feet in the Dallas Metroplex market. The vacancy rate in Las Colinas, where most of the Company’s properties are concentrated, has stabilized at levels less than 25% for office and 20% for industrial flex. During the nine months ended September 30, 2004, the number of new properties coming on-line has decreased, little new construction has commenced and very little pre-leasing of space has occurred. The Company believes that any such new construction will cause vacancy rates to rise. Leasing activity has slowed overall and sub-leasing is continuing to increase in the Telecom Corridor in North Dallas County. The Company’s vacancy rate at September 30, 2004 was approximately 15.4%.

     The Company owns approximately 1.2 million square feet in the Austin and Greater Houston market. Austin has been hit hard by downturns in the technology industry. Softness in this market has increased competition for tenants, creating an incentive laden real estate market. Current rental rates in Austin are 25% to 30% less than average in-place rental rates. The Company’s vacancy rate at September 30, 2004 was approximately 22.1%.

     In December, 2003, the Company acquired a 3.4 million square foot property located in the Airport West sub-market of Miami-Dade County in Florida. The property’s vacancy rate upon acquisition was approximately 16.6%, compared to a vacancy rate of approximately 12.7% for the entire sub-market. The property is located less than one mile from the cargo entrance of the Miami International Airport, which is recognized as one of the nation’s busiest cargo and passenger airports. The Company’s vacancy rate at September 30, 2004 was approximately 15.0%.

     The Company owns approximately 0.7 million square feet in the Phoenix market. Overall, the Phoenix market has been characterized by steady growth. However, average market rental rates have declined over the past several years as demand for space subsided. The vacancy rate in this market is over 16%. The Company’s vacancy rate at September 30, 2004 was approximately 9.0%.

Growth of the Company’s Operations:

     During 2003 and continuing into 2004, the Company has focused on maximizing cash flow from its existing core portfolio of properties and acquisitions and dispositions of properties, seeking to expand its presence in existing and new markets through strategic acquisitions and strengthening its balance sheet, primarily through the issuance of preferred stock/units. The Company has historically maintained low debt and overall leverage levels, including preferred stock/units; this approach is intended to provide the Company with the flexibility for future growth without the issuance of additional common stock.

     During the third quarter of 2004 the Company concluded that it would likely proceed with the sale of certain additional assets. Accordingly, such assets have been classified as assets held for disposition and the operations of such assets have been reflected as discontinued operations. Included in assets held for sale are 11 units, aggregating 90,000 square feet, at Miami International Commerce Center (“MICC”). In addition the Company has also included a 56,000 square foot retail center within MICC that it intends to proceed with selling. Finally, the Company has included two assets in Prince George’s County, Maryland. The two buildings comprise approximately 400,000 square feet with a combined weighted average occupancy rate of 86% for the third quarter of 2004.

     On July 28, 2004 the Company closed on a sale of a 10,000 square foot unit in Miami with gross proceeds of $1.2 million. In addition, on September 1, 2004 the Company sold a 30,500 square foot building in Beaverton, Oregon for gross proceeds of $3.1 million. The Company reported a combined gain of $313,000 on the sale of those two assets.

     In the first quarter of 2004, the Company reevaluated its plans to sell five office and flex buildings and 4.5 acres of land in Beaverton, Oregon. The Company has determined these properties will not likely be sold during 2004. These properties were included in properties held for disposition during 2003.

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

     Through a joint venture with an institutional investor, the Company held a 25% equity interest in an industrial park in the City of Industry, submarket of Los Angeles County. Initially the joint venture consisted of 14 buildings totaling 294,000 square feet. During 2002, the joint venture sold eight of the buildings totaling approximately 170,000 square feet. The Company recognized gains of approximately $861,000 on the disposition of these eight buildings. In addition, the Company’s interest in cash distributions from the joint venture increased from 25% to 50% as a result of meeting its performance measures. Therefore, the Company recognized additional income of $1,008,000 in 2002. As of December 31, 2002, the joint venture held six buildings totaling 124,000 square feet. During January, 2003, five of the remaining six buildings were sold and the Company recognized gains of approximately $1,076,000 as a result of these sales and additional income of approximately $700,000 in the first quarter of 2003. During April, 2003 the joint venture sold the remaining building with approximately 29,000 square feet. During the second quarter of 2003, the Company recognized a gain of $300,000 and additional income of $200,000.

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

Results of Operations

Net income allocable to common shareholders for the three months ended September 30, 2004 was $2.8 million or $0.13 per diluted share compared to $7.8 million or $0.36 per diluted share for the same period in 2003. The change resulted primarily from an increase of $4.4 million in paid preferred equity distributions related to a net increase in preferred equity of $219.7 million. The Company used the proceeds from the preferred equity offerings to fund asset acquisitions in 2004 and 2003. In addition, the Company reported non-cash distributions of $2.9 million during the third quarter of 2004 related to the redemption of $120 million of preferred equity and the application of EITF Topic D-42. These increases in distributions were partially offset by a decrease in interest expense of $0.5 million, as the Company repaid debt with proceeds from its preferred equity offerings, and an increase in revenues net of cost of operations and depreciation from assets acquired in 2004 and 2003.

Revenues increased $6.3 million for the three months ended September 30, 2004 over the same period in the prior year as a result of properties acquired during the latter part of 2003, partially offset by a decrease in Same Park revenues of $1.1 million.

Net income allocable to common shareholders for the nine months ended September 30, 2004 was $12.2 million or $0.56 per diluted share compared to $26.6 million or $1.24 per diluted share for the same period in 2003. The change resulted primarily from an increase of $9.3 million in paid preferred equity distributions related to the net increase in preferred equity. In addition, the Company reported non-cash distributions of $50 million during the first nine months of 2004 related to the redemption of $185.6 million of preferred equity and the application of EITF Topic D-42. In addition, during the nine months ended September 30, 2003 the Company reported an impairment provision of $5.9 million related to the previously anticipated sale of assets in Oregon. These increases resulting from distributions and the impairment provision were partially offset by an increase in revenues net of cost of operations and depreciation from assets acquired in 2004 and 2003.

Revenues increased $18.3 million for the nine months ended September 30, 2004 over the same period in the prior year as a result of properties acquired during the latter part of 2003, partially offset by a decrease in Same Park revenues of $3.5 million.

The Company’s property operations account for almost all of the net operating income earned by the Company. The following table presents the operating results of the properties for the three and nine months ended September 30, 2004 and 2003 in addition to other income and expense items affecting income from continuing operations. The Company breaks out Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot amounts):

	Three Months Ended
	September 30,
	2004	2003	Change
Rental income:
Same Park facilities (13.7 million net rentable square feet) (1):	$46,225	$47,294	(2.3%)
Other facilities (4.7 million net rentable square feet) (2):	8,754	1,425	514.3%

Total rental income	54,979	48,719	12.8%

Cost of operations (excluding depreciation):
Same Park facilities	12,898	12,668	1.8%
Other facilities	3,444	735	368.6%

Total cost of operations (excluding depreciation)	16,342	13,403	21.9%

Net operating income (rental income less cost of operations and depreciation) (3):
Same Park facilities	33,327	34,626	(3.8%)
Other facilities	5,310	690	669.6%

Total net operating income	38,637	35,316	9.4%

Other income and expenses
Facility management fees	200	178	12.4%
Interest and other income	136	145	(6.2%)
Interest expense	(513)	(1,013)	(49.4%)
Depreciation and amortization	(18,310)	(15,015)	21.9%
General and administrative	(1,155)	(1,055)	9.5%

Income before discontinued operations and minority interest	$18,995	$18,556	2.4%

Same Park gross margin(4)	72.1%	73.2%	(1.5%)
Same Park weighted average for period:
Occupancy	90.5%	92.9%	(2.6%)
Annualized realized rent per square foot(5)	$14.91	$14.86	0.3%

(1)	See “Supplemental Property Data and Trends” below for a definition of Same Park facilities.

(2)	Represents assets owned by the Company which as of September 30, 2004 that are not included in the Same Park facilities.

(3)
Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” below for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with generally accepted accounting principles.

(4)	Gross margin is computed by dividing NOI by rental income.

(5)	Realized rent per square foot represents the actual revenues earned per occupied square foot.

	Nine Months Ended
	September 30,
	2004	2003	Change
Rental income:
Same Park facilities (13.7 million net rentable square feet) (1)	$138,292	$141,838	(2.5%)
Other facilities (4.7 million net rentable square feet) (2)	24,113	2,286	954.8%

Total rental income	162,405	144,124	12.7%

Cost of operations (excluding depreciation):
Same Park facilities	39,045	38,014	2.7%
Other facilities	9,225	1,024	800.9%

Total cost of operations (excluding depreciation)	48,270	39,038	23.6%

Net operating income (rental income less cost of operations and depreciation) (3):
Same Park facilities	99,247	103,824	(4.4%)
Other facilities	14,888	1,262	1,079.7%

Total net operating income	114,135	105,086	8.6%

Other income and expenses
Facility management fees	515	553	(6.9%)
Interest and other income	212	970	(78.1%)
Interest expense	(2,612)	(3,013)	(13.3%)
Gain on sale of marketable securities	—	2,043	(100.0%)
Depreciation and amortization	(53,559)	(41,972)	27.6%
General and administrative	(3,249)	(3,509)	(7.4%)

Income before discontinued operations and minority interest	$55,442	$60,158	(7.8%)

Total Same Park gross margin(4)	71.8%	73.2%	(1.9%)
Same Park weighted average for period:
Occupancy	90.4%	92.9%	(2.7%)
Annualized realized rent per square foot(5)	$14.89	$14.86	0.2%

(1)	See “Supplemental Property Data and Trends” below for a definition of Same Park facilities.

(2)	Represents assets owned by the Company which as of September 30, 2004 that are not included in the Same Park facilities.

(3)
Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” below for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with generally accepted accounting principles.

(4)	Gross margin is computed by dividing NOI by rental income.

(5)	Realized rent per square foot represents the actual revenues earned per occupied square foot.

     Concentration of Portfolio by Region: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables) from continuing operations are summarized for the three and nine months ended September 30, 2004 by major geographic region below. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them as well as the investor the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from these financial measures as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of as asset compared to its current value; therefore, to understand the effect of the assets historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with generally accepted accounting principles. The table below reflects rental income, operating expenses and NOI from continuing operations for the three and nine months ended September 30, 2004 based on geographical concentration. The total of all regions is equal to the amount of rental income and cost of operations recorded by the Company in accordance with Generally Accepted Accounting Principals (GAAP). We have also included the most comparable GAAP measure which includes total depreciation and amortization. The percent of totals by region reflects the actual contribution to rental income, cost of operations and NOI during the three and nine month periods from properties included in continuing operations (in thousands):

Three Months Ended September 30, 2004:

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,663	20.5%	$13,050	23.7%	$3,658	22.4%	$9,392	24.3%
Northern California	1,497	8.4%	4,869	8.9%	1,087	6.7%	3,782	9.8%
Southern Texas	1,163	6.5%	2,387	4.3%	1,125	6.9%	1,262	3.3%
Northern Texas	1,690	9.5%	3,753	6.8%	1,296	7.9%	2,457	6.4%
Florida	3,191	17.9%	5,194	9.5%	1,729	10.6%	3,465	9.0%
Virginia	2,786	15.6%	11,614	21.1%	3,267	20.0%	8,347	21.6%
Maryland	1,242	7.0%	6,367	11.6%	1,585	9.7%	4,782	12.4%
Oregon	1,939	10.9%	6,128	11.1%	1,915	11.7%	4,213	10.9%
Arizona	678	3.7%	1,617	3.0%	680	4.1%	937	2.3%

Total Before Depreciation and Amortization	17,849	100%	54,979	100%	$16,342	100%	38,637	100%

Depreciation and Amortization			—		18,310		(18,310)

Total based on GAAP			$54,979		$34,652		$20,327

Nine Months Ended September 30, 2004:

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California.	3,663	20.6%	$38,587	23.8%	$10,614	22.0%	$27,973	24.5%
Northern California.	1,497	8.4%	14,888	9.2%	3,271	6.8%	11,617	10.2%
Southern Texas	1,163	6.5%	7,312	4.5%	3,360	7.0%	3,952	3.5%
Northern Texas	1,690	9.5%	10,415	6.4%	4,041	8.4%	6,374	5.6%
Florida	3,191	18.0%	15,357	9.5%	5,405	11.2%	9,952	8.7%
Virginia	2,720	15.3%	34,216	21.1%	9,435	19.5%	24,781	21.7%
Maryland	1,242	7.0%	18,096	11.1%	4,642	9.6%	13,454	11.8%
Oregon	1,939	10.9%	18,575	11.4%	5,448	11.3%	13,127	11.5%
Arizona	678	3.8%	4,959	3.0%	2,054	4.2%	2,905	2.5%

Total Before Depreciation and Amortization	17,783	100%	$162,405	100%	$48,270	100%	$114,135	100%

Depreciation and Amortization			—		53,559		(53,559)

Total based on GAAP			$162,405		$101,829		$60,576

     Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of September 30, 2004. The Company analyzes this concentration to minimize significant industry exposure risk.

Computer hardware, software, and related service	11.5%
Business services	11.7%
Government	10.9%
Warehouse, transportation, logistics	8.6%
Contractors	9.3%
Financial services	8.1%
Retail	5.6%
Electronics	4.5%
Home furnishing	4.5%
Communications	3.9%

78.6%

     The information below depicts the Company’s top ten customers by annual rents as of September 30, 2004 (in thousands):

Tenants	Square Footage	Annual Rents	% of Total Annual Rents
U.S. Government	536	$12,459	5.7%
Citigroup	262	4,255	1.9%
Intel	214	3,647	1.7%
IBM	180	2,961	1.3%
County of Santa Clara	97	2,935	1.3%
Hughes Network Systems*	106	2,669	1.2%
Axcelis Technologies	89	1,609	0.7%
Symantec Corporation Inc.	81	1,576	0.7%
Welch Allyn Protocol, Inc.	95	1,511	0.7%
MCI Worldcom	88	1,414	0.6%

	1,748	$35,036	15.8%

*	Electronics subsidiary of Hughes Aircraft.

     Of the leases included in the above list, approximately 33% of the total square footage is currently scheduled to expire in 2005.

     Supplemental Property Data and Trends: In order to evaluate the performance of the Company’s overall portfolio, management analyzes the operating performance of a consistent group of properties constituting 13.7 million net rentable square feet (Same Park facilities). These properties include all assets included in continuing operations that have been owned since January 1, 2003. The Company currently has owned and operated them since January 1, 2003. The Same Park facilities represent approximately 77% of the weighted average square footage of the Company’s portfolio for 2004.

Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables) from continuing operations are summarized for the three and nine months ended September 30, 2004 by major geographic region below. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them as well as the investor the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from these financial measures as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of as asset compared to its current value; therefore, to understand the effect of the assets historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with generally accepted accounting principles.

     The following tables summarize the Same Park operating results by major geographic region for the three months ended September 30, 2004 and 2003 (in thousands). In addition, the table reflects the comparative impact on the overall rental income, operating expenses and NOI from properties that have been acquired since January 1, 2003. The impact of these properties is included in Other Facilities in the charts below:

				Cost of	Cost of
	Revenues	Revenues		Operations	Operations		NOI	NOI
	September 30,	September 30,	Increase	September 30,	September 30,	Increase	September 30,	September 30,	Increase
Region	2004	2003	(Decrease)	2004	2003	(Decrease)	2004	2003	(Decrease)
Southern California.	$10,803	$10,944	(1.3%)	$2,517	$2,486	1.2%	$8,286	$8,458	(2.0%)
Northern California.	4,870	5,110	(4.7%)	1,086	1,051	3.3%	3,784	4,059	(6.8%)
Southern Texas	2,380	3,066	(22.4%)	1,123	1,107	1.4%	1,257	1,959	(35.8%)
Northern Texas	3,410	4,017	(15.1%)	1,182	1,206	(2.0%)	2,228	2,811	(20.7%)
Virginia	10,914	10,672	2.3%	2,919	2,737	6.6%	7,995	7,935	0.8%
Maryland	6,369	5,870	8.5%	1,584	1,561	1.5%	4,785	4,309	11.0%
Oregon	6,155	6,199	(0.7%)	1,913	1,904	.5%	4,242	4,295	(1.2%)
Arizona	1,324	1,416	(6.5%)	574	616	(6.8%)	750	800	(6.3%)

Total Same Park	46,225	47,294	(2.3%)	12,898	12,668	1.8%	33,327	34,626	(3.8%)
Other Facilities	8,754	1,425	514.3%	3,444	735	368.6%	5,310	690	669.6%

Total Before Depreciation and Amortization	54,979	48,719	12.8%	16,342	13,403	21.9%	38,637	35,316	9.4%
Depreciation and Amortization	—	—	—	18,310	15,015	21.9%	(18,310)	(15,015)	21.9%

Total based on GAAP	$54,979	$48,719	12.8%	$34,652	$28,418	21.9%	$20,327	$20,301	0.1%

     The following tables summarize the Same Park operating results by major geographic region for the nine months ended September 30, 2004 and 2003 (in thousands). In addition, the table reflects the comparative impact on the overall rental income, operating expenses and NOI from properties that have been acquired since January 1, 2003. The impact of these properties is included in Other Facilities in the charts below:

				Cost of	Cost of
	Revenues	Revenues		Operations	Operations		NOI	NOI
	September 30,	September 30,	Increase	September 30,	September 30,	Increase	September 30,	September 30,	Increase
Region	2004	2003	(Decrease)	2004	2003	(Decrease)	2004	2003	(Decrease)
Southern California	$32,021	$32,016	0.0%	$7,766	$7,522	3.2%	$24,255	$24,494	(1.0%)
Northern California	15,001	15,379	(2.5%)	3,268	3,357	(2.7%)	11,733	12,022	(2.4%)
Southern Texas	7,322	9,414	(22.2%)	3,357	3,297	1.8%	3,965	6,117	(35.2%)
Northern Texas	9,810	12,218	(19.7%)	3,740	3,521	6.2%	6,070	8,697	(30.2%)
Virginia	33,208	32,060	3.6%	9,069	8,984	.9%	24,139	23,076	4.6%
Maryland	18,082	17,048	6.1%	4,639	4,383	5.8%	13,443	12,665	6.1%
Oregon	18,785	19,532	(3.8%)	5,444	5,243	3.8%	13,341	14,289	(6.6%)
Arizona	4,063	4,171	(2.6%)	1,762	1,707	3.2%	2,301	2,464	(6.6%)

Total Same Park	138,292	141,838	(2.5%)	39,045	38,014	2.7%	99,247	103,824	(4.4%)
Other Facilities	24,113	2,286	954.8%	9,225	1,024	800.9%	14,888	1,262	1079.7%

Total Before Depreciation and Amortization	162,405	144,124	12.7%	48,270	39,038	23.6%	114,135	105,086	8.6%
Depreciation and Amortization	—	—	—	53,559	41,972	27.6%	(53,559)	(41,972)	27.6%

Total based on GAAP	$162,405	$144,124	12.7%	$101,829	$81,010	25.7%	$60,576	$63,114	(4.0%)

Southern California (Same Park)

This region includes San Diego, Orange and Los Angeles Counties. The increase in revenues is the result of a stable market with a diverse economy. Weighted average occupancies have decreased from 97.3% for the first nine months in 2003 to 95.8% for the first nine months in 2004. Realized rent per foot increased 1.6% from $14.06 per foot for the first nine months in 2003 to $14.29 per foot for the first nine months in 2004.

Northern California (Same Park)

This region includes San Jose, San Francisco and Sacramento, including 1,025,000 square feet in the Silicon Valley, a market that has been devastated by the technology slump. The Company benefited from the early renewal of large leases in its Silicon Valley portfolio and relative strength in the Sacramento market. Weighted average occupancies have outperformed the market, yet they have decreased from 95.8% for the first nine months in 2003 to 94.4% for the first nine months in 2004. Realized rent per foot decreased 1.0% from $14.30 per foot for the first nine months in 2003 to $14.16 per foot for the first nine months in 2004.

Southern Texas (Same Park)

This region includes Austin and Houston. Austin was among the hardest hit due to the technology slump and the Company’s operating results reflect the effects of sharply reduced market rental rates, higher vacancies and business failures. The Houston market remains relatively stable. Weighted average occupancies have decreased from 92.9% for the first nine months in 2003 to 85.1% for the first nine months in 2004. Realized rent per foot decreased 15.1% from $11.62 per foot for the first nine months in 2003 to $9.87 per foot for the first nine months in 2004.

In our 2003 annual report and in prior annual and quarterly reports, we included our Houston properties in the Northern Texas region for purposes of analyzing Same Park operating results. We intend to include our Houston properties in the Southern Texas region for this purpose in future annual and quarterly reports. In the tables above, we have also grouped the Houston properties in the Southern Texas region for purposes of reporting operating results for the three and nine months ended September 30, 2003.

Northern Texas (Same Park)

This region consists of the Company’s Dallas portfolio, which continues to be negatively impacted by the lingering effects of the slowdown in the telecommunications industry, coupled with the unanticipated bankruptcy filing by Footaction. Weighted average occupancies have decreased from 93.3% for the first nine months in 2003 to 82.8% for the first nine months in 2004. Realized rent per foot decreased 9.5% from $11.08 per foot for the first nine months in 2003 to $10.03 per foot for the first nine months in 2004, reflective of the weakening in real estate market fundamentals.

Virginia (Same Park)

This region includes all major Northern Virginia submarkets surrounding the Washington D.C. metropolitan area. Virginia has been negatively impacted in the Chantilly and Herndon submarkets as a result of the technology and telecommunications industry slowdown. Other submarkets have been positively impacted by increased federal government spending on defense. Weighted average occupancies have increased from 94.5% for the first nine months in 2003 to 96.1% for the first nine months in 2004. Realized rent per foot increased 1.8% from $17.26 per foot for the first nine months in 2003 to $17.57 per foot for the first nine months in 2004.

Maryland (Same Park)

This region consists primarily of facilities in Prince Georges County and Montgomery County. These markets have been relatively stable. Weighted average occupancies are 90.7% for the first nine months in 2003 and 17.76% for the first nine months in 2004. Realized rent per foot increased 6.1% from $20.18 per foot for the first nine months in 2003 to $21.41 per foot for the first nine months in 2004.

Oregon (Same Park)

This region consists primarily of three business parks in the Beaverton submarket of Portland. Oregon has been one of the markets hardest hit by the technology slowdown. The full effect of this slowdown began to take effect in 2003 and continued into 2004, with lease terminations and expirations resulting in significant declines in rental revenue. Weighted average occupancies have decreased from 81.9% for the first nine months in 2003 to 78.9% for the first nine months in 2004. Realized rent per foot decreased 0.2% from $16.40 per foot for the first nine months in 2003 to $16.36 per foot for the first nine months in 2004.

Arizona (Same Park)

This region consists primarily of Phoenix and Tempe. Weighted average occupancies have increased from 94.3% for the first nine months in 2003 to 94.7% for the first nine months in 2004. Realized rent per foot decreased 2.9% from $10.36 per foot for the first nine months in 2003 to $10.06 for the first nine months in 2004.

Other Facilities

During the nine months ended September 30, 2004 the Company acquired one asset consisting of 165,000 square feet for $22.4 million compared to five assets comprising of 4.2 million square feet for a total of approximately $296 million in the twelve months ended December 31, 2003. Of the 2003 acquisitions only two assets comprising of approximately 550,000 square feet were acquired in the nine months ended September 30, 2003. During the three and nine months ended September 30, 2004 these recently acquired assets (referred to as Other Facilities) contributed $5.3 million and $14.9 million in revenues less cost of operations, respectively. This compares to contributions in the three and nine months ended September 30, 2003 from Other Facilities of $0.7 million and $1.3 million in revenue less cost of operations, respectively.

          Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the three months ended September 30, 2004, $200,000 in revenue was recognized from facility management operations compared to $178,000 for the same period in 2003. During the nine months ended September 30, 2004, $515,000 in revenue was recognized from facility management operations compared to $553,000 for the same period in 2003.

          Cost of Operations: Cost of operations for the three months ended September 30, 2004 was $16.3 million compared to $13.4 million for the same period in 2003. The increase is due primarily to the growth in square footage of the Company’s portfolio of properties. Cost of operations for the nine months ended September 30, 2004 was $48.3 million compared to $39.0 million for the same period in 2003. Cost of operations as a percentage of rental income for the nine months ended September 30, 2004 and 2003 was 29.7% and 27.1%, respectively. This increase is primarily due to decreased rental revenues, including increased rental concessions, related to the Company’s Same Park operations in the Southern and Northern Texas regions.

          Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended September 30, 2004 was $18.3 million compared to $15.0 for the same period in 2003. Depreciation and amortization expense for the nine months ended September 30, 2004 was $53.6 million compared to $42.0 million for the same period in 2003. This increase is primarily due to depreciation expense on real estate facilities acquired during the latter part of 2003.

General and Administrative Expense: General and administrative expense consisted of the following expenses (in thousands):

	For the Three Months Ended
	September 30,
			Increase
	2004	2003	(Decrease)
Payroll expenses	$497	$507	$(10)
Internal acquisition costs	17	68	(51)
Professional fees	252	121	131
Stock option and stock compensation expense	125	121	4
Other expenses	264	238	26

	$1,155	$1,055	$100

The increase in general and administrative expenses during the quarter were primarily related to the increase in professional fees. This increase relates to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act, related to the Company’s internal controls. The Company anticipates that it will continue to incur higher levels of professional fees as a result of the ongoing efforts with completing its required compliance work as well as the efforts required by its third party auditors to complete their certifications required under the act.

	For the Nine Months Ended
	September 30,
			Increase
	2004	2003	(Decrease)
Payroll expenses	$1,690	$1,844	$(154)
Internal acquisition costs	97	145	(48)
Professional fees	368	340	28
Stock option and stock compensation expense	330	369	(39)
Other expenses	764	811	(47)

	$3,249	$3,509	$(260)

The nine months ended September 30, 2004, general and administrative costs have decreased $260,000 or 7.4%. The primary cause of the decrease relates to payroll expenses as a result of the departure in March 2004 of the Company’s Director of Acquisitions and Development.

     Interest and Other Income: Interest and other income reflects earnings on cash balances and dividends on marketable securities in addition to miscellaneous income items. Interest income was $109,000 for the three months ended September 30, 2004 compared to $90,000 for the same period in 2003. The increase is attributable to higher cash balances as the Company prefunded some of its September 2004 preferred equity redemptions. Average cash balances and effective interest rates for the three months ended September 30, 2004 were approximately $37 million and 1.4%, respectively, compared to $34 million and 0.93% respectively, for the same period in 2003. Interest income was $143,000 for the nine months ended September 30, 2004 compared to $414,000 for the same period in 2003. Average cash balances and effective interest rates for the nine months ended September 30, 2004 were approximately $20 million and .9%, respectively, compared to $40 million and 1.1% respectively, for the same period in 2003.

     Interest Expense: Interest expense was $513,000 for the three months ended September 30, 2004 compared to $1.0 million for the same period in 2003. Interest expense was $2.6 million for the nine months ended September 30, 2004 compared to $3.0 million for the same period in 2003. The decrease is primarily attributable to lower average debt balances in 2004 due to lower average balances on the line of credit and declining mortgage balances.

     Impairment Charge on Properties Held for Disposition: An impairment charge on properties held for disposition of $5.9 million was reported in the nine months ended September 30, 2003. The impairment loss is specific to five office and flex buildings, and a 3.5 acre parcel of land in Beaverton, Oregon that were held for disposition in 2003. In the first quarter of 2004 the Company reevaluated its plans to sell these properties. The Company determined that these properties were not likely to be sold during 2004.

     Equity in Income of Liquidated Joint Venture: Equity in income of liquidated joint venture reflects the Company’s share of net income from its joint venture. Equity in income of liquidated joint venture was none for the nine months ended September 30, 2004 compared to $2.3 million for the same period in 2003. The decrease is due to the gain on sale of the remaining six buildings in the joint venture of $1,376,000 and additional income for meeting performance measures of $920,000 recognized during the nine months ended September 30, 2003. As of December 31, 2003, the joint venture had sold all of its properties, repaid all of its debts, and distributed all remaining cash to the joint venture partners.

     Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $8,620,000 ($7,666,000 allocated to preferred unit holders and $714,000 allocated to common unit holders and $240,000 allocated to common units from discontinued operations) for the three months ended September 30, 2004 compared to $7,463,000 ($4,810,000 allocated to preferred unit holders, $2,462,000 allocated to common unit holders and $191,000 allocated to common units from discontinued operations) for the same period in 2003. Minority interest in income was $21,650,000 ($17,548,000 allocated to preferred unit holders, $3,643,000 allocated to common unit holders and $459,000 allocated to common units from discontinued operations) for the nine months ended September 30, 2004 compared to $23,494,000 ($14,430,000 allocated to preferred unit holders, $9,183,000 allocated to common unit holders and a $119,000 loss allocated to common units from discontinued operations) for the same period in 2003. The changes in minority interest in income are a result of the charges outlined within Results of Operations.

Liquidity and Capital Resources

     Net cash provided by operating activities for the nine months ended September 30, 2004 and 2003 was $117.5 million and $102.6 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements and debt service requirements and to maintain the current level of distributions to shareholders in addition to providing additional returned cash for future growth, debt repayment, and stock repurchases.

     Net cash used in investing activity was $56.2 million and $57.5 million for the nine months ended September 30, 2004 and 2003, respectively. While the net change between periods was $1,300,000 or 2.3%, the composition of the activity is very different from 2003 to 2004. Acquisitions through September 30, 2004 were $24.1 million compared to $53.0 million in the prior year. Capital improvements to real estate facilities in 2004 were $38.1 million compared to $25.6 million in 2003. The primary reason for the increase in improvements is the higher level of transaction costs the Company is incurring in connection with its leasing activity. This includes both tenant improvements and leasing commissions. In addition the first nine months of 2003 included proceeds of approximately $23.0 million related to various asset and security sales, while 2004 proceeds from asset sales are $5.1 million.

     Net cash used in financing activity was $64.0 million for the nine months ended September 30, 2004 compared to $55.8 million for the same period of 2003. The increase of approximately $8.2 million is primarily a result from the use of approximately $7.9 million of operating cash to repay debt and preferred stock redemptions as the Company repaid or refinanced $537.8 million of debt and preferred equity during the period while it received $529.9 million from preferred equity offerings and short term borrowings during the same period.

     The Company’s capital structure is characterized by a low level of leverage. As of September 30, 2004, the Company had three fixed rate mortgages totaling $19.2 million, which represented approximately 1.4% of its total capitalization (based on book value, including minority interest and debt). The weighted average interest rate for the mortgages is approximately 7.46% per annum. The Company had approximately 2.6% of its properties, in terms of net book value, encumbered at September 30, 2004.

     The Company has an unsecured line of credit (the “Credit Facility”) with Wells Fargo Bank, with a borrowing limit of $100 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.60% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.70%, 2.575% as of September 30, 2004). In addition, the Company is required to pay an annual commitment fee ranging from 0.20% to 0.35% of the borrowing limit (currently 0.25%). The Company had an outstanding balance of $30 million on its Credit Facility at September 30, 2004 which was repaid in full subsequent to September 30, 2004.

     The Company received approximately $6.5 million due to the exercise of stock options during the nine months ended September 30, 2004.

     On August 31, 2004, the Company issued 2,300,000 depositary shares each representing 1/1,000 of a share of the Company’s 7.60% Cumulative Preferred Stock, Series L at $25.00 per share. The Company received net proceeds of approximately $55.7 million.

     Subsequent to September 30, 2004, the Company issued an additional 1,300,000 depositary shares, each representing 1/1,000 of a share of the 7.000% Cumulative Preferred Stock, Series H at $24.0638 per share. Net proceeds from the offering were used to repay in full the balance outstanding on the Company’s Credit Facility.

     In September 2004, the Company redeemed $120 million Cumulative Redeemable Preferred Units consisting of $80 million of 8.75% Series C Cumulative Redeemable Preferred Units redeemed as of September 3, 2004 and $40 million of 8.875% Series X Cumulative Redeemable Preferred Units redeemed as of September 7, 2004. In connection with the redemption of Series C and Series X Preferred Units, the Company recognized additional non-cash distributions of $2.0 million and $900,000, respectively. As a result of these redemptions as well as those completed in April 2004, based on the difference in the weighted average yield on the preferred equity redeemed compared to the weighted average yield on preferred equity issued, the Company has reduced its annual distributions going forward by approximately $3.1 million.

     On June 30, 2004, the Company issued 2,300,000 depositary shares each representing 1/1,000 of a share of the Company’s 7.950% Cumulative Preferred Stock, Series K, at $25.00 per share. The Company received net proceeds of approximately $55.7 million.

     In May 2004, the Company acquired an office park in Fairfax, Virginia totaling approximately 165,000 square feet for approximately $24.1 million. The Company also completed private placements of the 7 1/2% Series J Cumulative Redeemable Preferred Units totaling approximately $42.8 million through its operating partnership. The Preferred Units are non-callable for five years and have no mandatory redemption. The net proceeds from the placements were approximately $41.5 million and were used to fund the acquisition of the office park in Fairfax, Virginia and to reduce the amount outstanding on the Company’s line of credit.

     On April 30, 2004 the Company redeemed 2,112,900 depositary shares of its 9-1/4% Cumulative Preferred Stock, Series A for approximately $52.8 million and on April 23, 2004 the Company redeemed 510,000 units of its 8-7/8% Series B Cumulative Preferred Operating Partnership Units for approximately $12.8 million. In accordance with EITF Topic D-42, the redemptions resulted in a reduction of net income allocable to common shareholders of approximately $2,133,000 for the nine months ended September 30, 2004 equal to the excess of the redemption amounts over the carrying amounts of the redeemed securities.

     On April 21, 2004, the Company issued 3,000,000 depositary shares, each representing 1/1,000 of a share of the Company’s 6.875% Cumulative Preferred Stock, Series I, at $25.00 per share. The Company received net proceeds of approximately $72.6 million, which were used to redeem the Company’s outstanding 9.25% Cumulative Preferred Stock, Series A and the Operating Partnership’s 8.875% Series B Cumulative Redeemable Preferred Units, and reduce the outstanding balance on the Company’s line of credit.

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

     The Company used its short-term borrowing capacity to complete acquisitions totaling approximately $283 million in 2003. The Company borrowed $95 million from its Credit Facility and $100 million from PSI. The remaining balance was funded with retained cash from operations. All amounts owed to PSI and or the Credit Facility have been repaid in full.

     The Company’s funding strategy has been to use permanent capital, including common and preferred stock, and internally generated retained cash flows. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its Credit Facility. The Company targets a ratio of Funds from Operations (“FFO”) to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the three and nine months ended September 30, 2004, the FFO to fixed charges and preferred distributions coverage ratio, excluding the effect of EITF Topic D-42, was 2.8 to 1.0 and 3.0 to 1.0, respectively, which is below the Company’s historical trend as a result of the prefunding efforts for the September 2004 redemptions as well as the ongoing lease up efforts at our acquired assets.

     Non-GAAP Supplemental Disclosure Measure: Funds from Operations: Management believes that Funds From Operations (“FFO”) is a useful supplemental measure of the Company’s operating performance. The Company computes FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income, computed in accordance with generally accepted accounting principles (“GAAP”), before depreciation, amortization, minority interest in income, and extraordinary items. Management believes that FFO provides a useful measure of the Company’s operating performance and when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income.

     FFO should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results from operations.

     Management believes FFO provides useful information to the investment community about the Company’s operating performance when compared to the performance of other real estate companies as FFO is generally recognized as the industry standard for reporting operations of real estate investment trusts (“REIT”). Other REIT’s may use different methods for calculating FFO and, accordingly, our FFO may not be comparable to other real estate companies.

FFO for the Company is computed as follows (in thousands):

	Nine Months Ended September 30,
	2004	2003
Net income allocable to common shareholders	$12,211	$26,586
Gain on sale of marketable securities	—	(2,043)
(Gain) loss on disposition of real estate	(145)	(3,498)
Equity in income from sale of joint venture properties	—	(1,376)
Depreciation and amortization	55,016	43,237
Minority interest in income – common units	4,103	9,064

Consolidated FFO allocable to common shareholders and minority interests	71,185	71,970
FFO allocated to minority interests – common units	(17,867)	(18,280)

FFO allocated to common shareholders	$53,318	$53,690

FFO allocated to common shareholders for the nine months ended September 30, 2004, decreased 0.7% from the same period in 2003. FFO for the nine months ended September 30, 2004 included non-cash distributions of $5 million related to the application of EITF Topic D-42 and the redemption of $185.6 million of preferred equity completed in 2004. FFO for the same period of 2003 included a non-cash impairment provision related to the previously anticipated sale of assets in Beaverton, Oregon. Excluding these non-cash adjustments, the changes in FFO relate to a reduction in the Same Park operating results of approximately $4.6 million, partially offset by contributions from Other Facilities in 2003 as well as a reduction in fixed charges related to the refinancing of preferred equity.

     Capital Expenditures: During the nine months ended September 30, 2004, the Company incurred approximately $29.4 million in recurring capital expenditures or $1.61 per weighted average square foot owned. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate of its current economic value. During the nine months ended September 30, 2003, the Company incurred approximately $15.6 million in recurring capital expenditures or $1.05 per weighted average square foot. The Company expects recurring capital expenditures to continue to be at the higher levels incurred in the third quarter of 2004 over the remainder of 2004 and into 2005 as a result of competition in difficult markets. The following table shows total capital expenditures for the stated periods (in thousands):

	Nine Months Ended
	September 30,
	2004	2003
Recurring capital expenditures	$29,382	$15,611
First generation tenant improvements and leasing commissions on developed properties	—	492
Property renovations and other capital expenditures	9,469	9,534

Total capital expenditures	$38,851	$25,637

     Stock Repurchase: The Company’s Board of Directors has authorized the repurchase from time to time of up to 4,500,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. Since the inception of the program (March 2000), the Company has repurchased an aggregate total of 2,621,711 shares of common stock and 30,484 common units in its operating partnership at an aggregate cost of approximately $70.7 million (average cost of $ 26.66 per share/unit). No shares were repurchased during the nine months ended September 30, 2004.

On September 3, 2004, the Operating Partnership redeemed 3,200,000 units of its 8.75% Series C Cumulative Redeemable Preferred units for $80 million. Further, on September 7, 2004, the Operating Partnership redeemed 1,600,000 units of its 8.875% Series X Cumulative Redeemable Preferred units for $40 million. In addition, on April 23, 2004 the Operating Partnership redeemed 510,000 units of its 8-7/8% Series B Cumulative Redeemable Preferred Units for approximately $12.8 million. In accordance with EITF D-42, the redemptions resulted in a reduction of net income allocable to common shareholders of approximately $2.9 million and $3.1 million for the three and nine months ended September 30, 2004, respectively, and a corresponding increase in the allocation of income to minority interest equal to the excess of the redemption amount over the carrying amount of the redeemed securities.

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

     Related Party Transactions: At September 30, 2004, PSI owned 25% of the outstanding shares of the Company’s common stock (44% upon conversion of its interest in the Operating Partnership) and 25% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Ronald L. Havner, Jr., the Company’s chairman (and until August 2003 also the Chief Executive Officer), is also the vice-chairman, chief executive officer and a director of PSI. Mr. Havner’s 2003 compensation from the Company was approved by the Company’s Compensation Committee.

     Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services. These costs totaled approximately $ 250,000 or each of the nine months ended September 30, 2004 and 2003, and are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $423,000 and $424,000 for the nine months ended September 30, 2004, and 2003, respectively. In addition, through March 31, 2004, the Company combined its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation (“Stor-Re”). Stor-Re provides limited property and liability insurance to the Company at commercially competitive rates. The Company and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re’s limitations. Subsequent to March 31, 2004 the Company has obtained insurance coverage independent of PSI and Stor-Re.

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

     At September 30, 2004, Public Storage and its affiliates owned 25% of the outstanding shares of our common stock (44% upon conversion of its interest in our operating partnership) and 25% of the outstanding common units of our operating partnership (100% of the common units not owned by us). Also, Ronald L. Havner, Jr., our Chairman of the Board, is also Vice-Chairman, Chief Executive Officer and a Director of Public Storage and Harvey Lenkin, one of our Directors, is President, Chief Operating Officer, and a Director of Public Storage. Consequently, Public Storage has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the operating partnership. In addition, Public Storage’s ownership may make it more difficult for another party to take over our company without Public Storage’s approval.

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

     Summary of real estate risks: We own and operate commercial properties and are subject to the risks of owning real estate generally and commercial properties in particular. These risks include:

•	the national, state and local economic climate and real estate conditions, such as oversupply of or reduced demand for space and changes in market rental rates;

•	how prospective tenants perceive the attractiveness, convenience and safety of our properties;

•	our ability to provide adequate management, maintenance and insurance;

•	our ability to collect rent from tenants on a timely basis;

•	the expense of periodically renovating, repairing and reletting spaces;

•	environmental issues;

•	compliance with the Americans with Disabilities Act and other federal, state, and local laws and regulations;

•	increasing operating costs, including real estate taxes, insurance and utilities, if these increased costs cannot be passed through to tenants;

•	changes in tax, real estate and zoning laws;

•	increase in new commercial properties in our market;

•	tenant defaults and bankruptcies;

•	tenant’s right to sublease space, and

•	concentration of properties leased to non-rated private companies.

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

     We recently acquired a large property in a new market: In December 2003, we acquired an industrial park in Miami, Florida. This is our only property in this market and represents approximately 18.2% of our properties’ aggregate net rentable square footage at September 30, 2004. As a result of our lack of experience with the Miami market and other factors, the operating performance of this property may be less than we anticipate, and we may have difficulty in integrating this property into our existing portfolio.

     We may encounter significant delays and expense in reletting vacant space, or we may not be able to relet space at existing rates, in each case resulting in losses of income: When leases expire, we will incur expenses in retrofitting space and we may not be able to release the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. Our properties as of September 30, 2004 generally have lower vacancy rates than the average for the markets in which they are located, and leases accounting for 5.0% of our annual rental income expire in 2004 and 24.0% in 2005. While we have estimated our cost of renewing leases that expire in 2004 and 2005, our estimates could be wrong. If we are unable to release space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.

     Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty in collecting from tenants in default, particularly if they declare bankruptcy. This could affect our cash flow and distributions to shareholders. Since many of our tenants are non-rated private companies, this risk may be enhanced.

     Footstar and its affiliates have filed protection under Chapter 11 of the U.S. Bankruptcy Laws. In connection with such filing, they have rejected one of two leases with the Company. The lease which has been rejected was for approximately 60,000 square feet in Dallas, Texas. Footstar Corporation continues to lease a 57,000 square foot space in Dallas, Texas with a term scheduled to expire in November 2008. At this point we are uncertain of their intentions for this space. Several other tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.

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

     Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. As of September 30, 2004, Public Storage and its affiliates owned 25% of the outstanding shares of our common stock (44% upon conversion of its interest in our operating partnership). These shares, as well as             shares of common stock held by certain other significant stockholders, are eligible to be sold in the public market, subject to compliance with applicable securities laws.

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

     The California budget could affect our company in many ways, including the possible repeal of Proposition 13, which could result in higher property taxes. Reduced state and local government spending and the resulting effects on the state and local economies could have an adverse impact on demand for our space. The budget shortfall could impact our company in other ways that cannot be predicted. Approximately 34.5% of our properties’ net operating income was generated in California for the nine months ended September 30, 2004.

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

We may fail to timely complete our assessment of our internal controls.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with the fiscal year ending December 31 2004, to include in our annual report our assessment of the effectiveness of our internal controls over financial reporting and our audited financial statements as of December 31, 2004. Furthermore, our independent registered public accounting firm, Ernst & Young LLP will be required to attest to whether our assessment of the effectiveness of our internal controls overs financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2004. We have not yet completed our assessment of the effectiveness of our internal controls. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations. The Company is currently behind schedule in completing its assessment of the effectiveness of its internal controls over financial reporting. While management currently believes that the Company will be able to timely complete its assessment, there can be no assurance that the Company will do so. The Company may be required to commit substantial resources to complete the assessment, which could divert the attention of our management or finance personnel and cause our operating results to suffer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At September 30, 2004, the Company’s debt as a percentage of shareholders’ equity and minority interest (based on book values) was 6.4%.

     The Company’s market risk sensitive instruments include mortgage notes payable and line of credit which total $19.2 million and $30 million at September 30, 2004. All of the Company’s mortgage notes payable bear interest at fixed rates. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable and line of credit as of September 30, 2004. Based on borrowing rates currently available to the Company, combined with the amount of fixed rate debt financing, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. As of the end of the fiscal quarter ended September 30, 2004, the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal quarter ended September 30, 2004, the Company’s disclosure controls and procedures were effective.

     (b) Changes in internal control over financial reporting. There has not been any change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     In March 2000, the Company publicly announced that the Board of Directors had authorized the repurchase of up to 4,500,000 shares of the Company’s Common Stock (the “Program”). The Company has repurchased an aggregate of 2,621,711 shares of Common Stock under the Program since March 2000. The Company did not repurchase any shares of Common Stock under the Program during the three months ended September 30, 2004. Unless terminated earlier by resolution of the Board of Directors, the Program will expire when the Company has repurchased all shares of Common Stock authorized for repurchase thereunder.

ITEM 6. EXHIBITS

Exhibits

Exhibit 3.1	Certificate of Determination of Preferences of 7.60% Cumulative Preferred Stock, Series L of PS Business Parks, Inc. filed with Registrant’s Current Report on Form 8-K, dated August 23, 2004 and incorporated herein by reference.

Exhibit 3.2	Certificate of Correction of Certificate of Determination of Preferences for the 7.000% Cumulative Preferred Stock, Series H of PS Business Parks, Inc. filed with the Registrant’s Current Report on Form 8-K, dated October 18, 2004 and incorporated herein by reference.

Exhibit 3.3	Amendment to Certificate of Determination for the 7.000% Cumulative Preferred Stock, Series H of PS Business Parks, Inc. filed with the Registrant’s Current Report on Form 8-K, dated October 18, 2004 and incorporated herein by reference.

Exhibit 10.1	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. relating to 7.60% Series L Cumulative Redeemable Preferred Units, dated as of August 31, 2004. Filed herewith.

Exhibit 10.2	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks L.P. relating to 7.000% Series H Cumulative Redeemable Preferred Units, dated as of October 25, 2004. Filed herewith.

Exhibit 10.3	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. relating to 6.875% Series I Cumulative Redeemable Preferred Units, dated as of April 21, 2004. Filed herewith.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 99.1	Form of PS Business Parks, Inc. Restricted Stock Unit Agreement

Exhibit 99.2	Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement

Exhibit 99.3	Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Stock Option Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: 11/9/04

PS BUSINESS PARKS, INC.
BY:	/s/ Edward A. Stokx
Edward A. Stokx Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Certificate of Determination of Preferences of 7.60% Cumulative Preferred Stock, Series L of PS Business Parks, Inc. filed with Registrant’s Current Report on Form 8-K, dated August 23, 2004 and incorporated herein by reference.

Exhibit 3.2	Certificate of Correction of Certificate of Determination of Preferences for the 7.000% Cumulative Preferred Stock, Series H of PS Business Parks, Inc. filed with the Registrant’s Current Report on Form 8-K, dated October 18, 2004 and incorporated herein by reference.

Exhibit 3.3	Amendment to Certificate of Determination for the 7.000% Cumulative Preferred Stock, Series H of PS Business Parks, Inc. filed with the Registrant’s Current Report on Form 8-K, dated October 18, 2004 and incorporated herein by reference.

Exhibit 10.1	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. relating to 7.60% Series L Cumulative Redeemable Preferred Units, dated as of August 31, 2004. Filed herewith.

Exhibit 10.2	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks L.P. relating to 7.000% Series H Cumulative Redeemable Preferred Units, dated as of October 25, 2004. Filed herewith.

Exhibit 10.3	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. relating to 6.875% Series I Cumulative Redeemable Preferred Units, dated as of April 21, 2004. Filed herewith.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 99.1	Form of PS Business Parks, Inc. Restricted Stock Unit Agreement

Exhibit 99.2	Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement

Exhibit 99.3	Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Stock Option Agreement