Form 10-K
period 2004-12-31
PS BUSINESS PARKS INC/CA
filed 2005-03-15
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (818) 244-8080

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 9.500% Cumulative Preferred Stock, Series D, $0.01 par value	American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.750% Cumulative Preferred Stock, Series F, $0.01 par value	American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.000% Cumulative Preferred Stock, Series H, $0.01 par value	American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.875% Cumulative Preferred Stock, Series I, $0.01 par value	American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.950% Cumulative Preferred Stock, Series K, $0.01 par value	American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.600% Cumulative Preferred Stock, Series L, $0.01 par value	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act
None
(Title of class)
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☑
    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☑         No ☐
    The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2004:

Common Stock, $0.01 par value, $659,664,541 (computed on the basis of $40.24 per share which was the reported closing sale price of the Company’s Common Stock on the American Stock Exchange on June 30, 2004).
    The number of shares outstanding of the registrant’s common stock, as of March 1, 2005:
    Common Stock, $0.01 par value, 21,842,894 shares.
DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the proxy statement to be filed in connection with the annual shareholders’ meeting to be held in 2005 are incorporated by reference into Part III.

PART I.

ITEM 1.	BUSINESS
The Company
      PS Business Parks, Inc. (“PSB”) is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties, primarily multi-tenant flex, office and industrial space. As of December 31, 2004, PSB owned approximately 75% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units were owned by Public Storage, Inc. (“PSI”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references to “the Company,” “we,” “us,” “our,” and similar references mean PS Business Parks, Inc. and its subsidiaries, including the Operating Partnership.
      As of December 31, 2004, the Company owned and operated approximately 18.0 million net rentable square feet of commercial space located in eight states: Arizona, California, Florida, Maryland, Oregon, Texas, Virginia, and Washington. The Company also manages approximately 1.2 million net rentable square feet on behalf of PSI and its affiliated entities.
      History of the Company: The Company was formed in 1990 as a California corporation under the name Public Storage Properties XI, Inc. In a March 17, 1998 merger with American Office Park Properties, Inc. (“AOPP”) (the “Merger”), the Company acquired the commercial property business previously operated by AOPP and was renamed “PS Business Parks, Inc.” Prior to the merger in January 1997, AOPP was reorganized to succeed to the commercial property business of PSI, becoming a fully integrated, self advised and self managed REIT.
      From 1998 through 2001, the Company added 9.7 million square feet in Virginia, Maryland, Texas, Oregon, California, and Arizona, acquiring 9.2 million square feet of commercial space from unaffiliated third parties and developing an additional 500,000 square feet.
      During 2002, the economy and real estate fundamentals softened. This resulted in an environment is which the Company was unable to identify acquisitions at prices that met its investment criteria. The Company disposed of four properties totaling 386,000 square feet that no longer met its investment criteria.
      During 2003, the Company acquired 4.1 million square feet of commercial space from unaffiliated third parties, including a 3.4 million square foot property located in Miami, Florida, which represented a new market for the Company. The Miami property represented approximately 18% of the Company’s aggregate net rentable square footage at December 31, 2003. The cost of these acquisitions was approximately $282.4 million. The Company also disposed of four properties totaling 226,000 square feet as well as a one acre plot of land that no longer met its investment criteria.
      During 2004, increased competition for properties in the Company’s target markets resulted in higher prices and lower yields. As a result, the Company had difficulty identifying acquisitions at prices that met its investment criteria, and made only one acquisition: a 165,000 square foot asset in Fairfax, Virginia for $24.1 million. During this period, the Company sold two significant assets, comprising approximately 400,000 square feet in Maryland. The sale of these assets resulted in a gain of $15.2 million.
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
      Business of the Company: The Company is in the commercial property business, with properties consisting of multi-tenant flex, industrial, and suburban office space. The Company owns approximately 11.0 million square feet of flex space. The Company defines “flex” space as buildings that are configured with a combination of warehouse and office space and can be designed to fit a wide variety of uses. The warehouse component of the flex space has a number of uses including light manufacturing and assembly, storage and warehousing, showroom, laboratory, distribution and research and development activities. The office component of flex space is complementary to the warehouse component by enabling businesses to accommodate management and production staff in the same facility. The Company owns approximately 3.9 million square feet of industrial space that have characteristics similar to the warehouse component of the flex space. In addition, the Company owns approximately 2.9 million square feet of low-rise suburban office space, generally either in business parks that combine office and flex space or in submarkets where the economics of the market demand an office build-out.
      The Company’s commercial properties typically consist of low-rise buildings, ranging from one to over fifty buildings per property, located on up to 216 acres and containing from approximately 20,000 to 3,300,000 square feet of rentable space in the aggregate. Facilities are managed through either on-site management or area offices central to the facilities. Parking is generally open but in some instances is covered. The ratio of parking spaces to rentable square feet ranges from two to six per thousand square feet depending upon the use of the property and its location. Office space generally requires a greater parking ratio than most industrial uses. The Company may acquire properties that do not have these characteristics.
      The tenant base for the Company’s facilities is diverse. The portfolio can be bifurcated into those facilities that service small to medium-sized businesses and those that service larger businesses. Approximately 25.3% of the annual rents from the portfolio are from facilities that serve small to medium-sized businesses. A property in this facility type is typically divided into units ranging in size from 500 to 5,000 square feet and leases generally range from one to three years. The remaining 74.7% of the annual rents is derived from facilities that serve larger businesses, with units greater than 5,000 square feet. The Company also has several tenants that lease space in multiple buildings and locations. The U.S. Government is the largest tenant with 15 leases encompassing 475,000 square feet, in 12 separate locations, or approximately 5.0% of the Company’s annual revenue.
      The Company intends to continue acquiring commercial properties located in its target markets within the United States. The Company’s policy of acquiring commercial properties may be changed by its Board of Directors without shareholder approval. However, the Board of Directors has no intention of changing this policy at this time. Although the Company currently owns properties in eight states, it may expand its operations to other states or reduce the number of states in which it operates. Properties are acquired for both income and potential capital appreciation; there is no limitation on the amount that can be invested in any specific property.
      The Company has acquired land for the development of commercial properties. The Company owned approximately 6.4 acres of land in Northern Virginia, 26.4 acres in Portland, Oregon, 1.0 acre in Rockville, Maryland and 10.0 acres in Dallas, Texas as of December 31, 2004.
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
Summary of the Operating Partnership Agreement
      The following summary of the Operating Partnership Agreement is qualified in its entirety by reference to the Operating Partnership Agreement as amended, which is incorporated by reference as an exhibit to this report.
      Issuance of Additional Partnership Interests: As the general partner of the Operating Partnership, the Company is authorized to cause the Operating Partnership from time to time to issue to partners of the Operating Partnership or to other persons additional partnership units in one or more classes, and in one or more series of any of such classes, with such designations, preferences and relative, participating, optional, or other special rights, powers and duties (which may be senior to the existing partnership units), as will be determined by the Company, in its sole and absolute discretion, without the approval of any limited partners, except to the extent specifically provided in the agreement. No such additional partnership units, however, will be issued to the Company unless (i) the agreement to issue the additional partnership interests arises in connection with the issuance of shares of the Company, which shares have designations, preferences and other rights, such that the economic interests are substantially similar to the designations, preferences and other rights of the additional partnership units that would be issued to the Company and (ii) the Company agrees to make a capital contribution to the Operating Partnership in an amount equal to the proceeds raised in connection with the issuance of such shares of the Company.
      Capital Contributions: No partner is required to make additional capital contributions to the Operating Partnership, except that the Company as the general partner is required to contribute the proceeds of the sale of equity interests in the Company to the Operating Partnership in return for additional partnership units. A limited partner may be required to pay to the Operating Partnership any taxes paid by the Operating Partnership on behalf of that limited partner. No partner is required to pay to the Operating Partnership any deficit or negative balance which may exist in its capital account.
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
      Preferred Units: As of December 31, 2004, the Operating Partnership had an aggregate of 5.1 million preferred units owned by third parties with distribution rates ranging from 7.5% to 9.25% (per annum) with an aggregate stated value of $127.8 million. The Operating Partnership has the right to redeem each series of preferred units on or after the fifth anniversary of the issuance date of the series at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. Each series of preferred units is exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PS Business Parks, Inc. on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the applicable series of preferred units.

      As of December 31, 2004, in connection with the Company’s issuance of publicly traded Cumulative Preferred Stock, the Company owned 20.4 million preferred units of various series with a stated value of $510.9 million with terms substantially identical to the terms of the publicly traded depositary shares each representing 1/1,000 of a share of 6.875% to 9.5% Cumulative Preferred Stock of the Company. The holders of all series of Preferred Stock may combine to elect two additional directors if the Company fails to make dividend payments for six quarterly dividend payment periods, whether or not consecutive.
      Redemption of Partnership Interests: Subject to certain limitations described below, each limited partner (other than the Company and holders of preferred units) has the right to require the redemption of such limited partner’s units. This right may be exercised on at least 10 days notice at any time or from time to time, beginning on the date that is one year after the date on which such limited partner is admitted to the Operating Partnership (unless otherwise contractually agreed by the general partner).
      Unless the Company, as general partner, elects to assume and perform the Operating Partnership’s obligation with respect to a redemption right, as described below, a limited partner that exercises its redemption right will receive cash from the Operating Partnership in an amount equal to the “redemption amount” (as defined in the Operating Partnership Agreement generally to reflect the average trading price of the Common Stock of the Company over a specified 10 day trading period) for the units redeemed. In lieu of the Operating Partnership redeeming the units for cash, the Company, as the general partner, has the right to elect to acquire the units directly from a limited partner exercising its redemption right, in exchange for cash in the amount specified above as the “redemption amount” or by issuance of the “shares amount” (as defined in the Operating Partnership Agreement, generally to mean the issuance of one share of the Company Common Stock for each unit of limited partnership interest redeemed).
      A limited partner cannot exercise its redemption right if delivery of shares of Common Stock would be prohibited under the articles of incorporation of the Company or if in the opinion of counsel to the general partner there is a significant risk that delivery of shares of Common Stock would cause the general partner to no longer qualify as a REIT, would cause a violation of the applicable securities or certain antitrust laws, or would result in the Operating Partnership no longer being treated as a partnership for federal income tax purposes.
      Limited Partner Transfer Restrictions: Limited partners generally may not transfer partnership interests (other than to their estates, immediate family or certain affiliates) without the prior written consent of the Company as general partner, which consent may be given or withheld in its sole and absolute discretion. The Company, as general partner has a right of first refusal to purchase partnership interests proposed to be sold by the limited partners. Transfers must comply with applicable securities laws and regulations. Transfers of partnership interests generally are not permitted if the transfer would be made through certain trading markets or adversely affect the Company’s ability to qualify as a REIT or could subject the Company to any additional taxes under Section 857 or Section 4981 of the Code.
      Management: The Operating Partnership is organized as a California limited partnership. The Company, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership, except as provided in the Operating Partnership Agreement and by applicable law. The limited partners of the Operating Partnership have no authority to transact business for, or participate in the management activities or decisions of, the Operating Partnership except as provided in the Operating Partnership Agreement and as permitted by applicable law. The Operating Partnership Agreement provides that the general partner may not be removed by the limited partners. In exercising its authority under the agreement, the general partner may take into account (but is not required to do so) the tax consequences to any partner of actions or inaction and is under no obligation to consider the separate interests of the limited partners.
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
      The consent of all limited partners will be required to (i) take any action that would make it impossible to carry on the ordinary business of the Operating Partnership, except as otherwise provided in the Operating Partnership Agreement; or (ii) possess Operating Partnership property, or assign any rights in specific Operating Partnership property, for other than an Operating Partnership purpose, except as otherwise provided in the Operating Partnership Agreement. In addition, without the consent of any adversely affected limited partner, the general partner may not perform any act that would subject a limited partner to liability as a general partner in any jurisdiction or any other liability except as provided in the Operating Partnership Agreement or under California law.
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
      Tax Protection Provision Affecting Certain Properties: The Operating Partnership Agreement provides that, until 2007, the Operating Partnership may not sell 11 designated properties in a transaction that would produce taxable gain for the contributing partner without the prior written consent of PSI. The Operating Partnership is not required to obtain PSI’s consent if PSI and its affiliated partnerships do not continue to hold at the time of the sale at least 30% of their original interest in the Operating Partnership. Since PSI’s consent is required only in connection with a taxable sale of a designated property, the Operating Partnership will not be required to obtain PSI’s consent in connection with a “like-kind” exchange or other nontaxable transaction involving these properties. Since formation of the Operating Partnership, the Company has asked for and received PSI’s consent to sell one property. The 10 remaining properties represent 6.0% of the square footage in the Company’s portfolio.
      Indemnification: The Operating Partnership Agreement generally provides that the Company and its officers and directors and the limited partners of the Operating Partnership will be indemnified and held harmless by the Operating Partnership for matters that relate to the operations of the Operating Partnership unless it is established that (i) the act or omission of the indemnified person was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (ii) the indemnified person actually received an improper personal benefit in money, property or services; or (iii) in the case of any criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. The termination of any proceeding by judgment, order or settlement does not create a presumption that the indemnified person did not meet the requisite standards of conduct set forth above. The termination of any proceeding by conviction or upon a plea of nolo contendere or its equivalent, or an entry of an order of probation prior to judgment, creates a rebuttable presumption that the indemnified person did not meet the requisite standard of conduct set forth above. Any indemnification so made shall be made only out of the assets of the Operating Partnership or through insurance obtained by the Operating Partnership. The general partner shall not be liable for monetary damages to the partnership, any partners or any assignees for losses sustained, liabilities incurred or benefits not derived as a result of errors in judgment or of any act or omissions if the general partner acted in good faith.
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
      Other Provisions: The Operating Partnership Agreement contains other provisions affecting its operations and management, limited partner access to certain business records, responsibility for expenses and reimbursements, tax allocations, distribution of certain reports, winding-up and liquidation, the granting by the limited partners of powers of attorney to the general partner, the rights of holders of particular series of preferred units, and other matters.
Cost Allocation and Administrative Services
      Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services. These services include employee relations, insurance, administration, management information systems, legal, corporate tax and office services. Under this agreement, costs are allocated to the Company in accordance with its proportionate share of these costs. These allocated costs totaled $327,000, $335,000, and $337,000 for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, in November, 2002, the former Chief Executive Officer of the Company, Ronald L. Havner, Jr. was appointed Chief Executive Officer of PSI. Mr. Havner resigned as Chief Executive Officer of the Company in August, 2003 and was succeeded by Joseph D. Russell, Jr., but remains Chairman of the Company.
Common Officers and Directors with PSI
      Ronald L. Havner, Jr., the Chairman of the Company, is the Vice-Chairman and Chief Executive Officer of PSI. Harvey Lenkin, the President and Chief Operating Officer of PSI, is a Director of both the Company and PSI. The Company engages additional executive personnel who render services exclusively for the Company. However, it is expected that certain officers of PSI will continue to render services for the Company as requested.

Property Management
      The Company continues to manage commercial properties owned by PSI and its affiliates, which are generally adjacent to mini-warehouses, for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. The property management contract with PSI is for a seven-year term with the agreement automatically extending for successive one-year terms (unless cancelled by either party). PSI can cancel the property management contract upon 60 days notice while the Operating Partnership can cancel it upon seven years notice. Management fee revenue derived from these management contracts with PSI and its affiliates totaled approximately $562,000 for the year ended December 31, 2004.
Management
      Joseph D. Russell, Jr. (45) leads the Company’s senior management team. Mr. Russell is President and Chief Executive Officer of the Company. The Company’s executive management includes: John Petersen (41), Executive Vice President and Chief Operating Officer; Edward A. Stokx (39), Executive Vice President and Chief Financial Officer; Brett Franklin (40), Senior Vice President, Acquisitions and Dispositions; Maria R. Hawthorne (45), Senior Vice President (East Coast); Joseph E. Miller (41), Senior Vice President and CFO of Operations; Coby Holley (35), Vice President (Pacific Northwest Division), Robin E. Mather (42), Vice President (Southern California Division); William A. McFaul (39), Vice President (Maryland Division); and Viola Sanchez (42) Vice President (Southeast Division).
REIT Structure
      If certain detailed conditions imposed by the Code and the related Treasury Regulations are met, an entity, such as the Company, that invests principally in real estate and that otherwise would be taxed as a corporation may elect to be treated as a REIT. The most important consequence to the Company of being treated as a REIT for federal income tax purposes is that the Company can deduct dividend distributions (including distributions on preferred stock) to its shareholders, thus effectively eliminating the “double taxation” (at the corporate and shareholder levels) that typically results when a corporation earns income and distributes that income to shareholders in the form of dividends.
      The Company believes that it has operated, and intends to continue to operate, in such a manner as to qualify as a REIT under the Code, but no assurance can be given that it will at all times so qualify. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the taxable income that is distributed to its shareholders.
Operating Strategy
      The Company believes its operating, acquisition and finance strategies combined with its diversified portfolio produces a lower risk, higher growth business model. The Company’s primary objective is to grow shareholder value. Key elements of the Company’s growth strategy include:
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

      Focus on Targeted Markets: The Company intends to continue investing in markets that have characteristics which enable them to be competitive economically. The Company believes that markets with some combination of above average population growth, education levels and personal income will produce better overall economic returns. As of December 31, 2004, substantially all of the Company’s square footage was located in these targeted core markets. The Company targets individual properties in those markets that are close to important services and universities and have easy access to major transportation arteries.
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
      Retain Operating Cash Flow: The Company seeks to retain significant funds (after funding its distributions and capital improvements) for additional investments and debt reduction. During the year ended December 31, 2004, the Company distributed 34.7% of its funds from operations (“FFO”) to common shareholders/unitholders. During the year ended December 31, 2003, the Company distributed 34.2% of its FFO to common shareholders/unitholders. The decrease of retained cash was a result of higher transaction costs. In 2004 the Company incurred higher costs related to tenant improvements and lease commissions as a result of higher levels of leasing activity as well as increased competition for tenants from competing properties. FFO is computed in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income, computed in accordance with generally accepted accounting principles (“GAAP”), before depreciation, amortization, minority interest in income, and extraordinary items. FFO is a non-GAAP financial measure and should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results from operations. Other REITs may use different methods for calculating FFO and, accordingly, the Company’s FFO may not be comparable to other real estate companies’ funds from operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Non-GAAP Supplemental Disclosure Measure: Funds from Operations,” for a reconciliation of FFO and net income allocable to common shareholders and for information on why the Company presents FFO.
      Perpetual Preferred Stock/ Units: The primary source of leverage in the Company’s capital structure is perpetual preferred stock or the equivalent preferred units in the operating partnership. This method of financing eliminates interest rate and refinancing risks because the dividend rate is fixed and the stated value or capital contribution is not required to be repaid. In addition, the consequences of defaulting on required preferred distributions is less severe than with debt. The preferred shareholders may elect additional two directors if six quarterly distributions go unpaid, whether or not consecutive.
      Debt Financing: The Company has used debt financing to a limited degree. The primary source of debt that the Company relies upon to provide short term capital is its $100.0 million unsecured line of credit with Well Fargo. In the past, the Company also had an unsecured term loan in the amount of $50.0 million. This term loan was repaid in 2004. From time to time, the Company has also borrowed funds on a short term basis from Public Storage, Inc.
      Access to Acquisition Capital: The Company seeks to maintain a minimum ratio of FFO to combined fixed charges and preferred distributions paid of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unitholders. As of the year ended December 31, 2004, the FFO to combined fixed charges and preferred distributions paid ratio was 3.0 to 1.0, excluding the effects of EITF Topic D-42. In addition, the Company believes that its financial position will enable it to access capital to finance its future growth. Subject to market conditions, the Company may add leverage to its capital structure.
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
Investments in Real Estate Facilities
      As of December 31, 2004, the Company owned and operated approximately 18.0 million net rentable square feet compared to 18.4 million net rentable square feet at December 31, 2003. The net decrease in net rentable square feet was due to the disposition of facilities that were identified by management as not meeting the Company’s ongoing investment strategy, partially offset by the acquisition of the property in Fairfax, Virginia.
Summary of Business Model
      The Company has a diversified portfolio. It is diversified geographically in eight states and has a diversified customer mix by size and industry concentration. The Company believes that this diversification combined with a conservative financing strategy, focus on markets with strong demographics for growth and operating strategy gives the Company a business model that mitigates risk and provides strong long-term growth opportunities.

Restrictions on Transactions with Affiliates
      The Company’s Bylaws provide that the Company may engage in transactions with affiliates provided that a purchase or sale transaction with an affiliate is (i) approved by a majority of the Company’s independent directors and (ii) fair to the Company based on an independent appraisal or fairness opinion.
Borrowings
      As of December 31, 2004, the Company had outstanding mortgage notes payable of approximately $11.4 million. See Notes 5 and 6 to the consolidated financial statements for a summary of the Company’s borrowings during 2004.
      The Company has an unsecured line of credit (the “Credit Facility”) with Wells Fargo Bank with a borrowing limit of $100.0 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. Under the terms of the Credit Facility, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.60% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.70%). In addition, the Company is required to pay an annual commitment fee ranging from 0.20% to 0.35% of the borrowing limit (currently 0.25%). The Company had drawn $0 and $95.0 million on its Credit Facility at December 31, 2004 and 2003, respectively.
      The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.45 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively, (iii) maintain a minimum tangible net worth (as defined) and (iv) limit distributions to 95% of funds from operations (as defined) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company’s unsecured recourse debt; the Company did not have any unsecured recourse debt at December 31, 2004) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 2004.
      In February 2004, the Company repaid, in full, the $50.0 million outstanding on a $50.0 million unsecured term note agreement with Fleet National Bank. The Company incurred interest at LIBOR plus 1.45% per annum. During July, 2002, the Company entered into an interest rate swap transaction which resulted in a fixed LIBOR rate of 3.01% for the term loan resulting in an all in rate of 4.46% per annum on the term loan. The unsecured note required the Company to meet covenants that were substantially the same as the covenants in the Credit Facility.
      As of December 31, 2003, the Company had $100.0 million in short-term borrowings from PSI. The note bore interest at 1.4% and was due on March 9, 2004. The Company repaid the note in full during the first quarter of 2004.
      The Company has broad powers to borrow in furtherance of the Company’s objectives. The Company has incurred in the past, and may incur in the future, both short-term and long-term indebtedness to increase its funds available for investment in real estate, capital expenditures and distributions.
Employees
      As of December 31, 2004, the Company employed 138 individuals, primarily personnel engaged in property operations. The Company believes that its relationship with its employees is good and none of the employees are represented by a labor union.
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
      At December 31, 2004, Public Storage and its affiliates owned 24.8% of the outstanding shares of our common stock (43.7% upon conversion of its interest in our operating partnership) and 25.1% of the outstanding common units of our operating partnership (100% of the common units not owned by us). Also, Ronald L. Havner, Jr., our Chairman of the Board, is also Vice-Chairman, Chief Executive Officer and a Director of Public Storage and Harvey Lenkin, one of our Directors, is President, Chief Operating Officer, and a Director of Public Storage. Consequently, Public Storage has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the operating partnership. In addition, Public Storage’s ownership may make it more difficult for another party to take over our company without Public Storage’s approval.
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
      Our board can set the terms of certain securities without shareholder approval: Our board of directors is authorized, without shareholder approval, to issue up to 50,000 shares of preferred stock and up to 100,000,000 shares of equity stock, in each case in one or more series. Our board has the right to set the terms of each of these series of stock. Consequently, the board could set the terms of a series of stock that could make it difficult (if not impossible) for another party to take over our company even if it might be favorable to our public shareholders. Our articles of incorporation also contain other provisions that could have the same effect. We can also cause our operating partnership to issue additional interests for cash or in exchange for property.
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
      Prior to 2007, we are prohibited from selling 10 specified properties without Public Storage’s approval. Since Public Storage would be taxed on a sale of these properties, the interests of Public Storage and our other shareholders may differ as to the best time to sell such properties.
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
      Summary of real estate risks: We own and operate commercial properties and are subject to the risks of owning real estate generally and commercial properties in particular. These risks include:

•	the national, state and local economic climate and real estate conditions, such as oversupply of or reduced demand for space and changes in market rental rates;

•	how prospective tenants perceive the attractiveness, convenience and safety of our properties;

•	our ability to provide adequate management, maintenance and insurance;

•	our ability to collect rent from tenants on a timely basis;

•	the expense of periodically renovating, repairing and reletting spaces;

•	environmental issues;

•	compliance with the Americans with Disabilities Act and other federal, state, and local laws and regulations;

•	increasing operating costs, including real estate taxes, insurance and utilities, if these increased costs cannot be passed through to tenants;

•	changes in tax, real estate and zoning laws;

•	increase in new commercial properties in our market;

•	tenant defaults and bankruptcies;

•	tenant’s right to sublease space; and

•	concentration of properties leased to non-rated private companies.
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
      We recently acquired a large property in a new market: In December 2003, we acquired an industrial park in Miami, Florida. This is our only property in this market and represents approximately 18.5% of our portfolio’s aggregate net rentable square footage at December 31, 2004. As a result of our lack of experience with the Miami market and other factors, the operating performance of this property may be less than we anticipate, and we may have difficulty in integrating this property into our existing portfolio.
      We may encounter significant delays and expense in reletting vacant space, or we may not be able to relet space at existing rates, in each case resulting in losses of income: When leases expire, we will incur expenses in retrofitting space and we may not be able to release the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. Our properties as of December 31, 2004 generally have lower vacancy rates than the average for the markets in which they are located, and leases accounting for 23.5% of our annual rental income expire in 2005 and 21.2% in 2006. While we have estimated our cost of renewing leases that expire in 2005 and 2006, our estimates could be wrong. If we are unable to release space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.
      Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty in collecting from tenants in default, particularly if they declare bankruptcy. This could affect our cash flow and distributions to shareholders. Since many of our tenants are non-rated private companies, this risk may be enhanced.
      The Company has a lease with Footstar that generates less than 1% of our revenues. Footstar and its affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Laws in 2004. In connection with such filing, they rejected one of two leases with the Company. The rejected lease consisted of approximately 60,000 square feet in Dallas, Texas, with annual rents of approximately $620,000. No action has been taken with respect to the second lease of 57,000 square feet, with annual rents of approximately $768,000. In September 2004, we restructured a 134,000 square foot lease with a previous top ten tenant in Northern California that reset the term to 10 years and reduced the initial monthly rents by approximately $120,000 per month, with annual increases thereafter. Given the historical uncertainty of the tenant’s ability to meet its lease obligations, we will continue to reserve any income that would have been realized on a straight line basis. Several other tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.
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
We are affected by the Americans with Disabilities Act.
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
      Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. As of December 31, 2004, Public Storage owned 24.8% of the outstanding shares of our common stock (43.7% upon conversion of its interest in our operating partnership). These shares, as well as shares of common stock held by certain other significant shareholders, are eligible to be sold in the public market, subject to compliance with applicable securities laws.
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
      The California budget could affect our company in many ways, including the possible repeal of Proposition 13, which could result in higher property taxes. Reduced state and local government spending and the resulting effects on the state and local economies could have an adverse impact on demand for our space. The budget shortfall could impact our company in other ways that cannot be predicted. Approximately 34.2% of our properties’ net operating income was generated in California for the year ended December 31, 2004.
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
ITEM 2.     PROPERTIES
      As of December 31, 2004, the Company owned approximately 11.0 million square feet of “flex” space, 3.9 million square feet of industrial space, 2.9 million square feet of suburban office space concentrated primarily in eight major markets consisting of Southern and Northern California, Southern and Northern Texas, Florida, Virginia, Maryland and Oregon. Additionally, the Company owned a 56,000 square foot retail center and 83,000 square feet of “flex” space in Florida classified as properties held for sale at December 31, 2004. The weighted average occupancy rate throughout 2004 was 88.9% and the average rental revenue per square foot was $13.63, both of which exclude the effect of assets classified as held for sale.

      The following table contains information about all properties (excluding those classified as assets held for sale) owned by the Company as of December 31, 2004 and the weighted average occupancy rates throughout 2004 (except as set forth below, all of the properties are held in fee simple interest):

	Rentable Square Footage
					Weighted Average
Location	Flex	Industrial	Office	Total	Occupancy Rate

Arizona
Mesa	78,038	—	—	78,038	98.5%
Phoenix	309,585	—	—	309,585	88.0%
Tempe	291,264	—	—	291,264	95.7%

	678,887	—	—	678,887	92.5%

Northern California
Hayward	—	406,712	—	406,712	99.0%
Monterey	—	—	12,003	12,003	69.7%
Sacramento	—	—	366,203	366,203	91.3%
San Jose	387,631	—	—	387,631	92.2%
San Ramon	—	—	52,149	52,149	99.7%
Santa Clara	178,132	—	—	178,132	100.0%
So. San Francisco	93,775	—	—	93,775	94.5%

	659,538	406,712	430,355	1,496,605	95.0%

Southern California
Buena Park	—	317,312	—	317,312	100.0%
Carson	77,255	—	—	77,255	94.2%
Cerritos	—	394,610	31,270	425,880	96.9%
Culver City	146,402	—	—	146,402	92.4%
Irvine	—	—	160,499	160,499	99.6%
Laguna Hills	613,947	—	—	613,947	94.3%
Lake Forest	296,597	—	—	296,597	93.0%
Monterey Park	199,056	—	—	199,056	95.7%
Orange	—	—	107,073	107,073	86.3%
San Diego	535,345	—	—	535,345	96.3%
Santa Ana	—	—	436,611	436,611	74.1%
Signal Hill	178,146	—	—	178,146	97.5%
Studio City	22,092	—	—	22,092	96.1%
Torrance	147,220	—	—	147,220	93.2%

	2,216,060	711,922	735,453	3,663,435	93.0%

	Rentable Square Footage
					Weighted Average
Location	Flex	Industrial	Office	Total	Occupancy Rate

Maryland
Beltsville	307,791	—	—	307,791	88.6%
Gaithersburg	—	—	28,994	28,994	96.5%
Rockville	213,853	—	691,434	905,287	92.0%

	521,644	—	720,428	1,242,072	91.2%

Oregon
Beaverton	1,462,886	—	346,376	1,809,262	78.5%
Milwaukee	101,578	—	—	101,578	89.7%

	1,564,464	—	346,376	1,910,840	79.1%

Northern Texas
Dallas	236,997	—	—	236,997	86.3%
Farmers Branch	113,302	—	—	113,302	83.4%
Garland	36,458	—	—	36,458	92.2%
Irving(1)	713,526	231,217	—	944,743	85.4%
Mesquite	56,541	—	—	56,541	88.9%
Plano	184,809	—	—	184,809	61.5%
Richardson	116,800	—	—	116,800	81.8%

	1,458,433	231,217	—	1,689,650	82.8%

Southern Texas
Austin	788,428	—	—	788,428	81.3%
Houston	176,977	—	131,214	308,191	85.2%
Missouri City	66,000	—	—	66,000	95.8%

	1,031,405	—	131,214	1,162,619	83.2%

Florida
Miami	623,443	2,555,763	11,840	3,191,046	84.6%

	623,443	2,555,763	11,840	3,191,046	84.6%

Virginia
Alexandria	208,519	—	—	208,519	98.0%
Chantilly(2)	494,618	—	—	494,618	99.2%
Fairfax	—	—	165,514	165,514	83.4%
Herndon	193,623	—	50,750	244,373	88.2%
Lorton	246,520	—	—	246,520	100.0%
Merrifield	302,723	—	355,127	657,850	94.5%
Springfield	359,742	—	—	359,742	99.6%
Sterling	295,625	—	—	295,625	94.7%
Woodbridge	113,629	—	—	113,629	99.6%

	2,214,999	—	571,391	2,786,390	96.1%

Washington
Renton	27,912	—	—	27,912	81.5%

	27,912	—	—	27,912	81.5%

Totals	10,996,785	3,905,614	2,947,057	17,849,456	88.9%

(1)	The Company owns one property that is subject to a ground lease in Las Colinas, Texas.

(2)	Two commercial properties serve as collateral to mortgage notes payable. For more information, see Note 6 of the Consolidated Financial Statements.

      Each of these properties will continue to be used for its current purpose. Competition exists in the market areas in which these properties are located. Barriers to entry are relatively low for competitors with the necessary capital and the Company will be competing for properties and tenants with entities that have greater financial resources than the Company. The Company believes that while overall demand for commercial space softened in 2004 and 2003, there is sufficient demand to maintain healthy occupancy rates. For information regarding general competitive conditions to which the Company’s properties are or may be subject, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Effect of Economic Conditions on the Company’s Primary Markets.”
      The Company has no present plans for any material renovation, improvement or development of its properties. The Company typically renovates its properties in connection with the releasing of space to tenants and expects that it will pay the costs of such renovations from rental income.
      The Company has risks that tenants will default on leases and declare bankruptcy. Management believes these risks are mitigated through the Company’s geographic diversity and diverse tenant base. As of December 31, 2004, tenants occupying approximately 149,000 square feet of commercial space had declared bankruptcy and all of the bankrupt tenants were current on their monthly rental payments.

      The Company evaluates the performance of its properties primarily based on net operating income (“NOI”). NOI is defined by the Company as rental income as defined by GAAP less cost of operations as defined by GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Concentration of Portfolio by Region” below for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The following information illustrates rental income, cost of operations and NOI generated for the Company’s total portfolio in 2004, 2003 and 2002 by geographic region and by property classifications. As a result of acquisitions and dispositions, certain properties were not held for the full year.
      The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance in accordance with generally accepted accounting principles. The tables below also include a reconciliation of NOI to the most comparable amounts based on generally accepted accounting principles (“GAAP”) (in thousands):

	For the Year Ended December 31, 2004

	Flex	Office	Industrial	Total

Rental Income:
Southern California	$33,605	$13,062	$5,129	$51,796
Northern California	10,576	6,131	2,786	19,493
Southern Texas	7,971	1,682	—	9,653
Northern Texas	13,209	—	953	14,162
Florida	5,293	159	14,834	20,286
Virginia	35,312	10,813	—	46,125
Maryland	6,823	17,598	—	24,421
Oregon	20,489	5,434	—	25,923
Other	6,588	—	—	6,588

	139,866	54,879	23,702	218,447

Cost of Operations:
Southern California	7,807	5,422	922	14,151
Northern California	2,025	1,983	568	4,576
Southern Texas	3,314	875	—	4,189
Northern Texas	5,197	—	269	5,466
Florida	1,708	74	5,408	7,190
Virginia	9,172	3,733	—	12,905
Maryland	1,546	4,716	—	6,262
Oregon	5,534	1,938	—	7,472
Other	2,758	—	—	2,758

	39,061	18,741	7,167	64,969

NOI:
Southern California	25,798	7,640	4,207	37,645
Northern California	8,551	4,148	2,218	14,917
Southern Texas	4,657	807	—	5,464
Northern Texas	8,012	—	684	8,696
Florida	3,585	85	9,426	13,096
Virginia	26,140	7,080	—	33,220
Maryland	5,277	12,882	—	18,159
Oregon	14,955	3,496	—	18,451
Other	3,830	—	—	3,830

	$100,805	$36,138	$16,535	$153,478

	For the Year Ended December 31, 2003

	Flex	Office	Industrial	Total

Rental Income:
Southern California	$33,784	$7,534	$5,106	$46,424
Northern California	11,275	6,577	2,824	20,676
Southern Texas	10,150	2,084	—	12,234
Northern Texas	16,664	—	859	17,523
Florida	—	—	98	98
Virginia	33,277	9,319	—	42,596
Maryland	6,660	16,375	—	23,035
Oregon	20,738	4,797	—	25,535
Other	5,872	—	—	5,872

	138,420	46,686	8,887	193,993

Cost of Operations:
Southern California	7,689	3,063	899	11,651
Northern California	2,094	1,917	525	4,536
Southern Texas	3,505	824	—	4,329
Northern Texas	4,862	—	302	5,164
Florida	—	—	40	40
Virginia	8,988	2,960	—	11,948
Maryland	1,525	4,616	—	6,141
Oregon	5,292	1,896	—	7,188
Other	2,413	—	—	2,413

	36,368	15,276	1,766	53,410

NOI:
Southern California	26,095	4,471	4,207	34,773
Northern California	9,181	4,660	2,299	16,140
Southern Texas	6,645	1,260	—	7,905
Northern Texas	11,802	—	557	12,359
Florida	—	—	58	58
Virginia	24,289	6,359	—	30,648
Maryland	5,135	11,759	—	16,894
Oregon	15,446	2,901	—	18,347
Other	3,459	—	—	3,459

	$102,052	$31,410	$7,121	$140,583

	For the Year Ended December 31, 2002

	Flex	Office	Industrial	Total

Rental Income:
Southern California	$33,016	$4,170	$4,701	$41,887
Northern California	12,007	6,455	2,678	21,140
Southern Texas	10,687	1,966	—	12,653
Northern Texas	17,092	—	—	17,092
Virginia	32,050	8,146	—	40,196
Maryland	6,941	14,760	—	21,701
Oregon	24,264	5,138	—	29,402
Other	5,823	—	—	5,823

	141,880	40,635	7,379	189,894

Cost of Operations:
Southern California	7,513	1,574	915	10,002
Northern California	2,182	1,984	572	4,738
Southern Texas	3,697	803	—	4,500
Northern Texas	4,968	—	—	4,968
Virginia	8,733	2,666	—	11,399
Maryland	1,427	4,887	—	6,314
Oregon	4,407	1,856	—	6,263
Other	2,486	—	—	2,486

	35,413	13,770	1,487	50,670

NOI:
Southern California	25,503	2,596	3,786	31,885
Northern California	9,825	4,471	2,106	16,402
Southern Texas	6,990	1,163	—	8,153
Northern Texas	12,124	—	—	12,124
Virginia	23,317	5,480	—	28,797
Maryland	5,514	9,873	—	15,387
Oregon	19,857	3,282	—	23,139
Other	3,337	—	—	3,337

	$106,467	$26,865	$5,892	$139,224

      The following table is provided to reconcile NOI to consolidated income from continuing operations before minority interests and equity in income of liquidated joint venture as determined by GAAP (in thousands):

	For the Year Ended December 31,

	2004	2003	2002

Property net operating income	$153,478	$140,583	$139,224
Facility management fees	624	742	763
Gain on sale of marketable equity securities	—	2,043	41
Interest and other income	406	1,125	959
Depreciation and amortization	(72,336)	(57,436)	(55,333)
General and administrative	(4,628)	(4,683)	(5,125)
Interest expense	(3,054)	(4,015)	(5,324)

Income from continuing operations before minority interests and equity in income of liquidated joint venture	$74,490	$78,359	$75,205

Significant Properties
      As of and for the year ended December 31, 2004, one of the Company’s properties had a book value of more than 10% of the Company’s total assets. The property, known as Miami International Commerce Center, is a business park in Miami, Florida consisting of 53 buildings (3.3 million square feet) consisting of flex (706,000 square feet), industrial (2.6 million square feet), and office (12,000 square feet) space. The property was purchased on December 30, 2003 and has a net book value of $200.9 million, representing approximately 14.7% of the Company’s total assets at December 31, 2004.
      In January 2005, the Company sold a 7,100 square foot unit at MICC for a gross sales price of $740,000. In February 2005, the Company sold a 56,000 square foot retail center at MICC for a sales price of approximately $12.2 million.
      MICC property taxes for the year ended December 31, 2004 were approximately $3.3 million at a rate of 2.0%.
      The following table sets forth information with respect to occupancy and rental rates at Miami International Commerce Center for each of the last five years, including those assets disposed of and held for sale:

	2000	2001	2002	2003	2004

Weighted average occupancy rate	91.4%	89.3%	86.3%	81.7%	83.8%
Annualized realized rent per square foot	$6.89	$7.06	$6.96	$7.12	$7.75
      There is no one tenant that occupies ten percent or more of the rentable square footage at Miami International Commerce Center.

      The following table sets forth information with respect to lease expirations at Miami International Commerce Center (in thousands):

				Percentage of Total
		Rentable Square	Annual Base Rents	Annual Base Rents
	Number of Leases	Footage Subject to	Under Expiring	Represented by
Year of Lease Expiration	Expiring	Expiring Leases	Leases	Expiring Leases

2005	84	820	$6,366	26.6%
2006	82	886	6,673	27.9%
2007	72	591	4,299	18.0%
2008	38	410	3,103	13.0%
2009	24	199	1,759	7.3%
2010	6	131	816	3.4%
2011	2	76	619	2.6%
2012	—	—	—	—
2013	4	7	296	1.2%

Total	312	3,120	$23,931	100.0%

      The following table sets forth information with respect to tax depreciation at Miami International Commerce Center (in thousands, except year data):

		Rate of		Life In	Accumulated
	Tax Basis	Depreciation	Method	Years	Depreciation

Land Improvements	$49,080	10.2%	MACRS, 150%	15	$5,619
Improvements	27,585	37.3%	VARIOUS	5	11,609
Tenant Buildings	84,074	4.2%	MACRS, SL	39	3,581

Total	$160,739				$20,809

      Accumulated depreciation for personal property shown in the preceding table was derived using the mid-quarter convention.
Portfolio Information
      Approximately 74.7% of the Company’s annual base rents are derived from large tenants, which consist of tenants with average leases greater or equal to 5,000 square feet. These tenants generally sign longer leases, require greater tenant improvements, are represented by a broker and are more creditworthy tenants. The remaining 25.3% of the Company’s annual base rents are derived from small tenants with average space requirements of less than 5,000 square feet and a shorter lease term duration. Tenant improvements are relatively less for these tenants and most of these tenants are not represented by brokers and therefore the Company does not pay lease commissions. These tenants have lower credit profiles and delinquencies and bankruptcies are more frequent. The following tables set forth the lease expirations for the entire portfolio of properties owned as of December 31, 2004 in addition to bifurcating the lease expirations for properties serving primarily small businesses and those properties serving primarily larger businesses (in thousands):
Lease Expirations (Entire Portfolio) as of December 31, 2004

			Percentage of Total
	Rentable Square	Annual Base Rents	Annual Base Rents
	Footage Subject to	Under Expiring	Represented by
Year of Lease Expiration	Expiring Leases	Leases	Expiring Leases

2005	4,044	$50,280	23.5%
2006	3,744	45,401	21.2%
2007	2,733	32,006	15.0%
2008	1,940	29,211	13.7%
2009	1,618	18,694	8.7%
Thereafter	2,554	38,352	17.9%

Total	16,633	$213,944	100.0%

Lease Expirations (Small Tenant Portfolio) as of December 31, 2004
      The Company’s small tenant portfolio consists of properties with average leases less than 5,000 square feet.

			Percentage of Small
			Tenant Annual
	Rentable Square	Annual Base Rents	Base Rents
	Footage Subject to	Under Expiring	Represented by
Year of Lease Expiration	Expiring Leases	Leases	Expiring Leases

2005	1,390	$15,990	29.5%
2006	1,286	15,701	29.0%
2007	831	9,956	18.4%
2008	337	4,629	8.6%
2009	302	4,004	7.4%
Thereafter	195	3,841	7.1%

Total	4,341	$54,121	100.0%

Lease Expirations (Large Tenant Portfolio) as of December 31, 2004
      The Company’s large tenant portfolio consists of properties with average leases greater than or equal to 5,000 square feet.

			Percentage of Large
			Tenant Annual
	Rentable Square	Annual Base Rents	Base Rents
	Footage Subject to	Under Expiring	Represented by
Year of Lease Expiration	Expiring Leases	Leases	Expiring Leases

2005	2,654	$34,290	21.4%
2006	2,458	29,700	18.6%
2007	1,902	22,050	13.8%
2008	1,603	24,582	15.4%
2009	1,316	14,690	9.2%
Thereafter	2,359	34,511	21.6%

Total	12,292	$159,823	100.0%

      Environmental Matters: Compliance with laws and regulations relating to the protection of the environment, including those regarding the discharge of material into the environment, has not had any material effects upon the capital expenditures, earnings or competitive position of the Company.
      Substantially all of the Company’s properties have been subjected to Phase I environmental reviews. Such reviews have not revealed, nor is management aware of, any probable or reasonably possible environmental costs that management believes would have a material adverse effect on the Company’s business, assets or results of operations, nor is the Company aware of any potentially material environmental liability.
ITEM 3.     LEGAL PROCEEDINGS
      None
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      The Company did not submit any matter to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2004.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT
      The following is a biographical summary of the executive officers of the Company:
      Joseph D. Russell, Jr., age 45, has been President since September 2002 and was named Chief Executive Officer and elected as a Director in August 2003. Mr. Russell joined Spieker Partners in 1990 and became an officer of Spieker Properties when it went public as a REIT in 1993. Prior to its merger with Equity Office Properties (EOP) in 2001, Mr. Russell was President of Spieker Properties’ Silicon Valley Region from 1999 to 2001. Mr. Russell earned a Bachelor of Science degree from the University of Southern California and a Masters of Business Administration from the Harvard Business School. Prior to entering the commercial real estate business, Mr. Russell spent approximately six years with IBM in various marketing positions. Mr. Russell is a member and past President of the National Association of Industrial and Office Parks, Silicon Valley Chapter.
      John Petersen, age 41, has been Executive Vice President and Chief Operating Officer since he joined the Company in December 2004. Prior to joining the Company, Mr. Petersen was Senior Vice President, San Jose Region, for Equity Office Properties from July 2001 to December 2004, responsible for 11.3 million square feet of multi-tenant office, industrial and R&D space in Silicon Valley. Prior to EOP, Mr. Petersen was Senior Vice President with Spieker Properties, from 1995 to 2001 overseeing the growth of that company’s portfolio in San Jose, through acquisition and development of nearly three million square feet. Mr. Petersen is a graduate of The Colorado College in Colorado Springs, Colorado, and was recently the President of National Association of Industrial and Office Parks, Silicon Valley Chapter.
      Edward A. Stokx, age 39, a certified public accountant, has been Chief Financial Officer and Secretary of the Company since December 2003 and Executive Vice President since March 2004. Mr. Stokx has overall responsibility for the Company’s finance and accounting functions. In addition he has responsibility for executing the Company’s financial initiatives. Mr. Stokx joined Center Trust, a developer, owner, and operator of retail shopping centers in 1997. Prior to his promotion to Chief Financial Officer and Secretary in 2001 he served as Senior Vice President, Finance and Controller. After Center Trust’s merger in January 2003 with another public REIT, Mr. Stokx provided consulting services to various entities. Prior to joining Center Trust, Mr. Stokx was with Deloitte and Touche from 1989 to 1997, with a focus on real estate clients. Mr. Stokx earned a Bachelor of Science degree in Accounting from Loyola Marymount University.
      Brett Franklin, age 40, is Senior Vice President, Acquisitions & Dispositions. Mr Franklin joined the Company as Vice President of Acquisitions in December 1997. Since joining the Company, Mr. Franklin has been involved in acquiring over 12.5 million square feet of commercial real estate in Northern and Southern California, Arizona, Texas, Maryland, Virginia, Oregon and Miami. Prior to joining, Mr. Franklin worked for Public Storage Pickup & Delivery as Vice President of Acquisitions from 1996 to 1997. His duties included acquiring and leasing over 1.5 million square feet of industrial properties in 16 cities across the country. From 1995 to October 1996, Mr. Franklin was a business consultant to San Diego and Los Angeles based real estate firms. From 1992 until 1995, Mr. Franklin held various positions for FORCE, Inc., an environmental remediation and technology company located in Camarillo, California. His positions included Director of Marketing and Chief Operating Officer. From 1987 until 1992, he managed and operated a real estate brokerage company in western Los Angeles. Mr. Franklin received his Bachelor of Science degree from the University of California at Los Angeles. He is a member of the Urban Land Institute.
      Maria R. Hawthorne, age 45, was promoted to Senior Vice President of the Company in March 2004, with responsibility for property operations on the East Coast, which include Northern Virginia, Maryland and Florida. Ms. Hawthorne has been with the Company and its predecessors for eighteen years. From June 2001 through March 2004, Ms. Hawthorne was Vice President of the Company, responsible for property operations in Northern Virginia. From July 1994 to June 2001, Ms. Hawthorne was a Regional Manager of the Company in Northern Virginia. From August 1988 to July 1994, Ms. Hawthorne was the Director of Leasing and Property Manager for American Office Park Properties. Ms. Hawthorne earned a Bachelor of Arts Degree in International Relations from Pomona College.
      Joseph E. Miller, age 41, was promoted to Senior Vice President, CFO of Operations in August 2004. Mr. Miller has overall responsibility for accounting, compliance, and internal reporting systems for the

Company’s property operations. Mr Miller previously served as Vice President, Corporate Controller with responsibilities for financial and operational accounting, reporting, and analysis. Mr. Miller joined the Company in August 2001 as Vice President, Property Operations Controller focusing on operational systems and processes. Previously, Mr. Miller was Corporate Controller for Maguire Partners, a Los Angeles commercial real estate developer, owner, and manager, from May 1997 to August 2001. Prior to joining Maguire Partners, Mr. Miller was an audit manager at Ernst & Young with a focus on real estate clients. Mr. Miller is a certified public accountant and has earned a Bachelor of Science degree in Business Administration from California State University, Northridge, and a Masters of Business Administration from the University of Southern California.
      Coby Holley, age 36, joined the Company as Vice President in December 2003 with responsibility for property operations for the Pacific Northwest Division. Prior to joining the Company, Mr. Holley was first Vice President at CB Richard Ellis from July 2003 to December 2003, where he was responsible for the marketing and leasing efforts for projects to totaling over 1.8 million square feet. From 1998 to 2003, he was a Managing Director in Insignia/ ESG’s Portland office, where he was instrumental in the development and leasing of numerous commercial properties, specializing in the Portland Westside suburban office and flex submarkets. Mr. Holley earned a Bachelor of Arts degree from Lewis and Clark College and his Real Property Administrator, RPA, designation from the Building Owners and Managers Institute in 1993.
      Robin E. Mather, age 42, was promoted to Vice President of the Company in March, 2004 with responsibility for property operations in Southern California, which include Los Angeles, Orange and San Diego counties. Ms. Mather has been with the Company since July 2001, serving as Southern California Regional Manager responsible for property operations in Los Angeles and Orange County. From 1996 to July 2001, Ms. Mather was Project Director for Spieker Properties with responsibility for the leasing and property management of mid and high-rise office buildings in the Orange County area. Ms. Mather, a native of Canada, studied at McGill University and Champlain College, graduating in 1982. She is a licensed California real estate agent and is active in a number of real estate industry associations.
      William A. McFaul, age 39, was promoted to Vice President of the Company in December 2001 with responsibility for property operations for the Maryland Division. Mr. McFaul has been with the Company since July 1999. Mr. McFaul became a Regional Manager in January 2001 with responsibility for property operations of the Maryland Region and was a Senior Property Manager from July 1999 until December 2000. Prior to joining the Company, Mr. McFaul worked for The Rouse Company, a national real estate development firm, for ten years holding various positions in leasing and operations. Mr. McFaul earned a Bachelor of Science degree in Business Administration and a Masters of Business Administration from Loyola College in Maryland.
      Viola Sanchez, age 42, was promoted to Vice President in February 2005 where she is now responsible for overseeing operations for the company’s Southeast Division. Ms. Sanchez joined the Company in April 2001, serving as Southwest Regional Manager responsible for property operations in San Diego, CA and Phoenix, AZ. From 1997 to January 2001, Ms. Sanchez was a Portfolio Manager for Lamar Companies responsible for the leasing and property management of the company’s 1.2 million square foot retail portfolio in Southern California. From 1987 until 1997, Ms. Sanchez was actively managing and leasing various commercial real estate portfolios with office, industrial and retail product for John Burnham and Company, The Koll Companies and Equitable Real Estate. Ms. Sanchez is a licensed Real Estate Broker in the States of Florida, California and Arizona. She received her Certified Property Manager certification from the Institute of Real Estate Management in 2002 and Real Property Administrator designation from the Building Owners and Managers Association in 1991. She received a Bachelor of Business Administration degree from the University of San Diego.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
a.   Market Price of the Registrant’s Common Equity:
      The Common Stock of the Company trades on the American Stock Exchange under the symbol PSB. The following table sets forth the high and low sales prices of the Common Stock on the American Stock Exchange for the applicable periods:

	Range

Three Months Ended	High	Low

March 31, 2003	$32.12	$29.63
June 30, 2003	$36.12	$29.47
September 30, 2003	$39.62	$35.15
December 31, 2003	$41.65	$37.30
March 31, 2004	$46.35	$41.30
June 30, 2004	$46.60	$35.38
September 30, 2004	$41.30	$38.51
December 31, 2004	$45.95	$39.83
      As of March 1, 2005, there were 580 holders of record of the Common Stock.
b.   Dividends
      Holders of Common Stock are entitled to receive distributions when, as and if declared by the Company’s Board of Directors out of any funds legally available for that purpose. The Company is required to distribute at least 90% of its net taxable ordinary income prior to the filing of the Company’s tax return to maintain its REIT status for federal income tax purposes. It is management’s intention to pay distributions of not less than these required amounts.
      Distributions paid per share of Common Stock for 2004 and 2003 amounted to $1.16 per year. From the second quarter of 1998 through the fourth quarter of 2000, the Company declared regular quarterly dividends of $0.25 per common share. In March 2001, the Board of Directors increased the quarterly dividends from $0.25 to $0.29 per common share. In 2004, the Company continued to pay quarterly dividends of $0.29 per common share. The Board of Directors has established a distribution policy to maximize the retention of operating cash flow and distribute the minimum amount required for the Company to maintain its tax status as a REIT. Pursuant to restrictions contained in the Company’s Credit Facility with Wells Fargo Bank, distributions may not exceed 95% of funds from operations, as defined, for any four consecutive quarters. For more information on the Credit Facility, see Note 5 to the consolidated financial statements.
c.   Issuer Purchases of Equity Securities
      In March 2000, the Company announced that the Board of Directors authorized the repurchase of up to 4,500,000 shares of the Company’s Common Stock (the “Program”). The Company has repurchased an aggregate of 2,621,711 shares of Common Stock under the Program since March 2000. The Company did not repurchase any shares of Common Stock under the Program during the year ended December 31, 2004. Unless terminated earlier by resolution of the Board of Directors, the Program will expire when the Company has repurchased all shares of Common Stock authorized for repurchase thereunder.

ITEM 6.	SELECTED FINANCIAL DATA
      The following sets forth selected consolidated and combined financial and operating information on a historical basis of the Company and its predecessors. The following information should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere in this Form 10-K. Note that historical results from 2000 through 2003 were reclassified to conform with 2004 presentation for discontinued operations.(1)

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share and square footage data)
Revenues:
Rental income	$218,447	$193,993	$189,894	$153,805	$129,857
Facility management fees primarily from affiliates	624	742	763	683	539

Total operating revenues	219,071	194,735	190,657	154,488	130,396
Expenses:
Property operations	64,969	53,410	50,670	40,440	33,479
Depreciation and amortization	72,336	57,436	55,333	37,465	33,068
General and administrative	4,628	4,683	5,125	4,892	4,298

Total operating expenses	141,933	115,529	111,128	82,797	70,845
Other income and expenses:
Gain on sale of marketable securities	—	2,043	41	8	7,849
Interest and other income	406	1,125	959	2,621	5,924
Interest expense	(3,054)	(4,015)	(5,324)	(1,715)	(1,481)

Total other income and expenses	(2,648)	(847)	(4,324)	914	12,292
Income from continuing operations before minority interests and equity in income of liquidated joint venture	74,490	78,359	75,205	72,605	71,843

Equity in income of liquidated joint venture	—	2,296	1,978	25	—
Minority interests in continuing operations:
Minority interest in income — preferred units:
Distributions paid to preferred unitholders	(17,106)	(19,240)	(17,927)	(14,107)	(12,185)
Redemption of preferred operating partnership units	(3,139)	—	—	—	—
Minority interest in income — common units	(5,328)	(11,593)	(11,101)	(12,186)	(13,091)

Total minority interests in continuing operations	(25,573)	(30,833)	(29,028)	(26,293)	(25,276)
Income from continuing operations	48,917	49,822	48,155	46,337	46,567

Discontinued operations:
Income from discontinued operations	2,196	2,036	4,294	4,729	5,823
Impairment charge	—	(5,907)	(900)	—	—
Gain on disposition of real estate	15,462	2,897	9,023	—	256
Minority interest in earnings (loss) attributable to operations — common units	(4,432)	248	(3,142)	(1,196)	(1,465)

Income (loss) from discontinued operations	13,226	(726)	9,275	3,533	4,614

Net Income	62,143	49,096	57,430	49,870	51,181
Net income allocable to preferred shareholders:
Preferred distributions
Preferred distributions paid	31,154	15,784	15,412	8,854	5,088
Redemptions of preferred stock	1,866	—	—	—	—

Total preferred distributions	33,020	15,784	15,412	8,854	5,088

Net income allocable to common shareholders	$29,123	$33,312	$42,018	$41,016	$46,093

Per Common Share:
Cash Distribution(2)	$1.16	$1.16	$1.16	$1.31	$1.00
Net income — Basic	$1.34	$1.56	$1.95	$1.84	$1.98
Net income — Diluted	$1.33	$1.54	$1.93	$1.83	$1.97
Weighted average common shares — Basic	21,767	21,412	21,552	22,350	23,284
Weighted average common shares — Diluted	21,960	21,565	21,743	22,435	23,365
Balance Sheet Data:
Total assets	$1,363,829	$1,358,861	$1,156,802	$1,169,955	$930,756
Total debt	$11,367	$264,694	$70,279	$165,145	$30,971
Minority interest — preferred units	$127,750	$217,750	$217,750	$197,750	$144,750
Minority interest — common units	$169,295	$169,888	$167,469	$162,141	$161,728
Redeemable Preferred stock	$510,850	$168,673	$170,813	$121,000	$55,000
Common shareholders’ equity	$506,114	$502,155	$493,589	$478,731	$509,343
Other Data:
Net cash provided by operating activities	$151,958	$132,410	$134,926	$126,677	$111,197
Net cash (used in) provided by investing activities	$(26,108)	$(294,885)	$5,776	$(318,367)	$(77,468)
Net cash (used in) provided by financing activities	$(91,971)	$123,472	$(98,966)	$145,471	$(58,654)
Funds from operations(3)	$97,214	$97,448	$104,543	$95,472	$88,181
Square footage owned at end of period	17,988	18,322	14,426	14,817	12,600

(1)	See Note 3 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for a discussion of income from discontinued operations.

(2)	In March 2001, the Board of Directors increased the annual distribution to $1.16 per common share. In December 2001, the Board of Directors declared a one-time special distribution of $0.15 per common share.

(3)	Funds From Operations (“FFO”) is computed in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income, computed in accordance with generally accepted accounting principles (“GAAP”), before depreciation, amortization, minority interest in income, and extraordinary items. FFO should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance or liquidity as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results from operations. Other REITs may use different methods for calculating FFO and, accordingly, the Company’s FFO may not be comparable to other real estate companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funds from Operations,” for a reconciliation of FFO and net income allocable to common shareholders and for information on why the Company presents FFO.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
      The Company owns and operates 18.0 million rentable square feet of multi-tenant flex, industrial and office properties located in eight states.
      The Company focuses on increasing profitability and cash flow aimed at maximizing shareholder value. The Company strives to maintain high occupancy levels while increasing rental rates when market conditions allow. The Company also acquires properties it believes will create long-term value, and disposes of properties which no longer fit within the Company’s strategic objectives or in situations where the Company believes it can optimize cash proceeds. Operating results are driven by income from rental operations and are therefore substantially influenced by rental demand for space within our properties.
      In 2004, the Company continued to experience challenging commercial real estate conditions in a number of markets including Dallas, Texas; Portland, Oregon; Austin, Texas and Northern California. These conditions caused downward pressure on rental rates in these markets coupled with increased necessity to give rental concessions. During 2004, the Company began to see signs of improving market conditions in the Southern California, Virginia, Maryland and Miami, Florida markets.
      Market conditions, characterized by continued weak demand and over supply, resulted in persistent downward pressure on rental rates coupled with increased necessity to give rental concessions in a number of the Company’s markets. The Company experienced increasing transaction costs in 2004. Despite these difficult market conditions, the Company successfully leased or released 5.9 million square feet of space in 2004 and achieved an overall occupancy of 91.1%, as of December 31, 2004. However, net operating income for our Same Park properties decreased from the year ended December 31, 2003 to 2004 by $4.5 million or 3.2%. See further discussion of operating results below.

Critical Accounting Policies and Estimates:
      Our accounting policies are described in Note 2 to the consolidated financial statements included in this Form 10-K. We believe our most critical accounting policies relate to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, depreciation, accrual of operating expenses and accruals for contingencies, each of which we discuss below.

Revenue Recognition: We recognize revenue in accordance with Staff Accounting Bulletin No. 101 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements (SAB 101), as amended. SAB 101 requires that the following four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Straight-line rent is recognized for all tenants with contractual increases in rent that are not included on the Company’s credit watch list. Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.

Allowance for Doubtful Accounts: Rental revenue from our tenants is our principal source of revenue. We monitor the collectibility of our receivable balances including the deferred rent receivable on an on-going basis. Based on these reviews, we maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible tenant receivables and deferred rent. As discussed below, management’s determination of the adequacy of these allowances requires significant judgments and estimates. Management’s estimate of the required allowance is subject to revision as the factors discussed below change and is sensitive to the effect of economic and market conditions on out tenants.

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes and other expenses recoverable from tenants. Management’s determination of the adequacy of the allowance for uncollectible current tenant receivables is performed using a methodology that incorporates specific identification, aging analysis, an overall evaluation of the Company’s historical loss trends and the current economic and business environment. The specific identification methodology relies on factors such as the age and nature of the receivables, the payment history and financial condition of the tenant, the Company’s assessment of the tenant’s ability to meet its lease obligations, and the status of negotiations of any disputes with the tenant. The Company’s allowance also includes a reserve based on historical loss trends not associated with any specific tenant. This reserve as well as the Company’s specific identification reserve is reevaluated quarterly based on economic conditions and the current business environment.

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

Impairment of Long-Lived Assets: The Company evaluates a property for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. On a quarterly basis, the Company evaluates the whole portfolio for impairment based on current operating information. In the event that these periodic assessments reflect that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, the Company would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires management to make assumptions related to the property such as future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property. These assumptions could differ materially from actual results in future periods. Since Statement of Financial Accounting Standards (“SFAS”) No. 144 provides that the future cash flows used in this analysis be considered on an undiscounted basis, our historically established intent to hold properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or if market conditions otherwise dictate an earlier sale date, an impairment loss could be recognized and such loss could be material.

Depreciation: We compute depreciation on our buildings and equipment using the straight-line method based on estimated useful lives of generally 30 and 5 years. A significant portion of the acquisition cost of each property is allocated to building and building components (usually 75-85%). The allocation of the acquisition cost to building and building components, as well as, the determination of their useful lives are based on management’s estimates. If we do not appropriately allocate to these components or we incorrectly estimate the useful lives of these components, our computation of depreciation expense may not appropriately reflect the actual impact of these costs over future periods, which will affect net income. In addition, the net book value of real estate assets could be over or understated. The statement of cash flows, however, would not be affected.

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
      Effect of Economic Conditions on the Company’s Operations: During 2003 and 2004, the Company has been affected by the slowdown in economic activity in the United States. These effects include a decline in occupancy rates, a reduction in market rental rates throughout the portfolio, increased rent concessions, tenant improvement allowances and lease commissions, slower than expected lease-up of the Company’s newly acquired properties, increased tenant defaults and the termination of leases pursuant to early termination options.
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
      The Company has a lease with Footstar that generates less than 1% of our revenues. Footstar and its affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Laws in 2004. In connection with such filing, they rejected one of two leases with the Company. The rejected lease consisted of approximately 60,000 square feet in Dallas, Texas, with annual rents of approximately $620,000. No action has been taken with respect to the second lease of 57,000 square feet, with annual rents of approximately $768,000. In September 2004, we restructured a 134,000 square foot lease with a previous top ten tenant in Northern California that reset the term to 10 years and reduced the initial monthly rents by approximately $120,000 per month, with annual increases thereafter. Given the historical uncertainty of the tenant’s ability to meet its lease obligations, we will continue to reserve any income that would have been realized on a straight line basis. Several other tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.
      Effect of Economic Conditions on the Company’s Primary Markets: The Company has concentrated its operations in nine markets. Each of these markets has been affected by the slowdown in economic activity in some way. The Company’s overall view of these markets is summarized below as of December 31, 2004. During the year ended December 31, 2004, the Company has seen rental rates on new leases and renewed leases decrease by an average of 10% from the most recent in place rents prior to renewal or replacements. The Company has compiled the market occupancy information set forth below using third party reports for these respective markets. These sources are deemed to be reliable by the Company, but there can be no assurance that these reports are accurate.
      The Company owns approximately 3.7 million square feet in Southern California. This is one of the more stable markets in the country but continues to experience relatively flat rental rates. Vacancy rates have decreased slightly throughout Southern California for flex, industrial and office space, and range from 10.4% to 14.2% for office and less than 4% for industrial, depending on submarkets and product type. The rental rates for the Company’s properties have improved slightly over the past year as economic conditions have improved and the supply of competing product has diminished. The Company’s vacancy rate at December 31, 2004 was approximately 4.5%.
      The Company owns approximately 2.8 million square feet in Northern Virginia, where the overall market vacancy rate is 12.6% as of December 31, 2004. Suburban Washington D.C. submarkets have continued to be positively impacted by increased federal government spending on defense and national security. The Company’s vacancy rate at December 31, 2004 was approximately 2.2%.
      The Company owns approximately 1.2 million square feet in Maryland. The portfolio is primarily located in the Montgomery County submarket which remains stable, with signs of some increase in rental rates. The Company expects the business of the federal government, defense contractors and the biotech industry to remain strong in 2005. The Company’s vacancy rate at December 31, 2004 was approximately 6.9%.
      The Company owns approximately 1.5 million square feet in Northern California with a concentration in South San Francisco, and Sacramento and the Silicon Valley submarket of Santa Clara and North San Jose. The vacancy rates in these submarkets stand at 20.1%, 14.0% and 24.0%, respectively. Market rental rates dropped dramatically in 2004 and 2003. The Company’s vacancy rate at December 31, 2004 was approximately 4.3%.
      The Company owns approximately 1.9 million square feet in the Beaverton submarket of Portland, Oregon. Leasing activity slowed dramatically in 2003 and continued to slow through the first half of 2004. While market conditions have not changed dramatically, the Company has noticed an increase in leasing activity within the market. The vacancy rate in this market is over 22%. On the supply side, the Company does not believe significant new construction starts will occur during 2005 as a lack of demand and availability has had a negative impact on the market rental rates. Leasing activity in the market is occurring generally at rates 25% to 40% below in-place rents. The Company’s vacancy rate at December 31, 2004 was approximately 18.5%.
      The Company owns approximately 1.7 million square feet in the Dallas Metroplex market. The vacancy rate in Las Colinas, where most of the Company’s properties are located, has stabilized at levels nearing 20% for office and 12% for industrial flex. Over the last two years, the number of new properties coming on-line decreased; however some new construction commenced. The Company believes that any such new construction could cause vacancy rates to rise and limit opportunities to increase rental rates. The Company’s vacancy rate at December 31, 2004 was approximately 15.8%.
      The Company owns approximately 1.2 million square feet in the Austin and Greater Houston markets. The Austin market has been adversely affected by downturns in the technology industry. Softness in this market has increased competition for tenants, resulting in a reduction in rental rates and increased rent concessions, tenant improvement allowances and lease commissions. The Company’s vacancy rate at December 31, 2004 was approximately 19.5% which was roughly equivalent to market averages.
      In December, 2003, the Company acquired a 3.3 million square foot property located in the Airport West submarket of Miami-Dade County in Florida. The property’s vacancy rate upon acquisition was approximately 16.6%, compared to a vacancy rate of approximately 12.7% for the entire submarket. The property is located less than one mile from the cargo entrance of the Miami International Airport, which is recognized as one of the nation’s busiest cargo and passenger airports. The Company’s vacancy rate at December 31, 2004 was approximately 10.2%.

      The Company owns approximately 679,000 square feet in the Phoenix market. Overall, the Phoenix market has been characterized by steady growth. However, average market rental rates have declined over the past several years as demand for space subsided. The vacancy rate in this market is over 8%. The Company’s vacancy rate at December 31, 2004 was approximately 6.1%.
      Growth of the Company’s Operations and Acquisitions and Dispositions of Properties: During 2003 and 2004, the Company focused on maximizing cash flow from its existing core portfolio of properties and through acquisitions and dispositions of properties, expanding its presence in existing and new markets through strategic acquisitions and strengthening its balance sheet, primarily through the issuance of preferred equity. The Company has historically maintained low debt and overall leverage levels through the issuance of preferred equity; this approach is intended to provide the Company with the flexibility for future growth without the need to issue additional common stock.
      During the year ended December 31, 2004, the Company acquired a 165,000 square foot office complex in Fairfax, Virginia, for $24.1 million. During 2003, the Company added approximately 4.1 million square feet to its portfolio at an aggregate cost of approximately $282.4 million. The Company acquired 544,000 square feet in Southern California for $60.0 million, 113,000 square feet in Northern Texas for $7.8 million, 3.4 million square feet in Florida for $205.0 million, and 110,000 square feet in Phoenix, Arizona for $9.6 million. During 2002, the Company did not complete any acquisitions. The Company plans to continue to seek to build its presence in existing markets by acquiring high quality facilities in selected markets. The Company targets properties with below market rents which may offer it growth in rental rates above market averages, and which offer the Company the ability to achieve economies of scale resulting in more efficient operations.
      In 2004, the Company sold a flex facility in Austin, Texas, for gross proceeds of approximately $1.2 million, a 30,500 square foot building in Beaverton, Oregon for gross proceeds of $3.1 million, a 10,000 and 7,100 square foot unit at MICC, with gross proceeds of $1.9 million and two flex parks totaling approximately 400,000 square feet in Maryland for gross proceeds of approximately $44.2 million. In connection with these sales, the Company reported a gain of $15.5 million
      Subsequent to December 31, 2004, the Company sold two assets previously classified as held for sale. In February, 2005, the Company sold the 56,000 square foot retail center located at MICC for a sales price of approximately $12.2 million. In addition, in January, 2005, the Company closed on the sale of a 7,100 square foot unit at MICC for a gross sales price of $740,000 and closed on the sale of 8.2 acres of land within the Cornell Oaks project in Beaverton, Oregon for a sales price of approximately $3.6 million.
      During the first half of 2003, the Company identified a property in Lakewood, California with 57,000 square feet, two buildings in Nashville, Tennessee totaling 138,000 square feet, and five office and flex buildings totaling 342,000 square feet and a 4.5 acre parcel of vacant land in Beaverton, Oregon as assets the Company intended to sell. The sale of Lakewood, California was completed early in the second quarter of 2003 with net proceeds of approximately $6.3 million. The sale of the Nashville properties was completed in June, 2003 with net proceeds of $5.1 million. A gain on the Lakewood and Nashville properties of $3.5 million was recognized in the second quarter of 2003. During the third quarter of 2003, the Company sold a one-acre parcel of land located in Beaverton, Oregon with net proceeds of approximately $733,000. The transaction was completed in July, 2003 at a gain of approximately $14,000. During the fourth quarter of 2003, the Company sold a 31,000 square foot flex facility in Beaverton, Oregon with net proceeds of approximately $2.4 million. The transaction was completed in December, 2003 at a loss of approximately $601,000. During the first quarter of 2004, the Company determined that the 342,000 square feet of office flex properties and 3.5 acres of vacant land located in Beaverton, Oregon were not likely to be sold within next twelve months and reclassified such assets into continuing operations.
      Impact of Inflation: Although inflation has slowed in recent years, it is still a factor in our economy and the Company continues to seek ways to mitigate its impact. A substantial portion of the Company’s leases require tenants to pay operating expenses, including real estate taxes, utilities, and insurance, as well as increases in common area expenses, partially reducing the Company’s exposure to inflation.

      Concentration of Portfolio by Region: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables) from continuing operations are summarized for the year ended December 31, 2004 by major geographic region below. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them as well as the investor the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from these financial measures as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of as asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with generally accepted accounting principles. The table below reflects rental income, operating expenses and NOI from continuing operations for the year ended December 31, 2004 based on geographical concentration. The total of all regions is equal to the amount of rental income and cost of operations recorded by the Company in accordance with Generally Accepted Accounting Principles (GAAP). We have also included the most comparable GAAP measure which includes total depreciation and amortization. The percent of totals by region reflects the actual contribution to rental income, cost of operations and NOI during the period from properties included in continuing operations (in thousands):

	Weighted
	Square	Percent of	Rental	Percent of	Cost of	Percent of		Percent of
Region	Footage	Total	Income	Total	Operations	Total	NOI	Total

Southern California	3,663	20.5%	$51,797	23.7%	$14,151	21.8%	$37,646	24.5%
Northern California	1,497	8.4%	19,493	8.9%	4,576	7.1%	14,917	9.7%
Southern Texas	1,163	6.5%	9,654	4.4%	4,190	6.4%	5,464	3.6%
Northern Texas	1,690	9.5%	14,162	6.5%	5,466	8.4%	8,696	5.7%
Florida	3,191	17.9%	20,285	9.3%	7,190	11.1%	13,095	8.6%
Virginia	2,786	15.6%	46,125	21.1%	12,904	19.9%	33,221	21.6%
Maryland	1,242	6.9%	24,420	11.2%	6,262	9.6%	18,158	11.8%
Oregon	1,939	10.9%	25,922	11.9%	7,471	11.5%	18,451	12.0%
Other	678	3.8%	6,589	3.0%	2,759	4.2%	3,830	2.5%

Subtotal	17,849	100%	218,447	100%	64,969	100%	153,478	100%

Less: Depreciation and amortization expense			—		72,336		(72,336)

Total based on generally accepted accounting principles			$218,447		$137,305		$81,142

      Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of December 31, 2004. The Company analyzes this concentration to minimize significant industry exposure risk.

Computer hardware, software, and related service	12.1%
Business services	11.8%
Government	10.4%
Contractors	9.5%
Warehouse, transportation, logistics	8.6%
Financial services	8.1%
Retail	5.8%
Home furnishing	4.5%
Electronics	4.4%
Communications	4.1%

79.3%

      The information below depicts the Company’s top ten customers by annual rents as of December 31, 2004 (in thousands)

			% of Total
Tenants	Square Footage	Annual Rents	Annual Rents

U.S. Government	475	$11,293	5.0%
Citigroup	262	4,223	1.9%
Intel	214	3,647	1.6%
IBM	180	2,960	1.3%
County of Santa Clara	97	2,951	1.3%
Hughes Network Systems	106	2,239	1.0%
Axcelis Technologies	89	1,609	0.7%
Symantec Corporation Inc.	81	1,559	0.7%
Welch Allyn Protocol, Inc.	95	1,511	0.7%
MCI Worldcom	88	1,413	0.6%

	1,687	$33,405	14.9%

Comparison of 2004 to 2003
      Results of Operations: Net income for the year ended December 31, 2004 was $62.1 million compared to $49.1 million for year ended December 31, 2003. Net income allocable to common shareholders (net income less preferred stock distributions) for the year ended December 31, 2004 was $29.1 million compared to $33.3 million for the year ended December 31, 2003. Net income per common share on a diluted basis was $1.33 for the year ended December 31, 2004 compared to $1.54 for the year ended December 31, 2003 (based on weighted average diluted common shares outstanding of 21,960,000 and 21,565,000, respectively). The decrease was due primarily to the increase in preferred equity distributions of $17.2 million partially offset by the increase in income from discontinued operations of $14.0 million including an increase of $12.6 million from gains on disposition of real estate and decrease of impairment losses of $5.9 million.

      The Company’s property operations account for almost all of the net operating income earned by the Company. The following table presents the operating results of the properties for the years ended December 31, 2004 and 2003 in addition to other income and expense items affecting income from continuing operations. The Company breaks out Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot data):

	Years Ended
	December 31,

	2004	2003	Change

Rental income:
Same Park facilities (13.7 million net rentable square feet)(1)	$185,778	$189,311	(1.9)%
Other facilities (4.1 million net rentable square feet)(2)	32,669	4,682	597.8%

Total rental income	218,447	193,993	12.6%

Cost of operations (excluding depreciation):
Same Park facilities	52,003	51,054	1.9%
Other facilities	12,966	2,356	450.3%

Total cost of operations (excluding depreciation)	64,969	53,410	21.6%

Net operating income (rental income less cost of operations)(3):
Same Park facilities	133,775	138,257	(3.2)%
Other facilities	19,703	2,326	747.1%

Total net operating income	153,478	140,583	9.2%

Other income and expenses:
Facility management fees	624	742	(15.9)%
Interest and other income	406	1,125	(63.9)%
Interest expense	(3,054)	(4,015)	(23.9)%
Gain on sale of marketable securities	—	2,043	(100.0)%
Depreciation and amortization	(72,336)	(57,436)	25.9%
General and administrative	(4,628)	(4,683)	(1.2)%

Income before discontinued operations and minority interest	$74,490	$78,359	(4.9)%

Total Same Park gross margin(4)	72.0%	73.0%	(1.4)%
Same Park weighted average for period:
Occupancy	90.5%	92.8%	(2.5)%
Annualized realized rent per square foot(5)	$14.96	$14.86	0.7%

(1)	See “Supplemental Property Data and Trends” below for a definition of Same Park facilities.

(2)	Represents assets owned and held in continuing operations by the Company as of December 31, 2004 that are not included in the Same Park facilities.

(3)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with generally accepted accounting principles.

(4)	Gross margin is computed by dividing NOI by rental income.

(5)	Realized rent per square foot represents the actual revenues earned per occupied square foot.

      Supplemental Property Data and Trends: In order to evaluate the performance of the Company’s overall portfolio over two given years, management analyzes the operating performance of a consistent group of properties owned and operated throughout both those years. The Company refers to those properties as the Same Park facilities. For 2004 and 2003, the Same Park facilities constitute 13.7 million net rentable square feet, include all assets included in continuing operations that the Company owned and operated from January 1, 2003 through December 31, 2004, and represent approximately 77% of the weighted average square footage of the Company’s portfolio for 2004.
      Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables) from continuing operations are summarized for the years ended December 31, 2004 and 2003 by major geographic region below. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with generally accepted accounting principles.
      The following table summarizes the Same Park operating results by major geographic region for the years ended December 31, 2004 and 2003. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2003. The impact of these properties is included in Other Facilities in the table below (in thousands):

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	December 31,	December 31,	Increase	December 31,	December 31,	Increase	December 31,	December 31,	Increase
Region	2004	2003	(Decrease)	2004	2003	(Decrease)	2004	2003	(Decrease)

Southern California	$42,957	$43,078	(0.3)%	$10,234	$10,036	2.0%	$32,723	$33,042	(1.0)%
Northern California	19,401	20,644	(6.0)%	4,543	4,518	0.6%	14,858	16,126	(7.9)%
Southern Texas	9,668	12,215	(20.9)%	4,159	4,291	(3.1)%	5,509	7,924	(30.5)%
Northern Texas	13,276	16,511	(20.0)%	5,012	4,830	3.8%	8,264	11,681	(29.3)%
Virginia	44,372	42,530	4.3%	12,095	11,796	2.5%	32,277	30,734	5.0%
Maryland	24,455	23,000	6.3%	6,217	6,124	1.5%	18,238	16,876	8.1%
Oregon	26,229	25,789	1.7%	7,419	7,156	3.7%	18,810	18,633	0.9%
Arizona	5,420	5,544	(2.2)%	2,324	2,303	0.9%	3,096	3,241	(4.5)%

Total Same Park	185,778	189,311	(1.9)%	52,003	51,054	1.9%	133,775	138,257	(3.2)%
Other Facilities	32,669	4,682	597.8%	12,966	2,356	450.3%	19,703	2,326	747.1%

Total Before Depreciation and amortization	218,447	193,993	12.6%	64,969	53,410	21.6%	153,478	140,583	9.2%
Depreciation and amortization	—	—	—	72,336	57,436	25.9%	(72,336)	(57,436)	(25.9)%

Total based on GAAP	$218,447	$193,993	12.6%	$137,305	$110,846	23.9%	$81,142	$83,147	(2.4)%

      The following information provides information regarding the geographical regions in which the Company has operations:

Southern California
      This region includes San Diego, Orange and Los Angeles Counties. Rental income and NOI for 2004 were slightly lower than 2003 due to a reduction in weighted average occupancy and greater leasing concessions associated with the properties that were acquired in 2003. Weighted average occupancies have decreased from 95.4% in 2003 to 93.0% in 2004. Realized rent per foot has increased 5.2% from $14.46 per foot for 2003 to $15.21 per foot in 2004. The increase is due primarily to the inclusion of the acquisition properties for all of 2004.

Northern California
      This region includes San Jose, San Francisco and Sacramento, including 1.0 million square feet in the Silicon Valley, a market that has been devastated by the technology slump. Rental income and NOI decreased from 2003 to 2004 primarily due to a restructuring of a lease in the San Jose portfolio. Weighted average occupancies outperformed the market, yet they have decreased from 96.0% in 2003 to 95.0% in 2004. Realized rent per foot has decreased 4.8% from $14.40 per foot for 2003 compared to $13.71 per foot in 2004.

Southern Texas
      This region, which includes Austin, is considered one of the Company’s challenged markets, and the Company’s operating results continue to the effects of sharply reduced market rental rates, higher vacancies and business failures. Weighted average occupancies decreased from 91.8% in 2003 to 83.2% in 2004. Realized rent per foot decreased 12.8% from $11.46 per foot in 2003 to $9.99 per foot in 2004.

Northern Texas
      This region includes the Dallas area. The significant reduction in rental income and NOI are due primarily to reduced rents, increased leasing concessions and the loss of certain tenants to bankruptcy or downsizing. Weighted average occupancies have decreased from 93.2% in 2003 to 82.8% in 2004. Realized rent per foot has decreased 9.7% from $11.21 per foot in 2003 to $10.12 per foot in 2004.

Virginia
      This region includes all major Northern Virginia suburban submarkets surrounding the Washington D.C. metropolitan area. The Washington DC Metro market is considered one of the Company’s strongest markets, which is indicated by the significant increase in rental income and NOI. The Company’s properties in this market have successfully increased rental rates, reduced leasing concessions, and increased occupancy. Weighted average occupancies have increased from 94.7% in 2003 to 96.1% in 2004. Realized rent per foot has increased 3.0% from $17.15 per foot in 2003 to $17.66 per foot in 2004.

Maryland
      This region consists primarily of facilities in Prince Georges County and Montgomery County. While these markets have been relatively stable, weighted average occupancies have increased from 90.4% in 2003 to 91.2% in 2004. Considered part of the Washington DC Metro market, Maryland, like Virginia, has experienced significant increase in rental income and NOI, without proportionate increase in operating expenses. This market has also increased rental rates, reduced concessions, and increased occupancy. Realized rent per foot has increased 5.0% from $20.53 per foot in 2003 to $21.55 per foot in 2004.

Oregon
      This region consists primarily of three business parks in the Beaverton submarket of Portland. Oregon has been one of the markets hardest hit by the technology slowdown. The full effect of this slowdown began to take effect in 2003 with lease terminations and expirations resulting in significant declines in rental revenue. During 2004, the market experienced slightly higher levels of leasing activity, with rental rates declining significantly from in-place rents and higher leasing concessions. Weighted average occupancies have decreased from 81.4% in 2003 to 79.1% in 2004. Realized rent per square foot has increased 4.4% from $16.19 per foot in 2003 to $16.90 per foot in 2004.
      Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the year ended December 31, 2004, $624,000 of revenue was recognized from facility management fees compared to $742,000 for the year ended December 31, 2003.
      Cost of Operations: Cost of operations, excluding discontinued operations, was $65.0 million for the year ended December 31, 2004 compared to $53.4 million for the year ended December 31, 2003. The increase is due primarily to the growth in the square footage of the Company’s portfolio of properties. Cost of operations as a percentage of rental income increased from 27.5% in 2003 to 29.7% in 2004. Cost of operations for the year ended December 31, 2004 consisted mainly of the following items: property taxes ($19.9 million); property maintenance ($14.7 million); utilities ($11.7 million); and direct payroll ($10.5 million) as compared to cost of operations for the year ended December 31, 2003 which consisted of the following items: property taxes ($16.6 million); property maintenance ($13.1 million); utilities ($9.5 million); and direct payroll ($8.0 million).
      Depreciation and Amortization Expense: Depreciation and amortization expense was $72.3 million for the year ended December 31, 2004 compared to $57.4 million for the year ended December 31, 2003. The increase is primarily due to depreciation expense on real estate facilities acquired in 2004 and at the end of 2003.
      General and Administrative Expense: General and administrative expense was $4.6 million for the year ended December 31, 2004 compared to $4.7 million for the year ended December 31, 2003. General and administrative expenses for the year ended December 31, 2004 consisted mainly of the following items: expenses which relate to the accounting, finance, and executive divisions of the Company, which primarily consist of payroll expenses ($2.4 million); professional fees, including expenses related to Sarbanes Oxley Section 404 (“SOX 404”) Compliance, outside accounting, tax, legal and investor services ($1.3 million); expenses which relate to issuances and exercises of stock options and restricted stock ($93,000); and other various expenses. General and administrative expenses for the year ended December 31, 2003 consisted mainly of the following items: expenses which relate to the accounting, finance, and executive divisions of the Company, which primarily consist of payroll expenses ($1.9 million); internal acquisitions costs ($585,000); professional fees, including expenses related to outside accounting, tax, legal and investor services ($773,000); expenses which relate to issuances and exercises of stock options and restricted stock ($852,000); and other various expenses. During 2004, the Company incurred approximately $600,000 related to its efforts to ensure compliance with SOX 404. While management expects that the ongoing costs of ensuring compliance with SOX 404 will be lower in future periods, such amount cannot be determined at this point. Management also anticipates slightly higher levels of salary and related costs resulting from the changes to the Company’s senior management team.
      Interest and Other Income: Interest and other income reflects earnings on cash balances and dividends on marketable securities in addition to miscellaneous income items. Interest and other income was $406,000 for the year ended December 31, 2004 compared to $1.1 million for the year ended December 31, 2003. Interest and other income for the year ended December 31, 2004 primarily related to interest earned on cash balances which generally earned less than 2% interest. Based on the preferred equity activity during 2004, the Company’s cash on hand varied significantly throughout the year although it was significantly less then the average cash on hand during 2003 as the Company purchased approximately $ 70.0 million of assets in the second half of 2003 with retained cash. In addition to interest on cash on hand, during 2003 interest and other income also included approximately $400,000 of construction management fees.
      Interest Expense: Interest expense was $3.1 million for the year ended December 31, 2004 compared to $4.0 million for the year ended December 31, 2003. The decrease is primarily attributable to the pay down on the line of credit, notes payable and declining mortgage balances as a result of the preferred equity issued in 2004. No interest expense was capitalized as part of building costs associated with properties under development during the years ended December 31, 2004 and 2003.
      Equity in Income of Discontinued Joint Venture: Equity in income of discontinued joint venture reflects the Company’s share of net income from its joint venture. Equity in income of discontinued joint venture was $0 for the year ended December 31, 2004 compared to $2.3 million for the same period in 2003. The decrease is due to the joint venture being liquidated in 2003.
      Gain on Disposition of Real Estate: Included in income (loss) from discontinued operations are gains on dispositions of real estate for the year ended December 31, 2004 of $15.5 million compared to $2.9 million for the year ended December 31, 2003. In 2004, the Company disposed of 6 properties, two in Maryland, two in Miami, one in Texas and one in Oregon. The two properties in Maryland generated a gain of $15.2 million with the remaining 4 properties providing a net gain of approximately $300,000. During the year ended

December 31, 2003 the Company disposed of three properties, one in Lakewood and two in Nashville for a gain of $3.2 million and $300,000, respectively. A property in Beaverton was sold during the fourth quarter of 2003, resulting in a loss of approximately $601,000.
      Impairment Charge: There was no impairment charge recognized during the year ended December 31, 2004. Included in income (loss) from discontinued operations is an impairment charge of $5.9 million recognized during the year ended December 31, 2003 specific to five office and flex buildings and a 4.5 acre parcel of land in Beaverton, Oregon.
      Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $30.0 million ($20.2 million allocated to preferred unitholders and $9.8 million allocated to common unitholders) for the year ended December 31, 2004 compared to $30.6 million ($19.2 million allocated to preferred unitholders and $11.3 million allocated to common unitholders) for the year ended December 31, 2003. The decrease in minority interest in income is due primarily to the redemptions of preferred operating partnership units during 2004.
Comparison of 2003 to 2002
      Results of Operations: Net income for the year ended December 31, 2003 was $49.1 million compared to $57.4 million for the same period in 2002. Net income allocable to common shareholders (net income less preferred stock distributions) for the year ended December 31, 2003 was $33.3 million compared to $42.0 million for the same period in 2002. Net income per common share on a diluted basis was $1.54 for the year ended December 31, 2003 compared to $1.93 for the year ended December 31, 2002 (based on weighted average diluted common shares outstanding of 21,565,000 and 21,743,000, respectively). The decrease was due primarily to a reduction in gains on disposition of real estate and marketable securities of $4.1 million, an increase in impairment losses of $5.0 million and a reduction in Same Park results of $869,000.

      The Company’s property operations account for almost all of the net operating income earned by the Company. The following table presents the operating results of the properties for the years ended December 31, 2003 and 2002 in addition to other income and expense items affecting income from continuing operations. The Company breaks out Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot data):

	Years Ended
	December 31,

	2003	2002	Change

Rental income:
Same Park facilities (13.5 million net rentable square feet)(1)	$187,180	$187,264	(0.0)%
Other facilities (4.2 million net rentable square feet)(2)	6,813	2,630	159.0%

Total rental income	193,993	189,894	2.2%

Cost of operations (excluding depreciation):
Same Park facilities	50,457	49,672	1.6%
Other facilities	2,953	998	195.9%

Total cost of operations (excluding depreciation)	53,410	50,670	5.4%

Net operating income (rental income less cost of operations)(3):
Same Park facilities	136,723	137,592	(0.6)%
Other facilities	3,860	1,632	136.5%

Total net operating income	140,583	139,224	1.0%

Other income and expenses:
Facility management fees	742	763	(2.8)%
Interest and other income	1,125	959	17.3%
Interest expense	(4,015)	(5,324)	(24.6)%
Gain on sale of marketable securities	2,043	41	4,882.9%
Depreciation and amortization	(57,436)	(55,333)	3.8%
General and administrative	(4,683)	(5,125)	(8.6)%

Income before discontinued operations and minority interest	$78,359	$75,205	4.2%

Total Same Park gross margin(4)	73.0%	73.5%	(0.7)%
Same Park weighted average for period:
Occupancy	93.3%	94.6%	(1.3)%
Annualized realized rent per square foot(5)	$14.87	$14.67	1.35%

(1)	See “Supplemental Property Data and Trends” below for a definition of Same Park facilities.

(2)	Represents assets owned and held in continuing operations by the Company as of December 31, 2003 that are not included in the Same Park facilities.

(3)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with generally accepted accounting principles.

(4)	Gross margin is computed by dividing NOI by rental income.

(5)	Realized rent per square foot represents the actual revenues earned per occupied square foot.

      Supplemental Property Data and Trends: In order to evaluate the performance of the Company’s overall portfolio over two given years, management analyzes the operating performance of a consistent group of properties owned and operated throughout both those years. The Company refers to those properties as the Same Park facilities. For 2003 and 2002, the Same Park facilities constitute 13.5 million net rentable square feet, include all assets included in continuing operations that the Company owned and operated from January 1, 2002 through December 31, 2003, and represent approximately 96% of the weighted average square footage of the Company’s portfolio for 2003.
      Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables) from continuing operations are summarized for the years ended December 31, 2003 and 2002 by major geographic region below. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with generally accepted accounting principles.
      The following table summarizes the Same Park operating results by major geographic region for the years ended December 31, 2003 and 2002. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2002. The impact of these properties is included in Other Facilities in the table below (in thousands):

				Cost of	Cost of
	Rental Income	Rental Income		Operations	Operations		NOI	NOI
	December 31,	December 31,	Increase	December 31,	December 31,	Increase	December 31,	December 31,	Increase
Region	2003	2002	(Decrease)	2003	2002	(Decrease)	2003	2002	(Decrease)

Southern California	$43,057	$41,670	3.3%	$10,037	$10,110	(0.7)%	$33,020	$31,560	4.6%
Northern California	20,634	20,955	(1.5)%	4,519	4,794	(5.7)%	16,115	16,161	(0.3)%
Southern Texas	12,209	12,610	(3.2)%	4,317	4,520	(4.5)%	7,892	8,090	(2.4)%
Northern Texas	16,502	17,065	(3.3)%	4,832	5,042	(4.2)%	11,670	12,023	(2.9)%
Virginia	40,710	38,747	5.1%	11,492	11,145	3.1%	29,218	27,602	5.9%
Maryland	22,988	21,663	6.1%	6,124	5,587	9.6%	16,864	16,076	4.9%
Oregon	25,538	29,046	(12.1)%	6,834	6,056	12.8%	18,704	22,990	(18.6)%
Arizona	5,542	5,508	0.6%	2,302	2,418	(4.8)%	3,240	3,090	4.9%

Total Same Park	187,180	187,264	0.0%	50,457	49,672	1.6%	136,723	137,592	(0.6)%
Other Facilities	6,813	2,630	159.0%	2,953	998	195.9%	3,860	1,632	136.5%

Total Before Depreciation and amortization	193,993	189,894	2.2%	53,410	50,670	5.4%	140,583	139,224	1.0%
Depreciation and amortization	—	—	—	57,436	55,333	3.8%	(57,436)	(55,333)	(3.8)%

Total based on GAAP	$193,993	$189,894	2.2%	$110,846	$106,003	4.6%	$83,147	$83,891	(0.9)%

      The following information provides information regarding the geographical regions in which the Company has operations:

Southern California
      This region includes San Diego, Orange and Los Angeles Counties. The increase in both revenues and NOI are the result of a stable market with a diverse economy that felt only modest effects of the technology slump. Weighted average occupancies have decreased from 97.5% in 2002 to 95.4% in 2003. Realized rent per foot has increased 5.0% from $13.77 per foot for 2002 to $14.46 per foot in 2003.

Northern California
      This region includes San Jose, San Francisco and Sacramento, including 1,025,000 square feet in the Silicon Valley, a market that has been devastated by the technology slump. The Company benefited from the early renewal of large leases in its Silicon Valley portfolio and relative strength in the Sacramento market. Weighted average occupancies outperformed the market, yet they have decreased from 97.1% in 2002 to 96.0% in 2003. Realized rent per foot has decreased 1.0% from $14.55 per foot for 2002 compared to $14.40 per foot in 2003.

Southern Texas
      This region, which includes Austin, was among the hardest hit due to the technology slump and the Company’s operating results are showing the effects of sharply reduced market rental rates, higher vacancies and business failures. Weighted average occupancies were the same at 91.8% in 2002 and 2003. Realized rent per foot decreased 3.2% from $11.84 per foot in 2002 to $11.46 per foot in 2003.

Northern Texas
      This region includes the Dallas area. The slowdown in the telecommunications industry has started to impact the Dallas portfolio. Weighted average occupancies were the same at 93.2% in 2002 and 2003. Realized rent per foot has decreased 3.7% from $11.64 per foot in 2002 to $11.21 per foot in 2003.

Virginia
      This region includes all major Northern Virginia suburban submarkets surrounding the Washington D.C. metropolitan area. Virginia has been negatively impacted in the Chantilly and Herndon submarkets as a result of the technology and telecommunications industry slowdown. Other submarkets have been positively impacted by increased federal government spending on defense. Weighted average occupancies have increased from 90.8% in 2002 to 94.7% in 2003. Realized rent per foot has increased 1.5% from $16.90 per foot in 2002 to $17.15 per foot in 2003.

Maryland
      This region consists primarily of facilities in Prince Georges County and Montgomery County. While these markets have been relatively stable, weighted average occupancies have decreased from 94.3% in 2002 to 90.4% in 2003, partially as a result of some unexpected lease terminations. Realized rent per foot has increased 10.9% from $18.52 per foot in 2002 to $20.53 per foot in 2003.

Oregon
      This region consists primarily of three business parks in the Beaverton submarket of Portland. Oregon has been one of the markets hardest hit by the technology slowdown. The full effect of this slowdown began to take effect in 2003 with lease terminations and expirations resulting in significant declines in rental revenue. Weighted average occupancies have decreased from 90.9% in 2002 to 81.4% in 2003. Realized rent per foot has decreased 2.9% from $16.68 per foot in 2002 to $16.19 per foot in 2003.

      Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the year ended December 31, 2003, $742,000 of revenue was recognized from facility management fees compared to $763,000 for the year ended December 31, 2002.
      Cost of Operations: Cost of operations, excluding discontinued operations, was $53.4 million for the year ended December 31, 2003 compared to $50.7 million for the year ended December 31, 2002. The increase is due primarily to the growth in the square footage of the Company’s portfolio of properties. Cost of operations as a percentage of rental income increased from 26.7% in 2002 to 27.5% in 2003. Cost of operations for the year ended December 31, 2003 consisted mainly of the following items: property taxes ($16.6 million); property maintenance ($13.1 million); utilities ($9.5 million); and direct payroll ($8.0 million) as compared to cost of operations for the year ended December 31, 2002 which consisted of the following items: property taxes ($16.4 million); property maintenance ($12.0 million); utilities ($9.2 million); and direct payroll ($8.6 million).
      Depreciation and Amortization Expense: Depreciation and amortization expense was $57.4 million for the year ended December 31, 2003 compared to $55.3 million for the year ended December 31, 2002. The increase is primarily due to depreciation expense on real estate facilities acquired in 2003.
      General and Administrative Expense: General and administrative expense was $4.7 million for the year ended December 31, 2003 compared to $5.1 million for the year ended December 31, 2002. The decrease is mainly due to a line of credit extension fee incurred in 2002 with no corresponding expense for 2003. General and administrative expenses for the year ended December 31, 2003 consisted mainly of the following items: expenses which relate to the accounting, finance, and executive divisions of the Company, which primarily consist of payroll expenses ($1.9 million); internal acquisitions costs ($585,000); professional fees, including expenses related to outside accounting, tax, legal and investor services ($773,000); expenses which relate to issuances and exercises of stock options and restricted stock ($852,000); and other various expenses. General and administrative expenses for the year ended December 31, 2002, consisted mainly of the following items: expenses which relate to the accounting, finance, and executive divisions of the Company, which primarily consisted of payroll expenses ($1.9 million); internal acquisition costs ($640,000); professional fees, including expenses related to outside accounting, tax, legal and investor services ($745,000); expenses which relate to issuances and exercises of stock option and restricted stock ($716,000); line of credit extension fee ($337,000), and other various expenses.
      Interest and Other Income: Interest and other income reflects earnings on cash balances and dividends on marketable securities in addition to miscellaneous income items. Interest and other income was $1.1 million for the year ended December 31, 2003 compared to $1.0 million for the year ended December 31, 2002. Average cash balances and other interest bearing investments and effective interest rates for the year ended December 31, 2003 were approximately $40.0 million and 1.1%, respectively, compared to $31.0 million and 2.5%, respectively, for the same period in 2002. Other income includes income from business services and construction management fees of $197,000 and $400,000, respectively for the year ended December 31, 2003 compared to $136,000 and $0, respectively for the same period in 2002.
      Interest Expense: Interest expense was $4.0 million for the year ended December 31, 2003 compared to $5.3 million for the year ended December 31, 2002. The decrease is primarily attributable to lower average debt balances in 2003 due to a higher average balance on the line of credit in 2002, and declining mortgage balances, offset by a reduction of capitalized interest. Interest expense of $0 and $288,000 was capitalized as part of building costs associated with properties under development during the years ended December 31, 2003 and 2002, respectively.
      Equity in Income of Discontinued Joint Venture: Equity in income of discontinued joint venture reflects the Company’s share of net income from its joint venture. Equity in income of discontinued joint venture was $2.3 million for the year ended December 31, 2003 compared to $2.0 million for the same period in 2002. The increase in 2003 is due to the gain on sale of the remaining six buildings in the joint venture of $1.4 million and additional income for meeting performance measures of $920,000.

      Gain on Disposition of Real Estate: Included in income (loss) from discontinued operations are gains on dispositions of real estate for the year ended December 31, 2003 of $2.9 million compared to $9.0 million for the year ended December 31, 2002. During the three months ended June 30, 2003 the Company disposed of three properties, one in Lakewood and two in Nashville, for approximately $11.4 million. A gain on the sale of the Lakewood property of $3.2 million and a gain on the sale of the Nashville properties of $300,000 were recognized in the second quarter. A property in Beaverton was sold during the fourth quarter of 2003, resulting in a loss of approximately $601,000. The Company disposed of a property in San Diego for approximately $9.0 million in November 2001 and deferred a gain of $5.4 million which was later recognized in 2002 when the buyer of the property obtained third party financing for the property and paid off its note to the Company. In addition, the Company sold a property located in Overland, Kansas for approximately $5.3 million in the third quarter of 2002, resulting in a gain of approximately $2.1 million. During the fourth quarter of 2002, the Company sold another property located in Landover, Maryland for approximately $9.6 million, generating a gain of approximately $1.7 million. Also in the fourth quarter, the Company sold two properties, located in San Antonio, Texas for $9.5 million, resulting in a net loss totaling approximately $200,000.
      Impairment Charge: Included in income (loss) from discontinued operations is an impairment charge of $5.9 million recognized during the year ended December 31, 2003 specific to five office and flex buildings and a 4.5 acre parcel of land in Beaverton, Oregon. For the year ended December 31, 2002, an impairment charge of $900,000 was recognized related to properties located in San Antonio, Texas that were disposed of in 2002.
      Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $30.6 million ($19.2 million allocated to preferred unitholders and $11.3 million allocated to common unitholders) for the year ended December 31, 2003 compared to $32.2 million ($17.9 million allocated to preferred unitholders and $14.2 million allocated to common unitholders) for the year ended December 31, 2002. The decrease in minority interest in income is due primarily to lower earnings at the partnership level, partially offset by the issuance of preferred operating partnership units during 2002.
Liquidity and Capital Resources
      Net cash provided by operating activities for the years ended December 31, 2004 and 2003 was $152.0 million and $132.4 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements and debt service requirements and to maintain the current level of distributions to shareholders in addition to providing additional returned cash for future growth, debt repayment, and stock repurchases.
      Net cash used in investing activities was $26.1 million and $294.9 million for the years ended December 31, 2004 and 2003, respectively. The change between years was $268.8 million or 91.1% due to the composition of the activity being very different from 2003 to 2004. Cash paid for acquisitions for the year ended December 31, 2004 was $22.3 million compared to $279.1 million in the prior year. During the years ended December 31, 2004 and 2003 the Company used $52.1 million and $38.9 million for capital improvements to real estate facilities, respectively. The increase of $13.2 million or 33.9% resulted from increased transaction costs related to higher level of leasing activity combined with increased competition for tenants throughout the portfolio. As the Company has experienced increased competition from the landlords it has had to increase the level of tenant improvements provided to new tenants.
      Net cash used in financing activities was $92.0 million for the year ended December 31, 2004 compared to cash provided by financing activities of $123.5 million for the year ended December 31, 2003. The Company repaid or refinanced $576.9 million of debt and preferred equity during the period while it received $560.7 million from preferred equity offerings and short term borrowings during the same period. As a result of these transactions, the Company increased its preferred equity outstanding to 33% of its market capitalization at December 31, 2004 from 21% at December 31, 2003 and decreased the outstanding debt from 14% of its market capitalization at December 31, 2003 to 1% at December 31, 2004. Additionally, the Company had paid preferred shareholders $31.2 million in distributions for the year ended December 31, 2004 compared to $15.7 million for the year ended December 31, 2003.
      The Company’s capital structure is characterized by a low level of leverage. As of December 31, 2004, the Company had two fixed rate mortgage notes payable totaling $11.4 million, which represented approximately 1% of its total capitalization (based on book value, including minority interest and debt). The weighted average interest rate for the mortgage notes is approximately 7.73% per annum. The Company had approximately 1.3% of its properties, in terms of net book value, encumbered at December 31, 2004.
      The Company has an unsecured line of credit (the “Credit Facility”) with Wells Fargo Bank, with a borrowing limit of $100.0 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.60% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.70%). In addition, the Company is required to pay an annual commitment fee ranging from 0.20% to 0.35% of the borrowing limit (currently 0.25%). The Company had drawn $0 and $95.0 million on its line of credit at December 31, 2004 and 2003, respectively. The Company repaid in full the $95.0 million outstanding on its line of credit in January, 2004, and subsequently, borrowed $138.0 million on its line of credit in 2004 which was repaid in full prior to December 31, 2004.
      As of December 31, 2003, the Company had $100.0 million in short-term borrowings from PSI. The note bore interest at 1.4% and was due on March 9, 2004. The Company repaid the note in full during the first quarter of 2004.
      In February 2002, the Company entered into a seven year $50.0 million term loan agreement with Fleet National Bank. The interest on the note was at LIBOR plus 1.45% and it had an original maturity of February 20, 2009. The Company paid a one-time fee of 0.35% or $175,000 for the facility. In July 2002, the Company entered into an interest rate swap transaction which had the effect of fixing the rate on the term loan through July 2004 at 4.46% per annum. In February 2004, the Company repaid in full the $50.0 million outstanding on the term loan.
      The Company used its short-term borrowing capacity to complete acquisitions totaling approximately $282.4 million in 2003. The Company borrowed $95.0 million from its line of credit and $100.0 million from PSI. The remaining balance was funded with cash from operations.
      During 2004, the Company issued an aggregate of $437.8 million of preferred equity with an average rate of 7.23%. Proceeds from the various offerings were used to redeem higher rate preferred equity aggregating $185.6 million with an average rate of 8.93%. In addition, proceeds were used to provide permanent financing for the Company’s acquisitions made in 2003 and 2004 by enabling the Company to repay in full the balances outstanding on the Company’s note with PSI, the Credit Facility and the term loan.
      During May, 2003 and September, 2003, the Company repurchased 7,300 and 78,300 depositary shares, each representing 1/1,000 of a share of Series A preferred stock at $26.00 and $25.65 per depositary share, for $190,000 and $2.0 million, respectively. The stated value of the stock was $25 per depository share. The premium and original issuance costs were recorded as an additional distribution to preferred shareholders. The aggregate effect was a reduction of $127,000 of net income and funds from operations allocable to common shareholders and unitholders.
      During January 2002, the Company issued 2,000,000 depositary shares, each representing 1/1,000 of a share of 8.75% Cumulative Preferred Stock, Series F, resulting in net proceeds of $48.3 million. This was used to repay $35.0 million borrowed from PSI in 2001 and to increase financial flexibility.
      During October, 2002, the Operating Partnership completed a private placement of 800,000 preferred units with a preferred distribution rate of 7.95%. The net proceeds from the placement of preferred units were approximately $19.5 million.
      The Company’s funding strategy has been to use permanent capital, including common and preferred stock, and internally generated retained cash flows. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its Credit Facility. The Company targets a ratio of Funds from Operations (“FFO”) to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unitholders. As of the year ended December 31, 2004, the FFO to fixed charges and preferred distributions coverage ratio was 3.0 to 1.0, excluding the effects of EITF Topic D-42.
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
      FFO should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance or liquidity as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results from operations.
      Management believes FFO provides useful information to the investment community about the Company’s operating performance when compared to the performance of other real estate companies as FFO is generally recognized as the industry standard for reporting operations of real estate investment trusts (“REIT”). Other REITs may use different methods for calculating FFO and, accordingly, our FFO may not be comparable to other real estate companies.
      FFO for the Company is computed as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002	2001	2000

Net income allocable to common shareholders	$29,123	$33,312	$42,018	41,016	46,093
Less: Gain on sale of marketable and other securities	—	(2,043)	(41)	(8)	(7,849)
Less: Gain on disposition of real estate	(15,462)	(2,897)	(9,023)	—	(256)
Less: Equity income from sale of joint venture properties	—	(1,376)	(861)	—	—
Depreciation and amortization	73,793	59,107	58,144	41,067	35,637
Depreciation from joint venture	—	—	63	15	—
Minority interest in income — common units	9,760	11,345	14,243	13,382	14,556

Consolidated FFO allocable to common shareholders and minority interests	97,214	97,448	104,543	95,472	88,181
FFO allocated to minority interests — common units	(24,401)	(24,657)	(26,291)	(23,018)	(20,634)

FFO allocated to common shareholders	$72,813	$72,791	$78,252	$72,454	$67,547

      FFO allocated to common shareholders for the year ended December 31, 2004, was consistent with the same period in 2003. FFO for the year ended December 31, 2004 included non-cash distributions of $5.0 million related to the application of EITF Topic D-42 and the redemption of $185.6 million of preferred equity completed in 2004. FFO for the same period of 2003 included a non-cash impairment charge related to the previously anticipated sale of assets in Beaverton, Oregon. Excluding these non-cash adjustments, the changes in FFO relate to a reduction in the Same Park operating results of approximately $4.5 million, partially offset by contributions from Other Facilities in 2003 as well as a reduction in fixed charges related to the refinancing of preferred equity.
      Capital Expenditures: During the years ended December 31, 2004 and 2003, the Company incurred approximately $45.8 million and $23.0 million, respectively, in recurring capital expenditures or $2.45 and $1.61 per weighted average square foot, respectively. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. The Company expects the higher levels of transactions to continue into 2005 as a result of competition in difficult markets. The following depicts actual capital expenditures for the stated periods: (in thousands)

	Year Ended	Year Ended
	December 31, 2004	December 31, 2003

Recurring capital expenditures	$45,759	$22,954
First generation tenant improvements and leasing commissions on developed properties	—	838
Property renovations and other capital expenditures	6,310	15,984

Total capital expenditures	$52,069	$39,776

      Stock Repurchase: The Company’s Board of Directors has authorized the repurchase from time to time of up to 4,500,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. The Company did not repurchase any shares during 2004. In 2003, the Company repurchased 261,200 shares at an aggregate cost of approximately $8.1 million or $31.08 per share. Since the inception of the program (March 2000), the Company has repurchased an aggregate total of 2,621,711 shares of common stock and 30,484 common units in its operating partnership at an aggregate cost of approximately $70.7 million (average cost of $26.66 per share/unit).
      Redemption of Preferred Stock: On April 30, 2004 the Company redeemed 2.1 million depositary shares of its 9 1/4% Cumulative Preferred Stock, Series A for approximately $52.8 million. In accordance with EITF Topic D-42, the redemption resulted in a reduction of net income allocable to common shareholders of approximately $1.9 million for the year ended December 31, 2004 equal to the excess of the redemption amount over the carrying amount of the redeemed securities.
      On April 23, 2004 the Company redeemed 510,000 units of its 8.875% Series B Cumulative Redeemable Preferred Operating Partnership Units for approximately $12.8 million. Additionally, on September 3, 2004, the Operating Partnership redeemed 3.2 million units of its 8.75% Series C Cumulative Redeemable Preferred Units for $80.0 million. Further, on September 7, 2004, the Operating Partnership redeemed 1.6 million units of its 8.875% Series X Cumulative Redeemable Preferred Units for $40.0 million. In accordance with EITF D-42, the redemptions resulted in a reduction of net income allocable to common shareholders of approximately $3.1 million for the year ended December 31, 2004, and a corresponding increase in the allocation of income to preferred minority interests equal to the excess of the redemption amount over the carrying amount of the redeemed securities.
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
      Related Party Transactions: At December 31, 2004, PSI owns 24.8% of the outstanding shares of the Company’s common stock (43.7% upon conversion of its interest in the Operating Partnership) and 25.1% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Ronald L. Havner, Jr., the Company’s chairman, is also the vice-chairman, chief executive officer and a director of PSI.

      Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services. These costs totaled $327,000 in 2004 and are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $562,000 in 2004.
      As of December 31, 2003, the Company had $100.0 million in short-term borrowings from PSI. The note bore interest at 1.4% and was due on March 9, 2004. The Company repaid the note in full during the first quarter of 2004.
      Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.
      Contractual Obligations: The table below summarizes projected payments due under our contractual obligations as of December 31, 2004 (in thousands):

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years

Mortgage notes payable (principal and interest)	$14,002	$1,284	$6,950	$5,768

Total	$14,002	$1,284	$6,950	$5,768

      The Company is scheduled to pay cash dividends of approximately $49.8 million per year on its Cumulative Preferred Equity outstanding as of December 31, 2004. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting either of common or preferred stock. At December 31, 2004, the Company’s debt as a percentage of shareholders’ equity and minority interest (based on book values) was 0.9%.
      The Company’s market risk sensitive instruments include mortgage notes payable of $11.4 million at December 31, 2004. All of the Company’s mortgage notes payable bear interest at fixed rates. See Notes 2, 5, and 6 to Consolidated Financial Statements for the terms, valuations and approximate principal maturities of the Company’s mortgage notes payable and the line of credit as of December 31, 2004. Based on borrowing rates currently available to the Company, combined with the amount of fixed rate debt outstanding, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The financial statements of the Company at December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Schedules in Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures as defined in SEC Rule 13a-15(e) that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2004. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
      There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company may make changes in its internal control processes from time to time in the future.
Management’s Report on Internal Control over Financial Reporting
      Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.
      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s report on management’s assessment of the Company’s internal control over financial reporting appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
PS Business Parks, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that PS Business Parks, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PS Business Parks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that PS Business Parks, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, PS Business Parks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2004. Our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
March 10, 2005

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement to be filed in connection with the annual shareholders’ meeting to be held in 2005 (the “Proxy Statement”) under the caption “Election of Directors — Nominees for Director.”
      Information required by this item with respect to executive officers is provided in Item 4A of this report. See “Executive Officers of the Registrant.”
      Information required by this item with respect to an audit committee financial expert and identification of the Audit Committee of the Board of Directors is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Election of Directors — Directors and Committee Meetings.”
      Information required by this item with respect to a code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Election of Directors — Directors and Committee Meetings” The code of ethics is filed as an exhibit to this Form 10-K. Any amendments to or waivers of the code of ethics granted to the Company’s executive officers or the controller will be published promptly on our website or by other appropriate means in accordance with SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Compensation”, “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee on Executive Compensation” and “Stock Price Performance Graph.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The information required by this item with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Election of Directors — Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”

      The following table sets forth information as of December 31, 2004 on the Company’s equity compensation plans:

	(a)		(b)		(c)
Number of Securities
Remaining Available for
Future Issuance under
	Number of Securities to		Weighted-Average		Equity Compensation
	be Issued Upon Exercise		Exercise Price of		Plans (Excluding
	of Outstanding Options,		Outstanding Options,		Securities Reflected in
Plan Category	Warrants, and Rights		Warrants, and Rights		Column(a))

Equity compensation plans approved by security holders	714,335		$34.91		1,560,361
Equity compensation plans not approved by security holders	—		—		—

Total	714,335	*	$34.91	*	1,560,361	*

*	Amounts include restricted stock units

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Compensation Committee Interlocks and Insider Participation — Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Audit Fees: Audit fees include fees generated by all services performed by Ernst & Young LLP to comply with generally accepted auditing standards or for services related to the audit and review of the Company’s financial statements. Audit fees billed (or expected to be billed) to the Company by Ernst & Young LLP for audit of the Company’s consolidated financial statements and internal control over financial reporting, review of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and services in connection with the Company’s registration statements and securities offerings totaled $468,000 for 2004 and $215,000 for 2003.
      Audit-Related Fees: Audit-related fees billed (or expected to be billed) to the Company by Ernst & Young LLP totaled $0 in 2004 and $5,000 for the audit of an affiliated joint venture in 2003.
      Tax Fees: Tax fees billed (or expected to be billed) to the Company by Ernst & Young LLP for tax compliance services totaled $143,000 in 2004 and $141,000 in 2003.
      All Other Fees: During 2004 and 2003, Ernst & Young LLP did not bill the Company for any services other than audit services, audit related services and tax services.
      The Audit Committee of the Company approves in advance all services performed by Ernst & Young LLP. At this time the Audit Committee has not delegated approval authority to any member or members of the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. 1. Financial Statements

The financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this report.
      2. Financial Statements Schedule

The financial statements schedule listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this report.
      3. Exhibits

See Exhibit Index contained herein.
b. Exhibits
      See Index to Exhibits contained herein.
c. Financial Statement Schedules
      Not applicable.

PS BUSINESS PARKS, INC.
EXHIBIT INDEX
(Items 15(a)(3) and 15(b))

2.1	Amended and Restated Agreement and Plan of Reorganization among Registrant, American Office Park Properties, Inc. (“AOPP”) and Public Storage, Inc. (“PSI”) dated as of December 17, 1997. Filed with Registrant’s Registration Statement No. 333-45405 and incorporated herein by reference.
3.1	Restated Articles of Incorporation. Filed with Registrant’s Registration Statement No. 333-78627 and incorporated herein by reference.
3.2	Certificate of Determination of Preferences of 8.75% Series C Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
3.3	Certificate of Determination of Preferences of 8.875% Series X Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
3.4	Amendment to Certificate of Determination of Preferences of 8.875% Series X Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
3.5	Certificate of Determination of Preferences of 8.875% Series Y Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.
3.6	Certificate of Determination of Preferences of 9.50% Series D Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated May 7, 2001 and incorporated herein by reference.
3.7	Amendment to Certificate of Determination of Preferences of 9.50% Series D Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.
3.8	Certificate of Determination of Preferences of 9.25% Series E Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.
3.9	Certificate of Determination of Preferences of 8.75% Series F Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated January 18, 2002 and incorporated herein by reference.
3.10	Certificate of Determination of Preferences of 7.95% Series G Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
3.11	Certificate of Determination of Preferences of 7.00% Series H Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. filed with Registrant’s Current Report on Form 8-K, dated January 16, 2004 and incorporated herein by reference.
3.12	Certificate of Determination of Preferences of 6.875% Series I Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. filed with Registrant’s Current Report on Form 8-K, dated March 31, 2004 and incorporated herein by reference.
3.13	Certificate of Determination of Preferences of 7.50% Series J Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference.
3.14	Certificate of Determination of Preferences of 7.950% Series K Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. filed with Registrant’s Current Report on Form 8-K, dated June 24, 2004 and incorporated herein by reference.
3.15	Certificate of Determination of Preferences of 7.60% Series L Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. filed with Registrant’s Current Report on Form 8-K, dated August 23, 2004 and incorporated herein by reference.

3.16		Certificate of Correction of Certificate of Determination of Preferences for the 7.00% Cumulative Preferred Stock, Series H filed with Registrant’s Current Report on Form 8-K, dated October 18, 2004 and incorporated herein by reference.
3.17		Amendment to Certificate of Determination of Preferences for the 7.00% Cumulative Preferred Stock, Series H filed with Registrant’s Current Report on Form 8-K, dated October 18, 2004 and incorporated herein by reference.
3.18		Restated Bylaws. Filed with Registrant’s Current Report on Form 8-K dated March 17, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
3.19		Amendments to Bylaws of PS Business Parks, Inc. Filed with Registrant’s Quarterly report on Form 10-Q for the quarter period ended September 30, 2003 and incorporated herein by reference.
4.1		Deposit Agreement Relating to 9.60% Cumulative Preferred Stock, Series D of PS Business Parks, Inc., dated as of May 7, 2001. Filed with Registrant’s Current Report on Form 8-K dated May 7, 2001 and incorporated herein by reference.
4.2		Specimen Stock Certificate for Registrant’s 9.60% Cumulative Preferred Stock, Series D. Filed herewith.
4.3		Deposit Agreement Relating to 8.75% Cumulative Preferred Stock, Series F of PS Business Parks, Inc., dated as of January 18, 2002. Filed with Registrant’s Current Report on Form 8-K dated January 18, 2002 and incorporated herein by reference.
4.4		Specimen Stock Certificate for Registrant’s 8.75% Cumulative Preferred Stock, Series F. Filed herewith.
4.5		Deposit Agreement Relating to 7.00% Cumulative Preferred Stock, Series H of PS Business Parks, Inc., dated as of January 15, 2004. Filed with Registrant’s Current Report on Form 8-K dated January 15, 2004 and incorporated herein by reference.
4.6		Specimen Stock Certificate for Registrant’s 7.00% Cumulative Preferred Stock, Series H. Filed with Registrant’s Current Report on Form 8-K dated January 15, 2004 and incorporated herein by reference.
4.7		Deposit Agreement Relating to 6.875% Cumulative Preferred Stock, Series I of PS Business Parks, Inc., dated as of March 31, 2004. Filed with Registrant’s Current Report on Form 8-K dated March 31, 2004 and incorporated herein by reference.
4.8		Specimen Stock Certificate for Registrant’s 6.875% Cumulative Preferred Stock, Series I. Filed with Registrant’s Current Report on Form 8-K dated March 31, 2004 and incorporated herein by reference.
4.9		Deposit Agreement Relating to 7.95% Cumulative Preferred Stock, Series K of PS Business Parks, Inc., dated as of June 24, 2004. Filed with Registrant’s Current Report on Form 8-K dated June 24, 2004 and incorporated herein by reference.
4.10		Specimen Stock Certificate for Registrant’s 7.95% Cumulative Preferred Stock, Series K. Filed with Registrant’s Current Report on Form 8-K dated June 24, 2004 and incorporated herein by reference.
4.11		Deposit Agreement Relating to 7.60% Cumulative Preferred Stock, Series L of PS Business Parks, Inc., dated as of August 23, 2004. Filed with Registrant’s Current Report on Form 8-K dated August 23, 2004 and incorporated herein by reference.
4.12		Specimen Stock Certificate for Registrant’s 7.60% Cumulative Preferred Stock, Series L. Filed with Registrant’s Current Report on Form 8-K dated August 23, 2004 and incorporated herein by reference.
10.1		Amended Management Agreement between Storage Equities, Inc. and Public Storage Commercial Properties Group, Inc. dated as of February 21, 1995. Filed with PSI’s Annual Report on Form 10-K for the year ended December 31, 1994 (SEC File No. 001-08389) and incorporated herein by reference.
10	.2*	Registrant’s 1997 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement No. 333-48313 and incorporated herein by reference.
10.3		Agreement of Limited Partnership of PS Business Parks, L.P. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.4		Agreement Among Shareholders and Company dated as of December 23, 1997 among Acquiport Two Corporation, AOPP, American Office Park Properties, L.P. and PSI. Filed with Registrant’s Registration Statement No. 333-45405 and incorporated herein by reference.

10.5		Amendment to Agreement Among Shareholders and Company dated as of January 21, 1998 among Acquiport Two Corporation, AOPP, American Office Park Properties, L.P. and PSI. Filed with Registrant’s Registration Statement No. 333-45405 and incorporated herein by reference.
10.6		Non-Competition Agreement dated as of December 23, 1997 among PSI, AOPP, American Office Park Properties, L.P. and Acquiport Two Corporation. Filed with Registrant’s Registration Statement No. 333-45405 and incorporated herein by reference.
10	.7**	Offer Letter/ Employment Agreement between Registrant and Joseph D. Russell, Jr., dated as of September 6, 2002. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference.
10.8		Revolving Credit Agreement dated August 6, 1998 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.9		First Amendment to Revolving Credit Agreement dated as of August 19, 1999 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.10		Second Amendment to Revolving Credit Agreement dated as of September 29, 2000 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference.
10.11		Form of Indemnity Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.12		Cost Sharing and Administrative Services Agreement dated as of November 16, 1995 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.13		Amendment to Cost Sharing and Administrative Services Agreement dated as of January 2, 1997 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.14		Accounts Payable and Payroll Disbursement Services Agreement dated as of January 2, 1997 by and between PSCC, Inc. and American Office Park Properties, L.P. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.15		Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.875% Series B Cumulative Redeemable Preferred Units, dated as of April 23, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.16		Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9.25% Series A Cumulative Redeemable Preferred Units, dated as of April 30, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.17		Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.75% Series C Cumulative Redeemable Preferred Units, dated as of September 3, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.18		Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.875% Series X Cumulative Redeemable Preferred Units, dated as of September 7, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.

10.19	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to Additional 8.875% Series X Cumulative Redeemable Preferred Units, dated as of September 23, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.20	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 8.875% Series Y Cumulative Redeemable Preferred Units, dated as of July 12, 2000. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.
10.21	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 9.50% Series D Cumulative Redeemable Preferred Units, dated as of May 10, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated herein by reference.
10.22	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 9.50% Series D Cumulative Redeemable Preferred Units, dated as of June 18, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.
10.23	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 9.25% Series E Cumulative Redeemable Preferred Units, dated as of September 21, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.
10.24	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 8.75% Series F Cumulative Redeemable Preferred Units, dated as of January 18, 2002. Filed with Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.25	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 7.95% Series G Cumulative Redeemable Preferred Units, dated as of October 30, 2002. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.26	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.00% Series H Cumulative Redeemable Preferred Units, dated as of January 16, 2004. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.27	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. relating to 6.875% Series I Cumulative Redeemable Preferred Units, dated as of April 21, 2004, filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.
10.28	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 7.50% Series J Cumulative Redeemable Preferred Units, dated as of May 27, 2004, filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference.
10.29	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 7.50% Series J Cumulative Redeemable Preferred Units, dated as of June 17, 2004, filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference.
10.30	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. relating to 7.95% Series K Cumulative Redeemable Preferred Units, dated as of June 30, 2004, filed herewith.
10.31	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. relating to 7.60% Series L Cumulative Redeemable Preferred Units, dated as of August 31, 2004, filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.
10.32	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks L.P. relating to 7.00% Series H Cumulative Redeemable Preferred Units, dated as of October 25, 2004, filed with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.33		Third Amendment to Revolving Credit Agreement dated as of February 15, 2002 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
10.34		Term Loan Agreement dated as of February 20, 2002 among PS Business Parks, L.P. and Fleet National Bank, as Agent. Filed with the Registrant’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.35		Amended and Restated Revolving Credit Agreement dated as of October 29, 2002 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10	.36*	Registrant’s 2003 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8, No. 333-104604 and incorporated herein by reference.
10.37		Letter Agreement, dated as of December 29, 2003, between Public Storage, Inc. and PS Business Parks, L.P. Filed with the Registrant’s Current Report on Form 8-K dated January 14, 2004 and incorporated herein by reference.
10.38		Modification Agreement dated as of December 29, 2003. Filed with the Registrants Form 10-K for the year ended December 31, 2003 and incorporated herein reference. This exhibit modifies the Amended and Restated Revolving Credit Agreement dated as of October 29, 2002 and filed with the Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.39		Modification Agreement dated as of January 23, 2004. Filed with the Registrants Form 10-K for the year ended December 31, 2003 and incorporated herein reference. This exhibit modifies the Modification Agreement dated as of December 29, 2003 and filed with the Registrants Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10	.40*	Form of Indemnification Agreement for Executive Officers. Filed herewith.
10	.41*	Form of PS Business Parks, Inc. Restricted Stock Unit Agreement. Filed with Registrants Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10	.42*	Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement. Filed with Registrants Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10	.43*	Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Stock Option Agreement. Filed with Registrants Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
12		Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.
14		Code of Ethics for Senior Financial Officers. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
21		List of Subsidiaries. Filed herewith.
23		Consent of Independent Registered Public Accounting Firm. Filed herewith.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Compensatory benefit plan.

**	Management contract.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2005

PS Business Parks, Inc.

By:	/s/ Joseph D. Russell, Jr.

Joseph D. Russell, Jr.
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Havner, Jr. Ronald L. Havner, Jr.	Chairman of the Board	March 14, 2005

/s/ Joseph D. Russell, Jr. Joseph D. Russell, Jr.	President, Director and Chief Executive Officer (principal executive officer)	March 14, 2005

/s/ Edward A. Stokx Edward A. Stokx	Chief Financial Officer (principal financial officer and principal accounting officer)	March 14, 2005

/s/ Vern O. Curtis Vern O. Curtis	Director	March 14, 2005

/s/ Arthur M. Friedman Arthur M. Friedman	Director	March 14, 2005

/s/ James H. Kropp James H. Kropp	Director	March 14, 2005

/s/ Harvey Lenkin Harvey Lenkin	Director	March 14, 2005

/s/ Alan K. Pribble Alan K. Pribble	Director	March 14, 2005

/s/ Jack D. Steele Jack D. Steele	Director	March 14, 2005

PS BUSINESS PARKS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
(Item 15(a)(1) and Item 15(a)(2))
      All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
PS Business Parks, Inc.
      We have audited the accompanying consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Business Parks, Inc. at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PS Business Parks, Inc. internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed “an unqualified opinion thereon”.

/s/ Ernst & Young LLP
Los Angeles, California
March 10, 2005

PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share data)
ASSETS
Cash and cash equivalents	$39,688	$5,809
Real estate facilities, at cost:
Land	382,908	378,239
Buildings and equipment	1,187,584	1,120,579

	1,570,492	1,498,818
Accumulated depreciation	(295,415)	(223,103)

	1,275,077	1,275,715
Properties held for disposition, net	16,876	49,171
Land held for development	11,583	11,399

	1,303,536	1,336,285
Rent receivable	2,079	1,885
Deferred rent receivables	15,470	12,929
Other assets	3,056	1,877
Intangible assets, net	—	76

Total assets	$1,363,829	$1,358,861

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued and other liabilities	$38,453	$35,701
Line of credit	—	95,000
Notes payable to affiliate	—	100,000
Mortgage on asset held for sale	—	7,938
Mortgage notes payable	11,367	11,756
Unsecured note payable	—	50,000

Total liabilities	49,820	300,395
Minority interest:
Preferred units	127,750	217,750
Common units	169,295	169,888
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, 20,434 and 6,747 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	510,850	168,673
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,839,667 and 21,565,528 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	218	216
Paid-in capital	420,351	420,778
Cumulative net income	343,529	281,386
Comprehensive income/(loss)	—	(535)
Cumulative distributions	(257,984)	(199,690)

Total shareholders’ equity	1,016,964	670,828

Total liabilities and shareholders’ equity	$1,363,829	$1,358,861

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	December 31,

	2004	2003	2002

	(In thousands, except
	per share data)
Revenues:
Rental income	$218,447	$193,993	$189,894
Facility management fees primarily from affiliates	624	742	763

Total operating revenues	219,071	194,735	190,657
Expenses:
Cost of operations	64,969	53,410	50,670
Depreciation and amortization	72,336	57,436	55,333
General and administrative	4,628	4,683	5,125

Total operating expenses	141,933	115,529	111,128
Other income and expenses:
Gain on sale of marketable securities	—	2,043	41
Interest and other income	406	1,125	959
Interest expense	(3,054)	(4,015)	(5,324)

Total other income and expenses	(2,648)	(847)	(4,324)
Income from continuing operations before minority interests and equity in income of liquidated joint venture	74,490	78,359	75,205

Equity in income of liquidated joint venture	—	2,296	1,978
Minority interests in continuing operations:
Minority interest in income — preferred units
Distributions paid to preferred unitholders	(17,106)	(19,240)	(17,927)
Redemption of preferred operating partnership units	(3,139)	—	—
Minority interest in income — common units	(5,328)	(11,593)	(11,101)

Total minority interests in continuing operations	(25,573)	(30,833)	(29,028)
Income from continuing operations	48,917	49,822	48,155

Discontinued operations:
Income from discontinued operations	2,196	2,036	4,294
Impairment charge	—	(5,907)	(900)
Gain on disposition of real estate	15,462	2,897	9,023
Minority interest in (earnings) loss attributable to discontinued operations — common units	(4,432)	248	(3,142)

Income (loss) from discontinued operations	13,226	(726)	9,275
Net Income	62,143	49,096	57,430

Net income allocable to preferred shareholders:
Preferred distributions
Preferred distributions paid	31,154	15,784	15,412
Redemptions of preferred stock	1,866	—	—

Total preferred distributions	33,020	15,784	15,412

Net income allocable to common shareholders	$29,123	$33,312	$42,018

Net income per common share — basic:
Continuing operations	$0.73	$1.59	$1.52
Discontinued operations	$0.61	$(0.03)	$0.43
Net income	$1.34	$1.56	$1.95
Net income per common share — diluted:
Continuing operations	$0.72	$1.58	$1.51
Discontinued operations	$0.60	$(0.03)	$0.43
Net income	$1.33	$1.54	$1.93
Weighted average common shares outstanding:
Basic	21,767	21,412	21,552

Diluted	21,960	21,565	21,743

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock			Cumulative	Other
					Paid-in	Net	Comprehensive	Cumulative	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Income/(Loss)	Distributions	Equity

	(In thousands, except share data)
Balances at December 31, 2001	4,840	$121,000	21,539,783	$215	$422,161	$174,860	$108	$(118,613)	$599,731
Issuance of preferred stock, net of costs	2,000	50,000	—	—	(1,737)	—	—	—	48,263
Redemption of preferred stock	(7)	(187)	—	—	(5)	—	—	—	(192)
Issuance of common stock:
Exercise of stock options	—	—	29,998	—	723	—	—	—	723
Stock bonus awards	—	—	438	—	15	—	—	—	15
Stock compensation	—	—	—	—	525	—	—	—	525
Repurchase of common stock	—	—	(38,800)	—	(1,206)	—	—	—	(1,206)
Comprehensive income:
Unrealized gain — appreciation in marketable securities	—	—	—	—	—	—	726	—	726
Unrealized loss on interest rate swap	—	—	—	—	—	—	(1,094)	—	(1,094)
Net income	—	—	—	—	—	57,430	—	—	57,430

Comprehensive income	—	—	—	—	—	—	—	—	57,062
Distributions paid:
Preferred stock	—	—	—	—	—	—	—	(15,412)	(15,412)
Common stock	—	—	—	—	—	—	—	(25,003)	(25,003)
Adjustment to reflect minority interest to underlying ownership interest	—	—	—	—	(104)	—	—	—	(104)

Balances at December 31, 2002	6,833	170,813	21,531,419	215	420,372	232,290	(260)	(159,028)	664,402
Repurchase of common stock	—	—	(261,200)	(2)	(8,117)	—	—	—	(8,119)
Redemption of preferred stock	(86)	(2,140)	—	—	69	—	—	—	(2,071)
Exercise of stock options	—	—	293,309	3	7,618	—	—	—	7,621
Stock compensation	—	—	2,000	—	386	—	—	—	386
Comprehensive income:
Unrealized gain — appreciation in marketable securities	—	—	—	—	—	—	(834)	—	(834)
Unrealized gain on interest rate swap	—	—	—	—	—	—	559	—	559
Net income	—	—	—	—	—	49,096	—	—	49,096

Comprehensive income	—	—	—	—	—	—	—	—	48,821
Distributions paid:
Preferred stock	—	—	—	—	—	—	—	(15,784)	(15,784)
Common stock	—	—	—	—	—	—	—	(24,878)	(24,878)
Adjustment to reflect minority interest to underlying ownership interest	—	—	—	—	450	—	—	—	450

Balances at December 31, 2003	6,747	168,673	21,565,528	216	420,778	281,386	(535)	(199,690)	670,828
Issuance of preferred stock, net of costs	15,800	395,000	—	—	(13,870)	—	—	—	381,130
Redemption of preferred stock	(2,113)	(52,823)	—	—	1,866	—	—	(1,866)	(52,823)
Exercise of stock options	—	—	269,710	2	6,956	—	—	—	6,958
Stock compensation	—	—	4,429	—	1,365	—	—	—	1,365
Shelf registration	—	—	—	—	(101)	—	—	—	(101)
Comprehensive income:
Change in unrealized loss on interest rate swap	—	—	—	—	—	—	535	—	535
Net income	—	—	—	—	—	62,143	—	—	62,143

Comprehensive income	—	—	—	—	—	—	—	—	62,678
Distributions paid:
Preferred stock	—	—	—	—	—	—	—	(31,154)	(31,154)
Common stock	—	—	—	—	—	—	—	(25,274)	(25,274)
Adjustment to reflect minority interest to underlying ownership interest	—	—	—	—	3,357	—	—	—	3,357

Balances at December 31, 2004	20,434	$510,850	21,839,667	$218	$420,351	$343,529	$—	$(257,984)	$1,016,964

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2004

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income	$62,143	$49,096	$57,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	73,793	59,107	58,144
In-place rent adjustment	156	—	—
Minority interest in income	30,005	30,585	32,170
Equity in income of discontinued joint venture	—	(2,296)	(1,978)
Gain on sale of marketable equity securities	—	(2,043)	(41)
Gain on disposition of properties	(15,462)	(2,897)	(9,023)
Impairment charge	—	5,907	900
Stock compensation expense	914	386	540
Increase in receivables and other assets	(4,172)	(1,615)	(3,529)
Increase (decrease) in accrued and other liabilities	4,581	(3,820)	313

Total adjustments	89,815	83,314	77,496

Net cash provided by operating activities	151,958	132,410	134,926

Cash flows from investing activities:
Capital improvements to real estate facilities	(52,069)	(38,938)	(26,675)
Proceeds from liquidation of investments in marketable securities	—	7,600	4,823
Acquisition of marketable securities	—	(1,396)	(255)
Proceeds from notes receivable	—	—	7,450
Acquisition of real estate facilities	(22,323)	(279,137)	(1,156)
Proceeds from disposition of real estate	48,284	14,498	23,313
Development of real estate facilities	—	(838)	(3,712)
Distribution from investment in joint venture	—	3,326	1,988

Net cash (used in) provided by investing activities	(26,108)	(294,885)	5,776

Cash flows from financing activities:
Borrowings on credit facility	138,000	95,000	—
Repayments of borrowings on credit facility	(233,000)	—	(100,000)
Borrowings from an affiliate	—	100,000	—
Repayment of borrowings from an affiliate	(100,000)	—	(35,000)
Principal payments on mortgage notes payable	(8,327)	(585)	(9,866)
Proceeds from unsecured notes payable	—	—	50,000
Repayment of unsecured notes payable	(50,000)	—	—
Net proceeds from the issuance of preferred stock	381,130	—	48,263
Net proceeds from the issuance of preferred units	41,533	—	19,453
Exercise of stock options	6,958	7,621	723
Shelf registration costs	(101)	—	—
Repurchase of common stock	—	(8,119)	(1,206)
Redemption of preferred units	(132,750)	—	—
Redemption of preferred stock	(52,823)	(2,198)	(192)
Distributions paid to preferred shareholders	(31,154)	(15,657)	(15,412)
Distributions paid to minority interests — preferred units	(17,689)	(19,240)	(17,927)
Distributions paid to common shareholders	(25,274)	(24,878)	(28,234)
Distributions paid to minority interests — common units	(8,474)	(8,472)	(9,568)

Net cash (used in) provided by financing activities	(91,971)	123,472	(98,966)

Net increase (decrease) in cash and cash equivalents	33,879	(39,003)	41,736
Cash and cash equivalents at the beginning of the period	5,809	44,812	3,076

Cash and cash equivalents at the end of the period	$39,688	$5,809	$44,812

Supplemental disclosures:
Interest paid, net of interest capitalized	$3,434	$4,607	$5,424

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2004

	For the Years Ended
	December 31,

	2004	2003	2002

	(In thousands)
Supplemental schedule of non cash investing and financing activities:
Adjustment to reflect minority interest to underlying ownership interest:
Minority interest — common units	(218)	(450)	104
Paid-in capital	218	450	(104)
Effect of EITF Topic D-42
Cumulative Distributions	(1,866)	—	—
Minority Interest — Common Units	(3,139)
Paid in capital	5,005	—	—
Unrealized gain:
Marketable securities	—	834	(726)
Other comprehensive income (loss)	—	(834)	726
Unrealized loss:
Comprehensive (income) loss on interest rate swap	(535)	(559)	1,094
Other comprehensive income (loss)	535	559	(1,094)
See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

1.	Organization and description of business

Organization
      PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of December 31, 2004, PSB owned approximately 75% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units were owned by Public Storage, Inc. (“PSI”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”

Description of business
      The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties, primarily multi-tenant flex, office and industrial space. As of December 31, 2004, the Company owned and operated approximately 18.0 million net rentable square feet of commercial space located in eight states. The Company also manages approximately 1.2 million net rentable square feet on behalf of PSI and its affiliated entities and third party owners.

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

Allowance for doubtful accounts
      We monitor the collectibility of our receivable balances including the deferred rent receivable on an on-going basis. Based on these reviews, we maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on our consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $550,000 and $150,000 at December 31, 2004 and 2003, respectively.

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

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133, as amended by SFAS No. 138). The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
      In July 2002, the Operating Partnership entered into an interest rate swap agreement, which was accounted for as a cash flow hedge, in order to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covered $50.0 million of debt through July 2004, effectively changed the interest rate exposure from floating rate to a fixed rate of 4.46%. Market gains and losses on the value of the swap were deferred and included in income over the life of the swap or related debt. The differences paid on the interest rate swap of approximately $557,000, $904,000 and $270,000 for the years ended December 31, 2004, 2003 and 2002, respectively, were recorded in interest expense as incurred.
      Net interest differentials paid or received related to these contracts were accrued as incurred or earned. There was no unrealized loss related to the interest rate swap included in other comprehensive income as of December 31, 2004 and the swap agreement was eliminated.
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

Real estate facilities
      Real estate facilities are recorded at cost. Costs related to the renovation or improvement of the properties are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Expenditures that are expected to benefit a period greater than 24 months and exceed $2,000 are capitalized and depreciated over the estimated useful life. Buildings and equipment are depreciated on the straight-line method over the estimated useful lives, which are generally 30 and 5 years, respectively. Leasing costs in excess of $1,000 for leases with terms greater than two years are capitalized and depreciated/amortized over their estimated useful lives. Leasing costs for leases of less than two years or less than $1,000 are expensed as incurred.
      Interest cost and property taxes incurred during the period of construction of real estate facilities are capitalized. The Company capitalized $288,000 of interest expense in 2002 and $0 in 2003 and 2004. The

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company capitalized $46,000, $33,000 and $115,000 of property taxes during the years ended December 31, 2004, 2003 and 2002, respectively.

Properties Held for Disposition
      The Company accounts for properties held for disposition in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is classified as an asset held for disposition when it meets the requirements of SFAS No. 144, which include, among other criteria, the approval of the sale of the asset, the asset has been marketed for sale and the Company expects that the sale will likely occur within the next twelve months. Upon classification of an asset as held for disposition, the net book value of the asset is included on the balance sheet as properties held for disposition, depreciation of the asset is ceased and the operating results of the asset are included in discontinued operations.

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
      During 2002, the joint venture sold eight of the buildings totaling approximately 170,000 square feet. The Company recognized gains of approximately $861,000 on the disposition of these eight buildings. In addition, the Company’s interest in cash distributions from the joint venture increased from 25% to 50% as a result of meeting its performance measures. Therefore, the Company recognized additional income of $1.0 million in 2002. The gains and the additional income are included in equity in income of joint venture. As of December 31, 2002, the joint venture held six buildings totaling 124,000 square feet. During January, 2003, five of the remaining six buildings were sold and the Company recognized gains of approximately $1.1 million as a result of these sales and additional income of approximately $700,000. The remaining building, with approximately 29,000 square feet was sold in April, 2003. The Company recognized a gain of approximately $300,000 and additional income of approximately $200,000 during the second quarter of 2003.
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

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized below is financial data for the joint venture (in thousands):

	For the Years
	Ended
	December 31,

	2003	2002

Operating revenues	$20	$1,570
Gain on sale of real estate	3,668	3,444

Total revenues	$3,688	$5,014

Cost of operations	48	477
Depreciation and amortization	—	251
Interest and other expenses	4	405

Total expenses	52	1,133

Net income	$3,636	$3,881

      As of December 31, 2003, the joint venture had sold all of its properties, extinguished all of its debt, and distributed any remaining cash to the joint venture partners.

Intangible assets
      Intangible assets consist of property management contracts for properties managed, but not owned, by the Company. The intangible assets were being amortized over seven years. Accumulated amortization was $2.2 million and $2.1 million at December 31, 2004 and 2003, respectively. Intangible assets were fully amortized at December 31, 2004.

Evaluation of asset impairment
      The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. During 2003, the Company identified certain assets that were impaired. As a result, the Company recognized an impairment loss of $5.9 million in the first quarter of 2003.

Borrowings from affiliate
      As of December 31, 2003, the Company had $100.0 million in short-term borrowings from PSI. The note bore interest at 1.4% and was due on March 9, 2004. The Company repaid the note in full during the first quarter of 2004.

Stock-based compensation
      Prior to December 31, 2001, the Company elected to adopt the disclosure requirements of FAS 123 but continued to account for stock-based compensation under APB 25. Effective January 1, 2002, the Company adopted the Fair Value Method of accounting for stock options. As required by the transition requirements of FAS 123, amended by FAS 148, the Company will recognize compensation expense in the income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002, but continue to

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
disclose the pro-forma impact of utilizing the Fair Value Method on stock options issued prior to January 1, 2002. As a result, included in the Company’s income statement for the years ended December 31, 2004, 2003 and 2002, is approximately $241,000, $322,000 and $525,000, respectively, in stock option compensation expense related to options granted after January 1, 2002. See note 10.
      The Company also recognizes compensation expense with regards to restricted stock units it grants. As a result included in the Company’s income statement for the years ended December 31, 2004, 2003, and 2002, is approximately $673,000, $670,000 and $511,000, respectively, in restricted stock compensation expense.

Revenue and expense recognition
      Revenue is recognized in accordance with Staff Accounting Bulletin No. 101 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements (SAB 101), as amended. SAB 101 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Straight-line rent is recognized for all tenants with contractual increases in rent that are not included on the Company’s credit watch list. Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.
      Costs incurred in connection with leasing (primarily tenant improvements and leasing commissions) are capitalized and amortized over the lease period.

Gains/ Losses from sales of real estate
      The Company recognizes gains from sales of real estate at the time of sale using the full accrual method, provided that various criteria related to the terms of the transactions and any subsequent involvement by us with the properties sold are met. If the criteria are not met, the Company defers the gains and recognizes them when the criteria are met or using the installment or cost recovery methods as appropriate under the circumstances.

General and administrative expense
      General and administrative expense includes executive compensation, office expense, professional fees, state income taxes, cost of acquisition personnel and other such administrative items.

Related party transactions
      Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services. These costs totaled $327,000, $335,000 and $337,000 in 2004, 2003 and 2002, respectively, and are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $562,000, $581,000 and $561,000 in 2004, 2003 and 2002, respectively. Through the first quarter of 2004, the Company combined its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation (“Stor-Re”). Stor-Re provided limited property and liability insurance to the Company at commercially competitive rates. The Company and PSI also utilized unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re’s limitations.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Income taxes
      The Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2004, 2003 and 2002 and intends to continue to meet such requirements. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

Accounting for preferred equity issuance costs
      In accordance with EITF Topic D-42, the Company records its issuance costs as a reduction to Paid-in Capital on its balance sheet at the time the preferred securities are issued and reflects the carrying value of the preferred stock at the stated value. The Company reduces the carrying value of preferred stock by the issuance costs at the time it notifies the holders of preferred stock or units of its intent to redeem such shares or units.

Net income per common share
      Per share amounts are computed using the weighted average common shares outstanding. “Diluted” weighted average common shares outstanding include the dilutive effect of stock options and restricted stock units under the treasury stock method. “Basic” weighted average common shares outstanding excludes such effect. Earnings per share has been calculated as follows (in thousands, except per share data):

	For the Years Ended December 31,

	2004	2003	2002

Net income allocable to common shareholders	$29,123	$33,312	$42,018

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	21,767	21,412	21,552
Net effect of dilutive stock options and restricted stock units — based on treasury stock method using average market price	193	153	191

Diluted weighted average common shares outstanding	21,960	21,565	21,743

Net income per common share — Basic	$1.34	$1.56	$1.95

Net income per common share — Diluted	$1.33	$1.54	$1.93

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Options to purchase approximately 80,000, 68,000 and 293,000 shares for the years ended December 31 2004, 2003, and 2002, respectively were not included in the computation of diluted net income per share because such options were considered anti-dilutive.

Segment Reporting
      The Company views its operations as one segment.

Reclassifications
      Certain reclassifications have been made to the consolidated financial statements for 2003 and 2002 in order to conform to the 2004 presentation for discontinued operations.

3.	Real estate facilities
      The activity in real estate facilities for the years ended December 31, 2004, 2003, and 2002 is as follows (in thousands):

			Accumulated
	Land	Buildings	Depreciation	Total

Balances at December 31, 2001	$275,042	$898,240	$(111,860)	$1,061,422
Disposition of real estate	—	(38)	402	364
Developed projects	8	3,704	—	3,712
Capital improvements, net	—	26,538	—	26,538
Depreciation expense	—	—	(57,842)	(57,842)
Transfer to properties held for disposition	—	(716)	2,327	1,611

Balances at December 31, 2002	275,050	927,728	(166,973)	1,035,805
Acquisition of real estate	112,718	170,137	—	282,855
Disposition of real estate	—	(85)	279	194
Developed projects	—	838	—	838
Capital improvements, net	—	38,938	—	38,938
Lease termination write-off	—	(1,766)	1,041	(725)
Depreciation expense	—	—	(58,805)	(58,805)
Impairment charge	—	(5,210)	—	(5,210)
Transfer to properties held for disposition	(9,529)	(10,001)	1,355	(18,175)

Balances at December 31, 2003	378,239	1,120,579	(223,103)	1,275,715
Acquisition of real estate	4,669	19,419	—	24,088
Disposition of real estate	—	(2,063)	1,046	(1,017)
Capital improvements, net	—	49,933	—	49,933
In-place rent adjustment	—	—	(156)	(156)
Depreciation expense	—	—	(73,717)	(73,717)
Transfer to properties held for disposition	—	(284)	515	231

Balances at December 31, 2004	$382,908	$1,187,584	$(295,415)	$1,275,077

      The unaudited basis of real estate facilities for federal income tax purposes was approximately $l.2 billion at December 31, 2004. The Company had approximately 1.3% of its properties, in terms of net book value, encumbered by mortgage debt at December 31, 2004.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the years ended December 31, 2003 and 2002, the Company incurred approximately $838,000 and $3.7 million in development costs, respectively. The Company did not incur any development costs in 2004. There were no new development properties in 2002, 2003, or 2004 although the Company continued to incur first generation leasing costs on three of its developments in 2002 and 2003.
      During the year ended December 31, 2004, the Company acquired Fairfax Executive Park, a 165,000 square foot office complex in Fairfax, Virginia, for $24.1 million.
      During the year ended December 31, 2003, the Company completed the following acquisitions: Westwood Business Park, containing 113,000 square feet of flex space in the Farmer’s Branch submarket of Dallas, Texas for $7.8 million; Orange County Business Center containing five low-rise office buildings and 437,000 square feet for approximately $45.1 million; four buildings in the Metro/ Black Canyon submarket of Phoenix, Arizona, totaling 110,000 square feet of flex space for approximately $9.6 million; two office buildings in the Central Orange County submarket of Orange, California, totaling 107,000 square feet for approximately $14.9 million; and Miami International Commerce Center, consisting of 3.3 million square feet of industrial and flex space and 56,000 square feet of retail space for approximately $205.0 million. The values assigned to the assets acquired were determined using traditional real estate valuation methodologies. In accordance with SFAS No. 141, the Company assesses the market value of in-place leases based upon their best estimate of current market rents.
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
      In allocating the fair value of the identified net intangible assets of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above and below-market lease values (included in building and equipment in the accompanying consolidated balance sheet) are amortized, net, to rental income over the remaining non-cancelable terms of the respective leases.
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

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In April, 2004, the Company sold a flex facility in Austin, Texas, for net proceeds of approximately $1.1 million. During the third quarter of 2004, the Company sold a 30,500 square foot building in Beaverton, Oregon for gross proceeds of $3.1 million and closed on a sale of a 10,000 square foot unit in Miami, Florida with gross proceeds of $1.1 million. Additionally, during the third quarter of 2004, the Company concluded that it would likely sell as many as 11 separate units, aggregating 90,000 square feet as well as a 56,000 square foot retail center of its Miami International Commerce Center (“MICC”) in Miami, Florida and classified such properties as held for sale. In November 2004, one of the 11 units was sold for net proceeds of approximately $720,000. During the fourth quarter, the Company also sold two flex parks totaling approximately 400,000 square feet in Maryland for gross proceeds of approximately $44.2 million.
      Subsequent to December 31, 2004, the Company sold two assets previously classified as held for sale. In February, 2005, the Company sold the 56,000 square foot retail center located at MICC for a sales price was approximately $12.2 million. In addition, in January, 2005, the Company closed on the sale of a 7,100 square foot unit at MICC for a gross sales price of $740,000 and closed on the sale of 8.2 acres of land within the Cornell Oaks project in Beaverton, Oregon for a sales price of approximately $3.6 million
      In the first quarter of 2004, the Company reevaluated its plans to sell five office and flex buildings and 3.5 acres of land in Beaverton, Oregon. The Company determined these properties were not likely be sold during 2004 and reclassified such into continuing operations. The Company reclassified net operating income of $3.9 million and $1.9 million for the years ended December 31, 2003 and 2002, respectively, from income from discontinued operations to income from continuing operations.
      During 2003, the Company sold a property in Lakewood, California for net proceeds of approximately $6.3 million. The Company also completed the sale of two Nashville properties in June, 2003 with net proceeds of $5.l million. A gain on the Lakewood and Nashville properties of $3.5 million was recognized in the second quarter of 2003. During the third quarter of 2003, the Company sold a one-acre parcel of land located in Beaverton, Oregon with net proceeds of approximately $733,000. The transaction was completed in July, 2003 at a gain of approximately $14,000. During the fourth quarter of 2003, the Company sold a building located in Beaverton, Oregon with net proceeds of approximately $2.4 million. The transaction was completed in December, 2003, at a loss of approximately $601,000.
      The Company disposed of a property in San Diego for approximately $9.0 million in November 2001 and deferred a gain of approximately $5.4 million which was later recognized in the first quarter of 2002 when the buyer of the property obtained third party financing for the property and paid off most of its note to the Company.
      During 2001, the Company identified two properties in San Antonio, Texas totaling 199,000 square feet that did not meet its ongoing investment strategy. During 2002, the Company sold both of these properties for $9.5 million. The Company recognized a net loss on the sale of the two properties of approximately $200,000. During 2002, the Company identified two additional properties that did not meet the Company’s ongoing investment criteria. One property located in Overland Park, Kansas with 62,000 square feet was sold for $5.3 million resulting in a gain of approximately $2.1 million. The second property located in Landover Maryland with 125,000 square feet, was sold for $9.6 million generating a gain of approximately $1.7 million. The disposition properties consisted of both flex and office properties.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following summarizes the condensed results of operations of the properties held for disposition at December 31, 2004 and properties sold during 2004 and 2003, and 2002 (in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Rental income	$5,962	$5,736	$11,043
Cost of operations	(2,078)	(2,029)	(3,938)
Depreciation	(1,457)	(1,671)	(2,811)
Debt extinguishing costs	(231)	—	—

Income from discontinued operations	$2,196	$2,036	$4,294

4.	Leasing activity
      The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues excluding recovery of expenses as of December 31, 2004 under these leases are as follows (in thousands):

2005	$189,546
2006	142,383
2007	102,908
2008	73,847
2009	47,692
Thereafter	94,903

$651,279

      In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amount to $26.8 million, $26.1 million, and $26.2 million, for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts are included as rental income and cost of operations in the accompanying consolidated statements of income.
      Leases for approximately 6% of the leased square footage are subject to termination options which include leases for approximately 3% of the leased square footage having termination options exercisable through December 31, 2005 (unaudited). In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

5.	Bank Loans
      The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank with a borrowing limit of $100.0 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.60% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.70%). In addition, the Company is required to pay an annual commitment fee ranging from 0.20% to 0.35% of the borrowing limit (currently 0.25%). In connection with the extension, the Company paid Wells Fargo Bank a one-time fee of approximately $330,000. The Company had $0 and $95.0 million outstanding on its line of credit at December 31, 2004 and 2003, respectively. The Company repaid in full the $95.0 million outstanding on its line of credit in January, 2004, and subsequently, borrowed and repaid $138.0 million on its line of credit during 2004.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.45 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively, (iii) maintain a minimum tangible net worth (as defined) and (iv) limit distributions to 95% of funds from operations (as defined) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company’s unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 2004.
      In February 2002, the Company entered into a seven year $50.0 million unsecured term note agreement with Fleet National Bank. The note bore interest at LIBOR plus 1.45% per annum and was due on February 20, 2009. The Company paid a one-time facility fee of 0.35% or $175,000 for the loan. The Company used the proceeds from the loan to reduce the amount drawn on the Credit Facility. In July 2002, the Company entered into an interest rate swap transaction which had the effect of fixing the rate on the term loan through July 2004 at 4.46% per annum. In February 2004, the Company repaid in full the $50.0 million outstanding on the term loan.

6.	Mortgage notes payable
      Mortgage notes consist of the following (in thousands):

	December 31,	December 31,
	2004	2003

8.190% mortgage note, secured by one commercial property with an approximate carrying amount of $10.2 million, principal and interest payable monthly, due March 2007	$5,578	$5,832
7.290% mortgage note, secured by one commercial property with an approximate carrying amount of $6.7 million, principal and interest payable monthly, due February 2009	5,789	5,924
7.050% mortgage note, secured by one commercial property with an approximate carrying amount of $0, principal and interest payable monthly, repaid November, 2004	—	7,938

	$11,367	$19,694

      The mortgage notes have a weighted average interest rate of 7.73% and an average maturity of 3.2 years. At December 31, 2004, approximate principal maturities of mortgage notes payable are as follows (in thousands):

2005	$420
2006	455
2007	5,169
2008	179
2009	5,144

$11,367

7.	Minority interests

Common partnership units
      The Company presents the accounts of PSB and the Operating Partnership on a consolidated basis. Ownership interests in the Operating Partnership that can be redeemed for common stock, other than PSB’s

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interest, are classified as minority interest — common units in the consolidated financial statements. Minority interest in income common units consists of the minority interests’ share of the consolidated operating results after allocation to preferred units and shares.
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
      At December 31, 2004, there were 7,305,355 common units owned by PSI and which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at December 31, 2004, the minority interest units would convert into approximately 25.1% of the common shares outstanding. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests’ equity in the Company.

Preferred partnership units
      Through the Operating Partnership, the Company has the following preferred units outstanding as of December 31, 2004 and 2003 (in thousands):

				December 31,

				2004		2003
		Date Redeemed or
		Earliest Redemption	Dividend	Units		Units
Series	Issuance Date	Date	Rate	Outstanding	Amount	Outstanding	Amount

Series B	April, 1999	April, 2004	8.875%	—	$—	510	$12,750
Series C	September, 1999	September, 2004	8.750%	—	—	3,200	80,000
Series E	September, 2001	September, 2006	9.250%	2,120	53,000	2,120	53,000
Series G	October, 2002	October, 2007	7.950%	800	20,000	800	20,000
Series J	May & June, 2004	May, 2009	7.500%	1,710	42,750	—	—
Series X	September, 1999	September, 2004	8.875%	—	—	1,600	40,000
Series Y	July, 2000	July, 2005	8.875%	480	12,000	480	12,000

				5,110	$127,750	8,710	$217,750

      On April 23, 2004 the Company redeemed 510,000 units of its 8.875% Series B Cumulative Redeemable Preferred Operating Partnership Units for approximately $12.8 million. Additionally, on September 3, 2004, the Operating Partnership redeemed 3,200,000 units of its 8.75% Series C Cumulative Redeemable Preferred Units for $80.0 million. Further, on September 7, 2004, the Operating Partnership redeemed 1,600,000 units of its 8.875% Series X Cumulative Redeemable Preferred Units for $40.0 million. In accordance with EITF

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
D-42, the redemptions resulted in a reduction of net income allocable to common shareholders of approximately $3.1 million for the year ended December 31, 2004, and a corresponding increase in the allocation of income to minority interests equal to the excess of the redemption amount over the carrying amount of the redeemed securities.
      During the second quarter of 2004, the Company completed a private placement of approximately $42.8 million of preferred units through its operating partnership. The 7.5% Series J Cumulative Redeemable Preferred Units are non-callable for five years and have no mandatory redemption. The net proceeds from the placements were approximately $41.5 million and were used to fund a property acquisition in Virginia and to reduce the amount outstanding on the Company’s Credit Facility.
      The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of December 31, 2004 and 2003 the Company had approximately $3.5 million and $5.4 million of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.

8.	Property management contracts
      The Operating Partnership manages industrial, office and retail facilities for PSI and affiliated entities. These facilities, all located in the United States, operate under the “Public Storage” or “PS Business Parks” names. In addition, the Operating Partnership previously managed properties for third party owners.
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
      The property management contract with PSI is for a seven year term with the term being automatically extended one year on each anniversary. At any time, either party may notify the other that the contract is not to be extended, in which case the contract will expire on the first anniversary of its then scheduled expiration date. For PSI affiliate owned properties, PSI can cancel the property management contract upon 60 days notice while the Operating Partnership can cancel upon seven years notice. Management fee revenues under these contracts totaled $562,000, $581,000, and $561,000 for the years ended December 31, 2004, 2003 and 2002 respectively. Management fee revenue from unaffiliated third parties and the joint venture were $62,000, $161,000, and $202,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Shareholders’ equity

Preferred stock
      As of December 31, 2004 and December 31, 2003, the Company had the following series of preferred stock outstanding (in thousands):

		Date
		Redeemed or		December 31, 2004		December 31, 2003
		Earliest
		Redemption	Dividend	Shares		Shares
Series	Issuance Date	Date	Rate	Outstanding	Amount	Outstanding	Amount

Series A	April, 1999	April, 2004	9.250%	—	$—	2,113	$52,823
Series D	May, 2001	May, 2006	9.500%	2,634	65,850	2,634	65,850
Series F	January, 2002	January, 2007	8.750%	2,000	50,000	2,000	50,000
Series H	January & October, 2004	January, 2009	7.000%	8,200	205,000	—	—
Series I	April, 2004	April, 2009	6.875%	3,000	75,000	—	—
Series K	June, 2004	June, 2009	7.950%	2,300	57,500	—	—
Series L	August, 2004	August, 2009	7.600%	2,300	57,500	—	—

				20,434	$510,850	6,747	$168,673

      Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At December 31, 2004, there were no dividends in arrears.
      Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends. As of December 31, 2004 the Company had approximately $17.3 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.
      On January 30, 2004, the Company issued 6.9 million depositary shares, each representing 1/1,000 of a share of the Company’s 7.000% Cumulative Preferred Stock, Series H, at $25.00 per share. The Company received net proceeds of approximately $166.8 million, which were used to repay outstanding short-term debt, consisting of borrowings under the Company’s line of credit with Wells Fargo Bank and a portion of a short-term loan from Public Storage, Inc.
      On April 21, 2004, the Company issued 3.0 million depositary shares, each representing 1/1,000 of a share of the Company’s 6.875% Cumulative Preferred Stock, Series I, at $25.00 per share. The Company received net proceeds of approximately $72.5 million, which were used to redeem the Company’s outstanding 9.25% Preferred Stock, Series A and 8.875% Series B Preferred Operating Partnership Units, and reduce the outstanding balance on the Company’s line of credit.
      On April 30, 2004 the Company redeemed 2.1 million depositary shares of its 9.250% Cumulative Preferred Stock, Series A for approximately $52.8 million. In accordance with EITF Topic D-42, the redemption resulted in a reduction of net income allocable to common shareholders of approximately $1.9 million for the year ended December 31, 2004 equal to the excess of the redemption amount over the carrying amount of the redeemed securities.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On June 30, 2004, the Company issued 2.3 million depositary shares each representing 1/1,000 of a share of the Company’s 7.950% Cumulative Preferred Stock, Series K, at $25.00 per share. The Company received net proceeds of approximately $55.5 million.
      On August 31, 2004, the Company issued 2.3 million depositary shares each representing 1/1000 of a share of the Company’s 7.600% Cumulative Preferred Stock, Series L, at $25.00 per share. The Company received net proceeds from the offering of approximately $55.6 million.
      On October 30, 2004, the Company issued an additional 1.3 million depositary shares each representing 1/1000 of a share of the 7.000% Cumulative Preferred Stock, Series H, at a discounted price of $24.0638 per share. Net proceeds from the offering, totaling $30.8 million, were used to repay in full the balance outstanding on the Company’s Credit Facility. The discount associated with the offering was recorded as issuance costs.
      The Company paid approximately $31.2 million, $15.7 million and $15.4 million in distributions to its preferred shareholders for the year ended December 31, 2004, 2003 and 2002, respectively. The Company also recorded distributions for the year ended December 31, 2004 of $1.9 million related to EITF Topic D-42.

Common Stock
      The Company’s Board of Directors has authorized the repurchase from time to time of up to 4.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. In 2003, the Company repurchased 261,200 shares of common stock and no common units in its operating partnership at an aggregate cost of approximately $8.1 million (average cost of $31.08 per share/unit). Since the inception of the program (March 2000), the Company has repurchased an aggregate total of 2.6 million shares of common stock and 30,484 common units in its Operating Partnership at an aggregate cost of approximately $70.7 million (average cost of $26.66 per share/unit). No shares were repurchased in 2004.
      The Company paid $25.3 million ($1.16 per common share), $24.9 million ($1.16 per common share) and $28.2 million ($1.31 per common share) in distributions to its common shareholders for the years ended December 31, 2004, 2003 and 2002, respectively. The amount paid during 2002 included a special dividend of $3.2 million ($0.15 per common share) declared in 2001. The unaudited portion of the distributions classified as ordinary income was 91.3%, 94.4% and 100% for the years ended December 31, 2004, 2003 and 2002, respectively. The unaudited portion of the distributions classified as long-term capital gain income was 8.7%, 5.6% and 0% for the years ended December 31, 2004, 2003 and 2002, respectively. Pursuant to restrictions imposed by the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.
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

Equity stock
      In addition to common and preferred stock, the Company is authorized to issue 100.0 million shares of Equity Stock. The Articles of Incorporation provide that the Equity Stock may be issued from time to time in one or more series and give the Board of Directors broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Stock.

10.	Stock options
      PSB has a 1997 Stock Option and Incentive Plan (the “1997 Plan”). Also, in March 2003, the Board of Directors approved the 2003 Stock Option and Incentive Plan (the “2003 Plan”) covering 1.5 million shares

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of PSB’s common stock. Shareholders approved adoption of the 2003 Plan in May, 2003. Generally, options under the 1997 Plan vest over a three-year period from the date of grant at the rate of one third per year and expire ten years after the date of grant. Options under the 2003 Plan vest over a five-year period from the date of grant at the rate of one fifth per year and expire ten years after the date of grant. Under the 1997 Plan and 2003 Plan, PSB has granted non-qualified options to certain directors, officers and key employees to purchase shares of PSB’s common stock at a price no less than the fair market value of the common stock at the date of grant. The remaining weighted average contractual lives were 7.7, 7.9 and 8.2 years, respectively, at December 31, 2004, 2003 and 2002.
      At December 31, 2004, there was a combined total of 1.6 million options and restricted stock units authorized to grant. Information with respect to the 1997 Plan and 2003 Plan are as follows:

	Number of		Weighted Average
	Options	Exercise Price	Exercise Price

Outstanding at December 31, 2001	832,922	$16.69 — $29.19	$24.94
Granted	300,000	31.11 — 36.01	33.47
Exercised	(29,998)	16.69 — 26.71	23.07
Forfeited	(64,168)	23.37 — 26.71	26.01

Outstanding at December 31, 2002	1,038,756	$16.69 — $36.01	$27.36
Granted	167,000	31.66 — 40.30	34.77
Exercised	(293,309)	16.69 — 35.43	25.98
Forfeited	(60,834)	24.69 — 36.01	27.61

Outstanding at December 31, 2003	851,613	$16.69 — $40.30	$29.27

Granted	90,000	39.26 — 45.51	44.46
Exercised	(269,710)	16.85 — 34.75	27.33
Forfeited	(77,668)	26.71 — 34.75	31.69

Outstanding at December 31, 2004	594,235	$16.69 — $45.51	34.23

Exercisable at:
December 31, 2002	120,588	$16.69 — $22.88	$18.48
	346,150	$23.50 — $31.11	$25.72
December 31, 2003	102,107	$16.69 — $22.88	$18.13
	289,157	$23.01 — $36.01	$27.66
December 31, 2004	15,196	$16.69 — $22.88	$21.87
	332,434	$23.75 — $40.30	$29.35
      Through December 31, 2001, the Company elected to adopt the disclosure requirements of FAS 123 but continued to account for stock-based compensation under APB 25. Effective January 1, 2002, the Company adopted the Fair Value Method of accounting for stock options. As required by the transition requirements of FAS 123 as amended by FAS 148, the Company has recognized compensation expense in the income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002, but continue to disclose the pro-forma impact of utilizing the Fair Value Method on stock options issued prior to January 1, 2003. As a result, included in the Company’s income statement for the year ended December 31, 2004, 2003 and 2002 are approximately $241,000, $322,000 and $525,000, respectively, in stock option compensation expense related to options granted after January 1, 2002.
      The weighted average grant date fair value of the options for 2004, 2003 and 2002 were $6.80, $4.57 and $4.33, respectively. Had compensation cost for the 1997 Plan for options granted prior to December 31, 2001

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
been determined based on the fair value at the grant date for awards under the 1997 Plan consistent with the method prescribed by SFAS No. 123, the Company’s pro forma net income available to common shareholders would have been:

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	data)
Net income allocable to common shareholders, as reported	$29,123	$33,312	$42,018
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards	(215)	(628)	(802)

Net income allocable to common shareholders, as adjusted	$28,908	$32,684	$41,216

Earnings per share:
Basic as reported	$1.34	$1.56	$1.95

Basic as adjusted	$1.33	$1.53	$1.91

Diluted as reported	$1.33	$1.54	$1.93

Diluted as adjusted	$1.32	$1.52	$1.90

      In determining the fair value of each option grant, the Company has used on the date of grant, the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively; dividend rate of 2.6%, 3.6% and 3.4%; expected volatility of 17.5%, 16.7% and 15.4%, expected lives of five years; and risk-free interest rates of 3.6%, 3.6% and 4.3%. The pro forma effect on net income allocable to common shareholders during 2004, 2003 and 2002 may not be representative of the pro forma effect on net income allocable to common shareholders in future years.
      The Company has granted 195,500 restricted stock units under the Plans since inception. 120,100 restricted stock units were outstanding at December 31, 2004. The restricted stock units were granted at a zero exercise price. The fair market value of the restricted stock units at the date of grant ranged from $24.02 to $45.51 per restricted stock unit. The restricted stock units issued prior to August, 2002 (88,000 units) are subject to a five-year vesting schedule, at 30% in year three, 30% in year four and 40% in year five. Restricted stock issued subsequent to August, 2002 (107,500 units) are subject to a six year vesting schedule, none in year one and 20% for each of the next five years. Compensation expense related to restricted stock of $673,000, $670,000 and $511,000 was recognized during the years ended December 31, 2004, 2003 and 2002, respectively. During 2004, the Company redeemed 7,621 of the 12,050 shares of restricted stock that vested during 2004 for approximately $321,000. During 2003, 5,550 shares of restricted stock vested which were redeemed by the Company for approximately $198,000.

11.	Recent accounting pronouncements
      On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on July 1, 2005. Due to the Company adopting the

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value Method of accounting for stock options, the adoption of this standard will not have a material impact on the results of operations or the financial position of the Company.

12.	Supplementary quarterly financial data (unaudited)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

	(In thousands, except per share data)
Revenues(1)	$47,974	$47,826	$49,270	$49,665

Cost of operations(1)	$13,010	$12,628	$13,487	$14,285

Net income allocable to common shareholders	$5,803	$12,991	$7,792	$6,726

Net income per share:
Basic	$0.27	$0.61	$0.36	$0.31

Diluted	$0.27	$0.60	$0.36	$0.31

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Revenues(1)	$53,765	$53,976	$55,179	$56,151

Cost of operations(1)	$16,116	$15,812	$16,342	$16,699

Net income allocable to common shareholders	$4,158	$5,206	$2,847	$16,912

Net income per share:
Basic	$0.19	$0.24	$0.13	$0.77

Diluted	$0.19	$0.24	$0.13	$0.77

(1)	Discontinued operations are excluded.

13.	Commitments and contingencies
      Substantially all of the Company’s properties have been subjected to Phase I environmental reviews. Such reviews have not revealed, nor is management aware of, any probable or reasonably possible environmental costs that management believes would have a material adverse effect on the Company’s business, assets or results of operations, nor is the Company aware of any potentially material environmental liability.
      The Company currently is neither subject to any other material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

14.	401(K) Plan
      The Company has a 401(K) savings plan (the “Plan”) which all eligible employees may participate. The Plan provides for the Company to make matching contributions to all eligible employees up to 4% of their annual salary dependent on the employee’s level of participation. For the years ended December 31, 2004, 2003 and 2002, approximately $219,000, $209,000 and $182,000, respectively, was charged as expense related to this plan.

PS BUSINESS PARKS, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004
(DOLLARS IN THOUSANDS)

					Cost
					Capitalized
					Subsequent
					to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2004

				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated	Date	Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation	Acquired	(Years)

Produce	San Francisco, CA	—	$776	$1,886	$91	$776	$1,977	$2,753	$470	03/17/98	5-30
Crenshaw II	Torrance, CA	—	2,318	6,069	1,263	2,318	7,332	9,650	2,142	04/12/97	5-30
Airport	San Francisco, CA	—	899	2,387	314	899	2,701	3,600	706	04/12/97	5-30
Christopher Ave	Gaithersburg, MD	—	475	1,203	235	475	1,438	1,913	435	04/12/97	5-30
Monterey Park	Monterey Park, CA	—	3,078	7,862	758	3,078	8,620	11,698	2,454	01/01/97	5-30
Calle Del Oaks	Monterey, CA	—	288	706	198	288	904	1,192	274	01/01/97	5-30
Milwaukie I	Milwaukie, OR	—	1,125	2,857	821	1,125	3,678	4,803	1,087	01/01/97	5-30
Edwards Road	Cerritos, CA	—	450	1,217	523	450	1,740	2,190	505	01/01/97	5-30
Rainier	Renton, WA	—	330	889	217	330	1,106	1,436	334	01/01/97	5-30
Lusk	San Diego, CA	—	1,500	3,738	939	1,500	4,677	6,177	1,434	01/01/97	5-30
Eisenhower	Alexandria, VA	—	1,440	3,635	1,056	1,440	4,691	6,131	1,392	01/01/97	5-30
McKellips	Tempe, AZ	—	195	522	312	195	834	1,029	269	01/01/97	5-30
Old Oakland Rd	San Jose, CA	—	3,458	8,765	1,554	3,458	10,319	13,777	2,937	01/01/97	5-30
Junipero	Signal Hill, CA	—	900	2,510	315	900	2,825	3,725	725	01/01/97	5-30
Northgate Blvd.	Sacramento, CA	—	1,710	4,567	1,676	1,710	6,243	7,953	1,828	01/01/97	5-30
Uplander	Culver City, CA	—	3,252	8,157	3,165	3,252	11,322	14,574	3,582	01/01/97	5-30
University	Tempe, AZ	—	2,160	5,454	2,897	2,160	8,351	10,511	2,774	01/01/97	5-30
E. 28th Street	Signal Hill, CA	—	1,500	3,749	788	1,500	4,537	6,037	1,308	01/01/97	5-30
W. Main	Mesa, AZ	—	675	1,692	999	675	2,691	3,366	900	01/01/97	5-30
S. Edward	Tempe, AZ	—	645	1,653	1,149	645	2,802	3,447	906	01/01/97	5-30
Leapwood Ave	Carson, CA	—	990	2,496	854	990	3,350	4,340	1,059	01/01/97	5-30
Great Oaks	Woodbridge, VA	—	1,350	3,398	776	1,350	4,174	5,524	1,251	01/01/97	5-30
Ventura Blvd. II	Studio City, CA	—	621	1,530	217	621	1,747	2,368	524	01/01/97	5-30
Gunston	Lorton, VA	—	4,146	17,872	1,846	4,146	19,718	23,864	6,428	06/17/98	5-30
Canada	Lake Forest, CA	—	5,508	13,785	2,817	5,508	16,602	22,110	4,318	12/23/97	5-30
Ridge Route	Laguna Hills, CA	—	16,261	39,559	2,260	16,261	41,819	58,080	10,308	12/23/97	5-30
Lake Forest Commerce Park	Laguna Hills, CA	—	2,037	5,051	3,181	2,037	8,232	10,269	2,405	12/23/97	5-30
Buena Park Industrial Center	Buena Park, CA	—	3,245	7,703	1,237	3,245	8,940	12,185	2,619	12/23/97	5-30
Cerritos Business Center	Cerritos, CA	—	4,218	10,273	1,702	4,218	11,975	16,193	3,276	12/23/97	5-30
Parkway Commerce Center	Hayward, CA	—	4,398	10,433	1,795	4,398	12,228	16,626	3,255	12/23/97	5-30
Northpointe E	Sterling, VA	—	1,156	2,957	649	1,156	3,606	4,762	952	12/10/97	5-30
Ammendale	Beltsville, MD	—	4,278	18,380	4,750	4,278	23,130	27,408	8,649	01/13/98	5-30
Shaw Road	Sterling, VA	—	2,969	10,008	2,885	2,969	12,893	15,862	4,564	03/09/98	5-30
Creekside-Phase 1	Beaverton, OR	—	2,733	7,779	1,283	2,733	9,062	11,795	3,132	05/04/98	5-30
Creekside-Phase 2 Bldg-4	Beaverton, OR	—	807	2,542	990	807	3,532	4,339	1,014	05/04/98	5-30
Creekside-Phase 2 Bldg-5	Beaverton, OR	—	521	1,603	552	521	2,155	2,676	688	05/04/98	5-30
Creekside-Phase 2 Bldg-1	Beaverton, OR	—	1,326	4,035	1,130	1,326	5,165	6,491	1,680	05/04/98	5-30
Creekside-Phase 3	Beaverton, OR	—	1,353	4,101	879	1,353	4,980	6,333	1,854	05/04/98	5-30

PS BUSINESS PARKS, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

					Cost
					Capitalized
					Subsequent
					to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2004

				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated	Date	Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation	Acquired	(Years)

Creekside-Phase 5	Beaverton, OR	—	1,741	5,301	993	1,741	6,294	8,035	2,303	05/04/98	5-30
Creekside-Phase 6	Beaverton, OR	—	2,616	7,908	2,100	2,616	10,008	12,624	3,266	05/04/98	5-30
Creekside-Phase 7	Beaverton, OR	—	3,293	9,938	3,423	3,293	13,361	16,654	4,281	05/04/98	5-30
Creekside-Phase 8	Beaverton, OR	—	1,140	3,644	437	1,140	4,081	5,221	1,361	05/04/98	5-30
Woodside-Phase 1	Beaverton, OR	—	2,987	8,982	2,268	2,987	11,250	14,237	4,080	05/04/98	5-30
Woodside-Phase 2 Bldg-6	Beaverton, OR	—	255	784	345	255	1,129	1,384	401	05/04/98	5-30
Woodside-Phase 2 Bldg-7&8	Beaverton, OR	—	2,101	6,386	1,261	2,101	7,647	9,748	2,657	05/04/98	5-30
Woodside-Sequent 1	Beaverton, OR	—	2,890	6,763	0	2,890	6,763	9,653	2,584	05/04/98	5-30
Woodside-Sequent 5	Beaverton, OR	—	3,093	9,084	0	3,093	9,084	12,177	2,813	05/04/98	5-30
Northpointe G	Sterling, VA	—	824	2,964	1,066	824	4,030	4,854	1,491	06/11/98	5-30
Las Plumas	San Jose, CA	—	4,379	12,889	3,132	4,379	16,021	20,400	5,713	12/31/98	5-30
Lafayette	Chantilly, VA	—	671	4,179	222	671	4,401	5,072	1,382	01/29/99	5-30
CreeksideVII	Beaverton, OR	—	358	3,232	85	358	3,317	3,675	587	04/17/00	5-30
Woodside Greystone	Beaverton, OR	—	1,262	9,427	0	1,262	9,427	10,689	1,703	07/15/99	5-30
Dulles South	Chantilly, VA	—	599	3,098	314	599	3,412	4,011	1,073	06/30/99	5-30
Sullyfield Circle	Chantilly, VA	—	774	3,712	509	774	4,221	4,995	1,378	06/30/99	5-30
Park East I & II	Chantilly, VA	5,578	2,324	10,875	499	2,324	11,374	13,698	3,522	06/30/99	5-30
Park East III	Chantilly, VA	5,789	1,527	7,154	396	1,527	7,550	9,077	2,405	06/30/99	5-30
Northpointe Business Center A	Sacramento, CA	—	729	3,324	745	729	4,069	4,798	1,417	07/29/99	5-30
Corporate Park Phoenix	Phoenix, AZ	—	2,761	10,269	937	2,761	11,206	13,967	3,055	12/30/99	5-30
Santa Clara Technology Park	Santa Clara, CA	—	7,673	15,645	486	7,673	16,131	23,804	4,460	03/28/00	5-30
Corporate Pointe	Irvine, CA	—	6,876	18,519	2,162	6,876	20,681	27,557	5,423	09/22/00	5-30
Lafayette II/ Pleasant Valley Rd	Chantilly, VA	—	1,009	9,219	2,269	1,009	11,488	12,497	3,229	08/15/01	5-30
Northpointe Business Center B	Sacramento, CA	—	717	3,269	836	717	4,105	4,822	1,382	07/29/99	5-30
Northpointe Business Center C	Sacramento, CA	—	726	3,313	956	726	4,269	4,995	1,353	07/29/99	5-30
Northpointe Business Center D	Sacramento, CA	—	427	1,950	220	427	2,170	2,597	695	07/29/99	5-30
Northpointe Business Center E	Sacramento, CA	—	432	1,970	137	432	2,107	2,539	619	07/29/99	5-30
I-95 Building I	Springfield, VA	—	1,308	5,790	206	1,308	5,996	7,304	1,564	12/20/00	5-30
I-95 Building II	Springfield, VA	—	1,308	5,790	900	1,308	6,690	7,998	1,726	12/20/00	5-30
I-95 Building III	Springfield, VA	—	919	4,092	7,604	919	11,696	12,615	3,637	12/20/00	5-30
2700 Prosperity Avenue	Fairfax, VA	—	3,404	9,883	72	3,404	9,955	13,359	2,142	06/01/01	5-30
2701 Prosperity Avenue	Fairfax, VA	—	2,199	6,374	776	2,199	7,150	9,349	1,470	06/01/01	5-30
2710 Prosperity Avenue	Fairfax, VA	—	969	2,844	241	969	3,085	4,054	654	06/01/01	5-30
2711 Prosperity Avenue	Fairfax, VA	—	1,047	3,099	187	1,047	3,286	4,333	779	06/01/01	5-30
2720 Prosperity Avenue	Fairfax, VA	—	1,898	5,502	619	1,898	6,121	8,019	1,433	06/01/01	5-30
2721 Prosperity Avenue	Fairfax, VA	—	576	1,673	763	576	2,436	3,012	706	06/01/01	5-30
2730 Prosperity Avenue	Fairfax, VA	—	3,011	8,841	1,264	3,011	10,105	13,116	2,270	06/01/01	5-30
2731 Prosperity Avenue	Fairfax, VA	—	524	1,521	223	524	1,744	2,268	376	06/01/01	5-30

PS BUSINESS PARKS, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

					Cost
					Capitalized
					Subsequent
					to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2004

				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated	Date	Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation	Acquired	(Years)

2740 Prosperity Avenue	Fairfax, VA	—	890	2,732	29	890	2,761	3,651	729	06/01/01	5-30
2741 Prosperity Avenue	Fairfax, VA	—	786	2,284	198	786	2,482	3,268	591	06/01/01	5-30
2750 Prosperity Avenue	Fairfax, VA	—	4,203	12,190	2,464	4,203	14,654	18,857	3,133	06/01/01	5-30
2751 Prosperity Avenue	Fairfax, VA	—	3,640	10,632	112	3,640	10,744	14,384	2,341	06/01/01	5-30
Woodside Greystone II & III	Beaverton, OR	—	1,558	6,512	0	1,558	6,512	8,070	962	09/30/01	5-30
Greenbrier Court	Beaverton, OR	—	2,771	8,403	1,305	2,771	9,708	12,479	1,813	11/20/01	5-30
Parkside	Beaverton, OR	—	4,348	13,502	927	4,348	14,429	18,777	3,199	11/20/01	5-30
The Atrium	Beaverton, OR	—	5,535	16,814	874	5,535	17,688	23,223	3,433	11/20/01	5-30
Waterside	Beaverton, OR	—	4,045	12,419	1,363	4,045	13,782	17,827	2,961	11/20/01	5-30
Ridgeview	Beaverton, OR	—	2,478	7,531	69	2,478	7,600	10,078	1,537	11/20/01	5-30
The Commons	Beaverton, OR	—	1,439	4,566	1,396	1,439	5,962	7,401	1,376	11/20/01	5-30
OCBC Center 1	Santa Ana, CA	—	734	2,752	37	734	2,789	3,523	528	06/10/03	5-30
OCBC Center 2	Santa Ana, CA	—	2,154	8,093	154	2,154	8,247	10,401	1,559	06/10/03	5-30
OCBC Center 3	Santa Ana, CA	—	3,019	11,348	2,594	3,019	13,942	16,961	2,293	06/10/03	5-30
OCBC Center 4	Santa Ana, CA	—	1,655	6,243	4,971	1,655	11,214	12,869	1,880	06/10/03	5-30
OCBC Center 5	Santa Ana, CA	—	1,843	7,310	471	1,843	7,781	9,624	1,405	06/10/03	5-30
Metro Business Park	Phoenix, AZ	—	2,369	7,245	272	2,369	7,517	9,886	486	12/17/03	5-30
Orangewood Corp. Plaza	Orange, CA	—	2,637	12,291	859	2,637	13,150	15,787	827	12/24/03	5-30
Fairfax Executive Park	Fairfax, VA	—	4,647	19,492	907	4,647	20,399	25,046	796	05/27/04	5-30
Westwood	Farmers Branch, TX	—	941	6,884	682	941	7,566	8,507	821	02/12/03	5-30
MICC — Center 1	Miami, FL	—	6,502	7,409	431	6,502	7,840	14,342	587	12/30/03	5-30
MICC — Center 2	Miami, FL	—	6,502	7,409	229	6,502	7,638	14,140	586	12/30/03	5-30
MICC — Center 3	Miami, FL	—	7,015	7,993	468	7,015	8,461	15,476	631	12/30/03	5-30
MICC — Center 4	Miami, FL	—	4,837	5,511	443	4,837	5,954	10,791	448	12/30/03	5-30
MICC — Center 5	Miami, FL	—	6,209	7,075	329	6,209	7,404	13,613	566	12/30/03	5-30
MICC — Center 6	Miami, FL	—	6,371	7,259	322	6,371	7,581	13,952	574	12/30/03	5-30
MICC — Center 7	Miami, FL	—	5,011	5,710	261	5,011	5,971	10,982	458	12/30/03	5-30
MICC — Center 8	Miami, FL	—	5,398	6,150	602	5,398	6,752	12,150	495	12/30/03	5-30
MICC — Center 9	Miami, FL	—	7,392	8,424	361	7,392	8,785	16,177	668	12/30/03	5-30
MICC — Center 10	Miami, FL	—	9,341	10,644	394	9,341	11,038	20,379	841	12/30/03	5-30
MICC — Center 12	Miami, FL	—	3,025	3,447	66	3,025	3,513	6,538	268	12/30/03	5-30
MICC — Center 13	Miami, FL	—	2,342	2,669	135	2,342	2,804	5,146	210	12/30/03	5-30
MICC — Center 14	Miami, FL	—	5,900	6,723	607	5,900	7,330	13,230	557	12/30/03	5-30
MICC — Center 15	Miami, FL	—	3,295	3,755	151	3,295	3,906	7,201	298	12/30/03	5-30
MICC — Center 16	Miami, FL	—	1,263	1,439	66	1,263	1,505	2,768	114	12/30/03	5-30
MICC — Center 17	Miami, FL	—	2,106	1,249	150	2,106	1,399	3,505	75	12/30/03	5-30
MICC — Center 18	Miami, FL	—	322	367	35	322	402	724	30	12/30/03	5-30
MICC — Center 19	Miami, FL	—	2,335	2,662	21	2,335	2,683	5,018	204	12/30/03	5-30
MICC — Center 20	Miami, FL	—	2,674	3,044	22	2,674	3,066	5,740	234	12/30/03	5-30
Lamar Boulevard	Austin, TX	—	2,528	6,596	3,338	2,528	9,934	12,462	3,095	01/01/97	5-30
N. Barker’s Landing	Houston, TX	—	1,140	3,003	2,278	1,140	5,281	6,421	1,984	01/01/97	5-30
La Prada	Mesquite, TX	—	495	1,235	231	495	1,466	1,961	396	01/01/97	5-30
NW Highway	Garland, TX	—	480	1,203	124	480	1,327	1,807	380	01/01/97	5-30

PS BUSINESS PARKS, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

					Cost
					Capitalized
					Subsequent
					to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2004

				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated	Date	Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation	Acquired	(Years)

Quail Valley	Missouri City, TX	—	360	918	347	360	1,265	1,625	372	01/01/97	5-30
Business Parkway I	Richardson, TX	—	799	3,568	840	799	4,408	5,207	1,558	05/04/98	5-30
The Summit	Plano, TX	—	1,536	6,654	1,413	1,536	8,067	9,603	2,986	05/04/98	5-30
Northgate II	Dallas, TX	—	1,274	5,505	1,110	1,274	6,615	7,889	2,517	05/04/98	5-30
Empire Commerce	Dallas, TX	—	304	1,545	298	304	1,843	2,147	626	05/04/98	5-30
Royal Tech — Digital	Irving, TX	—	319	1,393	298	319	1,691	2,010	675	05/04/98	5-30
Royal Tech — Springwood	Irving, TX	—	894	3,824	1,155	894	4,979	5,873	1,747	05/04/98	5-30
Royal Tech — Regent	Irving, TX	—	606	2,615	1,658	606	4,273	4,879	1,438	05/04/98	5-30
Royal Tech — Bldg 7	Irving, TX	—	246	1,061	137	246	1,198	1,444	396	05/04/98	5-30
Royal Tech — NFTZ	Irving, TX	—	1,517	6,499	1,375	1,517	7,874	9,391	2,797	05/04/98	5-30
Royal Tech — Olympus	Irving, TX	—	1,060	4,531	80	1,060	4,611	5,671	1,580	05/04/98	5-30
Royal Tech — Honeywell	Irving, TX	—	548	2,347	172	548	2,519	3,067	921	05/04/98	5-30
Royal Tech — Bldg 12	Irving, TX	—	1,466	6,263	251	1,466	6,514	7,980	2,146	05/04/98	5-30
Royal Tech — Bldg 13	Irving, TX	—	955	4,080	346	955	4,426	5,381	1,523	05/04/98	5-30
Royal Tech — Bldg 14	Irving, TX	—	2,010	10,242	640	2,010	10,882	12,892	3,617	05/04/98	5-30
Royal Tech — Bldg 15	Irving, TX	—	1,307	5,600	153	1,307	5,753	7,060	1,916	11/04/98	5-30
Westchase Corporate Park	Houston, TX	—	2,173	7,338	445	2,173	7,783	9,956	2,127	12/30/99	5-30
Ben White 1	Austin, TX	—	789	3,571	23	789	3,594	4,383	1,203	12/31/98	5-30
Ben White 5	Austin, TX	—	761	3,444	160	761	3,604	4,365	1,207	12/31/98	5-30
McKalla 3	Austin, TX	—	662	2,994	488	662	3,482	4,144	1,164	12/31/98	5-30
McKalla 4	Austin, TX	—	749	3,390	509	749	3,899	4,648	1,249	12/31/98	5-30
Waterford A	Austin, TX	—	597	2,752	713	597	3,465	4,062	940	01/06/99	5-30
Waterford B	Austin, TX	—	367	1,672	121	367	1,793	2,160	543	05/20/99	5-30
Waterford C	Austin, TX	—	1,144	5,225	102	1,144	5,327	6,471	1,651	05/20/99	5-30
McNeil 6	Austin, TX	—	437	2,013	833	437	2,846	3,283	726	01/06/09	5-30
Rutland 11	Austin, TX	—	325	1,536	33	325	1,569	1,894	488	01/06/99	5-30
Rutland 12	Austin, TX	—	535	2,487	264	535	2,751	3,286	871	01/06/99	5-30
Rutland 13	Austin, TX	—	469	2,190	116	469	2,306	2,775	721	01/06/99	5-30
Rutland 14	Austin, TX	—	535	2,422	179	535	2,601	3,136	897	12/31/98	5-30
Rutland 19	Austin, TX	—	158	762	178	158	940	1,098	333	01/06/99	5-30
Royal Tech — Bldg 16	Irving, TX	—	2,464	2,703	2,017	2,464	4,720	7,184	879	07/01/99	5-30
Royal Tech — Bldg 17	Irving, TX	—	1,832	6,901	1,563	1,832	8,464	10,296	1,227	08/15/01	5-30
Monroe Business Center	Herndon, VA	—	5,926	13,944	4,339	5,926	18,283	24,209	5,524	08/01/97	5-30
Lusk II-R&D	San Diego, CA	—	1,077	2,644	226	1,077	2,870	3,947	716	03/17/98	5-30
Lusk II-Office	San Diego, CA	—	1,230	3,005	880	1,230	3,885	5,115	1,098	03/17/98	5-30
Norris Cn-Office	San Ramon, CA	—	1,486	3,642	744	1,486	4,386	5,872	1,224	03/17/98	5-30
Northpointe D	Sterling, VA	—	787	2,857	1,112	787	3,969	4,756	1,552	06/11/98	5-30
Monroe II	Herndon, VA	—	811	4,967	517	811	5,484	6,295	1,867	01/29/99	5-30
Metro Park I	Rockville, MD	—	5,383	15,404	891	5,383	16,295	21,678	3,172	12/27/01	5-30
Metro Park I R&D	Rockville, MD	—	5,404	15,748	2,359	5,404	18,107	23,511	3,727	12/27/01	5-30
Metro Park II	Rockville, MD	—	1,223	3,490	528	1,223	4,018	5,241	813	12/27/01	5-30
Metro Park II	Rockville, MD	—	2,287	6,533	1,190	2,287	7,723	10,010	1,669	12/27/01	5-30
Metro Park III	Rockville, MD	—	4,555	13,039	2,864	4,555	15,903	20,458	3,265	12/27/01	5-30
Metro Park IV	Rockville, MD	—	4,188	12,035	255	4,188	12,290	16,478	2,414	12/27/01	5-30

PS BUSINESS PARKS, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

					Cost
					Capitalized
					Subsequent
					to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2004

				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated	Date	Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation	Acquired	(Years)

Metro Park V	Rockville, MD	—	9,813	28,214	1,498	9,813	29,712	39,525	5,780	12/27/01	5-30
Kearny Mesa-Office	San Diego, CA	—	785	1,933	785	785	2,718	3,503	813	03/17/98	5-30
Kearny Mesa-R&D	San Diego, CA	—	2,109	5,156	412	2,109	5,568	7,677	1,369	03/17/98	5-30
Bren Mar-Office	Alexandria, VA	—	572	1,401	1,296	572	2,697	3,269	848	03/17/98	5-30
Lusk III	San Diego, CA	—	1,904	4,662	536	1,904	5,198	7,102	1,285	03/17/98	5-30
Bren Mar-R&D	Alexandria, VA	—	1,624	3,979	367	1,624	4,346	5,970	1,068	03/17/98	5-30
Alban Road-Office	Springfield, VA	—	987	2,418	2,010	987	4,428	5,415	1,233	03/17/98	5-30
Alban Road-R&D	Springfield, VA	—	946	2,318	401	946	2,719	3,665	740	03/17/98	5-30

		$11,367	$382,908	$1,027,883	$159,701	$382,908	$1,187,584	$1,570,492	$295,415