Form 10-Q
period 2005-03-31
PS BUSINESS PARKS INC/CA
filed 2005-05-10
CIK 866368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Yes ☑ No ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2005:

Common Stock, $0.01 par value, 21,891,272 shares outstanding

PS BUSINESS PARKS, INC.

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

		December 31,
	March 31, 2005	2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$61,661	$39,688

Real estate facilities, at cost:
Land	382,908	382,908
Buildings and equipment	1,197,006	1,187,584

	1,579,914	1,570,492
Accumulated depreciation	(314,470)	(295,415)

	1,265,444	1,275,077
Property held for disposition, net	6,128	16,876
Land held for development	10,163	11,583

	1,281,735	1,303,536

Rent receivable	3,041	2,079
Deferred rent receivables	16,533	15,470
Other assets	2,558	3,056

Total assets	$1,365,528	$1,363,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued and other liabilities	$37,326	$38,453
Mortgage notes payable	11,265	11,367

Total liabilities	48,591	49,820

Minority interests:
Preferred units	127,750	127,750
Common units	169,728	169,295

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 20,434 shares issued and outstanding at March 31, 2005 and December 31, 2004	510,850	510,850
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,891,272 and 21,839,667 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	219	218
Paid-in capital	421,863	420,351
Cumulative net income	360,622	343,529
Cumulative distributions	(274,095)	(257,984)

Total shareholders’ equity	1,019,459	1,016,964

Total liabilities and shareholders’ equity	$1,365,528	$1,363,829

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share amounts)

	March 31, 2005	March 31, 2004
Revenues:
Rental income	$55,741	$53,610
Facility management fees primarily from affiliates	145	155

Total operating revenues	55,886	53,765

Expenses:
Cost of operations	16,388	16,116
Depreciation and amortization	19,016	17,404
General and administrative	1,438	1,091

Total operating expenses	36,842	34,611

Other income and expenses:
Gain on sale of marketable securities	—	—
Interest and other income	398	27
Interest expense	(282)	(1,266)

Total other income and expenses	116	(1,239)

Income from continuing operations before minority interests	19,160	17,915

Minority interests in continuing operations:
Minority interest in income — preferred units
Distributions paid to preferred unit holders	(2,691)	(4,810)
Redemption of preferred operating partnership units	—	(267)
Minority interest in income — common units	(1,682)	(1,267)

Total minority interests in continuing operations	(4,373)	(6,344)

Income from continuing operations	14,787	11,571

Discontinued operations:
Income from discontinued operations	165	550
Gain on disposition of real estate	2,914	—
Minority interest in earnings attributable to discontinued operations — common units	(773)	(138)

Income from discontinued operations	2,306	412

Net income	17,093	11,983

Net income allocable to preferred shareholders:
Preferred distributions
Preferred distributions paid	9,769	5,959
Redemption of preferred stock	—	1,866

Total preferred distributions	9,769	7,825

Net income allocable to common shareholders	$7,324	$4,158

Net income per common share — basic:
Continuing operations	$0.23	$0.17
Discontinued operations	$0.11	$0.02
Net income	$0.34	$0.19
Net income per common share — diluted:
Continuing operations	$0.23	$0.17
Discontinued operations	$0.10	$0.02
Net income	$0.33	$0.19
Weighted average common shares outstanding:
Basic	21,852	21,613

Diluted	22,012	21,778

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(Unaudited, in thousands, except share data)

								Total
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity
Balances at December 31, 2004	20,434	$510,850	21,839,667	$218	$420,351	$343,529	$(257,984)	$1,016,964

Exercise of stock options	—	—	46,696	1	1,245	—	—	1,246
Stock compensation	—	—	4,909	—	364	—	—	364
Net income	—	—	—	—	—	17,093	—	17,093
Distributions paid:
Preferred stock	—	—	—	—	—	—	(9,769)	(9,769)
Common stock	—	—	—	—	—	—	(6,342)	(6,342)
Adjustment to minority interest’s underlying ownership	—	—	—	—	(97)	—	—	(97)

Balances at March 31, 2005	20,434	$510,850	21,891,272	$219	$421,863	$360,622	$(274,095)	$1,019,459

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months
	Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$17,093	$11,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	19,016	17,884
In-place rents adjustment	39	39
Minority interest in income	5,146	6,482
Gain on disposition of properties	(2,914)	—
Stock compensation expense	127	322
Increase in receivables and other assets	(1,210)	(2,357)
Increase (decrease) in accrued and other liabilities	(744)	1,479

Total adjustments	19,460	23,849

Net cash provided by operating activities	36,553	35,832

Cash flows from investing activities:
Capital improvements to real estate facilities	(9,628)	(6,126)
Proceeds from disposition of real estate facilities	15,267	—

Net cash provided by (used in) investing activities	5,639	(6,126)

Cash flows from financing activities:
Borrowings on credit facility	—	61,000
Repayment of borrowings on credit facility	—	(95,000)
Repayment of borrowings from an affiliate	—	(100,000)
Principal payments on mortgage notes payable	(102)	(154)
Repayment of unsecured note payable	—	(50,000)
Net proceeds from the issuance of preferred stock	—	166,841
Exercise of stock options	804	6,149
Shelf registration costs	—	(71)
Distributions paid to preferred shareholders	(9,769)	(5,959)
Distributions paid to minority interests – preferred units	(2,691)	(4,810)
Distributions paid to common shareholders	(6,342)	(6,278)
Distributions paid to minority interests – common units	(2,119)	(2,119)

Net cash used in financing activities	(20,219)	(30,401)

Net increase (decrease) in cash and cash equivalents	21,973	(695)

Cash and cash equivalents at the beginning of the period	39,688	5,809

Cash and cash equivalents at the end of the period	$61,661	$5,114

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months
	Ended March 31,
	2005	2004
Supplemental schedule of non cash investing and financing activities:
Unrealized loss:
Comprehensive (income) on interest rate swap	$—	$(212)
Other comprehensive income (loss)	$—	$212

Adjustment to reflect minority interest to underlying ownership interest:
Minority interest – common units	$97	$(230)
Paid-in capital	$(97)	$230

Effect of EITF Topic D-42:
Cumulative distributions	$—	$(1,866)
Minority interest – common units	$—	$(267)
Paid-in capital	$—	$2,133

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

1.	Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of March 31, 2005, PSB owned approximately 75% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units were owned by Public Storage, Inc. (“PSI”) and its affiliates. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of March 31, 2005, the Company owned and operated approximately 17.9 million net rentable square feet of commercial space located in eight states. The Company also manages approximately 1.2 million net rentable square feet on behalf of PSI and its affiliated entities.

2.	Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Allowance for doubtful accounts

We monitor the collectibility of our receivable balances, including the deferred rent receivable, on an on-going basis. Based on these reviews, we maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on our consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $550,000 at March 31, 2005.

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

Properties held for disposition

The Company accounts for properties held for disposition in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is classified as an asset held for disposition when it meets the requirements of SFAS No. 144, which include, among other criteria, the approval of the sale of the asset, the asset has been marketed for sale and the Company expects that the sale will likely occur within the next twelve months. Upon classification of an asset as held for disposition, the net book value of the asset, net of any impairment provision and estimated costs of disposition, is included on the balance sheet as assets held for distribution and the operating results of the asset are included in discontinued operations.

Intangible assets

Intangible assets consist of property management contracts for properties managed, but not owned, by the Company. The intangible assets were amortized over seven years. At March 31, 2005 intangible assets were fully amortized.

Evaluation of asset impairment

The Company evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition. Assets held for disposition are reported at the lower of their carrying amount or fair value, less cost of disposition. At March 31, 2005, the Company did not consider any assets to be impaired.

Stock-based compensation

Prior to December 31, 2001, the Company elected to adopt the disclosure requirements of FAS 123 but continued to account for stock-based compensation under APB 25. Effective January 1, 2002, the Company adopted the Fair Value Method of accounting for stock options. As required by the transition requirements of FAS 123, amended by FAS 148, the Company will recognize compensation expense in the income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002, but continue to disclose the pro-forma impact of utilizing the Fair Value Method on stock options issued prior to January 1, 2002. As a result, included in the Company’s income statement for the quarters ended March 31, 2005 and 2004, is approximately $92,000 and $114,000, respectively, in stock option compensation expense related to options granted after January 1, 2002. See note 11.

The Company also recognizes compensation expense with regards to restricted stock units it grants. As a result included in the Company’s income statement for the quarters ended March 31, 2005 and 2004, is approximately $35,000 and $208,000 respectively, in restricted stock expense.

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

General and administrative expense

General and administrative expense includes executive and other compensation, office expense, professional fees, state income taxes, dues, listing fees and other administrative items.

Related party transactions

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services, which are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled approximately $85,000 and $84,000 for the three months ended March 31, 2005 and 2004, respectively. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $145,000 and $138,000 for the three months ended March 31, 2005 and 2004, respectively. In addition, through the first quarter of 2004, the Company combined its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation (“Stor-Re”). Stor-Re provided limited property and liability insurance to the Company at commercially competitive rates. The Company and PSI also utilized unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re’s limitations.

Income taxes

The Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organizational and operating requirements to maintain its REIT status during 2004 and intends to continue to meet such requirements for 2005. Accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.

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

Net income per common share

Per share amounts are computed using the number of weighted average common shares outstanding. “Diluted” weighted average common shares outstanding includes the dilutive effect of stock options and restricted stock under the treasury stock method. “Basic” weighted average common shares outstanding excludes such effect. Earnings per share have been calculated as follows (unaudited, in thousands, except per share amounts):

	For the Three Months
	Ended March 31,
	2005	2004
Net income allocable to common shareholders	$7,324	$4,158

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	21,852	21,613
Net effect of dilutive stock compensation — based on treasury stock method using average market price	160	165

Diluted weighted average common shares outstanding	22,012	21,778

Basic earnings per common share	$0.34	$0.19

Diluted earnings per common share	$0.33	$0.19

Options to purchase approximately 80,000 and 30,000 shares for the three months ended March 31, 2005 and 2004, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.

Segment Reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2004 in order to conform to the 2005 presentation.

3.	Real estate facilities

The activity in real estate facilities for the three months ended March 31, 2005 is as follows (unaudited, in thousands):

			Accumulated
	Land	Buildings	Depreciation	Total
Balances at December 31, 2004	$382,908	$1,187,584	$(295,415)	$1,275,077
Capital improvements, net	—	9,505	—	9,506
Disposition of real estate	—	(83)	—	(84)
In-place rent adjustment	—	—	(39)	(39)
Depreciation expense	—	—	(19,016)	(19,016)

Balances at March 31, 2005	$382,908	$1,197,006	$(314,470)	$1,265,444

In the first quarter of 2005, the Company sold two assets previously classified as properties held for disposition. In February, 2005, the Company sold the 56,000 square foot retail center located at MICC for a sales price was approximately $12.2 million resulting in a gain of $967,000. In addition, in January, 2005, the Company closed on the sale of a 7,100 square foot unit at MICC for a gross sales price of $740,000 resulting in a gain of $142,000. On January 31, 2005, the Company closed on the sale of 8.2 acres of land within the Cornell Oaks project in Beaverton, Oregon for a sales price of approximately $3.6 million resulting in a gain of $1.8 million.

During the third quarter of 2004, the Company concluded that it would likely sell as many as 11 separate units, aggregating 90,000 square feet as well as a 56,000 square foot retail center of its Miami International Commerce Center in Miami, Florida. Accordingly, 9 of the 11 units remaining are classified as assets held for disposition at March 31, 2005. The operations of such are included in discontinued operations.

The following summarizes the condensed results of operations of the properties sold during 2005 and 2004 or held for disposition as of March 31, 2005, which are included in the consolidated statements of income as discontinued operations (unaudited, in thousands):

	For the Three Months
	Ended March 31,
	2005	2004
Rental income	$252	$1,610
Cost of operations	(87)	(580)
Depreciation expense	—	(480)

Income from discontinued operations	$165	$550

4.      Leasing activity

The Company leases space in its real estate facilities to tenants under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues excluding recovery of expenses as of March 31, 2005 under these leases are as follows (unaudited, in thousands):

2005	$142,157
2006	150,326
2007	109,613
2008	77,928
2009	51,071
Thereafter	98,121

$629,216

In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to approximately $6.6 million for the three months ended March 31, 2005 and 2004. These amounts are included as rental income and cost of operations in the accompanying consolidated statements of income.

Leases accounting for approximately 6% of leased square footage are subject to termination options as of March 31, 2005 which are exercisable now or at some future date. In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

5.	Bank Loans

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank with a borrowing limit of $100.0 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.60% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.70%). In addition, the Company is required to pay an annual commitment fee ranging from 0.20% to 0.35% of the borrowing limit (currently 0.25%). The Company had no balance outstanding as of March 31, 2005 and December 31, 2004 .

The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.45 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively, (iii) maintain a minimum tangible net worth (as defined) and (iv) limit distributions to 95% of funds from operations (as defined) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company’s unsecured recourse debt) or sell assets. The Company was in compliance with the covenants of the Credit Facility at March 31, 2005.

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

6.	Mortgage notes payable

		December 31,
	March 31, 2005	2004
Mortgage notes consist of the following (unaudited, in thousands):
8.19% mortgage note, principal and interest payable monthly, due March 2007	$5,511	$5,578
7.29% mortgage note, principal and interest payable monthly, due February 2009	5,754	5,789

	$11,265	$11,367

At March 31, 2005, approximate principal maturities of mortgage notes payable are as follows (unaudited, in thousands):

2005	$318
2006	455
2007	5,169
2008	179
2009	5,144

$11,265

7.	Minority interests

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

At March 31, 2005, there were 7,305,355 common units owned by PSI and affiliated entities, which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at March 31, 2005, the minority interest units would convert into approximately 25% of the common shares outstanding. Combined with PSI’s common stock ownership, on a fully converted basis, PSI has a combined ownership of approximately 44% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests’ equity in the Company.

Preferred partnership units

Through the Operating Partnership, the Company has issued the following preferred units in separate private placement transactions (in thousands):

		Earliest		March 31, 2005		December 31, 2004
		Redemption	Dividend	Units		Units
Series	Issuance Date	Date	Rate	Outstanding	Amount	Outstanding	Amount
				(unaudited)
Series Y	July 2000	July 2005	8.875%	480	$12,000	480	$12,000
Series E	September 2001	September 2006	9.250%	2,120	53,000	2,120	53,000
Series G	October 2002	October 2007	7.950%	800	20,000	800	20,000
Series J	May & June 2004	May 2009	7.500%	1,710	42,750	1,710	42,750

				5,110	$127,750	5,110	$127,750

On April 23, 2004 the Company redeemed 510,000 units of its 8.875% Series B Cumulative Redeemable Preferred Units for approximately $12.8 million. In accordance with EITF D-42, the redemptions resulted in a reduction of net income allocable to common shareholders of approximately $267,000 for the three months ended March 31, 2004, and a corresponding increase in the allocation of income to minority interests equal to the excess of the redemption amount over the carrying amount of the redeemed securities.

The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of March 31, 2005 the Company had approximately $3.5 million of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.

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

The property management contract with PSI is for a seven year term with the term being automatically extended one year on each anniversary. At any time, either party may notify the other that the contract is not to be extended, in which case the contract will expire on the first anniversary of its then scheduled expiration date. For PSI affiliate owned properties, PSI can cancel the property management contract upon 60 days notice while the Operating Partnership can cancel upon seven years notice. Management fee revenues under these contracts were $145,000 and $138,000 for the three months ended March 31, 2005 and 2004, respectively.

9.	Shareholders’ equity

Preferred stock

As of March 31, 2005 and December 31, 2004, the Company had the following series of preferred stock outstanding (in thousands, except shares outstanding amounts):

		Earliest		March 31, 2005		December 31, 2004
		Redemption	Dividend	Shares		Shares
Series	Issuance Date	Date	Rate	Outstanding	Amount	Outstanding	Amount
				(unaudited)
Series D	May, 2001	May, 2006	9.500%	2,634	$65,850	2,634	$65,850
Series F	January, 2002	January, 2007	8.750%	2,000	50,000	2,000	50,000
Series H	January & October, 2004	January, 2009	7.000%	8,200	205,000	8,200	205,000
Series I	April, 2004	April, 2009	6.875%	3,000	75,000	3,000	75,000
Series K	June, 2004	June, 2009	7.950%	2,300	57,500	2,300	57,500
Series L	August, 2004	August, 2009	7.600%	2,300	57,500	2,300	57,500

				20,434	$510,850	20,434	$510,850

Holders of the Company’s preferred stock are not entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends. As of March 31, 2005 the Company had approximately $17.3 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Subsequent to March 31, 2005, the Company issued 3.3 million depositary shares each representing 1/1,000 of a share of the 7.200% Cumulative Preferred Stock, Series M, at a par value of $25.00 per depositary share. The intended use of the proceeds from the offering will be to fund future preferred equity redemptions.

On April 30, 2004 the Company redeemed 2.1 million depositary shares of its 9.250% Cumulative Preferred Stock, Series A for approximately $52.8 million. In accordance with EITF Topic D-42, the redemption resulted in a reduction of net income allocable to common shareholders of approximately $1.9 million for the three months ended March 31, 2004 equal to the excess of the redemption amount over the carrying amount of the redeemed securities.

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

The Company recorded approximately $9.8 million and $7.8 million in distributions to its preferred shareholders for the three months ended March 31, 2005 and 2004, respectively. The distributions for the three months ended March 31, 2004 include approximately $1.9 million of non-cash distributions related to EITF Topic D-42.

Common Stock

The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 4.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Since the inception of the program (March 2000), the Company has repurchased an aggregate total of 2.6 million shares of common stock and 30,484 units in its Operating Partnership at an aggregate cost of approximately $70.7 million (average cost of $26.66 per share/unit). No shares were repurchased in 2004 or 2005.

The Company paid approximately $6.3 million ($0.29 per common share) in distributions to its common shareholders for the three months ended March 31, 2005 and 2004. Pursuant to restrictions imposed by the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

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

11.	Stock-Based Compensation

PSB has a 1997 Stock Option and Incentive Plan (the “1997 Plan”) and a 2003 Stock Option and Incentive Plan (the “2003 Plan”), each covering 1.5 million shares of PSB’s common stock. Under the 1997 Plan and 2003 Plan, PSB has granted non-qualified options to certain directors, officers and key employees to purchase shares of PSB’s common stock at a price no less than the fair market value of the common stock at the date of grant.

Through December 31, 2001, the Company elected to adopt the disclosure requirements of FAS 123 but continue to account for stock-based compensation under APB 25. Effective January 1, 2002, the Company adopted the Fair Value Method of accounting for stock options. As required by the transition requirements of FAS 123, as amended by FAS 148, the Company will recognize compensation expense in the income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002, but continue to disclose the pro-forma impact of utilizing the Fair Value Method on stock options issued prior to January 1, 2002. As a result, included in the Company’s income statement for the three months ended March 31, 2005 and 2004 is approximately $92,000 and $114,000, respectively, in stock option compensation expense related to options granted after January 1, 2002.

The weighted average grant date fair value of the options for the three months ended March 31, 2004 was $5.90, per share. The Company did not grant any options during the three months ended March 31, 2005. Had compensation cost for the 1997 Plan for options granted prior to December 31, 2001 been determined based on the fair value at the grant date for awards under the Plan consistent with the method prescribed by SFAS No. 123, the Company’s pro forma net income available to common shareholders would have been as follows (in thousands, except per share amounts):

	For the three months ended
	March 31,
	2005	2004
Net income allocable to common shareholders, as reported	$7,324	$4,158
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards	—	84

Net income allocable to common shareholders, as adjusted	$7,324	$4,074

Earnings per share:
Basic as reported	$0.34	$0.19

Basic as adjusted	$0.34	$0.19

Diluted as reported	$0.33	$0.19

Diluted as adjusted	$0.33	$0.19

For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the three months ended March 31, 2004: a dividend yield of 2.6%; expected volatility of 17.0%; expected life of five years; and a risk-free interest rate of 2.74%. The pro forma effect on net income allocable to common shareholders during the three months ended March 31, 2004, may not be representative of the pro forma effect on net income allocable to common shareholders in future years.

During the three months ended March 31, 2005, 46,696 stock options were exercised for approximately $1.2 million.

The Company has granted 196,250 restricted stock units under the 1997 Plan and 2003 Plan since inception. As of March 31, 2005 103,700 restricted stock units were outstanding. The restricted stock units were granted at a zero exercise price. The fair market value of the restricted stock units at the date of grant ranged from $24.02 to $45.51 per restricted stock unit. The restricted stock units granted prior to August, 2002 (88,000 units) are subject to a five-year vesting schedule, with 30% of the units vesting in year three, 30% in year four and 40% in year five. Restricted stock units granted subsequent to August, 2002 (108,250 units) are subject to a six year vesting schedule, with none of the units vesting in year one and 20% of the units vesting in each of the next five years. Compensation expense of $35,000 and $208,000 related to these units was recognized during the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, 8,050 restricted stock units vested; of this amount, 4,909 shares were issued, net of shares applied to payroll taxes.

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

Overview

     The Company owns and operates approximately 17.9 million rentable square feet of flex, industrial and office properties located in eight states.

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

     In 2004, the Company continued to experience the effects of a generally slow economy and a particularly difficult real estate market heavily favoring tenants. These market conditions impacted many aspects of the Company’s business including occupancy levels, rental rates and transaction costs. Market conditions, characterized by weak demand and over supply, resulted in downward pressure on rental rates coupled with increased necessity to give rental concessions in the form of free rent. In addition, the Company continued to experience increasing tenant improvement costs during 2004. During 2005, some of the Company’s stronger markets, such as Southern California and Washington Metro may experience upward trends in rental rates, coupled with reduced rent concessions and tenant improvement costs. These conditions could be offset by markets such as Portland, Austin, and Dallas, which have experienced decreases in occupancies and rental rates and increases in capital expenditures. See further discussion of operating results below.

Critical Accounting Policies and Estimates:

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in this Form 10-Q. We believe our most critical accounting policies relate to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, depreciation, accruals of operating expenses and accruals for contingencies, each of which we discuss below.

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

          Allowance for Doubtful Accounts: Rental revenue from our tenants is our principal source of revenue. We monitor the collectibility of our receivable balances including the deferred rent receivable on an on-going basis. Based on these reviews, we maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible tenant receivables and deferred rent. As discussed below, management’s determination of the adequacy of these allowances requires significant judgments and estimates. Management’s estimate of the required allowance is subject to revision as the factors discussed below change and is sensitive to the effect of economic and market conditions on our tenants.

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

     Effect of Economic Conditions on the Company’s Operations: During 2003 and 2004, the Company had been affected by the slowdown in economic activity in certain markets. These effects include a decline in occupancy rates, a reduction in market rental rates, increased rent concessions, tenant improvement allowances and lease commissions, slower than expected lease-up of the Company’s newly acquired properties, increased tenant defaults and the termination of leases pursuant to early termination options. In 2005, the Company anticipates that certain conditions in these challenged markets, such as occupancy and capitalized leasing costs may stabilize. Properties in the Company’s healthier markets may experience sustained or nominal rental rate increases as well as increased occupancy.

     The reduction in occupancies and market rental rates in these challenged markets has been the result of several factors related to general economic conditions. There are more businesses contracting than expanding, more businesses failing than starting-up and general uncertainty for businesses, resulting in slower decision-making and requests for shorter-term leases. There is also more competing vacant space, including substantial amounts of sub-lease space, in many of the Company’s challenged markets. Many of the Company’s properties have lower vacancy rates than the average rates for the markets in which they are located; consequently, the Company may have difficulty in maintaining its occupancy rates as leases expire.

     The Company has a lease with Footstar that generates less than 1% of our revenues. Footstar and its affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Laws in 2004. In connection with such filing, they immediately rejected one of two leases with the Company. The rejected lease consisted of approximately 60,000 square feet in Dallas, Texas, with annual rents of approximately $620,000. The court has not approved Footstar’s petition to reject the remaining lease. The Company has taken back approximately 13,400 square feet of the original 57,000 square foot lease in order to execute a lease with another tenant. The remaining Footstar lease generates annual rents of approximately $740,000. In September 2004, the Company restructured a 134,000 square foot lease with a previous top ten tenant in Northern California that reset the term to 10 years and reduced the initial monthly rents by approximately $120,000 per month, with annual increases thereafter. Additionally, a tenant occupying approximately 91,000 square feet in Northern California, with annual rents of approximately $600,000, filed for protection under Chapter 11 of the U.S. Bankruptcy Laws on April 12, 2005. On April 19, 2005 the petition to reject the Company’s lease was accepted by the court. The tenant vacated prior to filing the petition, which has allowed the Company to actively market the space. Several other tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.

     Effect of Economic Conditions on the Company’s Primary Markets: The Company has concentrated its operations in nine markets. Each of these markets has been affected by the slowdown in economic activity in some way. The Company’s overall view of these markets as of March 31, 2005, is summarized below. Overall, during the three months ended March 31, 2005, the Company has seen rental rates on new leases and renewed leases within its portfolio decrease by an average of 1.6% from the most recent in place rents prior to renewal or replacement. The Company has compiled the market occupancy information set forth below using third party reports for these respective markets. These sources are deemed to be reliable by the Company, but there can be no assurance that these reports are accurate.

     The Company owns approximately 3.7 million square feet in Southern California. This is one of the more stable markets in the country but continues to experience relatively flat, or modestly increasing, rental rates. Vacancy rates have decreased slightly throughout Southern California for flex, industrial and office space, and range from 10.4% to 14.2% for office and less than 4% for industrial, depending on submarkets and product type. The Company’s vacancy rate at March 31, 2005 was approximately 5.1%.

     The Company owns approximately 2.8 million square feet in Northern Virginia, where the overall market vacancy rate was 10.7% as of March 31, 2005. Suburban Washington D.C. submarkets have continued to be positively impacted by increased federal government spending on defense and national security. The Company’s vacancy rate at March 31, 2005 was 4.9%.

     The Company owns approximately 1.2 million square feet in Maryland. The portfolio is primarily located in the Montgomery County submarket which remains stable, with signs of some increase in rental rates. The Company expects the business of the federal government, defense contractors and the biotech industry will likely remain strong in 2005. The Company’s vacancy rate at March 31, 2005 was 4.9%.

     The Company owns approximately 1.5 million square feet in Northern California with a concentration in South San Francisco, Sacramento, Santa Clara and North San Jose submarkets of Silicon Valley. The vacancy rates in these submarkets stand at 20%, 14% and 21%, respectively. The Company’s vacancy rate at March 31, 2005 was 5.2%.

     The Company owns approximately 1.9 million square feet in the Beaverton submarket of Portland, Oregon. Leasing activity slowed dramatically in 2003 and continued to slow through the first half of 2004. While market conditions have not changed dramatically, the Company has noticed an increase in leasing activity within the market in 2005. The vacancy rate in this market is over 21%. On the supply side, it is unlikely that significant new construction starts will occur during 2005 as a lack of demand and availability has had a negative impact on market rental rates. The Company’s vacancy rate at March 31, 2005 was 19.2%.

     The Company owns approximately 1.7 million square feet in the Dallas Metroplex market. The vacancy rate in Las Colinas, where most of the Company’s properties are located, is nearing 21% for office and 12% for industrial flex. Over the last two years, the number of new properties coming on-line decreased. The Company believes that any new construction could cause vacancy rates to rise and limit opportunities to increase rental rates. The Company’s vacancy rate at December 31, 2004 was 13.7%.

     The Company owns approximately 1.2 million square feet in the Austin and greater Houston markets. The Austin market has been adversely affected by downturns in the technology industry. Softness in this market has increased competition for tenants, resulting in a reduction in rental rates and increased rent concessions, tenant improvement allowances and lease commissions. The Company’s vacancy rate at March 31, 2005 was 18.2%, which was roughly equivalent to market averages.

     In December, 2003, the Company acquired a 3.3 million square foot property located in the Airport West submarket of Miami-Dade County in Florida. The property’s vacancy rate upon acquisition was approximately 16.6%, compared to a vacancy rate of approximately 11.1% for the entire submarket. The property is located less than one mile from the cargo entrance of the Miami International Airport, which is recognized as one of the nation’s busiest cargo and passenger airports. The Company’s vacancy rate at March 31, 2005 was 10.8%, compared to 10.9% for the submarket.

     The Company owns approximately 679,000 square feet in the Phoenix market. Overall, the Phoenix market has been characterized by steady growth. The vacancy rate in this market is over 8%. The Company’s vacancy rate at March 31, 2005 was 6.0% .

     Growth of the Company’s Operations and Acquisitions and Dispositions of Properties : During 2005, the Company is focused on maximizing cash flow from its existing portfolio of properties and through acquisitions and dispositions of properties, expanding its presence in existing and new markets through strategic acquisitions and strengthening its balance sheet, primarily through the issuance of preferred equity. The Company has historically maintained low debt and overall leverage levels through the issuance of preferred equity; this approach is intended to provide the Company with the flexibility for future growth needed to issue additional common stock.

     In 2004, the Company acquired a 165,000 square foot office complex in Fairfax, Virginia, for $24.1 million. Also, in 2004 the Company sold a flex facility in Austin, Texas, for approximately $1.2 million, a 30,500 square foot building in Beaverton, Oregon for $3.1 million, two units at MICC totaling approximately 17,000 square feet for gross proceeds of $1.9 million and two flex parks totaling approximately 400,000 square feet in Maryland for approximately $44.2 million. In connection with these sales, the Company reported an aggregate gain of $15.5 million.

     In February, 2005, the Company sold the 56,000 square foot retail center located at MICC for a sales price of approximately $12.2 million. In addition, in January, 2005, the Company closed on the sale of a 7,100 square foot unit at MICC for a sales price of $740,000 and closed on the sale of 8.2 acres of land within the Cornell Oaks project in Beaverton, Oregon for a sales price of approximately $3.6 million. The Company reported a combined gain of $2.9 million on the sale of these three assets.

     During the third quarter of 2004 the Company concluded that it would likely proceed with the sale of certain assets. Accordingly, such assets have been classified as assets held for disposition and the operations of such assets have been reflected as discontinued operations. Included in assets held for sale at March 31, 2005 are 9 units, aggregating approximately 76,000 square feet at Miami International Commerce Center (“MICC”).

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

Three Months Ended March 31, 2005 Compared To Three Months Ended March 31, 2004

     Results of Operations: Net income allocable to common shareholders for the three months ended March 31, 2005 was $7.3 million or $0.33 per diluted share compared to $4.2 million or $0.19 per diluted share for the same period in 2004. The change resulted primarily from a gain on the disposition of real estate of $2.9 million in the first quarter of 2005. In addition, the Company reported non-cash distributions of $2.1 million during the first quarter of 2004 related to the redemption of preferred equity in April 2004 and the application of EITF Topic D-42. These non-cash distributions were partially offset by an increase of $1.7 million in preferred equity distributions related to preferred stock issuances throughout 2004

     Revenues increased $2.1 million for the three months ended March 31, 2005 over the same period in 2004 as a result of continued lease up of the Company’s portfolio.

     The Company’s property operations account for almost all of the net operating income earned by the Company. The following table presents the operating results of the properties for the three months ended March 31, 2005 and 2004 in addition to other income and expense items affecting income from continuing operations. The Company breaks out Same

Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot amounts):

	Three Months Ended
	March 31,
	2005	2004	Change
Rental income:
Same Park facilities (17.7 million net rentable square feet) (1)	$54,944	$53,610	2.5%
Other facilities (165,000 net rentable square feet) (2)	797	—	100.0%

Total rental income	55,741	53,610	4.0%

Cost of operations (excluding depreciation):
Same Park facilities	16,084	16,116	(0.2%)
Other facilities	304	—	100.0%

Total cost of operations (excluding depreciation)	16,388	16,116	1.7%

Net operating income (rental income less cost of operations) (3):
Same Park facilities	38,860	37,494	3.6%
Other facilities	493	—	100.0%

Total net operating income	39,353	37,494	5.0%

Other income and expenses:
Facility management fees	145	155	(6.5)%
Interest and other income	398	27	1,374.1%
Interest expense	(282)	(1,266)	(77.7%)
Depreciation and amortization	(19,016)	(17,404)	9.3%
General and administrative	(1,438)	(1,091)	31.8%

Income before discontinued operations and minority interest	$19,160	$17,915	6.9%

Same Park gross margin(4)	70.7%	69.9%	1.1%

Same Park weighted average for period:
Occupancy	90.8%	88.6%	2.5%
Annualized realized rent per square foot(5)	$13.69	$13.69	0.0%

(1)	See “Supplemental Property Data and Trends” below for a definition of Same Park facilities.

(2)	Represents assets owned by the Company as of March 31, 2005 that are not included in the Same Park facilities.

(3)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” below for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with generally accepted accounting principles.

(4)	Gross margin is computed by dividing NOI by rental income.

(5)	Realized rent per square foot represents the actual revenues earned per occupied square foot.

     Concentration of Portfolio by Region: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables) from continuing operations are summarized for the three months ended March 31, 2005 by major geographic region below. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them as well as the investor the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from these financial measures as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of as asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with generally accepted accounting principles. The table below reflects rental income, operating expenses and NOI from continuing operations for the three months ended March 31, 2005 based on geographical concentration. The total of all regions is equal to the amount of rental income and cost of operations recorded by the Company in accordance with Generally Accepted Accounting Principles (GAAP). We have also included the most comparable GAAP measure which includes total depreciation and amortization. The percent of totals by region reflects the actual contribution to rental income, cost of operations and NOI during the period from properties included in continuing operations (in thousands):

Three Months Ended March 31, 2005:

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,663	20.5%	13,478	24.2%	3,615	22.0%	9,863	25.1%
Northern California	1,497	8.4%	4,511	8.1%	1,090	6.7%	3,421	8.7%
Southern Texas	1,163	6.5%	2,280	4.1%	1,005	6.1%	1,275	3.3%
Northern Texas	1,689	9.4%	3,686	6.6%	1,075	6.6%	2,611	6.6%
Florida	3,191	17.9%	5,387	9.7%	1,796	11.0%	3,591	9.1%
Virginia	2,786	15.6%	11,456	20.6%	3,611	22.0%	7,845	19.9%
Maryland	1,242	7.0%	6,096	10.9%	1,682	10.3%	4,414	11.2%
Oregon	1,939	10.9%	7,157	12.8%	1,888	11.5%	5,269	13.4%
Arizona	679	3.8%	1,690	3.0%	626	3.8%	1,064	2.7%

Total before depreciation and Amortization	17,849	100%	55,741	100%	$16,388	100%	$39,353	100%

Depreciation and amortization			—		19,016		(19,016)

Total based on GAAP			$55,741		$35,404		$20,337

     Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of March 31, 2005. The Company analyzes this concentration to minimize significant industry exposure risk.

Computer hardware, software, and related service	12.4%
Business services	12.0%
Government	9.9%
Contractors	9.5%
Financial services	9.1%
Warehouse, transportation, logistics	8.4%
Retail	6.2%
Home furnishing	4.6%
Electronics	4.4%
Communications	4.0%

80.5%

     The information below depicts the Company’s top ten customers by annual rents as of March 31, 2005 (in thousands):

Tenants	Square Footage	Annual Rents	% of Total Annual Rents
U.S. Government	463	$10,206	4.6%
Citigroup	262	3,805	1.7%
Intel	214	3,679	1.7%
County of Santa Clara	97	2,951	1.3%
IBM	180	2,676	1.2%
Axcelis Technologies	89	1,656	0.7%
Wells Fargo	102	1,571	0.7%
AARP	102	1,398	0.6%
Welch Allyn Protocol, Inc.	91	1,357	0.6%
TRW System	58	1,319	0.6%

	1,658	$30,618	13.7%

     Of the leases included in the above list, approximately 19.4% of the total square footage is currently scheduled to expire in 2005.

     Supplemental Property Data and Trends: In order to evaluate the performance of the Company’s overall portfolio over two given periods, management analyzes the operating performance of a consistent group of properties owned and operated throughout both those years. The Company refers to those properties as the Same Park facilities. For the three months ended March 31, 2005 and 2004, the Same Park facilities constitute 17.7 million net rentable square feet, include all assets included in continuing operations that the Company owned and operated from January 1, 2004 through March 31, 2005, and represent approximately 99% of the weighted average square footage of the Company’s portfolio for 2005.

     Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables) from continuing operations are summarized for the three months ended March 31, 2005 and 2004 by major geographic region below. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with generally accepted accounting principles.

     The following table summarizes the Same Park operating results by major geographic region for the three months ended March 31, 2005 and 2004. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2004 (referred to as “Other Facilities”). The impact of these properties is included in Other Facilities in the table below (in thousands):

	Revenues	Revenues		Cost of Operations	Cost of Operations		NOI	NOI
	March 31,	March 31,	Increase	March 31,	March 31,	Increase	March 31,	March 31,	Increase
Region	2005	2004	(Decrease)	2005	2004	(Decrease)	2005	2004	(Decrease)
Southern California	13,478	12,779	5.5%	3,615	3,518	2.8%	9,863	9,261	6.5%
Northern California	4,511	5,000	(9.8%)	1,090	1,164	(6.4%)	3,421	3,836	(10.8%)
Southern Texas	2,280	2,539	(10.2%)	1,005	1,110	(9.5%)	1,275	1,429	(10.8%)
Northern Texas	3,686	3,499	5.3%	1,075	1,339	(19.7%)	2,611	2,160	20.9%
Florida	5,387	5,099	5.6%	1,796	1,788	0.4%	3,591	3,311	8.5%
Virginia	10,659	10,955	(2.7%)	3,307	3,243	2.0%	7,352	7,712	(4.7%)
Maryland	6,096	5,963	2.2%	1,682	1,666	1.0%	4,414	4,297	2.7%
Oregon	7,157	6,066	18.0%	1,888	1,576	19.8%	5,269	4,490	17.3%
Arizona	1,690	1,710	(1.2%)	626	712	(12.1%)	1,064	998	6.6%

Total Same Park	54,944	53,610	2.5%	16,084	16,116	(0.2%)	38,860	37,494	3.6%
Other Facilities	797	—	100.0%	304	—	100.0%	493	—	100.0%

Total before depreciation and amortization	55,741	53,610	4.0%	16,388	16,116	1.7%	39,353	37,494	5.0%
Depreciation and Amortization	—	—	—	19,016	17,404	9.3%	(19,016)	(17,404)	9.3%

Total based on GAAP	55,741	53,610	4.0%	35,404	33,520	5.6%	20,337	20,090	1.2%

Southern California (Same Park)

This region includes San Diego, Orange and Los Angeles Counties. The increase in revenues is the result of a stable market with a diverse economy. Weighted average occupancies have increased from 92.4% for the first three months in 2004 to 95.2% for the first three months in 2005. Annualized realized rent per foot increased 2.4% from $15.10 per foot for the first three months in 2004 to $15.46 per foot for the first three months in 2005.

Northern California (Same Park)

This region includes San Jose, San Francisco and Sacramento, including 1,025,000 square feet in the Silicon Valley, a market that has been devastated by the technology slump. The Company benefited from the early renewal of large leases in its Silicon Valley portfolio and relative strength in the Sacramento market. Weighted average occupancies have outperformed the market, yet they have decreased from 95.6% for the first three months in 2004 to 94.6% for the first three months in 2005. Annualized realized rent per foot decreased 8.9% from $13.98 per foot for the first three months in 2004 to $12.74 per foot for the first three months in 2005.

Southern Texas (Same Park)

This includes Austin and Houston. Austin was among the hardest hit due to the technology slump and the Company’s operating results reflect the effects of sharply reduced market rental rates, higher vacancies and business failures. The leasing activity in the Austin market has increased in late 2004 into 2005. The Houston market has experienced some decline in operating conditions, primarily due to the loss of certain large tenants. Weighted average occupancies have decreased from 87.0% for the first three months in 2004 to 81.8% for the first three months in 2005. Annualized realized rent per foot decreased 4.5% from $10.04 per foot for the first three months in 2004 to $9.59 per foot for the first three months in 2005.

Northern Texas (Same Park)

This region consists of the Company’s Dallas portfolio, which continues to be negatively impacted by the lingering effects of the slowdown in the telecommunications industry, however there are signs of recovery. Weighted average occupancies have increased from 84.4% for the first three months in 2004 to 84.6% for the first three months in 2005. Annualized realized rent per foot increased 5.2% from $9.81 per foot for the first three months in 2004 to $10.32 per foot for the first three months in 2005.

Florida (Same Park)

This region consists of facilities in the sub-market of Miami-Dade County. The park is located less then 1 mile from the Miami International Airport, which is considered one of the busiest in the country Weighted occupancies have increased 8.3% from 83.0% for the first three months in 2004 to 91.4% for the first three months in 2005. Annualized realized rent per foot decreased 4.0% from $7.70 per foot for the first three months in 2004 to $7.39 for the first three months in 2005.

Virginia (Same Park)

This region includes all major Northern Virginia submarkets surrounding the Washington D.C. metropolitan area. Virginia has been negatively impacted in the Chantilly and Herndon submarkets as a result of the technology and telecommunications industry slowdown. Other submarkets have been positively impacted by increased federal government spending. Weighted average occupancies have decreased from 96.2% for the first three months in 2004 to 95.5% for the first three months in 2005. Annualized realized rent per foot decreased 2.1% from $17.39 per foot for the first three months in 2004 to $17.03 per foot for the first three months in 2005.

Maryland (Same Park)

This region consists primarily of facilities in Prince Georges County and Montgomery County. Despite increased occupancy, this market is experiencing the effects of the telecommunications slowdown with lower rental rates. Weighted average occupancies are 87.7% for the first three months in 2004 and 93.3% for the first three months in 2005. Annualized realized rent per foot decreased 3.9% from $21.89 per foot for the first three months in 2004 to $21.04 per foot for the first three months in 2005.

Oregon (Same Park)

This region consists primarily of three business parks in the Beaverton submarket of Portland. Oregon has been one of the markets hardest hit by the technology slowdown. The slowdown began in 2003 and continued through 2004, with lease terminations and expirations resulting in significant declines in rental revenue. Going into 2005, the market has experienced an increase in activity that may indicate the market has bottomed and may being to improve.

Weighted average occupancies have increased from 78.1% for the first three months in 2004 to 80.4% for the first three months in 2005. Annualized realized rent per foot increased 14.5% from $16.03 per foot for the first three months in 2004 to $18.36 per foot for the first three months in 2005.

Arizona (Same Park)

This region consists primarily of Phoenix and Tempe. Weighted average occupancies have decreased from 94.3% for the first three months in 2004 to 93.3% for the first three months in 2005. Annualized realized rent per foot decreased 0.2% from $10.69 per foot for the first three months in 2004 to $10.67 for the first three months in 2005.

Other Facilities

In May, 2004, the Company acquired one asset consisting of 165,000 square feet for $22.4 million. During the three months ended March 31, 2005 this recently acquired asset (referred to as Other Facilities) contributed $797,000 in revenues less cost of operations of $304,000.

     Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the three months ended March 31, 2005, $145,000 in revenue was recognized from facility management operations compared to $155,000 for the same period in 2004.

     Cost of Operations: Cost of operations for the three months ended March 31, 2005 was $16.4 million compared to $16.1 million for the same period in 2004, an increase of 1.9%. Cost of operations as a percentage of rental income remained fairly consistent for the three months ended March 31, 2005 and 2004 at 29.4% and 30.1%, respectively.

     Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended March 31, 2005 was $19.0 million compared to $17.4 million for the same period in 2004. This increase is primarily due to depreciation expense on capital and tenant improvements acquired during 2004.

     General and Administrative Expense: General and administrative expense consisted of the following expenses (in thousands):

	For the Three Months Ended
	March 31,		Increase
	2005	2004	(Decrease)
Compensation expense	845	575	47.0%
Professional fees	170	78	117.9%
Stock option and stock compensation expense	119	143	(16.8%)
Other expenses	304	295	3.1%

	1,438	1,091	31.8%

For three months ended March 31, 2005, general and administrative costs have increased $347,000 or 31.8% over the same period in 2004. The primary cause of the increase relates to payroll expenses as a result of the addition of the Company’s Chief Operating Officer along with additional resources in the Company’s finance group.

     Interest and Other Income: Interest and other income reflect earnings on cash balances and dividends on marketable securities in addition to miscellaneous income items. Interest income was $340,000 for the three months ended March 31, 2005 compared to $18,000 for the same period in 2004. The increase is attributable to higher cash balances and higher effective interest rates. Average cash balances and effective interest rates for the three months ended March 31, 2005 were approximately $50.7 million and 2.7%, respectively, compared to $5.5 million and 1.3% respectively, for the same period in 2004.

     Interest Expense: Interest expense was $282,000 for the three months ended March 31, 2005 compared to $1.3 million for the same period in 2004. The decrease is primarily attributable to lower average debt balances in 2005 due to refinancing debt with preferred equity.

     Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $5.1 million ($2.7 million allocated to preferred unit holders and $2.5 million allocated to common unit holders) for the three months ended March

31, 2005 compared to $6.5 million ($5.1 million allocated to preferred unit holders, $1.4 million allocated to common unit holders) for the same period in 2004.

Liquidity and Capital Resources

     Cash and cash equivalents increased 55.4% from $39.7 million at December 31, 2004 to $61.7 million at March 31, 2005. The primary reasons for the increase were the proceeds from the sale of assets during the first quarter as well as retained operating cash flow. Subsequent to March 31, 2005 the Company raised $79.9 million in net proceeds from the issuance of cumulative preferred equity. Proceeds from the issuance will be used to fund future preferred equity redemptions.

     Net cash provided by operating activities for the three months ended March 31, 2005 and 2004 was $36.6 million and $35.8 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements and debt service requirements and to maintain the current level of distributions to shareholders in addition to providing additional cash for future growth, debt repayment, and stock repurchases.

     Net cash provided by investing activities was $5.6 million for the three months ended March 31, 2005 compared to cash used in investing activities of $6.1 million in the three months ended March 31, 2004. During the first quarter of 2005 the Company received $15.3 million in proceeds from the sale of real estate which partially offset by $9.6 million in cash used for capital improvements. For the three months ended March 31, 2004, the Company incurred capital expenditures of $6.1 million. The increase in capital expenditures of $3.5 million is a result of rising transaction costs. Transaction costs, which include tenant improvements and leasing commissions, began to escalate during 2004 and have continued to run at historically high levels as a result of soft market conditions in markets such as Oregon, Texas and Northern California.

     Net cash used in financing activities was $20.2 million for the three months ended March 31, 2005 compared to $30.4 million for the same period of 2004. The decrease of $10.2 million is primarily a result of the use of $17.3 million of operating cash to repay debt and preferred equity partially offset by a reduction in cash provided by the exercise of stock options of approximately $5.3 million.

     The Company’s capital structure is characterized by a low level of leverage. As of March 31, 2005, the Company had two fixed rate mortgages totaling $11.3 million, which represented approximately 1.0% of its total capitalization (based on book value, including minority interest and debt). The weighted average interest rate for the mortgages is approximately 7.73% per annum. The Company had approximately 1.3% of its properties, in terms of net book value, encumbered at March 31, 2005.

     Subsequent to March 31, 2004, the Company issued 3.3 million depositary shares each representing 1/1,000 of a share of the 7.200% Cumulative Preferred Stock, Series M, at a par value of $25.00 per depositary share. The intended use of the proceeds from the offering will be to fund future preferred equity redemptions.

     The Company has an unsecured line of credit (the “Credit Facility”) with Wells Fargo Bank, with a borrowing limit of $100 million and an expiration date of August 1, 2005. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.60% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.70%). In addition, the Company is required to pay an annual commitment fee ranging from 0.20% to 0.35% of the borrowing limit (currently 0.25%). The Company had no balance outstanding as of March 31, 2005 and December 31, 2004.

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

FFO for the Company is computed as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income allocable to common shareholders	$7,324	$4,158
Gain on disposition of real estate	(2,914)	—
Depreciation and amortization	19,016	17,884
Minority interest in income – common units	2,455	1,405

Consolidated FFO allocable to common shareholders and minority interests	25,881	23,447
FFO allocated to minority interests – common units	(6,496)	(5,889)

FFO allocated to common shareholders	$19,385	$17,558

FFO allocated to common shareholders for the three months ended March 31, 2005, increased 10.4% from the same period in 2004. FFO for the three months ended March 31, 2004 included non-cash distributions of $2.1 million related to the application of EITF Topic D-42 and the redemption of preferred equity completed in April 2004. The change in FFO relates to an increase in the Same Park operating results of approximately $1.9 million and Other Facility operating results of $493,000, offset by an increase in preferred equity distributions.

     Capital Expenditures: During the three months ended March 31, 2005, the Company incurred approximately $8.3 million in recurring capital expenditures or $0.46 per weighted average square foot owned. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate of its current economic value. During the three months ended March 31, 2004, the Company incurred approximately $5.1 million in recurring capital expenditures or $0.28 per weighted average square foot owned. Recurring capital expenditures may be at higher levels over the remainder of 2005 similar to 2004. The following table shows total capital expenditures for the stated periods (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Recurring capital expenditures	$8,340	$5,119
Property renovations and other capital expenditures	1,288	1,007

Total capital expenditures	$9,628	$6,126

     Stock Repurchase: The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 4.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Since the inception of the program (March 2000), the Company has repurchased an aggregate total of 2.6 million shares of common stock and 30,484 common units in its operating partnership at an aggregate cost of approximately $70.7 million (average cost of $ 26.66 per share/unit). No shares were repurchased during the three months ended March 31, 2005.

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

     Related Party Transactions: At March 31, 2005, PSI owned 25% of the outstanding shares of the Company’s common stock (44% upon conversion of its interest in the Operating Partnership) and 25% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Ronald L. Havner, Jr., the Company’s chairman (and until August 2003 also the Chief Executive Officer), is also the vice-chairman, chief executive officer and a director of PSI.

     Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services, which are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled approximately $85,000 and $84,000 or each of the three months ended March 31, 2005 and 2004, respectively. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $145,000 and $138,000 for the three months ended March 31, 2005, and 2004, respectively. In addition, through the first quarter of 2004, the Company combined its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation (“Stor-Re”). Stor-Re provides limited property and liability insurance to the Company at commercially competitive rates. The Company and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re’s limitations.

     Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.

ITEM 2A. RISK FACTORS

     In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating our company and our business.

Public Storage has significant influence over us.

     At March 31, 2005, Public Storage and its affiliates owned 25% of the outstanding shares of our common stock (44% upon conversion of its interest in our operating partnership) and 25% of the outstanding common units of our operating partnership (100% of the common units not owned by us). Also, Ronald L. Havner, Jr., our Chairman of the Board, is also Vice-Chairman, Chief Executive Officer and a Director of Public Storage and Harvey Lenkin, one of our Directors, is President, Chief Operating Officer, and a Director of Public Storage. Consequently, Public Storage has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the operating partnership. In addition, Public Storage’s ownership may make it more difficult for another party to take over our company without Public Storage’s approval.

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

     Our board can set the terms of certain securities without shareholder approval. Our board of directors is authorized, without shareholder approval, to issue up to 50.0 million shares of preferred stock and up to 100.0 million shares of equity stock, in each case in one or more series. Our board has the right to set the terms of each of these series of stock. Consequently, the board could set the terms of a series of stock that could make it difficult (if not impossible) for another party to take over our company even if it might be favorable to our public shareholders. Our articles of incorporation also contain other provisions that could have the same effect. We can also cause our operating partnership to issue additional interests for cash or in exchange for property.

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

     We may encounter significant delays and expense in reletting vacant space, or we may not be able to relet space at existing rates, in each case resulting in losses of income: When leases expire, we will incur expenses in retrofitting space and we may not be able to release the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. Our properties as of March 31, 2005 generally have lower vacancy rates than the average for the markets in which they are located, and leases accounting for 17.7% of our annual rental income expire in 2005 and 21.6% in 2006. While we have estimated our cost of renewing leases that expire in 2005 and 2006, our estimates could be wrong. If we are unable to release space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.

     Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty in collecting from tenants in default, particularly if they declare bankruptcy. This could affect our cash flow and distributions to shareholders. Since many of our tenants are non-rated private companies, this risk may be enhanced.

     The Company has a lease with Footstar that generates less than 1% of our revenues. Footstar and its affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Laws in 2004. In connection with such filing, they immediately rejected one of two leases with the Company. The rejected lease consisted of approximately 60,000 square feet in Dallas, Texas, with annual rents of approximately $620,000. The court has not approved Footstar’s petition to reject the remaining lease. The Company has taken back approximately 13,400 square feet of the original 57,000 square foot lease in order to execute a lease with another tenant. The remaining Footstar lease generates annual rents of approximately $740,000. In September 2004, the Company restructured a 134,000 square foot lease with a previous top ten tenant in Northern California that reset the term to 10 years and reduced the initial monthly rents by approximately $120,000 per month, with annual increases thereafter. Additionally, a tenant occupying approximately 91,000 square feet in Northern California, with annual rents of approximately $600,000, filed for protection under Chapter 11 of the U.S. Bankruptcy Laws on April 12, 2005. On April 19, 2005 the petition to reject the Company’s lease was accepted by the court. The tenant vacated prior to filing the petition, which has allowed the Company to actively market the space. Several other tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.

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

     The Americans with Disabilities Act of 1990 requires that access and use by disabled persons of all public accommodations and commercial properties be facilitated. Existing commercial properties must be made accessible to disabled persons. While we have not estimated the cost of complying with this act, we do not believe the cost will be material. We have an ongoing program to bring our properties into what we believe is compliance with the Americans with Disabilities Act.

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

     Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. As of March 31, 2005, Public Storage and its affiliates owned 25% of the outstanding shares of our common stock (44% upon conversion of its interest in our operating partnership). These shares, as well as shares of common stock held by certain other significant stockholders, are eligible to be sold in the public market, subject to compliance with applicable securities laws.

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

     The California budget could affect our company in many ways, including the possible repeal of Proposition 13, which could result in higher property taxes. Reduced state and local government spending and the resulting effects on the state and local economies could have an adverse impact on demand for our space. The budget shortfall could impact our company in other ways that cannot be predicted. Approximately 33.8% of our properties’ net operating income was generated in California for the three months ended March 31, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At March 31, 2005, the Company’s debt as a percentage of shareholders’ equity and minority interest (based on book values) was 0.9%.

     The Company’s market risk sensitive instruments include mortgage notes payable of $11.3 million at March 31, 2005. All of the Company’s mortgage notes payable bear interest at fixed rates. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable and line of credit as of March 31, 2005. Based on borrowing rates currently available to the Company, combined with the amount of fixed rate debt financing, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. As of the end of the fiscal quarter ended March 31, 2005, the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal quarter ended March 31, 2005, the Company’s disclosure controls and procedures were effective.

     (b) Changes in internal control over financial reporting. There has not been any change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information contained in Note 10 to the Consolidated Financial Statements in this Form 10-Q regarding legal proceedings is incorporated by reference in this Item 1.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     In March 2000, the Company publicly announced that the Board of Directors had authorized the repurchase of up to 4.5 million shares of the Company’s Common Stock (the “Program”). The Company has repurchased an aggregate of 2.6 million shares of Common Stock under the Program since inception. The Company did not repurchase any shares of Common Stock under the Program during the three months ended March 31, 2005. Unless terminated earlier by resolution of the Board of Directors, the Program will expire when the Company has repurchased all shares of Common Stock authorized for repurchase thereunder.

ITEM 6. EXHIBITS

     Exhibits

Exhibit 3.1	Certificate of Determination of Preferences of 7.20% Cumulative Preferred Stock, Series M of PS Business Parks, Inc. filed with Registrant’s Current Report on Form 8-K, dated April 28, 2005 and incorporated herein by reference.

Exhibit 4.1	Deposit Agreement Relating to 7.20% Cumulative Preferred Stock, Series M of PS Business Parks, Inc., dated as of May 2, 2005. Filed with Registrant’s Current Report on Form 8-K dated April 28, 2005 and incorporated herein by reference.

Exhibit 4.2	Specimen Stock Certificate for Registrant’s 7.20% Cumulative Preferred Stock, Series M. Filed with Registrant’s Current Report on Form 8-K dated April 28, 2005 and incorporated herein by reference .

Exhibit 10.1	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. relating to 7.20% Cumulative Preferred Stock, Series M, dated as of May 2, 2005. Filed herewith.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed herewith.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2005

PS BUSINESS PARKS, INC.
BY:	/s/ Edward A. Stokx

Edward A. Stokx Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 3.1	Certificate of Determination of Preferences of 7.20% Cumulative Preferred Stock, Series M of PS Business Parks, Inc. filed with Registrant’s Current Report on Form 8-K, dated April 28, 2005 and incorporated herein by reference.

Exhibit 4.1	Deposit Agreement Relating to 7.20% Cumulative Preferred Stock, Series M of PS Business Parks, Inc., dated as of May 2, 2005. Filed with Registrant’s Current Report on Form 8-K dated April 28, 2005 and incorporated herein by reference.

Exhibit 4.2	Specimen Stock Certificate for Registrant’s 7.20% Cumulative Preferred Stock, Series M. Filed with Registrant’s Current Report on Form 8-K dated April 28, 2005 and incorporated herein by reference .

Exhibit 10.1	Amendment to Agreement of Limited Partnership of PS Business Parks L.P relating to 7.20% Cumulative Preferred Stock, Series M, dated as of May 2, 2005. Filed herewith.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed herewith.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.