Form 10-Q
period 2005-06-30
PS BUSINESS PARKS INC/CA
filed 2005-08-09
CIK 866368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
Yes ☑ No ☐
Number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2005:
Common Stock, $0.01 par value, 21,896,338 shares outstanding

PS BUSINESS PARKS, INC.

PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

		December 31,
	June 30, 2005	2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$149,150	$39,688
Real estate facilities, at cost:
Land	368,764	368,764
Buildings and equipment	1,153,288	1,135,772

	1,522,052	1,504,536
Accumulated depreciation	(317,258)	(280,215)

	1,204,794	1,224,321
Property held for disposition, net	56,643	67,632
Land held for development	10,236	11,583

	1,271,673	1,303,536
Rent receivable	3,127	2,079
Deferred rent receivables	17,602	15,470
Other assets	2,508	3,056

Total assets	$1,444,060	$1,363,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued and other liabilities	$36,280	$38,453
Preferred operating units called for redemption	12,000	—
Mortgage notes payable	11,161	11,367

Total liabilities	59,441	49,820
Minority interests:
Preferred units	115,750	127,750
Common units	168,994	169,295
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 23,734 and 20,434 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	593,350	510,850
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,896,338 and 21,839,667 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	219	218
Paid-in capital	420,356	420,351
Cumulative net income	377,127	343,529
Cumulative distributions	(291,177)	(257,984)

Total shareholders’ equity	1,099,875	1,016,964

Total liabilities and shareholders’ equity	$1,444,060	$1,363,829

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues:
Rental income	$55,357	$51,848	$109,217	$103,543
Facility management fees primarily from affiliates	144	160	289	315

Total operating revenues	55,501	52,008	109,506	103,858

Expenses:
Cost of operations	16,646	15,335	32,544	31,036
Depreciation and amortization	18,513	17,247	36,965	34,061
General and administrative	1,326	1,004	2,764	2,095

Total operating expenses	36,485	33,586	72,273	67,192

Other income and expenses:
Interest and other income	982	51	1,380	78
Interest expense	(280)	(833)	(562)	(2,099)

Total other income and expenses	702	(782)	818	(2,021)

Income from continuing operations before minority interests	19,718	17,640	38,051	34,645

Minority interests in continuing operations:
Minority interest in income — preferred units:
Distributions paid to preferred unit holders	(2,691)	(4,805)	(5,382)	(9,615)
Redemption of preferred operating partnership units	(301)	—	(301)	(267)
Minority interest in income — common units	(1,497)	(1,439)	(2,971)	(2,478)

Total minority interests in continuing operations	(4,489)	(6,244)	(8,654)	(12,360)

Income from continuing operations	15,229	11,396	29,397	22,285

Discontinued operations:
Income from discontinued operations	684	1,368	1,675	2,828
Gain (loss) on disposition of real estate	1,016	(168)	3,930	(168)
Minority interest in income attributable to discontinued operations — common units	(424)	(305)	(1,404)	(671)

Income from discontinued operations	1,276	895	4,201	1,989

Net income	16,505	12,291	33,598	24,274

Net income allocable to preferred shareholders:
Preferred distributions
Preferred distributions paid	10,733	7,085	20,502	13,044
Redemption of preferred stock	—	—	—	1,866

Total preferred distributions	10,733	7,085	20,502	14,910

Net income allocable to common shareholders	$5,772	$5,206	$13,096	$9,364

Net income per common share — basic:
Continuing operations	$0.21	$0.20	$0.41	$0.34
Discontinued operations	$0.06	$0.04	$0.19	$0.09
Net income	$0.26	$0.24	$0.60	$0.43
Net income per common share — diluted:
Continuing operations	$0.20	$0.20	$0.40	$0.34
Discontinued operations	$0.06	$0.04	$0.19	$0.09
Net income	$0.26	$0.24	$0.59	$0.43
Weighted average common shares outstanding:
Basic	21,893	21,808	21,872	21,710

Diluted	22,029	22,016	22,015	21,942

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED June 30, 2005
(Unaudited, in thousands, except share data)

								Total
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity
Balances at December 31, 2004	20,434	$510,850	21,839,667	$218	$420,351	$343,529	$(257,984)	$1,016,964
Issuance of preferred, net of costs	3,300	82,500	—	—	(2,799)	—	—	79,701
Exercise of stock options	—	—	48,696	1	1,290	—	—	1,291
Stock compensation	—	—	7,975	—	774	—	—	774
Net income	—	—	—	—	—	33,598	—	33,598
Distributions paid:
Preferred stock	—	—	—	—	—	—	(20,502)	(20,502)
Common stock	—	—	—	—	—	—	(12,691)	(12,691)
Adjustment to reflect minority interest to underlying ownership interest	—	—	—	—	740	—	—	740

Balances at June 30, 2005	23,734	$593,350	21,896,338	$219	$420,356	$377,127	$(291,177)	$1,099,875

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months
	Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$33,598	$24,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	38,100	36,214
In-place rents adjustment	78	78
Minority interest in income	10,058	13,030
(Gain) loss on disposition of properties	(3,930)	168
Stock compensation expense	433	496
Increase in receivables and other assets	(2,757)	(4,836)
Increase (decrease) in accrued and other liabilities	(1,686)	4,164

Total adjustments	40,296	49,314

Net cash provided by operating activities	73,894	73,588

Cash flows from investing activities:
Capital improvements to real estate facilities	(18,689)	(22,869)
Acquisition of real estate facilities	—	(22,323)
Proceeds from disposition of real estate facilities	16,283	1,077

Net cash used in investing activities	(2,406)	(44,115)

Cash flows from financing activities:
Borrowings on credit facility	—	108,000
Repayment of borrowings on credit facility	—	(203,000)
Repayment of borrowings from an affiliate	—	(100,000)
Principal payments on mortgage notes payable	(206)	(310)
Repayment of unsecured note payable	—	(50,000)
Net proceeds from the issuance of preferred stock	79,701	295,023
Net proceeds from the issuance of preferred units	—	41,532
Exercise of stock options	1,291	6,263
Shelf registration costs	—	(86)
Redemption of preferred stock	—	(52,823)
Redemption of preferred units	—	(12,750)
Distributions paid to preferred shareholders	(20,502)	(13,045)
Distributions paid to minority interests – preferred units	(5,382)	(9,614)
Distributions paid to common shareholders	(12,691)	(12,604)
Distributions paid to minority interests – common units	(4,237)	(4,237)

Net cash provided by (used in) financing activities	37,974	(7,651)

Net increase in cash and cash equivalents	109,462	21,822
Cash and cash equivalents at the beginning of the period	39,688	5,809

Cash and cash equivalents at the end of the period	$149,150	$27,631

Supplemental schedule of non cash investing and financing activities:
Unrealized loss:
Comprehensive (income) on interest rate swap	$—	$(535)
Other comprehensive income (loss)	$—	$535
Adjustment to reflect minority interest to underlying ownership interest:
Minority interest – common units	$(439)	$(150)
Paid-in capital	$439	$150
Effect of EITF Topic D-42:
Cumulative distributions	$—	$(1,866)
Minority interest – common units	$(301)	$(267)
Paid-in capital	$301	$2,133
See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
1.	Organization and Description of Business
PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of June 30, 2005, PSB owned approximately 75% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units were owned by Public Storage, Inc. (“PSI”) and its affiliates. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”
The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of June 30, 2005, the Company owned and operated approximately 17.9 million net rentable square feet of commercial space located in eight states including approximately 650,000 square feet of property held for disposition. The Company also manages approximately 1.2 million net rentable square feet on behalf of PSI and its affiliated entities.
2.	Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
The accompanying consolidated financial statements include the accounts of PSB and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
Use of estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates.
Allowance for doubtful accounts
We monitor the collectibility of our receivable balances, including the deferred rent receivable, on an on-going basis. Based on these reviews, we maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on our consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $550,000 at June 30, 2005 and December 31, 2004.

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
Properties held for disposition
The Company accounts for properties held for disposition in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is classified as an asset held for disposition when it meets the requirements of SFAS No. 144, which include, among other criteria, the approval of the sale of the asset, the asset has been marketed for sale and the Company expects that the sale will likely occur within the next twelve months. Upon classification of an asset as held for disposition, the net book value of the asset, net of any impairment provision and estimated costs of disposition, is included on the balance sheet as property held for disposition and the operating results of the asset are included in discontinued operations.
Intangible assets
Intangible assets consist of property management contracts for properties managed, but not owned, by the Company. The intangible assets were amortized over seven years. At June 30, 2005 intangible assets were fully amortized.
Evaluation of asset impairment
The Company evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition. Assets held for disposition are reported at the lower of their carrying amount or fair value, less cost of disposition. At June 30, 2005, the Company did not consider any assets to be impaired.

Stock-based compensation
Prior to December 31, 2001, the Company elected to adopt the disclosure requirements of FAS 123 but continued to account for stock-based compensation under APB 25. Effective January 1, 2002, the Company adopted the Fair Value Method of accounting for stock options. As required by the transition requirements of FAS 123, amended by FAS 148, the Company will recognize compensation expense in the income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002, but continue to disclose the pro-forma impact of utilizing the Fair Value Method on stock options issued prior to January 1, 2002. As a result, included in the Company’s income statement for the three months ended June 30, 2005 and 2004, is approximately $96,000 and $79,000, respectively, in stock option compensation expense related to options granted after January 1, 2002. Stock option compensation expense for the six months ended June 30, 2005 and 2004 was approximately $188,000 and $133,000, respectively.
The Company also recognizes compensation expense with regards to restricted stock units it grants. As a result, included in the Company’s income statement for the three months ended June 30, 2005 and 2004, is approximately $210,000 and $242,000, respectively, in compensation expense resulting from restricted stock grants. Compensation expense resulting from restricted stock grants was $245,000 and $363,000 for the six months ended June 30, 2005 and 2004, respectively.
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
Related party transactions
Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services, which are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled approximately $85,000 and $84,000 for the three months ended June 30, 2005 and 2004, respectively and $170,000 and $168,000 for the six months ended June 30, 2005 and 2004, respectively. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $144,000 for each of the three months ended June 30, 2005 and 2004 and $289,000 and $282,000 for the six months ended June 30, 2005 and 2004, respectively. Furthermore, through the first quarter of 2004, the Company combined its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation (“Stor-Re”). Stor-Re provided limited property and liability insurance to the Company at commercially competitive rates. The Company and PSI also utilized unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re’s limitations.
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income allocable to common shareholders	$5,772	$5,206	$13,096	$9,364

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	21,893	21,808	21,872	21,710
Net effect of dilutive stock compensation — based on treasury stock method using average market price	136	208	143	232

Diluted weighted average common shares outstanding	22,029	22,016	22,015	21,942

Basic earnings per common share	$0.26	$0.24	$0.60	$0.43

Diluted earnings per common share	$0.26	$0.24	$0.59	$0.43

Options to purchase approximately 90,000 and 100,000 shares for the three months ended June 30, 2005 and 2004, respectively and options to purchase approximately 80,000 and 30,000 shares for the six months ended June 30, 2005 and 2004, respectively were not included in the computation of diluted net income per share because such options were considered anti-dilutive.
Segment Reporting
The Company views its operations as one segment.

Reclassifications
Certain reclassifications have been made to the consolidated financial statements for 2004 in order to conform to the 2005 presentation.

3.	Real Estate Facilities

The activity in real estate facilities for the six months ended June 30, 2005 is as follows (unaudited, in thousands):

			Accumulated
	Land	Buildings	Depreciation	Total
Balances at December 31, 2004	$368,764	$1,135,772	$(280,215)	$1,224,321
Capital improvements, net	—	18,494	—	18,494
In-place rent adjustment	—	—	(78)	(78)
Depreciation expense	—	—	(38,100)	(38,100)
Transfer to properties held for disposition	—	(978)	1,135	157

Balances at June 30, 2005	$368,764	$1,153,288	$(317,258)	$1,204,794

Subsequent to June 30, 2005, the Company entered into an agreement to sell a 574,000 square foot office and flex park in Beaverton, Oregon. The sale of the park, which was 76% leased during the second quarter, is expected to close during the third quarter. The operating results of the park have been included in income from discontinued operations.
During the quarter ended June 30, 2005, the Company realized a gain of approximately $1.0 million from the November 2004 sale of Largo 95 in Largo, Maryland. The gain was previously deferred due to the Company’s obligation to complete certain leasing related items. During the second quarter of 2005, these obligations were satisfied.
In the first quarter of 2005, the Company sold two assets which had been classified as properties held for disposition. In February, 2005, the Company sold the 56,000 square foot retail center located at Miami International Commerce Center (“MICC”) for a sales price was approximately $12.2 million resulting in a gain of $967,000. In addition, in January, 2005, the Company closed on the sale of a 7,100 square foot unit at MICC for a gross sales price of $740,000 resulting in a gain of $142,000. On January 31, 2005, the Company closed on the sale of 8.2 acres of land within the Cornell Oaks project in Beaverton, Oregon for a sales price of approximately $3.6 million resulting in a gain of $1.8 million.
During the third quarter of 2004, the Company concluded that it would likely sell as many as 11 separate units, aggregating 90,000 square feet as well as a 56,000 square foot retail center of its Miami International Commerce Center in Miami, Florida. Accordingly, 9 of the 11 units remaining are classified as assets held for disposition at June 30, 2005. The operations of such are included in discontinued operations.
The following summarizes the condensed results of operations of the properties sold during 2005 and 2004 as well as held for disposition as of June 30, 2005, which are included in the consolidated statements of income as discontinued operations (unaudited, in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30
	2005	2004	2005	2004
Rental income	$1,799	$3,515	$3,932	$7,039
Cost of operations	(544)	(1,064)	(1,122)	(2,058)
Depreciation expense	(571)	(1,083)	(1,135)	(2,153)

Income from discontinued operations	$684	$1,368	$1,675	$2,828

In addition to rental payments, tenants reimburse the Company for their pro rata share of specified operating expenses, which amounted to approximately $215,000 and $381,000 for the three months ended June 30, 2005 and 2004, respectively. Reimbursements for the six months ended June 30, 2005 and 2004 were $447,000 and $784,000, respectively. These amounts are included as rental income and cost of operations in the table presented above for those assets either sold or classified as held for disposition.

4.	Leasing Activity

The Company leases space in its real estate facilities to tenants under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues, excluding reimbursement of expenses, as of June 30, 2005 under these leases are as follows (unaudited, in thousands):

2005	$92,717
2006	157,812
2007	117,473
2008	83,851
2009	56,273
Thereafter	102,289

$610,415

In addition to minimum rental payments, tenants reimburse the Company for their pro rata share of specified operating expenses, which amounted to approximately $6.6 million and $6.4 million for the three months ended June 30, 2005 and 2004, respectively and approximately $13.0 million for the six months ended June 30, 2005 and 2004. These amounts are included as rental income and cost of operations in the accompanying consolidated statements of income.

Leases accounting for approximately 7% of leased square footage as of June 30, 2005 are subject to termination options, which are exercisable now or at some future date. In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

5.	Bank Loans

Subsequent to June 30, 2005, the Company extended the term of its line of credit (the “Credit Facility”) with Wells Fargo Bank to August 1, 2008. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.50% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.65%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). The Company had no balance outstanding as of June 30, 2005 and December 31, 2004. The Credit Facility requires the Company to meet certain covenants; the Company was in compliance with all such covenants at June 30, 2005.

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

6.	Mortgage Notes Payable

Mortgage notes consist of the following (in thousands):

		December 31,
	June 30, 2005	2004
	(unaudited)
8.19% mortgage note, principal and interest payable monthly, due March 2007	$5,443	$5,578
7.29% mortgage note, principal and interest payable monthly, due February 2009	5,718	5,789

	$11,161	$11,367

At June 30, 2005, approximate principal maturities of mortgage notes payable are as follows (unaudited, in thousands):

2005	$214
2006	455
2007	5,169
2008	179
2009	5,144

$11,161

7.	Minority Interests

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

At June 30, 2005, there were 7,305,355 common units owned by PSI and affiliated entities, which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at June 30, 2005, the minority interest units would convert into approximately 25.0% of the common shares outstanding. Combined with PSI’s common stock ownership, on a fully converted basis, PSI has a combined ownership of approximately 43.6% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests’ equity in the Company.

Preferred partnership units

Through the Operating Partnership, the Company has issued the following preferred units in separate private placement transactions (in thousands):

		Earliest		June 30, 2005		December 31, 2004
		Redemption	Dividend	Units		Units
Series	Issuance Date	Date	Rate	Outstanding	Amount	Outstanding	Amount
		(unaudited)
Series Y	July 2000	July 2005	8.875%	—	$—	480	$12,000
Series E	September 2001	September 2006	9.250%	2,120	53,000	2,120	53,000
Series G	October 2002	October 2007	7.950%	800	20,000	800	20,000
Series J	May & June 2004	May 2009	7.500%	1,710	42,750	1,710	42,750

				4,630	$115,750	5,110	$127,750

During the second quarter of 2005, the Company notified the holders of its 8.875% Series Y Cumulative Redeemable Preferred Units of its intent to redeem such units in July 2005. As a result, the Company classified the aggregate redemption amount of $12.0 million as a liability at June 30, 2005. The Company also reported the excess of the redemption amount over the carrying amount, approximately $301,000, as an additional allocation of net income to preferred unit holders and a corresponding reduction of net income allocable to common shareholders and common unit holders for the three and six months ended June 30, 2005. The Company redeemed the Series Y units on July 12, 2005.

On April 23, 2004 the Company redeemed 510,000 units of its 8.875% Series B Cumulative Redeemable Preferred Units for approximately $12.8 million. In accordance with EITF D-42, the redemptions resulted in a reduction of net income allocable to common shareholders and common unit holders of approximately $267,000 for the six months ended June 30, 2004, and a corresponding increase in the allocation of income to minority interests equal to the excess of the redemption amount over the carrying amount of the redeemed securities.

During the second quarter of 2004, the Company completed private placements totaling approximately $42.8 million of 7.5% Series J Cumulative Redeemable Preferred Units through its operating partnership. The Series J units are non-callable for five years and have no mandatory redemption. The net proceeds from the placements were approximately $41.5 million and were used to fund a property acquisition in Virginia and to reduce the amount outstanding on the Company’s line of credit.

The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of June 30, 2005 the Company had approximately $3.2 million of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.

8.	Property Management Contracts

The Operating Partnership manages industrial, office and retail facilities for PSI and its affiliated entities. These facilities, all located in the United States, operate under the “Public Storage” or “PS Business Parks” names.

Under the property management contracts, the Operating Partnership is compensated based on a percentage of the gross revenues of the facilities managed. Under the supervision of the property owners, the Operating Partnership coordinates rental policies, rent collections, marketing activities, the purchase of equipment and supplies, maintenance activities, and the selection and engagement of vendors, suppliers and independent contractors. In addition, the Operating Partnership assists and advises the property owners in establishing policies for the hire, discharge and supervision of employees for the operation of these facilities, including property managers and leasing, billing and maintenance personnel.

The property management contract with PSI is for a seven year term with the term being automatically extended one year on each anniversary. At any time, either party may notify the other that the contract is not to be extended, in which case the contract will expire on the first anniversary of its then scheduled expiration date. For PSI affiliate owned properties, PSI can cancel the property management contract upon 60 days notice while the Operating Partnership can cancel upon seven years notice. Management fee revenues under these contracts were approximately $144,000 for each of the three months ended June 30, 2005 and 2004 and $289,000 and $282,000 for the six months ended June 30, 2005 and 2004 respectively.

9.	Shareholders’ Equity

Preferred stock

As of June 30, 2005 and December 31, 2004, the Company had the following series of preferred stock outstanding (in thousands, except shares outstanding):

		Earliest		June 30, 2005		December 31, 2004
		Redemption	Dividend	Shares		Shares
Series	Issuance Date	Date	Rate	Outstanding	Amount	Outstanding	Amount
				(unaudited)
Series D	May, 2001	May, 2006	9.500%	2,634	$65,850	2,634	$65,850
Series F	January, 2002	January, 2007	8.750%	2,000	50,000	2,000	50,000
Series H	January & October, 2004	January, 2009	7.000%	8,200	205,000	8,200	205,000
Series I	April, 2004	April, 2009	6.875%	3,000	75,000	3,000	75,000
Series K	June, 2004	June, 2009	7.950%	2,300	57,500	2,300	57,500
Series L	August, 2004	August, 2009	7.600%	2,300	57,500	2,300	57,500
Series M	May, 2005	May 2010	7.200%	3,300	82,500	—	—

				23,734	$593,350	20,434	$510,850

In May of 2005, the Company issued 3.3 million depositary shares each representing 1/1,000 of a share of the 7.200% Cumulative Preferred Stock, Series M, at $25.00 per depositary share. The Company intends to use the proceeds from the offering is to fund future property acquisitions, preferred equity redemptions and for general corporate purposes.
On June 30, 2004, the Company issued 2.3 million depositary shares each representing 1/1,000 of a share of the Company’s 7.950% Cumulative Preferred Stock, Series K, at $25.00 per depositary share. The Company received net proceeds of approximately $55.7 million.
On April 21, 2004, the Company issued 3.0 million depositary shares, each representing 1/1,000 of a share of the Company’s 6.875% Cumulative Preferred Stock, Series I, at $25.00 per depositary share. The Company received net proceeds of approximately $72.5 million, which were used to redeem the Company’s outstanding 9.25% Preferred Stock, Series A and 8.875% Series B Preferred Operating Partnership Units, and reduce the outstanding balance on the Company’s line of credit.
On January 30, 2004, the Company issued 6.9 million depositary shares, each representing 1/1,000 of a share of the Company’s 7.000% Cumulative Preferred Stock, Series H, at $25.00 per depositary share. The Company received net proceeds of approximately $166.8 million, which were used to repay outstanding short-term debt, consisting of borrowings under the Company’s line of credit with Wells Fargo Bank and a portion of a short-term loan from PSI.
On April 30, 2004 the Company redeemed 2.1 million depositary shares of its 9.250% Cumulative Preferred Stock, Series A for approximately $52.8 million. In accordance with EITF Topic D-42, the redemption resulted in a reduction of net income allocable to common shareholders of approximately $1.9 million for the six months ended June 30, 2004 equal to the excess of the redemption amount over the carrying amount of the redeemed securities.
The Company recorded approximately $10.7 million and $7.0 million in distributions to its preferred shareholders for the three months ended June 30, 2005 and 2004, respectively. The Company recorded approximately $20.5 million and $14.9 million in distributions to its preferred shareholders for the six months ended June 30, 2005 and 2004, respectively. The distributions for the six months ended June 30, 2004 include approximately $1.9 million of non-cash distributions related to EITF Topic D-42.
Holders of the Company’s preferred stock are not entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured.
Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends. As of June 30, 2005 the Company had approximately $20.0 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common Stock

The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 4.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Since the inception of the program (March 2000), the Company has repurchased an aggregate of 2.6 million shares of common stock and 30,484 units in its Operating Partnership at an aggregate cost of approximately $70.7 million (average cost of $26.66 per share/unit). No shares were repurchased in 2004 or 2005.

The Company paid approximately $6.3 million ($0.29 per common share) for the three months ended June 30, 2005 and 2004 and $12.7 million and $12.6 million ($0.58 per common share) for the six months ended June 30, 2005 and 2004, respectively, in distributions to its common shareholders. Pursuant to restrictions imposed by the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

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

Through December 31, 2001, the Company elected to adopt the disclosure requirements of FAS 123 but continue to account for stock-based compensation under APB 25. Effective January 1, 2002, the Company adopted the Fair Value Method of accounting for stock options. As required by the transition requirements of FAS 123, as amended by FAS 148, the Company will recognize compensation expense in the income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002, but continue to disclose the pro-forma impact of utilizing the Fair Value Method on stock options issued prior to January 1, 2002. As a result, included in the Company’s income statement for the three months ended June 30, 2005 and 2004, is approximately $96,000 and $79,000, respectively, in stock option compensation expense related to options granted after January 1, 2002. Stock option compensation expense for the six months ended June 30, 2005 and 2004 was approximately $188,000 and $133,000, respectively.

The weighted average fair value of the options granted in the six months ended June 30, 2005 and 2004 was $6.57 per share and $6.80 per share, respectively. Had compensation cost for the 1997 Plan for options granted prior to December 31, 2001 been determined based on the fair value at the grant date for awards under the Plan consistent with the method prescribed by SFAS No. 123, the Company’s pro forma net income available to common shareholders would have been as follows (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income allocable to common shareholders, as reported	$5,772	$5,206	$13,096	$9,364
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards	—	71	—	155

Net income allocable to common shareholders, as adjusted	$5,772	$5,135	$13,096	$9,209

Earnings per share:
Basic as reported	$0.26	$0.24	$0.60	$0.43

Basic as adjusted	$0.26	$0.24	$0.60	$0.42

Diluted as reported	$0.26	$0.24	$0.59	$0.43

Diluted as adjusted	$0.26	$0.23	$0.59	$0.42

The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the six months ended June 30, 2005 and 2004, respectively: a dividend yield of 2.6%; expected volatility of 17.7% and 17.0%; expected life of five years; and a risk-free interest rate of 4.1% and 3.0%. The pro forma effect on net income allocable to common shareholders during the six months ended June 30, 2004, may not be representative of the pro forma effect on net income allocable to common shareholders in future years.

During the six months ended June 30, 2005, 48,696 stock options were exercised for approximately $1.3 million.

The Company has granted 222,450 restricted stock units under the 1997 Plan and 2003 Plan since inception, of which 125,200 restricted stock units were outstanding as of June 30, 2005. The restricted stock units were granted at a zero exercise price. The fair market value of the restricted stock units at the date of grant ranged from $24.02 to $45.51 per restricted stock unit. The restricted stock units granted prior to August, 2002 (88,000 units) are subject to a five-year vesting schedule, with 30% of the units vesting in year three, 30% in year four and 40% in year five. Restricted stock units granted subsequent to August, 2002 (134,450 units) are subject to a six year vesting schedule, with none of the units vesting in year one and 20% of the units vesting in each of the next five years. Compensation expense of $210,000 and $242,000 related to these units was recognized during the three months ended June 30, 2005 and 2004, respectively. Compensation expense of $245,000 and $363,000 related to these units was recognized during the six months ended June 30, 2005 and 2004, respectively During the six months ended June 30, 2005 12,750 restricted stock units vested; of this amount, 7,975 shares were issued, net of shares applied to payroll taxes.

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
     In 2004, the Company experienced the effects of a generally slow economy and a particularly difficult real estate market heavily favoring tenants. These market conditions impacted many aspects of the Company’s business including occupancy levels, rental rates and transaction costs. Market conditions, characterized by weak demand and over supply, resulted in downward pressure on rental rates coupled with increased necessity to give rental concessions in the form of free rent. In addition, the Company continued to experience increasing tenant improvement costs. In the first six months of 2005, some of the Company’s stronger markets, such as Southern California, Miami and Washington Metro have experienced improving market conditions which may lead to increased rental rates, coupled with reduced rent concessions and tenant improvement costs. These conditions could be offset by markets such as Portland, Austin, and Dallas, which have experienced decreases in occupancies and rental rates and increases in capital expenditures. See further discussion of operating results below.
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
Effect of Economic Conditions on the Company’s Operations:
     During 2003 and 2004, the Company had been affected by the slowdown in economic activity. These effects include a decline in occupancy rates, a reduction in market rental rates, increased rent concessions, tenant improvement allowances and lease commissions, slower than expected lease-up of the Company’s newly acquired and existing properties, increased tenant defaults and the termination of leases pursuant to early termination options. In 2005, certain conditions in the Company's challenged markets, such as occupancy and capitalized leasing costs have stabilized and shown signs of improvement. Properties in the Company’s healthier markets have and may continue to experience rental rate increases as well as increased occupancy rates. For more information on the effect of these conditions on the Company’s primary markets, see “Effect of Economic Conditions on the Company’s Primary Markets.”
     The reduction in occupancies and market rental rates in challenged markets has been the result of several factors related to general economic conditions. There are more businesses contracting than expanding, more businesses failing than starting-up and general uncertainty for businesses, resulting in slower decision-making and requests for shorter-term leases. There is also more competing vacant space, including sub-lease space, in many of the Company’s challenged markets. Some of the Company’s properties have lower vacancy rates than the average rates for the markets in which they are located; consequently, the Company may have difficulty in maintaining its occupancy rates as leases expire.
     The Company had two leases with Footstar that generated less than 1% of our annual revenue. Footstar and its affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Laws in 2004. In connection with such filing, they immediately rejected one of two leases with the Company. The rejected lease consisted of approximately 60,000 square feet in Dallas, Texas, with annual rents of approximately $620,000. The court did not approve Footstar’s petition to reject the remaining lease of 57,000 square feet. The Company has taken back approximately 13,400 square feet of the original 57,000 square foot lease in order to execute a lease with another tenant. The remaining Footstar lease generates annual rents of approximately $649,000.
     In September 2004, the Company restructured a 134,000 square foot lease with a previous top ten tenant in Northern California that reset the term to 10 years and reduced the initial monthly rents by approximately $120,000 per month, with annual increases thereafter. Additionally, a tenant previously occupying approximately 91,000 square feet in Northern California, with annual rents of approximately $600,000, filed for protection under Chapter 11 of the U.S. Bankruptcy Laws on April 12, 2005. On April 19, 2005 the petition to reject the Company’s lease was accepted by the court. Further, the court ordered the tenant to pay a $547,000 termination payment in accordance with the rejected lease, which was received by the Company in June 2005. The Company is actively marketing the space. Several other tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.
Effect of Economic Conditions on the Company’s Primary Markets:
     The Company has concentrated its operations in nine markets. Each of these markets has been affected by the slowdown in economic activity to some extent. The Company’s overall view of these markets as of June 30, 2005, is summarized below. Overall, during the three months ended June 30, 2005, the Company has seen rental rates on new leases and renewed leases within its portfolio decrease by an average of 4.8% from the most recent in place rents prior to renewal or replacement. The Company has compiled the market occupancy information set forth below using third party reports for these respective markets. The Company considers these sources to be reliable, but there can be no assurance that the information in these reports is accurate.
     The Company owns approximately 3.7 million square feet in Southern California. This is one of the more stable markets in the country with modestly increasing rental rates. Vacancy rates have decreased slightly throughout Southern California for flex, industrial and office space, and range from 10.4% to 11.8% for office space and less than 4% for industrial space, depending on submarkets and product type. The Company’s vacancy rate in this market at June 30, 2005 was approximately 5.9%.
     The Company owns approximately 2.8 million square feet in Northern Virginia, where the overall market vacancy rate was 10.1% as of June 30, 2005. Suburban Washington D.C. submarkets have continued to be positively impacted by increased federal government spending on defense and national security. The Company’s vacancy rate in this market at June 30, 2005 was 4.5%.
     The Company owns approximately 1.2 million square feet in Maryland. The portfolio is primarily located in the Montgomery County submarket which remains stable, with signs of some increase in rental rates. The Company expects the business of the federal government, defense contractors and the biotech industry will likely remain strong in 2005. The Company’s vacancy rate in this market at June 30, 2005 was 6.1% compared to 9.9% for the submarket.
     The Company owns approximately 1.5 million square feet in Northern California with a concentration in South San Francisco, Sacramento, Santa Clara and North San Jose submarkets of Silicon Valley. The vacancy rates in these submarkets stand at 9%, 20%, 24% and 25%, respectively. The Company’s vacancy rate in this market at June 30, 2005 was 8.6%.
     The Company owns approximately 1.9 million square feet in the Beaverton submarket of Portland, Oregon. Leasing activity slowed dramatically in 2003 and continued to slow through 2004. While market conditions have not changed dramatically, the Company has noticed an increase in leasing activity within the market in the first six months of 2005. The vacancy rate in this market is over 19%. Lack of demand and oversupply has had a negative impact on market rental rates. The Company’s vacancy rate in this market at June 30, 2005 was 15.5%.
     The Company owns approximately 1.7 million square feet in the Dallas Metroplex market. The vacancy rate in Las Colinas, where most of the Company’s properties are located, is nearing 23% for office space and 13% for industrial and flex space. Over the last two years, the number of new properties coming on-line decreased. The Company believes that any new construction could cause vacancy rates to rise and limit opportunities to increase rental rates. The Company’s vacancy rate in this market at June 30, 2005 was 12.8%.
     The Company owns approximately 1.2 million square feet in the Austin and greater Houston markets. The vacancy rate is over 17% in the Austin market and over 15% in the Houston market. The Austin market has been adversely affected by downturns in the technology industry. Softness in this market has increased competition for tenants, resulting in a reduction in rental rates and increased rent concessions, tenant improvement allowances and lease commissions. The Company’s vacancy rate in this market at June 30, 2005 was 14.8%.
     In December, 2003, the Company acquired a 3.3 million square foot property located in the Airport West submarket of Miami-Dade County in Florida. The property’s vacancy rate upon acquisition was approximately 16.6%, compared to a vacancy rate of approximately 11% for the entire submarket. The property is located less than one mile from the cargo entrance of the Miami International Airport. The property’s vacancy rate at June 30, 2005 was 8.0%, compared to 9.2% for the submarket.
     The Company owns approximately 679,000 square feet in the Phoenix market. Overall, the Phoenix market has been characterized by steady growth. The vacancy rate in this market is over 7.5%. The Company’s vacancy rate in this market at June 30, 2005 was 4.7%.
Growth of the Company’s Operations and Acquisitions and Dispositions of Properties:
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
     Subsequent to June 30, 2005, the Company entered into an agreement to sell a 574,000 square foot office and flex park in Beaverton, Oregon. The sale of the park, which was 76% leased during the second quarter, is expected to close during the third quarter. The operating results of the park have been included in income from discontinued operations.
     In February, 2005, the Company sold a 56,000 square foot retail center located at Miami International Commerce Center (“MICC”) for a sales price of approximately $12.2 million. In addition, in January, 2005, the Company closed on the sale of a 7,100 square foot unit at MICC for a sales price of $740,000 and closed on the sale of 8.2 acres of land within the Cornell Oaks project in Beaverton, Oregon for a sales price of approximately $3.6 million. The Company reported a combined gain of $2.9 million on the sale of these three assets.
     During the third quarter of 2004 the Company concluded that it would likely proceed with the sale of certain assets. Accordingly, such assets have been classified as assets held for disposition and the operations of such assets have been reflected as discontinued operations. Included in assets held for sale at June 30, 2005 are 9 units, aggregating approximately 76,000 square feet at MICC.
     In May 2004, the Company acquired a 165,000 square foot office complex in Fairfax, Virginia, for $24.1 million. Also, in 2004 the Company sold a flex facility in Austin, Texas, for approximately $1.2 million, a 30,500 square foot building in Beaverton, Oregon for $3.1 million, two units at MICC totaling approximately 17,000 square feet for gross proceeds of $1.9 million and two flex parks totaling approximately 400,000 square feet in Maryland for approximately $44.2 million. In connection with these sales, the Company reported an aggregate gain of $15.5 million.
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
Three and Six Months Ended June 30, 2005 Compared To Three and Six Months Ended June 30, 2004
     Results of Operations: Net income allocable to common shareholders for the three months ended June 30, 2005 was $5.8 million or $0.26 per diluted share compared to $5.2 million or $0.24 per diluted share for the same period in 2004. Net income allocable to common shareholders for the six months ended June 30, 2005 was $13.1 million or $0.59 per diluted share compared to $9.4 million or $0.43 per diluted share for the same period in 2004. The change for the three and six months in net income allocable to common shareholders was primarily a result of increased occupancy levels within the Company’s portfolio and the gain on the disposition of real estate partially offset by an increase in cost of operations, depreciation and general administrative expenses, as well as an increase in preferred equity distributions.
     Revenues increased $3.5 million and $5.7 million for the three and six months ended June 30, 2005, respectively over the same periods in 2004 as a result of continued increase in occupancy rates within the Company’s portfolio.
     In order to evaluate the performance of and identify certain trends affecting the Company’s overall portfolio over two given periods, management analyzes the operating performance of a consistent group of properties owned and operated throughout both periods. The Company refers to those properties as the Same Park facilities. For the three and six months ended June 30, 2005 and 2004, the Same Park facilities constitute 17.1 million net rentable square feet, include all assets included in continuing operations that the Company owned and operated from January 1, 2004 through June 30, 2005, and represent approximately 99% of the weighted average square footage of the Company’s portfolio for the six months ended June 30, 2005.
     Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables) from continuing operations are summarized for the three and six months ended June 30, 2005 and 2004. The Company’s property operations account for substantially all of the net operating income earned by the Company. See “Concentration of Portfolio by Region” below for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with generally accepted accounting principles.

     The following tables present the operating results of the Company’s properties for the three and six months ended June 30, 2005 and 2004 in addition to other income and expense items affecting income from continuing operations (in thousands, except per square foot amounts):

	Three Months Ended
	June 30,
	2005	2004	Change

Rental income:
Same Park facilities (17.1 million net rentable square feet) (1)	$54,618	$51,671	5.7%
Other facilities (165,000 net rentable square feet) (2)	739	177	—

Total rental income	55,357	51,848	6.8%

Cost of operations:
Same Park facilities	16,262	15,316	6.2%
Other facilities	384	19	—

Total cost of operations	16,646	15,335	8.5%

Net operating income (3):
Same Park facilities	38,356	36,355	5.5%
Other facilities	355	158	—

Total net operating income	38,711	36,513	6.0%

Other income and expenses:
Facility management fees	144	160	(10.0)%
Interest and other income	982	51	1,825.5%
Interest expense	(280)	(833)	(66.4%)
Depreciation and amortization	(18,513)	(17,247)	7.3%
General and administrative	(1,326)	(1,004)	32.1%

Income before discontinued operations and minority interest	$19,718	$17,640	11.8%

Same Park gross margin(4)	70.2%	70.4%	(0.3%)
Same Park weighted average for period:
Occupancy	91.8%	88.4%	3.8%
Annualized realized rent per square foot(5)	$13.90	$13.65	1.8%

	Six Months Ended
	June 30,
	2005	2004	Change
Rental income:
Same Park facilities (17.1 million net rentable square feet) (1)	$107,680	$103,366	4.2%
Other facilities (165,000 net rentable square feet) (2)	1,537	177	—

Total rental income	109,217	103,543	5.5%

Cost of operations:
Same Park facilities	31,857	31,017	2.7%
Other facilities	687	19	—

Total cost of operations	32,544	31,036	4.9%

Net operating income (3):
Same Park facilities	75,823	72,349	4.8%
Other facilities	850	158	—

Total net operating income	76,673	72,507	5.7%

Other income and expenses:
Facility management fees	289	315	(8.3)%
Interest and other income	1,380	78	1,669.2%
Interest expense	(562)	(2,099)	(73.2%)
Depreciation and amortization	(36,965)	(34,061)	8.5%
General and administrative	(2,764)	(2,095)	31.9%

Income before discontinued operations and minority interest	$38,051	$34,645	9.8%

Same Park gross margin(4)	70.4%	70.0%	0.6%
Same Park weighted average for period:
Occupancy	91.6%	88.6%	3.4%
Annualized realized rent per square foot(5)	$13.74	$13.63	0.8%

(1)	See above for a definition of Same Park facilities.

(2)	Represents assets owned by the Company as of June 30, 2005 that are not included in the Same Park facilities.

(3)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” below for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with generally accepted accounting principles.

(4)	Gross margin is computed by dividing NOI by rental income.

(5)	Realized rent per square foot represents the actual revenues earned per occupied square foot.
     Concentration of Portfolio by Region: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables) from continuing operations are summarized for the three and six months ended June 30, 2005 by major geographic region below. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them as well as the investor the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from these financial measures as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with generally accepted accounting principles. The tables below reflect rental income, operating expenses and NOI from continuing operations for the three and six months ended June 30, 2005 based on geographical concentration. The total of all regions is equal to the amount of rental income and cost of operations recorded by the Company in accordance with Generally Accepted Accounting Principles (GAAP). We have also included the most comparable GAAP measure which includes total depreciation and amortization. The percent of totals by region reflects the actual contribution to rental income, cost of operations and NOI during the period from properties included in continuing operations (in thousands):
Three Months Ended June 30, 2005:

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,664	21.2%	$13,409	24.2%	$3,542	21.3%	$9,867	25.5%
Northern California	1,500	8.7%	5,128	9.3%	1,136	6.8%	3,992	10.3%
Southern Texas	1,166	6.7%	2,378	4.3%	1,029	6.2%	1,349	3.5%
Northern Texas	1,688	9.8%	3,907	7.1%	1,701	10.2%	2,206	5.7%
Florida	3,191	18.5%	5,425	9.8%	2,048	12.3%	3,377	8.7%
Virginia	2,786	16.1%	12,226	22.1%	3,542	21.2%	8,684	22.4%
Maryland	1,238	7.2%	6,276	11.3%	1,593	9.6%	4,683	12.1%
Oregon	1,371	7.9%	4,840	8.7%	1,443	8.7%	3,397	8.8%
Arizona	679	3.9%	1,768	3.2%	612	3.7%	1,156	3.0%

Total before depreciation and amortization	17,283	100%	55,357	100%	16,646	100%	38,711	100%

Depreciation and amortization			—		18,513		(18,513)

Total			$55,357		$35,159		$20,198

Six Months Ended June 30, 2005:

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,664	21.2%	$26,886	24.6%	$7,160	22.0%	$19,726	25.7%
Northern California	1,500	8.7%	9,633	8.8%	2,226	6.8%	7,407	9.7%
Southern Texas	1,166	6.7%	4,656	4.3%	2,033	6.2%	2,623	3.4%
Northern Texas	1,688	9.8%	7,591	7.0%	2,763	8.5%	4,828	6.3%
Florida	3,191	18.5%	10,811	9.9%	3,840	11.8%	6,971	9.1%
Virginia	2,786	16.1%	24,418	22.3%	7,157	22.0%	17,261	22.5%
Maryland	1,238	7.2%	12,369	11.3%	3,277	10.1%	9,092	11.9%
Oregon	1,371	7.9%	9,396	8.6%	2,848	8.8%	6,548	8.5%
Arizona	679	3.9%	3,457	3.2%	1,240	3.8%	2,217	2.9%

Total before depreciation and amortization	17,283	100%	109,217	100%	$32,544	100%	76,673	100%

Depreciation and amortization			—		36,965		(36,965)

Total			$109,217		$69,509		$39,708

     Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of June 30, 2005. The Company analyzes this concentration to understand significant industry exposure risk.

Computer hardware, software and related services	12.2%
Business services	12.1%
Government	10.0%
Contractors	9.8%
Financial services	9.2%
Warehouse, transportation and logistics	8.8%
Retail	6.3%
Home furnishings	4.6%
Communications	4.0%
Electronics	3.8%

80.8%

     The information below depicts the Company’s top ten customers by annual rents as of June 30, 2005 (in thousands):

		Annualized	% of Total Annualized
Tenants	Square Footage	Rental Income	Rental Income
U.S. Government	463	$10,215	4.7%
Intel	214	3,120	1.4%
County of Santa Clara	97	2,951	1.4%
Citigroup	262	2,836	1.3%
Axcelis Technologies	89	1,653	0.8%
Wells Fargo	102	1,571	0.7%
AARP	102	1,398	0.6%
TRW Systems	58	1,319	0.6%
Welch Allyn Protocol, Inc.	91	1,260	0.6%
MCI	72	1,162	0.5%

	1,550	$27,485	12.6%

     Of the leases included in the above list, approximately 15.0% of the total square footage is currently scheduled to expire in 2005.
     Supplemental Market Data and Trends: The following tables summarize the Same Park operating results by major geographic region for the three and six months ended June 30, 2005 and 2004. In addition, the tables reflect the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2004 (referred to as “Other Facilities”). The impact of these properties is included in Other Facilities in the tables below (in thousands):

				Cost of	Cost of
	Revenues	Revenues		Operations	Operations		NOI	NOI
	June 30,	June 30,	Increase	June 30,	June 30,	Increase	June 30,	June 30,	Increase
Region	2005	2004	(Decrease)	2005	2004	(Decrease)	2005	2004	(Decrease)
Southern California	$13,409	$12,754	5.1%	$3,542	$3,382	4.7%	$9,867	$9,372	5.3%
Northern California	5,128	5,021	2.1%	1,136	999	13.7%	3,992	4,022	(0.7%)
Southern Texas	2,378	2,388	(0.4%)	1,029	1,107	(7.0%)	1,349	1,281	5.3%
Northern Texas	3,907	3,168	23.3%	1,701	1,383	23.0%	2,206	1,785	23.6%
Florida	5,425	5,026	7.9%	2,048	2,128	(3.8%)	3,377	2,898	16.5%
Virginia	11,487	11,481	0.1%	3,158	2,854	10.7%	8,329	8,627	(3.5%)
Maryland	6,276	5,774	8.7%	1,593	1,364	16.8%	4,683	4,410	6.2%
Oregon	4,840	4,425	9.4%	1,443	1,450	(0.5%)	3,397	2,975	14.2%
Arizona	1,768	1,634	8.2%	612	649	(5.7%)	1,156	985	17.4%

Total Same Park	54,618	51,671	5.7%	16,262	15,316	6.2%	38,356	36,355	5.5%
Other Facilities	739	177	—	384	19	—	355	158	—

Total before depreciation and amortization	55,357	51,848	6.8%	16,646	15,335	8.5%	38,711	36,513	6.0%
Depreciation and amortization	—	—	—	18,513	17,247	7.3%	(18,513)	(17,247)	7.3%

Total	$55,357	$51,848	6.8%	$35,159	$32,582	7.9%	$20,198	$19,266	4.8%

				Cost of	Cost of
	Revenues	Revenues		Operations	Operations		NOI	NOI
	June 30,	June 30,	Increase	June 30,	June 30,	Increase	June 30,	June 30,	Increase
Region	2005	2004	(Decrease)	2005	2004	(Decrease)	2005	2004	(Decrease)

Southern California	$26,886	$25,530	5.3%	$7,160	$6,968	2.8%	$19,726	$18,562	6.3%
Northern California	9,633	10,020	(3.9%)	2,226	2,186	1.8%	7,407	7,834	(5.5%)
Southern Texas	4,656	4,926	(5.5%)	2,033	2,238	(9.2%)	2,623	2,688	(2.4%)
Northern Texas	7,591	6,667	13.9%	2,763	2,748	0.5%	4,828	3,919	23.2%
Florida	10,811	10,125	6.8%	3,840	3,640	5.5%	6,971	6,485	7.5%
Virginia	22,882	22,438	2.0%	6,472	6,160	5.1%	16,410	16,278	0.8%
Maryland	12,369	11,731	5.4%	3,277	3,062	7.0%	9,092	8,669	4.9%
Oregon	9,396	8,585	9.4%	2,848	2,638	8.0%	6,548	5,947	10.1%
Arizona	3,456	3,344	3.3%	1,238	1,377	(10.1%)	2,218	1,967	12.8%

Total Same Park	107,680	103,366	4.2%	31,857	31,017	2.7%	75,823	72,349	4.8%
Other Facilities	1,537	177	—	687	19	—	850	158	—

Total before depreciation and amortization	109,217	103,543	5.5%	32,544	31,036	4.9%	76,673	72,507	5.7%
Depreciation and amortization	—	—	—	36,965	34,061	8.5%	(36,965)	(34,061)	8.5%

Total	$109,217	$103,543	5.5%	$69,509	$65,097	6.8%	$39,708	$38,446	3.3%

The discussion of regional information below relates to Same Park properties:

Southern California

This region includes San Diego, Orange and Los Angeles Counties. The increase in revenues is the result of a stable market supported by a diverse economy. Weighted average occupancies have increased from 92.0% for the first six months in 2004 to 94.9% for the first six months in 2005. Annualized realized rent per foot increased 2.1% from $15.15 per foot for the first six months in 2004 to $15.47 per foot for the first six months in 2005.

Northern California

This region includes San Jose, San Francisco and Sacramento, including 1.0 million square feet in the Silicon Valley, a market significantly impacted by the technology slump. The Company benefited from the early renewal of large leases in its Silicon Valley portfolio and relative strength in the Sacramento market. Weighted average occupancies have decreased from 95.5% for the first six months in 2004 to 93.6% for the first six months in 2005. The decrease in occupancy was primarily related to the second quarter bankruptcy of a tenant previously occupying 91,000 square feet. Annualized realized rent per foot decreased 1.9% from $13.99 per foot for the first six months in 2004 to $13.72 per foot for the first six months in 2005.

Southern Texas

This region consists of Austin and Houston. Austin was hard hit by the technology slump and the Company’s operating results reflect the effects of sharply reduced market rental rates, higher vacancies and business failures. The leasing activity in the Austin market continued to struggle through the second quarter 2005. The Houston market has experienced some decline in operating conditions, primarily due to the loss of certain large tenants. Weighted average occupancies have decreased from 86.2% for the first six months in 2004 to 82.5% for the first six months in 2005. Annualized realized rent per foot decreased 1.1% from $9.79 per foot for the first six months in 2004 to $9.68 per foot for the first three months in 2005.

Northern Texas

This region consists of the Company’s Dallas portfolio, which continues to be negatively impacted by the lingering effects of the slowdown in the telecommunications industry, however there are some signs of stabilization in the market. Weighted average occupancies have increased from 82.6% for the first six months in 2004 to 85.6% for the first six months in 2005. Annualized realized rent per foot increased 9.9% from $9.56 per foot for the first six months in 2004 to $10.51 per foot for the first six months in 2005. In addition to increased occupancy, the difference in realized rent per foot is a result of the Company fully reserving deferred rental income for tenants in bankruptcy or facing significant financial risk in 2004. In 2005 these tenants have been replaced with creditworthy tenants, which has enabled the Company to recognize deferred rental income.

Florida

This region consists of the Company’s business park located in the submarket of Miami-Dade County. The park is located less then one mile from the Miami International Airport. Weighted occupancies have increased from 82.9% for the first six months in 2004 to 91.6% for the first six months in 2005. Annualized realized rent per foot decreased 3.3% from $7.65 per foot for the first six months in 2004 to $7.40 for the first six months in 2005. During the first six months of 2005, we have experienced rollover of certain large space tenants at rental rates below the outgoing rates, which offset increasing rents in the balance of the portfolio.

Virginia

This region includes the Company’s Northern Virginia submarkets surrounding the Washington D.C. metropolitan area. Northern Virginia has been positively impacted by increased federal government spending. Weighted average occupancies have decreased from 95.9% for the first six months in 2004 to 95.6% for the first six months in 2005. Annualized realized rent per foot increased 2.2% from $17.86 per foot for the first six months in 2004 to $18.26 per foot for the first six months in 2005.

Maryland

This region consists primarily of facilities in Prince Georges County and Montgomery County, which are in the Washington Metro market. The Washington Metro market is a stable market due to increased government contracting and as a result, rental rates have increased, lease concessions decreased and capital requirements have stabilized. Weighted average occupancies have increase from 89.8% for the first six months in 2004 and 94.4% for the first six months in 2005. Annualized realized rent per foot increased 0.2% from $21.12 per foot for the first six months in 2004 to $21.17 per foot for the first six months in 2005. The increase in rental rates has been partially offset by certain large space tenants releasing at rental rates below expiring rates

Oregon

This region consists primarily of two business parks in the Beaverton submarket of Portland. Oregon has been one of the markets hardest hit by the technology slowdown. The slowdown, which began in 2003 and continued through 2004, has begun to subside. Through June 30, 2005, the market has experienced an increase in leasing activity that may indicate the market has bottomed and is beginning to improve. Weighted average occupancies have increased from 77.6% for the first six months in 2004 to 84.3% for the first six months in 2005. Annualized realized rent per foot increased 0.9% from $16.12 per foot for the first six months in 2004 to $16.26 per foot for the first six months in 2005.

Arizona

This region consists primarily of Phoenix and Tempe where rents and concessions have stabilized. Weighted average occupancies have increased from 93.2% for the first six months in 2004 to 94.3% for the first six months in 2005. Annualized realized rent per foot increased 2.1% from $10.57 per foot for the first six months in 2004 to $10.79 for the first six months in 2005.

Other Facilities

In May 2004, the Company acquired one asset in Fairfax, Virginia consisting of 165,000 square feet for $24.1 million. During the six months ended June 30, 2005 this recently acquired asset (referred to as Other Facilities) contributed $1.5 million in revenues less cost of operations of $687,000.
     Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the three months ended June 30, 2005, $144,000 in revenue was recognized from facility management operations compared to $160,000 for the same period in 2004. During the six months ended June 30, 2005, $289,000 in revenue was recognized from facility management operations compared to $315,000 for the same period in 2004.
     Cost of Operations: Cost of operations for the three months ended June 30, 2005 was $16.6 million compared to $15.3 million for the same period in 2004, an increase of 8.5%. Cost of operations as a percentage of rental income remained fairly consistent for the three months ended June 30, 2005 and 2004 at 30.1% and 29.6%, respectively.

Cost of operations for the six months ended June 30, 2005 was $32.5 million compared to $31.0 million for the same period in 2004, an increase of 4.9%. Cost of operations as a percentage of rental income remained fairly consistent for the six months ended June 30, 2005 and 2004 at 29.8% and 30.0%, respectively.
     Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended June 30, 2005 was $18.5 million compared to $17.2 million for the same period in 2004. Depreciation and amortization expense for the six months ended June 30, 2005 was $37.0 million compared to $34.1 million for the same period in 2004. This increase is primarily due to depreciation expense on capital and tenant improvements acquired during 2004.
     General and Administrative Expense: General and administrative expense consisted of the following expenses (in thousands):

	For the Three Months Ended
	June 30,		Increase
	2005	2004	(Decrease)
Compensation expense	$735	$416	76.7%
Professional fees	176	74	137.8%
Stock compensation expense	134	93	44.1%
Other expenses	281	421	(33.3%)

	$1,326	$1,004	32.1%

	For the Six Months Ended
	June 30,		Increase
	2005	2004	(Decrease)
Compensation expense	$1,580	$900	75.6%
Professional fees	347	143	142.7%
Stock compensation expense	253	220	15.0%
Other expenses	584	832	(29.8%)

	$2,764	$2,095	31.9%

For three months ended June 30, 2005, general and administrative costs have increased $322,000 or 32.1% over the same period in 2004. For six months ended June 30, 2005, general and administrative costs have increased $669,000 or 31.9% over the same period in 2004. The primary cause of the increase relates to payroll expenses as a result of additional personnel as well as increased fees in connection with the obligations of being a public company.
     Interest and Other Income: Interest and other income reflect earnings on cash balances and dividends on marketable securities in addition to miscellaneous income items. Interest income was $945,000 for the three months ended June 30, 2005 compared to $17,000 for the same period in 2004. Interest income was $1.3 million and $34,000 for the six months ended June 30, 2005 and 2004, respectively. The increase is attributable to higher cash balances and higher effective interest rates. Average cash balances and effective interest rates for the six months ended June 30, 2005 were approximately $94.4 million and 2.7%, respectively, compared to $16.7 million and 0.4%, respectively, for the same period in 2004.
     Interest Expense: Interest expense was $280,000 for the three months ended June 30, 2005 compared to $833,000 for the same period in 2004. Interest expense was $562,000 and $2.1 million for the six months ended June 30, 2005 and 2004 respectively. The decrease is primarily attributable to lower average debt balances in 2005 due to refinancing debt with preferred equity.
     Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $4.9 million ($3.0 million allocated to preferred unit holders and $1.9 million allocated to common unit holders) for the three months ended June 30, 2005 compared to $6.5 million ($4.8 million allocated to preferred unit holders, $1.7 million allocated to common unit holders) for the same period in 2004. Minority interest in income was $10.1 million ($5.7 million allocated to preferred unit holders and $4.4 million allocated to common unit holders) and $13.0 million ($9.9 million allocated to preferred unit holders, $3.1 million allocated to common unit holders) for the six months ended June 30, 2005 and 2004, respectively. The reduction was due to redemptions of preferred operating units in 2004.

     In May of 2005, the Company issued 3.3 million depositary shares each representing 1/1,000 of a share of the 7.200% Cumulative Preferred Stock, Series M, at $25.00 per depositary share. The Company intends to use the proceeds from the offering to fund future property acquisitions, preferred equity redemptions and general corporate purposes.
Liquidity and Capital Resources
     Cash and cash equivalents increased $109.5 million from $39.7 million at December 31, 2004 to $149.2 million at June 30, 2005. The primary reasons for the increase were the net proceeds of $79.7 million from the issuance of preferred equity in May of 2005, proceeds from the sale of assets as well as retained operating cash flow. The Company intends to use the proceeds from the issuance to fund future property acquisitions, preferred equity redemptions and for general corporate purposes. In July of 2005 the Company redeemed $12.0 million of preferred equity.
     Net cash provided by operating activities for the six months ended June 30, 2005 and 2004 was $73.9 million and $73.6 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements and debt service requirements and to maintain the current level of distributions to shareholders in addition to providing additional cash for future growth, debt repayment, and stock repurchases.
     Net cash used in investing activities was $2.4 million and $44.1 million for the six months ended June 30, 2005 and 2004, respectively. During the first six months of 2005 the Company received $16.3 million in proceeds from the sale of real estate which was offset by $18.7 million in cash used for capital improvements. For the six months ended June 30, 2004, the Company incurred capital expenditures of $22.9 million and paid $22.3 million cash for a property in Virginia.
     Net cash provided by financing activities was $38.0 million for the six months ended June 30, 2005 compared to net cash used in financing activities of $7.7 million for the same period of 2004. The change of $45.6 million is primarily the result of the Company using proceeds from preferred equity offerings to pay down debt and redeem preferred equity during the six months ended June 30, 2004 compared to the Company receiving proceeds from preferred equity offerings without debt reduction or equity redemptions during the six months ended June 30, 2005.
     The Company’s capital structure is characterized by a low level of leverage. As of June 30, 2005, the Company had two fixed rate mortgages totaling $11.2 million, which represented approximately 1% of its total capitalization (based on book value, including minority interest and debt). The weighted average interest rate for the mortgages is approximately 7.73% per annum. The Company had approximately 1.3% of its properties, in terms of net book value, encumbered at June 30, 2005.
     In May of 2005, the Company issued 3.3 million depositary shares each representing 1/1,000 of a share of the 7.200% Cumulative Preferred Stock, Series M, at $25.00 per depositary share. The Company intends to use the proceeds from the issuance to fund future property acquisitions, preferred equity redemptions and for general corporate purposes.
     Subsequent to June 30, 2005, the Company extended the term of its line of credit (the “Credit Facility”) with Wells Fargo Bank to August 1, 2008. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.50% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.65%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). The Company had no balance outstanding as of June 30, 2005 and December 31, 2004. The Credit Facility requires the Company to meet certain covenants; the Company was in compliance with all such covenants at June 30, 2005.
     Non-GAAP Supplemental Disclosure Measure: Funds from Operations: Management believes that Funds From Operations (“FFO”) is a useful supplemental measure of the Company’s operating performance. The Company computes FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income, computed in accordance with generally accepted accounting principles (“GAAP”), before depreciation, amortization, minority interest in income, gains or losses on asset dispositions and extraordinary items. Management believes that FFO provides a useful measure of the Company’s operating performance and when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income.
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
     FFO for the Company is computed as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income allocable to common shareholders	$5,772	$5,206	$13,096	$9,364
(Gain) loss on disposition of real estate	(1,016)	168	(3,930)	168
Depreciation and amortization	19,084	18,330	38,100	36,214
Minority interest in income — common units	1,921	1,744	4,375	3,149

Consolidated FFO allocable to common shareholders and minority interests	25,761	25,448	51,641	48,895
FFO allocated to minority interests — common units	(6,425)	(6,468)	(12,930)	(12,321)

FFO allocated to common shareholders	$19,336	$18,980	$38,711	$36,574

FFO allocated to common shareholders for the six months ended June 30, 2005, increased 5.8% from the same period in 2004. FFO for the six months ended June 30, 2004 included non-cash distributions of $2.1 million related to the application of EITF Topic D-42 and the redemption of preferred equity completed in April 2004 compared to $301,000 for the same period in 2005 related to the redemption of preferred equity in July 2005. The increase in FFO primarily reflects an increase in the Same Park operating results of approximately $2.0 million and Other Facility operating results of $197,000, offset by an increase in preferred equity distributions.
     Capital Expenditures: During the six months ended June 30, 2005, the Company expended approximately $16.4 million in recurring capital expenditures or $0.92 per weighted average square foot owned. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the six months ended June 30, 2004, the Company expended approximately $14.8 million in capital expenditures or $0.80 per weighted average square foot owned. Recurring capital expenditures may be at higher levels over the remainder of 2005 similar to 2004. The following table shows total capital expenditures for the stated periods (in thousands):

	Six Months Ended
	June 30,
	2005	2004
Recurring capital expenditures	$16,443	$14,803
Property renovations and other capital expenditures	2,246	8,066

Total capital expenditures	$18,689	$22,869

     Stock Repurchase: The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 4.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Since the inception of the program (March 2000), the Company has repurchased an aggregate of 2.6 million shares of common stock and 30,484 common units in its operating partnership at an aggregate cost of approximately $70.7 million (average cost of $ 26.66 per share/unit). No shares were repurchased during the six months ended June 30, 2005.
     Distributions: The Company has elected and intends to qualify as a REIT for federal income tax purposes. In order to maintain its status as a REIT, the Company must meet, among other tests, sources of income, share ownership and certain asset tests. As a REIT, the Company is not taxed on that portion of its taxable income that is distributed to its shareholders provided that at least 90% of its taxable income is distributed to its shareholders prior to the filing of its tax return.
     Related Party Transactions: At June 30, 2005, PSI owned 25.0% of the outstanding shares of the Company’s common stock (43.6% upon conversion of its interest in the Operating Partnership) and 25.0% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Ronald L. Havner, Jr., the Company’s chairman (and until August 2003 also the Chief Executive Officer), is also the vice-chairman, chief executive officer and a director of PSI.
     Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services, which are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled approximately $85,000 and $84,000 for the three months ended June 30, 2005 and 2004, respectively and $170,000 and $168,000 for the six months ended June 30, 2005 and 2004, respectively. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $144,000 for the three months ended June 30, 2005 and 2004 and $289,000 and $282,000 for the six months ended June 30, 2005 and 2004 respectively. Furthermore, through the first quarter of 2004, the Company combined its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation (“Stor-Re”). Stor-Re provides limited property and liability insurance to the Company at commercially competitive rates. The Company and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re’s limitations.
     Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.
     Contractual Obligations: In July 2005, the Company redeemed 480,000 units of its 8.875% Series Y Cumulative Redeemable Preferred Units, and in May 2005, the Company issued 3.3 million depositary shares each representing 1/1,000 of a share of 7.200% Cumulative Preferred Stock, Series M. As a result of these transactions, the amount of cash dividends the Company is scheduled to pay on an annual basis on its Cumulative Preferred Equity has increased from approximately $49.8 million to approximately $54.7 million, and the amount of cash dividends the Company is scheduled to pay in 2005 on such equity has increased to approximately $53.3 million. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.
ITEM 2A. RISK FACTORS
     In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating our company and our business.
PSI has significant influence over us.
     At June 30, 2005, PSI and its affiliates owned 25.0% of the outstanding shares of our common stock (43.6% upon conversion of its interest in our operating partnership) and 25.0% of the outstanding common units of our operating partnership (100% of the common units not owned by us). Also, Ronald L. Havner, Jr., our Chairman of the Board, is also Vice-Chairman, Chief Executive Officer and a Director of PSI and Harvey Lenkin, one of our Directors is President, Chief Operating Officer, and a Director of PSI. Subsequent to June 30, 2005, Harvey Lenkin retired as President and Chief Operating Officer of PSI, however remains a director of both Companies. Consequently, PSI has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the operating partnership. In addition, PSI’s ownership may make it more difficult for another party to take over our company without PSI’s approval.
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
     Prior to 2007, we are prohibited from selling 10 specified properties without PSI’s approval. Since PSI would be taxed on a sale of these properties, the interests of PSI and our other shareholders may differ as to the best time to sell such properties.
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

     New acquisitions and developments may fail to perform as expected: We continue to seek to acquire and develop flex, industrial and office properties where they meet our criteria and we believe that they will enhance our future financial performance and the value of our portfolio. Our belief, however, is based on and is subject to risks, uncertainties and other factors, many of which are forward-looking and are uncertain in nature or are beyond our control. In addition, some of these properties may have unknown characteristics or deficiencies or may not complement our portfolio of existing properties. Real property development is subject to a number of risks, including construction delays, complications in obtaining necessary zoning, occupancy and other governmental permits, cost overruns, financing risks, and the possible inability to meet expected occupancy and rent levels. If any of these problems occur, development costs for a project may increase, and there may be costs incurred for projects that are not completed. As a result of the foregoing, some properties may be worth less or may generate less revenue than, or simply not perform as well as, we believed at the time of acquisition or development, negatively affecting our operating results. In addition, we may be unable to successfully integrate and effectively manage the properties we do acquire and develop, which could adversely affect our results of operations.
     We may encounter significant delays and expense in reletting vacant space, or we may not be able to relet space at existing rates, in each case resulting in losses of income: When leases expire, we will incur expenses in retrofitting space and we may not be able to release the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. Our properties as of June 30, 2005 generally have lower vacancy rates than the average for the markets in which they are located, and leases accounting for 11.4% of our annual rental income expire in 2005 and 21.6% in 2006. While we have estimated our cost of renewing leases that expire in 2005 and 2006, our estimates could be wrong. If we are unable to release space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.
     Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty in collecting from tenants in default, particularly if they declare bankruptcy. This could affect our cash flow and distributions to shareholders. Since many of our tenants are non-rated private companies, this risk may be enhanced.
     The Company had two leases with Footstar that generated less than 1% of our annual revenue. Footstar and its affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Laws in 2004. In connection with such filing, they immediately rejected one of two leases with the Company. The rejected lease consisted of approximately 60,000 square feet in Dallas, Texas, with annual rents of approximately $620,000. The court did not approve Footstar’s petition to reject the remaining lease of 57,000 square feet. The Company has taken back approximately 13,400 square feet of the original 57,000 square foot lease in order to execute a lease with another tenant. The remaining Footstar lease generates annual rents of approximately $649,000.
     In September 2004, the Company restructured a 134,000 square foot lease with a previous top ten tenant in Northern California that reset the term to 10 years and reduced the initial monthly rents by approximately $120,000 per month, with annual increases thereafter. Additionally, a tenant previously occupying approximately 91,000 square feet in Northern California, with annual rents of approximately $600,000, filed for protection under Chapter 11 of the U.S. Bankruptcy Laws on April 12, 2005. On April 19, 2005 the petition to reject the Company’s lease was accepted by the court. Further, the court ordered the tenant to pay a $547,000 termination payment in accordance with the rejected lease, which was received by the Company in June 2005. The Company is actively marketing the space. Several other tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.
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
     Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. As of June 30, 2005, PSI and its affiliates owned 25.0% of the outstanding shares of our common stock (43.6% upon conversion of its interest in our operating partnership). These shares, as well as shares of common stock held by certain other significant stockholders, are eligible to be sold in the public market, subject to compliance with applicable securities laws.
We depend on key personnel.
     We depend on our key personnel, including Ronald L. Havner, Jr., our Chairman of the Board, and Joseph D. Russell, Jr., our President and Chief Executive Officer. The loss of Mr. Havner, Mr. Russell or other key personnel could adversely affect our operations. We maintain no key person insurance on our key personnel.
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
     The California budget could affect our company in many ways, including the possible repeal of Proposition 13, which could result in higher property taxes. Reduced state and local government spending and the resulting effects on the state and local economies could have an adverse impact on demand for our space. The budget shortfall could impact our company in other ways that cannot be predicted. Approximately 35.4% of our properties’ net operating income was generated in California for the six months ended June 30, 2005.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At June 30, 2005, the Company’s debt as a percentage of shareholders’ equity and minority interest (based on book values) was 0.8%.
     The Company’s market risk sensitive instruments at June 30, 2005 consisted of mortgage notes payable of $11.2 million and the Company’s line of credit. All of the Company’s mortgage notes payable bear interest at fixed rates. The Company had no balance outstanding under the line of credit as of June 30, 2005. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable and line of credit as of June 30, 2005. Based on borrowing rates currently available to the Company, combined with the amount of fixed rate debt financing, the difference between the carrying amount of debt and its fair value is insignificant.
ITEM 4. CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The information contained in Note 10 to the Consolidated Financial Statements in this Form 10-Q regarding legal proceedings is incorporated by reference in this Item 1.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In March 2000, the Company publicly announced that the Board of Directors had authorized the repurchase of up to 4.5 million shares of the Company’s Common Stock (the “Program”). The Company has repurchased an aggregate of 2.6 million shares of Common Stock under the Program since inception. The Company did not repurchase any shares of Common Stock under the Program during the three months ended June 30, 2005. Unless terminated earlier by resolution of the Board of Directors, the Program will expire when the Company has repurchased all shares of Common Stock authorized for repurchase thereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company held its annual meeting of shareholders on May 3, 2005, and the following matters were voted on at the meeting:
1. The election of the following directors for the succeeding year or until their successors are duly qualified and elected:

	Total Votes
	Voted For	Withheld
Ronald L. Havner, Jr.	18,667,994	2,192,144
Joseph D. Russell, Jr.	20,230,617	629,521
Harvey Lenkin	18,781,342	2,078,796
Vern O. Curtis	20,630,437	229,701
Arthur M. Friedman	20,835,915	24,223
James H. Kropp	20,836,035	24,103
Alan K. Pribble	20,835,815	24,323
Jack D. Steele	20,621,137	239,001
2. The shareholders approved ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ended December 31, 2005. There were 20,339,379 votes cast for ratification; 515,606 votes cast against ratification; 5,152 votes abstained; and 1 broker non-vote.
ITEM 6. EXHIBITS
Exhibits

Exhibit 3.1	Amendment to Bylaws effective May 18, 2005. Filed with Registrant’s Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.

Exhibit 10.1	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks L.P relating to 7.20% Cumulative Preferred Stock, Series M, dated as of May 9, 2005. Filed herewith.

Exhibit 10.2	Third Modification Agreement dated August 2, 2005 to the Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with Registrant’s Current Report on Form 8-K dated August 4, 2005 and incorporated herein by reference.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed herewith.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2005

PS BUSINESS PARKS, INC.

BY:	/s/ Edward A. Stokx

Edward A. Stokx
Executive Vice President and Chief Financial
Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 3.1	Amendment to Bylaws effective May 18, 2005. Filed with Registrant's Current Report on Form 8-K dated May 18, 2005 and incorporated herein by reference.

Exhibit 10.1	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks L.P relating to 7.20% Cumulative Preferred Stock, Series M, dated as of May 9, 2005. Filed herewith.

Exhibit 10.2	Third Modification Agreement dated August 2, 2005 to the Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with Registrant’s Current Report on Form 8-K dated August 4, 2005 and incorporated herein by reference.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed herewith.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.