Form 10-Q
period 2005-09-30
PS BUSINESS PARKS INC/CA
filed 2005-11-08
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of October 31, 2005, 21,696,093 shares of Common Stock, $0.01 par value, were outstanding

PS BUSINESS PARKS, INC.

PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$205,526	$39,688
Real estate facilities, at cost:
Land	368,555	368,764
Buildings and equipment	1,163,042	1,135,772

	1,531,597	1,504,536
Accumulated depreciation	(336,606)	(280,215)

	1,194,991	1,224,321
Property held for disposition, net	5,881	67,632
Land held for development	9,001	11,583

	1,209,873	1,303,536
Rent receivable	2,611	2,079
Deferred rent receivables	18,289	15,470
Other assets	3,984	3,056

Total assets	$1,440,283	$1,363,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued and other liabilities	$37,947	$38,453
Mortgage notes payable	11,055	11,367

Total liabilities	49,002	49,820
Minority interests:
Preferred units	115,750	127,750
Common units	171,279	169,295
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 23,734 and 20,434 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	593,350	510,850
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,790,893 and 21,839,667 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	218	218
Paid-in capital	416,800	420,351
Cumulative net income	402,646	343,529
Cumulative distributions	(308,762)	(257,984)

Total shareholders’ equity	1,104,252	1,016,964

Total liabilities and shareholders’ equity	$1,440,283	$1,363,829

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues:
Rental income	$54,654	$52,962	$163,871	$156,505
Facility management fees	145	200	434	515

Total operating revenues	54,799	53,162	164,305	157,020

Expenses:
Cost of operations	16,204	15,891	48,748	46,927
Depreciation and amortization	19,318	17,801	56,283	51,862
General and administrative	1,499	1,154	4,263	3,249

Total operating expenses	37,021	34,846	109,294	102,038

Other income and expenses:
Interest and other income	1,400	134	2,780	212
Interest expense	(304)	(513)	(866)	(2,612)

Total other income and expenses	1,096	(379)	1,914	(2,400)

Income from continuing operations before minority interests	18,874	17,937	56,925	52,582

Minority interests in continuing operations:
Minority interest in income — preferred units:
Distributions paid to preferred unit holders	(2,460)	(4,794)	(7,842)	(14,409)
Redemption of preferred operating partnership units	—	(2,872)	(301)	(3,139)
Minority interest in income — common units	(1,309)	(446)	(4,280)	(2,924)

Total minority interests in continuing operations	(3,769)	(8,112)	(12,423)	(20,472)

Income from continuing operations	15,105	9,825	44,502	32,110

Discontinued operations:
Income from discontinued operations	1,293	1,714	2,968	4,542
Gain on disposition of real estate	12,599	313	16,529	145
Minority interest in income attributable to discontinued operations — common units	(3,478)	(507)	(4,882)	(1,178)

Income from discontinued operations	10,414	1,520	14,615	3,509

Net income	25,519	11,345	59,117	35,619

Net income allocable to preferred shareholders:
Preferred distributions:
Preferred distributions paid	11,255	8,498	31,757	21,542
Redemption of preferred stock	—	—	—	1,866

Total preferred distributions	11,255	8,498	31,757	23,408

Net income allocable to common shareholders	$14,264	$2,847	$27,360	$12,211

Net income per common share — basic:
Continuing operations	$0.18	$0.06	$0.58	$0.40
Discontinued operations	$0.48	$0.07	$0.67	$0.16
Net income	$0.65	$0.13	$1.25	$0.56
Net income per common share — diluted:
Continuing operations	$0.17	$0.06	$0.58	$0.40
Discontinued operations	$0.47	$0.07	$0.66	$0.16
Net income	$0.65	$0.13	$1.24	$0.56
Weighted average common shares outstanding:
Basic	21,858	21,813	21,867	21,744

Diluted	22,030	21,977	22,050	21,919

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited, in thousands, except share data)

								Total
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity
Balances at December 31, 2004	20,434	$510,850	21,839,667	$218	$420,351	$343,529	$(257,984)	$1,016,964
Issuance of preferred, net of costs	3,300	82,500	—	—	(2,873)	—	—	79,627
Repurchase of common stock	—	—	(123,100)	(1)	(5,424)	—	—	(5,425)
Exercise of stock options	—	—	62,364	1	1,714	—	—	1,715
Stock compensation	—	—	11,962	—	1,908	—	—	1,908
Net income	—	—	—	—	—	59,117	—	59,117
Distributions paid:
Preferred stock	—	—	—	—	—	—	(31,757)	(31,757)
Common stock	—	—	—	—	—	—	(19,021)	(19,021)
Adjustment to reflect minority interest to underlying ownership interest	—	—	—	—	1,124	—	—	1,124

Balances at September 30, 2005	23,734	$593,350	21,790,893	$218	$416,800	$402,646	$(308,762)	$1,104,252

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months
	Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$59,117	$35,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	57,418	55,016
In-place rents adjustment	116	117
Lease incentives	22	—
Minority interest in income	17,305	21,650
Gain on disposition of properties	(16,529)	(145)
Stock compensation expense	749	849
Increase in receivables and other assets	(4,796)	(2,882)
Increase in accrued and other liabilities	2,017	7,239

Total adjustments	56,302	81,844

Net cash provided by operating activities	115,419	117,463

Cash flows from investing activities:
Capital improvements to real estate facilities	(29,066)	(38,903)
Acquisition of real estate facilities	—	(22,323)
Proceeds from disposition of real estate facilities	80,856	5,067

Net cash provided by (used in) investing activities	51,790	(56,159)

Cash flows from financing activities:
Borrowings on credit facility	—	138,000
Repayment of borrowings on credit facility	—	(203,000)
Repayment of borrowings from an affiliate	—	(100,000)
Principal payments on mortgage notes payable	(312)	(469)
Repayment of unsecured note payable	—	(50,000)
Net proceeds from the issuance of preferred stock	79,627	350,371
Net proceeds from the issuance of preferred units	—	41,533
Exercise of stock options	1,715	6,477
Shelf registration costs	—	(101)
Repurchase of common stock	(5,425)	—
Redemption of preferred stock	—	(52,823)
Redemption of preferred units	(12,000)	(132,750)
Distributions paid to preferred shareholders	(31,757)	(21,542)
Distributions paid to minority interests — preferred units	(7,842)	(14,409)
Distributions paid to common shareholders	(19,021)	(18,941)
Distributions paid to minority interests — common units	(6,356)	(6,356)

Net cash used in financing activities	(1,371)	(64,010)

Net increase (decrease) in cash and cash equivalents	165,838	(2,706)
Cash and cash equivalents at the beginning of the period	39,688	5,809

Cash and cash equivalents at the end of the period	$205,526	$3,103

Supplemental schedule of non cash investing and financing activities:
Unrealized loss:
Comprehensive income on interest rate swap	$—	$(535)
Other comprehensive income	$—	$535
Adjustment to reflect minority interest to underlying ownership interest:
Minority interest — common units	$(823)	$98
Paid-in capital	$823	$(98)
Effect of EITF Topic D-42:
Cumulative distributions	$—	$(1,866)
Minority interest — common units	$(301)	$(3,139)
Paid-in capital	$301	$5,005
See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
1.	Organization and Description of Business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of September 30, 2005, PSB owned approximately 75% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units were owned by Public Storage, Inc. (“PSI”) and its affiliates. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of September 30, 2005, the Company owned and operated approximately 17.4 million net rentable square feet of commercial space located in eight states including approximately 73,000 square feet of property held for disposition. The Company also manages approximately 1.2 million net rentable square feet on behalf of PSI and its affiliated entities.

2.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The accompanying consolidated financial statements include the accounts of PSB and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates.

Allowance for doubtful accounts

We monitor the collectibility of our receivable balances, including the deferred rent receivable, on an on-going basis. Based on these reviews, we maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on our consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $600,000 and $550,000 at September 30, 2005 and December 31, 2004, respectively.

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

Intangible assets

Intangible assets consist of property management contracts for properties managed, but not owned, by the Company. The intangible assets were amortized over seven years. At September 30, 2005 intangible assets were fully amortized.

Evaluation of asset impairment

The Company evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition. Assets held for disposition are reported at the lower of their carrying amount or fair value, less cost of disposition. At September 30, 2005, the Company did not consider any assets to be impaired.

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

Revenue and expense recognition

Revenue is recognized in accordance with Staff Accounting Bulletin No. 101 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements (SAB 101), as amended. SAB 101 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Straight-line rent is recognized for all tenants with contractual increases in rent that are not included on the Company’s credit watch list. Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as rental income in the period the applicable costs are incurred. Property management fees are recognized in the period earned.

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

Related party transactions

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services, which are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled approximately $85,000 and $80,000 for the three months ended September 30, 2005 and 2004, respectively and $255,000 and $247,000 for the nine months ended September 30, 2005 and 2004, respectively. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $145,000 and $142,000 for each of the three months ended September 30, 2005 and 2004, respectively and $434,000 and $423,000 for the nine months ended September 30, 2005 and 2004, respectively. Furthermore, through the first quarter of 2004, the Company combined its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation (“Stor-Re”). Stor-Re provided limited property and liability insurance to the Company at commercially competitive rates. The Company and PSI also utilized unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re’s limitations.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income allocable to common shareholders	$14,264	$2,847	$27,360	$12,211

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	21,858	21,813	21,867	21,744
Net effect of dilutive stock compensation — based on treasury stock method using average market price	172	164	183	175

Diluted weighted average common shares outstanding	22,030	21,977	22,050	21,919

Basic earnings per common share	$0.65	$0.13	$1.25	$0.56

Diluted earnings per common share	$0.65	$0.13	$1.24	$0.56

Options to purchase approximately 50,000 and 75,000 shares for the three months ended September 30, 2005 and 2004, respectively and options to purchase approximately 130,000 and 30,000 shares for the nine months ended September 30, 2005 and 2004, respectively were not included in the computation of diluted net income per share because such options were considered anti-dilutive.

Segment Reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2004 in order to conform to the 2005 presentation.

3.	Real Estate Facilities

The activity in real estate facilities for the nine months ended September 30, 2005 is as follows (unaudited, in thousands):

			Accumulated
	Land	Buildings	Depreciation	Total
Balances at December 31, 2004	$368,764	$1,135,772	$(280,215)	$1,224,321
Capital improvements, net	—	28,870	—	28,870
In-place rent adjustment	—	—	(116)	(116)
Lease incentives	—	—	(22)	(22)
Depreciation expense	—	—	(57,418)	(57,418)
Transfer to properties held for disposition	(209)	(1,600)	1,165	(644)

Balances at September 30, 2005	$368,555	$1,163,042	$(336,606)	$1,194,991

Subsequent to September 30, 2005, the Company acquired Rose Canyon Business Park, a 233,000 square foot multi-tenant flex park in San Diego, California, for $35.1 million. In connection with the acquisition, the Company assumed a $15.0 million mortgage, which bears an interest rate of 5.73% and matures March 1, 2013. The park, which had occupancy of approximately 94.6% at the time of acquisition, consists of 14 single and two story buildings.

On September 30, 2005, the Company completed the sale of Woodside Corporate Park located in Beaverton, Oregon. The park consists of 13 buildings comprising approximately 574,000 square feet and a 3.3 acre parcel of land. Net proceeds from the sale, after transaction costs, were approximately $64.5 million. In connection with the sale, the Company recognized a gain of $12.5 million. The operating results of the park have been included in income from discontinued operations.

On August 8, 2005, the Company closed on the sale of a 7,100 square foot unit at Miami International Commerce Center (“MICC”) in Miami, Florida for a gross sales price of $750,000, resulting in a gain of $137,000. Subsequent to September 30, 2005, the Company sold three additional units aggregating 23,100 square feet for a combined gross sales price of $2.8 million.

During the nine months ended September 30, 2005, the Company realized a gain of approximately $1.0 million from the November 2004 sale of Largo 95 in Largo, Maryland. The gain was previously deferred due to the Company’s obligation to complete certain leasing related items satisfied during the second quarter of 2005.

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

The Company has nine separate units, aggregating 73,000 square feet at MICC that it anticipates selling and has therefore classified such units as assets held for disposition at September 30, 2005, three of which have been sold subsequently.

The following summarizes the condensed results of operations of the properties sold during 2005 and 2004 as well as assets held for disposition as of September 30, 2005, which are included in the consolidated statements of income as discontinued operations (unaudited, in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30
	2005	2004	2005	2004
Rental income	$1,826	$3,641	$5,758	$10,680
Cost of operations	(533)	(926)	(1,655)	(2,984)
Depreciation expense	—	(1,001)	(1,135)	(3,154)

Income from discontinued operations	$1,293	$1,714	$2,968	$4,542

In addition to rental payments, tenants reimburse the Company for their pro rata share of specified operating expenses, which amounted to approximately $221,000 and $408,000 for the three months ended September 30, 2005 and 2004, respectively. Reimbursements for the nine months ended September 30, 2005 and 2004 were $755,000 and $1.2 million, respectively. These amounts are included as rental income and cost of operations in the table presented above for those assets either sold or classified as held for disposition.

4.	Leasing Activity

The Company leases space in its real estate facilities to tenants under non-cancelable leases generally ranging from one to ten years. Future minimum rental income, excluding reimbursement of expenses, as of September 30, 2005 under these leases are as follows (unaudited, in thousands):

2005	$41,990
2006	171,703
2007	132,196
2008	93,874
2009	61,273
Thereafter	110,976

$612,012

In addition to minimum rental payments, tenants reimburse the Company for their pro rata share of specified operating expenses, which amounted to approximately $6.8 million and $6.7 million for the three months ended September 30, 2005 and 2004, respectively and approximately $20.2 million and $20.5 million for the nine months ended September 30, 2005 and 2004, respectively. These amounts are included as rental income and cost of operations in the accompanying consolidated statements of income.

Leases accounting for approximately 7% of leased square footage as of September 30, 2005 are subject to termination options, which are exercisable now or at some future date. In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

5.	Bank Loans

In August of 2005, the Company modified the term of its line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100.0 million and matures on August 1, 2008. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.50% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.65%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $450,000 which will be amortized over the life of the Credit Facility. The Company had no balance outstanding as of September 30, 2005 or December 31, 2004. The Credit Facility requires the Company to meet certain covenants; the Company was in compliance with all such covenants at September 30, 2005.

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

6.	Mortgage Notes Payable

Mortgage notes consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
	(unaudited)
8.19% mortgage note, principal and interest payable monthly, due March 2007	$5,373	$5,578
7.29% mortgage note, principal and interest payable monthly, due February 2009	5,682	5,789

	$11,055	$11,367

At September 30, 2005, approximate principal maturities of mortgage notes payable are as follows (unaudited, in thousands):

2005	$108
2006	455
2007	5,169
2008	179
2009	5,144

$11,055

7.	Minority Interests

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

At September 30, 2005, there were 7,305,355 common units owned by PSI and affiliated entities, which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at September 30, 2005, the minority interest units would convert into approximately 25.1% of the common shares outstanding. Combined with PSI’s common stock ownership, on a fully converted basis, PSI has a combined ownership of approximately 43.7% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests’ equity in the Company.

Preferred partnership units

Through the Operating Partnership, the Company has issued the following preferred units in separate private placement transactions (in thousands):

		Earliest		September 30, 2005		December 31, 2004
		Redemption	Dividend	Units		Units
Series	Issuance Date	Date	Rate	Outstanding	Amount	Outstanding	Amount
				(unaudited)
Series Y	July 2000	July 2005	8.875%	—	$—	480	$12,000
Series E	September 2001	September 2006	9.250%	2,120	53,000	2,120	53,000
Series G	October 2002	October 2007	7.950%	800	20,000	800	20,000
Series J	May & June 2004	May 2009	7.500%	1,710	42,750	1,710	42,750

				4,630	$115,750	5,110	$127,750

During the second quarter of 2005, the Company notified the holders of its 8.875% Series Y Cumulative Redeemable Preferred Units of its intent to redeem such units in July 2005. The Company redeemed these units for $12.0 million on July 12, 2005.

On September 3, 2004 the Company redeemed 3.2 million units of its 8.750% Series C Cumulative Redeemable Preferred Units for $80.0 million. In addition, on April 23, 2004 the Company redeemed 510,000 units of its 8.875% Series B Cumulative Redeemable Preferred Units for approximately $12.8 million.

In accordance with EITF D-42, the redemptions resulted in a reduction of net income allocable to common shareholders and common unit holders of approximately $0 and $2.9 million for the three months ended September 30, 2005 and 2004, respectively and a corresponding increase in the allocation of income to minority interests equal to the excess of the redemption amount over the carrying amount of the redeemed securities. These amounts were approximately $301,000 and $3.1 million for the nine months ended September 30, 2005 and 2004, respectively.

During the second quarter of 2004, the Company completed private placements totaling approximately $42.8 million of 7.500% Series J Cumulative Redeemable Preferred Units through its Operating Partnership. The Series J units are non-callable for five years and have no mandatory redemption. The net proceeds from the placements were approximately $41.5 million and were used to fund a property acquisition in Virginia and to reduce the amount outstanding on the Company’s line of credit.

The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of September 30, 2005 the Company had approximately $3.2 million of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.

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

The property management contract with PSI is for a seven year term with the term being automatically extended one year on each anniversary. At any time, either party may notify the other that the contract is not to be extended, in which case the contract will expire on the first anniversary of its then scheduled expiration date. For PSI affiliate owned properties, PSI can cancel the property management contract upon 60 days notice while the Operating Partnership can cancel upon seven years notice. Management fee revenues under these contracts were approximately $145,000 and $142,000 for the three months ended September 30, 2005 and 2004, respectively and $434,000 and $423,000 for the nine months ended September 30, 2005 and 2004 respectively. Management fee revenues from unaffiliated third parties for the three and nine months ended September 30, 2004 were approximately $58,000 and $92,000, respectively. There were no management fee revenues from unaffiliated third parties during 2005.

9.	Shareholders’ Equity

Preferred stock

As of September 30, 2005 and December 31, 2004, the Company had the following series of preferred stock outstanding (in thousands, except shares outstanding):

		Earliest		September 30, 2005		December 31, 2004
		Redemption	Dividend	Shares		Shares
Series	Issuance Date	Date	Rate	Outstanding	Amount	Outstanding	Amount
				(unaudited)
Series D	May, 2001	May, 2006	9.500%	2,634	$65,850	2,634	$65,850
Series F	January, 2002	January, 2007	8.750%	2,000	50,000	2,000	50,000
Series H	January & October, 2004	January, 2009	7.000%	8,200	205,000	8,200	205,000
Series I	April, 2004	April, 2009	6.875%	3,000	75,000	3,000	75,000
Series K	June, 2004	June, 2009	7.950%	2,300	57,500	2,300	57,500
Series L	August, 2004	August, 2009	7.600%	2,300	57,500	2,300	57,500
Series M	May, 2005	May 2010	7.200%	3,300	82,500	—	—

				23,734	$593,350	20,434	$510,850

In May of 2005, the Company issued 3.3 million depositary shares each representing 1/1,000 of a share of the 7.200% Cumulative Preferred Stock, Series M, at $25.00 per depositary share. The Company intends to use the proceeds from the offering is to fund future property acquisitions, preferred equity redemptions and for general corporate purposes.

On October 30, 2004, the Company issued an additional 1.3 million depositary shares each representing 1/1,000 of a share of the Company’s 7.000% Cumulative Preferred Stock, Series H, at a discounted price of $24.0638 per depositary share. The Company received net proceeds of approximately $30.8 million. The discount associated with the offering was recorded as issuance costs.

On August 31, 2004, the Company issued 2.3 million depositary shares each representing 1/1,000 of a share of the Company’s 7.600% Cumulative Preferred Stock, Series L, at $25.00 per depositary share. The Company received net proceeds of approximately $55.6 million.

On June 30, 2004, the Company issued 2.3 million depositary shares each representing 1/1,000 of a share of the Company’s 7.950% Cumulative Preferred Stock, Series K, at $25.00 per depositary share. The Company received net proceeds of approximately $55.5 million.

On April 21, 2004, the Company issued 3.0 million depositary shares, each representing 1/1,000 of a share of the Company’s 6.875% Cumulative Preferred Stock, Series I, at $25.00 per depositary share. The Company received net proceeds of approximately $72.5 million, which were used to redeem the Company’s outstanding 9.250% Preferred Stock, Series A and 8.875% Series B Preferred Operating Partnership Units, and reduce the outstanding balance on the Company’s line of credit.

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

On April 30, 2004 the Company redeemed 2.1 million depositary shares of its 9.250% Cumulative Preferred Stock, Series A for approximately $52.8 million. In accordance with EITF Topic D-42, the redemption resulted in a reduction of net income allocable to common shareholders of approximately $1.9 million for the nine months ended September 30, 2004 equal to the excess of the redemption amount over the carrying amount of the redeemed securities.

The Company recorded approximately $11.3 million and $8.5 million in distributions to its preferred shareholders for the three months ended September 30, 2005 and 2004, respectively. The Company recorded approximately $31.8 million and $21.5 million in distributions to its preferred shareholders for the nine months ended September 30, 2005 and 2004, respectively. The distributions for the nine months ended September 30, 2004 include approximately $1.9 million of non-cash distributions related to EITF Topic D-42.

Holders of the Company’s preferred stock are not entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends. As of September 30, 2005 the Company had approximately $20.1 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common Stock

The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 4.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the three months ended September 30, 2005, the Company repurchased 123,100 shares of common stock at a cost of approximately $5.4 million. Subsequent to September 30, 2005, the Company repurchased 95,800 shares of common stock at a cost of approximately $4.2 million. Since inception of the program in March 2000 through October 31, 2005, the Company has repurchased an aggregate of 2.8 million shares of common stock at an aggregate cost of approximately $79.5 million (average cost of $28.00 per share). No shares were repurchased in 2004.

The Company paid approximately $6.3 million ($0.29 per common share) for the three months ended September 30, 2005 and 2004 and $19.0 million and $18.9 million ($0.87 per common share) for the nine months ended September 30, 2005 and 2004, respectively, in distributions to its common shareholders. Pursuant to restrictions imposed by the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

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

Through December 31, 2001, the Company elected to adopt the disclosure requirements of FAS 123 but continue to account for stock-based compensation under APB 25. Effective January 1, 2002, the Company adopted the Fair Value Method of accounting for stock options. As required by the transition requirements of FAS 123, as amended by FAS 148, the Company will recognize compensation expense in the income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002, but continue to disclose the pro-forma impact of utilizing the Fair Value Method on stock options issued prior to January 1, 2002. As a result, included in the Company’s income statement for the three months ended September 30, 2005 and 2004, is approximately $107,000 and $79,000, respectively, in net stock option compensation expense related to options granted after January 1, 2002. Net stock option compensation expense for the nine months ended September 30, 2005 and 2004 was approximately $296,000 and $212,000, respectively.

The weighted average fair value of the options granted in the nine months ended September 30, 2005 and 2004 was $6.98 per share and $5.90 per share, respectively. Had compensation cost for the 1997 Plan for options granted prior to December 31, 2001 been determined based on the fair value at the grant date for awards under the Plan consistent with the method prescribed by SFAS No. 123, the Company’s pro forma net income available to common shareholders would have been as follows (in thousands, except per share amounts):

	For the three months ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income allocable to common shareholders, as reported	$14,264	$2,847	$27,360	$12,211
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards	—	60	—	215

Net income allocable to common shareholders, as adjusted	$14,264	$2,787	$27,360	$11,996

Earnings per share:
Basic as reported	$0.65	$0.13	$1.25	$0.56

Basic as adjusted	$0.65	$0.13	$1.25	$0.55

Diluted as reported	$0.65	$0.13	$1.24	$0.56

Diluted as adjusted	$0.65	$0.13	$1.24	$0.55

The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the nine months ended September 30, 2005 and 2004: a dividend yield of 2.6%; expected volatility of 17.6% and 17.0%, respectively; expected life of five years; and a risk-free interest rate of 4.2% and 3.0%, respectively. The pro forma effect on net income allocable to common shareholders for the three and nine months ended September 30, 2005 and 2004, may not be representative of the pro forma effect on net income allocable to common shareholders in future years.

During the nine months ended September 30, 2005, 62,364 stock options were exercised for approximately $1.7 million.

The Company has granted 233,700 restricted stock units under the 1997 Plan and 2003 Plan since inception, of which 129,450 restricted stock units were outstanding as of September 30, 2005. The restricted stock units were granted at a zero exercise price. The fair market value of the restricted stock units at the date of grant ranged from $24.02 to $45.51 per restricted stock unit. The restricted stock units granted prior to August, 2002 (88,000 units) are subject to a five-year vesting schedule, with 30% of the units vesting in year three, 30% in year four and 40% in year five. Restricted stock units granted subsequent to August, 2002 (145,700 units) are subject to a six year vesting schedule, with none of the units vesting in year one and 20% of the units vesting in each of the next five years. Net compensation expense of $191,000 and $274,000 related to these units was recognized during the three months ended September 30, 2005 and 2004, respectively. Net compensation expense of $436,000 and $637,000 related to these units was recognized during the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005 19,250 restricted stock units vested; of this amount, 11,962 shares were issued, net of shares applied to payroll taxes.

In May of 2004, the shareholders of the Company approved the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s income statement for the three and nine months ended September 30, 2005, is approximately $17,000 in compensation expense.
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
Overview
The Company owns and operates approximately 17.4 million rentable square feet of flex, industrial and office properties located in eight states.

The Company focuses on increasing profitability and cash flow aimed at maximizing shareholder value. The Company strives to maintain high occupancy levels while increasing rental rates when market conditions allow. The Company also acquires properties which it believes will create long-term value. Operating results are driven by income from rental operations and are therefore substantially influenced by rental demand for space within our properties.

In 2004, the Company experienced the effects of a generally slow economy and a particularly difficult real estate market which heavily favored tenants. These market conditions impacted many aspects of the Company’s business including occupancy levels, rental rates and transaction costs. Market conditions, characterized by weak demand and over supply, resulted in downward pressure on rental rates coupled with increased necessity to give rent concessions in the form of free rent. In addition, certain markets continued to experience increasing tenant improvement costs. In the first nine months of 2005, some of the Company’s stronger markets, such as Southern California, Miami and Washington Metro experienced improving market conditions resulting in stabilizing to increasing rental rates, coupled with reduced rent concessions and tenant improvement costs. In markets such as Portland, Austin and Dallas, although showing some stabilization, have experienced decreases in occupancies and rental rates. See further discussion of operating results below.
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
Revenue Recognition: We recognize revenue in accordance with Staff Accounting Bulletin No. 101 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements (SAB 101), as amended. SAB 101 requires that the following four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Straight-line rent is recognized for all tenants with contractual increases in rent that are not included on the Company’s credit watch list. Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as rental income in the period the applicable costs are incurred.

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

Accruals for Contingencies: The Company is exposed to business and legal liability risks with respect to events that may have occurred, but in accordance with U.S. generally accepted accounting principles has not accrued for such potential liabilities because the loss is either not probable or not estimable. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations.
Effect of Economic Conditions on the Company’s Operations:
     During 2003 and 2004, the Company was affected by the slowdown in economic activity. The effects of these economic conditions appear to be subsiding in 2005, with reduced overall rental rate roll downs, reduced vacancy, lower rent concessions and transaction costs. The Company’s challenged markets, which consist of Portland, Northern California and Texas, continue to experience higher vacancy, rental rate roll downs and high transaction costs. Leasing activity however, is increasing in these challenged markets. Properties in the Company’s healthier markets, which include Southern California, Washington Metro, Florida and Arizona, may continue to experience rental rate increases as well as increased occupancy levels. For more information on the effect of these conditions on the Company’s primary markets, see “Effect of Economic Conditions on the Company’s Primary Markets.”
     The reduction in occupancies and market rental rates in some of the challenged markets has been the result of several factors related to recent general economic conditions. In these markets, over the past two years, there have been more businesses contracting than expanding, more businesses failing than starting-up and general uncertainty for businesses, resulting in slower decision-making and requests for shorter-term leases. There is also more competing vacant space, including sublease space, in many of the Company’s challenged markets. Some of the Company’s properties have lower vacancy rates than the average for the markets in which they are located; consequently, the Company may have difficulty in maintaining its occupancy rates as leases expire.
     The Company had two leases with Footstar that generated less than 1% of our annual revenue. Footstar and its affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Laws in 2004. In connection with such filing, they immediately rejected one of two leases with the Company. The rejected lease consisted of approximately 60,000 square feet in Dallas, Texas, with annual rents of approximately $620,000. While Footstar has yet to reject the 44,000 square foot lease, they do not occupy the space. The Company has taken back approximately 13,000 square feet of the original 57,000 square foot lease in order to execute a lease with another tenant. The remaining Footstar lease generates annual rents of approximately $745,000, including operating expense recoveries.
     In September 2004, the Company restructured a 134,000 square foot lease with a previous top ten tenant in Northern California that reset the term to 10 years and reduced the initial monthly rents by approximately $120,000 per month, to approximately $60,000, with annual increases thereafter. Effective September 1, 2005 the monthly rent increased to approximately $93,000. Additionally, a tenant previously occupying approximately 91,000 square feet in Northern California, with annual rents of approximately $600,000, filed for protection under Chapter 11 of the U.S. Bankruptcy Laws on April 12, 2005. On April 19, 2005 the petition to reject the Company’s lease was accepted by the court. Further, the court ordered the tenant to pay a $547,000 termination payment in accordance with the rejected lease, which was received by the Company in June 2005. Effective September 2005, the Company leased approximately 26,000 square feet of the vacant space, and continues to actively market the remaining space. Several other tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement, or their intention of filing for relief under the bankruptcy laws. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.
Effect of Economic Conditions on the Company’s Primary Markets:
     The Company has concentrated its operations in nine markets. Although each of these markets has been affected by the slowdown in economic activity there is every indication of improvement through increased occupancy, improved rental rates, and reduced rent concessions and leasing costs. The Company’s overall view of these markets as of September 30, 2005, is summarized below. Overall, during the three months ended September 30, 2005, the Company has seen rental rates on new leases and renewed leases within its portfolio decrease by an average of 1.5%. This change is based on comparing the most recent in place rents prior to renewal or replacement. The Company has compiled the market occupancy information set forth below using third party reports for these respective markets. The Company considers these sources to be reliable, but there can be no assurance that the information in these reports is accurate.
     The Company owns approximately 3.7 million square feet in Southern California, which consists of the Los Angeles, Orange County, and San Diego submarkets. This is considered one of the more stable markets in the country with increasing rental rates. Vacancy rates have decreased throughout Southern California for flex, industrial and office space, and range from 3.8% to 7.2%, depending on submarkets and product type. The Company’s vacancy rate in this market at September 30, 2005 was approximately 4.8%.
     The Company owns approximately 1.5 million square feet in Northern California with a concentration in Sacramento, the East Bay (Hayward and San Ramon) and the Silicon Valley (San Jose). The vacancy rates in these submarkets stand at 9.9%, 9.6% and 9.2%, respectively. The Company’s vacancy rate in the Northern California market at September 30, 2005 was 6.5%. The Company was impacted negatively by decreasing market rental rates as a result of an over supply of space due to downturns in the technology industry.
     The Company owns approximately 1.2 million square feet in South Texas, which consist of the Austin and Houston submarkets. The vacancy rate is 18.3% in the Austin submarket and over 15.1% in the Houston submarket. Although the Austin submarket has experienced challenging economic conditions, due primarily to the downturns in the technology industry, market rent and vacancy appear to be stabilizing. There still exists, however, a high level of competition for tenants. The Houston submarket remains strong with continued increases in rental rates and occupancy. The Company’s vacancy rate in the Austin and Houston submarkets at September 30, 2005 were 14.4% and 7.4%, respectively.
     The Company owns approximately 1.7 million square feet in the Dallas Metroplex market. The vacancy rate in Las Colinas, where most of the Company’s properties are located, is 13.6%. Although this market continues to be challenged by new development, which may drive down rental rates and increase vacancy, the Company’s rental and vacancy rate remain stable at September 30, 2005 at 12.7%.

     The Company owns approximately 3.3 million square feet in the Airport West submarket of Miami-Dade County in Florida. The vacancy rate was approximately 8.9% for the entire submarket, compared with the property’s rate of 4.6% at September 30, 2005. The property is located less than one mile from the cargo entrance of the Miami International Airport, which is considered one of the most active ports in the Southeast. Leasing activity is strong, resulting in better than market occupancy. Although rental rates for large space continue to roll down, rental rates for smaller space have increased.
     The Company owns approximately 2.8 million square feet in Northern Virginia, where the overall market vacancy rate was 8.6% as of September 30, 2005. Suburban Washington D.C. submarkets have continued to be positively impacted by increased federal government spending on defense and national security. This effect is expected to continue throughout 2005 and into 2006 and may result in increased rental rates and reduced vacancy. The Company’s vacancy rate in this market at September 30, 2005 was 4.5%.
     The Company owns approximately 1.2 million square feet in Maryland. The portfolio is primarily located in the Montgomery and Prince George County submarket which remains stable. Like Northern Virginia, this market benefits from increased federal government spending through defense contracting. This effect is anticipated to remain strong for the balance of 2005 and further into 2006. The Company’s vacancy rate in this market at September 30, 2005 was 3.9% compared to 10.0% for the submarket.
     The Company owns approximately 1.4 million square feet in the Beaverton submarket of Portland, Oregon. Leasing activity slowed dramatically in 2002 and continued to slow into early 2004. While market conditions have not changed dramatically, the Company has noticed improvement within the market throughout 2005, with increased leasing activity, stabilizing rental terms and vacancy rates, and reduced leasing cost. The vacancy rate in this market is 20.9%. Although supply continues to exceed demand in this market, the market appears to be experiencing net absorption, which may have a positive impact on rental rates and vacancy rates. The drivers behind this condition are improved employment levels, and expansion in certain business sectors. The Company’s vacancy rate in this market remained flat, at 15.7%, at September 30, 2005 compared to September 30, 2004.
     The Company owns approximately 679,000 square feet in the Phoenix and Tempe submarkets of Arizona. Overall, the Arizona market has been characterized by steady growth. The vacancy rate in this market is 6.3%. The Company’s vacancy rate in this market at September 30, 2005 was 5.7%.
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
     Subsequent to September 30, 2005, the Company acquired Rose Canyon Business Park, a 233,000 square foot multi-tenant flex park in San Diego, California, for $35.1 million. In connection with the acquisition, the Company assumed a $15.0 million mortgage, which bears an interest rate of 5.73% and matures March 1, 2013. The park, which had occupancy of approximately 94.6% at the time of acquisition, consists of 14 single and two story buildings.
     On September 30, 2005, the Company completed the sale of Woodside Corporate Park located in Beaverton, Oregon. The park consists of 13 buildings comprising approximately 574,000 square feet and a 3.3 acre parcel of land. Net proceeds from the sale, after transaction costs, were approximately $64.5 million. In connection with the sale, the Company recognized a gain of $12.5 million.
     In August, 2005, the Company sold a 7,100 square foot unit at Miami International Commerce Center (“MICC”) in Miami, Florida for a gross sales price of $750,000, resulting in a gain of $137,000. Subsequent to September 30,

2005, the Company sold three additional units aggregating 23,100 square feet for a combined gross sale price of $2.8 million.
     In February, 2005, the Company sold a 56,000 square foot retail center located at MICC for a sales price of approximately $12.2 million. In addition, in January, 2005, the Company closed on the sale of a 7,100 square foot unit at MICC for a gross sales price of $740,000 and closed on the sale of 8.2 acres of land within the Cornell Oaks project in Beaverton, Oregon for a sales price of approximately $3.6 million. The Company reported a combined gain of $2.9 million on the sale of these three assets.
     The Company has nine separate units, aggregating 73,000 square feet at MICC that it anticipates selling and has therefore classified such units as assets held for disposition at September 30, 2005, three of which have been sold subsequently.
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
Three and Nine Months Ended September 30, 2005 Compared To Three and Nine Months Ended September 30, 2004
     Results of Operations: Net income allocable to common shareholders for the three months ended September 30, 2005 was $14.3 million or $0.65 per diluted share compared to $2.8 million or $0.13 per diluted share for the same period in 2004. Net income allocable to common shareholders for the nine months ended September 30, 2005 was $27.4 million or $1.24 per diluted share compared to $12.2 million or $0.56 per diluted share for the same period in 2004. The change for the three and nine months in net income allocable to common shareholders was primarily a result of improved occupancy within the Company’s portfolio and the gain on the disposition of real estate partially offset by an increase in cost of operations, depreciation and general administrative expenses.
     Revenues increased $1.6 million and $7.3 million for the three and nine months ended September 30, 2005, respectively over the same periods in 2004 as a result of continued improvement in occupancy rates within the Company’s portfolio.
     In order to evaluate the performance of the Company’s overall portfolio over two comparable periods, management analyzes the operating performance of a consistent group of properties owned and operated throughout both periods (herein referred to as “Same Park”). Operating properties that the Company acquired subsequent to January 1, 2004 are referred to as “Other Facilities.” For the three and nine months ended September 30, 2005 and 2004, the Same Park portfolio constituted 17.1 million net rentable square feet, included all assets in continuing operations that the Company owned and operated from January 1, 2004 through September 30, 2005, and represented approximately 99% of the weighted average square footage of the Company’s portfolio for the nine months ended September 30, 2005.
     Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables) from continuing operations are summarized for the three and nine months ended September 30, 2005 and 2004. The Company’s property operations account for substantially all of the net operating income earned by the Company. See “Concentration of Portfolio by Region” below for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with generally accepted accounting principles (“GAAP”).
     The following tables present the operating results of the Company’s properties for the three and nine months ended September 30, 2005 and 2004 in addition to other income and expense items affecting income from continuing operations (in thousands, except per square foot amounts):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Rental income:
Same Park (17.1 million net rentable square feet) (1)	$53,838	$52,249	3.0%	$161,432	$155,615	3.7%
Other Facilities (165,000 net rentable square feet) (2)	816	713	14.4%	2,439	890	174.0%

Total rental income	54,654	52,962	3.2%	163,871	156,505	4.7%

Cost of operations:
Same Park	15,910	15,554	2.3%	47,767	46,571	2.6%
Other Facilities	294	337	(12.8)%	981	356	175.6%

Total cost of operations	16,204	15,891	2.0%	48,748	46,927	3.9%

Net operating income (3):
Same Park	37,928	36,695	3.4%	113,665	109,044	4.2%
Other Facilities	522	376	38.8%	1,458	534	173.0%

Total net operating income	38,450	37,071	3.7%	115,123	109,578	5.1%

Other income and expenses:
Facility management fees	145	200	(27.5)%	434	515	(15.7)%
Interest and other income	1,400	134	944.8%	2,780	212	1,211.3%
Interest expense	(304)	(513)	(40.7%)	(866)	(2,612)	(66.8%)
Depreciation and amortization	(19,318)	(17,801)	8.5%	(56,283)	(51,862)	8.5%
General and administrative	(1,499)	(1,154)	29.9%	(4,263)	(3,249)	31.2%

Income before discontinued operations and minority interest	$18,874	$17,937	5.2%	$56,925	$52,582	8.3%

Same Park gross margin(4)	70.4%	70.2%	0.3%	70.4%	70.1%	0.4%
Same Park weighted average for period:
Occupancy	92.4%	89.4%	3.4%	91.9%	88.8%	3.5%
Annualized realized rent per square foot(5)	$13.62	$13.66	(0.3)%	$13.69	$13.65	0.3%

(1)	See above for a definition of Same Park.

(2)	Represents operating properties owned by the Company as of September 30, 2005 that are not included in Same Park.

(3)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” below for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

(4)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income.

(5)	Same Park realized rent per square foot represents the annualized Same Park rental income earned per occupied square foot.
     Concentration of Portfolio by Region: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables) from continuing operations are summarized for the three and nine months ended September 30, 2005 by major geographic region below. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them as well as the investor the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from these financial measures as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The

Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. The tables below reflect rental income, operating expenses and NOI from continuing operations for the three and nine months ended September 30, 2005 based on geographical concentration. The total of all regions is equal to the amount of rental income and cost of operations recorded by the Company in accordance with GAAP. We have also included the most comparable GAAP measure which includes total depreciation and amortization. The percent of totals by region reflects the actual contribution to rental income, cost of operations and NOI during the period from properties included in continuing operations (in thousands):
Three Months Ended September 30, 2005:

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,664	21.2%	$13,427	24.6%	$3,751	23.1%	$9,676	25.2%
Northern California	1,500	8.7%	4,616	8.5%	1,169	7.2%	3,447	9.0%
Southern Texas	1,166	6.8%	2,587	4.7%	1,010	6.2%	1,577	4.1%
Northern Texas	1,688	9.8%	3,993	7.3%	1,265	7.8%	2,728	7.1%
Florida	3,187	18.4%	5,436	9.9%	2,130	13.1%	3,306	8.6%
Virginia	2,786	16.1%	11,845	21.7%	3,272	20.2%	8,573	22.3%
Maryland	1,238	7.2%	6,236	11.4%	1,523	9.5%	4,713	12.2%
Oregon	1,371	7.9%	4,778	8.7%	1,422	8.8%	3,356	8.7%
Arizona	679	3.9%	1,736	3.2%	662	4.1%	1,074	2.8%

Total before depreciation and amortization	17,279	100%	54,654	100%	16,204	100%	38,450	100%

Depreciation and amortization			—		19,318		(19,318)

Total			$54,654		$35,522		$19,132

Nine Months Ended September 30, 2005:

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,664	21.2%	$40,316	24.6%	$10,909	22.4%	$29,407	25.5%
Northern California	1,500	8.7%	14,251	8.7%	3,394	7.0%	10,857	9.4%
Southern Texas	1,166	6.8%	7,242	4.4%	3,043	6.2%	4,199	3.7%
Northern Texas	1,688	9.8%	11,584	7.1%	4,028	8.3%	7,556	6.6%
Florida	3,187	18.4%	16,247	9.9%	5,969	12.2%	10,278	8.9%
Virginia	2,786	16.1%	36,257	22.1%	10,433	21.4%	25,824	22.4%
Maryland	1,238	7.2%	18,605	11.3%	4,801	9.8%	13,804	12.0%
Oregon	1,371	7.9%	14,176	8.7%	4,271	8.8%	9,905	8.6%
Arizona	679	3.9%	5,193	3.2%	1,900	3.9%	3,293	2.9%

Total before depreciation and amortization	17,279	100%	163,871	100%	$48,748	100%	115,123	100%

Depreciation and amortization			—		56,283		(56,283)

Total			$163,871		$105,031		$58,840

     Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of September 30, 2005. The Company analyzes this concentration to understand significant industry exposure risk.

Business services	12.5%
Government	10.4%
Computer hardware, software and related services	10.3%
Contractors	10.0%
Financial services	9.7%
Warehouse, transportation and logistics	9.4%
Retail	6.3%
Home furnishings	4.5%
Communications	4.1%
Electronics	3.0%

80.2%

     The information below depicts the Company’s top ten customers by annual rents as of September 30, 2005 (in thousands):

		Annualized	% of Total Annualized
Tenant	Square Footage	Rental Income	Rental Income
U.S. Government	473	$8,620	3.9%
Intel	214	3,525	1.6%
County of Santa Clara	97	3,053	1.4%
Citigroup	262	2,091	1.0%
Axcelis Technologies	89	1,740	0.8%
Wells Fargo	102	1,571	0.7%
Welch Allyn Protocol, Inc.	91	1,475	0.7%
AARP	102	1,459	0.7%
TRW Systems	58	1,448	0.7%
MCI	72	1,168	0.5%

	1,560	$26,150	12.0%

     Of the leases included in the above list, approximately 13.2% of the total square footage is currently scheduled to expire in 2005.
     Supplemental Market Data and Trends: The following tables summarize the Same Park operating results by major geographic region for the three and nine months ended September 30, 2005 and 2004. In addition, the tables reflect the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2004 (referred to as “Other Facilities”). The impact of these properties is included in Other Facilities in the tables below (in thousands):
Three Months Ended September 30, 2005:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	September 30,	September 30,	Increase	September 30,	September 30,	Increase	September 30,	September 30,	Increase
Region	2005	2004	(Decrease)	2005	2004	(Decrease)	2005	2004	(Decrease)
Southern California	$13,427	$13,056	2.8%	$3,751	$3,663	2.4%	$9,676	$9,393	3.0%
Northern California	4,616	4,865	(5.1%)	1,169	1,089	7.3%	3,447	3,776	(8.7%)
Southern Texas	2,587	2,385	8.5%	1,010	1,126	(10.3%)	1,577	1,259	25.3%
Northern Texas	3,993	3,750	6.5%	1,265	1,298	(2.5%)	2,728	2,452	11.3%
Florida	5,436	5,232	3.9%	2,130	1,731	23.1%	3,306	3,501	(5.6%)
Virginia	11,029	10,888	1.3%	2,978	2,926	1.8%	8,051	7,962	1.1%
Maryland	6,236	6,362	(2.0%)	1,523	1,587	(4.0%)	4,713	4,775	(1.3%)
Oregon	4,778	4,096	16.7%	1,422	1,453	(2.1%)	3,356	2,643	27.0%
Arizona	1,736	1,615	7.5%	662	681	(2.8%)	1,074	934	15.0%

Total Same Park	53,838	52,249	3.0%	15,910	15,554	2.3%	37,928	36,695	3.4%
Other Facilities	816	713	14.4%	294	337	(12.8%)	522	376	38.8%

Total before depreciation and amortization	54,654	52,962	3.2%	16,204	15,891	2.0%	38,450	37,071	3.7%
Depreciation and amortization	—	—	—	19,318	17,801	8.5%	(19,318)	(17,801)	8.5%

Total	$54,654	$52,962	3.2%	$35,522	$33,692	5.4%	$19,132	$19,270	(0.7%)

Nine Months Ended September 30, 2005:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	September 30,	September 30	Increase	September 30,	September 30,	Increase	September 30,	September 30,	Increase
Region	2005	2004	(Decrease)	2005	2004	(Decrease)	2005	2004	(Decrease)
Southern California	$40,316	$38,555	4.6%	$10,909	$10,630	2.6%	$29,407	$27,925	5.3%
Northern California	14,251	14,995	(5.0%)	3,394	3,275	3.6%	10,857	11,720	(7.4%)
Southern Texas	7,242	7,306	(0.9%)	3,043	3,364	(9.5%)	4,199	3,942	6.5%
Northern Texas	11,584	10,407	11.3%	4,028	4,047	(0.5%)	7,556	6,360	18.8%
Florida	16,247	15,344	5.9%	5,969	5,371	11.1%	10,278	9,973	3.1%
Virginia	33,818	33,303	1.5%	9,452	9,088	4.0%	24,366	24,215	0.6%
Maryland	18,605	18,077	2.9%	4,801	4,649	3.3%	13,804	13,428	2.8%
Oregon	14,176	12,673	11.9%	4,271	4,090	4.4%	9,905	8,583	15.4%
Arizona	5,193	4,955	4.8%	1,900	2,057	(7.6%)	3,293	2,898	13.6%

Total Same Park	161,432	155,615	3.7%	47,767	46,571	2.6%	113,665	109,044	4.2%
Other Facilities	2,439	890	174.0%	981	356	175.6%	1,458	534	173.0%

Total before depreciation and amortization	163,871	156,505	4.7%	48,748	46,927	3.9%	115,123	109,578	5.1%
Depreciation and amortization	—	—	—	56,283	51,862	8.5%	(56,283)	(51,862)	8.5%

Total	$163,871	$156,505	4.7%	$105,031	$98,789	6.3%	$58,840	$57,716	1.9%

The discussion of regional information below relates to Same Park properties:

Southern California

This region includes San Diego, Orange and Los Angeles Counties. The increase in rental income is the result of a stable market supported by a diverse economy. Weighted average occupancies have increased from 92.4% for the first nine months in 2004 to 94.7% for the first nine months in 2005. Annualized realized rent per foot increased 2.0% from $15.19 per foot for the first nine months in 2004 to $15.49 per foot for the first nine months in 2005. These submarkets have experienced increased rental rates and decreased vacancy rates as a result of strong economic conditions, and greater demand for space due to business expansions.

Northern California

This region includes Sacramento, South San Francisco, the East Bay and the Silicon Valley, a market that continues to be affected by the technology slump from the past several years. The negative economic conditions experienced by the Silicon Valley market have been mitigated in our stronger Northern California markets, such as Sacramento. Weighted average occupancies have decreased from 94.4% for the first nine months in 2004 to 93.2% for the first nine months in 2005. The decrease in occupancy was primarily related to the second quarter bankruptcy of a tenant previously occupying 91,000 square feet. Annualized realized rent per foot decreased 3.7% from $14.12 per foot for the first nine months in 2004 to $13.60 per foot for the first nine months in 2005.

Southern Texas

This region consists of Austin and Houston. Overall, the financial condition of the combined submarkets appears to be stabilizing. The Austin submarket continues to be affected by a slow economy, as evidenced by significant rent roll down and decreasing occupancy. The Houston submarket’s operating conditions appear to be stabilizing as evidenced by increasing rental rates and occupancy. For the third quarter, the Houston submarket increased rental rates by 7.7% over expiring rents. Weighted average occupancies for the region have decreased from 85.1% for the first nine months in 2004 to 84.4% for the first nine months in 2005. Annualized realized rent per foot for the region remained the same at $9.81 per foot for the first nine months of 2004 and 2005.

Northern Texas

This region consists of the Company’s Dallas portfolio, which continues to be negatively impacted by lingering effects of economic slowdown and continued increase in supply through development. Although the economy continues to struggle, there is evidence of improvement through the operating results. The Company will continue to experience economic challenges in this market as the Company faces significant lease roll over. Rental rates in this market appear to be stabilizing, and leasing costs and rent concessions are reducing with most transactions. Weighted average occupancies have increased from 83.0% for the first nine months in 2004 to 86.1% for the first nine months in 2005. Annualized realized rent per foot increased 7.2% from $9.91 per foot for the first nine months in 2004 to $10.62 per foot for the first nine months in 2005. In addition to increased occupancy, the difference in realized rent per foot is a result of the Company fully reserving deferred rental income for tenants in bankruptcy or facing significant financial risk in 2004. In 2005 these tenants have been replaced with creditworthy tenants, which have enabled the Company to recognize deferred rental income.

Florida

This region consists of the Company’s business park located in the submarket of Miami-Dade County. The park is located less than one mile from the Miami International Airport. Weighted occupancies have increased from 83.6% for the first nine months in 2004 to 92.2% for the first nine months in 2005. Annualized realized rent per foot decreased 3.9% from $7.68 per foot for the first nine months in 2004 to $7.38 for the first nine months in 2005. During the nine months ended September 30, 2005, the property has experienced roll over of certain large tenant spaces with terminating rents greater than incoming rents. This impact on rental income has been mitigated by the increasing rents on smaller spaces and improved occupancy. Further, leasing costs and rent concessions have been reduced on many lease transactions. Operating expenses for the nine months ended September 30, 2005 have increased by approximately 11.1% over the same period in 2004 due primarily to increased property taxes as a result of significant increases in the property’s assessed value.

Virginia

This region includes the Company’s Northern Virginia submarkets surrounding the Washington D.C. metropolitan area. Northern Virginia has been positively impacted by increased federal government spending, resulting in continued rental rate increases and higher occupancy. The demand for space continues to increase, while supply decreases. This will also have an impact on rental rates, leasing costs, rent concessions and occupancy. Weighted average occupancies have decreased from 96.1% for the first nine months in 2004 to 95.5% for the first nine months in 2005. Annualized realized rent per foot increased 2.3% from $17.62 per foot for the first nine months in 2004 to $18.02 per foot for the first nine months in 2005.

Maryland

This region consists of facilities in Prince George County and Montgomery County, which are in the Washington Metro market. The Washington Metro market is a stable market due to increased government contracting and as a result, rental rates are stabilizing, rent concessions have decreased and capital requirements have decreased. In more recent years this market has had a significant amount of sublease space, which placed increased pressure on rental rates and vacancy. This supply of sublease space has decreased, thereby decreasing downward pressure on rental rates. Weighted average occupancies have increased from 90.7% for the first nine months in 2004 to 95.0% for the first nine months in 2005. Annualized realized rent per foot decreased 1.7% from $21.46 per foot for the first nine months in 2004 to $21.10 per foot for the first nine months in 2005. The decrease in rental rates has been partially a result of certain large space tenants releasing at rental rates below expiring rates.

Oregon

This region consists primarily of two business parks in the Beaverton submarket of Portland. Oregon has been one of the markets hardest hit by the technology slowdown. The slowdown, which began in 2002 and continued through 2004, has begun to subside. Through September 30, 2005, the market has experienced an increase in leasing activity, indicating improvement in market conditions. Portland has pre-recession employment rates which are a result of the business expansion in certain sectors. Rental rates appear to be stabilizing, and leasing costs and rent concessions significantly reduced. Weighted average occupancies have increased from 78.2% for the first nine months in 2004 to 84.4% for the first nine months in 2005. Annualized realized rent per foot increased 3.6% from $15.74 per foot for the first nine months in 2004 to $16.31 per foot for the first nine months in 2005.

Arizona

The Arizona region consists primarily of properties in the Phoenix and Tempe submarkets, where rents are moderately increasing and rent concessions are reducing. Weighted average occupancies have increased from 92.4% for the first nine months in 2004 to 94.4% for the first nine months in 2005. Annualized realized rent per foot increased 2.6% from $10.53 per foot for the first nine months in 2004 to $10.80 for the first nine months in 2005.

Other Facilities

In May 2004, the Company acquired one asset in Fairfax, Virginia consisting of 165,000 square feet for $24.1 million. During the nine months ended September 30, 2005 this asset (referred to as Other Facilities) contributed $2.4 million in revenues less cost of operations of $981,000.
     Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the three months ended September 30, 2005, $145,000 in revenue was recognized from facility management operations compared to $200,000 for the same period in 2004. During the nine months ended September 30, 2005, $434,000 in revenue was recognized from facility management operations compared to $515,000 for the same period in 2004.
     Cost of Operations: Cost of operations for the three months ended September 30, 2005 was $16.2 million compared to $15.9 million for the same period in 2004, an increase of 2.0%. Cost of operations as a percentage of rental income remained fairly consistent for the three months ended September 30, 2005 and 2004 at 29.7% and 30.0%, respectively. Cost of operations for the nine months ended September 30, 2005 was $48.8 million compared to $46.9 million for the same period in 2004, an increase of 3.9%. Cost of operations as a percentage of rental income remained fairly consistent for the nine months ended September 30, 2005 and 2004 at 29.7% and 30.0%, respectively.
     Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended September 30, 2005 was $19.3 million compared to $17.8 million for the same period in 2004. Depreciation and amortization expense for the nine months ended September 30, 2005 was $56.3 million compared to $51.9 million for the same period in 2004. This increase is primarily due to depreciation expense on capital and tenant improvements acquired during 2004.
     General and Administrative Expense: General and administrative expense consisted of the following expenses (in thousands):

	For the Three Months Ended
	September 30,		Increase
	2005	2004	(Decrease)
Compensation expense	$824	$497	65.8%
Investor services	168	140	20.0%
Stock compensation expense	160	125	28.0%
Professional fees	88	252	(65.1%)
Other expenses	259	140	85.0%

	$1,499	$1,154	29.9%

	For the Nine Months Ended
	September 30,		Increase
	2005	2004	(Decrease)
Compensation expense	$2,404	$1,690	42.2%
Professional fees	434	368	17.9%
Stock compensation expense	413	330	25.2%
Investor services	312	334	(6.6%)
Other expenses	700	527	32.8%

	$4,263	$3,249	31.2%

     For the three months ended September 30, 2005, general and administrative costs have increased $345,000 or 29.9% over the same period in 2004. For the nine months ended September 30, 2005, general and administrative costs have increased $1.0 million or 31.2% over the same period in 2004. The primary cause of the increase relates to payroll expenses as a result of additional personnel.
     Interest and Other Income: Interest and other income reflect earnings on cash balances in addition to miscellaneous income items. Interest income was $1.4 million for the three months ended September 30, 2005 compared to $109,000 for the same period in 2004. Interest income was $2.7 million and $143,000 for the nine months ended September 30, 2005 and 2004, respectively. The increase is attributable to higher cash balances and higher effective interest rates. Average cash balances and effective interest rates for the nine months ended September 30, 2005 were approximately $95.9 million and 3.2%, respectively, compared to $20.0 million and 0.9%, respectively, for the same period in 2004.
     Interest Expense: Interest expense was $304,000 for the three months ended September 30, 2005 compared to $513,000 for the same period in 2004. Interest expense was $866,000 and $2.6 million for the nine months ended September 30, 2005 and 2004 respectively. The decrease is primarily attributable to lower average debt balances in 2005 due to refinancing debt with preferred equity.
     Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $7.2 million ($2.5 million allocated to preferred unit holders and $4.8 million allocated to common unit holders) for the three months ended September 30, 2005 compared to $8.6 million ($7.7 million allocated to preferred unit holders, $953,000 allocated to common unit holders) for the same period in 2004. Minority interest in income was $17.3 million ($8.1 million allocated to preferred unit holders and $9.2 million allocated to common unit holders) and $21.7 million ($17.5 million allocated to preferred unit holders, $4.1 million allocated to common unit holders) for the nine months ended September 30, 2005 and 2004, respectively. The reduction was due to redemptions of preferred operating units in 2004 partially offset by the gain on disposition of real estate allocated to minority interest.
Liquidity and Capital Resources
     Cash and cash equivalents increased $165.8 million from $39.7 million at December 31, 2004 to $205.5 million at September 30, 2005. The primary reasons for the increase were the net proceeds of $79.6 million from the issuance of preferred equity in May of 2005, proceeds from the sale of assets of $80.9 million as well as retained operating cash flow. The Company intends to use the proceeds from the issuance to fund future property acquisitions, preferred equity redemptions and for general corporate purposes. In July of 2005 the Company redeemed $12.0 million of preferred equity.
     Net cash provided by operating activities for the nine months ended September 30, 2005 and 2004 was $115.4 million and $117.5 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements and debt service requirements and to maintain the current level of distributions to shareholders in addition to providing additional cash for future growth, debt repayment, and stock repurchases.
     Net cash provided by investing activities was $51.8 million for the nine months ended September 30, 2005 compared to $56.2 million used in investing activities for the same period in 2004. During the nine months ended September 30, 2005 the Company received $80.9 million in proceeds from the sale of real estate which was partially offset by $29.1 million in cash used for capital improvements. For the nine months ended September 30, 2004, the Company incurred capital expenditures of $38.9 million and paid $22.3 million cash for a property in Virginia partially offset by $5.1 million received in proceeds from the sale of real estate.
     Net cash used in financing activities was $1.4 million and $64.0 million for the nine months ended September 30, 2005 and 2004, respectively. The change of $62.6 million is primarily the result of the Company using proceeds from preferred equity offerings to redeem preferred equity and fund preferred equity distributions during the nine months ended September 30, 2005 compared to the Company using proceeds from preferred equity offerings to pay down debt and redeem preferred equity during the nine months ended September 30, 2004.

     The Company’s capital structure is characterized by a low level of leverage. As of September 30, 2005, the Company had two fixed rate mortgages totaling $11.1 million, which represented less than 1% of its total capitalization (based on book value, including minority interest and debt). The weighted average interest rate for the mortgages is approximately 7.73% per annum. The Company had approximately 1.4% of its properties, in terms of net book value, encumbered at September 30, 2005.
     In May of 2005, the Company issued 3.3 million depositary shares each representing 1/1,000 of a share of the 7.200% Cumulative Preferred Stock, Series M, at $25.00 per depositary share. The Company intends to use the proceeds from the issuance to fund future property acquisitions, preferred equity redemptions and for general corporate purposes.
     In August of 2005, the Company modified the term of its line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100.0 million and matures on August 1, 2008. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.50% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.65%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $450,000 which will be amortized over the life of the Credit Facility. The Company had no balance outstanding as of September 30, 2005 or December 31, 2004. The Credit Facility requires the Company to meet certain covenants; the Company was in compliance with all such covenants at September 30, 2005.
     Non-GAAP Supplemental Disclosure Measure: Funds from Operations: Management believes that Funds From Operations (“FFO”) is a useful supplemental measure of the Company’s operating performance. The Company computes FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income, computed in accordance with GAAP, before depreciation, amortization, minority interest in income, gains or losses on asset dispositions and extraordinary items. Management believes that FFO provides a useful measure of the Company’s operating performance and when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income.
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
     FFO for the Company is computed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income allocable to common shareholders	$14,264	$2,847	$27,360	$12,211
Gain on disposition of real estate	(12,599)	(313)	(16,529)	(145)
Depreciation and amortization	19,318	18,802	57,418	55,016
Minority interest in income — common units	4,787	953	9,162	4,102

Consolidated FFO allocable to common shareholders and minority interests	25,770	22,289	77,411	71,184
FFO allocated to minority interests — common units	(6,452)	(5,575)	(19,384)	(17,891)

FFO allocated to common shareholders	$19,318	$16,714	$58,027	$53,293

     FFO allocated to common shareholders for the nine months ended September 30, 2005, increased 8.9% from the same period in 2004. FFO for the nine months ended September 30, 2004 included non-cash distributions of $5.0 million related to the application of EITF Topic D-42 and the redemption of preferred equity completed in April 2004 compared to $301,000 for the same period in 2005 related to the redemption of preferred equity in July 2005. The increase in FFO primarily reflects an increase in the Same Park operating results of approximately $4.6 million and Other Facility operating results of $924,000, offset by an increase in preferred equity distributions.
     Capital Expenditures: During the nine months ended September 30, 2005, the Company expended approximately $26.3 million in recurring capital expenditures or $1.47 per weighted average square foot owned. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the nine months ended September 30, 2004, the Company expended approximately $29.4 million in recurring capital expenditures or $1.61 per weighted average square foot owned. Recurring capital expenditures may be at higher levels over the remainder of 2005 similar to 2004. The following table shows total capital expenditures for the stated periods (in thousands):

	Nine Months Ended
	September 30,
	2005	2004
Recurring capital expenditures	$26,313	$29,382
Property renovations and other capital expenditures	2,753	9,521

Total capital expenditures	$29,066	$38,903

     Stock Repurchase: The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 4.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the three months ended September 30, 2005, the Company repurchased 123,100 shares of common stock at a cost of approximately $5.4 million. Subsequent to September 30, 2005, the Company repurchased 95,800 shares of common stock at a cost of approximately $4.2 million. Since inception of the program in March 2000 through October 31, 2005, the Company has repurchased an aggregate of 2.8 million shares of common stock at an aggregate cost of approximately $79.5 million (average cost of $28.00 per share). No shares were repurchased in 2004.
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
     Related Party Transactions: At September 30, 2005, PSI owned 25.1% of the outstanding shares of the Company’s common stock (43.7% upon conversion of its interest in the Operating Partnership) and 25.1% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Ronald L. Havner, Jr., the Company’s chairman (and until August 2003 also the Chief Executive Officer), is also the chief executive officer, president and a director of PSI.
     Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services, which are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled approximately $85,000 and $80,000 for the three months ended September 30, 2005 and 2004, respectively and $255,000 and $247,000 for the nine months ended September 30, 2005 and 2004, respectively. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $145,000 and $142,000 for each of the three months ended September 30, 2005 and 2004, respectively and $434,000 and $423,000 for the nine months ended September 30, 2005 and 2004 respectively. Furthermore, through the first quarter of 2004, the Company combined its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation (“Stor-Re”). Stor-Re provides limited property and liability insurance to the Company at commercially competitive rates. The Company and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re’s limitations.

     Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.
     Contractual Obligations: In July 2005, the Company redeemed 480,000 units of its 8.875% Series Y Cumulative Redeemable Preferred Units, and in May 2005, the Company issued 3.3 million depositary shares each representing 1/1,000 of a share of 7.200% Cumulative Preferred Stock, Series M. As a result of these transactions, the amount of cash dividends the Company is scheduled to pay on an annual basis on its Cumulative Preferred Equity has increased from approximately $49.8 million to approximately $54.7 million, and the amount of cash dividends the Company is scheduled to pay in 2005 on such equity has increased to approximately $53.3 million. Dividends on Cumulative Preferred Equity are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.
ITEM 2A. RISK FACTORS
     In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating our company and our business.
PSI has significant influence over us.
     At September 30, 2005, PSI and its affiliates owned 25.1% of the outstanding shares of our common stock (43.7% upon conversion of its interest in our Operating Partnership) and 25.1% of the outstanding common units of our Operating Partnership (100% of the common units not owned by us). Also, Ronald L. Havner, Jr., our Chairman of the Board, is also Chief Executive Officer, President and a Director of PSI and Harvey Lenkin, one of our Directors recently retired as President and Chief Operating Officer of PSI. Mr. Lenkin remains a Director of both Companies. Consequently, PSI has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the Operating Partnership. In addition, PSI’s ownership may make it more difficult for another party to take over our company without PSI’s approval.
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
     We may encounter significant delays and expense in reletting vacant space, or we may not be able to relet space at existing rates, in each case resulting in losses of income: When leases expire, we will incur expenses in retrofitting space and we may not be able to release the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. Our properties as of September 30, 2005 generally have lower vacancy rates than the average for the markets in which they are located, and leases accounting for 5.7% of our annual rental income expire in 2005 and 20.7% in 2006. While we have estimated our cost of renewing leases that expire in 2005 and 2006, our estimates could be wrong. If we are unable to release space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.
     Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty in collecting from tenants in default, particularly if they declare bankruptcy. This could affect our cash flow and distributions to shareholders. Since many of our tenants are non-rated private companies, this risk may be enhanced.

     The Company had two leases with Footstar that generated less than 1% of our annual revenue. Footstar and its affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Laws in 2004. In connection with such filing, they immediately rejected one of two leases with the Company. The rejected lease consisted of approximately 60,000 square feet in Dallas, Texas, with annual rents of approximately $620,000. While Footstar has yet to reject the 44,000 square foot lease, they do not occupy the space. The Company has taken back approximately 13,000 square feet of the original 57,000 square foot lease in order to execute a lease with another tenant. The remaining Footstar lease generates annual rents of approximately $745,000, including operating expense recoveries.
     In September 2004, the Company restructured a 134,000 square foot lease with a previous top ten tenant in Northern California that reset the term to 10 years and reduced the initial monthly rents by approximately $120,000 per month, to approximately $60,000, with annual increases thereafter. Effective September 1, 2005 the monthly rent increased to approximately $93,000. Additionally, a tenant previously occupying approximately 91,000 square feet in Northern California, with annual rents of approximately $600,000, filed for protection under Chapter 11 of the U.S. Bankruptcy Laws on April 12, 2005. On April 19, 2005 the petition to reject the Company’s lease was accepted by the court. Further, the court ordered the tenant to pay a $547,000 termination payment in accordance with the rejected lease, which was received by the Company in June 2005. Effective September 2005, the Company leased approximately 26,000 square feet of the vacant space, and continues to actively market the remaining space. Several other tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement, or their intention of filing for relief under the bankruptcy laws. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.
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
     Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. As of September 30, 2005, PSI and its affiliates owned 25.1% of the outstanding shares of our common stock (43.7% upon conversion of its interest in our Operating Partnership). These shares, as well as shares of common stock held by certain other significant stockholders, are eligible to be sold in the public market, subject to compliance with applicable securities laws.

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
     The California budget could affect our company in many ways, including the possible repeal of Proposition 13, which could result in higher property taxes. Reduced state and local government spending and the resulting effects on the state and local economies could have an adverse impact on demand for our space. The budget shortfall could impact our company in other ways that cannot be predicted. Approximately 35.0% of our properties’ net operating income was generated in California for the nine months ended September 30, 2005.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At September 30, 2005, the Company’s debt as a percentage of shareholders’ equity and minority interest (based on book values) was 0.8%.
     The Company’s market risk sensitive instruments at September 30, 2005 consisted of mortgage notes payable of $11.1 million and the Company’s line of credit. All of the Company’s mortgage notes payable bear interest at fixed rates. The Company had no balance outstanding under the line of credit as of September 30, 2005. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable and line of credit as of September 30, 2005. Based on borrowing rates currently available to the Company, combined with the amount of fixed rate debt financing, the difference between the carrying amount of debt and its fair value is insignificant.
ITEM 4. CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     The following table contains information regarding the Company’s repurchase of its common stock during the three months ended September 30, 2005.

Issuer Repurchases of Equity Securities:

			Total Number of	Maximum Number of
			Shares Repurchased as	Shares that May Yet
	Total Number		Part of Publicly	Be Repurchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period Covered	Repurchased	Paid per Share	Programs	Programs
July 1 through July 30, 2005	—	$—	—	1,878,289
August 1 through August 31, 2005	83,600	43.79	83,600	1,794,689
September 1 through September 30, 2005	39,500	44.56	39,500	1,755,189

Total	123,100	$44.04	123,100	1,755,189

     See Notes 9 and 11 to the consolidated financial statements for additional information on repurchases and redemptions of equity securities.
ITEM 6. EXHIBITS
Exhibits

Exhibit 10.1	Retirement Plan for Non-Employee Directors. Filed as Exhibit 4.1 to Registrants Registration Statement on Form S-8, No. 333-129463, filed on November 4, 2005.
Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed herewith.
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed herewith.
Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2005 PS BUSINESS PARKS, INC.
BY:	/s/ Edward A. Stokx
Edward A. Stokx
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10.1	Retirement Plan for Non-Employee Directors. Filed as Exhibit 4.1 to Registrants Registration Statement on Form S-8, No. 333-129463, filed on November 4, 2005.
Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed herewith.
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed herewith.
Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.