Form 10-K
period 2005-12-31
PS BUSINESS PARKS INC/CA
filed 2006-03-07
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.
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
818-244-8080
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value per share	American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 9.500% Cumulative Preferred Stock, Series D, $0.01 par value per share	American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 8.750% Cumulative Preferred Stock, Series F, $0.01 par value per share	American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.000% Cumulative Preferred Stock, Series H, $0.01 par value per share	American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.875% Cumulative Preferred Stock, Series I, $0.01 par value per share	American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.950% Cumulative Preferred Stock, Series K, $0.01 par value per share	American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.600% Cumulative Preferred Stock, Series L, $0.01 par value per share	American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.200% Cumulative Preferred Stock, Series M, $0.01 par value per share	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑        No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐        No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large Accelerated Filer ☑    Accelerated Filer ☐    Non-accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐        No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $732,449,989 based on the closing price as reported on the American Stock Exchange.
     Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 28, 2006 (the latest practicable date): 21,466,067.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I.

ITEM 1.	BUSINESS
The Company
      PS Business Parks, Inc. (“PSB”) is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties, primarily multi-tenant flex, office and industrial space. As of December 31, 2005, PSB owned approximately 75% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units were owned by Public Storage, Inc. (“PSI” or “Public Storage”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references to “the Company,” “we,” “us,” “our,” and similar references mean PS Business Parks, Inc. and its subsidiaries, including the Operating Partnership.
      As of December 31, 2005, the Company owned and operated approximately 17.6 million net rentable square feet of commercial space located in eight states: Arizona, California, Florida, Maryland, Oregon, Texas, Virginia, and Washington. The Company also manages approximately 1.2 million net rentable square feet on behalf of PSI and its affiliated entities.
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
      During 2002, the economy and real estate fundamentals softened. This resulted in an environment in which the Company was unable to identify acquisitions at prices that met its investment criteria. The Company disposed of four properties totaling 386,000 square feet that no longer met its investment criteria.
      In the year ended December 31, 2003, the Company acquired 4.1 million square feet of commercial space from unaffiliated third parties, including a 3.4 million square foot property located in Miami, Florida, which represented a new market for the Company. The Miami property represented approximately 18% of the Company’s aggregate net rentable square footage at December 31, 2003. The cost of these acquisitions was approximately $282.4 million. The Company also disposed of four properties totaling 226,000 square feet as well as a one acre plot of land that no longer met its investment criteria.
      During 2004 and 2005, increased competition for properties in the Company’s target markets resulted in a challenging acquisition environment with assets frequently trading at yields below levels that management believed provided growth opportunities commensurate with the risks associated with acquiring assets. As a result, in 2004 the Company made only one acquisition, a 165,000 square foot asset in Fairfax, Virginia for $24.1 million. During 2004, the Company sold two significant assets, comprising approximately 400,000 square feet in Maryland resulting in a gain of $15.2 million. Additionally in 2004, the Company sold approximately 91,000 square feet in Texas, Oregon and Miami. In 2005, the Company acquired one asset, a 233,000 square foot multi-tenant flex space in San Diego, California. The asset, which was 94.6% leased at the time of acquisition, was purchased for $35.1 million. In connection with the acquisition, the Company assumed a $15.0 million mortgage which bears interest at a fixed rate of 5.73%. During 2005, the Company sold Woodside Corporate Park, a 574,000 square foot flex and office park in Beaverton, Oregon for approximately $64.5 million resulting in a gain of $12.5 million. The park was 76.8% leased at the time of the sale. Additionally in 2005, the Company sold approximately 100,000 square feet and some parcels of land in Miami and Oregon.

      The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 1990. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the net income that is currently distributed to its shareholders.
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
      Business of the Company: The Company is in the commercial property business, with properties consisting of multi-tenant flex, industrial, and office space. The Company owns approximately 10.4 million square feet of flex space. The Company defines “flex” space as buildings that are configured with a combination of warehouse and office space and can be designed to fit a wide variety of uses. The warehouse component of the flex space has a number of uses including light manufacturing and assembly, storage and warehousing, showroom, laboratory, distribution and research and development activities. The office component of flex space is complementary to the warehouse component by enabling businesses to accommodate management and production staff in the same facility. The Company owns approximately 3.9 million square feet of industrial space that have characteristics similar to the warehouse component of the flex space. In addition, the Company owns approximately 3.2 million square feet of low-rise office space, generally either in business parks that combine office and flex space or in submarkets where the economics of the market demand an office build-out.
      The Company’s commercial properties typically consist of low-rise buildings, ranging from one to over fifty buildings per property, located on up to 216 acres and comprising from approximately 20,000 to 3,300,000 aggregate square feet of rentable space. Facilities are managed through either on-site management or area offices central to the facilities. Parking is generally open but in some instances is covered. The ratio of parking spaces to rentable square feet ranges from two to six per thousand square feet depending upon the use of the property and its location. Office space generally requires a greater parking ratio than most industrial uses. The Company may acquire properties that do not have these characteristics.
      The tenant base for the Company’s facilities is diverse. The portfolio can be bifurcated into those facilities that service small to medium-sized businesses and those that service larger businesses. Approximately 39.9% of in-place rents from the portfolio are from facilities that serve small to medium-sized businesses. A property in this facility type is typically divided into units ranging in size from 500 to 4,999 square feet and leases generally range from one to three years. The remaining 60.1% of the in-place rents are derived from facilities that serve larger businesses, with units greater than or equal to 5,000 square feet. The Company also has several tenants that lease space in multiple buildings and locations. The U.S. Government is the largest tenant with leases encompassing 473,000 square feet, in 13 separate locations, or approximately 5.7% of the Company’s annual revenue.
      The Company intends to continue acquiring commercial properties located in its target markets within the United States. The Company’s policy of acquiring commercial properties may be changed by its Board of Directors without shareholder approval. However, the Board of Directors has no intention of changing this policy at this time. Although the Company currently owns properties in eight states, it may expand its operations to other states or reduce the number of states in which it operates. Properties are acquired for both income and potential capital appreciation; there is no limitation on the amount that can be invested in any specific property. Although there are no restrictions on our ability to expand our operations into foreign markets, we currently operate solely within the United States and have no foreign operations.
      The Company has acquired land for the development of commercial properties. The Company owned approximately 6.4 acres of land in Northern Virginia, 14.9 acres in Portland, Oregon, 1.0 acre in Rockville, Maryland and 10.0 acres in Dallas, Texas as of December 31, 2005.

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
      Preferred Units: As of December 31, 2005, the Operating Partnership had an aggregate of 5.4 million preferred units owned by third parties with distribution rates ranging from 7.125% to 9.250% (per annum) with an aggregate stated value of $135.8 million. The Operating Partnership has the right to redeem each series of preferred units on or after the fifth anniversary of the issuance date of the series at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed.

Each series of preferred units is exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PS Business Parks, Inc. on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the applicable series of preferred units.
      As of December 31, 2005, in connection with the Company’s issuance of publicly traded Cumulative Preferred Stock, the Company owned 23.7 million preferred units of various series with a stated value of $593.4 million with terms substantially identical to the terms of the publicly traded depositary shares each representing 1/1,000 of a share of 6.875% to 9.500% Cumulative Preferred Stock of the Company. The holders of all series of Preferred Stock may combine to elect two additional directors if the Company fails to make dividend payments for six quarterly dividend payment periods, whether or not consecutive.
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
      Tax Protection Provision Affecting Certain Properties: The Operating Partnership Agreement provides that, until 2007, the Operating Partnership may not sell 11 designated properties in a transaction that would produce taxable gain for the contributing partner without the prior written consent of PSI. The Operating Partnership is not required to obtain PSI’s consent if PSI and its affiliated partnerships do not continue to hold at the time of the sale at least 30% of their original interest in the Operating Partnership. Since PSI’s consent is required only in connection with a taxable sale of a designated property, the Operating Partnership will not be required to obtain PSI’s consent in connection with a “like-kind” exchange or other nontaxable transaction involving these properties. Since formation of the Operating Partnership, the Company has asked for and received PSI’s consent to sell one property. The 10 remaining properties represent 6.1% of the square footage in the Company’s portfolio.
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
Cost Allocation and Administrative Services
      Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services. These services include employee relations, administration, management information systems, legal, corporate tax and office services. Under this agreement, costs are allocated to the Company in accordance with its proportionate share of these costs. These allocated costs totaled $335,000, $327,000, and $335,000 for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, in November 2002, the former Chief Executive Officer of the Company, Ronald L. Havner, Jr. was appointed Chief Executive Officer of PSI. Mr. Havner resigned as Chief Executive Officer of the Company in August 2003 and was succeeded by Joseph D. Russell, Jr. Mr. Havner remains Chairman of the Company.
Common Officers and Directors with PSI
      Ronald L. Havner, Jr., Chairman of the Company, is the Chief Executive Officer and President of PSI. Harvey Lenkin, retired president of PSI, is a Director of both the Company and PSI. The Company engages additional executive personnel who render services exclusively for the Company. However, it is expected that certain officers of PSI will continue to render services for the Company as requested.

Property Management
      The Company continues to manage commercial properties owned by PSI and its affiliates, which are generally adjacent to mini-warehouses, for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. The property management contract with PSI is for a seven-year term with the agreement automatically extending for successive one-year terms (unless cancelled by either party). PSI can cancel the property management contract upon 60 days notice while the Operating Partnership can cancel it upon seven years notice. Management fee revenue derived from these management contracts with PSI and its affiliates totaled approximately $579,000, $562,000 and $581,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
Management
      Joseph D. Russell, Jr. (46) leads the Company’s senior management team. Mr. Russell is President and Chief Executive Officer of the Company. The Company’s executive management includes: John Petersen (42), Executive Vice President and Chief Operating Officer; Edward A. Stokx (40), Executive Vice President and Chief Financial Officer; Brett Franklin (41), Senior Vice President, Acquisitions and Dispositions; Maria R. Hawthorne (46), Senior Vice President (East Coast); Joseph E. Miller (42), Senior Vice President and CFO of Operations; Coby Holley (36), Vice President (Pacific Northwest Division), Robin E. Mather (43), Vice President (Southern California Division); William A. McFaul (40), Vice President (Maryland Division); and Viola Sanchez (43) Vice President (Southeast Division).
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
      Maximize Net Cash Flow of Existing Properties: The Company seeks to maximize the net cash flow generated by its properties by (i) maximizing average occupancy rates, (ii) achieving higher levels of realized monthly rents per occupied square foot, and (iii) reducing its operating cost structure by improving operating efficiencies and economies of scale. The Company believes that its experienced property management personnel and comprehensive systems combined with increasing economies of scale will enhance the Company’s ability to meet these goals. The Company seeks to increase occupancy rates and realized monthly rents per square foot by providing its field personnel with incentives to lease space to higher credit tenants and to maximize the return on investment in each lease transaction. The Company seeks to reduce its cost structure by controlling capital expenditures associated with re-leasing space by acquiring and owning properties with easily reconfigured space that appeal to a wide range of tenants.
      Focus on Targeted Markets: The Company intends to continue investing in markets that have characteristics which enable them to be competitive economically. The Company believes that markets with some combination of above average population growth, education levels and personal income will produce better overall economic returns. As of December 31, 2005, substantially all of the Company’s square footage was located in these targeted core markets. The Company targets individual properties in those markets that are close to important services and universities and have easy access to major transportation arteries.
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
      Provide Superior Property Management: The Company seeks to provide a superior level of service to its tenants in order to achieve high occupancy and rental rates, as well as minimal customer turnover. The Company’s property management offices are primarily located on-site or regionally located, providing tenants with convenient access to management and helping the Company maintain its properties and convey a sense of quality, order and security. The Company has significant experience in acquiring properties managed by others and thereafter improving tenant satisfaction, occupancy levels, renewal rates and rental income by implementing established tenant service programs.
Financing Strategy
      The Company’s primary objective in its financing strategy is to maintain financial flexibility and a low risk capital structure using permanent capital to finance its growth. Key elements of this strategy are:
      Retain Operating Cash Flow: The Company seeks to retain significant funds (after funding its distributions and capital improvements) for additional investments. During the year ended December 31, 2005, the Company distributed 33.0% of its funds from operations (“FFO”) to common shareholders/unitholders. During the year ended December 31, 2004, the Company distributed 34.7% of its FFO to common shareholders/unitholders. The increase in retained cash was a result of lower transaction costs and a higher level of FFO. FFO is computed in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income, computed in accordance with generally accepted accounting principles (“GAAP”), before depreciation, amortization, minority interest in income, and extraordinary items. FFO is a non-GAAP financial measure and should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results from operations. Other REITs may use different methods for calculating FFO and, accordingly, the Company’s FFO may not be comparable to other real estate companies’ funds from operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Non-GAAP Supplemental Disclosure Measure: Funds from Operations,” for a reconciliation of FFO and net income allocable to common shareholders and for information on why the Company presents FFO.
      Perpetual Preferred Stock/ Units: The primary source of leverage in the Company’s capital structure is perpetual preferred stock or equivalent preferred units in the operating partnership. This method of financing eliminates interest rate and refinancing risks because the dividend rate is fixed and the stated value or capital contribution is not required to be repaid. In addition, the consequences of defaulting on required preferred distributions is less severe than with debt. The preferred shareholders may elect additional two directors if six quarterly distributions go unpaid, whether or not consecutive.
      Debt Financing: The Company has used debt financing to a limited degree. The primary source of debt that the Company relies upon to provide short term capital is its $100.0 million unsecured line of credit with Wells Fargo. In the past, the Company also had an unsecured term loan in the amount of $50.0 million. This term loan was repaid in 2004. From time to time, the Company has also borrowed funds on a short term basis from PSI.

      Access to Acquisition Capital: The Company seeks to maintain a ratio of FFO to combined fixed charges and preferred distributions paid of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unitholders. As of the year ended December 31, 2005, the FFO to combined fixed charges and preferred distributions paid ratio was 2.9 to 1.0, excluding the effects of Emerging Issues Task Force (“EITF”) Topic D-42. The fixed charge ratio was below the Company’s objective of 3.0x as the Company issued preferred equity in 2005 in anticipation of redeeming higher rate preferred equity in 2006. The Company believes that its financial position will enable it to access capital to finance its future growth. Subject to market conditions, the Company may add leverage to its capital structure. Throughout this Form 10-K, we use the term “preferred equity” to mean both the preferred stock issued by the Company and the preferred partnership units issued by the Operating Partnership and the term “preferred distributions” to mean dividends and distributions on the preferred stock and preferred partnership units.
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
Investments in Real Estate Facilities
      As of December 31, 2005, the Company owned and operated approximately 17.6 million net rentable square feet compared to 18.0 million net rentable square feet at December 31, 2004. The net decrease in net rentable square feet was due to the disposition of facilities that were identified by management as not meeting the Company’s ongoing investment strategy, partially offset by the acquisition of the property in San Diego, California.
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

Borrowings
      As of December 31, 2005, the Company had outstanding mortgage notes payable of approximately $25.9 million. See Notes 5 and 6 to the consolidated financial statements for a summary of the Company’s outstanding borrowings as of December 31, 2005.
      In August of 2005, the Company modified the term of its line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100.0 million and matures on August 1, 2008. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.50% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.65%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $450,000, which will be amortized over the life of the Credit Facility. The Company had no balance outstanding on its Credit Facility at December 31, 2005 and 2004.
      The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.45 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively, (iii) maintain a minimum tangible net worth (as defined) and (iv) limit distributions to 95% of funds from operations (as defined) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company’s unsecured recourse debt; the Company did not have any unsecured recourse debt at December 31, 2005) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 2005.
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
Employees
      As of December 31, 2005, the Company employed 137 individuals, primarily personnel engaged in property operations. The Company believes that its relationship with its employees is good and none of the employees are represented by a labor union.
Insurance
      The Company believes that its properties are adequately insured. Facilities operated by the Company have historically been covered by comprehensive insurance, including fire, earthquake, liability and extended coverage from nationally recognized carriers.
Environmental Matters
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
      At December 31, 2005, Public Storage and its affiliates owned 25.1% of the outstanding shares of our common stock and 25.3% of the outstanding common units of our operating partnership (100% of the common units not owned by us). Assuming conversion of its partnership units PSI would own 44.1% of the outstanding shares of our common stock. Also, Ronald L. Havner, Jr., our Chairman of the Board, is also Chief Executive Officer, President and a Director of Public Storage and Harvey Lenkin, one of our Directors, is also a Director of Public Storage. Consequently, Public Storage has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the operating partnership. In addition, Public Storage’s ownership may make it more difficult for another party to take over our company without Public Storage’s approval.
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
      We may encounter significant delays and expense in reletting vacant space, or we may not be able to relet space at existing rates, in each case resulting in losses of income: When leases expire, we will incur expenses in retrofitting space and we may not be able to release the space on the same terms. Certain leases provide tenants with the right to terminate early. Our properties as of December 31, 2005 generally have lower vacancy rates than the average for the markets in which they are located, and leases accounting for 20.1% of our annual rental income expire in 2006 and 19.4% in 2007. While we have estimated our cost of renewing leases that expire in 2006 and 2007, our estimates could be wrong. If we are unable to release space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.
      Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty in collecting from tenants in default, particularly if they declare bankruptcy. This could affect our cash flow and distributions to shareholders. Since many of our tenants are non-rated private companies, this risk may be enhanced. While the Company historically has experienced a low level of write-offs due to bankruptcy, there is inherent uncertainty in a tenant’s ability to continue paying rent if they are in bankruptcy. As of December 31, 2005 the Company had approximately 37,000 square feet occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. Given the historical uncertainty of a tenant’s ability to meet its lease obligations, we will continue to reserve any income that would have been realized on a straight line basis. Several other tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.
      We may be adversely affected by significant competition among commercial properties: Many other commercial properties compete with our properties for tenants. Some of the competing properties may be newer and better located than our properties. We also expect that new properties will be built in our markets. Also, we compete with other buyers, many of which are larger than us, for attractive commercial properties. Therefore, we may not be able to grow as rapidly as we would like.
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
      Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. As of December 31, 2005, Public Storage owned 25.1% of the outstanding shares of our common stock (44.1% upon conversion of its interest in our operating partnership). These shares, as well as shares of common stock held by certain other significant shareholders, are eligible to be sold in the public market, subject to compliance with applicable securities laws.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES
      As of December 31, 2005, the Company owned approximately 10.4 million square feet of flex space, 3.9 million square feet of industrial space, and 3.2 million square feet of office space concentrated primarily in eight major markets consisting of Southern and Northern California, Southern and Northern Texas, Florida, Virginia, Maryland and Oregon. Additionally, the Company owned 43,000 square feet of flex space in Florida classified as properties held for disposition at December 31, 2005. The weighted average occupancy rate throughout 2005 was 92.2% and the average realized rental revenue per square foot was $13.76, both of which exclude the effect of assets classified as held for disposition.
      The following table contains information about all properties (excluding those classified as assets held for disposition) owned by the Company as of December 31, 2005 and the weighted average occupancy rates throughout 2005 (except as set forth below, all of the properties are held in fee simple interest, in thousands):

	Rentable Square Footage				Weighted
					Average
Location	Flex	Industrial	Office	Total	Occupancy Rate

Arizona
Mesa	78	—	—	78	98.8%
Phoenix	310	—	—	310	93.3%
Tempe	291	—	—	291	94.7%

	679	—	—	679	94.5%

Northern California
Hayward	—	407	—	407	87.2%
Monterey	—	—	12	12	100.0%
Sacramento	—	—	366	366	92.1%
San Jose	391	—	—	391	95.7%
San Ramon	—	—	52	52	100.0%
Santa Clara	178	—	—	178	98.9%
So. San Francisco	94	—	—	94	97.5%

	663	407	430	1,500	93.2%

Southern California
Buena Park	—	317	—	317	100.0%
Carson	77	—	—	77	95.5%
Cerritos	—	395	31	426	95.0%
Culver City	146	—	—	146	96.2%
Irvine	—	—	160	160	98.2%
Laguna Hills	614	—	—	614	98.7%
Lake Forest	297	—	—	297	97.0%
Monterey Park	199	—	—	199	94.6%
Orange	—	—	108	108	90.7%
San Diego(2)	768	—	—	768	95.4%
Santa Ana	—	—	437	437	81.3%
Signal Hill	178	—	—	178	97.1%
Studio City	22	—	—	22	98.0%
Torrance	147	—	—	147	93.9%

	2,448	712	736	3,896	94.8%

Maryland
Beltsville	309	—	—	309	97.2%
Gaithersburg	—	—	29	29	85.2%
Rockville	212	—	688	900	95.1%

	521	—	717	1,238	95.4%

	Rentable Square Footage				Weighted
					Average
Location	Flex	Industrial	Office	Total	Occupancy Rate

Oregon
Beaverton	1,055	—	187	1,242	84.9%
Milwaukee	102	—	—	102	85.0%

	1,157	—	187	1,344	84.9%

Northern Texas
Dallas	237	—	—	237	79.2%
Farmers Branch	112	—	—	112	84.6%
Garland	36	—	—	36	66.7%
Irving(1)	714	231	—	945	91.3%
Mesquite	57	—	—	57	83.7%
Plano	184	—	—	184	81.6%
Richardson	117	—	—	117	71.4%

	1,457	231	—	1,688	85.9%

Southern Texas
Austin	792	—	—	792	84.1%
Houston	177	—	131	308	87.6%
Missouri City	66	—	—	66	100.0%

	1,035	—	131	1,166	85.9%

Florida
Miami	619	2,556	12	3,187	92.9%

	619	2,556	12	3,187	92.9%

Virginia
Alexandria	155	—	54	209	98.2%
Chantilly(2)	456	—	38	494	99.1%
Fairfax	—	—	166	166	91.5%
Herndon	—	—	244	244	99.5%
Lorton	246	—	—	246	100.0%
Merrifield	303	—	355	658	86.9%
Springfield	269	—	90	359	98.1%
Sterling	296	—	—	296	97.0%
Woodbridge	114	—	—	114	97.1%

	1,839	—	947	2,786	95.4%

Washington
Renton	28	—	—	28	73.4%

	28	—	—	28	73.4%

Totals	10,446	3,906	3,160	17,512	92.2%

(1)	The Company owns one property that is subject to a ground lease in Las Colinas, Texas.

(2)	Three commercial properties, one in San Diego and two in Chantilly, serve as collateral to mortgage notes payable. For more information, see Note 6 of the Consolidated Financial Statements.
      Each of these properties will continue to be used for its current purpose. Competition exists in the market areas in which these properties are located. Barriers to entry are relatively low for competitors with the necessary capital and the Company will be competing for properties and tenants with entities that have greater financial resources than the Company. The Company believes that while overall demand for commercial space softened in 2005 and 2004, there is sufficient demand to maintain healthy occupancy rates. For information regarding general competitive conditions to which the Company’s properties are or may be subject, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Effect of Economic Conditions on the Company’s Primary Markets.”

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

      The Company evaluates the performance of its properties primarily based on net operating income (“NOI”). NOI is defined by the Company as rental income as defined by GAAP less cost of operations as defined by GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Concentration of Portfolio by Region” below for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The following information illustrates rental income, cost of operations and NOI generated for the Company’s total portfolio in 2005, 2004 and 2003 by geographic region and by property classifications. As a result of acquisitions and dispositions, certain properties were not held for the full year.
      The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with generally accepted accounting principles. The tables below also include a reconciliation of NOI to the most comparable amounts based on GAAP (in thousands):

	For the Year Ended December 31, 2005				For the Year Ended December 31, 2004				For the Year Ended December 31, 2003

	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total

Rental Income:
Southern California	$36,093	$13,748	$4,878	$54,719	$33,605	$13,062	$5,129	$51,796	$33,784	$7,534	$5,106	$46,424
Northern California	9,427	6,505	3,039	18,971	10,576	6,131	2,786	19,493	11,275	6,577	2,824	20,676
Southern Texas	7,906	1,709	—	9,615	7,971	1,682	—	9,653	10,150	2,084	—	12,234
Northern Texas	14,585	—	1,127	15,712	13,209	—	953	14,162	16,664	—	859	17,523
Florida	5,786	185	16,109	22,080	5,293	159	14,834	20,286	—	—	98	98
Virginia	28,804	19,895	—	48,699	35,312	10,813	—	46,125	33,277	9,319	—	42,596
Maryland	7,576	16,613	—	24,189	6,823	17,598	—	24,421	6,660	16,375	—	23,035
Oregon	15,943	2,805	—	18,748	15,158	3,320	—	18,478	14,858	2,855	—	17,713
Other	6,936	—	—	6,936	6,588	—	—	6,588	5,872	—	—	5,872

	133,056	61,460	25,153	219,669	134,535	52,765	23,702	211,002	132,540	44,744	8,887	186,171

Cost of Operations:
Southern California	8,142	5,881	974	14,997	7,807	5,422	922	14,151	7,689	3,063	899	11,651
Northern California	1,969	2,005	609	4,583	2,025	1,983	568	4,576	2,094	1,917	525	4,536
Southern Texas	3,182	933	—	4,115	3,314	875	—	4,189	3,505	824	—	4,329
Northern Texas	5,076	—	261	5,337	5,197	—	269	5,466	4,862	—	302	5,164
Florida	1,996	82	5,689	7,767	1,708	74	5,408	7,190	—	—	40	40
Virginia	7,176	6,705	—	13,881	9,172	3,733	—	12,905	8,988	2,960	—	11,948
Maryland	1,703	4,787	—	6,490	1,546	4,716	—	6,262	1,525	4,616	—	6,141
Oregon	4,763	1,216	—	5,979	4,340	1,232	—	5,572	4,202	1,204	—	5,406
Other	2,659	—	—	2,659	2,758	—	—	2,758	2,413	—	—	2,413

	36,666	21,609	7,533	65,808	37,867	18,035	7,167	63,069	35,278	14,584	1,766	51,628

NOI:
Southern California	27,951	7,867	3,904	39,722	25,798	7,640	4,207	37,645	26,095	4,471	4,207	34,773
Northern California	7,458	4,500	2,430	14,388	8,551	4,148	2,218	14,917	9,181	4,660	2,299	16,140
Southern Texas	4,724	776	—	5,500	4,657	807	—	5,464	6,645	1,260	—	7,905
Northern Texas	9,509	—	866	10,375	8,012	—	684	8,696	11,802	—	557	12,359
Florida	3,790	103	10,420	14,313	3,585	85	9,426	13,096	—	—	58	58
Virginia	21,628	13,190	—	34,818	26,140	7,080	—	33,220	24,289	6,359	—	30,648
Maryland	5,873	11,826	—	17,699	5,277	12,882	—	18,159	5,135	11,759	—	16,894
Oregon	11,180	1,589	—	12,769	10,818	2,088	—	12,906	10,656	1,651	—	12,307
Other	4,277	—	—	4,277	3,830	—	—	3,830	3,459	—	—	3,459

	$96,390	$39,851	$17,620	$153,861	$96,668	$34,730	$16,535	$147,933	$97,262	$30,160	$7,121	$134,543

     The following table is provided to reconcile NOI to consolidated income from continuing operations before minority interests and equity in income of liquidated joint venture as determined by GAAP (in thousands):

	For the Year Ended December 31,

	2005	2004	2003

Property net operating income	$153,861	$147,933	$134,543
Facility management fees	579	624	742
Gain on sale of marketable equity securities	—	—	2,043
Interest and other income	4,888	406	1,125
Depreciation and amortization	(76,285)	(70,086)	(56,332)
General and administrative	(5,843)	(4,628)	(4,683)
Interest expense	(1,330)	(3,054)	(4,015)
Asset impairment due to casualty loss	(72)	—	—

Income from continuing operations before minority interests and equity in income of liquidated joint venture	$75,798	$71,195	$73,423

Significant Properties
      As of and for the year ended December 31, 2005, one of the Company’s properties had a book value of more than 10% of the Company’s total assets. The property, known as Miami International Commerce Center (“MICC”), is a business park in Miami, Florida consisting of 53 buildings (3.2 million square feet) consisting of flex (619,000 square feet), industrial (2.6 million square feet), and office (12,000 square feet) space. The property was purchased on December 30, 2003 and has a net book value of $184.9 million, representing approximately 12.6% of the Company’s total assets at December 31, 2005.
      During 2005, the Company sold approximately 100,000 square feet and a small parcel of land at MICC for a combined sales price of approximately $18.0 million.
      MICC property taxes for the year ended December 31, 2005 were approximately $3.4 million at a rate of 2.1% of the respective parcel value.
      The following table sets forth information with respect to occupancy and rental rates at Miami International Commerce Center for each of the last five years, including a 56,000 square foot retail center and 104,000 square feet of flex space disposed of and held for disposition:

	2001	2002	2003	2004	2005

Weighted average occupancy rate	89.3%	86.3%	81.7%	83.8%	91.8%
Realized rent per square foot	$7.06	$6.96	$7.12	$7.75	$7.47
      There is no one tenant that occupies ten percent or more of the rentable square footage at Miami International Commerce Center.
      The following table sets forth information with respect to lease expirations at Miami International Commerce Center (in thousands, except number of leases expiring):

				Percentage of Total
		Rentable Square	Annual Base Rents	Annual Base Rents
	Number of Leases	Footage Subject to	Under Expiring	Represented by
Year of Lease Expiration	Expiring	Expiring Leases	Leases	Expiring Leases

2006	92	597	$4,687	19.6%
2007	93	680	5,497	22.9%
2008	89	847	6,467	27.0%
2009	33	285	2,286	9.5%
2010	36	525	3,989	16.6%
Thereafter	7	120	1,036	4.4%

Total	350	3,054	$23,962	100.0%

      The following table sets forth information with respect to tax depreciation at Miami International Commerce Center (in thousands, except year data):

		Rate of		Life In	Accumulated
	Tax Basis	Depreciation	Method	Years	Depreciation

Land Improvements	$46,038	8.8%	MACRS, 150%	15	$9,338
Improvements	25,110	22.3%	VARIOUS	5	16,310
Tenant Buildings	83,892	2.4%	MACRS, SL	VAR	5,059

Total	$155,040				$30,707

      Accumulated depreciation for personal property shown in the preceding table was derived using the mid-quarter convention.
Portfolio Information
      Approximately 60.1% of the Company’s annual rents are derived from large tenants, which consist of tenants with leases averaging greater than or equal to 5,000 square feet. These tenants generally sign longer leases, require more generous tenant improvements, are typically represented by a broker and are more creditworthy tenants. The remaining 39.9% of the Company’s annual rents are derived from small tenants with average space requirements of less than 5,000 square feet and a shorter lease term duration. Tenant improvements are relatively less for these tenants and most of these tenants are not represented by brokers and therefore the Company does not pay lease commissions. The following tables set forth the lease expirations for the entire portfolio of properties owned as of December 31, 2005 in addition to bifurcating the lease expirations for properties serving primarily small businesses and those properties serving primarily larger businesses (in thousands):
Lease Expirations (Entire Portfolio) as of December 31, 2005

			Percentage of Total
	Rentable Square	Annual Base Rents	Annual Base Rents
	Footage Subject to	Under Expiring	Represented by
Year of Lease Expiration	Expiring Leases	Leases	Expiring Leases

2006	3,518	$42,697	20.1%
2007	3,422	41,199	19.4%
2008	3,319	43,387	20.5%
2009	1,900	21,761	10.3%
2010	1,860	25,385	12.0%
Thereafter	2,389	37,588	17.7%

Total	16,408	$212,017	100.0%

Lease Expirations (Small Tenant Portfolio) as of December 31, 2005
      The Company’s small tenant portfolio consists of properties with average leases less than 5,000 square feet.

			Percentage of Small
			Tenant Annual
	Rentable Square	Annual Base Rents	Base Rents
	Footage Subject to	Under Expiring	Represented by
Year of Lease Expiration	Expiring Leases	Leases	Expiring Leases

2006	1,822	$23,506	27.8%
2007	1,639	21,985	26.0%
2008	1,111	16,998	20.1%
2009	608	9,664	11.4%
2010	392	6,522	7.7%
Thereafter	291	5,901	7.0%

Total	5,863	$84,576	100.0%

Lease Expirations (Large Tenant Portfolio) as of December 31, 2005
      The Company’s large tenant portfolio consists of properties with leases averaging greater than or equal to 5,000 square feet.

			Percentage of Large
			Tenant Annual
	Rentable Square	Annual Base Rents	Base Rents
	Footage Subject to	Under Expiring	Represented by
Year of Lease Expiration	Expiring Leases	Leases	Expiring Leases

2006	1,696	$19,191	15.1%
2007	1,783	19,214	15.1%
2008	2,208	26,389	20.7%
2009	1,292	12,097	9.4%
2010	1,468	18,863	14.8%
Thereafter	2,098	31,687	24.9%

Total	10,545	$127,441	100.0%

ITEM 3.	LEGAL PROCEEDINGS
      We are not presently subject to material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine actions for negligence and other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance or third party indemnifications and all of which collectively we do not expect to have a material adverse effect on our financial condition, results of operations, or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      The Company did not submit any matter to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2005.
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
      The following is a biographical summary of the executive officers of the Company:
      Joseph D. Russell, Jr., age 46, has been President since September 2002 and was named Chief Executive Officer and elected as a Director in August 2003. Mr. Russell joined Spieker Partners in 1990 and became an officer of Spieker Properties when it went public as a REIT in 1993. Prior to its merger with Equity Office Properties (“EOP”) in 2001, Mr. Russell was President of Spieker Properties’ Silicon Valley Region from 1999 to 2001. Mr. Russell earned a Bachelor of Science degree from the University of Southern California and a Masters of Business Administration from the Harvard Business School. Prior to entering the commercial real estate business, Mr. Russell spent approximately six years with IBM in various marketing positions. Mr. Russell is a member and past President of the National Association of Industrial and Office Parks, Silicon Valley Chapter.
      John Petersen, age 42, has been Executive Vice President and Chief Operating Officer since he joined the Company in December 2004. Prior to joining the Company, Mr. Petersen was Senior Vice President, San Jose Region, for Equity Office Properties from July 2001 to December 2004, responsible for 11.3 million square feet of multi-tenant office, industrial and R&D space in Silicon Valley. Prior to EOP, Mr. Petersen was Senior Vice President with Spieker Properties, from 1995 to 2001 overseeing the growth of that company’s portfolio in San Jose, through acquisition and development of nearly three million square feet. Mr. Petersen is a graduate of The Colorado College in Colorado Springs, Colorado, and was recently the President of National Association of Industrial and Office Parks, Silicon Valley Chapter.
      Edward A. Stokx, age 40, a certified public accountant, has been Chief Financial Officer and Secretary of the Company since December 2003 and Executive Vice President since March 2004. Mr. Stokx has overall responsibility for the Company’s finance and accounting functions. In addition he has responsibility for executing the Company’s financial initiatives. Mr. Stokx joined Center Trust, a developer, owner, and operator of retail shopping centers in 1997. Prior to his promotion to Chief Financial Officer and Secretary in 2001 he served as

Senior Vice President, Finance and Controller. After Center Trust’s merger in January 2003 with another public REIT, Mr. Stokx provided consulting services to various entities. Prior to joining Center Trust, Mr. Stokx was with Deloitte and Touche from 1989 to 1997, with a focus on real estate clients. Mr. Stokx earned a Bachelor of Science degree in Accounting from Loyola Marymount University.
      Brett Franklin, age 41, is Senior Vice President, Acquisitions & Dispositions. Mr Franklin joined the Company as Vice President of Acquisitions in December 1997. Since joining the Company, Mr. Franklin has been involved in acquiring over 12.5 million square feet of commercial real estate in Northern and Southern California, Arizona, Texas, Maryland, Virginia, Oregon and Miami. Prior to joining, Mr. Franklin worked for Public Storage Pickup & Delivery as Vice President of Acquisitions from 1996 to 1997. His duties included acquiring and leasing over 1.5 million square feet of industrial properties in 16 cities across the country. From 1995 to October 1996, Mr. Franklin was a business consultant to San Diego and Los Angeles based real estate firms. From 1992 until 1995, Mr. Franklin held various positions for FORCE, Inc., an environmental remediation and technology company located in Camarillo, California. His positions included Director of Marketing and Chief Operating Officer. From 1987 until 1992, he managed and operated a real estate brokerage company in western Los Angeles. Mr. Franklin received his Bachelor of Science degree from the University of California at Los Angeles. He is a member of the Urban Land Institute.
      Maria R. Hawthorne, age 46, was promoted to Senior Vice President of the Company in March 2004, with responsibility for property operations on the East Coast, which include Northern Virginia, Maryland and Florida. Ms. Hawthorne has been with the Company and its predecessors for eighteen years. From June 2001 through March 2004, Ms. Hawthorne was Vice President of the Company, responsible for property operations in Northern Virginia. From July 1994 to June 2001, Ms. Hawthorne was a Regional Manager of the Company in Northern Virginia. From August 1988 to July 1994, Ms. Hawthorne was the Director of Leasing and Property Manager for American Office Park Properties. Ms. Hawthorne earned a Bachelor of Arts Degree in International Relations from Pomona College.
      Joseph E. Miller, age 42, was promoted to Senior Vice President, CFO of Operations in August 2004. Mr. Miller has overall responsibility for accounting, compliance, and internal reporting systems for the Company’s property operations. Mr Miller previously served as Vice President, Corporate Controller with responsibilities for financial and operational accounting, reporting, and analysis. Mr. Miller joined the Company in August 2001 as Vice President, Property Operations Controller focusing on operational systems and processes. Previously, Mr. Miller was Corporate Controller for Maguire Partners, a Los Angeles commercial real estate developer, owner, and manager, from May 1997 to August 2001. Prior to joining Maguire Partners, Mr. Miller was an audit manager at Ernst & Young with a focus on real estate clients. Mr. Miller is a certified public accountant and has earned a Bachelor of Science degree in Business Administration from California State University, Northridge, and a Masters of Business Administration from the University of Southern California.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
a. Market Price of the Registrant’s Common Equity:
      The Common Stock of the Company trades on the American Stock Exchange under the symbol PSB. The following table sets forth the high and low sales prices of the Common Stock on the American Stock Exchange for the applicable periods:

	Range

Three Months Ended	High	Low

March 31, 2004	$46.35	$41.30
June 30, 2004	$46.60	$35.38
September 30, 2004	$41.30	$38.51
December 31, 2004	$45.95	$39.83

March 31, 2005	$44.90	$39.70
June 30, 2005	$44.45	$38.85
September 30, 2005	$46.70	$43.38
December 31, 2005	$49.20	$42.99
      As of February 28, 2006, there were 562 holders of record of the Common Stock.
b. Dividends
      Holders of Common Stock are entitled to receive distributions when, as and if declared by the Company’s Board of Directors out of any funds legally available for that purpose. The Company is required to distribute at least 90% of its taxable income prior to the filing of the Company’s tax return to maintain its REIT status for federal income tax purposes. It is management’s intention to pay distributions of not less than these required amounts.
      Distributions paid per share of Common Stock for 2005 and 2004 amounted to $1.16 per year. In 2005, the Company continued to pay quarterly dividends of $0.29 per common share. The Board of Directors has established a distribution policy to maximize the retention of operating cash flow and distribute the minimum amount required for the Company to maintain its tax status as a REIT. Pursuant to restrictions contained in the Company’s Credit Facility with Wells Fargo Bank, distributions may not exceed 95% of funds from operations, as defined, for any four consecutive quarters. For more information on the Credit Facility, see Note 5 to the consolidated financial statements.
c. Issuer Repurchases of Equity Securities:
      The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 4.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. The program does not expire.
      The following table contains information regarding the Company’s repurchase of its common stock during the three months ended December 31, 2005:

			Total Number of	Maximum Number
	Total Number		Shares Repurchased as	of Shares that May
	of Shares	Average Price	Part of Publicly	Yet Be Repurchased
Period Covered	Repurchased	Paid per Share	Announced Program	Under the Program

October 1 through October 31, 2005	95,800	$44.17	95,800	1,659,389
November 1 through November 30, 2005	—	$—	—	1,659,389
December 1 through December 31, 2005	142,500	$48.95	142,500	1,516,889

Total	238,300	$47.03	238,300	1,516,889

      See Note 9 to the consolidated financial statements for additional information on repurchases and redemptions of equity securities.

ITEM 6.	SELECTED FINANCIAL DATA
      The following sets forth selected consolidated and combined financial and operating information on a historical basis of the Company. The following information should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere in this Form 10-K. Note that historical results from 2001 through 2004 were reclassified to conform with 2005 presentation for discontinued operations. See Note 3 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for a discussion of income from discontinued operations.

	For the Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share and square footage data)
Revenues:
Rental income	$219,669	$211,002	$186,171	$181,836	$146,456
Facility management fees primarily from affiliates	579	624	742	763	683

Total operating revenues	220,248	211,626	186,913	182,599	147,139
Expenses:
Property operations	65,808	63,069	51,628	49,039	39,157
Depreciation and amortization	76,285	70,086	56,332	52,150	34,768
General and administrative	5,843	4,628	4,683	5,125	4,892

Total operating expenses	147,936	137,783	112,643	106,314	78,817
Other income and expenses:
Gain on sale of marketable securities	—	—	2,043	41	8
Interest and other income	4,888	406	1,125	959	2,621
Interest expense	(1,330)	(3,054)	(4,015)	(5,324)	(1,715)

Total other income and expenses	3,558	(2,648)	(847)	(4,324)	914
Asset impairment due to casualty loss	72	—	—	—	—
Income from continuing operations before minority interests and equity in income of liquidated joint venture	75,798	71,195	73,423	71,961	69,236

Equity in income of liquidated joint venture	—	—	2,296	1,978	25
Minority interests in continuing operations:
Minority interest in income — preferred units:
Distributions paid to preferred unitholders	(10,350)	(17,106)	(19,240)	(17,927)	(14,107)
Redemption of preferred operating partnership units	(301)	(3,139)	—	—	—
Minority interest in income — common units	(5,576)	(4,501)	(10,336)	(10,281)	(11,333)

Total minority interests in continuing operations	(16,227)	(24,746)	(29,576)	(28,208)	(25,440)
Income from continuing operations	59,571	46,449	46,143	45,731	43,821

Discontinued operations:
Income from discontinued operations	2,907	5,491	6,972	7,538	8,098
Impairment charge	—	—	(5,907)	(900)	—
Gain on disposition of real estate	18,109	15,462	2,897	9,023	—
Minority interest in earnings attributable to discontinued operations — common units	(5,293)	(5,259)	(1,009)	(3,962)	(2,049)

Income from discontinued operations	15,723	15,694	2,953	11,699	6,049

Net Income	75,294	62,143	49,096	57,430	49,870
Net income allocable to preferred shareholders:
Preferred stock distributions
Preferred stock distributions paid	43,011	31,154	15,784	15,412	8,854
Redemptions of preferred stock	—	1,866	—	—	—

Total preferred stock distributions	43,011	33,020	15,784	15,412	8,854

Net income allocable to common shareholders	$32,283	$29,123	$33,312	$42,018	$41,016

	For the Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share and square footage data)
Per Common Share:
Cash Distribution(1)	$1.16	$1.16	$1.16	$1.16	$1.31
Net income — Basic	$1.48	$1.34	$1.56	$1.95	$1.84
Net income — Diluted	$1.47	$1.33	$1.54	$1.93	$1.83
Weighted average common shares — Basic	21,826	21,767	21,412	21,552	22,350
Weighted average common shares — Diluted	22,018	21,960	21,565	21,743	22,435
Balance Sheet Data:
Total assets	$1,463,678	$1,366,052	$1,358,861	$1,156,802	$1,169,955
Total debt	$25,893	$11,367	$264,694	$70,279	$165,145
Minority interest — preferred units	$135,750	$127,750	$217,750	$217,750	$197,750
Minority interest — common units	$169,451	$169,295	$169,888	$167,469	$162,141
Redeemable Preferred stock	$593,350	$510,850	$168,673	$170,813	$121,000
Common shareholders’ equity	$500,108	$506,114	$502,155	$493,589	$478,731
Other Data:
Net cash provided by operating activities	$149,428	$151,958	$132,410	$134,926	$126,677
Net cash (used in) provided by investing activities	$24,389	$(26,108)	$(294,885)	$5,776	$(318,367)
Net cash (used in) provided by financing activities	$(13,058)	$(91,971)	$123,472	$(98,966)	$145,471
Funds from operations(2)	$102,463	$97,214	$97,448	$104,543	$95,472
Square footage owned at end of period	17,555	17,988	18,322	14,426	14,817

(1)	In each of the years ended December 31, 2005, 2004, 2003, 2002 and 2001, the annual distribution was $1.16 per common share. In December 2001, the Board of Directors declared a one-time special distribution of $0.15 per common share.

(2)	Funds From Operations (“FFO”) is computed in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income, computed in accordance with generally accepted accounting principles (“GAAP”), before depreciation, amortization, minority interest in income, and extraordinary items. FFO should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance or liquidity as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results from operations. Other REITs may use different methods for calculating FFO and, accordingly, the Company’s FFO may not be comparable to other real estate companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funds from Operations,” for a reconciliation of FFO and net income allocable to common shareholders and for information on why the Company presents FFO.

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
Overview
      As of December 31, 2005, the Company owned and operated 17.6 million rentable square feet of multi-tenant flex, industrial and office properties located in eight states.
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
      In 2005, the Company continued to experience challenging commercial real estate conditions in a number of markets including Dallas, Texas; Portland, Oregon; Austin, Texas and Northern California. These markets continued to experience weak demand and over-supply resulting in persistent downward pressure on rental rates combined with higher levels of concessions. While these markets continued to experience challenges throughout the year, there have been signs that these markets may be slowly recovering as market activity has accelerated slightly. The balance of the Company’s markets such as Southern California, Virginia, Maryland and Miami, Florida demonstrated improving market conditions. During 2005, the Company still faced rental rate roll downs primarily on leases originally signed at a high market point prior to 2002. As of December 31, 2005, less than 10% of the Company’s leases were executed prior to December 31, 2002. In these markets, conditions demonstrated steady improvement over the course of the year.
      The Company successfully leased or re-leased 5.2 million square feet of space in 2005 and achieved an overall occupancy of 93.6%, as of December 31, 2005. Overall, the Company continued to experience transaction costs at higher than historical levels. Total net operating income increased from the year ended December 31, 2004 to 2005 by $5.9 million or 4.0%. See further discussion of operating results below.

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

Revenue Recognition: We recognize revenue in accordance with Staff Accounting Bulletin No. 101 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements (“SAB 101”), as amended. SAB 101 requires that the following four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Straight-line rent is recognized for all tenants with contractual increases in rent that are not included on the Company’s credit watch list. Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as rental income in the period the applicable costs are incurred.

Allowance for Doubtful Accounts: Rental revenue from our tenants is our principal source of revenue. We monitor the collectibility of our receivable balances including the deferred rent receivable on an on-going basis. Based on these reviews, we maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible tenant receivables and deferred rent. As discussed below, determination of the adequacy of these allowances requires significant judgments and estimates. Estimate of the required allowance is subject to revision as the factors discussed below change and is sensitive to the effect of economic and market conditions on our tenants.

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes and other expenses recoverable from tenants. Determination of the adequacy of the allowance for uncollectible current tenant receivables is performed using a methodology that incorporates specific identification, aging analysis, an overall evaluation of the historical loss trends and the current economic and business environment. The specific identification methodology relies on factors such as the age and nature of the receivables, the payment history and financial condition of the tenant, the assessment of the tenant’s ability to meet its lease obligations, and the status of negotiations of any disputes with the tenant. The allowance also includes a reserve based on historical loss trends not associated with any specific tenant. This reserve as well as the specific identification reserve is reevaluated quarterly based on economic conditions and the current business environment.

Deferred rents receivable represents the amount that the cumulative straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement. Given the longer-term nature of these types of receivables, determination of the adequacy of the allowance for unbilled deferred rents receivables is based primarily on historical loss experience. Management evaluates the allowance for unbilled deferred rents receivable using a specific identification methodology for significant tenants designed to assess their financial condition and ability to meet their lease obligations.

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

Depreciation: We compute depreciation on our buildings and equipment using the straight-line method based on estimated useful lives of generally 30 and 5 years. A significant portion of the acquisition cost of each property is allocated to building and building components. The allocation of the acquisition cost to building and building components, as well as, the determination of their useful lives are based on estimates. If we do not appropriately allocate to these components or we incorrectly estimate the useful lives of these components, our computation of depreciation expense may not appropriately reflect the actual impact of these costs over future periods, which will affect net income. In addition, the net book value of real estate assets could be over or understated. The statement of cash flows, however, would not be affected.

Accruals of Operating Expenses: The Company accrues for property tax expenses, performance bonuses and other operating expenses each quarter based on historical trends and anticipated disbursements. If these estimates are incorrect, the timing of expense recognition will be affected.

Accruals for Contingencies: The Company is exposed to business and legal liability risks with respect to events that may have occurred, but in accordance with U.S. generally accepted accounting principles (“GAAP”) has not accrued for such potential liabilities because the loss is either not probable or not estimable. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations.

      Effect of Economic Conditions on the Company’s Operations: During 2004 and 2005, despite improving economic conditions in the United States, the Company continued to experience downward pressure on market rental rates and demand for greater rent concessions and tenant improvement allowances in certain markets. Increasing demand for commercial space, however, has partially mitigated this effect with improving occupancy rates in most of the Company’s markets.
      While the Company historically has experienced a low level of write-offs due to bankruptcy, there is inherent uncertainty in a tenant’s ability to continue paying rent if they are in bankruptcy. As of December 31, 2005 the Company had approximately 37,000 square feet occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. Given the historical uncertainty of a tenant’s ability to meet its lease obligations, we will continue to reserve any income that would have been realized on a straight line basis. Several other tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.
      Effect of Economic Conditions on the Company’s Primary Markets: The Company has concentrated its operations in nine markets. Each of these markets has been affected by changing economic conditions in some way. The Company’s overall view of these markets as of December 31, 2005 is summarized below. During the year ended December 31, 2005, the Company has seen rental rates on executed leases decrease by an average of 1.1% from the most recent in-place rents. Each of the nine markets that the Company owns assets in is subject to its own unique market influences. The Company has outlined the various market influences for each specific market below. In addition, the Company has compiled market occupancy information using third party reports for each of the respective markets. These sources are deemed to be reliable by the Company, but there can be no assurance that these reports are accurate.
      The Company owns approximately 3.9 million square feet in Southern California. While this is one of the more stable markets in the country, in 2005 the market continued to experience relatively flat rental rates. Vacancy rates have decreased slightly throughout Southern California with an average market vacancy rate of 5.9% for 2005. The rental rates for the Company’s properties improved slightly over the past year as economic conditions have improved and the supply of competing product has diminished. The Company’s vacancy rate at December 31, 2005 was approximately 4.1%.
      The Company owns approximately 2.8 million square feet in the Northern Virginia submarket of Washington D.C., where the average market vacancy rate was 9.4% for 2005. Washington D.C. submarkets have continued to be positively impacted by increased federal government spending and a vibrant government contracting trend. The Company’s vacancy rate at December 31, 2005 was approximately 3.4%.
      The Company owns approximately 1.2 million square feet in the Maryland submarket of Washington D.C. The portfolio is located primarily in the Montgomery County submarket which remains stable, with signs of increasing rental rates. The Company expects the business of the federal government, defense contractors and the biotech industry to remain strong in 2006. The Company’s vacancy rate at December 31, 2005 was approximately 2.4% compared to the 2005 market average of 9.9%.
      The Company owns approximately 1.5 million square feet in Northern California with a concentration in Sacramento, the East Bay (Hayward and San Ramon) and the Silicon Valley (San Jose). The vacancy rates in these submarkets stand at 9.7%, 9.3% and 8.9%, respectively. Market rental rates dropped dramatically in 2005 and 2004 as a result of an oversupply of commercial space and weak demand. This is a continued result of the technology crash in prior years. The Company’s vacancy rate at December 31, 2005 was approximately 5.9%.
      The Company owns approximately 1.3 million square feet in the Beaverton submarket of Portland, Oregon. While market conditions have not changed dramatically from 2004, the Company has experienced some improvement in lease terms as a result of increasing lease activity. The vacancy rate in this market is over 20%. On the supply side, the Company does not believe significant new construction starts will occur during 2006 as light demand and general availability has had a negative impact on the market rental rates. Leasing activity in the market is occurring generally at rates 25% to 40% below in-place rents. The Company’s vacancy rate at December 31, 2005 was approximately 13.2%.
      The Company owns approximately 1.7 million square feet in the Dallas Metroplex market. The vacancy rate in Las Colinas, where most of the Company’s properties are located, is 13.2%. Over the last two years, the number of new properties coming on-line has decreased; however some new construction continued, which included both speculative construction, as well as owner user construction. The Company believes that any such new construction could cause vacancy rates to rise and limit opportunities to increase rental rates. The Company’s vacancy rate at December 31, 2005 was approximately 15.3%.
      The Company owns approximately 1.2 million square feet in the Austin and Greater Houston markets. The Austin market has been adversely affected by downturns in the technology industry. These conditions have resulted in increased competition for tenants, resulting in lower rental rates and increased rent concessions, tenant improvement allowances and lease commissions. Unlike the Austin market, Houston continues to stabilize occupancy and rental rates. With a more diverse tenant base, this market has not been as significantly impacted as other parts of Texas that were more reliant on the telecommunications and technology industries which have contracted over the last several years. In addition, the strong oil and gas industry has helped stabilize and improve the Houston market. The Company’s vacancy rate at December 31, 2005 was approximately 8.4%.
      In December, 2003, the Company acquired a 3.4 million square foot property located in the Airport West submarket of Miami-Dade County in Florida. The property’s vacancy rate upon acquisition was approximately 16.6%, compared to a vacancy rate of approximately 12.7% for the submarket. The property is located less than one mile from the cargo entrance of the Miami International Airport, which is recognized as one of the nation’s busiest cargo and passenger airports. The Company has improved occupancy to 95.9% at December 31, 2005.
      The Company owns approximately 679,000 square feet in the Phoenix market. Overall, the Phoenix market has been characterized by steady growth. However, average market rental rates have declined over the past several years as demand for space subsided. The vacancy rate in this market is over 6%. The Company’s vacancy rate at December 31, 2005 was approximately 5.9%.
      Growth of the Company’s Operations and Acquisitions and Dispositions of Properties: During 2004 and 2005, the Company focused on maximizing cash flow from its existing core portfolio of properties and through acquisitions and dispositions of properties, expanding its presence in existing markets through strategic acquisitions and strengthening its balance sheet, primarily through the issuance of preferred equity. The Company has historically maintained low levels of debt. The primary leverage used by the Company has been through the issuance of preferred equity; this approach is intended to provide the Company with the flexibility for future growth without the need to issue additional common stock.
      During 2005, the Company acquired a 233,000 square foot, multi-tenant flex and office property in San Diego for $35.1 million including the assumption of a $15.0 million mortgage which bears an interest rate of 5.73% and matures on March 1, 2013. During 2004, the Company acquired a 165,000 square foot office complex in Fairfax, Virginia, for $24.1 million. During 2003, the Company added approximately 4.1 million square feet to its portfolio at an aggregate cost of approximately $282.4 million. The Company acquired 544,000 square feet in Southern California for $60.0 million, 113,000 square feet in Northern Texas for $7.8 million, 3.4 million square feet in Florida for $205.0 million, and 110,000 square feet in Phoenix, Arizona for $9.6 million. The Company plans to continue to build its presence in existing markets by acquiring high quality facilities in selected markets. The Company targets properties with below market rents which may offer it growth in rental rates above market averages, and which offer the Company the ability to achieve economies of scale resulting in more efficient operations.
      Subsequent to December 31, 2005 the Company acquired WesTech Business Park, a 366,000 square foot multi-tenant flex and office building park in Silver Spring, Maryland for approximately $69.6 million. The park, which had occupancy of approximately 95% at the time of acquisition, consists of nine single story buildings. The park’s major tenant is Kaiser Permanente, which currently leases approximately 158,000 square feet in five of the nine buildings. Leases for Kaiser Permanente expire on various dates from September 2006 to November 2011. The remaining buildings had 16 tenants ranging in size from 2,000 square feet to 26,000 square feet.
      In 2005, the Company sold Woodside Corporate Park located in Beaverton, Oregon. Net proceeds from the sales were approximately $64.5 million and the Company reported a gain of $12.5 million. The sale consisted of 13 buildings comprising approximately 574,000 square feet and approximately 3.3 acres of adjacent land. The park was 76.8% leased at the time of the sale. In addition, the Company sold 8.2 acres of land in the Beaverton area for approximately $3.6 million resulting in a gain of $1.8 million. Six units totaling approximately 44,000 square feet and a small parcel of land at Miami International Commerce Center (“MICC”) were sold for a combined sale price of approximately $5.8 million. The Company sold a retail center located at MICC consisting of 56,000 square feet for a sales price of $12.2 million resulting in a gain of $967,000.
      In 2004, the Company sold a 43,000 square foot flex facility in Austin, Texas, for gross proceeds of approximately $1.2 million, a 30,500 square foot building in Beaverton, Oregon for gross proceeds of $3.1 million, a 10,000 and 7,100 square foot unit at MICC, with combined gross proceeds of $1.9 million and two flex parks totaling approximately 400,000 square feet in Maryland for combined gross proceeds of approximately $44.2 million. In connection with these sales, the Company reported an aggregate gain of $15.5 million.
      During the first half of 2003, the Company identified a property in Lakewood, California with 57,000 square feet, two buildings in Nashville, Tennessee totaling 138,000 square feet, and five office and flex buildings totaling 342,000 square feet and a 4.5 acre parcel of vacant land in Beaverton, Oregon as assets the Company intended to sell. The sale of Lakewood, California was completed early in the second quarter of 2003 with net proceeds of approximately $6.3 million. The sale of the Nashville properties was completed in June, 2003 with net proceeds of $5.1 million. A gain on the Lakewood and Nashville properties of $3.5 million was recognized in the second quarter of 2003. During the third quarter of 2003, the Company sold a one-acre parcel of land located in Beaverton, Oregon with net proceeds of approximately $733,000 resulting in a gain of approximately $14,000. During the fourth quarter of 2003, the Company sold a 31,000 square foot flex facility in Beaverton, Oregon with net proceeds of approximately $2.4 million. The transaction was completed in December, 2003 at a loss of approximately $601,000.
      Impact of Inflation: Although inflation has not been significant in recent years, it is still a factor in our economy and the Company continues to seek ways to mitigate its impact. A substantial portion of the Company’s leases require tenants to pay operating expenses, including real estate taxes, utilities, and insurance, as well as increases in common area expenses, partially reducing the Company’s exposure to inflation. During 2005, the

Company experienced a significant inflationary increase in its utility costs impacting the Company’s overall profit margin. The Company anticipates that this inflationary pressure will likely continue in 2006 with potential increases in utility costs as high as 10%.
      Concentration of Portfolio by Region: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables) from continuing operations are summarized for the year ended December 31, 2005 by major geographic region below. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them as well as the investor the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from these financial measures as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of as asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with generally accepted accounting principles. The table below reflects rental income, operating expenses and NOI from continuing operations for the year ended December 31, 2005 based on geographical concentration. The total of all regions is equal to the amount of rental income and cost of operations recorded by the Company in accordance with GAAP. We have also included the most comparable GAAP measure which includes total depreciation and amortization. The percent of totals by region reflects the actual contribution to rental income, cost of operations and NOI during the period from properties included in continuing operations (in thousands):

	Weighted
	Square	Percent of	Rental	Percent of	Cost of	Percent of		Percent of
Region	Footage	Total	Income	Total	Operations	Total	NOI	Total

Southern California	3,706	21.4%	$54,719	24.9%	$14,997	22.8%	$39,722	25.8%
Northern California	1,500	8.7%	18,971	8.6%	4,583	7.0%	14,388	9.4%
Southern Texas	1,166	6.7%	9,615	4.4%	4,115	6.2%	5,500	3.6%
Northern Texas	1,688	9.8%	15,712	7.1%	5,337	8.1%	10,375	6.7%
Florida	3,187	18.4%	22,080	10.1%	7,767	11.8%	14,313	9.3%
Virginia	2,786	16.1%	48,699	22.2%	13,881	21.1%	34,818	22.6%
Maryland	1,238	7.1%	24,189	11.0%	6,490	9.9%	17,699	11.5%
Oregon	1,372	7.9%	18,748	8.5%	5,979	9.1%	12,769	8.3%
Arizona	679	3.9%	6,936	3.2%	2,659	4.0%	4,277	2.8%

Total before depreciation and amortization	17,322	100%	219,669	100%	65,808	100%	153,861	100%

Depreciation and amortization			—		76,285		(76,285)

Total			$219,669		$142,093		$77,576

      Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of December 31, 2005. The Company analyzes this concentration to minimize significant industry exposure risk.

Business services	12.7%
Government	11.7%
Contractors	9.9%
Computer hardware, software and related service	9.4%
Financial services	9.4%
Warehouse, transportation, logistics	9.3%
Retail	6.2%
Home furnishing	4.7%
Communications	4.1%
Electronics	3.0%

80.4%

      The information below depicts the Company’s top ten customers by annual rents as of December 31, 2005 (in thousands):

			% of Total
Tenants	Square Footage	Annual Rents (1)	Annual Rents

U.S. Government	473	$12,667	5.7%
Intel	214	3,524	1.6%
County of Santa Clara	97	3,069	1.4%
Axcelis Technologies	89	1,740	0.8%
Wells Fargo	102	1,571	0.7%
AARP	102	1,490	0.7%
Welch Allen Protocol, Inc	91	1,475	0.7%
TRW Systems	58	1,448	0.7%
CitiGroup	262	1,398	0.6%
MCI Worldcom	72	1,168	0.5%

	1,560	$29,550	13.4%

(1) For leases expiring prior to December 31, 2006, annualized rental income represents income to be received under existing leases from December 31, 2005 through the date of expiration.
Comparison of 2005 to 2004
      Results of Operations: Net income for the year ended December 31, 2005 was $75.3 million compared to $62.1 million for the year ended December 31, 2004. Net income allocable to common shareholders (net income less preferred stock distributions) for the year ended December 31, 2005 was $32.3 million compared to $29.1 million for the year ended December 31, 2004. Net income per common share on a diluted basis was $1.47 for the year ended December 31, 2005 compared to $1.33 for the year ended December 31, 2004 (based on weighted average diluted common shares outstanding of 22,018,000 and 21,960,000, respectively). The increase was due to the increase in rental income of $8.7 million and interest income of $4.5 million partially offset by an increase in cost of operations of $2.7 million and depreciation of $6.2 million.
      The following table presents the operating results of the properties for the years ended December 31, 2005 and 2004 in addition to other income and expense items affecting income from continuing operations. The Company breaks out Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot data):

	Years Ended December 31,

	2005	2004	Change

Rental income:
Same Park (17.1 million net rentable square feet)(1)	$215,780	$209,256	3.1%
Other facilities (398,000 net rentable square feet)(2)	3,889	1,746	122.7%

Total rental income	219,669	211,002	4.1%

Cost of operations:
Same Park	64,412	62,363	3.3%
Other facilities	1,396	706	97.7%

Total cost of operations	65,808	63,069	4.3%

Net operating income(3):
Same Park	151,368	146,893	3.0%
Other facilities	2,493	1,040	139.7%

Total net operating income	153,861	147,933	4.0%

Other income and expenses:
Facility management fees	579	624	(7.2)%
Interest and other income	4,888	406	1103.9%
Interest expense	(1,330)	(3,054)	(56.5)%
Depreciation and amortization	(76,285)	(70,086)	8.8%
General and administrative	(5,843)	(4,628)	26.3%
Asset impairment due to casualty loss	(72)	—	100.0%

Income before discontinued operations and minority interest	$75,798	$71,195	6.5%

Same Park gross margin(4)	70.1%	70.2%	(0.1)%
Same Park weighted average for period:
Occupancy	92.2%	89.1%	3.5%
Realized rent per square foot(5)	$13.73	$13.76	(0.2)%

(1)	See below for a definition of Same Park.

(2)	Represents operating properties owned by the Company as of December 31, 2005 that are not included in Same Park.

(3)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” above for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP.

(4)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income.

(5)	Same Park realized rent per square foot represents the Same Park rental income earned per occupied square foot.
      Supplemental Property Data and Trends: In order to evaluate the performance of the Company’s overall portfolio over two given years, management analyzes the operating performance of a consistent group of properties owned and operated throughout both those years. The Company refers to those properties as the Same Park facilities. For 2005 and 2004, the Same Park facilities constitute 17.1 million net rentable square feet, which includes all assets in continuing operations that the Company owned and operated from January 1, 2004 through December 31, 2005, representing approximately 98.8% of the weighted average square footage of the Company’s portfolio for 2005.

      Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables) from continuing operations are summarized for the years ended December 31, 2005 and 2004 by major geographic region below. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with generally accepted accounting principles.
      The following table summarizes the Same Park operating results by major geographic region for the years ended December 31, 2005 and 2004. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2004 and the impact of such is included in Other Facilities in the table below (in thousands):

				Cost of	Cost of
	Rental Income	Rental Income		Operations	Operations		NOI	NOI
	December 31,	December 31,	Increase	December 31,	December 31,	Increase	December 31,	December 31,	Increase
Region	2005	2004	(Decrease)	2005	2004	(Decrease)	2005	2004	(Decrease)

Southern California	$54,099	$51,796	4.4%	$14,850	$14,151	4.9%	$39,249	$37,645	4.3%
Northern California	18,971	19,493	(2.7)%	4,583	4,576	0.2%	14,388	14,917	(3.5)%
Southern Texas	9,615	9,653	(0.4)%	4,115	4,189	(1.8)%	5,500	5,464	0.7%
Northern Texas	15,712	14,162	10.9%	5,337	5,466	(2.4)%	10,375	8,696	19.3%
Florida	22,080	20,286	8.8%	7,767	7,190	8.0%	14,313	13,096	9.3%
Virginia	45,430	44,379	2.4%	12,632	12,199	3.5%	32,798	32,180	1.9%
Maryland	24,189	24,421	(1.0)%	6,490	6,262	3.6%	17,699	18,159	(2.5)%
Oregon	18,748	18,478	1.5%	5,979	5,572	7.3%	12,769	12,906	(1.1)%
Arizona	6,936	6,588	5.3%	2,659	2,758	(3.6)%	4,277	3,830	11.7%

Total Same Park	215,780	209,256	3.1%	64,412	62,363	3.3%	151,368	146,893	3.0%
Other Facilities	3,889	1,746	122.7%	1,396	706	97.7%	2,493	1,040	139.7%

Total before depreciation and amortization	219,669	211,002	4.1%	65,808	63,069	4.3%	153,861	147,933	4.0%
Depreciation and amortization	—	—	—	76,285	70,086	8.8%	(76,285)	(70,086)	8.8%

Total based on GAAP	$219,669	$211,002	4.1%	$142,093	$133,155	6.7%	$77,576	$77,847	(0.3)%

      The following information provides information regarding the geographical regions in which the Company has operations:
Southern California
      This region includes San Diego, Orange and Los Angeles Counties. Rental income and NOI for 2005 were slightly higher than 2004 due to an increase in weighted average occupancy and increasing rental rates. Weighted average occupancies have increased from 93.0% in 2004 to 94.8% in 2005. Realized rent per square foot has increased 2.4% from $15.21 per square foot for 2004 to $15.57 per square foot in 2005. The increases in this market are reflective of the general strength of the Southern California real estate market.
Northern California
      This region includes Sacramento, South San Francisco, the East Bay and the Silicon Valley, a market that continues to be impacted by an over supply of commercial space due in part to failed technology companies. Rental income and NOI decreased from 2004 to 2005 primarily due to the loss of a large tenant in the San Jose portfolio. Weighted average occupancies outperformed the market, yet they have decreased from 95.0% in 2004 to 93.2% in 2005 primarily due to a bankruptcy and early termination of a 91,000 square foot tenant in the San Ramon portfolio. Realized rent per square foot has decreased 0.8% from $13.68 per square foot in 2004 compared to $13.57 per square foot in 2005.
Southern Texas
      This region, which includes Austin, is one of the Company’s markets that has faced challenging market conditions with the Company’s operating results continuing to be impacted by the effects of sharply reduced market rental rates, higher vacancies and business failures. These effects on rental revenue were mitigated by reduced operating costs, primarily in payroll. Weighted average occupancies increased from 83.2% in 2004 to 85.9% in 2005. Despite an increase in occupancy, realized rent per square foot decreased 3.5% from $9.95 per square foot in 2004 to $9.60 per square foot in 2005.
Northern Texas
      This region includes the Dallas area. The increase in rental income and NOI are due primarily to increased occupancies and rental rates. This market continues to be impacted by high vacancy levels due to general availability of space, modest economic drivers and ongoing development. Weighted average occupancies have increased from 82.8% in 2004 to 85.9% in 2005. Realized rent per square foot has increased 6.8% from $10.14 per square foot in 2004 to $10.83 per square foot in 2005.
Florida
      This region includes the Miami area. The Company’s assets continue to outperform the market. Rental income and net operating income increases are a result of occupancy increases. Weighted average occupancies have increased from 84.0% in 2004 to 92.9% in 2005. Realized rent per square foot decreased 1.6% from $7.58 in 2004 to $7.46 in 2005.
Virginia
      This region includes all major Northern Virginia suburban submarkets surrounding the Washington D.C. metropolitan area. The Washington DC Metro market is considered one of the Company’s strongest markets driven largely by increased government contracting and defense spending. In many situations the Company has been able to reduce tenant concessions and increase rental rates, yet the Company still has a number of leases executed prior to 2002, which was considered a high point in the market. This has and will continue to result in some rental rate roll downs in the Virginia submarket. The increase in revenue was offset by increasing operating expenses, primarily utilities, resulting in a slight increase in NOI. Weighted average occupancies have decreased from 96.5% in 2004 to 95.6% in 2005. Realized rent per square foot has increased 3.4% from $17.54 per square foot in 2004 to $18.13 per square foot in 2005.
Maryland
      This region consists primarily of facilities in Prince Georges County and Montgomery County. Weighted average occupancies have increased from 91.2% in 2004 to 95.4% in 2005. Considered part of the Washington DC Metro market, Maryland is experiencing improving market conditions due primarily to higher levels of government contracting. Realized rent per square foot has decreased 5.3% from $21.63 per square foot in 2004 to $20.49 per square foot in 2005. The decrease in rental rates is a result of certain large tenants releasing at rates below expiring rental rates. The higher rental rates were tied to leases transacted during a high point in this commercial real estate market prior to 2002.
Oregon
      This region consists primarily of two business parks in the Beaverton submarket of Portland. Oregon has been one of the markets hardest hit by the technology slowdown. In 2003 and 2004, the slowdown resulted in early lease terminations, low levels of tenant retention and significant declines in rental rates. During 2005, the market experienced higher levels of leasing activity, with rental rates declining significantly from in-place rents and higher leasing concessions. Weighted average occupancies have increased from 78.7% in 2004 to 84.7% in 2005. Realized rent per square foot has decreased 5.7% from $17.11 per square foot in 2004 to $16.13 per square foot in 2005.
      Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the year ended December 31, 2005, $579,000 of revenue was recognized from facility management fees compared to $624,000 for the year ended December 31, 2004.
      Cost of Operations: Cost of operations, excluding discontinued operations, was $65.8 million for the year ended December 31, 2005 compared to $63.1 million for the year ended December 31, 2004. The increase is due primarily to the growth in the square footage of the Company’s portfolio of properties. Cost of operations as a percentage of rental income increased slightly from 29.9% in 2004 to 30.0% in 2005. Cost of operations for the year ended December 31, 2005 consisted mainly of the following items: property taxes ($19.5 million); property maintenance ($14.7 million); utilities ($12.7 million); and direct payroll ($10.4 million) as compared to cost of operations for the year ended December 31, 2004 which consisted of the following items: property taxes ($19.2 million); property maintenance ($14.2 million); utilities ($11.3 million); and direct payroll ($10.5 million).
      Depreciation and Amortization Expense: Depreciation and amortization expense, excluding discontinued operations, was $76.3 million for the year ended December 31, 2005 compared to $70.1 million for the year ended December 31, 2004. The increase is primarily due to depreciation expense on capital put in place in 2005 and at the end of 2004.
      General and Administrative Expense: General and administrative expense was $5.8 million for the year ended December 31, 2005 compared to $4.6 million for the year ended December 31, 2004. General and administrative expenses for the year ended December 31, 2005 consisted mainly of the following items: expenses which relate to the accounting, finance, and executive divisions of the Company, which primarily consist of payroll expenses ($3.2 million); professional fees, including expenses related to outside accounting, tax, legal and investor services ($1.0 million); expenses which relate to issuances and exercises of stock options and restricted stock ($572,000); and other various expenses. General and administrative expenses for the year ended December 31, 2004 consisted mainly of the following items: expenses which relate to the accounting, finance, and executive divisions of the Company, which primarily consist of payroll expenses ($2.4 million); professional fees, including expenses related to Sarbanes Oxley Section 404 (“SOX 404”) Compliance, outside accounting, tax, legal and investor services ($1.3 million); expenses which relate to issuances and exercises of stock options and restricted stock ($93,000); and other various expenses. During 2004, the Company incurred approximately $600,000 related to its efforts to ensure compliance with SOX 404. While management experienced the ongoing costs of ensuring compliance with SOX 404 during 2005, the amount has decreased substantially as a significant portion of the work that was previously performed by third parties was performed by company employees. The increase in payroll expenses was due to higher levels of salary and related costs resulting from the changes to the Company’s senior management team.
      Interest and Other Income: Interest and other income reflects earnings on cash balances and dividends on marketable securities in addition to miscellaneous income items. Interest and other income was $4.9 for the year ended December 31, 2005 compared to $406,000 for the year ended December 31, 2004. Interest and other income for the year ended December 31, 2005 primarily related to interest earned on cash balances which generally earned approximately 3.4% interest compared to less than 2% in 2004. Additionally, based on the preferred equity activity and property dispositions during 2005, the Company’s average cash on hand of $95.9 million was significantly more than the average cash on hand during 2004 of $22.7 million.
      Interest Expense: Interest expense was $1.3 million for the year ended December 31, 2005 compared to $3.1 million for the year ended December 31, 2004. The decrease is attributable to the payoff of the line of credit, a mortgage note payable and an affiliate loan in 2004. No interest expense was capitalized as part of building costs associated with properties under development during the years ended December 31, 2005 and 2004.
      Gain on Disposition of Real Estate: Included in income from discontinued operations are gains on dispositions of real estate for the year ended December 31, 2005 of $18.1 million compared to $15.5 million for the year ended December 31, 2004. In 2005, the Company disposed of eight properties, one in Oregon and seven in Miami, as well as, three parcels of land in Oregon and a small parcel of land in Miami. The property in Oregon generated a gain of $12.5 million and with the remaining properties and land providing a net gain of approximately $5.6 million. During the year ended December 31, 2004, the Company disposed of six properties, two in Maryland, two in Miami, one in Texas and one in Oregon. The two properties in Maryland generated a gain of $15.2 million with the remaining four properties providing a net gain of approximately $300,000.
      Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $21.5 million ($10.7 million allocated to preferred unitholders and $10.9 million allocated to common unitholders) for the year ended December 31, 2005 compared to $30.0 million ($20.2 million allocated to preferred unitholders and $9.8 million allocated to common unitholders) for the year ended December 31, 2004. The decrease in minority interest in income is due primarily to the redemptions of preferred operating partnership units during 2004.
Comparison of 2004 to 2003
      Results of Operations: Net income for the year ended December 31, 2004 was $62.1 million compared to $49.1 million for the year ended December 31, 2003. Net income allocable to common shareholders (net income less preferred stock distributions) for the year ended December 31, 2004 was $29.1 million compared to $33.3 million for the year ended December 31, 2003. Net income per common share on a diluted basis was $1.33 for the year ended December 31, 2004 compared to $1.54 for the year ended December 31, 2003 (based on weighted average diluted common shares outstanding of 21,960,000 and 21,565,000, respectively). The decrease was due primarily to the increase in preferred equity distributions of $17.2 million partially offset by the increase of $12.6 million in gain on disposition of real estate.
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

	Years Ended December 31,

	2004	2003	Change

Rental income:
Same Park (13.2 million net rentable square feet)(1)	$178,333	$181,489	(1.7)%
Other facilities (4.1 million net rentable square feet)(2)	32,669	4,682	597.8%

Total rental income	211,002	186,171	13.3%

Cost of operations:
Same Park	50,103	49,272	1.7%
Other facilities	12,966	2,356	450.3%

Total cost of operations	63,069	51,628	22.2%

Net operating income(3):
Same Park	128,230	132,217	(3.0)%
Other facilities	19,703	2,326	747.1%

Total net operating income	147,933	134,543	10.0%

Other income and expenses:
Facility management fees	624	742	(15.9)%
Interest and other income	406	1,125	(63.9)%
Interest expense	(3,054)	(4,015)	(23.9)%
Gain on sale of marketable securities	—	2,043	(100.0)%
Depreciation and amortization	(70,086)	(56,332)	24.4%
General and administrative	(4,628)	(4,683)	(1.2)%

Income before discontinued operations and minority interest	$71,195	$73,423	(3.0)%

Same Park gross margin(4)	71.9%	72.9%	(1.4)%
Same Park weighted average for period:
Occupancy	90.9%	93.2%	(2.5)%
Realized rent per square foot(5)	$14.91	$14.80	0.7%

(1)	See below for a definition of Same Park.

(2)	Represents operating properties owned by the Company as of December 31, 2004 that are not included in Same Park.

(3)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” above for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP.

(4)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income.

(5)	Same Park realized rent per square foot represents the Same Park rental income earned per occupied square foot.
      Supplemental Property Data and Trends: In order to evaluate the performance of the Company’s overall portfolio over two given years, management analyzes the operating performance of a consistent group of properties owned and operated throughout both those years. The Company refers to those properties as the Same Park facilities. For 2004 and 2003, the Same Park facilities constitute 13.2 million net rentable square feet, which includes all assets in continuing operations that the Company owned and operated from January 1, 2003 through December 31, 2004, representing approximately 76.2% of the weighted average square footage of the Company’s portfolio for 2004.
      Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables) from continuing operations are summarized for the years ended December 31, 2004 and 2003 by major geographic region below. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with generally accepted accounting principles.
      The following table summarizes the Same Park operating results by major geographic region for the years ended December 31, 2004 and 2003. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2003 and the impact of such is included in Other Facilities in the table below (in thousands):

				Cost of	Cost of
	Rental Income	Rental Income		Operations	Operations		NOI	NOI
	December 31,	December 31,	Increase	December 31,	December 31,	Increase	December 31,	December 31,	Increase
Region	2004	2003	(Decrease)	2004	2003	(Decrease)	2004	2003	(Decrease)

Southern California	$42,957	$43,078	(0.3)%	$10,234	$10,036	2.0%	$32,723	$33,042	(1.0)%
Northern California	19,401	20,644	(6.0)%	4,543	4,518	0.6%	14,858	16,126	(7.9)%
Southern Texas	9,668	12,215	(20.9)%	4,159	4,291	(3.1)%	5,509	7,924	(30.5)%
Northern Texas	13,276	16,511	(19.6)%	5,012	4,830	3.8%	8,264	11,681	(29.3)%
Virginia	44,372	42,530	4.3%	12,095	11,796	2.5%	32,277	30,734	5.0%
Maryland	24,455	23,000	6.3%	6,217	6,124	1.5%	18,238	16,876	8.1%
Oregon	18,784	17,967	4.5%	5,519	5,374	2.7%	13,265	12,593	5.3%
Arizona	5,420	5,544	(2.2)%	2,324	2,303	0.9%	3,096	3,241	(4.5)%

Total Same Park	178,333	181,489	(1.7)%	50,103	49,272	1.7%	128,230	132,217	(3.0)%
Other Facilities	32,669	4,682	597.8%	12,966	2,356	450.3%	19,703	2,326	747.1%

Total before depreciation and amortization	211,002	186,171	13.3%	63,069	51,628	22.2%	147,933	134,543	10.0%
Depreciation and amortization	—	—	—	70,086	56,332	24.4%	(70,086)	(56,332)	24.4%

Total	$211,002	$186,171	13.3%	$133,155	$107,960	23.3%	$77,847	$78,211	(0.5)%

      The following information provides information regarding the geographical regions in which the Company has operations:
Southern California
      This region includes San Diego, Orange and Los Angeles Counties. Rental income and NOI for 2004 were slightly lower than 2003 due to a reduction in weighted average occupancy and greater leasing concessions associated with the properties that were acquired in 2003. Weighted average occupancies decreased from 97.3% in 2003 to 95.9% in 2004. Realized rent per square foot increased 1.2% from $14.20 per square foot for 2003 to

$14.37 per square foot in 2004. The increase is due primarily to the inclusion of the acquisition properties for all of 2004.
Northern California
      This region includes Sacramento, South San Francisco, the East Bay and the Silicon Valley, a market that has been devastated by the technology slump. Rental income and NOI decreased from 2003 to 2004 primarily due to a restructuring of a lease in the San Jose portfolio. Weighted average occupancies outperformed the market, yet they decreased from 96.0% in 2003 to 95.0% in 2004. Realized rent per square foot decreased 5.0% from $14.37 per square foot for 2003 compared to $13.65 per square foot in 2004.
Southern Texas
      This region, which includes Austin, is considered one of the Company’s challenged markets, and the Company’s operating results continue to the effects of sharply reduced market rental rates, higher vacancies and business failures. Weighted average occupancies decreased from 91.8% in 2003 to 83.2% in 2004. Realized rent per square foot decreased 12.6% from $11.44 per square foot in 2003 to $10.00 per square foot in 2004.
Northern Texas
      This region includes the Dallas area. The significant reduction in rental income and NOI are primarily due to reduced rents, increased leasing concessions and the loss of certain tenants to bankruptcy or downsizing. Weighted average occupancies decreased from 93.7% in 2003 to 82.7% in 2004. Realized rent per square foot decreased 8.9% from $11.17 per square foot in 2003 to $10.18 per square foot in 2004.
Virginia
      This region includes all major Northern Virginia suburban submarkets surrounding the Washington D.C. metropolitan area. The Washington DC Metro market is considered one of the Company’s strongest markets, which is indicated by the significant increase in rental income and NOI. The Company’s properties in this market have successfully increased rental rates, reduced leasing concessions, and increased occupancy. Weighted average occupancies increased from 94.7% in 2003 to 96.5% in 2004. Realized rent per square foot increased 2.4% from $17.13 per square foot in 2003 to $17.54 per square foot in 2004.
Maryland
      This region consists primarily of facilities in Prince Georges County and Montgomery County. While these markets have been relatively stable, weighted average occupancies have increased from 90.4% in 2003 to 91.2% in 2004. Considered part of the Washington DC Metro market, Maryland, like Virginia, has experienced significant increase in rental income and NOI, without proportionate increase in operating expenses. This market has also increased rental rates, reduced concessions, and increased occupancy. Realized rent per square foot increased 5.3% from $20.49 per square foot in 2003 to $21.58 per square foot in 2004.
Oregon
      This region consists primarily of two business parks in the Beaverton submarket of Portland. Oregon has been one of the markets hardest hit by the technology slowdown. The full effect of this slowdown began to take effect in 2004 with lease terminations and expirations resulting in significant declines in rental revenue. Weighted average occupancies decreased from 80.3% in 2003 to 78.7% in 2004. Realized rent per square foot increased 6.6% from $16.32 per square foot in 2003 to $17.39 per square foot in 2004.
      Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the year ended December 31, 2004, $624,000 of revenue was recognized from facility management fees compared to $742,000 for the year ended December 31, 2003.
      Cost of Operations: Cost of operations, excluding discontinued operations, was $63.1 million for the year ended December 31, 2004 compared to $51.6 million for the year ended December 31, 2003. The increase is due primarily to the growth in the square footage of the Company’s portfolio of properties. Cost of operations as a percentage of rental income increased from 27.7% in 2003 to 29.9% in 2004. Cost of operations for the year ended December 31, 2004 consisted mainly of the following items: property taxes ($19.2 million); property maintenance ($14.2 million); utilities ($11.3 million); and direct payroll ($10.5 million) as compared to cost of operations for the year ended December 31, 2003 which consisted of the following items: property taxes ($15.5 million); property maintenance ($12.2 million); utilities ($8.7 million); and direct payroll ($8.3 million).
      Depreciation and Amortization Expense: Depreciation and amortization expense was $70.1 million for the year ended December 31, 2004 compared to $56.3 million for the year ended December 31, 2003. The increase is primarily due to depreciation expense on real estate facilities acquired in 2004 and at the end of 2003.
      General and Administrative Expense: General and administrative expense was $4.6 million for the year ended December 31, 2004 compared to $4.7 million for the year ended December 31, 2003. General and administrative expenses for the year ended December 31, 2004 consisted mainly of the following items: expenses which relate to the accounting, finance, and executive divisions of the Company, which primarily consist of payroll expenses ($2.4 million); professional fees, including expenses related to Sarbanes Oxley Section 404 (“SOX 404”) Compliance, outside accounting, tax, legal and investor services ($1.3 million); expenses which relate to issuances and exercises of stock options and restricted stock ($93,000); and other various expenses. General and administrative expenses for the year ended December 31, 2003 consisted mainly of the following items: expenses which relate to the accounting, finance, and executive divisions of the Company, which primarily consist of payroll expenses ($1.9 million); internal acquisitions costs ($585,000); professional fees, including expenses related to outside accounting, tax, legal and investor services ($773,000); expenses which relate to issuances and exercises of stock options and restricted stock ($852,000); and other various expenses. During 2004, the Company incurred approximately $600,000 related to its efforts to ensure compliance with SOX 404. The increase in payroll expenses was a result of costs resulting from the changes to the Company’s senior management team.
      Interest and Other Income: Interest and other income reflects earnings on cash balances and dividends on marketable securities in addition to miscellaneous income items. Interest and other income was $406,000 for the year ended December 31, 2004 compared to $1.1 million for the year ended December 31, 2003. Interest and other income for the year ended December 31, 2004 primarily related to interest earned on cash balances which generally earned less than 2% interest. Based on the preferred equity activity during 2004, the Company’s cash on hand varied significantly throughout the year although it was significantly less then the average cash on hand during 2003 as the Company purchased approximately $70.0 million of assets in the second half of 2003 with retained cash. In addition to interest on cash on hand, during 2003 interest and other income also included approximately $400,000 of construction management fees.
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
      Equity in Income of Liquidated Joint Venture: Equity in income of liquidated joint venture reflects the Company’s share of net income from its joint venture. There was no equity in income of the liquidated joint venture for the year ended December 31, 2004 compared to $2.3 million for the same period in 2003. The decrease is due to the joint venture being liquidated in 2003.
      Gain on Disposition of Real Estate: Included in income from discontinued operations are gains on dispositions of real estate for the year ended December 31, 2004 of $15.5 million compared to $2.9 million for the year ended December 31, 2003. In 2004, the Company disposed of six properties, two in Maryland, two in Miami, one in Texas and one in Oregon. The two properties in Maryland generated a gain of $15.2 million with the remaining four properties providing a net gain of approximately $300,000. During the year ended December 31, 2003 the Company disposed of three properties, one in Lakewood and two in Nashville for a gain of $3.2 million and $300,000, respectively. A property in Beaverton was sold during the fourth quarter of 2003, resulting in a loss of approximately $601,000.

      Impairment Charge: There was no impairment charge recognized during the year ended December 31, 2004. Included in income from discontinued operations is an impairment charge of $5.9 million recognized during the year ended December 31, 2003 specific to five office and flex buildings and a 4.5 acre parcel of land in Beaverton, Oregon.
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
Liquidity and Capital Resources
      Net cash provided by operating activities for the years ended December 31, 2005 and 2004 was $149.4 million and $152.0 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements and debt service requirements and to maintain the current level of distributions to shareholders in addition to providing additional retained cash for future growth, debt repayment, and stock repurchases.
      Net cash provided by investing activities was $24.4 million for the year ended December 31, 2005 compared to cash used in investing activities of $26.1 million for the year ended December 31, 2004. The change between years was $50.5 million or 193.4% and was primarily due to proceeds from the disposition of real estate facilities being $36.5 million higher in 2005 than 2004. Cash paid for acquisitions for the year ended December 31, 2005 was $20.1 million compared to $22.3 million in the prior year. During the years ended December 31, 2005 and 2004 the Company used $40.3 million and $52.1 million for capital improvements to real estate facilities, respectively. The decrease of $11.7 million or 22.5% resulted from decreased transaction costs.
      Net cash used in financing activities was $13.1 million and $92.0 million for the year ended December 31, 2005 and 2004. In 2005, the Company redeemed or repurchased $26.5 million of preferred equity and common stock while it received $99.1 million from preferred equity offerings compared to 2004, in which the Company repaid or refinanced $576.9 million of debt and preferred equity while it received $560.7 million from preferred equity offerings and short term borrowings. As a result of the 2005 transactions, the Company increased its preferred equity outstanding to 33.5% of its market capitalization at December 31, 2005 from 32.5% at December 31, 2004. Additionally, the Company paid preferred equity holders $53.4 million in distributions for the year ended December 31, 2005 compared to $48.8 million for the year ended December 31, 2004.
      The Company’s capital structure is characterized by a low level of leverage. As of December 31, 2005, the Company had three fixed rate mortgage notes payable totaling $25.9 million, which represented approximately 1.2% of its total capitalization (based on book value, including minority interest and debt). The weighted average interest rate for the mortgage notes is approximately 6.6% per annum. The Company had approximately 4.2% of its properties, based on net book value, encumbered at December 31, 2005.
      During 2005, the Company issued an aggregate of $102.5 million of preferred equity with an average rate of 7.19%. Proceeds from the various offerings were used to redeem higher rate preferred equity of $12.0 million at a rate of 8.875%. As of December 31, 2005, the Company had $200.4 million of cash on its balance sheet. The significant cash balance, which has been accumulated as a result of continuing operations, asset sales and preferred equity offerings, will be used to fund $118.9 million of potential 2006 preferred equity redemptions, asset acquisitions and general corporate purposes.
      In August of 2005, the Company modified the term of its line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100.0 million and matures on August 1, 2008. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.50% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.65%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30%

of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $450,000, which will be amortized over the life of the Credit Facility. The Company had no balance outstanding on its Credit Facility at December 31, 2005 and 2004. The Company repaid in full the $95.0 million outstanding on its line of credit in January, 2004, and subsequently borrowed $138.0 million on its line of credit in 2004 which was repaid in full prior to December 31, 2004.
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
      The Company used its short-term borrowing capacity from time to time to complete acquisitions totaling approximately $282.4 million in 2003. The Company borrowed $95.0 million from its line of credit and $100.0 million from PSI. The remaining balance was funded with cash from operations.
      During 2004, the Company issued an aggregate of $437.8 million of preferred equity with an average rate of 7.23%. Proceeds from the various offerings were used to redeem higher rate preferred equity aggregating $185.6 million with an average rate of 8.93%. In addition, proceeds were used to provide permanent financing for the Company’s acquisitions made in 2003 and 2004 by enabling the Company to repay, in full, the balances outstanding on the Company’s note with PSI, the Credit Facility and the term loan.
      During May 2003 and September 2003, the Company repurchased 7,300 and 78,300 depositary shares, each representing 1/1,000 of a share of Series A preferred stock at $26.00 and $25.65 per depositary share, for $190,000 and $2.0 million, respectively. The stated value of the stock was $25 per depository share. The premium and original issuance costs were recorded as an additional distribution to preferred shareholders. The aggregate effect was a reduction of $127,000 of net income and funds from operations allocable to common shareholders and unitholders.
      The Company’s funding strategy has been to use permanent capital, including common and preferred stock, and internally generated retained cash flows. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its Credit Facility. The Company targets a ratio of Funds from Operations (“FFO”) to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unitholders. As of the year ended December 31, 2005, the FFO to fixed charges and preferred distributions coverage ratio was 2.9 to 1.0, excluding the effects of Emerging Issues Task Force (“EITF”) Topic D-42.
      Non-GAAP Supplemental Disclosure Measure: Funds from Operations: Management believes that Funds From Operations (“FFO”) is a useful supplemental measure of the Company’s operating performance. The Company computes FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income, computed in accordance with GAAP, before depreciation, amortization, minority interest in income, and extraordinary items. Management believes that FFO provides a useful measure of the Company’s operating performance and when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income.
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

      Management believes FFO provides useful information to the investment community about the Company’s operating performance when compared to the performance of other real estate companies as FFO is generally recognized as the industry standard for reporting operations of REITs. Other REITs may use different methods for calculating FFO and, accordingly, our FFO may not be comparable to other real estate companies.
      FFO for the Company is computed as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003	2002	2001

Net income allocable to common shareholders	$32,283	$29,123	$33,312	$42,018	$41,016
Gain on sale of marketable and other securities	—	—	(2,043)	(41)	(8)
Gain on disposition of real estate	(18,109)	(15,462)	(2,897)	(9,023)	—
Equity income from sale of joint venture properties	—	—	(1,376)	(861)	—
Depreciation and amortization	77,420	73,793	59,107	58,144	41,067
Depreciation from joint venture	—	—	—	63	15
Minority interest in income — common units	10,869	9,760	11,345	14,243	13,382

Consolidated FFO allocable to common shareholders and minority interests	102,463	97,214	97,448	104,543	95,472
FFO allocated to minority interests — common units	(25,810)	(24,401)	(24,657)	(26,291)	(23,018)

FFO allocated to common shareholders	$76,653	$72,813	$72,791	$78,252	$72,454

      FFO allocated to common shareholders and minority interests for the year ended December 31, 2005 increased $5.2 million over the year ended December 31, 2004. FFO for the years ended December 31, 2005 and 2004 included non-cash distributions of $301,000 and $5.0 million, respectively, related to the application of EITF Topic D-42 and the redemption of preferred equity. Excluding these non-cash adjustments, the slight increase in FFO was a result of increased income from operations.
      Capital Expenditures: During the years ended December 31, 2005, 2004 and 2003, the Company incurred approximately $35.8 million, $43.6 million and $23.0 million, respectively, in recurring capital expenditures or $2.01, $2.42 and $1.61 per weighted average square foot, respectively. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. The Company expects the higher levels of transactions to continue into 2006 as a result of competition in difficult markets. The following depicts actual capital expenditures for the stated periods: (in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003

Recurring capital expenditures	$35,821	$43,614	$22,954
First generation tenant improvements and leasing commissions on developed projects	—	—	838
Property renovations and other capital expenditures	4,519	8,455	15,984

Total capital expenditures	$40,340	$52,069	$39,776

      Stock Repurchase: The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 4.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the year ended December 31, 2005, the Company repurchased 361,400 shares of common stock at a cost of approximately $16.6 million. No shares were repurchased in 2004. Since inception through December 31, 2005, the Company has repurchased an aggregate of 3.0 million shares of common stock at an aggregate cost of approximately $86.5 million (average cost of $29.00 per share).
      Redemption of Preferred Stock: The Company did not repurchase any preferred stock in 2005.
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

      Related Party Transactions: At December 31, 2005, PSI owned 25.1% of the outstanding shares of the Company’s common stock and 25.3% of the outstanding common units of the operating partnership (100% of the common units not owned by us). Assuming conversion of its partnership units PSI would own 44.1% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PSI. Harvey Lenkin is a Director of both the Company and PSI.
      Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services. These costs totaled $335,000 in 2005 and are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $579,000 in 2005.
      Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.
      Contractual Obligations: The table below summarizes projected payments due under our contractual obligations as of December 31, 2005 (in thousands):

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years

Mortgage notes payable (principal and interest)	$33,465	$2,277	$8,393	$7,372	$15,423

Total	$33,465	$2,277	$8,393	$7,372	$15,423

      The Company is scheduled to pay cash dividends of approximately $60.4 million per year on its preferred equity outstanding as of December 31, 2005. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting either of common stock or preferred equity. At December 31, 2005, the Company’s debt as a percentage of shareholders’ equity and minority interest (based on book values) was 1.9%.
      The Company’s market risk sensitive instruments include mortgage notes payable of $25.9 million at December 31, 2005. All of the Company’s mortgage notes payable bear interest at fixed rates. See Notes 2, 5, and 6 to Consolidated Financial Statements for the terms, valuations and approximate principal maturities of the Company’s mortgage notes payable and the line of credit as of December 31, 2005. Based on borrowing rates currently available to the Company, combined with the amount of fixed rate debt outstanding, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The financial statements of the Company at December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Schedules in Item 15.

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
      As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2005. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
      There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company may make changes in its internal control processes from time to time in the future.
Management’s Report on Internal Control over Financial Reporting
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.
      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s report on management’s assessment of the Company’s internal control over financial reporting appears below.
ITEM 9B. OTHER INFORMATION
      None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
PS Business Parks, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that PS Business Parks, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PS Business Parks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that PS Business Parks, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, PS Business Parks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of PS Business Parks, Inc. and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
March 3, 2006

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement to be filed in connection with the annual shareholders’ meeting to be held in 2006 (the “Proxy Statement”) under the caption “Election of Directors — Nominees for Director.”
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
      Information required by this item with respect to a code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Election of Directors — Directors and Committee Meetings.” We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, which is filed as an exhibit to this Annual Report on Form 10-K and available on our website at www.psbusinessparks.com. The information contained on the Company’s website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K. Any amendments to or waivers of the code of ethics granted to the Company’s executive officers or the controller will be published promptly on our website or by other appropriate means in accordance with SEC rules.

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
      The following table sets forth information as of December 31, 2005 on the Company’s equity compensation plans:

	(a)		(b)		(c)
Number of Securities
Remaining Available for
	Number of Securities to		Weighted Average		Future Issuance under
	be Issued Upon		Exercise Price of		Equity Compensation
	Exercise of Outstanding		Outstanding Options,		Plans (Excluding
	Options, Warrants, and		Warrants, and		Securities Reflected in
Plan Category	Rights		Rights		Column(a))

Equity compensation plans approved by security holders	727,871		$36.92		1,457,211
Equity compensation plans not approved by security holders	—		$—		—

Total	727,871	*	$36.92	*	1,457,211	*

*	Amounts include restricted stock units

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Compensation Committee Interlocks and Insider Participation — Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Audit Fees: Audit fees include fees generated by all services performed by Ernst & Young LLP to comply with generally accepted auditing standards or for services related to the audit and review of the Company’s financial statements. Audit fees billed (or expected to be billed) to the Company by Ernst & Young LLP for audit of the Company’s consolidated financial statements and internal control over financial reporting, review of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and services in connection with the Company’s registration statements and securities offerings totaled $322,000 for 2005 and $468,000 for 2004.
      Audit-Related Fees: During 2005 and 2004, Ernst & Young LLP did not bill the Company for audit related services
      Tax Fees: Tax fees billed (or expected to be billed) to the Company by Ernst & Young LLP for tax compliance and consulting services totaled $165,000 for 2005 and $143,000 for 2004.
      All Other Fees: During 2005 and 2004, Ernst & Young LLP did not bill the Company for any services other than audit and tax services.
      The Audit Committee of the Company approves in advance all services performed by Ernst & Young LLP. The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee provided that the Chairman shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting.
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
      3. Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed with or incorporated by reference in this report.
b. Exhibits
      The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed with or incorporated by reference in this report.
c. Financial Statement Schedules
      Not applicable.

PS BUSINESS PARKS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
(Item 15(a)(1) and Item 15(a)(2))

Page

Report of Independent Registered Public Accounting Firm	52
Consolidated balance sheets as of December 31, 2005 and 2004	53
Consolidated statements of income for the years ended December 31, 2005, 2004 and 2003	54
Consolidated statements of shareholders’ equity for the years ended December 31, 2005, 2004 and 2003	55
Consolidated statements of cash flows for the years ended December 31, 2005, 2004 and 2003	56
Notes to consolidated financial statements	58
Schedule:
III — Real estate and accumulated depreciation	75
Exhibit 10.33
Exhibit 10.34
Exhibit 10.35
Exhibit 12
Exhibit 21
Exhibit 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
      All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
PS Business Parks, Inc.
      We have audited the accompanying consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Business Parks, Inc. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PS Business Parks, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
March 3, 2006

PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except
	share data)
ASSETS

Cash and cash equivalents	$200,447	$39,688
Real estate facilities, at cost:
Land	383,684	368,764
Buildings and equipment	1,193,223	1,135,772

	1,576,907	1,504,536
Accumulated depreciation	(356,623)	(280,215)

	1,220,284	1,224,321
Properties held for disposition, net	3,433	67,632
Land held for development	9,011	11,583

	1,232,728	1,303,536
Rent receivable	2,678	2,079
Deferred rent receivables	18,650	15,470
Other assets	9,175	5,279

Total assets	$1,463,678	$1,366,052

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accrued and other liabilities	$39,126	$40,676
Mortgage notes payable	25,893	11,367

Total liabilities	65,019	52,043
Minority interest:
Preferred units	135,750	127,750
Common units	169,451	169,295
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 23,734 and 20,434 shares issued and outstanding at December 31, 2005 and 2004, respectively	593,350	510,850
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,560,593 and 21,839,667 shares issued and outstanding at December 31, 2005 and 2004, respectively	215	218
Paid-in capital	407,380	420,351
Cumulative net income	418,823	343,529
Cumulative distributions	(326,310)	(257,984)

Total shareholders’ equity	1,093,458	1,016,964

Total liabilities and shareholders’ equity	$1,463,678	$1,366,052

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,

	2005	2004	2003

	(In thousands, except
	per share data)
Revenues:
Rental income	$219,669	$211,002	$186,171
Facility management fees primarily from affiliates	579	624	742

Total operating revenues	220,248	211,626	186,913
Expenses:
Cost of operations	65,808	63,069	51,628
Depreciation and amortization	76,285	70,086	56,332
General and administrative	5,843	4,628	4,683

Total operating expenses	147,936	137,783	112,643
Other income and expenses:
Gain on sale of marketable securities	—	—	2,043
Interest and other income	4,888	406	1,125
Interest expense	(1,330)	(3,054)	(4,015)

Total other income and expenses	3,558	(2,648)	(847)
Asset impairment due to casualty loss	72	—	—
Income from continuing operations before minority interests and equity in income of liquidated joint venture	75,798	71,195	73,423

Equity in income of liquidated joint venture	—	—	2,296
Minority interests in continuing operations:
Minority interest in income — preferred units
Distributions paid to preferred unitholders	(10,350)	(17,106)	(19,240)
Redemption of preferred operating partnership units	(301)	(3,139)	—
Minority interest in income — common units	(5,576)	(4,501)	(10,336)

Total minority interests in continuing operations	(16,227)	(24,746)	(29,576)
Income from continuing operations	59,571	46,449	46,143

Discontinued operations:
Income from discontinued operations	2,907	5,491	6,972
Impairment charge	—	—	(5,907)
Gain on disposition of real estate	18,109	15,462	2,897
Minority interest in earnings attributable to discontinued operations — common units	(5,293)	(5,259)	(1,009)

Income from discontinued operations	15,723	15,694	2,953
Net Income	75,294	62,143	49,096

Net income allocable to preferred shareholders:
Preferred stock distributions
Preferred stock distributions paid	43,011	31,154	15,784
Redemptions of preferred stock	—	1,866	—

Total preferred stock distributions	43,011	33,020	15,784

Net income allocable to common shareholders	$32,283	$29,123	$33,312

Net income per common share — basic:
Continuing operations	$0.76	$0.62	$1.42
Discontinued operations	$0.72	$0.72	$0.14
Net income	$1.48	$1.34	$1.56
Net income per common share — diluted:
Continuing operations	$0.75	$0.61	$1.41
Discontinued operations	$0.71	$0.71	$0.14
Net income	$1.47	$1.33	$1.54
Weighted average common shares outstanding:
Basic	21,826	21,767	21,412

Diluted	22,018	21,960	21,565

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock			Cumulative	Other
					Paid-in	Net	Comprehensive	Cumulative	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Income/(Loss)	Distributions	Equity

	(In thousands, except share data)
Balances at December 31, 2002	6,833	$170,813	21,531,419	$215	$420,372	$232,290	$(260)	$(159,028)	$664,402
Repurchase of common stock	—	—	(261,200)	(2)	(8,117)	—	—	—	(8,119)
Redemption of preferred stock	(86)	(2,140)	—	—	69	—	—	—	(2,071)
Exercise of stock options	—	—	293,309	3	7,618	—	—	—	7,621
Stock compensation	—	—	2,000	—	386	—	—	—	386
Comprehensive income:
Unrealized gain — appreciation in marketable securities	—	—	—	—	—	—	(834)	—	(834)
Unrealized gain on interest rate swap	—	—	—	—	—	—	559	—	559
Net income	—	—	—	—	—	49,096	—	—	49,096

Comprehensive income	—	—	—	—	—	—	—	—	48,821
Distributions paid:
Preferred stock	—	—	—	—	—	—	—	(15,784)	(15,784)
Common stock	—	—	—	—	—	—	—	(24,878)	(24,878)
Adjustment to reflect minority interest to underlying ownership interest	—	—	—	—	450	—	—	—	450

Balances at December 31, 2003	6,747	168,673	21,565,528	216	420,778	281,386	(535)	(199,690)	670,828
Issuance of preferred stock, net of costs	15,800	395,000	—	—	(13,870)	—	—	—	381,130
Redemption of preferred stock	(2,113)	(52,823)	—	—	1,866	—	—	(1,866)	(52,823)
Exercise of stock options	—	—	269,710	2	6,956	—	—	—	6,958
Stock compensation	—	—	4,429	—	1,365	—	—	—	1,365
Shelf registration	—	—	—	—	(101)	—	—	—	(101)
Comprehensive income:
Change in unrealized loss on interest rate swap	—	—	—	—	—	—	535	—	535
Net income	—	—	—	—	—	62,143	—	—	62,143

Comprehensive income	—	—	—	—	—	—	—	—	62,678
Distributions paid:
Preferred stock	—	—	—	—	—	—	—	(31,154)	(31,154)
Common stock	—	—	—	—	—	—	—	(25,274)	(25,274)
Adjustment to reflect minority interest to underlying ownership interest	—	—	—	—	3,357	—	—	—	3,357

Balances at December 31, 2004	20,434	510,850	21,839,667	218	420,351	343,529	—	(257,984)	1,016,964
Issuance of preferred stock, net of costs	3,300	82,500	—	—	(2,873)	—	—	—	79,627
Repurchase of common stock	—	—	(361,400)	(4)	(16,628)	—	—	—	(16,632)
Exercise of stock options	—	—	70,364	1	1,936	—	—	—	1,937
Stock compensation	—	—	11,962	—	2,588	—	—	—	2,588
Net income	—	—	—	—	—	75,294	—	—	75,294
Distributions paid:
Preferred stock	—	—	—	—	—	—	—	(43,011)	(43,011)
Common stock	—	—	—	—	—	—	—	(25,315)	(25,315)
Adjustment to reflect minority interest to underlying ownership interest	—	—	—	—	2,006	—	—	—	2,006

Balances at December 31, 2005	23,734	$593,350	21,560,593	$215	$407,380	$418,823	$—	$(326,310)	$1,093,458

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2005

	For the Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income	$75,294	$62,143	$49,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	77,420	73,793	59,107
In-place rent adjustment	155	156	—
Lease incentives	144	—	—
Minority interest in income	21,520	30,005	30,585
Equity in income of discontinued joint venture	—	—	(2,296)
Gain on sale of marketable equity securities	—	—	(2,043)
Gain on disposition of properties	(18,109)	(15,462)	(2,897)
Impairment charge	—	—	5,907
Impairment of assets from casualty loss	72	—	—
Stock compensation expense	1,060	914	386
Increase in receivables and other assets	(5,004)	(4,172)	(1,615)
Increase (decrease) in accrued and other liabilities	(3,124)	4,581	(3,820)

Total adjustments	74,134	89,815	83,314

Net cash provided by operating activities	149,428	151,958	132,410

Cash flows from investing activities:
Capital improvements to real estate facilities	(40,340)	(52,069)	(38,938)
Proceeds from liquidation of investments in marketable securities	—	—	7,600
Acquisition of marketable securities	—	—	(1,396)
Acquisition of real estate facilities	(20,073)	(22,323)	(279,137)
Proceeds from disposition of real estate	84,802	48,284	14,498
Development of real estate facilities	—	—	(838)
Distribution from investment in joint venture	—	—	3,326

Net cash provided by (used in) investing activities	24,389	(26,108)	(294,885)

Cash flows from financing activities:
Borrowings on credit facility	—	138,000	95,000
Repayments of borrowings on credit facility	—	(233,000)	—
Borrowings from an affiliate	—	—	100,000
Repayment of borrowings from an affiliate	—	(100,000)	—
Principal payments on mortgage notes payable	(472)	(8,327)	(585)
Repayment of unsecured notes payable	—	(50,000)	—
Net proceeds from the issuance of preferred stock	79,627	381,130	—
Net proceeds from the issuance of preferred units	19,465	41,533	—
Exercise of stock options	1,937	6,958	7,621
Shelf registration costs	—	(101)	—
Repurchase of common stock	(14,465)	—	(8,119)
Redemption of preferred units	(12,000)	(132,750)	—
Redemption of preferred stock	—	(52,823)	(2,198)
Distributions paid to preferred shareholders	(43,011)	(31,154)	(15,657)
Distributions paid to minority interests — preferred units	(10,350)	(17,689)	(19,240)
Distributions paid to common shareholders	(25,315)	(25,274)	(24,878)
Distributions paid to minority interests — common units	(8,474)	(8,474)	(8,472)

Net cash (used in) provided by financing activities	(13,058)	(91,971)	123,472

Net increase (decrease) in cash and cash equivalents	160,759	33,879	(39,003)
Cash and cash equivalents at the beginning of the period	39,688	5,809	44,812

Cash and cash equivalents at the end of the period	$200,447	$39,688	$5,809

Supplemental disclosures:
Interest paid, net of interest capitalized	$1,330	$3,434	$4,607

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2005

	For the Years Ended December 31,

	2005	2004	2003

	(In thousands)
Supplemental schedule of non cash investing and financing activities:
Adjustment to reflect minority interest to underlying ownership interest:
Minority interest — common units	$(2,240)	$(218)	$(450)
Paid-in capital	$2,240	$218	$450
Effect of EITF Topic D-42
Cumulative Distributions	$—	$(1,866)	$—
Minority Interest — Common Units	$(301)	$(3,139)	$—
Paid in capital	$301	$5,005	$—
Mortgage note payable assumed in property acquisition:
Real estate facilities	$14,998	$—	$—
Mortgage notes payable	$(14,998)	$—	$—
Accrued lease inducements:
Other assets	$1,985	$—	$—
Accrued and other liabilities	$(1,985)	$—	$—
Accrued stock repurchase:
Additional paid in capital	$2,167	$—	$—
Accrued and other liabilities	$(2,167)	$—	$—
Unrealized gain:
Marketable securities	$—	$—	$834
Other comprehensive income (loss)	$—	$—	$(834)
Unrealized loss:
Comprehensive (income) loss on interest rate swap	$—	$(535)	$(559)
Other comprehensive income (loss)	$—	$535	$559
See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

1.	Organization and description of business
Organization
      PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of December 31, 2005, PSB owned approximately 75% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units were owned by Public Storage, Inc. (“PSI”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”
Description of business
      The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties, primarily multi-tenant flex, office and industrial space. As of December 31, 2005, the Company owned and operated approximately 17.6 million net rentable square feet of commercial space located in eight states including approximately 43,000 square feet of property held for disposition. The Company also manages approximately 1.2 million net rentable square feet on behalf of PSI and its affiliated entities.

2.	Summary of significant accounting policies
Basis of presentation
      The accompanying consolidated financial statements include the accounts of PSB and the Operating Partnership. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.
Use of estimates
      The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates.
Allowance for doubtful accounts
      We monitor the collectibility of our receivable balances including the deferred rent receivable on an on-going basis. Based on these reviews, we maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on our consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $300,000 and $550,000 at December 31, 2005 and 2004, respectively.
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
      In July 2002, the Operating Partnership entered into an interest rate swap agreement, which was accounted for as a cash flow hedge, in order to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covered $50.0 million of debt through July 2004, effectively changed the interest rate exposure from floating rate to a fixed rate of 4.46%. Market gains and losses on the value of the swap were deferred and included in income over the life of the swap or related debt. The differences paid on the interest rate swap of approximately $0, $557,000 and $904,000 for the years ended December 31, 2005, 2004 and 2003, respectively, were recorded in interest expense as incurred.
      Net interest differentials paid or received related to these contracts were accrued as incurred or earned. There was no unrealized loss related to the interest rate swap included in other comprehensive income as of December 31, 2005 or 2004 and the swap agreement was eliminated in 2004.
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
      Interest cost and property taxes incurred during the period of construction of real estate facilities are capitalized. The Company did not capitalize any interest expense in 2005, 2004 or 2003. The Company capitalized $0, $46,000 and $33,000 of property taxes during the years ended December 31, 2005, 2004 and 2003, respectively.
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

Investment in joint venture
      In October 2001, the Company formed a joint venture with an unaffiliated investor to own and operate an industrial park consisting of 14 buildings in the City of Industry submarket of Los Angeles County. The park, consisting of 294,000 square feet of industrial space, was acquired by the Company in December 2000 at a cost of approximately $14.4 million. The property was contributed to the joint venture at its original cost. The partnership was capitalized with equity capital consisting of 25% from the Company and 75% from the unaffiliated investor in addition to a mortgage note payable.
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
      The Company’s investment was accounted for under the equity method in accordance with Accounting Principles Board (“APB”) 18, “Equity Method of Accounting for Investments.” In accordance with APB 18, the Company’s share of the debt was netted against its share of the assets in determining the investment in the joint venture and was not included in the Company’s total liabilities. The accounting policies of the joint venture were consistent with the Company’s accounting policies.
      Summarized below is financial data for the joint venture for the year ended December 31, 2003 (in thousands):

Operating revenues	$20
Gain on sale of real estate	3,668

Total revenues	3,688

Cost of operations	48
Interest and other expenses	4

Total expenses	52

Net income	$3,636

      As of December 31, 2003, the joint venture had sold all of its properties, extinguished all of its debt, and distributed any remaining cash to the joint venture partners.
Intangible assets
      Intangible assets consist of property management contracts for properties managed, but not owned, by the Company. The intangible assets were being amortized over seven years. Intangible assets were fully amortized at December 31, 2005 and 2004.
Evaluation of asset impairment
      The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. During 2003, the Company identified certain assets that were impaired and recognized an impairment loss of $5.9 million.

Asset impairment due to casualty loss
      It is the Company’s policy to record as a casualty loss or gain, in the period the casualty occurs, the differential between (a) the book value of assets destroyed and (b) any insurance proceeds that we expect to receive in accordance with our insurance contracts. Potential proceeds from insurance that are subject to any uncertainties, such as interpretation of deductible provisions of the governing agreements, the estimation of costs of restoration, or other such items, are treated as a contingent proceeds in accordance with SFAS No. 5, and not recorded until the uncertainties are satisfied.
      For the year ended December 31, 2005, several of our real estate assets located in Florida were damaged as a result of a series of hurricanes. We have estimated that the costs to restore these facilities will approximate $2.3 million. We have third-party insurance, subject to certain deductibles, that covers restoration of physical damage and the loss of income due to the physical damage incurred. We expect our insurers to pay approximately $1.6 million of the physical damage, and the net book value of the assets destroyed was approximately $1.1 million combined with approximately $510,000 of non-capitalized expense incurred in 2005. Accordingly, we have recorded a casualty loss of $72,000 for the year ended December 31, 2005. No casualty losses were recorded for the year ended December 31, 2004.
      These amounts are based upon estimates and are subject to change as we and our insurers (i) more fully evaluate the extent of physical damage, which may not be fully determinable until commencement of repairs, (ii) develop detailed restoration plans and (iii) evaluate the impact of local conditions in the building labor and supplies markets for restoration costs.
Borrowings from affiliate
      As of December 31, 2003, the Company had $100.0 million in short-term borrowings from PSI. The note bore interest at 1.4% and was due on March 9, 2004. The Company repaid the note in full during the first quarter of 2004.
Stock-based compensation
      Prior to December 31, 2001, the Company elected to adopt the disclosure requirements of SFAS No. 123, but continued to account for stock-based compensation under APB 25. Effective January 1, 2002, the Company adopted the Fair Value Method of accounting for stock options. As required by the transition requirements of SFAS No. 123, amended by SFAS No. 148, the Company will recognize compensation expense in the income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002, but continue to disclose the pro-forma impact of utilizing the Fair Value Method on stock options issued prior to January 1, 2002. See note 10.
Revenue and expense recognition
      Revenue is recognized in accordance with Staff Accounting Bulletin No. 101 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements (“SAB 101”), as amended. SAB 101 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Straight-line rent is recognized for all tenants with contractual increases in rent that are not included on the Company’s credit watch list. Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.
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
Related party transactions
      Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services. These costs totaled $335,000, $327,000 and $335,000 in 2005, 2004 and 2003, respectively, and are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $579,000, $562,000 and $581,000 in 2005, 2004 and 2003, respectively. Through the first quarter of 2004, the Company combined its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation (“Stor-Re”). Stor-Re provided limited property and liability insurance to the Company. The Company and PSI also utilized unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re’s limitations.
Income taxes
      The Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2005, 2004 and 2003 and intends to continue to meet such requirements. Accordingly, no provision for income taxes has been made in the accompanying financial statements.
Accounting for preferred equity issuance costs
      In accordance with Emerging Issues Task Force (“EITF”) Topic D-42, the Company records its issuance costs as a reduction to Paid-in Capital on its balance sheet at the time the preferred securities are issued and reflects the carrying value of the preferred stock at the stated value. The Company reduces the carrying value of preferred stock by the issuance costs at the time it notifies the holders of preferred stock or units of its intent to redeem such shares or units.
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

	For the Years Ended December 31,

	2005	2004	2003

Net income allocable to common shareholders	$32,283	$29,123	$33,312

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	21,826	21,767	21,412
Net effect of dilutive stock options and restricted stock units — based on treasury stock method using average market price	192	193	153

Diluted weighted average common shares outstanding	22,018	21,960	21,565

Net income per common share — Basic	$1.48	$1.34	$1.56

Net income per common share — Diluted	$1.47	$1.33	$1.54

      Options to purchase approximately 80,000, 80,000 and 68,000 shares for the years ended December 31 2005, 2004, and 2003, respectively were not included in the computation of diluted net income per share because such options were considered anti-dilutive.
Segment Reporting
      The Company views its operations as one segment.
Reclassifications
      Certain reclassifications have been made to the consolidated financial statements for 2004 and 2003 in order to conform to the 2005 presentation.

3.	Real estate facilities
      The activity in real estate facilities for the years ended December 31, 2005, 2004, and 2003 is as follows (in thousands):

			Accumulated
	Land	Buildings	Depreciation	Total

Balances at December 31, 2002	$260,906	$872,997	$(155,076)	$978,827
Acquisition of real estate	112,718	170,137	—	282,855
Disposition of real estate	—	(85)	279	194
Developed projects	—	838	—	838
Capital improvements, net	—	38,938	—	38,938
Lease termination write-off	—	(1,766)	1,041	(725)
Depreciation expense	—	—	(59,107)	(59,107)
Transfer to properties held for Disposition	(9,529)	(11,488)	4,452	(16,565)

Balances at December 31, 2003	364,095	1,069,571	(208,411)	1,225,255
Acquisition of real estate	4,669	19,419	—	24,088
Disposition of real estate	—	(2,063)	1,046	(1,017)
Capital improvements, net	—	49,933	—	49,933
In-place rent adjustment	—	—	(156)	(156)
Depreciation expense	—	—	(73,793)	(73,793)
Transfer to properties held for Disposition	—	(1,088)	1,099	11

Balances at December 31, 2004	368,764	1,135,772	(280,215)	1,224,321
Acquisition of real estate	15,129	20,054	—	35,183
Disposition of real estate	—	(1,526)	1,135	(391)
Asset impairment due to casualty loss	—	(1,135)	—	(1,135)
Capital improvements, net	—	40,132	—	40,132
In-place rent adjustment	—	—	(155)	(155)
Depreciation expense	—	—	(77,420)	(77,420)
Transfer to properties held for Disposition	(209)	(74)	32	(251)

Balances at December 31, 2005	$383,684	$1,193,223	$(356,623)	$1,220,284

      The unaudited basis of real estate facilities for federal income tax purposes was approximately $1.2 billion at December 31, 2005. The Company had approximately 4.2% of its properties, in terms of net book value, encumbered by mortgage debt at December 31, 2005.
      Subsequent to December 31, 2005, the Company acquired WesTech Business Park, a 366,000 square foot office and flex park in Silver Spring, Maryland, for approximately $69.6 million. The park consists of nine single story buildings.
      On October 25, 2005, the Company acquired a 233,000 square foot multi-tenant flex space in San Diego, California for $35.1 million. In connection with the acquisition, the Company assumed a $15.0 million mortgage which bears interest at a fixed rate of 5.73%.
      On May 27, 2004, the Company acquired Fairfax Executive Park, a 165,000 square foot office complex in Fairfax, Virginia, for $24.1 million.
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
      During the year ended December 31, 2003, the Company incurred approximately $838,000 in development costs. The Company did not incur any development costs in 2005 or 2004. There were no new development properties in 2003, 2004, or 2005 although the Company continued to incur first generation leasing costs on three of its developments in 2003.
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
      On January 31, 2005, the Company closed on the sale of 8.2 acres of land within the Cornell Oaks project in Beaverton, Oregon. The sales price for the land was $3.6 million, resulting in a gain of $1.8 million.
      On August 8, 2005, the Company closed on the sale of a 7,100 square foot unit at Miami International Commerce Center (“MICC”) for $750,000, resulting in a gain of $137,000. On February 15, 2005, the Company sold a 56,000 square foot retail center located at MICC. The sales price was approximately $12.2 million, resulting in a gain of $967,000. In addition, on January 20, 2005, the Company closed on the sale of a 7,100 square foot unit at MICC for $740,000, resulting in a gain of $142,000.

      On September 30, 2005, the Company completed the sale of Woodside Corporate Park located in Beaverton, Oregon. The park consists of 13 buildings comprising approximately 574,000 square feet and a 3.3 acre parcel of land. Net proceeds from the sale, after transaction costs, were approximately $64.5 million. In connection with the sale, the Company recognized a gain of $12.5 million.
      During the three months ended December 31, 2005, the Company sold four units at MICC aggregating 30,200 square feet and a 13,000 square foot parcel of land with a combined gross sale price of $4.3 million. In connection with the sales, the Company recognized gains of $1.6 million.
      As of December 31, 2005, the Company had five separate units, aggregating 43,000 square feet, at MICC that it anticipates selling and has therefore classified such units as assets held for disposition.
      The Company realized a gain of approximately $1.0 million from the November 2004 sale of Largo 95 in Largo, Maryland. The gain was previously deferred due to the Company’s obligation to complete certain leasing related items satisfied during the second quarter of 2005.
      In April, 2004, the Company sold a 43,000 square foot flex facility in Austin, Texas, for net proceeds of approximately $1.1 million. During the third quarter of 2004, the Company sold a 30,500 square foot building in Beaverton, Oregon for gross proceeds of $3.1 million and closed on a sale of a 10,000 square foot unit in Miami, Florida with gross proceeds of $1.1 million. Additionally, during the third quarter of 2004, the Company concluded that it would likely sell as many as 12 separate units, aggregating 94,000 square feet as well as a 56,000 square foot retail center of its MICC property and classified such properties as held for disposition. In November 2004, one of the 12 units was sold for net proceeds of approximately $720,000. During the fourth quarter, the Company also sold two flex parks totaling approximately 400,000 square feet in Maryland for gross proceeds of approximately $44.2 million.
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
      The following summarizes the condensed results of operations of the properties held for disposition at December 31, 2005 and properties sold during 2005, 2004 and 2003 (in thousands):

	For the Years Ended December 31,

	2005	2004	2003

Rental income	$5,764	$13,408	$13,558
Cost of operations	(1,722)	(3,979)	(3,811)
Depreciation	(1,135)	(3,707)	(2,775)
Debt extinguishing costs	—	(231)	—

Income from discontinued operations	$2,907	$5,491	$6,972

      In addition to minimum rental payments, tenants reimburse the Company for their pro rata share of specified operating expenses, which amounted to $755,000, $1.6 million, and $1.6 million, for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts are included as rental income and cost of operations in the table presented above for those assets sold or classified as held for disposition.

4.	Leasing activity
      The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues excluding recovery of expenses as of December 31, 2005 under these leases are as follows (in thousands):

2006	$187,677
2007	150,390
2008	109,538
2009	73,311
2010	50,806
Thereafter	80,333

$652,055

      In addition to minimum rental payments, tenants reimburse the Company for their pro rata share of specified operating expenses, which amounted to $25.5 million, $25.2 million, and $24.5 million, for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts are included as rental income and cost of operations in the accompanying consolidated statements of income.
      Leases for approximately 8% of the leased square footage are subject to termination options which include leases for approximately 3% of the leased square footage having termination options exercisable through December 31, 2006 (unaudited). In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

5.	Bank Loans
      In August of 2005, the Company modified the term of its line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100.0 million and matures on August 1, 2008. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.50% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.65%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $450,000, which will be amortized over the life of the Credit Facility. The Company had no balance outstanding on its Credit Facility at December 31, 2005 and 2004.
      The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.45 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively, (iii) maintain a minimum tangible net worth (as defined) and (iv) limit distributions to 95% of funds from operations (as defined) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company’s unsecured recourse debt; the Company did not have any unsecured recourse debt at December 31, 2005) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 2005.
      In February 2002, the Company entered into a seven year $50.0 million unsecured term note agreement with Fleet National Bank. The note bore interest at LIBOR plus 1.45% per annum and was due on February 20, 2009. The Company paid a one-time facility fee of 0.35% or $175,000 for the loan. The Company used the proceeds from the loan to reduce the amount drawn on the Credit Facility. In July 2002, the Company entered into an interest rate swap transaction which had the effect of fixing the rate on the term loan through July 2004 at 4.46% per annum. In February 2004, the Company repaid, in full, the $50.0 million outstanding on the term loan.

6.	Mortgage notes payable
      Mortgage notes consist of the following (in thousands):

	December 31,	December 31,
	2005	2004

8.190% mortgage note, secured by one commercial property with an approximate carrying amount of $10.6 million, principal and interest payable monthly, due March 2007	$5,302	$5,578
7.290% mortgage note, secured by one commercial property with an approximate carrying amount of $6.5 million, principal and interest payable monthly, due February 2009	5,645	5,789
5.730% mortgage note, secured by one commercial property with an approximate carrying amount of $34.8 million, principal and interest payable monthly, due March 2013	14,946	—

	$25,893	$11,367

      The mortgage notes have a weighted average interest rate of 6.57% and an average maturity of 5.1 years. At December 31, 2005, approximate principal maturities of mortgage notes payable are as follows (in thousands):

2006	$658
2007	5,402
2008	423
2009	5,405
2010	277
Thereafter	13,728

$25,893

7.	Minority interests
Common partnership units
      The Company presents the accounts of PSB and the Operating Partnership on a consolidated basis. Ownership interests in the Operating Partnership that can be redeemed for common stock, other than PSB’s interest, are classified as minority interest — common units in the consolidated financial statements. Minority interest in income common units consists of the minority interests’ share of the consolidated operating results after allocation to preferred units and shares.
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

      At December 31, 2005, there were 7,305,355 common units owned by PSI, which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at December 31, 2005, the minority interest units would convert into approximately 25.3% of the common shares outstanding. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests’ equity in the Company.
Preferred partnership units
      Through the Operating Partnership, the Company has the following preferred units outstanding as of December 31, 2005 and 2004 (in thousands):

				December 31,

				2005		2004
		Date Redeemed or
		Earliest Potential	Dividend	Units		Units
Series	Issuance Date	Redemption Date	Rate	Outstanding	Amount	Outstanding	Amount

Series E	September, 2001	September, 2006	9.250%	2,120	$53,000	2,120	$53,000
Series G	October, 2002	October, 2007	7.950%	800	20,000	800	20,000
Series J	May & June, 2004	May, 2009	7.500%	1,710	42,750	1,710	42,750
Series N	December, 2005	December, 2010	7.125%	800	20,000	—	—
Series Y	July, 2000	July, 2005	8.875%	—	—	480	12,000

				5,430	$135,750	5,110	$127,750

      On July 12, 2005 the Company redeemed 480,000 units of its 8.875% Series Y Cumulative Redeemable Preferred Operating Partnership Units for approximately $12.0 million. In accordance with EITF D-42, the redemptions resulted in a reduction of net income allocable to common shareholders of approximately $301,000 for the year ended December 31, 2005, and a corresponding increase in the allocation of income to minority interests equal to the excess of the redemption amount over the carrying amount of the redeemed securities.
      During the fourth quarter of 2005, the Company completed a private placement of approximately $20.0 million of preferred units through its operating partnership. The 7.125% Series N Cumulative Redeemable Preferred Units are non-callable for five years and have no mandatory redemption. The net proceeds from the placements were approximately $19.5 million and will be used to fund future property acquisitions, preferred equity redemptions and for general corporate purposes.
      The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of December 31, 2005 and 2004, the Company had approximately $3.7 million and $3.5 million of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.

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
      The property management contract with PSI is for a seven year term with the term being automatically extended one year on each anniversary. At any time, either party may notify the other that the contract is not to be extended, in which case the contract will expire on the first anniversary of its then scheduled expiration date. For PSI affiliate owned properties, PSI can cancel the property management contract upon 60 days notice while the Operating Partnership can cancel upon seven years notice. Management fee revenues under these contracts totaled $579,000, $562,000, and $581,000 for the years ended December 31, 2005, 2004 and 2003 respectively. Management fee revenue from unaffiliated third parties and the joint venture were $0, $62,000, and $161,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

9.	Shareholders’ equity
Preferred stock
      As of December 31, 2005 and December 31, 2004, the Company had the following series of preferred stock outstanding (in thousands):

				December 31, 2005		December 31, 2004

		Earliest Potential	Dividend	Shares		Shares
Series	Issuance Date	Redemption Date	Rate	Outstanding	Amount	Outstanding	Amount

Series D	May, 2001	May, 2006	9.500%	2,634	$65,850	2,634	$65,850
Series F	January, 2002	January, 2007	8.750%	2,000	50,000	2,000	50,000
Series H	January & October, 2004	January, 2009	7.000%	8,200	205,000	8,200	205,000
Series I	April, 2004	April, 2009	6.875%	3,000	75,000	3,000	75,000
Series K	June, 2004	June, 2009	7.950%	2,300	57,500	2,300	57,500
Series L	August, 2004	August, 2009	7.600%	2,300	57,500	2,300	57,500
Series M	May, 2005	May, 2010	7.200%	3,300	82,500	—	—

				23,734	$593,350	20,434	$510,850

      In May of 2005, the Company issued 3.3 million depositary shares each representing 1/1,000 of a share of the 7.200% Cumulative Preferred Stock, Series M, at $25.00 per depositary share. The Company intends to use the proceeds from the offering to fund future property acquisitions, preferred equity redemptions and for general corporate purposes.
      The Company paid approximately $43.0 million, $31.2 million and $15.8 million in distributions to its preferred shareholders for the years ended December 31, 2005, 2004 and 2003, respectively.
      Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At December 31, 2005, there were no dividends in arrears.
      Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends. As of December 31, 2005 and 2004, the Company had approximately $20.1 million and $17.3 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.
Common Stock
      The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 4.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the year ended December 31, 2005, the Company repurchased 361,400 shares of common stock at a cost of approximately $16.6 million. No shares were repurchased in 2004. In 2003, the Company repurchased 261,200 shares of common stock and no common units in its operating partnership at an aggregate cost of approximately $8.1 million. Since inception through December 31, 2005, the Company has repurchased an aggregate of 3.0 million shares of common stock at an aggregate cost of approximately $86.5 million (average cost of $29.00 per share).
      The Company paid $25.3 million ($1.16 per common share), $25.3 million ($1.16 per common share) and $24.9 million ($1.16 per common share) in distributions to its common shareholders for the years ended December 31, 2005, 2004 and 2003, respectively. The portion of the distributions classified as ordinary income was 95.5%, 91.3% and 94.4% for the years ended December 31, 2005, 2004 and 2003, respectively. The portion of the distributions classified as long-term capital gain income was 4.5%, 8.7% and 5.6% for the years ended December 31, 2005, 2004 and 2003, respectively. Percentages in the two preceding sentences are unaudited. Pursuant to restrictions imposed by the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.
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
      PSB has a 1997 Stock Option and Incentive Plan (the “1997 Plan”) covering 1.5 million shares of PSB’s common stock. Also, in March 2003, the Board of Directors approved the 2003 Stock Option and Incentive Plan (the “2003 Plan”) covering 1.5 million shares of PSB’s common stock. Shareholders approved adoption of the 2003 Plan in May, 2003. Generally, options under the 1997 Plan vest over a three-year period from the date of grant at the rate of one third per year and expire ten years after the date of grant. Options under the 2003 Plan vest over a five-year period from the date of grant at the rate of one fifth per year and expire ten years after the date of grant. Under the 1997 Plan and 2003 Plan, PSB has granted non-qualified options to certain directors, officers and key employees to purchase shares of PSB’s common stock at a price no less than the fair market value of the common stock at the date of grant.

      At December 31, 2005, there were a combined total of 1.5 million options and restricted stock units authorized to grant. Information with respect to the 1997 Plan and 2003 Plan is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2002	1,038,756	$27.36
Granted	167,000	$34.77
Exercised	(293,309)	$25.98
Forfeited	(60,834)	$27.61

Outstanding at December 31, 2003	851,613	$29.27

Granted	90,000	$44.46
Exercised	(269,710)	$27.33
Forfeited	(77,668)	$31.69

Outstanding at December 31, 2004	594,235	$34.23

Granted	85,000	$42.41
Exercised	(70,364)	$27.96
Forfeited	(9,000)	$31.66

Outstanding at December 31, 2005	599,871	$36.25

Exercisable at:
December 31, 2003	391,264	$25.17
December 31, 2004	347,630	$29.02
December 31, 2005	317,671	$31.69
      Information about PSB stock options outstanding at December 31, 2005 is summarized as follows:

			Weighted
	Number	Weighted	Average	Number	Weighted
	Outstanding	Average	Remaining	Exercisable	Average
Exercise Price Per Share	as of 2005	Exercise Price	Contract Life	as of 2005	Exercise Price

$22.88 — $24.69	19,000	$23.51	3.03 Years	19,000	$23.51
$26.13 — $29.08	160,204	$26.72	5.00 Years	160,204	$26.72
$31.11 — $34.34	178,000	$33.26	6.85 Years	88,800	$33.55
$35.43 — $39.95	57,667	$39.21	8.41 Years	15,667	$37.74
$40.30 — $45.51	185,000	$43.42	8.80 Years	34,000	$42.66

$22.88 — $45.51	599,871	$36.25	7.30 Years	317,671	$31.69

      Through December 31, 2001, the Company elected to adopt the disclosure requirements of SFAS No. 123, but continued to account for stock-based compensation under APB 25. Effective January 1, 2002, the Company adopted the Fair Value Method of accounting for stock options. As required by the transition requirements of SFAS No. 123 as amended by SFAS No. 148, the Company has recognized compensation expense in the income statement using the Fair Value Method only with respect to stock options issued after January 1, 2002, but continue to disclose the pro-forma impact of utilizing the Fair Value Method on stock options issued prior to January 1, 2002. As a result, included in the Company’s income statement for the years ended December 31, 2005, 2004 and 2003 are approximately $406,000, $241,000 and $322,000, respectively, in stock option compensation expense related to options granted after January 1, 2002.
      The weighted average fair value of the options granted in 2005, 2004 and 2003 were $6.98, $6.80 and $4.57, respectively. Had compensation cost for the 1997 Plan for options granted prior to December 31, 2001 been determined based on the fair value at the grant date for awards under the 1997 Plan consistent with the method prescribed by SFAS No. 123, the Company’s pro forma net income available to common shareholders would have been:

	For the Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Net income allocable to common shareholders, as reported	$32,283	$29,123	$33,312
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards	—	(215)	(628)

Net income allocable to common shareholders, as adjusted	$32,283	$28,908	$32,684

Earnings per share:
Basic as reported	$1.48	$1.34	$1.56

Basic as adjusted	$1.48	$1.33	$1.53

Diluted as reported	$1.47	$1.33	$1.54

Diluted as adjusted	$1.47	$1.32	$1.52

      In determining the fair value of each option grant, the Company has used on the date of grant, the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003, respectively; dividend rate of 2.6%, 2.6% and 3.6%; expected volatility of 17.6%, 17.5% and 16.7%, expected lives of five years; and risk-free interest rates of 4.2%, 3.6% and 3.6%. The pro forma effect on net income allocable to common shareholders during 2005, 2004 and 2003 may not be representative of the pro forma effect on net income allocable to common shareholders in future years.
      The Company has granted 233,700 restricted stock units under the 1997 Plan and 2003 Plan since inception, of which 128,000 restricted stock units were outstanding at December 31, 2005. The restricted stock units were granted at a zero exercise price. The fair market value of the restricted stock units at the date of grant ranged from $24.02 to $45.51 per restricted stock unit. The restricted stock units granted prior to August, 2002 (88,000 units) are subject to a five-year vesting schedule, at 30% in year three, 30% in year four and 40% in year five. Restricted stock units granted subsequent to August, 2002 (145,700 units) are subject to a six year vesting schedule, none in year one and 20% for each of the next five years. The Company granted 38,200 restricted stock units at a weighted average fair value of $41.43 during the year ended December 31, 2005. Net compensation expense related to restricted stock of $626,000, $673,000 and $670,000 was recognized during the years ended December 31, 2005, 2004 and 2003, respectively. During 2005, 19,250 restricted stock units vested; of this amount, 11,962 shares were issued, net of shares applied to payroll taxes. During 2004, the Company redeemed 7,621 of the 12,050 shares of restricted stock that vested during 2004 for approximately $321,000 and issued 4,429 shares. During 2003, the Company redeemed 5,550 shares of restricted stock that vested during 2003 for approximately $198,000.
      In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s income statement for the year ended December 31, 2005, is approximately $28,000 in compensation expense.

11.	Recent accounting pronouncements
      On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on January 1, 2006. Due to the Company adopting the Fair Value Method of accounting for stock options, the adoption of this standard will not have a material impact on the results of operations or the financial position of the Company.

12.	Supplementary quarterly financial data (unaudited)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

	(In thousands, except per share data)
Revenues(1)	$51,850	$52,008	$53,162	$54,606

Cost of operations(1)	$15,701	$15,335	$15,891	$16,142

Net income allocable to common shareholders	$4,158	$5,206	$2,847	$16,912

Net income per share:
Basic	$0.19	$0.24	$0.13	$0.77

Diluted	$0.19	$0.24	$0.13	$0.77

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Revenues(1)	$54,005	$55,501	$54,799	$55,943

Cost of operations(1)	$15,898	$16,646	$16,204	$17,060

Net income allocable to common shareholders	$7,324	$5,772	$14,264	$4,923

Net income per share:
Basic	$0.34	$0.26	$0.65	$0.23

Diluted	$0.33	$0.26	$0.65	$0.22

(1)	Discontinued operations are excluded.

13.	Commitments and contingencies
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
      The Company has a 401(K) savings plan (the “Plan”) which all eligible employees may participate. The Plan provides for the Company to make matching contributions to all eligible employees up to 4% of their annual salary dependent on the employee’s level of participation. For the years ended December 31, 2005, 2004 and 2003, approximately $203,000, $219,000 and $209,000, respectively, was charged as expense related to this plan.

PS BUSINESS PARKS, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005
(DOLLARS IN THOUSANDS)

					Cost
					Capitalized
					Subsequent
					to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2005

				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated	Date	Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation	Acquired	(Years)

Produce	San Francisco, CA	—	$776	$1,886	$107	$776	$1,993	$2,769	$545	03/17/98	5-30
Crenshaw II	Torrance, CA	—	2,318	6,069	1,450	2,318	7,519	9,837	2,507	04/12/97	5-30
Airport	San Francisco, CA	—	899	2,387	356	899	2,743	3,642	806	04/12/97	5-30
Christopher Ave	Gaithersburg, MD	—	475	1,203	304	475	1,507	1,982	502	04/12/97	5-30
Monterey Park	Monterey Park, CA	—	3,078	7,862	886	3,078	8,748	11,826	2,801	01/01/97	5-30
Calle Del Oaks	Monterey, CA	—	288	706	208	288	914	1,202	318	01/01/97	5-30
Milwaukie I	Milwaukie, OR	—	1,125	2,857	866	1,125	3,723	4,848	1,249	01/01/97	5-30
Edwards Road	Cerritos, CA	—	450	1,217	549	450	1,766	2,216	580	01/01/97	5-30
Rainier	Renton, WA	—	330	889	243	330	1,132	1,462	381	01/01/97	5-30
Lusk	San Diego, CA	—	1,500	3,738	1,075	1,500	4,813	6,313	1,675	01/01/97	5-30
Eisenhower	Alexandria, VA	—	1,440	3,635	1,438	1,440	5,073	6,513	1,659	01/01/97	5-30
McKellips	Tempe, AZ	—	195	522	347	195	869	1,064	339	01/01/97	5-30
Old Oakland Rd	San Jose, CA	—	3,458	8,765	1,717	3,458	10,482	13,940	3,423	01/01/97	5-30
Junipero	Signal Hill, CA	—	900	2,510	328	900	2,838	3,738	855	01/01/97	5-30
Northgate Blvd.	Sacramento, CA	—	1,710	4,567	2,001	1,710	6,568	8,278	2,251	01/01/97	5-30
Uplander	Culver City, CA	—	3,252	8,157	3,373	3,252	11,530	14,782	4,223	01/01/97	5-30
University	Tempe, AZ	—	2,160	5,454	3,207	2,160	8,661	10,821	3,403	01/01/97	5-30
E. 28th Street	Signal Hill, CA	—	1,500	3,749	903	1,500	4,652	6,152	1,542	01/01/97	5-30
W. Main	Mesa, AZ	—	675	1,692	1,003	675	2,695	3,370	1,099	01/01/97	5-30
S. Edward	Tempe, AZ	—	645	1,653	1,257	645	2,910	3,555	1,113	01/01/97	5-30
Leapwood Ave	Carson, CA	—	990	2,496	922	990	3,418	4,408	1,215	01/01/97	5-30
Great Oaks	Woodbridge, VA	—	1,350	3,398	1,012	1,350	4,410	5,760	1,499	01/01/97	5-30
Ventura Blvd. II	Studio City, CA	—	621	1,530	247	621	1,777	2,398	592	01/01/97	5-30
Gunston	Lorton, VA	—	4,146	17,872	1,996	4,146	19,868	24,014	7,172	06/17/98	5-30
Canada	Lake Forest, CA	—	5,508	13,785	3,174	5,508	16,959	22,467	5,148	12/23/97	5-30
Ridge Route	Laguna Hills, CA	—	16,261	39,559	2,533	16,261	42,092	58,353	11,966	12/23/97	5-30
Lake Forest Commerce Park	Laguna Hills, CA	—	2,037	5,051	3,282	2,037	8,333	10,370	3,057	12/23/97	5-30
Buena Park Industrial Center	Buena Park, CA	—	3,245	7,703	1,289	3,245	8,992	12,237	2,972	12/23/97	5-30
Cerritos Business Center	Cerritos, CA	—	4,218	10,273	2,259	4,218	12,532	16,750	3,808	12/23/97	5-30
Parkway Commerce Center	Hayward, CA	—	4,398	10,433	2,197	4,398	12,630	17,028	3,738	12/23/97	5-30
Northpointe E	Sterling, VA	—	1,156	2,957	704	1,156	3,661	4,817	1,169	12/10/97	5-30
Ammendale	Beltsville, MD	—	4,278	18,380	5,603	4,278	23,983	28,261	9,962	01/13/98	5-30
Shaw Road	Sterling, VA	—	2,969	10,008	3,034	2,969	13,042	16,011	5,310	03/09/98	5-30
Creekside-Phase 1	Beaverton, OR	—	2,733	7,779	1,411	2,733	9,190	11,923	3,466	05/04/98	5-30
Creekside-Phase 2 Bldg-4	Beaverton, OR	—	807	2,542	1,545	807	4,087	4,894	1,331	05/04/98	5-30
Creekside-Phase 2 Bldg-5	Beaverton, OR	—	521	1,603	552	521	2,155	2,676	830	05/04/98	5-30
Creekside-Phase 2 Bldg-1	Beaverton, OR	—	1,326	4,035	1,191	1,326	5,226	6,552	1,986	05/04/98	5-30
Creekside-Phase 3	Beaverton, OR	—	1,353	4,101	945	1,353	5,046	6,399	2,118	05/04/98	5-30
Creekside-Phase 5	Beaverton, OR	—	1,741	5,301	1,279	1,741	6,580	8,321	2,622	05/04/98	5-30

					Cost
					Capitalized
					Subsequent
					to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2005

				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated	Date	Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation	Acquired	(Years)

Creekside-Phase 6	Beaverton, OR	—	2,616	7,908	2,295	2,616	10,203	12,819	3,876	05/04/98	5-30
Creekside-Phase 7	Beaverton, OR	—	3,293	9,938	3,795	3,293	13,733	17,026	5,148	05/04/98	5-30
Creekside-Phase 8	Beaverton, OR	—	1,140	3,644	548	1,140	4,192	5,332	1,560	05/04/98	5-30
Northpointe G	Sterling, VA	—	824	2,964	1,282	824	4,246	5,070	1,786	06/11/98	5-30
Las Plumas	San Jose, CA	—	4,379	12,889	3,222	4,379	16,111	20,490	6,625	12/31/98	5-30
Lafayette	Chantilly, VA	—	671	4,179	359	671	4,538	5,209	1,558	01/29/99	5-30
CreeksideVII	Beaverton, OR	—	358	3,232	137	358	3,369	3,727	705	04/17/00	5-30
Dulles South	Chantilly, VA	—	599	3,098	518	599	3,616	4,215	1,225	06/30/99	5-30
Sullyfield Circle	Chantilly, VA	—	774	3,712	667	774	4,379	5,153	1,580	06/30/99	5-30
Park East I & II	Chantilly, VA	5,302	2,324	10,875	1,516	2,324	12,391	14,715	4,090	06/30/99	5-30
Park East III	Chantilly, VA	5,645	1,527	7,154	449	1,527	7,603	9,130	2,672	06/30/99	5-30
Northpointe Business Center A	Sacramento, CA	—	729	3,324	790	729	4,114	4,843	1,594	07/29/99	5-30
Corporate Park Phoenix	Phoenix, AZ	—	2,761	10,269	1,020	2,761	11,289	14,050	3,492	12/30/99	5-30
Santa Clara Technology Park	Santa Clara, CA	—	7,673	15,645	653	7,673	16,298	23,971	5,139	03/28/00	5-30
Corporate Pointe	Irvine, CA	—	6,876	18,519	2,490	6,876	21,009	27,885	6,768	09/22/00	5-30
Lafayette II/Pleasant Valley Rd	Chantilly, VA	—	1,009	9,219	2,269	1,009	11,488	12,497	4,421	08/15/01	5-30
Northpointe Business Center B	Sacramento, CA	—	717	3,269	1,140	717	4,409	5,126	1,635	07/29/99	5-30
Northpointe Business Center C	Sacramento, CA	—	726	3,313	976	726	4,289	5,015	1,640	07/29/99	5-30
Northpointe Business Center D	Sacramento, CA	—	427	1,950	220	427	2,170	2,597	792	07/29/99	5-30
Northpointe Business Center E	Sacramento, CA	—	432	1,970	163	432	2,133	2,565	700	07/29/99	5-30
I-95 Building I	Springfield, VA	—	1,308	5,790	209	1,308	5,999	7,307	1,958	12/20/00	5-30
I-95 Building II	Springfield, VA	—	1,308	5,790	929	1,308	6,719	8,027	2,266	12/20/00	5-30
I-95 Building III	Springfield, VA	—	919	4,092	7,318	919	11,410	12,329	5,338	12/20/00	5-30
2700 Prosperity Avenue	Fairfax, VA	—	3,404	9,883	92	3,404	9,975	13,379	2,804	06/01/01	5-30
2701 Prosperity Avenue	Fairfax, VA	—	2,199	6,374	1,079	2,199	7,453	9,652	2,076	06/01/01	5-30
2710 Prosperity Avenue	Fairfax, VA	—	969	2,844	255	969	3,099	4,068	904	06/01/01	5-30
2711 Prosperity Avenue	Fairfax, VA	—	1,047	3,099	551	1,047	3,650	4,697	1,032	06/01/01	5-30
2720 Prosperity Avenue	Fairfax, VA	—	1,898	5,502	848	1,898	6,350	8,248	1,930	06/01/01	5-30
2721 Prosperity Avenue	Fairfax, VA	—	576	1,673	763	576	2,436	3,012	968	06/01/01	5-30
2730 Prosperity Avenue	Fairfax, VA	—	3,011	8,841	1,628	3,011	10,469	13,480	3,069	06/01/01	5-30
2731 Prosperity Avenue	Fairfax, VA	—	524	1,521	355	524	1,876	2,400	542	06/01/01	5-30
2740 Prosperity Avenue	Fairfax, VA	—	890	2,732	29	890	2,761	3,651	899	06/01/01	5-30
2741 Prosperity Avenue	Fairfax, VA	—	786	2,284	198	786	2,482	3,268	778	06/01/01	5-30
2750 Prosperity Avenue	Fairfax, VA	—	4,203	12,190	3,071	4,203	15,261	19,464	4,513	06/01/01	5-30
2751 Prosperity Avenue	Fairfax, VA	—	3,640	10,632	342	3,640	10,974	14,614	3,076	06/01/01	5-30
Greenbrier Court	Beaverton, OR	—	2,771	8,403	1,305	2,771	9,708	12,479	2,626	11/20/01	5-30
Parkside	Beaverton, OR	—	4,348	13,502	1,011	4,348	14,513	18,861	4,324	11/20/01	5-30
The Atrium	Beaverton, OR	—	5,535	16,814	1,671	5,535	18,485	24,020	4,813	11/20/01	5-30
Waterside	Beaverton, OR	—	4,045	12,419	1,507	4,045	13,926	17,971	4,078	11/20/01	5-30
Ridgeview	Beaverton, OR	—	2,478	7,531	111	2,478	7,642	10,120	2,065	11/20/01	5-30
The Commons	Beaverton, OR	—	1,439	4,566	1,495	1,439	6,061	7,500	1,956	11/20/01	5-30
OCBC Center 1	Santa Ana, CA	—	734	2,752	507	734	3,259	3,993	873	06/10/03	5-30
OCBC Center 2	Santa Ana, CA	—	2,154	8,093	1,011	2,154	9,104	11,258	2,633	06/10/03	5-30
OCBC Center 3	Santa Ana, CA	—	3,019	11,348	3,156	3,019	14,504	17,523	4,136	06/10/03	5-30
OCBC Center 4	Santa Ana, CA	—	1,655	6,243	5,359	1,655	11,602	13,257	3,676	06/10/03	5-30
OCBC Center 5	Santa Ana, CA	—	1,843	7,310	543	1,843	7,853	9,696	2,346	06/10/03	5-30

					Cost
					Capitalized
					Subsequent
					to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2005

				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated	Date	Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation	Acquired	(Years)

Metro Business Park	Phoenix, AZ	—	2,369	7,245	502	2,369	7,747	10,116	1,048	12/17/03	5-30
Orangewood Corp. Plaza	Orange, CA	—	2,637	12,291	1,173	2,637	13,464	16,101	1,807	12/24/03	5-30
Fairfax Executive Park	Fairfax, VA	—	4,647	19,492	1,531	4,647	21,023	25,670	2,285	05/27/04	5-30
Rose Canyon	San Diego, CA	14,946	15,129	20,054	35	15,129	20,089	35,218	425	10/25/05	5-30
Westwood	Farmers Branch, TX	—	941	6,884	941	941	7,825	8,766	1,338	02/12/03	5-30
MICC — Center 1	Miami, FL	—	6,502	7,409	826	6,502	8,235	14,737	1,287	12/30/03	5-30
MICC — Center 2	Miami, FL	—	6,502	7,409	1,328	6,502	8,737	15,239	1,233	12/30/03	5-30
MICC — Center 3	Miami, FL	—	7,015	7,993	774	7,015	8,767	15,782	1,368	12/30/03	5-30
MICC — Center 4	Miami, FL	—	4,837	5,511	1,247	4,837	6,758	11,595	998	12/30/03	5-30
MICC — Center 5	Miami, FL	—	6,209	5,939	739	6,209	6,679	12,888	1,223	12/30/03	5-30
MICC — Center 6	Miami, FL	—	6,371	7,259	612	6,371	7,871	14,242	1,234	12/30/03	5-30
MICC — Center 7	Miami, FL	—	5,011	5,710	395	5,011	6,105	11,116	968	12/30/03	5-30
MICC — Center 8	Miami, FL	—	5,398	6,150	677	5,398	6,827	12,225	1,093	12/30/03	5-30
MICC — Center 9	Miami, FL	—	7,392	8,424	486	7,392	8,910	16,302	1,390	12/30/03	5-30
MICC — Center 10	Miami, FL	—	9,341	10,644	892	9,341	11,536	20,877	1,809	12/30/03	5-30
MICC — Center 12	Miami, FL	—	3,025	3,447	236	3,025	3,683	6,708	550	12/30/03	5-30
MICC — Center 13	Miami, FL	—	2,342	2,669	191	2,342	2,860	5,202	445	12/30/03	5-30
MICC — Center 14	Miami, FL	—	5,900	6,723	1,234	5,900	7,957	13,857	1,217	12/30/03	5-30
MICC — Center 15	Miami, FL	—	3,295	3,755	503	3,295	4,258	7,553	639	12/30/03	5-30
MICC — Center 16	Miami, FL	—	1,263	1,439	1,584	1,263	3,023	4,286	262	12/30/03	5-30
MICC — Center 17	Miami, FL	—	1,896	1,249	16	1,896	1,265	3,161	164	12/30/03	5-30
MICC — Center 18	Miami, FL	—	322	367	42	322	409	731	65	12/30/03	5-30
MICC — Center 19	Miami, FL	—	2,335	2,662	839	2,335	3,501	5,836	516	12/30/03	5-30
MICC — Center 20	Miami, FL	—	2,674	3,044	383	2,674	3,427	6,101	494	12/30/03	5-30
Lamar Boulevard	Austin, TX	—	2,528	6,596	3,188	2,528	9,784	12,312	3,552	01/01/97	5-30
N. Barker’s Landing	Houston, TX	—	1,140	3,003	3,295	1,140	6,298	7,438	2,441	01/01/97	5-30
La Prada	Mesquite, TX	—	495	1,235	245	495	1,480	1,975	462	01/01/97	5-30
NW Highway	Garland, TX	—	480	1,203	265	480	1,468	1,948	447	01/01/97	5-30
Quail Valley	Missouri City, TX	—	360	918	366	360	1,284	1,644	456	01/01/97	5-30
Business Parkway I	Richardson, TX	—	799	3,568	1,190	799	4,758	5,557	1,786	05/04/98	5-30
The Summit	Plano, TX	—	1,536	6,654	1,728	1,536	8,382	9,918	3,334	05/04/98	5-30
Northgate II	Dallas, TX	—	1,274	5,505	1,288	1,274	6,793	8,067	2,777	05/04/98	5-30
Empire Commerce	Dallas, TX	—	304	1,545	331	304	1,876	2,180	708	05/04/98	5-30
Royal Tech — Digital	Irving, TX	—	319	1,393	298	319	1,691	2,010	739	05/04/98	5-30
Royal Tech — Springwood	Irving, TX	—	894	3,824	1,193	894	5,017	5,911	2,017	05/04/98	5-30
Royal Tech — Regent	Irving, TX	—	606	2,615	1,680	606	4,295	4,901	1,729	05/04/98	5-30
Royal Tech — Bldg 7	Irving, TX	—	246	1,061	137	246	1,198	1,444	453	05/04/98	5-30
Royal Tech — NFTZ	Irving, TX	—	1,517	6,499	1,375	1,517	7,874	9,391	3,084	05/04/98	5-30
Royal Tech — Olympus	Irving, TX	—	1,060	4,531	302	1,060	4,833	5,893	1,756	05/04/98	5-30
Royal Tech — Honeywell	Irving, TX	—	548	2,347	172	548	2,519	3,067	990	05/04/98	5-30
Royal Tech — Bldg 12	Irving, TX	—	1,466	6,263	1,540	1,466	7,803	9,269	2,576	05/04/98	5-30
Royal Tech — Bldg 13	Irving, TX	—	955	4,080	369	955	4,449	5,404	1,664	05/04/98	5-30
Royal Tech — Bldg 14	Irving, TX	—	2,010	10,242	645	2,010	10,887	12,897	4,062	05/04/98	5-30
Royal Tech — Bldg 15	Irving, TX	—	1,307	5,600	495	1,307	6,095	7,402	2,099	11/04/98	5-30
Westchase Corporate Park	Houston, TX	—	2,173	7,338	466	2,173	7,804	9,977	2,541	12/30/99	5-30
Ben White 1	Austin, TX	—	789	3,571	247	789	3,818	4,607	1,315	12/31/98	5-30

					Cost
					Capitalized
					Subsequent
					to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2005

				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated	Date	Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation	Acquired	(Years)

Ben White 5	Austin, TX	—	761	3,444	239	761	3,683	4,444	1,332	12/31/98	5-30
McKalla 3	Austin, TX	—	662	2,994	588	662	3,582	4,244	1,346	12/31/98	5-30
McKalla 4	Austin, TX	—	749	3,390	583	749	3,973	4,722	1,440	12/31/98	5-30
Waterford A	Austin, TX	—	597	2,752	742	597	3,494	4,091	1,163	01/06/99	5-30
Waterford B	Austin, TX	—	367	1,672	387	367	2,059	2,426	654	05/20/99	5-30
Waterford C	Austin, TX	—	1,144	5,225	502	1,144	5,727	6,871	1,854	05/20/99	5-30
McNeil 6	Austin, TX	—	437	2,013	957	437	2,970	3,407	972	01/06/09	5-30
Rutland 11	Austin, TX	—	325	1,536	33	325	1,569	1,894	537	01/06/99	5-30
Rutland 12	Austin, TX	—	535	2,487	313	535	2,800	3,335	996	01/06/99	5-30
Rutland 13	Austin, TX	—	469	2,190	116	469	2,306	2,775	803	01/06/99	5-30
Rutland 14	Austin, TX	—	535	2,422	222	535	2,644	3,179	990	12/31/98	5-30
Rutland 19	Austin, TX	—	158	762	1,431	158	2,193	2,351	541	01/06/99	5-30
Royal Tech — Bldg 16	Irving, TX	—	2,464	2,703	2,017	2,464	4,720	7,184	1,038	07/01/99	5-30
Royal Tech — Bldg 17	Irving, TX	—	1,832	6,901	1,577	1,832	8,478	10,310	1,734	08/15/01	5-30
Monroe Business Center	Herndon, VA	—	5,926	13,944	4,971	5,926	18,915	24,841	6,626	08/01/97	5-30
Lusk II-R&D	San Diego, CA	—	1,077	2,644	282	1,077	2,926	4,003	850	03/17/98	5-30
Lusk II-Office	San Diego, CA	—	1,230	3,005	963	1,230	3,968	5,198	1,308	03/17/98	5-30
Norris Cn-Office	San Ramon, CA	—	1,486	3,642	752	1,486	4,394	5,880	1,434	03/17/98	5-30
Northpointe D	Sterling, VA	—	787	2,857	1,296	787	4,153	4,940	1,861	06/11/98	5-30
Monroe II	Herndon, VA	—	811	4,967	612	811	5,579	6,390	2,055	01/29/99	5-30
Metro Park I	Rockville, MD	—	5,383	15,404	1,326	5,383	16,730	22,113	4,399	12/27/01	5-30
Metro Park I R&D	Rockville, MD	—	5,404	15,748	4,087	5,404	19,835	25,239	5,446	12/27/01	5-30
Metro Park II	Rockville, MD	—	1,223	3,490	620	1,223	4,110	5,333	1,153	12/27/01	5-30
Metro Park II	Rockville, MD	—	2,287	6,533	1,233	2,287	7,766	10,053	2,352	12/27/01	5-30
Metro Park III	Rockville, MD	—	4,555	13,039	3,217	4,555	16,256	20,811	4,719	12/27/01	5-30
Metro Park IV	Rockville, MD	—	4,188	12,035	554	4,188	12,589	16,777	3,269	12/27/01	5-30
Metro Park V	Rockville, MD	—	9,813	28,214	3,251	9,813	31,465	41,278	8,098	12/27/01	5-30
Kearny Mesa-Office	San Diego, CA	—	785	1,933	876	785	2,809	3,594	956	03/17/98	5-30
Kearny Mesa-R&D	San Diego, CA	—	2,109	5,156	481	2,109	5,637	7,746	1,612	03/17/98	5-30
Bren Mar-Office	Alexandria, VA	—	572	1,401	1,510	572	2,911	3,483	1,061	03/17/98	5-30
Lusk III	San Diego, CA	—	1,904	4,662	580	1,904	5,242	7,146	1,524	03/17/98	5-30
Bren Mar-R&D	Alexandria, VA	—	1,625	3,979	516	1,625	4,495	6,120	1,272	03/17/98	5-30
Alban Road-Office	Springfield, VA	—	988	2,418	2,418	988	4,836	5,824	1,592	03/17/98	5-30
Alban Road-R&D	Springfield, VA	—	947	2,318	461	947	2,779	3,726	873	03/17/98	5-30

		$25,893	$383,684	$998,899	$194,324	$383,684	$1,193,223	$1,576,907	$356,623

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 6, 2006

PS Business Parks, Inc.

By:	/s/ Joseph D. Russell, Jr.

Joseph D. Russell, Jr.
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Havner, Jr. Ronald L. Havner, Jr.	Chairman of the Board	March 6, 2006

/s/ Joseph D. Russell, Jr. Joseph D. Russell, Jr.	President, Director and Chief Executive Officer (principal executive officer)	March 6, 2006

/s/ Edward A. Stokx Edward A. Stokx	Chief Financial Officer (principal financial officer and principal accounting officer)	March 6, 2006

/s/ Vern O. Curtis Vern O. Curtis	Director	March 6, 2006

/s/ Arthur M. Friedman Arthur M. Friedman	Director	March 6, 2006

/s/ James H. Kropp James H. Kropp	Director	March 6, 2006

/s/ Harvey Lenkin Harvey Lenkin	Director	March 6, 2006

/s/ Alan K. Pribble Alan K. Pribble	Director	March 6, 2006

/s/ Jack D. Steele Jack D. Steele	Director	March 6, 2006

/s/ R. Wesley Burns R. Wesley Burns	Director	March 6, 2006

PS BUSINESS PARKS, INC.
EXHIBIT INDEX
(Items 15(a)(3) and 15(b))

2.1	Amended and Restated Agreement and Plan of Reorganization among Registrant, American Office Park Properties, Inc. (“AOPP”) and Public Storage, Inc. (“PSI”) dated as of December 17, 1997. Filed with Registrant’s Registration Statement on Form S-4 (No. 333-45405) and incorporated herein by reference.

3.1	Restated Articles of Incorporation. Filed with Registrant’s Registration Statement on Form S-3 (No. 333-78627) and incorporated herein by reference.

3.2	Certificate of Determination of Preferences of 8.75% Series C Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.

3.3	Certificate of Determination of Preferences of 8.875% Series X Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.

3.4	Amendment to Certificate of Determination of Preferences of 8.875% Series X Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.

3.5	Certificate of Determination of Preferences of 8.875% Series Y Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 001-10709) and incorporated herein by reference.

3.6	Certificate of Determination of Preferences of 9.50% Series D Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated May 7, 2001 and incorporated herein by reference.

3.7	Amendment to Certificate of Determination of Preferences of 9.50% Series D Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 001-10709) and incorporated herein by reference.

3.8	Certificate of Determination of Preferences of 9 1/4% Series E Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 001-10709) and incorporated herein by reference.

3.9	Certificate of Determination of Preferences of 8.75% Series F Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated January 18, 2002 and incorporated herein by reference.

3.10	Certificate of Determination of Preferences of 7.95% Series G Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

3.11	Certificate of Determination of Preferences of 7.00% Series H Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. filed with Registrant’s Current Report on Form 8-K dated January 16, 2004 and incorporated herein by reference.

3.12	Certificate of Determination of Preferences of 6.875% Series I Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated March 31, 2004 and incorporated herein by reference.

3.13	Certificate of Determination of Preferences of 7.50% Series J Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

3.14	Certificate of Determination of Preferences of 7.950% Series K Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated June 24, 2004 and incorporated herein by reference.

3.15	Certificate of Determination of Preferences of 7.60% Series L Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated August 23, 2004 and incorporated herein by reference.

3.16	Certificate of Correction of Certificate of Determination of Preferences for the 7.00% Cumulative Preferred Stock, Series H of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated October 18, 2004 and incorporated herein by reference.

3.17	Amendment to Certificate of Determination of Preferences for the 7.00% Cumulative Preferred Stock, Series H of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated October 18, 2004 and incorporated herein by reference.

3.18	Certificate of Determination of Preferences of 7.20% Cumulative Preferred Stock, Series M of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated April 29, 2005 and incorporated herein by reference.

3.19	Certificate of Determination of Preferences of 7 1/8% Series N Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference.

3.20	Restated Bylaws. Filed with Registrant’s Current Report on Form 8-K dated March 17, 1998 (SEC File No. 001-10709) and incorporated herein by reference.

3.21	Amendments to Bylaws of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

4.1	Deposit Agreement Relating to 9.60% Cumulative Preferred Stock, Series D of PS Business Parks, Inc., dated as of May 7, 2001. Filed with Registrant’s Current Report on Form 8-K dated May 7, 2001 and incorporated herein by reference.

4.2	Specimen Stock Certificate for Registrant’s 9.60% Cumulative Preferred Stock, Series D. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

4.3	Deposit Agreement Relating to 8.75% Cumulative Preferred Stock, Series F of PS Business Parks, Inc., dated as of January 18, 2002. Filed with Registrant’s Current Report on Form 8-K dated January 18, 2002 and incorporated herein by reference.

4.4	Specimen Stock Certificate for Registrant’s 8.75% Cumulative Preferred Stock, Series F. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

4.5	Deposit Agreement Relating to 7.00% Cumulative Preferred Stock, Series H of PS Business Parks, Inc., dated as of January 15, 2004. Filed with Registrant’s Current Report on Form 8-K dated January 15, 2004 and incorporated herein by reference.

4.6	Specimen Stock Certificate for Registrant’s 7.00% Cumulative Preferred Stock, Series H. Filed with Registrant’s Current Report on Form 8-K dated January 15, 2004 and incorporated herein by reference.

4.7	Deposit Agreement Relating to 6.875% Cumulative Preferred Stock, Series I of PS Business Parks, Inc., dated as of March 31, 2004. Filed with Registrant’s Current Report on Form 8-K dated March 31, 2004 and incorporated herein by reference.

4.8	Specimen Stock Certificate for Registrant’s 6.875% Cumulative Preferred Stock, Series I. Filed with Registrant’s Current Report on Form 8-K dated March 31, 2004 and incorporated herein by reference.

4.9	Deposit Agreement Relating to 7.95% Cumulative Preferred Stock, Series K of PS Business Parks, Inc., dated as of June 24, 2004. Filed with Registrant’s Current Report on Form 8-K dated June 24, 2004 and incorporated herein by reference.

4.10	Specimen Stock Certificate for Registrant’s 7.95% Cumulative Preferred Stock, Series K. Filed with Registrant’s Current Report on Form 8-K dated June 24, 2004 and incorporated herein by reference.

4.11	Deposit Agreement Relating to 7.60% Cumulative Preferred Stock, Series L of PS Business Parks, Inc., dated as of August 23, 2004. Filed with Registrant’s Current Report on Form 8-K dated August 23, 2004 and incorporated herein by reference.

4.12	Specimen Stock Certificate for Registrant’s 7.60% Cumulative Preferred Stock, Series L. Filed with Registrant’s Current Report on Form 8-K dated August 23, 2004 and incorporated herein by reference.

4.13	Deposit Agreement Relating to 7.20% Cumulative Preferred Stock, Series M of PS Business Parks, Inc., dated as of April 27, 2005. Filed with Registrant’s Current Report on Form 8-K dated April 29, 2005 and incorporated herein by reference.

4.14		Specimen Stock Certificate for Registrant’s 7.20% Cumulative Preferred Stock, Series M. Filed with Registrant’s Current Report on Form 8-K dated April 29, 2005 and incorporated herein by reference.

10.1		Amended Management Agreement between Storage Equities, Inc. and Public Storage Commercial Properties Group, Inc. dated as of February 21, 1995. Filed with PSI’s Annual Report on Form 10-K for the year ended December 31, 1994 (SEC File No. 001-08389) and incorporated herein by reference.

10.2		Agreement of Limited Partnership of PS Business Parks, L.P. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 001-10709) and incorporated herein by reference.

10.3		Agreement Among Shareholders and Company dated as of December 23, 1997 among Acquiport Two Corporation, AOPP, American Office Park Properties, L.P. (“AOPP LP”) and PSI. Filed with Registrant’s Registration Statement on Form S-4 (No. 333-45405) and incorporated herein by reference.

10.4		Amendment to Agreement Among Shareholders and Company dated as of January 21, 1998 among Acquiport Two Corporation, AOPP, AOPP LP and PSI. Filed with Registrant’s Registration Statement No. on Form S-4 (333-45405) and incorporated herein by reference.

10.5		Non-Competition Agreement dated as of December 23, 1997 among PSI, AOPP, AOPP LP and Acquiport Two Corporation. Filed with Registrant’s Registration Statement on Form S-4 (No. 333-45405) and incorporated herein by reference.

10	.6**	Offer Letter/ Employment Agreement between Registrant and Joseph D. Russell, Jr., dated as of September 6, 2002. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.7		Form of Indemnity Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.

10	.8*	Form of Indemnification Agreement for Executive Officers. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.9		Cost Sharing and Administrative Services Agreement dated as of November 16, 1995 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.

10.10		Amendment to Cost Sharing and Administrative Services Agreement dated as of January 2, 1997 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.

10.11		Accounts Payable and Payroll Disbursement Services Agreement dated as of January 2, 1997 by and between PSCC, Inc. and AOPP LP. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.

10.12		Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.875% Series B Cumulative Redeemable Preferred Units, dated as of April 23, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (SEC File No. 001- 10709) and incorporated herein by reference.

10.13		Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9.25% Series A Cumulative Redeemable Preferred Units, dated as of April 30, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (SEC File No. 001-10709) and incorporated herein by reference.

10.14		Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.75% Series C Cumulative Redeemable Preferred Units, dated as of September 3, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.

10.15		Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.875% Series X Cumulative Redeemable Preferred Units, dated as of September 7, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.

10.16		Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to Additional 8.875% Series X Cumulative Redeemable Preferred Units, dated as of September 23, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.

10.17	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.875% Series Y Cumulative Redeemable Preferred Units, dated as of July 12, 2000. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

10.18	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9.50% Series D Cumulative Redeemable Preferred Units, dated as of May 10, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

10.19	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9.50% Series D Cumulative Redeemable Preferred Units, dated as of June 18, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

10.20	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9 1/4% Series E Cumulative Redeemable Preferred Units, dated as of September 21, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

10.21	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.75% Series F Cumulative Redeemable Preferred Units, dated as of January 18, 2002. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File No. 001-10709) and incorporated herein by reference.

10.22	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.95% Series G Cumulative Redeemable Preferred Units, dated as of October 30, 2002. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.23	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.00% Series H Cumulative Redeemable Preferred Units, dated as of January 16, 2004. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.24	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 6.875% Series I Cumulative Redeemable Preferred Units, dated as of April 21, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

10.25	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.50% Series J Cumulative Redeemable Preferred Units, dated as of May 27, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

10.26	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.50% Series J Cumulative Redeemable Preferred Units, dated as of June 17, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

10.27	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.95% Series K Cumulative Redeemable Preferred Units, dated as of June 30, 2004, filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.28	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.60% Series L Cumulative Redeemable Preferred Units, dated as of August 31, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

10.29	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.00% Series H Cumulative Redeemable Preferred Units, dated as of October 25, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

10.30	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.20% Series M Cumulative Redeemable Preferred Units, dated as of May 2, 2005. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

10.31	Amendment No. 1 to Amendment to Agreement of Limited Partnership Relating to 7.20% Series M Cumulative Redeemable Preferred Units, dated as of May 9, 2005. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.32		Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7 1/8% Series N Cumulative Redeemable Preferred Units, dated as of December 12, 2005. Filed with Registrant’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference.

10.33		Registration Rights Agreement by and between PS Business Parks, Inc. and GSEP 2001 Realty Corporation, dated as of September 21, 2001, relating to 9 1/4% Series E Cumulative Redeemable Preferred Units. Filed herewith.

10.34		Registration Rights Agreement by and between PS Business Parks, Inc. and GSEP 2002 Realty Corp., dated as of October 30, 2002, relating to 7.95% Series G Cumulative Redeemable Preferred Units. Filed herewith.

10.35		Amended and Restated Registration Rights Agreement by and between PS Business Parks, Inc. and GSEP 2004 Realty Corp., dated as of June 17, 2004, relating to 7.50% Series J Cumulative Redeemable Preferred Units. Filed herewith.

10.36		Registration Rights Agreement by and between PS Business Parks, Inc. and GSEP 2005 Realty Corp., dated as of December 12, 2005. Filed with Registrant’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference.

10.37		Term Loan Agreement dated as of February 20, 2002 among PS Business Parks, L.P. and Fleet National Bank, as Agent. Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.38		Amended and Restated Revolving Credit Agreement dated as of October 29, 2002 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.39		Modification Agreement, dated as of December 29, 2003. Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference. This exhibit modifies the Amended and Restated Revolving Credit Agreement dated as of October 29, 2002 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10.40		Modification Agreement, dated as of January 23, 2004. Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference. This exhibit modifies the Modification Agreement dated as of December 29, 2003 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.41		Third Modification Agreement, dated as of August 5, 2005. Filed with the Registrant’s Current Report on Form 8-K dated August 5, 2005 and incorporated herein by reference. This exhibit modifies the Modification Agreement dated as of January 23, 2004 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.42		Letter Agreement, dated as of December 29, 2003, between Public Storage, Inc. and PS Business Parks, L.P. Filed with the Registrant’s Current Report on Form 8-K dated January 14, 2004 and incorporated herein by reference.

10	.43*	Registrant’s 1997 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (No. 333-48313) and incorporated herein by reference.

10	.44*	Registrant’s 2003 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (No. 333-104604) and incorporated herein by reference.

10	.45*	Retirement Plan for Non-Employee Directors. Filed with Registrant’s Registration Statement on Form S-8 (No. 333-129463) and incorporated herein by reference.

10	.46*	Form of PS Business Parks, Inc. Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

10	.47*	Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

10	.48*	Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

12		Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

14		Code of Ethics for Senior Financial Officers. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

21		List of Subsidiaries. Filed herewith.

23		Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Compensatory benefit plan.

**	Management contract.