Form 10-Q
period 2006-03-31
PS BUSINESS PARKS INC/CA
filed 2006-05-09
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large Accelerated Filer ☑ Accelerated Filer ☐ Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of April 30, 2006, the number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding was 21,344,577.

PS BUSINESS PARKS, INC.
INDEX

PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$137,631	$200,447
Real estate facilities, at cost:
Land	402,183	382,804
Buildings and equipment	1,245,058	1,189,501

	1,647,241	1,572,305
Accumulated depreciation	(375,787)	(355,202)

	1,271,454	1,217,103
Properties held for disposition, net	4,082	6,158
Land held for development	9,019	9,011

	1,284,555	1,232,272
Rent receivable	3,285	2,678
Deferred rent receivable	19,239	18,650
Other assets	8,305	9,631

Total assets	$1,453,015	$1,463,678

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accrued and other liabilities	$41,433	$39,126
Mortgage notes payable	25,726	25,893

Total liabilities	67,159	65,019
Minority interests:
Preferred units	135,750	135,750
Common units	167,468	169,451
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 23,734 shares issued and outstanding at March 31, 2006 and December 31, 2005	593,350	593,350
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,343,957 and 21,560,593 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	213	215
Paid-in capital	397,689	407,380
Cumulative net income	435,140	418,823
Cumulative distributions	(343,754)	(326,310)

Total shareholders’ equity	1,082,638	1,093,458

Total liabilities and shareholders’ equity	$1,453,015	$1,463,678

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2006	2005
Revenues:
Rental income	$58,754	$53,763
Facility management fees	149	145

Total operating revenues	58,903	53,908

Expenses:
Cost of operations	17,946	15,870
Depreciation and amortization	20,586	18,426
General and administrative	1,650	1,438

Total operating expenses	40,182	35,734

Other income and expenses:
Interest and other income	2,000	398
Interest expense	(513)	(282)

Total other income and expenses	1,487	116

Income from continuing operations before minority interests	20,208	18,290

Minority interests in continuing operations:
Minority interest in income — preferred units	(2,781)	(2,691)
Minority interest in income — common units	(1,568)	(1,464)

Total minority interests in continuing operations	(4,349)	(4,155)

Income from continuing operations	15,859	14,135

Discontinued operations:
(Loss) income from discontinued operations	(97)	1,035
Gain on disposition of real estate	711	2,914
Minority interest in income attributable to discontinued operations — common units	(156)	(991)

Income from discontinued operations	458	2,958

Net income	16,317	17,093

Net income allocable to preferred shareholders:
Preferred distributions	11,255	9,769

Net income allocable to common shareholders	$5,062	$7,324

Net income per common share — basic:
Continuing operations	$0.21	$0.20
Discontinued operations	$0.02	$0.14
Net income	$0.24	$0.34
Net income per common share — diluted:
Continuing operations	$0.21	$0.20
Discontinued operations	$0.02	$0.13
Net income	$0.23	$0.33
Weighted average common shares outstanding:
Basic	21,437	21,852

Diluted	21,708	22,012

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(Unaudited, in thousands, except share data)

								Total
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity
Balances at December 31, 2005	23,734	$593,350	21,560,593	$215	$407,380	$418,823	$(326,310)	$1,093,458
Repurchase of common stock	—	—	(225,000)	(2)	(11,691)	—	—	(11,693)
Exercise of stock options	—	—	2,000	—	50	—	—	50
Stock compensation	—	—	6,364	—	361	—	—	361
Net income	—	—	—	—	—	16,317	—	16,317
Distributions paid:
Preferred stock	—	—	—	—	—	—	(11,255)	(11,255)
Common stock	—	—	—	—	—	—	(6,189)	(6,189)
Adjustment to reflect minority interest to underlying ownership interest	—	—	—	—	1,589	—	—	1,589

Balances at March 31, 2006	23,734	$593,350	21,343,957	$213	$397,689	$435,140	$(343,754)	$1,082,638

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months
	Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$16,317	$17,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	20,612	19,016
In-place rents adjustment	53	39
Lease incentives	130	—
Minority interest in income	4,505	5,146
Gain on disposition of real estate	(711)	(2,914)
Stock compensation expense	526	127
Decrease (increase) in receivables and other assets	575	(1,210)
Increase (decrease) in accrued and other liabilities	1,088	(744)

Total adjustments	26,778	19,460

Net cash provided by operating activities	43,095	36,553

Cash flows from investing activities:
Capital improvements to real estate facilities	(5,714)	(9,628)
Acquisition of real estate facilities	(68,833)	—
Proceeds from disposition of real estate facilities	2,790	15,267

Net cash (used in) provided by investing activities	(71,757)	5,639

Cash flows from financing activities:
Principal payments on mortgage notes payable	(167)	(102)
Exercise of stock options	50	804
Repurchase of common stock	(11,693)	—
Distributions paid to preferred shareholders	(11,255)	(9,769)
Distributions paid to minority interests — preferred units	(2,781)	(2,691)
Distributions paid to common shareholders	(6,189)	(6,342)
Distributions paid to minority interests — common units	(2,119)	(2,119)

Net cash used in financing activities	(34,154)	(20,219)

Net (decrease) increase in cash and cash equivalents	(62,816)	21,973
Cash and cash equivalents at the beginning of the period	200,447	39,688

Cash and cash equivalents at the end of the period	$137,631	$61,661

Supplemental schedule of non cash investing and financing activities:
Adjustment to reflect minority interest to underlying ownership interest:
Minority interest — common units	$(1,589)	$97
Paid-in capital	$1,589	$(97)
See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
1.	Organization and Description of Business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of March 31, 2006, PSB owned approximately 74.5% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units are owned by Public Storage, Inc. (“PSI”) and its affiliates. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of March 31, 2006, the Company owned and operated approximately 17.9 million net rentable square feet of commercial space located in eight states including approximately 48,000 square feet of properties held for disposition. The Company also manages approximately 1.2 million net rentable square feet on behalf of PSI and its affiliated entities.

2.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The accompanying consolidated financial statements include the accounts of PSB and the Operating Partnership. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates.

Allowance for doubtful accounts

We monitor the collectibility of our receivable balances, including the deferred rent receivable, on an on-going basis. Based on these reviews, we maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on our consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $300,000 at March 31, 2006 and December 31, 2005.
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

Real estate facilities

Real estate facilities are recorded at cost. Costs related to the renovation or improvement of the properties are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Expenditures that are expected to benefit a period greater than 24 months and exceed $2,000 are capitalized and depreciated over the estimated useful life. Buildings and equipment are depreciated using the straight-line method over the estimated useful lives, which are generally 30 and 5 years, respectively. Leasing costs in excess of $1,000 for leases with terms greater than two years are capitalized and depreciated/amortized over their estimated useful lives. Leasing costs for leases of less than two years or less than $1,000 are expensed as incurred. Interest cost and property taxes incurred during the period of construction of real estate facilities are capitalized.

Properties held for disposition

The Company accounts for properties held for disposition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is classified as an asset held for disposition when it meets the requirements of SFAS No. 144, which include, among other criteria, the approval of the sale of the asset, the asset has been marketed for sale and the Company expects that the sale will likely occur within the next twelve months. Upon classification of an asset as held for disposition, the net book value of the asset, net of any impairment provision and estimated costs of disposition, is included on the balance sheet as properties held for disposition and the operating results of the asset are included in discontinued operations.

Intangible assets

Intangible assets include above-market and below-market in-place lease values recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above and below-market lease values are amortized, net, to rental income over the remaining non-cancelable terms of the respective leases. Amortization was $53,000 and $39,000 for each of the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, the value of in-place leases was $837,000, net of $357,000 of accumulated amortization.

Evaluation of asset impairment

The Company evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition. Assets held for disposition are reported at the lower of their carrying amount or fair value, less cost of disposition. At March 31, 2006, the Company did not consider any assets to be impaired.

Stock-based compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Due to the Company adopting the Fair Value Method of accounting for stock options effective January 1, 2002, the adoption of this standard did not have a material impact on the results of operations or the financial position of the Company. See Note 11.

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

Related party transactions

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services, which are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled approximately $80,000 and $85,000 for the three months ended March 31, 2006 and 2005, respectively. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $149,000 and $145,000 for each of the three months ended March 31, 2006 and 2005, respectively.

Income taxes

The Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organizational and operating requirements to maintain its REIT status during 2005 and intends to continue to meet such requirements for 2006. Accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.

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

	For the Three Months
	Ended March 31,
	2006	2005
Net income allocable to common shareholders	$5,062	$7,324

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	21,437	21,852
Net effect of dilutive stock compensation — based on treasury stock method using average market price	271	160

Diluted weighted average common shares outstanding	21,708	22,012

Basic earnings per common share	$0.24	$0.34

Diluted earnings per common share	$0.23	$0.33

Options to purchase approximately 80,000 shares for the three months ended March 31, 2005 were not included in the computation of diluted net income per share because such options were considered anti-dilutive. No options to purchase shares were considered anti-dilutive for the three months ended March 31, 2006.

Segment Reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2005 in order to conform to the 2006 presentation.

3.	Real Estate Facilities

The activity in real estate facilities for the three months ended March 31, 2006 is as follows (in thousands):

			Accumulated
	Land	Buildings	Depreciation	Total
Balances at December 31, 2005	$382,804	$1,189,501	$(355,202)	$1,217,103
Acquisition of real estate	19,379	49,854	—	69,233
Capital improvements, net	—	5,706	—	5,706
Depreciation expense	—	—	(20,612)	(20,612)
Transfer to properties held for disposition	—	(3)	27	24

Balances at March 31, 2006	$402,183	$1,245,058	$(375,787)	$1,271,454

On February 8, 2006, the Company acquired WesTech Business Park, a 366,000 square foot office and flex park in Silver Spring, Maryland, for approximately $69.7 million. The park consists of nine single-story buildings. The following table summarizes the assets and liabilities acquired (in thousands):

Land	$19,379
Buildings	49,854
In-place leases	433

Total purchase price	69,666
Net operating assets and liabilities acquired	(833)

Total cash paid	$68,833

In the first quarter of 2006, the Company sold three assets previously classified as properties held for disposition. In February, 2006 the Company sold 10,100 square feet located at Miami International Commerce Center (“MICC”) for a gross sales price of approximately $1.2 million resulting in a gain of $333,000. In addition, in March, 2006, the Company sold two additional units aggregating 15,200 square feet at MICC for an aggregate gross sales price of $1.7 million resulting in a gain of $378,000.

The Company has two separate units, aggregating 17,000 square feet, at MICC that it anticipates selling and has therefore classified such units as properties held for disposition at March 31, 2006.

In February, 2005, the Company sold the 56,000 square foot retail center located at MICC for a sales price of approximately $12.2 million resulting in a gain of $967,000. In addition, in January, 2005, the Company closed on the sale of a 7,100 square foot unit at MICC for a gross sales price of $740,000 resulting in a gain of $142,000. On January 31, 2005, the Company closed on the sale of 8.2 acres of land within the Cornell Oaks project in Beaverton, Oregon for a sales price of approximately $3.6 million resulting in a gain of $1.8 million.

The following summarizes the condensed results of operations of the properties sold during 2006 and 2005 as well as properties held for disposition as of March 31, 2006, which are included in the consolidated statements of income as discontinued operations (in thousands):

	For the Three Months
	Ended March 31,
	2006	2005
Rental income	$—	$2,230
Cost of operations	(70)	(605)
Depreciation expense	(27)	(590)

(Loss) income from discontinued operations	$(97)	$1,035

In addition to rental payments, tenants reimburse the Company for their pro rata share of specified operating expenses, which amounted to approximately $0 and $341,000 for the three months ended March 31, 2006 and 2005, respectively. These amounts are included as rental income and cost of operations in the table presented above for those assets either sold or classified as held for disposition.

4.	Leasing Activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to ten years. Future minimum rental income, excluding reimbursement of expenses, as of March 31, 2006 under these leases are as follows (in thousands):

2006	$147,908
2007	165,713
2008	123,031
2009	82,783
2010	59,387
Thereafter	101,450

$680,272

In addition to minimum rental payments, tenants reimburse the Company for their pro rata share of specified operating expenses, which amounted to approximately $7.0 million and $6.3 million for the three months ended March 31, 2006 and 2005, respectively. These amounts are included as rental income and cost of operations in the accompanying consolidated statements of income.

Leases aggregating approximately 8% of the total leased square footage are subject to termination options which include leases for approximately 3% of the total leased square footage having termination options exercisable through December 31, 2006. In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

5.	Bank Loans

In August of 2005, the Company modified the terms of its line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100.0 million and matures on August 1, 2008. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.50% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.65%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $450,000 which will be amortized over the life of the Credit Facility. The Company had no balance outstanding as of March 31, 2006 or December 31, 2005. The Credit Facility requires the Company to meet certain covenants, and the Company was in compliance with all such covenants at March 31, 2006.

6.	Mortgage Notes Payable

Mortgage notes consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
8.190% mortgage note, principal and interest payable monthly, due March 2007	$5,229	$5,302
7.290% mortgage note, principal and interest payable monthly, due February 2009	5,607	5,645
5.730% mortgage note, principal and interest payable monthly, due March 2013	14,890	14,946

	$25,726	$25,893

At March 31, 2006, principal maturities of mortgage notes payable are as follows (in thousands):

2006	$491
2007	5,402
2008	423
2009	5,405
2010	277
Thereafter	13,728

$25,726

7.	Minority Interests

Common partnership units

The Company presents the accounts of PSB and the Operating Partnership on a consolidated basis. Ownership interests in the Operating Partnership that can be redeemed for common stock, other than PSB’s interest, are classified as minority interest – common units in the consolidated financial statements. Minority interest in income consists of the minority interests’ share of the consolidated operating results after allocation to preferred units and shares. Beginning one year from the date of admission as a limited partner (common units) and subject to certain limitations described below, each limited partner other than PSB has the right to require the redemption of its partnership interest.

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

At March 31, 2006, there were 7,305,355 common units owned by PSI and its affiliates, which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at March 31, 2006, the minority interest units would convert into approximately 25.5% of the common shares outstanding. Combined with PSI’s common stock ownership, on a fully converted basis, PSI has a combined ownership of approximately 44.4% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests’ equity in the Company.

Preferred partnership units

Through the Operating Partnership, the Company has the following preferred units outstanding as of March 31, 2006 and December 31, 2005 (in thousands):

		Earliest
		Potential		March 31, 2006		December 31, 2005
		Redemption	Dividend	Units		Units
Series	Issuance Date	Date	Rate	Outstanding	Amount	Outstanding	Amount
Series E	September, 2001	September, 2006	9.250%	2,120	$53,000	2,120	$53,000
Series G	October, 2002	October, 2007	7.950%	800	20,000	800	20,000
Series J	May & June, 2004	May, 2009	7.500%	1,710	42,750	1,710	42,750
Series N	December, 2005	December, 2010	7.125%	800	20,000	800	20,000

				5,430	$135,750	5,430	$135,750

The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of March 31, 2006, the Company had approximately $3.7 million of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.

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

The property management contract with PSI is for a seven year term with the term being automatically extended one year on each anniversary. At any time, either party may notify the other that the contract is not to be extended, in which case the contract will expire on the first anniversary of its then scheduled expiration date. For PSI affiliate owned properties, PSI can cancel the property management contract upon 60 days notice while the Operating Partnership can cancel upon seven years notice. Management fee revenues under these contracts were approximately $149,000 and $145,000 for the three months ended March 31, 2006 and 2005, respectively.

9.	Shareholders’ Equity

Preferred stock

As of March 31, 2006 and December 31, 2005, the Company had the following preferred stock outstanding (in thousands, except shares outstanding):

		Earliest
		Potential		March 31, 2006		December 31, 2005
		Redemption	Dividend	Shares		Shares
Series	Issuance Date	Date	Rate	Outstanding	Amount	Outstanding	Amount
Series D	May, 2001	May, 2006	9.500%	2,634	$65,850	2,634	$65,850
Series F	January, 2002	January, 2007	8.750%	2,000	50,000	2,000	50,000
Series H	January & October, 2004	January, 2009	7.000%	8,200	205,000	8,200	205,000
Series I	April, 2004	April, 2009	6.875%	3,000	75,000	3,000	75,000
Series K	June, 2004	June, 2009	7.950%	2,300	57,500	2,300	57,500
Series L	August, 2004	August, 2009	7.600%	2,300	57,500	2,300	57,500
Series M	May, 2005	May, 2010	7.200%	3,300	82,500	3,300	82,500

				23,734	$593,350	23,734	$593,350

On April 7, 2006, the Company gave notice to the holders of its 9.500% Cumulative Preferred Stock, Series D of its intent to redeem, at par, 2,634,000 depositary shares outstanding on May 10, 2006.

The Company recorded approximately $11.3 million and $9.8 million in distributions to its preferred shareholders for the three months ended March 31, 2006 and 2005, respectively.

Holders of the Company’s preferred stock are not entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends. As of March 31, 2006, the Company had approximately $20.1 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common Stock

The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 4.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the three months ended March 31, 2006, the Company repurchased 225,000 shares of common stock at a cost of approximately $11.7 million. Since inception of the program through March 31, 2006, the Company has repurchased an aggregate of 3.2 million shares of common stock at an aggregate cost of approximately $98.2 million (average cost of $30.61 per share). No shares were repurchased during the three months ended March 31, 2005.

The Company paid approximately $6.2 million ($0.29 per common share) and $6.3 million ($0.29 per common share) for the three months ended March 31, 2006 and 2005, respectively, in distributions to its common shareholders. Pursuant to restrictions imposed by the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method.

The weighted average fair value of the options granted in the three months ended March 31, 2005 was $6.66 per share. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the three months ended March 31, 2005: a dividend yield of 2.6%; expected volatility of 17.5%; expected life of five years; and a risk-free interest rate of 4.3%. No options were granted during the three months ended March 31, 2006.

At March 31, 2006, there were a combined total of 1.4 million options and restricted stock units authorized to grant. Information with respect to the 1997 Plan and 2003 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2005	599,871	$36.25
Granted	—	$—
Exercised	(2,000)	$25.15
Forfeited	—	$—

Outstanding at March 31, 2006	597,871	$36.28	7.06 Years	$12,572

Exercisable at March 31, 2006	338,671	$32.13	5.97 Years	$8,426

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2005	128,000	$39.78
Granted	97,650	$54.60
Vested	(9,450)	$36.25
Forfeited	—	$—

Nonvested at March 31, 2006	216,200	$47.78

Included in the Company’s income statement for the three months ended March 31, 2006 and 2005, is approximately $102,000 and $92,000, respectively, in net stock option compensation expense related to stock options granted. Net compensation expense of $414,000 and $35,000 related to restricted stock units was recognized during the three months ended March 31, 2006 and 2005, respectively.

As of March 31, 2006, there was $1.3 million of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 3.3 years. As of March 31, 2006, there was $8.4 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 3.8 years.

Cash received from stock option exercises was $50,000 and $1.2 million for the three months ended March 31, 2006 and 2005, respectively. The aggregate intrinsic value of the stock options exercised during the three months ended March 31, 2006 and 2005 was $59,000 and $648,000, respectively.

The aggregate fair value of restricted stock granted during the three months ended March 31, 2006 and 2005 was $5.3 million and $1.1 million, respectively.

During the three months ended March 31, 2006, 9,450 restricted stock units vested; of this amount, 6,364 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the three months ended March 31, 2006 was $332,000.

In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s income statement for the three months ended March 31, 2006, is approximately $10,000 in compensation expense. As of March 31, 2006, there was $169,000 of unamortized compensation expense related to these shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Forward-Looking Statements: Forward-looking statements are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” expects,” “seeks,” “estimates,” “intends,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Item 1A. Risk Factors” in Part II of this quarterly report on Form 10-Q. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.
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
     In 2005 and the first quarter of 2006, the Company experienced improving market conditions in generally all of its markets. In the Company’s accelerating markets such as Southern California, Washington Metro and Miami, market conditions showed solid signs of an owner’s market. During the three months ended March 31, 2006, weighted average occupancies have improved and stabilized to rates in the range of 95% to 98%. Rental rates have shown signs of improvement while capital costs and concessions have been less onerous. While conditions in these accelerating markets are relatively good from an owner’s perspective, the Company has experienced some rental rate roll downs as it renews or replaces leases originally signed prior to 2002 at the highpoint of the market. The Company’s recovering markets, which include Portland, Northern California and three submarkets in Texas, have all shown varying signs of recovery. Each of these markets have seen flat to positive net absorption over the past two calendar quarters, increased deal activity and improved occupancies. See further discussion of operating results below.
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
     Deferred rent receivable represents the amount that the cumulative straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement. Given the long-term nature of these types of receivables, determination of the adequacy of the allowance for unbilled deferred rent receivables is based primarily on historical loss experience. Management evaluates the allowance for unbilled deferred rent receivables using a specific identification methodology for significant tenants designed to assess their financial condition and ability to meet their lease obligations.
     Impairment of Long-Lived Assets: The Company evaluates a property for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. On a quarterly basis, the Company evaluates the whole portfolio for impairment based on current operating information. In the event that these periodic assessments reflect that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, the Company would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires management to make assumptions related to the property such as future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property. These assumptions could differ materially from actual results in future periods. Since Statement of Financial Accounting Standards (“SFAS”) No. 144 provides that the future cash flows used in this analysis be considered on an undiscounted basis, our intent to hold properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or if market conditions otherwise dictate an earlier sale date, an impairment loss could be recognized and such loss could be material.
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
Effect of Economic Conditions on the Company’s Operations:
     During 2005 and the first quarter of 2006, strong economic conditions in the United States have begun to be reflected in the commercial real estate market. While comparative rental rates have slowly improved, with average rental rate roll downs diminishing steadily over the last 18 months, lease concessions have clearly improved from an owner’s perspective. Rent abatements and tenant improvements required to execute a transaction have eased.
     While the Company historically has experienced a low level of write-offs due to bankruptcy, there is inherent uncertainty in a tenant’s ability to continue paying rent if they are in bankruptcy. As of March 31, 2006, the Company had approximately 24,000 square feet occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. Given the historical uncertainty of such a tenant’s ability to meet its lease obligations, we will continue to reserve any income that would have been realized on a straight line basis. Several other tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.
Effect of Economic Conditions on the Company’s Primary Markets:
     The Company has concentrated its operations in nine markets. The Company’s overall view of these markets as of March 31, 2006, is summarized below. Overall, during the three months ended March 31, 2006, the Company has seen rental rates on new leases and renewed leases within its portfolio decrease by an average of 0.7%. This change is based on comparisons to the most recent in-place rents prior to renewal or replacement. The Company has compiled the market occupancy information set forth below using third party reports for these respective markets. The Company considers these sources to be reliable, but there can be no assurance that the information in these reports is accurate.
     The Company owns approximately 3.9 million square feet in Southern California, which consists of the Los Angeles, Orange County, and San Diego submarkets. This market is one of the most stable and best performing markets in the country with increasing rental rates combined with lower lease concessions. Vacancy rates have decreased throughout Southern California for flex, industrial and office space, and range from 2.2% to 5.8%, depending on submarkets and product type. The Company’s vacancy rate in this market at March 31, 2006 was 3.7%.
     The Company owns approximately 1.5 million square feet in Northern California with a concentration in Sacramento, the East Bay (Hayward and San Ramon) and the Silicon Valley (San Jose). The vacancy rates in these submarkets stand at 9.0%, 6.5% and 9.8%, respectively. The greater Northern California market has a vacancy rate close to 18%. The Company’s vacancy rate in its Northern California portfolio at March 31, 2006 was 8.7%. The Company was impacted negatively by decreasing market rental rates as a result of an over supply of space due to downturns in the technology industry resulting in weak demand.
     The Company owns approximately 1.2 million square feet in South Texas, which consists of the Austin and Houston submarkets. The vacancy rate was 13.9% in the Austin submarket and over 14.5% in the Houston submarket. Although the Austin submarket has experienced challenging economic conditions, due primarily to the reductions in the technology industry, market activity, rental rates and vacancy rates appear to be stabilizing. There still exists, however, a high level of competition for tenants. The Houston submarket has begun to stabilize with rental rates and occupancy remaining flat. With a more diverse tenant base, this market has not been as significantly impacted as other parts of Texas that were more reliant on the telecommunications and technology industries which have contracted over the last several years. The Company’s vacancy rate at March 31, 2006 was 10.9%.

     The Company owns approximately 1.7 million square feet in the Dallas Metroplex market. The vacancy rate in Las Colinas, where most of the Company’s properties are located, is 12.4%. Although this market continues to be challenged by new development, which may limit growth in rental rates and make it more difficult to reduce vacancy, activity in the market has increased over the past 12 months. The Company’s vacancy rate at March 31, 2006 was 24.8%. The increase in the Company’s vacancy rate from December 31, 2005 was primarily due to the expiration of 198,000 square feet previously leased to Citigroup. Citigroup relocated the employees from these buildings to a newly built, Citigroup owned, facility.
     The Company owns approximately 3.2 million square feet in the Airport West submarket of Miami-Dade County in Florida. The vacancy rate was 8.1% for the entire submarket, compared with a vacancy rate at MICC of 4.6% at March 31, 2006. The property is located less than one mile from the cargo entrance of the Miami International Airport, which is considered one of the most active ports in the Southeast. Leasing activity is strong, resulting in better than market occupancy.
     The Company owns approximately 2.8 million square feet in Northern Virginia, where the overall market vacancy rate was 7.9% as of March 31, 2006. Washington D.C. submarkets have continued to be positively impacted by increased federal government spending on defense and national security. This effect is expected to continue throughout 2006 and may result in increased rental rates and reduced vacancy. The Company’s vacancy rate in this market at March 31, 2006 was 5.2%.
     The Company owns approximately 1.6 million square feet in Maryland. The portfolio is primarily located in the Montgomery County submarket, which remains stable. Like Northern Virginia, this market benefits from increased federal government spending through defense contracting. The Company’s vacancy rate in this market at March 31, 2006 was 2.4% compared to 6.2% for the market as a whole.
     The Company owns approximately 1.3 million square feet in the Beaverton submarket of Portland, Oregon. Leasing activity slowed dramatically in 2002 and continued to slow into early 2004. While market conditions have not changed dramatically, the Company noticed improvement within the market throughout 2005, with increased leasing activity, stabilizing rental terms and vacancy rates, and reduced leasing costs, which should continue through 2006. The vacancy rate in this market was 23.2%. Although supply continues to exceed demand in this market, the market has experienced flat to slightly positive net absorption, which may help to hold rental rates and vacancy rates. The drivers behind this condition are improving employment levels, and expansion in certain business sectors. The Company’s vacancy rate in this market was 12.7%, at March 31, 2006.
     The Company owns approximately 679,000 square feet in the Phoenix and Tempe submarkets of Arizona. Overall, the Arizona market has been characterized by steady growth. The vacancy rate in this market is 7.0%. The Company’s vacancy rate in this market at March 31, 2006 was 7.0%.
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
     On February 8, 2006, the Company acquired WesTech Business Park (“WesTech”), a 366,000 square foot office and flex park in Silver Spring, Maryland, for approximately $69.7 million. The park, which was 95% occupied at the time of acquisition, consists of nine single-story buildings. The park’s major tenant is Kaiser Permanente, which leases approximately 194,000 square feet in five of the nine buildings. The remaining buildings had 15 tenants ranging in size from 2,000 square feet to 18,000 square feet.
     In the first quarter of 2006, the Company sold three assets aggregating 25,300 square feet located at MICC for a gross sales price of approximately $2.9 million resulting in a gain of $711,000.

     On October 25, 2005, the Company acquired Rose Canyon Business Park, a 233,000 square foot multi-tenant flex and office park in San Diego, California, for $35.1 million. In connection with the acquisition, the Company assumed a $15.0 million mortgage, which bears an interest rate of 5.73% and matures March 1, 2013. The park, which was 94.6% occupied at the time of acquisition, consists of 14 single and two story buildings.
     In 2005, the Company sold Woodside Corporate Park located in Beaverton, Oregon. Net proceeds from the sales were approximately $64.5 million and the Company reported a gain of $12.5 million. The sale consisted of 13 buildings comprising approximately 574,000 square feet and approximately 3.3 acres of adjacent land. The park was 76.8% leased at the time of the sale. In addition, the Company sold 8.2 acres of land in the Beaverton area for approximately $3.6 million resulting in a gain of $1.8 million. Six units totaling approximately 44,000 square feet and a small parcel of land at MICC were sold for a combined sale price of approximately $5.8 million. The Company sold a retail center located at MICC consisting of 56,000 square feet for a sales price of $12.2 million resulting in a gain of $967,000.
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
Concentration of Portfolio by Region:
     Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables) from continuing operations are summarized for the three months ended March 31, 2006 by major geographic region below. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them as well as the investor the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from these financial measures as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with generally accepted accounting principles. The table below reflects rental income, operating expenses and NOI from continuing operations for the three months ended March 31, 2006 based on geographical concentration. The total of all regions is equal to the amount of rental income and cost of operations recorded by the Company in accordance with GAAP. As part of the table below, we have shown the effect of depreciation and amortization on NOI. We have reconciled NOI to consolidated income from continuing operations before minority interests in the table under “Results of Operations” below. The percent of totals by region reflects the actual contribution to rental income, cost of operations and NOI during the period from properties included in continuing operations (in thousands):

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,896	22.0%	$14,735	25.1%	$4,094	22.8%	$10,641	26.1%
Northern California	1,500	8.5%	4,866	8.3%	1,231	6.8%	3,635	8.9%
Southern Texas	1,162	6.6%	2,533	4.3%	1,098	6.1%	1,435	3.5%
Northern Texas	1,688	9.5%	4,648	7.9%	1,360	7.6%	3,288	8.0%
Florida	3,187	18.0%	5,683	9.7%	2,172	12.1%	3,511	8.6%
Virginia	2,786	15.8%	12,927	22.0%	3,761	21.0%	9,166	22.5%
Maryland	1,449	8.2%	7,408	12.6%	1,974	11.0%	5,434	13.3%
Oregon	1,342	7.6%	4,295	7.3%	1,613	9.0%	2,682	6.6%
Arizona	679	3.8%	1,659	2.8%	643	3.6%	1,016	2.5%

Total before depreciation and amortization	17,689	100.0%	58,754	100.0%	17,946	100.0%	40,808	100.0%

Depreciation and amortization			—		20,586		(20,586)

Total			$58,754		$38,532		$20,222

Concentration of Credit Risk by Industry:
     The information below depicts the industry concentration of our tenant base as of March 31, 2006. The Company analyzes this concentration to understand significant industry exposure risk.

Government	11.5%
Business services	11.1%
Financial services	9.9%
Contractors	9.8%
Computer hardware, software and related services	9.7%
Warehouse, transportation and logistics	9.3%
Retail	6.3%
Communications	5.0%
Home furnishings	4.6%
Electronics	3.2%

80.4%

     The information below depicts the Company’s top ten customers by annual rents as of March 31, 2006 (in thousands):

			% of Total
Tenants	Square Footage	Annual Rents (1)	Annual Rents
U.S. Government	483	$13,088	5.6%
Kaiser Permanente	194	3,910	1.7%
Intel	214	3,513	1.5%
County of Santa Clara	97	3,069	1.3%
Axcelis Technologies	89	1,784	0.8%
Wells Fargo	102	1,550	0.7%
AARP	102	1,490	0.6%
TRW Systems	58	1,448	0.6%
MCI	72	1,196	0.5%
American Intercontinental University	75	1,147	0.5%

	1,486	$32,195	13.8%

(1) For leases expiring prior to December 31, 2006, annualized rental income represents income to be received under existing leases from March 31, 2006 through the date of expiration.

Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005
     Results of Operations: Revenues increased $5.0 million for the three months ended March 31, 2006, over the same period in 2005 as a result of improved occupancy rates within the Company’s portfolio combined with a payment received from a former tenant in connection with a bankruptcy settlement of approximately $1.8 million. Net income allocable to common shareholders for the three months ended March 31, 2006 was $5.1 million or $0.23 per diluted share compared to $7.3 million or $0.33 per diluted share for the same period in 2005. The change for the three months in net income allocable to common shareholders was primarily from a decrease in the gain on disposition of real estate.
     The following table presents the operating results of the Company’s properties for the three months ended March 31, 2006 and 2005 in addition to other income and expense items affecting income from continuing operations. The Company breaks out Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot data):

	Three Months Ended
	March 31,
	2006	2005	Change
Rental income:
Same Park (17.2 million net rentable square feet) (1)	$56,853	$53,763	5.7%
Other Facilities (599,000 net rentable square feet) (2)	1,901	—	100.0%

Total rental income	58,754	53,763	9.3%

Cost of operations:
Same Park	17,439	15,870	9.9%
Other Facilities	507	—	100.0%

Total cost of operations	17,946	15,870	13.1%

Net operating income (3):
Same Park	39,414	37,893	4.0%
Other Facilities	1,394	—	100.0%

Total net operating income	40,808	37,893	7.7%

Other income and expenses:
Facility management fees	149	145	2.8%
Interest and other income	2,000	398	402.5%
Interest expense	(513)	(282)	81.9%
Depreciation and amortization	(20,586)	(18,426)	11.7%
General and administrative	(1,650)	(1,438)	14.7%

Income from continuing operations before minority interests	$20,208	$18,290	10.5%

Same Park gross margin(4)	69.3%	70.5%	(1.7)%
Same Park weighted average for period:
Occupancy	92.7%	91.4%	1.4%
Annualized realized rent per square foot(5)	$14.22	$13.64	4.3%

(1)	See below for a definition of Same Park.
(2)	Represents operating properties owned by the Company as of March 31, 2006 that are not included in Same Park.
(3)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” above for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.
(4)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income.
(5)	Same Park realized rent per square foot represents the annualized Same Park rental income earned per occupied square foot. Excluding the bankruptcy settlement of $1.8 million, Same Park realized rent per square foot for the first quarter of 2006 would have been $13.77.
     Supplemental Market Data and Trends: In order to evaluate the performance of the Company’s overall portfolio over two given years, management analyzes the operating performance of a consistent group of properties owned and operated throughout both those years. The Company refers to those properties as the Same Park facilities. For the three months ended March 31, 2006 and 2005, the Same Park facilities constitute 17.2 million net rentable square feet, which includes all assets in continuing operations that the Company owned and operated from

January 1, 2005 through March 31, 2006, representing approximately 97% of the weighted average square footage of the Company’s portfolio for the three months ended March 31, 2006.
     Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables) from continuing operations are summarized for the three months ended March 31, 2006 and 2005. The Company’s property operations account for substantially all of the net operating income earned by the Company. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.
     The following table summarizes the Same Park operating results by major geographic region for the three months ended March 31, 2006 and 2005. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2005 and the impact of such is included in Other Facilities in the table below (in thousands):
Three Months Ended March 31, 2006:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	March 31,	March 31,	Increase	March 31,	March 31,	Increase	March 31,	March 31,	Increase
Region	2006	2005	(Decrease)	2006	2005	(Decrease)	2006	2005	(Decrease)
Southern California	$13,895	$13,478	3.1%	$3,815	$3,615	5.5%	$10,080	$9,863	2.2%
Northern California	4,866	4,511	7.9%	1,231	1,090	12.9%	3,635	3,421	6.3%
Southern Texas	2,533	2,280	11.1%	1,098	1,005	9.3%	1,435	1,275	12.5%
Northern Texas	4,648	3,686	26.1%	1,360	1,076	26.4%	3,288	2,610	26.0%
Florida	5,683	5,387	5.5%	2,172	1,796	20.9%	3,511	3,591	(2.2%)
Virginia	12,927	12,178	6.2%	3,761	3,604	4.4%	9,166	8,574	6.9%
Maryland	6,347	6,096	4.1%	1,746	1,683	3.7%	4,601	4,413	4.3%
Oregon	4,295	4,457	(3.6%)	1,613	1,375	17.3%	2,682	3,082	(13.0%)
Arizona	1,659	1,690	(1.8%)	643	626	2.7%	1,016	1,064	(4.5%)

Total Same Park	56,853	53,763	5.7%	17,439	15,870	9.9%	39,414	37,893	4.0%
Other Facilities	1,901	—	100.0%	507	—	100.0%	1,394	—	100.0%

Total before depreciation and amortization	58,754	53,763	9.3%	17,946	15,870	13.1%	40,808	37,893	7.7%
Depreciation and amortization	—	—	—	20,586	18,426	11.7%	(20,586)	(18,426)	11.7%

Total	$58,754	$53,763	9.3%	$38,532	$34,296	12.4%	$20,222	$19,467	3.9%

The discussion of regional information below relates to Same Park properties:

Southern California

This region includes San Diego, Orange and Los Angeles Counties. The increase in rental income is the result of a stable market supported by a diverse economy. Weighted average occupancies have increased from 95.2% for the first three months in 2005 to 96.1% for the first three months in 2006. Annualized realized rent per square foot increased 2.1% from $15.46 per square foot for the first three months in 2005 to $15.78 per square foot for the first three months in 2006. These submarkets have experienced increased rental rates and decreased vacancy rates as a result of strong economic conditions which have generated greater demand.

Northern California

This region includes Sacramento, South San Francisco, the East Bay and the Silicon Valley, markets that continue to be affected by an oversupply of commercial space due in part to failed technology companies. The negative economic conditions experienced by the Silicon Valley market have been mitigated in our stronger Northern California markets, such as Sacramento. Weighted average occupancies have outperformed the market, yet have decreased from 94.6% for the first three months in 2005 to 92.0% for the first three months in 2006 primarily due to a bankruptcy and early termination of a 91,000 square feet tenant in the San Ramon Portfolio. Annualized realized rent per square foot increased 10.9% from $12.71 per square foot for the first three months in 2005 to $14.10 per square foot for the first three months in 2006.

Southern Texas

This region, which includes Austin, is one of the Company’s markets that has faced challenging market conditions with the Company’s operating results continuing to be impacted by the effects of sharply reduced market rental rates, higher vacancies and business failures. These effects on rental revenue were mitigated by reduced operating costs. Weighted average occupancies for the region have increased from 81.8% for the first three months in 2005 to 89.7% for the first three months in 2006. Annualized realized rent per square foot increased 1.3% from $9.60 per square foot for the first three months of 2005 to $9.72 per square foot for the first three months in 2006.

Northern Texas

This region includes the Dallas area. The increase in rental income and NOI are due primarily to higher average occupancies and rental rates. This market continues to be impacted by high vacancy levels due to general availability of space, modest economic drivers and ongoing development. Weighted average occupancies have decreased from 84.6% for the first three months in 2005 to 79.1% for the first three months in 2006. The decrease in the Company’s weighted average occupancy was primarily due to the expiration of 198,000 square feet previously leased to Citigroup. Annualized realized rent per square foot increased 34.8% from $10.33 per square foot for the first three months in 2005 to $13.92 per square foot for the first three months in 2006.

Florida

This region consists of the Company’s business park located in the submarket of Miami-Dade County. The park is located less than one mile from the Miami International Airport. Weighted occupancies have increased from 91.3% for the first three months in 2005 to 95.1% for the first three months in 2006. Annualized realized rent per square foot increased 1.4% from $7.40 per square foot for the first three months in 2005 to $7.50 for the first three months in 2006. Operating expenses for the three months ended March 31, 2006 have increased by 20.9% over the same period in 2005 due primarily to repairs and maintenance related to the continued clean-up from hurricane damage sustained in 2005 along with increased property taxes as a result of increases in the property’s assessed value.

Virginia

This region includes all major Northern Virginia suburban submarkets surrounding the Washington D.C. metropolitan area. The Washington DC Metro market is considered one of the Company’s strongest markets driven largely by increased government contracting and defense spending. In many situations the Company has been able to reduce tenant concessions and increase rental rates, yet the Company still has a number of leases executed prior to 2002, which was considered a high point in the market. This has and will continue to result in some rental rate roll downs in the Virginia submarket. Weighted average occupancies remained the same at 95.3% for the first three months in 2005 and 2006. Annualized realized rent per square foot increased 6.2% from $18.35 per square foot for the first three months in 2005 to $19.48 per square foot for the first three months in 2006.

Maryland

This region consists of facilities primarily in Montgomery County, which are in the Washington Metro market. Considered part of the Washington DC Metro market, Maryland is experiencing improving market conditions due primarily to higher levels of government contracting. In more recent years this market has had a significant amount of sublease space, which placed increased pressure on rental rates and vacancy. This supply of sublease space has decreased, thereby decreasing downward pressure on rental rates. Weighted average occupancies have increased from 93.3% for the first three months in 2005 to 97.8% for the first three months in 2006. Annualized realized rent per square foot decreased 0.6% from $21.11 per square foot for the first three months in 2005 to $20.98 per square foot for the first three months in 2006. The decrease in rental rates has been partially a result of certain large space tenants releasing at rental rates below expiring rates.

Oregon

This region consists primarily of two business parks in the Beaverton submarket of Portland. Oregon has been one of the markets hardest hit by the technology slowdown. In 2003 and 2004, the slowdown resulted in early lease terminations, low levels of tenant retention and significant declines in rental rates. During 2005, the market experienced higher levels of leasing activity, with rental rates declining significantly from in-place rents and higher leasing concessions. Weighted average occupancies have increased from 84.3% for the first three months in 2005 to 88.0% for the first three months in 2006. Annualized realized rent per square foot decreased 7.7% from $15.77 per square foot for the first three months in 2005 to $14.55 per square foot for the first three months in 2006.

Arizona

The Arizona region consists primarily of properties in the Phoenix and Tempe submarkets, where rents are moderately increasing and rent concessions have been reduced. Weighted average occupancies have decreased from 93.3% for the first three months in 2005 to 93.0% for the first three months in 2006. Annualized realized rent per square foot decreased 1.5% from $10.67 per square foot for the first three months in 2005 to $10.51 for the first three months in 2006.
     Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the three months ended March 31, 2006, $149,000 in revenue was recognized from facility management operations compared to $145,000 for the same period in 2005.
     Cost of Operations: Cost of operations for the three months ended March 31, 2006 was $17.9 million compared to $15.9 million for the same period in 2005, an increase of 13.1%. Cost of operations as a percentage of rental income remained fairly consistent for the three months ended March 31, 2006 and 2005 at 30.5% and 29.5%, respectively.
     Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended March 31, 2006 was $20.6 million compared to $18.4 million for the same period in 2005. This increase is primarily due to the acquisition of WesTech, as well as depreciation expense on capital and tenant improvements acquired during 2005.
     General and Administrative Expense: General and administrative expense consisted of the following expenses (in thousands):

	For the Three Months Ended
	March 31,		Increase
	2006	2005	(Decrease)
Compensation expense	$786	$845	(7.0%)
Stock compensation expense	409	119	243.7%
Professional fees	151	170	(11.2%)
Investor services	62	78	(20.5%)
Other expenses	242	226	7.1%

	$1,650	$1,438	14.7%

     For the three months ended March 31, 2006, general and administrative costs have increased $212,000 or 14.7% over the same period in 2005. The primary cause of the increase relates to stock compensation expense due to grants to management and the market price of the stock.
     Interest and Other Income: Interest and other income reflect earnings on cash balances in addition to miscellaneous income items. Interest income was $2.0 million for the three months ended March 31, 2006 compared to $340,000 for the same period in 2005. The increase is attributable to higher cash balances and higher effective interest rates. Average cash balances and effective interest rates for the three months ended March 31, 2006 were approximately $180.2 million and 4.4%, respectively, compared to $61.1 million and 2.2%, respectively, for the same period in 2005.

     Interest Expense: Interest expense was $513,000 for the three months ended March 31, 2006 compared to $282,000 for the same period in 2005. The increase is primarily attributable to the mortgage assumed in connection with the purchase of Rose Canyon Business Park in San Diego, California.
     Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $4.5 million ($2.8 million allocated to preferred unit holders and $1.7 million allocated to common unit holders) for the three months ended March 31, 2006 compared to $5.1 million ($2.7 million allocated to preferred unit holders and $2.5 million allocated to common unit holders) for the same period in 2005. The reduction was primarily due to the reduction of gain on disposition of real estate allocated to minority interest.
Liquidity and Capital Resources
     Cash and cash equivalents decreased $62.8 million from $200.4 million at December 31, 2005 to $137.6 million at March 31, 2006. The primary reason for the decrease was the acquisition of WesTech in February, 2006 partially offset by retained operating cash flow. In May 2006, the Company will redeem $65.9 million of preferred equity with cash currently on its balance sheet.
     Net cash provided by operating activities for the three months ended March 31, 2006 and 2005 was $43.1 million and $36.6 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements and debt service requirements and to maintain the current level of distributions to shareholders in addition to providing additional cash for future growth, debt repayment, and preferred equity redemptions.
     Net cash used in investing activities was $71.8 million for the three months ended March 31, 2006 compared to $5.6 million provided by investing activities for the same period in 2005. During the three months ended March 31, 2006, the Company acquired a property in Maryland for $68.8 million, sold three units at MICC for $2.8 million and incurred capital expenditures of $5.7 million. For the three months ended March 31, 2005, the Company incurred capital expenditures of $9.6 million and received $15.3 million from the dispositions of real estate, mainly from a retail center at MICC.
     Net cash used in financing activities was $34.2 million and $20.2 million for the three months ended March 31, 2006 and 2005, respectively. The change of $13.9 million is primarily the result of the Company repurchasing $11.7 million of common stock during the quarter combined with an increase of $1.6 million in preferred equity distributions.
     The Company’s capital structure is characterized by a low level of leverage. As of March 31, 2006, the Company had three fixed rate mortgages totaling $25.7 million, which represented 1.8% of its total capitalization (based on book value, including minority interest and debt). The weighted average interest rate for the mortgages is approximately 6.6% per annum. The Company had approximately 4.0% of its properties, in terms of net book value, encumbered at March 31, 2006.
     In August of 2005, the Company modified the terms of its line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100.0 million and matures on August 1, 2008. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.50% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.65%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $450,000 which will be amortized over the life of the Credit Facility. The Company had no balance outstanding as of March 31, 2006 or December 31, 2005.
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
     FFO for the Company is computed as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income allocable to common shareholders	$5,062	$7,324
Gain on disposition of real estate	(711)	(2,914)
Depreciation and amortization	20,612	19,016
Minority interest in income — common units	1,724	2,455

Consolidated FFO allocable to common shareholders and minority interests	26,687	25,881
FFO allocated to minority interests — common units	(6,779)	(6,496)

FFO allocated to common shareholders	$19,908	$19,385

     FFO allocated to common shareholders for the three months ended March 31, 2006, increased 2.7% from the same period in 2005. The increase in FFO is primarily due to the payment received from a former tenant in connection with a bankruptcy settlement of approximately $1.8 million partially offset by an increase in Same Park operating expenses combined with the net impact of sold and acquired assets.
     Capital Expenditures: During the three months ended March 31, 2006, the Company expended approximately $5.1 million in recurring capital expenditures or $0.29 per weighted average square foot owned. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the three months ended March 31, 2005, the Company expended approximately $8.3 million in recurring capital expenditures or $0.46 per weighted average square foot owned. The following table shows total capital expenditures for the stated periods (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Recurring capital expenditures	$5,058	$8,340
Property renovations and other capital expenditures	656	1,288

Total capital expenditures	$5,714	$9,628

     Stock Repurchase: The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 4.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the three months ended March 31, 2006, the Company repurchased 225,000 shares of common stock at a cost of approximately $11.7 million. Since inception of the program through March 31, 2006, the Company has repurchased an aggregate of 3.2 million shares of common stock at an aggregate cost of approximately $98.2 million (average cost of $30.61 per share). No shares were repurchased during the three months ended March 31, 2005.

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
     Related Party Transactions: At March 31, 2006, PSI and its affiliates owned 25.4% of the outstanding shares of the Company’s common stock and 25.5% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PSI would own 44.4% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PSI. Harvey Lenkin is a Director of both the Company and PSI.
     Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services, which are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled approximately $80,000 and $85,000 for the three months ended March 31, 2006 and 2005, respectively. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $149,000 and $145,000 for each of the three months ended March 31, 2006 and 2005, respectively.
     Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.
     Contractual Obligations: The Company is scheduled to pay cash dividends of approximately $51.5 million per year on its preferred equity outstanding as of March 31, 2006. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At March 31, 2006, the Company’s debt as a percentage of shareholders’ equity and minority interest (based on book values) was 1.9%.
     The Company’s market risk sensitive instruments at March 31, 2006 include mortgage notes payable of $25.7 million and the Company’s Credit Facility. All of the Company’s mortgage notes payable bear interest at fixed rates. At March 31, 2006, the Company had no balance outstanding under its Credit Facility. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable and line of credit as of March 31, 2006. Based on borrowing rates currently available to the Company, combined with the amount of fixed rate debt financing, the difference between the carrying amount of debt and its fair value is insignificant.
ITEM 4. CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The information contained in Note 10 to the Consolidated Financial Statements in this Form 10-Q regarding legal proceedings is incorporated by reference in this Item 1.
ITEM 1A. RISK FACTORS
     In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating our company and our business.
PSI has significant influence over us.
     At March 31, 2006, PSI and its affiliates owned 25.4% of the outstanding shares of the Company’s common stock and 25.5% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PSI would own 44.4% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PSI. Harvey Lenkin is a Director of both the Company and PSI.

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
     We may encounter significant delays and expense in reletting vacant space, or we may not be able to relet space at existing rates, in each case resulting in losses of income: When leases expire, we will incur expenses in retrofitting space and we may not be able to release the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. Our properties as of March 31, 2006 generally have lower vacancy rates than the average for the markets in which they are located, and leases accounting for 14.0% of our annual rental income expire in 2006 and 19.4% in 2007. While we have estimated our cost of renewing leases that expire in 2006 and 2007, our estimates could be wrong. If we are unable to release space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.
     Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty in collecting from tenants in default, particularly if they declare bankruptcy. This could affect our cash flow and distributions to shareholders. Since many of our tenants are non-rated private companies, this risk may be enhanced. While the Company historically has experienced a low level of write-offs due to bankruptcy, there is inherent uncertainty in a tenant’s ability to continue paying rent if they are in bankruptcy. As of March 31, 2006, the Company had approximately 24,000 square feet occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. Given the historical uncertainty of such a tenant’s ability to meet its lease obligations, we will continue to reserve any income that would have been realized on a straight line basis. Several other tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.
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
     Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. At March 31, 2006, PSI and its affiliates owned 25.4% of the outstanding shares of the Company’s common stock and 25.5% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PSI would own 44.4% of the outstanding shares of the Company’s common stock. These shares, as well as shares of common stock held by certain other significant stockholders, are eligible to be sold in the public market, subject to compliance with applicable securities laws.
We depend on key personnel.
     We depend on our key personnel, including Joseph D. Russell, Jr., our President and Chief Executive Officer. The loss of Mr. Russell or other key personnel could adversely affect our operations. We maintain no key person insurance on our key personnel.
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
     The following table contains information regarding the Company’s repurchase of its common stock during the three months ended March 31, 2006.
Issuer Repurchases of Equity Securities:

			Total Number of	Maximum Number of
	Total Number		Shares Repurchased as	Shares that May Yet
	of Shares	Average Price	Part of Publicly	Be Repurchased
Period Covered	Repurchased	Paid per Share	Announced Program	Under the Program
January 1 through January 31, 2006	99,900	$51.44	99,900	1,416,989
February 1 through February 28, 2006	19,500	$53.53	19,500	1,397,489
March 1 through March 31, 2006	105,600	$52.18	105,600	1,291,889

Total	225,000	$51.97	225,000	1,291,889

     See Note 9 to the consolidated financial statements for additional information on repurchases of equity securities.
ITEM 6. EXHIBITS
Exhibits

Exhibit 3.1	Amendment to Bylaws of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated May 5, 2006 and incorporated herein by reference.

Exhibit 10.1*	PS Business Parks, Inc. Performance-Based Compensation Plan. Filed with Registrant’s Current Report on Form 8-K dated May 5, 2006 and incorporated herein by reference.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Compensatory benefit plan.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2006

PS BUSINESS PARKS, INC.

BY:	/s/ Edward A. Stokx

Edward A. Stokx
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 3.1	Amendment to Bylaws of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated May 5, 2006 and incorporated herein by reference.

Exhibit 10.1*	PS Business Parks, Inc. Performance-Based Compensation Plan. Filed with Registrant’s Current Report on Form 8-K dated May 5, 2006 and incorporated herein by reference.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Compensatory benefit plan.