Form 10-Q
period 2006-06-30
PS BUSINESS PARKS INC/CA
filed 2006-08-09
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Yes ☐ No ☑
As of July 31, 2006, the number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding was 21,286,532.

PS BUSINESS PARKS, INC.
INDEX

PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$114,376	$200,447
Real estate facilities, at cost:
Land	417,093	382,804
Buildings and equipment	1,298,670	1,189,501

	1,715,763	1,572,305
Accumulated depreciation	(396,738)	(355,202)

	1,319,025	1,217,103
Properties held for disposition, net	792	6,158
Land held for development	9,019	9,011

	1,328,836	1,232,272
Rent receivable	1,649	2,678
Deferred rent receivable	20,270	18,650
Other assets	10,839	9,631

Total assets	$1,475,970	$1,463,678

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accrued and other liabilities	$43,634	$39,126
Mortgage notes payable	43,497	25,893

Total liabilities	87,131	65,019
Minority interests:
Preferred units	135,750	135,750
Common units	166,247	169,451
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 24,100 and 23,734 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	602,500	593,350
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,283,274 and 21,560,593 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	213	215
Paid-in capital	394,521	407,380
Cumulative net income	451,791	418,823
Cumulative distributions	(362,183)	(326,310)

Total shareholders’ equity	1,086,842	1,093,458

Total liabilities and shareholders’ equity	$1,475,970	$1,463,678

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues:
Rental income	$59,159	$55,389	$117,913	$109,152
Facility management fees	146	144	295	289

Total operating revenues	59,305	55,533	118,208	109,441

Expenses:
Cost of operations	18,195	16,623	36,141	32,493
Depreciation and amortization	20,950	18,486	41,536	36,912
General and administrative	1,872	1,326	3,522	2,764

Total operating expenses	41,017	36,435	81,199	72,169

Other income and expenses:
Interest and other income	1,573	982	3,573	1,380
Interest expense	(517)	(280)	(1,030)	(562)

Total other income and expenses	1,056	702	2,543	818

Income from continuing operations before minority interests	19,344	19,800	39,552	38,090

Minority interests in continuing operations:
Minority interest in income — preferred units	(2,781)	(2,691)	(5,562)	(5,382)
Redemption of preferred operating partnership units	—	(301)	—	(301)
Minority interest in income — common units	(1,097)	(1,517)	(2,665)	(2,981)

Total minority interests in continuing operations	(3,878)	(4,509)	(8,227)	(8,664)

Income from continuing operations	15,466	15,291	31,325	29,426

Discontinued operations:
(Loss) income from discontinued operations	(28)	602	(125)	1,636
Gain on disposition of real estate	1,617	1,016	2,328	3,930
Minority interest in income attributable to discontinued operations — common units	(404)	(404)	(560)	(1,394)

Income from discontinued operations	1,185	1,214	1,643	4,172

Net income	16,651	16,505	32,968	33,598

Net income allocable to preferred shareholders:
Preferred distributions paid	10,598	10,733	21,853	20,502
Redemption of preferred stock	1,658	—	1,658	—

Total preferred distributions	12,256	10,733	23,511	20,502

Net income allocable to common shareholders	$4,395	$5,772	$9,457	$13,096

Net income per common share — basic:
Continuing operations	$0.15	$0.21	$0.37	$0.41
Discontinued operations	$0.06	$0.06	$0.08	$0.19
Net income	$0.21	$0.26	$0.44	$0.60
Net income per common share — diluted:
Continuing operations	$0.15	$0.21	$0.36	$0.41
Discontinued operations	$0.05	$0.06	$0.08	$0.19
Net income	$0.20	$0.26	$0.44	$0.59
Weighted average common shares outstanding:
Basic	21,311	21,893	21,373	21,872

Diluted	21,585	22,029	21,648	22,015

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(Unaudited, in thousands, except share data)

								Total
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity
Balances at December 31, 2005	23,734	$593,350	21,560,593	$215	$407,380	$418,823	$(326,310)	$1,093,458
Issuance of preferred stock	3,000	75,000	—	—	(2,285)	—	—	72,715
Redemption of preferred stock	(2,634)	(65,850)	—	—	1,658	—	(1,658)	(65,850)
Repurchase of common stock	—	—	(309,100)	(3)	(16,114)	—	—	(16,117)
Exercise of stock options	—	—	19,000	1	646	—	—	647
Stock compensation	—	—	12,781	—	1,043	—	—	1,043
Net income	—	—	—	—	—	32,968	—	32,968
Distributions:
Preferred stock	—	—	—	—	—	—	(21,853)	(21,853)
Common stock	—	—	—	—	—	—	(12,362)	(12,362)
Adjustment to minority interests underlying ownership	—	—	—	—	2,193	—	—	2,193

Balances at June 30, 2006	24,100	$602,500	21,283,274	$213	$394,521	$451,791	$(362,183)	$1,086,842

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months
	Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$32,968	$33,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	41,563	38,100
In-place rents adjustment	112	78
Lease incentives	263	—
Minority interest in income	8,787	10,058
Gain on disposition of real estate	(2,328)	(3,930)
Stock compensation expense	1,245	433
Increase in receivables and other assets	(1,159)	(2,757)
Increase (decrease) in accrued and other liabilities	2,333	(1,686)

Total adjustments	50,816	40,296

Net cash provided by operating activities	83,784	73,894

Cash flows from investing activities:
Capital improvements to real estate facilities	(16,757)	(18,689)
Acquisition of real estate facilities	(108,588)	—
Proceeds from disposition of real estate facilities	7,714	16,283
Insurance proceeds from casualty loss	500	—

Net cash used in investing activities	(117,131)	(2,406)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(335)	(206)
Redemption of preferred stock	(65,850)	—
Net proceeds from the issuance of preferred stock	72,715	79,701
Exercise of stock options	647	1,291
Repurchase of common stock	(16,117)	—
Distributions paid to preferred shareholders	(21,623)	(20,502)
Distributions paid to minority interests — preferred units	(5,562)	(5,382)
Distributions paid to common shareholders	(12,362)	(12,691)
Distributions paid to minority interests — common units	(4,237)	(4,237)

Net cash (used in) provided by financing activities	(52,724)	37,974

Net (decrease) increase in cash and cash equivalents	(86,071)	109,462
Cash and cash equivalents at the beginning of the period	200,447	39,688

Cash and cash equivalents at the end of the period	$114,376	$149,150

Supplemental schedule of non cash investing and financing activities:
Adjustment to reflect minority interest to underlying ownership interest:
Minority interest — common units	$2,193	$439
Paid-in capital	$(2,193)	$(439)
Effect of EITF Topic D-42:
Cumulative distributions	$1,658	$—
Minority interest — common units	$—	$301
Paid-in capital	$(1,658)	$(301)
Mortgage note payable assumed in property acquisition:
Real estate facilities	$17,939	$—
Mortgage notes payable	$(17,939)	$—
Accrued preferred stock distribution:
Cumulative distributions	$230	$—
Accrued and other liabilities	$(230)	$—
See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
1.	Organization and Description of Business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of June 30, 2006, PSB owned approximately 74.4% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units are owned by Public Storage, Inc. (“PSI”) and its affiliates. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of June 30, 2006, the Company owned and operated approximately 18.2 million net rentable square feet of commercial space located in eight states including approximately 10,000 square feet of properties held for disposition. The Company also manages approximately 1.2 million net rentable square feet on behalf of PSI and its affiliated entities.

2.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Allowance for doubtful accounts

We monitor the collectibility of our receivable balances, including the deferred rent receivable, on an on-going basis. Based on these reviews, we maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on our consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $300,000 at June 30, 2006 and December 31, 2005.

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

Properties held for disposition

The Company accounts for properties held for disposition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is classified as an asset held for disposition when it meets the requirements of SFAS No. 144, which include, among other criteria, the approval of the sale of the asset, the asset has been marketed for sale and the Company expects that the sale will likely occur within the next twelve months. Upon classification of an asset as held for disposition, the net book value of the asset, net of any impairment provision and estimated costs of disposition, is included on the consolidated balance sheet as properties held for disposition and the operating results of the asset are included in discontinued operations.

Intangible assets

Intangible assets include above-market and below-market in-place lease values of acquired properties recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above and below-market lease values are amortized, net, to rental income over the remaining non-cancelable terms of the respective leases. As a result, included in the Company’s consolidated statements of income for the three months ended June 30, 2006 and 2005, is $60,000 and $39,000, respectively, in amortization expense resulting from the above and below market lease values. Amortization was $112,000 and $78,000 for each of the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, the value of in-place leases was $776,000, net of $416,000 of accumulated amortization.

Evaluation of asset impairment

The Company evaluates its assets used in operations, by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition. Assets held for disposition are reported at the lower of their carrying amount or fair value, less cost of disposition. At June 30, 2006, the Company did not consider any assets to be impaired.

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

Related party transactions

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services, which are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $80,000 and $85,000 for the three months ended June 30, 2006 and 2005, respectively and $160,000 and $170,000 for the six months ended June 30, 2006 and 2005, respectively. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled $146,000 and $144,000 for each of the three months ended June 30, 2006 and 2005, respectively and $295,000 and $289,000 for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, the Company has recorded amounts due from PSI of $1.2 million ($551,000 at December 31, 2005), for these contracts, as well as for amounts paid by the Company on behalf of PSI, in other assets on the accompanying consolidated balance sheets.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net income allocable to common shareholders	$4,395	$5,772	$9,457	$13,096

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	21,311	21,893	21,373	21,872
Net effect of dilutive stock compensation — based on treasury stock method using average market price	274	136	275	143

Diluted weighted average common shares outstanding	21,585	22,029	21,648	22,015

Basic earnings per common share	$0.21	$0.26	$0.44	$0.60

Diluted earnings per common share	$0.20	$0.26	$0.44	$0.59

Options to purchase approximately 90,000 and 80,000 shares for the three and six months ended June 30, 2005, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive. No options to purchase shares were considered anti-dilutive for the three and six months ended June 30, 2006.
Segment Reporting

The Company views its operations as one segment.

Reclassifications
Certain reclassifications have been made to the consolidated financial statements for 2005 in order to conform to the 2006 presentation.
3.	Real Estate Facilities

The activity in real estate facilities for the six months ended June 30, 2006 is as follows (in thousands):

			Accumulated
	Land	Buildings	Depreciation	Total
Balances at December 31, 2005	$382,804	$1,189,501	$(355,202)	$1,217,103
Acquisition of real estate	34,289	92,420	—	126,709
Capital improvements, net	—	16,749	—	16,749
Depreciation expense	—	—	(41,563)	(41,563)
Transfer to properties held for disposition	—	—	27	27

Balances at June 30, 2006	$417,093	$1,298,670	$(396,738)	$1,319,025

On June 29, 2006, the Company closed on the purchase of Meadows Corporate Park, a 165,000 square foot multi-tenant office park in Silver Spring, Maryland, for $29.9 million. The park, which consists of two three-story buildings and one four-story building, was 92.1% leased to 40 tenants at the time of acquisition. In connection with the purchase, the Company assumed a $16.8 million mortgage with a fixed interest rate of 7.2% through November, 2011 at which time it can be prepaid without penalty.

On June 20, 2006, the Company purchased Beaumont at Lafayette, a 107,300 square foot multi-tenant flex park in Chantilly, Virginia, for $15.8 million. At the time of acquisition, the property was 84.0% leased to 16 tenants in two single-story buildings.

On June 14, 2006, the Company purchased four multi-tenant flex buildings, aggregating 88,800 square feet, located in Signal Hill, California, for $10.7 million. At the time of acquisition, the buildings were 97.7% leased to 52 tenants.

On February 8, 2006, the Company acquired WesTech Business Park, a 366,000 square foot office and flex park in Silver Spring, Maryland, for $69.7 million. The park consists of nine single-story buildings.

The following table summarizes the assets and liabilities acquired (in thousands):

Land	$34,289
Buildings	92,420
In-place leases	433

Total purchase price	127,142
Loan assumed	(17,939)
Net operating assets and liabilities acquired	(615)

Total cash paid	$108,588

During the quarter ended June 30, 2006, the Company sold two assets previously classified as properties held for disposition. In May, 2006, the Company sold a 30,500 square foot building located in Beaverton, Oregon, for a gross sales price of $4.4 million resulting in a gain of $1.5 million. Also, in May, 2006, the Company sold a 7,100 square foot unit at Miami International Commerce Center (“MICC”) for a gross sales price of $815,000 resulting in a gain of $154,000.

In the first quarter of 2006, the Company sold three assets previously classified as properties held for disposition. In February, 2006, the Company sold 10,100 square feet located at MICC for a gross sales price of $1.2 million resulting in a gain of $333,000. In addition, in March, 2006, the Company sold two additional units aggregating 15,200 square feet at MICC for a gross sales price of $1.7 million resulting in a gain of $378,000.

In February, 2005, the Company sold the 56,000 square foot retail center located at MICC for a sales price of $12.2 million resulting in a gain of $967,000. Also, in January, 2005, the Company closed on the sale of a 7,100 square foot unit at MICC for a gross sales price of $740,000 resulting in a gain of $142,000. On January 31, 2005, the Company closed on the sale of 8.2 acres of land within the Cornell Oaks project in Beaverton, Oregon, for a sales price of $3.6 million resulting in a gain of $1.8 million.

During the second quarter of 2005, the Company realized a gain of approximately $1.0 million from the November 2004 sale of Largo 95 in Largo, Maryland. The gain was previously deferred due to the Company’s obligation to complete certain leasing related items satisfied in 2005.

The Company has one separate 10,100 square foot unit at MICC that it anticipates selling and has therefore classified such unit as properties held for disposition at June 30, 2006.

The following table summarizes the condensed results of operations of the properties sold during 2006 and 2005 as well as properties held for disposition as of June 30, 2006, which are included in the consolidated statements of income as discontinued operations (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Rental income	$—	$1,767	$—	$3,997
Cost of operations	(28)	(566)	(98)	(1,173)
Depreciation expense	—	(599)	(27)	(1,188)

(Loss) Income from discontinued operations	$(28)	$602	$(125)	$1,636

In addition to minimum rental payments, tenants reimburse the Company for their pro rata share of specified operating expenses, which amounted to $0 and $193,000 for the three months ended June 30, 2006 and 2005, respectively. Reimbursements for the six months ended June 30, 2006 and 2005 were $0 and $533,000, respectively. These amounts are included as rental income and cost of operations in the table presented above for those assets either sold or classified as held for disposition.
4.	Leasing Activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to ten years. Future minimum rental income, excluding reimbursement of expenses, as of June 30, 2006 under these leases are as follows (in thousands):

2006	$102,708
2007	182,762
2008	138,145
2009	94,515
2010	67,653
Thereafter	114,956

$700,739

In addition to minimum rental payments, tenants reimburse the Company for their pro rata share of specified operating expenses, which amounted to $8.2 million and $6.6 million for the three months ended June 30, 2006 and 2005, respectively and $15.2 million and $12.9 million for the six months ended June 30, 2006 and 2005, respectively. These amounts are included as rental income and cost of operations in the accompanying consolidated statements of income.

Leases aggregating approximately 7% of the total leased square footage as of June 30, 2006 are subject to termination options which include leases for approximately 3% of the total leased square footage having termination options exercisable through December 31, 2006. In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

5.	Bank Loans

In August of 2005, the Company modified the terms of its line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100.0 million and matures on August 1, 2008. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.50% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.65%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $450,000 which will be amortized over the life of the Credit Facility. The Company had no balance outstanding as of June 30, 2006 or December 31, 2005. The Credit Facility requires the Company to meet certain covenants, and the Company was in compliance with all such covenants at June 30, 2006.

6.	Mortgage Notes Payable

Mortgage notes consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
8.190% mortgage note, principal and interest payable monthly, due March 2007	$5,155	$5,302
7.290% mortgage note, principal and interest payable monthly, due February 2009	5,569	5,645
5.730% mortgage note, principal and interest payable monthly, due March 2013	14,834	14,946
6.150% mortgage note, principal and interest payable monthly, due November 2031 (1)	17,939	—

	$43,497	$25,893

(1)	Mortgage note of $16.8 million has a stated interest rate of 7.200%. Based on the fair market value at the time of assumption, a loan premium of $1.1 million was computed based on an effective interest rate of 6.150%. This loan is repayable in without penalty beginning November, 2011.
At June 30, 2006, principal maturities of mortgage notes payable are as follows (in thousands):

2006	$504
2007	5,813
2008	858
2009	5,871
2010	773
Thereafter	29,678

$43,497

7.	Minority Interests

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

At June 30, 2006, there were 7,305,355 common units owned by PSI and its affiliates, which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at June 30, 2006, the minority interest units would convert into approximately 25.6% of the common shares outstanding. Combined with PSI’s common stock ownership, on a fully converted basis, PSI has a combined ownership of approximately 44.5% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests’ equity in the Company.

Preferred partnership units

Through the Operating Partnership, the Company has the following preferred units outstanding as of June 30, 2006 and December 31, 2005 (in thousands):

		Earliest
		Potential		June 30, 2006		December 31, 2005
		Redemption	Dividend	Units		Units
Series	Issuance Date	Date	Rate	Outstanding	Amount	Outstanding	Amount
Series E	September, 2001	September, 2006	9.250%	2,120	$53,000	2,120	$53,000
Series G	October, 2002	October, 2007	7.950%	800	20,000	800	20,000
Series J	May & June, 2004	May, 2009	7.500%	1,710	42,750	1,710	42,750
Series N	December, 2005	December, 2010	7.125%	800	20,000	800	20,000

				5,430	$135,750	5,430	$135,750

During the second quarter of 2005, the Company notified the holders of its 8.875% Series Y Cumulative Redeemable Preferred Units of its intent to redeem such units in July 2005. The Company reported the excess of the redemption amount over the carrying amount, $301,000, as an additional allocation of net income to preferred unit holders and a corresponding reduction of net income allocable to common shareholders and common unit holders for the three and six months ended June 30, 2005.

The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of June 30, 2006, the Company had $3.7 million of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.

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

The property management contract with PSI is for a seven year term with the term being automatically extended one year on each anniversary. At any time, either party may notify the other that the contract is not to be extended, in which case the contract will expire on the first anniversary of its then scheduled expiration date. For

PSI affiliate owned properties, PSI can cancel the property management contract upon 60 days notice while the Operating Partnership can cancel upon seven years notice. Management fee revenues under these contracts were $146,000 and $144,000 for the three months ended June 30, 2006 and 2005, respectively and $295,000 and $289,000 for the six months ended June 30, 2006 and 2005, respectively.
9.	Shareholders’ Equity

Preferred stock

As of June 30, 2006 and December 31, 2005, the Company had the following preferred stock outstanding (in thousands, except shares outstanding):

		Earliest
		Potential		June 30, 2006		December 31, 2005
		Redemption	Dividend	Shares		Shares
Series	Issuance Date	Date	Rate	Outstanding	Amount	Outstanding	Amount
Series D	May, 2001	May, 2006	9.500%	—	$—	2,634	$65,850
Series F	January, 2002	January, 2007	8.750%	2,000	50,000	2,000	50,000
Series H	January & October, 2004	January, 2009	7.000%	8,200	205,000	8,200	205,000
Series I	April, 2004	April, 2009	6.875%	3,000	75,000	3,000	75,000
Series K	June, 2004	June, 2009	7.950%	2,300	57,500	2,300	57,500
Series L	August, 2004	August, 2009	7.600%	2,300	57,500	2,300	57,500
Series M	May, 2005	May, 2010	7.200%	3,300	82,500	3,300	82,500
Series O	June, 2006	June, 2011	7.375%	3,000	75,000	—	—

				24,100	$602,500	23,734	$593,350

On June 16, 2006, the Company issued 3.0 million depositary shares, each representing 1/1,000 of a share of the 7.375% Cumulative Preferred Stock, Series O, at $25.00 per depositary share. The Company intends to use the proceeds from the offering to fund future property acquisitions, preferred equity redemptions and general corporate purposes.

On May 10, 2006, the Company redeemed 2.6 million depositary shares of its 9.500% Cumulative Preferred Stock, Series D for $65.9 million. In accordance with EITF Topic D-42, the redemption resulted in a reduction of net income allocable to common shareholders of $1.7 million for the three and six months ended June 30, 2006 equal to the excess of the redemption amount over the carrying amount of the redeemed securities.

In May of 2005, the Company issued 3.3 million depositary shares each representing 1/1,000 of a share of the 7.200% Cumulative Preferred Stock, Series M, at $25.00 per depositary share. The Company used the proceeds from the offering to fund property acquisitions, preferred equity redemptions and general corporate purposes.

The Company recorded $12.3 million and $10.7 million in distributions to its preferred shareholders for the three months ended June 30, 2006 and 2005, respectively. The Company recorded $23.5 million and $20.5 million in distributions to its preferred shareholders for the six months ended June 30, 2006 and 2005, respectively. The distributions for the three and six months ended June 30, 2006 include $1.7 million of non-cash distributions related to EITF Topic D-42.

Holders of the Company’s preferred stock are not entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends. As of June 30, 2006, the Company had $20.7 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common Stock

The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 4.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the three months ended June 30, 2006, the Company repurchased 84,100 shares of common stock at a cost of $4.4 million. Since inception of the program through June 30, 2006, the Company has repurchased an aggregate of 3.3 million shares of common stock at an aggregate cost of $102.6 million (average cost of $31.18 per share). No shares were repurchased during the three months ended June 30, 2005.

The Company paid $6.2 million ($0.29 per common share) and $6.3 million ($0.29 per common share) for the three months ended June 30, 2006 and 2005, respectively, and $12.4 million ($0.58 per common share) and $12.7 million ($0.58 per common share) for the six months ended June 30, 2006 and 2005, respectively, in distributions to its common shareholders. Pursuant to restrictions imposed by the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

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

The weighted average grant date fair value of the options granted in the six months ended June 30, 2006 and 2005 was $10.06 per share and $6.57 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the six months ended June 30, 2006 and 2005, respectively; a dividend yield of 2.2% and 2.6%; expected volatility of 18.0% and 17.7%; expected life of five years; and risk-free interest rates of 5.0% and 4.1%.

The weighted average grant date fair value of restricted stock units granted during the six months ended June 30, 2006 and 2005 was $54.60 and $39.84, respectively. The Company has calculated the fair value of each restricted stock unit grant using the market value on the date of grant.

At June 30, 2006, there were a combined total of 1.3 million options and restricted stock units authorized to grant. Information with respect to the 1997 Plan and 2003 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2005	599,871	$34.86
Granted	12,000	$51.25
Exercised	(19,000)	$34.05
Forfeited	(5,000)	$44.20

Outstanding at June 30, 2006	587,871	$35.14	6.53 Years	$14,026

Exercisable at June 30, 2006	331,671	$31.00	5.48 Years	$9,285

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2005	128,000	$39.27
Granted	116,400	$54.60
Vested	(11,550)	$34.60
Forfeited	(7,550)	$40.82

Nonvested at June 30, 2006	225,300	$47.38

Included in the Company’s consolidated statements of income for the three months ended June 30, 2006 and 2005, is $171,000 and $96,000, respectively, in net stock option compensation expense related to stock options granted. Net stock option compensation expense for the six months ended June 30, 2006 and 2005 was $273,000 and $188,000, respectively. Net compensation expense of $537,000 and $210,000 related to restricted stock units was recognized during the three months ended June 30, 2006 and 2005, respectively. Net compensation expense of $952,000 and $245,000 related to restricted stock units was recognized during the six months ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, there was $1.3 million of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 3.3 years. As of June 30, 2006, there was $8.5 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 3.5 years.

Cash received from stock option exercises was $647,000 and $1.3 million for the six months ended June 30, 2006 and 2005, respectively. The aggregate intrinsic value of the stock options exercised during the six months ended June 30, 2006 and 2005 was $367,000 and $685,000, respectively.

During the six months ended June 30, 2006, 11,550 restricted stock units vested; of this amount, 7,781 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the six months ended June 30, 2006 was $620,000. During the six months ended June 30, 2005, 12,750 restricted stock units vested; of this amount, 7,975 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the six months ended June 30, 2005 was $371,000.

In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income for the three and six months ended June 30, 2006, is $10,000 and $21,000, respectively, in compensation expense. As of June 30, 2006, there was $159,000 of unamortized compensation expense related to these shares. In May of 2006, the Company issued 5,000 shares to a director upon retirement with an aggregate fair value of $256,000.

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
Overview
     The Company owns and operates approximately 18.2 million rentable square feet of flex, industrial and office properties located in eight states.
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
     Beginning in 2005 and through the second quarter of 2006, the Company has experienced improving market conditions in generally all of its markets. In the Company’s accelerating markets such as Southern California, Washington D.C. and Miami, market conditions showed solid signs of an owner’s market. During the six months ended June 30, 2006, weighted average occupancies have improved and stabilized to rates in the range of 95% to 98%. Rental rates have shown signs of improvement while capital costs and concessions have been less onerous. While conditions in these accelerating markets are relatively good from an owner’s perspective, the Company has experienced some rental rate roll downs as it renews or replaces leases originally signed prior to 2002 at the highpoint of the market. The Company’s recovering markets, which include Portland, Northern California and three markets in Texas, have all shown varying signs of recovery. Each of these markets have seen flat to positive net absorption over the past two calendar quarters, increased deal activity and improved occupancies. See further discussion of operating results below.
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
Effect of Economic Conditions on the Company’s Operations:
     During 2005 and the first six months of 2006, strong economic conditions in the United States have begun to be reflected in the commercial real estate market. While comparative rental rates have slowly improved, with average rental rate roll downs diminishing steadily over the last two years, lease concessions have clearly improved from an owner’s perspective. Rent abatements and tenant improvements required to execute a transaction have eased.
     While the Company historically has experienced a low level of write-offs due to bankruptcy, there is inherent uncertainty in a tenant’s ability to continue paying rent if they are in bankruptcy. As of June 30, 2006, the Company did not have any tenants protected by Chapter 11 of the U.S. Bankruptcy Code. Several tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.
Effect of Economic Conditions on the Company’s Primary Markets:
     The Company has concentrated its operations in nine markets. The Company’s overall view of these markets as of June 30, 2006, is summarized below. Overall, during the six months ended June 30, 2006, the Company has seen rental rates on new leases and renewed leases within its portfolio increase by an average of 2.3% over expiring rents. The Company’s overall vacancy rate at June 30, 2006 was 6.1%. The Company has compiled the market occupancy information set forth below using third party reports for these respective markets. The Company considers these sources to be reliable, but there can be no assurance that the information in these reports is accurate.
     The Company owns approximately 4.0 million square feet in Southern California, which consists of the Los Angeles, Orange County, and San Diego markets. These markets represent the most stable and best performing markets in the country with decreasing vacancy rates, increasing rental rates and lower lease concessions. Vacancy rates have decreased throughout Southern California for flex, industrial and office space, and range from 2.2% to 7.2%, depending on markets and product type. The Company’s combined vacancy rate in these markets at June 30, 2006 was 4.6%.
     The Company owns approximately 1.5 million square feet in Northern California with a concentration in Sacramento, the East Bay (Hayward and San Ramon) and the Silicon Valley (San Jose). The vacancy rates in these submarkets stand at 9.1%, 5.5% and 10.1%, respectively. The greater Northern California market has a vacancy rate close to 17.7% compared to the Company’s vacancy rate at June 30, 2006 of 3.7%. While these submarkets continue to have high vacancy rates, the Company has been able to maintain lower levels of vacancy. In addition, rental rates received by the Company on new leases in these submarkets have remained relatively flat, decreasing 0.5% in the first six months of 2006.

     The Company owns approximately 1.2 million square feet in South Texas, which consists of the Austin and Houston markets. The vacancy rate was 12.2% in the Austin market and over 13.8% in the Houston market. Although the Austin market has experienced challenging economic conditions, due primarily to the reductions in the technology industry, market activity, rental rates and vacancy rates appear to be stabilizing. However, a high level of competition for tenants still exists. The Houston market has begun to stabilize with improving rental and occupancy rates. With a diverse tenant base, this market has not been as significantly impacted as other parts of Texas that were more reliant on the telecommunications and technology industries which have contracted over the last several years. The Company’s vacancy rate at June 30, 2006 was 12.2%.
     The Company owns approximately 1.7 million square feet in the Dallas Metroplex market. The vacancy rate in Las Colinas, where most of the Company’s properties are located, is 12.0%. This submarket continues to be challenged by new development, which may limit growth in rental rates and may make it more difficult to reduce vacancy levels. The Company’s vacancy rate at June 30, 2006 was 18.3%.
     The Company owns approximately 3.2 million square feet in the Airport West submarket of Miami-Dade County in Florida. The vacancy rate was 8.0% for the entire submarket, compared with a vacancy rate at Miami International Commerce Center (“MICC”) of 2.3% at June 30, 2006. The property is located less than one mile from the cargo entrance of the Miami International Airport, which is considered one of the most active ports in the Southeast. Leasing activity is strong, resulting in better than market occupancy.
     The Company owns approximately 2.9 million square feet in Northern Virginia, where the overall market vacancy rate was 8.3% as of June 30, 2006. The greater Washington D.C. market continues to be positively impacted by increased federal government spending on defense, national security and life sciences. This effect is expected to continue throughout 2006 and may result in increased rental rates and reduced vacancy. The Company’s vacancy rate in this market at June 30, 2006 was 5.0%.
     The Company owns approximately 1.8 million square feet in Maryland. The portfolio is primarily located in the Montgomery County submarket, which remains stable. Like Northern Virginia, the Maryland market benefits from increased federal government spending on defense, national security and life sciences. The Company’s vacancy rate in this market at June 30, 2006 was 2.5% compared to 8.9% for the market as a whole.
     The Company owns approximately 1.3 million square feet in the Beaverton submarket of Portland, Oregon. Market conditions continue to be affected by weak demand and high vacancy rates. The Company has experienced some improvement within the submarket in 2006, with increased leasing activity, stabilizing rental terms and vacancy rates, and reduced leasing costs. The vacancy rate in this submarket was 23.3% compared to the Company’s vacancy rate of 9.9% at June 30, 2006.
     The Company owns approximately 679,000 square feet in Phoenix and Tempe, Arizona. Overall, the Arizona market has been characterized by steady growth. The vacancy rate in this market is 7.1%. The Company’s vacancy rate in this market at June 30, 2006 was 5.7%.

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
     On June 29, 2006, the Company closed on the purchase of Meadows Corporate Park, a 165,000 square foot multi-tenant office park in Silver Spring, Maryland, for $29.9 million. The park, which consists of two three-story buildings and one four-story building, was 92.1% leased to 40 tenants at the time of acquisition. In connection with the purchase, the Company assumed a $16.8 million mortgage with a fixed interest rate of 7.2% through November, 2011 at which time it can be prepaid without penalty. The buildings are adjacent to the 366,000 square foot WesTech Business Park (“WesTech”) that the Company acquired in February of this year.
     On June 20, 2006, the Company purchased Beaumont at Lafayette, a 107,300 square foot multi-tenant flex park in Chantilly, Virginia, for $15.8 million. At the time of acquisition, the property was 84.0% leased to 16 tenants in two single-story buildings. The buildings are adjacent to a 197,000 square foot complex that the Company acquired and developed between 1999 and 2001.
     On June 14, 2006, the Company purchased four multi-tenant flex buildings, aggregating 88,800 square feet, located in Signal Hill, California, for $10.7 million. At the time of acquisition, the buildings were 97.7% leased to 52 tenants. The Company owns an additional 178,000 square feet of multi-tenant flex assets in the Signal Hill submarket.
     During the quarter ended June 30, 2006, the Company sold two assets previously classified as properties held for disposition. In May, 2006, the Company sold a 30,500 square foot building located in Beaverton, Oregon, for a gross sales price of $4.4 million resulting in a gain of $1.5 million. Also, in May, 2006, the Company sold 7,100 square feet at MICC for a gross sales price of $815,000 resulting in a gain of $154,000.
     On February 8, 2006, the Company acquired WesTech, a 366,000 square foot office and flex park in Silver Spring, Maryland, for $69.7 million. The park, which was 95.0% occupied at the time of acquisition, consists of nine single-story buildings.
     In the first quarter of 2006, the Company sold three assets aggregating 25,300 square feet located at MICC for a gross sales price of $2.9 million resulting in a gain of $711,000.
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
     During the year ended December 31, 2005, the Company sold Woodside Corporate Park located in Beaverton, Oregon. Net proceeds from the sale, after transactions costs, were $64.5 million and the Company reported a gain of $12.5 million. The sale consisted of 13 buildings comprising approximately 574,000 square feet and approximately 3.3 acres of adjacent land. The park was 76.8% leased at the time of the sale. In addition, the Company sold 8.2 acres of land in the Beaverton area for $3.6 million resulting in a gain of $1.8 million. Six units totaling approximately 44,000 square feet and a small parcel of land at MICC were sold for a combined sale price of $5.8 million. The Company sold a retail center located at MICC consisting of 56,000 square feet for a sales price of $12.2 million resulting in a gain of $967,000.

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
Concentration of Portfolio by Region:
     Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables) from continuing operations are summarized for the three and six months ended June 30, 2006 by major geographic region below. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them as well as the investor the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from these financial measures as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with generally accepted accounting principles. The tables below reflect rental income, operating expenses and NOI from continuing operations for the three and six months ended June 30, 2006 based on geographical concentration. The total of all regions is equal to the amount of rental income and cost of operations recorded by the Company in accordance with GAAP. As part of the tables below, we have shown the effect of depreciation and amortization on NOI. We have reconciled NOI to consolidated income from continuing operations before minority interests in the table under “Results of Operations” below. The percent of totals by region reflects the actual contribution to rental income, cost of operations and NOI during the period from properties included in continuing operations (in thousands):
Three Months Ended June 30, 2006:

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,913	21.9%	$15,099	25.5%	$4,158	22.8%	$10,941	26.7%
Northern California	1,500	8.4%	4,686	7.9%	1,161	6.4%	3,525	8.6%
Southern Texas	1,161	6.5%	2,570	4.3%	1,126	6.2%	1,444	3.5%
Northern Texas	1,688	9.4%	3,177	5.4%	1,578	8.7%	1,599	3.9%
Florida	3,187	17.8%	5,999	10.1%	2,022	11.1%	3,977	9.7%
Virginia	2,799	15.7%	12,000	20.3%	3,531	19.4%	8,469	20.7%
Maryland	1,609	9.0%	8,869	15.0%	2,327	12.8%	6,542	16.0%
Oregon	1,341	7.5%	5,013	8.5%	1,588	8.7%	3,425	8.4%
Arizona	679	3.8%	1,746	3.0%	704	3.9%	1,042	2.5%

Total before depreciation and amortization	17,877	100.0%	59,159	100.0%	18,195	100.0%	40,964	100.0%

Depreciation and amortization			—		20,950		(20,950)

Total			$59,159		$39,145		$20,014

Six Months Ended June 30, 2006:

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,913	21.9%	$29,823	25.3%	$8,255	22.8%	$21,568	26.4%
Northern California	1,500	8.4%	9,554	8.1%	2,392	6.6%	7,162	8.8%
Southern Texas	1,161	6.5%	5,102	4.3%	2,223	6.2%	2,879	3.5%
Northern Texas	1,688	9.4%	7,848	6.7%	2,933	8.1%	4,915	6.0%
Florida	3,187	17.8%	11,674	9.9%	4,196	11.6%	7,478	9.1%
Virginia	2,799	15.7%	24,940	21.1%	7,298	20.2%	17,642	21.6%
Maryland	1,609	9.0%	16,274	13.8%	4,298	11.9%	11,976	14.6%
Oregon	1,341	7.5%	9,294	7.9%	3,200	8.9%	6,094	7.5%
Arizona	679	3.8%	3,404	2.9%	1,346	3.7%	2,058	2.5%

Total before depreciation and amortization	17,877	100.0%	117,913	100.0%	36,141	100.0%	81,772	100.0%

Depreciation and amortization			—		41,536		(41,536)

Total			$117,913		$77,677		$40,236

Concentration of Credit Risk by Industry:
     The information below depicts the industry concentration of our tenant base as of June 30, 2006. The Company analyzes this concentration to understand significant industry exposure risk.

Business services	11.5%
Government	11.2%
Financial services	10.3%
Contractors	9.8%
Computer hardware, software and related services	9.5%
Warehouse, transportation and logistics	9.4%
Retail	5.9%
Communications	4.9%
Home furnishings	4.1%
Electronics	3.3%

79.9%

     The information below depicts the Company’s top ten customers by annual rents as of June 30, 2006 (in thousands):

			% of Total
Tenants	Square Footage	Annual Rents (1)	Annual Rents
U.S. Government	483	$13,010	5.5%
Kaiser Permanente	194	4,066	1.7%
County of Santa Clara	97	3,069	1.3%
Intel	214	2,990	1.3%
Axcelis Technologies	89	1,802	0.8%
Wells Fargo	102	1,651	0.7%
AARP	102	1,510	0.6%
Northrop Grumman	58	1,498	0.6%
MCI	72	1,221	0.5%
Montgomery County Public Schools	48	1,154	0.5%

	1,459	$31,971	13.5%

(1)	For leases expiring within one year, annualized rental income represents income to be received under existing leases from June 30, 2006 through the date of expiration.
Three and Six Months Ended June 30, 2006 Compared To Three and Six Months Ended June 30, 2005

     Results of Operations: Revenues increased $3.8 million for the three months ended June 30, 2006, over the same period in 2005 as a result of improved occupancy rates within the Company’s portfolio. Net income allocable to common shareholders for the three months ended June 30, 2006 was $4.4 million or $0.20 per diluted share compared to $5.8 million or $0.26 per diluted share for the same period in 2005. Net income allocable to common shareholders for the six months ended June 30, 2006 was $9.5 million or $0.44 per diluted share compared to $13.1 million or $0.59 per diluted share for the same period in 2005. The change for the three and six months in net income allocable to common shareholders was primarily from a decrease in the gain on disposition of real estate combined with additional distributions to preferred shareholders for redemption of preferred stock.
     The following table presents the operating results of the Company’s properties for the three and six months ended June 30, 2006 and 2005 in addition to other income and expense items affecting income from continuing operations. The Company breaks out Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Rental income:
Same Park (17.2 million net rentable square feet) (1)	$55,806	$55,389	0.8%	$112,659	$109,152	3.2%
Other Facilities (960,000 net rentable square feet) (2)	3,353	—	100.0%	5,254	—	100.0%

Total rental income	59,159	55,389	6.8%	117,913	109,152	8.0%

Cost of operations:
Same Park	17,134	16,623	3.1%	34,573	32,493	6.4%
Other Facilities	1,061	—	100.0%	1,568	—	100.0%

Total cost of operations	18,195	16,623	9.5%	36,141	32,493	11.2%

Net operating income (3):
Same Park	38,672	38,766	(0.2%)	78,086	76,659	1.9%
Other Facilities	2,292	—	100.0%	3,686	—	100.0%

Total net operating income	40,964	38,766	5.7%	81,772	76,659	6.7%

Other income and expenses:
Facility management fees	146	144	1.4%	295	289	2.1%
Interest and other income	1,573	982	60.2%	3,573	1,380	158.9%
Interest expense	(517)	(280)	84.6%	(1,030)	(562)	83.3%
Depreciation and amortization	(20,950)	(18,486)	13.3%	(41,536)	(36,912)	12.5%
General and administrative	(1,872)	(1,326)	41.2%	(3,522)	(2,764)	27.4%

Income from continuing operations before minority interest	$19,344	$19,800	(2.3%)	$39,552	$38,090	3.8%

Same Park gross margin (4)	69.3%	70.0%	(1.0%)	69.3%	70.2%	(1.3%)
Same Park weighted average for the period:
Occupancy	93.2%	91.9%	1.4%	93.0%	91.6%	1.5%
Annualized realized rent per square foot (5)	$13.89	$13.98	(0.6%)	$14.05	$13.81	1.7%

(1)	See below for a definition of Same Park.

(2)	Represents operating properties owned by the Company as of June 30, 2006 that are not included in Same Park.

(3)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” above for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

(4)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income.

(5)	Same Park realized rent per square foot represents the annualized Same Park rental income earned per occupied square foot. Excluding the bankruptcy settlement of $1.8 million, Same Park realized rent per square foot would have been $13.83 for the six months ended June 30, 2006.

     Supplemental Market Data and Trends: In order to evaluate the performance of the Company’s overall portfolio over two given years, management analyzes the operating performance of a consistent group of properties owned and operated throughout both those years. The Company refers to those properties as the Same Park facilities. For the three and six months ended June 30, 2006 and 2005, the Same Park facilities constitute 17.2 million net rentable square feet, which includes all assets in continuing operations that the Company owned and operated from January 1, 2005 through June 30, 2006, representing approximately 95% of the weighted average square footage of the Company’s portfolio for the six months ended June 30, 2006.
     Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables) from continuing operations are summarized for the three and six months ended June 30, 2006 and 2005. The Company’s property operations account for substantially all of the net operating income earned by the Company. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.
     The following tables summarize the Same Park operating results by major geographic region for the three and six months ended June 30, 2006 and 2005. In addition, the tables reflect the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2005 and the impact of such is included in Other Facilities in the tables below (in thousands):
Three Months Ended June 30, 2006 and 2005:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	June 30,	June 30,	Increase	June 30,	June 30,	Increase	June 30,	June 30,	Increase
Region	2006	2005	(Decrease)	2006	2005	(Decrease)	2006	2005	(Decrease)
Southern California	$13,979	$13,409	4.3%	$3,790	$3,542	7.0%	$10,189	$9,867	3.3%
Northern California	4,686	5,128	(8.6%)	1,161	1,136	2.2%	3,525	3,992	(11.7%)
Southern Texas	2,570	2,378	8.1%	1,126	1,029	9.4%	1,444	1,349	7.0%
Northern Texas	3,177	3,907	(18.7%)	1,578	1,701	(7.2%)	1,599	2,206	(27.5%)
Florida	5,999	5,425	10.6%	2,022	2,048	(1.3%)	3,977	3,377	17.8%
Virginia	11,960	12,226	(2.2%)	3,525	3,542	(0.5%)	8,435	8,684	(2.9%)
Maryland	6,676	6,276	6.4%	1,640	1,593	3.0%	5,036	4,683	7.5%
Oregon	5,013	4,872	2.9%	1,588	1,420	11.8%	3,425	3,452	(0.8%)
Arizona	1,746	1,768	(1.2%)	704	612	15.0%	1,042	1,156	(9.9%)

Total Same Park	55,806	55,389	0.8%	17,134	16,623	3.1%	38,672	38,766	(0.2%)
Other Facilities	3,353	—	100.0%	1,061	—	100.0%	2,292	—	100.0%

Total before depreciation and amortization	59,159	55,389	6.8%	18,195	16,623	9.5%	40,964	38,766	5.7%
Depreciation and amortization	—	—	—	20,950	18,486	13.3%	(20,950)	(18,486)	13.3%

Total	$59,159	$55,389	6.8%	$39,145	$35,109	11.5%	$20,014	$20,280	(1.3%)

Six Months Ended June 30, 2006 and 2005:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	June 30,	June 30,	Increase	June 30,	June 30,	Increase	June 30,	June 30,	Increase
Region	2006	2005	(Decrease)	2006	2005	(Decrease)	2006	2005	(Decrease)
Southern California	$27,866	$26,886	3.6%	$7,605	$7,160	6.2%	$20,261	$19,726	2.7%
Northern California	9,554	9,633	(0.8%)	2,392	2,226	7.5%	7,162	7,407	(3.3%)
Southern Texas	5,102	4,656	9.6%	2,223	2,033	9.3%	2,879	2,623	9.8%
Northern Texas	7,848	7,591	3.4%	2,933	2,763	6.2%	4,915	4,828	1.8%
Florida	11,674	10,811	8.0%	4,196	3,840	9.3%	7,478	6,971	7.3%
Virginia	24,900	24,419	2.0%	7,290	7,159	1.8%	17,610	17,260	2.0%
Maryland	13,016	12,369	5.2%	3,387	3,277	3.4%	9,629	9,092	5.9%
Oregon	9,295	9,331	(0.4%)	3,201	2,797	14.4%	6,094	6,534	(6.7%)
Arizona	3,404	3,456	(1.5%)	1,346	1,238	8.7%	2,058	2,218	(7.2%)

Total Same Park	112,659	109,152	3.2%	34,573	32,493	6.4%	78,086	76,659	1.9%
Other Facilities	5,254	—	100.0%	1,568	—	100.0%	3,686	—	100.0%

Total before depreciation and amortization	117,913	109,152	8.0%	36,141	32,493	11.2%	81,772	76,659	6.7%
Depreciation and amortization	—	—	—	41,536	36,912	12.5%	(41,536)	(36,912)	12.5%

Total	$117,913	$109,152	8.0%	$77,677	$69,405	11.9%	$40,236	$39,747	1.2%

     The discussion of regional information below relates to Same Park properties:

Southern California
This region includes San Diego, Orange and Los Angeles Counties. The increase in rental income is the result of a stable market supported by a diverse economy. Weighted average occupancies have increased from 94.9% for the first six months in 2005 to 95.8% for the first six months in 2006. Annualized realized rent per square foot increased 2.7% from $15.47 per square foot for the first six months in 2005 to $15.88 per square foot for the first six months in 2006. These markets have experienced increased rental rates and decreasing vacancy rates as strong economic conditions continue which sustained high levels of demand.
Northern California
This region includes Sacramento, South San Francisco, the East Bay and the Silicon Valley submarkets that continue to be affected by an oversupply of commercial space due in part to failed technology companies. The negative economic conditions experienced in the Silicon Valley submarket have been mitigated by our stronger Northern California submarkets, such as Sacramento. Weighted average occupancies have outperformed the market with occupancy increasing from 93.6% for the first six months in 2005 to 93.8% for the first six months in 2006. Annualized realized rent per square foot decreased 1.0% from $13.72 per square foot for the first six months in 2005 to $13.58 per square foot for the first six months in 2006.
Southern Texas
This region, which includes Austin, is one of the Company’s markets that had faced challenging conditions with the Company’s operating results impacted by the effect of sharply reduced market rental rates, higher vacancies and business failures. During the first half of 2006, the Company’s Southern Texas portfolio has experienced a moderate level of activity which is evidenced in the occupancy improvement within the portfolio. Weighted average occupancies for the region have increased from 82.5% for the first six months in 2005 to 88.9% for the first six months in 2006. Annualized realized rent per square foot increased 1.6% from $9.72 per square foot for the first six months of 2005 to $9.88 per square foot for the first six months in 2006.
Northern Texas
This region includes the Dallas area. This market has been impacted by high vacancy levels and rent roll downs due to general availability of space, modest economic drivers and ongoing development. However, leasing activity in the market has increased modestly during the first half of 2006. Weighted average occupancies have decreased from 85.6% for the first six months in 2005 to 79.3% for the first six months in 2006. The decrease in the Company’s weighted average occupancy was primarily due to the expiration of 198,000 square feet previously leased to Citigroup. Annualized realized rent per square foot decreased 14.2% from $10.51 per square foot for the first six months in 2005 to $9.02 per square foot for the first six months in 2006.
Florida
This region consists of the Company’s business park located in the submarket of Miami-Dade County. The park is located less than one mile from the Miami International Airport. Weighted average occupancies have increased from 91.3% for the first six months in 2005 to 95.8% for the first six months in 2006. Annualized realized rent per square foot increased 3.0% from $7.43 per square foot for the first six months in 2005 to $7.65 for the first six months in 2006. Operating expenses for the six months ended June 30, 2006 have increased by 9.3% over the same period in 2005 due primarily to repairs and maintenance related to the continued clean-up from hurricane damage sustained in 2005 along with increased property taxes as a result of increases in the property’s assessed value.

Virginia
This region includes the major Northern Virginia suburban markets surrounding the greater Washington D.C. metropolitan area. The greater Washington D.C. market continues to demonstrate solid fundamentals with sustained demand for space, improving rental rates and lower concessions. A major contributor to the market strength is tied to government contracting and defense spending. Approximately 13% of the existing leases in this market were executed prior to 2002, which was considered a high point in the market. This has and will continue to result in some rental rate roll downs in the Washington D.C. portfolio, which includes the Northern Virginia and Maryland markets. Weighted average occupancies have decreased from 95.4% for the first six months in 2005 to 95.1% for the first six months in 2006. Annualized realized rent per square foot increased 2.3% from $18.36 per square foot for the first six months in 2005 to $18.79 per square foot for the first six months in 2006.
Maryland
This region consists of facilities primarily in Montgomery County. Considered part of the greater Washington D.C. market, Maryland continues to experience solid market demands. In more recent years this submarket has had a significant amount of sublease space, which placed increased pressure on rental rates and vacancy. This supply of sublease space has decreased, thereby decreasing downward pressure on rental rates. Weighted average occupancies have increased from 94.4% for the first six months in 2005 to 98.1% for the first six months in 2006. Annualized realized rent per square foot increased 1.3% from $21.15 per square foot for the first six months in 2005 to $21.42 per square foot for the first six months in 2006.
Oregon
This region consists primarily of two business parks in the Beaverton submarket of Portland, Oregon. Portland has been one of the markets hardest hit by the technology slowdown. In 2003 and 2004, the slowdown resulted in early lease terminations, low levels of tenant retention and significant declines in rental rates. During 2005 and continuing in 2006, the market experienced higher levels of leasing activity, with rental rates declining significantly from in-place rents and higher leasing concessions. Weighted average occupancies have increased from 85.4% for the first six months in 2005 to 88.7% for the first six months in 2006. Annualized realized rent per square foot decreased 4.1% from $16.29 per square foot for the first six months in 2005 to $15.62 per square foot for the first six months in 2006.
Arizona
The Arizona region consists primarily of properties in the Phoenix and Tempe areas, where rents are moderately increasing and rent concessions have been reduced. Weighted average occupancies have decreased from 94.3% for the first six months in 2005 to 93.4% for the first six months in 2006. Annualized realized rent per square foot decreased 0.6% from $10.79 per square foot for the first six months in 2005 to $10.73 for the first six months in 2006. These slight decreases were a result of a few small tenants vacating their leases.
     Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the three months ended June 30, 2006, $146,000 in revenue was recognized from facility management operations compared to $144,000 for the same period in 2005. During the six months ended June 30, 2006, $295,000 in revenue was recognized from facilities management operations compared to $289,000 for the same period in 2005.
     Cost of Operations: Cost of operations for the three months ended June 30, 2006 was $18.2 million compared to $16.6 million for the same period in 2005, an increase of 9.6%. Cost of operations as a percentage of rental income remained fairly consistent for the three months ended June 30, 2006 and 2005 at 30.8% and 30.0%, respectively. Cost of operations for the six months ended June 30, 2006 was $36.1 million compared to $32.5 million for the same period in 2005, an increase of 11.2%. Cost of operations as a percentage of rental income remained fairly consistent for the six months ended June 30, 2006 and 2005 at 30.7% and 29.8%, respectively. The slight increase as a percentage of rental income is primarily due to higher insurance costs, property taxes and utilities.

     Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended June 30, 2006 was $21.0 million compared to $18.5 million for the same period in 2005. Depreciation and amortization expense for the six months ended June 30, 2006 was $41.5 million compared to $36.9 million for the same period in 2005. This increase is primarily due to the acquisition of WesTech, as well as depreciation expense on capital and tenant improvements acquired during 2005.
     General and Administrative Expense: General and administrative expense consisted of the following expenses (in thousands):

	For the Three Months Ended
	June 30,		Increase
	2006	2005	(Decrease)
Compensation expense	$726	$735	(1.2%)
Stock compensation expense	587	134	338.1%
Professional fees	212	176	20.5%
Investor services	149	66	125.8%
Other expenses	198	215	(7.9%)

	$1,872	$1,326	41.2%

	For the Six Months Ended
	June 30,		Increase
	2006	2005	(Decrease)
Compensation expense	$1,500	$1,580	(5.1%)
Stock compensation expense	996	253	293.7%
Professional fees	391	347	12.7%
Investor services	211	144	46.5%
Other expenses	424	440	(3.6%)

	$3,522	$2,764	27.4%

     For the three months ended June 30, 2006, general and administrative costs have increased $546,000 or 41.2% over the same period in 2005. For the six months ended June 30, 2006, general and administrative cost have increased $758,000 or 27.4% over the same period in 2005. The primary cause of the increase relates to stock compensation expense as a result of the long term incentive plan for senior management put into place in the first quarter of 2006.
     Interest and Other Income: Interest and other income reflect earnings on cash balances in addition to miscellaneous income items. Interest income was $1.6 million for the three months ended June 30, 2006 compared to $945,000 for the same period in 2005. Interest income was $3.5 million and $1.3 million for the six months ended June 30, 2006 and 2005, respectively. The increase is attributable to higher cash balances and higher effective interest rates. Average cash balances and effective interest rates for the six months ended June 30, 2006 were $124.1 million and 5.0%, respectively, compared to $102.6 million and 2.6%, respectively, for the same period in 2005.
     Interest Expense: Interest expense was $517,000 for the three months ended June 30, 2006 compared to $280,000 for the same period in 2005. Interest expense was $1.0 million and $562,000 for the six months ended June 30, 2006 and 2005, respectively. The increase is primarily attributable to the mortgage assumed in connection with the purchase of Rose Canyon Business Park in San Diego, California.
     Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $4.3 million ($2.8 million allocated to preferred unit holders and $1.5 million allocated to common unit holders) for the three months ended June 30, 2006 compared to $4.9 million ($3.0 million allocated to preferred unit holders and $1.9 million allocated to common unit holders) for the same period in 2005. Minority interest in income was $8.8 million ($5.6 million allocated to preferred unit holders and $3.2 million allocated to common unit holders) and $10.1 million ($5.7 million allocated to preferred unit holders and $4.4 million allocated to common unit holders) for the six months ended June 30, 2006 and 2005, respectively. The decrease was primarily due to the reduction of gain on disposition of real estate and income from sold properties allocated to minority interest.

Liquidity and Capital Resources
     Cash and cash equivalents decreased $86.1 million from $200.4 million at December 31, 2005 to $114.4 million at June 30, 2006. The primary reason for the decrease was property acquisitions partially offset by retained operating cash flow and the net change in preferred equity.
     Net cash provided by operating activities for the six months ended June 30, 2006 and 2005 was $83.8 million and $73.9 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements and debt service requirements and to maintain the current level of distributions to shareholders in addition to providing additional cash for future growth, debt repayment, and preferred equity redemptions.
     Net cash used in investing activities was $117.1 million for the six months ended June 30, 2006 compared to $2.4 million for the same period in 2005. During the six months ended June 30, 2006, the Company acquired two properties in Maryland, a property in Virginia and a property in California for a combined total of $108.6 million. The Company sold four units at MICC for an aggregate total of $3.5 million and a property at Beaverton, Oregon for $4.2 million, and incurred capital expenditures of $16.8 million. During the first six months of 2005 the Company received $16.3 million in proceeds from sale of real estate which was offset by $18.7 million in cash used for capital improvements.
     Net cash used in financing activities was $52.7 million for the six months ended June 30, 2006 compared to net cash provided by financing activities of $38.0 million for the six months ended June 30, 2005. The change of $90.7 million is primarily the result of the Company repurchasing $65.9 million of preferred stock and $16.1 million of common stock during the year combined with a decrease of $7.0 million in net proceeds in the issuance of preferred stock.
     The Company’s capital structure is characterized by a low level of leverage. As of June 30, 2006, the Company had four fixed rate mortgages totaling $43.5 million, which represented 1.8% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding mortgages and (3) the total number of common shares and common units outstanding on June 30, 2006 multiplied by the closing price of the stock on that date. The weighted average interest rate for the mortgages is approximately 6.39% per annum. The Company had approximately 6.2% of its properties, in terms of net book value, encumbered at June 30, 2006.
     In August of 2005, the Company modified the terms of its line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100.0 million and matures on August 1, 2008. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.50% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.65%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $450,000 which will be amortized over the life of the Credit Facility. The Company had no balance outstanding as of June 30, 2006 or December 31, 2005.
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
     FFO for the Company is computed as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income allocable to common shareholders	$4,395	$5,772	$9,457	$13,096
Gain on disposition of real estate	(1,617)	(1,016)	(2,328)	(3,930)
Depreciation and amortization	20,950	19,084	41,563	38,100
Minority interest in income — common units	1,501	1,921	3,225	4,375

Consolidated FFO allocable to common shareholders and minority interests	25,229	25,761	51,917	51,641
FFO allocated to minority interests — common units	(6,408)	(6,425)	(13,187)	(12,930)

FFO allocated to common shareholders	$18,821	$19,336	$38,730	$38,711

     FFO allocated to common shareholders for the six months ended June 30, 2006, increased less than 1.0% from the same period in 2005. The increase in FFO is primarily due to net operating income from acquired properties and a payment received from a former tenant in connection with a bankruptcy settlement of $1.8 million partially offset by the increase in non-cash distributions associated with preferred equity redemptions.
     Capital Expenditures: During the six months ended June 30, 2006, the Company expended $14.7 million in recurring capital expenditures or $0.83 per weighted average square foot owned. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the six months ended June 30, 2005, the Company expended $16.4 million in recurring capital expenditures or $0.92 per weighted average square foot owned. The following table shows total capital expenditures for the stated periods (in thousands):

	Six Months Ended
	June 30,
	2006	2005
Recurring capital expenditures	$14,733	$16,443
Property renovations and other capital expenditures	2,024	2,246

Total capital expenditures	$16,757	$18,689

     Stock Repurchase: The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 4.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the six months ended June 30, 2006, the Company repurchased 309,100 shares of common stock at a cost of $16.1 million. Since inception of the program through June 30, 2006, the Company has repurchased an aggregate of 3.3 million shares of common stock at an aggregate cost of $102.6 million (average cost of $31.18 per share). No shares were repurchased during the six months ended June 30, 2005.
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
     Related Party Transactions: At June 30, 2006, PSI and its affiliates owned 25.5% of the outstanding shares of the Company’s common stock and 25.6% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PSI would own 44.5% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PSI. Harvey Lenkin is a Director of both the Company and PSI.
     Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services, which are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $80,000 and $85,000 for the three months ended June 30, 2006 and 2005, respectively and $160,000 and $170,000 for the six months ended June 30, 2006 and 2005, respectively. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled $146,000 and $144,000 for each of the three months ended June 30, 2006 and 2005, respectively and $295,000 and $289,000 for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, the Company has recorded amounts due from PSI of $1.2 million ($551,000 at December 31, 2005), for these contracts, as well as for amounts paid by the Company on behalf of PSI, in other assets on the accompanying consolidated balance sheets.
     Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.
     Contractual Obligations: The Company is scheduled to pay cash dividends of approximately $55.4 million per year on its preferred equity outstanding as of June 30, 2006. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At June 30, 2006, the Company’s debt as a percentage of total market capitalization was 1.8%. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding mortgages and (3) the total number of common shares and common units outstanding on June 30, 2006 multiplied by the closing price of the stock on that date.
     The Company’s market risk sensitive instruments at June 30, 2006 include mortgage notes payable of $43.5 million and the Company’s Credit Facility. All of the Company’s mortgage notes payable bear interest at fixed rates. At June 30, 2006, the Company had no balance outstanding under its Credit Facility. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable and line of credit as of June 30, 2006. Based on borrowing rates currently available to the Company, combined with the amount of fixed rate debt financing, the difference between the carrying amount of debt and its fair value is insignificant.
ITEM 4. CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The information contained in Note 10 to the Consolidated Financial Statements in this Form 10-Q regarding legal proceedings is incorporated by reference in this Item 1.
ITEM 1A. RISK FACTORS
     In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating our company and our business.
PSI has significant influence over us.

     At June 30, 2006, PSI and its affiliates owned 25.5% of the outstanding shares of the Company’s common stock and 25.6% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PSI would own 44.5% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PSI. Harvey Lenkin is a Director of both the Company and PSI. Consequently, PSI has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the Operating Partnership. In addition, PSI’s ownership may make it more difficult for another party to take over our company without PSI’s approval.
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
     We may encounter significant delays and expense in reletting vacant space, or we may not be able to relet space at existing rates, in each case resulting in losses of income: When leases expire, we will incur expenses in retrofitting space and we may not be able to release the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. Our properties as of June 30, 2006 generally have lower vacancy rates than the average for the markets in which they are located, and leases accounting for 8.3% of our annual rental income expire in 2006 and 19.5% in 2007. While we have estimated our cost of renewing leases that expire in 2006 and 2007, our estimates could be wrong. If we are unable to release space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.
     Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty in collecting from tenants in default, particularly if they declare bankruptcy. This could affect our cash flow and distributions to shareholders. Since many of our tenants are non-rated private companies, this risk may be enhanced. While the Company historically has experienced a low level of write-offs due to bankruptcy, there is inherent uncertainty in a tenant’s ability to continue paying rent if they are in bankruptcy. As of June 30, 2006, the Company did not have any tenants protected by Chapter 11 of the U.S. Bankruptcy Code. Several tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.
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
     Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. At June 30, 2006, PSI and its affiliates owned 25.5% of the outstanding shares of the Company’s common stock and 25.6% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PSI would own 44.5% of the outstanding shares of the Company’s common stock. These shares, as well as shares of common stock held by certain other significant stockholders, are eligible to be sold in the public market, subject to compliance with applicable securities laws.
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
     The following table contains information regarding the Company’s repurchase of its common stock during the three months ended June 30, 2006.
Issuer Repurchases of Equity Securities:

			Total Number of	Maximum Number of
	Total Number		Shares Repurchased as	Shares that May Yet
	of Shares	Average Price	Part of Publicly	Be Repurchased
Period Covered	Repurchased	Paid per Share	Announced Program	Under the Program
April 1 through April 30, 2006	—	$—	—	1,291,889
May 1 through May 31, 2006	84,100	$52.61	84,100	1,207,789
June 1 through June 30, 2006	—	$—	—	1,207,789

Total	84,100	$52.61	84,100	1,207,789

     See Note 9 to the consolidated financial statements for additional information on repurchases of equity securities.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company held its annual meeting of shareholders on May 1, 2006, and the following matters were voted on at the meeting:
1. The election of the following directors for the succeeding year or until their successors are duly qualified and elected:

	Total Votes
	Voted For	Withheld
Ronald L. Havner, Jr.	19,801,410	308,046
Joseph D. Russell, Jr.	19,802,374	307,082
R. Wesley Burns	20,041,970	67,486
Vern O. Curtis	19,865,154	244,302
Arthur M. Friedman	19,992,208	117,248
James H. Kropp	19,991,718	117,738
Harvey Lenkin	18,403,156	1,706,300
Alan K. Pribble	18,593,091	1,516,365
2. The shareholders approved an amendment to the bylaws to change the authorized number of directors from a range of 5 to 9 to a range of 7 to 13, with the number initially set at 8. There were 19,458,963 votes cast for the amendment; 638,181 votes against the amendment and 12, 311 votes abstained.
3. The shareholders approved the PS Business Parks, Inc. Performance-Based Compensation Plan. There were 19,697,225 votes cast for approval of the plan; 402,064 votes against the plan and 10,166 votes abstained.

4. The shareholders approved ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ended December 31, 2006. There were 19,692,315 votes cast for ratification; 410,140 votes cast against ratification; 7,000 votes abstained; and 0 broker non-votes.
ITEM 6. EXHIBITS
Exhibits

Exhibit 3.1	Restated Bylaws of PS Business Parks, Inc., as amended. Filed herewith.

Exhibit 3.2	Certificate of Determination of Preferences of 7.375% Series O Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated May 22, 2006 and incorporated herein by reference.

Exhibit 4.1	Deposit Agreement Relating to 7.375% Cumulative Preferred Stock, Series O of PS Business Parks, Inc. dated as of May 18, 2006. Filed with Registrant’s Current Report on Form 8-K dated May 22, 2006 and incorporated herein by reference.

Exhibit 4.2	Specimen Stock Certificate for Registrant’s 7.375% Cumulative Preferred Stock, Series O. Filed with Registrant’s Current Report on Form 8-K dated May 22, 2006 and incorporated herein by reference.

Exhibit 10.1	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to the 7.375% Series O cumulative Redeemable Preferred Units. Filed herewith.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2006

PS BUSINESS PARKS, INC.

BY:	/s/ Edward A. Stokx
Edward A. Stokx
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Bylaws of PS Business Parks, Inc., as amended. Filed herewith.

Exhibit 3.2	Certificate of Determination of Preferences of 7.375% Series O Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated May 22, 2006 and incorporated herein by reference.

Exhibit 4.1	Deposit Agreement Relating to 7.375% Cumulative Preferred Stock, Series O of PS Business Parks, Inc. dated as of May 18, 2006. Filed with Registrant’s Current Report on Form 8-K dated May 22, 2006 and incorporated herein by reference.

Exhibit 4.2	Specimen Stock Certificate for Registrant’s 7.375% Cumulative Preferred Stock, Series O. Filed with Registrant’s Current Report on Form 8-K dated May 22, 2006 and incorporated herein by reference.

Exhibit 10.1	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to the 7.375% Series O cumulative Redeemable Preferred Units. Filed herewith.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.