Form 10-K
period 2006-12-31
PS BUSINESS PARKS INC/CA
filed 2007-02-27
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-10709
PS BUSINESS PARKS, INC.
(Exact name of registrant as specified in its charter)

California	95-4300881
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
701 Western Avenue, Glendale, California 91201-2397
(Address of principal executive offices) (Zip Code)
818-244-8080
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of
7.000% Cumulative Preferred Stock, Series H, $0.01 par value per share	American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of
6.875% Cumulative Preferred Stock, Series I, $0.01 par value per share	American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of
7.950% Cumulative Preferred Stock, Series K, $0.01 par value per share	American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of
7.600% Cumulative Preferred Stock, Series L, $0.01 par value per share	American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of
7.200% Cumulative Preferred Stock, Series M, $0.01 par value per share	American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of
7.375% Cumulative Preferred Stock, Series O, $0.01 par value per share	American Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of
6.700% Cumulative Preferred Stock, Series P, $0.01 par value per share	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☑ Accelerated Filer ☐ Non-accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $936,035,059 based on the closing price as reported on the American Stock Exchange.
     Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 23, 2007 (the latest practicable date): 21,318,663.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I.
ITEM 1. BUSINESS
The Company
     PS Business Parks, Inc. (“PSB”) is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties, primarily multi-tenant flex, office and industrial space. As of December 31, 2006, PSB owned approximately 75% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units were owned by Public Storage, Inc. (“PSI” or “Public Storage”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references to “the Company,” “we,” “us,” “our,” and similar references mean PS Business Parks, Inc. and its subsidiaries, including the Operating Partnership.
     As of December 31, 2006, the Company owned and operated approximately 18.7 million rentable square feet of commercial space located in eight states: Arizona, California, Florida, Maryland, Oregon, Texas, Virginia, and Washington. The Company also manages approximately 1.4 million rentable square feet on behalf of PSI and its affiliated entities.
     History of the Company: The Company was formed in 1990 as a California corporation under the name Public Storage Properties XI, Inc. In a March 17, 1998 merger with American Office Park Properties, Inc. (“AOPP”) (the “Merger”), the Company acquired the commercial property business previously operated by AOPP and was renamed “PS Business Parks, Inc.” Prior to the merger in January, 1997, AOPP was reorganized to succeed to the commercial property business of PSI, becoming a fully integrated, self advised and self managed REIT.
     From 1998 through 2001, the Company added 9.7 million square feet in Virginia, Maryland, Texas, Oregon, California and Arizona, acquiring 9.2 million square feet of commercial space from unaffiliated third parties and developing an additional 500,000 square feet.
     In 2002, the economy and real estate fundamentals softened. This resulted in an environment in which the Company was unable to identify acquisitions at prices that met its investment criteria. The Company disposed of four properties totaling 386,000 square feet that no longer met its investment criteria.
     In 2003, the Company acquired 4.1 million square feet of commercial space from unaffiliated third parties, including a 3.4 million square foot property located in Miami, Florida, which represented a new market for the Company. The Miami property represented approximately 18% of the Company’s aggregate rentable square footage at December 31, 2003. The cost of these acquisitions was $282.4 million. The Company also disposed of four properties totaling 226,000 square feet as well as a one acre plot of land that no longer met its investment criteria.
     In 2004, the Company made only one acquisition, a 165,000 square foot asset in Fairfax, Virginia, for $24.1 million. During 2004, the Company sold two significant assets, comprising 400,000 square feet in Maryland resulting in a gain of $15.2 million. Additionally in 2004, the Company sold an aggregate of 91,000 square feet in Texas, Oregon and Miami.
     In 2005, the Company acquired one asset, a 233,000 square foot multi-tenant flex space in San Diego, California. The asset, which was 94.6% leased at the time of acquisition, was purchased for $35.1 million. In connection with the acquisition, the Company assumed a $15.0 million mortgage which bears interest at a fixed rate of 5.73%. During 2005, the Company sold Woodside Corporate Park, a 574,000 square foot flex and office park in Beaverton, Oregon, for $64.5 million resulting in a gain of $12.5 million. The park was 76.8% leased at the time of the sale. Additionally in 2005, the Company sold 100,000 square feet and some parcels of land in Miami and Oregon.
     In 2006, the Company acquired 1.2 million square feet for an aggregate cost of $180.3 million. The Company acquired WesTech Business Park, a 366,000 square foot office and flex park in Silver Spring, Maryland, for $69.3 million; a 88,800 square foot multi-tenant flex park in Signal Hill, California, for $10.7 million; a 107,300 square foot multi-tenant flex park in Chantilly, Virginia, for $15.8 million, Meadows Corporate Park; a 165,000 square foot multi-tenant office park in Silver Spring, Maryland, for $29.9 million; Rogers Avenue, a 66,500 square foot multi-tenant industrial and flex park in San Jose, California, for $8.4 million; and Boca Commerce Park and Wellington Commerce Park, two multi-tenant industrial, flex and storage parks, aggregating 398,000 square feet, located in Palm Beach County, Florida, for $46.2 million. In connection with the Meadows Corporate Park purchase, the Company assumed a $16.8 million mortgage with a fixed interest rate of 7.20% through November, 2011, at which time it can be prepaid without penalty. In addition, in connection with the Palm Beach County purchases, the Company assumed three mortgages with a combined total of $23.8 million with a weighted average fixed interest rate of 5.84%. During 2006, the Company sold a 30,500 square foot building located in Beaverton, Oregon, for $4.4 million resulting in a gain of $1.5 million. Additionally in 2006, the Company sold 32,400 square feet in Miami for a combined total of $3.7 million, resulting in a gain of $865,000.
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
     Business of the Company: The Company is in the commercial property business, with properties consisting of multi-tenant flex, industrial, and office space. The Company owns approximately 11.5 million square feet of flex space. The Company defines “flex” space as buildings that are configured with a combination of warehouse and office space and can be designed to fit a wide variety of uses. The warehouse component of the flex space has a number of uses including light manufacturing and assembly, storage and warehousing, showroom, laboratory, distribution and research and development activities. The office component of flex space is complementary to the warehouse component by enabling businesses to accommodate management and production staff in the same facility. The Company owns approximately 3.9 million square feet of industrial space that have characteristics similar to the warehouse component of the flex space. In addition, the Company owns approximately 3.3 million square feet of low-rise office space, generally either in business parks that combine office and flex space or in submarkets where the economics of the market demand an office build-out.
     The Company’s commercial properties typically consist of low-rise buildings, ranging from one to over fifty buildings per property, located on up to 216 acres and comprising from approximately 12,000 to 3.2 million aggregate square feet of rentable space. Facilities are managed through either on-site management or area offices central to the facilities. Parking is generally open but in some instances is covered. The ratio of parking spaces to rentable square feet ranges from two to six per thousand square feet depending upon the use of the property and its location. Office space generally requires a greater parking ratio than most industrial uses. The Company may acquire properties that do not have these characteristics.
     The tenant base for the Company’s facilities is diverse. The portfolio can be bifurcated into those facilities that service small to medium-sized businesses and those that service larger businesses. Approximately 39.7% of in-place rents from the portfolio are from facilities that serve small to medium-sized businesses. A property in this facility type is typically divided into units ranging in size from 500 to 4,999 square feet and leases generally range from one to three years. The remaining 60.3% of the in-place rents are derived from facilities that serve larger businesses, with units greater than or equal to 5,000 square feet. The Company also has several tenants that lease space in multiple buildings and locations. The U.S. Government is the largest tenant with leases encompassing 469,000 square feet, in 12 separate locations, or approximately 5.1% of the Company’s annual revenue.
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
     The Company has acquired land for the development of commercial properties. The Company owned approximately 6.4 acres of land in Northern Virginia, 14.9 acres in Portland, Oregon, 1.0 acre in Rockville, Maryland and 10.0 acres in Dallas, Texas as of December 31, 2006.
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
     Preferred Units: As of December 31, 2006, the Operating Partnership had an aggregate of 3.3 million preferred units owned by third parties with distribution rates ranging from 7.125% to 7.950% (per annum) with an aggregate stated value of $82.8 million. The Operating Partnership has the right to redeem each series of preferred units on or after the fifth anniversary of the issuance date of the series at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. Each series of preferred units is exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PS Business Parks, Inc. on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the applicable series of preferred units.
     As of December 31, 2006, in connection with the Company’s issuance of publicly traded Cumulative Preferred Stock, the Company owned 24.9 million preferred units of various series with a stated value of $622.5 million with terms substantially identical to the terms of the publicly traded depositary shares each representing 1/1,000 of a share of 6.875% to 8.750% Cumulative Preferred Stock of the Company. On December 15, 2006, the Company called 2.0 million depositary shares ($50.0 million) of its 8.750% Cumulative Preferred Stock, Series F for January 29, 2007 redemption. The holders of all series of Preferred Stock may combine to elect two additional directors if the Company fails to make dividend payments for six quarterly dividend payment periods, whether or not consecutive.
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
     Limited Partner Transfer Restrictions: Limited partners generally may not transfer partnership interests (other than to their estates, immediate family or certain affiliates) without the prior written consent of the Company as general partner, which consent may be given or withheld in its sole and absolute discretion. The Company, as general partner, has a right of first refusal to purchase partnership interests proposed to be sold by the limited partners. Transfers must comply with applicable securities laws and regulations. Transfers of partnership interests generally are not permitted if the transfer would be made through certain trading markets or adversely affect the Company’s ability to qualify as a REIT or could subject the Company to any additional taxes under Section 857 or Section 4981 of the Code.

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
Cost Allocation and Administrative Services
     Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services. These services include employee relations, administration, management information systems, legal, corporate tax and office services. Under this agreement, costs are allocated to the Company in accordance with its proportionate share of these costs. These allocated costs totaled $320,000, $335,000 and $327,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
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
Property Management
     The Company continues to manage commercial properties owned by PSI and its affiliates, which are generally adjacent to mini-warehouses, for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. The property management contract with PSI is for a seven-year term with the agreement automatically extending for successive one-year terms (unless cancelled by either party). PSI can cancel the property management contract upon 60 days notice while the Operating Partnership can cancel it upon seven years notice. Management fee revenue derived from these management contracts with PSI and its affiliates totaled $625,000, $579,000 and $562,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Management
     Joseph D. Russell, Jr. (47) leads the Company’s senior management team. Mr. Russell is President and Chief Executive Officer of the Company. The Company’s executive management includes: John Petersen (43), Executive Vice President and Chief Operating Officer; Edward A. Stokx (41), Executive Vice President and Chief Financial Officer; Brett Franklin (42), Senior Vice President, Acquisitions and Dispositions; Maria R. Hawthorne (47), Senior Vice President (East Coast); Coby Holley (37), Vice President (Pacific Northwest Division), Robin E. Mather (44), Vice President (Southern California Division); William A. McFaul (41), Vice President (Maryland Division); and Viola Sanchez (44) Vice President (Southeast Division).
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
     Maximize Net Cash Flow of Existing Properties: The Company seeks to maximize the net cash flow generated by its properties by (i) maximizing average occupancy rates, (ii) achieving higher levels of realized monthly rents per occupied square foot and (iii) reducing its operating cost structure by improving operating efficiencies and economies of scale. The Company believes that its experienced property management personnel and comprehensive systems combined with increasing economies of scale will enhance the Company’s ability to meet these goals. The Company seeks to increase occupancy rates and realized monthly rents per square foot by providing its field personnel with incentives to lease space to higher credit tenants and to maximize the return on investment in each lease transaction. The Company seeks to reduce its cost structure by controlling capital expenditures associated with re-leasing space by acquiring and owning properties with easily reconfigured space that appeal to a wide range of tenants.
     Focus on Targeted Markets: The Company intends to continue investing in markets that have characteristics which enable them to be competitive economically. The Company believes that markets with some combination of above average population growth, education levels and personal income will produce better overall economic returns. As of December 31, 2006, substantially all of the Company’s square footage was located in these targeted core markets. The Company targets individual properties in those markets that are close to important services and universities and have easy access to major transportation arteries.
     Reduce Expenditures and Increase Occupancy Rates by Providing Flexible Properties and Attracting a Diversified Tenant Base: By focusing on properties with easily reconfigurable space, the Company believes it can offer facilities that appeal to a wide range of potential tenants, which aids in reducing the capital expenditures associated with re-leasing space. The Company believes this property flexibility also allows it to better serve existing tenants by accommodating their inevitable expansion and contraction needs. In addition, the Company believes that a diversified tenant base and property flexibility helps it maintain high occupancy rates during periods when market demand is weak, by enabling it to attract a greater number of potential users to its space.

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
     Retain Operating Cash Flow: The Company seeks to retain significant funds (after funding its distributions and capital improvements) for additional investments. During the year ended December 31, 2006, the Company distributed 31.2% of its funds from operations (“FFO”) to common shareholders/unit holders. During the year ended December 31, 2005, the Company distributed 33.0% of its FFO to common shareholders/unit holders. The increase in FFO is primarily due to net operating income from acquired properties partially offset by the increase in non-cash distributions associated with preferred equity redemptions. FFO is computed in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income, computed in accordance with U.S. generally accepted accounting principles (“GAAP”), before depreciation, amortization, minority interest in income and extraordinary items. FFO is a non-GAAP financial measure and should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results of operations. Other REITs may use different methods for calculating FFO and, accordingly, the Company’s FFO may not be comparable to other real estate companies’ funds from operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Non-GAAP Supplemental Disclosure Measure: Funds from Operations,” for a reconciliation of FFO and net income allocable to common shareholders and for information on why the Company presents FFO.
     Perpetual Preferred Stock/Units: The primary source of leverage in the Company’s capital structure is perpetual preferred stock or equivalent preferred units in the operating partnership. This method of financing eliminates interest rate and refinancing risks because the dividend rate is fixed and the stated value or capital contribution is not required to be repaid. In addition, the consequences of defaulting on required preferred distributions is less severe than with debt. The preferred shareholders may elect two additional directors if six quarterly distributions go unpaid, whether or not consecutive.
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
     Access to Acquisition Capital: The Company seeks to maintain a ratio of FFO to combined fixed charges and preferred distributions paid of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the year ended December 31, 2006, the FFO to combined fixed charges and preferred distributions paid ratio was 2.9 to 1.0, excluding the effects of Emerging Issues Task Force (“EITF”) Topic D-42. The fixed charge ratio was below the Company’s objective of 3.0x as the Company issued preferred equity in 2006 in anticipation of redeeming higher rate preferred equity in 2006 and early 2007, which resulted in a higher level of preferred distributions. The Company believes that its financial position will enable it to access capital to finance its future growth. Subject to market conditions, the Company may add leverage to its capital structure. Throughout this Form 10-K, we use the term “preferred equity” to mean both the preferred stock issued by the Company and the preferred partnership units issued by the Operating Partnership and the term “preferred distributions” to mean dividends and distributions on the preferred stock and preferred partnership units.

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
Investments in Real Estate Facilities
     As of December 31, 2006, the Company owned and operated approximately 18.7 million rentable square feet compared to approximately 17.6 million rentable square feet at December 31, 2005. The net increase in rentable square feet was due to the acquisition of approximately 1.2 million square feet to its portfolio, partially offset by the disposition of facilities that were identified by management as not meeting the Company’s ongoing investment strategy.
Summary of Business Model
     The Company has a diversified portfolio. It is diversified geographically in eight states and has a diversified customer mix by size and industry concentration. The Company believes that this diversification combined with a conservative financing strategy, focus on markets with strong demographics for growth and our operating strategy gives the Company a business model that mitigates risk and provides strong long-term growth opportunities.
Restrictions on Transactions with Affiliates
     The Company’s Bylaws provide that the Company may engage in transactions with affiliates provided that a purchase or sale transaction with an affiliate is (i) approved by a majority of the Company’s independent directors and (ii) fair to the Company based on an independent appraisal or fairness opinion.
Borrowings
     As of December 31, 2006, the Company had outstanding mortgage notes payable of $67.0 million. See Notes 5 and 6 to the consolidated financial statements for a summary of the Company’s outstanding borrowings as of December 31, 2006.
     In August of 2005, the Company modified the term of its line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100.0 million and matures on August 1, 2008. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.50% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.65%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $450,000, which will be amortized over the life of the Credit Facility. The Company had no balance outstanding on its Credit Facility at December 31, 2006 and 2005.

     The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.45 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively, (iii) maintain a minimum tangible net worth (as defined) and (iv) limit distributions to 95% of funds from operations (as defined) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company’s unsecured recourse debt; the Company did not have any unsecured recourse debt at December 31, 2006) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 2006.
     In February, 2004, the Company repaid, in full, the $50.0 million unsecured term note agreement with Fleet National Bank. The Company incurred interest at LIBOR plus 1.45% per annum. During July, 2002, the Company entered into an interest rate swap transaction which resulted in a fixed LIBOR rate of 3.01% for the term loan resulting in an all in rate of 4.46% per annum on the term loan. The unsecured note required the Company to meet covenants that were substantially the same as the covenants in the Credit Facility.
     The Company has broad powers to borrow in furtherance of the Company’s objectives. The Company has incurred in the past, and may incur in the future, both short-term and long-term indebtedness to increase its funds available for investment in real estate, capital expenditures and distributions.
Employees
     As of December 31, 2006, the Company employed 144 individuals, primarily personnel engaged in property operations. The Company believes that its relationship with its employees is good and none of the employees are represented by a labor union.
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
     At December 31, 2006, Public Storage and its affiliates owned 25.4% of the outstanding shares of our common stock and 25.5% of the outstanding common units of our operating partnership (100.0% of the common units not owned by us). Assuming conversion of its partnership units PSI would own 44.5% of the outstanding shares of our common stock. Also, Ronald L. Havner, Jr., our Chairman of the Board, is also Chief Executive Officer, President and a Director of Public Storage and Harvey Lenkin, one of our Directors, is also a Director of Public Storage. Consequently, Public Storage has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the operating partnership. In addition, Public Storage’s ownership may make it more difficult for another party to acquire us without Public Storage’s approval.
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
     Summary of real estate risks: We own and operate commercial properties and are subject to the risks of owning real estate generally and commercial properties in particular. These risks include:
•	the national, state and local economic climate and real estate conditions, such as oversupply of or reduced demand for space and changes in market rental rates;

•	how prospective tenants perceive the attractiveness, convenience and safety of our properties;

•	difficulties in consummating and financing acquisitions and developments on advantageous terms and the failure of acquisitions and developments to perform as expected;

•	our ability to provide adequate management, maintenance and insurance;

•	our ability to collect rent from tenants on a timely basis;

•	the expense of periodically renovating, repairing and reletting spaces;

•	environmental issues;

•	compliance with the Americans with Disabilities Act and other federal, state, and local laws and regulations;

•	increasing operating costs, including real estate taxes, insurance and utilities, if these increased costs cannot be passed through to tenants;

•	changes in tax, real estate and zoning laws;

•	increase in new commercial properties in our market;

•	tenant defaults and bankruptcies;

•	tenant’s right to sublease space; and

•	concentration of properties leased to non-rated private companies.
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
     We may be unable to consummate acquisitions and developments on advantageous terms or acquisitions and developments may fail to perform as expected: We continue to seek to acquire and develop flex, industrial and office properties where they meet our criteria and we believe that they will enhance our future financial performance and the value of our portfolio. Our belief, however, is based on and is subject to risks, uncertainties and other factors, many of which are forward-looking and are uncertain in nature or are beyond our control, including the risks that our acquisitions and developments may not perform as expected, that we may be unable to quickly integrate new acquisitions and developments into our existing operations and that any costs to develop projects or redevelop acquired properties may exceed estimates. Further, we face significant competition for suitable acquisition properties from other real estate investors, including other publicly traded real estate investment trusts and private institutional investors. As a result, we may be unable to acquire additional properties we desire or the purchase price for desirable properties may be significantly increased. Moreover, some of these properties may have unknown characteristics or deficiencies or may not complement our portfolio of existing properties. In addition, we may finance future acquisitions and developments through a combination of borrowings, proceeds from equity or debt offerings by us or the operating partnership, and proceeds from property divestitures. These financing options may not be available when desired or required or may be more costly than anticipated, which could adversely affect our cash flow. Real property development is subject to a number of risks, including construction delays, complications in obtaining necessary zoning, occupancy and other governmental permits, cost overruns, financing risks, and the possible inability to meet expected occupancy and rent levels. If any of these problems occur, development costs for a project may increase, and there may be costs incurred for projects that are not completed. As a result of the foregoing, some properties may be worth less or may generate less revenue than, or simply not perform as well as, we believed at the time of acquisition or development, negatively affecting our operating results. Any of the foregoing risks could adversely affect our financial condition, operating results and cash flow, and our ability to pay dividends on, and the market price of our stock.
     We may encounter significant delays and expense in reletting vacant space, or we may not be able to relet space at existing rates, in each case resulting in losses of income: When leases expire, we will incur expenses in retrofitting space and we may not be able to release the space on the same terms. Certain leases provide tenants with the right to terminate early. Our properties as of December 31, 2006 generally have lower vacancy rates than the average for the markets in which they are located, and leases accounting for 18.9% of our annual rental income expire in 2007. While we have estimated our cost of renewing leases that expire in 2007, our estimates could be wrong. If we are unable to release space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.
     Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty in collecting from tenants in default, particularly if they declare bankruptcy. This could affect our cash flow and distributions to shareholders. Since many of our tenants are non-rated private companies, this risk may be enhanced. Subsequent to December 31, 2006, a tenant occupying approximately 134,000 square feet defaulted on its lease. The Company is currently pursuing legal action against the tenant and is uncertain of the outcome. While the Company historically has experienced a low level of write-offs due to bankruptcy, there is inherent uncertainty in a tenant’s ability to continue paying rent if they are in bankruptcy. As of December 31, 2006, the Company had approximately 18,000 square feet occupied by a tenant protected by Chapter 11 of the U.S. Bankruptcy Code. Given the historical uncertainty of a tenant’s ability to meet its lease obligations, we will continue to reserve any income that would have been realized on a straight line basis. From time to time, tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.
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
     We can issue preferred equity, common stock and equity stock without shareholder approval. Holders of preferred stock have priority over holders of common stock, and the issuance of additional shares of stock reduces the interest of existing holders in our company.
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
     Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. As of December 31, 2006, Public Storage owned 25.4% of the outstanding shares of our common stock (44.5% upon conversion of its interest in our operating partnership). These shares, as well as shares of common stock held by certain other significant shareholders, are eligible to be sold in the public market, subject to compliance with applicable securities laws.
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
     The Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted on May 28, 2003, generally reduces to 15% the maximum marginal rate of federal tax payable by individuals on dividends received from a regular C corporation. This reduced tax rate, however, does not apply to dividends paid to individuals by a REIT on its shares except for certain limited amounts. The earnings of a REIT that are distributed to its shareholders are still generally subject to less federal income taxation on an aggregate basis than earnings of a non-REIT C corporation that are distributed to its shareholders net of corporate-level income tax. The Jobs and Growth Tax Act, however, could cause individual investors to view stocks of regular C corporations as more attractive relative to shares of REITs than was the case prior to the enactment of the legislation because the dividends from regular C corporations, which previously were taxed at the same rate as REIT dividends, are now taxed at a maximum marginal rate of 15% while REIT dividends are taxed at a maximum marginal rate of 35%. We cannot estimate what effect, if any, the enactment of this legislation has had on the value of our common stock, either in terms of price or relative to other investments.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

     ITEM 2. PROPERTIES
     As of December 31, 2006, the Company owned approximately 11.5 million square feet of flex space, 3.9 million square feet of industrial space and 3.3 million square feet of office space concentrated primarily in nine markets consisting of Southern and Northern California, Southern and Northern Texas, South Florida, Virginia, Maryland, Oregon and Arizona. The weighted average occupancy rate throughout 2006 was 93.4% and the average realized rental revenue per square foot was $14.37.
     The following table contains information about all properties owned by the Company as of December 31, 2006 and the weighted average occupancy rates throughout 2006 (except as set forth below, all of the properties are held in fee simple interest) (in thousands):

					Weighted
	Rentable Square Footage				Average
Location	Flex	Industrial	Office	Total	Occupancy Rate
Arizona
Mesa	78	—	—	78	85.8%
Phoenix	310	—	—	310	95.1%
Tempe	291	—	—	291	94.9%

	679	—	—	679	94.0%

Northern California
Hayward	—	407	—	407	91.4%
Monterey	—	—	12	12	100.0%
Sacramento	—	—	367	367	95.4%
San Jose	457	—	—	457	94.0%
San Ramon	—	—	52	52	99.2%
Santa Clara	178	—	—	178	100.0%
So. San Francisco	94	—	—	94	94.5%

	729	407	431	1,567	94.6%

Southern California
Buena Park	—	317	—	317	99.1%
Carson	77	—	—	77	95.2%
Cerritos	—	395	31	426	97.6%
Culver City	146	—	—	146	98.0%
Irvine	—	—	160	160	97.2%
Laguna Hills	614	—	—	614	97.1%
Lake Forest	297	—	—	297	95.8%
Monterey Park	199	—	—	199	95.0%
Orange	—	—	108	108	90.7%
San Diego (2)	768	—	—	768	95.7%
Santa Ana	—	—	437	437	92.3%
Signal Hill	267	—	—	267	95.0%
Studio City	22	—	—	22	100.0%
Torrance	147	—	—	147	97.2%

	2,537	712	736	3,985	96.0%

Maryland
Beltsville	309	—	—	309	98.5%
Gaithersburg	—	—	29	29	90.6%
Rockville	212	—	688	900	97.2%
Silver Spring (2)	366	—	166	532	95.1%

	887	—	883	1,770	96.8%

Oregon
Beaverton	1,024	—	188	1,212	90.9%
Milwaukee	102	—	—	102	82.3%

	1,126	—	188	1,314	90.2%

					Weighted
	Rentable Square Footage				Average
Location	Flex	Industrial	Office	Total	Occupancy Rate
Northern Texas
Dallas	237	—	—	237	82.9%
Farmers Branch	112	—	—	112	85.2%
Garland	36	—	—	36	58.6%
Irving (1)	715	231	—	946	83.0%
Mesquite	57	—	—	57	84.1%
Plano	184	—	—	184	61.9%
Richardson	117	—	—	117	81.8%

	1,458	231	—	1,689	80.3%

Southern Texas
Austin	787	—	—	787	89.6%
Houston	177	—	131	308	88.2%
Missouri City	66	—	—	66	95.0%

	1,030	—	131	1,161	89.5%

South Florida
Boca Raton (2)	135	—	—	135	94.8%
Miami	631	2,556	12	3,199	96.4%
Wellington (2)	262	—	—	262	97.9%

	1,028	2,556	12	3,596	96.4%

Virginia
Alexandria	155	—	54	209	97.6%
Chantilly (2)	563	—	38	601	91.5%
Fairfax	—	—	166	166	91.2%
Herndon	—	—	244	244	97.2%
Lorton	246	—	—	246	98.9%
Merrifield	303	—	355	658	91.5%
Springfield	270	—	90	360	99.7%
Sterling	296	—	—	296	93.5%
Woodbridge	114	—	—	114	98.5%

	1,947	—	947	2,894	94.6%

Washington
Renton	28	—	—	28	76.5%

	28	—	—	28	76.5%

Totals	11,449	3,906	3,328	18,683	93.4%

(1)	The Company owns one property that is subject to a ground lease in Las Colinas, Texas.

(2)
Five commercial properties, one in San Diego, California, two in Chantilly, Virginia, one in Silver Spring, Maryland, one in Boca Raton, Florida, and two in Wellington, Florida, serve as collateral to mortgage notes payable. For more information, see Note 6 of the Consolidated Financial Statements.

     We currently anticipate that each of these properties will continue to be used for its current purpose. Competition exists in each of the market areas in which these properties are located. Significant amounts of capital appear to be available to fund potential buyers of commercial real estate and the Company may be competing for properties and tenants with entities that have greater financial resources than the Company. For information regarding general competitive conditions to which the Company’s properties are or may be subject, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Effect of Economic Conditions on the Company’s Primary Markets.”
     The Company has no present plans for any material renovation, improvement or development of its properties. The Company typically renovates its properties in connection with the re-leasing of space to tenants and expects that it will pay the costs of such renovations from rental income. The Company has risks that tenants will default on leases and declare bankruptcy. Management believes these risks are mitigated through the Company’s geographic diversity and diverse tenant base.

     The Company evaluates the performance of its properties primarily based on net operating income (“NOI”). NOI is defined by the Company as rental income as defined by GAAP less cost of operations as defined by GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Concentration of Portfolio by Region” below for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The following information illustrates rental income, cost of operations and NOI generated by the Company’s total portfolio in 2006, 2005 and 2004 by geographic region and by property classifications. As a result of acquisitions and dispositions, certain properties were not held for the full year.
     The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with generally accepted accounting principles. The tables below also include a reconciliation of NOI to the most comparable amounts based on GAAP (in thousands):

	For the Year Ended December 31, 2006				For the Year Ended December 31, 2005				For the Year Ended December 31, 2004
	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total
Rental Income:
Southern California	$41,077	$15,020	$5,130	$61,227	$36,093	$13,748	$4,878	$54,719	$33,605	$13,062	$5,129	$51,796
Northern California	9,743	6,805	2,475	19,023	9,427	6,505	3,039	18,971	10,576	6,131	2,786	19,493
Southern Texas	8,271	2,201	—	10,472	7,906	1,709	—	9,615	7,971	1,682	—	9,653
Northern Texas	13,643	—	1,093	14,736	14,585	—	1,127	15,712	13,209	—	953	14,162
South Florida	6,256	198	18,219	24,673	5,786	185	16,109	22,080	5,293	159	14,834	20,286
Virginia	30,361	20,442	—	50,803	28,804	19,895	—	48,699	35,312	10,813	—	46,125
Maryland	15,763	19,656	—	35,419	7,576	16,613	—	24,189	6,823	17,598	—	24,421
Oregon	15,795	3,065	—	18,860	15,878	2,805	—	18,683	15,093	3,320	—	18,413
Other	7,001	—	—	7,001	6,936	—	—	6,936	6,588	—	—	6,588

	147,910	67,387	26,917	242,214	132,991	61,460	25,153	219,604	134,470	52,765	23,702	210,937

Cost of Operations:
Southern California	10,416	6,163	1,012	17,591	8,142	5,881	974	14,997	7,807	5,422	922	14,151
Northern California	2,236	2,150	657	5,043	1,969	2,005	609	4,583	2,025	1,983	568	4,576
Southern Texas	3,649	1,019	—	4,668	3,182	933	—	4,115	3,314	875	—	4,189
Northern Texas	5,550	—	261	5,811	5,076	—	261	5,337	5,197	—	269	5,466
South Florida	2,070	94	6,008	8,172	1,996	82	5,689	7,767	1,708	74	5,408	7,190
Virginia	7,310	6,976	—	14,286	7,176	6,705	—	13,881	9,172	3,733	—	12,905
Maryland	4,129	5,824	—	9,953	1,703	4,787	—	6,490	1,546	4,716	—	6,262
Oregon	5,101	1,300	—	6,401	4,667	1,216	—	5,883	4,265	1,232	—	5,497
Other	2,746	—	—	2,746	2,659	—	—	2,659	2,758	—	—	2,758

	43,207	23,526	7,938	74,671	36,570	21,609	7,533	65,712	37,792	18,035	7,167	62,994

NOI:
Southern California	30,661	8,857	4,118	43,636	27,951	7,867	3,904	39,722	25,798	7,640	4,207	37,645
Northern California	7,507	4,655	1,818	13,980	7,458	4,500	2,430	14,388	8,551	4,148	2,218	14,917
Southern Texas	4,622	1,182	—	5,804	4,724	776	—	5,500	4,657	807	—	5,464
Northern Texas	8,093	—	832	8,925	9,509	—	866	10,375	8,012	—	684	8,696
South Florida	4,186	104	12,211	16,501	3,790	103	10,420	14,313	3,585	85	9,426	13,096
Virginia	23,051	13,466	—	36,517	21,628	13,190	—	34,818	26,140	7,080	—	33,220
Maryland	11,634	13,832	—	25,466	5,873	11,826	—	17,699	5,277	12,882	—	18,159
Oregon	10,694	1,765	—	12,459	11,211	1,589	—	12,800	10,828	2,088	—	12,916
Other	4,255	—	—	4,255	4,277	—	—	4,277	3,830	—	—	3,830

	$104,703	$43,861	$18,979	$167,543	$96,421	$39,851	$17,620	$153,892	$96,678	$34,730	$16,535	$147,943

     The following table is provided to reconcile NOI to consolidated income from continuing operations before minority interests as determined by GAAP (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Property net operating income	$167,543	$153,892	$147,943
Facility management fees	625	579	624
Interest and other income	6,874	4,888	406
Depreciation and amortization	(86,216)	(76,178)	(69,942)
General and administrative	(7,046)	(5,843)	(4,628)
Interest expense	(2,575)	(1,330)	(3,054)
Asset impairment due to casualty loss	—	(72)	—

Income from continuing operations before minority interests	$79,205	$75,936	$71,349

Significant Properties
     As of and for the year ended December 31, 2006, one of the Company’s properties had a book value of more than 10% of the Company’s total assets. The property, known as Miami International Commerce Center (“MICC”), is a business park in Miami, Florida, consisting of 46 buildings (3.2 million square feet) consisting of flex (631,000 square feet), industrial (2.6 million square feet), and office (12,000 square feet) space. The property was purchased on December 30, 2003 and has a net book value of $178.2 million, representing approximately 12.2% of the Company’s total assets at December 31, 2006.
     During 2006, the Company sold 32,400 square feet located at MICC for a combined sales price of $3.7 million.
     MICC property taxes for the year ended December 31, 2006 were $3.3 million at a rate of 2.1% of the respective parcel value.
     The following table sets forth information with respect to occupancy and rental rates at Miami International Commerce Center for each of the last five years, including a 56,000 square foot retail center and 94,000 square feet of flex space disposed of:

	2002	2003	2004	2005	2006
Weighted average occupancy rate	86.3%	81.7%	83.8%	91.8%	96.4%
Realized rent per square foot	$6.96	$7.12	$7.75	$7.47	$7.88
     There is no one tenant that occupies ten percent or more of the rentable square footage at Miami International Commerce Center.
     The following table sets forth information with respect to lease expirations at Miami International Commerce Center (in thousands, except number of leases expiring):

				Percentage of Total
		Rentable Square	Annual Base Rents	Annual Base Rents
	Number of Leases	Footage Subject to	Under Expiring	Represented by
Year of Lease Expiration	Expiring	Expiring Leases	Leases	Expiring Leases
2007	74	552	$ 4,836	17.7%
2008	92	832	6,754	24.8%
2009	97	710	6,259	23.0%
2010	49	587	4,694	17.2%
2011	29	327	3,172	11.6%
Thereafter	17	156	1,558	5.7%

Total	358	3,164	$ 27,273	100.0%

     The following table sets forth information with respect to tax depreciation at Miami International Commerce Center (in thousands, except year data):

		Rate of		Life In	Accumulated
	Tax Basis	Depreciation	Method	Years	Depreciation
Land Improvements	$ 45,588	8.0%	MACRS, 150%	15	$ 12,936
Improvements	24,541	14.0%	VARIOUS	5	19,670
Tenant Buildings	87,365	2.6%	MACRS, SL	VAR	7,292

Total	$157,494				$ 39,898

     Accumulated depreciation for personal property shown in the preceding table was derived using the mid-quarter convention.
     Portfolio Information
     Approximately 60.3% of the Company’s annual rents are derived from large tenants, which consist of tenants with leases averaging greater than or equal to 5,000 square feet. These tenants generally sign longer leases, may require more generous tenant improvements, are typically represented by a broker and are more creditworthy tenants. The remaining 39.7% of the Company’s annual rents are derived from small tenants with average space requirements of less than 5,000 square feet and a shorter lease term duration. Tenant improvements are relatively less for these tenants and most of these tenants are not represented by brokers and therefore the Company does not pay lease commissions. The following tables set forth the lease expirations for the entire portfolio of properties owned as of December 31, 2006 in addition to bifurcating the lease expirations for properties serving primarily small businesses and those properties serving primarily larger businesses (in thousands):
Lease Expirations (Entire Portfolio) as of December 31, 2006

			Percentage of Total
	Rentable Square	Annual Base Rents	Annual Base Rents
	Footage Subject to	Under Expiring	Represented by
Year of Lease Expiration	Expiring Leases	Leases	Expiring Leases
2007	3,604	$ 50,872	18.9%
2008	4,182	62,817	23.4%
2009	3,297	45,670	17.0%
2010	2,216	32,964	12.2%
2011	1,694	30,022	11.2%
Thereafter	2,527	46,605	17.3%

Total	17,520	$ 268,950	100.0%

Lease Expirations (Small Tenant Portfolio) as of December 31, 2006
     The Company’s small tenant portfolio consists of properties with average leases less than 5,000 square feet.

			Percentage of Small
			Tenant Annual
	Rentable Square	Annual Base Rents	Base Rents
	Footage Subject to	Under Expiring	Represented by
Year of Lease Expiration	Expiring Leases	Leases	Expiring Leases
2007	2,050	$ 30,136	11.2%
2008	1,785	29,044	10.8%
2009	1,200	20,242	7.5%
2010	567	10,527	3.9%
2011	377	7,247	2.7%
Thereafter	442	9,864	3.6%

Total	6,421	$ 107,060	39.7%

Lease Expirations (Large Tenant Portfolio) as of December 31, 2006
     The Company’s large tenant portfolio consists of properties with leases averaging greater than or equal to 5,000 square feet.

			Percentage of Large
			Tenant Annual
	Rentable Square	Annual Base Rents	Base Rents
	Footage Subject to	Under Expiring	Represented by
Year of Lease Expiration	Expiring Leases	Leases	Expiring Leases
2007	1,554	$ 20,736	7.7%
2008	2,397	33,773	12.6%
2009	2,097	25,428	9.5%
2010	1,649	22,437	8.3%
2011	1,317	22,775	8.5%
Thereafter	2,085	36,741	13.7%

Total	11,099	$ 161,890	60.3%

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company did not submit any matter to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2006.
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
     The following is a biographical summary of the executive officers of the Company:
     Joseph D. Russell, Jr., age 47, has been President since September, 2002 and was named Chief Executive Officer and elected as a Director in August, 2003. Mr. Russell joined Spieker Partners in 1990 and became an officer of Spieker Properties when it went public as a REIT in 1993. Prior to its merger with Equity Office Properties (“EOP”) in 2001, Mr. Russell was President of Spieker Properties’ Silicon Valley Region from 1999 to 2001. Mr. Russell earned a Bachelor of Science degree from the University of Southern California and a Masters of Business Administration from the Harvard Business School. Prior to entering the commercial real estate business, Mr. Russell spent approximately six years with IBM in various marketing positions. Mr. Russell has been a member and past President of the National Association of Industrial and Office Parks, Silicon Valley Chapter.
     John Petersen, age 43, has been Executive Vice President and Chief Operating Officer since he joined the Company in December, 2004. Prior to joining the Company, Mr. Petersen was Senior Vice President, San Jose Region, for Equity Office Properties from July, 2001 to December, 2004, responsible for 11.3 million square feet of multi-tenant office, industrial and R&D space in Silicon Valley. Prior to EOP, Mr. Petersen was Senior Vice President with Spieker Properties, from 1995 to 2001 overseeing the growth of that company’s portfolio in San Jose, through acquisition and development of nearly three million square feet. Mr. Petersen is a graduate of The Colorado College in Colorado Springs, Colorado, and was recently the President of National Association of Industrial and Office Parks, Silicon Valley Chapter.
     Edward A. Stokx, age 41, a certified public accountant, has been Chief Financial Officer and Secretary of the Company since December, 2003 and Executive Vice President since March, 2004. Mr. Stokx has overall responsibility for the Company’s finance and accounting functions. In addition, he has responsibility for executing the Company’s financial initiatives. Mr. Stokx joined Center Trust, a developer, owner, and operator of retail shopping centers in 1997. Prior to his promotion to Chief Financial Officer and Secretary in 2001 he served as

Senior Vice President, Finance and Controller. After Center Trust’s merger in January, 2003 with another public REIT, Mr. Stokx provided consulting services to various entities. Prior to joining Center Trust, Mr. Stokx was with Deloitte and Touche from 1989 to 1997, with a focus on real estate clients. Mr. Stokx earned a Bachelor of Science degree in Accounting from Loyola Marymount University.
     Brett Franklin, age 43, is Senior Vice President, Acquisitions & Dispositions. Mr Franklin joined the Company as Vice President of Acquisitions in December, 1997. Since joining the Company, Mr. Franklin has been involved in acquiring over 13.3 million square feet of commercial real estate in Northern and Southern California, Arizona, Texas, Maryland, Virginia, Oregon and Miami. Prior to joining, Mr. Franklin worked for Public Storage Pickup & Delivery as Vice President of Acquisitions from 1996 to 1997. His duties included acquiring and leasing over 1.5 million square feet of industrial properties in 16 cities across the country. From 1995 to October, 1996, Mr. Franklin was a business consultant to San Diego and Los Angeles based real estate firms. From 1992 until 1995, Mr. Franklin held various positions for FORCE, Inc., an environmental remediation and technology company located in Camarillo, California. His positions included Director of Marketing and Chief Operating Officer. From 1987 until 1992, he managed and operated a real estate brokerage company in western Los Angeles. Mr. Franklin received his Bachelor of Science degree from the University of California at Los Angeles. He is a member of the Urban Land Institute.
     Maria R. Hawthorne, age 47, was promoted to Senior Vice President of the Company in March, 2004, with responsibility for property operations on the East Coast, which include Northern Virginia, Maryland and Florida. Ms. Hawthorne has been with the Company and its predecessors for eighteen years. From June, 2001 through March, 2004, Ms. Hawthorne was Vice President of the Company, responsible for property operations in Northern Virginia. From July, 1994 to June, 2001, Ms. Hawthorne was a Regional Manager of the Company in Northern Virginia. From August, 1988 to July, 1994, Ms. Hawthorne was the Director of Leasing and Property Manager for American Office Park Properties. Ms. Hawthorne earned a Bachelor of Arts Degree in International Relations from Pomona College.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
a. Market Price of the Registrant’s Common Equity:
     The common stock of the Company trades on the American Stock Exchange under the symbol PSB. The following table sets forth the high and low sales prices of the common stock on the American Stock Exchange for the applicable periods:

	Range
Three Months Ended	High	Low
March 31, 2005	$45.28	$38.18
June 30, 2005	$45.61	$38.56
September 30, 2005	$47.30	$42.51
December 31, 2005	$49.48	$42.60

March 31, 2006	$56.68	$49.10
June 30, 2006	$59.48	$50.00
September 30, 2006	$62.80	$57.18
December 31, 2006	$74.75	$59.55
     As of February 23, 2007, there were 545 holders of record of the common stock.
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
     Distributions paid per share of common stock for 2006 and 2005 amounted to $1.16 per year. In 2006, the Company continued to pay quarterly dividends of $0.29 per common share. The Board of Directors has established a distribution policy to maximize the retention of operating cash flow and distribute the minimum amount required for the Company to maintain its tax status as a REIT. Pursuant to restrictions contained in the Company’s Credit Facility with Wells Fargo Bank, distributions may not exceed 95% of funds from operations, as defined, for any four consecutive quarters. For more information on the Credit Facility, see Note 5 to the consolidated financial statements.
c. Issuer Repurchases of Equity Securities:
     The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 4.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. The program does not expire.
     During the last three months of 2006, there were no shares of the Company’s common stock repurchased. As of December 31, 2006, the Company has 1,207,789 shares available for purchase under the program. See Note 9 to the consolidated financial statements for additional information on repurchases and redemptions of equity securities.
d. Securities Authorized for Issuance Under Equity Compensation Plans:
     The equity compensation plan information is provided in Item 12.

ITEM 6. SELECTED FINANCIAL DATA
     The following sets forth selected consolidated and combined financial and operating information on a historical basis of the Company. The following information should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere in this Form 10-K. Note that historical results from 2002 through 2005 were reclassified to conform with 2006 presentation for discontinued operations. See Note 3 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for a discussion of income from discontinued operations.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Revenues:
Rental income	$242,214	$219,604	$210,937	$186,171	$181,836
Facility management fees primarily from affiliates	625	579	624	742	763

Total operating revenues	242,839	220,183	211,561	186,913	182,599
Expenses:
Cost of operations	74,671	65,712	62,994	51,536	48,967
Depreciation and amortization	86,216	76,178	69,942	56,179	51,974
General and administrative	7,046	5,843	4,628	4,683	5,125

Total operating expenses	167,933	147,733	137,564	112,398	106,066
Other income and expenses:
Gain on sale of marketable securities	—	—	—	2,043	41
Interest and other income	6,874	4,888	406	1,125	959
Interest expense	(2,575)	(1,330)	(3,054)	(4,015)	(5,324)

Total other income and expenses	4,299	3,558	(2,648)	(847)	(4,324)
Asset impairment due to casualty loss	—	72	—	—	—
Income from continuing operations before minority interests and equity in income of liquidated joint venture	79,205	75,936	71,349	73,668	72,209

Equity in income of liquidated joint venture	—	—	—	2,296	1,978
Minority interests in continuing operations:
Minority interest in income — preferred units:
Distributions to preferred unit holders	(9,789)	(10,350)	(17,106)	(19,240)	(17,927)
Redemption of preferred operating partnership units	(1,366)	(301)	(3,139)	—	—
Minority interest in income — common units	(5,113)	(5,611)	(4,540)	(10,398)	(10,344)

Total minority interests in continuing operations	(16,268)	(16,262)	(24,785)	(29,638)	(28,271)
Income from continuing operations	62,937	59,674	46,564	46,326	45,916

Discontinued operations:
Income (loss) from discontinued operations	(125)	2,769	5,337	6,727	7,290
Impairment charge	—	—	—	(5,907)	(900)
Gain on disposition of real estate	2,328	18,109	15,462	2,897	9,023
Minority interest in income attributable to discontinued operations — common units	(560)	(5,258)	(5,220)	(947)	(3,899)

Income from discontinued operations	1,643	15,620	15,579	2,770	11,514

Net Income	64,580	75,294	62,143	49,096	57,430
Net income allocable to preferred shareholders:
Preferred stock distributions
Preferred stock distributions	44,553	43,011	31,154	15,784	15,412
Redemptions of preferred stock	3,380	—	1,866	—	—

Total preferred stock distributions	47,933	43,011	33,020	15,784	15,412

Net income allocable to common shareholders	$16,647	$32,283	$29,123	$33,312	$42,018

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Per Common Share:
Cash Distribution	$1.16	$1.16	$1.16	$1.16	$1.16
Net income — Basic	$0.78	$1.48	$1.34	$1.56	$1.95
Net income — Diluted	$0.77	$1.47	$1.33	$1.54	$1.93
Weighted average common shares — Basic	21,335	21,826	21,767	21,412	21,552
Weighted average common shares — Diluted	21,646	22,018	21,960	21,565	21,743
Balance Sheet Data:
Total assets	$1,462,864	$1,463,678	$1,366,052	$1,358,861	$1,156,802
Total debt	$67,048	$25,893	$11,367	$264,694	$70,279
Preferred stock called for redemption	$50,000	$—	$—	$—	$—
Minority interest — preferred units	$82,750	$135,750	$127,750	$217,750	$217,750
Minority interest — common units	$165,469	$169,451	$169,295	$169,888	$167,469
Redeemable preferred stock	$572,500	$593,350	$510,850	$168,673	$170,813
Common shareholders’ equity	$482,703	$500,108	$506,114	$502,155	$493,589
Other Data:
Net cash provided by operating activities	$165,515	$149,428	$151,958	$132,410	$134,926
Net cash (used in) provided by investing activities	$(169,986)	$24,389	$(26,108)	$(294,885)	$5,776
Net cash (used in) provided by financing activities	$(129,694)	$(13,058)	$(91,971)	$123,472	$(98,966)
Funds from operations (1)	$106,235	$102,463	$97,214	$97,448	$104,543
Square footage owned at end of period	18,683	17,555	17,988	18,322	14,426

(1)
Funds from operations (“FFO”) is computed in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income, computed in accordance with U.S. generally accepted accounting principles (“GAAP”), before depreciation, amortization, minority interest in income and extraordinary items. FFO should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance or liquidity as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results of operations. Other REITs may use different methods for calculating FFO and, accordingly, the Company’s FFO may not be comparable to other real estate companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funds from Operations,” for a reconciliation of FFO and net income allocable to common shareholders and for information on why the Company presents FFO.

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

Overview
     As of December 31, 2006, the Company owned and operated 18.7 million rentable square feet of multi-tenant flex, industrial and office properties located in eight states.
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
     In 2006, the Company generally experienced solid and improving commercial real estate conditions throughout its portfolio. Markets experienced steady to improving demand with the Company having a greater ability throughout its portfolio to maintain or improve occupancy while in certain markets the Company raised rents aggressively. During 2006, the Company still faced rental rate roll downs primarily on leases originally signed at a high market point prior to 2002. As of December 31, 2006, less than 5% of the Company’s leases were executed prior to December 31, 2002.
     The Company successfully leased or re-leased 4.8 million square feet of space in 2006 and achieved an overall occupancy of 93.4% as of December 31, 2006. The Company also continued to experience a trend of decreasing transaction costs from the high levels incurred in 2003 and 2004. Total net operating income increased from the year ended December 31, 2005 to 2006 by $13.7 million or 8.9%. See further discussion of operating results below.
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
     Revenue Recognition: We recognize revenue in accordance with Staff Accounting Bulletin No. 104 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements (“SAB 104”). SAB 104 requires that the following four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Straight-line rent is recognized for all tenants with contractual increases in rent that are not included on the Company’s credit watch list. Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as rental income in the period the applicable costs are incurred.
     Property Acquisitions: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, we allocate the purchase price of acquired properties to land, buildings and equipment and identified tangible and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized leasing commissions, value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values.
     The fair value of the tangible assets of the acquired properties considers the value of the properties as if vacant as of the acquisition date. Management must make significant assumptions in determining the value of assets and liabilities acquired. Using different assumptions in the allocation of the purchase cost of the acquired properties would affect the timing of recognition of the related revenue and expenses. Amounts allocated to land are derived from comparable sales of land within the same region. Amounts allocated to buildings and improvements, tenant improvements and unamortized leasing commissions are based on current market replacement costs and other market rate information.

     The amount allocated to acquired in-place leases is determined based on management’s assessment of current market conditions and the estimated lease-up periods for the respective spaces. The amount allocated to acquired in-place leases is included in deferred leasing costs and other related intangible assets in the balance sheet and amortized as an increase to amortization expense over the remaining non-cancelable term of the respective leases.
     The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the rents that would be paid using fair market rental rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in other assets or other liabilities in the balance sheet and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases.
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
     Impairment of Long-Lived Assets: The Company evaluates a property for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. On a quarterly basis, the Company evaluates the whole portfolio for impairment based on current operating information. In the event that these periodic assessments reflect that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, the Company would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires management to make assumptions related to the property such as future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property. These assumptions could differ materially from actual results in future periods. Since SFAS No. 144 provides that the future cash flows used in this analysis be considered on an undiscounted basis, our historically established intent to hold properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or if market conditions otherwise dictate an earlier sale date, an impairment loss could be recognized and such loss could be material.
     Depreciation: We compute depreciation on our buildings and equipment using the straight-line method based on estimated useful lives of generally 30 and 5 years. A significant portion of the acquisition cost of each property is allocated to building and building components. The allocation of the acquisition cost to building and building components, as well as the determination of their useful lives, are based on estimates. If we do not appropriately allocate to these components or we incorrectly estimate the useful lives of these components, our computation of depreciation expense may not appropriately reflect the actual impact of these costs over future periods, which will affect net income. In addition, the net book value of real estate assets could be over or understated. The statement of cash flows, however, would not be affected.
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
     Effect of Economic Conditions on the Company’s Operations: Over the course of 2006, improving economic conditions in the United States were reflected in commercial real estate as market conditions allowed for higher rents throughout the Company’s portfolio along with a continued reduction in rent concessions and tenant improvement allowances.
     Subsequent to December 31, 2006, a tenant occupying approximately 134,000 square feet defaulted on its lease. The Company is currently pursuing legal action against the tenant and is uncertain of the outcome. While the Company historically has experienced a low level of write-offs due to bankruptcy, there is inherent uncertainty in a tenant’s ability to continue paying rent if they are in bankruptcy. As of December 31, 2006 the Company had approximately 18,000 square feet occupied by a tenant protected by Chapter 11 of the U.S. Bankruptcy Code. Given the historical uncertainty of a tenant’s ability to meet its lease obligations, we will continue to reserve any income that would have been realized on a straight line basis. Several other tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.
     Effect of Economic Conditions on the Company’s Primary Markets: The Company has concentrated its operations in nine markets. Each of these markets has been affected by changing economic conditions in some way. The Company’s overall view of these markets as of December 31, 2006 is summarized below. During the year ended December 31, 2006, the Company has seen rental rates on executed leases increase by an average of 2.7% over the most recent in-place rents. Each of the nine markets that the Company owns assets in is subject to its own unique market influences. The Company has outlined the various market influences for each specific market below. In addition, the Company has compiled market occupancy information using third party reports for each of the respective markets. These sources are deemed to be reliable by the Company, but there can be no assurance that these reports are accurate.
     The Company owns approximately 4.0 million square feet in Southern California. This is one of the healthiest markets in our portfolio. In 2006 the market experienced rising rental rates. Vacancy rates decreased slightly throughout Southern California with an average market vacancy rate of 5.3% for 2006. The rental rates on new transactions within the Company’s properties improved by 6.7% over in-place rents. The Company’s vacancy rate at December 31, 2006 was 3.8%.
     The Company owns approximately 1.6 million square feet in Northern California with a concentration in Sacramento, the East Bay (Hayward and San Ramon) and the Silicon Valley (San Jose). The vacancy rates in these submarkets stand at 8.6%, 4.6% and 7.5%, respectively. Market rental rates dropped dramatically in 2006 and 2005 as a result of an oversupply of commercial space and weak demand. During 2006, certain portions of the Northern California market began to experience improving demand for space, resulting in a slight decrease in market vacancy. The Company’s vacancy rate at December 31, 2006 was 6.5%.
     The Company owns approximately 1.2 million square feet in the Austin and Greater Houston markets. The Austin market has had a steady level of lease demand during 2006 which has enabled the Company to increase rental rates on new leases by approximately 12.3% over in-place rents. The Houston market continues to stabilize occupancy and rental rates. With a more diverse tenant base, this market has not been as significantly impacted as other parts of Texas that were more reliant on the telecommunications and technology industries, which contracted over the last several years. In addition, the strong oil and gas industry has helped stabilize and improve the Houston market. The Company’s vacancy rate at December 31, 2006 was 7.8%.
     The Company owns approximately 1.7 million square feet in the Dallas Metroplex market. The vacancy rate in Las Colinas, where most of the Company’s properties are located, is 12.5%. During 2006, modest new construction continued, which included both speculative construction, as well as owner user construction. The Company believes that any such new construction could cause vacancy rates to rise and limit opportunities to increase rental rates. However, 2006 brought a higher level of leasing activity in the market than it had experienced over the past two years. The Company’s vacancy rate at December 31, 2006 was 16.3%.
     The Company owns approximately 3.6 million square feet in South Florida. On December 8, 2006, the Company acquired two assets with a combined total of 398,000 rentable square feet located in Palm Beach County. The assets, which are comprised of Boca Commerce Park and Wellington Commerce Park, was 97.8% occupied at the time of acquisition. Miami International Commerce Center (“MICC”) located in the Airport West submarket of Miami-Dade County had a vacancy rate of 1.2% compared with a vacancy rate for the entire submarket of 5.9%. MICC is located less than one mile from the cargo entrance of the Miami International Airport, which is considered one of the most active ports in the Southeast. Leasing activity is strong, resulting in better than market occupancy.
     The Company owns approximately 2.9 million square feet in the Northern Virginia submarket of Washington D.C., where the average market vacancy rate was 8.6% for 2006. Washington D.C. submarkets have continued to be positively impacted by federal government spending and government contracting trends. The Company’s vacancy rate at December 31, 2006 was 6.7%.
     The Company owns approximately 1.8 million square feet in the Maryland submarket of Washington D.C. The portfolio is located primarily in Montgomery County and Silver Spring. The Company expects the business of the federal government, defense contractors and the biotech industry to remain stable in 2007. The Company’s vacancy rate at December 31, 2006 was 4.4% compared to the 2006 market average of 8.8%.
     The Company owns approximately 1.3 million square feet in the Beaverton submarket of Portland, Oregon. In 2006, the Company experienced improving lease terms as a result of increasing lease activity. The vacancy rate in this market is over 17.1%. On the supply side, the Company does not believe significant new construction starts will occur during 2007 as light demand and general availability had a negative impact on the market rental rates. The Company’s vacancy rate at December 31, 2006 was 7.7%.
     The Company owns approximately 679,000 square feet in the Phoenix market. Overall, the Phoenix market has been characterized by steady growth. However, average market rental rates have declined over the past several years as demand for space subsided. The vacancy rate in this market is over 7.3%. The Company’s vacancy rate at December 31, 2006 was 8.4%.
     Growth of the Company’s Operations and Acquisitions and Dispositions of Properties: During 2005 and 2006, the Company focused on maximizing cash flow from its existing core portfolio of properties and through acquisitions and dispositions of properties, expanding its presence in existing markets through strategic acquisitions.
     In 2006, the Company added 1.2 million square feet to its portfolio at an aggregate cost of $180.3 million. The Company acquired WesTech Business Park, a 366,000 square foot office and flex park in Silver Spring, Maryland, for $69.3 million; a 88,800 square foot multi-tenant flex buildings in Signal Hill, California, for $10.7 million; a 107,300 square foot multi-tenant flex park in Chantilly, Virginia, for $15.8 million; Meadows Corporate Park, a

165,000 square foot multi-tenant office park in Silver Spring, Maryland, for $29.9 million; Rogers Avenue, a 66,500 square foot multi-tenant industrial and flex park in San Jose, California, for $8.4 million; and Boca Commerce Park and Wellington Commerce Park, two multi-tenant industrial, flex and storage parks, aggregating 398,000 square feet, located in Palm Beach County, Florida, for $46.2 million. In connection with the Meadows Corporate Park purchase, the Company assumed a $16.8 million mortgage with a fixed interest rate of 7.20% through November, 2011, at which time it can be prepaid without penalty. In addition, in connection with the Palm Beach County purchases, the Company assumed three mortgages with a combined total of $23.8 million with a weighted average fixed interest rate of 5.84%. During 2005, the Company acquired a 233,000 square foot, multi-tenant flex and office property in San Diego, California, for $35.1 million including the assumption of a $15.0 million mortgage which bears an interest rate of 5.73% and matures on March 1, 2013. During 2004, the Company acquired a 165,000 square foot office complex in Fairfax, Virginia, for $24.1 million. The Company plans to continue to build its presence in existing markets by acquiring high quality facilities in selected markets. The Company targets properties with below market rents which may offer it growth in rental rates above market averages, and which offer the Company the ability to achieve economies of scale resulting in more efficient operations.
     Subsequent to December 31, 2006, the Company acquired Overlake Business Center, a 493,000 square foot multi-tenant office and flex business park located in Redmond, Washington, for $76.0 million, including transaction costs. The park, which was 90.0% leased at the time of acquisition, has 171 tenants in 27 separate one and two story buildings.
     During 2006, the Company sold a 30,500 square foot building located in Beaverton, Oregon, for $4.4 million resulting in a gain of $1.5 million. Additionally in 2006, the Company sold 32,400 square feet in Miami for a combined total of $3.7 million, resulting in a gain of $865,000.
     In 2005, the Company sold Woodside Corporate Park located in Beaverton, Oregon. Net proceeds from the sales were $64.5 million and the Company reported a gain of $12.5 million. The sale consisted of 13 buildings comprising 574,000 square feet and 3.3 acres of adjacent land. The park was 76.8% leased at the time of the sale. In addition, the Company sold 8.2 acres of land in the Beaverton area for $3.6 million resulting in a gain of $1.8 million. Six units totaling 44,000 square feet and a small parcel of land at Miami International Commerce Center (“MICC”) were sold for a combined sales price of $5.8 million resulting in an aggregate gain of $1.9 million. The Company sold a retail center located at MICC consisting of 56,000 square feet for a sales price of $12.2 million resulting in a gain of $967,000.
     In 2004, the Company sold a 43,000 square foot flex facility in Austin, Texas, for gross proceeds of $1.2 million, a 30,500 square foot building in Beaverton, Oregon, for gross proceeds of $3.1 million, a 10,000 and 7,100 square foot unit at MICC, with combined gross proceeds of $1.9 million and two flex parks totaling 400,000 square feet in Maryland, for combined gross proceeds of $44.2 million. In connection with these sales, the Company reported an aggregate gain of $15.5 million.
     Impact of Inflation: Although inflation has not been significant in recent years, it is still a factor in our economy and the Company continues to seek ways to mitigate its impact. A substantial portion of the Company’s leases require tenants to pay operating expenses, including real estate taxes, utilities, and insurance, as well as increases in common area expenses, partially reducing the Company’s exposure to inflation. During 2005 and 2006, the Company experienced a significant increase in certain operating costs including repairs and maintenance, property insurance and utility costs impacting the Company’s overall profit margin. The Company anticipates that this inflationary pressure will likely continue in 2007.
     Concentration of Portfolio by Region: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table) from continuing operations are summarized for the year ended December 31, 2006 by major geographic region below. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them as well as the investor the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from these financial measures as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of as asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with generally accepted accounting principles. The table below reflects rental income, operating expenses and NOI from continuing operations for the year ended December 31, 2006 based on geographical concentration. The total of all regions is equal to the amount of rental income and cost of operations recorded by the Company in accordance with GAAP. We have also included the most comparable GAAP measure which includes total depreciation and amortization. The percent of totals by region reflects the actual contribution to rental income, cost of operations and NOI during the period from properties included in continuing operations (in thousands):

	Weighted
	Square	Percent of	Rental	Percent of	Cost of	Percent of		Percent of
Region	Footage	Total	Income	Total	Operations	Total	NOI	Total
Southern California	3,946	21.9%	$61,227	25.3%	$17,591	23.6%	$43,636	26.1%
Northern California	1,512	8.4%	19,023	7.8%	5,043	6.8%	13,980	8.3%
Southern Texas	1,161	6.4%	10,472	4.3%	4,668	6.2%	5,804	3.5%
Northern Texas	1,689	9.4%	14,736	6.1%	5,811	7.8%	8,925	5.3%
South Florida	3,226	17.9%	24,673	10.2%	8,172	10.9%	16,501	9.9%
Virginia	2,844	15.7%	50,803	21.0%	14,286	19.1%	36,517	21.8%
Maryland	1,651	9.1%	35,419	14.6%	9,953	13.3%	25,466	15.2%
Oregon	1,342	7.4%	18,860	7.8%	6,401	8.6%	12,459	7.4%
Arizona	679	3.8%	7,001	2.9%	2,746	3.7%	4,255	2.5%

Total before depreciation and amortization	18,050	100.0%	242,214	100.0%	74,671	100.0%	167,543	100.0%

Depreciation and amortization			—		86,216		(86,216)

Total			$242,214		$160,887		$81,327

     Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of December 31, 2006. The Company analyzes this concentration to minimize significant industry exposure risk.

Business services	11.5%
Government	11.1%
Financial services	10.4%
Contractors	9.5%
Computer hardware, software and related service	9.1%
Warehouse, transportation and logistics	9.1%
Health services	7.3%
Communications	5.8%
Retail	5.8%
Home furnishing	3.8%
Electronics	3.1%

86.5%

     The information below depicts the Company’s top ten customers by annual rents as of December 31, 2006 (in thousands):

			% of Total
Tenants	Square Footage	Annual Rents (1)	Annual Rents
U.S. Government.	469	$12,854	5.1%
Kaiser Permanente	194	3,693	1.5%
County of Santa Clara	97	3,191	1.3%
Intel	214	3,024	1.2%
Axcelis Technologies	89	1,802	0.7%
Wells Fargo	102	1,651	0.7%
AARP	102	1,542	0.6%
Northrop Grumman	58	1,539	0.6%
Raytheon	77	1,239	0.5%
MCI	72	1,227	0.5%

	1,474	$31,762	12.7%

(1) For leases expiring prior to December 31, 2007, annualized rental income represents income to be received under existing leases from December 31, 2006 through the date of expiration.
Comparison of 2006 to 2005
     Results of Operations: Net income for the year ended December 31, 2006 was $64.6 million compared to $75.3 million for the year ended December 31, 2005. Net income allocable to common shareholders (net income less preferred stock distributions) for the year ended December 31, 2006 was $16.6 million compared to $32.3 million for the year ended December 31, 2005. Net income per common share on a diluted basis was $0.77 for the year ended December 31, 2006 compared to $1.47 for the year ended December 31, 2005 (based on weighted average diluted common shares outstanding of 21,646,000 and 22,018,000, respectively). The decrease was due to a reduction in income from discontinued operations of $14.0 million combined with an increase in non-cash distributions associated with preferred equity redemptions of $4.4 million, partially offset by the increase in income from continuing operations of $3.3 million.
     The following table presents the operating results of the properties for the years ended December 31, 2006 and 2005 in addition to other income and expense items affecting income from continuing operations. The Company breaks out Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot data):

	For the Years Ended December 31,
	2006	2005	Change
Rental income:
Same Park (17.3 million rentable square feet) (1)	$227,073	$218,981	3.7%
Other facilities (1.4 million rentable square feet) (2)	15,141	623	2,330.3%

Total rental income	242,214	219,604	10.3%

Cost of operations:
Same Park	69,271	65,558	5.7%
Other facilities	5,400	154	3,406.5%

Total cost of operations	74,671	65,712	13.6%

Net operating income (3):
Same Park	157,802	153,423	2.9%
Other facilities	9,741	469	1,977.0%

Total net operating income	167,543	153,892	8.9%

Other income and expenses:
Facility management fees	625	579	7.9%
Interest and other income	6,874	4,888	40.6%
Interest expense	(2,575)	(1,330)	93.6%
Depreciation and amortization	(86,216)	(76,178)	13.2%
General and administrative	(7,046)	(5,843)	20.6%
Asset impairment due to casualty loss	—	(72)	(100.0%)

Income before discontinued operations and minority interest	$79,205	$75,936	4.3%

Same Park gross margin (4)	69.5%	70.1%	(0.9%)
Same Park weighted average for the period:
Occupancy	93.4%	92.3%	1.2%
Realized rent per square foot (5)	$14.09	$13.75	2.5%

(1)	See below for a definition of Same Park.

(2)	Represents operating properties owned by the Company as of December 31, 2006 that are not included in Same Park.

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
     Supplemental Property Data and Trends: In order to evaluate the performance of the Company’s overall portfolio over two given years, management analyzes the operating performance of a consistent group of properties owned and operated throughout both those years. The Company refers to those properties as the Same Park facilities. For 2006 and 2005, the Same Park facilities constitute 17.3 million rentable square feet, which includes all assets in continuing operations that the Company owned and operated from January 1, 2005 through December 31, 2006, representing approximately 92.4% of the total square footage of the Company’s portfolio for 2006.
     Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table) from continuing operations are summarized for the years ended December 31, 2006 and 2005 by major geographic region below. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with generally accepted accounting principles.
     The following table summarizes the Same Park operating results by major geographic region for the years ended December 31, 2006 and 2005. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2005 and the impact of such is included in Other Facilities in the table below (in thousands):

				Cost of	Cost of
	Rental Income	Rental Income		Operations	Operations		NOI	NOI
	December 31,	December 31,	Increase	December 31,	December 31,	Increase	December 31,	December 31,	Increase
Region	2006	2005	(Decrease)	2006	2005	(Decrease)	2006	2005	(Decrease)
Southern California	$56,911	$54,096	5.2%	$15,926	$14,843	7.3%	$40,985	$39,253	4.4%
Northern California	18,854	18,971	(0.6%)	5,006	4,583	9.2%	13,848	14,388	(3.8%)
Southern Texas	10,472	9,615	8.9%	4,668	4,115	13.4%	5,804	5,500	5.5%
Northern Texas	14,736	15,712	(6.2%)	5,811	5,337	8.9%	8,925	10,375	(14.0%)
South Florida	24,316	22,080	10.1%	8,041	7,767	3.5%	16,275	14,313	13.7%
Virginia	50,055	48,699	2.8%	14,056	13,881	1.3%	35,999	34,818	3.4%
Maryland	25,868	24,189	6.9%	6,616	6,490	1.9%	19,252	17,699	8.8%
Oregon	18,860	18,683	0.9%	6,401	5,883	8.8%	12,459	12,800	(2.7%)
Arizona	7,001	6,936	0.9%	2,746	2,659	3.3%	4,255	4,277	(0.5%)

Total Same Park	227,073	218,981	3.7%	69,271	65,558	5.7%	157,802	153,423	2.9%
Other Facilities	15,141	623	2,330.3%	5,400	154	3,406.5%	9,741	469	1,977.0%

Total before depreciation and amortization	242,214	219,604	10.3%	74,671	65,712	13.6%	167,543	153,892	8.9%
Depreciation and amortization	—	—	—	86,216	76,178	13.2%	(86,216)	(76,178)	13.2%

Total based on GAAP	$242,214	$219,604	10.3%	$160,887	$141,890	13.4%	$81,327	$77,714	4.6%

     The discussion of regional information below relates to Same Park properties:
Southern California
     This region includes San Diego, Orange and Los Angeles Counties. The increase in rental income was the result of a strong market supported by a diverse economy. The Company’s weighted average occupancies for the region increased from 94.8% in 2005 to 96.2% in 2006. Realized rent per square foot increased 3.7% from $15.57 per square foot for 2005 to $16.14 per square foot in 2006. These markets experienced increasing rental rates and decreasing vacancy rates as a result of sustained strong economic conditions.
Northern California
     This region includes Sacramento, South San Francisco, the East Bay and the Silicon Valley submarkets that had been affected by high vacancy due in part to failed technology companies. Economic conditions in the Silicon Valley submarkets began to show some signs of recovery as demand for space increased and rents started to stabilize. The Company’s weighted average occupancies outperformed the market with occupancy increasing from 93.2% in 2005 to 94.7% in 2006. Realized rent per square foot decreased 2.1% from $13.56 per square foot in 2005 compared to $13.27 per square foot in 2006.

Southern Texas
     This region, which includes Austin and Houston, is one of the Company’s markets that has faced challenging market conditions with the Company’s operating results continuing to be impacted by the effects of sharply reduced market rental rates, higher vacancies and business failures. During 2006, the Company’s Southern Texas portfolio experienced a moderate level of activity which was evidenced in the occupancy improvement within the portfolio. The Company’s weighted average occupancies increased from 85.9% in 2005 to 89.5% in 2006. Realized rent per square foot increased 4.6% from $9.64 per square foot in 2005 to $10.08 per square foot in 2006.
Northern Texas
     This region consists of the Dallas market. This market has been impacted by high vacancy levels and rent roll downs due to general availability of space, modest economic drivers and ongoing development. However, leasing activity in the market increased modestly during 2006. The Company’s weighted average occupancies for the region decreased from 85.9% in 2005 to 80.3% in 2006. The decrease was primarily due to the early 2006 expiration of 198,000 square feet previously leased to Citigroup. As of December 31, 2006, all of this space has been re-leased. Realized rent per square foot increased 0.4% from $10.82 per square foot in 2005 to $10.86 per square foot in 2006.
South Florida
     This region consists of the Company’s business park located in the submarket of Miami-Dade County. The park is located less than one mile from the Miami International Airport. The Company’s weighted average occupancies for the park increased from 92.8% in 2005 to 96.4% in 2006. Realized rent per square foot increased 5.9% from $7.44 per square foot in 2005 to $7.88 in 2006. Operating expenses for the year ended December 31, 2006 increased by 3.5% over the same period in 2005 due primarily to repairs and maintenance related to the continued clean-up from hurricane damage sustained in 2005 along with increased insurance and utility costs.
Virginia
     This region includes the major Northern Virginia suburban markets surrounding the greater Washington D.C. metropolitan area. The greater Washington D.C. market continues to demonstrate solid fundamentals with sustained demand for space, improving rental rates and lower concessions. A major contributor to the market strength was tied to government contracting and defense spending. Approximately 11.7% of the existing leases in this market were executed prior to 2002, which was considered a high point in the market. This has and will continue to result in some rental rate roll downs as these leases are replaced at market rates. The Company’s weighted average occupancies decreased from 95.4% in 2005 to 94.8% in 2006. Realized rent per square foot increased 3.3% from $18.33 per square foot in 2005 to $18.94 per square foot in 2006.
Maryland
     This region consists of facilities primarily in Montgomery County. Considered part of the greater Washington D.C. market, Maryland continues to experience solid market demand. In more recent years this submarket has had a significant amount of sublease space, which placed increased pressure on rental rates and vacancy. This supply of sublease space has decreased, thereby decreasing downward pressure on rental rates. Approximately 7.4% of the existing leases in this market were executed prior to 2002, which was considered a high point in the market. This has and will continue to result in some rental rate roll downs. The Company’s weighted average occupancies increased from 95.4% in 2005 to 97.4% in 2006. Considered part of the Washington DC Metro market, Maryland is experiencing improving market conditions due primarily to higher levels of government contracting. Realized rent per square foot increased 4.8% from $20.47 per square foot in 2005 to $21.45 per square foot in 2006.
Oregon
     This region consists primarily of two business parks in the Beaverton submarket of Portland, Oregon. Portland has been one of the markets hardest hit by the technology slowdown. In 2003 and 2004, the slowdown resulted in early lease terminations, low levels of tenant retention and significant declines in rental rates. During 2005 and continuing in 2006, the market experienced higher levels of leasing activity, with rental rates declining significantly from in-place rents and higher leasing concessions. The Company’s weighted average occupancies increased from

86.2% in 2005 to 90.0% in 2006. Realized rent per square foot decreased 3.2% from $16.15 per square foot in 2005 to $15.63 per square foot in 2006.
Arizona
     The Arizona region consists primarily of properties in the Phoenix and Tempe areas, where rents are moderately increasing and rent concessions have been reduced. The Company’s weighted average occupancies in the region decreased from 94.5% in 2005 to 94.0% in 2006. Realized rent per square foot increased 1.6% from $10.81 per square foot in 2005 to $10.98 in 2006.
     Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the year ended December 31, 2006, $625,000 of revenue was recognized from facility management fees compared to $579,000 for the year ended December 31, 2005.
     Cost of Operations: Cost of operations, excluding discontinued operations, was $74.7 million for the year ended December 31, 2006 compared to $65.7 million for the year ended December 31, 2005. The increase was due primarily to the growth in the square footage of the Company’s portfolio of properties. Cost of operations as a percentage of rental income increased slightly from 29.9% in 2005 to 30.8% in 2006. Cost of operations for the year ended December 31, 2006 consisted primarily of the following items: property taxes ($21.1 million); property maintenance ($17.1 million); utilities ($15.2 million); and payroll ($12.0 million) as compared to cost of operations for the year ended December 31, 2005 which consisted primarily of the following items: property taxes ($19.5 million); property maintenance ($15.1 million); utilities ($12.8 million); and payroll ($10.2 million).
     Depreciation and Amortization Expense: Depreciation and amortization expense, excluding discontinued operations, was $86.2 million for the year ended December 31, 2006 compared to $76.2 million for the year ended December 31, 2005. The increase is primarily due to the acquisitions in 2006, as well as depreciation expense on capital and tenant improvements acquired during 2005.
     General and Administrative Expense: General and administrative expense was $7.0 million for the year ended December 31, 2006 compared to $5.8 million for the year ended December 31, 2005. General and administrative expenses for the year ended December 31, 2006 consisted mainly of the following items: expenses which relate to the accounting, finance, and executive divisions of the Company, which primarily consist of payroll expenses ($2.9 million); professional fees, including expenses related to outside accounting, tax, legal and investor services ($1.2 million); stock compensation expense ($2.2 million); and other various expenses. General and administrative expenses for the year ended December 31, 2005 consisted mainly of the following items: expenses which relate to the accounting, finance, and executive divisions of the Company, which primarily consist of payroll expenses ($3.0 million); professional fees, including expenses related to outside accounting, tax, legal and investor services ($1.1 million); stock compensation expense ($634,000); and other various expenses. The increase in stock compensation expense was primarily due to the long term incentive plan for senior management put into place in the first quarter of 2006.
     Interest and Other Income: Interest and other income reflects earnings on cash balances and dividends on marketable securities in addition to miscellaneous income items. Interest income was $6.8 million for the year ended December 31, 2006 compared to $4.8 million for the year ended December 31, 2005. Interest income for the year ended December 31, 2006 primarily related to interest earned on cash balances which earned approximately 4.9% interest compared to 3.1% in 2005.
     Interest Expense: Interest expense was $2.6 million for the year ended December 31, 2006 compared to $1.3 million for the year ended December 31, 2005. The increase is primarily attributable to the mortgages assumed in connection with the purchase of Rose Canyon Business Park in San Diego, California, Meadows Corporate Park in Silver Spring, Maryland and Wellington Commerce Park and Boca Commerce Park in Palm Beach County, Florida.
     Gain on Disposition of Real Estate: Included in income from discontinued operations are gains on dispositions of real estate for the year ended December 31, 2006 of $2.3 million compared to $18.1 million for the year ended December 31, 2005. During the year ended December 31, 2006, the Company disposed of five properties, four in Miami and one in Oregon. The four properties in Miami generated an aggregate gain of $865,000 with the remaining one property in Oregon providing a net gain of $1.5 million. In 2005, the Company disposed of eight properties, one in Oregon and seven in Miami, as well as, three parcels of land in Oregon and a small parcel of land in Miami. The property in Beaverton, Oregon generated a gain of $12.5 million with the remaining properties and land providing a net gain of $5.6 million.
     Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $16.8 million ($11.2 million allocated to preferred unit holders and $5.7 million allocated to common unit holders) for the year ended December 31, 2006 compared to $21.5 million ($10.7 million allocated to preferred unit holders and $10.9 million allocated to common unit holders) for the year ended December 31, 2005. The decrease was primarily due to the reduction of gain on disposition of real estate and income from sold properties allocated to minority interest offset with an increase in additional distributions to preferred unit holders for redemption of preferred partnership units.
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

	For the Years Ended December 31,
	2005	2004	Change
Rental income:
Same Park (17.1 million rentable square feet) (1)	$215,715	$209,191	3.1%
Other facilities (398,000 rentable square feet) (2)	3,889	1,746	122.7%

Total rental income	219,604	210,937	4.1%

Cost of operations:
Same Park	64,316	62,288	3.3%
Other facilities	1,396	706	97.7%

Total cost of operations	65,712	62,994	4.3%

Net operating income (3):
Same Park	151,399	146,903	3.1%
Other facilities	2,493	1,040	139.7%

Total net operating income	153,892	147,943	4.0%

Other income and expenses:
Facility management fees	579	624	(7.2%)
Interest and other income	4,888	406	1103.9%
Interest expense	(1,330)	(3,054)	(56.5%)
Depreciation and amortization	(76,178)	(69,942)	8.9%
General and administrative	(5,843)	(4,628)	26.3%
Asset impairment due to casualty loss	(72)	—	100.0%

Income before discontinued operations and minority interest	$75,936	$71,349	6.4%

Same Park gross margin (4)	70.2%	70.2%	—
Same Park weighted average for the period:
Occupancy	92.3%	89.0%	3.7%
Realized rent per square foot (5)	$13.68	$13.75	(0.5%)

(1)	See below for a definition of Same Park.

(2)	Represents operating properties owned by the Company as of December 31, 2005 that are not included in Same Park.

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
     Supplemental Property Data and Trends: In order to evaluate the performance of the Company’s overall portfolio over two given years, management analyzes the operating performance of a consistent group of properties owned and operated throughout both those years. The Company refers to those properties as the Same Park facilities. For 2005 and 2004, the Same Park facilities constitute 17.1 million rentable square feet, which includes all assets in continuing operations that the Company owned and operated from January 1, 2004 through December 31, 2005, representing approximately 97.7% of the total square footage of the Company’s portfolio for 2005.
     Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table) from continuing operations are summarized for the years ended December 31, 2005 and 2004 by major geographic region below. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with generally accepted accounting principles.
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

				Cost of	Cost of
	Rental Income	Rental Income		Operations	Operations		NOI	NOI
	December 31,	December 31,	Increase	December 31,	December 31,	Increase	December 31,	December 31,	Increase
Region	2005	2004	(Decrease)	2005	2004	(Decrease)	2005	2004	(Decrease)
Southern California	$54,099	$51,796	4.4%	$14,850	$14,151	4.9%	$39,249	$37,645	4.3%
Northern California	18,971	19,493	(2.7%)	4,583	4,576	0.2%	14,388	14,917	(3.5%)
Southern Texas	9,615	9,653	(0.4%)	4,115	4,189	(1.8%)	5,500	5,464	0.7%
Northern Texas	15,712	14,162	10.9%	5,337	5,466	(2.4%)	10,375	8,696	19.3%
South Florida	22,080	20,286	8.8%	7,767	7,190	8.0%	14,313	13,096	9.3%
Virginia	45,430	44,379	2.4%	12,632	12,199	3.5%	32,798	32,180	1.9%
Maryland	24,189	24,421	(1.0%)	6,490	6,262	3.6%	17,699	18,159	(2.5%)
Oregon	18,683	18,413	1.5%	5,883	5,497	7.0%	12,800	12,916	(0.9%)
Arizona	6,936	6,588	5.3%	2,659	2,758	(3.6%)	4,277	3,830	11.7%

Total Same Park	215,715	209,191	3.1%	64,316	62,288	3.3%	151,399	146,903	3.1%
Other Facilities	3,889	1,746	122.7%	1,396	706	97.7%	2,493	1,040	139.7%

Total before depreciation and amortization	219,604	210,937	4.1%	65,712	62,994	4.3%	153,892	147,943	4.0%
Depreciation and amortization	—	—	—	76,178	69,942	8.9%	(76,178)	(69,942)	8.9%

Total based on GAAP	$219,604	$210,937	4.1%	$141,890	$132,936	6.7%	$77,714	$78,001	(0.4%)

     The discussion of regional information below relates to Same Park properties:
Southern California
     This region includes San Diego, Orange and Los Angeles Counties. Rental income and NOI for 2005 were slightly higher than 2004 due to an increase in weighted average occupancy and increasing rental rates. Weighted average occupancies have increased from 93.0% in 2004 to 94.8% in 2005. Realized rent per square foot increased 2.4% from $15.21 per square foot for 2004 to $15.57 per square foot in 2005. The increases in this market were reflective of the general strength of the Southern California real estate market.

Northern California
     This region includes Sacramento, South San Francisco, the East Bay and the Silicon Valley, a submarket that continues to be impacted by an over supply of commercial space due in part to failed technology companies. Rental income and NOI decreased from 2004 to 2005 primarily due to the loss of a large tenant in the San Jose portfolio. Weighted average occupancies outperformed the market, yet they decreased from 95.0% in 2004 to 93.2% in 2005 primarily due to a bankruptcy and early termination of a 91,000 square foot tenant in the San Ramon portfolio. Realized rent per square foot decreased 0.8% from $13.68 per square foot in 2004 compared to $13.57 per square foot in 2005.
Southern Texas
     This region, which includes Austin and Houston, faced challenging market conditions with the Company’s operating results continuing to be impacted by the effects of sharply reduced market rental rates, higher vacancies and business failures. These effects on rental revenue were mitigated by reduced operating costs, primarily in payroll. Weighted average occupancies increased from 83.2% in 2004 to 85.9% in 2005. Despite an increase in occupancy, realized rent per square foot decreased 3.5% from $9.95 per square foot in 2004 to $9.60 per square foot in 2005.
Northern Texas
     This region includes the Dallas area. The increase in rental income and NOI were due primarily to increased occupancies and rental rates. This market continued to be impacted by high vacancy levels due to general availability of space, modest economic drivers and ongoing development. Weighted average occupancies increased from 82.8% in 2004 to 85.9% in 2005. Realized rent per square foot increased 6.8% from $10.14 per square foot in 2004 to $10.83 per square foot in 2005.
South Florida
     This region includes the Miami area. The Company’s assets continue to outperform the market. Rental income and net operating income increases were a result of occupancy increases. Weighted average occupancies increased from 84.0% in 2004 to 92.9% in 2005. Realized rent per square foot decreased 1.6% from $7.58 in 2004 to $7.46 in 2005.
Virginia
     This region includes all major Northern Virginia suburban submarkets surrounding the Washington D.C. metropolitan area. The Washington DC Metro market is considered one of the Company’s strongest markets driven largely by increased government contracting and defense spending. In many situations the Company was able to reduce tenant concessions and increase rental rates, yet the Company still had a number of leases executed prior to 2002, which was considered a high point in the market. This continued to result in some rental rate roll downs in the Virginia submarket. The increase in revenue was offset by increasing operating expenses, primarily utilities, resulting in a slight increase in NOI. Weighted average occupancies decreased from 96.5% in 2004 to 95.6% in 2005. Realized rent per square foot increased 3.4% from $17.54 per square foot in 2004 to $18.13 per square foot in 2005.
Maryland
     This region consists primarily of facilities in Montgomery County. Weighted average occupancies increased from 91.2% in 2004 to 95.4% in 2005. Considered part of the Washington DC Metro market, Maryland experienced improving market conditions due primarily to higher levels of government contracting. Realized rent per square foot decreased 5.3% from $21.63 per square foot in 2004 to $20.49 per square foot in 2005. The decrease in rental rates was a result of certain large tenants re-leasing at rates below expiring rental rates. The higher rental rates were tied to leases transacted during a high point in this commercial real estate market prior to 2002.

Oregon
     This region consists primarily of two business parks in the Beaverton submarket of Portland. Oregon was one of the markets hardest hit by the technology slowdown. In 2003 and 2004, the slowdown resulted in early lease terminations, low levels of tenant retention and significant declines in rental rates. During 2005, the market experienced higher levels of leasing activity, with rental rates declining significantly from in-place rents and higher leasing concessions. Weighted average occupancies increased from 78.2% in 2004 to 86.2% in 2005. Realized rent per square foot decreased 8.0% from $17.55 per square foot in 2004 to $16.15 per square foot in 2005.
Arizona
     The Arizona region consists primarily of properties in the Phoenix and Tempe areas. The Company’s weighted average occupancies in the region increased from 92.5% in 2004 to 94.5% in 2005. Realized rent per square foot increased 3.1% from $10.49 per square foot in 2004 to $10.81 per square for in 2005.
     Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the year ended December 31, 2005, $579,000 of revenue was recognized from facility management fees compared to $624,000 for the year ended December 31, 2004.
     Cost of Operations: Cost of operations, excluding discontinued operations, was $65.7 million for the year ended December 31, 2005 compared to $63.0 million for the year ended December 31, 2004. The increase was due primarily to the growth in the square footage of the Company’s portfolio of properties. Cost of operations as a percentage of rental income remained flat at 29.9% for 2004 and 2005. Cost of operations for the year ended December 31, 2005 consisted primarily of the following items: property taxes ($19.5 million); property maintenance ($15.1 million); utilities ($12.8 million); and payroll ($10.2 million) as compared to cost of operations for the year ended December 31, 2004 which consisted primarily of the following items: property taxes ($19.2 million); property maintenance ($14.2 million); utilities ($11.3 million); and payroll ($10.5 million).
     Depreciation and Amortization Expense: Depreciation and amortization expense, excluding discontinued operations, was $76.2 million for the year ended December 31, 2005 compared to $69.9 million for the year ended December 31, 2004. The increase was primarily due to depreciation expense on capital put in place in 2005 and at the end of 2004.
     General and Administrative Expense: General and administrative expense was $5.8 million for the year ended December 31, 2005 compared to $4.6 million for the year ended December 31, 2004. General and administrative expenses for the year ended December 31, 2005 consisted mainly of the following items: expenses which relate to the accounting, finance, and executive divisions of the Company, which primarily consist of payroll expenses ($3.0 million); professional fees, including expenses related to outside accounting, tax, legal and investor services ($1.1 million); stock compensation expense ($634,000); and other various expenses. General and administrative expenses for the year ended December 31, 2004 consisted mainly of the following items: expenses which relate to the accounting, finance, and executive divisions of the Company, which primarily consist of payroll expenses ($2.4 million); professional fees, including expenses related to Sarbanes Oxley Section 404 (“SOX 404”) Compliance, outside accounting, tax, legal and investor services ($1.3 million); stock compensation expense ($93,000); and other various expenses. During 2004, the Company incurred approximately $600,000 related to its efforts to ensure compliance with SOX 404. While management experienced the ongoing costs of ensuring compliance with SOX 404 during 2005, the amount decreased substantially as a significant portion of the work that was previously performed by third parties was performed by company employees. The increase in payroll expenses was due to higher levels of salary and related costs resulting from the changes to the Company’s senior management team.
     Interest and Other Income: Interest and other income reflects earnings on cash balances and dividends on marketable securities in addition to miscellaneous income items. Interest income was $4.8 million for the year ended December 31, 2005 compared to $308,000 for the year ended December 31, 2004. Interest income for the year ended December 31, 2005 primarily related to interest earned on cash balances which generally earned approximately 3.1% interest compared to less than 2% in 2004. Additionally, based on the preferred equity activity and property dispositions during 2005, the Company’s average cash on hand of $132.2 million was significantly more than the average cash on hand during 2004 of $22.7 million.

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
     Gain on Disposition of Real Estate: Included in income from discontinued operations are gains on dispositions of real estate for the year ended December 31, 2005 of $18.1 million compared to $15.5 million for the year ended December 31, 2004. In 2005, the Company disposed of eight properties, one in Oregon and seven in Miami, as well as, three parcels of land in Oregon and a small parcel of land in Miami. The property in Beaverton, Oregon generated a gain of $12.5 million with the remaining properties and land providing a net gain of $5.6 million. During the year ended December 31, 2004, the Company disposed of six properties, two in Maryland, two in Miami, one in Texas and one in Oregon. The two properties in Maryland generated an aggregate gain of $15.2 million with the remaining four properties providing a net gain of $300,000.
     Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $21.5 million ($10.7 million allocated to preferred unit holders and $10.9 million allocated to common unit holders) for the year ended December 31, 2005 compared to $30.0 million ($20.2 million allocated to preferred unit holders and $9.8 million allocated to common unit holders) for the year ended December 31, 2004. The decrease in minority interest in income was due primarily to the redemptions of preferred operating partnership units during 2004.
Liquidity and Capital Resources
     Cash and cash equivalents decreased $134.2 million from $200.4 million at December 31, 2005 to $66.3 million at December 31, 2006. The primary reasons for the decrease were property acquisitions, net change in preferred equity, and the repurchase of common stock partially offset by retained operating cash flow.
     Net cash provided by operating activities for the years ended December 31, 2006 and 2005 was $165.5 million and $149.4 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will continue to be sufficient to enable it to meet its operating expenses, capital improvements and debt service requirements and to maintain the current level of distributions to shareholders in addition to providing additional retained cash for future growth, debt repayment, and stock repurchases.
     Net cash used in investing activities was $170.0 million for the year ended December 31, 2006 compared to cash provided by investing activities of $24.4 million for the year ended December 31, 2005. The change between years was $194.4 million or 797.0% and was primarily due to cash paid for acquisitions for two properties in Maryland, a property in Virginia, two properties in California and two in Florida for a combined total of $139.0 million. Proceeds from the disposition of real estate facilities for the year ended December 31, 2006 was $7.7 million compared to $84.8 million in the prior year. During the years ended December 31, 2006 and 2005 the Company used $39.2 million and $40.3 million for capital improvements to real estate facilities, respectively. The decrease of $1.1 million or 2.8% resulted from decreased transaction costs.
     Net cash used in financing activities was $129.7 million and $13.1 million for the years ended December 31, 2006 and 2005. The change of $116.6 million is primarily the result of an increase of $106.9 million in preferred equity redemptions and a decrease of $6.6 million in net proceeds from the issuance of preferred equity. As a result of the 2006 transactions, the Company decreased its preferred equity outstanding from 33.5% of its market capitalization at December 31, 2005 to 25.2% at December 31, 2006. Additionally, the Company repurchased $16.1 million of common stock for the year ended December 31, 2006 compared to $14.5 million for the year ended December 31, 2005.
     The Company’s capital structure is characterized by nominal debt. As of December 31, 2006, the Company had seven fixed rate mortgage notes payable totaling $67.0 million, which represented approximately 2.4% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding mortgages and (3) the total number of common shares and common units outstanding at December 31, 2006 multiplied by the closing price of the stock on that date. The weighted average interest rate for the mortgage notes is approximately 6.11% per annum. The Company had approximately 9.0% of its properties, based on net book value, encumbered at December 31, 2006.
     During 2006, the Company issued an aggregate of $95.0 million of preferred equity with a rate of 7.375%. Proceeds from the various offerings were used to redeem higher rate preferred equity of $118.9 million with a weighted average rate of 9.389%.
     In August of 2005, the Company modified the term of its line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100.0 million and matures on August 1, 2008. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.50% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.65%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $450,000, which will be amortized over the life of the Credit Facility. The Company had no balance outstanding on its Credit Facility at December 31, 2006 and 2005. The Company repaid in full the $95.0 million outstanding on its line of credit in January, 2004, and subsequently borrowed $138.0 million on its line of credit in 2004 which was repaid in full prior to December 31, 2004.
     As of December 31, 2003, the Company had $100.0 million in short-term borrowings from PSI. The note bore interest at 1.4% and was due on March 9, 2004. The Company repaid the note in full during the first quarter of 2004.
     In February, 2002, the Company entered into a seven year $50.0 million term loan agreement with Fleet National Bank. The interest on the note was at LIBOR plus 1.45% and it had an original maturity of February 20, 2009. The Company paid a one-time fee of 0.35% or $175,000 for the facility. In July, 2002, the Company entered into an interest rate swap transaction which had the effect of fixing the rate on the term loan through July, 2004 at 4.46% per annum. In February, 2004, the Company repaid in full the $50.0 million outstanding on the term loan.
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
     The Company’s funding strategy has been to use permanent capital, including common and preferred stock, and internally generated retained cash flows. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its Credit Facility. The Company targets a ratio of funds from operations (“FFO”) to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the year ended December 31, 2006, the FFO to fixed charges and preferred distributions coverage ratio was 2.9 to 1.0, excluding the effects of Emerging Issues Task Force (“EITF”) Topic D-42.
     Non-GAAP Supplemental Disclosure Measure: Funds from Operations: Management believes that FFO is a useful supplemental measure of the Company’s operating performance. The Company computes FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income, computed in accordance with GAAP, before depreciation, amortization, minority interest in income and extraordinary items. Management believes that FFO provides a useful measure of the Company’s operating performance and when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income.
     FFO should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance or liquidity as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the

Company’s properties, which are significant economic costs and could materially impact the Company’s results of operations.
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
     FFO for the Company is computed as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Net income allocable to common shareholders	$16,647	$32,283	$29,123	$33,312	$42,018
Gain on sale of marketable and other securities	—	—	—	(2,043)	(41)
Gain on disposition of real estate	(2,328)	(18,109)	(15,462)	(2,897)	(9,023)
Equity income from sale of joint venture properties	—	—	—	(1,376)	(861)
Depreciation and amortization	86,243	77,420	73,793	59,107	58,144
Depreciation from joint venture	—	—	—	—	63
Minority interest in income — common units	5,673	10,869	9,760	11,345	14,243

Consolidated FFO allocable to common shareholders and minority interests	106,235	102,463	97,214	97,448	104,543
FFO allocated to minority interests — common units	(27,005)	(25,810)	(24,401)	(24,657)	(26,291)

FFO allocated to common shareholders	$79,230	$76,653	$72,813	$72,791	$78,252

     FFO allocated to common shareholders and minority interests for the year ended December 31, 2006 increased $3.8 million over the year ended December 31, 2005. FFO for the years ended December 31, 2006 and 2005 included non-cash distributions of $4.7 million and $301,000, respectively, related to the application of EITF Topic D-42 and the redemption of preferred equity. Excluding these non-cash adjustments, the increase in FFO was a result of increased income from operations.
     Capital Expenditures: During the years ended December 31, 2006, 2005 and 2004, the Company incurred $34.1 million, $35.8 million and $43.6 million, respectively, in recurring capital expenditures or $1.89, $2.01 and $2.42 per weighted average square foot, respectively. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. The Company expects the higher levels of transactions to continue into 2007 as a result of competition in difficult markets. The following depicts actual capital expenditures for the years ended December 31,: (in thousands)

	2006	2005	2004
Recurring capital expenditures	$34,096	$35,821	$43,614
Property renovations and other capital expenditures	5,131	4,519	8,455

Total capital expenditures	$39,227	$40,340	$52,069

     Stock Repurchase: The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 4.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the year ended December 31, 2006, the Company repurchased 309,100 shares of common stock at a cost of $16.1 million. During the year ended December 31, 2005, the Company repurchased 361,400 shares of common stock at a cost of $16.6 million. Since inception through December 31, 2006, the Company has repurchased an aggregate of 3.3 million shares of common stock at an aggregate cost of $102.6 million (average cost of $31.18 per share).

     Redemption of Preferred Equity: On May 10, 2006, the Company redeemed 2.6 million depositary shares of its 9.500% Cumulative Preferred Stock, Series D for $65.9 million. In accordance with EITF Topic D-42, the redemption resulted in a reduction of net income allocable to common shareholders of $1.7 million for the year ended December 31, 2006 equal to the excess of the redemption amount over the carrying amount of the redeemed securities.
     On December 15, 2006, the Company called 2.0 million depositary shares ($50.0 million) of its 8.750% Cumulative Preferred Stock, Series F for January 29, 2007 redemption. The Company reported the excess of the redemption amount over the carrying amount, $1.7 million, as an additional allocation of net income to preferred shareholders and a corresponding reduction of net income allocable to common shareholders and common unit holders for the year ended December 31, 2006.
     On September 21, 2006 the Company redeemed 2.1 million units of its 9.250% Series E Cumulative Redeemable Preferred Units for $53.0 million. The Company reported the excess of the redemption amount over the carrying amount, $1.4 million, as an additional allocation of net income to preferred unit holders and a corresponding reduction of net income allocable to common shareholders and common unit holders for the year ended December 31, 2006.
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
     Related Party Transactions: At December 31, 2006, PSI owned 25.4% of the outstanding shares of the Company’s common stock and 25.5 % of the outstanding common units of the operating partnership (100.0% of the common units not owned by the Company). Assuming conversion of its partnership units PSI would own 44.5% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PSI. Harvey Lenkin is a Director of both the Company and PSI.
     Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services. These costs totaled $320,000 in 2006 and are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled $625,000 in 2006. In December of 2006, the Company bought two properties in Palm Beach County, Florida, portions of which will be managed by PSI.
     Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.
     Contractual Obligations: The table below summarizes projected payments due under our contractual obligations as of December 31, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
Mortgage notes payable (principal and interest)	$85,408	$ 10,018	$ 14,473	$ 26,478	$ 34,439

Total	$85,408	$ 10,018	$ 14,473	$ 26,478	$ 34,439

     The Company is scheduled to pay cash dividends of $48.9 million per year on its preferred equity outstanding as of December 31, 2006. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting either of common stock or preferred equity. At December 31, 2006, the Company’s debt as a percentage of shareholders’ equity and minority interest (based on book values) was 5.0%.
     The Company’s market risk sensitive instruments include mortgage notes payable of $67.0 million at December 31, 2006. All of the Company’s mortgage notes payable bear interest at fixed rates. See Notes 2, 5, and 6 to Consolidated Financial Statements for the terms, valuations and approximate principal maturities of the Company’s mortgage notes payable and the line of credit as of December 31, 2006. Based on borrowing rates currently available to the Company, combined with the amount of fixed rate debt outstanding, the difference between the carrying amount of debt and its fair value is insignificant.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements of the Company at December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Schedules in Item 15.

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
     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2006. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company may make changes in its internal control processes from time to time in the future.
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.
     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s report on management’s assessment of the Company’s internal control over financial reporting appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
PS Business Parks, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that PS Business Parks, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PS Business Parks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that PS Business Parks, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, PS Business Parks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of PS Business Parks, Inc. and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
February 23, 2007

ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement to be filed in connection with the annual shareholders’ meeting to be held in 2007 (the “Proxy Statement”) under the caption “Election of Directors”
     Information required by this item with respect to executive officers is provided in Item 4A of this report. See “Executive Officers of the Registrant.”
     Information required by this item with respect to the nominating process, the audit committee and the audit committee financial expert is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Corporate Governance.”
     Information required by this item with respect to a code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Corporate Governance.” We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, which is available on our website at www.psbusinessparks.com. The information contained on the Company’s website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K. Any amendments to or waivers of the code of ethics granted to the Company’s executive officers or the controller will be published promptly on our website or by other appropriate means in accordance with SEC rules.
     Information required by this item with respect to the compliance with Section 16(a) is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Corporate Governance,” “Executive Compensation,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Stock Ownership of Certain Beneficial Owners and Management.”
     The following table sets forth information as of December 31, 2006 on the Company’s equity compensation plans:

(c)
Number of Securities
	(a)		Remaining Available
	Number of Securities	(b)	for Future Issuance
	to be Issued Upon	Weighted Average	under Equity
	Exercise of	Exercise Price of	Compensation
	Outstanding	Outstanding Options,	Plans (Excluding
	Options, Warrants, and	Warrants, and	Securities Reflected in
Plan Category	Rights	Rights	Column(a))
Equity compensation plans approved by security holders	816,171	$42.05	1,307,011
Equity compensation plans not approved by security holders	—	$—	—

Total	816,171 *	$42.05 *	1,307,011 *

*	Amounts include restricted stock units
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Corporate Governance” and “Certain Relationships and Related Transactions.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Audit Fees: Audit fees include fees generated by all services performed by Ernst & Young LLP to comply with generally accepted auditing standards or for services related to the audit and review of the Company’s financial statements. Audit fees billed (or expected to be billed) to the Company by Ernst & Young LLP for audit of the Company’s consolidated financial statements and internal control over financial reporting, review of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and services in connection with the Company’s registration statements and securities offerings totaled $382,000 for 2006 and $322,000 for 2005.
     Audit-Related Fees: Audit related fees representing professional fees provided by Ernst & Young LLP in connection with the audit of the Company’s 401(K) savings plan and property acquisition audits totaled $53,000 for 2006. During 2005, Ernst & Young LLP did not bill the Company for audit related services
     Tax Fees: Tax fees billed (or expected to be billed) to the Company by Ernst & Young LLP for tax compliance and consulting services totaled $149,000 for 2006 and $165,000 for 2005.
     All Other Fees: During 2006 and 2005, Ernst & Young LLP did not bill the Company for any services other than audit, audit-related and tax services.
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
     We have audited the accompanying consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Business Parks, Inc. at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PS Business Parks, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 23, 2007

PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except
	share data)
ASSETS

Cash and cash equivalents	$66,282	$200,447
Real estate facilities, at cost:
Land	439,777	383,308
Buildings and equipment	1,353,442	1,189,815

	1,793,219	1,573,123
Accumulated depreciation	(441,336)	(355,228)

	1,351,883	1,217,895
Properties held for disposition, net	—	5,366
Land held for development	9,011	9,011

	1,360,894	1,232,272
Rent receivable	2,080	2,678
Deferred rent receivables	21,454	18,650
Other assets	12,154	9,631

Total assets	$1,462,864	$1,463,678

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accrued and other liabilities	$42,394	$39,126
Preferred stock called for redemption	50,000	—
Mortgage notes payable	67,048	25,893

Total liabilities	159,442	65,019
Minority interests:
Preferred units	82,750	135,750
Common units	165,469	169,451
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 22,900 and 23,734 shares issued and outstanding at December 31, 2006 and 2005, respectively	572,500	593,350
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,311,005 and 21,560,593 shares issued and outstanding at December 31, 2006 and 2005, respectively	213	215
Paid-in capital	398,048	407,380
Cumulative net income	483,403	418,823
Cumulative distributions	(398,961)	(326,310)

Total shareholders’ equity	1,055,203	1,093,458

Total liabilities and shareholders’ equity	$1,462,864	$1,463,678

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands, except
	per share data)
Revenues:
Rental income	$242,214	$219,604	$210,937
Facility management fees	625	579	624

Total operating revenues	242,839	220,183	211,561
Expenses:
Cost of operations	74,671	65,712	62,994
Depreciation and amortization	86,216	76,178	69,942
General and administrative	7,046	5,843	4,628

Total operating expenses	167,933	147,733	137,564
Other income and expenses:
Interest and other income	6,874	4,888	406
Interest expense	(2,575)	(1,330)	(3,054)

Total other income and expenses	4,299	3,558	(2,648)
Asset impairment due to casualty loss	—	72	—
Income from continuing operations before minority interests	79,205	75,936	71,349

Minority interests in continuing operations:
Minority interest in income — preferred units
Distributions to preferred unit holders	(9,789)	(10,350)	(17,106)
Redemption of preferred operating partnership units	(1,366)	(301)	(3,139)
Minority interest in income — common units	(5,113)	(5,611)	(4,540)

Total minority interests in continuing operations	(16,268)	(16,262)	(24,785)
Income from continuing operations	62,937	59,674	46,564

Discontinued operations:
Income (loss) from discontinued operations	(125)	2,769	5,337
Gain on disposition of real estate	2,328	18,109	15,462
Minority interest in income attributable to discontinued operations — common units	(560)	(5,258)	(5,220)

Income from discontinued operations	1,643	15,620	15,579
Net Income	64,580	75,294	62,143

Net income allocable to preferred shareholders:
Preferred stock distributions
Preferred stock distributions	44,553	43,011	31,154
Redemptions of preferred stock	3,380	—	1,866

Total preferred stock distributions	47,933	43,011	33,020

Net income allocable to common shareholders	$16,647	$32,283	$29,123

Net income per common share — basic:
Continuing operations	$0.70	$0.76	$0.62
Discontinued operations	$0.08	$0.72	$0.72
Net income	$0.78	$1.48	$1.34

Net income per common share — diluted:
Continuing operations	$0.69	$0.76	$0.62
Discontinued operations	$0.08	$0.71	$0.71
Net income	$0.77	$1.47	$1.33

Weighted average common shares outstanding:
Basic	21,335	21,826	21,767

Diluted	21,646	22,018	21,960

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Cumulative	Other
	Preferred Stock		Common Stock		Paid-in	Net	Comprehensive	Cumulative	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Income	Income/(Loss)	Distributions	Equity
	(In thousands, except share data)
Balances at December 31, 2003	6,747	$168,673	21,565,528	$216	$420,778	$281,386	$(535)	$(199,690)	$670,828
Issuance of preferred stock, net of costs	15,800	395,000	—	—	(13,870)	—	—	—	381,130
Redemption of preferred stock	(2,113)	(52,823)	—	—	1,866	—	—	(1,866)	(52,823)
Exercise of stock options	—	—	269,710	2	6,956	—	—	—	6,958
Stock compensation	—	—	4,429	—	1,365	—	—	—	1,365
Shelf registration	—	—	—	—	(101)	—	—	—	(101)
Comprehensive income:
Change in unrealized loss on interest rate swap	—	—	—	—	—	—	535	—	535
Net income	—	—	—	—	—	62,143	—	—	62,143

Comprehensive income	—	—	—	—	—	—	—	—	62,678
Distributions:
Preferred stock	—	—	—	—	—	—	—	(31,154)	(31,154)
Common stock	—	—	—	—	—	—	—	(25,274)	(25,274)
Adjustment to minority interests underlying ownership	—	—	—	—	3,357	—	—	—	3,357

Balances at December 31, 2004	20,434	510,850	21,839,667	218	420,351	343,529	—	(257,984)	1,016,964
Issuance of preferred stock, net of costs	3,300	82,500	—	—	(2,873)	—	—	—	79,627
Repurchase of common stock	—	—	(361,400)	(4)	(16,628)	—	—	—	(16,632)
Exercise of stock options	—	—	70,364	1	1,936	—	—	—	1,937
Stock compensation	—	—	11,962	—	2,588	—	—	—	2,588
Net income	—	—	—	—	—	75,294	—	—	75,294
Distributions:
Preferred stock	—	—	—	—	—	—	—	(43,011)	(43,011)
Common stock	—	—	—	—	—	—	—	(25,315)	(25,315)
Adjustment to minority interests underlying ownership	—	—	—	—	2,006	—	—	—	2,006

Balances at December 31, 2005	23,734	593,350	21,560,593	215	407,380	418,823	—	(326,310)	1,093,458
Issuance of preferred stock, net of costs	3,800	95,000	—	—	(2,798)	—	—	—	92,202
Redemption of preferred stock	(2,634)	(65,850)	—	—	1,658	—	—	(1,658)	(65,850)
Preferred stock called for redemption	(2,000)	(50,000)	—	—	1,722	—	—	(1,722)	(50,000)
Repurchase of common stock	—	—	(309,100)	(3)	(16,114)	—	—	—	(16,117)
Exercise of stock options	—	—	37,900	1	1,366	—	—	—	1,367
Stock compensation	—	—	21,612	—	2,286	—	—	—	2,286
Net income	—	—	—	—	—	64,580	—	—	64,580
Distributions:
Preferred stock	—	—	—	—	—	—	—	(44,553)	(44,553)
Common stock	—	—	—	—	—	—	—	(24,718)	(24,718)
Adjustment to minority interests underlying ownership	—	—	—	—	2,548	—	—	—	2,548

Balances at December 31, 2006	22,900	$572,500	21,311,005	$213	$398,048	$483,403	$—	$(398,961)	$1,055,203

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$64,580	$75,294	$62,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	86,243	77,420	73,793
In-place lease adjustment	232	155	156
Lease incentives net of tenant improvement reimbursements	440	144	—
Amortization of mortgage premium	(76)	—	—
Minority interest in income	16,828	21,520	30,005
Gain on disposition of properties	(2,328)	(18,109)	(15,462)
Impairment of assets from casualty loss	—	72	—
Stock compensation expense	2,845	1,060	914
Increase in receivables and other assets	(3,741)	(5,004)	(4,172)
Increase (decrease) in accrued and other liabilities	492	(3,124)	4,581

Total adjustments	100,935	74,134	89,815

Net cash provided by operating activities	165,515	149,428	151,958

Cash flows from investing activities:
Capital improvements to real estate facilities	(39,227)	(40,340)	(52,069)
Acquisition of real estate facilities	(138,973)	(20,073)	(22,323)
Proceeds from disposition of real estate	7,714	84,802	48,284
Insurance proceeds from casualty loss	500	—	—

Net cash (used in) provided by investing activities	(169,986)	24,389	(26,108)

Cash flows from financing activities:
Borrowings on credit facility	—	—	138,000
Repayments of borrowings on credit facility	—	—	(233,000)
Repayment of borrowings from an affiliate	—	—	(100,000)
Principal payments on mortgage notes payable	(762)	(472)	(8,327)
Repayment of unsecured notes payable	—	—	(50,000)
Net proceeds from the issuance of preferred stock	92,448	79,627	381,130
Net proceeds from the issuance of preferred units	—	19,465	41,533
Exercise of stock options	1,367	1,937	6,958
Shelf registration costs	—	—	(101)
Repurchase of common stock	(16,117)	(14,465)	—
Redemption of preferred units	(53,000)	(12,000)	(132,750)
Redemption of preferred stock	(65,850)	—	(52,823)
Distributions paid to preferred shareholders	(44,799)	(43,011)	(31,154)
Distributions paid to minority interests — preferred units	(9,789)	(10,350)	(17,689)
Distributions paid to common shareholders	(24,718)	(25,315)	(25,274)
Distributions paid to minority interests — common units	(8,474)	(8,474)	(8,474)

Net cash used in financing activities	(129,694)	(13,058)	(91,971)

Net increase (decrease) in cash and cash equivalents	(134,165)	160,759	33,879
Cash and cash equivalents at the beginning of the period	200,447	39,688	5,809

Cash and cash equivalents at the end of the period	$66,282	$200,447	$39,688

Supplemental disclosures:
Interest paid, net of interest capitalized	$2,575	$1,330	$3,434

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
Supplemental schedule of non cash investing and financing activities:
Adjustment to minority interest to underlying ownership:
Minority interest — common units	$1,182	$2,240	$218
Paid-in capital	$(1,182)	$(2,240)	$(218)
Effect of EITF Topic D-42
Cumulative distributions	$3,380	$—	$1,866
Minority interest — common units	$1,366	$301	$3,139
Paid-in capital	$(4,746)	$(301)	$(5,005)
Mortgage note payable assumed in property acquisition:
Real estate facilities	$41,993	$14,998	$—
Mortgage notes payable	$(41,993)	$(14,998)	$—
Accrued lease inducements:
Other assets	$—	$1,985	$—
Accrued and other liabilities	$—	$(1,985)	$—
Accrued stock repurchase:
Paid-in capital	$—	$2,167	$—
Accrued and other liabilities	$—	$(2,167)	$—
Unrealized loss:
Comprehensive (income) loss on interest rate swap	$—	$—	$535
Other comprehensive income (loss)	$—	$—	$(535)
See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
1. Organization and description of business
Organization
     PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of December 31, 2006, PSB owned approximately 75% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units were owned by Public Storage, Inc. (“PSI”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”
Description of business
     The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties, primarily multi-tenant flex, office and industrial space. As of December 31, 2006, the Company owned and operated approximately 18.7 million rentable square feet of commercial space located in eight states. The Company also manages approximately 1.4 million rentable square feet on behalf of PSI and its affiliated entities.
2. Summary of significant accounting policies
Basis of presentation
     The accompanying consolidated financial statements include the accounts of PSB and the Operating Partnership. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.
Use of estimates
     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates.
Allowance for doubtful accounts
     We monitor the collectibility of our receivable balances including the deferred rent receivable on an on-going basis. Based on these reviews, we maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on our consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $300,000 at December 31, 2006 and 2005.
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
     In June, 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133, as amended by SFAS No. 138). The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
     In July, 2002, the Operating Partnership entered into an interest rate swap agreement, which was accounted for as a cash flow hedge, in order to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covered $50.0 million of debt through July, 2004, effectively changed the interest rate exposure from floating rate to a fixed rate of 4.46%. Market gains and losses on the value of the swap were deferred and included in income over the life of the swap or related debt. The difference paid on the interest rate swap of $557,000 for the year ended December 31, 2004 was recorded in interest expense as incurred. For the years ended December 31, 2006 and 2005, there were no interest differentials paid on the interest rate swap. Net interest differentials paid or received related to these contracts were accrued as incurred or earned. There was no unrealized loss related to the interest rate swap included in other comprehensive income as of December 31, 2006 or 2005 as the swap agreement was eliminated in 2004.
Real estate facilities
     Real estate facilities are recorded at cost. Costs related to the renovation or improvement of the properties are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Expenditures that are expected to benefit a period greater than 24 months and exceed $2,000 are capitalized and depreciated over the estimated useful life. Buildings and equipment are depreciated on the straight-line method over the estimated useful lives, which are generally 30 and 5 years, respectively. Leasing costs in excess of $1,000 for leases with terms greater than two years are capitalized and depreciated over their estimated useful lives. Leasing costs for leases of less than two years or less than $1,000 are expensed as incurred.
     Interest cost and property taxes incurred during the period of construction of real estate facilities are capitalized. The Company did not capitalize any interest expense in 2006, 2005 or 2004. The Company did not capitalized any property taxes during the years ended December 31, 2006 and 2005. The Company capitalized $46,000 of property taxes during the year ended December 31, 2004.
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

Intangible assets
     Intangible assets include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values (included in other assets in the accompanying consolidated balance sheet) are amortized, net, to rental income over the remaining non-cancelable terms of the respective leases. The Company amortized $232,000, $155,000 and $156,000 of intangible assets resulting from the above and below market lease values during the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, the value of in-place leases was $656,000, net of $535,000 of accumulated amortization. As of December 31, 2005, the value of in-place leases was $455,000, net of $304,000 of accumulated amortization.
Evaluation of asset impairment
     The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At December 31, 2006, the Company did not consider any assets to be impaired.
Asset impairment due to casualty loss
     It is the Company’s policy to record as a casualty loss or gain, in the period the casualty occurs, the differential between (a) the book value of assets destroyed and (b) any insurance proceeds that we expect to receive in accordance with our insurance contracts. Potential proceeds from insurance that are subject to any uncertainties, such as interpretation of deductible provisions of the governing agreements, the estimation of costs of restoration, or other such items, are treated as contingent proceeds in accordance with SFAS No. 5, and not recorded until the uncertainties are satisfied.
     For the year ended December 31, 2006, one of our real estate assets located in Southern California was damaged as a result of a fire. We have estimated that the costs to restore this facility will be approximately $392,000. We have third-party insurance, subject to certain deductibles, that covers restoration of physical damage and the loss of income due to the physical damage incurred. We expect our insurers to pay all of the costs associated with the fire. The net book value of the assets destroyed was approximately $266,000 combined with approximately $126,000 of non-capitalized expense incurred in 2006. Accordingly, no casualty loss was recorded for the year ended December 31, 2006.
     For the year ended December 31, 2005, several of our real estate assets located in South Florida were damaged as a result of a series of hurricanes. We have estimated that the costs to restore these facilities will be approximately $2.3 million. We have third-party insurance, subject to certain deductibles, that covers restoration of physical damage and the loss of income due to the physical damage incurred. We expect our insurers to pay approximately $1.6 million of the physical damage, and the net book value of the assets destroyed was approximately $1.1 million combined with approximately $510,000 of non-capitalized expense incurred in 2005. Accordingly, we have recorded a casualty loss of $72,000 for the year ended December 31, 2005. No material casualty losses were recorded for the year ended December 31, 2004.
     These amounts are based upon estimates and are subject to change as we and our insurers (i) more fully evaluate the extent of physical damage, which may not be fully determinable until commencement of repairs, (ii) develop detailed restoration plans and (iii) evaluate the impact of local conditions in the building labor and supplies markets for restoration costs.

Stock-based compensation
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
Revenue and expense recognition
     Revenue is recognized in accordance with Staff Accounting Bulletin No. 104 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Straight-line rent is recognized for all tenants with contractual increases in rent that are not included on the Company’s credit watch list. Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred.
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
Related party transactions
     Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services. These costs totaled $320,000, $335,000 and $327,000 for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled $625,000, $579,000 and $562,000 for the years ended December 31, 2006, 2005 and 2004, respectively. In December of 2006, the Company bought two properties in Palm Beach County, Florida, portions of which will be managed by PSI. As of December 31, 2006 and 2005, the Company has amounts due from PSI of $871,000 and $551,000, respectively, for these contracts, as well as for amounts paid by the Company on behalf of PSI.

Income taxes
     The Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2006, 2005 and 2004 and intends to continue to meet such requirements. Accordingly, no provision for income taxes has been made in the accompanying financial statements.
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
Net income per common share
     Per share amounts are computed using the weighted average common shares outstanding. “Diluted” weighted average common shares outstanding include the dilutive effect of stock options and restricted stock units under the treasury stock method. “Basic” weighted average common shares outstanding excludes such effect. Earnings per share has been calculated as follows for the years ended December 31, (in thousands, except per share data):

	2006	2005	2004
Net income allocable to common shareholders	$16,647	$32,283	$29,123

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	21,335	21,826	21,767
Net effect of dilutive stock compensation — based on treasury stock method using average market price	311	192	193

Diluted weighted average common shares outstanding	21,646	22,018	21,960

Net income per common share — Basic	$0.78	$1.48	$1.34

Net income per common share — Diluted	$0.77	$1.47	$1.33

     Options to purchase approximately 20,000, 80,000 and 80,000 shares for the years ended December 31 2006, 2005 and 2004, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.
Segment Reporting
     The Company views its operations as one segment.
Reclassifications
     Certain reclassifications have been made to the consolidated financial statements for 2005 and 2004 in order to conform to the 2006 presentation.

3. Real estate facilities
     The activity in real estate facilities for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

			Accumulated
	Land	Buildings	Depreciation	Total
Balances at December 31, 2003	$363,719	$1,066,252	$(207,546)	$1,222,425
Acquisition of real estate	4,669	19,419	—	24,088
Disposition of real estate	—	(2,063)	1,046	(1,017)
Capital improvements, net	—	49,933	—	49,933
Depreciation expense	—	—	(73,793)	(73,793)
Transfer to properties held for Disposition	—	(1,136)	1,217	81

Balances at December 31, 2004	368,388	1,132,405	(279,076)	1,221,717
Acquisition of real estate	15,129	20,054	—	35,183
Disposition of real estate	—	(1,526)	1,135	(391)
Asset impairment due to casualty loss	—	(1,135)	—	(1,135)
Capital improvements, net	—	40,132	—	40,132
Depreciation expense	—	—	(77,420)	(77,420)
Transfer to properties held for Disposition	(209)	(115)	133	(191)

Balances at December 31, 2005	383,308	1,189,815	(355,228)	1,217,895
Acquisition of real estate	56,469	124,774	—	181,243
Disposition of real estate	—	—	27	27
Asset impairment due to casualty loss	—	(374)	108	(266)
Capital improvements, net	—	39,227	—	39,227
Depreciation expense	—	—	(86,243)	(86,243)

Balances at December 31, 2006	$439,777	$1,353,442	$(441,336)	$1,351,883

     The unaudited basis of real estate facilities for federal income tax purposes was approximately $1.3 billion at December 31, 2006. The Company had approximately 9.0% of its properties, in terms of net book value, encumbered by mortgage debt at December 31, 2006.
     Subsequent to December 31, 2006, the Company acquired Overlake Business Center, a 493,000 square foot multi-tenant office and flex business park located in Redmond, Washington, for $76.0 million, including transaction costs.
     On February 8, 2006, the Company acquired: WesTech Business Park, a 366,000 square foot office and flex park in Silver Spring, Maryland, for $69.3 million. On June 14, 2006 the Company acquired four multi-tenant flex buildings, aggregating 88,800 square feet, located in Signal Hill, California, for $10.7 million. On June 20, 2006 the Company acquired Beaumont at Lafayette, a 107,300 square foot multi-tenant flex park in Chantilly, Virginia, for $15.8 million. On June 29, 2006 the Company acquired Meadows Corporate Park, a 165,000 square foot multi-tenant office park in Silver Spring, Maryland, for $29.9 million. In connection with the acquisition, the Company assumed a $16.8 million mortgage which bears interest at a fixed rate of 7.20% through November, 2011 at which time it can be prepaid without penalty. On October 27, 2006 the Company acquired Rogers Avenue, a multi-tenant industrial and flex park, aggregating 66,500 square feet, located in San Jose, California, for $8.4 million. On December 8, 2006, the Company acquired Boca Commerce Park and Wellington Commerce Park, two multi-tenant flex parks, aggregating 398,000 square feet, located in Palm Beach County, Florida, for a combined price of $46.2 million. In addition, in connection with the Palm Beach County purchases, the Company assumed three mortgages with a combined total of $23.8 million with a weighted average fixed interest rate of 5.84%.
     On October 25, 2005, the Company acquired a 233,000 square foot multi-tenant flex space in San Diego, California, for $35.1 million. In connection with the acquisition, the Company assumed a $15.0 million mortgage which bears interest at a fixed rate of 5.73%.

     On May 27, 2004, the Company acquired Fairfax Executive Park, a 165,000 square foot office complex in Fairfax, Virginia, for $24.1 million.
     The following table summarizes the assets and liabilities acquired during the years ended December 31, (in thousands):

	2006	2005	2004
Land	$56,469	$15,129	$4,669
Buildings	124,774	20,054	19,419
In-place leases	433	—	—

Total purchase price	181,676	35,183	24,088
Mortgages assumed	(41,993)	(14,998)	—
Net operating assets and liabilities acquired	(710)	(112)	(1,765)

Total cash paid	$138,973	$20,073	$22,323

     In accordance with SFAS No. 141, Business Combinations, the purchase price of acquired properties is allocated to land, buildings and equipment and identified tangible and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized leasing commissions, value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values.
     The fair value of the tangible assets of the acquired properties considers the value of the properties as if vacant as of the acquisition date. Management must make significant assumptions in determining the value of assets and liabilities acquired. Using different assumptions in the allocation of the purchase cost of the acquired properties would affect the timing of recognition of the related revenue and expenses. Amounts allocated to land are derived from comparable sales of land within the same region. Amounts allocated to buildings and improvements, tenant improvements and unamortized leasing commissions are based on current market replacement costs and other market rate information. The amount allocated to acquired in-place leases is determined based on management’s assessment of current market conditions and the estimated lease-up periods for the respective spaces.
     In the first quarter of 2006, the Company sold three units aggregating 25,300 square feet at Miami International Commerce Center (“MICC”) for a gross sales price of $2.9 million, resulting in a gain of $711,000. In May, 2006, the Company sold a 30,500 square foot building located in Beaverton, Oregon, for a gross sales price of $4.4 million, resulting in a gain of $1.5 million. Also, in May, 2006, the Company sold a 7,100 square foot unit at MICC for a gross sales price of $815,000, resulting in a gain of $154,000.
     In January, 2005, the Company closed on the sale of 8.2 acres of land within the Cornell Oaks project in Beaverton, Oregon. The sales price for the land was $3.6 million, resulting in a gain of $1.8 million. During the second quarter, the Company closed on the sale of a 7,100 square foot unit at MICC for $750,000, resulting in a gain of $137,000. On February 15, 2005, the Company sold a 56,000 square foot retail center located at MICC. The sales price was $12.2 million, resulting in a gain of $967,000. In addition, on January 20, 2005, the Company closed on the sale of a 7,100 square foot unit at MICC for $740,000, resulting in a gain of $142,000. During the third quarter, the Company completed the sale of Woodside Corporate Park located in Beaverton, Oregon. The park consists of 13 buildings comprising 574,000 square feet and a 3.3 acre parcel of land. Net proceeds from the sale, after transaction costs, were $64.5 million. In connection with the sale, the Company recognized a gain of $12.5 million. During the fourth quarter, the Company also sold four units at MICC aggregating 30,200 square feet and a 13,000 square foot parcel of land with a combined gross sales price of $4.3 million. In connection with the sales, the Company recognized gains of $1.6 million.
     The Company realized a gain of $1.0 million from the November 2004 sale of Largo 95 in Largo, Maryland. The gain was previously deferred due to the Company’s obligation to complete certain leasing related items satisfied during the second quarter of 2005.
     In April, 2004, the Company sold a 43,000 square foot flex facility in Austin, Texas, for net proceeds of $1.1 million. During the third quarter of 2004, the Company sold a 30,500 square foot building in Beaverton, Oregon, for gross proceeds of $3.1 million and closed on a sale of a 10,000 square foot unit in Miami, Florida, with gross proceeds of $1.1 million. Additionally, during the third quarter of 2004, the Company concluded that it would likely sell as many as 12 separate units, aggregating 94,000 square feet as well as a 56,000 square foot retail center of its MICC property and classified such properties as held for disposition. In November, 2004, one of the 12 units was sold for net proceeds of $721,000. During the fourth quarter, the Company also sold two flex parks totaling 400,000 square feet in Maryland for gross proceeds of $44.2 million.
     The following summarizes the condensed results of operations of the properties sold during 2006, 2005 and 2004 (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Rental income	$—	$5,829	$13,473
Cost of operations	(98)	(1,818)	(4,054)
Depreciation	(27)	(1,242)	(3,851)
Debt extinguishment costs	—	—	(231)

Income (loss) from discontinued operations	$(125)	$2,769	$5,337

     In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses, which amounted to $755,000 and $1.6 million, for the years ended December 31, 2005 and 2004, respectively for assets sold during these periods. These amounts are included as rental income and cost of operations in the table presented above for those assets sold.
4. Leasing activity
     The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to ten years. Future minimum rental revenues excluding recovery of operating expenses as of December 31, 2006 under these leases are as follows (in thousands):

2007	$199,472
2008	156,929
2009	111,288
2010	79,202
2011	54,067
Thereafter	74,170

$675,128

     In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses, which amounted to $32.9 million, $25.5 million and $25.2 million, for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts are included as rental income and cost of operations in the accompanying consolidated statements of income.
     Leases for approximately 5% of the leased square footage are subject to termination options which include leases for approximately 1% of the leased square footage having termination options exercisable through December 31, 2007 (unaudited). In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.
5. Bank Loans
     In August of 2005, the Company modified the term of its line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100.0 million and matures on August 1, 2008. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.50% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.65%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $450,000, which will be amortized over the life of the Credit Facility. The Company had no balance outstanding on its Credit Facility at December 31, 2006 and 2005.

     The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.45 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively, (iii) maintain a minimum tangible net worth (as defined) and (iv) limit distributions to 95% of funds from operations (as defined) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company’s unsecured recourse debt; the Company did not have any unsecured recourse debt at December 31, 2006) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 2006.
     In February, 2002, the Company entered into a seven year $50.0 million unsecured term note agreement with Fleet National Bank. The note bore interest at LIBOR plus 1.45% per annum and was due on February 20, 2009. The Company paid a one-time facility fee of 0.35% or $175,000 for the loan. The Company used the proceeds from the loan to reduce the amount drawn on the Credit Facility. In July, 2002, the Company entered into an interest rate swap transaction which had the effect of fixing the rate on the term loan through July, 2004 at 4.46% per annum. In February, 2004, the Company repaid, in full, the $50.0 million outstanding on the term loan.
6. Mortgage notes payable
     Mortgage notes consist of the following (in thousands):

	December 31,	December 31,
	2006	2005
8.19% mortgage note, secured by one commercial property with an approximate carrying amount of $10.7 million, principal and interest payable monthly, due March, 2007	$5,002	$5,302
7.29% mortgage note, secured by one commercial property with an approximate carrying amount of $6.2 million, principal and interest payable monthly, due February, 2009	5,490	5,645
5.73% mortgage note, secured by one commercial property with an approximate carrying amount of $32.6 million, principal and interest payable monthly, due March, 2013	14,743	14,946
6.15% mortgage note, secured by one commercial property with an approximate carrying amount of $31.2 million, principal and interest payable monthly, due November, 2031 (1)	17,759	—
5.52% mortgage note, secured by one commercial property with an approximate carrying amount of $17.0 million, principal and interest payable monthly, due May, 2013 (2)	10,483	—
5.68% mortgage note, secured by one commercial property with an approximate carrying amount of $19.4 million, principal and interest payable monthly, due May, 2013 (2)	10,486	—
5.61% mortgage note, secured by one commercial property with an approximate carrying amount of $6.3 million, principal and interest payable monthly, due January, 2011 (3)	3,085	—

	$67,048	$25,893

(1)
Mortgage note of $16.7 million has a stated interest rate of 7.20%. Based on the fair market value at the time of assumption, a mortgage premium of $1.0 million was computed based on an effective interest rate of 6.15%. This mortgage is repayable without penalty beginning November, 2011.

(2)	Mortgage notes are interest only through June 1, 2006.

(3)
Mortgage note of $2.8 million has a stated interest rate of 7.61%. Based on the fair market value at the time of assumption, a mortgage premium of $256,000 was computed based on an effective interest rate of 5.61%.

     At December 31, 2006, mortgage notes payable have a weighted average interest rate of 6.11% and an average maturity of 5.1 years with principal payments as follows (in thousands):

2007	$6,322
2008	1,396
2009	6,442
2010	1,376
2011	19,428
Thereafter	32,084

$67,048

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
     At December 31, 2006, there were 7,305,355 common units owned by PSI, which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at December 31, 2006, the minority interest units would convert into approximately 25.5% of the common shares outstanding. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests’ equity in the Company.

Preferred partnership units
     Through the Operating Partnership, the Company has the following preferred units outstanding as of December 31, 2006 and 2005 (in thousands):

				December 31,
		Date Redeemed or		2006		2005
		Earliest Potential	Dividend	Units		Units
Series	Issuance Date	Redemption Date	Rate	Outstanding	Amount	Outstanding	Amount
Series G	October, 2002	October, 2007	7.950%	800	$20,000	800	$20,000
Series J	May & June, 2004	May, 2009	7.500%	1,710	42,750	1,710	42,750
Series N	December, 2005	December, 2010	7.125%	800	20,000	800	20,000
Series E	September, 2001	September, 2006	9.250%	—	—	2,120	53,000

				3,310	$82,750	5,430	$135,750

     On September 21, 2006 the Company redeemed 2.1 million units of its 9.250% Series E Cumulative Redeemable Preferred Units for $53.0 million. In accordance with EITF D-42, the redemptions resulted in a reduction of net income allocable to common shareholders of $1.4 million for the year ended December 31, 2006, and a corresponding increase in the allocation of income to minority interests equal to the excess of the redemption amount over the carrying amount of the redeemed securities.
     On July 12, 2005 the Company redeemed 480,000 units of its 8.875% Series Y Cumulative Redeemable Preferred Operating Partnership Units for $12.0 million. In accordance with EITF D-42, the redemptions resulted in a reduction of net income allocable to common shareholders of $301,000 for the year ended December 31, 2005, and a corresponding increase in the allocation of income to minority interests equal to the excess of the redemption amount over the carrying amount of the redeemed securities.
     During the fourth quarter of 2005, the Company completed a private placement of $20.0 million of preferred units through its operating partnership. The 7.125% Series N Cumulative Redeemable Preferred Units are non-callable for five years and have no mandatory redemption. The net proceeds from the placements were $19.5 million and will be used to fund future property acquisitions, preferred equity redemptions and for general corporate purposes.
     The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of December 31, 2006 and 2005, the Company had $2.3 million and $3.7 million, respectively, of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.
8. Property management contracts
     The Operating Partnership manages industrial, office and retail facilities for PSI and affiliated entities. These facilities, all located in the United States, operate under the “PS Business Parks” or “Public Storage” names. In addition, the Operating Partnership previously managed properties for third party owners.
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

     The property management contract with PSI is for a seven year term with the term being automatically extended one year on each anniversary. At any time, either party may notify the other that the contract is not to be extended, in which case the contract will expire on the first anniversary of its then scheduled expiration date. For PSI affiliate owned properties, PSI can cancel the property management contract upon 60 days notice while the Operating Partnership can cancel upon seven years notice. Management fee revenues under these contracts totaled $625,000, $579,000 and $562,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
9. Shareholders’ equity
Preferred stock
     As of December 31, 2006 and December 31, 2005, the Company had the following series of preferred stock outstanding, including those called for redemption (in thousands):

				December 31, 2006		December 31, 2005
		Earliest Potential	Dividend	Shares		Shares
Series	Issuance Date	Redemption Date	Rate	Outstanding	Amount	Outstanding	Amount
Series F	January, 2002	January, 2007	8.750%	2,000	$50,000	2,000	$50,000
Series H	January & October, 2004	January, 2009	7.000%	8,200	205,000	8,200	205,000
Series I	April, 2004	April, 2009	6.875%	3,000	75,000	3,000	75,000
Series K	June, 2004	June, 2009	7.950%	2,300	57,500	2,300	57,500
Series L	August, 2004	August, 2009	7.600%	2,300	57,500	2,300	57,500
Series M	May, 2005	May, 2010	7.200%	3,300	82,500	3,300	82,500
Series O	June & August, 2006	June, 2011	7.375%	3,800	95,000	—	—
Series D	May, 2001	May, 2006	9.500%	—	—	2,634	65,850

				24,900	$622,500	23,734	$593,350

     On June 16, 2006, the Company issued 3.0 million depositary shares, each representing 1/1,000 of a share of the 7.375% Cumulative Preferred Stock, Series O, at $25.00 per depositary share. On August 16, 2006 the Company issued an additional 800,000 depositary shares each representing 1/1000 of a share of the 7.375% Cumulative Preferred Stock, Series O, at $25.00 per depository share.
     On May 10, 2006, the Company redeemed 2.6 million depositary shares of its 9.500% Cumulative Preferred Stock, Series D for $65.9 million. In accordance with EITF Topic D-42, the redemption resulted in a reduction of net income allocable to common shareholders of $1.7 million for the year ended December 31, 2006 equal to the excess of the redemption amount over the carrying amount of the redeemed securities.
     In May of 2005, the Company issued 3.3 million depositary shares each representing 1/1,000 of a share of the 7.200% Cumulative Preferred Stock, Series M, at $25.00 per depositary share.
     Subsequent to December 31, 2006, the Company issued 5.8 million depositary shares, each representing 1/1,000 of a share of the 6.700% Cumulative Preferred Stock, Series P, at $25.00 per depositary share.
     Subsequent to December 31, 2006, the Company redeemed 2.0 million depositary shares of its 8.750% Cumulative Preferred Stock, Series F for $50.0 million. The Company reported the excess of the redemption amount over the carrying amount, $1.7 million, as an additional allocation of net income to preferred shareholders and a corresponding reduction of net income allocable to common shareholders and common unit holders for the year ended December 31, 2006.
     The Company paid $44.6 million, $43.0 million and $31.2 million in distributions to its preferred shareholders for the years ended December 31, 2006, 2005 and 2004, respectively.
     Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At December 31, 2006, there were no dividends in arrears.

     Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends. As of December 31, 2006 and 2005, the Company had $19.5 million and $20.1 million, respectively, of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.
Common stock
     The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 4.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. In 2006, the Company repurchased 309,100 shares of common stock at a cost of $16.1 million. During the year ended December 31, 2005, the Company repurchased 361,400 shares of common stock at a cost of $16.6 million. No shares were repurchased in 2004. Since inception through December 31, 2006, the Company has repurchased an aggregate of 3.3 million shares of common stock at an aggregate cost of $102.6 million (average cost of $31.18 per share).
     The Company paid $24.7 million ($1.16 per common share), $25.3 million ($1.16 per common share) and $25.3 million ($1.16 per common share) in distributions to its common shareholders for the years ended December 31, 2006, 2005 and 2004, respectively. The portion of the distributions classified as ordinary income was 100.0%, 95.5% and 91.3% for the years ended December 31, 2006, 2005 and 2004, respectively. The portion of the distributions classified as long-term capital gain income was 4.5% and 8.7% for the years ended December 31, 2005 and 2004, respectively. No portion of the distributions were classified as long term capital gain income for the year ended December 31, 2006. Percentages in the three preceding sentences are unaudited. Pursuant to restrictions imposed by the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.
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
10. Stock-based compensation
     PSB has a 1997 Stock Option and Incentive Plan (the “1997 Plan”) and a 2003 Stock Option and Incentive Plan (the “2003 Plan”), each covering 1.5 million shares of PSB’s common stock. Under the 1997 Plan and 2003 Plan, PSB has granted non-qualified options to certain directors, officers and key employees to purchase shares of PSB’s common stock at a price no less than the fair market value of the common stock at the date of grant. Additionally, under the 1997 Plan and 2003 Plan, PSB has granted restricted stock units to officers and key employees.
     Generally, options under the 1997 Plan vest over a three-year period from the date of grant at the rate of one third per year and expire ten years after the date of grant. Options under the 2003 Plan vest over a five-year period from the date of grant at the rate of one fifth per year and expire ten years after the date of grant. Restricted stock units granted prior to August, 2002 are subject to a five-year vesting schedule, at 30% in year three, 30% in year four and 40% in year five. Generally, restricted stock units granted subsequent to August, 2002 are subject to a six year vesting schedule, none in year one and 20% for each of the next five years. Certain restricted stock unit grants are subject to a four year vesting schedule, with either cliff vesting after year four or none in year one and 33.3% for each of the next three years.
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

     The weighted average grant date fair value of the options granted in the years ended December 31, 2006, 2005 and 2004 were $11.24 per share, $6.98 per share and $6.80 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the years ended December 31, 2006, 2005 and 2004, respectively; a dividend yield of 2.1%, 2.6% and 2.6%; expected volatility of 17.9%, 17.6% and 17.5%; expected life of five years; and risk-free interest rates of 4.9%, 4.2% and 3.6%.
     The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2006, 2005 and 2004, were $55.12, $41.43 and $41.67, respectively. The Company has calculated the fair value of each restricted stock unit grant using the market value on the date of grant.
     At December 31, 2006, there were a combined total of 1.3 million options and restricted stock units authorized to grant. Information with respect to outstanding options and nonvested restricted stock units granted under the 1997 Plan and 2003 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2003	851,613	$29.27
Granted	90,000	$44.46
Exercised	(269,710)	$27.33
Forfeited	(77,668)	$31.69

Outstanding at December 31, 2004	594,235	$34.23

Granted	85,000	$42.41
Exercised	(70,364)	$27.96
Forfeited	(9,000)	$31.66

Outstanding at December 31, 2005	599,871	$36.25

Granted	32,000	$56.73
Exercised	(37,900)	$36.07
Forfeited	(5,000)	$44.20

Outstanding at December 31, 2006	588,971	$37.90	6.13 Years	$19,248

Exercisable at December 31, 2006	366,771	$31.89	5.18 Years	$14,239

	Number of	Weighted Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2003	94,450	$31.08
Granted	64,250	$41.67
Vested	(12,050)	$27.94
Forfeited	(26,550)	$31.21

Nonvested at December 31, 2004	120,100	$37.02

Granted	38,200	$41.43
Vested	(19,250)	$30.61
Forfeited	(11,050)	$37.98

Nonvested at December 31, 2005	128,000	$39.27

Granted	133,950	$55.12
Vested	(24,000)	$36.06
Forfeited	(10,750)	$40.91

Nonvested at September 30, 2006	227,200	$48.88

     Had compensation cost for the 1997 Plan for options granted prior to December 31, 2001 been determined based on the fair value at the grant date for awards under the 1997 Plan consistent with the method prescribed by SFAS No. 123(R) the Company’s pro forma net income available to common shareholders would have been:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Net income allocable to common shareholders, as reported	$16,647	$32,283	$29,123
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards	—	—	(215)

Net income allocable to common shareholders, as adjusted	$16,647	$32,283	$28,908

Earnings per share:
Basic as reported	$0.78	$1.48	$1.34

Basic as adjusted	$0.78	$1.48	$1.33

Diluted as reported	$0.77	$1.47	$1.33

Diluted as adjusted	$0.77	$1.47	$1.32

     Included in the Company’s consolidated statements of income for the years ended December 31, 2006, 2005 and 2004 is $527,000, $406,000 and $241,000, respectively, in net stock option compensation expense related to stock options granted. Net compensation expense of $2.3 million, $626,000 and $673,000 related to restricted stock units was recognized during the years ended December 31, 2006, 2005 and 2004, respectively.
     As of December 31, 2006, there was $1.3 million of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 3.2 years. As of December 31, 2006, there was $7.9 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 3.1 years.
     Cash received from stock option exercises was $1.4 million, $1.9 million and $7.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. The aggregate intrinsic value of the stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $907,000, $1.0 million, and $4.2 million, respectively.
     During the year ended December 31, 2006, 24,000 restricted stock units vested; of this amount, 16,612 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2006 was $1.4 million. During the year ended December 31, 2005, 19,250 restricted stock units vested; of this amount, 11,962 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2005 was $841,000. During the year ended December 31, 2004, 12,050 shares of restricted stock units vested; of this amount, the Company redeemed 7,621 shares for $321,000 and issued 4,429 shares, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2004 was $497,000.
     In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s income statement for the year ended December 31, 2006 and 2005, was $66,000 and $28,000, respectively, in compensation expense. As of December 31, 2006 and 2005, there was $413,000 and $179,000, respectively, of unamortized compensation expense related to these shares. In May of 2006, the Company issued 5,000 shares to a director upon retirement with an aggregate fair value of $256,000.

11. Recent accounting pronouncements
     In June 2006, the FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in tax provisions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company’s financial position and results of operations.
12. Supplementary quarterly financial data (unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(In thousands, except per share data)
Revenues (1)	$53,908	$55,533	$54,799	$55,943

Cost of operations (1)	$15,870	$16,623	$16,182	$17,037

Net income allocable to common shareholders	$7,324	$5,772	$14,264	$4,923

Net income per share:
Basic	$0.34	$0.26	$0.65	$0.23

Diluted	$0.33	$0.26	$0.65	$0.22

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(In thousands, except per share data)
Revenues (1)	$58,903	$59,305	$61,842	$62,789

Cost of operations (1)	$17,946	$18,195	$19,213	$19,317

Net income allocable to common shareholders	$5,062	$4,395	$3,478	$3,712

Net income per share:
Basic	$0.24	$0.21	$0.16	$0.17

Diluted	$0.23	$0.20	$0.16	$0.17

(1)	Discontinued operations are excluded.
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
14. 401(K) Plan
     The Company has a 401(K) savings plan (the “Plan”) which all eligible employees may participate. The Plan provides for the Company to make matching contributions to all eligible employees up to 4% of their annual salary dependent on the employee’s level of participation. For the years ended December 31, 2006, 2005 and 2004, $231,000, $203,000 and $219,000, respectively, was charged as expense related to this plan.

PS BUSINESS PARKS, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006
(DOLLARS IN THOUSANDS)

					Cost
					Capitalized
					Subsequent
					to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2006
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated	Date	Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation	Acquired	(Years)
Produce	San Francisco, CA	—	$776	$1,886	$192	$776	$2,078	$2,854	$630	03/17/98	5-30
Crenshaw II	Torrance, CA	—	2,318	6,069	1,567	2,318	7,636	9,954	2,884	04/12/97	5-30
Airport	San Francisco, CA	—	899	2,387	419	899	2,806	3,705	917	04/12/97	5-30
Christopher Ave	Gaithersburg, MD	—	475	1,203	353	475	1,556	2,031	581	04/12/97	5-30
Monterey Park	Monterey Park, CA	—	3,078	7,862	946	3,078	8,808	11,886	3,180	01/01/97	5-30
Calle Del Oaks	Monterey, CA	—	288	706	211	288	917	1,205	362	01/01/97	5-30
Milwaukie I	Milwaukie, OR	—	1,125	2,857	991	1,125	3,848	4,973	1,435	01/01/97	5-30
Edwards Road	Cerritos, CA	—	450	1,217	626	450	1,843	2,293	656	01/01/97	5-30
Rainier	Renton, WA	—	330	889	311	330	1,200	1,530	441	01/01/97	5-30
Lusk	San Diego, CA	—	1,500	3,738	1,420	1,500	5,158	6,658	1,944	01/01/97	5-30
Eisenhower	Alexandria, VA	—	1,440	3,635	1,722	1,440	5,357	6,797	2,018	01/01/97	5-30
McKellips	Tempe, AZ	—	195	522	392	195	914	1,109	437	01/01/97	5-30
Old Oakland Rd	San Jose, CA	—	3,458	8,765	1,897	3,458	10,662	14,120	3,940	01/01/97	5-30
Junipero	Signal Hill, CA	—	900	2,510	351	900	2,861	3,761	992	01/01/97	5-30
Northgate Blvd	Sacramento, CA	—	1,710	4,567	2,297	1,710	6,864	8,574	2,737	01/01/97	5-30
Uplander	Culver City, CA	—	3,252	8,157	3,491	3,252	11,648	14,900	4,882	01/01/97	5-30
University	Tempe, AZ	—	2,160	5,454	3,387	2,160	8,841	11,001	4,041	01/01/97	5-30
E. 28th Street	Signal Hill, CA	—	1,500	3,749	938	1,500	4,687	6,187	1,792	01/01/97	5-30
W. Main	Mesa, AZ	—	675	1,692	1,195	675	2,887	3,562	1,304	01/01/97	5-30
S. Edward	Tempe, AZ	—	645	1,653	1,506	645	3,159	3,804	1,350	01/01/97	5-30
Leapwood Ave	Carson, CA	—	990	2,496	993	990	3,489	4,479	1,385	01/01/97	5-30
Great Oaks	Woodbridge, VA	—	1,350	3,398	1,076	1,350	4,474	5,824	1,780	01/01/97	5-30
Ventura Blvd. II	Studio City, CA	—	621	1,530	253	621	1,783	2,404	661	01/01/97	5-30
Gunston	Lorton, VA	—	4,146	17,872	2,321	4,146	20,193	24,339	7,913	06/17/98	5-30
Canada	Lake Forest, CA	—	5,508	13,785	3,538	5,508	17,323	22,831	6,033	12/23/97	5-30
Ridge Route	Laguna Hills, CA	—	16,261	39,559	2,368	16,261	41,927	58,188	13,519	12/23/97	5-30
Lake Forest Commerce Park	Laguna Hills, CA	—	2,037	5,051	3,365	2,037	8,416	10,453	3,686	12/23/97	5-30
Buena Park Industrial Center	Buena Park, CA	—	3,245	7,703	1,457	3,245	9,160	12,405	3,331	12/23/97	5-30
Cerritos Business Center	Cerritos, CA	—	4,218	10,273	2,567	4,218	12,840	17,058	4,422	12/23/97	5-30
Parkway Commerce Center	Hayward, CA	—	4,398	10,433	2,895	4,398	13,328	17,726	4,320	12/23/97	5-30
Northpointe E	Sterling, VA	—	1,156	2,957	754	1,156	3,711	4,867	1,393	12/10/97	5-30
Ammendale	Beltsville, MD	—	4,278	18,380	5,866	4,278	24,246	28,524	11,323	01/13/98	5-30
Shaw Road	Sterling, VA	—	2,969	10,008	3,085	2,969	13,093	16,062	6,063	03/09/98	5-30
Creekside-Phase 1	Beaverton, OR	—	1,852	7,779	(1,427)	1,852	6,352	8,204	2,587	05/04/98	5-30
Creekside-Phase 2 Bldg-4	Beaverton, OR	—	807	2,542	1,553	807	4,095	4,902	1,667	05/04/98	5-30
Creekside-Phase 2 Bldg-5	Beaverton, OR	—	521	1,603	774	521	2,377	2,898	999	05/04/98	5-30

					Cost
					Capitalized
					Subsequent
					to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2006
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated	Date	Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation	Acquired	(Years)
Creekside-Phase 2 Bldg-1	Beaverton, OR	—	1,326	4,035	1,230	1,326	5,265	6,591	2,291	05/04/98	5-30
Creekside-Phase 3	Beaverton, OR	—	1,353	4,101	1,118	1,353	5,219	6,572	2,370	05/04/98	5-30
Creekside-Phase 5	Beaverton, OR	—	1,741	5,301	1,446	1,741	6,747	8,488	2,944	05/04/98	5-30
Creekside-Phase 6	Beaverton, OR	—	2,616	7,908	2,379	2,616	10,287	12,903	4,500	05/04/98	5-30
Creekside-Phase 7	Beaverton, OR	—	3,293	9,938	4,006	3,293	13,944	17,237	6,045	05/04/98	5-30
Creekside-Phase 8	Beaverton, OR	—	1,140	3,644	549	1,140	4,193	5,333	1,768	05/04/98	5-30
Northpointe G	Sterling, VA	—	824	2,964	1,288	824	4,252	5,076	2,093	06/11/98	5-30
Las Plumas	San Jose, CA	—	4,379	12,889	3,696	4,379	16,585	20,964	7,577	12/31/98	5-30
Lafayette	Chantilly, VA	—	671	4,179	384	671	4,563	5,234	1,729	01/29/99	5-30
CreeksideVII	Beaverton, OR	—	358	3,232	138	358	3,370	3,728	824	04/17/00	5-30
Dulles South	Chantilly, VA	—	599	3,098	604	599	3,702	4,301	1,407	06/30/99	5-30
Sullyfield Circle	Chantilly, VA	—	774	3,712	865	774	4,577	5,351	1,787	06/30/99	5-30
Park East I & II	Chantilly, VA	5,002	2,324	10,875	2,161	2,324	13,036	15,360	4,678	06/30/99	5-30
Park East III	Chantilly, VA	5,490	1,527	7,154	496	1,527	7,650	9,177	2,943	06/30/99	5-30
Northpointe Business Center A	Sacramento, CA	—	729	3,324	1,019	729	4,343	5,072	1,794	07/29/99	5-30
Corporate Park Phoenix	Phoenix, AZ	—	2,761	10,269	1,249	2,761	11,518	14,279	3,957	12/30/99	5-30
Santa Clara Technology Park	Santa Clara, CA	—	7,673	15,645	667	7,673	16,312	23,985	5,716	03/28/00	5-30
Corporate Pointe	Irvine, CA	—	6,876	18,519	2,969	6,876	21,488	28,364	7,784	09/22/00	5-30
Lafayette II/Pleasant Valley Rd	Chantilly, VA	—	1,009	9,219	2,269	1,009	11,488	12,497	5,364	08/15/01	5-30
Northpointe Business Center B	Sacramento, CA	—	717	3,269	1,237	717	4,506	5,223	1,933	07/29/99	5-30
Northpointe Business Center C	Sacramento, CA	—	726	3,313	995	726	4,308	5,034	1,922	07/29/99	5-30
Northpointe Business Center D	Sacramento, CA	—	427	1,950	507	427	2,457	2,884	888	07/29/99	5-30
Northpointe Business Center E	Sacramento, CA	—	432	1,970	192	432	2,162	2,594	791	07/29/99	5-30
I-95 Building I	Springfield, VA	—	1,308	5,790	269	1,308	6,059	7,367	2,150	12/20/00	5-30
I-95 Building II	Springfield, VA	—	1,308	5,790	948	1,308	6,738	8,046	2,624	12/20/00	5-30
I-95 Building III	Springfield, VA	—	919	4,092	7,318	919	11,410	12,329	6,764	12/20/00	5-30
2700 Prosperity Avenue	Fairfax, VA	—	3,404	9,883	202	3,404	10,085	13,489	3,247	06/01/01	5-30
2701 Prosperity Avenue	Fairfax, VA	—	2,199	6,374	1,079	2,199	7,453	9,652	2,575	06/01/01	5-30
2710 Prosperity Avenue	Fairfax, VA	—	969	2,844	461	969	3,305	4,274	1,100	06/01/01	5-30
2711 Prosperity Avenue	Fairfax, VA	—	1,047	3,099	622	1,047	3,721	4,768	1,294	06/01/01	5-30
2720 Prosperity Avenue	Fairfax, VA	—	1,898	5,502	921	1,898	6,423	8,321	2,320	06/01/01	5-30
2721 Prosperity Avenue	Fairfax, VA	—	576	1,673	763	576	2,436	3,012	1,181	06/01/01	5-30
2730 Prosperity Avenue	Fairfax, VA	—	3,011	8,841	2,065	3,011	10,906	13,917	3,701	06/01/01	5-30
2731 Prosperity Avenue	Fairfax, VA	—	524	1,521	355	524	1,876	2,400	678	06/01/01	5-30
2740 Prosperity Avenue	Fairfax, VA	—	890	2,732	68	890	2,800	3,690	1,014	06/01/01	5-30
2741 Prosperity Avenue	Fairfax, VA	—	786	2,284	287	786	2,571	3,357	908	06/01/01	5-30
2750 Prosperity Avenue	Fairfax, VA	—	4,203	12,190	3,379	4,203	15,569	19,772	5,687	06/01/01	5-30
2751 Prosperity Avenue	Fairfax, VA	—	3,640	10,632	680	3,640	11,312	14,952	3,592	06/01/01	5-30
Greenbrier Court	Beaverton, OR	—	2,771	8,403	1,305	2,771	9,708	12,479	3,412	11/20/01	5-30
Parkside	Beaverton, OR	—	4,348	13,502	1,157	4,348	14,659	19,007	5,387	11/20/01	5-30

					Cost
					Capitalized
					Subsequent
					to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2006
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated	Date	Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation	Acquired	(Years)
The Atrium	Beaverton, OR	—	5,535	16,814	2,005	5,535	18,819	24,354	6,257	11/20/01	5-30
Waterside	Beaverton, OR	—	4,045	12,419	1,804	4,045	14,223	18,268	5,160	11/20/01	5-30
Ridgeview	Beaverton, OR	—	2,478	7,531	144	2,478	7,675	10,153	2,577	11/20/01	5-30
The Commons	Beaverton, OR	—	1,439	4,566	1,934	1,439	6,500	7,939	2,568	11/20/01	5-30
OCBC Center 1	Santa Ana, CA	—	734	2,752	580	734	3,332	4,066	1,303	06/10/03	5-30
OCBC Center 2	Santa Ana, CA	—	2,154	8,093	1,472	2,154	9,565	11,719	3,870	06/10/03	5-30
OCBC Center 3	Santa Ana, CA	—	3,019	11,348	5,492	3,019	16,840	19,859	6,197	06/10/03	5-30
OCBC Center 4	Santa Ana, CA	—	1,655	6,243	5,868	1,655	12,111	13,766	5,527	06/10/03	5-30
OCBC Center 5	Santa Ana, CA	—	1,843	7,310	644	1,843	7,954	9,797	3,335	06/10/03	5-30
Metro Business Park	Phoenix, AZ	—	2,369	7,245	731	2,369	7,976	10,345	1,635	12/17/03	5-30
Orangewood Corp. Plaza	Orange, CA	—	2,637	12,291	1,848	2,637	14,139	16,776	2,897	12/24/03	5-30
Fairfax Executive Park	Fairfax, VA	—	4,647	19,492	2,416	4,647	21,908	26,555	4,015	05/27/04	5-30
Rose Canyon	San Diego, CA	14,743	15,129	20,054	474	15,129	20,528	35,657	3,031	10/25/05	5-30
Signal Hill Commerce Center	Signal Hill, CA	—	1,542	2,314	—	1,542	2,314	3,856	109	06/14/06	5-30
Walnut Industrial Park	Signal Hill, CA	—	1,417	2,125	22	1,417	2,147	3,564	100	06/14/06	5-30
Rose Avenue-Signal Hill	Signal Hill, CA	—	1,334	2,001	80	1,334	2,081	3,415	95	06/14/06	5-30
Beaumont at Lafayette	Chantilly, VA	—	4,736	11,051	200	4,736	11,251	15,987	582	06/20/06	5-30
Meadows Corporate Park I	Silver Spring, MD	17,759	5,881	25,070	1,008	5,881	26,078	31,959	780	06/29/06	5-30
WesTech-Allegany	Silver Spring, MD	—	2,944	7,519	24	2,944	7,543	10,487	559	02/08/06	5-30
WesTech-Dorchester	Silver Spring, MD	—	2,073	5,296	45	2,073	5,341	7,414	391	02/08/06	5-30
WesTech-Garrett I	Silver Spring, MD	—	1,733	4,426	17	1,733	4,443	6,176	327	02/08/06	5-30
WesTech-Garrett II	Silver Spring, MD	—	2,442	6,238	54	2,442	6,292	8,734	461	02/08/06	5-30
WesTech-Harford West	Silver Spring, MD	—	1,549	3,955	2	1,549	3,957	5,506	292	02/08/06	5-30
WesTech-Harford East	Silver Spring, MD	—	1,385	3,539	—	1,385	3,539	4,924	261	02/08/06	5-30
WesTech-Garrett III	Silver Spring, MD	—	3,374	8,618	37	3,374	8,655	12,029	636	02/08/06	5-30
WesTech-Talbot	Silver Spring, MD	—	2,016	5,151	—	2,016	5,151	7,167	380	02/08/06	5-30
WesTech-Harford III	Silver Spring, MD	—	1,864	4,760	—	1,864	4,760	6,624	351	02/08/06	5-30
Rogers Avenue-San Jose	San Jose, CA	—	3,540	4,896	—	3,540	4,896	8,436	26	10/27/06	5-30
Boca Commerce Park	Boca Raton, FL	10,483	7,436	8,055	—	7,436	8,055	15,491	47	12/08/06	5-30
Boca Commerce Mini	Boca Raton, FL	—	359	1,203	—	359	1,203	1,562	3	12/08/06	5-30
Wellington Commerce Park III	Wellington, FL	—	1,132	1,847	—	1,132	1,847	2,979	11	12/08/06	5-30
Wellington Commerce Park II	Wellington, FL	10,486	7,130	11,633	—	7,130	11,633	18,763	72	12/08/06	5-30
Wellington Commerce Park I	Wellington, FL	3,085	1,350	2,203	—	1,350	2,203	3,553	14	12/08/06	5-30
Wellington Commerce Mini III	Wellington, FL	—	194	453	—	194	453	647	1	12/08/06	5-30
Wellington Commerce Mini II	Wellington, FL	—	217	507	—	217	507	724	1	12/08/06	5-30
Wellington Commerce Mini I	Wellington, FL	—	822	1,917	—	822	1,917	2,739	5	12/08/06	5-30
Westwood	Farmers Branch, TX	—	941	6,884	1,190	941	8,074	9,015	1,900	02/12/03	5-30
MICC-Center 1	Miami, FL	—	6,502	7,409	1,100	6,502	8,509	15,011	2,049	12/30/03	5-30
MICC-Center 2	Miami, FL	—	6,502	7,409	1,605	6,502	9,014	15,516	1,991	12/30/03	5-30
MICC-Center 3	Miami, FL	—	7,015	7,993	2,177	7,015	10,170	17,185	2,129	12/30/03	5-30

					Cost
					Capitalized
					Subsequent
					to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2006
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated	Date	Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation	Acquired	(Years)
MICC-Center 4	Miami, FL	—	4,837	5,511	1,280	4,837	6,791	11,628	1,634	12/30/03	5-30
MICC-Center 5	Miami, FL	—	6,209	5,940	2,653	6,209	8,593	14,802	1,851	12/30/03	5-30
MICC-Center 6	Miami, FL	—	6,371	7,259	734	6,371	7,993	14,364	1,918	12/30/03	5-30
MICC-Center 7	Miami, FL	—	5,011	5,710	466	5,011	6,176	11,187	1,481	12/30/03	5-30
MICC-Center 8	Miami, FL	—	5,398	6,150	1,004	5,398	7,154	12,552	1,687	12/30/03	5-30
MICC-Center 9	Miami, FL	—	7,392	8,424	689	7,392	9,113	16,505	2,112	12/30/03	5-30
MICC-Center 10	Miami, FL	—	9,341	10,644	1,130	9,341	11,774	21,115	2,787	12/30/03	5-30
MICC-Center 12	Miami, FL	—	3,025	3,447	477	3,025	3,924	6,949	861	12/30/03	5-30
MICC-Center 13	Miami, FL	—	2,342	2,669	184	2,342	2,853	5,195	676	12/30/03	5-30
MICC-Center 14	Miami, FL	—	5,900	6,723	1,892	5,900	8,615	14,515	1,956	12/30/03	5-30
MICC-Center 15	Miami, FL	—	3,295	3,755	526	3,295	4,281	7,576	1,038	12/30/03	5-30
MICC-Center 16	Miami, FL	—	1,263	1,439	1,662	1,263	3,101	4,364	682	12/30/03	5-30
MICC-Center 17	Miami, FL	—	2,400	1,249	428	2,400	1,677	4,077	310	12/30/03	5-30
MICC-Center 18	Miami, FL	—	322	367	49	322	416	738	100	12/30/03	5-30
MICC-Center 19	Miami, FL	—	2,335	2,662	819	2,335	3,481	5,816	919	12/30/03	5-30
MICC-Center 20	Miami, FL	—	2,674	3,044	399	2,674	3,443	6,117	806	12/30/03	5-30
Lamar Boulevard	Austin, TX	—	2,528	6,596	3,486	2,528	10,082	12,610	4,077	01/01/97	5-30
N. Barker’s Landing	Houston, TX	—	1,140	3,003	3,798	1,140	6,801	7,941	2,922	01/01/97	5-30
La Prada	Mesquite, TX	—	495	1,235	365	495	1,600	2,095	536	01/01/97	5-30
NW Highway	Garland, TX	—	480	1,203	409	480	1,612	2,092	524	01/01/97	5-30
Quail Valley	Missouri City, TX	—	360	918	415	360	1,333	1,693	546	01/01/97	5-30
Business Parkway I	Richardson, TX	—	799	3,568	1,721	799	5,289	6,088	2,071	05/04/98	5-30
The Summit	Plano, TX	—	1,536	6,654	2,008	1,536	8,662	10,198	3,713	05/04/98	5-30
Northgate II	Dallas, TX	—	1,274	5,505	1,570	1,274	7,075	8,349	3,037	05/04/98	5-30
Empire Commerce	Dallas, TX	—	304	1,545	564	304	2,109	2,413	789	05/04/98	5-30
Royal Tech-Digital	Irving, TX	—	319	1,393	345	319	1,738	2,057	808	05/04/98	5-30
Royal Tech- Springwood	Irving, TX	—	894	3,824	1,228	894	5,052	5,946	2,298	05/04/98	5-30
Royal Tech-Regent	Irving, TX	—	606	2,615	1,753	606	4,368	4,974	2,005	05/04/98	5-30
Royal Tech-Bldg 7	Irving, TX	—	246	1,061	137	246	1,198	1,444	511	05/04/98	5-30
Royal Tech-NFTZ	Irving, TX	—	1,517	6,499	1,408	1,517	7,907	9,424	3,604	05/04/98	5-30
Royal Tech-Olympus	Irving, TX	—	1,060	4,531	329	1,060	4,860	5,920	1,943	05/04/98	5-30
Royal Tech-Honeywell	Irving, TX	—	548	2,347	232	548	2,579	3,127	1,090	05/04/98	5-30
Royal Tech-Bldg 12	Irving, TX	—	1,466	6,263	1,632	1,466	7,895	9,361	3,038	05/04/98	5-30
Royal Tech-Bldg 13	Irving, TX	—	955	4,080	571	955	4,651	5,606	1,802	05/04/98	5-30
Royal Tech-Bldg 14	Irving, TX	—	2,010	10,242	1,781	2,010	12,023	14,033	4,516	05/04/98	5-30
Royal Tech-Bldg 15	Irving, TX	—	1,307	5,600	1,171	1,307	6,771	8,078	2,366	11/04/98	5-30
Westchase Corporate Park	Houston, TX	—	2,173	7,338	802	2,173	8,140	10,313	2,719	12/30/99	5-30
Ben White 1	Austin, TX	—	789	3,571	265	789	3,836	4,625	1,499	12/31/98	5-30
Ben White 5	Austin, TX	—	761	3,444	335	761	3,779	4,540	1,466	12/31/98	5-30
McKalla 3	Austin, TX	—	662	2,994	616	662	3,610	4,272	1,529	12/31/98	5-30
McKalla 4	Austin, TX	—	749	3,390	737	749	4,127	4,876	1,659	12/31/98	5-30
Waterford A	Austin, TX	—	597	2,752	742	597	3,494	4,091	1,392	01/06/99	5-30
Waterford B	Austin, TX	—	367	1,672	387	367	2,059	2,426	776	05/20/99	5-30
Waterford C	Austin, TX	—	1,144	5,225	526	1,144	5,751	6,895	2,088	05/20/99	5-30
McNeil 6	Austin, TX	—	437	2,013	957	437	2,970	3,407	1,220	01/06/09	5-30
Rutland 11	Austin, TX	—	325	1,536	122	325	1,658	1,983	596	01/06/99	5-30

					Cost
					Capitalized
					Subsequent
					to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2006
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated	Date	Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Totals	Depreciation	Acquired	(Years)
Rutland 12	Austin, TX	—	535	2,487	313	535	2,800	3,335	1,122	01/06/99	5-30
Rutland 13	Austin, TX	—	469	2,190	272	469	2,462	2,931	884	01/06/99	5-30
Rutland 14	Austin, TX	—	535	2,422	252	535	2,674	3,209	1,083	12/31/98	5-30
Rutland 19	Austin, TX	—	158	762	1,678	158	2,440	2,598	819	01/06/99	5-30
Royal Tech-Bldg 16	Irving, TX	—	2,464	2,703	3,130	2,464	5,833	8,297	1,326	07/01/99	5-30
Royal Tech-Bldg 17	Irving, TX	—	1,832	6,901	1,601	1,832	8,502	10,334	2,224	08/15/01	5-30
Monroe Business Center	Herndon, VA	—	5,926	13,944	5,759	5,926	19,703	25,629	7,770	08/01/97	5-30
Lusk II-R&D	San Diego, CA	—	1,077	2,644	332	1,077	2,976	4,053	987	03/17/98	5-30
Lusk II-Office	San Diego, CA	—	1,230	3,005	1,153	1,230	4,158	5,388	1,536	03/17/98	5-30
Norris Cn-Office	San Ramon, CA	—	1,486	3,642	777	1,486	4,419	5,905	1,638	03/17/98	5-30
Northpointe D	Sterling, VA	—	787	2,857	1,382	787	4,239	5,026	2,174	06/11/98	5-30
Monroe II	Herndon, VA	—	811	4,967	795	811	5,762	6,573	2,296	01/29/99	5-30
Metro Park I	Rockville, MD	—	5,383	15,404	2,430	5,383	17,834	23,217	5,838	12/27/01	5-30
Metro Park I R&D	Rockville, MD	—	5,404	15,748	4,462	5,404	20,210	25,614	7,304	12/27/01	5-30
Metro Park II	Rockville, MD	—	1,223	3,490	623	1,223	4,113	5,336	1,500	12/27/01	5-30
Metro Park II	Rockville, MD	—	2,287	6,533	1,526	2,287	8,059	10,346	3,004	12/27/01	5-30
Metro Park III	Rockville, MD	—	4,555	13,039	4,120	4,555	17,159	21,714	6,245	12/27/01	5-30
Metro Park IV	Rockville, MD	—	4,188	12,035	711	4,188	12,746	16,934	4,139	12/27/01	5-30
Metro Park V	Rockville, MD	—	9,813	28,214	3,698	9,813	31,912	41,725	10,596	12/27/01	5-30
Kearny Mesa-Office	San Diego, CA	—	785	1,933	1,044	785	2,977	3,762	1,104	03/17/98	5-30
Kearny Mesa-R&D	San Diego, CA	—	2,109	5,156	557	2,109	5,713	7,822	1,863	03/17/98	5-30
Bren Mar-Office	Alexandria, VA	—	572	1,401	1,873	572	3,274	3,846	1,324	03/17/98	5-30
Lusk III	San Diego, CA	—	1,904	4,662	736	1,904	5,398	7,302	1,773	03/17/98	5-30
Bren Mar-R&D	Alexandria, VA	—	1,625	3,979	569	1,625	4,548	6,173	1,483	03/17/98	5-30
Alban Road-Office	Springfield, VA	—	988	2,418	2,739	988	5,157	6,145	2,043	03/17/98	5-30
Alban Road-R&D	Springfield, VA	—	947	2,318	499	947	2,817	3,764	1,014	03/17/98	5-30

		$67,048	$439,777	$1,123,641	$229,801	$439,777	$1,353,442	$1,793,219	$441,336

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2007 PS Business Parks, Inc.
By:	/s/ Joseph D. Russell, Jr.
Joseph D. Russell, Jr.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald L. Havner, Jr. Ronald L. Havner, Jr.	Chairman of the Board	February 27, 2007
/s/ Joseph D. Russell, Jr. Joseph D. Russell, Jr.	President, Director and Chief Executive Officer (principal executive officer)	February 27, 2007
/s/ Edward A. Stokx Edward A. Stokx	Chief Financial Officer (principal financial officer and principal accounting officer)	February 27, 2007
/s/ Vern O. Curtis Vern O. Curtis	Director	February 27, 2007
/s/ Arthur M. Friedman Arthur M. Friedman	Director	February 27, 2007
/s/ James H. Kropp James H. Kropp	Director	February 27, 2007
/s/ Harvey Lenkin Harvey Lenkin	Director	February 27, 2007
/s/ Alan K. Pribble Alan K. Pribble	Director	February 27, 2007
/s/ R. Wesley Burns R. Wesley Burns	Director	February 27, 2007
/s/ Michael V. McGee Michael V. McGee	Director	February 27, 2007

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

3.6
Certificate of Determination of Preferences of 9.50% Series D Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated May 7, 2001 (SEC File No. 001-10709) and incorporated herein by reference.

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

3.9
Certificate of Determination of Preferences of 8.75% Series F Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated January 18, 2002 (SEC File No. 001-10709) and incorporated herein by reference.

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

3.20
Certificate of Determination of Preferences of 7.375% Series O Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.

3.21
Certificate of Correction of Certificate of Determination of Preferences of 7.375% Cumulative Preferred Stock, Series O of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated August 10, 2006 and incorporated herein by reference.

3.22
Amendment to Certificate of Determination of Preferences of 7.375% Series O Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated August 10, 2006 and incorporated herein by reference.

3.23
Certificate of Determination of Preferences of 6.70% Series P Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated January 9, 2007 and incorporated herein by reference.

3.24	Restated Bylaws. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference

4.1
Deposit Agreement Relating to 7.00% Cumulative Preferred Stock, Series H of PS Business Parks, Inc., dated as of January 15, 2004. Filed with Registrant’s Current Report on Form 8-K dated January 15, 2004 and incorporated herein by reference.

4.2	Specimen Stock Certificate for Registrant’s 7.00% Cumulative Preferred Stock, Series H. Filed with Registrant’s Current Report on Form 8-K dated January 15, 2004 and incorporated herein by reference.

4.3
Deposit Agreement Relating to 6.875% Cumulative Preferred Stock, Series I of PS Business Parks, Inc., dated as of March 31, 2004. Filed with Registrant’s Current Report on Form 8-K dated March 31, 2004 and incorporated herein by reference.

4.4	Specimen Stock Certificate for Registrant’s 6.875% Cumulative Preferred Stock, Series I. Filed with Registrant’s Current Report on Form 8-K dated March 31, 2004 and incorporated herein by reference.

4.5
Deposit Agreement Relating to 7.95% Cumulative Preferred Stock, Series K of PS Business Parks, Inc., dated as of June 24, 2004. Filed with Registrant’s Current Report on Form 8-K dated June 24, 2004 and incorporated herein by reference.

4.6		Specimen Stock Certificate for Registrant’s 7.95% Cumulative Preferred Stock, Series K. Filed with Registrant’s Current Report on Form 8-K dated June 24, 2004 and incorporated herein by reference.

4.7
Deposit Agreement Relating to 7.60% Cumulative Preferred Stock, Series L of PS Business Parks, Inc., dated as of August 23, 2004. Filed with Registrant’s Current Report on Form 8-K dated August 23, 2004 and incorporated herein by reference.

4.8		Specimen Stock Certificate for Registrant’s 7.60% Cumulative Preferred Stock, Series L. Filed with Registrant’s Current Report on Form 8-K dated August 23, 2004 and incorporated herein by reference.

4.9
Deposit Agreement Relating to 7.20% Cumulative Preferred Stock, Series M of PS Business Parks, Inc., dated as of April 27, 2005. Filed with Registrant’s Current Report on Form 8-K dated April 27, 2005 and incorporated herein by reference.

4.10		Specimen Stock Certificate for Registrant’s 7.20% Cumulative Preferred Stock, Series M. Filed with Registrant’s Current Report on Form 8-K dated April 27, 2005 and incorporated herein by reference.

4.11
Deposit Agreement Relating to 7.375% Cumulative Preferred Stock, Series O of PS Business Parks, Inc., dated as of May 18, 2006. Filed with Registrant’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.

4.12		Specimen Stock Certificate for Registrant’s 7.375% Cumulative Preferred Stock, Series O. Filed with Registrant’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.

4.13
Deposit Agreement Relating to 6.70% Cumulative Preferred Stock, Series P of PS Business Parks, Inc., dated as of January 9, 2007. Filed with Registrant’s Current Report on Form 8-K dated January 9, 2007 and incorporated herein by reference.

4.14		Specimen Stock Certificate for Registrant’s 6.70% Cumulative Preferred Stock, Series P. Filed with Registrant’s Current Report on Form 8-K dated January 9, 2007 and incorporated herein by reference.

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

10.6	*
Offer Letter/ Employment Agreement between Registrant and Joseph D. Russell, Jr., dated as of September 6, 2002. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.7		Form of Indemnity Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.

10.8	*	Form of Indemnification Agreement for Executive Officers. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

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

10.18
Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9.50% Series D Cumulative Redeemable Preferred Units, dated as of May 10, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 001-10709) and incorporated herein by reference.

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

10.33
Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.375% Series O Cumulative Redeemable Preferred Units, dated as of June 16, 2006. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

10.34
Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to7.375% Series O Cumulative Redeemable Preferred Units, dated as of August 16, 2006. Filed herewith.

10.35	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 6.70% Series P Cumulative Redeemable Preferred Units, dated as of January 9, 2007. Filed herewith.

10.36
Registration Rights Agreement by and between PS Business Parks, Inc. and GSEP 2001 Realty Corporation, dated as of September 21, 2001, relating to 9 1/4% Series E Cumulative Redeemable Preferred Units. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10.37
Registration Rights Agreement by and between PS Business Parks, Inc. and GSEP 2002 Realty Corp., dated as of October 30, 2002, relating to 7.95% Series G Cumulative Redeemable Preferred Units. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10.38
Amended and Restated Registration Rights Agreement by and between PS Business Parks, Inc. and GSEP 2004 Realty Corp., dated as of June 17, 2004, relating to 7.50% Series J Cumulative Redeemable Preferred Units. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

10.39
Registration Rights Agreement by and between PS Business Parks, Inc. and GSEP 2005 Realty Corp., dated as of December 12, 2005. Filed with Registrant’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference.

10.40
Term Loan Agreement dated as of February 20, 2002 among PS Business Parks, L.P. and Fleet National Bank, as Agent. Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.41
Amended and Restated Revolving Credit Agreement dated as of October 29, 2002 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (SEC File No. 001-10709) and incorporated herein by reference.

10.42
Modification Agreement, dated as of December 29, 2003. Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference. This exhibit modifies the Amended and Restated Revolving Credit Agreement dated as of October 29, 2002 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (SEC File No. 001-10709) and incorporated herein by reference.

10.43
Modification Agreement, dated as of January 23, 2004. Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference. This exhibit modifies the Modification Agreement dated as of December 29, 2003 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.44
Third Modification Agreement, dated as of August 5, 2005. Filed with the Registrant’s Current Report on Form 8-K dated August 5, 2005 and incorporated herein by reference. This exhibit modifies the Modification Agreement dated as of January 23, 2004 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.45
Letter Agreement, dated as of December 29, 2003, between Public Storage, Inc. and PS Business Parks, L.P. Filed with the Registrant’s Current Report on Form 8-K dated January 14, 2004 and incorporated herein by reference.

10.46	*	Registrant’s 1997 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (No. 333-48313) and incorporated herein by reference.

10.47	*	Registrant’s 2003 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (No. 333-104604) and incorporated herein by reference.

10.48	*	Retirement Plan for Non-Employee Directors. Filed with Registrant’s Registration Statement on Form S-8 (No. 333-129463) and incorporated herein by reference.

10.49	*	Form of PS Business Parks, Inc. Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

10.50	*
Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

10.51	*
Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

12		Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

21		List of Subsidiaries. Filed herewith.

23		Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Management contract or compensatory plan or arrangement