Form 10-Q
period 2007-03-31
PS BUSINESS PARKS INC/CA
filed 2007-05-08
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Yes ☐      No ☑
As of April 30, 2007, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 21,331,497.

PS BUSINESS PARKS, INC.
INDEX

PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$66,374	$66,282
Real estate facilities, at cost:
Land	485,898	439,777
Buildings and equipment	1,432,128	1,353,442

	1,918,026	1,793,219
Accumulated depreciation	(462,976)	(441,336)

	1,455,050	1,351,883
Land held for development	7,869	9,011

	1,462,919	1,360,894
Rent receivable	3,675	2,080
Deferred rent receivable	21,662	21,454
Other assets	7,621	12,154

Total assets	$1,562,251	$1,462,864

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accrued and other liabilities	$46,021	$42,394
Preferred stock called for redemption	—	50,000
Mortgage notes payable	61,716	67,048

Total liabilities	107,737	159,442
Minority interests:
Preferred units	94,750	82,750
Common units	164,196	165,469
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 28,650 and 22,900 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	716,250	572,500
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,325,669 and 21,311,005 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	213	213
Paid-in capital	394,923	398,048
Cumulative net income	501,994	483,403
Cumulative distributions	(417,812)	(398,961)

Total shareholders’ equity	1,195,568	1,055,203

Total liabilities and shareholders’ equity	$1,562,251	$1,462,864

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2007	2006
Revenues:
Rental income	$65,124	$58,754
Facility management fees	183	149

Total operating revenues	65,307	58,903

Expenses:
Cost of operations	20,439	17,946
Depreciation and amortization	21,640	20,586
General and administrative	1,702	1,650

Total operating expenses	43,781	40,182

Other income and expenses:
Interest and other income	1,801	2,000
Interest expense	(1,107)	(513)

Total other income and expenses	694	1,487

Income from continuing operations before minority interests	22,220	20,208

Minority interests in continuing operations:
Minority interest in income — preferred units	(1,599)	(2,781)
Minority interest in income — common units	(2,030)	(1,568)

Total minority interests in continuing operations	(3,629)	(4,349)

Income from continuing operations	18,591	15,859

Discontinued operations:
Loss from discontinued operations	—	(97)
Gain on disposition of real estate	—	711
Minority interest in income attributable to discontinued operations — common units	—	(156)

Income from discontinued operations	—	458

Net income	18,591	16,317

Net income allocable to preferred shareholders:
Preferred stock distributions	12,668	11,255

Net income allocable to common shareholders	$5,923	$5,062

Net income per common share — basic:
Continuing operations	$0.28	$0.21
Discontinued operations	$—	$0.02
Net income	$0.28	$0.24

Net income per common share — diluted:
Continuing operations	$0.27	$0.21
Discontinued operations	$—	$0.02
Net income	$0.27	$0.23

Weighted average common shares outstanding:
Basic	21,316	21,437

Diluted	21,690	21,708

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Unaudited, in thousands, except share data)

								Total
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity
Balances at December 31, 2006	22,900	$572,500	21,311,005	$213	$398,048	$483,403	$(398,961)	$1,055,203
Issuance of preferred stock, net of costs	5,750	143,750	—	—	(4,183)	—	—	139,567
Exercise of stock options	—	—	4,000	—	125	—	—	125
Stock compensation	—	—	10,664	—	173	—	—	173
Shelf registration	—	—	—	—	(88)	—	—	(88)
Net income	—	—	—	—	—	18,591	—	18,591
Distributions:
Preferred stock	—	—	—	—	—	—	(12,668)	(12,668)
Common stock	—	—	—	—	—	—	(6,183)	(6,183)
Adjustment to minority interest underlying ownership	—	—	—	—	848	—	—	848

Balances at March 31, 2007	28,650	$716,250	21,325,669	$213	$394,923	$501,994	$(417,812)	$1,195,568

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months
	Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$18,591	$16,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	21,640	20,612
In-place lease adjustment	27	53
Lease incentives net of tenant improvement reimbursements	58	130
Amortization of mortgage premium	(60)	—
Minority interest in income	3,629	4,505
Gain on disposition of properties	—	(711)
Stock compensation expense	638	526
Decrease in receivables and other assets	2,643	575
Increase in accrued and other liabilities	732	737

Total adjustments	29,307	26,427

Net cash provided by operating activities	47,898	42,744

Cash flows from investing activities:
Capital improvements to real estate facilities	(7,422)	(5,714)
Acquisition of real estate facilities	(113,812)	(68,482)
Proceeds from disposition of real estate	—	2,790

Net cash used in investing activities	(121,234)	(71,406)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(322)	(167)
Repayment of mortgage note payable	(4,950)	—
Net proceeds from the issuance of preferred units	11,665	—
Net proceeds from the issuance of preferred stock	139,567	—
Exercise of stock options	125	50
Shelf registration costs	(88)	—
Repurchase of preferred stock	(50,000)	—
Repurchase of common stock	—	(11,693)
Distributions paid to preferred shareholders	(12,668)	(11,255)
Distributions paid to minority interests — preferred units	(1,599)	(2,781)
Distributions paid to common shareholders	(6,183)	(6,189)
Distributions paid to minority interests — common units	(2,119)	(2,119)

Net cash provided by (used in) financing activities	73,428	(34,154)

Net increase (decrease) in cash and cash equivalents	92	(62,816)
Cash and cash equivalents at the beginning of the period	66,282	200,447

Cash and cash equivalents at the end of the period	$66,374	$137,631

Supplemental schedule of non cash investing and financing activities:
Adjustment to minority interest underlying ownership:
Minority interest — common units	$1,183	$1,589
Paid-in capital	$(1,183)	$(1,589)
See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
1.	Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of March 31, 2007, PSB owned approximately 75% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units are owned by Public Storage, Inc. (“PSI”) and its affiliates. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of March 31, 2007, the Company owned and operated approximately 19.4 million rentable square feet of commercial space located in eight states. The Company also manages approximately 1.4 million rentable square feet on behalf of PSI and its affiliated entities.

2.	Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Allowance for doubtful accounts

We monitor the collectibility of our receivable balances, including the deferred rent receivable, on an on-going basis. Based on these reviews, we maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on our consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $300,000 at March 31, 2007 and December 31, 2006.

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

Intangible assets/liabilities

Intangible assets and liabilities include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values (included in other assets and accrued liabilities in the accompanying consolidated balance sheet) are amortized, net, to rental income over the remaining non-cancelable terms of the respective leases. The Company amortized $27,000 and $53,000 of intangible assets and liabilities resulting from the above and below market lease values during the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the value of in-place leases resulted in a net intangible asset of $598,000, net of $594,000 of accumulated amortization and a net intangible liability of $1.0 million, net of $32,000 of accumulated amortization. As of

December 31, 2006, the value of in-place leases resulted in a net intangible asset of $656,000, net of $535,000 of accumulated amortization.

Evaluation of asset impairment

The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition. Assets held for disposition are reported at the lower of their carrying amount or fair value, less cost of disposition. At March 31, 2007, the Company did not consider any assets to be impaired.

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

Revenue and expense recognition

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Straight-line rent is recognized for all tenants with contractual increases in rent that are not included on the Company’s credit watch list. Deferred rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as rental income in the period the applicable costs are incurred. Property management fees are recognized in the period earned.

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

Income taxes

The Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organizational and operating requirements to maintain its REIT status during 2006 and intends to continue to meet such requirements for 2007. Accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Effective January 1, 2007, the adoption of FIN 48 did not have a material effect on the Company.

Accounting for preferred equity issuance costs

In accordance with Emerging Issues Task Force (“EITF”) Topic D-42, the Company records its issuance costs as a reduction to paid-in capital on its balance sheet at the time the preferred securities are issued and reflects the carrying value of the preferred stock at the stated value. The Company reduces the carrying value of preferred stock by the issuance costs, with a corresponding reduction to income allocable to common shareholders, at the time it notifies the holders of preferred stock or units of its intent to redeem such shares or units.

Net income per common share

Per share amounts are computed using the number of weighted average common shares outstanding. “Diluted” weighted average common shares outstanding include the dilutive effect of stock options and restricted stock under the treasury stock method. “Basic” weighted average common shares outstanding exclude such effect. Earnings per share have been calculated as follows (in thousands, except per share amounts):

	For the Three Months
	Ended March 31,
	2007	2006
Net income allocable to common shareholders	$5,923	$5,062

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	21,316	21,437
Net effect of dilutive stock compensation — based on treasury stock method using average market price	374	271

Diluted weighted average common shares outstanding	21,690	21,708

Net income per common share — Basic	$0.28	$0.24

Net income per common share — Diluted	$0.27	$0.23

No options to purchase shares were considered anti-dilutive for the three months ended March 31, 2007 and 2006.

Segment reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2006 in order to conform to the 2007 presentation.

3.	Real estate facilities

The activity in real estate facilities for the three months ended March 31, 2007 is as follows (in thousands):

			Accumulated
	Land	Buildings	Depreciation	Total
Balances at December 31, 2006	$439,777	$1,353,442	$(441,336)	$1,351,883
Acquisition of real estate	44,979	71,264	—	116,243
Capital improvements, net	—	7,422	—	7,422
Depreciation expense	—	—	(21,640)	(21,640)
Transfer from land held for development	1,142	—	—	1,142

Balances at March 31, 2007	$485,898	$1,432,128	$(462,976)	$1,455,050

On March 27, 2007, the Company acquired Commerce Campus, a 251,000 square foot multi-tenant office and flex business park located in Santa Clara, California, for $39.1 million, including transaction costs.

On February 16, 2007, the Company acquired Overlake Business Center, a 493,000 square foot multi-tenant office and flex business park located in Redmond, Washington, for $76.0 million, including transaction costs.

In accordance with SFAS No. 141, “Business Combinations,” the purchase price of acquired properties is allocated to land, buildings and equipment and identified tangible and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized leasing commissions, value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values.

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

The following table summarizes the assets and liabilities acquired during the three months ended March 31, (in thousands):

	2007	2006
Land	$44,979	$19,379
Buildings	71,264	49,503
In-place leases	(1,075)	433

Total purchase price	115,168	69,315
Net operating assets and liabilities acquired	(1,356)	(833)

Total cash paid	$113,812	$68,482

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

Included in the consolidated statements of income are cost of operations and depreciation of $71,000 and $26,000, respectively, reported as discontinued operations for properties sold during the three months ended March 31, 2006.

4.	Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to ten years. Future minimum rental income, excluding reimbursement of expenses, as of March 31, 2007 under these leases are as follows (in thousands):

2007	$159,423
2008	175,443
2009	125,903
2010	88,003
2011	59,613
Thereafter	80,916

$689,301

In addition to minimum rental payments, tenants reimburse the Company for their pro rata share of specified operating expenses, which amounted to approximately $10.0 million and $7.0 million for the three months ended March 31, 2007 and 2006, respectively. These amounts are included as rental income and cost of operations in the accompanying consolidated statements of income.

Leases aggregating approximately 5% of the total leased square footage are subject to termination options which include leases for approximately 1% of the total leased square footage having termination options exercisable through December 31, 2007. In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

5.	Bank loans

In August of 2005, the Company modified the terms of its line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100.0 million and matures on August 1, 2008. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.50% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.65%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $450,000 which will be amortized over the life of the Credit Facility. The Company had no balance outstanding as of March 31, 2007 or December 31, 2006. The Credit Facility requires the Company to meet certain covenants, and the Company was in compliance with all such covenants at March 31, 2007.

6.	Mortgage notes payable

Mortgage notes consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
7.29% mortgage note, principal and interest payable monthly, due February, 2009	$5,449	$5,490
5.73% mortgage note, principal and interest payable monthly, due March, 2013	14,684	14,743
6.15% mortgage note, principal and interest payable monthly, due November, 2031 (1)	17,654	17,759
5.52% mortgage note, principal and interest payable monthly, due May, 2013	10,432	10,483
5.68% mortgage note, principal and interest payable monthly, due May, 2013	10,436	10,486
5.61% mortgage note, principal and interest payable monthly, due January, 2011 (2)	3,061	3,085
8.19% mortgage note, principal and interest payable monthly, repaid March, 2007	—	5,002

	$61,716	$67,048

(1) Mortgage note of $16.7 million has a stated interest rate of 7.20%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 6.15%. The unamortized premium as of March 31, 2007 was $976,000. This mortgage is repayable without penalty beginning November, 2011.

(2) Mortgage note of $2.8 million has a stated interest rate of 7.61%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 5.61%. The unamortized premium as of March 31, 2007 was $242,000.
At March 31, 2007, principal maturities of mortgage notes payable are as follows (in thousands):

2007	$990
2008	1,396
2009	6,442
2010	1,376
2011	19,428
Thereafter	32,084

$61,716

7.	Minority interests

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

At March 31, 2007, there were 7,305,355 common units owned by PSI and its affiliates, which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at March 31, 2007, the minority interest units would convert into approximately 25.5% of the common shares outstanding. Combined with PSI’s common stock ownership, on a fully converted basis, PSI has a combined ownership of approximately 44.4% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests’ equity in the Company.

Preferred partnership units

Through the Operating Partnership, the Company has the following preferred units outstanding as of March 31, 2007 and December 31, 2006 (in thousands):

		Earliest
		Potential		March 31, 2007		December 31, 2006
		Redemption	Dividend	Units		Units
Series	Issuance Date	Date	Rate	Outstanding	Amount	Outstanding	Amount
Series G	October, 2002	October, 2007	7.950%	800	$20,000	800	$20,000
Series J	May & June, 2004	May, 2009	7.500%	1,710	42,750	1,710	42,750
Series N	December, 2005	December, 2010	7.125%	800	20,000	800	20,000
Series Q	March, 2007	March, 2012	6.550%	480	12,000	—	—

				3,790	$94,750	3,310	$82,750

During the first quarter of 2007, the Company completed a private placement of $12.0 million of preferred units through its operating partnership. The 6.550% Series Q Cumulative Redeemable Preferred Units are non-callable for five years and have no mandatory redemption.

The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of March 31, 2007, the Company had approximately $2.7 million of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.

8.	Related party transactions

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services, which are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled approximately $80,000 for the three months ended March 31, 2007 and 2006.

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

The property management contract with PSI is for a seven year term with the term being automatically extended one year on each anniversary. At any time, either party may notify the other that the contract is not to be extended, in which case the contract will expire on the first anniversary of its then scheduled expiration date. For PSI affiliate owned properties, PSI can cancel the property management contract upon 60 days notice while the Operating Partnership can cancel upon seven years notice. Management fee revenues under these contracts were approximately $183,000 and $149,000 for the three months ended March 31, 2007 and 2006, respectively.

In December, 2006, PSI began providing property management services for the mini storage component of two assets owned by the Company. These mini storage facilities, located in Palm Beach County, Florida, operate under the “Public Storage” names.

Under the property management contracts, PSI is compensated based on a percentage of the gross revenues of the facilities managed. Under the supervision of the Company, PSI coordinates rental policies, rent collections, marketing activities, the purchase of equipment and supplies, maintenance activities, and the selection and engagement of vendors, suppliers and independent contractors. In addition, PSI assists and advises the Company in establishing policies for the hire, discharge and supervision of employees for the operation of these facilities, including on-site managers, assistant managers and associate managers.

Both the Company and PSI can cancel the property management contract upon 60 days notice. Management fee expense under the contract was approximately $12,000 for the three months ended March 31, 2007.

At March 31, 2007, the Company has amounts due from PSI of $210,000 ($871,000 at December 31, 2006), for these contracts, as well as for certain operating expenses paid by the Company on behalf of PSI.

9.	Shareholders’ equity

Preferred stock

As of March 31, 2007 and December 31, 2006, the Company had the following preferred stock outstanding (in thousands):

		Earliest
		Potential		March 31, 2007		December 31, 2006
		Redemption	Dividend	Shares		Shares
Series	Issuance Date	Date	Rate	Outstanding	Amount	Outstanding	Amount
Series H	January & October, 2004	January, 2009	7.000%	8,200	$205,000	8,200	$205,000
Series I	April, 2004	April, 2009	6.875%	3,000	75,000	3,000	75,000
Series K	June, 2004	June, 2009	7.950%	2,300	57,500	2,300	57,500
Series L	August, 2004	August, 2009	7.600%	2,300	57,500	2,300	57,500
Series M	May, 2005	May, 2010	7.200%	3,300	82,500	3,300	82,500
Series O	June & August, 2006	June, 2011	7.375%	3,800	95,000	3,800	95,000
Series P	January, 2007	January, 2012	6.700%	5,750	143,750	—	—
Series F	January, 2002	January, 2007	8.750%	—	—	2,000	50,000

				28,650	$716,250	24,900	$622,500

During the fourth quarter of 2006, the Company notified the holders of its 8.750% Series F Cumulative Preferred Stock of its intent to redeem such shares in January, 2007. As a result, the Company classified the aggregate redemption amount of $50.0 million as a liability at December 31, 2006. In accordance with EITF Topic D-42, the Company reported the excess of the redemption amount over the carrying amount of $1.7 million as a reduction of net income allocable to common shareholders for the year ended December 31, 2006. The Company redeemed the Series F units on January 29, 2007.

On January 17, 2007, the Company issued 5,750,000 depositary shares, each representing 1/1,000 of a share of the 6.700% Cumulative Preferred Stock, Series P, at $25.00 per depositary share for gross proceeds of $143.8 million.

The Company recorded approximately $12.7 million and $11.3 million in distributions to its preferred shareholders for the three months ended March 31, 2007 and 2006, respectively.

Holders of the Company’s preferred stock are not entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends. As of March 31, 2007, the Company had approximately $23.7 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common Stock

The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 4.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Since inception of the program through March 31, 2007, the Company has repurchased an aggregate of 3.3 million shares of common stock at an aggregate cost of approximately $102.6 million (average cost of $31.18 per share). During the three months ended March 31, 2006, the Company repurchased 225,000 shares of common stock at a cost of approximately $11.7 million. No shares were repurchased during the three months ended March 31, 2007.

The Company paid approximately $6.2 million ($0.29 per common share) for the three months ended March 31, 2007 and 2006 in distributions to its common shareholders. Pursuant to restrictions imposed by the Credit Facility, distributions may not exceed 95% of funds from operations, as defined.

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

No options were granted during the three months ended March 31, 2007 and 2006.

The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2007 and 2006, were $71.25 and $54.60, respectively. The Company has calculated the fair value of each restricted stock unit grant using the market value on the date of grant.

At March 31, 2007, there were a combined total of 1.3 million options and restricted stock units authorized to grant. Information with respect to the 1997 Plan and 2003 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2006	588,971	$35.89
Granted	—	$—
Exercised	(4,000)	$31.39
Forfeited	(5,000)	$39.18

Outstanding at March 31, 2007	579,971	$35.89	5.89 Years	$18,832

Exercisable at March 31, 2007	383,771	$32.07	5.01 Years	$14,755

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2006	227,200	$48.88
Granted	28,650	$71.25
Vested	(16,773)	$41.28
Forfeited	(14,900)	$48.96

Nonvested at March 31, 2007	224,177	$52.30

Included in the Company’s consolidated income statement for the three months ended March 31, 2007 and 2006, is approximately $70,000 and $102,000, respectively, in net stock option compensation expense related to stock options granted. Net compensation expense of $542,000 and $414,000 related to restricted stock units was recognized during the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, there was $1.1 million of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 3.0 years. As of March 31, 2007, there was $8.9 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 3.5 years.

Cash received from stock option exercises was $125,000 and $50,000 for the three months ended March 31, 2007 and 2006, respectively. The aggregate intrinsic value of the stock options exercised during the three months ended March 31, 2007 and 2006 was $181,000 and $59,000, respectively.

During the three months ended March 31, 2007, 16,773 restricted stock units vested; of this amount, 10,664 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of restricted stock granted during the three months ended March 31, 2007 was $1.2 million. During the three months ended March 31, 2006, 9,450 restricted stock units vested; of this amount, 6,364 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the three months ended March 31, 2006 was $505,000.
In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated income statement for the three months ended March 31, 2007 and 2006, was $25,000 and $10,000, respectively, in compensation expense. As of March 31, 2007 and 2006, there was $388,000 and $169,000, respectively, of unamortized compensation expense related to these shares.

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
Overview
The Company owns and operates approximately 19.4 million rentable square feet of flex, industrial and office properties located in eight states.
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
In 2006 and the first quarter of 2007, the Company generally experienced solid and improving commercial real estate conditions throughout its portfolio. Markets experienced steady to improving demand with the Company having a greater ability throughout its portfolio to maintain or improve occupancy while raising rents in certain markets.
The Company successfully leased or re-leased 1.2 million square feet of space in the first quarter of 2007. The Company also continued to experience a trend of decreasing transaction costs from the high levels incurred in 2003 and 2004. Total net operating income increased from the three months ended March 31, 2006 to 2007 by $3.9 million or 9.5%. See further discussion of operating results below.
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
Revenue Recognition: We recognize revenue in accordance with Staff Accounting Bulletin No. 104 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements (“SAB 104”), as amended. SAB 104 requires that the following four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Straight-line rent is recognized for all tenants with contractual increases in rent that are not included on the Company’s credit watch list. Deferred rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as rental income in the period the applicable costs are incurred.

Property Acquisitions: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” we allocate the purchase price of acquired properties to land, buildings and equipment and identified tangible and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized leasing commissions, value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values.

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

Depreciation: We compute depreciation on our buildings and equipment using the straight-line method based on estimated useful lives of generally 30 and 5 years, respectively. A significant portion of the acquisition cost of each property is allocated to building and building components. The allocation of the acquisition cost to building and building components, as well as the determination of their useful lives are based on estimates. If we do not appropriately allocate to these components or we incorrectly estimate the useful lives of these components, our computation of depreciation expense may not appropriately reflect the actual impact of these costs over future periods, which will affect net income. In addition, the net book value of real estate assets could be overstated or understated. The statement of cash flows, however, would not be affected.

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
Effect of Economic Conditions on the Company’s Operations:
Over the course of 2006 and through the first quarter of 2007, improving economic conditions in the United States were reflected in commercial real estate as market conditions allowed for higher rents throughout the Company’s portfolio along with a continued reduction in rent concessions and tenant improvement allowances.
While the Company historically has experienced a low level of write-offs due to bankruptcy, there is inherent uncertainty in a tenant’s ability to continue paying rent if they are in bankruptcy. As previously disclosed, a tenant occupying approximately 134,000 square feet defaulted on its lease during the first quarter. Subsequent to March 31, 2007, the tenant cured their default. The Company will continue to monitor the tenant closely and reserve all related receivables. As of March 31, 2007, the Company had approximately 32,000 square feet occupied by a tenant that is protected by the U.S. Bankruptcy Code. In addition, subsequent to March 31, 2007, a tenant occupying approximately 5,000 square feet filed for bankruptcy protection. Given the historical uncertainty of such a tenant’s ability to meet its lease obligations, we will continue to reserve any income that would have been realized on a straight-line basis. Several other tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.

Effect of Economic Conditions on the Company’s Primary Markets:
The Company’s operations are concentrated in 10 markets. Current market conditions for each specific market are summarized below. Overall, during the three months ended March 31, 2007, rental rates on new and renewed leases within the Company’s portfolio increased an average of 4.1%. This change is based on comparisons to the most recent in-place rents prior to renewal or replacement. The Company has compiled the market occupancy information set forth below using third party reports for each respective market. The Company considers these sources to be reliable, but there can be no assurance that the information in these reports is accurate.
The Company owns approximately 4.0 million square feet in Southern California. This is one of the healthiest markets in our portfolio. In 2006 and through the first quarter of 2007, this market has continued to experience low levels of vacancy and rising rental rates. Market vacancy rates have decreased throughout Southern California for flex, industrial and office space, and range from 1.5% to 9.9%, depending on submarkets and product type. The Company’s vacancy rate in this market at March 31, 2007 was 4.8%.
The Company owns approximately 1.8 million square feet in Northern California with a concentration in Sacramento, the East Bay (Hayward and San Ramon) and the Silicon Valley (San Jose). The vacancy rates in these submarkets stand at 12.3%, 18.3% and 16.2%, respectively. The Company’s vacancy rate in its Northern California portfolio at March 31, 2007 was 10.7%. Rental rates dropped dramatically in 2005 and 2006 as a result of an oversupply of commercial space and weak demand. With slowly improving market conditions, rental rates increased 4.4% over in-place rental rates during the first quarter of 2007.
The Company owns approximately 1.2 million square feet in Southern Texas, which consists of the Austin and Houston markets. The market vacancy rates are 9.3% in the Austin market and 11.7% in the Houston market. The Austin market has continued to experience a steady level of lease demand during the first quarter of 2007, which has enabled the Company to increase rental rates on executed leases by 5.8% over in-place rents. The Houston market continues to stabilize occupancy and rental rates. With a more diverse tenant base, this market has not been as significantly impacted as other parts of Texas that were more reliant on the telecommunications and technology industries, which had contracted over the last several years. In addition, the strong oil and gas industry has helped stabilize and improve the Houston market. The Company’s vacancy rate in Southern Texas at March 31, 2007 was 8.4%.
The Company owns approximately 1.7 million square feet in the Dallas Metroplex market. The market vacancy rate in Las Colinas, where most of the Company’s properties are located, is 12.3%. During 2006 and in the first quarter of 2007, modest new construction continued, which included both speculative construction, as well as owner-user construction. The Company believes that new construction could cause vacancy rates to rise and limit opportunities to increase rental rates. Despite the new construction, during 2006 and the first quarter of 2007, the Company has experienced a higher level of leasing activity in the market than it had experienced over the past two years. The Company’s vacancy rate at March 31, 2007 was 17.1%.
The Company owns approximately 3.6 million square feet in South Florida. The Company acquired two assets in Palm Beach County at the end of 2006. Additionally, the Company owns Miami International Commerce Center (“MICC”) located in the Airport West submarket of Miami-Dade County. MICC is located less than one mile from the cargo entrance of the Miami International Airport, which is considered one of the most active ports in the Southeast. Leasing activity is strong, resulting in better than market occupancy. The market vacancy rates for Palm Beach County and Miami-Dade County are 8.6% and 6.3%, respectively, compared with a vacancy rate for the Company of 1.8% at March 31, 2007.
The Company owns approximately 2.9 million square feet in the Northern Virginia submarket of Washington D.C., where the average market vacancy rate was 9.3% as of March 31, 2007. Washington D.C. submarkets have continued to be positively impacted by federal government spending and government contracting trends. The Company’s vacancy rate in this market at March 31, 2007 was 6.4%.

The Company owns approximately 1.8 million square feet in the Maryland submarket of Washington D.C. The portfolio is primarily located in Montgomery County and Silver Spring. As expected, the business of the federal government, defense contractors and the biotech industry has remained stable during the first quarter of 2007. The Company’s vacancy rate in this market at March 31, 2007 was 5.1% compared to 9.4% for the market as a whole.
The Company owns approximately 1.3 million square feet in the Beaverton submarket of Portland, Oregon. In 2006, the Company experienced improving lease terms as a result of increasing lease activity. Although rental rates are down 3.4% over in-place rents for the first quarter of 2007, leasing volume has increased measurably and the Company’s occupancy level in this market is up 5.1% over the first quarter of 2006. The market vacancy rate is 18.4%. The Company’s vacancy rate in this market was 7.6% at March 31, 2007.
The Company owns approximately 679,000 square feet in the Phoenix and Tempe submarkets of Arizona. Overall, the Arizona market has been characterized by modest growth. Although average market rental rates have declined over the past several years as demand for space subsided, rental rates are up 14.2% over in-place rental rates for the first quarter of 2007. The market vacancy rate is 7.4%. The Company’s vacancy rate in this market at March 31, 2007 was 8.9%.
On February 16, 2007, the Company acquired Overlake Business Center, a 493,000 square foot multi-tenant office and flex business park located in Redmond, Washington. The property’s vacancy rate at March 31, 2007 was 9.7% compared to 11.0% for the market as a whole.
Growth of the Company’s Operations and Acquisitions and Dispositions of Properties:
The Company is focused on maximizing cash flow from its existing portfolio of properties by expanding its presence in existing and new markets through strategic acquisitions and through the disposition of non-strategic assets. The Company has historically maintained a low leverage level approach intended to provide the Company with the flexibility for future growth.
On March 27, 2007, the Company acquired Commerce Campus, a 251,000 square foot multi-tenant office and flex business park located in Santa Clara, California, for $39.1 million, including transaction costs. The park, which was 79.8% leased at the time of acquisition, has 73 tenants in 11 separate one and two story buildings.
On February 16, 2007, the Company acquired Overlake Business Center, a 493,000 square foot multi-tenant office and flex business park located in Redmond, Washington, for $76.0 million, including transaction costs. The park, which was 90.0% leased at the time of acquisition, has 171 tenants in 27 separate one and two story buildings.
In 2006, the Company added 1.2 million square feet to its portfolio at an aggregate cost of $180.3 million. The Company acquired WesTech Business Park, a 366,000 square foot office and flex park in Silver Spring, Maryland, for $69.3 million; 88,800 square feet of multi-tenant flex buildings in Signal Hill, California, for $10.7 million; a 107,300 square foot multi-tenant flex park in Chantilly, Virginia, for $15.8 million; Meadows Corporate Park, a 165,000 square foot multi-tenant office park in Silver Spring, Maryland, for $29.9 million; Rogers Avenue, a 66,500 square foot multi-tenant industrial and flex park in San Jose, California, for $8.4 million; and Boca Commerce Park and Wellington Commerce Park, two multi-tenant industrial, flex and storage parks, aggregating 398,000 square feet, located in Palm Beach County, Florida, for $46.2 million. In connection with the Meadows Corporate Park purchase, the Company assumed a $16.8 million mortgage with a fixed interest rate of 7.20% through November, 2011, at which time it can be prepaid without penalty. In addition, in connection with the Palm Beach County purchases, the Company assumed three mortgages with a combined total of $23.8 million with a weighted average fixed interest rate of 5.84%.
During 2006, the Company sold a 30,500 square foot building located in Beaverton, Oregon, for $4.4 million resulting in a gain of $1.5 million. Additionally in 2006, the Company sold 32,400 square feet in Miami for a combined total of $3.7 million, resulting in a gain of $865,000.

Impact of Inflation:
Although inflation has slowed in recent years, it is still a factor in our economy, and the Company continues to seek ways to mitigate its impact. A substantial portion of the Company’s leases require tenants to pay operating expenses, including real estate taxes, utilities, and insurance, as well as increases in common area expenses. Management believes these provisions reduce the Company’s exposure to the impact of inflation.
Concentration of Portfolio by Region:
Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table) from continuing operations are summarized for the three months ended March 31, 2007 by major geographic region below. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them as well as the investor with the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from these financial measures as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. The table below reflects rental income, operating expenses and NOI from continuing operations for the three months ended March 31, 2007 based on geographical concentration. The total of all regions is equal to the amount of rental income and cost of operations recorded by the Company in accordance with GAAP. As part of the table below, we have shown the effect of depreciation and amortization on NOI. We have reconciled NOI to consolidated income from continuing operations before minority interests in the table under “Results of Operations” below. The percent of totals by region reflects the actual contribution to rental income, cost of operations and NOI during the period from properties included in continuing operations (in thousands):

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,985	21.0%	$15,809	24.3%	$4,183	20.5%	$11,626	25.9%
Northern California	1,581	8.3%	5,076	7.8%	1,305	6.4%	3,771	8.4%
Southern Texas	1,161	6.1%	2,802	4.3%	1,341	6.5%	1,461	3.3%
Northern Texas	1,689	8.9%	3,637	5.6%	1,534	7.5%	2,103	4.7%
South Florida	3,597	19.0%	7,748	11.9%	2,475	12.1%	5,273	11.8%
Virginia	2,894	15.3%	12,991	20.0%	4,067	19.9%	8,924	20.0%
Maryland	1,771	9.3%	9,532	14.6%	2,999	14.7%	6,533	14.6%
Oregon	1,342	7.1%	4,938	7.6%	1,606	7.8%	3,332	7.5%
Arizona	679	3.6%	1,655	2.5%	690	3.4%	965	2.2%
Washington	269	1.4%	936	1.4%	239	1.2%	697	1.6%

Total before depreciation and amortization	18,968	100.0%	65,124	100.0%	20,439	100.0%	44,685	100.0%

Depreciation and amortization			—		21,640		(21,640)

Total			$65,124		$42,079		$23,045

Concentration of Credit Risk by Industry:
The information below depicts the industry concentration of our tenant base as of March 31, 2007. The Company analyzes this concentration to understand significant industry exposure risk.

Business services	12.5%
Government	10.7%
Financial services	9.9%
Contractors	9.4%
Computer hardware, software and related services	9.1%
Warehouse, transportation and logistics	8.9%
Health services	7.2%
Retail	5.6%
Communications	5.7%
Home furnishings	3.9%
Electronics	3.2%

86.1%

The information below depicts the Company’s top ten customers by annual rents as of March 31, 2007 (in thousands):

			% of Total
Tenants	Square Footage	Annual Rents (1)	Annual Rents
U.S. Government	469	$12,386	4.6%
Kaiser Permanente	194	4,280	1.6%
County of Santa Clara	97	3,192	1.2%
Intel	214	3,095	1.2%
Wells Fargo	102	1,706	0.6%
AARP	102	1,542	0.6%
Northrop Grumman	58	1,542	0.6%
Axcelis Technologies	89	1,499	0.6%
American Intercontinental University	74	1,236	0.5%
MCI	73	1,234	0.5%

	1,472	$31,712	12.0%

(1) For leases expiring prior to December 31, 2007, annualized rental income represents income to be received under existing leases from March 31, 2007 through the date of expiration.
Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006
Results of Operations: Revenues increased $6.4 million for the three months ended March 31, 2007, over the same period in 2006 driven primarily by $5.3 million from assets acquired during 2006 and 2007 and $1.1 million as a result of improved occupancy and rental rates within the Company’s Same Park portfolio. The increase in Same Park revenue of $1.1 million was partially reduced by the $1.8 million bankruptcy settlement received during the first quarter of 2006. Net income allocable to common shareholders for the three months ended March 31, 2007 was $5.9 million or $0.27 per diluted share compared to $5.1 million or $0.23 per diluted share for the same period in 2006. The change for the three months in net income allocable to common shareholders was primarily from an increase in net operating income partially offset by an increase in interest expense and preferred equity distributions.
The following table presents the operating results of the Company’s properties for the three months ended March 31, 2007 and 2006 in addition to other income and expense items affecting income from continuing operations. The Company breaks out Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot data):

	For the Three Months Ended
	March 31,
	2007	2006	Change
Rental income:
Same Park (17.5 million rentable square feet) (1)	$58,782	$57,686	1.9%
Other facilities (1.9 million rentable square feet) (2)	6,342	1,068	493.8%

Total rental income	65,124	58,754	10.8%

Cost of operations:
Same Park	18,279	17,718	3.2%
Other facilities	2,160	228	847.4%

Total cost of operations	20,439	17,946	13.9%

Net operating income (3):
Same Park	40,503	39,968	1.3%
Other facilities	4,182	840	397.9%

Total net operating income	44,685	40,808	9.5%

Other income and expenses:
Facility management fees	183	149	22.8%
Interest and other income	1,801	2,000	(10.0%)
Interest expense	(1,107)	(513)	115.8%
Depreciation and amortization	(21,640)	(20,586)	5.1%
General and administrative	(1,702)	(1,650)	3.2%

Income from continuing operations before minority interests	$22,220	$20,208	10.0%

Same Park gross margin (4)	68.9%	69.3%	(0.6%)
Same Park weighted average for the period:
Occupancy	93.4%	92.7%	0.8%
Annualized realized rent per square foot (5)	$14.39	$14.23	1.1%

(1)	See below for a definition of Same Park.

(2)	Represents operating properties owned by the Company as of March 31, 2007 that are not included in Same Park.

(3)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” above for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

(4)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income.

(5)	Same Park realized rent per square foot represents the annualized Same Park rental income earned per occupied square foot.
Supplemental Market Data and Trends: In order to evaluate the performance of the Company’s overall portfolio over two given years, management analyzes the operating performance of a consistent group of properties owned and operated throughout both those years. The Company refers to those properties as the Same Park facilities. For the three months ended March 31, 2007 and 2006, the Same Park facilities constitute 17.5 million rentable square feet, which includes all assets in continuing operations that the Company owned and operated from January 1, 2006 through March 31, 2007, representing approximately 90% of the total square footage of the Company’s portfolio for the three months ended March 31, 2007.
Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table) from continuing operations are summarized for the three months ended March 31, 2007 and 2006. The Company’s property operations account for substantially all of the net operating income earned by the Company. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.
The following table summarizes the Same Park operating results by major geographic region for the three months ended March 31, 2007 and 2006. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2006 and the impact of such is included in Other Facilities in the table below (in thousands):
Three Months Ended March 31, 2007 and 2006:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	March 31,	March 31,	Increase	March 31,	March 31,	Increase	March 31,	March 31,	Increase
Region	2007	2006	(Decrease)	2007	2006	(Decrease)	2007	2006	(Decrease)
Southern California	$15,599	$14,728	5.9%	$4,076	$4,094	(0.4%)	$11,523	$10,634	8.4%
Northern California	4,888	4,866	0.5%	1,238	1,231	0.6%	3,650	3,635	0.4%
Southern Texas	2,802	2,533	10.6%	1,341	1,098	22.1%	1,461	1,435	1.8%
Northern Texas	3,637	4,648	(21.8%)	1,534	1,360	12.8%	2,103	3,288	(36.0%)
South Florida	6,328	5,683	11.3%	2,032	2,172	(6.4%)	4,296	3,511	22.4%
Virginia	12,603	12,927	(2.5%)	3,946	3,761	4.9%	8,657	9,166	(5.6%)
Maryland	6,332	6,347	(0.2%)	1,816	1,746	4.0%	4,516	4,601	(1.8%)
Oregon	4,938	4,295	15.0%	1,606	1,613	(0.4%)	3,332	2,682	24.2%
Arizona	1,655	1,659	(0.2%)	690	643	7.3%	965	1,016	(5.0%)

Total Same Park	58,782	57,686	1.9%	18,279	17,718	3.2%	40,503	39,968	1.3%
Other Facilities	6,342	1,068	493.8%	2,160	228	847.4%	4,182	840	397.9%

Total before depreciation and amortization	65,124	58,754	10.8%	20,439	17,946	13.9%	44,685	40,808	9.5%
Depreciation and amortization	—	—	—	21,640	20,586	5.1%	(21,640)	(20,586)	5.1%

Total	$65,124	$58,754	10.8%	$42,079	$38,532	9.2%	$23,045	$20,222	14.0%

The discussion of regional information below relates to the Company’s Same Park properties:

Southern California

This region includes San Diego, Orange and Los Angeles Counties. The increase in rental income was the result of a strong market supported by a diverse economy. The Company’s weighted average occupancies have decreased from 96.0% for the first three months in 2006 to 94.4% for the first three months in 2007. Annualized realized rent per square foot increased 7.7% from $15.75 per square foot for the first three months in 2006 to $16.97 per square foot for the first three months in 2007. These markets experienced increasing rental rates and decreasing vacancy rates as a result of solid economic conditions.

Northern California

This region includes Sacramento, South San Francisco, the East Bay and the Silicon Valley submarkets that had been affected by high vacancy due in part to failed technology companies. Economic conditions in the Silicon Valley submarkets began to show some signs of recovery as demand for space increased and rents started to stabilize. The Company’s weighted average occupancies in this region have outperformed the market going from 92.0% for the first three months in 2006 to 93.5% for the first three months in 2007 primarily due to steady leasing activity as this market has experienced improved stability and growth in many sectors including technology. Annualized realized rent per square foot decreased 1.1% from $14.10 per square foot for the first three months in 2006 to $13.94 per square foot for the first three months in 2007.

Southern Texas

This region, which includes the Austin and Houston markets, has faced challenging conditions with the Company’s operating results being impacted by the effects of sharply reduced market rental rates, higher vacancies and business failures. During 2007, the Company’s Southern Texas portfolio experienced a moderate level of increasing activity which was evidenced in the occupancy improvement within the portfolio. The Company’s weighted average occupancies for the region increased from 89.7% for the first three months in 2006 to 92.0% for the first three months in 2007. Annualized realized rent per square foot increased 7.9% from $9.72 per square foot for the first three months of 2006 to $10.49 per square foot for the first three months in 2007.

Northern Texas

This region consists of the Dallas market. This market has been impacted by high vacancy levels and rent roll downs due to general availability of space, modest economic drivers and ongoing development. However, leasing activity in the market increased modestly during 2007. The Company’s weighted average occupancies have increased from 79.1% for the first three months in 2006 to 82.9% for the first three months in 2007. The increase in the Company’s weighted average occupancy was primarily due to the re-leasing of 198,000 square feet. Annualized realized rent per square foot decreased 25.4% from $13.92 per square foot for the first three months in 2006 to $10.38 per square foot for the first three months in 2007 as rental rates have decreased modestly from current expiring leases.

South Florida

This region consists of the Company’s MICC business park located in the submarket of Miami-Dade County. The park is located less than one mile from the Miami International Airport. The Company’s weighted average occupancies have increased from 95.1% for the first three months in 2006 to 98.2% for the first three months in 2007. Annualized realized rent per square foot increased 7.5% from $7.50 per square foot for the first three months in 2006 to $8.06 for the first three months in 2007. This market continues to benefit from strong economic drivers, population growth and international trade.

Virginia

This region includes the major Northern Virginia suburban markets surrounding the greater Washington D.C. metropolitan area. The greater Washington D.C. market continues to demonstrate solid fundamentals. A major contributor to the market strength is tied to government contracting and defense spending. Approximately 10.7% of the existing leases in this market were executed prior to 2002, which was considered a high point in the market. This has and will continue to result in some rental rate roll downs as these leases are replaced at current market rates. The Company’s weighted average occupancies decreased from 95.3% for the first three months in 2006 to 93.5% for the first three months in 2007, as the Company had several large leases that expired and were not renewed. Annualized realized rent per square foot decreased 0.7% from $19.48 per square foot for the first three months in 2006 to $19.35 per square foot for the first three months in 2007.

Maryland

This region consists of facilities primarily in Montgomery County. Considered part of the greater Washington D.C. market, Maryland continues to experience solid market demand. In more recent years this submarket has had a significant amount of sublease space, which placed increased pressure on rental rates and vacancy. This supply of sublease space has decreased, thereby decreasing downward pressure on rental rates. Approximately 6.8% of the existing leases in this market were executed prior to 2002, which was considered a high point in the market. This has and will continue to result in some rental rate roll downs. The Company’s weighted average occupancies have decreased from 97.8% for the first three months in 2006 to 94.8% for the first three months in 2007 which are still above market averages. Annualized realized rent per square foot increased 2.8% from $20.98 per square foot for the first three months in 2006 to $21.57 per square foot for the first three months in 2007.

Oregon

This region consists primarily of two business parks in the Beaverton submarket of Portland, Oregon. Portland was one of the markets hardest hit by the technology slowdown which resulted in early lease terminations, low levels of tenant retention and significant declines in rental rates. During 2006 and continuing in 2007, the market has experienced higher levels of leasing activity. The Company’s weighted average occupancies have increased from 88.0% for the first three months in 2006 to 92.5% for the first three months in 2007. Annualized realized rent per square foot increased 9.3% from $14.55 per square foot for the first three months in 2006 to $15.91 per square foot for the first three months in 2007.

Arizona

The Arizona region consists primarily of properties in the Phoenix and Tempe submarkets, where rents are moderately increasing and rent concessions have been reduced. The Company’s weighted average occupancies have decreased from 93.0% for the first three months in 2006 to 91.4% for the first three months in 2007. Annualized realized rent per square foot increased 1.4% from $10.51 per square foot for the first three months in 2006 to $10.66 for the first three months in 2007.
Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the three months ended March 31, 2007, $183,000 in revenue was recognized from facility management operations compared to $149,000 for the same period in 2006.
Cost of Operations: Cost of operations for the three months ended March 31, 2007 was $20.4 million compared to $17.9 million for the same period in 2006, an increase of 13.9%. The increase was due primarily to the growth in the square footage of the Company’s portfolio of properties. Cost of operations as a percentage of rental income increased slightly from 30.5% to 31.4% for the three months ended March 31, 2006 and 2007, respectively.
Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended March 31, 2007 was $21.6 million compared to $20.6 million for the same period in 2006. This increase is primarily due to the acquisition of 1.2 million square feet during 2006, as well as depreciation expense on capital and tenant improvements acquired during 2006.
General and Administrative Expense: General and administrative expense consisted of the following expenses (in thousands):

	For the Three Months Ended
	March 31,		Increase
	2007	2006	(Decrease)
Compensation expense	$834	$774	7.8%
Stock compensation expense	363	422	(14.0%)
Professional fees	168	179	(6.1%)
Investor services	126	61	106.6%
Other expenses	211	214	1.4%

	$1,702	$1,650	3.2%

For the three months ended March 31, 2007, general and administrative costs have increased $52,000 or 3.2% over the same period in 2006. The primary cause of the increase is due to investor service costs related to the redemption of preferred stock and higher rating agency fees. Stock compensation expense for the three months ended March 31, 2007 was reduced by approximately $290,000 due to an employee resignation.
Interest and Other Income: Interest and other income reflect earnings on cash balances in addition to miscellaneous income items. Interest income was $1.8 million for the three months ended March 31, 2007 compared to $2.0 million for the same period in 2006. The decrease is attributable to higher cash balances during 2006 offset by higher effective interest rates in 2007. Average cash balances and effective interest rates for the three months ended March 31, 2007 were approximately $138.6 million and 5.2%, respectively, compared to $180.2 million and 4.4%, respectively, for the same period in 2006.
Interest Expense: Interest expense was $1.1 million for the three months ended March 31, 2007 compared to $513,000 for the same period in 2006. The increase is primarily attributable to the mortgages assumed in connection with the purchase of Meadows Corporate Park in Silver Spring, Maryland and Wellington Commerce Park and Boca Commerce Park in Palm Beach County, Florida during 2006.

Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $3.6 million ($1.6 million allocated to preferred unit holders and $2.0 million allocated to common unit holders) for the three months ended March 31, 2007 compared to $4.5 million ($2.8 million allocated to preferred unit holders and $1.7 million allocated to common unit holders) for the same period in 2006. The reduction was primarily due to the reduction of higher rate preferred units.
Liquidity and Capital Resources
Cash and cash equivalents increased slightly by $92,000 from $66.3 million at December 31, 2006 to $66.4 million at March 31, 2007.
Net cash provided by operating activities for the three months ended March 31, 2007 and 2006 was $47.9 million and $42.7 million, respectively. The increase in cash provided by operating activities was primarily the result of a $3.9 million increase in total net operating income derived from the Company’s real estate. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital improvements and debt service requirements and distributions to shareholders in addition to providing additional cash for future growth, debt repayment, and preferred equity redemptions.
Net cash used in investing activities was $121.2 million and $71.4 million for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, the Company paid $113.8 million in cash for two properties acquired in Washington and California and incurred capital expenditures of $7.4 million. For the three months ended March 31, 2006, the Company paid $68.5 million in cash for a property acquired in Maryland, incurred capital expenditures of $5.7 million and received $2.8 million from the disposition of real estate for properties sold at MICC.
Net cash provided by financing activities was $73.4 million for the three months ended March 31, 2007 compared to cash used in financing activities of $34.2 million for the three months ended March 31, 2006. The change of $107.6 million is primarily an increase of $151.2 million in net proceeds from issuance of preferred equity and a decrease in repurchase of common stock of $11.7 million offset by the redemption of $50.0 million of preferred equity and the repayment of a mortgage note payable of $5.0 million.
The Company focuses on retaining as much cash as possible for reinvestment into the Company as we believe that this provides the Company with the greatest level of financial flexibility. During the three months ended March 31, 2007 and 2006 the Company generated approximately $14.5 million and $13.4 million, respectively, of retained cash. The Company defines retained cash as funds from operations less recurring capital expenditures, distributions and other non-cash adjustments. With an objective of retaining the greatest amount of cash as possible, the Company is focused on minimizing taxable income which determines the level of common distributions required in a calendar year. Taxable income is a function of many factors which include, among others, the Company’s operating income, acquisition activity and preferred distributions. As the Company continues to grow as a function of improving operating fundamentals and acquisitions, combined with the refinancing of over $366 million of high rate preferred equity, taxable income has and will likely continue to increase, requiring increased distributions to the Company’s common shareholders. Subsequent to March 31, 2007, the Company increased its quarterly dividend from $0.29 per common share to $0.44 per common share. This was the first increase in the Company’s dividend since 2001 and will increase quarterly distributions by approximately $4.3 million per quarter. With retained cash of $14.5 million during the three months ended March 31, 2007, the Company believes it has sufficient cash flow to cover the increased dividend. Going forward, the Company will continue to monitor its taxable income and the corresponding dividend requirements.
The Company’s capital structure is characterized by a low level of leverage. As of March 31, 2007, the Company had six fixed rate mortgages totaling $61.7 million, which represented 2.1% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding mortgages and (3) the total number of common shares and common units outstanding at March 31, 2007 multiplied by the closing price of the stock on that date. The weighted average interest rate for the mortgages is approximately 5.94% per annum. The Company had approximately 7.6% of its properties, in terms of net book value, encumbered at March 31, 2007.
In August of 2005, the Company modified the terms of its line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100.0 million and matures on August 1, 2008. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.50% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.65%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $450,000 which will be amortized over the life of the Credit Facility. The Company had no balance outstanding as of March 31, 2007 or December 31, 2006.
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
FFO for the Company is computed as follows (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Net income allocable to common shareholders	$5,923	$5,062
Gain on disposition of real estate	—	(711)
Depreciation and amortization	21,640	20,612
Minority interest in income — common units	2,030	1,724

Consolidated FFO allocable to common shareholders and minority interests	29,593	26,687
FFO allocated to minority interests — common units	(7,546)	(6,779)

FFO allocated to common shareholders	$22,047	$19,908

FFO allocated to common shareholders and minority interests for the three months ended March 31, 2007, increased 10.9% from the same period in 2006. The increase in FFO is primarily due to an increase in net operating income partially offset by an increase in interest expense and preferred distributions.
Capital Expenditures: During the three months ended March 31, 2007 and 2006, the Company incurred approximately $7.3 million and $5.1 million, respectively, in recurring capital expenditures or $0.39 and $0.29 per weighted average square foot owned, respectively. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. The increase per square foot was due to timing of capital incurred in the first quarter of 2007 compared to 2006. The following table shows total capital expenditures for the stated periods (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Recurring capital expenditures	$7,295	$5,058
Property renovations and other capital expenditures	127	656

Total capital expenditures	$7,422	$5,714

Stock Repurchase: The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 4.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Since inception of the program through March 31, 2007, the Company has repurchased an aggregate of 3.3 million shares of common stock at an aggregate cost of approximately $102.6 million (average cost of $31.18 per share). During the three months ended March 31, 2006, the Company repurchased 225,000 shares of common stock at a cost of $11.7 million. No shares were repurchased during the three months ended March 31, 2007.

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
Related Party Transactions: At March 31, 2007, PSI and its affiliates owned 25.4% of the outstanding shares of the Company’s common stock and 25.5% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PSI would own 44.4% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PSI. Harvey Lenkin is a Director of both the Company and PSI.
Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PSI and affiliated entities for certain administrative services, which are allocated among PSI and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled approximately $80,000 for the three months ended March 31, 2007 and 2006. In addition, the Company provides property management services for properties owned by PSI and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled approximately $183,000 and $149,000 for each of the three months ended March 31, 2007 and 2006, respectively. In December, 2006, PSI also began providing property management services for the mini storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contracts with PSI totaled approximately $12,000 for the three months ended March 31, 2007.
Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.
Contractual Obligations: The Company is scheduled to pay cash dividends of approximately $58.0 million per year on its preferred equity outstanding as of March 31, 2007. Dividends are paid when and if declared by the Company’s Board of Directors and accumulated if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At March 31, 2007, the Company’s debt as a percentage of shareholders’ equity and minority interest (based on book values) was 4.2%.
The Company’s market risk sensitive instruments at March 31, 2007 include mortgage notes payable of $61.7 million and the Company’s Credit Facility. All of the Company’s mortgage notes payable bear interest at fixed rates. At March 31, 2007, the Company had no balance outstanding under its Credit Facility. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable and line of credit as of March 31, 2007. Based on borrowing rates currently available to the Company, combined with the amount of fixed rate debt financing, the difference between the carrying amount of debt and its fair value is insignificant.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2007, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 10 to the Consolidated Financial Statements in this Form 10-Q regarding legal proceedings is incorporated by reference in this Item 1.
ITEM 1A. RISK FACTORS
In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating our company and our business.
PSI has significant influence over us.
At March 31, 2007, PSI and its affiliates owned 25.4% of the outstanding shares of the Company’s common stock and 25.5% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PSI would own 44.4% of the outstanding shares of the

Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PSI. Harvey Lenkin is a Director of both the Company and PSI. Consequently, PSI has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the Operating Partnership. PSI’s interest in such matters may differ from other shareholders. In addition, PSI’s ownership may make it more difficult for another party to take over our company without PSI’s approval.
Provisions in our organizational documents may prevent changes in control.
Our articles generally prohibit owning more than 7% of our shares: Our articles of incorporation restrict the number of shares that may be owned by any other person, and the partnership agreement of our Operating Partnership contains an anti-takeover provision. No shareholder (other than PSI and certain other specified shareholders) may own more than 7% of the outstanding shares of our common stock, unless our board of directors waives this limitation. We imposed this limitation to avoid, to the extent possible, a concentration of ownership that might jeopardize our ability to qualify as a REIT. This limitation, however, also makes a change of control much more difficult (if not impossible) even if it may be favorable to our public shareholders. These provisions will prevent future takeover attempts not approved by PSI even if a majority of our public shareholders consider it to be in their best interests because they would receive a premium for their shares over market value or for other reasons.
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
Summary of real estate risks: We own and operate commercial properties and are subject to the risks of owning real estate generally and commercial properties in particular. These risks include:
•	the national, state and local economic climate and real estate conditions, such as oversupply of or reduced demand for space and changes in market rental rates;

•	how prospective tenants perceive the attractiveness, convenience and safety of our properties;

•	our ability to provide adequate management, maintenance and insurance;

•	our ability to collect rent from tenants on a timely basis;

•	the expense of periodically renovating, repairing and reletting spaces;

•	environmental issues;

•	compliance with the Americans with Disabilities Act and other federal, state and local laws and regulations;

•	increasing operating costs, including real estate taxes, insurance and utilities, if these increased costs cannot be passed through to tenants;

•	changes in tax, real estate and zoning laws;

•	increase in new commercial properties in our market;

•	tenant defaults and bankruptcies;

•	tenant’s right to sublease space; and

•	concentration of properties leased to non-rated private companies.

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
We may encounter significant delays and expense in reletting vacant space, or we may not be able to relet space at existing rates, in each case resulting in losses of income: When leases expire, we will incur expenses in retrofitting space and we may not be able to re-lease the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. Our properties as of March 31, 2007 generally have lower vacancy rates than the average for the markets in which they are located and leases accounting for 13.8% of our annual rental income expire in 2007 and 22.8% in 2008. While we have estimated our cost of renewing leases that expire in 2007 and 2008, our estimates could be wrong. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.
Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty in collecting from tenants in default, particularly if they declare bankruptcy. This could affect our cash flow and distributions to shareholders. Since many of our tenants are non-rated private companies, this risk may be enhanced. While the Company historically has experienced a low level of write-offs due to bankruptcy, there is inherent uncertainty in a tenant’s ability to continue paying rent if they are in bankruptcy. As previously disclosed, a tenant occupying approximately 134,000 square feet defaulted on its lease during the first quarter. Subsequent to March 31, 2007, the tenant cured their default. The Company will continue to monitor the tenant closely and reserve all related receivables. As of March 31, 2007, the Company had approximately 32,000 square feet occupied by a tenant that is protected by the U.S. Bankruptcy Code. In addition, subsequent to March 31, 2007, a tenant occupying approximately 5,000 square feet filed for bankruptcy protection. Given the historical uncertainty of such a tenant’s ability to meet its lease obligations, we will continue to reserve any income that would have been realized on a straight-line basis. Several other tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.
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
Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. At March 31, 2007, PSI and its affiliates owned 25.4% of the outstanding shares of the Company’s common stock and 25.5% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PSI would own 44.4% of the outstanding shares of the Company’s common stock. These shares, as well as shares of common stock held by certain other significant stockholders, are eligible to be sold in the public market, subject to compliance with applicable securities laws.
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
During the first three months of 2007, there were no shares of the Company’s common stock repurchased. As of March 31, 2007, the Company has 1,207,789 shares available for purchase under the program. See Note 9 to the consolidated financial statements for additional information on repurchases of equity securities.

ITEM 6. EXHIBITS

Exhibits

Exhibit 3.1	Certificate of Determination of Preferences of 6.70% Series P Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated January 9, 2007 and incorporated herein by reference.

Exhibit 3.2	Certificate of Determination of Preferences of 6.55% Series Q Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated March 16, 2007 and incorporated herein by reference.

Exhibit 4.1	Deposit Agreement Relating to 6.70% Cumulative Preferred Stock, Series P of PS Business Parks, Inc., dated as of January 9, 2007. Filed with Registrant’s Current Report on Form 8-K dated January 9, 2007 and incorporated herein by reference.

Exhibit 4.2	Specimen Stock Certificate for Registrant’s 6.70% Cumulative Preferred Stock, Series P. Filed with Registrant’s Current Report on Form 8-K dated January 9, 2007 and incorporated herein by reference.

Exhibit 4.3	Registration Rights Agreement, dated as of March 12, 2007, by and between the Company and GSEP 2006 Realty Corp. Filed with Registrant’s Current Report on Form 8-K dated March 16, 2007 and incorporated herein by reference.

Exhibit 10.1	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 6.70% Series P Cumulative Redeemable Preferred Units, dated as of January 9, 2007. Filed with Registrant’s Annual Report on Form 10-K dated February 27, 2007 and incorporated by reference herein.

Exhibit 10.2	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 6.55% Series Q Cumulative Redeemable Preferred Units, dated as of March 12, 2007. Filed with Registrant’s Current Report on Form 8-K dated March 16, 2007 and incorporated herein by reference.

Exhibit 10.3	Contribution Agreement among the Registrant, PS Business Parks, L.P., GSEP 2006 Realty Corp. and Goldman Sachs 2006 Exchange Place Fund, L.P. Filed herewith.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2007

PS BUSINESS PARKS, INC.
BY:	/s/ Edward A. Stokx
Edward A. Stokx
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 3.1	Certificate of Determination of Preferences of 6.70% Series P Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated January 9, 2007 and incorporated herein by reference.

Exhibit 3.2	Certificate of Determination of Preferences of 6.55% Series Q Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated March 16, 2007 and incorporated herein by reference.

Exhibit 4.1	Deposit Agreement Relating to 6.70% Cumulative Preferred Stock, Series P of PS Business Parks, Inc., dated as of January 9, 2007. Filed with Registrant’s Current Report on Form 8-K dated January 9, 2007 and incorporated herein by reference.

Exhibit 4.2	Specimen Stock Certificate for Registrant’s 6.70% Cumulative Preferred Stock, Series P. Filed with Registrant’s Current Report on Form 8-K dated January 9, 2007 and incorporated herein by reference.

Exhibit 4.3	Registration Rights Agreement, dated as of March 12, 2007, by and between the Company and GSEP 2006 Realty Corp. Filed with Registrant’s Current Report on Form 8-K dated March 16, 2007 and incorporated herein by reference.

Exhibit 10.1	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 6.70% Series P Cumulative Redeemable Preferred Units, dated as of January 9, 2007. Filed with Registrant’s Annual Report on Form 10-K dated February 27, 2007 and incorporated by reference herein.

Exhibit 10.2	Amendment to Agreement of Limited Partnership of PS Business Parks L.P. Relating to 6.55% Series Q Cumulative Redeemable Preferred Units, dated as of March 12, 2007. Filed with Registrant’s Current Report on Form 8-K dated March 16, 2007 and incorporated herein by reference.

Exhibit 10.3	Contribution Agreement among the Registrant, PS Business Parks, L.P., GSEP 2006 Realty Corp. and Goldman Sachs 2006 Exchange Place Fund, L.P. Filed herewith.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.