Form 10-Q
period 2007-09-30
PS BUSINESS PARKS INC/CA
filed 2007-11-07
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
As of October 31, 2007, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 21,348,963.

PS BUSINESS PARKS, INC.
INDEX

PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$56,725	$66,282
Real estate facilities, at cost:
Land	494,849	439,777
Buildings and equipment	1,471,564	1,353,442

	1,966,413	1,793,219
Accumulated depreciation	(513,177)	(441,336)

	1,453,236	1,351,883
Land held for development	7,869	9,011

	1,461,105	1,360,894
Rent receivable	2,049	2,080
Deferred rent receivable	21,943	21,454
Other assets	8,129	12,154

Total assets	$1,549,951	$1,462,864

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accrued and other liabilities	$46,688	$42,394
Preferred stock called for redemption	—	50,000
Mortgage notes payable	61,064	67,048

Total liabilities	107,752	159,442
Minority interests:
Preferred units	94,750	82,750
Common units	160,924	165,469
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 28,650 and 22,900 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	716,250	572,500
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,348,771 and 21,311,005 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	213	213
Paid-in capital	396,613	398,048
Cumulative net income	535,555	483,403
Cumulative distributions	(462,106)	(398,961)

Total shareholders’ equity	1,186,525	1,055,203

Total liabilities and shareholders’ equity	$1,549,951	$1,462,864

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$68,530	$61,695	$200,929	$179,608
Facility management fees	177	147	542	442

Total operating revenues	68,707	61,842	201,471	180,050

Expenses:
Cost of operations	21,204	19,213	62,665	55,354
Depreciation and amortization	25,285	22,184	71,841	63,720
General and administrative	2,124	1,742	5,938	5,264

Total operating expenses	48,613	43,139	140,444	124,338

Other income and expenses:
Interest and other income	1,151	1,884	4,141	5,457
Interest expense	(1,009)	(628)	(3,128)	(1,658)

Total other income and expenses	142	1,256	1,013	3,799

Income from continuing operations before minority interests	20,236	19,959	62,040	59,511

Minority interests in continuing operations:
Minority interest in income — preferred units Distributions to preferred unit holders	(1,752)	(2,672)	(5,103)	(8,234)
Redemption of preferred operating partnership units	—	(1,366)	—	(1,366)
Minority interest in income — common units	(1,461)	(1,185)	(4,785)	(3,850)

Total minority interests in continuing operations	(3,213)	(5,223)	(9,888)	(13,450)

Income from continuing operations	17,023	14,736	52,152	46,061

Discontinued operations:
Loss from discontinued operations	—	—	—	(125)
Gain on disposition of real estate	—	—	—	2,328
Minority interest in income attributable to discontinued operations — common units	—	—	—	(560)

Income from discontinued operations	—	—	—	1,643

Net income	17,023	14,736	52,152	47,704

Net income allocable to preferred shareholders:
Preferred stock distributions	12,756	11,258	38,181	33,111
Redemption of preferred stock	—	—	—	1,658

Total preferred stock distributions	12,756	11,258	38,181	34,769

Net income allocable to common shareholders	$4,267	$3,478	$13,971	$12,935

Net income per common share — basic:
Continuing operations	$0.20	$0.16	$0.65	$0.53
Discontinued operations	$—	$—	$—	$0.08
Net income	$0.20	$0.16	$0.65	$0.61

Net income per common share — diluted:
Continuing operations	$0.20	$0.16	$0.64	$0.52
Discontinued operations	$—	$—	$—	$0.08
Net income	$0.20	$0.16	$0.64	$0.60

Weighted average common shares outstanding:
Basic	21,345	21,290	21,332	21,345

Diluted	21,616	21,599	21,670	21,630

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited, in thousands, except share data)

								Total
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity
Balances at December 31, 2006	22,900	$572,500	21,311,005	$213	$398,048	$483,403	$(398,961)	$1,055,203
Issuance of preferred stock, net of costs	5,750	143,750	—	—	(4,183)	—	—	139,567
Exercise of stock options	—	—	14,600	—	479	—	—	479
Stock compensation	—	—	23,166	—	1,911	—	—	1,911
Shelf registration	—	—	—	—	(88)	—	—	(88)
Net income	—	—	—	—	—	52,152	—	52,152
Distributions:
Preferred stock	—	—	—	—	—	—	(38,181)	(38,181)
Common stock	—	—	—	—	—	—	(24,964)	(24,964)
Adjustment to minority interests underlying ownership	—	—	—	—	446	—	—	446

Balances at September 30, 2007	28,650	$716,250	21,348,771	$213	$396,613	$535,555	$(462,106)	$1,186,525

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months
	Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$52,152	$47,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	71,841	63,747
In-place lease adjustment	(53)	172
Lease incentives net of tenant improvement reimbursements	96	387
Amortization of mortgage premium	(184)	—
Minority interest in income	9,888	14,010
Gain on disposition of real estate	—	(2,328)
Stock compensation expense	2,746	2,007
Decrease (increase) in receivables and other assets	3,057	(3,370)
Increase in accrued and other liabilities	926	4,123

Total adjustments	88,317	78,748

Net cash provided by operating activities	140,469	126,452

Cash flows from investing activities:
Capital improvements to real estate facilities	(30,118)	(25,459)
Acquisition of real estate facilities	(138,936)	(108,237)
Proceeds from disposition of real estate facilities	—	7,714
Insurance proceeds from casualty loss	—	500

Net cash used in investing activities	(169,054)	(125,482)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(850)	(565)
Repayment of mortgage note payable	(4,950)	—
Net proceeds from the issuance of preferred units	11,665	—
Net proceeds from the issuance of preferred stock	139,567	92,557
Exercise of stock options	479	843
Shelf registration costs	(88)	—
Repurchase of common stock	—	(16,117)
Redemption of preferred units	—	(53,000)
Redemption of preferred stock	(50,000)	(65,850)
Distributions paid to preferred shareholders	(38,181)	(33,357)
Distributions paid to minority interests — preferred units	(5,103)	(8,234)
Distributions paid to common shareholders	(24,964)	(18,538)
Distributions paid to minority interests — common units	(8,547)	(6,356)

Net cash provided by (used in) financing activities	19,028	(108,617)

Net decrease in cash and cash equivalents	(9,557)	(107,647)
Cash and cash equivalents at the beginning of the period	66,282	200,447

Cash and cash equivalents at the end of the period	$56,725	$92,800

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

Supplemental schedule of non cash investing and financing activities:
Adjustment to minority interest to underlying ownership:
Minority interest — common units	$(781)	$(1,812)
Paid-in capital	$781	$1,812
Effect of EITF Topic D-42:
Cumulative distributions	$—	$(1,658)
Minority interest — common units	$—	$(1,366)
Paid-in capital	$—	$3,024
Mortgage note payable assumed in property acquisition:
Real estate facilities	$—	$(17,939)
Mortgage notes payable	$—	$17,939
See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
1.	Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of September 30, 2007, PSB owned approximately 74.5% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units are owned by Public Storage (“PS”) and its affiliates. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties containing commercial and industrial rental space. As of September 30, 2007, the Company owned and operated approximately 19.6 million rentable square feet of commercial space located in eight states. The Company also manages approximately 1.4 million rentable square feet on behalf of PS and its affiliated entities.

2.	Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Allowance for doubtful accounts

We monitor the collectibility of our receivable balances, including the deferred rent receivable, on an on-going basis. Based on these reviews, we maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on our consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $300,000 at September 30, 2007 and December 31, 2006.

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

Intangible assets/liabilities

Intangible assets and liabilities include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above and below-market lease values (included in other assets and accrued liabilities in the accompanying consolidated balance sheet) are amortized, net, to rental income over the remaining non-cancelable terms of the respective leases. The Company amortized $44,000 and $60,000 of intangible assets and liabilities resulting from the above and below market lease values during the three months ended September 30, 2007 and 2006, respectively. Amortization was $53,000 and $172,000 for each of the nine months ended September 30, 2007 and 2006, respectively. As of September 30,

2007, the value of in-place leases resulted in a net intangible asset of $479,000, net of $713,000 of accumulated amortization, and a net intangible liability of $1.1 million, net of $232,000 of accumulated amortization. As of December 31, 2006 the value of in-place leases resulted in a net intangible asset of $656,000, net of $535,000 of accumulated amortization.

Evaluation of asset impairment

The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying amount. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition. Assets held for disposition are reported at the lower of their carrying amount or fair value, less cost of disposition. At September 30, 2007, the Company did not consider any assets to be impaired.

Stock-based compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method, which did not have a material impact on the results of operations or the financial position of the Company. See Note 11.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net income allocable to common shareholders	$4,267	$3,478	$13,971	$12,935

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	21,345	21,290	21,332	21,345
Net effect of dilutive stock compensation — based on treasury stock method using average market price	271	309	338	285

Diluted weighted average common shares outstanding	21,616	21,599	21,670	21,630

Net income per common share — Basic	$0.20	$0.16	$0.65	$0.61

Net income per common share — Diluted	$0.20	$0.16	$0.64	$0.60

Options to purchase approximately 52,000 and 32,000 shares for the three and nine months ended September 30, 2007, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive. No options to purchase shares were considered anti-dilutive for the three months ended September 30, 2006. Options to purchase approximately 20,000 shares for the nine months ended September 30, 2006 were not included in the computation of diluted net income per share because such options were considered anti-dilutive.

Segment reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2006 in order to conform to the 2007 presentation.

3.	Real estate facilities

The activity in real estate facilities for the nine months ended September 30, 2007 is as follows (in thousands):

			Accumulated
	Land	Buildings	Depreciation	Total
Balances at December 31, 2006	$439,777	$1,353,442	$(441,336)	$1,351,883
Acquisition of real estate	53,930	88,004	—	141,934
Capital improvements, net	—	30,118	—	30,118
Depreciation expense	—	—	(71,841)	(71,841)
Transfer from land held for development	1,142	—	—	1,142

Balances at September 30, 2007	$494,849	$1,471,564	$(513,177)	$1,453,236

On August 3, 2007, the Company acquired Fair Oaks Corporate Center, a 125,000 square foot multi-tenant office park located in Fairfax, Virginia, for $25.4 million, including transaction costs.

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

In determining the fair value of the tangible assets of the acquired properties, management considers the value of the properties as if vacant as of the acquisition date. Management must make significant assumptions in determining the value of assets and liabilities acquired. Using different assumptions in the allocation of the purchase cost of the acquired properties would affect the timing of recognition of the related revenue and expenses. Amounts allocated to land are derived from comparable sales of land within the same region. Amounts allocated to buildings and improvements, tenant improvements and unamortized leasing commissions are based on current market replacement costs and other market rate information. The amount allocated to acquired in-place leases is determined based on management’s assessment of current market conditions and the estimated lease-up periods for the respective spaces.

The following table summarizes the assets and liabilities acquired during the nine months ended September 30, (in thousands):

	2007	2006
Land	$53,930	$34,289
Buildings	88,004	92,069
In-place leases	(1,357)	433

Total purchase price	140,577	126,791
Loan assumed	—	(17,939)
Net operating assets and liabilities acquired	(1,641)	(615)

Total cash paid	$138,936	$108,237

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

In the first quarter of 2006, the Company sold three assets previously classified as properties held for disposition. In February, 2006 the Company sold 10,100 square feet located at MICC for a gross sales price of approximately $1.2 million resulting in a gain of $333,000. In addition, in March, 2006, the Company sold two additional units aggregating 15,200 square feet at MICC for an aggregate gross sales price of $1.7 million resulting in a gain of $378,000.

Included in the consolidated statements of income are cost of operations and depreciation of $98,000 and $27,000, respectively, reported as discontinued operations for properties sold during the nine months ended September 30, 2006.

4.	Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to ten years. Future minimum rental income, excluding reimbursement of expenses, as of September 30, 2007 under these leases is as follows (in thousands):

2007	$55,862
2008	198,958
2009	149,179
2010	106,395
2011	72,201
Thereafter	111,087

$693,682

In addition to minimum rental payments, tenants reimburse the Company for their pro rata share of specified operating expenses, which amounted to $11.7 million and $8.7 million for the three months ended September 30, 2007 and 2006, respectively and $33.5 million and $23.9 million for the nine months ended September 30, 2007 and 2006, respectively. These amounts are included as rental income and cost of operations in the accompanying consolidated statements of income.

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

In August of 2005, the Company modified the terms of its line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100.0 million and matures on August 1, 2008. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.50% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.65%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $450,000 which will be amortized over the life of the Credit Facility. The Company had no balance outstanding as of September 30, 2007 or December 31, 2006. The Credit Facility requires the Company to meet certain covenants and the Company was in compliance with all such covenants at September 30, 2007.

6.	Mortgage notes payable

Mortgage notes consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
7.29% mortgage note, principal and interest payable monthly, due February, 2009	$5,366	$5,490
5.73% mortgage note, principal and interest payable monthly, due March, 2013	14,571	14,743
6.15% mortgage note, principal and interest payable monthly, due November, 2031 (1)	17,453	17,759
5.52% mortgage note, principal and interest payable monthly, due May, 2013	10,327	10,483
5.68% mortgage note, principal and interest payable monthly, due May, 2013	10,334	10,486
5.61% mortgage note, principal and interest payable monthly, due January, 2011 (2)	3,013	3,085
8.19% mortgage note, principal and interest payable monthly, repaid March, 2007	—	5,002

	$61,064	$67,048

(1)	Mortgage note of $16.6 million has a stated interest rate of 7.20%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 6.15%. The unamortized premium as of September 30, 2007 was $881,000. This mortgage is repayable without penalty beginning November, 2011.

(2)	Mortgage note of $2.8 million has a stated interest rate of 7.61%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 5.61%. The unamortized premium as of September 30, 2007 was $212,000.
At September 30, 2007, principal maturities of mortgage notes payable are as follows (in thousands):

2007	$338
2008	1,396
2009	6,442
2010	1,376
2011	19,428
Thereafter	32,084

$61,064

7.	Minority interests

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

At September 30, 2007, there were 7,305,355 common units owned by PS and its affiliates, which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at September 30, 2007, the minority interest units would convert into approximately 25.5% of the common shares outstanding. Combined with PS’s common stock ownership, on a fully converted basis, PS has a combined ownership of approximately 44.4% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest, and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests’ equity in the Company.

Preferred partnership units

Through the Operating Partnership, the Company has the following preferred units outstanding as of September 30, 2007 and December 31, 2006 (in thousands):

		Earliest
		Potential		September 30, 2007		December 31, 2006
		Redemption	Dividend	Units		Units
Series	Issuance Date	Date	Rate	Outstanding	Amount	Outstanding	Amount
Series G	October, 2002	October, 2007	7.950%	800	$20,000	800	$20,000
Series J	May & June, 2004	May, 2009	7.500%	1,710	42,750	1,710	42,750
Series N	December, 2005	December, 2010	7.125%	800	20,000	800	20,000
Series Q	March, 2007	March, 2012	6.550%	480	12,000	—	—

				3,790	$94,750	3,310	$82,750

During the first quarter of 2007, the Company completed a private placement of $12.0 million of preferred units through its operating partnership. The 6.550% Series Q Cumulative Redeemable Preferred Units are non-callable for five years and have no mandatory redemption.

On September 21, 2006 the Company redeemed 2.1 million units of its 9.250% Series E Cumulative Redeemable Preferred Units for $53.0 million. The Company reported the excess of the redemption amount over the carrying amount, $1.4 million, as an additional allocation of net income to preferred unit holders and a corresponding reduction of net income allocable to common shareholders and common unit holders for the three and nine months ended September 30, 2006.

The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of September 30, 2007, the Company had $2.7 million of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.

8.	Related party transactions

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $76,000 and $80,000 for the three months ended September 30, 2007 and 2006, respectively and $227,000 and $240,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

The property management contract with PS is for a seven year term with the term being automatically extended one year on each anniversary. At any time, either party may notify the other that the contract is not to be extended, in which case the contract will expire on the first anniversary of its then scheduled expiration date. For PS affiliate owned properties, PS can cancel the property management contract upon 60 days notice while the Operating Partnership can cancel upon seven years notice. Management fee revenues under these contracts were $177,000 and $147,000 for the three months ended September 30, 2007 and 2006, respectively and $542,000 and $442,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

Both the Company and PS can cancel the property management contract upon 60 days notice. Management fee expense under the contract was approximately $11,000 and $35,000 for the three and nine months ended September 30, 2007, respectively.

At September 30, 2007, the Company has amounts due to PS of $204,000 for these contracts, as well as for certain operating expenses, compared to amounts due from PS of $871,000 at December 31, 2006.

9.	Shareholders’ equity

Preferred stock

As of September 30, 2007 and December 31, 2006, the Company had the following preferred stock outstanding (in thousands, except share data):

		Earliest
		Potential		September 30, 2007		December 31, 2006
		Redemption	Dividend	Shares		Shares
Series	Issuance Date	Date	Rate	Outstanding	Amount	Outstanding	Amount
Series H	January & October, 2004	January, 2009	7.000%	8,200	$205,000	8,200	$205,000
Series I	April, 2004	April, 2009	6.875%	3,000	75,000	3,000	75,000
Series K	June, 2004	June, 2009	7.950%	2,300	57,500	2,300	57,500
Series L	August, 2004	August, 2009	7.600%	2,300	57,500	2,300	57,500
Series M	May, 2005	May, 2010	7.200%	3,300	82,500	3,300	82,500
Series O	June & August, 2006	June, 2011	7.375%	3,800	95,000	3,800	95,000
Series P	January, 2007	January, 2012	6.700%	5,750	143,750	—	—
Series F	January, 2002	January, 2007	8.750%	—	—	2,000	50,000

				28,650	$716,250	24,900	$622,500

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

The Company recorded $12.8 million and $11.3 million in distributions to its preferred shareholders for the three months ended September 30, 2007 and 2006, respectively. The Company recorded $38.2 million and $34.8 million in distributions to its preferred shareholders for the nine months ended September 30, 2007 and 2006, respectively. The distributions for the nine months ended September 30, 2006 include $1.7 million of non-cash distributions related to EITF Topic D-42.

Holders of the Company’s preferred stock are not entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends. As of September 30, 2007, the Company had $23.7 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock

The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 4.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Since inception of the program through September 30, 2007, the Company has repurchased an aggregate of 3.3 million shares of common stock at an aggregate cost of $102.6 million (average cost of $31.18 per share). During the nine months ended September 30, 2006, the Company repurchased 309,100 shares of common stock at a cost of $16.1 million. No shares were repurchased during the nine months ended September 30, 2007.

The Company paid $9.4 million ($0.44 per common share) and $6.2 million ($0.29 per common share) for the three months ended September 30, 2007 and 2006, respectively and $25.0 million ($1.17 per common share) and $18.5 million ($0.87 per common share) for the nine months ended September 30, 2007 and 2006, respectively, in distributions to its common shareholders. Pursuant to restrictions imposed by the Credit Facility, distributions may not exceed 95% of funds from operations, as defined therein.

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method.

The weighted average grant date fair value of the options granted during the nine months ended September 30, 2007 and 2006 was $12.11 per share and $11.24 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the nine months ended September 30, 2007 and 2006, respectively; a dividend yield of 2.6% and 2.1%; expected volatility of 18.2% and 17.9%; expected life of five years; and risk-free interest rates of 4.5% and 4.9%.

The weighted average grant date fair value of restricted stock units granted during the nine months ended September 30, 2007 and 2006 was $67.88 and $55.15, respectively. The Company has calculated the fair value of each restricted stock unit grant using the market value on the date of grant.

At September 30, 2007, there were a combined total of 1.2 million options and restricted stock units authorized to grant. Information with respect to the 1997 Plan and 2003 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2006	588,971	$35.89
Granted	32,000	$68.90
Exercised	(14,600)	$32.84
Forfeited	(5,000)	$39.18

Outstanding at September 30, 2007	601,371	$37.69	5.63 Years	$11,969

Exercisable at September 30, 2007	409,771	$32.76	4.68 Years	$9,885

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2006	227,200	$48.88
Granted	47,300	$67.88
Vested	(28,623)	$40.48
Forfeited	(16,550)	$48.69

Nonvested at September 30, 2007	229,327	$53.86

Included in the Company’s consolidated statements of income for the three months ended September 30, 2007 and 2006, was $137,000 and $127,000, respectively, in net stock option compensation expense related to stock options granted. Net stock option compensation expense for the nine months ended September 30, 2007 and 2006 was $470,000 and $400,000, respectively. Net compensation expense of $880,000 and $614,000 related to restricted stock units was recognized during the three months ended September 30, 2007 and 2006, respectively. Net compensation expense of $2.2 million and $1.6 million related to restricted stock units was recognized during the nine months ended September 30, 2007 and 2006, respectively.
As of September 30, 2007, there was $1.2 million of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 3.2 years. As of September 30, 2007, there was $8.3 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 3.6 years.
Cash received from stock option exercises was $479,000 and $843,000 for the nine months ended September 30, 2007 and 2006, respectively. The aggregate intrinsic value of the stock options exercised during the nine months ended September 30, 2007 and 2006 was $508,000 and $502,000, respectively.
During the nine months ended September 30, 2007, 28,623 restricted stock units vested; of this amount, 18,166 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the nine months ended September 30, 2007 was $1.9 million. During the nine months ended September 30, 2006, 21,500 restricted stock units vested; of this amount, 15,061 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the nine months ended September 30, 2006 was $1.2 million.
In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income for the three months ended September 30, 2007 and 2006, was $25,000 and $20,000, respectively and $76,000 and $41,000 for the nine months ended September 30, 2007 and 2006, respectively, in compensation expense. As of September 30, 2007 and 2006, there was $337,000 and $439,000, respectively, of unamortized compensation expense related to these shares. In May of 2006, the Company issued 5,000 shares to a director upon retirement with an aggregate fair value of $256,000. In April of 2007, the Company issued 5,000 shares to a director upon retirement with an aggregate fair value of $345,000.

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
Overview
The Company owns and operates approximately 19.6 million rentable square feet of flex, industrial and office properties located in eight states.
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
During the first nine months of 2007, the Company generally experienced solid and improving commercial real estate conditions throughout its portfolio. Markets experienced steady to improving demand with the Company having a greater ability throughout its portfolio to maintain or improve occupancy while raising rental rates in certain markets.
The Company successfully leased or re-leased 4.0 million square feet of space during the nine months ended September 30, 2007. The Company experienced relatively flat transaction costs compared to 2006. Net operating income for the nine months ended September 30, 2007 increased $14.0 million or 11.3% as compared to the nine months ended September 30, 2006. See further discussion of operating results below.
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
The amount allocated to acquired in-place leases is determined based on management’s assessment of current market conditions and the estimated lease-up periods for the respective spaces. The amount allocated to acquired in-place leases is included in deferred leasing costs and other related intangible assets in the balance sheet and amortized, net, to rental income over the remaining non-cancelable term of the respective leases.
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
Effect of Economic Conditions on the Company’s Operations:
Generally stable economic conditions in the United States were reflected in commercial real estate through the first nine months of 2007 as market conditions allowed for higher rental rates throughout the majority of the Company’s portfolio along with a continued reduction in rent concessions and tenant improvement allowances.
While the Company historically has experienced a low level of write-offs due to bankruptcy, there is inherent uncertainty in a tenant’s ability to continue paying rent if they are in bankruptcy. During the nine months ended September 30, 2007, a tenant occupying approximately 134,000 square feet defaulted on its lease. This customer has recently completed a restructuring of its ownership and has paid all past due amounts. We are working with the new ownership to reinstitute all other existing provisions of their lease. We anticipate this customer will restore full compliance of all other lease obligations in the fourth quarter of 2007. Several tenants have contacted us requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results. As of September 30, 2007, the Company has no tenants that are protected by the U.S. Bankruptcy Code.

Effect of Economic Conditions on the Company’s Primary Markets:
The Company’s operations are concentrated in 10 regions. Current market conditions for each region are summarized below. During the nine months ended September 30, 2007, rental rates on new and renewed leases within the Company’s portfolio increased an average of 6.8%. This change is based on comparisons to the most recent in-place rents prior to renewal or replacement. The Company has compiled the market occupancy information set forth below using third party reports for each respective market. The Company considers these sources to be reliable, but there can be no assurance that the information in these reports is accurate.
The Company owns approximately 4.0 million square feet in Southern California. This is one of the most stable regions in our portfolio as it continues to experience low and consistent levels of vacancy. The Company has modest exposure to the sub-prime lending industry primarily in Orange County, which has experienced the largest increase in market vacancy rates. Market vacancy rates have increased throughout Southern California for flex, industrial and office space, and range from 1.7% to 12.9%, depending on submarkets and product type. The Company’s vacancy rate in this region at September 30, 2007 was 5.4%.
The Company owns approximately 1.8 million square feet in Northern California with a concentration in Sacramento, the East Bay (Hayward and San Ramon) and Silicon Valley (San Jose). The vacancy rates in these submarkets stand at 13.4%, 20.9% and 15.5%, respectively. The Company’s vacancy rate in its Northern California portfolio at September 30, 2007 was 7.8%. Positively impacted by the growth and stability of the technology industry, Northern California increased rental rates over the past nine months.
The Company owns approximately 1.2 million square feet in Southern Texas, which consists of the Austin and Houston markets. The market vacancy rates are 6.4% in the Austin market and 10.6% in the Houston market. The Austin market has continued to experience a steady level of lease demand over the past nine months, which has enabled the Company to moderately increase rental rates on executed leases by 10.6% over in-place rents. Strong job growth in the Austin market positively impacted our portfolio, while the strong oil and gas industry has helped stabilize and improve the Houston market. The Company’s combined vacancy rate in Southern Texas at September 30, 2007 was 4.6%.
The Company owns approximately 1.7 million square feet in the Dallas Metroplex market. The market vacancy rate in Las Colinas, where most of the Company’s properties are located, is 10.2%. This market continues to improve due to job growth in Northern Texas. During 2007, modest new construction continued, which included both speculative construction, as well as owner-user construction. Despite the new construction, the Company has experienced a higher level of leasing activity over the past nine months, which increased both rental rates and occupancy levels. The Company’s vacancy rate in this region at September 30, 2007 was 11.7%.
The Company owns approximately 3.6 million square feet in South Florida. The Company acquired two assets in Palm Beach County at the end of 2006. Additionally, the Company owns Miami International Commerce Center (“MICC”) located in the Airport West submarket of Miami-Dade County. MICC is located less than one mile from the cargo entrance of the Miami International Airport, which is considered one of the most active ports in the Southeast. Leasing activity is strong, resulting in better than market occupancy. The market vacancy rates for Palm Beach County and Miami-Dade County are 9.5% and 6.2%, respectively, compared with a vacancy rate for the Company’s South Florida region of 3.3% at September 30, 2007.
The Company owns approximately 3.0 million square feet in the Northern Virginia submarket of Washington D.C., where the average market vacancy rate is 10.0%. During 2007, moderate construction of Class A buildings has had little impact on the Company’s portfolio. The amount of sublease space has increased during the year causing slow rental rate growth. The Company continues to be positively impacted by defense contractors. The Company’s vacancy rate in this market at September 30, 2007 was 5.0%.
The Company owns approximately 1.8 million square feet in the Maryland submarket of Washington D.C. The portfolio is primarily located in Montgomery County and Silver Spring. As expected, the business of the federal government, healthcare and life sciences has remained stable during the first nine months of 2007. The Company’s vacancy rate in this region at September 30, 2007 was 5.7% compared to 9.2% for the market as a whole.

The Company owns approximately 1.3 million square feet in the Beaverton submarket of Portland, Oregon. Due to recent trends in the sub-prime lending industry, the Company could have some exposure to limited rental rate increases and an increase in vacancy and rent concessions in this market. Rental rates were stable and increased a modest 2.6% over 2006 in-place rents. The market vacancy rate is 16.8%. The Company’s vacancy rate in this market was 13.8% at September 30, 2007.
The Company owns approximately 679,000 square feet in the Phoenix and Tempe submarkets of Arizona. Overall, the Arizona market has been characterized by modest growth with new construction continuing through 2007. Although average market rental rates have declined over the past several years as demand for space subsided, rental rates are up 8.6% over 2006 in-place rental rates. The market vacancy rate is 7.1%. The Company’s vacancy rate in this region at September 30, 2007 was 12.1%.
The Company owns approximately 521,000 square feet in the state of Washington. On February 16, 2007, the Company acquired Overlake Business Center, a 493,000 square foot multi-tenant office and flex business park located in Redmond, Washington. The commercial airline and technology industry continues to be strong, which impacts the market positively overall. During the nine months ended September 30, 2007, rental rates were up 1.4% over in-place rents and leasing volume has increased. The Company’s vacancy rate in this region at September 30, 2007 was 11.7% compared to 8.9% for the market as a whole.
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
On August 3, 2007, the Company acquired Fair Oaks Corporate Center, a 125,000 square foot multi-tenant office park located in Fairfax, Virginia, for $25.4 million, including transaction costs. The park, which was 99.2% leased at the time of acquisition, has 15 tenants in four separate single story buildings.
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
Concentration of Portfolio by Region:
Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables) from continuing operations are summarized for the three and nine months ended September 30, 2007 by major geographic region below. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them as well as the investor the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization has been excluded from these financial measures as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization is generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. The tables below reflect rental income, operating expenses and NOI from continuing operations for the three and nine months ended September 30, 2007 based on geographical concentration. The total of all regions is equal to the amount of rental income and cost of operations recorded by the Company in accordance with GAAP. As part of the tables below, we have shown the effect of depreciation and amortization on NOI. We have reconciled NOI to consolidated income from continuing operations before minority interests in the tables under “Results of Operations” below. The percent of totals by region reflects the actual contribution to rental income, cost of operations and NOI during the period from properties included in continuing operations (in thousands):
Three Months Ended September 30, 2007:

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,988	20.4%	$16,304	23.80%	$4,722	22.3%	$11,582	24.5%
Northern California	1,818	9.3%	5,666	8.3%	1,745	8.2%	3,921	8.3%
Southern Texas	1,161	6.0%	3,095	4.5%	1,314	6.2%	1,781	3.8%
Northern Texas	1,689	8.7%	3,766	5.5%	1,460	6.9%	2,306	4.9%
South Florida	3,597	18.4%	7,717	11.3%	2,201	10.4%	5,516	11.6%
Virginia	2,974	15.2%	13,805	20.1%	3,790	17.9%	10,015	21.2%
Maryland	1,770	9.1%	9,785	14.3%	2,861	13.5%	6,924	14.6%
Oregon	1,314	6.7%	4,543	6.6%	1,727	8.1%	2,816	5.9%
Arizona	679	3.5%	1,745	2.5%	711	3.3%	1,034	2.2%
Washington	521	2.7%	2,104	3.1%	673	3.2%	1,431	3.0%

Total before depreciation and amortization	19,511	100.0%	68,530	100.0%	21,204	100.0%	47,326	100.0%

Depreciation and amortization			—		25,285		(25,285)

Total			$68,530		$46,489		$22,041

Nine Months Ended September 30, 2007:

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,986	20.7%	$48,031	23.9%	$13,111	20.9%	$34,920	25.2%
Northern California	1,740	9.0%	16,342	8.1%	4,778	7.6%	11,564	8.4%
Southern Texas	1,161	6.0%	8,789	4.4%	3,909	6.2%	4,880	3.5%
Northern Texas	1,689	8.8%	11,100	5.5%	4,498	7.2%	6,602	4.8%
South Florida	3,597	18.6%	23,267	11.7%	7,244	11.6%	16,023	11.6%
Virginia	2,921	15.1%	39,977	19.9%	11,649	18.6%	28,328	20.5%
Maryland	1,770	9.2%	29,177	14.5%	8,903	14.2%	20,274	14.6%
Oregon	1,314	6.8%	13,960	6.9%	4,866	7.7%	9,094	6.6%
Arizona	679	3.5%	5,178	2.6%	2,170	3.5%	3,008	2.2%
Washington	438	2.3%	5,108	2.5%	1,537	2.5%	3,571	2.6%

Total before depreciation and amortization	19,295	100.0%	200,929	100.0%	62,665	100.0%	138,264	100.0%

Depreciation and amortization			—		71,841		(71,841)

Total			$200,929		$134,506		$66,423

Concentration of Credit Risk by Industry:
The information below depicts the industry concentration of our tenant base as of September 30, 2007. The Company analyzes this concentration to understand significant industry exposure risk.

Business Services	12.0%
Government	11.0%
Financial Services	10.2%
Contractors	9.8%
Computer Hardware, Software and Related Service	9.3%
Warehouse, Transportation and Logistics	8.7%
Health Services	6.9%
Retail	5.7%
Communications	5.4%
Home Furnishings	4.0%
Electronics	3.1%

86.1%

The information below depicts the Company’s top 10 customers by annual rents as of September 30, 2007 (in thousands):

			% of Total
Tenants	Square Footage	Annual Rents (1)	Annual Rents
U.S. Government	495	$11,646	4.3%
Kaiser Permanente	194	4,350	1.6%
County of Santa Clara	97	3,302	1.2%
Intel	214	2,374	0.9%
Wells Fargo	102	1,706	0.6%
Northrop Grumman	58	1,585	0.6%
AARP	102	1,562	0.6%
American Intercontinental University	75	1,310	0.5%
MCI	72	1,266	0.5%
Montgomery County Public Schools	47	1,221	0.4%

	1,456	$30,322	11.2%

(1) For leases expiring prior to December 31, 2007, annualized rental income represents income to be received under existing leases from September 30, 2007 through the date of expiration.

Three and Nine Months Ended September 30, 2007 Compared To Three and Nine Months Ended September 30, 2006
Results of Operations: Revenues increased $6.9 million for the three months ended September 30, 2007, over the same period in 2006 driven primarily by $4.9 million from assets acquired during 2006 and 2007 and $1.9 million as a result of improved occupancy and rental rates within the Company’s Same Park portfolio. Net income allocable to common shareholders for the three months ended September 30, 2007 was $4.3 million or $0.20 per diluted share compared to $3.5 million or $0.16 per diluted share for the same period in 2006. Revenues increased $21.4 million for the nine months ended September 30, 2007, over the same period in 2006 driven primarily by $16.1 million from assets acquired during 2006 and 2007 and $5.2 million as a result of improved occupancy and rental rates within the Company’s Same Park portfolio. Comparatively, the increase in Same Park revenue of $5.2 million was partially reduced by a $1.8 million bankruptcy settlement received during the first quarter of 2006. Net income allocable to common shareholders for the nine months ended September 30, 2007 was $14.0 million or $0.64 per diluted share compared to $12.9 million or $0.60 per diluted share for the same period in 2006. The increase in net income allocable to common shareholders for the three and nine months ended September 30, 2007 was primarily from an increase in income from continuing operations combined with a decrease in non-cash distributions associated with preferred equity distributions.
The following table presents the operating results of the Company’s properties for the three and nine months ended September 30, 2007 and 2006 in addition to other income and expense items affecting income from continuing operations. The Company breaks out Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot data):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
Rental income:
Same Park (17.5 million rentable square feet) (1)	$60,030	$58,097	3.3%	$177,855	$172,630	3.0%
Other Facilities (2.1 million rentable square feet) (2)	8,500	3,598	136.2%	23,074	6,978	230.7%

Total rental income	68,530	61,695	11.1%	200,929	179,608	11.9%

Cost of operations:
Same Park	18,273	18,063	1.2%	54,759	53,255	2.8%
Other Facilities	2,931	1,150	154.9%	7,906	2,099	276.7%

Total cost of operations	21,204	19,213	10.4%	62,665	55,354	13.2%

Net operating income (3):
Same Park	41,757	40,034	4.3%	123,096	119,375	3.1%
Other Facilities	5,569	2,448	127.5%	15,168	4,879	210.9%

Total net operating income	47,326	42,482	11.4%	138,264	124,254	11.3%

Other income and expenses:
Facility management fees	177	147	20.4%	542	442	22.6%
Interest and other income	1,151	1,884	(38.9%)	4,141	5,457	(24.1%)
Interest expense	(1,009)	(628)	60.7%	(3,128)	(1,658)	88.7%
Depreciation and amortization	(25,285)	(22,184)	14.0%	(71,841)	(63,720)	12.7%
General and administrative	(2,124)	(1,742)	21.9%	(5,938)	(5,264)	12.8%

Income from continuing operations before minority interest	$20,236	$19,959	1.4%	$62,040	$59,511	4.2%

Same Park gross margin (4)	69.6%	68.9%	1.0%	69.2%	69.2%	0.0%
Same Park weighted average for the period:
Occupancy	93.7%	93.9%	(0.2%)	93.5%	93.2%	0.3%
Annualized realized rent per square foot (5)	$14.65	$14.15	3.5%	$14.50	$14.12	2.7%

(1) See below for a definition of Same Park.
(2) Represents operating properties owned by the Company as of September 30, 2007 that are not included in Same Park.
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

Supplemental Market Data and Trends: In order to evaluate the performance of the Company’s overall portfolio over two given years, management analyzes the operating performance of a consistent group of properties owned and operated throughout both those years. The Company refers to those properties as the Same Park facilities. For the three and nine months ended September 30, 2007 and 2006, the Same Park facilities constitute 17.5 million rentable square feet, which includes all assets in continuing operations that the Company owned and operated from January 1, 2006 through September 30, 2007, representing approximately 89% of the total square footage of the Company’s portfolio for the nine months ended September 30, 2007.
Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables) from continuing operations are summarized for the three and nine months ended September 30, 2007 and 2006. The Company’s property operations account for substantially all of the net operating income earned by the Company. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.
The following tables summarize the Same Park operating results by major geographic region for the three and nine months ended September 30, 2007 and 2006. In addition, the tables reflect the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2006 and the impact of such is included in Other Facilities in the tables below (in thousands):
Three Months Ended September 30, 2007 and 2006:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	September 30,	September 30,	Increase	September 30,	September 30,	Increase	September 30,	September 30,	Increase
Region	2007	2006	(Decrease)	2007	2006	(Decrease)	2007	2006	(Decrease)
Southern California	$16,071	$15,506	3.6%	$4,603	$4,676	(1.6%)	$11,468	$10,830	5.9%
Northern California	4,880	4,488	8.7%	1,387	1,264	9.7%	3,493	3,224	8.3%
Southern Texas	3,095	2,652	16.7%	1,314	1,182	11.2%	1,781	1,470	21.2%
Northern Texas	3,766	3,432	9.7%	1,460	1,627	(10.3%)	2,306	1,805	27.8%
South Florida	6,419	6,283	2.2%	1,703	2,005	(15.1%)	4,716	4,278	10.2%
Virginia	12,879	12,741	1.1%	3,555	3,420	3.9%	9,324	9,321	0.0%
Maryland	6,549	6,386	2.6%	1,775	1,579	12.4%	4,774	4,807	(0.7%)
Oregon	4,543	4,719	(3.7%)	1,727	1,521	13.5%	2,816	3,198	(11.9%)
Arizona	1,745	1,823	(4.3%)	711	776	(8.4%)	1,034	1,047	(1.2%)
Washington	83	67	23.9%	38	13	192.3%	45	54	(16.7%)

Total Same Park	60,030	58,097	3.3%	18,273	18,063	1.2%	41,757	40,034	4.3%
Other Facilities	8,500	3,598	136.2%	2,931	1,150	154.9%	5,569	2,448	127.5%

Total before depreciation and amortization	68,530	61,695	11.1%	21,204	19,213	10.4%	47,326	42,482	11.4%
Depreciation and amortization	—	—	—	25,285	22,184	14.0%	(25,285)	(22,184)	14.0%

Total	$68,530	$61,695	11.1%	$46,489	$41,397	12.3%	$22,041	$20,298	8.6%

Nine Months Ended September 30, 2007 and 2006:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	September 30,	September 30,	Increase	September 30,	September 30,	Increase	September 30,	September 30,	Increase
Region	2007	2006	(Decrease)	2007	2006	(Decrease)	2007	2006	(Decrease)
Southern California	$47,379	$45,254	4.7%	$12,804	$12,900	(0.7%)	$34,575	$32,354	6.9%
Northern California	14,517	14,040	3.4%	4,047	3,656	10.7%	10,470	10,384	0.8%
Southern Texas	8,789	7,755	13.3%	3,909	3,406	14.8%	4,880	4,349	12.2%
Northern Texas	11,100	11,257	(1.4%)	4,498	4,565	(1.5%)	6,602	6,692	(1.3%)
South Florida	19,173	17,965	6.7%	5,765	6,199	(7.0%)	13,408	11,766	14.0%
Virginia	38,214	37,628	1.6%	11,183	10,706	4.5%	27,031	26,922	0.4%
Maryland	19,300	19,409	(0.6%)	5,431	4,965	9.4%	13,869	14,444	(4.0%)
Oregon	13,960	13,904	0.4%	4,866	4,655	4.5%	9,094	9,249	(1.7%)
Arizona	5,178	5,228	(1.0%)	2,170	2,123	2.2%	3,008	3,105	(3.1%)
Washington	245	190	28.9%	86	80	7.5%	159	110	44.5%

Total Same Park	177,855	172,630	3.0%	54,759	53,255	2.8%	123,096	119,375	3.1%
Other Facilities	23,074	6,978	230.7%	7,906	2,099	276.7%	15,168	4,879	210.9%

Total before depreciation and amortization	200,929	179,608	11.9%	62,665	55,354	13.2%	138,264	124,254	11.3%
Depreciation and amortization	—	—	—	71,841	63,720	12.7%	(71,841)	(63,720)	12.7%

Total	$200,929	$179,608	11.9%	$134,506	$119,074	13.0%	$66,423	$60,534	9.7%

The discussion of regional information below relates to the Company’s Same Park properties:
     Southern California
This region includes San Diego, Orange and Los Angeles Counties. The increase in rental income was the result of a strong market supported by a diverse economy. The Company’s weighted average occupancies for the region have decreased slightly from 96.0% for the first nine months in 2006 to 95.0% for the first nine months in 2007. Annualized realized rent per square foot increased 5.8% from $16.12 per square foot for the first nine months in 2006 to $17.06 per square foot for the first nine months in 2007. Although these markets continue to experience increasing rental rates and decreasing vacancy rates, the Company has seen some signs of easing rental rate growth and increasing concessions.
     Northern California
This region includes Sacramento, South San Francisco, the East Bay and Silicon Valley submarkets. These markets have recently benefited from the recovery of the technology industry as demand for space has increased and rental rates started to stabilize. The Company’s weighted average occupancies in this region have outperformed the market despite a decrease from 94.7% for the first nine months in 2006 to 92.9% for the first nine months in 2007. Annualized realized rent per square foot decreased 2.1% from $13.18 per square foot for the first nine months in 2006 to $12.90 per square foot for the first nine months in 2007.
     Southern Texas
This region, which includes the Austin and Houston markets, has historically faced challenging conditions such as lower market rental rates, higher vacancies and business failures. During 2007, the Company’s Southern Texas portfolio has experienced a moderate level of increasing activity which is evidenced in the occupancy and rental rate improvement within the portfolio. The Company’s weighted average occupancies for the region have increased from 88.7% for the first nine months in 2006 to 93.3% for the first nine months in 2007. Annualized realized rent per square foot increased 7.9% from $10.03 per square foot for the first nine months of 2006 to $10.82 per square foot for the first nine months in 2007.

     Northern Texas
This region consists of the Dallas market. Historically, this market has been impacted by high vacancy levels and rent roll downs due to general availability of space, modest economic drivers and ongoing development. However, leasing activity in the market increased modestly during 2007 due to job growth. The Company’s weighted average occupancies for the region have increased from 79.7% for the first nine months in 2006 to 84.7% for the first nine months in 2007. The increase in the Company’s weighted average occupancy was primarily due to the re-leasing of 198,000 square feet. Annualized realized rent per square foot increased 10.8% from $9.33 per square foot for the first nine months in 2006 to $10.34 per square foot for the first nine months in 2007 as rental rates have increased modestly over expiring leases.
     South Florida
This region consists of the Company’s MICC business park located in the submarket of Miami-Dade County. The park is located less than one mile from the Miami International Airport. The Company’s weighted average occupancies for the park have increased from 95.9% for the first nine months in 2006 to 98.3% for the first nine months in 2007. Annualized realized rent per square foot increased 4.4% from $7.79 per square foot for the first nine months in 2006 to $8.13 for the first nine months in 2007. This market has benefited from strong economic drivers, population growth and international trade.
     Virginia
This region includes the major Northern Virginia suburban markets surrounding the greater Washington D.C. metropolitan area. The greater Washington D.C. market continues to demonstrate solid fundamentals. A major contributor to the market strength is tied to government contracting and defense spending. This submarket however has experienced a significant increase in the amount of sublease space, which placed pressure on rental rates and vacancy. The Company’s weighted average occupancies decreased from 95.1% for the first nine months in 2006 to 94.1% for the first nine months in 2007, as the Company had several large leases that expired and were not renewed. Annualized realized rent per square foot increased 2.6% from $18.94 per square foot for the first nine months in 2006 to $19.44 per square foot for the first nine months in 2007.
     Maryland
This region consists of facilities primarily in Montgomery County. Considered part of the greater Washington D.C. market, Maryland continues to experience solid market demand. The business of the federal government, healthcare and life sciences has continued to positively impact the Company’s portfolio. The Company’s weighted average occupancies have decreased from 97.7% for the first nine months in 2006 to 94.9% for the first nine months in 2007 which is still above market averages. Annualized realized rent per square foot increased 2.6% from $21.34 per square foot for the first nine months in 2006 to $21.89 per square foot for the first nine months in 2007.
     Oregon
This region consists primarily of two business parks in the Beaverton submarket of Portland, Oregon. Portland continues to experience modest levels of tenant retention and flat rental rates. During 2006 and continuing in 2007, the market has experienced an increase in leasing activity. The Company’s weighted average occupancies in the region have increased from 89.7% for the first nine months in 2006 to 89.9% for the first nine months in 2007. Annualized realized rent per square foot increased 0.2% from $15.73 per square foot for the first nine months in 2006 to $15.76 per square foot for the first nine months in 2007.

     Arizona
The Arizona region consists primarily of properties in the Phoenix and Tempe submarkets, where rental rates are moderately increasing and rent concessions have been reduced. The Company’s weighted average occupancies in the region have decreased from 94.4% for the first nine months in 2006 to 89.2% for the first nine months in 2007. Annualized realized rent per square foot increased 4.7% from $10.89 per square foot for the first nine months in 2006 to $11.40 for the first nine months in 2007.
     Washington
The Company’s weighted average occupancies in the region have increased from 73.3% for the first nine months in 2006 to 90.7% for the first nine months in 2007. The primary reason for the 23.7% increase was the result of leasing up approximately 3,000 square feet of the property’s 28,000 square feet during 2007. Annualized realized rent per square foot increased 4.2% from $12.38 per square foot for the first nine months in 2006 to $12.90 for the first nine months in 2007.
Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the three months ended September 30, 2007, $177,000 in revenue was recognized from facility management operations compared to $147,000 for the same period in 2006. During the nine months ended September 30, 2007, $542,000 in revenue was recognized from facilities management operations compared to $442,000 for the same period in 2006.
Cost of Operations: Cost of operations for the three months ended September 30, 2007 was $21.2 million compared to $19.2 million for the same period in 2006, an increase of 10.4%. Cost of operations as a percentage of rental income remained fairly consistent for the three months ended September 30, 2007 and 2006 at 30.9% and 31.1%, respectively. Cost of operations for the nine months ended September 30, 2007 was $62.7 million compared to $55.4 million for the same period in 2006, an increase of 13.2%. Cost of operations as a percentage of rental income remained fairly consistent for the nine months ended September 30, 2007 and 2006 at 31.2% and 30.8%, respectively. The increase as a percentage of rental income is primarily due to an increase in utility costs combined with higher levels of repairs and maintenance expense.
Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended September 30, 2007 was $25.3 million compared to $22.2 million for the same period in 2006. Depreciation and amortization expense for the nine months ended September 30, 2007 was $71.8 million compared to $63.7 million for the same period in 2006. This increase is primarily due to the acquisition of 2.1 million square feet during 2006 and 2007, as well as depreciation expense on capital and tenant improvements acquired during 2006.
General and Administrative Expense: General and administrative expense consisted of the following expenses (in thousands):

	For the Three Months Ended
	September 30,		Increase
	2007	2006	(Decrease)
Compensation expense	$840	$778	8.0%
Stock compensation expense	748	551	35.8%
Professional fees	226	172	31.4%
Investor services	116	71	63.4%
Other expenses	194	170	14.1%

	$2,124	$1,742	21.9%

	For the Nine Months Ended
	September 30,		Increase
	2007	2006	(Decrease)
Compensation expense	$2,489	$2,278	9.3%
Stock compensation expense	1,919	1,560	23.0%
Professional fees	556	563	(1.2%)
Investor services	383	281	36.3%
Other expenses	591	582	1.5%

	$5,938	$5,264	12.8%

For the three months ended September 30, 2007, general and administrative costs have increased $382,000 or 21.9% over the same period in 2006. For the nine months ended September 30, 2007, general and administrative costs have increased $674,000 or 12.8% over the same period in 2006. The increase was the result of higher compensation expense due to higher levels of salary and the long term incentive plan for senior management.
Interest and Other Income: Interest and other income reflect earnings on cash balances in addition to miscellaneous income items. Interest income was $1.1 million for the three months ended September 30, 2007 compared to $1.9 million for the same period in 2006. Interest income was $4.0 million and $5.4 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease is attributable to lower cash balances offset by higher effective interest rates. Average cash balances and effective interest rates for the nine months ended September 30, 2007 were $103.9 million and 5.2%, respectively, compared to $148.6 million and 4.8%, respectively, for the same period in 2006.
Interest Expense: Interest expense was $1.0 million for the three months ended September 30, 2007 compared to $628,000 for the same period in 2006. Interest expense was $3.1 million and $1.7 million for the nine months ended September 30, 2007 and 2006, respectively. The increase is primarily attributable to the mortgages assumed in connection with the purchase of Meadows Corporate Park in Silver Spring, Maryland and Wellington Commerce Park and Boca Commerce Park in Palm Beach County, Florida during 2006.
Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $3.2 million ($1.8 million allocated to preferred unit holders and $1.5 million allocated to common unit holders) for the three months ended September 30, 2007 compared to $5.2 million ($4.0 million allocated to preferred unit holders and $1.2 million allocated to common unit holders) for the same period in 2006. Minority interest in income was $9.9 million ($5.1 million allocated to preferred unit holders and $4.8 million allocated to common unit holders) and $14.0 million ($9.6 million allocated to preferred unit holders and $4.4 million allocated to common unit holders) for the nine months ended September 30, 2007 and 2006, respectively. The reduction was primarily due to the reduction of higher rate preferred units and a decrease in additional distributions to preferred unit holders for redemption of preferred partnership units.
Liquidity and Capital Resources
Cash and cash equivalents decreased $9.6 million from $66.3 million at December 31, 2006 to $56.7 million at September 30, 2007. The decrease was primarily the result of property acquisitions and capital improvements partially offset by operating cash flow and the net change in preferred equity.
Net cash provided by operating activities for the nine months ended September 30, 2007 and 2006 was $140.5 million and $126.5 million, respectively. The increase in cash provided by operating activities was primarily the result of a $14.0 million increase in total net operating income. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders in addition to providing additional cash for future growth and debt repayment.

Net cash used in investing activities was $169.1 million and $125.5 million for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, the Company acquired properties in Washington, California and Virginia for a combined total of $138.9 million and incurred $30.1 million of capital improvements. During the nine months ended September 30, 2006, the Company acquired properties in Maryland, Virginia and California for a combined total of $108.2 million. During 2006, the Company sold four units at MICC for aggregate proceeds of $3.5 million and a property in Beaverton, Oregon for proceeds of $4.2 million, and incurred $25.5 million of capital improvements.
Net cash provided by financing activities for the nine months ended September 30, 2007 was $19.0 million compared to net cash used in financing activities for the nine months ended September 30, 2006 of $108.6 million.
During the nine months ended September 30, 2007, the Company issued preferred equity with net proceeds of $151.2 million offset with a $50.0 million redemption of preferred equity, repayment of a $5.0 million mortgage note payable and preferred and common equity distributions of $76.8 million. During the nine months ended September 30, 2006, the Company redeemed preferred equity of $118.9 million, repurchased common stock of $16.1 million and distributed preferred and common equity distributions of $66.5 million offset with net proceeds from the issuance of preferred equity of $92.6 million.
The Company focuses on retaining cash for reinvestment as we believe that this provides the greatest level of financial flexibility. During the nine months ended September 30, 2007 and 2006 the Company generated approximately $33.3 million and $34.3 million, respectively, of retained cash. The Company defines retained cash as funds from operations less recurring capital expenditures, distributions and other non-cash adjustments. The amount of cash we retain depends in part on the amount of distributions we make to our stockholders, and, because the U.S. federal income tax rules applicable to REITs require us to distribute 90% of our taxable income to our stockholders, the amount of our distributions depends in part on the amount of our taxable income. Taxable income is a function of many factors which include, among others, the Company’s operating income, acquisition activity and preferred distributions. The Company takes these requirements into account when formulating strategies to increase the amount of its retained cash. As the Company continues to grow as a function of improving operating fundamentals and acquisitions, combined with the refinancing of over $366.0 million of high rate preferred equity, taxable income has and will likely continue to increase, requiring increased distributions to the Company’s common shareholders. During the second quarter of 2007, the Company increased its quarterly dividend from $0.29 per common share to $0.44 per common share. With retained cash of $7.8 million for the three months ended September 30, 2007, the Company believes it has sufficient cash flow to cover the increased dividend. Going forward, the Company will continue to monitor its taxable income and the corresponding dividend requirements.
The Company’s capital structure is characterized by a low level of leverage. As of September 30, 2007, the Company had six fixed rate mortgages totaling $61.1 million, which represented 2.5% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding mortgages and (3) the total number of common shares and common units outstanding on September 30, 2007 multiplied by the closing price of the stock on that date. The weighted average interest rate for the mortgages is approximately 5.94% per annum. The Company had approximately 7.4% of its properties, in terms of net book value, encumbered at September 30, 2007.
In August of 2005, the Company modified the terms of its line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100.0 million and matures on August 1, 2008. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.50% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.65%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $450,000 which will be amortized over the life of the Credit Facility. The Company had no balance outstanding as of September 30, 2007 or December 31, 2006.

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
FFO for the Company is computed as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income allocable to common shareholders	$4,267	$3,478	$13,971	$12,935
Gain on disposition of real estate	—	—	—	(2,328)
Depreciation and amortization	25,285	22,184	71,841	63,747
Minority interest in income — common units	1,461	1,185	4,785	4,410

Consolidated FFO allocable to common shareholders and minority interests	31,013	26,847	90,597	78,764
FFO allocated to minority interests — common units	(7,908)	(6,835)	(23,102)	(20,022)

FFO allocated to common shareholders	$23,105	$20,012	$67,495	$58,742

FFO allocated to common shareholders and minority interests for the nine months ended September 30, 2007, increased 15.0% from the same period in 2006. The increase in FFO was primarily due to an increase in income from continuing operations partially offset by an increase in preferred equity cash distributions.
Capital Expenditures: During the nine months ended September 30, 2007, the Company expended $26.1 million in recurring capital expenditures or $1.35 per weighted average square foot owned. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the nine months ended September 30, 2006, the Company expended $22.7 million in recurring capital expenditures or $1.27 per weighted average square foot owned. The following table shows total capital expenditures for the stated periods (in thousands):

	For the Nine Months
	Ended September 30,
	2007	2006
Recurring capital expenditures	$26,123	$22,709
Property renovations and other capital expenditures	3,995	2,750

Total capital expenditures	$30,118	$25,459

Stock Repurchase: In 2001, the Company’s Board of Directors authorized the repurchase, from time to time, of up to 4.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Since inception of the program through September 30, 2007, the Company has repurchased an aggregate of 3.3 million shares of common stock at an aggregate cost of $102.6 million (average cost of $31.18 per share). During the nine months ended September 30, 2006, the Company repurchased 309,100 shares of common stock at a cost of $16.1 million. No shares were repurchased during the nine months ended September 30, 2007.
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
Related Party Transactions: At September 30, 2007, Public Storage (“PS”) and its affiliates owned 25.4% of the outstanding shares of the Company’s common stock and 25.5% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 44.4% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PS. Harvey Lenkin is a Director of both the Company and PS.
Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $76,000 and $80,000 for the three months ended September 30, 2007 and 2006, respectively and $227,000 and $240,000 for the nine months ended September 30, 2007 and 2006, respectively. In addition, the Company provides property management services for properties owned by PS and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled $177,000 and $147,000 for each of the three months ended September 30, 2007 and 2006, respectively and $542,000 and $442,000 for the nine months ended September 30, 2007 and 2006, respectively. In December, 2006, PS also began providing property management services for the mini storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contracts with PS totaled approximately $11,000 and $35,000 for the three and nine months ended September 30, 2007.
Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.
Contractual Obligations: The Company is scheduled to pay cash dividends of approximately $58.0 million per year on its preferred equity outstanding as of September 30, 2007. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At September 30, 2007, the Company’s debt as a percentage of shareholders’ equity and minority interest (based on book values) was 4.2%.
The Company’s market risk sensitive instruments at September 30, 2007 include mortgage notes payable of $61.1 million and the Company’s Credit Facility. All of the Company’s mortgage notes payable bear interest at fixed rates. At September 30, 2007, the Company had no balance outstanding under its Credit Facility. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for terms, valuations and approximate principal maturities of the mortgage notes payable and line of credit as of September 30, 2007. Based on borrowing rates currently available to the Company, combined with the amount of fixed rate debt financing, the difference between the carrying amount of debt and its fair value is insignificant.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2007, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 10 to the Consolidated Financial Statements in this Form 10-Q regarding legal proceedings is incorporated by reference in this Item 1.
ITEM 1A. RISK FACTORS
In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating our company and our business.

PS has significant influence over us.
At September 30, 2007, PS and its affiliates owned 25.4% of the outstanding shares of the Company’s common stock and 25.5% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 44.4% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PS. Harvey Lenkin is a Director of both the Company and PS. Consequently, PS has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the Operating Partnership. PS’s interest in such matters may differ from other shareholders. In addition, PS’s ownership may make it more difficult for another party to take over our company without PS’s approval.
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
We may encounter significant delays and expense in reletting vacant space, or we may not be able to relet space at existing rates, in each case resulting in losses of income: When leases expire, we will incur expenses in retrofitting space, and we may not be able to re-lease the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. Our properties as of September 30, 2007 generally have lower vacancy rates than the average for the markets in which they are located, and leases accounting for 4.6% of our annual rental income expire in 2007 and 21.6% in 2008. While we have estimated our cost of renewing leases that expire in 2007 and 2008, our estimates could be wrong. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.
Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty in collecting from tenants in default, particularly if they declare bankruptcy. This could affect our cash flow and distributions to shareholders. Since many of our tenants are non-rated private companies, this risk may be enhanced. While the Company historically has experienced a low level of write-offs due to bankruptcy, there is inherent uncertainty in a tenant’s ability to continue paying rent if they are in bankruptcy. During the nine months ended September 30, 2007, a tenant occupying approximately 134,000 square feet defaulted on its lease. This customer has recently completed a restructuring of its ownership and has paid all past due amounts. We are working with the new ownership to reinstitute all other existing provisions of their lease. We anticipate this customer will restore full compliance of all other lease obligations in the fourth quarter of 2007. Several tenants have contacted us requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results. As of September 30, 2007, the Company has no tenants that are protected by the U.S. Bankruptcy Code.
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
Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. At September 30, 2007, PS and its affiliates owned 25.4% of the outstanding shares of the Company’s common stock and 25.5% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 44.4% of the outstanding shares of the Company’s common stock. These shares, as well as shares of common stock held by certain other significant stockholders, are eligible to be sold in the public market, subject to compliance with applicable securities laws.
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
During the first nine months of 2007, there were no shares of the Company’s common stock repurchased. As of September 30, 2007, the Company has 1,207,789 shares available for purchase under the program. See Note 9 to the consolidated financial statements for additional information on repurchases of equity securities.
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

Dated: November 7, 2007
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