Form 10-K
period 2007-12-31
PS BUSINESS PARKS INC/CA
filed 2008-02-28
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.
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
None
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,008,792,163 based on the closing price as reported on the American Stock Exchange.
     Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 22, 2008 (the latest practicable date): 20,413,379.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I.
ITEM 1. BUSINESS
The Company
     PS Business Parks, Inc. (“PSB”) is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, owns, operates and develops commercial properties, primarily multi-tenant flex, office and industrial space. As of December 31, 2007, PSB owned 74.0% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units were owned by Public Storage (“PS”) and its affiliates. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references to “the Company,” “we,” “us,” “our,” and similar references mean PS Business Parks, Inc. and its subsidiaries, including the Operating Partnership.
     As of December 31, 2007, the Company owned and operated approximately 19.6 million rentable square feet of commercial space located in eight states: Arizona, California, Florida, Maryland, Oregon, Texas, Virginia and Washington. The Company also manages approximately 1.4 million rentable square feet on behalf of PS and its affiliated entities.
     History of the Company: The Company was formed in 1990 as a California corporation under the name Public Storage Properties XI, Inc. In a March 17, 1998 merger with American Office Park Properties, Inc. (“AOPP”) (the “Merger”), the Company acquired the commercial property business previously operated by AOPP and was renamed “PS Business Parks, Inc.” Prior to the merger in January, 1997, AOPP was reorganized to succeed to the commercial property business of PS, becoming a fully integrated, self advised and self managed REIT.
     From 1998 through 2001, the Company added 9.7 million square feet in Virginia, Maryland, Texas, Oregon, California and Arizona, acquiring 9.2 million square feet of commercial space and developing an additional 500,000 square feet.
     In 2002, the economy and real estate fundamentals softened. This resulted in an environment in which the Company was unable to identify acquisitions at prices that met its investment criteria. The Company disposed of four properties totaling 386,000 square feet that no longer met its investment criteria.
     In 2003, the Company acquired 4.1 million square feet of commercial space, including a 3.4 million square foot property located in Miami, Florida, which represented a new market for the Company. The Miami property represented approximately 18% of the Company’s aggregate rentable square footage at December 31, 2003. The cost of these acquisitions was $282.4 million. The Company also disposed of four properties totaling 226,000 square feet as well as a one acre plot of land that no longer met its investment criteria.
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
     In 2006, the Company acquired 1.2 million square feet for an aggregate cost of $180.3 million. The Company acquired WesTech Business Park, a 366,000 square foot office and flex park in Silver Spring, Maryland, for $69.3 million; 88,800 square feet multi-tenant flex buildings in Signal Hill, California, for $10.7 million; a 107,300 square foot multi-tenant flex park in Chantilly, Virginia, for $15.8 million; Meadows Corporate Park, a 165,000 square foot multi-tenant office park in Silver Spring, Maryland, for $29.9 million; Rogers Avenue, a 66,500 square foot multi-tenant industrial and flex park in San Jose, California, for $8.4 million; and Boca Commerce Park and Wellington Commerce Park, two multi-tenant industrial, flex and storage parks, aggregating 398,000 square feet, located in Palm Beach County, Florida, for $46.2 million. In connection with the Meadows Corporate Park purchase, the Company assumed a $16.8 million mortgage with a fixed interest rate of 7.20% through November, 2011, at which time it can be prepaid without penalty. In addition, in connection with the Palm Beach County purchases, the Company assumed three mortgages with a combined total of $23.8 million with a weighted average fixed interest rate of 5.84%. During 2006, the Company sold a 30,500 square foot building located in Beaverton, Oregon, for $4.4 million resulting in a gain of $1.5 million. Additionally in 2006, the Company sold 32,400 square feet in Miami for a combined total of $3.7 million, resulting in a gain of $865,000.
     In 2007, the Company acquired 870,000 square feet for an aggregate cost of $140.6 million. The Company acquired Overlake Business Center, a 493,000 square foot multi-tenant office and flex business park located in Redmond, Washington, for $76.0 million; Commerce Campus, a 252,000 square foot multi-tenant office and flex business park located in Santa Clara, California, for $39.2 million; and Fair Oaks Corporate Center, a 125,000 square foot multi-tenant office park located in Fairfax, Virginia, for $25.4 million.
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
     Business of the Company: The Company is in the commercial property business, with properties consisting of multi-tenant flex, industrial and office space. The Company owns approximately 12.2 million square feet of flex space. The Company defines “flex” space as buildings that are configured with a combination of warehouse and office space and can be designed to fit a wide variety of uses. The warehouse component of the flex space has a number of uses including light manufacturing and assembly, storage and warehousing, showroom, laboratory, distribution and research and development activities. The office component of flex space is complementary to the warehouse component by enabling businesses to accommodate management and production staff in the same facility. The Company owns approximately 3.9 million square feet of industrial space that has characteristics similar to the warehouse component of the flex space. In addition, the Company owns approximately 3.5 million square feet of low-rise office space, generally either in business parks that combine office and flex space or in submarkets where the economics of the market demand an office build-out.
     The Company’s commercial properties typically consist of low-rise buildings, ranging from one to 46 buildings per property, located on up to 216 acres and comprising from approximately 12,000 to 3.2 million aggregate square feet of rentable space. Facilities are managed through either on-site management or area offices central to the facilities. Parking is generally open but in some instances is covered. The ratio of parking spaces to rentable square feet ranges from two to six per thousand square feet depending upon the use of the property and its location. Office space generally requires a greater parking ratio than most industrial uses. The Company may acquire properties that do not have these characteristics.
     The tenant base for the Company’s facilities is diverse. The portfolio can be bifurcated into those facilities that service small to medium-sized businesses and those that service larger businesses. Approximately 41.1% of in-place rents from the portfolio are derived from facilities that serve small to medium-sized businesses. A property in this facility type is typically divided into units ranging in size from 500 to 4,999 square feet and leases generally range from one to three years. The remaining 58.9% of in-place rents from the portfolio are derived from facilities that serve larger businesses, with units greater than or equal to 5,000 square feet. The Company also has several tenants that lease space in multiple buildings and locations. The U.S. Government is the largest tenant with leases encompassing approximately 505,000 square feet, in 16 separate locations, or approximately 4.3% of the Company’s annual rental revenue.
     The Company intends to continue acquiring commercial properties located in desired markets within the United States. The Company’s policy of acquiring commercial properties may be changed by its Board of Directors without shareholder approval. However, the Board of Directors has no intention of changing this policy at this time. Although the Company currently owns properties in eight states, it may expand its operations to other states or reduce the number of states in which it operates. Properties are acquired for both income and potential capital appreciation; there is no limitation on the amount that can be invested in any specific property. Although there are no restrictions on our ability to expand our operations into foreign markets, we currently operate solely within the United States and have no foreign operations.
     The Company has acquired land for the development of commercial properties. The Company owned approximately 6.4 acres of land in Northern Virginia, 14.9 acres in Portland, Oregon and 10.0 acres in Dallas, Texas as of December 31, 2007.
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
     Distributions: The Company, as general partner, is required to make quarterly distributions in compliance with the Operating Partnership Agreement. Distributions are to be made (i) first, with respect to any class of partnership interests having a preference over other classes of partnership interests; and (ii) second, in accordance with the partners’ respective percentage interests on the “partnership record date” (as defined in the Operating Partnership Agreement). Commencing in 1998, the Operating Partnership’s policy has been to make distributions per unit (other than preferred units) that are equal to the per share distributions made by the Company with respect to its common stock.
     Preferred Units: As of December 31, 2007, the Operating Partnership had an aggregate of 3.8 million preferred units owned by third parties with distribution rates ranging from 6.550% to 7.950% (per annum) with an aggregate stated value of $94.8 million. The Operating Partnership has the right to redeem each series of preferred units on or after the fifth anniversary of the issuance date of the series at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. Each series of preferred units is exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PS Business Parks, Inc. on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the applicable series of preferred units.
     As of December 31, 2007, in connection with the Company’s issuance of publicly traded Cumulative Preferred Stock, the Company owned 28.7 million preferred units of various series with a stated value of $716.3 million with terms substantially identical to the terms of the publicly traded depositary shares each representing 1/1,000 of a share of 6.700% to 7.950% Cumulative Preferred Stock of the Company. The holders of all series of Preferred Stock may combine to elect two additional directors if the Company fails to make dividend payments for six quarterly dividend payment periods, whether or not consecutive.
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
     Unless the Company, as general partner, elects to assume and perform the Operating Partnership’s obligation with respect to a redemption right, as described below, a limited partner that exercises its redemption right will receive cash from the Operating Partnership in an amount equal to the “redemption amount” (as defined in the Operating Partnership Agreement generally to reflect the average trading price of the common stock of the Company over a specified 10 day trading period) for the units redeemed. In lieu of the Operating Partnership redeeming the units for cash, the Company, as the general partner, has the right to elect to acquire the units directly from a limited partner exercising its redemption right, in exchange for cash in the amount specified above as the “redemption amount” or by issuance of the “shares amount” (as defined in the Operating Partnership Agreement, generally to mean the issuance of one share of the Company’s common stock for each unit of limited partnership interest redeemed).
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
Cost Allocation and Administrative Services
     Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and affiliated entities for certain administrative services. These services include investor relations, legal, corporate tax, information systems and office services. Under this agreement, costs are allocated to the Company in accordance with its proportionate share of these costs. These allocated costs totaled $303,000, $320,000 and $335,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Common Officers and Directors with PS
     Ronald L. Havner, Jr., Chairman of the Company, is the Chief Executive Officer and President of PS. Harvey Lenkin, retired president of PS, is a Director of both the Company and PS. The Company engages additional executive personnel who render services exclusively for the Company. However, it is expected that certain officers of PS will continue to render services for the Company as requested.

Property Management
     The Company continues to manage commercial properties owned by PS and its affiliates, which are generally adjacent to mini-warehouses, for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. The property management contract with PS is for a seven year term with the agreement automatically extending for an additional one year period upon each one year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenue derived from these management contracts with PS and its affiliates totaled $724,000, $625,000 and $579,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
     In December, 2006, PS began providing property management services for the mini storage component of two assets owned by the Company. These mini storage facilities, located in Palm Beach County, Florida, operate under the “Public Storage” name. Both the Company and PS can cancel the property management contract upon 60 days notice. Management fee expense under the contract was $47,000 for the year ended December 31, 2007.
Management
     Joseph D. Russell, Jr. leads the Company’s senior management team. Mr. Russell is President and Chief Executive Officer of the Company. The Company’s executive management includes: John W. Petersen, Executive Vice President and Chief Operating Officer; Edward A. Stokx, Executive Vice President and Chief Financial Officer; M. Brett Franklin, Senior Vice President, Acquisitions and Dispositions; Maria R. Hawthorne, Senior Vice President (East Coast); Trenton A. Groves, Vice President and Corporate Controller; Coby A. Holley, Vice President (Pacific Northwest Division); Robin E. Mather, Vice President (Southern California Division); William A. McFaul, Vice President (Maryland and Virginia Division); Eddie F. Ruiz, Vice President and Director of Facilities; Viola I. Sanchez, Vice President (Southeast Division); and David A. Vicars, Vice President (Midwest Division).
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
     Maximize Net Cash Flow of Existing Properties: The Company seeks to maximize the net cash flow generated by its properties by (i) maximizing average occupancy rates, (ii) achieving the highest possible levels of realized monthly rents per occupied square foot and (iii) controlling its operating cost structure by improving operating efficiencies and economies of scale. The Company believes that its experienced property management personnel and comprehensive systems combined with increasing economies of scale will enhance the Company’s ability to meet these goals. The Company seeks to increase occupancy rates and realized monthly rents per square foot by providing its field personnel with incentives to lease space to higher credit tenants and to maximize the return on investment in each lease transaction. The Company seeks to maximize its cash flow by controlling capital expenditures associated with re-leasing space by acquiring and owning properties with easily reconfigured space that appeal to a wide range of tenants.

     Focus on Targeted Markets: The Company intends to continue investing in markets that have characteristics which enable them to be competitive economically. The Company believes that markets with some combination of above average population growth, education levels and personal income will produce better overall economic returns. As of December 31, 2007, substantially all of the Company’s square footage was located in these targeted core markets. The Company targets individual properties in those markets that are close to critical infrastructure, middle to high income housing, universities and have easy access to major transportation arteries.
     Reduce Capital Expenditures and Increase Occupancy Rates by Providing Flexible Properties and Attracting a Diversified Tenant Base: By focusing on properties with easily reconfigurable space, the Company believes it can offer facilities that appeal to a wide range of potential tenants, which aids in reducing the capital expenditures associated with re-leasing space. The Company believes this property flexibility also allows it to better serve existing tenants by accommodating their inevitable expansion and contraction needs. In addition, the Company believes that a diversified tenant base and property flexibility helps it maintain high occupancy rates during periods when market demand is weak, by enabling it to attract a greater number of potential users to its space.
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
     Retain Operating Cash Flow: The Company seeks to retain significant funds (after funding its distributions and capital improvements) for additional investments. During the year ended December 31, 2007, the Company distributed 37.6% of its funds from operations (“FFO”) to common shareholders/unit holders. During the year ended December 31, 2006, the Company distributed 31.2% of its FFO to common shareholders/unit holders. FFO is computed in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income, computed in accordance with U.S. generally accepted accounting principles (“GAAP”), before depreciation, amortization, minority interest in income and extraordinary items. FFO is a non-GAAP financial measure and should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results of operations. Other REITs may use different methods for calculating FFO and, accordingly, the Company’s FFO may not be comparable to other real estate companies’ funds from operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Non-GAAP Supplemental Disclosure Measure: Funds from Operations,” for a reconciliation of FFO and net income allocable to common shareholders and for information on why the Company presents FFO.
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
     Access to Acquisition Capital: The Company seeks to maintain a minimum ratio of FFO to combined fixed charges and preferred distributions paid of 2.6 to 1.0. Fixed charges include interest expense and capitalized interest. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the year ended December 31, 2007, the FFO to combined fixed charges and preferred distributions paid ratio was 3.0 to 1.0, excluding the effects of Emerging Issues Task Force (“EITF”) Topic D-42. The Company believes that its financial position will enable it to access capital to finance its future growth. Subject to market conditions, the Company may add leverage to its capital structure. Throughout this Form 10-K, we use the term “preferred equity” to mean both the preferred stock issued by the Company and the preferred partnership units issued by the Operating Partnership and the term “preferred distributions” to mean dividends and distributions on the preferred stock and preferred partnership units.
Competition
     Competition in the market areas in which many of the Company’s properties are located is significant and has from time to time reduced the occupancy levels and rental rates of, and increased the operating expenses of, certain of these properties. Competition may be accelerated by any increase in availability of funds for investment in real estate. Barriers to entry are relatively low for those with the necessary capital and the Company competes for property acquisitions and tenants with entities that have greater financial resources than the Company. Recent increases in sublease space and unleased developments are expected to further intensify competition among operators in certain market areas in which the Company operates.
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
Investments in Real Estate Facilities
     As of December 31, 2007, the Company owned and operated approximately 19.6 million rentable square feet compared to approximately 18.7 million rentable square feet at December 31, 2006. The increase in rentable square feet was due to the acquisition of approximately 870,000 square feet to its portfolio.
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

Borrowings
     As of December 31, 2007, the Company had outstanding mortgage notes payable of $60.7 million. See Notes 5 and 6 to the consolidated financial statements for a summary of the Company’s outstanding borrowings as of December 31, 2007.
     The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100.0 million and matures on August 1, 2008. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.50% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.65%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $450,000, which is being amortized over the life of the Credit Facility. The Company had no balance outstanding on its Credit Facility at December 31, 2007 and 2006.
     The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.45 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively, (iii) maintain a minimum tangible net worth (as defined) and (iv) limit distributions to 95% of funds from operations (as defined) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company’s unsecured recourse debt; the Company did not have any unsecured recourse debt at December 31, 2007) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 2007.
     The Company has broad powers to borrow in furtherance of the Company’s objectives. The Company has incurred in the past, and may incur in the future, both short-term and long-term indebtedness to increase its funds available for investment in real estate, capital expenditures and distributions.
Employees
     As of December 31, 2007, the Company employed 153 individuals, primarily personnel engaged in property operations. The Company believes that its relationship with its employees is good and none of its employees are represented by a labor union.
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
PS has significant influence over us.
     At December 31, 2007, PS and its affiliates owned 26.1% of the outstanding shares of the Company’s common stock and 26.0% of the outstanding common units of the Operating Partnership (100.0% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 45.3% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also Chief Executive Officer, President and a Director of PS. Harvey Lenkin is a Director of both the Company and PS. Consequently, PS has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the Operating Partnership. PS’s interest in such matters may differ from other shareholders. In addition, PS’s ownership may make it more difficult for another party to take over our Company without PS’s approval.
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
     We may be unable to consummate acquisitions and developments on advantageous terms or new acquisitions and developments may fail to perform as expected: We continue to seek to acquire and develop flex, industrial and office properties where they meet our criteria and we believe that they will enhance our future financial performance and the value of our portfolio. Our belief, however, is based on and is subject to risks, uncertainties and other factors, many of which are forward-looking and are uncertain in nature or are beyond our control, including the risks that our acquisitions and developments may not perform as expected, that we may be unable to quickly integrate new acquisitions and developments into our existing operations and that any costs to develop projects or redevelop acquired properties may exceed estimates. Further, we face significant competition for suitable acquisition properties from other real estate investors, including other publicly traded real estate investment trusts and private institutional investors. As a result, we may be unable to acquire additional properties we desire or the purchase price for desirable properties may be significantly increased. In addition, some of these properties may have unknown characteristics or deficiencies or may not complement our portfolio of existing properties. In addition, we may finance future acquisitions and developments through a combination of borrowings, proceeds from equity or debt offerings by us or the Operating Partnership, and proceeds from property divestitures. These financing options may not be available when desired or required or may be more costly than anticipated, which could adversely affect our cash flow. Real property development is subject to a number of risks, including construction delays, complications in obtaining necessary zoning, occupancy and other governmental permits, cost overruns, financing risks, and the possible inability to meet expected occupancy and rent levels. If any of these problems occur, development costs for a project may increase, and there may be costs incurred for projects that are not completed. As a result of the foregoing, some properties may be worth less or may generate less revenue than, or simply not perform as well as, we believed at the time of acquisition or development, negatively affecting our operating results. Any of the foregoing risks could adversely affect our financial condition, operating results and cash flow, and our ability to pay dividends on, and the market price of our stock. In addition, we may be unable to successfully integrate and effectively manage the properties we do acquire and develop, which could adversely affect our results of operations.
     We may encounter significant delays and expense in reletting vacant space, or we may not be able to relet space at existing rates, in each case resulting in losses of income: When leases expire, we will incur expenses in retrofitting space and we may not be able to re-lease the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. As of December 31, 2007, our properties generally have lower vacancy rates than the average for the markets in which they are located, and leases accounting for 20.0% of our annual rental income expire in 2008. While we have estimated our cost of renewing leases that expire in 2008, our estimates could be wrong. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.
     Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty in collecting from tenants in default, particularly if they declare bankruptcy. This could affect our cash flow and distributions to shareholders. Since many of our tenants are non-rated private companies, this risk may be enhanced. While the Company historically has experienced a low level of write-offs due to bankruptcy, there is inherent uncertainty in a tenant’s ability to continue paying rent if they are in bankruptcy. As of December 31, 2007, the Company had approximately 19,000 square feet occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. Given the historical uncertainty of a tenant’s ability to meet its lease obligations, we will continue to reserve any income that would have been realized on a straight-line basis. Several other tenants have contacted us requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what effect, if any, the ultimate outcome of these discussions will have on our operating results.

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
     Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. As of December 31, 2007, PS and its affiliates owned 26.1% of the outstanding shares of the Company’s common stock and 26.0% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 45.3% of the outstanding shares of the Company’s common stock. These shares, as well as shares of common stock held by certain other significant shareholders, are eligible to be sold in the public market, subject to compliance with applicable securities laws.
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
     Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, could have a material adverse impact on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the United States or its businesses or interests. Attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our operating results. Further, we may not have insurance coverage for all losses caused by a terrorist attack. Such insurance may not be available, or if it is available and we decide to obtain such terrorist coverage, the cost for the insurance may be significant in relationship to the risk overall. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business and results of operations. Finally, further terrorist acts could cause the United States to enter into a wider armed conflict, which could further impact our business and operating results.

Taxation of corporate dividends may adversely affect the value of our shares.
     The Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted on May 28, 2003, generally reduces to 15% the maximum marginal rate of federal tax payable by individuals on dividends received from a regular C corporation. This reduced tax rate, however, does not apply to dividends paid to individuals by a REIT on its shares except for certain limited amounts. The earnings of a REIT that are distributed to its shareholders are generally subject to less federal income taxation on an aggregate basis than earnings of a regular C corporation that are distributed to its shareholders net of corporate-level income tax.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     As of December 31, 2007, the Company owned approximately 12.2 million square feet of flex space, 3.9 million square feet of industrial space and 3.5 million square feet of office space concentrated primarily in 10 regions consisting of Southern and Northern California, Southern and Northern Texas, South Florida, Virginia, Maryland, Oregon, Arizona and Washington. The weighted average occupancy rate throughout 2007 was 93.4% and the average realized rental revenue per square foot was $14.97.
     The following table contains information about all properties owned by the Company as of December 31, 2007 and the weighted average occupancy rates throughout 2007 (except as set forth below, all of the properties are held in fee simple interest) (in thousands):

					Weighted
	Rentable Square Footage				Average
Location	Flex	Industrial	Office	Total	Occupancy Rate
Arizona
Mesa	78	—	—	78	54.6%
Phoenix	310	—	—	310	92.9%
Tempe	291	—	—	291	95.1%

	679	—	—	679	89.4%

Northern California
Hayward	—	407	—	407	91.1%
Monterey	—	—	12	12	96.2%
Sacramento	—	—	367	367	93.7%
San Jose	708	—	—	708	85.3%
San Ramon	—	—	52	52	98.7%
Santa Clara	178	—	—	178	100.0%
So. San Francisco	94	—	—	94	95.4%

	980	407	431	1,818	90.9%

Southern California
Buena Park	—	317	—	317	100.0%
Carson	77	—	—	77	97.4%
Cerritos	—	395	31	426	95.8%
Culver City	149	—	—	149	88.0%
Irvine	—	—	160	160	90.0%
Laguna Hills	614	—	—	614	95.3%
Lake Forest	297	—	—	297	92.0%
Monterey Park	199	—	—	199	96.9%
Orange	—	—	108	108	91.8%
San Diego (1)	768	—	—	768	94.3%
Santa Ana	—	—	437	437	97.1%
Signal Hill	267	—	—	267	90.8%
Studio City	22	—	—	22	100.0%
Torrance	147	—	—	147	95.2%

	2,540	712	736	3,988	94.8%

Maryland
Beltsville	309	—	—	309	97.6%
Gaithersburg	—	—	29	29	94.0%
Rockville	212	—	688	900	94.3%
Silver Spring (1)	366	—	166	532	93.9%

	887	—	883	1,770	94.7%

Oregon
Beaverton	1,024	—	188	1,212	89.5%
Milwaukee	102	—	—	102	83.7%

	1,126	—	188	1,314	89.0%

					Weighted
	Rentable Square Footage				Average
Location	Flex	Industrial	Office	Total	Occupancy Rate
Northern Texas
Dallas	237	—	—	237	84.2%
Farmers Branch	112	—	—	112	83.7%
Garland	36	—	—	36	79.2%
Irving (2)	715	231	—	946	91.7%
Mesquite	57	—	—	57	82.8%
Plano	184	—	—	184	62.4%
Richardson	117	—	—	117	91.4%

	1,458	231	—	1,689	86.3%

Southern Texas
Austin	787	—	—	787	95.4%
Houston	177	—	131	308	90.4%
Missouri City	66	—	—	66	95.1%

	1,030	—	131	1,161	94.1%

South Florida
Boca Raton (1)	135	—	—	135	92.1%
Miami	631	2,556	12	3,199	98.2%
Wellington (1)	262	—	—	262	94.3%

	1,028	2,556	12	3,596	97.7%

Virginia
Alexandria	155	—	54	209	95.8%
Chantilly (1)	563	—	38	601	92.6%
Fairfax	—	—	292	292	88.0%
Herndon	—	—	244	244	93.0%
Lorton	246	—	—	246	99.7%
Merrifield	303	—	355	658	96.1%
Springfield	270	—	90	360	99.2%
Sterling	296	—	—	296	88.5%
Woodbridge	114	—	—	114	95.9%

	1,947	—	1,073	3,020	94.4%

Washington
Redmond	465	—	28	493	89.4%
Renton	28	—	—	28	90.4%

	493	—	28	521	89.5%

Total	12,168	3,906	3,482	19,556	93.4%

(1)
Six commercial properties, one in San Diego, California, one in Chantilly, Virginia, one in Silver Spring, Maryland, one in Boca Raton, Florida, and two in Wellington, Florida, serve as collateral to mortgage notes payable. For more information, see Note 6 to the consolidated financial statements.

(2)	The Company owns one property that is subject to a ground lease in Las Colinas, Texas.
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

     The Company evaluates the performance of its properties primarily based on net operating income (“NOI”). NOI is defined by the Company as rental income as defined by GAAP less cost of operations as defined by GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Concentration of Portfolio by Region” below for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The following information illustrates rental income, cost of operations and NOI generated by the Company’s total portfolio in 2007, 2006 and 2005 by geographic region and by property classifications. As a result of acquisitions and dispositions, certain properties were not held for the full year.
     The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP. The tables below also include a reconciliation of NOI to the most comparable amounts based on GAAP (in thousands):

	For the Year Ended December 31, 2007				For the Year Ended December 31, 2006				For the Year Ended December 31, 2005
	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total
Rental Income:
Southern California	$43,049	$16,099	$5,326	$64,474	$41,077	$15,020	$5,130	$61,227	$36,093	$13,748	$4,878	$54,719
Northern California	12,559	6,977	2,676	22,212	9,743	6,805	2,475	19,023	9,427	6,505	3,039	18,971
Southern Texas	9,648	2,201	—	11,849	8,271	2,201	—	10,472	7,906	1,709	—	9,615
Northern Texas	14,062	—	1,100	15,162	13,643	—	1,093	14,736	14,585	—	1,127	15,712
South Florida	11,777	230	19,508	31,515	6,256	198	18,219	24,673	5,786	185	16,109	22,080
Virginia	32,666	21,536	—	54,202	30,361	20,442	—	50,803	28,804	19,895	—	48,699
Maryland	17,341	21,532	—	38,873	15,763	19,656	—	35,419	7,576	16,613	—	24,189
Oregon	15,015	3,266	—	18,281	15,531	3,065	—	18,596	15,648	2,805	—	18,453
Arizona	6,976	—	—	6,976	7,001	—	—	7,001	6,936	—	—	6,936
Washington	6,676	555	—	7,231	264	—	—	264	230	—	—	230

Total	169,769	72,396	28,610	270,775	147,910	67,387	26,917	242,214	132,991	61,460	25,153	219,604

Cost of Operations:
Southern California	10,580	5,875	1,038	17,493	10,416	6,163	1,012	17,591	8,142	5,881	974	14,997
Northern California	3,426	2,279	750	6,455	2,236	2,150	657	5,043	1,969	2,005	609	4,583
Southern Texas	4,041	1,115	—	5,156	3,649	1,019	—	4,668	3,182	933	—	4,115
Northern Texas	5,477	—	288	5,765	5,550	—	261	5,811	5,076	—	261	5,337
South Florida	4,157	110	5,807	10,074	2,070	94	6,008	8,172	1,996	82	5,689	7,767
Virginia	8,263	7,332	—	15,595	7,310	6,976	—	14,286	7,176	6,705	—	13,881
Maryland	4,719	7,055	—	11,774	4,129	5,824	—	9,953	1,703	4,787	—	6,490
Oregon	5,288	1,375	—	6,663	4,988	1,300	—	6,288	4,551	1,216	—	5,767
Arizona	2,907	—	—	2,907	2,746	—	—	2,746	2,659	—	—	2,659
Washington	2,289	189	—	2,478	113	—	—	113	116	—	—	116

Total	51,147	25,330	7,883	84,360	43,207	23,526	7,938	74,671	36,570	21,609	7,533	65,712

NOI:
Southern California	32,469	10,224	4,288	46,981	30,661	8,857	4,118	43,636	27,951	7,867	3,904	39,722
Northern California	9,133	4,698	1,926	15,757	7,507	4,655	1,818	13,980	7,458	4,500	2,430	14,388
Southern Texas	5,607	1,086	—	6,693	4,622	1,182	—	5,804	4,724	776	—	5,500
Northern Texas	8,585	—	812	9,397	8,093	—	832	8,925	9,509	—	866	10,375
South Florida	7,620	120	13,701	21,441	4,186	104	12,211	16,501	3,790	103	10,420	14,313
Virginia	24,403	14,204	—	38,607	23,051	13,466	—	36,517	21,628	13,190	—	34,818
Maryland	12,622	14,477	—	27,099	11,634	13,832	—	25,466	5,873	11,826	—	17,699
Oregon	9,727	1,891	—	11,618	10,543	1,765	—	12,308	11,097	1,589	—	12,686
Arizona	4,069	—	—	4,069	4,255	—	—	4,255	4,277	—	—	4,277
Washington	4,387	366	—	4,753	151	—	—	151	114	—	—	114

Total	$118,622	$47,066	$20,727	$186,415	$104,703	$43,861	$18,979	$167,543	$96,421	$39,851	$17,620	$153,892

     The following table is provided to reconcile NOI to consolidated income from continuing operations before minority interests as determined by GAAP (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Property net operating income	$186,415	$167,543	$153,892
Facility management fees	724	625	579
Interest and other income	5,104	6,874	4,888
Depreciation and amortization	(98,521)	(86,216)	(76,178)
General and administrative	(7,917)	(7,046)	(5,843)
Interest expense	(4,130)	(2,575)	(1,330)
Asset impairment due to casualty loss	—	—	(72)

Income from continuing operations before minority interests	$81,675	$79,205	$75,936

Significant Properties
     As of and for the year ended December 31, 2007, one of the Company’s properties had a book value of more than 10% of the Company’s total assets. The property, known as Miami International Commerce Center (“MICC”), is a business park in Miami, Florida, consisting of 46 buildings (3.2 million square feet) consisting of flex (631,000 square feet), industrial (2.6 million square feet) and office (12,000 square feet) space. The property was purchased on December 30, 2003 and has a net book value of $170.7 million, representing approximately 11.3% of the Company’s total assets at December 31, 2007.
     MICC property taxes for the year ended December 31, 2007 were $3.3 million at a rate of 1.8% of the respective assessed parcel value.
     The following table sets forth information with respect to occupancy and rental rates at MICC for each of the last five years, including a 56,000 square foot retail center and 94,000 square feet of flex space disposed of:

	2003	2004	2005	2006	2007
Weighted average occupancy rate	81.7%	83.8%	91.8%	96.4%	98.2%
Realized rent per square foot	$7.12	$7.75	$7.47	$7.88	$8.24
     There is no one tenant that occupies 10% or more of the rentable square footage at MICC.
     The following table sets forth information with respect to lease expirations at MICC (in thousands, except number of leases expiring):

				Percentage of Total
		Rentable Square	Annual Base Rents	Annual Base Rents
	Number of Leases	Footage Subject to	Under Expiring	Represented by
Year of Lease Expiration	Expiring	Expiring Leases	Leases	Expiring Leases
2008	75	701	$6,411	22.1%
2009	84	662	5,900	20.3%
2010	99	839	7,427	25.6%
2011	45	465	4,566	15.7%
2012	41	336	3,455	11.9%
Thereafter	9	126	1,278	4.4%

Total	353	3,129	$29,037	100.0%

     The following table sets forth information with respect to tax depreciation at MICC (in thousands, except year data):

		Rate of		Life in	Accumulated
	Tax Basis	Depreciation	Method	Years	Depreciation
Land Improvements	$45,588	7.2%	MACRS, 150%	15	$16,185
Improvements	24,582	10.9%	VARIOUS	5	22,167
Tenant Buildings	90,305	2.8%	MACRS, SL	VAR	9,956

Total	$160,475				$48,308

     Accumulated depreciation for personal property shown in the preceding table was derived using the mid-quarter convention.
Portfolio Information
     Approximately 58.9% of the Company’s annual rents are derived from large tenants, which consist of tenants with leases averaging greater than or equal to 5,000 square feet. These tenants generally sign longer leases, may require more generous tenant improvements, are typically represented by a broker and are more creditworthy. The remaining 41.1% of the Company’s annual rents are derived from small tenants with average space requirements of less than 5,000 square feet and a shorter lease term duration. Tenant improvements are relatively less for these tenants; most of these tenants are not represented by brokers and therefore the Company does not pay lease commissions. The following tables set forth the lease expirations for the entire portfolio of properties owned as of December 31, 2007, in addition to bifurcating the lease expirations for properties serving primarily small businesses and those properties serving primarily larger businesses (in thousands):
Lease Expirations (Entire Portfolio) as of December 31, 2007

			Percentage of Total
	Rentable Square	Annual Base Rents	Annual Base Rents
	Footage Subject to	Under Expiring	Represented by
Year of Lease Expiration	Expiring Leases	Leases	Expiring Leases
2008	3,895	$59,002	20.0%
2009	4,428	65,538	22.3%
2010	3,558	54,813	18.6%
2011	2,262	39,406	13.4%
2012	1,812	31,617	10.7%
Thereafter	2,341	44,089	15.0%

Total	18,296	$294,465	100.0%

Lease Expirations (Small Tenant Portfolio) as of December 31, 2007
     The Company’s small tenant portfolio consists of properties with average leases less than 5,000 square feet.

			Percentage of Small
			Tenant Annual
	Rentable Square	Annual Base Rents	Base Rents
	Footage Subject to	Under Expiring	Represented by
Year of Lease Expiration	Expiring Leases	Leases	Expiring Leases
2008	1,933	$30,705	10.4%
2009	2,103	34,914	11.9%
2010	1,349	24,168	8.2%
2011	598	11,504	3.9%
2012	559	10,838	3.7%
Thereafter	369	8,851	3.0%

Total	6,911	$120,980	41.1%

Lease Expirations (Large Tenant Portfolio) as of December 31, 2007
     The Company’s large tenant portfolio consists of properties with leases averaging greater than or equal to 5,000 square feet.

			Percentage of Large
			Tenant Annual
	Rentable Square	Annual Base Rents	Base Rents
	Footage Subject to	Under Expiring	Represented by
Year of Lease Expiration	Expiring Leases	Leases	Expiring Leases
2008	1,962	$28,297	9.6%
2009	2,325	30,624	10.4%
2010	2,209	30,645	10.4%
2011	1,664	27,902	9.5%
2012	1,253	20,779	7.0%
Thereafter	1,972	35,238	12.0%

Total	11,385	$173,485	58.9%

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company did not submit any matter to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2007.
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
     The following is a biographical summary of the executive officers of the Company:
     Joseph D. Russell, Jr., age 48, has been President since September, 2002 and was named Chief Executive Officer and elected as a Director in August, 2003. Mr. Russell joined Spieker Partners in 1990 and became an officer of Spieker Properties when it went public as a REIT in 1993. Prior to its merger with Equity Office Properties (“EOP”) in 2001, Mr. Russell was President of Spieker Properties’ Silicon Valley Region from 1999 to 2001. Mr. Russell earned a Bachelor of Science degree from the University of Southern California and a Masters of Business Administration from the Harvard Business School. Prior to entering the commercial real estate business, Mr. Russell spent approximately six years with IBM in various marketing positions. Mr. Russell has been a member and past President of the National Association of Industrial and Office Parks, Silicon Valley Chapter.
     John W. Petersen, age 44, has been Executive Vice President and Chief Operating Officer since he joined the Company in December, 2004. Prior to joining the Company, Mr. Petersen was Senior Vice President, San Jose Region, for Equity Office Properties from July, 2001 to December, 2004, responsible for 11.3 million square feet of multi-tenant office, industrial and R&D space in Silicon Valley. Prior to EOP, Mr. Petersen was Senior Vice President with Spieker Properties, from 1995 to 2001 overseeing the growth of that company’s portfolio in San Jose, through acquisition and development of nearly three million square feet. Mr. Petersen is a graduate of The Colorado College in Colorado Springs, Colorado, and was recently the President of National Association of Industrial and Office Parks, Silicon Valley Chapter.

     Edward A. Stokx, age 42, a certified public accountant, has been Chief Financial Officer and Secretary of the Company since December, 2003 and Executive Vice President since March, 2004. Mr. Stokx has overall responsibility for the Company’s finance and accounting functions. In addition, he has responsibility for executing the Company’s financial initiatives. Mr. Stokx joined Center Trust, a developer, owner, and operator of retail shopping centers in 1997. Prior to his promotion to Chief Financial Officer and Secretary in 2001 he served as Senior Vice President, Finance and Controller. After Center Trust’s merger in January, 2003 with another public REIT, Mr. Stokx provided consulting services to various entities. Prior to joining Center Trust, Mr. Stokx was with Deloitte and Touche from 1989 to 1997, with a focus on real estate clients. Mr. Stokx earned a Bachelor of Science degree in Accounting from Loyola Marymount University.
     M. Brett Franklin, age 43, is Senior Vice President, Acquisitions & Dispositions. Mr. Franklin joined the Company as Vice President of Acquisitions in December, 1997. Since joining the Company, Mr. Franklin has been involved in acquiring over 15.4 million square feet of commercial real estate in Northern and Southern California, Arizona, Texas, Maryland, Virginia, South Florida, Washington and Oregon. Prior to joining, Mr. Franklin worked for Public Storage Pickup & Delivery as Vice President of Acquisitions from 1996 to 1997. His duties included acquiring and leasing over 1.5 million square feet of industrial properties in 16 cities across the country. From 1995 to October, 1996, Mr. Franklin was a business consultant to San Diego and Los Angeles based real estate firms. From 1992 until 1995, Mr. Franklin held various positions for FORCE, Inc., an environmental remediation and technology company located in Camarillo, California. His positions included Director of Marketing and Chief Operating Officer. From 1987 until 1992, he managed and operated a real estate brokerage company in western Los Angeles. Mr. Franklin received his Bachelor of Science degree from the University of California at Los Angeles. He is a member of the Urban Land Institute.
     Maria R. Hawthorne, age 48, was promoted to Senior Vice President of the Company in March, 2004, with responsibility for property operations on the East Coast, which include Virginia, Maryland and South Florida. Ms. Hawthorne has been with the Company and its predecessors for 19 years. From June, 2001 through March, 2004, Ms. Hawthorne was Vice President of the Company, responsible for property operations in Virginia. From July, 1994 to June, 2001, Ms. Hawthorne was a Regional Manager of the Company in Virginia. From August, 1988 to July, 1994, Ms. Hawthorne was a General Manager, Leasing Director and Property Manager for American Office Park Properties. Ms. Hawthorne earned a Bachelor of Arts Degree in International Relations from Pomona College.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
a. Market Price of the Registrant’s Common Equity:
     The common stock of the Company trades on the American Stock Exchange under the symbol PSB. The following table sets forth the high and low sales prices of the common stock on the American Stock Exchange for the applicable periods:

	Range
Three Months Ended	High	Low
March 31, 2006	$56.68	$49.10
June 30, 2006	$59.48	$50.00
September 30, 2006	$62.80	$57.18
December 31, 2006	$74.75	$59.55

March 31, 2007	$77.60	$66.75
June 30, 2007	$72.25	$60.22
September 30, 2007	$66.67	$49.35
December 31, 2007	$63.95	$50.45
     As of February 22, 2008, there were 523 holders of record of the common stock.
b. Dividends:
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
     Distributions paid per share of common stock for the years ended December 31, 2007 and 2006 amounted to $1.61 and $1.16, respectively, per year. During the second quarter of 2007, the Company increased its quarterly dividend from $0.29 per common share to $0.44 per common share. The Board of Directors has established a distribution policy intended to maximize the retention of operating cash flow and distribute the minimum amount required for the Company to maintain its tax status as a REIT. Pursuant to restrictions contained in the Company’s Credit Facility with Wells Fargo Bank, distributions may not exceed 95% of funds from operations, as defined, for any four consecutive quarters. For more information on the Credit Facility, see Note 5 to the consolidated financial statements.

c. Issuer Repurchases of Equity Securities:
     The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 4.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. On February 25, 2008, the Board of Directors authorized the repurchase of an additional 2.0 million shares of the Company’s common stock on the open market or in privately negotiated transactions. The program does not expire.
     The following table contains information regarding the Company’s repurchase of its common stock during the three months ended December 31, 2007:

			Total Number of	Maximum Number
	Total Number		Shares Repurchased as	of Shares that May
	of Shares	Average Price	Part of Publicly	Yet Be Repurchased
Period Covered	Repurchased	Paid per Share	Announced Program	Under the Program
October 1 through October 31, 2007	—	$—	—	1,177,305
November 1 through November 30, 2007	91,867	$52.68	91,867	1,085,438
December 1 through December 31, 2007	509,175	$53.05	509,175	576,263

Total	601,042	$53.00	601,042	576,263

d. Securities Authorized for Issuance Under Equity Compensation Plans:
     The equity compensation plan information is provided in Item 12.

ITEM 6. SELECTED FINANCIAL DATA
     The following sets forth selected consolidated and combined financial and operating information on a historical basis of the Company. The following information should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere in this Form 10-K. See Note 3 to the consolidated financial statements included elsewhere in this Form 10-K for a discussion of income from discontinued operations.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Revenues:
Rental income	$270,775	$242,214	$219,604	$210,937	$186,171
Facility management fees primarily from affiliates	724	625	579	624	742

Total operating revenues	271,499	242,839	220,183	211,561	186,913
Expenses:
Cost of operations	84,360	74,671	65,712	62,994	51,536
Depreciation and amortization	98,521	86,216	76,178	69,942	56,179
General and administrative	7,917	7,046	5,843	4,628	4,683

Total operating expenses	190,798	167,933	147,733	137,564	112,398
Other income and expenses:
Gain on sale of marketable securities	—	—	—	—	2,043
Interest and other income	5,104	6,874	4,888	406	1,125
Interest expense	(4,130)	(2,575)	(1,330)	(3,054)	(4,015)

Total other income and expenses	974	4,299	3,558	(2,648)	(847)
Asset impairment due to casualty loss	—	—	72	—	—
Income from continuing operations before minority interests and equity in income of liquidated joint venture	81,675	79,205	75,936	71,349	73,668

Equity in income of liquidated joint venture	—	—	—	—	2,296
Minority interests in continuing operations:
Minority interest in income — preferred units:
Distributions to preferred unit holders	(6,854)	(9,789)	(10,350)	(17,106)	(19,240)
Redemption of preferred operating partnership units	—	(1,366)	(301)	(3,139)	—
Minority interest in income — common units	(6,155)	(5,113)	(5,611)	(4,540)	(10,398)

Total minority interests in continuing operations	(13,009)	(16,268)	(16,262)	(24,785)	(29,638)
Income from continuing operations	68,666	62,937	59,674	46,564	46,326

Discontinued operations:
Income (loss) from discontinued operations	—	(125)	2,769	5,337	6,727
Impairment charge	—	—	—	—	(5,907)
Gain on disposition of real estate	—	2,328	18,109	15,462	2,897
Minority interest in income attributable to discontinued operations — common units	—	(560)	(5,258)	(5,220)	(947)

Income from discontinued operations	—	1,643	15,620	15,579	2,770

Net Income	68,666	64,580	75,294	62,143	49,096
Net income allocable to preferred shareholders:
Preferred stock distributions:
Preferred stock distributions	50,937	44,553	43,011	31,154	15,784
Redemptions of preferred stock	—	3,380	—	1,866	—

Total preferred stock distributions	50,937	47,933	43,011	33,020	15,784

Net income allocable to common shareholders	$17,729	$16,647	$32,283	$29,123	$33,312

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Per Common Share:
Cash Distribution	$1.61	$1.16	$1.16	$1.16	$1.16
Net income — basic	$0.83	$0.78	$1.48	$1.34	$1.56
Net income — diluted	$0.82	$0.77	$1.47	$1.33	$1.54
Weighted average common shares — basic	21,313	21,335	21,826	21,767	21,412
Weighted average common shares — diluted	21,634	21,646	22,018	21,960	21,565
Balance Sheet Data:
Total assets	$1,516,583	$1,463,599	$1,463,794	$1,366,768	$1,359,369
Total debt	$60,725	$67,048	$25,893	$11,367	$264,694
Preferred stock called for redemption	$—	$50,000	$—	$—	$—
Minority interest — preferred units	$94,750	$82,750	$135,750	$127,750	$217,750
Minority interest — common units	$154,470	$165,469	$169,451	$169,295	$169,888
Preferred stock	$716,250	$572,500	$593,350	$510,850	$168,673
Common shareholders’ equity	$439,330	$482,703	$500,108	$506,114	$502,155
Other Data:
Net cash provided by operating activities	$184,094	$166,134	$148,828	$152,166	$130,897
Net cash (used in) provided by investing activities	$(180,188)	$(169,986)	$24,389	$(26,108)	$(294,885)
Net cash (used in) provided by financing activities	$(35,882)	$(129,694)	$(13,058)	$(91,971)	$123,472
Funds from operations (1)	$122,405	$106,235	$102,463	$97,214	$97,448
Square footage owned at end of period	19,556	18,687	17,555	17,988	18,322

(1)
Funds from operations (“FFO”) is computed in accordance with the White Paper on FFO approved by the Board of Governors of the NAREIT. The White Paper defines FFO as net income, computed in accordance with GAAP, before depreciation, amortization, minority interest in income, gains or losses on asset dispositions and extraordinary items. FFO should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance or liquidity as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results of operations. Other REITs may use different methods for calculating FFO and, accordingly, the Company’s FFO may not be comparable to that of other real estate companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funds from Operations,” for a reconciliation of FFO and net income allocable to common shareholders and for information on why the Company presents FFO.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the selected financial data and the Company’s consolidated financial statements and notes thereto included elsewhere in the Form 10-K.
     Forward-Looking Statements: Forward-looking statements are made throughout this Annual Report on Form 10-K. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Item 1A. Risk Factors.” In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of the information contained in such forward-looking statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements except as required by law.

Overview
     As of December 31, 2007, the Company owned and operated approximately 19.6 million rentable square feet of multi-tenant flex, industrial and office properties located in eight states.
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
     During 2007, the Company generally experienced solid commercial real estate conditions throughout its portfolio. Markets experienced steady to improving demand with the Company having a greater ability throughout its portfolio to maintain or improve occupancy while raising rental rates in certain markets.
     The Company successfully leased or re-leased 5.3 million square feet of space in 2007 and achieved an overall weighted average occupancy of 93.4% for 2007. During 2007, the Company experienced a decrease in transaction costs compared to 2006. Total net operating income increased from the year ended December 31, 2006 to 2007 by $18.9 million or 11.3%. See further discussion of operating results below.
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
     Revenue Recognition: Revenue is recognized in accordance with Staff Accounting Bulletin No. 104 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements (“SAB 104”). SAB 104 requires that the following four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Straight-line rent is recognized for all tenants with contractual increases in rent that are not included on the Company’s credit watch list. Deferred rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as rental income in the period the applicable costs are incurred. Property management fees are recognized in the period earned.
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
     The value allocable to the above or below market in-place lease values of acquired properties is determined based on the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual rents to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The amounts allocated to above or below market leases are included in other assets or other liabilities in the accompanying consolidated balance sheet and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases.
     Allowance for Doubtful Accounts: Rental revenue from our tenants is our principal source of revenue. We monitor the collectibility of our receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, we maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible tenant receivables and deferred rent. As discussed below, determination of the adequacy of these allowances requires significant judgments and estimates. Our estimate of the required allowance is subject to revision as the factors discussed below change and is sensitive to the effect of economic and market conditions on our tenants.
     Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes and other expenses recoverable from tenants. Determination of the adequacy of the allowance for uncollectible tenant receivables is performed using a methodology that incorporates specific identification, aging analysis, an overall evaluation of the historical loss trends and the current economic and business environment. The specific identification methodology relies on factors such as the age and nature of the receivables, the payment history and financial condition of the tenant, the assessment of the tenant’s ability to meet its lease obligations, and the status of negotiations of any disputes with the tenant. The allowance also includes a reserve based on historical loss trends not associated with any specific tenant. This reserve as well as the specific identification reserve is reevaluated quarterly based on economic conditions and the current business environment.
     Deferred rent receivable represents the amount that the cumulative straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement. Given the longer-term nature of these types of receivables, determination of the adequacy of the allowance for unbilled deferred rent receivable is based primarily on historical loss experience. Management evaluates the allowance for unbilled deferred rent receivable using a specific identification methodology for significant tenants designed to assess their financial condition and ability to meet their lease obligations.
     Impairment of Long-Lived Assets: The Company evaluates a property for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. On a quarterly basis, the Company evaluates the whole portfolio for impairment based on current operating information. In the event that these periodic assessments reflect that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, the Company would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires management to make assumptions related to the property such as future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels and the estimated proceeds generated from the future sale of the property. These assumptions could differ materially from actual results in future periods. Since SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” provides that the future cash flows used in this analysis be considered on an undiscounted basis, our intent to hold properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or if market conditions otherwise dictate an earlier sale date, an impairment loss could be recognized and such loss could be material.
     Depreciation: We compute depreciation on our buildings and equipment using the straight-line method based on estimated useful lives of generally 30 and five years. A significant portion of the acquisition cost of each property is allocated to building and building components. The allocation of the acquisition cost to building and building components, as well as the determination of their useful lives, are based on estimates. If we do not appropriately allocate to these components or we incorrectly estimate the useful lives of these components, our computation of depreciation expense may not appropriately reflect the actual impact of these costs over future periods, which will affect net income. In addition, the net book value of real estate assets could be over or understated. The statement of cash flows, however, would not be affected.

     Accruals of Operating Expenses: The Company accrues for property tax expenses, performance bonuses and other operating expenses each quarter based on historical trends and anticipated disbursements. If these estimates are incorrect, the timing and amount of expense recognized will be affected.
     Accruals for Contingencies: The Company is exposed to business and legal liability risks with respect to events that may have occurred, but in accordance with GAAP has not accrued for such potential liabilities because the loss is either not probable or not estimable. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations.
     Effect of Economic Conditions on the Company’s Operations: Over the course of 2006 and the first nine months of 2007, stable economic conditions in the United States were reflected in commercial real estate as market conditions allowed for higher rents throughout the Company’s portfolio along with a continued reduction in rent concessions and tenant improvement allowances. Changing conditions in the sub-prime lending industry and housing market in late 2007 have caused a weakening in the credit market and overall economy. It is uncertain what impact a recession or similar economic conditions may have on the Company’s ability to maintain high occupancy levels and increase rents. While the Company has not experienced a significant impact from the slowed economy, conditions may change and the Company may be impacted by lower occupancy and a reduced ability to raise rents.
     While the Company historically has experienced a low level of write-offs due to bankruptcy, there is inherent uncertainty in a tenant’s ability to continue paying rent when in bankruptcy. As of December 31, 2007, the Company had approximately 19,000 square feet occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. Given the historical uncertainty of such a tenant’s ability to meet its lease obligations, we will continue to reserve any income that would have been realized on a straight-line basis. Several other tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.
     Effect of Economic Conditions on the Company’s Primary Markets: The Company has concentrated its operations in 10 regions. Each of these regions has been affected by changing economic conditions in some way. The Company’s overall view of these regions as of December 31, 2007 is summarized below. During the year ended December 31, 2007, the Company has seen rental rates on executed leases increase by an average of 5.8% over the most recent in-place rents. Each of the 10 regions that the Company owns assets in is subject to its own unique market influences. The Company has outlined the various market influences for each specific region below. In addition, the Company has compiled market occupancy information using third party reports for each of the respective markets. These sources are deemed to be reliable by the Company, but there can be no assurance that these reports are accurate.
     The Company owns approximately 4.0 million square feet in Southern California. This has been one of the most stable regions in our portfolio as it continues to experience consistently low levels of vacancy. While the Company has modest exposure to the sub-prime lending industry, primarily in Orange County, market vacancies increased significantly due to the number of sub-prime lenders and mortgage brokers who have vacated space, creating significantly more competition for tenants. The effect of these vacancies is far less on flex space, which comprises 63.7% of the Company’s Southern California portfolio. Market vacancy rates have increased throughout Southern California for flex, industrial and office space, and range from 1.1% to 14.1%, depending on submarkets and product type. The rental rates on lease transactions within the Company’s properties improved by 6.5% over in-place rents. The Company’s vacancy rate in this region at December 31, 2007 was 4.0%.
     The Company owns approximately 1.8 million square feet in Northern California with a concentration in Sacramento, the East Bay (Hayward and San Ramon) and Silicon Valley (San Jose). The vacancy rates in these submarkets stand at 14.2%, 18.7% and 15.6%, respectively. The Company’s vacancy rate in its Northern California portfolio at December 31, 2007 was 7.9%. Positively affected by the growth and stability of the technology industry, rental rates increased 7.1% over in-place rents throughout 2007.

     The Company owns approximately 1.2 million square feet in Southern Texas, which includes the Austin and Houston markets. The market vacancy rates are 7.4% in the Austin market and 11.0% in the Houston market. The Austin market has continued to experience a steady level of lease demand throughout 2007, which has enabled the Company to increase rental rates on executed leases by 11.7% over in-place rents. Strong job growth in the Austin market positively affected the Company’s Austin portfolio. The strong oil and gas industry has helped stabilize and improve the Houston market, which has enabled the Company to increase rental rates on executed leases by 2.1% over in-place rents. The Company’s vacancy rate at December 31, 2007 was 4.0%.
     The Company owns approximately 1.7 million square feet in the Dallas Metroplex market. The vacancy rate in Las Colinas, where most of the Company’s properties are located, is 10.9%. This market continues to improve due to job growth in Northern Texas. During 2007, modest new construction continued, which included both speculative construction, as well as owner-user construction. Despite the new construction, the Company has experienced a higher level of leasing activity over 2007 with stable rental rates and higher occupancy levels. The Company’s vacancy rate at December 31, 2007 was 7.2%.
     The Company owns approximately 3.6 million square feet in South Florida. The Company acquired two assets in Palm Beach County at the end of 2006. Although the downturn in the housing market has adversely affected Palm Beach County, the Company’s properties are somewhat insulated due to their locations and limited competition. Additionally, the Company owns MICC located in the Airport West submarket of Miami-Dade County. MICC is located less than one mile from the cargo entrance of the Miami International Airport, which is one of the most active ports in the Southeast. Leasing activity has remained strong, resulting in better than market occupancy. The market vacancy rates for Palm Beach County and Miami-Dade County are 9.4% and 7.2%, respectively, compared with a vacancy rate for the Company’s South Florida region of 1.5% at December 31, 2007. The rental rates on new transactions within the Company’s properties improved by 11.2% over in-place rents.
     The Company owns approximately 3.0 million square feet in the Northern Virginia submarket of Washington D.C., where the average market vacancy rate is 10.8%. During 2007, construction of Class A buildings has had a modest impact on the Company’s portfolio. The amount of sublease space has increased during the year, limiting the Company’s ability to generate measurable rental rate growth. The Company continues to be positively impacted by federal government spending on defense contractors. Rental rates were stable and increased a modest 1.4% over in-place rents. The Company’s vacancy rate in this market at December 31, 2007 was 3.5%.
     The Company owns approximately 1.8 million square feet in the Maryland submarket of Washington D.C. The portfolio is primarily located in Montgomery County and Silver Spring. The business of the federal government, healthcare and life sciences remained stable during 2007. The Company’s vacancy rate in this region at December 31, 2007 was 3.4% compared to 8.9% for the market as a whole. The rental rates on lease transactions within the Company’s properties improved by 3.5% over in-place rents.
     The Company owns approximately 1.3 million square feet in the Beaverton submarket of Portland, Oregon. Recent trends in the sub-prime lending industry could limit the Company’s rental rate increases and increase vacancy and rent concessions in this market. Rental rates increased 2.5% over in-place rents. The market vacancy rate is 16.3%. The Company’s vacancy rate in this market was 13.0% at December 31, 2007.
     The Company owns approximately 679,000 square feet in the Phoenix and Tempe submarkets of Arizona. Overall, the Arizona market has been characterized by modest growth with new construction continuing through 2007. Although average market rental rates have declined over the past several years as demand for space subsided, rental rates were up 7.4% over in-place rental rates within the Company’s portfolio. The market vacancy rate is 8.4%. The Company’s vacancy rate in this region at December 31, 2007 was 10.2%.
     The Company owns approximately 521,000 square feet in the state of Washington. On February 16, 2007, the Company acquired Overlake Business Center, a 493,000 square foot multi-tenant office and flex business park located in Redmond, Washington. The commercial airline and technology industry continues to be strong, which positively affects the market overall. During 2007, rental rates were up 2.8% over in-place rents and leasing volume has increased. The Company’s vacancy rate in this region at December 31, 2007 was 6.9% compared to 9.5% for the market as a whole.

     Growth of the Company’s Operations and Acquisitions and Dispositions of Properties: During 2006 and 2007, the Company focused on maximizing cash flow from its existing core portfolio of properties and through acquisitions and dispositions of properties, expanding its presence in existing markets through strategic acquisitions.
     In 2007, the Company acquired 870,000 square feet for an aggregate cost of $140.6 million. The Company acquired Overlake Business Center, a 493,000 square foot multi-tenant office and flex business park located in Redmond, Washington, for $76.0 million; Commerce Campus, a 252,000 square foot multi-tenant office and flex business park located in Santa Clara, California, for $39.2 million; and Fair Oaks Corporate Center, a 125,000 square foot multi-tenant office park located in Fairfax, Virginia, for $25.4 million.
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
     During 2006, the Company sold a 30,500 square foot building located in Beaverton, Oregon, for $4.4 million, resulting in a gain of $1.5 million. Additionally in 2006, the Company sold 32,400 square feet in Miami for a combined total of $3.7 million, resulting in a gain of $865,000.
     In 2005, the Company sold Woodside Corporate Park, located in Beaverton, Oregon. Net proceeds from the sale was $64.5 million, and the Company reported a gain of $12.5 million. The sale consisted of 13 buildings comprising 574,000 square feet and 3.3 acres of adjacent land. The park was 76.8% leased at the time of the sale. In addition, the Company sold 8.2 acres of land in the Beaverton area for $3.6 million, resulting in a gain of $1.8 million. Six units totaling 44,000 square feet and a small parcel of land at MICC were sold for a combined sales price of $5.8 million, resulting in an aggregate gain of $1.9 million. The Company sold a retail center located at MICC consisting of 56,000 square feet for a sales price of $12.2 million, resulting in a gain of $967,000.
     Impact of Inflation: Although inflation has not been significant in recent years, it remains a factor in our economy and the Company continues to seek ways to mitigate its potential impact. A substantial portion of the Company’s leases require tenants to pay operating expenses, including real estate taxes, utilities, and insurance, as well as increases in common area expenses, partially reducing the Company’s exposure to inflation. During 2006 and 2007, the Company experienced modest increases in certain operating costs, including repairs and maintenance, property insurance and utility costs affecting the Company’s overall profit margin.
     Concentration of Portfolio by Region: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table) from continuing operations are summarized below for the year ended December 31, 2007 by major geographic region. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them as well as the investor the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from these financial measures as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of as asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. The table below reflects rental income, operating expenses and NOI from continuing operations for the year ended December 31, 2007 based on geographical concentration. The total of all regions is equal to the amount of rental income and cost of operations recorded by the Company in accordance with GAAP. We have also included the most comparable GAAP measure which includes total depreciation and amortization. The percent of total by region reflects the actual contribution to rental income, cost of operations and NOI during the period from properties included in continuing operations (in thousands):

	Weighted
	Square	Percent of	Rental	Percent of	Cost of	Percent of		Percent of
Region	Footage	Total	Income	Total	Operations	Total	NOI	Total
Southern California	3,988	20.6%	$64,474	23.8%	$17,493	20.7%	$46,981	25.2%
Northern California	1,760	9.1%	22,212	8.2%	6,455	7.7%	15,757	8.5%
Southern Texas	1,161	6.0%	11,849	4.4%	5,156	6.1%	6,693	3.6%
Northern Texas	1,689	8.7%	15,162	5.6%	5,765	6.8%	9,397	5.1%
South Florida	3,596	18.6%	31,515	11.6%	10,074	11.9%	21,441	11.5%
Virginia	2,945	15.2%	54,202	20.0%	15,595	18.5%	38,607	20.7%
Maryland	1,770	9.1%	38,873	14.3%	11,774	14.0%	27,099	14.5%
Oregon	1,314	6.8%	18,281	6.8%	6,663	7.9%	11,618	6.2%
Arizona	679	3.5%	6,976	2.6%	2,907	3.5%	4,069	2.2%
Washington	459	2.4%	7,231	2.7%	2,478	2.9%	4,753	2.5%

Total before depreciation and amortization	19,361	100.0%	270,775	100.0%	84,360	100.0%	186,415	100.0%

Depreciation and amortization			—		98,521		(98,521)

Total			$270,775		$182,881		$87,894

     Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of December 31, 2007. The Company analyzes this concentration to minimize significant industry exposure risk.

Business services	12.7%
Government	10.7%
Financial services	9.8%
Contractors	9.5%
Computer hardware, software and related service	9.3%
Warehouse, transportation and logistics	8.9%
Health services	7.1%
Retail	5.8%
Communications	5.6%
Home furnishing	4.0%
Electronics	3.1%

Total	86.5%

     The information below depicts the Company’s top 10 customers by annual rents as of December 31, 2007 (in thousands):

			% of Total
Tenants	Square Footage	Annual Rents (1)	Annual Rents
U.S. Government	505	$12,026	4.3%
Kaiser Permanente	194	3,718	1.3%
County of Santa Clara	97	2,489	0.9%
Intel	214	1,921	0.7%
Wells Fargo	102	1,706	0.6%
AARP	102	1,596	0.6%
Northrop Grumman	58	1,585	0.6%
Raytheon	78	1,391	0.5%
American Intercontinental University	75	1,310	0.5%
MCI	72	1,266	0.4%

Total	1,497	$29,008	10.4%

(1) For leases expiring prior to December 31, 2008, annualized rental income represents income to be received under existing leases from December 31, 2007 through the date of expiration.
Comparison of 2007 to 2006
     Results of Operations: Net income for the year ended December 31, 2007 was $68.7 million compared to $64.6 million for the year ended December 31, 2006. Net income allocable to common shareholders (net income less preferred stock distributions) for the year ended December 31, 2007 was $17.7 million compared to $16.6 million for the year ended December 31, 2006. Net income per common share on a diluted basis was $0.82 for the year ended December 31, 2007 compared to $0.77 for the year ended December 31, 2006 (based on weighted average diluted common shares outstanding of 21,634,000 and 21,646,000, respectively). These increases were due to an increase in income from continuing operations before minority interests of $2.5 million combined with a decrease in non-cash distributions reported in 2006 associated with preferred equity redemptions of $4.7 million partially offset by a higher level of preferred equity cash distributions of $3.2 million and a decrease in gain on disposition of real estate of $2.3 million.

     The following table presents the operating results of the properties for the years ended December 31, 2007 and 2006 in addition to other income and expense items affecting income from continuing operations before minority interests. The Company breaks out Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot data):

	For the Years Ended December 31,
	2007	2006	Change
Rental income:
Same Park (17.5 million rentable square feet) (1)	$238,783	$230,965	3.4%
Non-Same Park (2.1 million rentable square feet) (2)	31,992	11,249	184.4%

Total rental income	270,775	242,214	11.8%

Cost of operations:
Same Park	72,995	70,707	3.2%
Non-Same Park	11,365	3,964	186.7%

Total cost of operations	84,360	74,671	13.0%

Net operating income (3):
Same Park	165,788	160,258	3.5%
Non-Same Park	20,627	7,285	183.1%

Total net operating income	186,415	167,543	11.3%

Other income and expenses:
Facility management fees	724	625	15.8%
Interest and other income	5,104	6,874	(25.7%)
Interest expense	(4,130)	(2,575)	60.4%
Depreciation and amortization	(98,521)	(86,216)	14.3%
General and administrative	(7,917)	(7,046)	12.4%

Income from continuing operations before minority interests	$81,675	$79,205	3.1%

Same Park gross margin (4)	69.4%	69.4%	0.0%
Same Park weighted average for the period:
Occupancy	93.8%	93.4%	0.4%
Realized rent per square foot (5)	$14.55	$14.14	2.9%

(1)	See below for a definition of Same Park.

(2)	Represents operating properties owned by the Company as of December 31, 2007 that are not included in Same Park.

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
     Supplemental Property Data and Trends: In order to evaluate the performance of the Company’s overall portfolio over two given years, management analyzes the operating performance of a consistent group of properties owned and operated throughout both those years. The Company refers to those properties as the Same Park facilities. For 2007 and 2006, the Same Park facilities constitute 17.5 million rentable square feet, which includes all assets in continuing operations that the Company owned and operated from January 1, 2006 through December 31, 2007, representing approximately 89.4% of the total square footage of the Company’s portfolio for 2007.
     Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table) from continuing operations are summarized for the years ended December 31, 2007 and 2006 by major geographic region below. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

     The following table summarizes the Same Park operating results by major geographic region for the years ended December 31, 2007 and 2006. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2006, and the impact of such is included in Non-Same Park facilities in the table below (in thousands):

				Cost of	Cost of
	Rental Income	Rental Income		Operations	Operations		NOI	NOI
	December 31,	December 31,	Increase	December 31,	December 31,	Increase	December 31,	December 31,	Increase
Region	2007	2006	(Decrease)	2007	2006	(Decrease)	2007	2006	(Decrease)
Southern California	$63,570	$60,803	4.6%	$17,115	$17,362	(1.4%)	$46,455	$43,441	6.9%
Northern California	19,589	18,854	3.9%	5,380	5,006	7.5%	14,209	13,848	2.6%
Southern Texas	11,849	10,472	13.1%	5,156	4,668	10.5%	6,693	5,804	15.3%
Northern Texas	15,162	14,736	2.9%	5,765	5,811	(0.8%)	9,397	8,925	5.3%
South Florida	25,899	24,316	6.5%	7,869	8,041	(2.1%)	18,030	16,275	10.8%
Virginia	51,219	50,055	2.3%	14,779	14,056	5.1%	36,440	35,999	1.2%
Maryland	25,909	25,868	0.2%	7,251	6,616	9.6%	18,658	19,252	(3.1%)
Oregon	18,281	18,596	(1.7%)	6,663	6,288	6.0%	11,618	12,308	(5.6%)
Arizona	6,976	7,001	(0.4%)	2,907	2,746	5.9%	4,069	4,255	(4.4%)
Washington	329	264	24.6%	110	113	(2.7%)	219	151	45.0%

Total Same Park	238,783	230,965	3.4%	72,995	70,707	3.2%	165,788	160,258	3.5%
Non-Same Park	31,992	11,249	184.4%	11,365	3,964	186.7%	20,627	7,285	183.1%

Total before depreciation and amortization	270,775	242,214	11.8%	84,360	74,671	13.0%	186,415	167,543	11.3%
Depreciation and amortization	—	—	—	98,521	86,216	14.3%	(98,521)	(86,216)	14.3%

Total based on GAAP	$270,775	$242,214	11.8%	$182,881	$160,887	13.7%	$87,894	$81,327	8.1%

     The discussion of regional information below relates to Same Park properties:
Southern California
     This region includes San Diego, Orange and Los Angeles Counties. The increase in rental income was the result of a generally stable market supported by a diverse economy. The Company’s weighted average occupancies for the region decreased from 96.2% in 2006 to 95.1% in 2007. Realized rent per square foot increased 5.7% from $16.22 per square foot in 2006 to $17.15 per square foot in 2007. Although these markets continue to experience increasing rental rates, the Company has seen some signs of easing rental rate growth and increasing concessions due to high vacancies in the market.
Northern California
     This region includes Sacramento, South San Francisco, the East Bay and Silicon Valley submarkets. These markets have recently benefited from the strength of the technology industry as demand for space has increased and improved the ability to increase rental rates. The Company’s weighted average occupancies in this region have outperformed the market despite a decrease from 94.7% in 2006 to 93.4% in 2007. Realized rent per square foot increased 5.4% from $13.27 per square foot in 2006 to $13.98 per square foot in 2007.
Southern Texas
     This region, which includes the Austin and Houston markets, has historically faced challenging conditions such as declining market rental rates, higher vacancies and business failures. During 2007, the Company’s Southern Texas portfolio experienced a moderate level of increasing activity which is evidenced in the occupancy and rental rate improvement within the portfolio. The Company’s weighted average occupancies increased from 89.5% in 2006 to 94.1% in 2007. Realized rent per square foot increased 7.6% from $10.08 per square foot in 2006 to $10.85 per square foot in 2007.
Northern Texas
     This region consists of the Dallas market. Historically, this market is subject to high vacancy levels and flat to declining rental rates due to general availability of space, modest economic drivers and ongoing development. However, leasing activity in the market increased modestly during 2007 due to job growth. The Company’s weighted average occupancies for the region increased from 80.3% in 2006 to 86.3% in 2007. The increase in the Company’s weighted average occupancy was primarily due to the re-leasing of 198,000 square feet. Realized rent per square foot increased 9.1% from $9.53 per square foot in 2006 to $10.40 per square foot in 2007 as rental rates have increased modestly over expiring leases.
South Florida
     This region consists of the Company’s MICC business park located in the submarket of Miami-Dade County. The park is located less than one mile from the Miami International Airport. The Company’s weighted average occupancies for the park increased from 96.4% in 2006 to 98.2% in 2007. Realized rent per square foot increased 4.6% from $7.88 per square foot in 2006 to $8.24 in 2007. Demand in this market continues to benefit from population growth and international trade.
Virginia
     This region includes the major Northern Virginia suburban markets in the greater Washington D.C. market. The greater Washington D.C. market continues to demonstrate solid fundamentals. A major contributor to the market strength is tied to government contracting and defense spending. This submarket however has experienced a significant increase in the amount of sublease space, which placed pressure on rental rates and vacancy. The Company’s weighted average occupancies decreased from 94.8% in 2006 to 94.5% in 2007. Realized rent per square foot increased 2.7% from $18.94 per square foot in 2006 to $19.46 per square foot in 2007.
Maryland
     This region consists of facilities primarily in Montgomery County. Considered part of the greater Washington D.C. market, Maryland continues to experience solid market demand. The business of the federal government, healthcare and life sciences has continued to positively impact the Company’s portfolio. Although the Company’s weighted average occupancies decreased from 97.4% in 2006 to 95.1% in 2007, the Company is still outperforming the market. Realized rent per square foot increased 2.6% from $21.45 per square foot in 2006 to $22.00 per square foot in 2007.
Oregon
     This region consists primarily of two business parks in the Beaverton submarket of Portland, Oregon. Portland continues to experience modest levels of tenant retention and flat rental rates. During 2006 and early 2007, the market experienced an increase in leasing activity. The Company’s weighted average occupancies decreased from 90.2% in 2006 to 89.0% in 2007. Realized rent per square foot decreased 0.4% from $15.69 per square foot in 2006 to $15.63 per square foot in 2007.
Arizona
     The Arizona region consists primarily of properties in the Phoenix and Tempe submarkets, where rental rates are moderately increasing and rent concessions have been reduced. The Company’s weighted average occupancies in the region decreased from 94.0% in 2006 to 89.4% in 2007. Realized rent per square foot increased 4.6% from $10.98 per square foot in 2006 to $11.49 in 2007.
Washington
     The Company’s weighted average occupancies in the region have increased from 76.5% in 2006 to 90.4% in 2007. The primary reason for the 18.2% increase was the result of leasing up approximately 3,000 square feet of the property’s 28,000 square feet during 2007. Realized rent per square foot increased 5.4% from $12.36 per square foot in 2006 to $13.03 in 2007.

     Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the year ended December 31, 2007, $724,000 of revenue was recognized from facility management fees compared to $625,000 for the year ended December 31, 2006.
     Cost of Operations: Cost of operations, excluding discontinued operations, was $84.4 million for the year ended December 31, 2007 compared to $74.7 million for the year ended December 31, 2006. The increase was due primarily to the growth in the square footage of the Company’s portfolio of properties. Cost of operations as a percentage of rental income increased slightly from 30.8% in 2006 to 31.2% in 2007. Cost of operations for the year ended December 31, 2007 consisted primarily of the following items: property taxes ($23.5 million); property maintenance ($19.3 million); utilities ($17.8 million); and payroll ($13.0 million) as compared to cost of operations for the year ended December 31, 2006 which consisted primarily of the following items: property taxes ($21.1 million); property maintenance ($17.1 million); utilities ($15.2 million); and payroll ($12.0 million).
     Depreciation and Amortization Expense: Depreciation and amortization expense, excluding discontinued operations, was $98.5 million for the year ended December 31, 2007 compared to $86.2 million for the year ended December 31, 2006. The increase is primarily due to the acquisitions of 2.1 million square feet during 2006 and 2007, as well as depreciation expense on capital and tenant improvements acquired during 2006.
     General and Administrative Expense: General and administrative expense was $7.9 million for the year ended December 31, 2007 compared to $7.0 million for the year ended December 31, 2006. General and administrative expenses for the year ended December 31, 2007 consisted mainly of the following items: expenses which relate to the accounting, finance, and executive divisions of the Company, which primarily consist of payroll expenses ($3.3 million); professional fees, including expenses related to outside accounting, tax, legal and investor services ($1.2 million); stock compensation expense ($2.6 million); and other various expenses. General and administrative expenses for the year ended December 31, 2006 consisted mainly of the following items: expenses which relate to the accounting, finance, and executive divisions of the Company, which primarily consist of payroll expenses ($2.9 million); professional fees, including expenses related to outside accounting, tax, legal and investor services ($1.2 million); stock compensation expense ($2.2 million); and other various expenses. The increase was the result of higher compensation expense due to higher levels of salary and the long-term incentive plan for senior management.
     Interest and Other Income: Interest and other income reflects earnings on cash balances and dividends on marketable securities in addition to miscellaneous income items. Interest income was $4.9 million for the year ended December 31, 2007 compared to $6.8 million for the year ended December 31, 2006. The decrease is attributable to lower cash balances. Average cash balances for the year ended December 31, 2007 were $97.4 million compared to $137.6 million for the same period in 2006.
     Interest Expense: Interest expense was $4.1 million for the year ended December 31, 2007 compared to $2.6 million for the year ended December 31, 2006. The increase is primarily attributable to $40.6 million in mortgages assumed in connection with the purchase of Meadows Corporate Park in Silver Spring, Maryland and Wellington Commerce Park and Boca Commerce Park in Palm Beach County, Florida during 2006.
     Gain on Disposition of Real Estate: Included in income from discontinued operations is gain on disposition of real estate for the year ended December 31, 2006 of $2.3 million. During the year ended December 31, 2006, the Company disposed of five properties, four in Miami and one in Oregon. The four properties in Miami generated an aggregate gain of $865,000 with the remaining one property in Oregon providing a net gain of $1.5 million.
     Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $13.0 million ($6.9 million allocated to preferred unit holders and $6.2 million allocated to common unit holders) for the year ended December 31, 2007 compared to $16.8 million ($11.2 million allocated to preferred unit holders and $5.7 million allocated to common unit holders) for the year ended December 31, 2006. The reduction was primarily due to the reduction of higher rate preferred units and a decrease in non-cash distributions to the preferred unit holders for redemption of preferred partnership units.

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
     The following table presents the operating results of the properties for the years ended December 31, 2006 and 2005 in addition to other income and expense items affecting income from continuing operations before minority interests. The Company breaks out Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot data):

	For the Years Ended December 31,
	2006	2005	Change
Rental income:
Same Park (17.3 million rentable square feet) (1)	$227,073	$218,981	3.7%
Non-Same Park (1.4 million rentable square feet) (2)	15,141	623	2,330.3%

Total rental income	242,214	219,604	10.3%

Cost of operations:
Same Park	69,271	65,558	5.7%
Non-Same Park	5,400	154	3,406.5%

Total cost of operations	74,671	65,712	13.6%

Net operating income (3):
Same Park	157,802	153,423	2.9%
Non-Same Park	9,741	469	1,977.0%

Total net operating income	167,543	153,892	8.9%

Other income and expenses:
Facility management fees	625	579	7.9%
Interest and other income	6,874	4,888	40.6%
Interest expense	(2,575)	(1,330)	93.6%
Depreciation and amortization	(86,216)	(76,178)	13.2%
General and administrative	(7,046)	(5,843)	20.6%
Asset impairment due to casualty loss	—	(72)	(100.0%)

Income from continuing operations before minority interests	$79,205	$75,936	4.3%

Same Park gross margin (4)	69.5%	70.1%	(0.9%)
Same Park weighted average for the period:
Occupancy	93.4%	92.3%	1.2%
Realized rent per square foot (5)	$14.09	$13.75	2.5%

(1)	See below for a definition of Same Park.

(2)	Represents operating properties owned by the Company as of December 31, 2006 that are not included in Same Park.

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
     The following table summarizes the Same Park operating results by major geographic region for the years ended December 31, 2006 and 2005. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2005 and the impact of such is included in Non-Same Park facilities in the table below (in thousands):

				Cost of	Cost of
	Rental Income	Rental Income		Operations	Operations		NOI	NOI
	December 31,	December 31,	Increase	December 31,	December 31,	Increase	December 31,	December 31,	Increase
Region	2006	2005	(Decrease)	2006	2005	(Decrease)	2006	2005	(Decrease)
Southern California	$56,911	$54,096	5.2%	$15,926	$14,843	7.3%	$40,985	$39,253	4.4%
Northern California	18,854	18,971	(0.6%)	5,006	4,583	9.2%	13,848	14,388	(3.8%)
Southern Texas	10,472	9,615	8.9%	4,668	4,115	13.4%	5,804	5,500	5.5%
Northern Texas	14,736	15,712	(6.2%)	5,811	5,337	8.9%	8,925	10,375	(14.0%)
South Florida	24,316	22,080	10.1%	8,041	7,767	3.5%	16,275	14,313	13.7%
Virginia	50,055	48,699	2.8%	14,056	13,881	1.3%	35,999	34,818	3.4%
Maryland	25,868	24,189	6.9%	6,616	6,490	1.9%	19,252	17,699	8.8%
Oregon	18,596	18,453	0.8%	6,288	5,767	9.0%	12,308	12,686	(3.0%)
Arizona	7,001	6,936	0.9%	2,746	2,659	3.3%	4,255	4,277	(0.5%)
Washington	264	230	14.8%	113	116	(2.6%)	151	114	32.5%

Total Same Park	227,073	218,981	3.7%	69,271	65,558	5.7%	157,802	153,423	2.9%
Non-Same Park	15,141	623	2,330.3%	5,400	154	3,406.5%	9,741	469	1,977.0%

Total before depreciation and amortization	242,214	219,604	10.3%	74,671	65,712	13.6%	167,543	153,892	8.9%
Depreciation and amortization	—	—	—	86,216	76,178	13.2%	(86,216)	(76,178)	13.2%

Total based on GAAP	$242,214	$219,604	10.3%	$160,887	$141,890	13.4%	$81,327	$77,714	4.6%

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
Northern California
     This region includes Sacramento, South San Francisco, the East Bay and the Silicon Valley submarkets that had been affected by high vacancy due in part to failed technology companies. Economic conditions in the Silicon Valley submarkets began to show some signs of recovery as demand for space increased and rents started to stabilize. The Company’s weighted average occupancies outperformed the market with occupancy increasing from 93.2% in 2005 to 94.7% in 2006. Realized rent per square foot decreased 2.1% from $13.56 per square foot in 2005 to $13.27 per square foot in 2006.

Southern Texas
     This region, which includes Austin and Houston, is one of the Company’s markets that has faced challenging market conditions with sharply reduced market rental rates, higher vacancies and business failures continuing to adversely affect the Company’s operating results. During 2006, the Company’s Southern Texas portfolio experienced a moderate level of activity which was evidenced in the occupancy improvement within the portfolio. The Company’s weighted average occupancies increased from 85.9% in 2005 to 89.5% in 2006. Realized rent per square foot increased 4.6% from $9.64 per square foot in 2005 to $10.08 per square foot in 2006.
Northern Texas
     This region consists of the Dallas market. High vacancy levels and rent roll downs due to general availability of space, modest economic drivers and ongoing development have adversely affected this market. However, leasing activity in the market increased modestly during 2006. The Company’s weighted average occupancies for the region decreased from 85.9% in 2005 to 80.3% in 2006. The decrease was primarily due to the early 2006 expiration of 198,000 square feet previously leased to Citigroup. As of December 31, 2006, all of this space has been re-leased. Realized rent per square foot decreased 11.9% from $10.82 per square foot in 2005 to $9.53 per square foot in 2006.
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
Virginia
     This region includes the major Northern Virginia suburban markets in the greater Washington D.C. market. The greater Washington D.C. market continued to demonstrate solid fundamentals with sustained demand for space, improving rental rates and lower concessions. A major contributor to the market strength was tied to government contracting and defense spending. Approximately 11.7% of the existing leases in this market were executed prior to 2002, which was a high point in the market. This resulted in and we expect will continue to result in some rental rate roll downs as these leases are replaced at market rates. The Company’s weighted average occupancies decreased from 95.4% in 2005 to 94.8% in 2006. Realized rent per square foot increased 3.3% from $18.33 per square foot in 2005 to $18.94 per square foot in 2006.
Maryland
     This region consists of facilities primarily in Montgomery County. Considered part of the greater Washington D.C. market, Maryland continues to experience solid market demand. In more recent years this submarket has had a significant amount of sublease space, which placed increased pressure on rental rates and vacancy. This supply of sublease space has decreased, thereby decreasing downward pressure on rental rates. Approximately 7.4% of the existing leases in this market were executed prior to 2002, which was considered a high point in the market. This resulted in and we expect will continue to result in some rental rate roll downs. The Company’s weighted average occupancies increased from 95.4% in 2005 to 97.4% in 2006. Part of the Washington D.C. Metro market, Maryland is experiencing improving market conditions due primarily to higher levels of government contracting. Realized rent per square foot increased 4.8% from $20.47 per square foot in 2005 to $21.45 per square foot in 2006.
Oregon
     This region consists primarily of two business parks in the Beaverton submarket of Portland, Oregon. Portland was one of the markets hardest hit by the technology slowdown. In 2003 and 2004, the slowdown resulted in early lease terminations, low levels of tenant retention and significant declines in rental rates. During 2005 and continuing in 2006, the market experienced higher levels of leasing activity, with rental rates declining significantly from in- place rents and higher leasing concessions. The Company’s weighted average occupancies increased from 86.2% in 2005 to 90.2% in 2006. Realized rent per square foot decreased 3.4% from $16.24 per square foot in 2005 to $15.69 per square foot in 2006.

Arizona
     The Arizona region consists primarily of properties in the Phoenix and Tempe areas, where rents are moderately increasing and rent concessions have been reduced. The Company’s weighted average occupancies in the region decreased from 94.5% in 2005 to 94.0% in 2006. Realized rent per square foot increased 1.6% from $10.81 per square foot in 2005 to $10.98 in 2006.
Washington
     The Company’s weighted average occupancies in Washington increased from 75.1% in 2005 to 76.5% in 2006. Realized rent per square foot increased 13.0% from $10.94 per square foot in 2005 to $12.36 in 2006.
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
     General and Administrative Expense: General and administrative expense was $7.0 million for the year ended December 31, 2006 compared to $5.8 million for the year ended December 31, 2005. General and administrative expenses for the year ended December 31, 2006 consisted mainly of the following items: expenses which relate to the accounting, finance, and executive divisions of the Company, which primarily consist of payroll expenses ($2.9 million); professional fees, including expenses related to outside accounting, tax, legal and investor services ($1.2 million); stock compensation expense ($2.2 million); and other various expenses. General and administrative expenses for the year ended December 31, 2005 consisted mainly of the following items: expenses which relate to the accounting, finance, and executive divisions of the Company, which primarily consist of payroll expenses ($3.0 million); professional fees, including expenses related to outside accounting, tax, legal and investor services ($1.1 million); stock compensation expense ($634,000); and other various expenses. The increase in stock compensation expense was primarily due to the long-term incentive plan for senior management put into place in the first quarter of 2006.
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
     Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $16.8 million ($11.2 million allocated to preferred unit holders and $5.7 million allocated to common unit holders) for the year ended December 31, 2006 compared to $21.5 million ($10.7 million allocated to preferred unit holders and $10.9 million allocated to common unit holders) for the year ended December 31, 2005. The decrease was primarily due to the reduction of gain on disposition of real estate and income from sold properties allocated to minority interest offset with an increase in non-cash distributions to preferred unit holders for redemption of preferred partnership units.
Liquidity and Capital Resources
     Cash and cash equivalents decreased $32.0 million from $67.0 million at December 31, 2006 to $35.0 million at December 31, 2007. The decrease was primarily the result of property acquisitions, capital improvements and stock repurchases partially offset by operating cash flow and the net change in preferred equity.
     Net cash provided by operating activities for the years ended December 31, 2007 and 2006 was $184.1 million and $166.1 million, respectively. The increase in cash provided by operating activities was primarily the result of a $18.9 million increase in total net operating income. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders in addition to providing additional retained cash for future growth, debt repayment and stock repurchases.
     Net cash used in investing activities was $180.2 million and $170.0 million for the years ended December 31, 2007 and 2006, respectively. The change of $10.2 million was primarily due to a decrease in proceeds from dispositions of real estate of $7.7 million and an increase in capital improvements to $42.6 million compared to $39.2 million in the prior year offset with an increase in insurance proceeds of $849,000.
     Net cash used in financing activities was $35.9 million and $129.7 million for the years ended December 31, 2007 and 2006, respectively. The change of $93.8 million was primarily due to an increase of $58.8 million in net proceeds from the issuance of preferred equity and a decrease of $68.9 million in preferred equity redemptions. Additionally, the Company repurchased $28.6 million of common stock for the year ended December 31, 2007 compared to $16.1 million for the year ended December 31, 2006. As a result of the stock repurchases and preferred equity transactions in 2007, the Company increased its preferred equity outstanding from 25.2% of its market capitalization at December 31, 2006 to 34.5% at December 31, 2007. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding mortgages and (3) the total number of common shares and common units outstanding at December 31, 2007 multiplied by the closing price of the stock on that date. The Company had preferred and common equity distributions of $103.9 million for the year ended December 31, 2007 compared to $87.8 million for the year ended December 31, 2006.
     The Company focuses on retaining cash for reinvestment as we believe that this provides the greatest level of financial flexibility. During the years ended December 31, 2007 and 2006, the Company generated approximately $42.1 million and $44.4 million, respectively, of retained cash. The Company defines retained cash as funds from operations less recurring capital expenditures, distributions and other non-cash adjustments. The amount of cash we retain depends in part on the amount of distributions we make to our stockholders, and, because the U.S. federal income tax rules applicable to REITs require us to distribute 90% of our taxable income to our stockholders, the amount of our distributions depends in part on the amount of our taxable income. Taxable income is a function of many factors which include, among others, the Company’s operating income, acquisition activity and preferred distributions. The Company takes these requirements into account when formulating strategies to increase the amount of its retained cash. As the Company continues to grow as a function of improving operating fundamentals and acquisitions, combined with the refinancing of high rate preferred equity, taxable income has and will likely continue to increase, requiring increased distributions to the Company’s common shareholders. During the second quarter of 2007, the Company increased its quarterly dividend from $0.29 per common share to $0.44 per common share. With retained cash of $42.1 million for the year ended December 31, 2007, the Company believes it has sufficient cash flow to cover the increased dividend. Going forward, the Company will continue to monitor its taxable income and the corresponding dividend requirements.
     The Company’s capital structure is characterized by nominal debt. As of December 31, 2007, the Company had six fixed rate mortgage notes payable totaling $60.7 million, which represented approximately 2.6% of its total market capitalization. The weighted average interest rate for the mortgage notes is approximately 5.94% per annum. The Company had approximately 7.2% of its properties, based on net book value, encumbered at December 31, 2007.
     During 2007, the Company issued an aggregate of $155.8 million of preferred equity with a weighted average rate of 6.688%. Proceeds from the various offerings were used to redeem higher rate preferred equity aggregating $50.0 million with a rate of 8.750%. In addition, proceeds were used to provide permanent financing for the Company’s acquisitions made in 2007.
     During 2006, the Company issued an aggregate of $95.0 million of preferred equity with a rate of 7.375%. Proceeds from the various offerings were used to redeem higher rate preferred equity of $118.9 million with a weighted average rate of 9.389%.
     The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100.0 million and matures on August 1, 2008. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.50% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.65%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $450,000, which is being amortized over the life of the Credit Facility. The Company had no balance outstanding on its Credit Facility at December 31, 2007 and 2006.
     The Company’s funding strategy has been to use permanent capital, including common and preferred stock, and internally generated retained cash flows. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its Credit Facility. The Company targets a minimum ratio of FFO to combined fixed charges and preferred distributions of 2.6 to 1.0. Fixed charges include interest expense and capitalized interest. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the year ended December 31, 2007, the FFO to fixed charges and preferred distributions coverage ratio was 3.0 to 1.0, excluding the effects of Emerging Issues Task Force (“EITF”) Topic D-42.
     Non-GAAP Supplemental Disclosure Measure: Funds from Operations: Management believes that FFO is a useful supplemental measure of the Company’s operating performance. The Company computes FFO in accordance with the White Paper on FFO approved by the Board of Governors of the NAREIT. The White Paper defines FFO as net income, computed in accordance with GAAP, before depreciation, amortization, minority interest in income, gains or losses on asset dispositions and extraordinary items. Management believes that FFO provides a useful measure of the Company’s operating performance and when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income.

     FFO should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance or liquidity as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially affect the Company’s results of operations.
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
     FFO for the Company is computed as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Net income allocable to common shareholders	$17,729	$16,647	$32,283	$29,123	$33,312
Gain on sale of marketable and other securities	—	—	—	—	(2,043)
Gain on disposition of real estate	—	(2,328)	(18,109)	(15,462)	(2,897)
Equity income from sale of joint venture properties	—	—	—	—	(1,376)
Depreciation and amortization	98,521	86,243	77,420	73,793	59,107
Minority interest in income — common units	6,155	5,673	10,869	9,760	11,345

Consolidated FFO allocable to common shareholders and minority interests	122,405	106,235	102,463	97,214	97,448
FFO allocated to minority interests — common units	(31,580)	(27,005)	(25,810)	(24,401)	(24,657)

FFO allocated to common shareholders	$90,825	$79,230	$76,653	$72,813	$72,791

     FFO allocated to common shareholders and minority interests for the year ended December 31, 2007 increased $16.2 million over the year ended December 31, 2006. FFO for the year ended December 31, 2006 included non-cash distributions of $4.7 million, related to the application of EITF Topic D-42 and the redemption of preferred equity. Excluding these non-cash adjustments, the increase in FFO was primarily due to an increase in income from continuing operations partially offset by an increase in preferred equity cash distributions.
     Capital Expenditures: During the years ended December 31, 2007, 2006 and 2005, the Company incurred $37.4 million, $34.1 million and $35.8 million, respectively, in recurring capital expenditures or $1.93, $1.89 and $2.01 per weighted average square foot, respectively. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. The Company expects the higher levels of transactions to continue into 2008 as a result of competition in difficult markets. The following depicts actual capital expenditures for the years ended December 31, (in thousands):

	2007	2006	2005
Recurring capital expenditures	$37,362	$34,096	$35,821
Property renovations and other capital expenditures	5,239	5,131	4,519

Total capital expenditures	$42,601	$39,227	$40,340

     Stock Repurchase: The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 4.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the year ended December 31, 2007, the Company repurchased 601,042 shares of common stock at an aggregate cost of $31.9 million or an average cost per share of $53.00. During the year ended December 31, 2006, the Company repurchased 309,100 shares of common stock at an aggregate cost of $16.1 million or an average cost per share of $52.14.

     Subsequent to December 31, 2007, the Company repurchased 370,042 shares of common stock at an aggregate cost of $18.3 million or an average cost per share of $49.52. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million or an average cost per share of $35.84.
     On February 25, 2008, the Board of Directors authorized the repurchase of an additional 2.0 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Purchases will be made subject to market conditions and other investment opportunities available to the Company. Under existing board authorizations, the Company can repurchase 2.2 million shares.
     Redemption of Preferred Equity: On December 15, 2006, the Company called 2.0 million depositary shares ($50.0 million) of its 8.750% Cumulative Preferred Stock, Series F for January, 2007 redemption. The Company reported the excess of the redemption amount over the carrying amount, $1.7 million, as an additional allocation of net income to preferred shareholders and a corresponding reduction of net income allocable to common shareholders and common unit holders for the year ended December 31, 2006. The Company redeemed the Series F units on January 29, 2007.
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
     Related Party Transactions: At December 31, 2007, PS owned 26.1% of the outstanding shares of the Company’s common stock and 26.0 % of the outstanding common units of the Operating Partnership (100.0% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 45.3% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PS. Harvey Lenkin is a Director of both the Company and PS.
     Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and affiliated entities for certain administrative services. These costs totaled $303,000 in 2007 and are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PS and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled $724,000 in 2007. In December, 2006, PS also began providing property management services for the mini storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contracts with PS totaled approximately $47,000 for the year ended December 31, 2007.
     Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.
     Contractual Obligations: The table below summarizes projected payments due under our contractual obligations as of December 31, 2007 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Mortgage notes payable (principal and interest)	$74,785	$4,914	$13,912	$24,181	$31,778

Total	$74,785	$4,914	$13,912	$24,181	$31,778

     The Company is scheduled to pay cash dividends of $58.0 million per year on its preferred equity outstanding as of December 31, 2007. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting either of common stock or preferred equity. At December 31, 2007, the Company’s debt as a percentage of shareholders’ equity and minority interest (based on book values) was 4.3%.
     The Company’s market risk sensitive instruments include mortgage notes payable of $60.7 million at December 31, 2007. All of the Company’s mortgage notes payable bear interest at fixed rates. See Notes 2, 5 and 6 to consolidated financial statements for the terms, valuations and approximate principal maturities of the Company’s mortgage notes payable and the line of credit as of December 31, 2007. Based on borrowing rates currently available to the Company, combined with the amount of fixed rate debt outstanding, the difference between the carrying amount of debt and its fair value is insignificant.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements of the Company at December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Schedules in Item 15.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Company files and submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.
     As of December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
PS Business Parks, Inc.
     We have audited PS Business Parks, Inc’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PS Business Parks, Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, PS Business Parks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 26, 2008 expressed an unqualified opinion thereon.
Los Angeles, California
February 26, 2008

ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement to be filed in connection with the annual shareholders’ meeting to be held in 2008 (the “Proxy Statement”) under the caption “Election of Directors.”
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
     Information required by this item with respect to the compliance with Section 16(a) is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
     The following table sets forth information as of December 31, 2007 on the Company’s equity compensation plans:

	(a)		(b)		(c)
	Number of Securities		Weighted		Number of Securities
	to be Issued Upon		Average		Remaining Available for
	Exercise of		Exercise Price of		Future Issuance under
	Outstanding		Outstanding		Equity Compensation
	Options, Warrants,		Options,		Plans (Excluding
	and		Warrants, and		Securities Reflected in
Plan Category	Rights		Rights		Column (a))
Equity compensation plans approved by security holders	800,814		$42.43		1,249,261
Equity compensation plans not approved by security holders	—		$—		—

Total	800,814	*	$42.43	*	1,249,261	*

*	Amounts include restricted stock units

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Corporate Governance” and “Certain Relationships and Related Transactions.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Audit Fees: Audit fees include fees generated by all services performed by Ernst & Young LLP to comply with generally accepted auditing standards or for services related to the audit and review of the Company’s financial statements. Audit fees billed (or expected to be billed) to the Company by Ernst & Young LLP for audit of the Company’s consolidated financial statements and internal control over financial reporting, review of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and services in connection with the Company’s registration statements and securities offerings totaled $375,000 for 2007 and $382,000 for 2006.
     Audit-Related Fees: Audit-related fees representing professional fees provided by Ernst & Young LLP in connection with the audit of the Company’s 401(K) savings plan and property acquisition audits totaled $18,000 for 2007 and $53,000 for 2006.
     Tax Fees: Tax fees billed (or expected to be billed) to the Company by Ernst & Young LLP for tax compliance and consulting services totaled $158,000 for 2007 and $149,000 for 2006.
     All Other Fees: During 2007 and 2006, Ernst & Young LLP did not bill the Company for any services other than audit, audit-related and tax services.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
PS Business Parks, Inc.
     We have audited the accompanying consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Business Parks, Inc. at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PS Business Parks, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.
Los Angeles, California
February 26, 2008

PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except
	share data)
ASSETS

Cash and cash equivalents	$35,041	$67,017
Real estate facilities, at cost:
Land	494,849	439,777
Buildings and equipment	1,484,049	1,353,442

	1,978,898	1,793,219
Accumulated depreciation	(539,857)	(441,336)

	1,439,041	1,351,883
Land held for development	7,869	9,011

	1,446,910	1,360,894
Rent receivable	2,240	2,080
Deferred rent receivable	21,927	21,454
Other assets	10,465	12,154

Total assets	$1,516,583	$1,463,599

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accrued and other liabilities	$51,058	$43,129
Preferred stock called for redemption	—	50,000
Mortgage notes payable	60,725	67,048

Total liabilities	111,783	160,177
Minority interests:
Preferred units	94,750	82,750
Common units	154,470	165,469
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 28,650 and 22,900 shares issued and outstanding at December 31, 2007 and 2006, respectively	716,250	572,500
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,777,219 and 21,311,005 shares issued and outstanding at December 31, 2007 and 2006, respectively	207	213
Paid-in capital	371,267	398,048
Cumulative net income	552,069	483,403
Cumulative distributions	(484,213)	(398,961)

Total shareholders’ equity	1,155,580	1,055,203

Total liabilities and shareholders’ equity	$1,516,583	$1,463,599

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands, except
	per share data)
Revenues:
Rental income	$270,775	$242,214	$219,604
Facility management fees	724	625	579

Total operating revenues	271,499	242,839	220,183
Expenses:
Cost of operations	84,360	74,671	65,712
Depreciation and amortization	98,521	86,216	76,178
General and administrative	7,917	7,046	5,843

Total operating expenses	190,798	167,933	147,733
Other income and expenses:
Interest and other income	5,104	6,874	4,888
Interest expense	(4,130)	(2,575)	(1,330)

Total other income and expenses	974	4,299	3,558
Asset impairment due to casualty loss	—	—	72
Income from continuing operations before minority interests	81,675	79,205	75,936

Minority interests in continuing operations:
Minority interest in income — preferred units:
Distributions to preferred unit holders	(6,854)	(9,789)	(10,350)
Redemption of preferred operating partnership units	—	(1,366)	(301)
Minority interest in income — common units	(6,155)	(5,113)	(5,611)

Total minority interests in continuing operations	(13,009)	(16,268)	(16,262)
Income from continuing operations	68,666	62,937	59,674

Discontinued operations:
Income (loss) from discontinued operations	—	(125)	2,769
Gain on disposition of real estate	—	2,328	18,109
Minority interest in income attributable to discontinued operations — common units	—	(560)	(5,258)

Income from discontinued operations	—	1,643	15,620
Net Income	68,666	64,580	75,294

Net income allocable to preferred shareholders:
Preferred stock distributions:
Preferred stock distributions	50,937	44,553	43,011
Redemptions of preferred stock	—	3,380	—

Total preferred stock distributions	50,937	47,933	43,011

Net income allocable to common shareholders	$17,729	$16,647	$32,283

Net income per common share — basic:
Continuing operations	$0.83	$0.70	$0.76
Discontinued operations	$—	$0.08	$0.72
Net income	$0.83	$0.78	$1.48

Net income per common share — diluted:
Continuing operations	$0.82	$0.69	$0.76
Discontinued operations	$—	$0.08	$0.71
Net income	$0.82	$0.77	$1.47

Weighted average common shares outstanding:
Basic	21,313	21,335	21,826

Diluted	21,634	21,646	22,018

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Cumulative
	Preferred Stock		Common Stock		Paid-in	Net	Cumulative	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Distributions	Equity
	(In thousands, except share data)
Balances at December 31, 2004	20,434	$510,850	21,839,667	$218	$420,351	$343,529	$(257,984)	$1,016,964
Issuance of preferred stock, net of costs	3,300	82,500	—	—	(2,873)	—	—	79,627
Repurchase of common stock	—	—	(361,400)	(4)	(16,628)	—	—	(16,632)
Exercise of stock options	—	—	70,364	1	1,936	—	—	1,937
Stock compensation	—	—	11,962	—	2,588	—	—	2,588
Net income	—	—	—	—	—	75,294	—	75,294
Distributions:
Preferred stock	—	—	—	—	—	—	(43,011)	(43,011)
Common stock	—	—	—	—	—	—	(25,315)	(25,315)
Adjustment to minority interests underlying ownership	—	—	—	—	2,006	—	—	2,006

Balances at December 31, 2005	23,734	593,350	21,560,593	215	407,380	418,823	(326,310)	1,093,458
Issuance of preferred stock, net of costs	3,800	95,000	—	—	(2,798)	—	—	92,202
Redemption of preferred stock	(2,634)	(65,850)	—	—	1,658	—	(1,658)	(65,850)
Preferred stock called for redemption	(2,000)	(50,000)	—	—	1,722	—	(1,722)	(50,000)
Repurchase of common stock	—	—	(309,100)	(3)	(16,114)	—	—	(16,117)
Exercise of stock options	—	—	37,900	1	1,366	—	—	1,367
Stock compensation	—	—	21,612	—	2,286	—	—	2,286
Net income	—	—	—	—	—	64,580	—	64,580
Distributions:
Preferred stock	—	—	—	—	—	—	(44,553)	(44,553)
Common stock	—	—	—	—	—	—	(24,718)	(24,718)
Adjustment to minority interests underlying ownership	—	—	—	—	2,548	—	—	2,548

Balances at December 31, 2006	22,900	572,500	21,311,005	213	398,048	483,403	(398,961)	1,055,203
Issuance of preferred stock, net of costs	5,750	143,750	—	—	(4,183)	—	—	139,567
Repurchase of common stock	—	—	(601,042)	(6)	(31,847)	—	—	(31,853)
Exercise of stock options	—	—	43,384	—	1,468	—	—	1,468
Stock compensation	—	—	23,872	—	2,813	—	—	2,813
Shelf registration	—	—	—	—	(88)	—	—	(88)
Net income	—	—	—	—	—	68,666	—	68,666
Distributions:
Preferred stock	—	—	—	—	—	—	(50,937)	(50,937)
Common stock	—	—	—	—	—	—	(34,315)	(34,315)
Adjustment to minority interests underlying ownership	—	—	—	—	5,056	—	—	5,056

Balances at December 31, 2007	28,650	$716,250	20,777,219	$207	$371,267	$552,069	$(484,213)	$1,155,580

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$68,666	$64,580	$75,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	98,521	86,243	77,420
In-place lease adjustment	(102)	232	155
Lease incentives net of tenant improvement reimbursements.	(33)	440	144
Amortization of mortgage premium	(247)	(76)	—
Minority interest in income	13,009	16,828	21,520
Gain on disposition of properties	—	(2,328)	(18,109)
Impairment of assets from casualty loss	—	—	72
Stock compensation expense	2,813	2,845	1,060
Increase in receivables and other assets	(1,015)	(3,741)	(5,004)
Increase (decrease) in accrued and other liabilities	2,482	1,111	(3,724)

Total adjustments	115,428	101,554	73,534

Net cash provided by operating activities	184,094	166,134	148,828

Cash flows from investing activities:
Capital improvements to real estate facilities	(42,601)	(39,227)	(40,340)
Acquisition of real estate facilities	(138,936)	(138,973)	(20,073)
Proceeds from disposition of real estate	—	7,714	84,802
Insurance proceeds from casualty loss	1,349	500	—

Net cash (used in) provided by investing activities	(180,188)	(169,986)	24,389

Cash flows from financing activities:
Principal payments on mortgage notes payable	(1,126)	(762)	(472)
Repayment of mortgage note payable	(4,950)	—	—
Net proceeds from the issuance of preferred stock	139,567	92,448	79,627
Net proceeds from the issuance of preferred units	11,665	—	19,465
Exercise of stock options	1,468	1,367	1,937
Shelf registration costs	(88)	—	—
Repurchase of common stock	(28,551)	(16,117)	(14,465)
Redemption of preferred units	—	(53,000)	(12,000)
Redemption of preferred stock	(50,000)	(65,850)	—
Distributions paid to preferred shareholders	(50,937)	(44,799)	(43,011)
Distributions paid to minority interests — preferred units	(6,854)	(9,789)	(10,350)
Distributions paid to common shareholders	(34,315)	(24,718)	(25,315)
Distributions paid to minority interests — common units	(11,761)	(8,474)	(8,474)

Net cash used in financing activities	(35,882)	(129,694)	(13,058)

Net (decrease) increase in cash and cash equivalents	(31,976)	(133,546)	160,159
Cash and cash equivalents at the beginning of the period	67,017	200,563	40,404

Cash and cash equivalents at the end of the period	$35,041	$67,017	$200,563

Supplemental disclosures:
Interest paid, net of interest capitalized	$4,145	$2,575	$1,330

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Supplemental schedule of non cash investing and financing activities:
Adjustment to minority interest to underlying ownership:
Minority interest — common units	$(5,391)	$(1,182)	$(2,240)
Paid-in capital	$5,391	$1,182	$2,240
Effect of EITF Topic D-42 Cumulative distributions	$—	$(3,380)	$—
Minority interest — common units	$—	$(1,366)	$(301)
Paid-in capital	$—	$4,746	$301
Mortgage note payable assumed in property acquisition:
Real estate facilities	$—	$(41,993)	$(14,998)
Mortgage notes payable	$—	$41,993	$14,998
Accrued lease inducements:
Other assets	$—	$—	$(1,985)
Accrued and other liabilities	$—	$—	$1,985
Accrued stock repurchase:
Paid-in capital	$(3,302)	$—	$(2,167)
Accrued and other liabilities	$3,302	$—	$2,167
Preferred stock called for redemption:
Preferred stock	$—	$(50,000)	$—
Preferred stock called for redemption	$—	$50,000	$—
See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
1. Organization and description of business
Organization
     PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of December 31, 2007, PSB owned 74.0% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units were owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”
Description of business
     The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties, primarily multi-tenant flex, office and industrial space. As of December 31, 2007, the Company owned and operated approximately 19.6 million rentable square feet of commercial space located in eight states. The Company also manages approximately 1.4 million rentable square feet on behalf of PS and its affiliated entities.
     Any reference to the number of properties or square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the public Company Accounting Oversight Board (United States).
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
Allowance for doubtful accounts
     The Company monitors the collectibility of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make required rent payments to us. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $300,000 at December 31, 2007 and 2006.

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
Real estate facilities
     Real estate facilities are recorded at cost. Costs related to the renovation or improvement of the properties are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Expenditures that are expected to benefit a period greater than two years and exceed $2,000 are capitalized and depreciated over the estimated useful life. Buildings and equipment are depreciated on the straight-line method over the estimated useful lives, which are generally 30 and five years, respectively. Leasing costs in excess of $1,000 for leases with terms greater than two years are capitalized and depreciated over their estimated useful lives. Leasing costs for leases of less than two years or less than $1,000 are expensed as incurred.
     Interest cost and property taxes incurred during the period of construction of real estate facilities are capitalized. The Company did not capitalize any interest expense or property taxes during the years ended December 31, 2007, 2006 and 2005.
Properties held for disposition
     The Company accounts for properties held for disposition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is classified as an asset held for disposition when it meets the requirements of SFAS No. 144, which include, among other criteria, the approval of the sale of the asset, the marketing of the asset for sale and the expectation of the Company that the sale will likely occur within the next 12 months. Upon classification of an asset as held for disposition, the net book value of the asset is included on the balance sheet as properties held for disposition, depreciation of the asset is ceased and the operating results of the asset are included in discontinued operations.
Intangible assets/liabilities
     Intangible assets and liabilities include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values (included in other assets and accrued liabilities in the accompanying consolidated balance sheet) are amortized, net, to rental income over the remaining non-cancelable terms of the respective leases. The Company recorded net amortization of $102,000, $232,000 and $155,000 of intangible assets and liabilities resulting from the above and below market lease values during the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, the value of in-place leases resulted in a net intangible asset of $419,000, net of $773,000 of accumulated amortization, and a net intangible liability of $1.0 million, net of $340,000 of accumulated amortization. As of December 31, 2006, the value of in-place leases resulted in a net intangible asset of $656,000, net of $535,000 of accumulated amortization.

Evaluation of asset impairment
     The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At December 31, 2007, the Company did not consider any assets to be impaired.
Asset impairment due to casualty loss
     It is the Company’s policy to record as a casualty loss or gain, in the period the casualty occurs, the differential between (a) the book value of assets destroyed and (b) any insurance proceeds that the Company expects to receive in accordance with its insurance contracts. Potential proceeds from insurance that are subject to any uncertainties, such as interpretation of deductible provisions of the governing agreements, the estimation of costs of restoration, or other such items, are treated as contingent proceeds in accordance with SFAS No. 5, “Accounting for Contingencies,” and not recorded until the uncertainties are satisfied.
     For the year ended December 31, 2007, no material casualty losses were recorded.
     For the year ended December 31, 2006, one of the Company’s real estate assets located in Southern California was damaged as a result of a fire. The Company estimated that the costs to restore this facility would be approximately $392,000. The Company has third-party insurance, subject to certain deductibles, that covers restoration of physical damage and the loss of income due to the physical damage incurred. The Company’s insurers paid all of the costs associated with the fire less the applicable deductible. The cost to restore the facility was within the Company’s estimate. The net book value of the assets destroyed was approximately $266,000. In addition, the Company incurred approximately $126,000 of non-capitalized expense in 2006. Accordingly, no casualty loss was recorded for the year ended December 31, 2006.
     For the year ended December 31, 2005, several of the Company’s real estate assets located in South Florida were damaged as a result of a series of hurricanes. The Company estimated that the costs to restore these facilities would be approximately $2.3 million. The Company has third-party insurance, subject to certain deductibles, that covers restoration of physical damage and the loss of income due to the physical damage incurred. The Company’s insurers paid approximately $1.6 million of the physical damage. The cost to restore the facility was within the Company’s estimate. The net book value of the assets destroyed was approximately $1.1 million. In addition, the Company incurred approximately $510,000 of non-capitalized expense incurred in 2005. Accordingly, The Company has recorded a casualty loss of $72,000 for the year ended December 31, 2005.
Stock-based compensation
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Due to the Company adopting the Fair Value Method of accounting for stock options effective January 1, 2002, the adoption of SFAS No. 123(R) did not have a material impact on the results of operations or the financial position of the Company. See Note 10.

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
Income taxes
     The Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2007, 2006 and 2005 and intends to continue to meet such requirements. Accordingly, no provision for income taxes has been made in the accompanying financial statements.
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

Accounting for preferred equity issuance costs
     In accordance with Emerging Issues Task Force (“EITF”) Topic D-42, the Company records its issuance costs as a reduction to paid-in capital on its balance sheet at the time the preferred securities are issued and reflects the carrying value of the preferred stock at the stated value. The Company records issuance costs as non-cash preferred equity distributions at the time it notifies the holders of preferred stock or units of its intent to redeem such shares or units.
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

	2007	2006	2005
Net income allocable to common shareholders	$17,729	$16,647	$32,283

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	21,313	21,335	21,826
Net effect of dilutive stock compensation — based on treasury stock method using average market price	321	311	192

Diluted weighted average common shares outstanding	21,634	21,646	22,018

Net income per common share — Basic	$0.83	$0.78	$1.48

Net income per common share — Diluted	$0.82	$0.77	$1.47

     Options to purchase approximately 32,000, 20,000 and 80,000 shares for the years ended December 31 2007, 2006 and 2005, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.
Segment reporting
     The Company views its operations as one segment.
Reclassifications
     Certain reclassifications have been made to the consolidated financial statements for 2006 and 2005 in order to conform to the 2007 presentation.

3. Real estate facilities
     The activity in real estate facilities for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Equipment	Depreciation	Total
Balances at December 31, 2004	$368,388	$1,132,405	$(279,076)	$1,221,717
Acquisition of real estate	15,129	20,054	—	35,183
Disposition of real estate	—	(1,526)	1,135	(391)
Asset impairment due to casualty loss	—	(1,135)	—	(1,135)
Capital improvements, net	—	40,132	—	40,132
Depreciation expense	—	—	(77,420)	(77,420)
Transfer to properties held for Disposition	(209)	(115)	133	(191)

Balances at December 31, 2005	383,308	1,189,815	(355,228)	1,217,895
Acquisition of real estate	56,469	124,774	—	181,243
Disposition of real estate	—	—	27	27
Asset impairment due to casualty loss	—	(374)	108	(266)
Capital improvements, net	—	39,227	—	39,227
Depreciation expense	—	—	(86,243)	(86,243)

Balances at December 31, 2006	439,777	1,353,442	(441,336)	1,351,883
Acquisition of real estate	53,930	88,006	—	141,936
Capital improvements, net	—	42,601	—	42,601
Depreciation expense	—	—	(98,521)	(98,521)
Transfer from land held for development	1,142	—	—	1,142

Balances at December 31, 2007	$494,849	$1,484,049	$(539,857)	$1,439,041

     The unaudited basis of real estate facilities for federal income tax purposes was approximately $1.4 billion at December 31, 2007. The Company had approximately 7.2% of its properties, in terms of net book value, encumbered by mortgage debt at December 31, 2007.
     On February 16, 2007, the Company acquired Overlake Business Center, a 493,000 square foot multi-tenant office and flex business park located in Redmond, Washington, for $76.0 million. On March 27, 2007, the Company acquired Commerce Campus, a 252,000 square foot multi-tenant office and flex business park located in Santa Clara, California, for $39.2 million. On August 3, 2007, the Company acquired Fair Oaks Corporate Center, a 125,000 square foot multi-tenant office park located in Fairfax, Virginia, for $25.4 million.
     On February 8, 2006, the Company acquired WesTech Business Park, a 366,000 square foot office and flex park in Silver Spring, Maryland, for $69.3 million. On June 14, 2006, the Company acquired four multi-tenant flex buildings, aggregating 88,800 square feet, located in Signal Hill, California, for $10.7 million. On June 20, 2006, the Company acquired Beaumont at Lafayette, a 107,300 square foot multi-tenant flex park in Chantilly, Virginia, for $15.8 million. On June 29, 2006, the Company acquired Meadows Corporate Park, a 165,000 square foot multi-tenant office park in Silver Spring, Maryland, for $29.9 million. In connection with the acquisition, the Company assumed a $16.8 million mortgage which bears interest at a fixed rate of 7.20% through November, 2011 at which time it can be prepaid without penalty. On October 27, 2006, the Company acquired Rogers Avenue, a multi-tenant industrial and flex park, aggregating 66,500 square feet, located in San Jose, California, for $8.4 million. On December 8, 2006, the Company acquired Boca Commerce Park and Wellington Commerce Park, two multi-tenant flex parks, aggregating 398,000 square feet, located in Palm Beach County, Florida, for a combined price of $46.2 million. In addition, in connection with the Palm Beach County purchases, the Company assumed three mortgages with a combined total of $23.8 million with a weighted average fixed interest rate of 5.84%.

     On October 25, 2005, the Company acquired a 233,000 square foot multi-tenant flex space in San Diego, California, for $35.1 million. In connection with the acquisition, the Company assumed a $15.0 million mortgage which bears interest at a fixed rate of 5.73%.
     The following table summarizes the assets and liabilities acquired during the years ended December 31, (in thousands):

	2007	2006	2005
Land	$53,930	$56,469	$15,129
Buildings and equipment	88,006	124,774	20,054
In-place leases	(1,357)	433	—

Total purchase price	140,579	181,676	35,183
Mortgages assumed	—	(41,993)	(14,998)
Net operating assets and liabilities acquired	(1,643)	(710)	(112)

Total cash paid	$138,936	$138,973	$20,073

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
     Included in the consolidated statements of income for the year ended December 31, 2006 are cost of operations and depreciation of $98,000 and $27,000, respectively, reported as discontinued operations for properties sold.
     In January, 2005, the Company closed on the sale of 8.2 acres of land within the Cornell Oaks project in Beaverton, Oregon. The sales price for the land was $3.6 million, resulting in a gain of $1.8 million. During the second quarter, the Company closed on the sale of a 7,100 square foot unit at MICC for $750,000, resulting in a gain of $137,000. On February 15, 2005, the Company sold a 56,000 square foot retail center located at MICC. The sales price was $12.2 million, resulting in a gain of $967,000. In addition, on January 20, 2005, the Company closed on the sale of a 7,100 square foot unit at MICC for $740,000, resulting in a gain of $142,000. During the third quarter, the Company completed the sale of Woodside Corporate Park, located in Beaverton, Oregon. The park consists of 13 buildings comprising 574,000 square feet and a 3.3 acre parcel of land. Net proceeds from the sale, after transaction costs, were $64.5 million. In connection with the sale, the Company recognized a gain of $12.5 million. During the fourth quarter, the Company also sold four units at MICC aggregating 30,200 square feet and a 13,000 square foot parcel of land with a combined gross sales price of $4.3 million. In connection with the sales, the Company recognized gains of $1.6 million.
     The Company realized a gain of $1.0 million from the November 2004 sale of Largo 95 in Largo, Maryland. The gain was previously deferred due to the Company’s obligation to complete certain leasing related items satisfied during the second quarter of 2005.

     Included in the consolidated statements of income for the year ended December 31, 2005 are rental income of $5.8 million offset with cost of operations and deprecation of $1.8 million and $1.2 million, respectively, reported as discontinued operations for properties sold or held for disposition. Included in rental income and cost of operations are certain tenant reimbursements for the tenants’ pro rata share of specified operating expenses of $755,000.
4. Leasing activity
     The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues excluding recovery of operating expenses as of December 31, 2007 under these leases are as follows (in thousands):

2008	$211,205
2009	163,289
2010	117,302
2011	79,229
2012	50,824
Thereafter	76,118

Total	$697,967

     In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $45.8 million, $32.9 million and $25.5 million, for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.
     Leases accounting for approximately 4.8% of the leased square footage are subject to termination options which include leases for approximately 2.8% of total leased square footage having termination options exercisable through December 31, 2008 (unaudited). In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.
5. Bank loans
     The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100.0 million and matures on August 1, 2008. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.50% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.65%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $450,000, which is being amortized over the life of the Credit Facility. The Company had no balance outstanding on its Credit Facility at December 31, 2007 and 2006.
     The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined) of less than 0.45 to 1.00, (ii) maintain interest and fixed charge coverage ratios (as defined) of not less than 2.25 to 1.00 and 1.75 to 1.00, respectively, (iii) maintain a minimum tangible net worth (as defined) and (iv) limit distributions to 95% of funds from operations (as defined) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings or sell assets (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company’s unsecured recourse debt; the Company did not have any unsecured recourse debt at December 31, 2007). The Company was in compliance with the covenants of the Credit Facility at December 31, 2007.

6. Mortgage notes payable
     Mortgage notes consist of the following (in thousands):

	December 31,	December 31,
	2007	2006
7.29% mortgage note, secured by one commercial property with a net book value of $6.4 million, principal and interest payable monthly, due February, 2009	$5,323	$5,490
5.73% mortgage note, secured by one commercial property with a net book value of $30.4 million, principal and interest payable monthly, due March, 2013	14,510	14,743
6.15% mortgage note, secured by one commercial property with a net book value of $31.0 million, principal and interest payable monthly, due November, 2031 (1)	17,348	17,759
5.52% mortgage note, secured by one commercial property with a net book value of $15.1 million, principal and interest payable monthly, due May, 2013	10,274	10,483
5.68% mortgage note, secured by one commercial property with a net book value of $17.9 million, principal and interest payable monthly, due May, 2013	10,281	10,486
5.61% mortgage note, secured by one commercial property with a net book value of $3.4 million, principal and interest payable monthly, due January, 2011 (2)	2,989	3,085
8.19% mortgage note, secured by one commercial property with a net book value of $10.7 million, principal and interest payable monthly, repaid March, 2007	—	5,002

Total	$60,725	$67,048

(1)
The mortgage note has a principal balance of $16.5 million and a stated interest rate of 7.20%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 6.15%. The unamortized premiums were $834,000 and $1.0 million as of December 31, 2007 and 2006, respectively. This mortgage is repayable without penalty beginning November, 2011.

(2)
The mortgage note has a principal balance of $2.8 million and a stated interest rate of 7.61%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 5.61%. The unamortized premiums were $198,000 and $256,000 as of December 31, 2007 and 2006, respectively.

     At December 31, 2007, mortgage notes payable have a weighted average interest rate of 5.94% and a weighted average maturity of 4.5 years with principal payments as follows (in thousands):

2008	$1,396
2009	6,442
2010	1,376
2011	19,428
2012	855
Thereafter	31,228

Total	$60,725

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
     At December 31, 2007, there were 7,305,355 common units owned by PS, which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at December 31, 2007, the minority interest units would convert into approximately 26.1% of the common shares outstanding. Combined with PS’s common stock ownership, on a fully converted basis, PS has a combined ownership of approximately 45.3% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest, and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests’ equity in the Company.
Preferred partnership units
     Through the Operating Partnership, the Company has the following preferred units outstanding as of December 31, 2007 and 2006 (in thousands):

				December 31, 2007		December 31, 2006
		Earliest Potential	Dividend	Shares		Shares
Series	Issuance Date	Redemption Date	Rate	Outstanding	Amount	Outstanding	Amount
Series G	October, 2002	October, 2007	7.950%	800	$20,000	800	$20,000
Series J	May & June, 2004	May, 2009	7.500%	1,710	42,750	1,710	42,750
Series N	December, 2005	December, 2010	7.125%	800	20,000	800	20,000
Series Q	March, 2007	March, 2012	6.550%	480	12,000	—	—

Total				3,790	$94,750	3,310	$82,750

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

     The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of December 31, 2007 and 2006, the Company had $2.7 million and $2.3 million, respectively, of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.
8. Related party transactions
     Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $303,000, $320,000 and $335,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
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
     The property management contract with PS is for a seven year term with the agreement automatically extending for an additional one year period upon each one year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under these contracts were $724,000, $625,000 and $579,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
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
     Both the Company and PS can cancel the property management contract upon 60 days notice. Management fee expense under the contract was approximately $47,000 for the year ended December 31, 2007.
     The Company has amounts due from PS of $717,000 and $871,000 for these contracts, as well as for certain operating expenses, for the years ended December 31, 2007 and 2006, respectively.

9. Shareholders’ equity
Preferred stock
     As of December 31, 2007 and December 31, 2006, the Company had the following series of preferred stock outstanding (in thousands, except share data):

				December 31, 2007		December 31, 2006
		Earliest Potential	Dividend	Shares		Shares
Series	Issuance Date	Redemption Date	Rate	Outstanding	Amount	Outstanding	Amount
Series H	January & October, 2004	January, 2009	7.000%	8,200	$205,000	8,200	$205,000
Series I	April, 2004	April, 2009	6.875%	3,000	75,000	3,000	75,000
Series K	June, 2004	June, 2009	7.950%	2,300	57,500	2,300	57,500
Series L	August, 2004	August, 2009	7.600%	2,300	57,500	2,300	57,500
Series M	May, 2005	May, 2010	7.200%	3,300	82,500	3,300	82,500
Series O	June & August, 2006	June, 2011	7.375%	3,800	95,000	3,800	95,000
Series P	January, 2007	January, 2012	6.700%	5,750	143,750	—	—
Series F	January, 2002	January, 2007	8.750%	—	—	2,000	50,000

Total				28,650	$716,250	24,900	$622,500

     On January 29, 2007, the Company redeemed 2.0 million depositary shares, each representing 1/1,000 of a share of 8.750% Cumulative Preferred Stock, Series F, for $50.0 million. In accordance with EITF Topic D-42, the Company reported the excess of the redemption amount over the carrying amount of $1.7 million as a reduction of net income allocable to common shareholders for the year ended December 31, 2006 as a result of the Company notifying the holders of the redemption during the fourth quarter of 2006.
     On January 17, 2007, the Company issued 5.8 million depositary shares, each representing 1/1,000 of a share of the 6.700% Cumulative Preferred Stock, Series P, at $25.00 per depositary share, for gross proceeds of $143.8 million.
     On June 16, 2006, the Company issued 3.0 million depositary shares, each representing 1/1,000 of a share of the 7.375% Cumulative Preferred Stock, Series O, at $25.00 per depositary share. On August 16, 2006 the Company issued an additional 800,000 depositary shares each representing 1/1,000 of a share of the 7.375% Cumulative Preferred Stock, Series O, at $25.00 per depository share.
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
     The Company paid $50.9 million, $44.6 million and $43.0 million in distributions to its preferred shareholders for the years ended December 31, 2007, 2006 and 2005, respectively.
     Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At December 31, 2007, there were no dividends in arrears.
     Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends. As of December 31, 2007 and 2006, the Company had $23.7 million and $19.5 million, respectively, of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock
     The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 4.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the year ended December 31, 2007, the Company repurchased 601,042 shares of common stock at an aggregate cost of $31.9 million or an average cost per share of $53.00. During the year ended December 31, 2006, the Company repurchased 309,100 shares of common stock at an aggregate cost of $16.1 million or an average cost per share of $52.14. In 2005, The Company repurchased 361,400 shares of common stock at a cost of $16.6 million or an average cost per share of $46.02.
     Subsequent to December 31, 2007, the Company repurchased 370,042 shares of common stock at an aggregate cost of $18.3 million or an average cost per share of $49.52. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million or an average cost per share of $35.84.
     On February 25, 2008, the Board of Directors authorized the repurchase of an additional 2.0 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Under existing board authorizations, the Company can repurchase 2.2 million shares.
     The Company paid $34.3 million ($1.61 per common share), $24.7 million ($1.16 per common share) and $25.3 million ($1.16 per common share) in distributions to its common shareholders for the years ended December 31, 2007, 2006 and 2005, respectively. The portion of the distributions classified as ordinary income was 97.8%, 100.0% and 95.5% for the years ended December 31, 2007, 2006 and 2005, respectively. The portion of the distributions classified as long-term capital gain income were 2.2% and 4.5% for the years ended December 31, 2007 and 2005, respectively. No portion of the distributions was classified as long-term capital gain income for the year ended December 31, 2006. Percentages in the three preceding sentences are unaudited.
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
     Generally, options under the 1997 Plan vest over a three-year period from the date of grant at the rate of one third per year and expire 10 years after the date of grant. Options under the 2003 Plan vest over a five-year period from the date of grant at the rate of one fifth per year and expire 10 years after the date of grant. Restricted stock units granted prior to August, 2002 are subject to a five-year vesting schedule, at 30% in year three, 30% in year four and 40% in year five. Generally, restricted stock units granted subsequent to August, 2002 are subject to a six year vesting schedule, none in year one and 20% for each of the next five years. Certain restricted stock unit grants are subject to a four year vesting schedule, with either cliff vesting after year four or none in year one and 33.3% for each of the next three years.
     The weighted average grant date fair value of options granted in the years ended December 31, 2007, 2006 and 2005 were $12.11 per share, $11.24 per share and $6.98 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the years ended December 31, 2007, 2006 and 2005, respectively; a dividend yield of 2.6%, 2.1% and 2.6%; expected volatility of 18.2%, 17.9% and 17.6%; expected life of five years; and risk-free interest rates of 4.5%, 4.9% and 4.2%.

     The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2007, 2006 and 2005, were $67.88, $55.12 and $41.43, respectively. The Company has calculated the fair value of each restricted stock unit grant using the market value on the date of grant.
     At December 31, 2007, there were a combined total of 1.2 million options and restricted stock units authorized to grant. Information with respect to outstanding options and nonvested restricted stock units granted under the 1997 Plan and 2003 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2004	594,235	$34.23
Granted	85,000	$42.41
Exercised	(70,364)	$27.96
Forfeited	(9,000)	$31.66

Outstanding at December 31, 2005	599,871	$36.25

Granted	32,000	$56.73
Exercised	(37,900)	$36.07
Forfeited	(5,000)	$44.20

Outstanding at December 31, 2006	588,971	$35.89

Granted	32,000	$68.90
Exercised	(43,384)	$33.84
Forfeited	(5,000)	$39.18

Outstanding at December 31, 2007	572,587	$37.86	5.41 Years	$9,083

Exercisable at December 31, 2007	414,987	$33.47	4.60 Years	$7,949

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2004	120,100	$37.02
Granted	38,200	$41.43
Vested	(19,250)	$30.61
Forfeited	(11,050)	$37.98

Nonvested at December 31, 2005	128,000	$39.27

Granted	133,950	$55.12
Vested	(24,000)	$36.06
Forfeited	(10,750)	$40.91

Nonvested at December 31, 2006	227,200	$48.88

Granted	47,300	$67.88
Vested	(29,723)	$40.62
Forfeited	(16,550)	$48.69

Nonvested at December 31, 2007	228,227	$53.91

     Included in the Company’s consolidated statements of income for the years ended December 31, 2007, 2006 and 2005 was $590,000, $527,000 and $406,000, respectively, in net stock option compensation expense related to stock options granted. Net compensation expense of $3.0 million, $2.3 million and $626,000 related to restricted stock units was recognized during the years ended December 31, 2007, 2006 and 2005, respectively.
     As of December 31, 2007, there was $1.1 million of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 3.1 years. As of December 31, 2007, there was $7.5 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 3.1 years.
     Cash received from stock option exercises was $1.5 million, $1.4 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. The aggregate intrinsic value of the stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $1.2 million, $907,000 and $1.0 million, respectively.

     During the year ended December 31, 2007, 29,723 restricted stock units vested; in settlement of these units, 18,872 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the units vested for the year ended December 31, 2007 was $2.0 million. During the year ended December 31, 2006, 24,000 restricted stock units vested; in settlement of these units, 16,612 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the units vested for the year ended December 31, 2006 was $1.4 million. During the year ended December 31, 2005, 19,250 restricted stock units vested; in settlement of these units, 11,962 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the units vested for the year ended December 31, 2005 was $841,000.
     In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s income statement was $101,000, $66,000 and $28,000 for the years ended December 31, 2007, 2006 and 2005, respectively, in compensation expense. As of December 31, 2007, 2006 and 2005, there was $312,000, $413,000 and $179,000, respectively, of unamortized compensation expense related to these shares. In April of 2007, the company issued 5,000 shares to a director upon retirement with an aggregate fair value of $345,000. In May of 2006, the Company issued 5,000 shares to a director upon retirement with an aggregate fair value of $256,000.
11. Supplementary quarterly financial data (unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(In thousands, except per share data)
Revenues (1)	$58,903	$59,305	$61,842	$62,789

Cost of operations (1)	$17,946	$18,195	$19,213	$19,317

Net income allocable to common shareholders	$5,062	$4,395	$3,478	$3,712

Net income per share:
Basic	$0.24	$0.21	$0.16	$0.17

Diluted	$0.23	$0.20	$0.16	$0.17

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In thousands, except per share data)
Revenues (1)	$65,307	$67,457	$68,707	$70,028

Cost of operations (1)	$20,439	$21,022	$21,204	$21,695

Net income allocable to common shareholders	$5,923	$3,781	$4,267	$3,758

Net income per share:
Basic	$0.28	$0.18	$0.20	$0.18

Diluted	$0.27	$0.17	$0.20	$0.17

(1)	Discontinued operations are excluded.

12. Commitments and contingencies
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
13. 401(K) Plan
     The Company has a 401(K) savings plan (the “Plan”) which all eligible employees may participate. The Plan provides for the Company to make matching contributions to all eligible employees up to 4% of their annual salary dependent on the employee’s level of participation. For the years ended December 31, 2007, 2006 and 2005, $267,000, $237,000 and $203,000, respectively, was charged as expense related to this plan.

PS BUSINESS PARKS, INC.
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007
(DOLLARS IN THOUSANDS)

					Cost
					Capitalized
					Subsequent
					to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2007
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated	Date	Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Acquired	(Years)
Produce	San Francisco, CA	—	$776	$1,886	$299	$776	$2,185	$2961	$735	03/17/98	5-30
Crenshaw II	Torrance, CA	—	2,318	6,069	1,714	2,318	7,783	10,101	3,269	04/12/97	5-30
Airport	San Francisco, CA	—	899	2,387	490	899	2,877	3,776	1,048	04/12/97	5-30
Christopher Ave	Gaithersburg, MD	—	475	1,203	383	475	1,586	2,061	664	04/12/97	5-30
Monterey Park	Monterey Park, CA	—	3,078	7,862	1037	3,078	8,899	11,977	3,568	01/01/97	5-30
Calle Del Oaks	Monterey, CA	—	288	706	235	288	941	1,229	407	01/01/97	5-30
Milwaukie I	Milwaukie, OR	—	1,125	2,857	1083	1,125	3,940	5,065	1,647	01/01/97	5-30
Edwards Road	Cerritos, CA	—	450	1,217	757	450	1,974	2,424	749	01/01/97	5-30
Rainier	Renton, WA	—	330	889	417	330	1,306	1,636	514	01/01/97	5-30
Lusk	San Diego, CA	—	1,500	3,738	1,689	1,500	5,427	6,927	2,268	01/01/97	5-30
Eisenhower	Alexandria, VA	—	1,440	3,635	1,909	1,440	5,544	6,984	2,424	01/01/97	5-30
McKellips	Tempe, AZ	—	195	522	509	195	1,031	1,226	528	01/01/97	5-30
Old Oakland Rd	San Jose, CA	—	3,458	8,765	2,298	3,458	11,063	14,521	4,453	01/01/97	5-30
Junipero	Signal Hill, CA	—	900	2,510	378	900	2,888	3,788	1,131	01/01/97	5-30
Northgate Blvd.	Sacramento, CA	—	1,710	4,567	2,636	1,710	7,203	8,913	3,239	01/01/97	5-30
Uplander	Culver City, CA	—	3,252	8,157	4,314	3,252	12,471	15,723	5,532	01/01/97	5-30
University	Tempe, AZ	—	2,160	5,454	3,844	2,160	9,298	11,458	4,643	01/01/97	5-30
E. 28th Street	Signal Hill, CA	—	1,500	3,749	946	1,500	4,695	6,195	2,033	01/01/97	5-30
W. Main	Mesa, AZ	—	675	1,692	2,342	675	4,034	4,709	1,503	01/01/97	5-30
S. Edward	Tempe, AZ	—	645	1,653	1,570	645	3,223	3,868	1,599	01/01/97	5-30
Leapwood Ave	Carson, CA	—	990	2,496	1,020	990	3,516	4,506	1,561	01/01/97	5-30
Great Oaks	Woodbridge, VA	—	1,350	3,398	1,151	1,350	4,549	5,899	2,038	01/01/97	5-30
Ventura Blvd. II	Studio City, CA	—	621	1,530	253	621	1,783	2,404	730	01/01/97	5-30
Gunston	Lorton, VA	—	4,146	17,872	2,936	4,146	20,808	24,954	8,789	06/17/98	5-30
Canada	Lake Forest, CA	—	5,508	13,785	3,919	5,508	17,704	23,212	6,942	12/23/97	5-30
Ridge Route	Laguna Hills, CA	—	16,261	39,559	3,128	16,261	42,687	58,948	15,220	12/23/97	5-30
Lake Forest Commerce Park	Laguna Hills, CA	—	2,037	5,051	3,390	2,037	8,441	10,478	4,176	12/23/97	5-30
Buena Park Industrial Center	Buena Park, CA	—	3,245	7,703	1,534	3,245	9,237	12,482	3,698	12/23/97	5-30
Cerritos Business Center	Cerritos, CA	—	4,218	10,273	2,895	4,218	13,168	17,386	5,123	12/23/97	5-30
Parkway Commerce Center	Hayward, CA	—	4,398	10,433	3,556	4,398	13,989	18,387	5,070	12/23/97	5-30
Northpointe E	Sterling, VA	—	1,156	2,957	795	1,156	3,752	4,908	1,613	12/10/97	5-30
Ammendale	Beltsville, MD	—	4,278	18,380	6,591	4,278	24,971	29,249	12,601	01/13/98	5-30
Shaw Road	Sterling, VA	—	2,969	10,008	3,282	2,969	13,290	16,259	6,817	03/09/98	5-30
Creekside-Phase 1	Beaverton, OR	—	1,852	4,821	1,555	1,852	6,376	8,228	2,849	05/04/98	5-30
Creekside-Phase 2 Bldg-4	Beaverton, OR	—	807	2,542	1,558	807	4,100	4,907	2,005	05/04/98	5-30
Creekside-Phase 2 Bldg-5	Beaverton, OR	—	521	1,603	778	521	2,381	2,902	1,179	05/04/98	5-30

					Cost
					Capitalized
					Subsequent
					to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2007
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated	Date	Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Acquired	(Years)
Creekside-Phase 2 Bldg-1	Beaverton, OR	—	1,326	4,035	1,274	1,326	5,309	6,635	2,619	05/04/98	5-30
Creekside-Phase 3	Beaverton, OR	—	1,353	4,101	1,142	1,353	5,243	6,596	2,636	05/04/98	5-30
Creekside-Phase 5	Beaverton, OR	—	1,741	5,301	1,581	1,741	6,882	8,623	3,269	05/04/98	5-30
Creekside-Phase 6	Beaverton, OR	—	2,616	7,908	2,371	2,616	10,279	12,895	5,094	05/04/98	5-30
Creekside-Phase 7	Beaverton, OR	—	3,293	9,938	4,101	3,293	14,039	17,332	6,982	05/04/98	5-30
Creekside-Phase 8	Beaverton, OR	—	1,140	3,644	732	1,140	4,376	5,516	1,972	05/04/98	5-30
Northpointe G	Sterling, VA	—	824	2,964	1,298	824	4,262	5,086	2,343	06/11/98	5-30
Las Plumas	San Jose, CA	—	4,379	12,889	4,236	4,379	17,125	21,504	8,722	12/31/98	5-30
Lafayette	Chantilly, VA	—	671	4,179	492	671	4,671	5,342	1,920	01/29/99	5-30
CreeksideVII	Beaverton, OR	—	358	3,232	142	358	3,374	3,732	943	04/17/00	5-30
Dulles South	Chantilly, VA	—	599	3,098	677	599	3,775	4,374	1,596	06/30/99	5-30
Sullyfield Circle	Chantilly, VA	—	774	3,712	944	774	4,656	5,430	1,993	06/30/99	5-30
Park East I & II	Chantilly, VA		2,324	10,875	2,928	2,324	13,803	16,127	5,381	06/30/99	5-30
Park East III	Chantilly, VA	$5,323	1,527	7,154	913	1,527	8,067	9,594	3,219	06/30/99	5-30
Northpointe Business Center A	Sacramento, CA	—	729	3,324	1,104	729	4,428	5,157	1,991	07/29/99	5-30
Corporate Park Phoenix	Phoenix, AZ	—	2,761	10,269	1,430	2,761	11,699	14,460	4,470	12/30/99	5-30
Santa Clara Technology Park	Santa Clara, CA	—	7,673	15,645	724	7,673	16,369	24,042	6,257	03/28/00	5-30
Corporate Pointe	Irvine, CA	—	6,876	18,519	4,520	6,876	23,039	29,915	8,963	09/22/00	5-30
Lafayette II/Pleasant Valley Rd	Chantilly, VA	—	1,009	9,219	2,278	1,009	11,497	12,506	5,974	08/15/01	5-30
Northpointe Business Center B	Sacramento, CA	—	717	3,269	1,626	717	4,895	5,612	2,222	07/29/99	5-30
Northpointe Business Center C	Sacramento, CA	—	726	3,313	1,074	726	4,387	5,113	2,167	07/29/99	5-30
Northpointe Business Center D	Sacramento, CA	—	427	1,950	507	427	2,457	2,884	1,015	07/29/99	5-30
Northpointe Business Center E	Sacramento, CA	—	432	1,970	192	432	2,162	2,594	883	07/29/99	5-30
I-95 Building I	Springfield, VA	—	1,308	5,790	550	1,308	6,340	7,648	2,467	12/20/00	5-30
I-95 Building II	Springfield, VA	—	1,308	5,790	965	1,308	6,755	8,063	2,984	12/20/00	5-30
I-95 Building III	Springfield, VA	—	919	4,092	7,337	919	11,429	12,348	8,155	12/20/00	5-30
2700 Prosperity Avenue	Fairfax, VA	—	3,404	9,883	425	3,404	10,308	13,712	3,711	06/01/01	5-30
2701 Prosperity Avenue	Fairfax, VA	—	2,199	6,374	1,122	2,199	7,496	9,695	2,976	06/01/01	5-30
2710 Prosperity Avenue	Fairfax, VA	—	969	2,844	495	969	3,339	4,308	1,260	06/01/01	5-30
2711 Prosperity Avenue	Fairfax, VA	—	1,047	3,099	632	1,047	3,731	4,778	1,510	06/01/01	5-30
2720 Prosperity Avenue	Fairfax, VA	—	1,898	5,502	966	1,898	6,468	8,366	2,635	06/01/01	5-30
2721 Prosperity Avenue	Fairfax, VA	—	576	1,673	788	576	2,461	3,037	1,332	06/01/01	5-30
2730 Prosperity Avenue	Fairfax, VA	—	3,011	8,841	2,599	3,011	11,440	14,451	4,290	06/01/01	5-30
2731 Prosperity Avenue	Fairfax, VA	—	524	1,521	369	524	1,890	2,414	790	06/01/01	5-30
2740 Prosperity Avenue	Fairfax, VA	—	890	2,732	202	890	2,934	3,824	1,110	06/01/01	5-30
2741 Prosperity Avenue	Fairfax, VA	—	786	2,284	335	786	2,619	3,405	1,010	06/01/01	5-30
2750 Prosperity Avenue	Fairfax, VA	—	4,203	12,190	3,577	4,203	15,767	19,970	6,776	06/01/01	5-30
2751 Prosperity Avenue	Fairfax, VA	—	3,640	10,632	2,177	3,640	12,809	16,449	4,150	06/01/01	5-30
Greenbrier Court	Beaverton, OR	—	2,771	8,403	1,333	2,771	9,736	12,507	3,899	11/20/01	5-30

					Cost
					Capitalized
					Subsequent
					to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2007
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated	Date	Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Acquired	(Years)
Parkside	Beaverton, OR	—	4,348	13,502	1,432	4,348	14,934	19,282	5,940	11/20/01	5-30
The Atrium	Beaverton, OR	—	5,535	16,814	2,050	5,535	18,864	24,399	7,103	11/20/01	5-30
Waterside	Beaverton, OR	—	4,045	12,419	1,924	4,045	14,343	18,388	5,829	11/20/01	5-30
Ridgeview	Beaverton, OR	—	2,478	7,531	269	2,478	7,800	10,278	2,805	11/20/01	5-30
The Commons	Beaverton, OR	—	1,439	4,566	2,045	1,439	6,611	8,050	3,021	11/20/01	5-30
OCBC Center 1	Santa Ana, CA	—	734	2,752	590	734	3,342	4,076	1,744	06/10/03	5-30
OCBC Center 2	Santa Ana, CA	—	2,154	8,093	1,506	2,154	9,599	11,753	5,164	06/10/03	5-30
OCBC Center 3	Santa Ana, CA	—	3,019	11,348	5,607	3,019	16,955	19,974	8,460	06/10/03	5-30
OCBC Center 4	Santa Ana, CA	—	1,655	6,243	6,017	1,655	12,260	13,915	7,441	06/10/03	5-30
OCBC Center 5	Santa Ana, CA	—	1,843	7,310	793	1,843	8,103	9,946	4,331	06/10/03	5-30
Metro Business Park	Phoenix, AZ	—	2,369	7,245	570	2,369	7,815	10,184	2,282	12/17/03	5-30
Orangewood Corporate. Plaza	Orange, CA	—	2,637	12,291	2,178	2,637	14,469	17,106	4,111	12/24/03	5-30
Fairfax Executive Park	Fairfax, VA	—	4,647	19,492	2,851	4,647	22,343	26,990	5,887	05/27/04	5-30
Rose Canyon	San Diego, CA	14,510	15,129	20,054	943	15,129	20,997	36,126	5,769	10/25/05	5-30
Signal Hill Commerce Center	Signal Hill, CA	—	1,542	2,314	46	1,542	2,360	3,902	310	06/14/06	5-30
Walnut Industrial Park	Signal Hill, CA	—	1,417	2,125	118	1,417	2,243	3,660	301	06/14/06	5-30
Rose Avenue-Signal Hill	Signal Hill, CA	—	1,334	2,001	115	1,334	2,116	3,450	303	06/14/06	5-30
Beaumont at Lafayette	Chantilly, VA	—	4,736	11,051	1,300	4,736	12,351	17,087	1,829	06/20/06	5-30
Meadows Corporate Park I	Silver Spring, CA	17,348	5,881	25,070	2,604	5,881	27,674	33,555	2,586	06/29/06	5-30
WesTech-Allegany	Silver Spring, MD	—	2,944	7,519	397	2,944	7,916	10,860	1,177	02/08/06	5-30
WesTech-Dorchester	Silver Spring, MD	—	2,073	5,296	366	2,073	5,662	7,735	850	02/08/06	5-30
WesTech-Garrett I	Silver Spring, MD	—	1,733	4,426	73	1,733	4,499	6,232	687	02/08/06	5-30
WesTech-Garrett II	Silver Spring, MD	—	2,442	6,238	43	2,442	6,281	8,723	970	02/08/06	5-30
WesTech-Harford West	Silver Spring, MD	—	1,549	3,955	24	1,549	3,979	5,528	613	02/08/06	5-30
WesTech-Harford East	Silver Spring, MD	—	1,385	3,539	4	1,385	3,543	4,928	546	02/08/06	5-30
WesTech-Garrett III	Silver Spring, MD	—	3,374	8,618	73	3,374	8,691	12,065	1,338	02/08/06	5-30
WesTech-Talbot	Silver Spring, MD	—	2,016	5,151	390	2,016	5,541	7,557	810	02/08/06	5-30
WesTech-Harford III	Silver Spring, MD	—	1,864	4,760	304	1,864	5,064	6,928	778	02/08/06	5-30
Rogers Avenue-San Jose	San Jose, CA	—	3,540	4,896	333	3,540	5,229	8,769	365	10/27/06	5-30
Boca Commerce Park	Boca Raton, FL	10,274	7,436	8,055	283	7,436	8,338	15,774	637	12/08/06	5-30
Boca Commerce Mini	Boca Raton, FL	—	359	1,203	—	359	1,203	1,562	43	12/08/06	5-30
Wellington Commerce Park III	Wellington, FL	—	1,132	1,847	286	1,132	2,133	3,265	174	12/08/06	5-30
Wellington Commerce Park II	Wellington, FL	10,281	7,130	11,633	86	7,130	11,719	18,849	958	12/08/06	5-30
Wellington Commerce Park I	Wellington, FL	2,989	1,350	2,203	33	1,350	2,236	3,586	181	12/08/06	5-30
Wellington Commerce Mini III	Wellington, FL	—	194	453	—	194	453	647	16	12/08/06	5-30
Wellington Commerce Mini II	Wellington, FL	—	217	507	—	217	507	724	18	12/08/06	5-30
Wellington Commerce Mini I	Wellington, FL	—	822	1,917	—	822	1,917	2,739	69	12/08/06	5-30
Overlake Business Park North	Redmond, WA	—	8,732	15,524	930	8,732	16,454	25,186	1,726	02/16/07	5-30

					Cost
					Capitalized
					Subsequent
					to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2007
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated	Date	Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Acquired	(Years)
Overlake South-Bldg 1-8	Redmond, WA	—	7,913	14,067	352	7,913	14,419	22,332	1,886	02/16/07	5-30
Overlake South-Bldg 9-13	Redmond, WA	—	4,639	8,247	161	4,639	8,408	13,047	1,074	02/16/07	5-30
Overlake South-Bldg 14-16	Redmond, WA	—	4,265	7,583	254	4,265	7,837	12,102	1,137	02/16/07	5-30
Overlake South-Bldg 17	Redmond, WA	—	1,564	2,781	50	1,564	2,831	4,395	421	02/16/07	5-30
Overlake South-Retail	Redmond, WA	—	648	1,151	13	648	1,164	1,812	100	02/16/07	5-30
Commerce Campus	Santa Clara, CA	—	17,218	21,914	1,187	17,218	23,101	40,319	3,341	03/27/07	5-30
Fairoaks Corporate Center	Fairfax, VA	—	8,951	16,740	123	8,951	16,863	25,814	701	08/03/07	5-30
Westwood	Farmers Branch, TX	—	941	6,884	1,306	941	8,190	9,131	2,521	02/12/03	5-30
MICC-Center 1	Miami, FL	—	6,502	7,409	1,259	6,502	8,668	15,170	2,867	12/30/03	5-30
MICC-Center 2	Miami, FL	—	6,502	7,409	1,622	6,502	9,031	15,533	2,891	12/30/03	5-30
MICC-Center 3	Miami, FL	—	7,015	7,993	2,389	7,015	10,382	17,397	3,022	12/30/03	5-30
MICC-Center 4	Miami, FL	—	4,837	5,511	1,449	4,837	6,960	11,797	2,291	12/30/03	5-30
MICC-Center 5	Miami, FL	—	6,209	5,940	2,744	6,209	8,684	14,893	2,626	12/30/03	5-30
MICC-Center 6	Miami, FL	—	6,371	7,259	939	6,371	8,198	14,569	2,649	12/30/03	5-30
MICC-Center 7	Miami, FL	—	5,011	5,710	688	5,011	6,398	11,409	2,046	12/30/03	5-30
MICC-Center 8	Miami, FL	—	5,398	6,150	1,046	5,398	7,196	12,594	2,318	12/30/03	5-30
MICC-Center 9	Miami, FL	—	7,392	8,424	1,006	7,392	9,430	16,822	2,918	12/30/03	5-30
MICC-Center 10	Miami, FL	—	9,341	10,644	2,507	9,341	13,151	22,492	3,917	12/30/03	5-30
MICC-Center 12	Miami, FL	—	3,025	3,447	580	3,025	4,027	7,052	1,219	12/30/03	5-30
MICC-Center 13	Miami, FL	—	2,342	2,669	217	2,342	2,886	5,228	921	12/30/03	5-30
MICC-Center 14	Miami, FL	—	5,900	6,723	2,270	5,900	8,993	14,893	2,818	12/30/03	5-30
MICC-Center 15	Miami, FL	—	3,295	3,755	699	3,295	4,454	7,749	1,464	12/30/03	5-30
MICC-Center 16	Miami, FL	—	1,263	1,439	1,790	1,263	3,229	4,492	1,130	12/30/03	5-30
MICC-Center 17	Miami, FL	—	2,400	1,249	419	2,400	1,668	4,068	464	12/30/03	5-30
MICC-Center 18	Miami, FL	—	322	367	90	322	457	779	136	12/30/03	5-30
MICC-Center 19	Miami, FL	—	2,335	2,662	839	2,335	3,501	5,836	1,331	12/30/03	5-30
MICC-Center 20	Miami, FL	—	2,674	3,044	399	2,674	3,443	6,117	1,128	12/30/03	5-30
Lamar Boulevard	Austin, TX	—	2,528	6,596	3,641	2,528	10,237	12,765	4,651	01/01/97	5-30
N. Barker’s Landing	Houston, TX	—	1,140	3,003	4,283	1,140	7,286	8,426	3,445	01/01/97	5-30
La Prada	Mesquite, TX	—	495	1,235	547	495	1,782	2,277	644	01/01/97	5-30
NW Highway	Garland, TX	—	480	1,203	500	480	1,703	2,183	638	01/01/97	5-30
Quail Valley	Missouri City, TX	—	360	918	541	360	1,459	1,819	670	01/01/97	5-30
Business Parkway I	Richardson, TX	—	799	3,568	1,956	799	5,524	6,323	2,465	05/04/98	5-30
The Summit	Plano, TX	—	1,536	6,654	3,380	1,536	10,034	11,570	4,204	05/04/98	5-30
Northgate II	Dallas, TX	—	1,274	5,505	2,219	1,274	7,724	8,998	3,352	05/04/98	5-30
Empire Commerce	Dallas, TX	—	304	1,545	655	304	2,200	2,504	921	05/04/98	5-30
Royal Tech-Digital	Irving, TX	—	319	1,393	345	319	1,738	2,057	872	05/04/98	5-30
Royal Tech-Springwood	Irving, TX	—	894	3,824	1,808	894	5,632	6,526	2,584	05/04/98	5-30
Royal Tech-Regent	Irving, TX	—	606	2,615	1,800	606	4,415	5,021	2,291	05/04/98	5-30
Royal Tech-Bldg 7	Irving, TX	—	246	1,061	137	246	1,198	1,444	566	05/04/98	5-30
Royal Tech-NFTZ	Irving, TX	—	1,517	6,499	1,690	1,517	8,189	9,706	4,032	05/04/98	5-30
Royal Tech-Olympus	Irving, TX	—	1,060	4,531	527	1,060	5,058	6,118	2,158	05/04/98	5-30
Royal Tech-Honeywell	Irving, TX	—	548	2,347	452	548	2,799	3,347	1,187	05/04/98	5-30
Royal Tech-Bldg 12	Irving, TX	—	1,466	6,263	2,052	1,466	8,315	9,781	3,529	05/04/98	5-30
Royal Tech-Bldg 13	Irving, TX	—	955	4,080	1,111	955	5,191	6,146	1,959	05/04/98	5-30

					Cost
					Capitalized
					Subsequent
					to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2007
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated	Date	Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Acquired	(Years)
Royal Tech-Bldg 14	Irving, TX	—	2,010	10,242	2,162	2,010	12,404	14,414	5,133	05/04/98	5-30
Royal Tech-Bldg 15	Irving, TX	—	1,307	5,600	1,574	1,307	7,174	8,481	2,685	11/04/98	5-30
Westchase Corporate Park	Houston, TX	—	2,173	7,338	1,338	2,173	8,676	10,849	3,144	12/30/99	5-30
Ben White 1	Austin, TX	—	789	3,571	271	789	3,842	4,631	1,685	12/31/98	5-30
Ben White 5	Austin, TX	—	761	3,444	396	761	3,840	4,601	1,623	12/31/98	5-30
McKalla 3	Austin, TX	—	662	2,994	691	662	3,685	4,347	1,727	12/31/98	5-30
McKalla 4	Austin, TX	—	749	3,390	742	749	4,132	4,881	1,889	12/31/98	5-30
Waterford A	Austin, TX	—	597	2,752	930	597	3,682	4,279	1,622	01/06/99	5-30
Waterford B	Austin, TX	—	367	1,672	387	367	2,059	2,426	898	05/20/99	5-30
Waterford C	Austin, TX	—	1,144	5,225	806	1,144	6,031	7,175	2,377	05/20/99	5-30
McNeil 6	Austin, TX	—	437	2,013	957	437	2,970	3,407	1,469	01/06/09	5-30
Rutland 11	Austin, TX	—	325	1,536	122	325	1,658	1,983	658	01/06/99	5-30
Rutland 12	Austin, TX	—	535	2,487	313	535	2,800	3,335	1,248	01/06/99	5-30
Rutland 13	Austin, TX	—	469	2,190	346	469	2,536	3,005	1,029	01/06/99	5-30
Rutland 14	Austin, TX	—	535	2,422	278	535	2,700	3,235	1,183	12/31/98	5-30
Rutland 19	Austin, TX	—	158	762	1,741	158	2,503	2,661	1,107	01/06/99	5-30
Royal Tech-Bldg 16	Irving, TX	—	2,464	2,703	3,162	2,464	5,865	8,329	1,661	07/01/99	5-30
Royal Tech-Bldg 17	Irving, TX	—	1,832	6,901	1,621	1,832	8,522	10,354	2,363	08/15/01	5-30
Monroe Business Center	Herndon, VA	—	5,926	13,944	6,454	5,926	20,398	26,324	8,987	08/01/97	5-30
Lusk II-R&D	San Diego, CA	—	1,077	2,644	424	1,077	3,068	4,145	1,134	03/17/98	5-30
Lusk II-Office	San Diego, CA	—	1,230	3,005	1,370	1,230	4,375	5,605	1,785	03/17/98	5-30
Norris Cn-Office	San Ramon, CA	—	1,486	3,642	859	1,486	4,501	5,987	1,819	03/17/98	5-30
Northpointe D	Sterling, VA	—	787	2,857	1,389	787	4,246	5,033	2,416	06/11/98	5-30
Monroe II	Herndon, VA	—	811	4,967	970	811	5,937	6,748	2,560	01/29/99	5-30
Metro Park I	Rockville, MD	—	5,383	15,404	2,748	5,383	18,152	23,535	6,716	12/27/01	5-30
Metro Park I R&D	Rockville, MD	—	5,404	15,748	4,610	5,404	20,358	25,762	8,570	12/27/01	5-30
Metro Park II	Rockville, MD	—	1,223	3,490	623	1,223	4,113	5,336	1,708	12/27/01	5-30
Metro Park II	Rockville, MD	—	2,287	6,533	1,706	2,287	8,239	10,526	3,483	12/27/01	5-30
Metro Park III	Rockville, MD	—	4,555	13,039	4,120	4,555	17,159	21,714	7,336	12/27/01	5-30
Metro Park IV	Rockville, MD	—	4,188	12,035	834	4,188	12,869	17,057	4,541	12/27/01	5-30
Metro Park V	Rockville, MD	—	9,813	28,214	4,273	9,813	32,487	42,300	12,047	12/27/01	5-30
Kearny Mesa-Office	San Diego, CA	—	785	1,933	1,187	785	3,120	3,905	1,296	03/17/98	5-30
Kearny Mesa-R&D	San Diego, CA	—	2,109	5,156	628	2,109	5,784	7,893	2,137	03/17/98	5-30
Bren Mar-Office	Alexandria, VA	—	572	1,401	1,909	572	3,310	3,882	1,627	03/17/98	5-30
Lusk III	San Diego, CA	—	1,904	4,662	922	1,904	5,584	7,488	2,079	03/17/98	5-30
Bren Mar-R&D	Alexandria, VA	—	1,625	3,979	596	1,625	4,575	6,200	1,694	03/17/98	5-30
Alban Road-Office	Springfield, VA	—	988	2,418	3,055	988	5,473	6,461	2,524	03/17/98	5-30
Alban Road-R&D	Springfield, VA	—	947	2,318	543	947	2,861	3,808	1,155	03/17/98	5-30
Guide Drive	Rockville, MD	—	1,142	—	328	1,142	328	1,470	14	02/27/01	5-30

		$60,725	$494,849	$1,208,690	$275,359	$494,849	$1,484,049	$1,978,898	$539,857

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2008

PS Business Parks, Inc.

By:	/s/ Joseph D. Russell, Jr. Joseph D. Russell, Jr.
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Havner, Jr. Ronald L. Havner, Jr.	Chairman of the Board	February 27, 2008

/s/ Joseph D. Russell, Jr. Joseph D. Russell, Jr.	President, Director and Chief Executive Officer (principal executive officer)	February 27, 2008

/s/ Edward A. Stokx Edward A. Stokx	Chief Financial Officer (principal financial officer and principal accounting officer)	February 27, 2008

/s/ Arthur M. Friedman Arthur M. Friedman	Director	February 27, 2008

/s/ James H. Kropp James H. Kropp	Director	February 27, 2008

/s/ Harvey Lenkin Harvey Lenkin	Director	February 27, 2008

/s/ Alan K. Pribble Alan K. Pribble	Director	February 27, 2008

/s/ R. Wesley Burns R. Wesley Burns	Director	February 27, 2008

/s/ Michael V. McGee Michael V. McGee	Director	February 27, 2008

PS BUSINESS PARKS, INC.
EXHIBIT INDEX
(Items 15(a)(3) and 15(b))

3.1	Restated Articles of Incorporation. Filed with Registrant’s Registration Statement on Form S-3 (No. 333-78627) and incorporated herein by reference.

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

3.25	Restated Bylaws. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference

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

10.1
Amended Management Agreement between Storage Equities, Inc. and Public Storage Commercial Properties Group, Inc. dated as of February 21, 1995. Filed with PS’s Annual Report on Form 10-K for the year ended December 31, 1994 (SEC File No. 001-08389) and incorporated herein by reference.

10.2
Agreement of Limited Partnership of PS Business Parks, L.P. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 001-10709) and incorporated herein by reference.

10.3
Agreement Among Shareholders and Company dated as of December 23, 1997 among Acquiport Two Corporation, AOPP, American Office Park Properties, L.P. (“AOPP LP”) and PS. Filed with Registrant’s Registration Statement on Form S-4 (No. 333-45405) and incorporated herein by reference.

10.4
Amendment to Agreement Among Shareholders and Company dated as of January 21, 1998 among Acquiport Two Corporation, AOPP, AOPP LP and PS. Filed with Registrant’s Registration Statement No. on Form S-4 (333-45405) and incorporated herein by reference.

10.5
Non-Competition Agreement dated as of December 23, 1997 among PS, AOPP, AOPP LP and Acquiport Two Corporation. Filed with Registrant’s Registration Statement on Form S-4 (No. 333-45405) and incorporated herein by reference.

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

10.34
Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.375% Series O Cumulative Redeemable Preferred Units, dated as of August 16, 2006. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.35
Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 6.70% Series P Cumulative Redeemable Preferred Units, dated as of January 9, 2007. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.36
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

10.40
Registration Rights Agreement by and between PS Business Parks, Inc. and GSEP 2006 Realty Corp., dated as of March 12, 2007. Filed with Registrant’s Current Report on Form 8-K dated March 16, 2007 and incorporated herein by reference.

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