Form 10-Q
period 2008-03-31
PS BUSINESS PARKS INC/CA
filed 2008-05-08
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of April 30, 2008, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 20,426,361.

PS BUSINESS PARKS, INC.
INDEX

PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$26,943	$35,041
Real estate facilities, at cost:
Land	494,849	494,849
Buildings and equipment	1,493,105	1,484,049

	1,987,954	1,978,898
Accumulated depreciation	(565,304)	(539,857)

	1,422,650	1,439,041
Land held for development	7,869	7,869

	1,430,519	1,446,910
Rent receivable	3,763	2,240
Deferred rent receivable	21,833	21,927
Other assets	6,632	10,465

Total assets	$1,489,690	$1,516,583

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accrued and other liabilities	$49,209	$51,058
Mortgage notes payable	60,381	60,725

Total liabilities	109,590	111,783
Minority interests:
Preferred units	94,750	94,750
Common units	149,918	154,470
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 28,650 shares issued and outstanding at March 31, 2008 and December 31, 2007	716,250	716,250
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,426,361 and 20,777,219 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	204	207
Paid-in capital	356,302	371,267
Cumulative net income	568,627	552,069
Cumulative distributions	(505,951)	(484,213)

Total shareholders’ equity	1,135,432	1,155,580

Total liabilities and shareholders’ equity	$1,489,690	$1,516,583

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2008	2007
Revenues:
Rental income	$70,111	$65,124
Facility management fees	195	183

Total operating revenues	70,306	65,307

Expenses:
Cost of operations	22,490	20,439
Depreciation and amortization	25,447	21,640
General and administrative	2,046	1,702

Total operating expenses	49,983	43,781

Other income and expenses:
Interest and other income	328	1,801
Interest expense	(993)	(1,107)

Total other income and expenses	(665)	694

Income before minority interests	19,658	22,220

Minority interests:
Minority interest in income — preferred units	(1,752)	(1,599)
Minority interest in income — common units	(1,348)	(2,030)

Total minority interests	(3,100)	(3,629)

Net income	16,558	18,591

Net income allocable to preferred shareholders:
Preferred stock distributions	12,756	12,668

Net income allocable to common shareholders	$3,802	$5,923

Net income per common share:
Basic	$0.19	$0.28
Diluted	$0.18	$0.27

Weighted average common shares outstanding:
Basic	20,435	21,316

Diluted	20,629	21,690

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Unaudited, in thousands, except share data)

								Total
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity
Balances at December 31, 2007	28,650	$716,250	20,777,219	$207	$371,267	$552,069	$(484,213)	$1,155,580
Repurchase of common stock	—	—	(370,042)	(3)	(18,321)	—	—	(18,324)
Exercise of stock options	—	—	5,000	—	114	—	—	114
Stock compensation	—	—	14,184	—	554	—	—	554
Net income	—	—	—	—	—	16,558	—	16,558
Distributions:
Preferred stock	—	—	—	—	—	—	(12,756)	(12,756)
Common stock	—	—	—	—	—	—	(8,982)	(8,982)
Adjustment to minority interests underlying ownership	—	—	—	—	2,688	—	—	2,688

Balances at March 31, 2008	28,650	$716,250	20,426,361	$204	$356,302	$568,627	$(505,951)	$1,135,432

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months
	Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$16,558	$18,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	25,447	21,640
In-place lease adjustment	(48)	27
Lease incentives net of tenant improvement reimbursements	(31)	58
Amortization of mortgage premium	(63)	(60)
Minority interest in income	3,100	3,629
Stock compensation expense	554	638
Decrease in receivables and other assets	2,201	2,643
Increase in accrued and other liabilities	1,737	1,600

Total adjustments	32,897	30,175

Net cash provided by operating activities	49,455	48,766

Cash flows from investing activities:
Capital improvements to real estate facilities	(9,056)	(7,422)
Acquisition of real estate facilities	—	(113,812)

Net cash used in investing activities	(9,056)	(121,234)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(281)	(322)
Repayment of mortgage note payable	—	(4,950)
Net proceeds from the issuance of preferred units	—	11,665
Net proceeds from the issuance of preferred stock	—	139,567
Exercise of stock options	114	125
Shelf registration costs	—	(88)
Repurchase of common stock	(21,626)	—
Redemption of preferred stock	—	(50,000)
Distributions paid to preferred shareholders	(12,756)	(12,668)
Distributions paid to minority interests — preferred units	(1,752)	(1,599)
Distributions paid to common shareholders	(8,982)	(6,183)
Distributions paid to minority interests — common units	(3,214)	(2,119)

Net cash (used in) provided by financing activities	(48,497)	73,428

Net (decrease) increase in cash and cash equivalents	(8,098)	960
Cash and cash equivalents at the beginning of the period	35,041	67,017

Cash and cash equivalents at the end of the period	$26,943	$67,977

Supplemental schedule of non cash investing and financing activities:
Adjustment to minority interest to underlying ownership:
Minority interest — common units	$(2,688)	$(1,183)
Paid-in capital	$2,688	$1,183
See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
1.	Organization and description of business
PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of March 31, 2008, PSB owned approximately 73.7% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units were owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”
The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties, primarily multi-tenant flex, office and industrial space. As of March 31, 2008, the Company owned and operated approximately 19.6 million rentable square feet of commercial space located in eight states. The Company also manages approximately 1.4 million rentable square feet on behalf of PS and its affiliated entities.
Any reference to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).
2.	Summary of significant accounting policies
     Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Allowance for doubtful accounts
The Company monitors the collectibility of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make required rent payments to us. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $300,000 at March 31, 2008 and December 31, 2007.
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
     Intangible assets/liabilities
Intangible assets and liabilities include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values (included in other assets and accrued liabilities in the accompanying consolidated balance sheets) are amortized, net, to rental income over the remaining non-cancelable terms of the respective leases. The Company recorded net amortization of $48,000 and $27,000 of intangible assets and liabilities resulting from the above and below market lease values during the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the value of in-place leases resulted in a net intangible asset of $359,000, net of $833,000 of accumulated amortization, and a net intangible liability of $909,000, net of $448,000 of accumulated amortization. As of December 31, 2007 the value of in-place leases resulted in a net intangible asset of $419,000, net of $773,000 of accumulated amortization, and a net intangible liability of $1.0 million, net of $340,000 of accumulated amortization.

     Evaluation for asset impairments
The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At March 31, 2008, the Company did not consider any assets to be impaired.
     Stock-based compensation
Stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. See Note 11.
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
Costs incurred in connection with leasing (primarily tenant improvements and lease commissions) are capitalized and amortized over the lease period.
     Gains from sales of real estate
The Company recognizes gains from the sale of real estate at the time of the sale using the full accrual method, provided that various criteria related to the terms of the transactions and any subsequent involvement by the Company with the properties sold are met. If the criteria are not met, the Company defers the gains and recognizes them when the criteria are met or using the installment or cost recovery methods as appropriate under the circumstances.
     General and administrative expense
General and administrative expense includes executive and other compensation, office expense, professional fees, state income taxes, cost of acquisition personnel and other such administrative items.
     Income taxes
The Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organizational and operating requirements to maintain its REIT status during 2007 and intends to continue to meet such requirements for 2008. Accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. The Company adopted FIN 48 as of January 1, 2007 and did not record any adjustment as a result of such adoption.
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
     Net income per common share
Per share amounts are computed using the number of weighted average common shares outstanding. “Diluted” weighted average common shares outstanding includes the dilutive effect of stock options and restricted stock units under the treasury stock method. “Basic” weighted average common shares outstanding excludes such effect. Earnings per share has been calculated as follows (in thousands, except per share amounts):

	For the Three Months
	Ended March 31,
	2008	2007
Net income allocable to common shareholders	$3,802	$5,923

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	20,435	21,316
Net effect of dilutive stock compensation — based on treasury stock method using average market price	194	374

Diluted weighted average common shares outstanding	20,629	21,690

Net income per common share — Basic	$0.19	$0.28

Net income per common share — Diluted	$0.18	$0.27

Options to purchase approximately 62,000 shares for the three months ended March 31, 2008 were not included in the computation of diluted net income per share because such options were considered anti-dilutive. No options to purchase shares were considered anti-dilutive for the three months ended March 31, 2007.
     Segment reporting
The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2007 in order to conform to the 2008 presentation.

3.	Real estate facilities

The activity in real estate facilities for the three months ended March 31, 2008 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Equipment	Depreciation	Total
Balances at December 31, 2007	$494,849	$1,484,049	$(539,857)	$1,439,041
Capital improvements, net	—	9,056	—	9,056
Depreciation expense	—	—	(25,447)	(25,447)

Balances at March 31, 2008	$494,849	$1,493,105	$(565,304)	$1,422,650

In accordance with SFAS No. 141, “Business Combinations,” the purchase price of acquired properties is allocated to land, buildings and equipment and identified tangible and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized lease commissions, value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values.

In determining the fair value of the tangible assets of the acquired properties, management considers the value of the properties as if vacant as of the acquisition date. Management must make significant assumptions in determining the value of assets and liabilities acquired. Using different assumptions in the allocation of the purchase cost of the acquired properties would affect the timing of recognition of the related revenue and expenses. Amounts allocated to land are derived from comparable sales of land within the same region. Amounts allocated to buildings and improvements, tenant improvements and unamortized lease commissions are based on current market replacement costs and other market information. The amount allocated to acquired in-place leases is determined based on management’s assessment of current market conditions and the estimated lease-up periods for the respective spaces.

The following table summarizes the assets and liabilities acquired during the three months ended March 31, 2007 (in thousands):

Land	$44,979
Buildings	71,264
In-place leases	(1,075)

Total purchase price	115,168
Net operating assets and liabilities acquired	(1,356)

Total cash paid	$113,812

No assets or liabilities were acquired during the three months ended March 31, 2008.

4.	Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues excluding recovery of operating expenses as of March 31, 2008 under these leases are as follows (in thousands):

2008	$161,839
2009	178,655
2010	132,657
2011	92,169
2012	62,444
Thereafter	90,994

Total	$718,758

In addition to minimum rental payments, certain tenants reimburse the Company for their pro-rata share of specified operating expenses. Such reimbursements amounted to $13.0 million and $10.0 million for the three months ended March 31, 2008 and 2007, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for approximately 5.0% of the leased square footage are subject to termination options which include leases for approximately 2.9% of the total leased square footage having termination options exercisable through December 31, 2008. In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

5.	Bank loans

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100.0 million and matures on August 1, 2008. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.50% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.65%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $450,000, which is being amortized over the life of the Credit Facility. The Company had no balance outstanding as of March 31, 2008 or December 31, 2007. The Credit Facility requires the Company to meet certain covenants, and the Company was in compliance with all such covenants at March 31, 2008.

6.	Mortgage notes payable

Mortgage notes consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
7.29% mortgage note, secured by one commercial property with a net book value of $6.3 million, principal and interest payable monthly, due February, 2009	$5,280	$5,323
5.73% mortgage note, secured by one commercial property with a net book value of $30.1 million, principal and interest payable monthly, due March, 2013	14,450	14,510
6.15% mortgage note, secured by one commercial property with a net book value of $30.5 million, principal and interest payable monthly, due November, 2031 (1)	17,239	17,348
5.52% mortgage note, secured by one commercial property with a net book value of $15.0 million, principal and interest payable monthly, due May, 2013	10,220	10,274
5.68% mortgage note, secured by one commercial property with a net book value of $17.8 million, principal and interest payable monthly, due May, 2013	10,228	10,281
5.61% mortgage note, secured by one commercial property with a net book value of $3.4 million, principal and interest payable monthly, due January, 2011 (2)	2,964	2,989

Total	$60,381	$60,725

(1)	The mortgage note has a principal balance of $16.5 million and a stated interest rate of 7.20%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 6.15%. The unamortized premiums were $785,000 and $834,000 as of March 31, 2008 and December 31, 2007, respectively. This mortgage is repayable without penalty beginning November, 2011.

(2)	The mortgage note has a principal balance of $2.8 million and a stated interest rate of 7.61%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 5.61%. The unamortized premiums were $183,000 and $198,000 as of March 31, 2008 and December 31, 2007, respectively.

At March 31, 2008, mortgage notes payable have a weighted average interest rate of 5.9% and a weighted average maturity of 4.2 years with principal payments as follows (in thousands):

2008	$1,051
2009	6,442
2010	1,376
2011	19,428
2012	856
Thereafter	31,228

Total	$60,381

7.	Minority interests

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

At March 31, 2008, there were 7,305,355 common units owned by PS, which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at March 31, 2008, the minority interest units would convert into approximately 26.3% of the common shares outstanding. Combined with PS’s common stock ownership, on a fully converted basis, PS has a combined ownership of approximately 45.9% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest, and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests’ equity in the Company.

Preferred partnership units

Through the Operating Partnership, the Company has the following preferred units outstanding as of March 31, 2008 and December 31, 2007 (in thousands):

				March 31, 2008		December 31, 2007
		Earliest Potential	Dividend	Units		Units
Series	Issuance Date	Redemption Date	Rate	Outstanding	Amount	Outstanding	Amount
Series G	October, 2002	October, 2007	7.950%	800	$20,000	800	$20,000
Series J	May & June, 2004	May, 2009	7.500%	1,710	42,750	1,710	42,750
Series N	December, 2005	December, 2010	7.125%	800	20,000	800	20,000
Series Q	March, 2007	March, 2012	6.550%	480	12,000	480	12,000

Total				3,790	$94,750	3,790	$94,750

During the first quarter of 2007, the Company completed a private placement of $12.0 million of preferred units through its Operating Partnership. The 6.550% Series Q Cumulative Redeemable Preferred Units are non-callable for five years and have no mandatory redemption.

The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of March 31, 2008, the Company had $2.7 million of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.

8.	Related party transactions

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $97,000 and $80,000 for the three months ended March 31, 2008 and 2007, respectively.

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

The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under these contracts were $195,000 and $183,000 for the three months ended March 31, 2008 and 2007, respectively.

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

Both the Company and PS can cancel the property management contract upon 60 days notice. Management fee expense under the contract was approximately $11,000 and $12,000 for the three months ended March 31, 2008 and 2007, respectively.

The Company had amounts due from PS of $434,000 and $717,000 at March 31, 2008 and December 31, 2007, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

9.	Shareholders’ equity

Preferred stock

As of March 31, 2008 and December 31, 2007, the Company had the following preferred stock outstanding (in thousands, except share data):

				March 31, 2008		December 31, 2007
		Earliest Potential	Dividend	Shares		Shares
Series	Issuance Date	Redemption Date	Rate	Outstanding	Amount	Outstanding	Amount
Series H	January & October, 2004	January, 2009	7.000%	8,200	$205,000	8,200	$205,000
Series I	April, 2004	April, 2009	6.875%	3,000	75,000	3,000	75,000
Series K	June, 2004	June, 2009	7.950%	2,300	57,500	2,300	57,500
Series L	August, 2004	August, 2009	7.600%	2,300	57,500	2,300	57,500
Series M	May, 2005	May, 2010	7.200%	3,300	82,500	3,300	82,500
Series O	June & August, 2006	June, 2011	7.375%	3,800	95,000	3,800	95,000
Series P	January, 2007	January, 2012	6.700%	5,750	143,750	5,750	143,750

Total				28,650	$716,250	28,650	$716,250

On January 17, 2007, the Company issued 5.8 million depositary shares, each representing 1/1,000 of a share of the 6.700% Cumulative Preferred Stock, Series P, at $25.00 per depositary share for gross proceeds of $143.8 million.

The Company recorded $12.8 million and $12.7 million in distributions to its preferred shareholders for the three months ended March 31, 2008 and 2007, respectively.

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends. As of March 31, 2008, the Company had $23.7 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock

The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the three months ended March 31, 2008, the Company repurchased 370,042 shares of common stock at an aggregate cost of $18.3 million or an average cost per share of $49.52. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million or an average cost per share of $35.84. Under existing board authorizations, the Company can repurchase an additional 2.2 million shares.

The Company paid $9.0 million ($0.44 per common share) and $6.2 million ($0.29 per common share) in distributions to its common shareholders for the three months ended March 31, 2008 and 2007, respectively. Pursuant to restrictions imposed by the Credit Facility, distributions may not exceed 95% of funds from operations, as defined therein.

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

No options were granted during the three months ended March 31, 2008 and 2007.

The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2008 and 2007 were $52.35 and $71.25, respectively. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant.

At March 31, 2008, there were a combined total of 1.2 million options and restricted stock units authorized to grant. Information with respect to outstanding options and nonvested restricted stock units granted under the 1997 Plan and 2003 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2007	572,587	$37.86
Granted	—	—
Exercised	(5,000)	$22.88
Forfeited	—	—

Outstanding at March 31, 2008	567,587	$37.99	5.21 Years	$8,599

Exercisable at March 31, 2008	425,987	$33.64	4.43 Years	$7,810

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2007	228,227	$53.91
Granted	38,650	$52.35
Vested	(22,069)	$51.39
Forfeited	(900)	$46.23

Nonvested at March 31, 2008	243,908	$54.17

Included in the Company’s consolidated statements of income for the three months ended March 31, 2008 and 2007, was $106,000 and $70,000, respectively, in net stock option compensation expense related to stock options. Net compensation expense of $880,000 and $542,000 related to restricted stock units was recognized during the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, there was $984,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 2.9 years. As of March 31, 2008, there was $8.6 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 3.5 years.

Cash received from 5,000 stock options exercised during the three months ended March 31, 2008 was $114,000. Cash received from 4,000 stock options exercised during the three months ended March 31, 2007 was $125,000. The aggregate intrinsic value of the stock options exercised during the three months ended March 31, 2008 and 2007 was $105,000 and $181,000, respectively.

During the three months ended March 31, 2008, 22,069 restricted stock units vested; in settlement of these units, 14,184 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the three months ended March 31, 2008 was $1.1 million. During the three months ended March 31, 2007, 16,773 restricted stock units vested; in settlement of these units, 10,664 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the three months ended March 31, 2007 was $1.2 million.

In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income was $25,000 in compensation expense for the three months ended March 31, 2008 and 2007. As of March 31, 2008 and 2007, there was $286,000 and $388,000, respectively, of unamortized compensation expense related to these shares.

12.	Recent accounting pronouncements

Effective January 1, 2008, the Company adopted, on a prospective basis, SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) as amended by FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.

The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. Management is evaluating the impact that SFAS 157 will have on its non-financial assets and non-financial liabilities since the application of SFAS 157 for such items was deferred to January 1, 2009. The Company believes that the impact of these items will not be material to its consolidated financial statements.

Effective January 1, 2008, the Company adopted, on a prospective basis, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements since the Company did not elect to apply the fair value option for any of its eligible financial instruments or other items on the January 1, 2008 effective date.

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
During the first three months of 2008, the Company successfully leased or re-leased 1.5 million square feet of space while experiencing relatively flat rental rates and a 21.8% increase in transaction costs compared to the first three months of 2007. Fluctuations in transaction costs will vary from quarter to quarter depending on the nature of leases and the timing of the related expenditures. Total net operating income for the three months ended March 31, 2008 increased $2.9 million or 6.6% compared to the three months ended March 31, 2007. See further discussion of operating results below.
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

Property Acquisitions: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” we allocate the purchase price of acquired properties to land, buildings and equipment and identified tangible and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized lease commissions, value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values.
In determining the fair value of the tangible assets of the acquired properties, management considers the value of the properties as if vacant as of the acquisition date. Management must make significant assumptions in determining the value of assets and liabilities acquired. Using different assumptions in the allocation of the purchase cost of the acquired properties would affect the timing of recognition of the related revenue and expenses. Amounts allocated to land are derived from comparable sales of land within the same region. Amounts allocated to buildings and improvements, tenant improvements and unamortized lease commissions are based on current market replacement costs and other market rate information.
The value allocable to the above or below market in-place lease values of acquired properties is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual rents to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The amounts allocated to above or below market leases are included in other assets or other liabilities in the accompanying consolidated balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases.
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
Depreciation: We compute depreciation on our buildings and equipment using the straight-line method based on estimated useful lives of generally 30 and five years, respectively. A significant portion of the acquisition cost of each property is allocated to building and building components. The allocation of the acquisition cost to building and building components, as well as the determination of their useful lives are based on estimates. If we do not appropriately allocate to these components or we incorrectly estimate the useful lives of these components, our computation of depreciation expense may not appropriately reflect the actual impact of these costs over future periods, which will affect net income. In addition, the net book value of real estate assets could be overstated or understated. The statement of cash flows, however, would not be affected.
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
Effect of Economic Conditions on the Company’s Operations:
During the first three months of 2008, economic conditions in the United States were reflected in commercial real estate as the Company experienced relatively flat rental rates and an increase in transaction costs. The conditions in the sub-prime lending industry and housing market in late 2007 and early 2008 have caused a weakening in the credit market and overall economy. It is uncertain what impact a recession or similar economic conditions may have on the Company’s ability to maintain high occupancy levels and increase rents. While the Company has not experienced a significant impact from the slowed economy, conditions may change and the Company may be impacted by lower occupancy and a reduced ability to raise rents.
While the Company historically has experienced a low level of write-offs due to bankruptcy, there is inherent uncertainty in a tenant’s ability to continue paying rent when in bankruptcy. As of March 31, 2008, the Company had approximately 13,000 square feet occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. Given the historical uncertainty of these tenants’ ability to meet their lease obligations, we will continue to reserve any income that would have been realized on a straight-line basis. The Company has a 134,000 square foot tenant that has been in and out of default on their lease. The Company is monitoring the tenant closely and has reserved all related receivables. Several other tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.

Company Performance and Effect of Economic Conditions on Primary Markets:
The Company’s operations are substantially concentrated in 10 regions. Current market conditions for each region are summarized below. During the three months ended March 31, 2008, rental rates on new and renewed leases within the Company’s overall portfolio increased 0.3%. Excluding a 43,000 square foot lease executed during the quarter on a space previously occupied by a government tenant, the increase would have been 3.5%. These changes are based on comparisons to the most recent in-place rents prior to renewal or replacement. The Company has compiled the market occupancy information set forth below using third party reports for each respective market. The Company considers these sources to be reliable, but there can be no assurance that the information in these reports is accurate.
The Company owns approximately 4.0 million square feet in Southern California. Historically, this has been one of the most stable regions in our portfolio as it has experienced consistently low levels of vacancy. Market vacancies have increased due to the number of sub-prime lenders and mortgage brokers who have vacated space, creating significantly more competition for tenants. The effect of these vacancies is far less on flex space, which comprises 63.7% of the Company’s Southern California portfolio. Market vacancy rates, depending on submarkets, have increased throughout Southern California, primarily in the office market, and range from 1.6% to 15.9%. The Company’s vacancy rate in this region at March 31, 2008 was 5.0%. During the first quarter of 2008, the overall market experienced negative net absorption of 0.3%. The Company’s weighted average occupancy for the region increased from 94.0% for the first three months in 2007 to 95.3% for the first three months in 2008. Annualized realized rent per square foot increased 1.2% from $16.89 per square foot for the first three months in 2007 to $17.09 per square foot for the first three months in 2008. Although these markets continue to experience increasing rental rates, the Company has seen some signs of easing rental rate growth and increasing concessions due to high vacancies in the office market. Additionally, construction of Class A buildings, primarily in Orange County, could have an impact on the Company’s ability to maintain occupancy and generate measurable rental rate growth within the office portfolio.
The Company owns approximately 1.8 million square feet in Northern California with a concentration in Sacramento, the East Bay (Hayward and San Ramon) and Silicon Valley (San Jose). The vacancy rates in these submarkets are 15.8%, 19.1% and 14.9%, respectively. The Company’s vacancy rate in its Northern California portfolio at March 31, 2008 was 8.9%. Demand in this market has slowed for users over 20,000 square feet but has stabilized for users less than 10,000 square feet. During the first quarter of 2008, the combined submarkets experienced positive net absorption of 0.6%. The Company’s weighted average occupancy in this region outperformed the market despite a decrease from 92.4% for the first three months in 2007 to 91.6% for the first three months in 2008. Positively affected by the growth and stability of the technology industry, annualized realized rent per square foot increased 2.3% from $13.90 per square foot for the first three months in 2007 to $14.22 per square foot for the first three months in 2008.
The Company owns approximately 1.2 million square feet in Southern Texas, which includes the Austin and Houston markets. The market vacancy rates are 10.3% in the Austin market and 11.7% in the Houston market. The Company’s vacancy rate for the combined markets at March 31, 2008 was 4.4%. The job growth in both the Austin and Houston markets and the strong oil and gas industry in the Houston market increased leasing activity in the Company’s Southern Texas portfolio, which is evidenced in the occupancy and rental rate improvement within the portfolio. During the first quarter of 2008, the combined markets experienced positive net absorption of 0.3%. The Company’s weighted average occupancy in this region increased from 92.0% for the first three months in 2007 to 95.5% for the first three months in 2008. Annualized realized rent per square foot increased 5.7% from $10.49 per square foot for the first three months in 2007 to $11.09 per square foot for the first three months in 2008.
The Company owns approximately 1.7 million square feet in Northern Texas, which includes the Dallas Metroplex market. The market vacancy rate in Las Colinas, where most of the Company’s properties are located, is 10.0%. The Company’s vacancy rate at March 31, 2008 in this region was 6.7%. During the first quarter of 2008, the market experienced positive net absorption of 0.8% as the result of continued job growth in Northern Texas. During 2008, modest new construction continued, which included both speculative construction, as well as owner-user construction. Despite the new construction, the Company has experienced a modest level of leasing activity during the first three months of 2008 with stable rental rates and higher occupancy levels. The Company’s weighted average occupancy for the region increased from 82.9% for the first three months in 2007 to 93.1% for the first three months in 2008. Annualized realized rent per square foot increased 2.0% from $10.38 per square foot for the first three months in 2007 to $10.59 per square foot for the first three months in 2008 as rental rates have increased modestly over expiring leases.
The Company owns approximately 3.6 million square feet in South Florida. The Company owns Miami International Commerce Center (“MICC”) located in the Airport West submarket of Miami-Dade County. While the saturation of the condominium and housing markets in Miami has negatively impacted its overall economy, the effect of this saturation has had little impact on international trade-based assets, such as industrial and flex space, which comprises 88.6% of the Company’s South Florida portfolio. MICC is also located less than one mile from the cargo entrance of the Miami International Airport, which is one of the most active ports in the United States. Leasing activity has remained strong, resulting in better than market occupancy. The Company acquired two assets in Palm Beach County at the end of 2006, comprising 398,000 square feet. The downturn in the housing market and the overall economy have adversely affected Palm Beach County. The market vacancy rates for Miami-Dade County and Palm Beach County are 7.2% and 9.0%, respectively, compared with the Company’s South Florida region vacancy rate of 3.4% at March 31, 2008. During the first quarter of 2008, the combined markets experienced positive net absorption of 7.6%. The Company’s weighted average occupancy in this region outperformed the market despite a decrease from 97.9% for the first three months in 2007 to 96.7% for the first three months in 2008. Annualized realized rent per square foot increased 4.9% from $8.80 per square foot for the first three months in 2007 to $9.23 for the first three months in 2008.
The Company owns approximately 3.0 million square feet in the Northern Virginia submarket of Washington D.C., where the average market vacancy rate is 11.1%. The Company’s vacancy rate in this market at March 31, 2008 was 2.8%. Most submarkets in the greater Washington D.C. market continue to demonstrate stable fundamentals. A major contributor to the market strength is tied to government contracting and defense spending. During the first quarter of 2008, the market experienced positive net absorption of 0.5%. However, during 2007 and continuing into 2008, construction of Class A buildings has had a modest impact on the Company’s portfolio. The amount of sublease space increased throughout the year which could limit the Company’s ability to generate measurable rental rate growth and place pressure on vacancy. Annualized realized rent per square foot increased 3.5% from $19.28 per square foot for the first three months in 2007 to $19.96 per square foot for the first three months in 2008. The Company’s weighted average occupancy increased from 93.1% for the first three months in 2007 to 96.8% for the first three months in 2008.
The Company owns approximately 1.8 million square feet in the Maryland submarket of Washington D.C. The Company’s portfolio is primarily located in Montgomery County and Silver Spring. The business of the federal government, healthcare and life sciences continue to be primary drivers within the Company’s portfolio. The Company’s vacancy rate in the region at March 31, 2008 was 8.8% compared to 10.8% for the market as a whole. During the first quarter of 2008, the market experienced negative net absorption of 0.4%. The Company’s weighted average occupancy decreased from 94.8% for the first three months in 2007 to 90.7% for the first three months in 2008, modestly outperforming the market. The decrease in occupancy was primarily related to a 67,000 square foot tenant vacating their space at the end of 2007. Annualized realized rent per square foot increased 3.2% from $22.71 per square foot for the first three months in 2007 to $23.44 per square foot for the first three months in 2008.
The Company owns approximately 1.3 million square feet in the Beaverton submarket of Portland, Oregon. The market vacancy rate in this region is 15.4%. The Company’s vacancy rate in this market was 13.0% at March 31, 2008. The recent economic trends and slowdown have limited the Company’s rental rate increases and increased vacancy and rent concessions in this market. Portland continues to experience modest levels of tenant retention and flat rental rates. During the first quarter of 2008, the market experienced negative net absorption of 0.1%. The Company’s weighted average occupancy decreased from 92.6% for the first three months in 2007 to 86.9% for the first three months in 2008 as a result of the slowing economy combined with the loss of three tenants during 2007 due to bankruptcy. Annualized realized rent per square foot increased 2.0% from $15.98 per square foot for the first three months in 2007 to $16.30 per square foot for the first three months in 2008.
The Company owns approximately 679,000 square feet in the Phoenix and Tempe submarkets of Arizona. Market vacancies increased significantly due to the number of housing-related tenants who have vacated space, creating significantly more competition for tenants. The market vacancy rate is 9.3% compared to the Company’s vacancy rate of 12.0% at March 31, 2008 with neutral market absorption for the quarter. During 2007 and continuing into 2008, significant construction of buildings has impacted the Company’s portfolio and could increase lease concessions and limit the Company’s ability to generate measurable rental rate growth. Although average market rental rates have declined over the past several years as demand for space subsided, annualized realized rent per square foot increased 10.3% from $10.66 per square foot for the first three months in 2007 to $11.76 for the first three months in 2008. The Company’s weighted average occupancy in the region decreased from 91.4% for the first three months in 2007 to 87.4% for the first three months in 2008.
The Company owns approximately 521,000 square feet in the state of Washington. On February 16, 2007, the Company acquired Overlake Business Center, a 493,000 square foot multi-tenant office and flex business park located in Redmond, Washington. The commercial airline and technology industries continue to drive the market. As a result of these strong industries, the market experienced positive net absorption of 1.0% during the quarter. The Company’s vacancy rate in this region at March 31, 2008 was 6.0% compared to 8.9% for the market as a whole. The Company’s weighted average occupancy increased from 90.0% for the first three months in 2007 to 93.3% for the first three months in 2008. Annualized realized rent per square foot increased 13.0% from $16.75 per square foot for the first three months in 2007 to $18.93 for the first three months in 2008.
Growth of the Company’s Operations and Acquisitions and Dispositions of Properties:
The Company is focused on maximizing cash flow from its existing portfolio of properties by expanding its presence in existing and new markets through strategic acquisitions and through the disposition of non-strategic assets. The Company has historically maintained a low-leverage-level approach intended to provide the Company with the flexibility for future growth.
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
Scheduled Lease Expirations:
In addition to the 1.2 million square feet, or 6.0%, of currently available space in our total portfolio, leases representing approximately 15.3% of the leased square footage of our total portfolio are scheduled to expire during the remainder of 2008. Leases comprising approximately 306,000 square feet of currently vacant space have been executed as of the date of this report and are expected to commence during the second and third quarters of 2008. Our ability to re-lease available space depends upon the market conditions in the specific submarkets in which our properties are located.
Impact of Inflation:
Although inflation has not been significant in recent years, it remains a factor in our economy, and the Company continues to seek ways to mitigate its potential impact. A substantial portion of the Company’s leases require tenants to pay operating expenses, including real estate taxes, utilities, and insurance, as well as increases in common area expenses, partially reducing the Company’s exposure to inflation. During 2007 and 2008, the Company experienced modest increases in certain operating costs, including repairs and maintenance, property insurance and utility costs affecting the Company’s overall profit margin.
Concentration of Portfolio by Region:
Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table) are summarized for the three months ended March 31, 2008 by major geographic region below. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them as well as the investor the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization has been excluded from these financial measures as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization is generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. The table below reflects rental income, operating expenses and NOI for the three months ended March 31, 2008 based on geographical concentration. The total of all regions is equal to the amount of rental income and cost of operations recorded by the Company in accordance with GAAP. As part of the table below, we have shown the effect of depreciation and amortization on NOI. We have reconciled NOI to consolidated income before minority interests in the table under “Results of Operations” below. The percent of totals by region reflects the actual contribution to rental income, cost of operations and NOI during the period (in thousands):
Three Months Ended March 31, 2008:

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,988	20.4%	$16,240	23.2%	$4,247	18.9%	$11,993	25.2%
Northern California	1,819	9.3%	5,917	8.4%	1,701	7.6%	4,216	8.8%
Southern Texas	1,161	5.9%	3,074	4.4%	1,340	5.9%	1,734	3.6%
Northern Texas	1,689	8.6%	4,165	5.9%	1,438	6.4%	2,727	5.7%
South Florida	3,598	18.4%	8,026	11.5%	2,748	12.2%	5,278	11.1%
Virginia	3,019	15.4%	14,577	20.8%	4,641	20.6%	9,936	20.9%
Maryland	1,770	9.1%	9,413	13.4%	3,074	13.7%	6,339	13.3%
Oregon	1,313	6.7%	4,652	6.6%	1,816	8.1%	2,836	6.0%
Arizona	679	3.5%	1,745	2.5%	779	3.5%	966	2.0%
Washington	521	2.7%	2,302	3.3%	706	3.1%	1,596	3.4%

Total before depreciation and amortization	19,557	100.0%	70,111	100.0%	22,490	100.0%	47,621	100.0%

Depreciation and amortization			—		25,447		(25,447)

Total			$70,111		$47,937		$22,174

Concentration of Credit Risk by Industry:
The information below depicts the industry concentration of our tenant base as of March 31, 2008. The Company analyzes this concentration to understand significant industry exposure risk.

% of Total
Industry	Annual Rents
Business Services	12.8%
Government	10.8%
Financial Services	9.9%
Contractors	9.6%
Computer Hardware, Software and Related Service	9.6%
Warehouse, Transportation and Logistics	8.6%
Health Services	7.3%
Retail	5.9%
Communications	5.6%
Home Furnishings	3.9%
Electronics	2.9%

Total	86.9%

The information below depicts the Company’s top 10 customers by annual rents as of March 31, 2008 (in thousands):

			% of Total
		Annualized	Annualized
Tenants	Square Footage	Rental Income(1)	Rental Income
U.S. Government	495	$12,203	4.3%
Kaiser Permanente	186	4,426	1.6%
Wells Fargo	102	1,702	0.6%
County of Santa Clara	97	1,660	0.6%
AARP	102	1,610	0.6%
Northrop Grumman	58	1,587	0.6%
Intel	214	1,485	0.5%
American Intercontinental University	75	1,330	0.5%
Raytheon	78	1,270	0.5%
MCI	72	1,268	0.4%

Total	1,479	$28,541	10.2%

(1)	For leases expiring prior to December 31, 2008, annualized rental income represents income to be received under existing leases from March 31, 2008 through the date of expiration.
Comparative Analysis of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007
Results of Operations: In order to evaluate the performance of the Company’s overall portfolio over two comparable periods, management analyzes the operating performance of a consistent group of properties owned and operated throughout both periods (herein referred to as “Same Park”). Operating properties that the Company acquired subsequent to January 1, 2007 are referred to as “Non-Same Park.” For the three months ended March 31, 2008 and 2007, the Same Park facilities constitutes 18.7 million rentable square feet, which includes all assets the Company owned and operated from January 1, 2007 through March 31, 2008, representing approximately 95.6% of the total square footage of the Company’s portfolio as of March 31, 2008.
Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table) are summarized for the three months ended March 31, 2008 and 2007. The Company’s property operations account for substantially all of the net operating income earned by the Company. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses

NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.
The following table presents the operating results of the Company’s properties for the three months ended March 31, 2008 and 2007 in addition to other income and expense items affecting income from operations. The Company breaks out Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot data):

	For the Three Months Ended
	March 31,
	2008	2007	Change
Rental income:
Same Park (18.7 million rentable square feet) (1)	$66,396	$64,147	3.5%
Non-Same Park (870,000 rentable square feet) (2)	3,715	977	280.2%

Total rental income	70,111	65,124	7.7%

Cost of operations:
Same Park	21,243	20,172	5.3%
Non-Same Park	1,247	267	367.0%

Total cost of operations	22,490	20,439	10.0%

Net operating income (3):
Same Park	45,153	43,975	2.7%
Non-Same Park	2,468	710	247.6%

Total net operating income	47,621	44,685	6.6%

Other income and expenses:
Facility management fees	195	183	6.6%
Interest and other income	328	1,801	(81.8%)
Interest expense	(993)	(1,107)	(10.3%)
Depreciation and amortization	(25,447)	(21,640)	17.6%
General and administrative	(2,046)	(1,702)	20.2%

Income from operations before minority interests	$19,658	$22,220	(11.5%)

Same Park gross margin (4)	68.0%	68.6%	(0.9%)
Same Park weighted average for the period:
Occupancy	94.3%	93.2%	1.2%
Realized rent per square foot (5)	$15.07	$14.73	2.3%

(1)	See above for a definition of Same Park.

(2)	Represents operating properties owned by the Company as of March 31, 2008 that are not included in Same Park.

(3)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” above for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

(4)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income.

(5)	Same Park realized rent per square foot represents the annualized Same Park rental income earned per occupied square foot.

The following table summarizes the Same Park operating results by major geographic region for the three months ended March 31, 2008 and 2007. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2007, and the impact of such is included in Non-Same Park facilities in the table below (in thousands):
Three Months Ended March 31, 2008 and 2007:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	March 31,	March 31,	Increase	March 31,	March 31,	Increase	March 31,	March 31,	Increase
Region	2008	2007	(Decrease)	2008	2007	(Decrease)	2008	2007	(Decrease)
Southern California	$16,240	$15,810	2.7%	$4,247	$4,180	1.6%	$11,993	$11,630	3.1%
Northern California	5,200	5,037	3.2%	1,416	1,300	8.9%	3,784	3,737	1.3%
Southern Texas	3,074	2,802	9.7%	1,340	1,340	—	1,734	1,462	18.6%
Northern Texas	4,165	3,637	14.5%	1,438	1,534	(6.3%)	2,727	2,103	29.7%
South Florida	8,026	7,747	3.6%	2,748	2,471	11.2%	5,278	5,276	0.0%
Virginia	13,795	12,991	6.2%	4,358	4,065	7.2%	9,437	8,926	5.7%
Maryland	9,413	9,531	(1.2%)	3,074	2,988	2.9%	6,339	6,543	(3.1%)
Oregon	4,652	4,860	(4.3%)	1,816	1,581	14.9%	2,836	3,279	(13.5%)
Arizona	1,745	1,655	5.4%	779	689	13.1%	966	966	—
Washington	86	77	11.7%	27	24	12.5%	59	53	11.3%

Total Same Park	66,396	64,147	3.5%	21,243	20,172	5.3%	45,153	43,975	2.7%
Non-Same Park	3,715	977	280.2%	1,247	267	367.0%	2,468	710	247.6%

Total before depreciation and amortization	70,111	65,124	7.7%	22,490	20,439	10.0%	47,621	44,685	6.6%
Depreciation and amortization	—	—	—	25,447	21,640	17.6%	(25,447)	(21,640)	17.6%

Total based on GAAP	$70,111	$65,124	7.7%	$47,937	$42,079	13.9%	$22,174	$23,045	(3.8%)

Revenues: Revenues increased $5.0 million for the three months ended March 31, 2008, over the same period in 2007 driven primarily by $2.7 million from assets acquired during 2007 and $2.2 million as a result of improved occupancy within the Company’s Same Park portfolio.
Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the three months ended March 31, 2008, $195,000 in revenue was recognized from facility management operations compared to $183,000 for the same period in 2007.
Cost of Operations: Cost of operations for the three months ended March 31, 2008 was $22.5 million compared to $20.4 million for the same period in 2007, an increase of 10.0%. The Company’s Same Park facilities accounted for 5.3% of the increase with the remainder related to acquisition activity. Cost of operations as a percentage of rental income increased slightly from 32.1% for the three months ended March 31, 2008 compared to 31.4% for the three months ended March 31, 2007. The increase as a percentage of rental income is primarily due to an increase in property taxes of $577,000 as a result of tax rate increases and assessed values, repairs and maintenance costs of $546,000 and payroll costs of $291,000.
Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended March 31, 2008 was $25.4 million compared to $21.6 million for the same period in 2007. This increase is primarily due to the acquisition of 870,000 square feet during 2007, as well as depreciation expense on capital and tenant improvements acquired during 2007 and the first quarter of 2008.
General and Administrative Expense: General and administrative expense consisted of the following expenses (in thousands):

	For the Three Months Ended
	March 31,		Increase
	2008	2007	(Decrease)
Compensation expense	$911	$834	9.2%
Stock compensation expense	688	363	89.5%
Professional fees	186	168	10.7%
Investor services	88	126	(30.2%)
Other expenses	173	211	(18.0%)

Total	$2,046	$1,702	20.2%

For the three months ended March 31, 2008, general and administrative costs have increased $344,000 or 20.2% over the same period in 2007. The increase was primarily the result of higher stock compensation expense related to the long-term incentive plan for senior management.
Interest and Other Income: Interest and other income reflect earnings on cash balances in addition to miscellaneous income items. Interest income was $306,000 for the three months ended March 31, 2008 compared to $1.8 million for the same period in 2007. The decrease is attributable to lower cash balances and lower effective interest rates. Average cash balances and effective interest rates for the three months ended March 31, 2008 were $39.9 million and 3.1%, respectively, compared to $138.4 million and 5.1%, respectively, for the same period in 2007.
Interest Expense: Interest expense was $993,000 for the three months ended March 31, 2008 compared to $1.1 million for the same period in 2007. The decrease is primarily attributable to the repayment of mortgage note of $5.0 million during the three months ended March 31, 2007.
Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $3.1 million ($1.8 million allocated to preferred unit holders and $1.3 million allocated to common unit holders) for the three months ended March 31, 2008 compared to $3.6 million ($1.6 million allocated to preferred unit holders and $2.0 million allocated to common unit holders) for the same period in 2007. The reduction was primarily due to the decrease in income allocated to common unit holders partially offset by an increase in cash distributions to preferred unit holders.
Liquidity and Capital Resources
Cash and cash equivalents decreased $8.1 million from $35.0 million at December 31, 2007 to $26.9 million at March 31, 2008. The decrease was primarily the result of the repurchase of common stock partially offset by retained cash from operations.
Net cash provided by operating activities for the three months ended March 31, 2008 and 2007 was $49.5 million and $48.8 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders in addition to providing additional cash for future growth and debt repayment.
Net cash used in investing activities was $9.1 million and $121.2 million for the three months ended March 31, 2008 and 2007, respectively. The change of $112.2 million was primarily due to property acquisitions in Washington and California for a combined total of $113.8 million during the three months ended March 31, 2007 offset with an increase in capital improvements of $1.6 million.
Net cash used in financing activities for the three months ended March 31, 2008 was $48.5 million compared to net cash provided by financing activities for the three months ended March 31, 2007 of $73.4 million. The change of $121.9 million was primarily due to a decrease of $151.2 million in net proceeds from the issuance of preferred equity, an increase of cash paid for common stock repurchases of $21.6 million and an increase in preferred and common equity distributions of $4.1 million offset with a decrease of $50.0 million in preferred equity redemptions.
The Company’s preferred equity outstanding increased to 35.1% of its market capitalization during the three months ended March 31, 2008. The Company’s capital structure is characterized by a low level of leverage. As of March 31, 2008, the Company had six fixed-rate mortgages totaling $60.4 million, which represented 2.6% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding mortgages and (3) the total number of common shares and common units outstanding at March 31, 2008 multiplied by the closing price of the stock on that date. The weighted average interest rate for the mortgages is approximately 5.9% per annum. The Company had approximately 7.2% of its properties, in terms of net book value, encumbered at March 31, 2008.

The Company focuses on retaining cash for reinvestment as we believe that this provides the greatest level of financial flexibility. During the three months ended March 31, 2008 and 2007, the Company generated approximately $10.8 million and $14.5 million, respectively, of retained cash. The Company defines retained cash as funds from operations less recurring capital expenditures, distributions and other non-cash adjustments. The amount of cash we retain depends in part on the amount of distributions we make to our stockholders, and, because the U.S. federal income tax rules applicable to real estate investment trusts (“REIT”) require us to distribute 90% of our taxable income to our stockholders, the amount of our distributions depends in part on the amount of our taxable income. Taxable income is a function of many factors which include, among others, the Company’s operating income, acquisition activity and preferred distributions. The Company takes these requirements into account when formulating strategies to increase the amount of its retained cash. As the Company continues to grow as a function of improving operating fundamentals and acquisitions, combined with the refinancing of high rate preferred equity, taxable income has and will likely continue to increase, requiring increased distributions to the Company’s common shareholders. During the second quarter of 2007, the Company increased its quarterly dividend from $0.29 per common share to $0.44 per common share. With retained cash of $10.8 million for the three months ended March 31, 2008, the Company believes it has sufficient cash flow to cover the increased dividend. Going forward, the Company will continue to monitor its taxable income and the corresponding dividend requirements.
In August of 2005, the Company modified the terms of its line of credit (the “Credit Facility”) with Wells Fargo Bank. The Credit Facility has a borrowing limit of $100.0 million and matures on August 1, 2008. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.50% to LIBOR plus 1.20% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.65%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $450,000, which is being amortized over the life of the Credit Facility. The Company had no balance outstanding as of March 31, 2008 or December 31, 2007.
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

FFO for the Company is computed as follows (in thousands):

	For the Three Months Ended
	March 31,
	2008	2007
Net income allocable to common shareholders	$3,802	$5,923
Depreciation and amortization	25,447	21,640
Minority interest in income — common units	1,348	2,030

Consolidated FFO allocable to common shareholders and minority interests	30,597	29,593
FFO allocated to minority interests — common units	(8,016)	(7,546)

FFO allocated to common shareholders	$22,581	$22,047

FFO allocated to common shareholders and minority interests for the three months ended March 31, 2008 increased 3.4% from the same period in 2007. The increase in FFO for the three months ended March 31, 2008 over the same period of 2007 was primarily due to an increase in net operating income partially offset by a decrease in interest income.
Capital Expenditures: During the three months ended March 31, 2008, the Company expended $8.7 million in recurring capital expenditures or $0.44 per weighted average square foot owned. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the three months ended March 31, 2007, the Company expended $7.3 million in recurring capital expenditures or $0.39 per weighted average square foot owned. The following table shows total capital expenditures for the stated periods (in thousands):

	For the Three Months
	Ended March 31,
	2008	2007
Recurring capital expenditures	$8,656	$7,295
Property renovations and other capital expenditures	400	127

Total capital expenditures	$9,056	$7,422

Stock Repurchase: The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the three months ended March 31, 2008, the Company repurchased 370,042 shares of common stock at an aggregate cost of $18.3 million or an average cost per share of $49.52. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million or an average cost per share of $35.84. Under existing board authorizations, the Company can repurchase an additional 2.2 million shares.
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
Related Party Transactions: At March 31, 2008, Public Storage (“PS”) owned 26.5% of the outstanding shares of the Company’s common stock and 26.3% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 45.9% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PS. Harvey Lenkin is a Director of both the Company and PS.
Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $97,000 and $80,000 for the three months ended March 31, 2008 and 2007, respectively. In addition, the Company provides property management services for properties owned by PS and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled $195,000 and $183,000 for each of the three months ended March 31, 2008 and 2007, respectively. In December, 2006, PS also began providing property management services for the mini storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contracts with PS totaled approximately $11,000 and $12,000 for the three months ended March 31, 2008 and 2007, respectively.
Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.
Contractual Obligations: The Company is scheduled to pay cash dividends of approximately $58.0 million per year on its preferred equity outstanding as of March 31, 2008. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At March 31, 2008, the Company’s debt as a percentage of shareholders’ equity and minority interest (based on book values) was 4.4%.
The Company’s market risk sensitive instruments at March 31, 2008 include mortgage notes payable of $60.4 million and the Company’s Credit Facility. All of the Company’s mortgage notes payable bear interest at fixed rates. At March 31, 2008, the Company had no balance outstanding under its Credit Facility. See Notes 5 and 6 to the consolidated financial statements for terms, valuations and approximate principal maturities of the mortgage notes payable and line of credit as of March 31, 2008. Based on borrowing rates currently available to the Company, combined with the amount of fixed-rate debt financing, the difference between the carrying amount of debt and its fair value is insignificant.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2008, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 10 to the consolidated financial statements in this Form 10-Q regarding legal proceedings is incorporated by reference in this Item 1.

ITEM 1A. RISK FACTORS
In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating our company and our business. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.
PS has significant influence over us.
At March 31, 2008, PS and its affiliates owned 26.5% of the outstanding shares of the Company’s common stock and 26.3% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 45.9% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PS. Harvey Lenkin is a Director of both the Company and PS. Consequently, PS has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the Operating Partnership. PS’s interest in such matters may differ from other shareholders. In addition, PS’s ownership may make it more difficult for another party to take over our company without PS’s approval.
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
Summary of real estate risks: We own and operate commercial properties and are subject to the risks of owning real estate generally and commercial properties in particular. These risks include:
•	the national, state and local economic climate and real estate conditions, such as oversupply of or reduced demand for space and changes in market rental rates;

•	how prospective tenants perceive the attractiveness, convenience and safety of our properties;

•	difficulties in consummating and financing acquisitions and developments on advantageous terms and the failure of acquisitions and developments to perform as expected;

•	our ability to provide adequate management, maintenance and insurance;

•	our ability to collect rent from tenants on a timely basis;

•	the expense of periodically renovating, repairing and reletting spaces;

•	environmental issues;

•	compliance with the Americans with Disabilities Act and other federal, state, and local laws and regulations;

•	increasing operating costs, including real estate taxes, insurance and utilities, if these increased costs cannot be passed through to tenants;

•	changes in tax, real estate and zoning laws;

•	increase in new commercial properties in our market;

•	tenant defaults and bankruptcies;

•	tenants’ right to sublease space; and

•	concentration of properties leased to non-rated private companies.
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
If our properties do not generate sufficient income to meet operating expenses, including any debt service, tenant improvements, lease commissions and other capital expenditures, we may have to borrow additional amounts to cover fixed costs, and we may have to reduce our distributions to shareholders.
We may be unable to consummate acquisitions and developments on advantageous terms, or new acquisitions and developments may fail to perform as expected: We continue to seek to acquire and develop flex, industrial and office properties where they meet our criteria and we believe that they will enhance our future financial performance and the value of our portfolio. Our belief, however, is based on and is subject to risks, uncertainties and other factors, many of which are forward-looking and are uncertain in nature or are beyond our control, including the risks that our acquisitions and developments may not perform as expected, that we may be unable to quickly integrate new acquisitions and developments into our existing operations and that any costs to develop projects or redevelop acquired properties may exceed estimates. Further, we face significant competition for suitable acquisition properties from other real estate investors, including other publicly traded real estate investment trusts and private institutional investors. As a result, we may be unable to acquire additional properties we desire or the purchase price for desirable properties may be significantly increased. In addition, some of these properties may have unknown characteristics or deficiencies or may not complement our portfolio of existing properties. In addition, we may finance future acquisitions and developments through a combination of borrowings, proceeds from equity or debt offerings by us or the Operating Partnership, and proceeds from property divestitures. These financing options may not be available when desired or required or may be more costly than anticipated, which could adversely affect our cash flow. Real property development is subject to a number of risks, including construction delays, complications in obtaining necessary zoning, occupancy and other governmental permits, cost overruns, financing risks, and the possible inability to meet expected occupancy and rent levels. If any of these problems occur, development costs for a project may increase, and there may be costs incurred for projects that are not completed. As a result of the foregoing, some properties may be worth less or may generate less revenue than, or simply not perform as well as, we believed at the time of acquisition or development, negatively affecting our operating results. Any of the foregoing risks could adversely affect our financial condition, operating results and cash flow, and our ability to pay dividends on, and the market price of, our stock. In addition, we may be unable to successfully integrate and effectively manage the properties we do acquire and develop, which could adversely affect our results of operations.
We may encounter significant delays and expense in reletting vacant space, or we may not be able to relet space at existing rates, in each case resulting in losses of income: When leases expire, we will incur expenses in retrofitting space, and we may not be able to re-lease the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. As of March 31, 2008, our properties generally have lower vacancy rates than the average for the markets in which they are located, and leases accounting for 14.4% of our total annualized rental income expire in 2008 and 21.8% in 2009. While we have estimated our cost of renewing leases that expire in 2008 and 2009, our estimates could be wrong. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.
Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty in collecting from tenants in default, particularly if they declare bankruptcy. This could affect our cash flow and distributions to shareholders. Since many of our tenants are non-rated private companies, this risk may be enhanced. While the Company historically has experienced a low level of write-offs due to bankruptcy, there is inherent uncertainty in a tenant’s ability to continue paying rent if they are in bankruptcy. As of March 31, 2008, the Company had approximately 13,000 square feet occupied by tenants that are protected by Chapter 11 of the U.S.

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
Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. As of March 31, 2008, PS and its affiliates owned 26.5% of the outstanding shares of the Company’s common stock and 26.3% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 45.9% of the outstanding shares of the Company’s common stock. These shares, as well as shares of common stock held by certain other significant shareholders, are eligible to be sold in the public market, subject to compliance with applicable securities laws.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. The program does not expire. Purchases will be made subject to market conditions and other investment opportunities available to the Company. Under existing board authorizations, the Company can repurchase an additional 2.2 million shares.
The following table contains information regarding the Company’s repurchase of its common stock during the three months ended March 31, 2008:

			Total Number of	Maximum Number
	Total Number		Shares Repurchased as	of Shares that May
	of Shares	Average Price	Part of Publicly	Yet Be Repurchased
Period Covered	Repurchased	Paid per Share	Announced Program	Under the Program
January 1 through January 31, 2008	370,042	$49.52	370,042	2,206,221
February 1 through February 29, 2008	—	$—	—	2,206,221
March 1 through March 31, 2008	—	$—	—	2,206,221

Total	370,042	$49.52	370,042	2,206,221

See Note 9 to the consolidated financial statements for additional information on repurchases of equity securities.

ITEM 6. EXHIBITS

Exhibits

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 7, 2008

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