Form 10-K/A
period 2007-12-31
PS BUSINESS PARKS INC/CA
filed 2008-05-16
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note
     PS Business Parks, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A in order to correct the inadvertent omission of the conformed signature of Ernst & Young LLP in the Report of Independent Registered Public Accounting Firm contained at page 50 following Item 9A and at page 55 in Item 15 of the Company’s Annual Report on From 10-K for the fiscal year ended December 31, 2007 and from the Consent of Independent Registered Public Accounting Firm, filed as Exhibit 23. The Company is amending the Form 10-K solely for the purpose of including the conformed signatures of Ernst &Young LLP on these documents.
     No other changes are being made to the Financial Statements or other information in Items 8, 9A and 15. In accordance with SEC rules applicable to the filing of amendments to Annual Reports on Form 10-K, we are including in this amendment the complete text of Items 8, 9A and 15 together with updated Certifications of the Chief Executive Officer and Chief Financial Officer. Except as described above, this amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-K, or reflect events occurring after the date of the filing of the Form 10-K.

PART II
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
February 26, 2008

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

Dated: May 15, 2008

PS Business Parks, Inc.

By:	/s/ Joseph D. Russell, Jr. Joseph D. Russell, Jr.
President and Chief Executive Officer

PS BUSINESS PARKS, INC.
EXHIBIT INDEX

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