Form 10-Q
period 2008-06-30
PS BUSINESS PARKS INC/CA
filed 2008-08-06
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of July 31, 2008, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 20,441,499.

PS BUSINESS PARKS, INC.
INDEX

PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$38,309	$35,041
Real estate facilities, at cost:
Land	494,849	494,849
Buildings and equipment	1,503,218	1,484,049

	1,998,067	1,978,898
Accumulated depreciation	(589,657)	(539,857)

	1,408,410	1,439,041
Land held for development	7,869	7,869

	1,416,279	1,446,910
Rent receivable	1,720	2,240
Deferred rent receivable	21,844	21,927
Other assets	7,149	10,465

Total assets	$1,485,301	$1,516,583

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accrued and other liabilities	$49,829	$51,058
Mortgage notes payable	60,037	60,725

Total liabilities	109,866	111,783
Minority interests:
Preferred units	94,750	94,750
Common units	148,620	154,470
Commitments and contingencies Shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 28,650 shares issued and outstanding at June 30, 2008 and December 31, 2007	716,250	716,250
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,439,118 and 20,777,219 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	204	207
Paid-in capital	357,305	371,267
Cumulative net income	586,007	552,069
Cumulative distributions	(527,701)	(484,213)

Total shareholders’ equity	1,132,065	1,155,580

Total liabilities and shareholders’ equity	$1,485,301	$1,516,583

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$70,446	$67,275	$140,557	$132,399
Facility management fees	177	182	372	365

Total operating revenues	70,623	67,457	140,929	132,764

Expenses:
Cost of operations	21,939	21,022	44,429	41,461
Depreciation and amortization	25,120	24,916	50,567	46,556
General and administrative	2,085	2,112	4,131	3,814

Total operating expenses	49,144	48,050	99,127	91,831

Other income and expenses:
Interest and other income	282	1,189	610	2,990
Interest expense	(990)	(1,012)	(1,983)	(2,119)

Total other income and expenses	(708)	177	(1,373)	871

Income before minority interests	20,771	19,584	40,429	41,804

Minority interests:
Minority interest in income — preferred units	(1,752)	(1,752)	(3,504)	(3,351)
Minority interest in income — common units	(1,639)	(1,294)	(2,987)	(3,324)

Total minority interests	(3,391)	(3,046)	(6,491)	(6,675)

Net income	17,380	16,538	33,938	35,129

Net income allocable to preferred shareholders:
Preferred stock distributions	12,757	12,757	25,513	25,425

Net income allocable to common shareholders	$4,623	$3,781	$8,425	$9,704

Net income per common share:
Basic	$0.23	$0.18	$0.41	$0.46
Diluted	$0.22	$0.17	$0.41	$0.45

Weighted average common shares outstanding:
Basic	20,430	21,334	20,432	21,325

Diluted	20,686	21,681	20,665	21,692

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Unaudited, in thousands, except share data)

								Total
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity
Balances at December 31, 2007	28,650	$716,250	20,777,219	$207	$371,267	$552,069	$(484,213)	$1,155,580
Repurchase of common stock	—	—	(370,042)	(3)	(18,321)	—	—	(18,324)
Exercise of stock options	—	—	17,500	—	447	—	—	447
Stock compensation	—	—	14,441	—	1,502	—	—	1,502
Net income	—	—	—	—	—	33,938	—	33,938
Distributions:
Preferred stock	—	—	—	—	—	—	(25,513)	(25,513)
Common stock	—	—	—	—	—	—	(17,975)	(17,975)
Adjustment to minority interests underlying ownership	—	—	—	—	2,410	—	—	2,410

Balances at June 30, 2008	28,650	$716,250	20,439,118	$204	$357,305	$586,007	$(527,701)	$1,132,065

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months
	Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$33,938	$35,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	50,567	46,556
In-place lease adjustment	(96)	(9)
Lease incentives net of tenant improvement reimbursements	(69)	110
Amortization of mortgage premium	(128)	(122)
Minority interest in income	6,491	6,675
Stock compensation expense	1,502	1,703
Decrease in receivables and other assets	3,514	2,096
Increase (decrease) in accrued and other liabilities	2,644	(507)

Total adjustments	64,425	56,502

Net cash provided by operating activities	98,363	91,631

Cash flows from investing activities:
Capital improvements to real estate facilities	(19,936)	(17,272)
Acquisition of real estate facilities	—	(113,812)

Net cash used in investing activities	(19,936)	(131,084)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(560)	(584)
Repayment of mortgage note payable	—	(4,950)
Net proceeds from the issuance of preferred units	—	11,665
Net proceeds from the issuance of preferred stock	—	139,567
Proceeds from the exercise of stock options	447	365
Shelf registration costs	—	(88)
Repurchase of common stock	(21,626)	—
Redemption of preferred stock	—	(50,000)
Distributions paid to preferred shareholders	(25,513)	(25,425)
Distributions paid to minority interests — preferred units	(3,504)	(3,351)
Distributions paid to common shareholders	(17,975)	(15,571)
Distributions paid to minority interests — common units	(6,428)	(5,333)

Net cash (used in) provided by financing activities	(75,159)	46,295

Net increase in cash and cash equivalents	3,268	6,842
Cash and cash equivalents at the beginning of the period	35,041	67,017

Cash and cash equivalents at the end of the period	$38,309	$73,859

Supplemental schedule of non cash investing and financing activities:
Adjustment to minority interest to underlying ownership:
Minority interest — common units	$(2,410)	$(941)
Paid-in capital	$2,410	$941
See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
1.	Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of June 30, 2008, PSB owned approximately 73.7% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units were owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties, primarily multi-tenant flex, office and industrial space. As of June 30, 2008, the Company owned and operated approximately 19.6 million rentable square feet of commercial space located in eight states. The Company also manages approximately 1.4 million rentable square feet on behalf of PS and its affiliated entities.

Any reference to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2.	Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Allowance for doubtful accounts

The Company monitors the collectibility of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $300,000 at June 30, 2008 and December 31, 2007.

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

Intangible assets/liabilities

Intangible assets and liabilities include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values (included in other assets and accrued liabilities in the accompanying consolidated balance sheets) are amortized, net, to rental income over the remaining non-cancelable terms of the respective leases. The Company recorded net amortization of $48,000 and $36,000 of intangible assets and liabilities resulting from the above-market and below-market lease values during the three months ended June 30, 2008 and 2007, respectively. Amortization was $96,000 and $9,000 for each of the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the value of in-place leases resulted in a net intangible asset of $300,000, net of $892,000 of accumulated amortization, and a net intangible liability of $801,000, net of $556,000 of accumulated amortization. As of December 31, 2007, the value of in-place leases resulted in a net intangible asset of $419,000, net of $773,000 of accumulated amortization, and a net intangible liability of $1.0 million, net of $340,000 of accumulated amortization.

Evaluation for asset impairments

The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At June 30, 2008, the Company did not consider any assets to be impaired.

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

General and administrative expense

General and administrative expense includes executive and other compensation, office expense, professional fees, state income taxes and other such administrative items.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net income allocable to common shareholders	$4,623	$3,781	$8,425	$9,704

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	20,430	21,334	20,432	21,325
Net effect of dilutive stock compensation — based on treasury stock method using average market price	256	347	233	367

Diluted weighted average common shares outstanding	20,686	21,681	20,665	21,692

Net income per common share — Basic	$0.23	$0.18	$0.41	$0.46

Net income per common share — Diluted	$0.22	$0.17	$0.41	$0.45

Options to purchase approximately 66,000 shares for the three and six months ended June 30, 2008 were not included in the computation of diluted net income per share because such options were considered anti-dilutive. Options to purchase approximately 32,000 shares for the three months ended June 30, 2007 were not included in the computation of diluted net income per share because such options were considered anti-dilutive. No options to purchase shares were considered anti-dilutive for the six months ended June 30, 2007.

Segment reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2007 in order to conform to the 2008 presentation.

3.	Real estate facilities

The activity in real estate facilities for the six months ended June 30, 2008 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Equipment	Depreciation	Total
Balances at December 31, 2007	$494,849	$1,484,049	$(539,857)	$1,439,041
Capital improvements, net	—	19,936	—	19,936
Disposals	—	(767)	767	—
Depreciation expense	—	—	(50,567)	(50,567)

Balances at June 30, 2008	$494,849	$1,503,218	$(589,657)	$1,408,410

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

The following table summarizes assets acquired and liabilities assumed during the six months ended June 30, 2007 (in thousands):

Land	$44,979
Buildings	71,264
In-place leases	(1,075)

Total purchase price	115,168
Net operating assets and liabilities acquired	(1,356)

Total cash paid	$113,812

The Company did not acquire any assets or assume any liabilities during the six months ended June 30, 2008.

4.	Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues excluding recovery of operating expenses as of June 30, 2008 under these leases are as follows (in thousands):

2008	$109,574
2009	187,529
2010	141,291
2011	98,430
2012	66,358
Thereafter	96,839

Total	$700,021

In addition to minimum rental payments, certain tenants reimburse the Company for their pro-rata share of specified operating expenses. Such reimbursements amounted to $13.5 million and $11.3 million for the three months ended June 30, 2008 and 2007, respectively and $26.5 million and $21.8 million for the six months ended June 30, 2008 and 2007, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for approximately 6.7% of the leased square footage are subject to termination options which include leases for approximately 2.4% of the total leased square footage having termination options exercisable through December 31, 2008. In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

5.	Bank loans

Subsequent to June 30, 2008, the Company extended the term of its line of credit (the “Credit Facility”) with Wells Fargo Bank to August 1, 2010. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.70% to LIBOR plus 1.50% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $300,000, which will be amortized over the life of the Credit Facility. The Company had no balance outstanding as of June 30, 2008 or December 31, 2007. The Credit Facility requires the Company to meet certain covenants, and the Company was in compliance with all such covenants at June 30, 2008.

6.	Mortgage notes payable

Mortgage notes consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
7.29% mortgage note, secured by one commercial property with a net book value of $6.3 million, principal and interest payable monthly, due February, 2009	$5,235	$5,323
5.73% mortgage note, secured by one commercial property with a net book value of $30.0 million, principal and interest payable monthly, due March, 2013	14,390	14,510
6.15% mortgage note, secured by one commercial property with a net book value of $30.5 million, principal and interest payable monthly, due November, 2031 (1)	17,133	17,348
5.52% mortgage note, secured by one commercial property with a net book value of $16.4 million, principal and interest payable monthly, due May, 2013	10,165	10,274
5.68% mortgage note, secured by one commercial property with a net book value of $18.4 million, principal and interest payable monthly, due May, 2013	10,175	10,281
5.61% mortgage note, secured by one commercial property with a net book value of $6.0 million, principal and interest payable monthly, due January, 2011 (2)	2,939	2,989

Total	$60,037	$60,725

(1)	The mortgage note has a stated principal balance of $16.4 million and a stated interest rate of 7.20%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 6.15%. The unamortized premiums were $736,000 and $834,000 as of June 30, 2008 and December 31, 2007, respectively. This mortgage is repayable without penalty beginning November, 2011.

(2)	The mortgage note has a stated principal balance of $2.8 million and a stated interest rate of 7.61%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 5.61%. The unamortized premiums were $167,000 and $198,000 as of June 30, 2008 and December 31, 2007, respectively.
At June 30, 2008, mortgage notes payable have a weighted average interest rate of 5.9% and a weighted average maturity of 4.0 years with principal payments as follows (in thousands):

2008	$707
2009	6,442
2010	1,376
2011	19,428
2012	856
Thereafter	31,228

Total	$60,037

7.	Minority interests

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

At June 30, 2008, there were 7,305,355 common units owned by PS, which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at June 30, 2008, the minority interest units would convert into approximately 26.3% of the common shares outstanding. Combined with PS’s common stock ownership, on a fully converted basis, PS has a combined ownership of approximately 45.9% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest, and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests’ equity in the Company.

Preferred partnership units

Through the Operating Partnership, the Company has the following preferred units outstanding as of June 30, 2008 and December 31, 2007 (in thousands):

				June 30, 2008		December 31, 2007
		Earliest Potential	Dividend	Units		Units
Series	Issuance Date	Redemption Date	Rate	Outstanding	Amount	Outstanding	Amount
Series G	October, 2002	October, 2007	7.950%	800	$20,000	800	$20,000
Series J	May & June, 2004	May, 2009	7.500%	1,710	42,750	1,710	42,750
Series N	December, 2005	December, 2010	7.125%	800	20,000	800	20,000
Series Q	March, 2007	March, 2012	6.550%	480	12,000	480	12,000

Total				3,790	$94,750	3,790	$94,750

During the first quarter of 2007, the Company completed a private placement of $12.0 million of preferred units through its Operating Partnership. The 6.550% Series Q Cumulative Redeemable Preferred Units are non-callable for five years and have no mandatory redemption.

The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of June 30, 2008, the Company had $2.7 million of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.

8.	Related party transactions

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $97,000 and $76,000 for the three months ended June 30, 2008 and 2007, respectively and $195,000 and $152,000 for the six months ended June 30, 2008 and 2007, respectively.

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

The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under these contracts were $177,000 and $182,000 for the three months ended June 30, 2008 and 2007, respectively and $372,000 and $365,000 for the six months ended June 30, 2008 and 2007, respectively.

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

Both the Company and PS can cancel the property management contract upon 60 days notice. Management fee expense under the contract was approximately $13,000 and $12,000 for the three months ended June 30, 2008 and 2007, respectively and $24,000 for the six months ended June 30, 2008 and 2007.

The Company had amounts due from PS of $199,000 and $717,000 at June 30, 2008 and December 31, 2007, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

9.	Shareholders’ equity

Preferred stock

As of June 30, 2008 and December 31, 2007, the Company had the following preferred stock outstanding (in thousands, except share data):

				June 30, 2008		December 31, 2007
		Earliest Potential	Dividend	Shares		Shares
Series	Issuance Date	Redemption Date	Rate	Outstanding	Amount	Outstanding	Amount
Series H	January & October, 2004	January, 2009	7.000%	8,200	$205,000	8,200	$205,000
Series I	April, 2004	April, 2009	6.875%	3,000	75,000	3,000	75,000
Series K	June, 2004	June, 2009	7.950%	2,300	57,500	2,300	57,500
Series L	August, 2004	August, 2009	7.600%	2,300	57,500	2,300	57,500
Series M	May, 2005	May, 2010	7.200%	3,300	82,500	3,300	82,500
Series O	June & August, 2006	June, 2011	7.375%	3,800	95,000	3,800	95,000
Series P	January, 2007	January, 2012	6.700%	5,750	143,750	5,750	143,750

Total				28,650	$716,250	28,650	$716,250

On January 17, 2007, the Company issued 5.8 million depositary shares, each representing 1/1,000 of a share of the 6.700% Cumulative Preferred Stock, Series P, at $25.00 per depositary share for gross proceeds of $143.8 million.

The Company recorded $12.8 million in distributions to its preferred shareholders for the three months ended June 30, 2008 and 2007. The Company recorded $25.5 million and $25.4 million in distributions to its preferred shareholders for the six months ended June 30, 2008 and 2007, respectively.

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. As of June 30, 2008, the Company had $23.7 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock

The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the six months ended June 30, 2008, the Company repurchased 370,042 shares of common stock at an aggregate cost of $18.3 million or an average cost per share of $49.52. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million or an average cost per share of $35.84. Under existing board authorizations, the Company can repurchase an additional 2.2 million shares. No shares were repurchased during the six months ended June 30, 2007.

The Company paid $9.0 million ($0.44 per common share) and $9.4 million ($0.44 per common share) in distributions to its common shareholders for the three months ended June 30, 2008 and 2007, respectively and $18.0 million ($0.88 per common share) and $15.6 million ($0.73 per common share) for the six months ended June 30, 2008 and 2007, respectively.

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

The weighted average grant date fair value of the options granted during the six months ended June 30, 2008 and 2007 were $8.50 per share and $12.11 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the six months ended June 30, 2008 and 2007, respectively; a dividend yield of 3.1% and 2.6%; expected volatility of 19.1% and 18.2%; expected life of five years; and risk-free interest rates of 3.1% and 4.5%.

The weighted average grant date fair value of restricted stock units granted during the six months ended June 30, 2008 and 2007 were $52.35 and $71.23, respectively. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant.

At June 30, 2008, there were a combined total of 1.2 million options and restricted stock units authorized to grant. Information with respect to outstanding options and nonvested restricted stock units granted under the 1997 Plan and 2003 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2007	572,587	$37.86
Granted	14,000	$57.79
Exercised	(17,500)	$25.54
Forfeited	—	—

Outstanding at June 30, 2008	569,087	$38.73	5.12 Years	$8,132

Exercisable at June 30, 2008	427,887	$34.52	4.33 Years	$7,452

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2007	228,227	$53.91
Granted	38,650	$52.35
Vested	(22,469)	$48.35
Forfeited	(2,000)	$53.65

Nonvested at June 30, 2008	242,408	$54.18

Included in the Company’s consolidated statements of income for the three months ended June 30, 2008 and 2007, was $111,000 and $262,000, respectively, in net stock option compensation expense related to stock options. Net stock option compensation expense for the six months ended June 30, 2008 and 2007 was $217,000 and $332,000, respectively. Net compensation expense of $882,000 and $777,000 related to restricted stock units was recognized during the three months ended June 30, 2008 and 2007, respectively. Net compensation expense of $1.8 million and $1.3 million related to restricted stock units was recognized during the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, there was $992,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 3.0 years. As of June 30, 2008, there was $7.7 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 3.3 years.

Cash received from 17,500 stock options exercised during the six months ended June 30, 2008 was $447,000. Cash received from 9,600 stock options exercised during the six months ended June 30, 2007 was $365,000. The aggregate intrinsic value of the stock options exercised during the six months ended June 30, 2008 and 2007 was $509,000 and $326,000, respectively.

During the six months ended June 30, 2008, 22,469 restricted stock units vested; in settlement of these units, 14,441 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the six months ended June 30, 2008 was $1.2 million. During the six months ended June 30, 2007, 18,373 restricted stock units vested; in settlement of these units, 11,749 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the six months ended June 30, 2007 was $1.3 million.

In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income was $25,000 in compensation expense for the three months ended June 30, 2008 and 2007 and $51,000 for the six months ended June 30, 2008 and 2007. As of June 30, 2008 and 2007, there was $261,000 and $363,000, respectively, of unamortized compensation expense related to these shares. In April of 2007, the Company issued 5,000 shares to a director upon retirement with an aggregate fair value of $345,000.

12.	Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141R”), to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141R also requires companies to recognize the fair value of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. In addition, SFAS 141R requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS 141R on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and requires all entities to report noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. In addition, SFAS 160 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. SFAS 160 applies to our fiscal year beginning on January 1, 2009 and will be adopted prospectively. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Early adoption is prohibited. The adoption of SFAS 160 will result in a reclassification of minority interest to a separate component of total equity and net income allocable to noncontrolling interest will no longer be treated as a reduction to net income but will be shown as a reduction from net income in calculating net income available to common shareholders. The adoption of SFAS 160 is not expected to have an impact on net income allocable to common shareholders or net income per common share.

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
During the first six months of 2008, the Company successfully leased or re-leased 2.8 million square feet of space while experiencing a slight increase in rental rates and relatively flat transaction costs. Total net operating income for the six months ended June 30, 2008 increased $5.2 million or 5.7% compared to the six months ended June 30, 2007. See further discussion of operating results below.
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

In determining the fair value of the tangible assets of the acquired properties, management considers the value of the properties as if vacant as of the acquisition date. Management must make significant assumptions in determining the value of assets acquired and liabilities assumed. Using different assumptions in the allocation of the purchase cost of the acquired properties would affect the timing of recognition of the related revenue and expenses. Amounts allocated to land are derived from comparable sales of land within the same region. Amounts allocated to buildings and improvements, tenant improvements and unamortized lease commissions are based on current market replacement costs and other market rate information.
The value allocable to the above-market or below-market in-place lease values of acquired properties is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual rents to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The amounts allocated to above-market or below-market leases are included in other assets or other liabilities in the accompanying consolidated balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases.
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

Impairment of Long-Lived Assets: The Company evaluates a property for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. On a quarterly basis, we evaluate our whole portfolio for impairment based on current operating information. In the event that these periodic assessments reflect that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, the Company would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. Management must make assumptions related to the property such as future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels and the estimated proceeds generated from the future sale of the property. These assumptions could differ materially from actual results in future periods. Since SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” provides that the future cash flows used in this analysis be considered on an undiscounted basis, our intent to hold properties over the long-term directly decreases the likelihood of recording an impairment loss. If our strategy changes or if market conditions otherwise dictate an earlier sale date, an impairment loss could be recognized and such loss could be material.
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
Effect of Economic Conditions on the Company’s Operations:
The conditions in the sub-prime lending industry and housing market in late 2007 and early 2008 have caused a weakening in the credit market and overall U.S. economy. During the first six months of 2008, these weakening economic conditions were reflected in commercial real estate as the Company experienced a slight increase in rental rates and relatively flat transaction costs. It is uncertain what impact a recession or similar economic conditions may have on the Company’s ability to maintain high occupancy levels and increase rents. While the Company has not experienced a significant impact from the slowed economy, conditions may change and the Company may be impacted by lower occupancy and a reduced ability to raise rents.
While the Company historically has experienced a low level of write-offs due to bankruptcy, there is inherent uncertainty in a tenant’s ability to continue paying rent when in bankruptcy. As of June 30, 2008, the Company had approximately 13,000 square feet occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. Given the historical uncertainty of these tenants’ ability to meet their lease obligations, we will continue to reserve any income that would have been realized on a straight-line basis. Several other tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.

Company Performance and Effect of Economic Conditions on Primary Markets:
The Company’s operations are substantially concentrated in 10 regions. Current market conditions for each region are summarized below. During the six months ended June 30, 2008, rental rates on new and renewed leases within the Company’s overall portfolio increased 1.4%. Excluding a 43,000 square foot lease executed during the first quarter of 2008 on a space previously occupied by a government tenant, the increase would have been 3.2%. These changes are based on comparisons to the most recent in-place rents prior to renewal or replacement. The Company has compiled the market occupancy information set forth below using third party reports for each respective market. The Company considers these sources to be reliable, but there can be no assurance that the information in these reports is accurate.
The Company owns approximately 4.0 million square feet in Southern California. Market vacancies have increased in large part due to the number of sub-prime lenders, mortgage brokers and other related businesses that have vacated space, creating significantly more competition for tenants. The effect of these vacancies however is less on flex space, which comprises 63.7% of the Company’s Southern California portfolio. Vacancy rates in Southern California range from 2.0% to 13.3%. The Company’s vacancy rate in this region at June 30, 2008 was 6.8%. For the six months ended June 30, 2008, the overall market experienced negative net absorption of 0.2% attributed to the mortgage and housing-related companies as well as newly constructed space completed during 2008. The Company’s weighted average occupancy for the region decreased from 93.9% for the first six months in 2007 to 93.6% for the first six months in 2008. Annualized realized rent per square foot increased 3.1% from $16.96 per square foot for the first six months in 2007 to $17.49 per square foot for the first six months in 2008. Although these markets continue to experience increasing rental rates, the Company has seen signs of easing rental rate growth and modestly increasing concessions due to higher vacancies in the office market. Additionally, construction of Class A buildings, primarily in Orange County, could have an impact on the Company’s ability to maintain occupancy and generate measurable rental rate growth within the office portfolio.
The Company owns approximately 1.8 million square feet in Northern California with a concentration in Sacramento, the East Bay (Hayward and San Ramon) and Silicon Valley (San Jose). The vacancy rates in these submarkets are 16.0%, 18.6% and 14.5%, respectively. The Company’s vacancy rate in its Northern California portfolio at June 30, 2008 was 7.4%. Demand in these submarkets has slowed for users over 20,000 square feet and softened for users less than 10,000 square feet. For the six months ended June 30, 2008, the combined submarkets experienced positive net absorption of 0.7%, however, the time necessary to execute a transaction has lengthened as tenants weigh their options and negotiate on tenant improvements. The Company’s weighted average occupancy in this region increased from 90.7% for the first six months in 2007 to 92.1% for the first six months in 2008. Positively affected by the growth and stability of the technology industry, annualized realized rent per square foot increased 3.3% from $13.84 per square foot for the first six months in 2007 to $14.29 per square foot for the first six months in 2008.
The Company owns approximately 1.2 million square feet in Southern Texas, which includes the Austin and Houston markets. Market vacancy rates are 10.2% in the Austin market and 11.7% in the Houston market. The Company’s vacancy rate for the combined markets at June 30, 2008 was 4.1%. The job growth in both the Austin and Houston markets and the strong oil and gas industry in the Houston market helped increase leasing activity in the Company’s Southern Texas portfolio, which is evidenced in the occupancy and rental rate improvement within the portfolio. For the six months ended June 30, 2008, the combined markets experienced positive net absorption of 0.5%. The Company’s weighted average occupancy in this region increased from 92.2% for the first six months in 2007 to 95.6% for the first six months in 2008. Annualized realized rent per square foot increased 6.7% from $10.63 per square foot for the first six months in 2007 to $11.34 per square foot for the first six months in 2008. Texas leads the nation in scheduled construction projects and as construction outweighs demand, it could have an impact on the Company’s ability to maintain occupancy and generate measurable rental rate growth within the Company’s portfolio.

The Company owns approximately 1.7 million square feet in Northern Texas, which includes the Dallas Metroplex market. The market vacancy rate in Las Colinas, where most of the Company’s properties are located, is 9.2%. The Company’s vacancy rate at June 30, 2008 in this market was 7.7%. For the six months ended June 30, 2008, the market experienced positive net absorption of 0.8% as the result of continued job growth in Northern Texas. During 2008, modest new construction continued, which included both speculative construction, as well as owner-user construction. Despite the new construction, the Company has experienced a modest level of leasing activity during the first six months of 2008 with stable rental rates and higher occupancy levels. The Company’s weighted average occupancy for the region increased from 83.8% for the first six months in 2007 to 93.0% for the first six months in 2008. Annualized realized rent per square foot increased 2.7% from $10.37 per square foot for the first six months in 2007 to $10.65 per square foot for the first six months in 2008 as rental rates have increased modestly over expiring leases. However, new supply completed during the year could have an impact on the Company’s ability to maintain occupancy and generate measurable rental rate growth within the Company’s portfolio.
The Company owns approximately 3.6 million square feet in South Florida. The Company owns Miami International Commerce Center (“MICC”) located in the Airport West submarket of Miami-Dade County. While the saturation of the condominium and housing markets in Miami has negatively impacted its overall economy, it has had little impact on international trade-based assets, such as industrial and flex space, which comprises 88.6% of the Company’s South Florida portfolio. MICC is located less than one mile from the cargo entrance of the Miami International Airport, which is one of the most active ports in the United States. The Company acquired two assets in Palm Beach County at the end of 2006, comprising 398,000 square feet. The downturn in the housing market and slowing economy have adversely affected Palm Beach County. Market vacancy rates for Miami-Dade County and Palm Beach County are 8.4% and 10.2%, respectively, compared with the Company’s South Florida region vacancy rate of 4.0% at June 30, 2008. For the six months ended June 30, 2008, the combined markets experienced positive net absorption of 0.2%. The Company’s weighted average occupancy in this region outperformed the market despite a decrease from 98.1% for the first six months in 2007 to 96.4% for the first six months in 2008. Annualized realized rent per square foot increased 4.9% from $8.81 per square foot for the first six months in 2007 to $9.24 per square foot for the first six months in 2008.
The Company owns approximately 3.0 million square feet in the Northern Virginia submarket of Washington D.C., where the average market vacancy rate is 11.8%. Vacancy rates in this market increased as new supply continues to outpace the demand. The Company’s vacancy rate in this market at June 30, 2008 was 2.7%. Most submarkets in the greater Washington D.C. market continue to demonstrate stable fundamentals. A major contributor to the market strength is tied to government contracting and defense spending. For the six months ended June 30, 2008, the market experienced positive net absorption of 1.0%. During 2007 and continuing into 2008, construction of Class A buildings has had a modest impact on the Company’s portfolio. The amount of sublease space available in the market has increased throughout the year and could limit the Company’s ability to generate measurable rental rate growth and place pressure on occupancy. Annualized realized rent per square foot increased 3.3% from $19.36 per square foot for the first six months in 2007 to $20.00 per square foot for the first six months in 2008. The Company’s weighted average occupancy increased from 93.4% for the first six months in 2007 to 97.2% for the first six months in 2008.
The Company owns approximately 1.8 million square feet in the Maryland submarket of Washington D.C. The Company’s portfolio is primarily located in Montgomery County and Silver Spring. The business of the federal government, healthcare, education and life sciences continue to be the primary drivers within the Company’s portfolio. The Company’s vacancy rate in the region at June 30, 2008 was 9.4% compared to 11.4% for the market as a whole. The market vacancy rate increased as new constructions are completed with limited preleasing activities. For the six months ended June 30, 2008, the market experienced negative net absorption of 0.5%, which is attributed to a decrease in demand for large blocks of space due to the slowing economy. The Company’s weighted average occupancy decreased from 95.0% for the first six months in 2007 to 90.7% for the first six months in 2008, modestly outperforming the market. The decrease in occupancy was primarily related to a 67,000 square foot tenant vacating its space at the end of 2007. Annualized realized rent per square foot increased 0.1% from $23.06 per square foot for the first six months in 2007 to $23.08 per square foot for the first six months in 2008.

The Company owns approximately 1.3 million square feet in the Beaverton submarket of Portland, Oregon. The market vacancy rate in this region is 16.6%. The Company’s vacancy rate in the market was 16.7% at June 30, 2008. The recent economic trends and slowdown have resulted in increases in both vacancy rates and rent concessions in the market. For the six months ended June 30, 2008, the market experienced negative net absorption of 1.3%. The Company’s weighted average occupancy decreased from 91.4% for the first six months in 2007 to 84.4% for the first six months in 2008 primarily related to a 120,000 square foot tenant vacating its space during the second quarter of 2008 combined with the loss of three tenants during 2007 due to business failures. Despite the recent trends and slowdown, annualized realized rent per square foot increased 6.3% from $15.67 per square foot for the first six months in 2007 to $16.66 per square foot for the first six months in 2008. The increase was primarily the result of the six months in 2007 being negatively impacted by the business failures combined with a modest increase in rental rates.
The Company owns approximately 679,000 square feet in the Phoenix and Tempe submarkets of Arizona. Market vacancies increased significantly due to the number of housing-related tenants who have vacated space, creating significantly more competition for tenants. During 2007 and continuing into 2008, significant construction of buildings has impacted the Company’s portfolio and may result in higher lease concessions while limiting the Company’s ability to generate measurable rental rate growth. The market vacancy rate is 11.1% compared to the Company’s vacancy rate of 13.1% at June 30, 2008. For the six months ended June 30, 2008, despite new supply outpacing demand, the market experienced positive net absorption of 0.3%. Although demand for space has subsided, annualized realized rent per square foot increased 4.9% from $11.21 per square foot for the first six months in 2007 to $11.76 per square feet for the first six months in 2008. The Company’s weighted average occupancy in the region decreased from 90.2% for the first six months in 2007 to 87.1% for the first six months in 2008.
The Company owns approximately 521,000 square feet in the state of Washington. On February 16, 2007, the Company acquired Overlake Business Center, a 493,000 square foot multi-tenant office and flex business park located in Redmond, Washington. The commercial airline and technology industries continue to drive the market. As a result of these industries, the market experienced positive net absorption of 0.4% for the six months ended June 30, 2008. The Company’s vacancy rate in this region at June 30, 2008 was 4.3% compared to 9.4% for the market as a whole. The Company’s weighted average occupancy increased from 88.7% for the first six months in 2007 to 94.3% for the first six months in 2008. Annualized realized rent per square foot increased 11.5% from $17.11 per square foot for the first six months in 2007 to $19.08 per square foot for the first six months in 2008.
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
Scheduled Lease Expirations:
In addition to the 1.3 million square feet, or 6.5%, of currently available space in our total portfolio, leases representing approximately 10.2% of the leased square footage of our total portfolio are scheduled to expire during the remainder of 2008. Leases comprising approximately 267,000 square feet of currently vacant space have been executed as of the date of this report and are expected to commence during the third and fourth quarters of 2008. Our ability to re-lease available space depends upon the market conditions in the specific submarkets in which our properties are located.

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
Concentration of Portfolio by Region:
Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables), are summarized for the three and six months ended June 30, 2008 by major geographic region below. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them as well as the investor the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization has been excluded from these financial measures as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization is generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. The tables below reflect rental income, operating expenses and NOI for the three and six months ended June 30, 2008 based on geographical concentration. The total of all regions is equal to the amount of rental income and cost of operations recorded by the Company in accordance with GAAP. As part of the tables below, we have shown the effect of depreciation and amortization on NOI. We have reconciled NOI to consolidated income before minority interests in the table under “Results of Operations” below. The percent of total by region reflects the actual contribution to rental income, cost of operations and NOI during the period (in thousands):
Three Months Ended June 30, 2008:

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,988	20.4%	$16,421	23.3%	$4,134	18.8%	$12,287	25.3%
Northern California	1,819	9.3%	6,043	8.6%	1,866	8.5%	4,177	8.6%
Southern Texas	1,161	5.9%	3,218	4.6%	1,481	6.8%	1,737	3.6%
Northern Texas	1,689	8.6%	4,207	6.0%	1,670	7.6%	2,537	5.2%
South Florida	3,598	18.4%	7,980	11.3%	2,622	12.0%	5,358	11.1%
Virginia	3,019	15.4%	14,749	20.9%	4,286	19.5%	10,463	21.6%
Maryland	1,770	9.1%	9,118	12.9%	2,855	13.0%	6,263	12.9%
Oregon	1,313	6.7%	4,591	6.5%	1,618	7.4%	2,973	6.1%
Arizona	679	3.5%	1,731	2.5%	761	3.5%	970	2.0%
Washington	521	2.7%	2,388	3.4%	646	2.9%	1,742	3.6%

Total before depreciation and amortization	19,557	100.0%	70,446	100.0%	21,939	100.0%	48,507	100.0%

Depreciation and amortization			—		25,120		(25,120)

Total based on GAAP			$70,446		$47,059		$23,387

Six Months Ended June 30, 2008:

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,988	20.4%	$32,661	23.2%	$8,381	18.9%	$24,280	25.3%
Northern California	1,819	9.3%	11,960	8.5%	3,567	8.0%	8,393	8.7%
Southern Texas	1,161	5.9%	6,292	4.5%	2,821	6.4%	3,471	3.6%
Northern Texas	1,689	8.6%	8,372	5.9%	3,108	7.0%	5,264	5.5%
South Florida	3,598	18.4%	16,006	11.4%	5,370	12.1%	10,636	11.1%
Virginia	3,019	15.4%	29,326	20.9%	8,927	20.1%	20,399	21.2%
Maryland	1,770	9.1%	18,531	13.2%	5,929	13.3%	12,602	13.1%
Oregon	1,313	6.7%	9,243	6.6%	3,434	7.7%	5,809	6.0%
Arizona	679	3.5%	3,476	2.5%	1,540	3.5%	1,936	2.0%
Washington	521	2.7%	4,690	3.3%	1,352	3.0%	3,338	3.5%

Total before depreciation and amortization	19,557	100.0%	140,557	100.0%	44,429	100.0%	96,128	100.0%

Depreciation and amortization			—		50,567		(50,567)

Total based on GAAP			$140,557		$94,996		$45,561

Concentration of Credit Risk by Industry:
The information below depicts the industry concentration of our tenant base as of June 30, 2008. The Company analyzes this concentration to understand significant industry exposure risk.

% of Total
Industry	Annual Rents
Business Services	13.3%
Computer Hardware, Software and Related Service	9.8%
Health Services	9.8%
Warehouse, Transportation and Logistics	8.7%
Government	8.7%
Financial Services	8.3%
Contractors	7.5%
Retail	6.3%
Communications	5.6%
Home Furnishings	3.8%
Electronics	3.2%
Educational Services	2.8%

Total	87.8%

The information below depicts the Company’s top 10 customers by annual rents as of June 30, 2008 (in thousands):

			% of Total
		Annualized	Annualized
Tenants	Square Footage	Rental Income (1)	Rental Income
U.S. Government	462	$12,035	4.3%
Kaiser Permanente	186	4,447	1.6%
Wells Fargo	102	1,701	0.6%
AARP	102	1,610	0.6%
Northrop Grumman	58	1,587	0.6%
Raytheon	78	1,471	0.5%
Intel	94	1,333	0.5%
American Intercontinental University	75	1,330	0.5%
Montgomery County Public Schools	47	1,268	0.5%
American Systems	63	1,205	0.4%

Total	1,267	$27,987	10.1%

(1)	For leases expiring prior to December 31, 2008, annualized rental income represents income to be received under existing leases from June 30, 2008 through the date of expiration.

Comparative Analysis of the Three and Six Months Ended June 30, 2008 to the Three and Six Months Ended June 30, 2007
Results of Operations: In order to evaluate the performance of the Company’s overall portfolio over two comparable periods, management analyzes the operating performance of a consistent group of properties owned and operated throughout both periods (herein referred to as “Same Park”). Operating properties that the Company acquired subsequent to January 1, 2007 are referred to as “Non-Same Park.” For the six months ended June 30, 2008 and 2007, the Same Park facilities constitute 18.7 million rentable square feet, which includes all assets the Company owned and operated from January 1, 2007 through June 30, 2008, representing approximately 95.6% of the total square footage of the Company’s portfolio as of June 30, 2008.
Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table) are summarized for the three and six months ended June 30, 2008 and 2007. The Company’s property operations account for substantially all of the net operating income earned by the Company. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.
The following table presents the operating results of the Company’s properties for the three and six months ended June 30, 2008 and 2007 in addition to other income and expense items affecting income from operations. The Company breaks out Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot data):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Rental income:
Same Park (18.7 million rentable square feet) (1)	$66,638	$64,675	3.0%	$133,034	$128,822	3.3%
Non-Same Park (870,000 square feet) (2)	3,808	2,600	46.5%	7,523	3,577	110.3%

Total rental income	70,446	67,275	4.7%	140,557	132,399	6.2%

Cost of operations:
Same Park	20,763	20,251	2.5%	42,006	40,423	3.9%
Non-Same Park	1,176	771	52.5%	2,423	1,038	133.4%

Total cost of operations	21,939	21,022	4.4%	44,429	41,461	7.2%

Net operating income (3):
Same Park	45,875	44,424	3.3%	91,028	88,399	3.0%
Non-Same Park	2,632	1,829	43.9%	5,100	2,539	100.9%

Total net operating income	48,507	46,253	4.9%	96,128	90,938	5.7%

Other income and expenses:
Facility management fees	177	182	(2.7%)	372	365	1.9%
Interest and other income	282	1,189	(76.3%)	610	2,990	(79.6%)
Interest expense	(990)	(1,012)	(2.2%)	(1,983)	(2,119)	(6.4%)
Depreciation and amortization	(25,120)	(24,916)	0.8%	(50,567)	(46,556)	8.6%
General and administrative	(2,085)	(2,112)	(1.3%)	(4,131)	(3,814)	8.3%

Income before minority interest	$20,771	$19,584	6.1%	$40,429	$41,804	(3.3%)

Same Park gross margin (4)	68.8%	68.7%	0.1%	68.4%	68.6%	(0.3%)
Same Park weighted average for the period:
Occupancy	93.7%	93.5%	0.2%	94.0%	93.3%	0.8%
Annualized realized rent per square foot (5)	$15.22	$14.81	2.8%	$15.15	$14.78	2.5%

(1)	See above for a definition of Same Park.

(2)	Represents operating properties owned by the Company as of June 30, 2008 that are not included in Same Park.

(3)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” above for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

(4)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income.

(5)	Same Park realized rent per square foot represents the annualized Same Park rental income earned per occupied square foot.
The following tables summarize the Same Park operating results by major geographic region for the three and six months ended June 30, 2008 and 2007. In addition, the tables reflect the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2007, and the impact of such is included in Non-Same Park facilities in the tables below (in thousands):
Three Months Ended June 30, 2008 and 2007:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	June 30,	June 30,	Increase	June 30,	June 30,	Increase	June 30,	June 30,	Increase
Region	2008	2007	(Decrease)	2008	2007	(Decrease)	2008	2007	(Decrease)
Southern California	$16,421	$15,918	3.2%	$4,134	$4,216	(1.9%)	$12,287	$11,702	5.0%
Northern California	5,297	4,906	8.0%	1,543	1,503	2.7%	3,754	3,403	10.3%
Southern Texas	3,218	2,892	11.3%	1,481	1,257	17.8%	1,737	1,635	6.2%
Northern Texas	4,207	3,697	13.8%	1,670	1,508	10.7%	2,537	2,189	15.9%
South Florida	7,980	7,802	2.3%	2,622	2,569	2.1%	5,358	5,233	2.4%
Virginia	13,986	13,181	6.1%	4,052	3,800	6.6%	9,934	9,381	5.9%
Maryland	9,118	9,861	(7.5%)	2,855	3,042	(6.1%)	6,263	6,819	(8.2%)
Oregon	4,591	4,555	0.8%	1,618	1,561	3.7%	2,973	2,994	(0.7%)
Arizona	1,731	1,778	(2.6%)	761	770	(1.2%)	970	1,008	(3.8%)
Washington	89	85	4.7%	27	25	8.0%	62	60	3.3%

Total Same Park	66,638	64,675	3.0%	20,763	20,251	2.5%	45,875	44,424	3.3%
Non-Same Park	3,808	2,600	46.5%	1,176	771	52.5%	2,632	1,829	43.9%

Total before depreciation and amortization	70,446	67,275	4.7%	21,939	21,022	4.4%	48,507	46,253	4.9%
Depreciation and amortization	—	—	—	25,120	24,916	0.8%	(25,120)	(24,916)	0.8%

Total based on GAAP	$70,446	$67,275	4.7%	$47,059	$45,938	2.4%	$23,387	$21,337	9.6%

Six Months Ended June 30, 2008 and 2007:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	June 30,	June 30,	Increase	June 30,	June 30,	Increase	June 30,	June 30,	Increase
Region	2008	2007	(Decrease)	2008	2007	(Decrease)	2008	2007	(Decrease)
Southern California	$32,661	$31,728	2.9%	$8,381	$8,396	(0.2%)	$24,280	$23,332	4.1%
Northern California	10,497	9,943	5.6%	2,959	2,803	5.6%	7,538	7,140	5.6%
Southern Texas	6,292	5,694	10.5%	2,821	2,597	8.6%	3,471	3,097	12.1%
Northern Texas	8,372	7,334	14.2%	3,108	3,042	2.2%	5,264	4,292	22.6%
South Florida	16,006	15,549	2.9%	5,370	5,040	6.5%	10,636	10,509	1.2%
Virginia	27,781	26,172	6.1%	8,410	7,865	6.9%	19,371	18,307	5.8%
Maryland	18,531	19,392	(4.4%)	5,929	6,030	(1.7%)	12,602	13,362	(5.7%)
Oregon	9,243	9,415	(1.8%)	3,434	3,142	9.3%	5,809	6,273	(7.4%)
Arizona	3,476	3,433	1.3%	1,540	1,459	5.6%	1,936	1,974	(1.9%)
Washington	175	162	8.0%	54	49	10.2%	121	113	7.1%

Total Same Park	133,034	128,822	3.3%	42,006	40,423	3.9%	91,028	88,399	3.0%
Non-Same Park	7,523	3,577	110.3%	2,423	1,038	133.4%	5,100	2,539	100.9%

Total before depreciation and amortization	140,557	132,399	6.2%	44,429	41,461	7.2%	96,128	90,938	5.7%
Depreciation and amortization	—	—	—	50,567	46,556	8.6%	(50,567)	(46,556)	8.6%

Total based on GAAP	$140,557	$132,399	6.2%	$94,996	$88,017	7.9%	$45,561	$44,382	2.7%

Revenues: Revenues increased $3.2 million for the three months ended June 30, 2008, over the same period in 2007 driven primarily by an increase of $2.0 million from the Company’s Same Park portfolio as a result of a slight improvement in occupancy and higher realized rental rates. In addition, the Company had an increase of $1.2 million from assets acquired during 2007. Revenues increased $8.2 million for the six months ended June 30, 2008, over the same period in 2007 driven primarily by an increase of $4.2 million from the Company’s Same Park portfolio which was also due to a slight improvement in occupancy and higher rental rates combined with an increase of $3.9 million from assets acquired during 2007.
Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the three months ended June 30, 2008, $177,000 in revenue was recognized from facility management operations compared to $182,000 for the same period in 2007. During the six months ended June 30, 2008, $372,000 in revenue was recognized from facilities management operations compared to $365,000 for the same period in 2007.
Cost of Operations: Cost of operations for the three months ended June 30, 2008 was $21.9 million compared to $21.0 million for the same period in 2007, an increase of $917,000 or 4.4%. Assets acquired in 2007 accounted for $405,000 or 44.2% of the increase. Cost of operations as a percentage of rental income remained fairly consistent for the three months ended June 30, 2008 and 2007 at 31.1% and 31.2%, respectively. The higher levels of operating costs is driven by an increase in property taxes of $816,000 as a result of increases in both rates and assessed values, utilities costs of $208,000 and repairs and maintenance costs of $194,000 offset with a decrease in other expenses of $406,000 as a result of a decrease in personnel procurement cost, marketing materials and third party services. Cost of operations for the six months ended June 30, 2008 was $44.4 million compared to $41.5 million for the same period in 2007, an increase of $3.0 million or 7.2%. Assets acquired in 2007 accounted for $1.4 million or 46.7% of the increase. Cost of operations as a percentage of rental income increased slightly for the six months ended June 30, 2008 and 2007 at 31.6% and 31.3%, respectively. The increase as a percentage of rental income is primarily due to an increase in property taxes of $1.4 million as a result of increase in both rates and assessed values, repairs and maintenance costs of $740,000, utilities cost of $486,000 and payroll costs of $379,000 offset by a decrease in other expenses of $278,000 due to a decrease in personnel procurement costs, marketing materials and third party services.
Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended June 30, 2008 was $25.1 million compared to $24.9 million for the same period in 2007. Depreciation and amortization expense for the six months ended June 30, 2008 was $50.6 million compared to $46.6 million for the same period in 2007. This increase is primarily due to the acquisition of 870,000 square feet during 2007, as well as depreciation expense on capital and tenant improvements acquired during 2008 and 2007.
General and Administrative Expense: General and administrative expense consisted of the following expenses (in thousands):

	For the Three Months Ended
	June 30,		Increase
	2008	2007	(Decrease)
Compensation expense	$855	$815	4.9%
Stock compensation expense	727	808	(10.0%)
Professional and investor services	309	302	2.3%
Other expenses	194	187	3.7%

Total	$2,085	$2,112	(1.3%)

	For the Six Months Ended
	June 30,		Increase
	2008	2007	(Decrease)
Compensation expense	$1,766	$1,649	7.1%
Stock compensation expense	1,415	1,171	20.8%
Professional and investor services	583	597	(2.3%)
Other expenses	367	397	(7.6%)

Total	$4,131	$3,814	8.3%

For the three months ended June 30, 2008, general and administrative costs have decreased $27,000 or 1.3% over the same period in 2007. For the six months ended June 30, 2008, general and administrative costs have increased $317,000 or 8.3% over the same period in 2007. The increase was primarily the result of higher stock compensation expense related to the long-term incentive plan for senior management.
Interest and Other Income: Interest and other income reflect earnings on cash balances in addition to miscellaneous income items. Interest income was $255,000 for the three months ended June 30, 2008 compared to $1.2 million for the same period in 2007. Interest income was $561,000 and $2.9 million for the six months ended June 30, 2008 and 2007, respectively. The decrease is attributable to lower cash balances and lower effective interest rates. Average cash balances and effective interest rates for the six months ended June 30, 2008 were $43.2 million and 2.6%, respectively, compared to $114.5 million and 5.1%, respectively, for the same period in 2007.
Interest Expense: Interest expense was $990,000 for the three months ended June 30, 2008 compared to $1.0 million for the same period in 2007. Interest expense was $2.0 million and $2.1 million for the six months ended June 30, 2008 and 2007, respectively. The decrease is primarily attributable to the repayment of a mortgage note of $5.0 million during the first quarter of 2007.
Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $3.4 million ($1.8 million allocated to preferred unit holders and $1.6 million allocated to common unit holders) for the three months ended June 30, 2008 compared to $3.0 million ($1.8 million allocated to preferred unit holders and $1.3 million allocated to common unit holders) for the same period in 2007. The increase in minority interest in income for the three months ended June 30, 2008 over the same period of 2007 was primarily due to an increase in income allocated to common unit holders. Minority interest in income was $6.5 million ($3.5 million allocated to preferred unit holders and $3.0 million allocated to common unit holders) for the six months ended June 30, 2008 compared to $6.7 million ($3.4 million allocated to preferred unit holders and $3.3 million allocated to common unit holders) for the same period in 2007. The decrease in minority interest in income for the six months ended June 30, 2008 over the same period of 2007 was primarily due to a decrease in interest and other income partially offset by an increase in cash distributions to preferred unit holders.
Liquidity and Capital Resources
Cash and cash equivalents increased $3.3 million from $35.0 million at December 31, 2007 to $38.3 million at June 30, 2008. The increase was primarily due to retained cash from operations offset by the repurchase of common stock.
Net cash provided by operating activities for the six months ended June 30, 2008 and 2007 was $98.4 million and $91.6 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders in addition to providing additional cash for future growth and debt repayment.
Net cash used in investing activities was $19.9 million and $131.1 million for the six months ended June 30, 2008 and 2007, respectively. The change of $111.1 million was primarily due to property acquisitions in Washington and California for a combined total of $113.8 million during the first quarter of 2007 offset with an increase in capital improvements of $2.7 million.
Net cash used in financing activities for the six months ended June 30, 2008 was $75.2 million compared to net cash provided by financing activities for the six months ended June 30, 2007 of $46.3 million. The change of $121.5 million was primarily due to a decrease of $151.2 million in net proceeds from the issuance of preferred equity, an increase of cash paid for common stock repurchases of $21.6 million and an increase in preferred and common equity distributions of $3.7 million offset with a decrease of $50.0 million in preferred equity redemptions.

The Company’s preferred equity outstanding increased to 35.2% of its market capitalization during the six months ended June 30, 2008. The Company’s capital structure is characterized by a low level of leverage. As of June 30, 2008, the Company had six fixed-rate mortgages totaling $60.0 million, which represented 2.6% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding mortgages and (3) the total number of common shares and common units outstanding at June 30, 2008 multiplied by the closing price of the stock on that date. The weighted average interest rate for the mortgages is approximately 5.9% per annum. The Company had approximately 7.6% of its properties, in terms of net book value, encumbered at June 30, 2008.
The Company focuses on retaining cash for reinvestment as we believe that this provides the greatest level of financial flexibility. During the six months ended June 30, 2008 and 2007, the Company generated approximately $20.7 million and $25.4 million, respectively, of retained cash. The Company defines retained cash as funds from operations less recurring capital expenditures, distributions and other non-cash adjustments. The amount of cash we retain depends in part on the amount of distributions we make to our shareholders, and, because the U.S. federal income tax rules applicable to real estate investment trusts (“REIT”) require us to distribute 90% of our taxable income to our shareholders, the amount of our distributions depends in part on the amount of our taxable income. Taxable income is a function of many factors which include, among others, the Company’s operating income, acquisition activity and preferred distributions. The Company takes these requirements into account when formulating strategies to increase the amount of its retained cash. As the Company continues to grow as a function of improving operating fundamentals and acquisitions, taxable income has and will likely continue to increase, requiring increased distributions to the Company’s common shareholders. During the second quarter of 2007, the Company increased its quarterly dividend from $0.29 per common share to $0.44 per common share. With retained cash of $9.9 million for the three months ended June 30, 2008, the Company believes it has sufficient cash flow to cover the increased dividend. Going forward, the Company will continue to monitor its taxable income and the corresponding dividend requirements.
Subsequent to June 30, 2008, the Company extended the term of its line of credit (the “Credit Facility”) with Wells Fargo Bank to August 1, 2010. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.70% to LIBOR plus 1.50% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $300,000, which will be amortized over the life of the Credit Facility. The Company had no balance outstanding as of June 30, 2008 or December 31, 2007.
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
FFO for the Company is computed as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income allocable to common shareholders	$4,623	$3,781	$8,425	$9,704
Depreciation and amortization	25,120	24,916	50,567	46,556
Minority interest in income — common units	1,639	1,294	2,987	3,324

Consolidated FFO allocable to common shareholders and minority interests	31,382	29,991	61,979	59,584
FFO allocated to minority interests — common units	(8,222)	(7,648)	(16,238)	(15,194)

FFO allocated to common shareholders	$23,160	$22,343	$45,741	$44,390

FFO allocated to common shareholders and minority interests for the six months ended June 30, 2008 increased 4.0% from the same period in 2007. The increase in FFO for the six months ended June 30, 2008 over the same period of 2007 was primarily due to an increase in net operating income partially offset by a decrease in interest income.
Capital Expenditures: During the six months ended June 30, 2008, the Company expended $18.8 million in recurring capital expenditures or $0.96 per weighted average square foot owned. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the six months ended June 30, 2007, the Company expended $14.8 million in recurring capital expenditures or $0.77 per weighted average square foot owned. The following table shows total capital expenditures for the stated periods (in thousands):

	For the Six Months
	Ended June 30,
	2008	2007
Recurring capital expenditures	$18,838	$14,805
Property renovations and other capital expenditures	1,098	2,467

Total capital expenditures	$19,936	$17,272

Stock Repurchase: The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the six months ended June 30, 2008, the Company repurchased 370,042 shares of common stock at an aggregate cost of $18.3 million or an average cost per share of $49.52. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million or an average cost per share of $35.84. Under existing board authorizations, the Company can repurchase an additional 2.2 million shares.
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
Related Party Transactions: At June 30, 2008, Public Storage (“PS”) owned 26.5% of the outstanding shares of the Company’s common stock and 26.3% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 45.9% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PS. Harvey Lenkin is a Director of both the Company and PS.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $97,000 and $76,000 for the three months ended June 30, 2008 and 2007, respectively and $195,000 and $152,000 for the six months ended June 30, 2008 and 2007, respectively. In addition, the Company provides property management services for properties owned by PS and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled $177,000 and $182,000 for the three months ended June 30, 2008 and 2007, respectively and $372,000 and $365,000 for the six months ended June 30, 2008 and 2007, respectively. In December, 2006, PS also began providing property management services for the mini storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contracts with PS totaled approximately $13,000 and $12,000 for the three months ended June 30, 2008 and 2007, respectively and $24,000 for the six months ended June 30, 2008 and 2007.
Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.
Contractual Obligations: The Company is scheduled to pay cash dividends of approximately $58.0 million per year on its preferred equity outstanding as of June 30, 2008. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At June 30, 2008, the Company’s debt as a percentage of shareholders’ equity and minority interest (based on book values) was 4.4%.
The Company’s market risk sensitive instruments at June 30, 2008 include mortgage notes payable of $60.0 million and the Company’s Credit Facility. All of the Company’s mortgage notes payable bear interest at fixed rates. At June 30, 2008, the Company had no balance outstanding under its Credit Facility. See Notes 5 and 6 to the consolidated financial statements for terms, valuations and approximate principal maturities of the mortgage notes payable and line of credit as of June 30, 2008. Based on borrowing rates currently available to the Company, combined with the amount of fixed-rate debt financing, the difference between the carrying amount of debt and its fair value is insignificant.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2008, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PS has significant influence over us.
At June 30, 2008, PS and its affiliates owned 26.5% of the outstanding shares of the Company’s common stock and 26.3% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 45.9% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PS. Harvey Lenkin is a Director of both the Company and PS. Consequently, PS has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the Operating Partnership. PS’s interest in such matters may differ from other shareholders. In addition, PS’s ownership may make it more difficult for another party to take over our company without PS’s approval.
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
We may encounter significant delays and expense in reletting vacant space, or we may not be able to relet space at existing rates, in each case resulting in losses of income: When leases expire, we will incur expenses in retrofitting space, and we may not be able to re-lease the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. As of June 30, 2008, our properties generally have lower vacancy rates than the average for the markets in which they are located, and leases accounting for 9.6% of our total annualized rental income expire in 2008 and 22.1% in 2009. While we have estimated our cost of renewing leases that expire in 2008 and 2009, our estimates could be wrong. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.
Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty in collecting from tenants in default, particularly if they declare bankruptcy. This could affect our cash flow and distributions to shareholders. Since many of our tenants are non-rated private companies, this risk may be enhanced. There is inherent uncertainty in a tenant’s ability to continue paying rent if they are in bankruptcy. As of June 30, 2008, the Company had approximately 13,000 square feet occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. Several other tenants have contacted us requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what effect, if any, the ultimate outcome of these discussions will have on our operating results.

We may be adversely affected by significant competition among commercial properties: Many other commercial properties compete with our properties for tenants. Some of the competing properties may be newer and better located than our properties. We also expect that new properties will be built in our markets. In addition, we compete with other buyers, many of which are larger than us, for attractive commercial properties. Therefore, we may not be able to grow as rapidly as we would like.
We may be adversely affected if casualties to our properties are not covered by insurance: We could suffer uninsured losses or losses in excess of our insurance policy limits for occurrences such as earthquakes that adversely affect us or even result in loss of the property. We might still remain liable on any mortgage debt or other unsatisfied obligations related to that property.
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
Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. As of June 30, 2008, PS and its affiliates owned 26.5% of the outstanding shares of the Company’s common stock and 26.3% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 45.9% of the outstanding shares of the Company’s common stock. These shares, as well as shares of common stock held by certain other significant shareholders, are eligible to be sold in the public market, subject to compliance with applicable securities laws.
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
During the three months ended June 30, 2008, there were no shares of the Company’s common stock repurchased. As of June 30, 2008, the Company has 2,206,221 shares available for purchase under the program.
See Note 9 to the consolidated financial statements for additional information on repurchases of equity securities.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its annual meeting of shareholders on May 5, 2008, and the following matters were voted on at the meeting:
1. The election of the following members of our Board for the succeeding year or until their successors are duly qualified and elected:

	Total Votes
	Voted For	Withheld
Ronald L. Havner, Jr.	17,531,435	1,686,008
Joseph D. Russell, Jr.	17,659,689	1,557,754
R. Wesley Burns	19,059,261	158,182
Arthur M. Friedman	19,039,841	177,602
James H. Kropp	19,060,061	157,382
Harvey Lenkin	17,043,996	2,173,447
Michael V. McGee	19,039,647	177,796
Alan K. Pribble	18,394,689	822,754
2. The shareholders approved ratification of the appointment of Ernst & Young LLP as the Company’s registered public accountants for the fiscal year ended December 31, 2008. There were 19,043,123 votes cast for ratification; 170,488 votes cast against ratification; 3,832 votes abstained; and there were no broker non-votes.

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

Dated: August 6, 2008
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