Form 10-Q
period 2008-09-30
PS BUSINESS PARKS INC/CA
filed 2008-11-04
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of October 31, 2008, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 20,459,002.

PS BUSINESS PARKS, INC.
INDEX

PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$52,068	$35,041
Real estate facilities, at cost:
Land	494,849	494,849
Buildings and equipment	1,511,549	1,484,049

	2,006,398	1,978,898
Accumulated depreciation	(613,642)	(539,857)

	1,392,756	1,439,041
Land held for development	7,869	7,869

	1,400,625	1,446,910
Rent receivable	1,699	2,240
Deferred rent receivable	22,199	21,927
Other assets	9,014	10,465

Total assets	$1,485,605	$1,516,583

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accrued and other liabilities	$54,404	$51,058
Mortgage notes payable	59,666	60,725

Total liabilities	114,070	111,783
Minority interests:
Preferred units	94,750	94,750
Common units	147,499	154,470
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 28,650 shares issued and outstanding at September 30, 2008 and December 31, 2007	716,250	716,250
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,456,810 and 20,777,219 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	204	207
Paid-in capital	358,130	371,267
Cumulative net income	604,159	552,069
Cumulative distributions	(549,457)	(484,213)

Total shareholders’ equity	1,129,286	1,155,580

Total liabilities and shareholders’ equity	$1,485,605	$1,516,583

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$71,464	$68,530	$212,021	$200,929
Facility management fees	178	177	550	542

Total operating revenues	71,642	68,707	212,571	201,471

Expenses:
Cost of operations	22,591	21,204	67,020	62,665
Depreciation and amortization	24,703	25,285	75,270	71,841
General and administrative	1,950	2,124	6,081	5,938

Total operating expenses	49,244	48,613	148,371	140,444

Other income and expenses:
Interest and other income	404	1,151	1,014	4,141
Interest expense	(988)	(1,009)	(2,971)	(3,128)

Total other income and expenses	(584)	142	(1,957)	1,013

Income before minority interests	21,814	20,236	62,243	62,040

Minority interests:
Minority interest in income — preferred units	(1,752)	(1,752)	(5,256)	(5,103)
Minority interest in income — common units	(1,910)	(1,461)	(4,897)	(4,785)

Total minority interests	(3,662)	(3,213)	(10,153)	(9,888)

Net income	18,152	17,023	52,090	52,152

Net income allocable to preferred shareholders:
Preferred stock distributions	12,756	12,756	38,269	38,181

Net income allocable to common shareholders	$5,396	$4,267	$13,821	$13,971

Net income per common share:
Basic	$0.26	$0.20	$0.68	$0.65
Diluted	$0.26	$0.20	$0.67	$0.64

Weighted average common shares outstanding:
Basic	20,448	21,345	20,438	21,332

Diluted	20,690	21,616	20,674	21,670

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Unaudited, in thousands, except share data)

								Total
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity
Balances at December 31, 2007	28,650	$716,250	20,777,219	$207	$371,267	$552,069	$(484,213)	$1,155,580
Repurchase of common stock	—	—	(370,042)	(3)	(18,321)	—	—	(18,324)
Exercise of stock options	—	—	27,834	—	733	—	—	733
Stock compensation	—	—	21,799	—	2,223	—	—	2,223
Net income	—	—	—	—	—	52,090	—	52,090
Distributions:
Preferred stock	—	—	—	—	—	—	(38,269)	(38,269)
Common stock	—	—	—	—	—	—	(26,975)	(26,975)
Adjustment to minority interests underlying ownership	—	—	—	—	2,228	—	—	2,228

Balances at September 30, 2008	28,650	$716,250	20,456,810	$204	$358,130	$604,159	$(549,457)	$1,129,286

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months
	Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$52,090	$52,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	75,270	71,841
In-place lease adjustment	(145)	(53)
Lease incentives net of tenant improvement reimbursements	(147)	96
Amortization of mortgage premium	(194)	(184)
Minority interest in income	10,153	9,888
Stock compensation expense	2,223	2,746
Decrease in receivables and other assets	1,111	3,057
Increase in accrued and other liabilities	7,551	1,522

Total adjustments	95,822	88,913

Net cash provided by operating activities	147,912	141,065

Cash flows from investing activities:
Capital improvements to real estate facilities	(28,985)	(30,118)
Acquisition of real estate facilities	—	(138,936)

Net cash used in investing activities	(28,985)	(169,054)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(865)	(850)
Repayment of mortgage note payable	—	(4,950)
Net proceeds from the issuance of preferred units	—	11,665
Net proceeds from the issuance of preferred stock	—	139,567
Proceeds from the exercise of stock options	733	479
Shelf registration costs	—	(88)
Repurchase of common stock	(21,626)	—
Redemption of preferred stock	—	(50,000)
Distributions paid to preferred shareholders	(38,269)	(38,181)
Distributions paid to minority interests — preferred units	(5,256)	(5,103)
Distributions paid to common shareholders	(26,975)	(24,964)
Distributions paid to minority interests — common units	(9,642)	(8,547)

Net cash (used in) provided by financing activities	(101,900)	19,028

Net increase (decrease) in cash and cash equivalents	17,027	(8,961)
Cash and cash equivalents at the beginning of the period	35,041	67,017

Cash and cash equivalents at the end of the period	$52,068	$58,056

Supplemental schedule of non-cash investing and financing activities:
Adjustment to minority interest to underlying ownership:
Minority interest — common units	$(2,228)	$(781)
Paid-in capital	$2,228	$781
See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
1. Organization and description of business
PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of September 30, 2008, PSB owned approximately 73.7% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership” or “OP”). The remaining common partnership units were owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”
The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties, primarily multi-tenant flex, office and industrial space. As of September 30, 2008, the Company owned and operated approximately 19.6 million rentable square feet of commercial space located in eight states. The Company also manages approximately 1.4 million rentable square feet on behalf of PS and its affiliated entities.
References to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).
2. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Allowance for doubtful accounts
The Company monitors the collectibility of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $300,000 at September 30, 2008 and December 31, 2007.

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
Intangible assets/liabilities
Intangible assets and liabilities include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values (included in other assets and accrued liabilities in the accompanying consolidated balance sheets) are amortized, net, to rental income over the remaining non-cancelable terms of the respective leases. The Company recorded net amortization of $49,000 and $44,000 of intangible assets and liabilities resulting from the above-market and below-market lease values during the three months ended September 30, 2008 and 2007, respectively. Net amortization was $145,000 and $53,000 for each of the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the value of in-place leases resulted in a net intangible asset of $240,000, net of $952,000 of accumulated amortization, and a net intangible liability of $693,000, net of $664,000 of accumulated amortization. As of December 31, 2007, the value of in-place leases resulted in a net intangible asset of $419,000, net of $773,000 of accumulated amortization, and a net intangible liability of $1.0 million, net of $340,000 of accumulated amortization.

Evaluation for asset impairments
The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At September 30, 2008, the Company did not consider any assets to be impaired.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net income allocable to common shareholders	$5,396	$4,267	$13,821	$13,971

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	20,448	21,345	20,438	21,332
Net effect of dilutive stock compensation — based on treasury stock method using average market price	242	271	236	338

Diluted weighted average common shares outstanding	20,690	21,616	20,674	21,670

Net income per common share — Basic	$0.26	$0.20	$0.68	$0.65

Net income per common share — Diluted	$0.26	$0.20	$0.67	$0.64

Options to purchase approximately 66,000 shares for the three and nine months ended September 30, 2008 were not included in the computation of diluted net income per share because such options were considered anti-dilutive. Options to purchase approximately 52,000 and 32,000 shares for the three and nine months ended September 30, 2007, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.

Segment reporting
The Company views its operations as one segment.
3. Real estate facilities
The activity in real estate facilities for the nine months ended September 30, 2008 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Equipment	Depreciation	Total
Balances at December 31, 2007	$494,849	$1,484,049	$(539,857)	$1,439,041
Capital improvements, net	—	28,985	—	28,985
Disposals	—	(1,485)	1,485	—
Depreciation expense	—	—	(75,270)	(75,270)

Balances at September 30, 2008	$494,849	$1,511,549	$(613,642)	$1,392,756

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
The following table summarizes assets acquired and liabilities assumed during the nine months ended September 30, 2007 (in thousands):

Land	$53,930
Buildings	88,006
In-place leases	(1,357)

Total purchase price	140,579
Net operating assets and liabilities acquired	(1,643)

Total cash paid	$138,936

The Company did not acquire any assets or assume any liabilities during the nine months ended September 30, 2008.

4. Leasing activity
The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues excluding recovery of operating expenses as of September 30, 2008 under these leases are as follows (in thousands):

2008	$55,636
2009	197,939
2010	151,003
2011	106,462
2012	71,157
Thereafter	103,452

Total	$685,649

In addition to minimum rental payments, certain tenants reimburse the Company for their pro-rata share of specified operating expenses. Such reimbursements amounted to $13.7 million and $11.7 million for the three months ended September 30, 2008 and 2007, respectively and $40.2 million and $33.5 million for the nine months ended September 30, 2008 and 2007, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.
Leases accounting for approximately 6.0% of the leased square footage are subject to termination options which include leases for approximately 2.0% of the total leased square footage having termination options exercisable through December 31, 2008. In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.
5. Bank loans
On July 30, 2008, the Company extended the term of its line of credit (the “Credit Facility”) with Wells Fargo Bank to August 1, 2010. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.70% to LIBOR plus 1.50% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $300,000, which is being amortized over the life of the Credit Facility. The Company had no balance outstanding as of September 30, 2008 or December 31, 2007. The Credit Facility requires the Company to meet certain covenants, and the Company was in compliance with all such covenants at September 30, 2008.

6. Mortgage notes payable
Mortgage notes consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
7.29% mortgage note, secured by one commercial property with a net book value of $6.2 million, principal and interest payable monthly, due February, 2009	$5,190	$5,323
5.73% mortgage note, secured by one commercial property with a net book value of $29.7 million, principal and interest payable monthly, due March, 2013	14,308	14,510
6.15% mortgage note, secured by one commercial property with a net book value of $30.0 million, principal and interest payable monthly, due November, 2031 (1)	17,025	17,348
5.52% mortgage note, secured by one commercial property with a net book value of $16.2 million, principal and interest payable monthly, due May, 2013	10,109	10,274
5.68% mortgage note, secured by one commercial property with a net book value of $18.1 million, principal and interest payable monthly, due May, 2013	10,120	10,281
5.61% mortgage note, secured by one commercial property with a net book value of $5.9 million, principal and interest payable monthly, due January, 2011 (2)	2,914	2,989

Total	$59,666	$60,725

(1)	The mortgage note has a stated principal balance of $16.3 million and a stated interest rate of 7.20%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 6.15%. The unamortized premiums were $686,000 and $834,000 as of September 30, 2008 and December 31, 2007, respectively. This mortgage is repayable without penalty beginning November, 2011.

(2)	The mortgage note has a stated principal balance of $2.8 million and a stated interest rate of 7.61%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 5.61%. The unamortized premiums were $152,000 and $198,000 as of September 30, 2008 and December 31, 2007, respectively.
At September 30, 2008, mortgage notes payable have a weighted average interest rate of 5.9% and a weighted average maturity of 3.7 years with principal payments as follows (in thousands):

2008	$336
2009	6,442
2010	1,376
2011	19,428
2012	856
Thereafter	31,228

Total	$59,666

7. Minority interests
Common partnership units
The Company presents the accounts of PSB and the Operating Partnership on a consolidated basis. Ownership interests in the Operating Partnership that can be redeemed for common stock, other than PSB’s interest, are classified as minority interest in income — common units in the consolidated financial statements. Minority interest in income consists of the minority interests’ share of the consolidated operating results after allocation to preferred units and shares. Beginning one year from the date of admission as a limited partner (common units) and subject to certain limitations described below, each limited partner other than PSB has the right to require the redemption of its partnership interest.
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
At September 30, 2008, there were 7,305,355 common units owned by PS, which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at September 30, 2008, the minority interest units would convert into approximately 26.3% of the common shares outstanding. Combined with PS’s common stock ownership, on a fully converted basis, PS has a combined ownership of approximately 45.8% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest, and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests’ equity in the Company.
Preferred partnership units
Through the Operating Partnership, the Company has the following preferred units outstanding as of September 30, 2008 and December 31, 2007 (in thousands):

				September 30, 2008		December 31, 2007
		Earliest Potential	Dividend	Units		Units
Series	Issuance Date	Redemption Date	Rate	Outstanding	Amount	Outstanding	Amount
Series G	October, 2002	October, 2007	7.950%	800	$20,000	800	$20,000
Series J	May & June, 2004	May, 2009	7.500%	1,710	42,750	1,710	42,750
Series N	December, 2005	December, 2010	7.125%	800	20,000	800	20,000
Series Q	March, 2007	March, 2012	6.550%	480	12,000	480	12,000

Total				3,790	$94,750	3,790	$94,750

During the first quarter of 2007, the Company completed a private placement of $12.0 million of preferred units through its Operating Partnership. The 6.550% Series Q Cumulative Redeemable Preferred Units are non-callable for five years and have no mandatory redemption.
The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of September 30, 2008, the Company had $2.7 million of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.

8. Related party transactions
Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and its affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $97,000 and $76,000 for the three months ended September 30, 2008 and 2007, respectively and $292,000 and $227,000 for the nine months ended September 30, 2008 and 2007, respectively.
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
The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under these contracts were $178,000 and $177,000 for the three months ended September 30, 2008 and 2007, respectively and $550,000 and $542,000 for the nine months ended September 30, 2008 and 2007, respectively.
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
Both the Company and PS can cancel the property management contract upon 60 days notice. Management fee expense under the contract was approximately $12,000 and $11,000 for the three months ended September 30, 2008 and 2007, respectively and $36,000 and $35,000 for the nine months ended September 30, 2008 and 2007, respectively.
The Company had amounts due from PS of $128,000 and $717,000 at September 30, 2008 and December 31, 2007, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

9. Shareholders’ equity
Preferred stock
As of September 30, 2008 and December 31, 2007, the Company had the following preferred stock outstanding (in thousands, except share data):

				September 30, 2008		December 31, 2007
		Earliest Potential	Dividend	Shares		Shares
Series	Issuance Date	Redemption Date	Rate	Outstanding	Amount	Outstanding	Amount
Series H	January & October, 2004	January, 2009	7.000%	8,200	$205,000	8,200	$205,000
Series I	April, 2004	April, 2009	6.875%	3,000	75,000	3,000	75,000
Series K	June, 2004	June, 2009	7.950%	2,300	57,500	2,300	57,500
Series L	August, 2004	August, 2009	7.600%	2,300	57,500	2,300	57,500
Series M	May, 2005	May, 2010	7.200%	3,300	82,500	3,300	82,500
Series O	June & August, 2006	June, 2011	7.375%	3,800	95,000	3,800	95,000
Series P	January, 2007	January, 2012	6.700%	5,750	143,750	5,750	143,750

Total				28,650	$716,250	28,650	$716,250

On January 17, 2007, the Company issued 5.8 million depositary shares, each representing 1/1,000 of a share of the 6.700% Cumulative Preferred Stock, Series P, at $25.00 per depositary share for gross proceeds of $143.8 million.
The Company recorded $12.8 million in distributions to its preferred shareholders for the three months ended September 30, 2008 and 2007. The Company recorded $38.3 million and $38.2 million in distributions to its preferred shareholders for the nine months ended September 30, 2008 and 2007, respectively.
Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured.
Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. As of September 30, 2008, the Company had $23.7 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.
Common stock
The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the nine months ended September 30, 2008, the Company repurchased 370,042 shares of common stock at an aggregate cost of $18.3 million or an average cost per share of $49.52. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million or an average cost per share of $35.84. Under existing board authorizations, the Company can repurchase an additional 2.2 million shares. No shares were repurchased during the nine months ended September 30, 2007.
The Company paid $9.0 million ($0.44 per common share) and $9.4 million ($0.44 per common share) in distributions to its common shareholders for the three months ended September 30, 2008 and 2007, respectively and $27.0 million ($1.32 per common share) and $25.0 million ($1.17 per common share) for the nine months ended September 30, 2008 and 2007, respectively.

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
The weighted average grant date fair value of the options granted during the nine months ended September 30, 2008 and 2007 were $8.50 per share and $12.11 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the nine months ended September 30, 2008 and 2007, respectively; a dividend yield of 3.1% and 2.6%; expected volatility of 19.1% and 18.2%; expected life of five years; and risk-free interest rates of 3.1% and 4.5%.
The weighted average grant date fair value of restricted stock units granted during the nine months ended September 30, 2008 and 2007 were $52.66 and $67.88, respectively. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant.
At September 30, 2008, there were a combined total of 1.2 million options and restricted stock units authorized to grant. Information with respect to outstanding options and nonvested restricted stock units granted under the 1997 Plan and 2003 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
	Options	Exercise Price	Contract Life	(in thousands)
Options:
Outstanding at December 31, 2007	572,587	$37.86
Granted	14,000	$57.79
Exercised	(27,834)	$26.33
Forfeited	—	—

Outstanding at September 30, 2008	558,753	$38.94	4.90 Years	$10,841

Exercisable at September 30, 2008	431,553	$35.14	4.20 Years	$9,786

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Restricted Stock Units:
Nonvested at December 31, 2007	228,227	$53.91
Granted	40,700	$52.66
Vested	(34,399)	$46.65
Forfeited	(2,400)	$54.16

Nonvested at September 30, 2008	232,128	$54.76

Included in the Company’s consolidated statements of income for the three months ended September 30, 2008 and 2007, was $111,000 and $137,000, respectively, in compensation expense related to stock options. Net compensation expense of $328,000 and $470,000 related to stock options was recognized during the nine months ended September 30, 2008 and 2007, respectively. Net compensation expense of $890,000 and $880,000 related to restricted stock units was recognized during the three months ended September 30, 2008 and 2007, respectively. Net compensation expense of $2.7 million and $2.2 million related to restricted stock units was recognized during the nine months ended September 30, 2008 and 2007, respectively.
As of September 30, 2008, there was $881,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 2.8 years. As of September 30, 2008, there was $6.9 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 3.4 years.
Cash received from 27,834 stock options exercised during the nine months ended September 30, 2008 was $733,000. Cash received from 14,600 stock options exercised during the nine months ended September 30, 2007 was $479,000. The aggregate intrinsic value of the stock options exercised during the nine months ended September 30, 2008 and 2007 was $806,000 and $508,000, respectively.
During the nine months ended September 30, 2008, 34,399 restricted stock units vested; in settlement of these units, 21,799 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the nine months ended September 30, 2008 was $1.8 million. During the nine months ended September 30, 2007, 28,623 restricted stock units vested; in settlement of these units, 18,166 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the nine months ended September 30, 2007 was $1.9 million.
In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income was $25,000 in compensation expense for the three months ended September 30, 2008 and 2007 and $76,000 for the nine months ended September 30, 2008 and 2007. As of September 30, 2008 and 2007, there was $236,000 and $337,000, respectively, of unamortized compensation expense related to these shares. In April of 2007, the Company issued 5,000 shares to a director upon retirement with an aggregate fair value of $345,000.

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
Effective January 1, 2008, the Company adopted, on a prospective basis, SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) as amended by FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value according to GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.
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
During the first nine months of 2008, the Company successfully leased or re-leased 4.1 million square feet of space while experiencing a modest decrease in rental rates. Total net operating income for the nine months ended September 30, 2008 increased $6.7 million or 4.9% compared to the nine months ended September 30, 2007. See further discussion of operating results below.
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

Impairment of Long-Lived Assets: The Company evaluates a property for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. On a quarterly basis, we evaluate our whole portfolio for impairment based on current operating information. In the event that these periodic assessments reflect that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, the Company would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. Management must make assumptions related to the property such as future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels and the estimated proceeds generated from the future sale of the property. These assumptions could differ materially from actual results in future periods. Since SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” provides that the future cash flows used in this analysis be considered on an undiscounted basis, our intent to hold properties over the long-term directly decreases the likelihood of recording an impairment loss. If our strategy changes or if market conditions otherwise dictate an earlier sale date, an impairment loss could be recognized, and such loss could be material.
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
Effect of Economic Conditions on the Company’s Operations:
During the first nine months of 2008, the weakening economic conditions were reflected in commercial real estate as the Company experienced a decrease in new rental rates over expiring rents. It is uncertain what impact a recession or similar economic conditions may have on the Company’s ability to maintain high occupancy levels and increase rents. While the Company has not experienced a significant impact from the slowed economy, conditions may change and the Company may be impacted by lower occupancy and a reduced ability to raise rents.
While the Company historically has experienced a low level of write-offs due to bankruptcy, there is inherent uncertainty in a tenant’s ability to continue paying rent when in bankruptcy. As of September 30, 2008, the Company had approximately 18,000 square feet occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. Given the historical uncertainty of these tenants’ ability to meet their lease obligations, we will continue to reserve any income that would have been realized on a straight-line basis. Several other tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.

Company Performance and Effect of Economic Conditions on Primary Markets:
The Company’s operations are substantially concentrated in 10 regions. Current market conditions for each region are summarized below. During the nine months ended September 30, 2008, rental rates on new and renewed leases within the Company’s overall portfolio decreased 0.1% over expiring rents. Excluding a 45,000 square foot lease executed during the third quarter of 2008 on a space in Northern California, rental rates on new and renewed leases would have increased 1.5%. The Company has compiled the market occupancy information set forth below using third party reports for each respective market. The Company considers these sources to be reliable, but there can be no assurance that the information in these reports is accurate.
The Company owns approximately 4.0 million square feet in Southern California. Market vacancies have increased primarily due to the number of sub-prime lenders, mortgage brokers and other related businesses that have vacated office space, creating significantly more competition for tenants. These vacancies have had less of an impact on flex space, which comprises approximately 63.7% of the Company’s Southern California portfolio. Vacancy rates in Southern California range from 2.5% to 15.9%. The Company’s vacancy rate in this region at September 30, 2008 was 7.2%. For the nine months ended September 30, 2008, the overall market experienced negative net absorption of 0.4% attributed to the mortgage and housing-related companies as well as newly constructed space completed during 2008. The Company’s weighted average occupancy for the region decreased from 94.8% for the first nine months in 2007 to 93.5% for the first nine months in 2008. Annualized realized rent per square foot increased 2.6% from $16.98 per square foot for the first nine months in 2007 to $17.42 per square foot for the first nine months in 2008. Although these markets continue to experience increasing rental rates, the Company has seen signs of easing rental rate growth and modestly increasing concessions due to higher vacancies in the office market. Additionally, construction of Class A buildings, primarily in Orange County, could have an impact on the Company’s ability to maintain occupancy and generate rental rate growth within the office portfolio.
The Company owns approximately 1.8 million square feet in Northern California with concentrations in Sacramento, the East Bay (Hayward and San Ramon) and Silicon Valley (San Jose). Vacancy rates in these submarkets are 16.9%, 20.7% and 14.3%, respectively. The Company’s vacancy rate in its Northern California portfolio at September 30, 2008 was 8.6%. Demand in these submarkets has slowed measurably in the second half of 2008. Lease renewals and short term leases were the most common leasing activity in the market during this quarter as firms are seeking ways of reducing costs and curbing expansion. For the nine months ended September 30, 2008, the combined submarkets experienced positive net absorption of 0.6%, however, the time necessary to execute a transaction has lengthened as tenants weigh their options and negotiate on concessions. The Company’s weighted average occupancy in this region increased from 90.7% for the first nine months in 2007 to 92.3% for the first nine months in 2008. Annualized realized rent per square foot increased 3.3% from $13.81 per square foot for the first nine months in 2007 to $14.27 per square foot for the first nine months in 2008.
The Company owns approximately 1.2 million square feet in Southern Texas, specifically in the Austin and Houston markets. Market vacancy rates are 11.0% in the Austin market and 11.8% in the Houston market. The Company’s vacancy rate for these combined markets at September 30, 2008 was 6.9%. During the first half of 2008, job growth in both the Austin and Houston markets along with the strong oil and gas industry in the Houston market have increased leasing activity. However, during the third quarter of 2008 demand has softened in these markets as evidenced by increased tenant incentives such as free rent or higher improvement allowances. For the nine months ended September 30, 2008, the combined markets experienced positive net absorption of 0.7%. The Company’s weighted average occupancy in this region decreased from 95.3% for the first nine months in 2007 to 95.0% for the first nine months in 2008. Annualized realized rent per square foot increased 4.5% from $10.82 per square foot for the first nine months in 2007 to $11.31 per square foot for the first nine months in 2008. Texas leads the nation in scheduled construction projects, and as construction outweighs demand, it could have an impact on the Company’s ability to maintain occupancy and generate rental rate growth within the Company’s portfolio.

The Company owns approximately 1.7 million square feet in Northern Texas, primarily located in the Dallas Metroplex market. The market vacancy rate in Las Colinas, where a significant concentration of the Company’s properties are located, is 10.6%. The Company’s vacancy rate at September 30, 2008 in this market was 6.8%. For the nine months ended September 30, 2008, the market experienced positive net absorption of 0.8% as the result of continued job growth. During 2008, modest new construction continued, which included both speculative construction, as well as owner-user construction. Despite the new construction, the Company has experienced a modest level of leasing activity during the first nine months of 2008 generating rental rate growth and higher occupancy. The Company’s weighted average occupancy for the region increased from 86.7% for the first nine months in 2007 to 92.9% for the first nine months in 2008. Annualized realized rent per square foot increased 3.4% from $10.34 per square foot for the first nine months in 2007 to $10.69 per square foot for the first nine months in 2008 as rental rates have increased modestly over expiring leases. However, new construction completed during the year could have an impact on the Company’s ability to maintain occupancy and generate rental rate growth within the Company’s portfolio.
The Company owns approximately 3.6 million square feet in South Florida. The Company owns Miami International Commerce Center (“MICC”) located in the Airport West submarket of Miami-Dade County. While the saturation of the condominium and housing markets in Miami has negatively impacted its overall economy, it has had little impact on international trade-based assets, such as industrial and flex space, which constitutes the majority of the Company’s South Florida portfolio. MICC is located less than one mile from the cargo entrance of the Miami International Airport, which is one of the most active ports in the United States. The Company acquired two assets in Palm Beach County at the end of 2006, comprising 398,000 square feet. The downturn in the housing market and slowing economy have adversely affected Palm Beach County. Market vacancy rates for Miami-Dade County and Palm Beach County are 6.9% and 8.4%, respectively, compared with the Company’s South Florida vacancy rate of 3.9% at September 30, 2008. For the nine months ended September 30, 2008, the combined markets experienced negative net absorption of 0.4%. The Company’s weighted average occupancy in this region outperformed the market and remained strong, decreasing slightly from 97.0% for the first nine months in 2007 to 96.8% for the first nine months in 2008. Annualized realized rent per square foot increased 5.4% from $8.82 per square foot for the first nine months in 2007 to $9.30 per square foot for the first nine months in 2008.
The Company owns approximately 3.0 million square feet in the Northern Virginia submarket of Washington D.C., where the average market vacancy rate is 12.3%. Vacancy rates in this market increased as new supply continues to outpace the demand coupled with tenants downsizing their existing space. Despite the increase in the market’s vacancy rate, the Company’s vacancy rate at September 30, 2008 was 2.7%. For the nine months ended September 30, 2008, the market experienced positive net absorption of 1.0%. The increase in sublease space and decrease in demand has lengthened the time of lease negotiation as tenants weigh their options and negotiate on tenant improvements. Higher concessions are more prevalent as landlords entice prospective tenants, while they struggle to keep rents steady. These factors could limit the Company’s ability to generate rental rate growth and place pressure on occupancy. The Company’s annualized realized rent per square foot increased 3.4% from $19.43 per square foot for the first nine months in 2007 to $20.10 per square foot for the first nine months in 2008. The Company’s weighted average occupancy increased from 94.9% for the first nine months in 2007 to 97.5% for the first nine months in 2008.
The Company owns approximately 1.8 million square feet in the Maryland submarket of Washington D.C. The Company’s vacancy rate in the region at September 30, 2008 was 7.4% compared to 11.8% for the market as a whole. The market vacancy rate increased as new developments are completed with limited preleasing activities combined with more companies contracting and reorganizing business operations. Rather than dropping rental rates, landlords are offering higher concessions to prospective tenants. For the nine months ended September 30, 2008, the market experienced negative net absorption of 0.4%, which is attributed to a decrease in demand for large blocks of space due to the slowing economy. The Company’s weighted average occupancy decreased from 94.5% for the first nine months in 2007 to 92.5% for the first nine months in 2008, modestly outperforming the market. The decrease in occupancy was primarily related to a 67,000 square foot tenant vacating its space at the end of 2007. Annualized realized rent per square foot increased 0.5% from $23.18 per square foot for the first nine months in 2007 to $23.29 per square foot for the first nine months in 2008.

The Company owns approximately 1.3 million square feet in the Beaverton submarket of Portland, Oregon. The market vacancy rate in this region is 18.6%. The Company’s vacancy rate in the market was 15.8% at September 30, 2008. Recent economic trends and slowdown have resulted in increases in both vacancy rates and rent concessions in the market. For the nine months ended September 30, 2008, the market experienced negative net absorption of 3.3%. The Company’s weighted average occupancy decreased from 86.9% for the first nine months in 2007 to 84.0% for the first nine months in 2008 primarily related to a 120,000 square foot tenant vacating its space during the second quarter of 2008. Despite the recent trends and slowdown, annualized realized rent per square foot increased 6.5% from $15.76 per square foot for the first nine months in 2007 to $16.79 per square foot for the first nine months in 2008. The increase was primarily the result of the impact from write-offs related to business failures during the nine months ended September 30, 2007.
The Company owns approximately 679,000 square feet in the Phoenix and Tempe submarkets of Arizona. Market vacancies increased significantly due in part to the number of housing-related tenants who have vacated space combined with companies contracting and reorganizing business operations, creating significantly more competition for tenants. During 2007 and continuing into 2008, significant construction of buildings has impacted the Company’s portfolio and may result in higher lease concessions while limiting the Company’s ability to generate rental rate growth. The market vacancy rate is 11.5% compared to the Company’s vacancy rate of 13.6% at September 30, 2008. For the nine months ended September 30, 2008, despite the decrease in demand, the market experienced positive net absorption of 0.6%. Although demand for space has subsided, annualized realized rent per square foot increased 3.9% from $11.40 per square foot for the first nine months in 2007 to $11.85 per square foot for the first nine months in 2008. The Company’s weighted average occupancy in the region decreased from 87.3% for the first nine months in 2007 to 86.8% for the first nine months in 2008.
The Company owns approximately 521,000 square feet in the state of Washington. On February 16, 2007, the Company acquired Overlake Business Center, a 493,000 square foot multi-tenant office and flex business park located in Redmond, Washington. The technology industry continues to drive the market. The market experienced positive net absorption of 1.2% for the nine months ended September 30, 2008. The Company’s vacancy rate in this region at September 30, 2008 was 6.5% compared to 8.5% for the market as a whole. The Company’s weighted average occupancy increased from 88.8% for the first nine months in 2007 to 94.7% for the first nine months in 2008. Annualized realized rent per square foot increased 9.5% from $17.52 per square foot for the first nine months in 2007 to $19.18 per square foot for the first nine months in 2008.
Growth of the Company’s Operations and Acquisitions and Dispositions of Properties:
The Company is focused on maximizing cash flow from its existing portfolio of properties by expanding its presence in existing and new markets through strategic acquisitions and the disposition of non-strategic assets. The Company has historically maintained a low-leverage-level approach intended to provide the Company with the flexibility for future growth.
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
Scheduled Lease Expirations:
In addition to the 1.3 million square feet, or 6.7%, of currently available space in our total portfolio, leases representing approximately 4.6% of the leased square footage of our total portfolio are scheduled to expire during the remainder of 2008. Leases comprising approximately 203,000 square feet of currently vacant space have been executed as of the date of this report and are expected to commence during the fourth quarter of 2008 and first quarter of 2009. Our ability to re-lease available space depends upon the market conditions in the specific submarkets in which our properties are located.

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
Concentration of Portfolio by Region:
Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables), are summarized for the three and nine months ended September 30, 2008 by major geographic region below. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them as well as the investor the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization has been excluded from these financial measures as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization is generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. The tables below reflect rental income, operating expenses and NOI for the three and nine months ended September 30, 2008 based on geographical concentration. The total of all regions is equal to the amount of rental income and cost of operations recorded by the Company in accordance with GAAP. As part of the tables below, we have shown the effect of depreciation and amortization on NOI. We have reconciled NOI to income before minority interests in the table under “Results of Operations” below. The percent of total by region reflects the actual contribution to rental income, cost of operations and NOI during the period (in thousands):
Three Months Ended September 30, 2008:

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,988	20.4%	$16,454	23.0%	$5,169	22.9%	$11,285	23.1%
Northern California	1,818	9.3%	5,972	8.4%	1,637	7.2%	4,335	8.9%
Southern Texas	1,161	5.9%	3,100	4.3%	1,338	5.9%	1,762	3.6%
Northern Texas	1,689	8.6%	4,219	5.9%	1,530	6.8%	2,689	5.5%
South Florida	3,596	18.4%	8,206	11.5%	2,339	10.3%	5,867	12.0%
Virginia	3,020	15.4%	14,937	20.9%	4,386	19.4%	10,551	21.6%
Maryland	1,770	9.1%	9,708	13.6%	2,994	13.3%	6,714	13.7%
Oregon	1,314	6.7%	4,705	6.6%	1,783	7.9%	2,922	6.0%
Arizona	679	3.5%	1,773	2.5%	787	3.5%	986	2.0%
Washington	521	2.7%	2,390	3.3%	628	2.8%	1,762	3.6%

Total before depreciation and amortization	19,556	100.0%	71,464	100.0%	22,591	100.0%	48,873	100.0%

Depreciation and amortization			—		24,703		(24,703)

Total based on GAAP			$71,464		$47,294		$24,170

Nine Months Ended September 30, 2008:

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,988	20.4%	$49,115	23.2%	$13,550	20.2%	$35,565	24.5%
Northern California	1,818	9.3%	17,932	8.5%	5,204	7.8%	12,728	8.8%
Southern Texas	1,161	5.9%	9,392	4.4%	4,159	6.2%	5,233	3.6%
Northern Texas	1,689	8.6%	12,591	5.9%	4,638	6.9%	7,953	5.5%
South Florida	3,596	18.4%	24,212	11.4%	7,709	11.5%	16,503	11.4%
Virginia	3,020	15.4%	44,263	20.9%	13,313	19.9%	30,950	21.4%
Maryland	1,770	9.1%	28,239	13.3%	8,923	13.3%	19,316	13.3%
Oregon	1,314	6.7%	13,948	6.6%	5,217	7.8%	8,731	6.0%
Arizona	679	3.5%	5,249	2.5%	2,327	3.5%	2,922	2.0%
Washington	521	2.7%	7,080	3.3%	1,980	2.9%	5,100	3.5%

Total before depreciation and amortization	19,556	100.0%	212,021	100.0%	67,020	100.0%	145,001	100.0%

Depreciation and amortization			—		75,270		(75,270)

Total based on GAAP			$212,021		$142,290		$69,731

Concentration of Credit Risk by Industry:
The information below depicts the industry concentration of our tenant base as of September 30, 2008. The Company analyzes this concentration to understand significant industry exposure risk.

% of Total
Industry	Annual Rents
Business Services	13.3%
Health Services	9.9%
Computer Hardware, Software and Related Service	9.7%
Government	8.7%
Warehouse, Transportation and Logistics	8.7%
Financial Services	8.3%
Contractors	7.7%
Retail	6.2%
Communications	5.6%
Home Furnishings	3.8%
Electronics	3.3%
Educational Services	2.9%

Total	88.1%

The information below depicts the Company’s top 10 customers by annual rents as of September 30, 2008 (in thousands):

			% of Total
		Annualized	Annualized
Tenants	Square Footage	Rental Income (1)	Rental Income
U.S. Government	486	$12,713	4.4%
Kaiser Permanente	186	4,514	1.6%
Wells Fargo	102	1,748	0.6%
AARP	102	1,665	0.6%
Northrop Grumman	57	1,665	0.6%
Raytheon	82	1,563	0.5%
American Intercontinental University	75	1,404	0.5%
Intel	94	1,360	0.5%
Montgomery County Public Schools	47	1,304	0.5%
American Systems	63	1,250	0.4%

Total	1,294	$29,186	10.2%

(1)	For leases expiring prior to December 31, 2008, annualized rental income represents income to be received under existing leases from September 30, 2008 through the date of expiration.
Comparative Analysis of the Three and Nine Months Ended September 30, 2008 to the Three and Nine Months Ended September 30, 2007
Results of Operations: In order to evaluate the performance of the Company’s overall portfolio over two comparable periods, management analyzes the operating performance of a consistent group of properties owned and operated throughout both periods (herein referred to as “Same Park”). Operating properties that the Company acquired subsequent to January 1, 2007 are referred to as “Non-Same Park.” For the nine months ended September 30, 2008 and 2007, the Same Park facilities constitute 18.7 million rentable square feet, which includes all assets the Company owned and operated from January 1, 2007 through September 30, 2008, representing approximately 95.5% of the total square footage of the Company’s portfolio as of September 30, 2008.
Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table) are summarized for the three and nine months ended September 30, 2008 and 2007. The Company’s property operations account for substantially all of the net operating income earned by the Company. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following table presents the operating results of the Company’s properties for the three and nine months ended September 30, 2008 and 2007 in addition to other income and expense items affecting income from operations. The Company breaks out Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot data):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
Rental income:
Same Park (18.7 million rentable square feet) (1)	$67,671	$65,388	3.5%	$200,705	$194,210	3.3%
Non-Same Park (870,000 square feet) (2)	3,793	3,142	20.7%	11,316	6,719	68.4%

Total rental income	71,464	68,530	4.3%	212,021	200,929	5.5%

Cost of operations:
Same Park	21,493	20,104	6.9%	63,499	60,527	4.9%
Non-Same Park	1,098	1,100	(0.2%)	3,521	2,138	64.7%

Total cost of operations	22,591	21,204	6.5%	67,020	62,665	6.9%

Net operating income (3):
Same Park	46,178	45,284	2.0%	137,206	133,683	2.6%
Non-Same Park	2,695	2,042	32.0%	7,795	4,581	70.2%

Total net operating income	48,873	47,326	3.3%	145,001	138,264	4.9%

Other income and expenses:
Facility management fees	178	177	0.6%	550	542	1.5%
Interest and other income	404	1,151	(64.9%)	1,014	4,141	(75.5%)
Interest expense	(988)	(1,009)	(2.1%)	(2,971)	(3,128)	(5.0%)
Depreciation and amortization	(24,703)	(25,285)	(2.3%)	(75,270)	(71,841)	4.8%
General and administrative	(1,950)	(2,124)	(8.2%)	(6,081)	(5,938)	2.4%

Income before minority interest	$21,814	$20,236	7.8%	$62,243	$62,040	0.3%

Same Park gross margin (4)	68.2%	69.3%	(1.6%)	68.4%	68.8%	(0.6%)
Same Park weighted average for the period:
Occupancy	93.9%	93.5%	0.4%	94.0%	93.4%	0.6%
Annualized realized rent per square foot (5)	$15.43	$14.97	3.1%	$15.24	$14.84	2.7%

(1)	See above for a definition of Same Park.

(2)	See above for a definition of Non-Same Park.

(3)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” above for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

(4)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income.

(5)	Same Park realized rent per square foot represents the annualized Same Park rental income earned per occupied square foot.

The following tables summarize the Same Park operating results by major geographic region for the three and nine months ended September 30, 2008 and 2007. In addition, the tables reflect the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2007, and the impact of such is included in Non-Same Park facilities in the tables below (in thousands):
Three Months Ended September 30, 2008 and 2007:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	September 30,	September 30,	Increase	September 30,	September 30,	Increase	September 30,	September 30,	Increase
Region	2008	2007	(Decrease)	2008	2007	(Decrease)	2008	2007	(Decrease)
Southern California	$16,454	$16,304	0.9%	$5,169	$4,706	9.8%	$11,285	$11,598	(2.7%)
Northern California	5,239	5,019	4.4%	1,425	1,466	(2.8%)	3,814	3,553	7.3%
Southern Texas	3,100	3,095	0.2%	1,338	1,309	2.2%	1,762	1,786	(1.3%)
Northern Texas	4,219	3,766	12.0%	1,530	1,455	5.2%	2,689	2,311	16.4%
South Florida	8,206	7,717	6.3%	2,339	2,192	6.7%	5,867	5,525	6.2%
Virginia	14,175	13,330	6.3%	4,098	3,662	11.9%	10,077	9,668	4.2%
Maryland	9,708	9,786	(0.8%)	2,994	2,846	5.2%	6,714	6,940	(3.3%)
Oregon	4,705	4,543	3.6%	1,783	1,722	3.5%	2,922	2,821	3.6%
Arizona	1,773	1,745	1.6%	787	708	11.2%	986	1,037	(4.9%)
Washington	92	83	10.8%	30	38	(21.1%)	62	45	37.8%

Total Same Park	67,671	65,388	3.5%	21,493	20,104	6.9%	46,178	45,284	2.0%
Non-Same Park	3,793	3,142	20.7%	1,098	1,100	(0.2%)	2,695	2,042	32.0%

Total before depreciation and amortization	71,464	68,530	4.3%	22,591	21,204	6.5%	48,873	47,326	3.3%
Depreciation and amortization	—	—	—	24,703	25,285	(2.3%)	(24,703)	(25,285)	(2.3%)

Total based on GAAP	$71,464	$68,530	4.3%	$47,294	$46,489	1.7%	$24,170	$22,041	9.7%

Nine Months Ended September 30, 2008 and 2007:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	September 30,	September 30,	Increase	September 30,	September 30,	Increase	September 30,	September 30,	Increase
Region	2008	2007	(Decrease)	2008	2007	(Decrease)	2008	2007	(Decrease)
Southern California	$49,115	$48,032	2.3%	$13,550	$13,102	3.4%	$35,565	$34,930	1.8%
Northern California	15,736	14,962	5.2%	4,384	4,269	2.7%	11,352	10,693	6.2%
Southern Texas	9,392	8,789	6.9%	4,159	3,906	6.5%	5,233	4,883	7.2%
Northern Texas	12,591	11,100	13.4%	4,638	4,497	3.1%	7,953	6,603	20.4%
South Florida	24,212	23,266	4.1%	7,709	7,232	6.6%	16,503	16,034	2.9%
Virginia	41,956	39,502	6.2%	12,508	11,527	8.5%	29,448	27,975	5.3%
Maryland	28,239	29,178	(3.2%)	8,923	8,876	0.5%	19,316	20,302	(4.9%)
Oregon	13,948	13,958	(0.1%)	5,217	4,864	7.3%	8,731	9,094	(4.0%)
Arizona	5,249	5,178	1.4%	2,327	2,167	7.4%	2,922	3,011	(3.0%)
Washington	267	245	9.0%	84	87	(3.4%)	183	158	15.8%

Total Same Park	200,705	194,210	3.3%	63,499	60,527	4.9%	137,206	133,683	2.6%
Non-Same Park	11,316	6,719	68.4%	3,521	2,138	64.7%	7,795	4,581	70.2%

Total before depreciation and amortization	212,021	200,929	5.5%	67,020	62,665	6.9%	145,001	138,264	4.9%
Depreciation and amortization	—	—	—	75,270	71,841	4.8%	(75,270)	(71,841)	4.8%

Total based on GAAP	$212,021	$200,929	5.5%	$142,290	$134,506	5.8%	$69,731	$66,423	5.0%

Revenues: Revenues increased $2.9 million for the three months ended September 30, 2008, over the same period in 2007 driven primarily by an increase of $2.3 million from the Company’s Same Park portfolio as a result of a slight improvement in occupancy and higher realized rental rates. Revenues increased $11.1 million for the nine months ended September 30, 2008, over the same period in 2007 driven primarily by an increase of $6.5 million from the Company’s Same Park portfolio which was also due to a slight improvement in occupancy and higher rental rates. Assets acquired during 2007 accounted for $4.6 million of the increase.
Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the three months ended September 30, 2008, $178,000 in revenue was recognized from facility management operations compared to $177,000 for the same period in 2007. During the nine months ended September 30, 2008, $550,000 in revenue was recognized from facilities management operations compared to $542,000 for the same period in 2007.
Cost of Operations: Cost of operations for the three months ended September 30, 2008 was $22.6 million compared to $21.2 million for the same period in 2007, an increase of $1.4 million or 6.5%. The Company’s Same Park portfolio accounted for the total increase to cost of operations. The higher levels of operating costs were driven by an increase in property taxes of $735,000 as a result of increases in both rates and assessed values, higher utility costs of $662,000 and greater payroll costs of $111,000 partially offset by a decrease in insurance expense of $116,000. Cost of operations for the nine months ended September 30, 2008 was $67.0 million compared to $62.7 million for the same period in 2007, an increase of $4.4 million or 6.9%. Assets acquired in 2007 accounted for $1.4 million or 31.8% of the increase. The increase in cost of operations was primarily due to an increase in property taxes of $2.1 million as a result of increase in both rates and assessed values, higher utility costs of $1.1 million, greater repairs and maintenance costs of $816,000 and payroll costs of $491,000 partially offset by a decrease in other expenses of $323,000 due to a decrease in personnel procurement costs, marketing materials and third party services.

Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended September 30, 2008 was $24.7 million compared to $25.3 million for the same period in 2007. Depreciation and amortization expense for the nine months ended September 30, 2008 was $75.3 million compared to $71.8 million for the same period in 2007. This increase was primarily due to the acquisition of 870,000 square feet during 2007, as well as depreciation expense on capital and tenant improvements acquired during 2008 and 2007.
General and Administrative Expense: General and administrative expense consisted of the following expenses (in thousands):

	For the Three Months Ended
	September 30,		Increase
	2008	2007	(Decrease)
Compensation expense	$818	$840	(2.6%)
Stock compensation expense	666	748	(11.0%)
Professional and investor services	288	342	(15.8%)
Other expenses	178	194	(8.2%)

Total	$1,950	$2,124	(8.2%)

	For the Nine Months Ended
	September 30,		Increase
	2008	2007	(Decrease)
Compensation expense	$2,585	$2,489	3.9%
Stock compensation expense	2,081	1,919	8.4%
Professional and investor services	871	939	(7.2%)
Other expenses	544	591	(8.0%)

Total	$6,081	$5,938	2.4%

For the three months ended September 30, 2008, general and administrative costs have decreased $174,000 or 8.2% over the same period in 2007 due primarily to the timing of expenses. For the nine months ended September 30, 2008, general and administrative costs have increased $143,000 or 2.4% over the same period in 2007 primarily as a result of higher stock compensation expense related to the long-term incentive plan for senior management.
Interest and Other Income: Interest and other income reflect earnings on cash balances in addition to miscellaneous income items. Interest income was $377,000 for the three months ended September 30, 2008 compared to $1.1 million for the same period in 2007. Interest income was $938,000 and $4.0 million for the nine months ended September 30, 2008 and 2007, respectively. The decreases are attributable to lower cash balances and lower effective interest rates. Average cash balances and effective interest rates for the nine months ended September 30, 2008 were $49.6 million and 2.5%, respectively, compared to $104.7 million and 5.1%, respectively, for the same period in 2007.
Interest Expense: Interest expense was $988,000 for the three months ended September 30, 2008 compared to $1.0 million for the same period in 2007. Interest expense was $3.0 million and $3.1 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease is primarily attributable to the repayment of a mortgage note of $5.0 million during the first quarter of 2007.
Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $3.7 million ($1.8 million allocated to preferred unit holders and $1.9 million allocated to common unit holders) for the three months ended September 30, 2008 compared to $3.2 million ($1.8 million allocated to preferred unit holders and $1.5 million allocated to common unit holders) for the same period in 2007. The increase in minority interest in income for the three months ended September 30, 2008 over the same period of 2007 was primarily due to an increase in net operating income partially offset by a decrease in interest income. Minority interest in income was $10.2 million ($5.3 million allocated to preferred unit holders and $4.9 million allocated to common unit holders) for the nine months ended September 30, 2008 compared to $9.9 million ($5.1 million allocated to preferred unit holders and $4.8 million allocated to common unit holders) for the same period in 2007. The increase in minority interest in income for the nine months ended September 30, 2008 over the same period of 2007 was primarily due to an increase in net operating income partially offset by a decrease in interest income and an increase in depreciation and amortization.

Liquidity and Capital Resources
Cash and cash equivalents increased $17.0 million from $35.0 million at December 31, 2007 to $52.1 million at September 30, 2008. The increase was primarily due to retained cash from operations partially offset by the repurchase of common stock.
Net cash provided by operating activities for the nine months ended September 30, 2008 and 2007 was $147.9 million and $141.1 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders in addition to providing additional cash for future growth and debt repayment.
Net cash used in investing activities was $29.0 million and $169.1 million for the nine months ended September 30, 2008 and 2007, respectively. The change of $140.1 million was primarily due to property acquisitions in Washington, California and Virginia for a combined total of $138.9 million during 2007 and a decrease in capital improvements of $1.1 million.
Net cash used in financing activities for the nine months ended September 30, 2008 was $101.9 million compared to net cash provided by financing activities for the nine months ended September 30, 2007 of $19.0 million. The change of $120.9 million was primarily due to a decrease of $151.2 million in net proceeds from the issuance of preferred equity, an increase of cash paid for common stock repurchases of $21.6 million and an increase in preferred and common equity distributions of $3.3 million offset with a decrease of $50.0 million in preferred equity redemptions.
The Company’s preferred equity outstanding decreased to 32.8% of its market capitalization during the nine months ended September 30, 2008. The Company’s capital structure is characterized by a low level of leverage. As of September 30, 2008, the Company had six fixed-rate mortgages totaling $59.7 million, which represented 2.4% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding mortgages and (3) the total number of common shares and common units outstanding at September 30, 2008 multiplied by the closing price of the stock on that date. The weighted average interest rate for the mortgages is approximately 5.9% per annum. The Company had approximately 7.6% of its properties, in terms of net book value, encumbered at September 30, 2008.
The Company focuses on retaining cash for reinvestment as we believe that this provides the greatest level of financial flexibility. During the nine months ended September 30, 2008 and 2007, the Company generated approximately $32.6 million and $33.3 million, respectively, of retained cash. The Company defines retained cash as funds from operations less recurring capital expenditures, distributions and other non-cash adjustments. The amount of cash we retain depends in part on the amount of distributions we make to our shareholders, and, because the U.S. federal income tax rules applicable to real estate investment trusts (“REIT”) require us to distribute 90% of our taxable income to our shareholders, the amount of our distributions depends in part on the amount of our taxable income. Taxable income is a function of many factors which include, among others, the Company’s operating income, acquisition activity and preferred distributions. The Company takes these requirements into account when formulating strategies to increase the amount of its retained cash. As the Company continues to grow as a function of improving operating fundamentals and acquisitions, taxable income has and will likely continue to increase, requiring increased distributions to the Company’s common shareholders. During the second quarter of 2007, the Company increased its quarterly dividend from $0.29 per common share to $0.44 per common share. With retained cash of $11.9 million for the three months ended September 30, 2008, the Company believes it has sufficient cash flow to cover the increased dividend. Going forward, the Company will continue to monitor its taxable income and the corresponding dividend requirements.

On July 30, 2008, the Company extended the term of its line of credit (the “Credit Facility”) with Wells Fargo Bank to August 1, 2010. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.70% to LIBOR plus 1.50% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $300,000, which is being amortized over the life of the Credit Facility. The Company had no balance outstanding as of September 30, 2008 or December 31, 2007.
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
FFO for the Company is computed as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income allocable to common shareholders	$5,396	$4,267	$13,821	$13,971
Depreciation and amortization	24,703	25,285	75,270	71,841
Minority interest in income — common units	1,910	1,461	4,897	4,785

Consolidated FFO allocable to common shareholders and minority interests	32,009	31,013	93,988	90,597
FFO allocated to minority interests — common units	(8,387)	(7,908)	(24,625)	(23,102)

FFO allocated to common shareholders	$23,622	$23,105	$69,363	$67,495

FFO allocated to common shareholders and minority interests for the nine months ended September 30, 2008 increased 3.7% from the same period in 2007. The increase in FFO for the nine months ended September 30, 2008 over the same period of 2007 was primarily due to an increase in net operating income partially offset by a decrease in interest income.

Capital Expenditures: During the nine months ended September 30, 2008, the Company expended $27.3 million in recurring capital expenditures or $1.39 per weighted average square foot owned. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the nine months ended September 30, 2007, the Company expended $26.1 million in recurring capital expenditures or $1.35 per weighted average square foot owned. The following table shows total capital expenditures for the stated periods (in thousands):

	For the Nine Months
	Ended September 30,
	2008	2007
Recurring capital expenditures	$27,274	$26,123
Property renovations and other capital expenditures	1,711	3,995

Total capital expenditures	$28,985	$30,118

Stock Repurchase: The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the nine months ended September 30, 2008, the Company repurchased 370,042 shares of common stock at an aggregate cost of $18.3 million or an average cost per share of $49.52. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million or an average cost per share of $35.84. Under existing board authorizations, the Company can repurchase an additional 2.2 million shares.
Distributions: The Company has elected and intends to qualify as a REIT for federal income tax purposes. In order to maintain its status as a REIT, the Company must meet, among other tests, sources of income, share ownership and certain asset tests. As a REIT, the Company is not taxed on that portion of its taxable income that is distributed to its shareholders, provided that at least 90% of its taxable income is distributed to its shareholders prior to the filing of its tax return.
Related Party Transactions: At September 30, 2008, Public Storage (“PS”) owned 26.5% of the outstanding shares of the Company’s common stock and 26.3% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 45.8% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PS. Harvey Lenkin is a Director of both the Company and PS.
Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and its affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $97,000 and $76,000 for the three months ended September 30, 2008 and 2007, respectively and $292,000 and $227,000 for the nine months ended September 30, 2008 and 2007, respectively. In addition, the Company provides property management services for properties owned by PS and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled $178,000 and $177,000 for the three months ended September 30, 2008 and 2007, respectively and $550,000 and $542,000 for the nine months ended September 30, 2008 and 2007, respectively. In December, 2006, PS also began providing property management services for the mini storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contracts with PS totaled approximately $12,000 and $11,000 for the three months ended September 30, 2008 and 2007, respectively, and $36,000 and $35,000 for the nine months ended September 30, 2008 and 2007, respectively.
Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.
Contractual Obligations: The Company is scheduled to pay cash dividends of approximately $58.0 million per year on its preferred equity outstanding as of September 30, 2008. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At September 30, 2008, the Company’s debt as a percentage of shareholders’ equity and minority interest (based on book values) was 4.4%.
The Company’s market risk sensitive instruments at September 30, 2008 include mortgage notes payable of $59.7 million and the Company’s Credit Facility. All of the Company’s mortgage notes payable bear interest at fixed rates. At September 30, 2008, the Company had no balance outstanding under its Credit Facility. See Notes 5 and 6 to the consolidated financial statements for terms, valuations and approximate principal maturities of the mortgage notes payable and line of credit as of September 30, 2008. Based on borrowing rates currently available to the Company, combined with the amount of fixed-rate debt financing, the difference between the carrying amount of debt and its fair value is insignificant.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2008, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PS has significant influence over us.
At September 30, 2008, PS and its affiliates owned 26.5% of the outstanding shares of the Company’s common stock and 26.3% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 45.8% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PS. Harvey Lenkin is a Director of both the Company and PS. Consequently, PS has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the Operating Partnership. PS’s interest in such matters may differ from other shareholders. In addition, PS’s ownership may make it more difficult for another party to take over our company without PS’s approval.
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
We may be unable to consummate acquisitions and developments on advantageous terms, or new acquisitions and developments may fail to perform as expected: We continue to seek to acquire and develop flex, industrial and office properties where they meet our criteria, and we believe that they will enhance our future financial performance and the value of our portfolio. Our belief, however, is based on and is subject to risks, uncertainties and other factors, many of which are forward-looking and are uncertain in nature or are beyond our control, including the risks that our acquisitions and developments may not perform as expected, that we may be unable to quickly integrate new acquisitions and developments into our existing operations and that any costs to develop projects or redevelop acquired properties may exceed estimates. Further, we face significant competition for suitable acquisition properties from other real estate investors, including other publicly traded real estate investment trusts and private institutional investors. As a result, we may be unable to acquire additional properties we desire, or the purchase price for desirable properties may be significantly increased. In addition, some of these properties may have unknown characteristics or deficiencies or may not complement our portfolio of existing properties. In addition, we may finance future acquisitions and developments through a combination of borrowings, proceeds from equity or debt offerings by us or the Operating Partnership, and proceeds from property divestitures. These financing options may not be available when desired or required or may be more costly than anticipated, which could adversely affect our cash flow. Real property development is subject to a number of risks, including construction delays, complications in obtaining necessary zoning, occupancy and other governmental permits, cost overruns, financing risks, and the possible inability to meet expected occupancy and rent levels. If any of these problems occur, development costs for a project may increase, and there may be costs incurred for projects that are not completed. As a result of the foregoing, some properties may be worth less or may generate less revenue than, or simply not perform as well as, we believed at the time of acquisition or development, negatively affecting our operating results. Any of the foregoing risks could adversely affect our financial condition, operating results and cash flow, and our ability to pay dividends on, and the market price of, our stock. In addition, we may be unable to successfully integrate and effectively manage the properties we do acquire and develop, which could adversely affect our results of operations.
We may encounter significant delays and expense in reletting vacant space, or we may not be able to relet space at existing rates, in each case resulting in losses of income: When leases expire, we will incur expenses in retrofitting space, and we may not be able to re-lease the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. As of September 30, 2008, our properties generally had lower vacancy rates than the average for the markets in which they are located, and leases accounting for 4.6% of our total annualized rental income expire in 2008 and 21.9% in 2009. While we have estimated our cost of renewing leases that expire in 2008 and 2009, our estimates could be wrong. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.
Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty in collecting from tenants in default, particularly if they declare bankruptcy. This could affect our cash flow and distributions to shareholders. Since many of our tenants are non-rated private companies, this risk may be enhanced. There is inherent uncertainty in a tenant’s ability to continue paying rent if they are in bankruptcy. As of September 30, 2008, the Company had approximately 18,000 square feet occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. Several other tenants have contacted us requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what effect, if any, the ultimate outcome of these discussions will have on our operating results.

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
We may be adversely affected if casualties to our properties are not covered by insurance: We could suffer uninsured losses or losses in excess of our insurance policy limits for occurrences such as earthquakes or hurricanes that adversely affect us or even result in loss of the property. We might still remain liable on any mortgage debt or other unsatisfied obligations related to that property.
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
Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. As of September 30, 2008, PS and its affiliates owned 26.5% of the outstanding shares of the Company’s common stock and 26.3% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 45.8% of the outstanding shares of the Company’s common stock. These shares, as well as shares of common stock held by certain other significant shareholders, are eligible to be sold in the public market, subject to compliance with applicable securities laws.
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
During the three months ended September 30, 2008, there were no shares of the Company’s common stock repurchased. As of September 30, 2008, the Company has 2,206,221 shares available for purchase under the program.
See Note 9 to the consolidated financial statements for additional information on repurchases of equity securities.

ITEM 6. EXHIBITS

Exhibits

Exhibit 10.1
Fourth Modification Agreement dated as of July 30, 2008 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with Registrant’s Current Report of Form 8-K dated August 5, 2008 and incorporated herein by reference.

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

Dated: November 4, 2008
PS BUSINESS PARKS, INC.
BY:	/s/ Edward A. Stokx
Edward A. Stokx
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10.1
Fourth Modification Agreement dated as of July 30, 2008 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with Registrant’s Current Report of Form 8-K dated August 5, 2008 and incorporated herein by reference.

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