Form 10-K
period 2008-12-31
PS BUSINESS PARKS INC/CA
filed 2009-02-26
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

818-244-8080

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.000% Cumulative Preferred Stock, Series H, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.875% Cumulative Preferred Stock, Series I, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.950% Cumulative Preferred Stock, Series K, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.600% Cumulative Preferred Stock, Series L, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.200% Cumulative Preferred Stock, Series M, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.375% Cumulative Preferred Stock, Series O, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.700% Cumulative Preferred Stock, Series P, $0.01 par value per share	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $775,075,602 based on the closing price as reported on that date.

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 23, 2009 (the latest practicable date): 20,461,120.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I.

ITEM 1.	BUSINESS

The Company

PS Business Parks, Inc. (“PSB”) is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, owns, operates and develops commercial properties, primarily multi-tenant flex, office and industrial space. As of December 31, 2008, PSB owned 73.7% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units were owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references to “the Company,” “we,” “us,” “our,” and similar references mean PS Business Parks, Inc. and its subsidiaries, including the Operating Partnership.

As of December 31, 2008, the Company owned and operated approximately 19.6 million rentable square feet of commercial space located in eight states: Arizona, California, Florida, Maryland, Oregon, Texas, Virginia and Washington. The Company also manages approximately 1.4 million rentable square feet on behalf of PS and its affiliated entities.

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

In 2004, the Company made one acquisition, a 165,000 square foot asset in Fairfax, Virginia, for $24.1 million. During 2004, the Company sold two significant assets, comprising 400,000 square feet in Maryland resulting in a gain of $15.2 million. Additionally in 2004, the Company sold an aggregate of 91,000 square feet in Texas, Oregon and Miami.

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

The Company made no acquisitions during the year ended December 31, 2008.

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

The tenant base for the Company’s facilities is diverse. The portfolio can be bifurcated into those facilities that service small to medium-sized businesses and those that service larger businesses. Approximately 41.6% of in-place rents from the portfolio are derived from facilities that serve small to medium-sized businesses. A property in this facility type is typically divided into units ranging in size from 500 to 4,999 square feet and leases generally range from one to three years. The remaining 58.4% of in-place rents from the portfolio are derived from facilities that serve larger businesses, with units greater than or equal to 5,000 square feet. The Company also has several tenants that lease space in multiple buildings and locations. The U.S. Government is the largest tenant with multiple leases encompassing approximately 486,000 square feet or approximately 4.4% of the Company’s annualized rental income.

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

The Company owns land which may be used for the development of commercial properties. The Company owns approximately 6.4 acres of land in Northern Virginia, 14.9 acres in Portland, Oregon and 10.0 acres in Dallas, Texas as of December 31, 2008.

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

Preferred Units: As of December 31, 2008, the Operating Partnership had an aggregate of 3.8 million preferred units owned by third parties with distribution rates ranging from 6.550% to 7.950% (per annum) with an aggregate redemption value of $94.8 million. The Operating Partnership has the right to redeem each series of preferred units on or after the fifth anniversary of the issuance date of the series at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. Each series of preferred units is exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PS Business Parks, Inc. on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the applicable series of preferred units.

As of December 31, 2008, in connection with the Company’s issuance of publicly traded Cumulative Preferred Stock, the Company owned 28.3 million preferred units of various series with an aggregate redemption value of $706.3 million with terms substantially identical to the terms of the publicly traded depositary shares each representing 1/1,000 of a share of 6.700% to 7.950% Cumulative Preferred Stock of the Company. The holders of all series of Preferred Stock may combine to elect two additional directors if the Company fails to make dividend payments for six quarterly dividend payment periods, whether or not consecutive.

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

Cost Allocation and Administrative Services

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and affiliated entities for certain administrative services. These services include investor relations, legal, corporate tax, information systems and office services. Under this agreement, costs are allocated to the Company in accordance with its proportionate share of these costs. These allocated costs totaled $390,000, $303,000 and $320,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Property Management

The Company continues to manage commercial properties owned by PS and its affiliates, which are generally adjacent to mini-warehouses, for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenue derived from these management contracts with PS and its affiliates totaled $728,000, $724,000 and $625,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

In December, 2006, PS began providing property management services for the mini storage component of two assets owned by the Company. These mini storage facilities, located in Palm Beach County, Florida, operate under the “Public Storage” name. Both the Company and PS can cancel the property management contract upon 60 days notice. Management fee expenses under the contract were $45,000 and $47,000 for the years ended December 31, 2008 and 2007, respectively.

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

Operating Strategy

The Company believes its operating, acquisition and finance strategies combined with its diversified portfolio produces a low risk, high growth business model. The Company’s primary objective is to grow shareholder value. Key elements of the Company’s growth strategy include:

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

Focus on Targeted Markets: The Company intends to continue investing in markets that have characteristics which enable them to be competitive economically. The Company believes that markets with some combination of above average population growth, education levels and personal income will produce better overall economic returns. As of December 31, 2008, substantially all of the Company’s square footage was located in these targeted core markets. The Company targets individual properties in those markets that are close to critical infrastructure, middle to high income housing, universities and have easy access to major transportation arteries.

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

Retain Operating Cash Flow: The Company seeks to retain significant funds (after funding its distributions and capital improvements) for additional investments. During the year ended December 31, 2008, the Company distributed 37.1% of its funds from operations (“FFO”) to common shareholders/unit holders. During the year ended December 31, 2007, the Company distributed 37.6% of its FFO to common shareholders/unit holders. FFO is computed in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income, computed in accordance with U.S. generally accepted accounting principles (“GAAP”), before depreciation, amortization, minority interest in income and extraordinary items. FFO is a non-GAAP financial measure and should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results of operations. Other REITs may use different methods for calculating FFO and, accordingly, the Company’s FFO may not be comparable to other real estate companies’ funds from operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Non-GAAP Supplemental Disclosure Measure: Funds from Operations,” for a reconciliation of FFO and net income allocable to common shareholders and for information on why the Company presents FFO.

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

Debt Financing: The Company has used debt financing to a limited degree. The primary source of debt that the Company relies upon to provide short term capital is its $100.0 million unsecured line of credit with Wells Fargo. The Company had no balance outstanding on its Credit Facility at December 31, 2008 and 2007.

Access to Acquisition Capital: The Company seeks to maintain a minimum ratio of FFO to combined fixed charges and preferred distributions paid of 2.6 to 1.0. Fixed charges include interest expense and capitalized interest. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the year ended December 31, 2008, the FFO to combined fixed charges and preferred distributions paid ratio was 3.1 to 1.0, excluding the $4.2 million net gain on the repurchase of preferred stock. The Company believes that its financial position will enable it to access capital to finance its future growth. Subject to market conditions, the Company may add leverage to its capital structure. Throughout this Form 10-K, we use the term “preferred equity” to mean both the preferred stock issued by the Company and the preferred partnership units issued by the Operating Partnership and the term “preferred distributions” to mean dividends and distributions on the preferred stock and preferred partnership units.

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

Investments in Real Estate Facilities

As of December 31, 2008 and 2007, the Company owned and operated approximately 19.6 million rentable square feet.

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

Borrowings

As of December 31, 2008, the Company had outstanding mortgage notes payable of $59.3 million. See Notes 5 and 6 to the consolidated financial statements for a summary of the Company’s outstanding borrowings as of December 31, 2008.

On July 30, 2008, the Company extended the term of its line of credit (the “Credit Facility”) with Wells Fargo Bank to August 1, 2010. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.70% to LIBOR plus 1.50% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $300,000, which is being amortized over the life of the Credit Facility. The Company had no balance outstanding on its Credit Facility at December 31, 2008 and 2007.

The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined therein) of less than 0.45 to 1.00, (ii) maintain a fixed charge coverage ratio (as defined therein) of not less than 1.75 to 1.00, (iii) maintain a minimum tangible net worth (as defined) and (iv) limit distributions to 95% of funds from operations (as defined therein) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company’s unsecured recourse debt; the Company did not have any unsecured recourse debt at December 31, 2008) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 2008.

The Company has broad powers to borrow in furtherance of the Company’s objectives. The Company has incurred in the past, and may incur in the future, both short-term and long-term indebtedness to increase its funds available for investment in real estate, capital expenditures and distributions.

Employees

As of December 31, 2008, the Company employed 153 individuals, primarily personnel engaged in property operations. The Company believes that its relationship with its employees is good, and none of its employees are represented by a labor union.

Insurance

The Company believes that its properties are adequately insured. Facilities operated by the Company have historically been covered by comprehensive insurance, including fire, earthquake, liability and extended coverage from nationally recognized carriers.

Environmental Matters

Compliance with laws and regulations relating to the protection of the environment, including those regarding the discharge of material into the environment, has not had any material effect upon the capital expenditures, earnings or competitive position of the Company.

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

PS has significant influence over us.

At December 31, 2008, PS and its affiliates owned 26.5% of the outstanding shares of the Company’s common stock and 26.3% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 45.8% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PS. Harvey Lenkin is a Director of both the Company and PS. Consequently, PS has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the Operating Partnership. PS’s interest in such matters may differ from other shareholders. In addition, PS’s ownership may make it more difficult for another party to take over our company without PS’s approval.

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

The recent market disruptions may adversely affect our operating results and financial condition.

The global financial markets are currently undergoing pervasive and fundamental disruptions. The continuation or intensification of any such volatility may have an adverse impact on the availability of credit to businesses generally and could lead to a further weakening of the U.S. and global economies. To the extent that turmoil in the financial markets continues or intensifies, it has the potential to materially affect the value of our properties, the availability or the terms of financing and may impact the ability of our customers to enter into new leasing transactions or satisfy rental payments under existing leases. The current market disruption could also affect our operating results and financial condition as follows:

Debt and Equity Markets: Our results of operations and share price are sensitive to the volatility of the credit markets. The commercial real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions. In addition, the state of the debt markets could have an effect on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and affect our ability to raise equity capital.

Valuations: The recent market volatility will likely make the valuation of our properties more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties, which could result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge in earnings.

Government Intervention: The pervasive and fundamental disruptions that the global financial markets are currently undergoing have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies. It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed on the markets or the effect of such restrictions on us and our results of operations. There is a high likelihood of significantly increased regulation of the financial markets that could have a material effect on our operating results and financial condition.

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

We may be unable to consummate acquisitions and developments on advantageous terms or new acquisitions and developments may fail to perform as expected: We continue to seek to acquire and develop flex, industrial and office properties where they meet our criteria and we believe that they will enhance our future financial performance and the value of our portfolio. Our belief, however, is based on and is subject to risks, uncertainties and other factors, many of which are forward-looking and are uncertain in nature or are beyond our control, including the risks that our acquisitions and developments may not perform as expected, that we may be unable to quickly integrate new acquisitions and developments into our existing operations and that any costs to develop projects or redevelop acquired properties may exceed estimates. Further, we face significant competition for suitable acquisition properties from other real estate investors, including other publicly traded real estate investment trusts and private institutional investors. As a result, we may be unable to acquire additional properties we desire or the purchase price for desirable properties may be significantly increased. In addition, some of these properties may have unknown characteristics or deficiencies or may not complement our portfolio of existing properties. In addition, we may finance future acquisitions and developments through a combination of borrowings, proceeds from equity or debt offerings by us or the Operating Partnership, and proceeds from property divestitures. These financing options may not be available when desired or required or may be more costly than anticipated, which could adversely affect our cash flow. Real property development is subject to a number of risks, including construction delays, complications in obtaining necessary zoning, occupancy and other governmental permits, cost overruns, financing risks, and the possible inability to meet expected occupancy and rent levels. If any of these problems occur, development costs for a project may increase, and there may be costs incurred for projects that are not completed. As a result of the foregoing, some properties may be worth less or may generate less revenue than, or simply not perform as well as, we believed at the time of acquisition or development, negatively affecting our operating results. Any of the foregoing risks could adversely affect our financial condition, operating results and cash flow, and our ability to pay dividends on, and the market price, of our stock. In addition, we may be unable to successfully integrate and effectively manage the properties we do acquire and develop, which could adversely affect our results of operations.

We may encounter significant delays and expense in reletting vacant space, or we may not be able to relet space at existing rates, in each case resulting in losses of income: When leases expire, we will incur expenses in retrofitting space and we may not be able to re-lease the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. As of December 31, 2008, our properties generally had lower vacancy rates than the average for the markets in which they are located, and leases accounting for 21.7% of our total annualized rental income expire in 2009. While we have estimated our cost of renewing leases that expire in 2009, our estimates could be wrong. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.

Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty collecting from tenants in default, particularly if they declare bankruptcy. This could affect our cash flow and our ability to fund distributions to shareholders. Since many of our tenants are non-rated private companies, this risk may be enhanced. There is inherent uncertainty in a tenant’s ability to continue paying rent if they are in bankruptcy. As of December 31, 2008, the Company had approximately 33,000 square feet occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. Several other tenants have contacted us requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what effect, if any, the ultimate outcome of these discussions will have on our operating results.

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

Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. As of December 31, 2008, PS and its affiliates owned 26.5% of the outstanding shares of the Company’s common stock and 26.3% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 45.8% of the outstanding shares of the Company’s common stock. These shares, as well as shares of common stock held by certain other significant shareholders, are eligible to be sold in the public market, subject to compliance with applicable securities laws.

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

As of December 31, 2008, the Company owned approximately 12.2 million square feet of flex space, 3.9 million square feet of industrial space and 3.5 million square feet of office space concentrated primarily in 10 regions consisting of Southern and Northern California, Southern and Northern Texas, South Florida, Virginia, Maryland, Oregon, Arizona and Washington. The weighted average occupancy rate throughout 2008 was 93.5% and the average realized rental per square foot was $15.50.

The following table contains information about all properties owned by the Company as of December 31, 2008 and the weighted average occupancy rates throughout 2008 (except as set forth below, all of the properties are held in fee simple interest) (in thousands):

					Weighted
	Rentable Square Footage				Average
Location	Flex	Industrial	Office	Total	Occupancy Rate

Arizona
Mesa	78	—	—	78	77.3%
Phoenix	310	—	—	310	83.7%
Tempe	291	—	—	291	92.7%

	679	—	—	679	86.9%

Northern California
Hayward	—	407	—	407	97.5%
Monterey	—	—	12	12	97.8%
Sacramento	—	—	367	367	91.6%
San Jose	708	—	—	708	85.8%
San Ramon	—	—	52	52	96.5%
Santa Clara	178	—	—	178	100.0%
So. San Francisco	94	—	—	94	97.4%

	980	407	431	1,818	92.0%

Southern California
Buena Park	—	317	—	317	99.0%
Carson	77	—	—	77	86.1%
Cerritos	—	395	31	426	99.0%
Culver City	149	—	—	149	90.3%
Irvine	—	—	160	160	92.9%
Laguna Hills	614	—	—	614	93.1%
Lake Forest	297	—	—	297	93.5%
Monterey Park	199	—	—	199	92.0%
Orange	—	—	108	108	87.3%
San Diego (1)	768	—	—	768	94.1%
Santa Ana	—	—	437	437	92.1%
Signal Hill	267	—	—	267	92.5%
Studio City	22	—	—	22	79.1%
Torrance	147	—	—	147	95.1%

	2,540	712	736	3,988	93.8%

Maryland
Beltsville	309	—	—	309	96.5%
Gaithersburg	—	—	29	29	95.6%
Rockville	212	—	688	900	91.8%
Silver Spring (1)	366	—	166	532	89.0%

	887	—	883	1,770	91.8%

Oregon
Beaverton	1,024	—	188	1,212	84.0%
Milwaukee	102	—	—	102	83.5%

	1,126	—	188	1,314	84.0%

					Weighted
	Rentable Square Footage				Average
Location	Flex	Industrial	Office	Total	Occupancy Rate

Northern Texas
Dallas	237	—	—	237	90.1%
Farmers Branch	112	—	—	112	86.1%
Garland	36	—	—	36	85.3%
Irving (2)	715	231	—	946	97.7%
Mesquite	57	—	—	57	88.1%
Plano	184	—	—	184	88.3%
Richardson	117	—	—	117	83.3%

	1,458	231	—	1,689	93.3%

Southern Texas
Austin	787	—	—	787	93.4%
Houston	177	—	131	308	96.7%
Missouri City	66	—	—	66	99.5%

	1,030	—	131	1,161	94.6%

South Florida
Boca Raton (1)	135	—	—	135	94.3%
Miami	631	2,556	12	3,199	96.9%
Wellington (1)	262	—	—	262	91.2%

	1,028	2,556	12	3,596	96.4%

Virginia
Alexandria	155	—	54	209	96.6%
Chantilly (1)	563	—	38	601	92.0%
Fairfax	—	—	292	292	92.4%
Herndon	—	—	244	244	95.3%
Lorton	246	—	—	246	99.6%
Merrifield	303	—	355	658	99.9%
Springfield	270	—	90	360	98.9%
Sterling	296	—	—	296	98.6%
Woodbridge	114	—	—	114	96.1%

	1,947	—	1,073	3,020	96.6%

Washington
Redmond	465	—	28	493	94.5%
Renton	28	—	—	28	87.8%

	493	—	28	521	94.2%

Total	12,168	3,906	3,482	19,556	93.5%

(1)	Six commercial properties, one in San Diego, California, one in Chantilly, Virginia, one in Silver Spring, Maryland, one in Boca Raton, Florida, and two in Wellington, Florida, serve as collateral to mortgage notes payable. For more information, see Note 6 to the consolidated financial statements.

(2)	The Company owns one property that is subject to a ground lease in Las Colinas, Texas.

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

The Company evaluates the performance of its properties primarily based on net operating income (“NOI”). NOI is defined by the Company as rental income as defined by GAAP less cost of operations as defined by GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Concentration of Portfolio by Region” below for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The following information illustrates rental income, cost of operations and NOI generated by the Company’s total portfolio in 2008, 2007 and 2006 by geographic region and by property classifications. As a result of acquisitions and dispositions, certain properties were not held for the full year.

The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP. The tables below also include a reconciliation of NOI to the most comparable amounts based on GAAP (in thousands):

	For the Year Ended December 31, 2008				For the Year Ended December 31, 2007				For the Year Ended December 31, 2006
	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total

Rental Income:
Southern California	$43,894	$15,619	$5,804	$65,317	$43,049	$16,099	$5,326	$64,474	$41,077	$15,020	$5,130	$61,227
Northern California	13,859	7,190	2,890	23,939	12,559	6,977	2,676	22,212	9,743	6,805	2,475	19,023
Southern Texas	10,228	2,388	—	12,616	9,648	2,201	—	11,849	8,271	2,201	—	10,472
Northern Texas	15,686	—	1,278	16,964	14,062	—	1,100	15,162	13,643	—	1,093	14,736
South Florida	12,336	214	20,005	32,555	11,777	230	19,508	31,515	6,256	198	18,219	24,673
Virginia	34,508	24,684	—	59,192	32,666	21,536	—	54,202	30,361	20,442	—	50,803
Maryland	16,288	21,689	—	37,977	17,341	21,532	—	38,873	15,763	19,656	—	35,419
Oregon	14,985	3,481	—	18,466	15,015	3,266	—	18,281	15,531	3,065	—	18,596
Arizona	7,006	—	—	7,006	6,976	—	—	6,976	7,001	—	—	7,001
Washington	8,850	621	—	9,471	6,676	555	—	7,231	264	—	—	264

Total	177,640	75,886	29,977	283,503	169,769	72,396	28,610	270,775	147,910	67,387	26,917	242,214

Cost of Operations:
Southern California	10,951	5,873	1,042	17,866	10,580	5,875	1,038	17,493	10,416	6,163	1,012	17,591
Northern California	3,816	2,322	724	6,862	3,426	2,279	750	6,455	2,236	2,150	657	5,043
Southern Texas	4,235	1,260	—	5,495	4,041	1,115	—	5,156	3,649	1,019	—	4,668
Northern Texas	5,712	—	299	6,011	5,477	—	288	5,765	5,550	—	261	5,811
South Florida	4,118	104	6,094	10,316	4,157	110	5,807	10,074	2,070	94	6,008	8,172
Virginia	8,692	8,558	—	17,250	8,263	7,332	—	15,595	7,310	6,976	—	14,286
Maryland	4,680	7,312	—	11,992	4,719	7,055	—	11,774	4,129	5,824	—	9,953
Oregon	5,610	1,409	—	7,019	5,288	1,375	—	6,663	4,988	1,300	—	6,288
Arizona	3,013	—	—	3,013	2,907	—	—	2,907	2,746	—	—	2,746
Washington	2,410	208	—	2,618	2,289	189	—	2,478	113	—	—	113

Total	53,237	27,046	8,159	88,442	51,147	25,330	7,883	84,360	43,207	23,526	7,938	74,671

NOI:
Southern California	32,943	9,746	4,762	47,451	32,469	10,224	4,288	46,981	30,661	8,857	4,118	43,636
Northern California	10,043	4,868	2,166	17,077	9,133	4,698	1,926	15,757	7,507	4,655	1,818	13,980
Southern Texas	5,993	1,128	—	7,121	5,607	1,086	—	6,693	4,622	1,182	—	5,804
Northern Texas	9,974	—	979	10,953	8,585	—	812	9,397	8,093	—	832	8,925
South Florida	8,218	110	13,911	22,239	7,620	120	13,701	21,441	4,186	104	12,211	16,501
Virginia	25,816	16,126	—	41,942	24,403	14,204	—	38,607	23,051	13,466	—	36,517
Maryland	11,608	14,377	—	25,985	12,622	14,477	—	27,099	11,634	13,832	—	25,466
Oregon	9,375	2,072	—	11,447	9,727	1,891	—	11,618	10,543	1,765	—	12,308
Arizona	3,993	—	—	3,993	4,069	—	—	4,069	4,255	—	—	4,255
Washington	6,440	413	—	6,853	4,387	366	—	4,753	151	—	—	151

Total	$124,403	$48,840	$21,818	$195,061	$118,622	$47,066	$20,727	$186,415	$104,703	$43,861	$18,979	$167,543

The following table is provided to reconcile NOI to consolidated income from continuing operations before minority interests as determined by GAAP (in thousands):

	For The Years Ended December 31,
	2008	2007	2006

Property net operating income	$195,061	$186,415	$167,543
Facility management fees	728	724	625
Interest and other income	1,457	5,104	6,874
Depreciation and amortization	(99,848)	(98,521)	(86,216)
General and administrative	(8,099)	(7,917)	(7,046)
Interest expense	(3,952)	(4,130)	(2,575)

Income from continuing operations before minority interests	$85,347	$81,675	$79,205

Significant Properties

As of and for the year ended December 31, 2008, one of the Company’s properties had a book value of more than 10% of the Company’s total assets. The property, known as Miami International Commerce Center (“MICC”), is a business park in Miami, Florida, consisting of 46 buildings (3.2 million square feet) consisting of flex (631,000 square feet), industrial (2.6 million square feet) and office (12,000 square feet) space. The property was purchased on December 30, 2003 and has a net book value of $162.9 million, representing approximately 11.1% of the Company’s total assets at December 31, 2008.

MICC property taxes for the year ended December 31, 2008 were $3.5 million at a rate of 1.9% of the respective assessed parcel value.

The following table sets forth information with respect to occupancy and rental rates at MICC for each of the last five years, including the dispositions of a 56,000 square foot retail center and 94,000 square feet of flex space:

	2004	2005	2006	2007	2008

Weighted average occupancy rate	83.8%	91.8%	96.4%	98.2%	96.9%
Realized rent per square foot	$7.75	$7.47	$7.88	$8.24	$8.76

There is no one tenant that occupies 10% or more of the rentable square footage at MICC.

The following table sets forth information with respect to lease expirations at MICC (in thousands, except number of leases expiring):

				Percentage of Total
		Rentable Square	Annualized Rental	Annualized Rental
	Number of Leases	Footage Subject to	Income Under	Income Represented
Year of Lease Expiration	Expiring	Expiring Leases	Expiring Leases	by Expiring Leases

2009	86	660	$6,311	21.5%
2010	72	758	6,593	22.5%
2011	65	691	6,725	22.9%
2012	34	491	4,745	16.2%
2013	24	391	3,613	12.3%
Thereafter	6	138	1,350	4.6%

Total	287	3,129	$29,337	100.0%

The following table sets forth information with respect to tax depreciation at MICC (in thousands, except year data):

		Rate of		Life in	Accumulated
	Tax Basis	Depreciation	Method	Years	Depreciation

Land Improvements	$45,588	6.5%	MACRS, 150%	15	$18,884
Improvements	24,582	9.6%	VARIOUS	5	24,429
Tenant Buildings	91,797	2.8%	MACRS, SL	VAR	11,424

Total	$161,967				$54,737

Accumulated depreciation for personal property shown in the preceding table was derived using the mid-quarter convention.

Portfolio Information

Approximately 58.4% of the Company’s annualized rental income is derived from large tenants, which the Company defines as tenants with leases averaging greater than or equal to 5,000 square feet. These tenants generally sign longer leases, may require more generous tenant improvements, are typically represented by a broker and are more creditworthy. The remaining 41.6% of the Company’s annualized rental income are derived from small tenants with average space requirements of less than 5,000 square feet and a shorter lease term duration. Tenant improvements are relatively less for these tenants; most of these tenants are not represented by brokers and therefore the Company does not pay lease commissions. The following tables set forth the lease expirations for the entire portfolio of properties owned as of December 31, 2008, in addition to bifurcating the lease expirations for properties serving primarily small businesses and those properties serving primarily larger businesses (in thousands):

Lease Expirations (Entire Portfolio) as of December 31, 2008

			Percentage of Total
	Rentable Square	Annualized Rental	Annualized Rental
	Footage Subject to	Income Under	Income Represented
Year of Lease Expiration	Expiring Leases	Expiring Leases	by Expiring Leases

2009	4,330	$63,629	21.7%
2010	4,157	64,164	21.9%
2011	3,305	54,254	18.5%
2012	2,391	41,573	14.2%
2013	1,966	30,632	10.4%
Thereafter	1,804	38,852	13.3%

Total	17,953	$293,104	100.0%

Lease Expirations (Small Tenant Portfolio) as of December 31, 2008

The Company’s small tenant portfolio consists of properties with average leases less than 5,000 square feet.

			Percentage of Small
			Tenant Annualized
	Rentable Square	Annualized Rental	Rental Income
	Footage Subject to	Income Under	Represented by
Year of Lease Expiration	Expiring Leases	Expiring Leases	Expiring Leases

2009	2,258	$36,169	12.3%
2010	1,904	32,556	11.1%
2011	1,121	20,479	7.0%
2012	782	14,795	5.1%
2013	461	9,945	3.4%
Thereafter	326	7,909	2.7%

Total	6,852	$121,853	41.6%

Lease Expirations (Large Tenant Portfolio) as of December 31, 2008

The Company’s large tenant portfolio consists of properties with leases averaging greater than or equal to 5,000 square feet.

			Percentage of Large
			Tenant Annualized
	Rentable Square	Annualized Rental	Rental Income
	Footage Subject to	Income Under	Represented by
Year of Lease Expiration	Expiring Leases	Expiring Leases	Expiring Leases

2009	2,072	$27,460	9.4%
2010	2,253	31,608	10.8%
2011	2,184	33,775	11.5%
2012	1,609	26,778	9.1%
2013	1,505	20,687	7.0%
Thereafter	1,478	30,943	10.6%

Total	11,101	$171,251	58.4%

ITEM 3.	LEGAL PROCEEDINGS

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

The Company did not submit any matter to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2008.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a biographical summary of the executive officers of the Company:

Joseph D. Russell, Jr., age 49, has been President since September, 2002 and was named Chief Executive Officer and elected as a Director in August, 2003. Mr. Russell joined Spieker Partners in 1990 and became an officer of Spieker Properties when it went public as a REIT in 1993. Prior to its merger with Equity Office Properties (“EOP”) in 2001, Mr. Russell was President of Spieker Properties’ Silicon Valley Region from 1999 to 2001. Mr. Russell earned a Bachelor of Science degree from the University of Southern California and a Masters of Business Administration from the Harvard Business School. Prior to entering the commercial real estate business, Mr. Russell spent approximately six years with IBM in various marketing positions. Mr. Russell has been a member and past President of the National Association of Industrial and Office Parks, Silicon Valley Chapter.

John W. Petersen, age 45, has been Executive Vice President and Chief Operating Officer since he joined the Company in December, 2004. Prior to joining the Company, Mr. Petersen was Senior Vice President, San Jose Region, for Equity Office Properties from July, 2001 to December, 2004, responsible for 11.3 million square feet of multi-tenant office, industrial and R&D space in Silicon Valley. Prior to EOP, Mr. Petersen was Senior Vice President with Spieker Properties, from 1995 to 2001 overseeing the growth of that company’s portfolio in San Jose, through acquisition and development of nearly three million square feet. Mr. Petersen is a graduate of The Colorado College in Colorado Springs, Colorado, and was recently the President of National Association of Industrial and Office Parks, Silicon Valley Chapter.

Edward A. Stokx, age 43, a certified public accountant, has been Chief Financial Officer and Secretary of the Company since December, 2003 and Executive Vice President since March, 2004. Mr. Stokx has overall responsibility for the Company’s finance and accounting functions. In addition, he has responsibility for executing the Company’s financial initiatives. Mr. Stokx joined Center Trust, a developer, owner, and operator of retail shopping centers in 1997. Prior to his promotion to Chief Financial Officer and Secretary in 2001 he served as Senior Vice President, Finance and Controller. After Center Trust’s merger in January, 2003 with another public REIT, Mr. Stokx provided consulting services to various entities. Prior to joining Center Trust, Mr. Stokx was with Deloitte and Touche from 1989 to 1997, with a focus on real estate clients. Mr. Stokx earned a Bachelor of Science degree in Accounting from Loyola Marymount University.

M. Brett Franklin, age 44, is Senior Vice President, Acquisitions & Dispositions. Mr. Franklin joined the Company as Vice President of Acquisitions in December, 1997. Since joining the Company, Mr. Franklin has been involved in acquiring over 15.4 million square feet of commercial real estate in Northern and Southern California, Arizona, Texas, Maryland, Virginia, South Florida, Washington and Oregon. Prior to joining, Mr. Franklin worked for Public Storage Pickup & Delivery as Vice President of Acquisitions from 1996 to 1997. His duties included acquiring and leasing over 1.5 million square feet of industrial properties in 16 cities across the country. From 1995 to October, 1996, Mr. Franklin was a business consultant to San Diego and Los Angeles based real estate firms. From 1992 until 1995, Mr. Franklin held various positions for FORCE, Inc., an environmental remediation and technology company located in Camarillo, California. His positions included Director of Marketing and Chief Operating Officer. From 1987 until 1992, he managed and operated a real estate brokerage company in western Los Angeles. Mr. Franklin received his Bachelor of Science degree from the University of California at Los Angeles. He is a member of the Urban Land Institute.

Maria R. Hawthorne, age 49, was promoted to Senior Vice President of the Company in March, 2004, with responsibility for property operations on the East Coast, which include Virginia, Maryland and South Florida. Ms. Hawthorne has been with the Company and its predecessors for 20 years. From June, 2001 through March, 2004, Ms. Hawthorne was Vice President of the Company, responsible for property operations in Virginia. From July, 1994 to June, 2001, Ms. Hawthorne was a Regional Manager of the Company in Virginia. From August, 1988 to July, 1994, Ms. Hawthorne was a General Manager, Leasing Director and Property Manager for American Office Park Properties. Ms. Hawthorne earned a Bachelor of Arts Degree in International Relations from Pomona College.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of the Registrant’s Common Equity:

The common stock of the Company trades on the New York Stock Exchange under the symbol PSB. Prior to September 9, 2008, the Company common stock traded on the American Stock Exchange. The following table sets forth the high and low sales prices of the common stock on the New York Stock Exchange and the American Stock Exchange for the applicable periods:

	Range
Three Months Ended	High	Low

March 31, 2007	$77.60	$66.75
June 30, 2007	$72.25	$60.22
September 30, 2007	$66.67	$49.35
December 31, 2007	$63.95	$50.45

March 31, 2008	$55.20	$40.33
June 30, 2008	$59.90	$51.60
September 30, 2008	$60.25	$50.00
December 31, 2008	$57.18	$32.99

Holders:

As of February 23, 2009, there were 502 holders of record of the common stock.

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

Distributions paid per share of common stock for the years ended December 31, 2008 and 2007 amounted to $1.76 and $1.61, respectively, per year. During the second quarter of 2007, the Company increased its quarterly dividend from $0.29 per common share to $0.44 per common share. The Board of Directors has established a distribution policy intended to maximize the retention of operating cash flow and distribute the minimum amount required for the Company to maintain its tax status as a REIT. Pursuant to restrictions contained in the Company’s Credit Facility, distributions may not exceed 95% of funds from operations, as defined therein, for any four consecutive quarters. For more information on the Credit Facility, see Note 5 to the consolidated financial statements.

Issuer Repurchases of Equity Securities:

				Total Number of	Maximum Number
	Total Number			Shares Repurchased as	of Shares that May
	of Shares		Average Price	Part of Publicly	Yet Be Repurchased
Period Covered	Repurchased		Paid per Share	Announced Program	Under the Program

October 1 through October 31, 2008	—		$—	—	—
November 1 through November 30, 2008	—		$—	—	—
December 1 through December 31, 2008	400,000	(1)	$13.70	—	—

Total	400,000		$13.70	—	—

(1)	On December 1, 2008, the Company paid $5.5 million to repurchase 400,000 depositary shares in a private transaction, each representing 1/1,000 of a share of the 6.700% Cumulative Preferred Stock, Series P, for a cost of $13.70 per depositary share.

The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. The program does not expire. Purchases will be made subject to market conditions and other investment opportunities available to the Company.

During the three months ended December 31, 2008, there were no shares of the Company’s common stock repurchased. As of December 31, 2008, the Company has 2,206,221 shares available for purchase under the program.

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

	For The Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Revenues:
Rental income	$283,503	$270,775	$242,214	$219,604	$210,937
Facility management fees	728	724	625	579	624

Total operating revenues	284,231	271,499	242,839	220,183	211,561
Expenses:
Cost of operations	88,442	84,360	74,671	65,712	62,994
Depreciation and amortization	99,848	98,521	86,216	76,178	69,942
General and administrative	8,099	7,917	7,046	5,843	4,628

Total operating expenses	196,389	190,798	167,933	147,733	137,564
Other income and expenses:
Interest and other income	1,457	5,104	6,874	4,888	406
Interest expense	(3,952)	(4,130)	(2,575)	(1,330)	(3,054)

Total other income and expenses	(2,495)	974	4,299	3,558	(2,648)
Asset impairment due to casualty loss	—	—	—	72	—
Income from continuing operations before minority interests	85,347	81,675	79,205	75,936	71,349

Minority interests in continuing operations:
Minority interest in income — preferred units:
Distributions to preferred unit holders	(7,007)	(6,854)	(9,789)	(10,350)	(17,106)
Redemption of preferred operating partnership units	—	—	(1,366)	(301)	(3,139)
Minority interest in income — common units	(8,296)	(6,155)	(5,113)	(5,611)	(4,540)

Total minority interests in continuing operations	(15,303)	(13,009)	(16,268)	(16,262)	(24,785)
Income from continuing operations	70,044	68,666	62,937	59,674	46,564

Discontinued operations:
Income (loss) from discontinued operations	—	—	(125)	2,769	5,337
Gain on disposition of real estate	—	—	2,328	18,109	15,462
Minority interest in income attributable to discontinued operations — common units	—	—	(560)	(5,258)	(5,220)

Income from discontinued operations	—	—	1,643	15,620	15,579

Net income	70,044	68,666	64,580	75,294	62,143
Net income allocable to preferred shareholders:
Preferred stock distributions	50,858	50,937	44,553	43,011	31,154
Gain on repurchase of preferred stock, net	(4,228)	—	—	—	—
Redemptions of preferred stock	—	—	3,380	—	1,866

Total net income allocable to preferred shareholders	46,630	50,937	47,933	43,011	33,020

Net income allocable to common shareholders	$23,414	$17,729	$16,647	$32,283	$29,123

	For The Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Per Common Share:
Cash Distribution	$1.76	$1.61	$1.16	$1.16	$1.16
Net income — basic	$1.15	$0.83	$0.78	$1.48	$1.34
Net income — diluted	$1.13	$0.82	$0.77	$1.47	$1.33
Weighted average common shares — basic	20,443	21,313	21,335	21,826	21,767
Weighted average common shares — diluted	20,664	21,634	21,646	22,018	21,960
Balance Sheet Data:
Total assets	$1,469,323	$1,516,583	$1,463,599	$1,463,794	$1,366,768
Total debt	$59,308	$60,725	$67,048	$25,893	$11,367
Preferred stock called for redemption	$—	$—	$50,000	$—	$—
Minority interest — preferred units	$94,750	$94,750	$82,750	$135,750	$127,750
Minority interest — common units	$148,023	$154,470	$165,469	$169,451	$169,295
Preferred stock	$706,250	$716,250	$572,500	$593,350	$510,850
Common shareholders’ equity	$414,564	$439,330	$482,703	$500,108	$506,114
Other Data:
Net cash provided by operating activities	$189,337	$184,094	$166,134	$148,828	$152,166
Net cash (used in) provided by investing activities	$(35,192)	$(180,188)	$(169,986)	$24,389	$(26,108)
Net cash used in financing activities	$(134,171)	$(35,882)	$(129,694)	$(13,058)	$(91,971)
Funds from operations(1)	$131,558	$122,405	$106,235	$102,463	$97,214
Square footage owned at end of period	19,556	19,556	18,687	17,555	17,988

(1)	Funds from operations (“FFO”) is computed in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income, computed in accordance with GAAP, before depreciation, amortization, minority interest in income, gains or losses on asset dispositions and extraordinary items. FFO should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance or liquidity as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results of operations. Other REITs may use different methods for calculating FFO and, accordingly, the Company’s FFO may not be comparable to that of other real estate companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funds from Operations,” for a reconciliation of FFO and net income allocable to common shareholders and for information on why the Company presents FFO.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

As of December 31, 2008, the Company owned and operated approximately 19.6 million rentable square feet of multi-tenant flex, industrial and office properties located in eight states.

The Company focuses on increasing profitability and cash flow aimed at maximizing shareholder value. The Company strives to maintain high occupancy levels while increasing rental rates when market conditions allow. The Company also acquires properties it believes will create long-term value, and from time to time disposes of properties which no longer fit within the Company’s strategic objectives or in situations where the Company believes it can optimize cash proceeds. Operating results are driven by income from rental operations and are therefore substantially influenced by rental demand for space within our properties.

The Company successfully leased or re-leased 5.1 million square feet of space in 2008 and achieved an overall weighted average occupancy of 93.5% for 2008. During 2008, the Company experienced a modest increase in effective rental rates compared to 2007. Total net operating income increased by $8.6 million or 4.6% from the year ended December 31, 2007 to 2008. See further discussion of operating results below.

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

Impairment of Long-Lived Assets: The Company evaluates a property for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. On a quarterly basis we evaluate our entire portfolio for impairment based on current operating information. In the event that these periodic assessments reflect that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, the Company would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. Management must make assumptions related to the property such as future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels and the estimated proceeds generated from the future sale of the property. These assumptions could differ materially from actual results in future periods. Since SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” provides that the future cash flows used in this analysis be considered on an undiscounted basis, our intent to hold properties over the long-term directly decreases the likelihood of recording an impairment loss. If our strategy changes or if market conditions otherwise dictate an earlier sale date, an impairment loss could be recognized, and such loss could be material.

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

Effect of Economic Conditions on the Company’s Operations: During 2008, the weakening economic conditions were reflected in commercial real estate as the Company experienced a decrease in new rental rates over expiring rental rates as well as declining occupancy levels in the second half of 2008. It is uncertain what impact the current recession will have on the Company’s ability to maintain current occupancy levels and rental rates. A continued weakening in the economy may have a significant impact on the Company, potentially resulting in lower occupancy and reduced rental rates.

While the Company historically has experienced a low level of write-offs due to bankruptcy, there is inherent uncertainty in a tenant’s ability to continue paying rent when in bankruptcy. As of December 31, 2008, the Company had approximately 33,000 square feet occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. Several other tenants have contacted us, requesting early termination of their lease, reduction in space under lease, rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.

Company Performance and Effect of Economic Conditions on Primary Markets: The Company has concentrated its operations in 10 regions. The Company’s assessment of these regions as of December 31, 2008 is summarized below. During the year ended December 31, 2008, rental rates on new and renewed leases within the Company’s overall portfolio decreased 0.9% over expiring rents. Each of the 10 regions in which the Company owns assets is subject to its own unique market influences. The Company has outlined the various market influences for each specific region below. In addition, the Company has compiled market occupancy information using third party reports for each of the respective markets. These sources are deemed to be reliable by the Company, but there can be no assurance that these reports are accurate.

The Company owns approximately 4.0 million square feet in Southern California in Los Angeles, Orange and San Diego Counties. Market vacancies have increased due to the continued weakening in the economy combined with the lack of credit availability and its effect on businesses. These factors have also created significantly more competition for tenants. Vacancy rates in Southern California range from 2.2% to 15.4%. The Company’s vacancy rate in this region at December 31, 2008 was 8.5%. For the year ended December 31, 2008, the overall market experienced negative net absorption of 0.6% for the reasons noted above as well as the completion of newly constructed space in 2008. The Company’s weighted average occupancy for the region decreased from 94.8% in 2007 to 93.8% in 2008. Realized rent per square foot increased 2.3% from $17.06 per square foot in 2007 to $17.46 per square foot in 2008.

The Company owns approximately 1.8 million square feet in Northern California with concentrations in Sacramento, the East Bay (Hayward and San Ramon) and Silicon Valley (San Jose and Santa Clara). Vacancy rates in these submarkets are 16.6%, 19.4% and 14.7%, respectively. The Company’s vacancy rate in its Northern California portfolio at December 31, 2008 was 8.7%. Demand in these submarkets slowed measurably in the second half of 2008. The time necessary to execute a transaction has lengthened as tenants weigh their options and negotiate on concessions. During the second half of 2008, lease renewals and short-term leases were the most common leasing activity in the market as firms are seeking ways of reducing costs. For the year ended December 31, 2008, the combined submarkets noted above experienced negative net absorption of 0.1%. The Company’s weighted average occupancy in this region increased from 90.9% in 2007 to 92.0% in 2008. Realized rent per square foot increased 3.1% from $13.89 per square foot in 2007 to $14.32 per square foot in 2008.

The Company owns approximately 1.2 million square feet in Southern Texas, specifically in the Austin and Houston markets. Market vacancy rates are 11.0% in the Austin market and 11.8% in the Houston market. The Company’s vacancy rate for these combined markets at December 31, 2008 was 7.5%. During the first half of 2008, job growth in both the Austin and Houston markets along with the strong oil and gas industry in the Houston market increased leasing activity. However, during the second half of 2008, demand eased in these markets. For the year ended December 31, 2008, the combined markets experienced positive net absorption of 1.0%. The Company’s weighted average occupancy in this region increased from 94.1% in 2007 to 94.6% in 2008. Realized rent per square foot increased 5.8% from $10.85 per square foot in 2007 to $11.48 per square foot in 2008.

The Company owns approximately 1.7 million square feet in Northern Texas, primarily located in the Dallas Metroplex market. The market vacancy rate in Las Colinas, where significant concentrations of the Company’s properties are located, is 10.1%. The Company’s vacancy rate at December 31, 2008 in this market was 5.4%. For the year ended December 31, 2008, the market experienced positive net absorption of 1.2% as the result of modest job growth. During 2008, modest new construction continued, which included both speculative construction, as well as owner-user construction. Despite the new construction, the Company has experienced a modest level of leasing activity during 2008 generating rental rate growth and higher occupancy. The Company’s weighted average occupancy for the region increased from 86.3% in 2007 to 93.3% in 2008. Realized rent per square foot increased 3.6% from $10.40 per square foot in 2007 to $10.77 per square foot in 2008 as rental rates increased modestly over expiring leases. However, new construction schedule to be completed in 2009 and the broad economic recession could have an impact on the Company’s ability to maintain occupancy and generate rental rate growth within the Company’s portfolio.

The Company owns approximately 3.6 million square feet in South Florida, which consists of MICC business park located in the Airport West submarket of Miami-Dade County and two multi-tenant flex parks located in Palm Beach County. While the saturation of the condominium and housing markets in Miami has negatively impacted its overall economy, it has had little impact on international trade-based assets, such as industrial and flex space, which constitutes the majority of the Company’s South Florida portfolio. MICC is located less than one mile from the cargo entrance of the Miami International Airport, which is one of the most active ports in the United States. The Company acquired two assets in Palm Beach County at the end of 2006, comprising 398,000 square feet. The downturn in the housing market and slowing economy have adversely affected Palm Beach County. Market vacancy rates for Miami-Dade County and Palm Beach County are 6.8% and 8.4%, respectively, compared with the Company’s South Florida vacancy rate of 3.2% at December 31, 2008. For the year ended December 31, 2008, the combined markets experienced negative net absorption of 0.7%. The Company’s weighted average occupancy in this region outperformed the market and remained strong, decreasing from 97.7% in 2007 to 96.4% in 2008. Realized rent per square foot increased 4.7% from $8.97 per square foot in 2007 to $9.39 per square foot in 2008 as a result of higher rental rates on leases executed in 2007 and early 2008 over in-place rents.

The Company owns approximately 3.0 million square feet in the Northern Virginia submarket of Washington D.C., where the average market vacancy rate is 12.0%. The Company’s vacancy rate at December 31, 2008 was

5.7%. Vacancy rates in this market increased as new supply outpaced demand coupled with tenants downsizing their existing space due to the economic recession. The increase in sublease space and decrease in demand has lengthened the time of lease negotiation as tenants weigh their options and negotiate on tenant improvements. Higher concessions are more prevalent as landlords entice prospective tenants. Despite the recent trends and slowdown, the market experienced positive net absorption of 0.8%. The Company’s realized rent per square foot increased 4.2% from $19.49 per square foot in 2007 to $20.30 per square foot in 2008. The Company’s weighted average occupancy increased from 94.4% in 2007 to 96.6% in 2008.

The Company owns approximately 1.8 million square feet in the Maryland submarket of Washington D.C. The Company’s vacancy rate in the region at December 31, 2008 was 6.1% compared to 11.5% for the market as a whole. The market vacancy rate increased as new developments are completed with limited preleasing activities combined with more companies contracting and reorganizing business operations. For the year ended December 31, 2008, the market experienced negative net absorption of 0.5%, which is attributed to a decrease in demand for large blocks of space due to the slowing economy. The Company’s weighted average occupancy decreased from 94.7% in 2007 to 91.8% in 2008. The decrease in occupancy was primarily related to a 67,000 square foot tenant vacating its space at the end of 2007. Realized rent per square foot increased 0.8% from $23.18 per square foot in 2007 to $23.36 per square foot in 2008.

The Company owns approximately 1.3 million square feet in the Beaverton submarket of Portland, Oregon. The market vacancy rate in this region is 17.7%. The Company’s vacancy rate in the market was 17.6% at December 31, 2008. Recent economic trends and the economic recession have resulted in increases in both vacancy rates and rent concessions in the market. For the year ended December 31, 2008, the market experienced negative net absorption of 3.7%. The Company’s weighted average occupancy decreased from 89.0% in 2007 to 84.0% in 2008 primarily related to a 120,000 square foot tenant vacating its space during the second quarter of 2008. Despite the recent trends and slowdown, realized rent per square foot increased 7.1% from $15.63 per square foot in 2007 to $16.74 per square foot in 2008. The increase was primarily the result of the impact on 2007 realized rent per foot from write-offs related to business failures during the year ended December 31, 2007.

The Company owns approximately 679,000 square feet in the Phoenix and Tempe submarkets of Arizona. Market vacancies increased significantly due in part to the number of housing-related tenants who have vacated space combined with companies contracting and reorganizing business operations, creating significantly more competition for tenants. During 2008, significant construction of buildings has impacted the Company’s portfolio and may result in higher lease concessions while limiting the Company’s ability to generate rental rate growth. The market vacancy rate is 11.1% compared to the Company’s vacancy rate of 12.7% at December 31, 2008. For the year ended December 31, 2008, despite the decrease in demand, the market experienced positive net absorption of 0.3%. Although demand for space has subsided, realized rent per square foot increased 3.4% from $11.49 per square foot in 2007 to $11.88 per square foot in 2008. The Company’s weighted average occupancy in the region decreased from 89.4% in 2007 to 86.9% in 2008.

The Company owns approximately 521,000 square feet in the state of Washington. In 2007, the Company acquired Overlake Business Center, a 493,000 square foot multi-tenant office and flex business park located in Redmond, Washington. The weakened aerospace manufacturing industry and global economic slowdown has resulted in fewer imports and exports resulting in a softened demand in this market. Despite these factors, this market experienced positive net absorption of 0.8% for the year ended December 31, 2008 primarily due to the steady technology industry in the first half of 2008. The Company’s vacancy rate in this region at December 31, 2008 was 7.4% compared to 8.9% for the market as a whole. The Company’s weighted average occupancy increased from 89.5% in 2007 to 94.2% in 2008. Realized rent per square foot increased 9.5% from $17.62 per square foot in 2007 to $19.30 per square foot in 2008.

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

The Company made no acquisitions during the year ended December 31, 2008.

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

During 2006, the Company sold a 30,500 square foot building located in Beaverton, Oregon, for $4.4 million, resulting in a net gain of $1.5 million. Additionally in 2006, the Company sold 32,400 square feet in Miami for a combined total of $3.7 million, resulting in a gain of $865,000.

Scheduled Lease Expirations: In addition to the 1.4 million square feet, or 7.3%, of currently available space in our total portfolio, leases representing approximately 24.1% of the leased square footage of our total portfolio are scheduled to expire in 2009. Our ability to re-lease available space depends upon the market conditions in the specific submarkets in which our properties are located.

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

Concentration of Portfolio by Region: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table) from continuing operations are summarized below for the year ended December 31, 2008 by major geographic region. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them as well as the investor the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from these financial measures as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. The table below reflects rental income, operating expenses and NOI from continuing operations for the year ended December 31, 2008 based on geographical concentration. The total of all regions is equal to the amount of rental income and cost of operations recorded by the Company in accordance with GAAP. As part of the table below, we have shown the effect of depreciation and amortization on NOI. We have reconciled NOI to income from continuing operations before minority interests in the table under “Results of Operations” below. The percent of total by region reflects the actual contribution to rental income, cost of operations and NOI during the period (in thousands):

	Weighted
	Square	Percent of	Rental	Percent of	Cost of	Percent of		Percent of
Region	Footage	Total	Income	Total	Operations	Total	NOI	Total

Southern California	3,988	20.4%	$65,317	23.0%	$17,866	20.2%	$47,451	24.3%
Northern California	1,818	9.3%	23,939	8.4%	6,862	7.8%	17,077	8.8%
Southern Texas	1,161	5.9%	12,616	4.5%	5,495	6.2%	7,121	3.7%
Northern Texas	1,689	8.6%	16,964	6.0%	6,011	6.8%	10,953	5.6%
South Florida	3,596	18.4%	32,555	11.5%	10,316	11.7%	22,239	11.4%
Virginia	3,020	15.4%	59,192	20.9%	17,250	19.5%	41,942	21.5%
Maryland	1,770	9.1%	37,977	13.4%	11,992	13.6%	25,985	13.3%
Oregon	1,314	6.7%	18,466	6.5%	7,019	7.9%	11,447	5.9%
Arizona	679	3.5%	7,006	2.5%	3,013	3.4%	3,993	2.0%
Washington	521	2.7%	9,471	3.3%	2,618	2.9%	6,853	3.5%

Total before depreciation and amortization	19,556	100.0%	283,503	100.0%	88,442	100.0%	195,061	100.0%

Depreciation and amortization			—		99,848		(99,848)

Total based on GAAP			$283,503		$188,290		$95,213

Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of December 31, 2008. The Company analyzes this concentration to minimize significant industry exposure risk.

% of Total
Annualized
Industry	Rental Income

Business services	13.2%
Health services	10.3%
Computer hardware, software and related service	9.3%
Warehouse, distribution, transportation and logistics	8.7%
Government	8.4%
Insurance and financial services	7.8%
Engineering and construction	7.7%
Retail, food and automotive	6.3%
Communications	5.7%
Home furnishing	3.8%
Electronics	3.5%
Educational services	3.0%
Aerospace/defense products and services	2.3%

Total	90.0%

The information below depicts the Company’s top 10 customers by annualized rental income as of December 31, 2008 (in thousands):

			% of Total
		Annualized	Annualized
Tenants	Square Footage	Rental Income (1)	Rental Income

U.S. Government	486	$12,684	4.4%
Kaiser Permanente	186	4,302	1.5%
Wells Fargo Bank	102	1,749	0.6%
AARP	102	1,676	0.6%
Northrop Grumman	57	1,649	0.6%
Raytheon	82	1,495	0.5%
American Intercontinental University	75	1,405	0.5%
Verizon	72	1,350	0.5%
Intel Corporation	94	1,348	0.5%
Montgomery County Public School	47	1,329	0.5%

Total	1,303	$28,987	10.2%

(1)	For leases expiring prior to December 31, 2009, annualized rental income represents income to be received under existing leases from December 31, 2008 through the date of expiration.

Comparison of 2008 to 2007

Results of Operations: Net income for the year ended December 31, 2008 was $70.0 million compared to $68.7 million for the year ended December 31, 2007. Net income allocable to common shareholders (net income less net income allocable to preferred shareholders) for the year ended December 31, 2008 was $23.4 million compared to $17.7 million for the year ended December 31, 2007. Net income per common share on a diluted basis was $1.13 for the year ended December 31, 2008 compared to $0.82 for the year ended December 31, 2007 (based on weighted average diluted common shares outstanding of 20,664,000 and 21,634,000, respectively). These increases were due to an increase in net operating income of $8.6 million combined with the net gain of $4.2 million on the repurchase of preferred stock offset by a decrease in interest and other income of $3.6 million and an increase in the allocation of income to minority interests of $2.3 million.

The following table presents the operating results of the properties for the years ended December 31, 2008 and 2007 in addition to other income and expense items affecting income from continuing operations before minority interests. The Company breaks out Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot data):

	For The Years Ended December 31,
	2008	2007	Change

Rental income:
Same Park (18.7 million rentable square feet) (1)	$268,248	$260,632	2.9%
Non-Same Park (870,000 rentable square feet) (2)	15,255	10,143	50.4%

Total rental income	283,503	270,775	4.7%

Cost of operations:
Same Park	83,721	80,779	3.6%
Non-Same Park	4,721	3,581	31.8%

Total cost of operations	88,442	84,360	4.8%

Net operating income (3):
Same Park	184,527	179,853	2.6%
Non-Same Park	10,534	6,562	60.5%

Total net operating income	195,061	186,415	4.6%

Other income and expenses:
Facility management fees	728	724	0.6%
Interest and other income	1,457	5,104	(71.5%)
Interest expense	(3,952)	(4,130)	(4.3%)
Depreciation and amortization	(99,848)	(98,521)	1.3%
General and administrative	(8,099)	(7,917)	2.3%

Income from continuing operations before minority interests	$85,347	$81,675	4.5%

Same Park gross margin (4)	68.8%	69.0%	(0.3%)
Same Park weighted average for the period:
Occupancy	93.7%	93.7%	—
Realized rent per square foot (5)	$15.32	$14.89	2.9%

(1)	See below for a definition of Same Park.

(2)	See below for a definition of Non-Same Park.

(3)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” above for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP.

(4)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income.

(5)	Same Park realized rent per square foot represents the Same Park rental income earned per occupied square foot.

Supplemental Property Data and Trends: In order to evaluate the performance of the Company’s overall portfolio over two given years, management analyzes the operating performance of a consistent group of properties owned and operated throughout both years (herein referred to as “Same Park”). Operating properties that the Company acquired subsequent to January 1, 2007 are referred to as “Non-Same Park.” For 2008 and 2007, the Same Park facilities constitute 18.7 million rentable square feet, which includes all assets the Company owned and operated from January 1, 2007 through December 31, 2008, representing approximately 95.5% of the total square footage of the Company’s portfolio for 2008.

Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table) from continuing operations summarized for the years ended December 31, 2008 and 2007 by major geographic region below. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following table summarizes the Same Park operating results by major geographic region for the years ended December 31, 2008 and 2007. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2007, and the impact of such is included in Non-Same Park facilities in the table below (in thousands):

				Cost of	Cost of
	Rental Income	Rental Income		Operations	Operations		NOI	NOI
	December 31,	December 31,	Increase	December 31,	December 31,	Increase	December 31,	December 31,	Increase
Region	2008	2007	(Decrease)	2008	2007	(Decrease)	2008	2007	(Decrease)

Southern California	$65,317	$64,474	1.3%	$17,866	$17,483	2.2%	$47,451	$46,991	1.0%
Northern California	20,890	20,221	3.3%	5,728	5,673	1.0%	15,162	14,548	4.2%
Southern Texas	12,616	11,848	6.5%	5,495	5,153	6.6%	7,121	6,695	6.4%
Northern Texas	16,964	15,162	11.9%	6,011	5,764	4.3%	10,953	9,398	16.5%
South Florida	32,555	31,514	3.3%	10,316	10,060	2.5%	22,239	21,454	3.7%
Virginia	56,108	52,957	6.0%	16,169	15,226	6.2%	39,939	37,731	5.9%
Maryland	37,977	38,873	(2.3%)	11,992	11,746	2.1%	25,985	27,127	(4.2%)
Oregon	18,466	18,278	1.0%	7,019	6,659	5.4%	11,447	11,619	(1.5%)
Arizona	7,006	6,976	0.4%	3,013	2,904	3.8%	3,993	4,072	(1.9%)
Washington	349	329	6.1%	112	111	0.9%	237	218	8.7%

Total Same Park	268,248	260,632	2.9%	83,721	80,779	3.6%	184,527	179,853	2.6%
Non-Same Park	15,255	10,143	50.4%	4,721	3,581	31.8%	10,534	6,562	60.5%

Total before depreciation and amortization	283,503	270,775	4.7%	88,442	84,360	4.8%	195,061	186,415	4.6%
Depreciation and amortization	—	—	—	99,848	98,521	1.3%	(99,848)	(98,521)	1.3%

Total based on GAAP	$283,503	$270,775	4.7%	$188,290	$182,881	3.0%	$95,213	$87,894	8.3%

Revenues: Revenues increased $12.7 million for the year ended December 31, 2008 over the same period in 2007. The increase in revenue was due to an increase in Non-Same Park revenue of 50.4% or $5.1 million primarily due to higher rental and occupancy rates. In addition, Same Park revenue increased by 2.9%, or $7.6 million, primarily due to higher rental rates.

Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the year ended December 31, 2008, $728,000 of revenue was recognized from facility management fees compared to $724,000 for the year ended December 31, 2007.

Cost of Operations: Cost of operations for the year ended December 31, 2008 was $88.4 million compared to $84.4 million for the same period in 2007, an increase of $4.1 million, or 4.8%. Assets acquired in 2007 accounted for $1.1 million, or 27.9%, of the increase. The increase in cost of operations was primarily due to an increase in property taxes of $2.6 million as a result of increase in both rates and assessed values, higher utility costs of $1.1 million, higher payroll cost of $786,000 and repairs and maintenance costs of $319,000 offset by a decrease in other expenses of $432,000 due to a decrease in personnel procurement costs, marketing materials and third party services and a decrease in professional fees of $327,000.

Depreciation and Amortization Expense: Depreciation and amortization expense was $99.8 million for the year ended December 31, 2008 compared to $98.5 million for the year ended December 31, 2007. The increase is primarily due to the acquisitions of 870,000 square feet during 2007, as well as depreciation expense on capital and tenant improvements made during 2008 and 2007.

General and Administrative Expense: General and administrative expense was $8.1 million for the year ended December 31, 2008 compared to $7.9 million for the year ended December 31, 2007. The increase of $182,000, or 2.3%, was primarily a result of higher stock compensation expense related to the long-term incentive plan for the senior management.

Interest and Other Income: Interest and other income reflect earnings on cash balances in addition to miscellaneous income items. Interest income was $1.4 million for the year ended December 31, 2008 compared to $4.9 million for the year ended December 31, 2007. The decrease is attributable to lower cash balances and lower effective interest rates. Average cash balances and effective interest rates for the year ended December 31, 2008 were $49.6 million and 2.7%, respectively, compared to $98.4 million and 5.0%, respectively, for the same period in 2007.

Interest Expense: Interest expense was $4.0 million for the year ended December 31, 2008 compared to $4.1 million for the year ended December 31, 2007. The decrease is primarily attributable to the repayment of a mortgage note of $5.0 million during the first quarter of 2007.

Minority Interest in Income: Minority interest in income reflects the income allocable to equity interests in the Operating Partnership that are not owned by the Company. Minority interest in income was $15.3 million ($7.0 million allocated to preferred unit holders and $8.3 million allocated to common unit holders) for the year ended December 31, 2008 compared to $13.0 million ($6.9 million allocated to preferred unit holders and $6.2 million allocated to common unit holders) for the year ended December 31, 2007. The increase was primarily due to an increase in net operating income combined with the net gain on the repurchase of preferred stock offset by a decrease in interest and other income.

Comparison of 2007 to 2006

Results of Operations: Net income for the year ended December 31, 2007 was $68.7 million compared to $64.6 million for the year ended December 31, 2006. Net income allocable to common shareholders (net income less net income allocable to preferred shareholders) for the year ended December 31, 2007 was $17.7 million compared to $16.6 million for the year ended December 31, 2006. Net income per common share on a diluted basis was $0.82 for the year ended December 31, 2007 compared to $0.77 for the year ended December 31, 2006 (based on weighted average diluted common shares outstanding of 21,634,000 and 21,646,000, respectively). These increases were due to an increase in income from continuing operations before minority interests of $2.5 million combined with a decrease in non-cash distributions reported in 2006 associated with preferred equity redemptions of $4.7 million partially offset by a higher level of preferred equity cash distributions of $3.2 million and a decrease in gain on disposition of real estate of $2.3 million.

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

	For The Years Ended December 31,
	2007	2006	Change

Rental income:
Same Park (17.5 million rentable square feet) (1)	$238,783	$230,965	3.4%
Non-Same Park (2.1 million rentable square feet) (2)	31,992	11,249	184.4%

Total rental income	270,775	242,214	11.8%

Cost of operations:
Same Park	72,995	70,707	3.2%
Non-Same Park	11,365	3,964	186.7%

Total cost of operations	84,360	74,671	13.0%

Net operating income (3):
Same Park	165,788	160,258	3.5%
Non-Same Park	20,627	7,285	183.1%

Total net operating income	186,415	167,543	11.3%

Other income and expenses:
Facility management fees	724	625	15.8%
Interest and other income	5,104	6,874	(25.7%)
Interest expense	(4,130)	(2,575)	60.4%
Depreciation and amortization	(98,521)	(86,216)	14.3%
General and administrative	(7,917)	(7,046)	12.4%

Income from continuing operations before minority interests	$81,675	$79,205	3.1%

Same Park gross margin (4)	69.4%	69.4%	—
Same Park weighted average for the period:
Occupancy	93.8%	93.4%	0.4%
Realized rent per square foot (5)	$14.55	$14.14	2.9%

(1)	See below for a definition of Same Park.

(2)	See below for a definition of Non-Same Park.

(3)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” above for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP.

(4)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income.

(5)	Same Park realized rent per square foot represents the Same Park rental income earned per occupied square foot.

Supplemental Property Data and Trends: In order to evaluate the performance of the Company’s overall portfolio over two given years, management analyzes the operating performance of a consistent group of properties owned and operated throughout both those years (herein referred to as “Same Park”). Operating properties that the Company acquired subsequent to January 1, 2006 are referred to as “Non-Same Park.” For 2007 and 2006, the Same Park facilities constitute 17.5 million rentable square feet, which includes all assets in continuing operations that the

Company owned and operated from January 1, 2006 through December 31, 2007, representing approximately 89.4% of the total square footage of the Company’s portfolio for 2007.

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

Revenues: Revenues increased $28.6 million for the year ended December 31, 2007, over the same period in 2006 driven primarily by an increase of $20.7 million from the Company’s Non-Same Park facilities which was due to higher rental rates. The Company’s Same Park portfolio accounted for $7.8 million of the increase which was due to a slight improvement in occupancy and higher rental rates.

Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the year ended December 31, 2007, $724,000 of revenue was recognized from facility management fees compared to $625,000 for the year ended December 31, 2006.

Cost of Operations: Cost of operations, excluding discontinued operations, was $84.4 million for the year ended December 31, 2007 compared to $74.7 million for the year ended December 31, 2006. The increase in property taxes, repairs and maintenance costs and payroll costs accounted for 57.9% of the increase in cost of operations. The increase was primarily due to 2.1 million square feet of assets acquired in 2007 and 2006. In addition, utility costs accounted for 26.6% of the increase to cost of operations as a result of an increase in usage and rates.

Depreciation and Amortization Expense: Depreciation and amortization expense, excluding discontinued operations, was $98.5 million for the year ended December 31, 2007 compared to $86.2 million for the year ended December 31, 2006. The increase is primarily due to the acquisitions of 2.1 million square feet during 2006 and 2007, as well as depreciation expense on capital and tenant improvements made during 2007 and 2006.

General and Administrative Expense: General and administrative expense was $7.9 million for the year ended December 31, 2007 compared to $7.0 million for the year ended December 31, 2006. The increase of $871,000, or

12.4%, was the result of higher compensation expense due to higher levels of salary and higher stock compensation expense related to the long-term incentive plan for senior management.

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

Liquidity and Capital Resources

Cash and cash equivalents increased $20.0 million from $35.0 million at December 31, 2007 to $55.0 million at December 31, 2008. The increase was primarily due to retained cash from operations partially offset by the $27.1 million of cash paid for repurchases of preferred and common stock in 2008.

Net cash provided by operating activities for the years ended December 31, 2008 and 2007 was $189.3 million and $184.1 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders in addition to providing additional cash for future growth and debt repayment.

Net cash used in investing activities was $35.2 million and $180.2 million for the years ended December 31, 2008 and 2007, respectively. The change of $145.0 million was primarily due to $138.9 million of property acquisitions in Washington, California and Virginia made during 2007 million compared to no property acquisitions during 2008.

Net cash used in financing activities was $134.2 million and $35.9 million for the years ended December 31, 2008 and 2007, respectively. The change of $98.3 million was primarily due to a decrease of $151.2 million in net proceeds from the issuance of preferred equity combined with a decrease of cash paid for preferred and common stock repurchases and redemptions of $51.4 million.

The Company’s preferred equity outstanding increased to 38.1% of its market capitalization during the year ended December 31, 2008. The Company’s capital structure is characterized by a low level of leverage. As of December 31, 2008, the Company had six fixed-rate mortgages totaling $59.3 million, which represented 2.8% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding mortgages and (3) the total number of common shares and common units outstanding at December 31, 2008 multiplied by the closing price of the stock on that date. The weighted average interest rate for the mortgages is approximately 5.9% per annum. The Company had approximately 7.7% of its properties, in terms of net book value, encumbered at December 31, 2008.

The Company focuses on retaining cash for reinvestment as we believe that this provides the greatest level of financial flexibility. During the years ended December 31, 2008 and 2007, the Company generated approximately $49.0 million and $42.1 million, respectively, of retained cash. The Company defines retained cash as funds from operations less recurring capital expenditures, distributions and other non-cash adjustments. The amount of cash we retain depends in part on the amount of distributions we make to our shareholders, and, because the U.S. federal income tax rules applicable to REITs require us to distribute 90% of our taxable income to our shareholders, the amount of our distributions depends in part on the amount of our taxable income. Taxable income is a function of many factors which include, among others, the Company’s operating income, acquisition activity and preferred distributions. The Company takes these requirements into account when formulating strategies to increase the amount of its retained cash. As the Company continues to grow as a function of improving operating fundamentals and acquisitions, taxable income has and will likely continue to increase, requiring increased distributions to the Company’s common shareholders. During the second quarter of 2007, the Company increased its quarterly dividend from $0.29 per common share to $0.44 per common share. With retained cash of $49.0 million for the year ended December 31, 2008, the Company believes it has sufficient cash flow to cover the increased dividend. Going forward, the Company will continue to monitor its taxable income and the corresponding dividend requirements.

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

On July 30, 2008, the Company extended the term of its line of credit (the “Credit Facility”) with Wells Fargo Bank to August 1, 2010. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.70% to LIBOR plus 1.50% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $300,000, which is being amortized over the life of the Credit Facility. The Company had no balance outstanding as December 31, 2008 and 2007.

The Company’s funding strategy has been to use permanent capital, including common and preferred stock, and internally generated retained cash flows. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its Credit Facility. The Company targets a minimum ratio of funds from operations (“FFO”) to combined fixed charges and preferred distributions of 2.6 to 1.0. Fixed charges include interest expense and capitalized interest. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the year ended December 31, 2008, the FFO to fixed charges and preferred distributions coverage ratio was 3.1 to 1.0, excluding the $4.2 million net gain on the repurchase of preferred stock.

Non-GAAP Supplemental Disclosure Measure: Funds from Operations: Management believes that FFO is a useful supplemental measure of the Company’s operating performance. The Company computes FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income, computed in accordance with GAAP, before depreciation, amortization, minority interest in income, gains or losses on asset dispositions and extraordinary items. Management believes that FFO provides a useful measure of the Company’s operating performance and when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income.

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

FFO for the Company is computed as follows (in thousands):

	For The Years Ended December 31,
	2008	2007	2006	2005	2004

Net income allocable to common shareholders	$23,414	$17,729	$16,647	$32,283	$29,123
Gain on disposition of real estate	—	—	(2,328)	(18,109)	(15,462)
Depreciation and amortization	99,848	98,521	86,243	77,420	73,793
Minority interest in income — common units	8,296	6,155	5,673	10,869	9,760

Consolidated FFO allocable to common shareholders and minority interests	131,558	122,405	106,235	102,463	97,214
FFO allocated to minority interests — common units	(34,468)	(31,580)	(27,005)	(25,810)	(24,401)

FFO allocated to common shareholders	$97,090	$90,825	$79,230	$76,653	$72,813

FFO allocated to common shareholders and minority interests for the year ended December 31, 2008 increased $9.2 million over the year ended December 31, 2007 primarily due to the net gain of $4.2 million on the repurchase of preferred stock combined with an increase in net operating income partially offset by the decrease in interest income.

Capital Expenditures: During the years ended December 31, 2008, 2007 and 2006, the Company incurred $33.3 million, $37.4 million and $34.1 million, respectively, in recurring capital expenditures, or $1.70, $1.93 and $1.89 per weighted average square foot, respectively. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. The following table depicts actual capital expenditures (in thousands):

	For The Years Ended December 31,
	2008	2007	2006

Recurring capital expenditures	$33,262	$37,362	$34,096
Property renovations and other capital expenditures	1,930	5,239	5,131

Total capital expenditures	$35,192	$42,601	$39,227

Stock Repurchase: The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the year ended December 31, 2008, the Company repurchased 370,042 shares of common stock at an aggregate cost of $18.3 million or an average cost per share of $49.52. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million or an average cost per share of $35.84. As of December 31, 2008, the Company can repurchase an additional 2.2 million shares under existing board authorizations.

Preferred Stock Repurchase: On December 1, 2008, the Company paid $5.5 million to repurchase 400,000 depositary shares, each representing 1/1,000 of a share of the 6.700% Cumulative Preferred Stock, Series P, for an

average cost of $13.70 per depositary share. In accordance with Emerging Issues Task Force (“EITF”) Topic D-42, the purchase price discount, equaling the liquidation value of $25.00 per depositary share over the fair value, is reflected in the income statement, net of the original issue discount, and added to net income allocable to common shareholders. After the purchase, 5,350,000 depositary shares of Preferred Stock, Series P remained outstanding.

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

Related Party Transactions: At December 31, 2008, PS owned 26.5% of the outstanding shares of the Company’s common stock and 26.3% of the outstanding common units of the Operating Partnership (100.0% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 45.8% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PS. Harvey Lenkin is a Director of both the Company and PS.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and affiliated entities for certain administrative services. These costs totaled $390,000 in 2008 and are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PS and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled $728,000 in 2008. In December, 2006, PS also began providing property management services for the mini storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contracts with PS totaled approximately $45,000 for the year ended December 31, 2008.

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.

Contractual Obligations: The table below summarizes projected payments due under our contractual obligations as of December 31, 2008 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Mortgage notes payable (principal and interest)	$70,386	$9,469	$26,478	$34,439	$—

Total	$70,386	$9,469	$26,478	$34,439	$—

The Company is scheduled to pay cash dividends of $57.4 million per year on its preferred equity outstanding as of December 31, 2008. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting either of common stock or preferred equity. At December 31, 2008, the Company’s debt as a percentage of shareholders’ equity and minority interest (based on book values) was 4.3%.

The Company’s market risk sensitive instruments include mortgage notes payable of $59.3 million at December 31, 2008. All of the Company’s mortgage notes payable bear interest at fixed rates. See Notes 2, 5 and 6 to consolidated financial statements for the terms, valuations and approximate principal maturities of the Company’s mortgage notes payable and the line of credit as of December 31, 2008. Based on borrowing rates currently available to the Company, combined with the amount of fixed rate debt outstanding, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company at December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Schedules in Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Company files and submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PS Business Parks, Inc.

We have audited PS Business Parks, Inc’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PS Business Parks, Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PS Business Parks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 24, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement to be filed in connection with the annual shareholders’ meeting to be held in 2009 (the “Proxy Statement”) under the caption “Election of Directors.”

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

The following table sets forth information as of December 31, 2008 on the Company’s equity compensation plans:

	(a)		(b)		(c)
	Number of Securities		Weighted		Number of Securities
	to be Issued Upon		Average		Remaining Available for
	Exercise of		Exercise Price of		Future Issuance under
	Outstanding		Outstanding		Equity Compensation
	Options, Warrants,		Options,		Plans (Excluding
	and		Warrants, and		Securities Reflected in
Plan Category	Rights		Rights		Column (a))

Equity compensation plans approved by security holders	786,041		$43.62		1,198,301
Equity compensation plans not approved by security holders	—		$—		—

Total	786,041	*	$43.62	*	1,198,301	*

*	Amounts include restricted stock units

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Corporate Governance” and “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees include fees generated by all services performed by Ernst & Young LLP to comply with generally accepted auditing standards or for services related to the audit and review of the Company’s financial statements. Audit fees billed (or expected to be billed) to the Company by Ernst & Young LLP for audit of the Company’s consolidated financial statements and internal control over financial reporting, review of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and services in connection with the Company’s registration statements and securities offerings totaled $371,000 for 2008 and $375,000 for 2007.

Audit-Related Fees: Audit-related fees representing professional fees provided by Ernst & Young LLP in connection with the audit of the Company’s 401(K) savings plan and property acquisition audits totaled $18,000 for 2008 and $53,000 for 2007.

Tax Fees: Tax fees billed (or expected to be billed) to the Company by Ernst & Young LLP for tax compliance and consulting services totaled $147,000 for 2008 and $158,000 for 2007.

All Other Fees: During 2008 and 2007, Ernst & Young LLP did not bill the Company for any services other than audit, audit-related and tax services.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PS Business Parks, Inc.

We have audited the accompanying consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Business Parks, Inc. at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PS Business Parks, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
February 24, 2009

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except
	share data)

ASSETS
Cash and cash equivalents	$55,015	$35,041
Real estate facilities, at cost:
Land	494,849	494,849
Buildings and equipment	1,517,484	1,484,049

	2,012,333	1,978,898
Accumulated depreciation	(637,948)	(539,857)

	1,374,385	1,439,041
Land held for development	7,869	7,869

	1,382,254	1,446,910
Rent receivable	2,055	2,240
Deferred rent receivable	21,633	21,927
Other assets	8,366	10,465

Total assets	$1,469,323	$1,516,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued and other liabilities	$46,428	$51,058
Mortgage notes payable	59,308	60,725

Total liabilities	105,736	111,783
Minority interests:
Preferred units	94,750	94,750
Common units	148,023	154,470
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 28,250 and 28,650 shares issued and outstanding at December 31, 2008 and 2007, respectively	706,250	716,250
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,459,916 and 20,777,219 shares issued and outstanding at December 31, 2008 and 2007, respectively	204	207
Paid-in capital	363,587	371,267
Cumulative net income	622,113	552,069
Cumulative distributions	(571,340)	(484,213)

Total shareholders’ equity	1,120,814	1,155,580

Total liabilities and shareholders’ equity	$1,469,323	$1,516,583

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended December 31,
	2008	2007	2006
	(In thousands, except
	per share data)

Revenues:
Rental income	$283,503	$270,775	$242,214
Facility management fees	728	724	625

Total operating revenues	284,231	271,499	242,839
Expenses:
Cost of operations	88,442	84,360	74,671
Depreciation and amortization	99,848	98,521	86,216
General and administrative	8,099	7,917	7,046

Total operating expenses	196,389	190,798	167,933
Other income and expenses:
Interest and other income	1,457	5,104	6,874
Interest expense	(3,952)	(4,130)	(2,575)

Total other income and expenses	(2,495)	974	4,299
Income from continuing operations before minority interests	85,347	81,675	79,205

Minority interests in continuing operations:
Minority interest in income — preferred units:
Distributions to preferred unit holders	(7,007)	(6,854)	(9,789)
Redemption of preferred operating partnership units	—	—	(1,366)
Minority interest in income — common units	(8,296)	(6,155)	(5,113)

Total minority interests in continuing operations	(15,303)	(13,009)	(16,268)
Income from continuing operations	70,044	68,666	62,937

Discontinued operations:
Loss from discontinued operations	—	—	(125)
Gain on disposition of real estate	—	—	2,328
Minority interest in income attributable to discontinued operations — common units	—	—	(560)

Income from discontinued operations	—	—	1,643
Net income	70,044	68,666	64,580

Net income allocable to preferred shareholders:
Preferred stock distributions	50,858	50,937	44,553
Gain on repurchase of preferred stock, net	(4,228)	—	—
Redemptions of preferred stock	—	—	3,380

Total net income allocable to preferred shareholders	46,630	50,937	47,933

Net income allocable to common shareholders	$23,414	$17,729	$16,647

Net income per common share — basic:
Continuing operations	$1.15	$0.83	$0.70
Discontinued operations	$—	$—	$0.08
Net income	$1.15	$0.83	$0.78
Net income per common share — diluted:
Continuing operations	$1.13	$0.82	$0.69
Discontinued operations	$—	$—	$0.08
Net income	$1.13	$0.82	$0.77
Weighted average common shares outstanding:
Basic	20,443	21,313	21,335

Diluted	20,664	21,634	21,646

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Cumulative
	Preferred Stock		Common Stock		Paid-in	Net	Cumulative	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Distributions	Equity
	(In thousands, except share data)

Balances at December 31, 2005	23,734	$593,350	21,560,593	$215	$407,380	$418,823	$(326,310)	$1,093,458
Issuance of preferred stock, net of costs	3,800	95,000	—	—	(2,798)	—	—	92,202
Redemption of preferred stock	(2,634)	(65,850)	—	—	1,658	—	(1,658)	(65,850)
Preferred stock called for redemption	(2,000)	(50,000)	—	—	1,722	—	(1,722)	(50,000)
Repurchase of common stock	—	—	(309,100)	(3)	(16,114)	—	—	(16,117)
Exercise of stock options	—	—	37,900	1	1,366	—	—	1,367
Stock compensation	—	—	21,612	—	2,286	—	—	2,286
Net income	—	—	—	—	—	64,580	—	64,580
Distributions:
Preferred stock	—	—	—	—	—	—	(44,553)	(44,553)
Common stock	—	—	—	—	—	—	(24,718)	(24,718)
Adjustment to minority interests underlying ownership	—	—	—	—	2,548	—	—	2,548

Balances at December 31, 2006	22,900	572,500	21,311,005	213	398,048	483,403	(398,961)	1,055,203
Issuance of preferred stock, net of costs	5,750	143,750	—	—	(4,183)	—	—	139,567
Repurchase of common stock	—	—	(601,042)	(6)	(31,847)	—	—	(31,853)
Exercise of stock options	—	—	43,384	—	1,468	—	—	1,468
Stock compensation	—	—	23,872	—	2,813	—	—	2,813
Shelf registration	—	—	—	—	(88)	—	—	(88)
Net income	—	—	—	—	—	68,666	—	68,666
Distributions:
Preferred stock	—	—	—	—	—	—	(50,937)	(50,937)
Common stock	—	—	—	—	—	—	(34,315)	(34,315)
Adjustment to minority interests underlying ownership	—	—	—	—	5,056	—	—	5,056

Balances at December 31, 2007	28,650	716,250	20,777,219	207	371,267	552,069	(484,213)	1,155,580
Repurchase of preferred stock, net of costs	(400)	(10,000)	—	—	4,810	—	(291)	(5,481)
Repurchase of common stock	—	—	(370,042)	(3)	(18,321)	—	—	(18,324)
Exercise of stock options	—	—	30,234	—	792	—	—	792
Stock compensation	—	—	22,505	—	3,151	—	—	3,151
Net income	—	—	—	—	—	70,044	—	70,044
Distributions:
Preferred stock	—	—	—	—	—	—	(50,858)	(50,858)
Common stock	—	—	—	—	—	—	(35,978)	(35,978)
Adjustment to minority interests underlying ownership	—	—	—	—	1,888	—	—	1,888

Balances at December 31, 2008	28,250	$706,250	20,459,916	$204	$363,587	$622,113	$(571,340)	$1,120,814

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$70,044	$68,666	$64,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	99,848	98,521	86,243
In-place lease adjustment	(194)	(102)	232
Lease incentives net of tenant improvement reimbursements	(379)	(33)	440
Amortization of mortgage premium	(260)	(247)	(76)
Minority interest in income	15,303	13,009	16,828
Gain on disposition of properties	—	—	(2,328)
Stock compensation expense	3,151	2,813	2,845
Decrease (increase) in receivables and other assets	1,759	(1,015)	(3,741)
Increase in accrued and other liabilities	65	2,482	1,111

Total adjustments	119,293	115,428	101,554

Net cash provided by operating activities	189,337	184,094	166,134

Cash flows from investing activities:
Capital improvements to real estate facilities	(35,192)	(42,601)	(39,227)
Acquisition of real estate facilities	—	(138,936)	(138,973)
Insurance proceeds from casualty loss	—	1,349	500
Proceeds from disposition of real estate	—	—	7,714

Net cash used in investing activities	(35,192)	(180,188)	(169,986)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(1,157)	(1,126)	(762)
Repayment of mortgage note payable	—	(4,950)	—
Net proceeds from the issuance of preferred stock	—	139,567	92,448
Net proceeds from the issuance of preferred units	—	11,665	—
Exercise of stock options	792	1,468	1,367
Shelf registration costs	—	(88)	—
Repurchase of common stock	(21,626)	(28,551)	(16,117)
Repurchase of preferred stock	(5,481)	—	—
Redemption of preferred units	—	—	(53,000)
Redemption of preferred stock	—	(50,000)	(65,850)
Distributions paid to preferred shareholders	(50,858)	(50,937)	(44,799)
Distributions paid to minority interests — preferred units	(7,007)	(6,854)	(9,789)
Distributions paid to common shareholders	(35,978)	(34,315)	(24,718)
Distributions paid to minority interests — common units	(12,856)	(11,761)	(8,474)

Net cash used in financing activities	(134,171)	(35,882)	(129,694)

Net increase (decrease) in cash and cash equivalents	19,974	(31,976)	(133,546)
Cash and cash equivalents at the beginning of the period	35,041	67,017	200,563

Cash and cash equivalents at the end of the period	$55,015	$35,041	$67,017

Supplemental disclosures:
Interest paid	$4,050	$4,145	$2,575

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2008	2007	2006
	(In thousands)

Supplemental schedule of non-cash investing and financing activities:
Adjustment to minority interest to underlying ownership:
Minority interest — common units	$(1,888)	$(5,391)	$(1,182)
Paid-in capital	$1,888	$5,391	$1,182
Gain on repurchase of preferred stock:
Preferred stock	$(4,519)	$—	$—
Paid-in capital	$4,519	$—	$—
Effect of Emerging Issues Task Force (“EITF”) Topic D-42 Cumulative distributions	$(291)	$—	$(3,380)
Minority interest — common units	$—	$—	$(1,366)
Paid-in capital	$291	$—	$4,746
Mortgage note payable assumed in property acquisition:
Real estate facilities	$—	$—	$(41,993)
Mortgage notes payable	$—	$—	$41,993
Accrued stock repurchase:
Paid-in capital	$—	$(3,302)	$—
Accrued and other liabilities	$—	$3,302	$—
Preferred stock called for redemption:
Preferred stock	$—	$—	$(50,000)
Preferred stock called for redemption	$—	$—	$50,000

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

1.	Organization and description of business

Organization

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of December 31, 2008, PSB owned 73.7% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units were owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”

Description of business

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties, primarily multi-tenant flex, office and industrial space. As of December 31, 2008, the Company owned and operated approximately 19.6 million rentable square feet of commercial space located in eight states. The Company also manages approximately 1.4 million rentable square feet on behalf of PS and its affiliated entities.

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

Allowance for doubtful accounts

The Company monitors the collectibility of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $300,000 at December 31, 2008 and 2007.

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

Intangible assets/liabilities

Intangible assets and liabilities include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values (included in other assets and accrued liabilities in the accompanying consolidated balance sheets) are amortized, net, to rental income over the remaining non-cancelable terms of the respective leases. The Company recorded net amortization of $194,000, $102,000 and $232,000 of intangible assets and liabilities resulting from the above-market and below-market lease values during the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, the value of in-place leases resulted in a net intangible asset of $181,000, net of $1.0 million of accumulated amortization, and a net intangible liability of $585,000 net of $772,000 of accumulated amortization. As of December 31, 2007, the value of in-place leases resulted in a net intangible asset of $419,000, net of $773,000 of accumulated amortization, and a net intangible liability of $1.0 million, net of $340,000 of accumulated amortization.

Evaluation of asset impairment

The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At December 31, 2008, the Company did not consider any assets to be impaired.

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

For the years ended December 31, 2008 and 2007, no material casualty losses were recorded.

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

Stock-based compensation

Stock-based compensation is accounted for in accordance with SFAS No. 123(R) “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. See Note 10.

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

Income taxes

The Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2008, 2007 and 2006 and intends to continue to meet such requirements. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

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

	2008	2007	2006

Net income allocable to common shareholders	$23,414	$17,729	$16,647

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	20,443	21,313	21,335
Net effect of dilutive stock compensation — based on treasury stock method using average market price	221	321	311

Diluted weighted average common shares outstanding	20,664	21,634	21,646

Net income per common share — Basic	$1.15	$0.83	$0.78

Net income per common share — Diluted	$1.13	$0.82	$0.77

Options to purchase approximately 76,000, 32,000 and 20,000 shares for the years ended December 31 2008, 2007 and 2006, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.

Segment reporting

The Company views its operations as one segment.

3.	Real estate facilities

The activity in real estate facilities for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Equipment	Depreciation	Total

Balances at December 31, 2005	$383,308	$1,189,815	$(355,228)	$1,217,895
Acquisition of real estate	56,469	124,774	—	181,243
Disposition of real estate	—	—	27	27
Asset impairment due to casualty loss	—	(374)	108	(266)
Capital improvements, net	—	39,227	—	39,227
Depreciation expense	—	—	(86,243)	(86,243)

Balances at December 31, 2006	439,777	1,353,442	(441,336)	1,351,883
Acquisition of real estate	53,930	88,006	—	141,936
Capital improvements, net	—	42,601	—	42,601
Depreciation expense	—	—	(98,521)	(98,521)
Transfer from land held for development	1,142	—	—	1,142

Balances at December 31, 2007	494,849	1,484,049	(539,857)	1,439,041
Capital improvements, net	—	35,192	—	35,192
Disposals	—	(1,757)	1,757	—
Depreciation expense	—	—	(99,848)	(99,848)

Balances at December 31, 2008	$494,849	$1,517,484	$(637,948)	$1,374,385

The unaudited basis of real estate facilities for federal income tax purposes was approximately $1.3 billion at December 31, 2008. The Company had approximately 7.7% of its properties, in terms of net book value, encumbered by mortgage debt at December 31, 2008.

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

The following table summarizes the assets acquired and liabilities assumed during the years ended December 31, (in thousands):

	2007	2006

Land	$53,930	$56,469
Buildings	88,006	124,774
In-place leases	(1,357)	433

Total purchase price	140,579	181,676
Mortgages assumed	—	(41,993)
Net operating assets and liabilities acquired	(1,643)	(710)

Total cash paid	$138,936	$138,973

The Company did not acquire any assets or assume any liabilities during the year ended December 31, 2008.

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

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues excluding recovery of operating expenses as of December 31, 2008 under these leases are as follows (in thousands):

2009	$204,338
2010	158,877
2011	113,154
2012	76,845
2013	45,725
Thereafter	72,336

Total	$671,275

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $55.1 million, $45.8 million and $32.9 million, for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for approximately 4.7% of total leased square footage are subject to termination options which include leases for approximately 1.8% of total leased square footage having termination options exercisable through December 31, 2009 (unaudited). In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

5.	Bank loans

On July 30, 2008, the Company extended the term of its line of credit (the “Credit Facility”) with Wells Fargo Bank to August 1, 2010. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.70% to LIBOR plus 1.50% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $300,000, which is being amortized over the life of the Credit Facility. The Company had no balance outstanding on its Credit Facility at December 31, 2008 and 2007.

The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined therein) of less than 0.45 to 1.00, (ii) maintain a fixed charge coverage ratio (as defined therein) of not less than 1.75 to 1.00, (iii) maintain a minimum tangible net worth (as defined) and (iv) limit distributions to 95% of funds from operations (as defined therein) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company’s unsecured recourse debt; the Company did not have any unsecured recourse debt at December 31, 2008) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 2008.

6.	Mortgage notes payable

Mortgage notes consist of the following (in thousands):

	December 31,	2007
	2008	December 31,

7.29% mortgage note, secured by one commercial property with a net book value of $6.2 million, principal and interest payable monthly, repaid February, 2009	$5,144	$5,323
5.73% mortgage note, secured by one commercial property with a net book value of $29.7 million, principal and interest payable monthly, due March, 2013	14,247	14,510
6.15% mortgage note, secured by one commercial property with a net book value of $29.8 million, principal and interest payable monthly, due November, 2031 (1)	16,912	17,348
5.52% mortgage note, secured by one commercial property with a net book value of $16.1 million, principal and interest payable monthly, due May, 2013	10,053	10,274
5.68% mortgage note, secured by one commercial property with a net book value of $17.9 million, principal and interest payable monthly, due May, 2013	10,065	10,281
5.61% mortgage note, secured by one commercial property with a net book value of $5.8 million, principal and interest payable monthly, due January, 2011 (2)	2,887	2,989

Total	$59,308	$60,725

(1)	The mortgage note has a stated principal balance of $16.3 million and a stated interest rate of 7.20%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 6.15%. The unamortized premiums were $635,000 and $834,000 as of December 31, 2008 and 2007, respectively. This mortgage is repayable without penalty beginning November, 2011.

(2)	The mortgage note has a stated principal balance of $2.8 million and a stated interest rate of 7.61%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 5.61%. The unamortized premiums were $136,000 and $198,000 as of December 31, 2008 and 2007, respectively.

At December 31, 2008, mortgage notes payable have a weighted average interest rate of 5.94% and a weighted average maturity of 3.4 years with principal payments as follows (in thousands):

2009	$6,422
2010	1,376
2011	19,426
2012	856
2013	31,228

Total	$59,308

7.	Minority interests

Common partnership units

The Company presents the accounts of PSB and the Operating Partnership on a consolidated basis. Ownership interests in the Operating Partnership that can be redeemed for common stock, other than PSB’s interest, are classified as minority interest — common units in the consolidated financial statements. Minority interest in income — common units consists of the minority interests’ share of the consolidated operating results after allocation to preferred units and shares. Beginning one year from the date of admission as a limited partner (common units) and subject to certain limitations described below, each limited partner other than PSB has the right to require the redemption of its partnership interest.

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

At December 31, 2008, there were 7,305,355 common units owned by PS, which are accounted for as minority interests. On a fully converted basis, assuming all 7,305,355 minority interest common units were converted into shares of common stock of PSB at December 31, 2008, the minority interest units would convert into approximately 26.3% of the common shares outstanding. Combined with PS’s common stock ownership, on a fully converted basis, PS has a combined ownership of approximately 45.8% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the minority interest based upon the ownership interest, and an adjustment is made to the minority interest, with a corresponding adjustment to paid-in capital, to reflect the minority interests’ equity in the Company.

Preferred partnership units

Through the Operating Partnership, the Company has the following preferred units outstanding as of December 31, 2008 and 2007 (in thousands):

				December 31, 2008		December 31, 2007
		Earliest Potential	Dividend	Units		Units
Series	Issuance Date	Redemption Date	Rate	Outstanding	Amount	Outstanding	Amount

Series G	October, 2002	October, 2007	7.950%	800	$20,000	800	$20,000
Series J	May & June, 2004	May, 2009	7.500%	1,710	42,750	1,710	42,750
Series N	December, 2005	December, 2010	7.125%	800	20,000	800	20,000
Series Q	March, 2007	March, 2012	6.550%	480	12,000	480	12,000

Total				3,790	$94,750	3,790	$94,750

During the first quarter of 2007, the Company completed a private placement of $12.0 million of preferred units through its Operating Partnership. The 6.550% Series Q Cumulative Redeemable Preferred Units are non-callable for five years and have no mandatory redemption.

The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of December 31, 2008 and 2007, the Company had $2.7 million of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.

8.	Related party transactions

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and its affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $390,000, $303,000 and $320,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under these contracts were $728,000, $724,000 and $625,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Both the Company and PS can cancel the property management contract upon 60 days notice. Management fee expenses under the contract were approximately $45,000 and $47,000 for the years ended December 31, 2008 and 2007, respectively.

The Company had amounts due from PS of $763,000 and $717,000 for these contracts, as well as for certain operating expenses, for the years ended December 31, 2008 and 2007, respectively.

9.	Shareholders’ equity

Preferred stock

As of December 31, 2008 and December 31, 2007, the Company had the following series of preferred stock outstanding (in thousands, except share data):

				December 31, 2008		December 31, 2007
		Earliest Potential	Dividend	Shares		Shares
Series	Issuance Date	Redemption Date	Rate	Outstanding	Amount	Outstanding	Amount

Series H	January & October, 2004	January, 2009	7.000%	8,200	$205,000	8,200	$205,000
Series I	April, 2004	April, 2009	6.875%	3,000	75,000	3,000	75,000
Series K	June, 2004	June, 2009	7.950%	2,300	57,500	2,300	57,500
Series L	August, 2004	August, 2009	7.600%	2,300	57,500	2,300	57,500
Series M	May, 2005	May, 2010	7.200%	3,300	82,500	3,300	82,500
Series O	June & August, 2006	June, 2011	7.375%	3,800	95,000	3,800	95,000
Series P	January, 2007	January, 2012	6.700%	5,350	133,750	5,750	143,750

Total				28,250	$706,250	28,650	$716,250

On December 1, 2008, the Company paid $5.5 million to repurchase 400,000 depositary shares, each representing 1/1,000 of a share of the 6.700% Cumulative Preferred Stock, Series P, for a cost of $13.70 per depositary share. In accordance with EITF Topic D-42, the purchase price discount, equaling the liquidation value of $25.00 per depositary share over the cost per share of $13.70, is reflected in the income statement, net of the original issue discount, and added to net income allocable to common shareholders. After the purchase, 5,350,000 depositary shares of Preferred Stock, Series P remained outstanding.

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

The Company paid $50.9 million, $50.9 million and $44.6 million in distributions to its preferred shareholders for the years ended December 31, 2008, 2007 and 2006, respectively.

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At December 31, 2008, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25 per depositary share, plus any accrued and unpaid dividends. As of December 31, 2008 and 2007, the Company had $23.4 million and $23.7 million, respectively, of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock

The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the year ended December 31, 2008, the Company repurchased 370,042 shares of common stock at an aggregate cost of

$18.3 million or an average cost per share of $49.52. During the year ended December 31, 2007, the Company repurchased 601,042 shares of common stock at an aggregate cost of $31.9 million or an average cost per share of $53.00. In 2006, the Company repurchased 309,100 shares of common stock at an aggregate cost of $16.1 million or an average cost per share of $52.14. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million or an average cost per share of $35.84. As of December 31, 2008, the Company can repurchase 2.2 million shares under existing board authorizations.

The Company paid $36.0 million ($1.76 per common share), $34.3 million ($1.61 per common share) and $24.7 million ($1.16 per common share) in distributions to its common shareholders for the years ended December 31, 2008, 2007 and 2006, respectively. The portion of the distributions classified as ordinary income was 100.0%, 97.8% and 100.0% for the years ended December 31, 2008, 2007 and 2006, respectively. The portion of the distributions classified as long-term capital gain income was 2.2% for the year ended December 31, 2007. No portion of the distributions was classified as long-term capital gain income for the years ended December 31, 2008 and 2006. Percentages in the three preceding sentences are unaudited.

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

Generally, options under the 1997 Plan vest over a three-year period from the date of grant at the rate of one third per year and expire 10 years after the date of grant. Options under the 2003 Plan vest over a five-year period from the date of grant at the rate of one fifth per year and expire 10 years after the date of grant. Restricted stock units granted prior to August, 2002 are subject to a five-year vesting schedule, at 30% in year three, 30% in year four and 40% in year five. Generally, restricted stock units granted subsequent to August, 2002 are subject to a six-year vesting schedule, none in year one and 20% for each of the next five years. Certain restricted stock unit grants are subject to a four-year vesting schedule, with either cliff vesting after year four or none in year one and 33.3% for each of the next three years.

The weighted average grant date fair value of options granted in the years ended December 31, 2008, 2007 and 2006 were $8.50 per share, $12.11 per share and $11.24 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the years ended December 31, 2008, 2007 and 2006, respectively; a dividend yield of 3.1%, 2.6% and 2.1%; expected volatility of 19.1%, 18.2% and 17.9%; expected life of five years; and risk-free interest rates of 3.1%, 4.5% and 4.9%.

The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2008, 2007 and 2006, were $52.66, $67.88 and $55.12, respectively. The Company has calculated the fair value of each restricted stock unit grant using the market value on the date of grant.

At December 31, 2008, there were a combined total of 1.2 million options and restricted stock units authorized to grant. Information with respect to outstanding options and nonvested restricted stock units granted under the 1997 Plan and 2003 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(In thousands)

Outstanding at December 31, 2005	599,871	$36.25

Granted	32,000	$56.73
Exercised	(37,900)	$36.07
Forfeited	(5,000)	$44.20

Outstanding at December 31, 2006	588,971	$35.89

Granted	32,000	$68.90
Exercised	(43,384)	$33.84
Forfeited	(5,000)	$39.18

Outstanding at December 31, 2007	572,587	$37.86

Granted	14,000	$57.79
Exercised	(30,234)	$26.19
Forfeited	—	$—

Outstanding at December 31, 2008	556,353	$39.00	4.66 Years	$4,525

Exercisable at December 31, 2008	451,153	$35.56	4.03 Years	$4,445

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value

Nonvested at December 31, 2005	128,000	$39.27
Granted	133,950	$55.12
Vested	(24,000)	$36.06
Forfeited	(10,750)	$40.91

Nonvested at December 31, 2006	227,200	$48.88

Granted	47,300	$67.88
Vested	(29,723)	$40.62
Forfeited	(16,550)	$48.69

Nonvested at December 31, 2007	228,227	$53.91

Granted	40,700	$52.66
Vested	(35,499)	$46.57
Forfeited	(3,740)	$54.14

Nonvested at December 31, 2008	229,688	$54.81

Included in the Company’s consolidated statements of income for the years ended December 31, 2008, 2007 and 2006 was $436,000, $590,000 and $527,000, respectively, in net compensation expense related to stock options. Net compensation expense of $3.5 million, $3.0 million and $2.3 million related to restricted stock units was recognized during the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, there was $773,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 2.6 years. As of December 31, 2008, there was

$5.9 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 3.3 years.

Cash received from 30,234 stock options exercised during the year ended December 31, 2008 was $792,000. Cash received from 43,384 stock options exercised during the year ended December 31, 2007 was $1.5 million. Cash received from 37,900 stock options exercised during the year ended December 31, 2006 was $1.4 million. The aggregate intrinsic value of the stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $844,000, $1.2 million and $907,000, respectively.

During the year ended December 31, 2008, 35,499 restricted stock units vested; in settlement of these units, 22,505 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2008 was $1.8 million. During the year ended December 31, 2007, 29,723 restricted stock units vested; in settlement of these units, 18,872 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2007 was $2.0 million. During the year ended December 31, 2006, 24,000 restricted stock units vested; in settlement of these units, 16,612 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2006 was $1.4 million.

In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income was $101,000, $101,000 and $66,000 for the years ended December 31, 2008, 2007 and 2006, respectively, in compensation expense. As of December 31, 2008, 2007 and 2006, there was $210,000, $312,000 and $413,000, respectively, of unamortized compensation expense related to these shares. In April of 2007, the company issued 5,000 shares to a director upon retirement with an aggregate fair value of $345,000. In May of 2006, the Company issued 5,000 shares to a director upon retirement with an aggregate fair value of $256,000. No shares were issued during the year ended December 31, 2008.

11.	Supplementary quarterly financial data (unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In thousands, except per share data)

Revenues	$65,307	$67,457	$68,707	$70,028

Cost of operations	$20,439	$21,022	$21,204	$21,695

Net income allocable to common shareholders	$5,923	$3,781	$4,267	$3,758

Net income per share:
Basic	$0.28	$0.18	$0.20	$0.18

Diluted	$0.27	$0.17	$0.20	$0.17

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(In thousands, except per share data)

Revenues	$70,306	$70,623	$71,642	$71,660

Cost of operations	$22,490	$21,939	$22,591	$21,422

Net income allocable to common shareholders	$3,802	$4,623	$5,396	$9,593

Net income per share:
Basic	$0.19	$0.23	$0.26	$0.47

Diluted	$0.18	$0.22	$0.26	$0.47

12.	Commitments and contingencies

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

The Company has a 401(K) savings plan (the “Plan”) in which all eligible employees may participate. The Plan provides for the Company to make matching contributions to all eligible employees up to 4% of their annual salary dependent on the employee’s level of participation. For the years ended December 31, 2008, 2007 and 2006, $274,000, $267,000 and $237,000, respectively, was charged as expense related to this plan.

14.	Recent accounting pronouncements

In June 2008, the FASB issued FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) to clarify whether unvested share-based payment awards with nonforfeitable rights to receive dividends or dividend equivalents should be considered participating securities for the purposes of applying the two-class method of calculating earnings per share, pursuant to SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 applies to our fiscal years beginning on January 1, 2009 and requires that all prior-period earnings per share data be adjusted retroactively. Based upon the provisions of FSP EITF 03-6-1, diluted earnings per share for year ended December 31, 2008 would be $1.12 or one cent lower than reported diluted earnings per share of $1.13.

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

In December 2007, the FASB issued SFAS No. 141 ®, “Business Combinations” (“SFAS 141R”), to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires a company to recognize fair value of the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141R also requires companies to recognize the fair value of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. In addition, SFAS 141R requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and requires all entities to report noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. In addition, SFAS 160 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. SFAS 160 applies to our fiscal year beginning on January 1, 2009 and will be adopted prospectively. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Early adoption is prohibited. The adoption of SFAS 160 will result in a reclassification of minority interest to a separate component of total equity, and net income allocable to noncontrolling interest will no longer be treated as a reduction to net income but will be shown as a reduction from net income in calculating net income available to common shareholders. The adoption of SFAS 160 is not expected to have an impact on net income allocable to common shareholders or net income per common share.

PS BUSINESS PARKS, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008
(DOLLARS IN THOUSANDS)

					Cost
					Capitalized
					Subsequent
					to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2008
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated	Year(s)	Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Acquired	(Years)

Corporate/Metro Park Phoenix	Phoenix, AZ	$—	$5,130	$17,514	$2,192	$5,130	$19,706	$24,836	$7,892	1999/2003	5-30
Mesa	Mesa, AZ	—	675	1,692	2,758	675	4,450	5,125	1,915	1997	5-30
Tempe/McKellips	Tempe, AZ	—	195	522	640	195	1,162	1,357	599	1997	5-30
University	Tempe, AZ	—	2,805	7,107	5,625	2,805	12,732	15,537	6,958	1997	5-30
Parkway Commerce	Hayward, CA	—	4,398	10,433	3,837	4,398	14,270	18,668	5,846	1997	5-30
Monterey/Calle	Monterey, CA	—	288	706	258	288	964	1,252	456	1997	5-30
Northpointe Business Center	Sacramento, CA	—	3,031	13,826	4,871	3,031	18,697	21,728	9,155	1999	5-30
Sacramento/Northgate	Sacramento, CA	—	1,710	4,567	2,760	1,710	7,327	9,037	3,680	1997	5-30
Las Plumas	San Jose, CA	—	4,379	12,889	4,580	4,379	17,469	21,848	9,586	1998	5-30
Oakland Road	San Jose, CA	—	3,458	8,765	2,602	3,458	11,367	14,825	4,974	1997	5-30
Rogers Ave	San Jose, CA	—	3,540	4,896	421	3,540	5,317	8,857	831	2006	5-30
San Ramon/Norris Canyon	San Ramon, CA	—	1,486	3,642	936	1,486	4,578	6,064	1,989	1998	5-30
Commerce Park	Santa Clara, CA	—	17,218	21,914	3,036	17,218	24,950	42,168	8,199	2007	5-30
Santa Clara Tech Park	Santa Clara, CA	—	7,673	15,645	735	7,673	16,380	24,053	6,753	2000	5-30
Airport Blvd.	So. San Francisco, CA	—	899	2,387	520	899	2,907	3,806	1,182	1997	5-30
So. San Francisco/Produce	So. San Francisco, CA	—	776	1,886	363	776	2,249	3,025	859	1997	5-30
Buena Park Industrial Center	Buena Park, CA	—	3,245	7,703	1,684	3,245	9,387	12,632	4,061	1997	5-30
Carson	Carson, CA	—	990	2,496	1,080	990	3,576	4,566	1,719	1997	5-30
Cerritos Business Center	Cerritos, CA	—	4,218	10,273	3,009	4,218	13,282	17,500	5,818	1997	5-30
Cerritos/Edwards	Cerritos, CA	—	450	1,217	841	450	2,058	2,508	857	1997	5-30
Culver City	Culver City, CA	—	3,252	8,157	5,838	3,252	13,995	17,247	6,221	1997	5-30
Corporate Pointe	Irvine, CA	—	6,876	18,519	5,167	6,876	23,686	30,562	10,241	2000	5-30
Laguna Hills Commerce Center	Laguna Hills, CA	—	16,261	39,559	3,348	16,261	42,907	59,168	16,932	1997	5-30
Plaza Del Lago	Laguna Hills, CA	—	2,037	5,051	3,416	2,037	8,467	10,504	4,500	1997	5-30
Canada	Lake Forest, CA	—	5,508	13,785	4,058	5,508	17,843	23,351	7,754	1997	5-30
Monterey Park	Monterey Park, CA	—	3,078	7,862	1,054	3,078	8,916	11,994	3,875	1997	5-30
Orange County Business Center	Orange County, CA	—	9,405	35,746	15,111	9,405	50,857	60,262	31,938	2003	5-30
Orangewood	Orange County, CA	—	2,637	12,291	2,694	2,637	14,985	17,622	5,293	2003	5-30
Kearney Mesa	San Diego, CA	—	2,894	7,089	2,160	2,894	9,249	12,143	3,885	1997	5-30
Lusk	San Diego, CA	—	5,711	14,049	4,664	5,711	18,713	24,424	8,251	1997	5-30
Rose Canyon Business Park	San Diego, CA	14,247	15,129	20,054	1,147	15,129	21,201	36,330	6,679	2005	5-30
Signal Hill	Signal Hill, CA	—	6,693	12,699	1,716	6,693	14,415	21,108	4,997	1997/2006	5-30
Studio City/Ventura	Studio City, CA	—	621	1,530	298	621	1,828	2,449	798	1997	5-30
Torrance	Torrance, CA	—	2,318	6,069	1,809	2,318	7,878	10,196	3,649	1997	5-30
Boca Commerce	Boca Raton, FL	10,053	7,795	9,258	363	7,795	9,621	17,416	1,360	2006	5-30
MICC	Miami, FL	—	88,134	97,804	26,379	88,134	124,183	212,317	49,466	2003	5-30
Wellington	Wellington, FL	12,952	10,845	18,560	684	10,845	19,244	30,089	2,797	2006	5-30
Ammendale	Beltsville, MD	—	4,278	18,380	7,048	4,278	25,428	29,706	13,814	1998	5-30

					Cost
					Capitalized
					Subsequent
					to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2008
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated	Year(s)	Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Acquired	(Years)

Gaithersburg/Christopher	Gaithersburg, MD	—	475	1,203	421	475	1,624	2,099	744	1997	5-30
Metro Park	Rockville, MD	—	33,995	94,463	24,879	33,995	119,342	153,337	50,603	2001	5-30
Westech Business Park	Silver Spring, MD	16,912	25,261	74,572	5,965	25,261	80,537	105,798	16,699	2006	5-30
Cornell Oaks	Beaverton, OR	—	20,616	63,235	10,943	20,616	74,178	94,794	31,747	2001	5-30
Creekside	Beaverton, OR	—	15,007	47,125	16,313	15,007	63,438	78,445	33,042	1998/2000	5-30
Milwaukie	Milwaukie, OR	—	1,125	2,857	1,409	1,125	4,266	5,391	1,880	1997	5-30
Empire Commerce	Dallas, TX	—	304	1,545	674	304	2,219	2,523	1,060	1998	5-30
Northgate	Dallas, TX	—	1,274	5,505	2,253	1,274	7,758	9,032	3,775	1998	5-30
Westwood Business Park	Farmers Branch, TX	—	941	6,884	1,395	941	8,279	9,220	2,947	2003	5-30
Eastgate	Garland, TX		480	1,203	516	480	1,719	2,199	765	1997	5-30
NFTZ	Irving, TX	—	1,517	6,499	1,698	1,517	8,197	9,714	4,333	1998	5-30
Royal Tech	Irving, TX	—	13,707	51,560	17,548	13,707	69,108	82,815	30,218	1998/1999/2000	5-30
La Prada	Mesquite, TX	—	495	1,235	541	495	1,776	2,271	781	1997	5-30
The Summit	Plano, TX	—	1,536	6,654	3,612	1,536	10,266	11,802	4,820	1998	5-30
Richardson/Business Parkway	Richardson, TX	—	799	3,568	2,096	799	5,664	6,463	2,873	1998	5-30
Ben White	Austin, TX	—	1,550	7,015	789	1,550	7,804	9,354	3,640	1998	5-30
Lamar Business Park	Austin, TX	—	2,528	6,596	3,690	2,528	10,286	12,814	5,991	1997	5-30
McKalla	Austin, TX	—	1,411	6,384	1,444	1,411	7,828	9,239	4,000	1998	5-30
McNeil	Austin, TX	—	437	2,013	957	437	2,970	3,407	1,709	1999	5-30
Rutland	Austin, TX	—	2,022	9,397	2,859	2,022	12,256	14,278	5,046	1998/1999	5-30
Waterford	Austin, TX	—	2,108	9,649	2,282	2,108	11,931	14,039	5,555	1999	5-30
Houston/Timberway	Houston, TX	—	1,140	3,003	4,469	1,140	7,472	8,612	3,977	1997	5-30
Westchase Corporate Park	Houston, TX	—	2,173	7,338	1,514	2,173	8,852	11,025	3,654	1999	5-30
Quail Valley	Missouri City, TX	—	360	918	719	360	1,637	1,997	823	1997	5-30
Alban Road	Springfield, VA	—	1,935	4,736	3,845	1,935	8,581	10,516	4,256	1997	5-30
Beaumont	Chantilly, VA	—	4,736	11,051	1,520	4,736	12,571	17,307	3,212	2006	5-30
Bren Mar	Alexandria, VA	—	2,197	5,380	2,677	2,197	8,057	10,254	3,779	1997	5-30
Dulles South/Sullyfield	Chantilly, VA	—	1,373	6,810	1,727	1,373	8,537	9,910	3,975	1999	5-30
Eisenhower	Alexandria, VA	—	1,440	3,635	2,011	1,440	5,646	7,086	2,813	1997	5-30
Fair Oaks Business Park	Fairfax, VA	—	13,598	36,232	4,296	13,598	40,528	54,126	10,457	2004/2007	5-30
Gunston	Lorton, VA	—	4,146	17,872	3,347	4,146	21,219	25,365	9,789	1998	5-30
I-95	Springfield, VA	—	3,535	15,672	8,897	3,535	24,569	28,104	14,950	2007	5-30
Lafayette	Chantilly, VA	—	1,680	13,398	2,886	1,680	16,284	17,964	8,429	1999/2000	5-30
Monroe	Herndon, VA	—	6,737	18,911	7,938	6,737	26,849	33,586	13,007	1997/1999	5-30
Northpointe	Sterling, VA	—	2,767	8,778	3,569	2,767	12,347	15,114	6,891	1997/1998	5-30
Park East	Chantilly, VA	5,144	3,851	18,029	3,987	3,851	22,016	25,867	9,581	1999	5-30
Prosperity Business Campus	Fairfax, VA	—	23,147	67,575	15,441	23,147	83,016	106,163	35,653	2001	5-30
Shaw Road	Sterling, VA	—	2,969	10,008	3,495	2,969	13,503	16,472	7,520	1998	5-30
Woodbridge	Woodbridge, VA	—	1,350	3,398	1,249	1,350	4,647	5,997	2,248	1997	5-30
Overlake	Redmond, WA	—	27,761	49,353	2,758	27,761	52,111	79,872	14,328	2007	5-30
Renton	Renton, WA	—	330	889	463	330	1,352	1,682	599	1997	5-30

		$59,308	$494,849	$1,208,690	$308,794	$494,849	$1,517,484	$2,012,333	$637,948

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2009

PS Business Parks, Inc.

By:	/s/ Joseph D. Russell, Jr.
Joseph D. Russell, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Havner, Jr. Ronald L. Havner, Jr.	Chairman of the Board	February 25, 2009

/s/ Joseph D. Russell, Jr. Joseph D. Russell, Jr.	President, Director and Chief Executive Officer (principal executive officer)	February 25, 2009

/s/ Edward A. Stokx Edward A. Stokx	Chief Financial Officer (principal financial officer and principal accounting officer)	February 25, 2009

/s/ R. Wesley Burns R. Wesley Burns	Director	February 25, 2009

/s/ Arthur M. Friedman Arthur M. Friedman	Director	February 25, 2009

/s/ James H. Kropp James H. Kropp	Director	February 25, 2009

/s/ Harvey Lenkin Harvey Lenkin	Director	February 25, 2009

/s/ Michael V. McGee Michael V. McGee	Director	February 25, 2009

/s/ Alan K. Pribble Alan K. Pribble	Director	February 25, 2009

PS BUSINESS PARKS, INC.

EXHIBIT INDEX
(Items 15(a)(3) and 15(b))

3.1	Restated Articles of Incorporation. Filed with Registrant’s Registration Statement on Form S-3 (No. 333-78627) and incorporated herein by reference.
3.2	Certificate of Determination of Preferences of 8.75% Series C Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
3.3	Certificate of Determination of Preferences of 8.875% Series X Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
3.4	Amendment to Certificate of Determination of Preferences of 8.875% Series X Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
3.5	Certificate of Determination of Preferences of 8.875% Series Y Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 001-10709) and incorporated herein by reference.
3.6	Certificate of Determination of Preferences of 9.50% Series D Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated May 7, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
3.7	Amendment to Certificate of Determination of Preferences of 9.50% Series D Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
3.8	Certificate of Determination of Preferences of 9 1/4% Series E Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
3.9	Certificate of Determination of Preferences of 8.75% Series F Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated January 18, 2002 (SEC File No. 001-10709) and incorporated herein by reference.
3.10	Certificate of Determination of Preferences of 7.95% Series G Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
3.11	Certificate of Determination of Preferences of 7.00% Series H Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. filed with Registrant’s Current Report on Form 8-K dated January 16, 2004 and incorporated herein by reference.
3.12	Certificate of Determination of Preferences of 6.875% Series I Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated March 31, 2004 and incorporated herein by reference.
3.13	Certificate of Determination of Preferences of 7.50% Series J Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
3.14	Certificate of Determination of Preferences of 7.950% Series K Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated June 24, 2004 and incorporated herein by reference.
3.15	Certificate of Determination of Preferences of 7.60% Series L Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated August 23, 2004 and incorporated herein by reference.
3.16	Certificate of Correction of Certificate of Determination of Preferences for the 7.00% Cumulative Preferred Stock, Series H of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated October 18, 2004 and incorporated herein by reference.

3.17	Amendment to Certificate of Determination of Preferences for the 7.00% Cumulative Preferred Stock, Series H of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated October 18, 2004 and incorporated herein by reference.
3.18	Certificate of Determination of Preferences of 7.20% Cumulative Preferred Stock, Series M of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated April 29, 2005 and incorporated herein by reference.
3.19	Certificate of Determination of Preferences of 7 1/8% Series N Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference.
3.20	Certificate of Determination of Preferences of 7.375% Series O Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
3.21	Certificate of Correction of Certificate of Determination of Preferences of 7.375% Cumulative Preferred Stock, Series O of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated August 10, 2006 and incorporated herein by reference.
3.22	Amendment to Certificate of Determination of Preferences of 7.375% Series O Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated August 10, 2006 and incorporated herein by reference.
3.23	Certificate of Determination of Preferences of 6.70% Series P Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated January 9, 2007 and incorporated herein by reference.
3.24	Certificate of Determination of Preferences of 6.55% Series Q Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated March 16, 2007 and incorporated herein by reference.
3.25	Restated Bylaws. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference
4.1	Deposit Agreement Relating to 7.00% Cumulative Preferred Stock, Series H of PS Business Parks, Inc., dated as of January 15, 2004. Filed with Registrant’s Current Report on Form 8-K dated January 15, 2004 and incorporated herein by reference.
4.2	Specimen Stock Certificate for Registrant’s 7.00% Cumulative Preferred Stock, Series H. Filed with Registrant’s Current Report on Form 8-K dated January 15, 2004 and incorporated herein by reference.
4.3	Deposit Agreement Relating to 6.875% Cumulative Preferred Stock, Series I of PS Business Parks, Inc., dated as of March 31, 2004. Filed with Registrant’s Current Report on Form 8-K dated March 31, 2004 and incorporated herein by reference.
4.4	Specimen Stock Certificate for Registrant’s 6.875% Cumulative Preferred Stock, Series I. Filed with Registrant’s Current Report on Form 8-K dated March 31, 2004 and incorporated herein by reference.
4.5	Deposit Agreement Relating to 7.95% Cumulative Preferred Stock, Series K of PS Business Parks, Inc., dated as of June 24, 2004. Filed with Registrant’s Current Report on Form 8-K dated June 24, 2004 and incorporated herein by reference.
4.6	Specimen Stock Certificate for Registrant’s 7.95% Cumulative Preferred Stock, Series K. Filed with Registrant’s Current Report on Form 8-K dated June 24, 2004 and incorporated herein by reference.
4.7	Deposit Agreement Relating to 7.60% Cumulative Preferred Stock, Series L of PS Business Parks, Inc., dated as of August 23, 2004. Filed with Registrant’s Current Report on Form 8-K dated August 23, 2004 and incorporated herein by reference.
4.8	Specimen Stock Certificate for Registrant’s 7.60% Cumulative Preferred Stock, Series L. Filed with Registrant’s Current Report on Form 8-K dated August 23, 2004 and incorporated herein by reference.
4.9	Deposit Agreement Relating to 7.20% Cumulative Preferred Stock, Series M of PS Business Parks, Inc., dated as of April 27, 2005. Filed with Registrant’s Current Report on Form 8-K dated April 27, 2005 and incorporated herein by reference.

4.10	Specimen Stock Certificate for Registrant’s 7.20% Cumulative Preferred Stock, Series M. Filed with Registrant’s Current Report on Form 8-K dated April 27, 2005 and incorporated herein by reference.
4.11	Deposit Agreement Relating to 7.375% Cumulative Preferred Stock, Series O of PS Business Parks, Inc., dated as of May 18, 2006. Filed with Registrant’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
4.12	Specimen Stock Certificate for Registrant’s 7.375% Cumulative Preferred Stock, Series O. Filed with Registrant’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
4.13	Deposit Agreement Relating to 6.70% Cumulative Preferred Stock, Series P of PS Business Parks, Inc., dated as of January 9, 2007. Filed with Registrant’s Current Report on Form 8-K dated January 9, 2007 and incorporated herein by reference.
4.14	Specimen Stock Certificate for Registrant’s 6.70% Cumulative Preferred Stock, Series P. Filed with Registrant’s Current Report on Form 8-K dated January 9, 2007 and incorporated herein by reference.
10.1	Amended Management Agreement between Storage Equities, Inc. and Public Storage Commercial Properties Group, Inc. dated as of February 21, 1995. Filed with PS’s Annual Report on Form 10-K for the year ended December 31, 1994 (SEC File No. 001-08389) and incorporated herein by reference.
10.2	Agreement of Limited Partnership of PS Business Parks, L.P. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.3*	Offer Letter/ Employment Agreement between Registrant and Joseph D. Russell, Jr., dated as of September 6, 2002. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
10.4	Form of Indemnity Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.5*	Form of Indemnification Agreement for Executive Officers. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.6	Cost Sharing and Administrative Services Agreement dated as of November 16, 1995 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.7	Amendment to Cost Sharing and Administrative Services Agreement dated as of January 2, 1997 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.8	Accounts Payable and Payroll Disbursement Services Agreement dated as of January 2, 1997 by and between PSCC, Inc. and AOPP LP. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.9	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.875% Series B Cumulative Redeemable Preferred Units, dated as of April 23, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.10	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9.25% Series A Cumulative Redeemable Preferred Units, dated as of April 30, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.11	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.75% Series C Cumulative Redeemable Preferred Units, dated as of September 3, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.

10.12	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.875% Series X Cumulative Redeemable Preferred Units, dated as of September 7, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.13	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to Additional 8.875% Series X Cumulative Redeemable Preferred Units, dated as of September 23, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.14	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.875% Series Y Cumulative Redeemable Preferred Units, dated as of July 12, 2000. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 001-10709) and incorporated herein by reference.
10.15	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9.50% Series D Cumulative Redeemable Preferred Units, dated as of May 10, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
10.16	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9.50% Series D Cumulative Redeemable Preferred Units, dated as of June 18, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
10.17	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9 1/4% Series E Cumulative Redeemable Preferred Units, dated as of September 21, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
10.18	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.75% Series F Cumulative Redeemable Preferred Units, dated as of January 18, 2002. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
10.19	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.95% Series G Cumulative Redeemable Preferred Units, dated as of October 30, 2002. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.20	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.00% Series H Cumulative Redeemable Preferred Units, dated as of January 16, 2004. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.21	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 6.875% Series I Cumulative Redeemable Preferred Units, dated as of April 21, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10.22	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.50% Series J Cumulative Redeemable Preferred Units, dated as of May 27, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
10.23	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.50% Series J Cumulative Redeemable Preferred Units, dated as of June 17, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
10.24	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.95% Series K Cumulative Redeemable Preferred Units, dated as of June 30, 2004, filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.25	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.60% Series L Cumulative Redeemable Preferred Units, dated as of August 31, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10.26	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.00% Series H Cumulative Redeemable Preferred Units, dated as of October 25, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10.27	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.20% Series M Cumulative Redeemable Preferred Units, dated as of May 2, 2005. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.
10.28	Amendment No. 1 to Amendment to Agreement of Limited Partnership Relating to 7.20% Series M Cumulative Redeemable Preferred Units, dated as of May 9, 2005. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.
10.29	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7 1/8% Series N Cumulative Redeemable Preferred Units, dated as of December 12, 2005. Filed with Registrant’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference.
10.30	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.375% Series O Cumulative Redeemable Preferred Units, dated as of June 16, 2006. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.
10.31	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.375% Series O Cumulative Redeemable Preferred Units, dated as of August 16, 2006. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.32	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 6.70% Series P Cumulative Redeemable Preferred Units, dated as of January 9, 2007. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.33	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 6.55% Series Q Cumulative Redeemable Preferred Units, dated as of March 12, 2007. Filed with Registrant’s Current Report on Form 8-K dated March 16, 2007 and incorporated herein by reference.
10.34	Registration Rights Agreement by and between PS Business Parks, Inc. and GSEP 2002 Realty Corp., dated as of October 30, 2002, relating to 7.95% Series G Cumulative Redeemable Preferred Units. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
10.35	Amended and Restated Registration Rights Agreement by and between PS Business Parks, Inc. and GSEP 2004 Realty Corp., dated as of June 17, 2004, relating to 7.50% Series J Cumulative Redeemable Preferred Units. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
10.36	Registration Rights Agreement by and between PS Business Parks, Inc. and GSEP 2005 Realty Corp., dated as of December 12, 2005. Filed with Registrant’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference.
10.37	Registration Rights Agreement by and between PS Business Parks, Inc. and GSEP 2006 Realty Corp., dated as of March 12, 2007. Filed with Registrant’s Current Report on Form 8-K dated March 16, 2007 and incorporated herein by reference.
10.38	Amended and Restated Revolving Credit Agreement dated as of October 29, 2002 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (SEC File No. 001-10709) and incorporated herein by reference.

10.39	Modification Agreement, dated as of December 29, 2003. Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference. This exhibit modifies the Amended and Restated Revolving Credit Agreement dated as of October 29, 2002 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (SEC File No. 001-10709) and incorporated herein by reference.
10.40	Modification Agreement, dated as of January 23, 2004. Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference. This exhibit modifies the Modification Agreement dated as of December 29, 2003 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.41	Third Modification Agreement, dated as of August 5, 2005. Filed with the Registrant’s Current Report on Form 8-K dated August 5, 2005 and incorporated herein by reference. This exhibit modifies the Modification Agreement dated as of January 23, 2004 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.42	Fourth Modification Agreement dated as of July 30, 2008 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with Registrant’s Current Report of Form 8-K dated August 5, 2008 and incorporated herein by reference.
10.43	Letter Agreement, dated as of December 29, 2003, between Public Storage, Inc. and PS Business Parks, L.P. Filed with the Registrant’s Current Report on Form 8- K dated January 14, 2004 and incorporated herein by reference.
10.44*	Registrant’s 1997 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (No. 333-48313) and incorporated herein by reference.
10.45*	Registrant’s 2003 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (No. 333-104604) and incorporated herein by reference.
10.46*	Retirement Plan for Non-Employee Directors. Filed with Registrant’s Registration Statement on Form S-8 (No. 333-129463) and incorporated herein by reference.
10.47*	Form of PS Business Parks, Inc. Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10.48*	Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10.49*	Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.
21	List of Subsidiaries. Filed herewith.
23	Consent of Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Management contract or compensatory plan or arrangement