Form 10-Q
period 2009-03-31
PS BUSINESS PARKS INC/CA
filed 2009-05-07
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  _____  to  _____
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☑
As of April 30, 2009, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 20,525,411.

PS BUSINESS PARKS, INC.
INDEX

PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,093	$55,015

Real estate facilities, at cost:
Land	494,849	494,849
Buildings and equipment	1,521,785	1,517,484

	2,016,634	2,012,333
Accumulated depreciation	(659,565)	(637,948)

	1,357,069	1,374,385
Land held for development	7,869	7,869

	1,364,938	1,382,254

Rent receivable	2,878	2,055
Deferred rent receivable	21,978	21,633
Other assets	4,994	8,366

Total assets	$1,399,881	$1,469,323

LIABILITIES AND EQUITY

Accrued and other liabilities	$48,373	$46,428
Mortgage notes payable	53,840	59,308

Total liabilities	102,213	105,736

Commitments and contingencies

Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 25,042 and 28,250 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	626,046	706,250
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,523,288 and 20,459,916 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	204	204
Paid-in capital	396,180	363,587
Cumulative net income	639,106	622,113
Cumulative distributions	(594,322)	(571,340)

Total PS Business Parks, Inc.’s shareholders’ equity	1,067,214	1,120,814

Noncontrolling interests:
Preferred units	73,418	94,750
Common units	157,036	148,023

Total noncontrolling interests	230,454	242,773

Total equity	1,297,668	1,363,587

Total liabilities and equity	$1,399,881	$1,469,323

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2009	2008
Revenues:
Rental income	$69,747	$70,111
Facility management fees	177	195

Total operating revenues	69,924	70,306

Expenses:
Cost of operations	22,755	22,490
Depreciation and amortization	22,391	25,447
General and administrative	1,976	2,046

Total operating expenses	47,122	49,983

Other income and expenses:
Interest and other income	179	328
Interest expense	(930)	(993)

Total other income and expenses	(751)	(665)

Net income	$22,051	$19,658

Net income allocation:
Common shareholders	$32,961	$3,749
Preferred shareholders	(16,026)	12,756
Noncontrolling interests — common units	11,772	1,348
Noncontrolling interests — preferred units	(6,714)	1,752
Restricted stock unit holders	58	53

	$22,051	$19,658

Net income per common share:
Basic	$1.61	$0.18
Diluted	$1.60	$0.18

Weighted average common shares outstanding:
Basic	20,470	20,435

Diluted	20,541	20,629

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENT OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Unaudited, in thousands, except share data)

								Total PS
								Business Parks,
								Inc.’s
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity	Interests	Equity
Balances at December 31, 2008	28,250	$706,250	20,459,916	$204	$363,587	$622,113	$(571,340)	$1,120,814	$242,773	$1,363,587
Repurchase of preferred stock, net of issuance costs	(3,208)	(80,204)	—	—	32,788	—	(2,783)	(50,199)	—	(50,199)
Repurchase of preferred unit, net of issuance costs	—	—	—	—	9,578	—	—	9,578	(21,913)	(12,335)
Stock compensation, net	—	—	63,372	—	(320)	—	—	(320)	—	(320)
Net income	—	—	—	—	—	16,993	—	16,993	5,058	22,051
Distributions:
Preferred stock	—	—	—	—	—	—	(11,196)	(11,196)	—	(11,196)
Common stock	—	—	—	—	—	—	(9,003)	(9,003)	—	(9,003)
Noncontrolling interests	—	—	—	—	—	—	—	—	(4,917)	(4,917)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	(9,453)	—	—	(9,453)	9,453	—

Balances at March 31, 2009	25,042	$626,046	20,523,288	$204	$396,180	$639,106	$(594,322)	$1,067,214	$230,454	$1,297,668

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months
	Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$22,051	$19,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	22,391	25,447
In-place lease adjustment	(86)	(48)
Lease incentives net of tenant improvement reimbursements	(81)	(31)
Amortization of mortgage premium	(66)	(63)
Stock compensation, net	(320)	554
Decrease in receivables and other assets	2,035	2,201
Increase in accrued and other liabilities	2,281	1,737

Total adjustments	26,154	29,797

Net cash provided by operating activities	48,205	49,455

Cash flows from investing activities:
Capital improvements to real estate facilities	(5,075)	(9,056)

Net cash used in investing activities	(5,075)	(9,056)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(274)	(281)
Repayment of mortgage note payable	(5,128)	—
Proceeds from the exercise of stock options	—	114
Repurchase of common stock	—	(21,626)
Repurchase of preferred stock	(50,199)	—
Repurchase of preferred units	(12,335)	—
Distributions paid to common shareholders	(9,003)	(8,982)
Distributions paid to preferred shareholders	(11,196)	(12,756)
Distributions paid to noncontrolling interests — common units	(3,214)	(3,214)
Distributions paid to noncontrolling interests — preferred units	(1,703)	(1,752)

Net cash used in financing activities	(93,052)	(48,497)

Net decrease in cash and cash equivalents	(49,922)	(8,098)
Cash and cash equivalents at the beginning of the period	55,015	35,041

Cash and cash equivalents at the end of the period	$5,093	$26,943

Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests — common units	$9,453	$(2,688)
Paid-in capital	$(9,453)	$2,688
See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
1. Organization and description of business
PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of March 31, 2009, PSB owned 73.7% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units were owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”
The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties, primarily multi-tenant flex, office and industrial space. As of March 31, 2009, the Company owned and operated approximately 19.6 million rentable square feet of commercial space located in eight states. The Company also manages approximately 1.4 million rentable square feet on behalf of PS and its affiliated entities.
References to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).
2. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
Allowance for doubtful accounts
The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 and $300,000 at March 31, 2009 and December 31, 2008, respectively.

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
Real estate facilities
Real estate facilities are recorded at cost. Costs related to the renovation or improvement of the properties are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Expenditures that are expected to benefit a period greater than two years and exceed $2,000 are capitalized and depreciated over the estimated useful life. Buildings and equipment are depreciated on the straight-line method over the estimated useful lives, which are generally 30 and five years, respectively. Transaction costs in excess of $1,000 for leases with terms greater than one year are capitalized and depreciated over their estimated useful lives. Transaction costs for leases of one year or less or less than $1,000 are expensed as incurred.
Intangible assets/liabilities
Intangible assets and liabilities include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values (included in other assets and accrued liabilities in the accompanying consolidated balance sheets) are amortized, net, to rental income over the remaining non-cancelable terms of the respective leases. The Company recorded net amortization of $86,000 and $48,000 of intangible assets and liabilities resulting from the above-market and below-market lease values during the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the value of in-place leases resulted in a net intangible asset of $159,000, net of $1.0 million of accumulated amortization, and a net intangible liability of $477,000, net of $880,000 of accumulated amortization. As of December 31, 2008, the value of in-place leases resulted in a net intangible asset of $181,000, net of $1.0 million of accumulated amortization, and a net intangible liability of $585,000, net of $772,000 of accumulated amortization.
Evaluation of asset impairment
The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At March 31, 2009, the Company did not consider any assets to be impaired.

Stock-based compensation
Stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. See Note 11.
Revenue and expense recognition
Revenue is recognized in accordance with Staff Accounting Bulletin No. 104 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed or determinable; and collectability is reasonably assured. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Straight-line rent is recognized for all tenants with contractual increases in rent that are not included on the Company’s credit watch list. Deferred rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred. Property management fees are recognized in the period earned.
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
Income taxes
The Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2008 and intends to continue to meet such requirements for 2009. Accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.
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
Net income allocation
Net income was allocated as follows (in thousands):

	For the Three Months
	Ended March 31,
	2009	2008
Common shareholders	$32,961	$3,749
Preferred shareholders:
Distributions to preferred shareholders	11,196	12,756
Gain on repurchase of preferred stock, net of issuance costs	(27,222)	—

Total net income allocable to preferred shareholders	(16,026)	12,756

Noncontrolling interests — common units	11,772	1,348
Noncontrolling interests — preferred units:
Distributions to preferred unit holders	1,703	1,752
Gain on repurchase of preferred units, net of issuance costs	(8,417)	—

Total net income allocable to noncontrolling interests	(6,714)	1,752

Restricted stock unit holders	58	53

	$22,051	$19,658

Net income per common share
Per share amounts are computed using the number of weighted average common shares outstanding. “Diluted” weighted average common shares outstanding includes the dilutive effect of stock options and restricted stock units under the treasury stock method. “Basic” weighted average common shares outstanding excludes such effect. In accordance with FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), the Company’s restricted stock units are participating securities and included in the computation of basic and diluted weighted average common shares outstanding. In addition, the adoption of FSP EITF 03-6-1 resulted in allocation of net income to the restricted stock unit holders that are not forfeitable and in excess of expense recorded and a reduction in net income allocable to common shareholders. Earnings per share has been calculated as follows (in thousands, except per share amounts):

	For the Three Months
	Ended March 31,
	2009	2008
Net income allocable to common shareholders	$32,961	$3,749

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	20,470	20,435
Net effect of dilutive stock compensation — based on treasury stock method using average market price	71	194

Diluted weighted average common shares outstanding	20,541	20,629

Net income per common share — Basic	$1.61	$0.18

Net income per common share — Diluted	$1.60	$0.18

Options to purchase approximately 279,000 and 62,000 shares for the three months ended March 31, 2009 and 2008, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.
Segment reporting
The Company views its operations as one segment.
Reclassifications
Certain reclassifications have been made to the consolidated financial statements for 2008 in order to conform to the 2009 presentation.
3. Real estate facilities
The activity in real estate facilities for the three months ended March 31, 2009 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Equipment	Depreciation	Total
Balances at December 31, 2008	$494,849	$1,517,484	$(637,948)	$1,374,385
Capital improvements, net	—	5,075	—	5,075
Disposals	—	(774)	774	—
Depreciation expense	—	—	(22,391)	(22,391)

Balances at March 31, 2009	$494,849	$1,521,785	$(659,565)	$1,357,069

In accordance with SFAS No. 141(R), “Business Combinations,” the purchase price of acquired properties is allocated to land, buildings and equipment and identified tangible and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized lease commissions, value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values. In addition, acquisition-related costs are recognized separately and expensed as incurred.
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
The Company did not acquire any assets or assume any liabilities during the three months ended March 31, 2009 and 2008.

4. Leasing activity
The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues excluding recovery of operating expenses as of March 31, 2009 under these leases are as follows (in thousands):

2009	$154,624
2010	166,822
2011	119,439
2012	81,066
2013	48,408
Thereafter	72,369

Total	$642,728

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $14.6 million and $14.3 million for the three months ended March 31, 2009 and 2008, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.
Leases accounting for approximately 4.5% of total leased square footage are subject to termination options which include leases for approximately 1.4% of total leased square footage having termination options exercisable through December 31, 2009. In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.
5. Bank loans
On July 30, 2008, the Company extended the term of its line of credit (the “Credit Facility”) with Wells Fargo Bank to August 1, 2010. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.70% to LIBOR plus 1.50% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $300,000, which is being amortized over the life of the Credit Facility. The Company had no balance outstanding on its Credit Facility at March 31, 2009 or December 31, 2008. The Credit Facility requires the Company to meet certain covenants, and the Company was in compliance with all such covenants at March 31, 2009.

6. Mortgage notes payable
Mortgage notes consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
5.73% mortgage note, secured by one commercial property with a net book value of $29.5 million, principal and interest payable monthly, due March, 2013	$14,180	$14,247
6.15% mortgage note, secured by one commercial property with a net book value of $29.4 million, principal and interest payable monthly, due November, 2031 (1)	16,795	16,912
5.52% mortgage note, secured by one commercial property with a net book value of $16.0 million, principal and interest payable monthly, due May, 2013	9,996	10,053
5.68% mortgage note, secured by one commercial property with a net book value of $17.8 million, principal and interest payable monthly, due May, 2013	10,009	10,065
5.61% mortgage note, secured by one commercial property with a net book value of $5.8 million, principal and interest payable monthly, due January, 2011 (2)	2,860	2,887
7.29% mortgage note, secured by one commercial property with a net book value of $6.0 million, principal and interest payable monthly, repaid February, 2009	—	5,144

Total	$53,840	$59,308

(1)	The mortgage note has a stated principal balance of $16.2 million and a stated interest rate of 7.20%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 6.15%. The unamortized premiums were $584,000 and $635,000 as of March 31, 2009 and December 31, 2008, respectively. This mortgage is repayable without penalty beginning November, 2011.

(2)	The mortgage note has a stated principal balance of $2.7 million and a stated interest rate of 7.61%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 5.61%. The unamortized premiums were $120,000 and $136,000 as of March 31, 2009 and December 31, 2008, respectively.
At March 31, 2009, mortgage notes payable have a weighted average interest rate of 5.81% and a weighted average maturity of 3.5 years with principal payments as follows (in thousands):

2009	$954
2010	1,376
2011	19,426
2012	856
2013	31,228

Total	$53,840

7. Noncontrolling interests
In accordance with SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” the Company reports noncontrolling interests within equity in the consolidated financial statements, but separate from the Company’s shareholders’ equity. In addition, the adoption of SFAS 160 resulted in net income allocable to noncontrolling interests no longer being treated as a reduction to net income but shown as a reduction from net income in calculating net income allocable to common shareholders.

Common partnership units
The Company presents the accounts of PSB and the Operating Partnership on a consolidated basis. Ownership interests in the Operating Partnership that can be redeemed for common stock, other than PSB’s interest, are classified as noncontrolling interests — common units in the consolidated financial statements. Net income allocable to noncontrolling interests — common units consists of the noncontrolling units interests’ share of the consolidated operating results after allocation to preferred units and shares. Beginning one year from the date of admission as a limited partner (common units) and subject to certain limitations described below, each limited partner other than PSB has the right to require the redemption of its partnership interest.
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
At March 31, 2009, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. On a fully converted basis, assuming all 7,305,355 noncontrolling interests — common units were converted into shares of common stock of PSB at March 31, 2009, the noncontrolling interests — common units would convert into approximately 26.3% of the common shares outstanding. Combined with PS’s common stock ownership, on a fully converted basis, PS has a combined ownership of approximately 45.7% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the noncontrolling interest based upon the ownership interest, and an adjustment is made to the noncontrolling interest, with a corresponding adjustment to paid-in capital, to reflect the noncontrolling interests’ equity interest in the Company.
Preferred partnership units
Through the Operating Partnership, the Company had the following preferred units outstanding as of March 31, 2009 and December 31, 2008:

				March 31, 2009		December 31, 2008
		Earliest Potential	Dividend	Units	Amount	Units	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)	Outstanding	(in thousands)
Series G	October, 2002	October, 2007	7.950%	800,000	$20,000	800,000	$20,000
Series J	May & June, 2004	May, 2009	7.500%	1,710,000	42,750	1,710,000	42,750
Series N	December, 2005	December, 2010	7.125%	223,300	5,583	800,000	20,000
Series Q	March, 2007	March, 2012	6.550%	203,400	5,085	480,000	12,000

Total				2,936,700	$73,418	3,790,000	$94,750

During the three months ended March 31, 2009, the Company paid $12.3 million to repurchase 853,300 units of various series of Cumulative Redeemable Preferred Units for a weighted average purchase price of $14.46 per unit. In accordance with EITF Topic D-42, the purchase price discount, equaling the liquidation value of $25.00 per unit over the weighted average purchase price of $14.46 per unit, is added to net income allocable to common shareholders, net of the original issue discount.
The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of March 31, 2009, the Company had $2.1 million of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.

8. Related party transactions
Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and its affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $97,000 for the three months ended March 31, 2009 and 2008.
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
The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under these contracts were $177,000 and $195,000 for the three months ended March 31, 2009 and 2008, respectively.
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
Either the Company or PS can cancel the property management contract upon 60 days notice. Management fee expenses under the contract were approximately $16,000 and $11,000 for the three months ended March 31, 2009 and 2008, respectively.
At March 31, 2009, the Company had amounts due to PS of $17,000 for these contracts, as well as for certain operating expenses, compared to amounts due from PS of $763,000 at December 31, 2008.

9. Shareholders’ equity
Preferred stock
As of March 31, 2009 and December 31, 2008, the Company had the following series of preferred stock outstanding:

				March 31, 2009		December 31, 2008
		Earliest Potential	Dividend	Shares	Amount	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)	Outstanding	(in thousands)
Series H	January & October, 2004	January, 2009	7.000%	6,340,776	$158,520	8,200,000	$205,000
Series I	April, 2004	April, 2009	6.875%	2,745,050	68,626	3,000,000	75,000
Series K	June, 2004	June, 2009	7.950%	2,165,000	54,125	2,300,000	57,500
Series L	August, 2004	August, 2009	7.600%	1,935,000	48,375	2,300,000	57,500
Series M	May, 2005	May, 2010	7.200%	3,182,000	79,550	3,300,000	82,500
Series O	June & August, 2006	June, 2011	7.375%	3,384,000	84,600	3,800,000	95,000
Series P	January, 2007	January, 2012	6.700%	5,290,000	132,250	5,350,000	133,750

Total				25,041,826	$626,046	28,250,000	$706,250

During the three months ended March 31, 2009, the Company paid $50.2 million to repurchase 3,208,174 depositary shares, each representing 1/1,000 of a share of various series of Cumulative Redeemable Preferred Stock for a weighted average purchase price of $15.65 per depositary share. In accordance with EITF Topic D-42, the purchase price discount, equaling the liquidation value of $25.00 per depositary share over the weighted average purchase price per depository share of $15.65, is added to net income allocable to common shareholders, net of the original issue discount.
The Company paid $11.2 million and $12.8 million in distributions to its preferred shareholders for the three months ended March 31, 2009 and 2008, respectively.
Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured.
Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. As of March 31, 2009, the Company had $20.7 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock
The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the three months ended March 31, 2008, the Company repurchased 370,042 shares of common stock at an aggregate cost of $18.3 million or an average cost per share of $49.52. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million or an average cost per share of $35.84. Under existing board authorizations, the Company can repurchase an additional 2.2 million shares. No shares were repurchased during the three months ended March 31, 2009.
The Company paid $9.0 million ($0.44 per common share) in distributions to its common shareholders for the three months ended March 31, 2009 and 2008.

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
The weighted average grant date fair value of options granted during the three months ended March 31, 2009 was $3.01 per share. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the three months ended March 31, 2009: a dividend yield of 5.0%; expected volatility of 19.1%; expected life of five years; and risk-free interest rates of 1.8%. No options were granted during the three months ended March 31, 2008.
The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2009 and 2008 was $35.00 and $52.35, respectively. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant.
At March 31, 2009, there were a combined total of 1.2 million options and restricted stock units authorized to grant. Information with respect to outstanding options and nonvested restricted stock units granted under the 1997 Plan and 2003 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2008	556,353	$39.00
Granted	10,000	$35.16
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2009	566,353	$38.93	4.51 Years	$1,939

Exercisable at March 31, 2009	458,153	$35.66	3.81 Years	$1,922

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2008	229,688	$54.81
Granted	11,700	$35.00
Vested	(101,617)	$54.88
Forfeited	(5,900)	$56.52

Nonvested at March 31, 2009	133,871	$52.96

Included in the Company’s consolidated statements of income for the three months ended March 31, 2009 and 2008, was $122,000 and $106,000, respectively, in compensation expense related to stock options. Net compensation expense of $935,000 and $880,000 related to restricted stock units was recognized during the three months ended March 31, 2009 and 2008, respectively.
As of March 31, 2009, there was $710,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 2.6 years. As of March 31, 2009, there was $5.1 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 3.7 years.
Cash received from 5,000 stock options exercised during the three months ended March 31, 2008 was $114,000. The aggregate intrinsic value of the stock options exercised during the three months ended March 31, 2008 was $105,000. No options were exercised during the three months ended March 31, 2009.
During the three months ended March 31, 2009, 101,617 restricted stock units vested; in settlement of these units, 63,372 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the three months ended March 31, 2009 was $3.6 million. During the three months ended March 31, 2008, 22,069 restricted stock units vested; in settlement of these units, 14,184 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the three months ended March 31, 2008 was $1.1 million.
In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income was $31,000 and $25,000 in compensation expense for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and 2008, there was $355,000 and $286,000, respectively, of unamortized compensation expense related to these shares.

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
During the first three months of 2009, the Company successfully leased or re-leased 1.3 million square feet of space while experiencing a decrease in rental rates. Total net operating income for the three months ended March 31, 2009 decreased $629,000, or 1.3%, compared to the three months ended March 31, 2008. See further discussion of operating results below.
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
Revenue Recognition: We recognize revenue in accordance with Staff Accounting Bulletin No. 104 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements (“SAB 104”), as amended. SAB 104 requires that the following four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed or determinable; and collectability is reasonably assured. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Straight-line rent is recognized for all tenants with contractual increases in rent that are not included on the Company’s credit watch list. Deferred rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as rental income in the period the applicable costs are incurred.
Property Acquisitions: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” we allocate the purchase price of acquired properties to land, buildings and equipment and identified tangible and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized lease commissions, value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values. In addition, acquisition-related costs are recognized separately and expensed as incurred.

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
Allowance for Doubtful Accounts: Rental revenue from our tenants is our principal source of revenue. We monitor the collectability of our receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, we maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible tenant receivables and deferred rent. As discussed below, determination of the adequacy of these allowances requires significant judgments and estimates. Our estimate of the required allowance is subject to revision as the factors discussed below change and is sensitive to the effect of economic and market conditions on our tenants.
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

Impairment of Long-Lived Assets: The Company evaluates a property for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. On a quarterly basis, we evaluate our entire portfolio for impairment based on current operating information. In the event that these periodic assessments reflect that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, the Company would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. Management must make assumptions related to the property such as future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels and the estimated proceeds generated from the future sale of the property. These assumptions could differ materially from actual results in future periods. Since SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” provides that the future cash flows used in this analysis be considered on an undiscounted basis, our intent to hold properties over the long-term directly decreases the likelihood of recording an impairment loss. If our strategy changes or if market conditions otherwise dictate an earlier sale date, an impairment loss could be recognized, and such loss could be material.
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
Effect of Economic Conditions on the Company’s Operations:
During 2008 and continuing in 2009, weakening economic conditions continued to impact commercial real estate as the Company experienced a decrease in new rental rates over expiring rental rates on executed leases as well as declining occupancy during the first quarter of 2009. It is uncertain what impact the current recession will have on the Company’s ability to maintain current occupancy levels and rental rates. A continued deepening economic recession may have a significant impact on the Company, potentially resulting in further reductions in occupancy and rental rates.
While the Company historically has experienced a low level of write-offs due to business failures and bankruptcy filing, there is inherent uncertainty in a tenant’s ability to continue paying rent when in bankruptcy. As of April 30, 2009, the Company had approximately 69,000 square feet of leased space that is occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. In addition, the Company had tenants occupying approximately 245,000 square feet who vacated their space during the three months ended March 31, 2009 as a result of business failures. A number of other tenants have contacted us, requesting a reduction in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.

Company Performance and Effect of Economic Conditions on Primary Markets:
The Company’s operations are substantially concentrated in 10 regions. Current market conditions for each region are summarized below. During the three months ended March 31, 2009, rental rates on new and renewed leases within the Company’s overall portfolio decreased 9.9% over expiring rents. Below is a summary of the general market conditions as well as the Company’s operating statistics for each of the 10 regions in which the Company operates. The Company has compiled the market information set forth below using third party reports for each respective market. The Company considers these sources to be reliable, but there can be no assurance that the information in these reports is accurate.
The Company owns approximately 4.0 million square feet in Southern California in Los Angeles, Orange and San Diego Counties. Market vacancies have increased due to the continued weakening in the economy combined with the lack of credit availability and its effect on small businesses. These factors have also created significantly more competition for tenants, which in turn has placed pressure on rental rates. Vacancy rates in Southern California range from 3.3% to 17.5%. The Company’s vacancy rate in this region at March 31, 2009 was 9.8%. For the three months ended March 31, 2009, the overall market experienced negative net absorption of 0.2% for the reasons noted above as well as the completion of newly constructed space in 2008. The Company’s weighted average occupancy for the region decreased from 95.3% for the first three months of 2008 to 90.5% for the first three months of 2009. Annualized realized rent per square foot increased 1.1% from $17.09 per square foot for the first three months of 2008 to $17.28 per square foot for the first three months of 2009.
The Company owns approximately 1.8 million square feet in Northern California with concentrations in Sacramento, the East Bay (Hayward and San Ramon) and Silicon Valley (San Jose and Santa Clara). Vacancy rates in these submarkets are 21.6%, 20.3% and 17.0%, respectively. The Company’s vacancy rate in its Northern California portfolio at March 31, 2009 was 11.4%. Demand in these submarkets slowed measurably in the second half of 2008 and continued to slow in the first three months of 2009. The time necessary to execute a transaction has lengthened as tenants weigh various options. During the second half of 2008 and beginning of 2009, lease renewals and short-term leases were the most common leasing activity in the market as firms are seeking ways of reducing costs. For the three months ended March 31, 2009, the combined submarkets noted above experienced negative net absorption of 1.3%. The Company’s weighted average occupancy in this region decreased from 91.6% for the first three months of 2008 to 90.2% for the first three months of 2009. Annualized realized rent per square foot decreased 1.3% from $14.21 per square foot for the first three months of 2008 to $14.03 per square foot for the first three months of 2009.
The Company owns approximately 1.2 million square feet in Southern Texas, specifically in the Austin and Houston markets. Market vacancy rates are 13.1% in the Austin market and 12.6% in the Houston market. The Company’s vacancy rate for these combined markets at March 31, 2009 was 12.7%. During the second half of 2008 and continuing into 2009, demand eased in these markets due to the slowdown in the oil and gas industry as a result of declining oil prices. For the three months ended March 31, 2009, the combined markets experienced negative net absorption of 0.4%. The Company’s weighted average occupancy in this region decreased from 95.5% for the first three months of 2008 to 87.7% for the first three months of 2009. Annualized realized rent per square foot increased 12.7% from $11.09 per square foot for the first three months of 2008 to $12.50 per square foot for the first three months of 2009.
The Company owns approximately 1.7 million square feet in Northern Texas, primarily located in the Dallas Metroplex market. The market vacancy rate in Las Colinas, where significant concentrations of the Company’s properties are located, is 11.4%. The Company’s vacancy rate at March 31, 2009 in this market was 8.2%. During the end of 2008 and continuing into 2009, this market began to show signs of softening in fundamentals as a result of the impact of the national recession. Vacancy is on the rise due to a high volume of construction completed in 2008 and slowing job growth. Despite these weakening fundamentals, the market experienced positive net absorption of 0.2% for the three months ended March 31, 2009. The Company’s weighted average occupancy for the region decreased from 93.1% for the first three months of 2008 to 92.5% for the first three months of 2009. Annualized realized rent per square foot increased 1.8% from $10.59 per square foot for the first three months of 2008 to $10.78 per square foot for the first three months of 2009.

The Company owns approximately 3.6 million square feet in South Florida, which consists of Miami International Commerce Center (“MICC”) business park located in the Airport West submarket of Miami-Dade County and two multi-tenant flex parks located in Palm Beach County. MICC is located less than one mile from the cargo entrance of the Miami International Airport, which is one of the most active ports in the United States. The impact of the current economic recession on the import/export business is beginning to cause a slow down in Miami. Market vacancy rates for Miami-Dade County and Palm Beach County are 10.6% and 10.5%, respectively, compared with the Company’s South Florida vacancy rate of 3.7% at March 31, 2009. For the three months ended March 31, 2009, the combined markets experienced negative net absorption of 1.2%. The Company’s weighted average occupancy in this region outperformed the market, decreasing from 96.7% for the first three months of 2008 to 96.1% for the first three months of 2009. Annualized realized rent per square foot increased 3.3% from $9.23 per square foot for the first three months of 2008 to $9.53 per square foot for the first three months of 2009.
The Company owns approximately 3.0 million square feet in the Northern Virginia submarket of Washington D.C., where the average market vacancy rate is 13.4%. The Company’s vacancy rate at March 31, 2009 was 6.8%. Vacancy rates in this market increased as tenants downsize their existing space due to the economic recession. The increase in sublease space and decrease in demand has lengthened the time of lease negotiations. For the three months ended March 31, 2009, the market experienced negative net absorption of 0.3%. The Company’s annualized realized rent per square foot increased 3.3% from $19.95 per square foot for the first three months of 2008 to $20.60 per square foot for the first three months of 2009. The Company’s weighted average occupancy decreased from 96.8% for the first three months of 2008 to 93.5% for the first three months of 2009.
The Company owns approximately 1.8 million square feet in the Maryland submarket of Washington D.C. The Company’s vacancy rate in the region at March 31, 2009 was 7.1% compared to 13.1% for the market as a whole. For the three months ended March 31, 2009, the market experienced negative net absorption of 0.4%, which is attributed to a decrease in demand for large blocks of space due to the slowing economy. The Company’s weighted average occupancy increased from 90.7% for the first three months of 2008 to 91.9% for the first three months of 2009. Annualized realized rent per square foot increased 2.3% from $23.45 per square foot for the first three months of 2008 to $23.99 per square foot for the first three months of 2009.
The Company owns approximately 1.3 million square feet in the Beaverton submarket of Portland, Oregon. The market vacancy rate in this region is 23.6%. The Company’s vacancy rate in the market was 18.3% at March 31, 2009. Recent economic trends and the economic recession have resulted in increases in both vacancy rates and rent concessions in the market. For the three months ended March 31, 2009, the market experienced negative net absorption of 0.5%. The Company’s weighted average occupancy decreased from 86.9% for the first three months of 2008 to 81.5% for the first three months of 2009. The decrease was primarily related to a 120,000 square foot tenant vacating its space during the second quarter of 2008. Despite the recent trends and slowdown, annualized realized rent per square foot increased 0.8% from $16.30 per square foot for the first three months of 2008 to $16.43 per square foot for the first three months of 2009.
The Company owns approximately 679,000 square feet in the Phoenix and Tempe submarkets of Arizona. Market vacancies increased significantly due in part to the number of housing-related tenants who have vacated space combined with companies contracting and reorganizing business operations. These factors have also created significantly more competition for tenants, which may result in higher lease concessions while limiting the Company’s ability to generate rental rate growth. The market vacancy rate is 14.5% compared to the Company’s vacancy rate of 13.1% at March 31, 2009. For the three months ended March 31, 2009, the market experienced negative net absorption of 0.9%. Annualized realized rent per square foot decreased 4.1% from $11.76 per square foot for the first three months of 2008 to $11.28 per square foot for the first three months of 2009. The Company’s weighted average occupancy in the region increased from 87.4% for the first three months of 2008 to 87.5% for the first three months of 2009.

The Company owns approximately 521,000 square feet in the state of Washington which mostly consists of Overlake Business Center, a 493,000 square foot multi-tenant office and flex business park located in Redmond. The weakened aerospace manufacturing industry and global economic slowdown has resulted in fewer imports and exports resulting in a softened demand in this market. For the three months ended March 31, 2009, this market experienced negative net absorption of 1.1%. The Company’s vacancy rate in this region at March 31, 2009 was 7.8% compared to 9.7% for the market as a whole. The Company’s weighted average occupancy decreased from 93.3% for the first three months of 2008 to 92.1% for the first three months of 2009. Annualized realized rent per square foot increased 6.3% from $18.94 per square foot for the first three months of 2008 to $20.13 per square foot for the first three months of 2009.
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
The Company made no acquisitions or dispositions during the three months ended March 31, 2009 and 2008.
Scheduled Lease Expirations:
In addition to the 1.7 million square feet, or 8.9%, of space available in our total portfolio as of March 31, 2009, leases representing approximately 17.3% of the leased square footage of our total portfolio are scheduled to expire during the remainder of 2009. Our ability to re-lease available space depends upon the market conditions in the specific submarkets in which our properties are located.
Impact of Inflation:
Although inflation has not been significant in recent years, it remains a factor in our economy, and the Company continues to seek ways to mitigate its potential impact. A substantial portion of the Company’s leases require tenants to pay operating expenses, including real estate taxes, utilities, and insurance, as well as increases in common area expenses, partially reducing the Company’s exposure to inflation. During 2008 and 2009, the Company experienced modest increases in certain operating costs, including repairs and maintenance, real estate taxes, property insurance and utility costs affecting the Company’s overall profit margin.
Concentration of Portfolio by Region:
Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table), are summarized for the three months ended March 31, 2009 by major geographic region below. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them as well as the investor the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization has been excluded from these financial measures as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization is generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. The table below reflects rental income, operating expenses and NOI for the three months ended March 31, 2009 based on geographical concentration. The total of all regions is equal to the amount of rental income and cost of operations recorded by the Company in accordance with GAAP. As part of the table below, we have shown the effect of depreciation and amortization on NOI. We have reconciled NOI to net income in the table under “Results of Operations” below. The percent of total by region reflects the actual contribution to rental income, cost of operations and NOI during the period (in thousands):

Three Months Ended March 31, 2009:

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,988	20.4%	$15,581	22.3%	$4,329	19.0%	$11,252	23.9%
Northern California	1,818	9.3%	5,754	8.2%	1,607	7.1%	4,147	8.8%
Southern Texas	1,161	5.9%	3,183	4.6%	1,377	6.1%	1,806	3.8%
Northern Texas	1,689	8.6%	4,213	6.0%	1,521	6.7%	2,692	5.7%
South Florida	3,596	18.4%	8,235	11.9%	2,641	11.6%	5,594	11.9%
Virginia	3,020	15.4%	14,533	20.8%	4,899	21.5%	9,634	20.5%
Maryland	1,770	9.1%	9,760	14.0%	3,276	14.4%	6,484	13.8%
Oregon	1,314	6.7%	4,398	6.3%	1,782	7.8%	2,616	5.6%
Arizona	679	3.5%	1,675	2.4%	709	3.1%	966	2.2%
Washington	521	2.7%	2,415	3.5%	614	2.7%	1,801	3.8%

Total before depreciation and amortization	19,556	100.0%	69,747	100.0%	22,755	100.0%	46,992	100.0%

Depreciation and amortization			—		22,391		(22,391)

Total based on GAAP			$69,747		$45,146		$24,601

Concentration of Credit Risk by Industry:
The information below depicts the industry concentration of our tenant base as of March 31, 2009. The Company analyzes this concentration to understand significant industry exposure risk.

% of Total
Annualized Rental
Industry	Income
Business Services	14.1%
Health Services	10.6%
Computer Hardware, Software and Related Services	9.7%
Warehouse, Distribution, Transportation and Logistics	9.0%
Government	8.1%
Insurance and Financial Services	7.7%
Engineering and Construction	7.4%
Retail, Food, and Automotive	6.6%
Communications	5.3%
Home Furnishings	3.8%
Electronics	3.3%
Educational Services	3.0%
Aerospace/Defense Products and Services	2.3%

Total	90.9%

The information below depicts the Company’s top 10 customers by annual rents as of March 31, 2009 (in thousands):

			% of Total
		Annualized	Annualized
Tenants	Square Footage	Rental Income (1)	Rental Income
U.S. Government	502	$13,257	4.7%
Kaiser Permanente	186	4,109	1.5%
Wells Fargo Bank	102	1,762	0.6%
Northrop Grumman	58	1,703	0.6%
AARP	102	1,684	0.6%
American Intercontinental University	75	1,423	0.5%
Raytheon	82	1,381	0.5%
Verizon	72	1,345	0.5%
Montgomery County Public Schools	47	1,339	0.5%
Intel Corporation	94	1,337	0.5%

Total	1,320	$29,340	10.5%

(1)	For leases expiring prior to December 31, 2009, annualized rental income represents income to be received under existing leases from March 31, 2009 through the date of expiration.
Comparative Analysis of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008
Results of Operations: In order to evaluate the performance of the Company’s overall portfolio over two comparable periods, management analyzes the operating performance of a consistent group of properties owned and operated throughout both periods (herein referred to as “Same Park”). For the three months ended March 31, 2009 and 2008, the Same Park facilities constitute 19.6 million rentable square feet, which includes 100.0% of the assets of the Company.
Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table) are summarized for the three months ended March 31, 2009 and 2008. The Company’s property operations account for substantially all of the net operating income earned by the Company. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following table presents the operating results of the Company’s properties for the three months ended March 31, 2009 and 2008 in addition to other income and expense items affecting net income (in thousands, except per square foot data):

	For the Three Months
	Ended March 31,
	2009	2008	Change
Rental income:
Same Park (1)	$69,747	$70,111	(0.5%)
Cost of operations:
Same Park	22,755	22,490	1.2%

Net operating income (2):
Same Park	46,992	47,621	(1.3%)

Other income and expenses:
Facility management fees	177	195	(9.2%)
Interest and other income	179	328	(45.4%)
Interest expense	(930)	(993)	(6.3%)
Depreciation and amortization	(22,391)	(25,447)	(12.0%)
General and administrative	(1,976)	(2,046)	(3.4%)

Net income	$22,051	$19,658	12.2%

Same Park gross margin (3)	67.4%	67.9%	(0.7%)
Same Park weighted average for the period:
Occupancy	91.4%	94.0%	(2.8%)
Annualized realized rent per square foot (4)	$15.61	$15.26	2.3%

(1)	See above for a definition of Same Park.

(2)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” above for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

(3)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income.

(4)	Same Park realized rent per square foot represents the annualized Same Park rental income earned per occupied square foot.
The following table summarizes the Same Park operating results by major geographic region for the three months ended March 31, 2009 and 2008 (in thousands):

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	March 31,	March 31,	Increase	March 31,	March 31,	Increase	March 31,	March 31,	Increase
Region	2009	2008	(Decrease)	2009	2008	(Decrease)	2009	2008	(Decrease)
Southern California	$15,581	$16,240	(4.1%)	$4,329	$4,247	1.9%	$11,252	$11,993	(6.2%)
Northern California	5,754	5,917	(2.8%)	1,607	1,701	(5.5%)	4,147	4,216	(1.6%)
Southern Texas	3,183	3,074	3.5%	1,377	1,340	2.8%	1,806	1,734	4.2%
Northern Texas	4,213	4,165	1.2%	1,521	1,438	5.8%	2,692	2,727	(1.3%)
South Florida	8,235	8,026	2.6%	2,641	2,748	(3.9%)	5,594	5,278	6.0%
Virginia	14,533	14,577	(0.3%)	4,899	4,641	5.6%	9,634	9,936	(3.0%)
Maryland	9,760	9,413	3.7%	3,276	3,074	6.6%	6,484	6,339	2.3%
Oregon	4,398	4,652	(5.5%)	1,782	1,816	(1.9%)	2,616	2,836	(7.8%)
Arizona	1,675	1,745	(4.0%)	709	779	(9.0%)	966	966	—
Washington	2,415	2,302	4.9%	614	706	(13.0%)	1,801	1,596	12.8%

Total Same Park	69,747	70,111	(0.5%)	22,755	22,490	1.2%	46,992	47,621	(1.3%)
Depreciation and amortization	—	—	—	22,391	25,447	(12.0%)	(22,391)	(25,447)	(12.0%)

Total based on GAAP	$69,747	$70,111	(0.5%)	$45,146	$47,937	(5.8%)	$24,601	$22,174	10.9%

Revenues: Revenues decreased $364,000 for the three months ended March 31, 2009 over the same period in 2008 driven primarily by a decrease in occupancy of 2.8%.
Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the three months ended March 31, 2009, $177,000 in revenue was recognized from facility management operations compared to $195,000 for the same period in 2008.

Cost of Operations: Cost of operations for the three months ended March 31, 2009 was $22.8 million compared to $22.5 million for the same period in 2008, an increase of $265,000, or 1.2%. The higher levels of operating costs were driven by an increase in property taxes of $608,000 as a result of increases in both rates and assessed values and higher utility costs of $453,000 partially offset by a decrease in repairs and maintenance costs of $599,000.
Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended March 31, 2009 was $22.4 million compared to $25.4 million for the same period in 2008. The decrease was primarily due to a decrease in capital expenditures combined with a reduction in acquisition activity for 2009 and 2008.
General and Administrative Expense: General and administrative expense consisted of the following expenses (in thousands):

	For the Three Months
	Ended March 31,		Increase
	2009	2008	(Decrease)
Compensation expense	$821	$911	(9.9%)
Stock compensation expense	698	688	1.5%
Professional and investor services	307	274	12.0%
Other expenses	150	173	(13.3%)

Total	$1,976	$2,046	(3.4%)

For the three months ended March 31, 2009, general and administrative costs have decreased $70,000 or 3.4% over the same period in 2008 due primarily to lower compensation expense in 2009.
Interest and Other Income: Interest and other income reflect earnings on cash balances in addition to miscellaneous income items. Interest income was $158,000 for the three months ended March 31, 2009 compared to $306,000 for the same period in 2008. The decrease was attributable to lower effective interest rates. Effective interest rates for the three months ended March 31, 2009 was 1.1% compared to 3.1% for the same period in 2008.
Interest Expense: Interest expense was $930,000 for the three months ended March 31, 2009 compared to $993,000 million for the same period in 2008. The decrease is primarily attributable to the repayment of a mortgage note of $5.1 million during the first quarter of 2009.
Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $5.1 million ($6.7 million loss allocated to preferred unit holders and $11.8 million of income allocated to common unit holders) for the three months ended March 31, 2009 compared to $3.1 million of allocated income ($1.8 million allocated to preferred unit holders and $1.3 million allocated to common unit holders) for the same period in 2008. The increase in net income allocable to noncontrolling interests for the three months ended March 31, 2009 over the same period of 2008 was primarily due to the net gain on the repurchase of preferred equity combined with a decrease in depreciation expense offset by a decrease in net operating income.
Liquidity and Capital Resources
Cash and cash equivalents decreased $49.9 million from $55.0 million at December 31, 2008 to $5.1 million at March 31, 2009. The decrease was primarily due to the repurchase of preferred equity partially offset by retained cash from operations.
Net cash provided by operating activities for the three months ended March 31, 2009 and 2008 was $48.2 million and $49.5 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders in addition to providing additional cash for future growth and debt repayment.

Net cash used in investing activities was $5.1 million and $9.1 million for the three months ended March 31, 2009 and 2008, respectively. The change of $4.0 million was primarily due to a decrease in recurring capital improvements. No properties were acquired in either the first three months of 2009 or 2008.
Net cash used in financing activities was $93.1 million and $48.5 million for three months ended March 31, 2009 and 2008, respectively. The change of $44.6 million was primarily due to an increase in cash paid for preferred equity repurchases of $62.5 million and the repayment of a mortgage note payable of $5.1 million offset with a decrease in cash paid for common stock repurchases of $21.6 million and a decrease in preferred and common equity distributions of $1.6 million.
The Company’s preferred equity outstanding increased to 39.3% of its market capitalization during the three months ended March 31, 2009. The Company’s capital structure is characterized by a low level of leverage. As of March 31, 2009, the Company had five fixed-rate mortgages totaling $53.8 million, which represented 3.0% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding mortgages and (3) the total number of common shares and common units outstanding at March 31, 2009 multiplied by the closing price of the stock on that date. The weighted average interest rate for the mortgages is approximately 5.8% per annum. The Company had approximately 7.7% of its properties, in terms of net book value, encumbered at March 31, 2009.
The Company focuses on retaining cash for reinvestment as we believe that this provides the greatest level of financial flexibility. During the three months ended March 31, 2009 and 2008, the Company generated approximately $14.9 million and $10.7 million, respectively, of retained cash. The Company defines retained cash as funds from operations less recurring capital expenditures, distributions and other non-cash adjustments. The amount of cash we retain depends in part on the amount of distributions we make to our shareholders, and, because the U.S. federal income tax rules applicable to real estate investment trusts (“REIT”) require us to distribute 90% of our taxable income to our shareholders, the amount of our distributions depends in part on the amount of our taxable income. Taxable income is a function of many factors which include, among others, the Company’s operating income, acquisition activity and preferred distributions. Changes in tax law will also impact the amount of taxable income. The Company takes these requirements into account when formulating strategies to maximize the amount of retained cash. Taxable income has historically grown as a result of both external growth and improving operating fundamentals requiring increased distributions to the Company’s common shareholders. While operating performance has been down recently due to the economic recession, it is possible that when the economy recovers and operating fundamentals improve, additional increases in distributions to the Company’s common shareholders may be required. With retained cash of $14.9 million for the three months ended March 31, 2009, the Company believes it has sufficient cash flow to cover the increased dividend. Going forward, the Company will continue to monitor its taxable income and the corresponding dividend requirements.
On July 30, 2008, the Company extended the term of its line of credit (the “Credit Facility”) with Wells Fargo Bank to August 1, 2010. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.70% to LIBOR plus 1.50% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $300,000, which is being amortized over the life of the Credit Facility. The Company had no balance outstanding as of March 31, 2009 or December 31, 2008.
Non-GAAP Supplemental Disclosure Measure: Funds from Operations: Management believes that Funds from Operations (“FFO”) is a useful supplemental measure of the Company’s operating performance. The Company computes FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income, computed in accordance with GAAP, before depreciation, amortization, net income allocable to noncontrolling interests —common units, gains or losses on asset dispositions and extraordinary items. Management believes that FFO provides a useful measure of the Company’s operating performance and when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income.

FFO should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance or liquidity as it does not reflect depreciation and amortization costs or the level of capital expenditure and transaction costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results from operations.
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
FFO for the Company is computed as follows (in thousands):

	For the Three Months
	Ended March 31,
	2009	2008
Net income allocable to common shareholders	$32,961	$3,749
Depreciation and amortization	22,391	25,447
Net income allocable to noncontrolling interests — common units	11,772	1,348

Consolidated FFO allocable to common shareholders and noncontrolling interests — common units	67,124	30,544
FFO allocated to noncontrolling interests — common units	(17,654)	(8,003)

FFO allocated to common shareholders	$49,470	$22,541

FFO allocated to common shareholders and noncontrolling interests — common units for the three months ended March 31, 2009 increased 119.8% from the same period in 2008 due to a net gain of $35.6 million on the repurchase of preferred equity combined with a decrease in preferred equity distributions of $1.6 million.
Capital Expenditures: During the three months ended March 31, 2009, the Company expended $4.9 million in recurring capital expenditures, or $0.25 per weighted average square foot owned. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the three months ended March 31, 2008, the Company expended $8.7 million in recurring capital expenditures, or $0.44 per weighted average square foot owned. The following table shows total capital expenditures for the stated periods (in thousands):

	For the Three Months
	Ended March 31,
	2009	2008
Recurring capital expenditures	$4,938	$8,656
Property renovations and other capital expenditures	137	400

Total capital expenditures	$5,075	$9,056

Stock Repurchase: The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the three months ended March 31, 2008, the Company repurchased 370,042 shares of common stock at an aggregate cost of $18.3 million, or an average cost per share of $49.52. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million, or an average cost per share of $35.84. Under existing board authorizations, the Company can repurchase an additional 2.2 million shares. No shares were repurchased during the three months ended March 31, 2009.
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

Related Party Transactions: At March 31, 2009, Public Storage (“PS”) owned 26.4% of the outstanding shares of the Company’s common stock and 26.3% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 45.7% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PS. Harvey Lenkin is a Director of both the Company and PS.
Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and its affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $97,000 for the three months ended March 31, 2009 and 2008. In addition, the Company provides property management services for properties owned by PS and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled $177,000 and $195,000 for the three months ended March 31, 2009 and 2008, respectively. In December, 2006, PS also began providing property management services for the mini storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contracts with PS totaled approximately $16,000 and $11,000 for the three months ended March 31, 2009 and 2008, respectively.
Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.
Contractual Obligations: The Company is scheduled to pay cash dividends of $50.1 million per year on its preferred equity outstanding as of March 31, 2009. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At March 31, 2009, the Company’s debt as a percentage of equity was 4.1%.
The Company’s market risk sensitive instruments at March 31, 2009 include mortgage notes payable of $53.8 million and the Company’s Credit Facility. All of the Company’s mortgage notes payable bear interest at fixed rates. At March 31, 2009, the Company had no balance outstanding under its Credit Facility. See Notes 5 and 6 to the consolidated financial statements for terms, valuations and approximate principal maturities of the mortgage notes payable and line of credit as of March 31, 2009. Based on borrowing rates currently available to the Company, combined with the amount of fixed-rate debt financing, the difference between the carrying amount of debt and its fair value is insignificant.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2009, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 10 to the consolidated financial statements in this Form 10-Q regarding legal proceedings is incorporated by reference in this Item 1.
ITEM 1A. RISK FACTORS
In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating our company and our business. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.
PS has significant influence over us.
At March 31, 2009, PS and its affiliates owned 26.4% of the outstanding shares of the Company’s common stock and 26.3% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 45.7% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PS. Harvey Lenkin is a Director of both the Company and PS. Consequently, PS has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the Operating Partnership. PS’s interest in such matters may differ from other shareholders’. In addition, PS’s ownership may make it more difficult for another party to take over our company without PS’s approval.
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
We may be unable to consummate acquisitions and developments on advantageous terms, or new acquisitions and developments may fail to perform as expected: While we have not acquired a property since August, 2007, we continue to seek to acquire and develop flex, industrial and office properties where they meet our criteria and we believe that they will enhance our future financial performance and the value of our portfolio. Our belief, however, is subject to risks, uncertainties and other factors, many of which are forward-looking and are uncertain in nature or are beyond our control, including the risks that our acquisitions and developments may not perform as expected, that we may be unable to quickly integrate new acquisitions and developments into our existing operations, and that any costs to develop projects or redevelop acquired properties may exceed estimates. Further, we face significant competition for suitable acquisition properties from other real estate investors, including other publicly traded real estate investment trusts and private institutional investors. As a result, we may be unable to acquire additional properties we desire or the purchase price for desirable properties may be significantly increased. In addition, some of these properties may have unknown characteristics or deficiencies or may not complement our portfolio of existing properties. In addition, we may finance future acquisitions and developments through a combination of borrowings, proceeds from equity or debt offerings by us or the Operating Partnership, and proceeds from property divestitures. These financing options may not be available when desired or required or may be more costly than anticipated, which could adversely affect our cash flow. Real property development is subject to a number of risks, including construction delays, complications in obtaining necessary zoning, occupancy and other governmental permits, cost overruns, financing risks, and the possible inability to meet expected occupancy and rent levels. If any of these problems occur, development costs for a project may increase, and there may be costs incurred for projects that are not completed. As a result of the foregoing, some properties may be worth less or may generate less revenue than, or simply not perform as well as, we believed at the time of acquisition or development, negatively affecting our operating results. Any of the foregoing risks could adversely affect our financial condition, operating results and cash flow, and our ability to pay dividends on, and the market price of, our stock. In addition, we may be unable to successfully integrate and effectively manage the properties we do acquire and develop, which could adversely affect our results of operations.
We may encounter significant delays and expense in reletting vacant space, or we may not be able to relet space at existing rates, in each case resulting in losses of income: When leases expire, we will incur expenses in retrofitting space and we may not be able to re-lease the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. As of March 31, 2009, our properties generally had lower vacancy rates than the average for the markets in which they are located, and leases accounting for 15.6% of our total annualized rental income expire in 2009 and 23.1% in 2010. While we have estimated our cost of renewing leases that expire in 2009 and 2010, our estimates could be wrong. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.
Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty collecting from tenants in default, particularly if they declare bankruptcy. This could affect our cash flow and our ability to fund distributions to shareholders. Since many of our tenants are non-rated private companies, this risk may be enhanced. There is inherent uncertainty in a tenant’s ability to continue paying rent if they are in bankruptcy. As of April 30, 2009, the Company had approximately 69,000 square feet of leased space that is occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. In addition, we had tenants occupying approximately 245,000 square feet who vacated their space during the three months ended March 31, 2009 as a result of business failures. A number of other tenants have contacted us requesting early termination of their lease, reduction in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what effect, if any, the ultimate outcome of these discussions will have on our operating results.

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
Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. As of March 31, 2009, PS and its affiliates owned 26.4% of the outstanding shares of the Company’s common stock and 26.3% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 45.7% of the outstanding shares of the Company’s common stock. These shares, as well as shares of common stock held by certain other significant shareholders, are eligible to be sold in the public market, subject to compliance with applicable securities laws.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Repurchases of Equity Securities:

				Total Number of	Maximum Number
	Total Number			Shares Repurchased as	of Shares that May
	of Shares/Units		Average Price	Part of Publicly	Yet Be Repurchased
Period Covered	Repurchased		Paid per Share	Announced Program	Under the Program

January 1 through January 31, 2009	—		$—	—	—
February 1 through February 28, 2009	—		$—	—	—
March 1 through March 31, 2009	4,061,474	(1)	$15.40	—	—

Total	4,061,474		$15.40	—	—

(1)	During the three months ended March 31, 2009, the Company paid $50.2 million to repurchase 3,208,174 depositary shares, each representing 1/1,000 of a share of various series of Cumulative Redeemable Preferred Stock in private transactions and $12.3 million to repurchase 853,300 units of various series of Cumulative Redeemable Preferred Units in a private transaction. The weighted average purchase price was $15.40 per share.
The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. The program does not expire. Purchases will be made subject to market conditions and other investment opportunities available to the Company.
During the three months ended March 31, 2009, there were no shares of the Company’s common stock repurchased. As of March 31, 2009, 2,206,221 shares remain available for repurchase under the program.
See Note 9 to the consolidated financial statements for additional information on repurchases of equity securities.

ITEM 6. EXHIBITS
Exhibits

Exhibit 3.1	Restated Bylaws, as amended. Filed herewith.

Exhibit 10.1	Separation Agreement and General Release dated March 31, 2009 between PS Business Parks, Inc. and M. Brett Franklin. Filed with Registrant’s Current Report on Form 8-K dated March 31, 2009 and incorporated herein by reference.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2009 PS BUSINESS PARKS, INC.
BY:	/s/ Edward A. Stokx
Edward A. Stokx
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Bylaws, as amended. Filed herewith.

Exhibit 10.1	Separation Agreement and General Release dated March 31, 2009 between PS Business Parks, Inc. and M. Brett Franklin. Filed with Registrant’s Current Report on Form 8-K dated March 31, 2009 and incorporated herein by reference.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.