Form 10-K/A
period 2008-12-31
PS BUSINESS PARKS INC/CA
filed 2009-06-17
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.
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
None
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of June 12, 2009 (the latest practicable date): 20,542,511.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement in connection with the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III.

EXPLANATORY NOTE
     PS Business Parks, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as originally filed with the SEC on February 26, 2009 (the “Original Filing”). The Amendment amends the cover page to reflect that the Company is not a well-known seasoned issuer. In addition, the Amendment amends Items 6, 7, 8 and 9A in Part II and Exhibit 12 of the Original Filing in their entirety to reflect the Company’s adoption and retroactive application of the following accounting pronouncements as of January 1, 2009: (1) Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51” and (2) Financial Accounting Standards Board Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. In addition, in connection with filing this Amendment, the Company is including currently dated certifications of its chief executive officer and chief financial officer and a consent from its independent registered public accounting firm. Item 15 of Part IV has also been amended to reflect the filing of the revised exhibits.
     This Amendment does not modify or update any other disclosures set forth in the Original Filing, except as required to reflect the amended information contained in this Form 10-K/A. Additionally, this Form 10-K/A, except for the amended information included in the cover page, Part II and Part IV, speaks as of the filing date of the Original Filing and does not update or discuss any other developments affecting the Company after the date of the Original Filing.

     ITEM 6. SELECTED FINANCIAL DATA
     The following sets forth selected consolidated and combined financial and operating information on a historical basis of the Company. The following information should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere in this Form 10-K/A. See Note 3 to the consolidated financial statements included elsewhere in this Form 10-K/A for a discussion of income from discontinued operations.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Revenues:
Rental income	$283,503	$270,775	$242,214	$219,604	$210,937
Facility management fees	728	724	625	579	624

Total operating revenues	284,231	271,499	242,839	220,183	211,561
Expenses:
Cost of operations	88,442	84,360	74,671	65,712	62,994
Depreciation and amortization	99,848	98,521	86,216	76,178	69,942
General and administrative	8,099	7,917	7,046	5,843	4,628

Total operating expenses	196,389	190,798	167,933	147,733	137,564
Other income and expenses:
Interest and other income	1,457	5,104	6,874	4,888	406
Interest expense	(3,952)	(4,130)	(2,575)	(1,330)	(3,054)

Total other income and expenses	(2,495)	974	4,299	3,558	(2,648)
Asset impairment due to casualty loss	—	—	—	72	—
Income from continuing operations	85,347	81,675	79,205	75,936	71,349

Discontinued operations:
Income (loss) from discontinued operations	—	—	(125)	2,769	5,337
Gain on disposition of real estate	—	—	2,328	18,109	15,462

Income from discontinued operations	—	—	2,203	20,878	20,799

Net income	$85,347	$81,675	$81,408	$96,814	$92,148

Net income allocation:
Common shareholders	$23,179	$17,537	$16,513	$32,242	$29,104
Preferred shareholders	46,630	50,937	47,933	43,011	33,020
Noncontrolling interests — common units	8,296	6,155	5,673	10,869	9,760
Noncontrolling interests — preferred units	7,007	6,854	11,155	10,651	20,245
Restricted stock unit holders	235	192	134	41	19

	$85,347	$81,675	$81,408	$96,814	$92,148

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Per Common Share:
Cash Distribution	$1.76	$1.61	$1.16	$1.16	$1.16
Net income — basic	$1.13	$0.82	$0.77	$1.48	$1.34
Net income — diluted	$1.12	$0.81	$0.77	$1.47	$1.33
Weighted average common shares — basic	20,443	21,313	21,335	21,826	21,767
Weighted average common shares — diluted	20,618	21,573	21,584	21,970	21,911
Balance Sheet Data:
Total assets	$1,469,323	$1,516,583	$1,463,599	$1,463,794	$1,366,768
Total debt	$59,308	$60,725	$67,048	$25,893	$11,367
Preferred stock called for redemption	$—	$—	$50,000	$—	$—
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock	$706,250	$716,250	$572,500	$593,350	$510,850
Common stock	$414,564	$439,330	$482,703	$500,108	$506,114
Noncontrolling interests:
Preferred units	$94,750	$94,750	$82,750	$135,750	$127,750
Common units	$148,023	$154,470	$165,469	$169,451	$169,295
Other Data:
Net cash provided by operating activities	$189,337	$184,094	$166,134	$148,828	$152,166
Net cash (used in) provided by investing activities	$(35,192)	$(180,188)	$(169,986)	$24,389	$(26,108)
Net cash used in financing activities	$(134,171)	$(35,882)	$(129,694)	$(13,058)	$(91,971)
Funds from operations (1)	$131,323	$122,213	$106,101	$102,422	$97,195
Square footage owned at end of period	19,556	19,556	18,687	17,555	17,988

(1)
Funds from operations (“FFO”) is computed in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income, computed in accordance with GAAP, before depreciation, amortization, gains or losses on asset dispositions and nonrecurring items. FFO should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance or liquidity as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results of operations. Other REITs may use different methods for calculating FFO and, accordingly, the Company’s FFO may not be comparable to that of other real estate companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funds from Operations,” for a reconciliation of FFO and net income allocable to common shareholders and for information on why the Company presents FFO.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the selected financial data and the Company’s consolidated financial statements and notes thereto included elsewhere in the Form 10-K/A.
     Forward-Looking Statements: Forward-looking statements are made throughout this Annual Report on Form 10-K/A. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Item 1A. Risk Factors” in the Original Filing. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of the information contained in such forward-looking statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements except as required by law.
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
Critical Accounting Policies and Estimates:
     Our accounting policies are described in Note 2 to the consolidated financial statements included in this Form 10-K/A. We believe our most critical accounting policies relate to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, depreciation, accruals of operating expenses and accruals for contingencies, each of which we discuss below.
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
     Concentration of Portfolio by Region: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table) from continuing operations are summarized below for the year ended December 31, 2008 by major geographic region. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them as well as the investor the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from these financial measures as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. The table below reflects rental income, operating expenses and NOI from continuing operations for the year ended December 31, 2008 based on geographical concentration. The total of all regions is equal to the amount of rental income and cost of operations recorded by the Company in accordance with GAAP. As part of the table below, we have shown the effect of depreciation and amortization on NOI. We have reconciled NOI to income from continuing operations in the table under “Results of Operations” below. The percent of total by region reflects the actual contribution to rental income, cost of operations and NOI during the period (in thousands):

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

% of Total
Annualized
Industry	Rental Income
Business services	13.2%
Health services	10.3%
Computer hardware, software and related services	9.3%
Warehouse, distribution, transportation and logistics	8.7%
Government	8.4%
Insurance and financial services	7.8%
Engineering and construction	7.7%
Retail, food and automotive	6.3%
Communications	5.7%
Home furnishing	3.8%
Electronics	3.5%
Educational services	3.0%
Aerospace/defense products and services	2.3%

Total	90.0%

     The information below depicts the Company’s top 10 customers by annualized rental income as of December 31, 2008 (in thousands):

			% of Total
		Annualized	Annualized
Tenants	Square Footage	Rental Income (1)	Rental Income
U.S. Government	486	$ 12,684	4.4%
Kaiser Permanente	186	4,302	1.5%
Wells Fargo Bank	102	1,749	0.6%
AARP	102	1,676	0.6%
Northrop Grumman	57	1,649	0.6%
Raytheon	82	1,495	0.5%
American Intercontinental University	75	1,405	0.5%
Verizon	72	1,350	0.5%
Intel Corporation	94	1,348	0.5%
Montgomery County Public School	47	1,329	0.5%

Total	1,303	$ 28,987	10.2%

(1) For leases expiring prior to December 31, 2009, annualized rental income represents income to be received under existing leases from December 31, 2008 through the date of expiration.

Comparison of 2008 to 2007
Results of Operations: Net income for the year ended December 31, 2008 was $85.3 million compared to $81.7 million for the year ended December 31, 2007. Net income allocable to common shareholders for the year ended December 31, 2008 was $23.2 million compared to $17.5 million for the year ended December 31, 2007. Net income per common share on a diluted basis was $1.12 for the year ended December 31, 2008 compared to $0.81 for the year ended December 31, 2007 (based on weighted average diluted common shares outstanding of 20,618,000 and 21,573,000, respectively). The increase in net income allocable to common shareholders was due to an increase in net operating income of $8.6 million combined with the net gain of $4.2 million on the repurchase of preferred stock offset by a decrease in interest and other income of $3.6 million and an increase in the allocation of net income to noncontrolling interests of $2.3 million.
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

	For the Years Ended December 31,
	2008	2007	Change
Rental income:
Same Park (18.7 million rentable square feet) (1)	$268,248	$260,632	2.9%
Non-Same Park (870,000 rentable square feet) (2)	15,255	10,143	50.4%

Total rental income	283,503	270,775	4.7%

Cost of operations:
Same Park	83,721	80,779	3.6%
Non-Same Park	4,721	3,581	31.8%

Total cost of operations	88,442	84,360	4.8%

Net operating income (3):
Same Park	184,527	179,853	2.6%
Non-Same Park	10,534	6,562	60.5%

Total net operating income	195,061	186,415	4.6%

Other income and expenses:
Facility management fees	728	724	0.6%
Interest and other income	1,457	5,104	(71.5%)
Interest expense	(3,952)	(4,130)	(4.3%)
Depreciation and amortization	(99,848)	(98,521)	1.3%
General and administrative	(8,099)	(7,917)	2.3%

Income from continuing operations	$85,347	$81,675	4.5%

Same Park gross margin (4)	68.8%	69.0%	(0.3%)
Same Park weighted average for the period:
Occupancy	93.7%	93.7%	—
Realized rent per square foot (5)	$15.32	$14.89	2.9%

(1)	See below for a definition of Same Park.

(2)	See below for a definition of Non-Same Park.

(3)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” above for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP.

(4)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income.

(5)	Same Park realized rent per square foot represents the Same Park rental income earned per occupied square foot.

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

     Revenues: Revenues increased $12.7 million for the year ended December 31, 2008 over the same period in 2007. The increase in revenue was due to an increase in Non-Same Park revenue of 50.4%, or $5.1 million, primarily due to higher rental and occupancy rates. In addition, Same Park revenue increased by 2.9%, or $7.6 million, primarily due to higher rental rates.
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
     Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $15.3 million ($7.0 million allocated to preferred unit holders and $8.3 million allocated to common unit holders) for the year ended December 31, 2008 compared to $13.0 million ($6.9 million allocated to preferred unit holders and $6.2 million allocated to common unit holders) for the year ended December 31, 2007. The increase was primarily due to an increase in net operating income combined with the net gain on the repurchase of preferred stock offset by a decrease in interest and other income.
Comparison of 2007 to 2006
     Results of Operations: Net income for the year ended December 31, 2007 was $81.7 million compared to $81.4 million for the year ended December 31, 2006. Net income allocable to common shareholders for the year ended December 31, 2007 was $17.5 million compared to $16.5 million for the year ended December 31, 2006. Net income per common share on a diluted basis was $0.81 for the year ended December 31, 2007 compared to $0.77 for the year ended December 31, 2006 (based on weighted average diluted common shares outstanding of 21,573,000 and 21,584,000, respectively). The increase in net income allocable to common shareholders was due to an increase in income from continuing operations of $2.5 million combined with a decrease in non-cash distributions reported in 2006 associated with preferred equity redemptions of $4.7 million partially offset by a higher level of preferred equity cash distributions of $3.2 million and a decrease in gain on disposition of real estate of $2.3 million.
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

	For the Years Ended December 31,
	2007	2006	Change
Rental income:
Same Park (17.5 million rentable square feet) (1)	$238,783	$230,965	3.4%
Non-Same Park (2.1 million rentable square feet) (2)	31,992	11,249	184.4%

Total rental income	270,775	242,214	11.8%

Cost of operations:
Same Park	72,995	70,707	3.2%
Non-Same Park	11,365	3,964	186.7%

Total cost of operations	84,360	74,671	13.0%

Net operating income (3):
Same Park	165,788	160,258	3.5%
Non-Same Park	20,627	7,285	183.1%

Total net operating income	186,415	167,543	11.3%

Other income and expenses:
Facility management fees	724	625	15.8%
Interest and other income	5,104	6,874	(25.7%)
Interest expense	(4,130)	(2,575)	60.4%
Depreciation and amortization	(98,521)	(86,216)	14.3%
General and administrative	(7,917)	(7,046)	12.4%

Income from continuing operations	$81,675	$79,205	3.1%

Same Park gross margin (4)	69.4%	69.4%	—
Same Park weighted average for the period:
Occupancy	93.8%	93.4%	0.4%
Realized rent per square foot (5)	$14.55	$14.14	2.9%

(1)	See below for a definition of Same Park.

(2)	See below for a definition of Non-Same Park.

(3)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” above for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP.

(4)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income.

(5)	Same Park realized rent per square foot represents the Same Park rental income earned per occupied square foot.
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
     Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $13.0 million ($6.9 million allocated to preferred unit holders and $6.2 million allocated to common unit holders) for the year ended December 31, 2007 compared to $16.8 million ($11.2 million allocated to preferred unit holders and $5.7 million allocated to common unit holders) for the year ended December 31, 2006. The reduction was primarily due to the reduction of higher rate preferred units and a decrease in non-cash distributions to the preferred unit holders for redemption of preferred partnership units.
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
     The Company focuses on retaining cash for reinvestment as we believe that this provides the greatest level of financial flexibility. During the years ended December 31, 2008 and 2007, the Company generated approximately $48.8 million and $41.9 million, respectively, of retained cash. The Company defines retained cash as funds from operations less recurring capital expenditures, distributions and other non-cash adjustments. The amount of cash we retain depends in part on the amount of distributions we make to our shareholders, and, because the U.S. federal income tax rules applicable to REITs require us to distribute 90% of our taxable income to our shareholders, the amount of our distributions depends in part on the amount of our taxable income. Taxable income is a function of many factors which include, among others, the Company’s operating income, acquisition activity and preferred distributions. The Company takes these requirements into account when formulating strategies to increase the amount of its retained cash. As the Company continues to grow as a function of improving operating fundamentals and acquisitions, taxable income has and will likely continue to increase, requiring increased distributions to the

Company’s common shareholders. During the second quarter of 2007, the Company increased its quarterly dividend from $0.29 per common share to $0.44 per common share. With retained cash of $48.8 million for the year ended December 31, 2008, the Company believes it has sufficient cash flow to cover the increased dividend. Going forward, the Company will continue to monitor its taxable income and the corresponding dividend requirements.
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
     Non-GAAP Supplemental Disclosure Measure: Funds from Operations: Management believes that FFO is a useful supplemental measure of the Company’s operating performance. The Company computes FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income, computed in accordance with GAAP, before depreciation, amortization, gains or losses on asset dispositions and nonrecurring items. Management believes that FFO provides a useful measure of the Company’s operating performance and when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income.
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

     FFO for the Company is computed as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Net income allocable to common shareholders	$23,179	$17,537	$16,513	$32,242	$29,104
Gain on disposition of real estate	—	—	(2,328)	(18,109)	(15,462)
Depreciation and amortization	99,848	98,521	86,243	77,420	73,793
Net income allocable to noncontrolling interests — common units	8,296	6,155	5,673	10,869	9,760

Consolidated FFO allocable to common shareholders and noncontrolling interests — common units	131,323	122,213	106,101	102,422	97,195
FFO allocated to noncontrolling interests — common units	(34,407)	(31,531)	(26,950)	(25,810)	(24,396)

FFO allocated to common shareholders	$96,916	$90,682	$79,151	$76,612	$72,799

     FFO allocated to common shareholders and noncontrolling interests — common units for the year ended December 31, 2008 increased $9.1 million over the year ended December 31, 2007 primarily due to the net gain of $4.2 million on the repurchase of preferred stock combined with an increase in net operating income partially offset by the decrease in interest income.
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
     Related Party Transactions: At December 31, 2008, Public Storage (“PS”) owned 26.5% of the outstanding shares of the Company’s common stock and 26.3 % of the outstanding common units of the Operating Partnership (100.0% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 45.8% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PS. Harvey Lenkin is a Director of both the Company and PS.
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
     Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.
     Contractual Obligations: The table below summarizes projected payments due under our contractual obligations as of December 31, 2008 (in thousands):

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
Mortgage notes payable (principal and interest)	$ 70,386	$ 9,469	$ 26,478	$ 34,439	$ —

Total	$ 70,386	$ 9,469	$ 26,478	$ 34,439	$ —

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
PS Business Parks, Inc.
     We have audited PS Business Parks, Inc’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PS Business Parks, Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 24, 2009, except for Note 2 “Summary of significant accounting policies – Noncontrolling interests, Net income allocation and Net income per common share,” and Note 7 “Noncontrolling interests,” as to which the date is June 16, 2009, expressed an unqualified opinion thereon.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
PS Business Parks, Inc.
     We have audited the accompanying consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
     As discussed in Note 2 to the consolidated financial statements, as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” and FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” on January 1, 2009, the Company retrospectively adjusted its consolidated financial statements to reflect the presentation and disclosure requirements of these new accounting standards.
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
/s/ Ernst & Young LLP

Los Angeles, California
February 24,   2009,   except for Note 2 “Summary of significant accounting policies – Noncontrolling interests, Net income allocation and Net income per common share,” and Note 7 “Noncontrolling interests,” as to which the date is June 16, 2009

PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except
	share data)
ASSETS

Cash and cash equivalents	$55,015	$35,041

Real estate facilities, at cost:
Land	494,849	494,849
Buildings and equipment	1,517,484	1,484,049

	2,012,333	1,978,898
Accumulated depreciation	(637,948)	(539,857)

	1,374,385	1,439,041
Land held for development	7,869	7,869

	1,382,254	1,446,910

Rent receivable	2,055	2,240
Deferred rent receivable	21,633	21,927
Other assets	8,366	10,465

Total assets	$1,469,323	$1,516,583

LIABILITIES AND EQUITY

Accrued and other liabilities	$46,428	$51,058
Mortgage notes payable	59,308	60,725

Total liabilities	105,736	111,783

Commitments and contingencies

Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 28,250 and 28,650 shares issued and outstanding at December 31, 2008 and 2007, respectively	706,250	716,250
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,459,916 and 20,777,219 shares issued and outstanding at December 31, 2008 and 2007, respectively	204	207
Paid-in capital	363,587	371,267
Cumulative net income	622,113	552,069
Cumulative distributions	(571,340)	(484,213)

Total PS Business Parks, Inc.’s shareholders’ equity	1,120,814	1,155,580

Noncontrolling interests:
Preferred units	94,750	94,750
Common units	148,023	154,470

Total noncontrolling interests	242,773	249,220

Total equity	1,363,587	1,404,800

Total liabilities and equity	$1,469,323	$1,516,583

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands, except
	per share data)
Revenues:
Rental income	$283,503	$270,775	$242,214
Facility management fees	728	724	625

Total operating revenues	284,231	271,499	242,839
Expenses:
Cost of operations	88,442	84,360	74,671
Depreciation and amortization	99,848	98,521	86,216
General and administrative	8,099	7,917	7,046

Total operating expenses	196,389	190,798	167,933
Other income and expenses:
Interest and other income	1,457	5,104	6,874
Interest expense	(3,952)	(4,130)	(2,575)

Total other income and expenses	(2,495)	974	4,299
Income from continuing operations	85,347	81,675	79,205

Discontinued operations:
Loss from discontinued operations	—	—	(125)
Gain on disposition of real estate	—	—	2,328

Income from discontinued operations	—	—	2,203
Net income	$85,347	$81,675	$81,408

Net income allocation:
Common shareholders	$23,179	$17,537	$16,513
Preferred shareholders	46,630	50,937	47,933
Noncontrolling interests — common units	8,296	6,155	5,673
Noncontrolling interests — preferred units	7,007	6,854	11,155
Restricted stock unit holders	235	192	134

	$85,347	$81,675	$81,408

Net income per common share — basic:
Continuing operations	$1.13	$0.82	$0.70
Discontinued operations	$—	$—	$0.08
Net income	$1.13	$0.82	$0.77

Net income per common share — diluted:
Continuing operations	$1.12	$0.81	$0.69
Discontinued operations	$—	$—	$0.08
Net income	$1.12	$0.81	$0.77

Weighted average common shares outstanding:
Basic	20,443	21,313	21,335

Diluted	20,618	21,573	21,584

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

								Total PS
								Business Parks,
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity	Interests	Equity
Balances at December 31, 2005	23,734	$593,350	21,560,593	$215	$407,380	$418,823	$(326,310)	$1,093,458	$305,201	$1,398,659
Issuance of preferred stock, net of issuance costs	3,800	95,000	—	—	(2,798)	—	—	92,202	—	92,202
Redemption of preferred stock	(2,634)	(65,850)	—	—	1,658	—	(1,658)	(65,850)	—	(65,850)
Preferred stock called for redemption	(2,000)	(50,000)	—	—	1,722	—	(1,722)	(50,000)	—	(50,000)
Redemption of preferred units	—	—	—	—	—	—	—	—	(53,000)	(53,000)
Repurchase of common stock	—	—	(309,100)	(3)	(16,114)	—	—	(16,117)	—	(16,117)
Exercise of stock options	—	—	37,900	1	1,366	—	—	1,367	—	1,367
Stock compensation	—	—	21,612	—	2,287	—	—	2,287	—	2,287
Net income	—	—	—	—	—	64,580	—	64,580	16,828	81,408
Distributions:
Preferred stock	—	—	—	—	—	—	(44,553)	(44,553)	—	(44,553)
Common stock	—	—	—	—	—	—	(24,718)	(24,718)	—	(24,718)
Noncontrolling interests	—	—	—	—	—	—	—	—	(18,263)	(18,263)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	2,547	—	—	2,547	(2,547)	—

Balances at December 31, 2006	22,900	572,500	21,311,005	213	398,048	483,403	(398,961)	1,055,203	248,219	1,303,422
Issuance of preferred stock, net of issuance costs	5,750	143,750	—	—	(4,183)	—	—	139,567	—	139,567
Issuance of preferred units, net of issuance costs	—	—	—	—	—	—	—	—	11,665	11,665
Repurchase of common stock	—	—	(601,042)	(6)	(31,847)	—	—	(31,853)	—	(31,853)
Exercise of stock options	—	—	43,384	—	1,468	—	—	1,468	—	1,468
Stock compensation	—	—	23,872	—	2,811	—	—	2,811	—	2,811
Shelf registration	—	—	—	—	(88)	—	—	(88)	—	(88)
Net income	—	—	—	—	—	68,666	—	68,666	13,009	81,675
Distributions:
Preferred stock	—	—	—	—	—	—	(50,937)	(50,937)	—	(50,937)
Common stock	—	—	—	—	—	—	(34,315)	(34,315)	—	(34,315)
Noncontrolling interests	—	—	—	—	—	—	—	—	(18,615)	(18,615)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	5,058	—	—	5,058	(5,058)	—

Balances at December 31, 2007	28,650	716,250	20,777,219	207	371,267	552,069	(484,213)	1,155,580	249,220	1,404,800
Repurchase of preferred stock, net of issuance costs	(400)	(10,000)	—	—	4,810	—	(291)	(5,481)	—	(5,481)
Repurchase of common stock	—	—	(370,042)	(3)	(18,321)	—	—	(18,324)	—	(18,324)
Exercise of stock options	—	—	30,234	—	792	—	—	792	—	792
Stock compensation	—	—	22,505	—	3,152	—	—	3,152	—	3,152
Net income	—	—	—	—	—	70,044	—	70,044	15,303	85,347
Distributions:
Preferred stock	—	—	—	—	—	—	(50,858)	(50,858)	—	(50,858)
Common stock	—	—	—	—	—	—	(35,978)	(35,978)	—	(35,978)
Noncontrolling interests	—	—	—	—	—	—	—	—	(19,863)	(19,863)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	1,887	—	—	1,887	(1,887)	—

Balances at December 31, 2008	28,250	$706,250	20,459,916	$204	$363,587	$622,113	$(571,340)	$1,120,814	$242,773	$1,363,587

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$85,347	$81,675	$81,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	99,848	98,521	86,243
In-place lease adjustment	(194)	(102)	232
Lease incentives net of tenant improvement reimbursements	(379)	(33)	440
Amortization of mortgage premium	(260)	(247)	(76)
Gain on disposition of properties	—	—	(2,328)
Stock compensation expense	4,061	3,724	2,845
Decrease (increase) in receivables and other assets	1,759	(1,015)	(3,741)
Increase (decrease) in accrued and other liabilities	(845)	1,571	1,111

Total adjustments	103,990	102,419	84,726

Net cash provided by operating activities	189,337	184,094	166,134

Cash flows from investing activities:
Capital improvements to real estate facilities	(35,192)	(42,601)	(39,227)
Acquisition of real estate facilities	—	(138,936)	(138,973)
Insurance proceeds from casualty loss	—	1,349	500
Proceeds from disposition of real estate	—	—	7,714

Net cash used in investing activities	(35,192)	(180,188)	(169,986)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(1,157)	(1,126)	(762)
Repayment of mortgage note payable	—	(4,950)	—
Net proceeds from the issuance of preferred stock	—	139,567	92,448
Net proceeds from the issuance of preferred units	—	11,665	—
Exercise of stock options	792	1,468	1,367
Shelf registration costs	—	(88)	—
Repurchase of common stock	(21,626)	(28,551)	(16,117)
Repurchase of preferred stock	(5,481)	—	—
Redemption of preferred units	—	—	(53,000)
Redemption of preferred stock	—	(50,000)	(65,850)
Distributions paid to common shareholders	(35,978)	(34,315)	(24,718)
Distributions paid to preferred shareholders	(50,858)	(50,937)	(44,799)
Distributions paid to noncontrolling interests — common units	(12,856)	(11,761)	(8,474)
Distributions paid to noncontrolling interests — preferred units	(7,007)	(6,854)	(9,789)

Net cash used in financing activities	(134,171)	(35,882)	(129,694)

Net increase (decrease) in cash and cash equivalents	19,974	(31,976)	(133,546)
Cash and cash equivalents at the beginning of the period	35,041	67,017	200,563

Cash and cash equivalents at the end of the period	$55,015	$35,041	$67,017

Supplemental disclosures:
Interest paid	$4,050	$4,145	$2,575

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests — common units	$(1,887)	$(5,393)	$(1,181)
Paid-in capital	$1,887	$5,393	$1,181
Gain on repurchase of preferred stock:
Preferred stock	$(4,519)	$—	$—
Paid-in capital	$4,519	$—	$—
Effect of Emerging Issues Task Force (“EITF”) Topic D-42
Cumulative distributions	$(291)	$—	$(3,380)
Noncontrolling interest — common units	$—	$—	$(1,366)
Paid-in capital	$291	$—	$4,746
Mortgage note payable assumed in property acquisition:
Real estate facilities	$—	$—	$(41,993)
Mortgage notes payable	$—	$—	$41,993
Accrued stock repurchase:
Paid-in capital	$—	$(3,302)	$—
Accrued and other liabilities	$—	$3,302	$—
Preferred stock called for redemption:
Preferred stock	$—	$—	$(50,000)
Preferred stock called for redemption	$—	$—	$50,000
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
Noncontrolling Interests
     The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” for arrangements with noncontrolling interests. SFAS No. 160 requires that minority interests be recharacterized as noncontrolling interests and be reported as a component of equity separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change in control should be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement and, upon a gain or loss of control, the interest purchased or sold, as well as any interest retained, should be recorded at fair value with any gain or loss recognized in earnings. The Company adopted SFAS No. 160 beginning January 1, 2009, which applies prospectively, except for presentation and disclosure requirements, which apply retrospectively. The adoption of SFAS No. 160 on January 1, 2009 did not have a material impact on the Company’s consolidated financial position or earnings per share.
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
Net income allocation
     Net income was allocated as follows for the years ended December 31, (in thousands):

	2008	2007	2006
Common shareholders:
Income from continuing operations	$23,179	$17,537	$14,870
Discontinued operations	—	—	1,643

Total net income allocable to common shareholders	23,179	17,537	16,513

Preferred shareholders:
Distributions to preferred shareholders	50,858	50,937	44,553
Gain on repurchase of preferred stock, net of issuance costs	(4,228)	—	—
Redemptions of preferred stock	—	—	3,380

Total net income allocable to preferred shareholders	46,630	50,937	47,933

Noncontrolling interests — common units:
Income from continuing operations	8,296	6,155	5,113
Discontinued operations	—	—	560

Total net income allocable to noncontrolling interests — common units	8,296	6,155	5,673

Noncontrolling interests — preferred units:
Distributions to preferred units holders	7,007	6,854	9,789
Redemption of preferred operating partnership units	—	—	1,366

Total net income allocable to noncontrolling interests — preferred units	7,007	6,854	11,155

Total net income allocable to noncontrolling interests	15,303	13,009	16,828

Restricted stock unit holders	235	192	134

	$85,347	$81,675	$81,408

Net income per common share
     Per share amounts are computed using the number of weighted average common shares outstanding. “Diluted” weighted average common shares outstanding includes the dilutive effect of stock options and restricted stock units under the treasury stock method. “Basic” weighted average common shares outstanding excludes such effect. In accordance with FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), the Company’s restricted stock units are participating securities and included in the computation of basic and diluted weighted average common shares outstanding. The Company adopted FSP EITF 03-6-1 effective January 1, 2009 retroactive to all periods presented which resulted in the allocation of net income to the restricted stock unit holders which are paid non-forfeitable dividends in excess of the expense recorded resulting in a reduction in net income allocable to common shareholders and unit holders. Earnings per share has been calculated as follows for the years ended December 31, (in thousands, except per share amounts):

	2008	2007	2006
Net income allocable to common shareholders	$ 23,179	$ 17,537	$ 16,513

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	20,443	21,313	21,335
Net effect of dilutive stock compensation — based on treasury stock method using average market price	175	260	249

Diluted weighted average common shares outstanding	20,618	21,573	21,584

Net income per common share — Basic	$ 1.13	$ 0.82	$ 0.77

Net income per common share — Diluted	$ 1.12	$ 0.81	$ 0.77

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
6. Mortgage notes payable
     Mortgage notes consist of the following (in thousands):

	December 31,	December 31,
	2008	2007
7.29% mortgage note, secured by one commercial property with a net book value of $6.2 million, principal and interest payable monthly, repaid February, 2009	$ 5,144	$ 5,323
5.73% mortgage note, secured by one commercial property with a net book value of $29.7 million, principal and interest payable monthly, due March, 2013	14,247	14,510
6.15% mortgage note, secured by one commercial property with a net book value of $29.8 million, principal and interest payable monthly, due November, 2031 (1)	16,912	17,348
5.52% mortgage note, secured by one commercial property with a net book value of $16.1 million, principal and interest payable monthly, due May, 2013	10,053	10,274
5.68% mortgage note, secured by one commercial property with a net book value of $17.9 million, principal and interest payable monthly, due May, 2013	10,065	10,281
5.61% mortgage note, secured by one commercial property with a net book value of $5.8 million, principal and interest payable monthly, due January, 2011 (2)	2,887	2,989

Total	$ 59,308	$ 60,725

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

7. Noncontrolling interests
     As described in Note 2, in accordance with SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” the Company reports noncontrolling interests within equity in the consolidated financial statements, but separate from the Company’s shareholders’ equity. In addition, the adoption of SFAS No. 160 resulted in net income allocable to noncontrolling interests no longer being treated as a reduction to net income but shown as a reduction from net income in calculating net income allocable to common shareholders.
Common partnership units
     The Company presents the accounts of PSB and the Operating Partnership on a consolidated basis. Ownership interests in the Operating Partnership that can be redeemed for common stock, other than PSB’s interest, are classified as noncontrolling interests — common units in the consolidated financial statements. Net income allocable to noncontrolling interests — common units consists of the common units’ share of the consolidated operating results after allocation to preferred units and shares. Beginning one year from the date of admission as a limited partner (common units) and subject to certain limitations described below, each limited partner other than PSB has the right to require the redemption of its partnership interest.
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
     At December 31, 2008, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. On a fully converted basis, assuming all 7,305,355 noncontrolling interests — common units were converted into shares of common stock of PSB at December 31, 2008, the noncontrolling interest — common units would convert into approximately 26.3% of the common shares outstanding. Combined with PS’s common stock ownership, on a fully converted basis, PS has a combined ownership of approximately 45.8% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the noncontrolling interest based upon the ownership interest, and an adjustment is made to the noncontrolling interest, with a corresponding adjustment to paid-in capital, to reflect the noncontrolling interests’ equity interest in the Company.

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
11. Supplementary quarterly financial data (unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In thousands, except per share data)
Revenues	$65,307	$67,457	$68,707	$70,028

Cost of operations	$20,439	$21,022	$21,204	$21,695

Net income allocable to common shareholders	$5,893	$3,727	$4,213	$3,704

Net income per share:
Basic	$0.28	$0.17	$0.20	$0.17

Diluted	$0.28	$0.17	$0.20	$0.17

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(In thousands, except per share data)
Revenues	$70,306	$70,623	$71,642	$71,660

Cost of operations	$22,490	$21,939	$22,591	$21,422

Net income allocable to common shareholders	$3,749	$4,561	$5,336	$9,533

Net income per share:
Basic	$0.18	$0.22	$0.26	$0.47

Diluted	$0.18	$0.22	$0.26	$0.47

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

PS BUSINESS PARKS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008
(DOLLARS IN THOUSANDS)

					Cost
					Capitalized
					Subsequent
					to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2008
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated		Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Year(s) Acquired	(Years)
Corporate/Metro Park Phoenix	Phoenix, AZ	$ —	$5,130	$17,514	$2,192	$5,130	$19,706	$24,836	$7,892	1999/2003	5-30
Mesa	Mesa, AZ	—	675	1,692	2,758	675	4,450	5,125	1,915	1997	5-30
Tempe/McKellips	Tempe, AZ	—	195	522	640	195	1,162	1,357	599	1997	5-30
University	Tempe, AZ	—	2,805	7,107	5,625	2,805	12,732	15,537	6,958	1997	5-30
Parkway Commerce	Hayward, CA	—	4,398	10,433	3,837	4,398	14,270	18,668	5,846	1997	5-30
Monterey/Calle	Monterey, CA	—	288	706	258	288	964	1,252	456	1997	5-30
Northpointe Business Center	Sacramento, CA	—	3,031	13,826	4,871	3,031	18,697	21,728	9,155	1999	5-30
Sacramento/Northgate	Sacramento, CA	—	1,710	4,567	2,760	1,710	7,327	9,037	3,680	1997	5-30
Las Plumas	San Jose, CA	—	4,379	12,889	4,580	4,379	17,469	21,848	9,586	1998	5-30
Oakland Road	San Jose, CA	—	3,458	8,765	2,602	3,458	11,367	14,825	4,974	1997	5-30
Rogers Ave	San Jose, CA	—	3,540	4,896	421	3,540	5,317	8,857	831	2006	5-30
San Ramon/Norris Canyon	San Ramon, CA	—	1,486	3,642	936	1,486	4,578	6,064	1,989	1997	5-30
Commerce Park	Santa Clara, CA	—	17,218	21,914	3,036	17,218	24,950	42,168	8,199	2007	5-30
Santa Clara Tech Park	Santa Clara, CA	—	7,673	15,645	735	7,673	16,380	24,053	6,753	2000	5-30
Airport Blvd.	So. San Francisco, CA	—	899	2,387	520	899	2,907	3,806	1,182	1997	5-30
So. San Francisco/Produce	So. San Francisco, CA	—	776	1,886	363	776	2,249	3,025	859	1997	5-30
Buena Park Industrial Center	Buena Park, CA	—	3,245	7,703	1,684	3,245	9,387	12,632	4,061	1997	5-30
Carson	Carson, CA	—	990	2,496	1,080	990	3,576	4,566	1,719	1997	5-30
Cerritos Business Center	Cerritos, CA	—	4,218	10,273	3,009	4,218	13,282	17,500	5,818	1997	5-30
Cerritos/Edwards	Cerritos, CA	—	450	1,217	841	450	2,058	2,508	857	1997	5-30
Culver City	Culver City, CA	—	3,252	8,157	5,838	3,252	13,995	17,247	6,221	1997	5-30
Corporate Pointe	Irvine, CA	—	6,876	18,519	5,167	6,876	23,686	30,562	10,241	2000	5-30
Laguna Hills Commerce Center	Laguna Hills, CA	—	16,261	39,559	3,348	16,261	42,907	59,168	16,932	1997	5-30
Plaza Del Lago	Laguna Hills, CA	—	2,037	5,051	3,416	2,037	8,467	10,504	4,500	1997	5-30
Canada	Lake Forest, CA	—	5,508	13,785	4,058	5,508	17,843	23,351	7,754	1997	5-30
Monterey Park	Monterey Park, CA	—	3,078	7,862	1,054	3,078	8,916	11,994	3,875	1997	5-30
Orange County Business Center	Orange County, CA	—	9,405	35,746	15,111	9,405	50,857	60,262	31,938	2003	5-30
Orangewood	Orange County, CA	—	2,637	12,291	2,694	2,637	14,985	17,622	5,293	2003	5-30
Kearney Mesa	San Diego, CA	—	2,894	7,089	2,160	2,894	9,249	12,143	3,885	1997	5-30
Lusk	San Diego, CA	—	5,711	14,049	4,664	5,711	18,713	24,424	8,251	1997	5-30
Rose Canyon Business Park	San Diego, CA	14,247	15,129	20,054	1,147	15,129	21,201	36,330	6,679	2005	5-30
Signal Hill	Signal Hill, CA	—	6,693	12,699	1,716	6,693	14,415	21,108	4,997	1997/2006	5-30
Studio City/Ventura	Studio City, CA	—	621	1,530	298	621	1,828	2,449	798	1997	5-30
Torrance	Torrance, CA	—	2,318	6,069	1,809	2,318	7,878	10,196	3,649	1997	5-30
Boca Commerce	Boca Raton, FL	10,053	7,795	9,258	363	7,795	9,621	17,416	1,360	2006	5-30
MICC	Miami, FL	—	88,134	97,804	26,379	88,134	124,183	212,317	49,466	2003	5-30
Wellington	Wellington, FL	12,952	10,845	18,560	684	10,845	19,244	30,089	2,797	2006	5-30
Ammendale	Beltsville, MD	—	4,278	18,380	7,048	4,278	25,428	29,706	13,814	1998	5-30
Gaithersburg/Christopher	Gaithersburg, MD	—	475	1,203	421	475	1,624	2,099	744	1997	5-30

					Cost
					Capitalized
					Subsequent
					to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2008
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated		Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Year(s) Acquired	(Years)
Metro Park	Rockville, MD	—	33,995	94,463	24,879	33,995	119,342	153,337	50,603	2001	5-30
Westech Business Park	Silver Spring, MD	16,912	25,261	74,572	5,965	25,261	80,537	105,798	16,699	2006	5-30
Cornell Oaks	Beaverton, OR	—	20,616	63,235	10,943	20,616	74,178	94,794	31,747	2001	5-30
Creekside	Beaverton, OR	—	15,007	47,125	16,313	15,007	63,438	78,445	33,042	1998/2000	5-30
Milwaukie	Milwaukie, OR	—	1,125	2,857	1,409	1,125	4,266	5,391	1,880	1997	5-30
Empire Commerce	Dallas, TX	—	304	1,545	674	304	2,219	2,523	1,060	1998	5-30
Northgate	Dallas, TX	—	1,274	5,505	2,253	1,274	7,758	9,032	3,775	1998	5-30
Westwood Business Park	Farmers Branch, TX	—	941	6,884	1,395	941	8,279	9,220	2,947	2003	5-30
Eastgate	Garland, TX		480	1,203	516	480	1,719	2,199	765	1997	5-30
NFTZ	Irving, TX	—	1,517	6,499	1,698	1,517	8,197	9,714	4,333	1998	5-30
Royal Tech	Irving, TX	—	13,707	51,560	17,548	13,707	69,108	82,815	30,218	1998/1999/2000	5-30
La Prada	Mesquite, TX	—	495	1,235	541	495	1,776	2,271	781	1997	5-30
The Summit	Plano, TX	—	1,536	6,654	3,612	1,536	10,266	11,802	4,820	1998	5-30
Richardson/Business Parkway	Richardson, TX	—	799	3,568	2,096	799	5,664	6,463	2,873	1998	5-30
Ben White	Austin, TX	—	1,550	7,015	789	1,550	7,804	9,354	3,640	1998	5-30
Lamar Business Park	Austin, TX	—	2,528	6,596	3,690	2,528	10,286	12,814	5,991	1997	5-30
McKalla	Austin, TX	—	1,411	6,384	1,444	1,411	7,828	9,239	4,000	1998	5-30
McNeil	Austin, TX	—	437	2,013	957	437	2,970	3,407	1,709	1999	5-30
Rutland	Austin, TX	—	2,022	9,397	2,859	2,022	12,256	14,278	5,046	1998/1999	5-30
Waterford	Austin, TX	—	2,108	9,649	2,282	2,108	11,931	14,039	5,555	1999	5-30
Houston/Timberway	Houston, TX	—	1,140	3,003	4,469	1,140	7,472	8,612	3,977	1997	5-30
Westchase Corporate Park	Houston, TX	—	2,173	7,338	1,514	2,173	8,852	11,025	3,654	1999	5-30
Quail Valley	Missouri City, TX	—	360	918	719	360	1,637	1,997	823	1997	5-30
Alban Road	Springfield, VA	—	1,935	4,736	3,845	1,935	8,581	10,516	4,256	1997	5-30
Beaumont	Chantilly, VA	—	4,736	11,051	1,520	4,736	12,571	17,307	3,212	2006	5-30
Bren Mar	Alexandria, VA	—	2,197	5,380	2,677	2,197	8,057	10,254	3,779	1997	5-30
Dulles South/Sullyfield	Chantilly, VA	—	1,373	6,810	1,727	1,373	8,537	9,910	3,975	1999	5-30
Eisenhower	Alexandria, VA	—	1,440	3,635	2,011	1,440	5,646	7,086	2,813	1997	5-30
Fair Oaks Business Park	Fairfax, VA	—	13,598	36,232	4,296	13,598	40,528	54,126	10,457	2004/2007	5-30
Gunston	Lorton, VA	—	4,146	17,872	3,347	4,146	21,219	25,365	9,789	1998	5-30
I-95	Springfield, VA	—	3,535	15,672	8,897	3,535	24,569	28,104	14,950	2000	5-30
Lafayette	Chantilly, VA	—	1,680	13,398	2,886	1,680	16,284	17,964	8,429	1999/2000	5-30
Monroe	Herndon, VA	—	6,737	18,911	7,938	6,737	26,849	33,586	13,007	1997/1999	5-30
Northpointe	Sterling, VA	—	2,767	8,778	3,569	2,767	12,347	15,114	6,891	1997/1998	5-30
Park East	Chantilly, VA	5,144	3,851	18,029	3,987	3,851	22,016	25,867	9,581	1999	5-30
Prosperity Business Campus	Fairfax, VA	—	23,147	67,575	15,441	23,147	83,016	106,163	35,653	2001	5-30
Shaw Road	Sterling, VA	—	2,969	10,008	3,495	2,969	13,503	16,472	7,520	1998	5-30
Woodbridge	Woodbridge, VA	—	1,350	3,398	1,249	1,350	4,647	5,997	2,248	1997	5-30
Overlake	Redmond, WA	—	27,761	49,353	2,758	27,761	52,111	79,872	14,328	2007	5-30
Renton	Renton, WA	—	330	889	463	330	1,352	1,682	599	1997	5-30

		$ 59,308	$494,849	$ 1,208,690	$ 308,794	$494,849	$1,517,484	$2,012,333	$ 637,948

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 17, 2009

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

10.3	*
Offer Letter/ Employment Agreement between Registrant and Joseph D. Russell, Jr., dated as of September 6, 2002. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.4		Form of Indemnity Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.

10.5	*	Form of Indemnification Agreement for Executive Officers. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

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

10.44	*	Registrant’s 1997 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (No. 333-48313) and incorporated herein by reference.

10.45	*	Registrant’s 2003 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (No. 333-104604) and incorporated herein by reference.

10.46	*	Retirement Plan for Non-Employee Directors. Filed with Registrant’s Registration Statement on Form S-8 (No. 333-129463) and incorporated herein by reference.

10.47	*	Form of PS Business Parks, Inc. Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

10.48	*
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

12		Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

21		List of Subsidiaries. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

23		Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Management contract or compensatory plan or arrangement