Form 10-Q
period 2009-06-30
PS BUSINESS PARKS INC/CA
filed 2009-08-07
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2009, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 20,547,592.

PS BUSINESS PARKS, INC.
INDEX

PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$21,998	$55,015

Real estate facilities, at cost:
Land	494,849	494,849
Buildings and equipment	1,527,091	1,517,484

	2,021,940	2,012,333
Accumulated depreciation	(679,991)	(637,948)

	1,341,949	1,374,385
Land held for development	6,829	7,869

	1,348,778	1,382,254

Rent receivable	1,849	2,055
Deferred rent receivable	21,817	21,633
Other assets	6,015	8,366

Total assets	$1,400,457	$1,469,323

LIABILITIES AND EQUITY

Accrued and other liabilities	$48,793	$46,428
Mortgage notes payable	53,519	59,308

Total liabilities	102,312	105,736

Commitments and contingencies

Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 25,042 and 28,250 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	626,046	706,250
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,545,511 and 20,459,916 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	205	204
Paid-in capital	396,930	363,587
Cumulative net income	659,028	622,113
Cumulative distributions	(614,518)	(571,340)

Total PS Business Parks, Inc.’s shareholders’ equity	1,067,691	1,120,814

Noncontrolling interests:
Preferred units	73,418	94,750
Common units	157,036	148,023

Total noncontrolling interests	230,454	242,773

Total equity	1,298,145	1,363,587

Total liabilities and equity	$1,400,457	$1,469,323

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$67,976	$70,446	$137,723	$140,557
Facility management fees	173	177	350	372

Total operating revenues	68,149	70,623	138,073	140,929

Expenses:
Cost of operations	21,549	21,939	44,304	44,429
Depreciation and amortization	21,412	25,120	43,803	50,567
General and administrative	1,538	2,085	3,514	4,131

Total operating expenses	44,499	49,144	91,621	99,127

Other income and expenses:
Interest and other income	68	282	247	610
Interest expense	(881)	(990)	(1,811)	(1,983)
Gain on sale of land	1,488	—	1,488	—

Total other income and expenses	675	(708)	(76)	(1,373)

Net income	$24,325	$20,771	$46,376	$40,429

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$3,080	$1,639	$14,794	$2,987
Noncontrolling interests — preferred units	1,381	1,752	(5,333)	3,504

Total net income allocable to noncontrolling interests.	4,461	3,391	9,461	6,491

Net income allocable to PS Business Parks, Inc.:
Common shareholders	8,657	4,561	41,518	8,310
Preferred shareholders	11,155	12,757	(4,871)	25,513
Restricted stock unit holders	52	62	268	115

Total net income allocable to PS Business Parks, Inc.	19,864	17,380	36,915	33,938

	$24,325	$20,771	$46,376	$40,429

Net income per common share:
Basic	$0.42	$0.22	$2.03	$0.41
Diluted	$0.42	$0.22	$2.01	$0.40

Weighted average common shares outstanding:
Basic	20,531	20,430	20,501	20,432

Diluted	20,652	20,639	20,605	20,620

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENT OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Unaudited, in thousands, except share data)

								Total PS
								Business Parks,
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Inc.‘s Shareholders‘	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity	Interests	Equity
Balances at December 31, 2008	28,250	$706,250	20,459,916	$204	$363,587	$622,113	$(571,340)	$1,120,814	$242,773	$1,363,587
Repurchase of preferred stock, net of issuance costs	(3,208)	(80,204)	—	—	32,788	—	(2,783)	(50,199)	—	(50,199)
Repurchase of preferred units, net of issuance costs	—	—	—	—	9,578	—	—	9,578	(21,913)	(12,335)
Repurchase of common stock	—	—	—	—	(230)	—	—	(230)	—	(230)
Exercise of stock options	—	—	22,100	—	678	—	—	678	—	678
Stock compensation, net	—	—	63,495	1	249	—	—	250	—	250
Shelf registration	—	—	—	—	(75)	—	—	(75)	—	(75)
Net income	—	—	—	—	—	36,915	—	36,915	9,461	46,376
Distributions:
Preferred stock	—	—	—	—	—	—	(22,351)	(22,351)	—	(22,351)
Common stock	—	—	—	—	—	—	(18,044)	(18,044)	—	(18,044)
Noncontrolling interests	—	—	—	—	—	—	—	—	(9,512)	(9,512)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	(9,645)	—	—	(9,645)	9,645	—

Balances at June 30, 2009	25,042	$626,046	20,545,511	$205	$396,930	$659,028	$(614,518)	$1,067,691	$230,454	$1,298,145

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months
	Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$46,376	$40,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	43,803	50,567
In-place lease adjustment	(161)	(96)
Lease incentives net of tenant improvement reimbursements	(174)	(69)
Amortization of mortgage premium	(134)	(128)
Gain on disposition of real estate	(1,488)	—
Stock compensation, net	1,713	2,030
Decrease in receivables and other assets	2,019	3,514
Increase in accrued and other liabilities	1,332	2,116

Total adjustments	46,910	57,934

Net cash provided by operating activities	93,286	98,363

Cash flows from investing activities:
Capital improvements to real estate facilities	(11,367)	(19,936)
Proceeds from disposition of land	2,557	—

Net cash used in investing activities	(8,810)	(19,936)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(527)	(560)
Repayment of mortgage note payable	(5,128)	—
Proceeds from the exercise of stock options	678	447
Shelf registration costs	(75)	—
Repurchase of common stock	—	(21,626)
Repurchase of preferred stock	(50,199)	—
Repurchase of preferred units	(12,335)	—
Distributions paid to common shareholders	(18,044)	(17,975)
Distributions paid to preferred shareholders	(22,351)	(25,513)
Distributions paid to noncontrolling interests — common units	(6,428)	(6,428)
Distributions paid to noncontrolling interests — preferred units	(3,084)	(3,504)

Net cash used in financing activities	(117,493)	(75,159)

Net (decrease) increase in cash and cash equivalents	(33,017)	3,268
Cash and cash equivalents at the beginning of the period	55,015	35,041

Cash and cash equivalents at the end of the period	$21,998	$38,309

Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests — common units	$9,645	$(2,410)
Paid-in capital	$(9,645)	$2,410
See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
1. Organization and description of business
PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of June 30, 2009, PSB owned 73.8% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units were owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”
The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties, primarily multi-tenant flex, office and industrial space. As of June 30, 2009, the Company owned and operated approximately 19.6 million rentable square feet of commercial space located in eight states. The Company also manages approximately 1.4 million rentable square feet on behalf of PS and its affiliated entities.
References to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).
2. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2008.
The accompanying consolidated financial statements include the accounts of PSB and the Operating Partnership. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.
The Company has evaluated subsequent events through August 7, 2009, the date of issuance of the consolidated financial statements.
Noncontrolling Interests
The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” for arrangements with noncontrolling interests. SFAS No. 160 requires that minority interests be recharacterized as noncontrolling interests and be reported as a component of equity separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change in control should be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement and, upon a gain or loss of control, the interest purchased or sold, as well as any interest retained, should be recorded at fair value with any gain or loss recognized in earnings. The Company adopted SFAS No. 160 beginning January 1, 2009, which applies prospectively, except for presentation and disclosure requirements, which apply retrospectively. The adoption of SFAS No. 160 on January 1, 2009 did not have a material impact on the Company’s consolidated financial position or earnings per share.

Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
Allowance for doubtful accounts
The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 and $300,000 at June 30, 2009 and December 31, 2008, respectively.
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
Intangible assets/liabilities
Intangible assets and liabilities include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values (included in other assets and accrued liabilities in the accompanying consolidated balance sheets) are amortized, net, to rental income over the remaining non-cancelable terms of the respective leases. The

Company recorded net amortization of $75,000 and $48,000 of intangible assets and liabilities resulting from the above-market and below-market lease values during the three months ended June 30, 2009 and 2008, respectively. Amortization was $161,000 and $96,000 for each of the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, the value of in-place leases resulted in a net intangible asset of $137,000, net of $1.1 million of accumulated amortization, and a net intangible liability of $381,000, net of $977,000 of accumulated amortization. As of December 31, 2008, the value of in-place leases resulted in a net intangible asset of $181,000, net of $1.0 million of accumulated amortization, and a net intangible liability of $585,000, net of $772,000 of accumulated amortization.
Evaluation of asset impairment
The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At June 30, 2009, the Company did not consider any assets to be impaired.
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
Accounting for preferred equity issuance costs
In accordance with Emerging Issues Task Force (“EITF”) Topic D-42, the Company records its issuance costs as a reduction to paid-in capital on its balance sheet at the time the preferred securities are issued and reflects the carrying value of the preferred equity at the stated value. The Company records issuance costs as non-cash preferred equity distributions at the time it notifies the holders of preferred stock or units of its intent to redeem such shares or units.
Net income allocation
Net income was allocated as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$3,080	$1,639	$14,794	$2,987
Noncontrolling interests — preferred units:
Distributions to preferred unit holders	1,381	1,752	3,084	3,504
Gain on repurchase of preferred units, net of issuance costs	—	—	(8,417)	—

Total net income allocable to noncontrolling interests — preferred units	1,381	1,752	(5,333)	3,504

Total net income allocable to noncontrolling interests	4,461	3,391	9,461	6,491

Net income allocable to PS Business Parks, Inc.:
Common shareholders	8,657	4,561	41,518	8,310
Preferred shareholders:
Distributions to preferred shareholders	11,155	12,757	22,351	25,513
Gain on repurchase of preferred stock, net of issuance costs	—	—	(27,222)	—

Total net income allocable to preferred shareholders	11,155	12,757	(4,871)	25,513

Restricted stock unit holders	52	62	268	115

Total net income allocable to PS Business Parks, Inc.	19,864	17,380	36,915	33,938

	$24,325	$20,771	$46,376	$40,429

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net income allocable to common shareholders	$8,657	$4,561	$41,518	$8,310

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	20,531	20,430	20,501	20,432
Net effect of dilutive stock compensation — based on treasury stock method using average market price	121	209	104	188

Diluted weighted average common shares outstanding	20,652	20,639	20,605	20,620

Net income per common share — Basic	$0.42	$0.22	$2.03	$0.41

Net income per common share — Diluted	$0.42	$0.22	$2.01	$0.40

Options to purchase approximately 210,000 and 66,000 shares for the three months ended June 30, 2009 and 2008, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive. Options to purchase approximately 220,000 and 66,000 shares for the six months ended June 30, 2009 and 2008, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.
Segment reporting
The Company views its operations as one segment.
Reclassifications
Certain reclassifications have been made to the consolidated financial statements for 2008 in order to conform to the 2009 presentation.
3. Real estate facilities
The activity in real estate facilities for the six months ended June 30, 2009 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Equipment	Depreciation	Total
Balances at December 31, 2008	$494,849	$1,517,484	$(637,948)	$1,374,385
Capital improvements, net	—	11,367	—	11,367
Disposals	—	(1,760)	1,760	—
Depreciation expense	—	—	(43,803)	(43,803)

Balances at June 30, 2009	$494,849	$1,527,091	$(679,991)	$1,341,949

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
The Company did not acquire any assets or assume any liabilities during the six months ended June 30, 2009 and 2008.
During May, 2009, the Company sold 3.4 acres of land held for development in Portland, Oregon, for a gross sales price of $2.7 million, resulting in a net gain of $1.5 million.
4. Leasing activity
The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues excluding recovery of operating expenses as of June 30, 2009 under these leases are as follows (in thousands):

2009	$104,077
2010	177,307
2011	128,381
2012	87,630
2013	53,378
Thereafter	80,691

Total	$631,464

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $13.8 million and $13.5 million for the three months ended June 30, 2009 and 2008, respectively and $27.6 million and $26.5 million for the six months ended June 30, 2009 and 2008, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.
Leases accounting for approximately 4.3% of total leased square footage are subject to termination options which include leases for approximately 1.0% of total leased square footage having termination options exercisable through December 31, 2009. In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.
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

In connection with the modification of the Credit Facility, the Company paid a fee of $300,000, which is being amortized over the life of the Credit Facility. The Company had no borrowings outstanding on its Credit Facility at June 30, 2009 or December 31, 2008. The Credit Facility requires the Company to meet certain covenants, with which the Company was in compliance with at June 30, 2009.
6. Mortgage notes payable
Mortgage notes consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
5.73% mortgage note, secured by one commercial property with a net book value of $29.4 million, principal and interest payable monthly, due March, 2013	$14,114	$14,247
6.15% mortgage note, secured by one commercial property with a net book value of $29.0 million, principal and interest payable monthly, due November, 2031 (1)	16,681	16,912
5.52% mortgage note, secured by one commercial property with a net book value of $15.9 million, principal and interest payable monthly, due May, 2013	9,938	10,053
5.68% mortgage note, secured by one commercial property with a net book value of $17.6 million, principal and interest payable monthly, due May, 2013	9,952	10,065
5.61% mortgage note, secured by one commercial property with a net book value of $5.8 million, principal and interest payable monthly, due January, 2011 (2)	2,834	2,887
7.29% mortgage note, secured by one commercial property with a net book value of $5.9 million, principal and interest payable monthly, repaid February, 2009	—	5,144

Total	$53,519	$59,308

(1)	The mortgage note has a stated principal balance of $16.1 million and a stated interest rate of 7.20%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 6.15%. The unamortized premiums were $532,000 and $635,000 as of June 30, 2009 and December 31, 2008, respectively. This mortgage is repayable without penalty beginning November, 2011.

(2)	The mortgage note has a stated principal balance of $2.7 million and a stated interest rate of 7.61%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 5.61%. The unamortized premiums were $105,000 and $136,000 as of June 30, 2009 and December 31, 2008, respectively.
At June 30, 2009, mortgage notes payable had a weighted average interest rate of 5.81% and a weighted average maturity of 3.3 years with principal payments as follows (in thousands):

2009	$633
2010	1,376
2011	19,426
2012	856
2013	31,228

Total	$53,519

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
At June 30, 2009, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. On a fully converted basis, assuming all 7,305,355 noncontrolling interests — common units were converted into shares of common stock of PSB at June 30, 2009, the noncontrolling interests — common units would convert into approximately 26.2% of the common shares outstanding. Combined with PS’s common stock ownership, on a fully converted basis, PS has a combined ownership of approximately 45.7% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the noncontrolling interest based upon the ownership interest, and an adjustment is made to the noncontrolling interest, with a corresponding adjustment to paid-in capital, to reflect the noncontrolling interests’ equity interest in the Company.
Preferred partnership units
Through the Operating Partnership, the Company had the following preferred units outstanding as of June 30, 2009 and December 31, 2008:

				June 30, 2009		December 31, 2008
		Earliest Potential	Dividend	Units	Amount	Units	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)	Outstanding	(in thousands)
Series G	October, 2002	October, 2007	7.950%	800,000	$20,000	800,000	$20,000
Series J	May & June, 2004	May, 2009	7.500%	1,710,000	42,750	1,710,000	42,750
Series N	December, 2005	December, 2010	7.125%	223,300	5,583	800,000	20,000
Series Q	March, 2007	March, 2012	6.550%	203,400	5,085	480,000	12,000

Total				2,936,700	$73,418	3,790,000	$94,750

During the first quarter of 2009, the Company paid $12.3 million to repurchase 853,300 units of various series of Cumulative Redeemable Preferred Units for a weighted average purchase price of $14.46 per unit. In accordance with EITF Topic D-42, the purchase price discount, equaling the liquidation value of $25.00 per unit over the weighted average purchase price of $14.46 per unit, is added to net income allocable to common shareholders, net of the original issue discount.
The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of June 30, 2009, the Company had $2.1 million of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.
8. Related party transactions
Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and its affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $93,000 and $97,000 for the three months ended June 30, 2009 and 2008, respectively, and $186,000 and $195,000 for the six months ended June 30, 2009 and 2008, respectively.
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
The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under these contracts were $173,000 and $177,000 for the three months ended June 30, 2009 and 2008, respectively and $350,000 and $372,000 for the six months ended June 30, 2009 and 2008, respectively.
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

Either the Company or PS can cancel the property management contract upon 60 days notice. Management fee expenses under the contract were approximately $10,000 and $13,000 for the three months ended June 30, 2009 and 2008, respectively and $27,000 and $24,000 for the six months ended June 30, 2009 and 2008, respectively.
The Company had amounts due from PS of $252,000 and $763,000 at June 30, 2009 and December 31, 2008, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.
9. Shareholders’ equity
Preferred stock
As of June 30, 2009 and December 31, 2008, the Company had the following series of preferred stock outstanding:

				June 30, 2009		December 31, 2008
		Earliest Potential	Dividend	Shares	Amount	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)	Outstanding	(in thousands)
Series H	January & October, 2004	January, 2009	7.000%	6,340,776	$158,520	8,200,000	$205,000
Series I	April, 2004	April, 2009	6.875%	2,745,050	68,626	3,000,000	75,000
Series K	June, 2004	June, 2009	7.950%	2,165,000	54,125	2,300,000	57,500
Series L	August, 2004	August, 2009	7.600%	1,935,000	48,375	2,300,000	57,500
Series M	May, 2005	May, 2010	7.200%	3,182,000	79,550	3,300,000	82,500
Series O	June & August, 2006	June, 2011	7.375%	3,384,000	84,600	3,800,000	95,000
Series P	January, 2007	January, 2012	6.700%	5,290,000	132,250	5,350,000	133,750

Total				25,041,826	$626,046	28,250,000	$706,250

During the first quarter of 2009, the Company paid $50.2 million to repurchase 3,208,174 depositary shares, each representing 1/1,000 of a share of various series of Cumulative Redeemable Preferred Stock for a weighted average purchase price of $15.65 per depositary share. In accordance with EITF Topic D-42, the purchase price discount, equaling the liquidation value of $25.00 per depositary share over the weighted average purchase price per depositary share of $15.65, is added to net income allocable to common shareholders, net of the original issue discount.
The Company paid $11.2 million and $12.8 million in distributions to its preferred shareholders for the three months ended June 30, 2009 and 2008, respectively. The Company paid $22.4 million and $25.5 million in distributions to its preferred shareholders for the six months ended June 30, 2009 and 2008, respectively.
Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured.
Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. As of June 30, 2009, the Company had $20.7 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.
Common stock
The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the six months ended June 30, 2008, the Company repurchased 370,042 shares of common stock at an aggregate cost of $18.3 million or an average cost per share of $49.52. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million or an average cost per share of $35.84. Under existing board authorizations, the Company can repurchase an additional 2.2 million shares. No shares were repurchased during the six months ended June 30, 2009.

The Company paid $9.0 million ($0.44 per common share) in distributions to its common shareholders for the three months ended June 30, 2009 and 2008 and $18.0 million ($0.88 per common share) for the six months ended June 30, 2009 and 2008.
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
The weighted average grant date fair value of options granted during the six months ended June 30, 2009 and 2008 was $4.14 per share and $8.50 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the six months ended June 30, 2009 and 2008, respectively: a dividend yield of 4.4% and 3.1%; expected volatility of 19.4% and 19.1%; expected life of five years; and risk-free interest rates of 2.0% and 3.1%.
The weighted average grant date fair value of restricted stock units granted during the six months ended June 30, 2009 and 2008 was $35.00 and $52.35, respectively. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant.
At June 30, 2009, there were a combined total of 1.2 million options and restricted stock units authorized to grant. Information with respect to outstanding options and nonvested restricted stock units granted under the 1997 Plan and 2003 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2008	556,353	$39.00
Granted	26,000	$40.50
Exercised	(22,100)	$30.71
Forfeited	—	—

Outstanding at June 30, 2009	560,253	$39.39	4.48 Years	$6,113

Exercisable at June 30, 2009	450,053	$36.59	3.71 Years	$5,727

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2008	229,688	$54.81
Granted	11,700	$35.00
Vested	(101,817)	$54.91
Forfeited	(7,500)	$55.96

Nonvested at June 30, 2009	132,071	$52.92

Included in the Company’s consolidated statements of income for the three months ended June 30, 2009 and 2008, was $142,000 and $111,000, respectively, in net compensation expense related to stock options. Net compensation expense of $264,000 and $217,000 related to stock options was recognized during the six months ended June 30, 2009 and 2008, respectively. Net compensation expense of $415,000 and $882,000 related to restricted stock units was recognized during the three months ended June 30, 2009 and 2008, respectively. Net compensation expense of $1.3 million and $1.8 million related to restricted stock units was recognized during the six months ended June 30, 2009 and 2008, respectively.
As of June 30, 2009, there was $646,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 2.7 years. As of June 30, 2009, there was $4.6 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 3.5 years.
Cash received from 22,100 stock options exercised during the six months ended June 30, 2009 was $678,000. Cash received from 17,500 stock options exercised during the six months ended June 30, 2008 was $447,000. The aggregate intrinsic value of the stock options exercised during the six months ended June 30, 2009 and 2008 was $312,000 and $509,000, respectively.
During the six months ended June 30, 2009, 101,817 restricted stock units vested; in settlement of these units, 63,495 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the six months ended June 30, 2009 was $3.6 million. During the six months ended June 30, 2008, 22,469 restricted stock units vested; in settlement of these units, 14,441 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the six months ended June 30, 2008 was $1.2 million.
In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income was $68,000 and $25,000 in compensation expense for the three months ended June 30, 2009 and 2008, respectively and $99,000 and $51,000 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 and 2008, there was $321,000 and $261,000, respectively, of unamortized compensation expense related to these shares.

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
During the first six months of 2009, the Company successfully leased or re-leased 2.8 million square feet of space while experiencing a decrease in rental rates. Total net operating income for the six months ended June 30, 2009 decreased $2.7 million, or 2.8%, compared to the six months ended June 30, 2008. See further discussion of operating results below.
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
Effect of Economic Conditions on the Company’s Operations:
During the first six months of 2009, the severe recession and weak economic conditions continued to impact commercial real estate as the Company experienced a decrease in new rental rates over expiring rental rates on executed leases as well as declining occupancy. Although it is uncertain what impact the current recession will have on the Company’s ability to maintain current occupancy levels and rental rates, management expects that the decrease in rental rates on new and renewal transactions combined with further reductions in occupancy will result in a decrease in rental income for the third quarter of 2009 when compared to the same period of 2008. A continued deepening economic recession may have a significant impact on the Company, potentially resulting in further reductions in occupancy and rental rates.
While the Company historically has experienced a moderate level of write-offs due to business failures and bankruptcy filing, there is inherent uncertainty in a tenant’s ability to continue paying rent when in bankruptcy. As of July 31, 2009, the Company had approximately 42,000 square feet of leased space that is occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. In addition, the Company had tenants occupying approximately 628,000 square feet who vacated their space during the six months ended June 30, 2009 as a result of business failures. A number of other tenants have contacted us, requesting a reduction in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our operating results.

Company Performance and Effect of Economic Conditions on Primary Markets:
The Company’s operations are substantially concentrated in 10 regions. Current market conditions for each region are summarized below. During the six months ended June 30, 2009, rental rates on new and renewed leases within the Company’s overall portfolio decreased 12.6% over expiring rents. Below is a summary of the general market conditions as well as the Company’s operating statistics for each of the 10 regions in which the Company operates. The Company has compiled the market information set forth below using third party reports for each respective market. The Company considers these sources to be reliable, but there can be no assurance that the information in these reports is accurate.
The Company owns approximately 4.0 million square feet in Southern California in Los Angeles, Orange and San Diego Counties. Market vacancies have increased due to the continued weakening in the economy combined with the lack of credit availability and its effect on small businesses. These factors have also created significantly more competition for tenants, which in turn has placed pressure on rental rates. Vacancy rates in Southern California range from 4.1% to 18.2%. The Company’s vacancy rate in this region at June 30, 2009 was 8.6%. For the six months ended June 30, 2009, the overall market experienced negative net absorption of 0.5% for the reasons noted above as well as the completion of newly constructed space in 2008. The Company’s weighted average occupancy for the region decreased from 94.7% for the first six months of 2008 to 90.4% for the first six months of 2009. Annualized realized rent per square foot decreased 0.5% from $17.30 per square foot for the first six months of 2008 to $17.22 per square foot for the first six months of 2009.
The Company owns approximately 1.8 million square feet in Northern California with concentrations in Sacramento, the East Bay (Hayward and San Ramon) and Silicon Valley (San Jose and Santa Clara). Vacancy rates in these submarkets are 22.3%, 20.1% and 17.8%, respectively. The Company’s vacancy rate in its Northern California portfolio at June 30, 2009 was 18.4%. Demand in these submarkets slowed measurably in the second half of 2008 and continued to slow in the first six months of 2009. The time necessary to execute a transaction has lengthened as tenants weigh various options. During the second half of 2008 and continuing into 2009, lease renewals and short-term leases were the most common leasing activity in the market as firms are seeking ways of reducing costs. For the six months ended June 30, 2009, the combined submarkets noted above experienced negative net absorption of 2.1%. The Company’s weighted average occupancy in this region decreased from 92.1% for the first six months of 2008 to 86.7% for the first six months of 2009 due in part to two large tenant defaults comprising 134,000 square feet. Annualized realized rent per square foot decreased 3.9% from $14.28 per square foot for the first six months of 2008 to $13.72 per square foot for the first six months of 2009.
The Company owns approximately 1.2 million square feet in Southern Texas, specifically in the Austin and Houston markets. Market vacancy rates are 14.6% in the Austin market and 13.9% in the Houston market. The Company’s vacancy rate for these combined markets at June 30, 2009 was 14.9%. During the second half of 2008 and continuing into 2009, demand eased in these markets due to the slowdown in the oil and gas industry as a result of declining oil prices. For the six months ended June 30, 2009, the combined markets experienced negative net absorption of 0.9%. The Company’s weighted average occupancy in this region decreased from 95.6% for the first six months of 2008 to 86.5% for the first six months of 2009 due in part to two large tenant defaults comprising 61,000 square feet. Annualized realized rent per square foot increased 8.5% from $11.34 per square foot for the first six months of 2008 to $12.30 per square foot for the first six months of 2009.
The Company owns approximately 1.7 million square feet in Northern Texas, primarily located in the Dallas Metroplex market. The market vacancy rate in Las Colinas, where significant concentrations of the Company’s properties are located, is 10.7%. The Company’s vacancy rate at June 30, 2009 in this market was 10.1%. During the end of 2008 and continuing into 2009, this market began to show signs of softening in fundamentals as a result of the impact of the national recession. Vacancy is on the rise due to a high volume of construction completed in 2008 and slowing job growth. As a result, the market experienced negative net absorption of 0.1% for the six months ended June 30, 2009. The Company’s weighted average occupancy for the region decreased from 93.0% for the first six months of 2008 to 91.8% for the first six months of 2009. Annualized realized rent per square foot decreased 0.3% from $10.66 per square foot for the first six months of 2008 to $10.63 per square foot for the first six months of 2009.

The Company owns approximately 3.6 million square feet in South Florida, which consists of Miami International Commerce Center (“MICC”) business park located in the Airport West submarket of Miami-Dade County and two multi-tenant flex parks located in Palm Beach County. MICC is located less than one mile from the cargo entrance of the Miami International Airport, which is one of the most active ports in the United States. The effect of the current economic recession on the import/export business has had a measurable negative impact on demand in Miami. Market vacancy rates for Miami-Dade County and Palm Beach County are 8.9% and 11.9%, respectively, compared with the Company’s South Florida vacancy rate of 6.4% at June 30, 2009. For the six months ended June 30, 2009, the combined markets experienced negative net absorption of 2.0%. The Company’s weighted average occupancy in this region outperformed the market, decreasing from 96.4% for the first six months of 2008 to 95.4% for the first six months of 2009. Annualized realized rent per square foot increased 2.4% from $9.23 per square foot for the first six months of 2008 to $9.45 per square foot for the first six months of 2009.
The Company owns approximately 3.0 million square feet in the Northern Virginia submarket of Washington D.C., where the average market vacancy rate is 13.9%. The Company’s vacancy rate at June 30, 2009 was 7.4%. Vacancy rates in this market increased as tenants downsize their existing space due to the economic recession. The increase in sublease space and decrease in demand has lengthened the time of lease negotiations. For the six months ended June 30, 2009, the market experienced negative net absorption of 0.4%. The Company’s annualized realized rent per square foot increased 4.3% from $19.99 per square foot for the first six months of 2008 to $20.84 per square foot for the first six months of 2009. The Company’s weighted average occupancy decreased from 97.2% for the first six months of 2008 to 93.2% for the first six months of 2009.
The Company owns approximately 1.8 million square feet in the Maryland submarket of Washington D.C. The Company’s vacancy rate in the region at June 30, 2009 was 9.5% compared to 13.9% for the market as a whole. For the six months ended June 30, 2009, the market experienced negative net absorption of 0.6%, which is attributed to a decrease in demand for large blocks of space due to the slowing economy. The Company’s weighted average occupancy increased from 90.7% for the first six months of 2008 to 92.0% for the first six months of 2009. Annualized realized rent per square foot increased 2.9% from $23.08 per square foot for the first six months of 2008 to $23.74 per square foot for the first six months of 2009.
The Company owns approximately 1.3 million square feet in the Beaverton submarket of Portland, Oregon. The market vacancy rate in this region is 23.9%. The Company’s vacancy rate in the market was 21.6% at June 30, 2009. Recent economic trends and the economic recession have resulted in increases in both vacancy rates and rent concessions in the market. For the six months ended June 30, 2009, the market experienced negative net absorption of 0.9%. The Company’s weighted average occupancy decreased from 84.4% for the first six months of 2008 to 80.3% for the first six months of 2009. The decrease was primarily related to a 120,000 square foot tenant vacating its space during the second quarter of 2008 and a 28,000 square foot tenant defaulting during the second quarter of 2009. As a result of the recent trends and slowdown, annualized realized rent per square foot decreased 0.8% from $16.67 per square foot for the first six months of 2008 to $16.54 per square foot for the first six months of 2009.
The Company owns approximately 679,000 square feet in the Phoenix and Tempe submarkets of Arizona. Market vacancies increased significantly due in part to the number of housing-related tenants who have vacated space combined with companies contracting and reorganizing business operations. These factors have also created significantly more competition for tenants, which may result in higher lease concessions while limiting the Company’s ability to generate rental rate growth. The market vacancy rate is 15.2% compared to the Company’s vacancy rate of 13.0% at June 30, 2009. For the six months ended June 30, 2009, the market experienced negative net absorption of 1.5%. Annualized realized rent per square foot decreased 7.3% from $11.75 per square foot for the first six months of 2008 to $10.89 per square foot for the first six months of 2009. The Company’s weighted average occupancy in the region decreased from 87.1% for the first six months of 2008 to 86.9% for the first six months of 2009.

The Company owns approximately 521,000 square feet in the state of Washington which mostly consists of Overlake Business Center, a 493,000 square foot multi-tenant office and flex business park located in Redmond. The weakened aerospace manufacturing industry and global economic slowdown has resulted in fewer imports and exports resulting in a softened demand in this market. The market vacancy rate is 11.6%. For the six months ended June 30, 2009, this market experienced negative net absorption of 2.2%. The Company’s vacancy rate in this region at June 30, 2009 was 11.6%. The Company’s weighted average occupancy decreased from 94.3% for the first six months of 2008 to 90.8% for the first six months of 2009. Annualized realized rent per square foot increased 3.5% from $19.10 per square foot for the first six months of 2008 to $19.77 per square foot for the first six months of 2009.
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
The Company made no acquisitions during the six months ended June 30, 2009 and 2008.
During May, 2009, the Company sold 3.4 acres of land held for development in Portland, Oregon, for a gross sales price of $2.7 million, resulting in a net gain of $1.5 million. The Company made no dispositions during the six months ended June 30, 2008.
Scheduled Lease Expirations:
In addition to the 2.1 million square feet, or 10.6%, of space available in our total portfolio as of June 30, 2009, leases representing approximately 10.7% of the leased square footage of our total portfolio are scheduled to expire during the remainder of 2009. Our ability to re-lease available space depends upon the market conditions in the specific submarkets in which our properties are located.
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
Concentration of Portfolio by Region:
Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables), are summarized for the three and six months ended June 30, 2009 by major geographic region below. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them as well as the investor the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization has been excluded from these financial measures as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization is generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. The tables below reflect rental income, operating expenses and NOI for the three and six months ended June 30, 2009 based on geographical concentration. The total of all regions is equal to the amount of rental income and cost of operations recorded by the Company in accordance with GAAP. As part of the tables below, we have shown the effect of depreciation and amortization on NOI. We have reconciled NOI to net income in the table under “Results of Operations” below. The percent of total by region reflects the actual contribution to rental income, cost of operations and NOI during the period (in thousands):
Three Months Ended June 30, 2009:

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,988	20.4%	$15,436	22.7%	$4,411	20.5%	$11,025	23.7%
Northern California	1,818	9.3%	5,059	7.5%	1,679	7.8%	3,380	7.3%
Southern Texas	1,161	5.9%	2,995	4.4%	1,297	6.0%	1,698	3.7%
Northern Texas	1,689	8.6%	4,029	5.9%	1,528	7.1%	2,501	5.4%
South Florida	3,596	18.4%	7,978	11.7%	2,587	12.0%	5,391	11.6%
Virginia	3,020	15.4%	14,778	21.7%	4,195	19.4%	10,583	22.8%
Maryland	1,770	9.1%	9,576	14.1%	2,865	13.3%	6,711	14.5%
Oregon	1,314	6.7%	4,327	6.4%	1,758	8.2%	2,569	5.5%
Arizona	679	3.5%	1,536	2.3%	644	3.0%	892	1.9%
Washington	521	2.7%	2,262	3.3%	585	2.7%	1,677	3.6%

Total before depreciation and amortization	19,556	100.0%	67,976	100.0%	21,549	100.0%	46,427	100.0%

Depreciation and amortization			—		21,412		(21,412)

Total based on GAAP			$67,976		$42,961		$25,015

Six Months Ended June 30, 2009:

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,988	20.4%	$31,017	22.5%	$8,740	19.7%	$22,277	23.8%
Northern California	1,818	9.3%	10,813	7.9%	3,286	7.4%	7,527	8.1%
Southern Texas	1,161	5.9%	6,178	4.5%	2,674	6.0%	3,504	3.7%
Northern Texas	1,689	8.6%	8,242	6.0%	3,049	6.9%	5,193	5.6%
South Florida	3,596	18.4%	16,213	11.8%	5,228	11.8%	10,985	11.8%
Virginia	3,020	15.4%	29,311	21.3%	9,094	20.5%	20,217	21.6%
Maryland	1,770	9.1%	19,336	14.0%	6,141	13.9%	13,195	14.1%
Oregon	1,314	6.7%	8,725	6.3%	3,540	8.0%	5,185	5.6%
Arizona	679	3.5%	3,211	2.3%	1,353	3.1%	1,858	2.0%
Washington	521	2.7%	4,677	3.4%	1,199	2.7%	3,478	3.7%

Total before depreciation and amortization	19,556	100.0%	137,723	100.0%	44,304	100.0%	93,419	100.0%

Depreciation and amortization			—		43,803		(43,803)

Total based on GAAP			$137,723		$88,107		$49,616

Concentration of Credit Risk by Industry:
The information below depicts the industry concentration of our tenant base as of June 30, 2009. The Company analyzes this concentration to understand significant industry exposure risk.

% of Total
Annualized Rental
Industry	Income
Business Services	14.3%
Health Services	10.9%
Computer Hardware, Software and Related Services	9.2%
Warehouse, Distribution, Transportation and Logistics	8.9%
Government	8.4%
Engineering and Construction	7.5%
Insurance and Financial Services	7.2%
Retail, Food, and Automotive	6.7%
Communications	5.2%
Home Furnishings	3.8%
Electronics	3.5%
Educational Services	2.8%
Aerospace/Defense Products and Services	2.4%
Other	9.2%

Total	100.0%

The information below depicts the Company’s top 10 customers by annual rents as of June 30, 2009 (in thousands):

			% of Total
		Annualized	Annualized
Tenants	Square Footage	Rental Income (1)	Rental Income
U.S. Government	505	$13,199	4.9%
Kaiser Permanente	186	3,914	1.4%
Wells Fargo Bank	101	1,772	0.7%
Northrop Grumman	58	1,714	0.6%
AARP	102	1,693	0.6%
American Intercontinental University	75	1,442	0.5%
Raytheon	82	1,383	0.5%
Verizon	72	1,351	0.5%
Montgomery County Public Schools	47	1,348	0.5%
Intel Corporation	94	1,326	0.5%

Total	1,322	$29,142	10.7%

(1)	For leases expiring prior to December 31, 2009, annualized rental income represents income to be received under existing leases from June 30, 2009 through the date of expiration.
Comparative Analysis of the Three and Six Months Ended June 30, 2009 to the Three and Six Months Ended June 30, 2008
Results of Operations: In order to evaluate the performance of the Company’s overall portfolio over two comparable periods, management analyzes the operating performance of a consistent group of properties owned and operated throughout both periods (herein referred to as “Same Park”). As the Company has had no building acquisitions or dispositions since January 1, 2008, for the three and six months ended June 30, 2009 and 2008, the Same Park facilities constitute 19.6 million rentable square feet, which includes 100.0% of the assets of the Company.
Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table) are summarized for the three and six months ended June 30, 2009 and 2008. The Company’s property operations account for substantially all of the net operating income earned by the Company. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following table presents the operating results of the Company’s properties for the three and six months ended June 30, 2009 and 2008 in addition to other income and expense items affecting net income (in thousands, except per square foot data):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Rental income:
Same Park (1)	$67,976	$70,446	(3.5%)	$137,723	$140,557	(2.0%)
Cost of operations:
Same Park	21,549	21,939	(1.8%)	44,304	44,429	(0.3%)

Net operating income (2):
Same Park	46,427	48,507	(4.3%)	93,419	96,128	(2.8%)

Other income and expenses:
Facility management fees	173	177	(2.3%)	350	372	(5.9%)
Interest and other income	68	282	(75.9%)	247	610	(59.5%)
Interest expense	(881)	(990)	(11.0%)	(1,811)	(1,983)	(8.7%)
Depreciation and amortization	(21,412)	(25,120)	(14.8%)	(43,803)	(50,567)	(13.4%)
General and administrative	(1,538)	(2,085)	(26.2%)	(3,514)	(4,131)	(14.9%)
Gain on sale of land	1,488	—	100.0%	1,488	—	100.0%

Net income	$24,325	$20,771	17.1%	$46,376	$40,429	14.7%

Same Park gross margin (3)	68.3%	68.9%	(0.9%)	67.8%	68.4%	(0.9%)
Same Park weighted average for the period:
Occupancy	89.9%	93.5%	(3.9%)	90.7%	93.7%	(3.2%)
Annualized realized rent per square foot (4)	$15.47	$15.41	0.4%	$15.53	$15.34	1.2%

(1)	See above for a definition of Same Park.

(2)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” above for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

(3)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income.

(4)	Same Park realized rent per square foot represents the annualized Same Park rental income earned per occupied square foot.
The following tables summarize the Same Park operating results by major geographic region for the three and six months ended June 30, 2009 and 2008 (in thousands):
Three Months Ended June 30, 2009 and 2008:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	June 30,	June 30,	Increase	June 30,	June 30,	Increase	June 30,	June 30,	Increase
Region	2009	2008	(Decrease)	2009	2008	(Decrease)	2009	2008	(Decrease)
Southern California	$15,436	$16,421	(6.0%)	$4,411	$4,172	5.7%	$11,025	$12,249	(10.0%)
Northern California	5,059	6,043	(16.3%)	1,679	1,869	(10.2%)	3,380	4,174	(19.0%)
Southern Texas	2,995	3,218	(6.9%)	1,297	1,482	(12.5%)	1,698	1,736	(2.2%)
Northern Texas	4,029	4,207	(4.2%)	1,528	1,657	(7.8%)	2,501	2,550	(1.9%)
South Florida	7,978	7,980	0.0%	2,587	2,661	(2.8%)	5,391	5,319	1.4%
Virginia	14,778	14,748	0.2%	4,195	4,218	(0.5%)	10,583	10,530	0.5%
Maryland	9,576	9,119	5.0%	2,865	2,888	(0.8%)	6,711	6,231	7.7%
Oregon	4,327	4,590	(5.7%)	1,758	1,587	10.8%	2,569	3,003	(14.5%)
Arizona	1,536	1,730	(11.2%)	644	772	(16.6%)	892	958	(6.9%)
Washington	2,262	2,390	(5.4%)	585	633	(7.6%)	1,677	1,757	(4.6%)

Total Same Park	67,976	70,446	(3.5%)	21,549	21,939	(1.8%)	46,427	48,507	(4.3%)
Depreciation and amortization	—	—	—	21,412	25,120	(14.8%)	(21,412)	(25,120)	(14.8%)

Total based on GAAP	$67,976	$70,446	(3.5%)	$42,961	$47,059	(8.7%)	$25,015	$23,387	7.0%

Six Months Ended June 30, 2009 and 2008:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	June 30,	June 30,	Increase	June 30,	June 30,	Increase	June 30,	June 30,	Increase
Region	2009	2008	(Decrease)	2009	2008	(Decrease)	2009	2008	(Decrease)
Southern California	$31,017	$32,661	(5.0%)	$8,740	$8,419	3.8%	$22,277	$24,242	(8.1%)
Northern California	10,813	11,960	(9.6%)	3,286	3,570	(8.0%)	7,527	8,390	(10.3%)
Southern Texas	6,178	6,292	(1.8%)	2,674	2,822	(5.2%)	3,504	3,470	1.0%
Northern Texas	8,242	8,372	(1.6%)	3,049	3,095	(1.5%)	5,193	5,277	(1.6%)
South Florida	16,213	16,006	1.3%	5,228	5,409	(3.3%)	10,985	10,597	3.7%
Virginia	29,311	29,325	(0.0%)	9,094	8,859	2.7%	20,217	20,466	(1.2%)
Maryland	19,336	18,532	4.3%	6,141	5,962	3.0%	13,195	12,570	5.0%
Oregon	8,725	9,242	(5.6%)	3,540	3,403	4.0%	5,185	5,839	(11.2%)
Arizona	3,211	3,475	(7.6%)	1,353	1,551	(12.8%)	1,858	1,924	(3.4%)
Washington	4,677	4,692	(0.3%)	1,199	1,339	(10.5%)	3,478	3,353	3.7%

Total Same Park	137,723	140,557	(2.0%)	44,304	44,429	(0.3%)	93,419	96,128	(2.8%)
Depreciation and amortization	—	—	—	43,803	50,567	(13.4%)	(43,803)	(50,567)	(13.4%)

Total based on GAAP	$137,723	$140,557	(2.0%)	$88,107	$94,996	(7.3%)	$49,616	$45,561	8.9%

Rental Income: Rental income decreased $2.5 million for the three months ended June 30, 2009 driven primarily by a decrease in weighted average occupancy from 93.5% to 89.9% over the same period in 2008. Rental income decreased $2.8 million for the six months ended June 30, 2009 driven primarily by a decrease in weighted average occupancy from 93.7% to 90.7% over the same period in 2008.
Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the three months ended June 30, 2009, $173,000 in revenue was recognized from facility management operations compared to $177,000 for the same period in 2008. During the six months ended June 30, 2008, $350,000 in revenue was recognized from facility management operations compared to $372,000 for the same period in 2008.
Cost of Operations: Cost of operations for the three months ended June 30, 2009 was $21.5 million compared to $21.9 million for the same period in 2008, a decrease of $390,000, or 1.8%. The decrease in cost of operations for the three months ended June 30, 2009 compared to the same period in 2008 was primarily due to a decrease in travel and meeting expenses of $207,000 combined with a decrease in property taxes of $124,000 partially offset by an increase in utility costs of $158,000. Cost of operations for the six months ended June 30, 2009 was $44.3 million compared to $44.4 million for the same period in 2008. The decrease in cost of operations for the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to a decrease in repairs and maintenance costs of $703,000 and a decrease in other expenses of $473,000 as a result of a decrease in travel and meeting expenses partially offset by increases in utility costs and property taxes of $610,000 and $484,000, respectively. Utility costs increased due in part to the expiration of various contractual rate agreements and the increase in property taxes was a result of an increase in assessed values combined with an increase in tax rates.
Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended June 30, 2009 was $21.4 million compared to $25.1 million for the same period in 2008. Depreciation and amortization expense for the six months ended June 30, 2009 was $43.8 million compared to $50.6 million for the same period in 2008. The decrease was primarily due to a decrease in capital expenditures combined with no acquisition activity for 2009 and 2008.
General and Administrative Expense: General and administrative expense consisted of the following expenses (in thousands):

	For the Three Months Ended
	June 30,		Increase
	2009	2008	(Decrease)
Compensation expense	$626	$855	(26.8%)
Stock compensation expense	380	727	(47.7%)
Professional and investor services	354	309	14.6%
Other expenses	178	194	(8.2%)

Total	$1,538	$2,085	(26.2%)

	For the Six Months Ended
	June 30,		Increase
	2009	2008	(Decrease)
Compensation expense	$1,448	$1,766	(18.0%)
Stock compensation expense	1,078	1,415	(23.8%)
Professional and investor services	661	583	13.4%
Other expenses	327	367	(10.9%)

Total	$3,514	$4,131	(14.9%)

For the three months ended June 30, 2009, general and administrative costs have decreased $547,000, or 26.2%, over the same period in 2008. For the six months ended June 30, 2009, general and administrative costs have decreased $617,000, or 14.9%, over the same period in 2008. The decreases for the three and six months ended June 30, 2009 compared to the same periods in 2008 were primarily due to lower stock compensation expense resulting from the completion of a four year long-term incentive plan for senior management in March, 2009 and a decrease in cash compensation expense due to personnel reductions.
Interest and Other Income: Interest and other income reflect earnings on cash balances in addition to miscellaneous income items. Interest income was $38,000 for the three months ended June 30, 2009 compared to $255,000 for the same period in 2008. Interest income was $196,000 and $561,000 for the six months ended June 30, 2009 and 2008, respectively. The decrease was attributable to lower effective interest rates. The effective interest rate for the six months ended June 30, 2009 was 0.9% compared to 2.6% for the same period in 2008.
Interest Expense: Interest expense was $881,000 for the three months ended June 30, 2009 compared to $990,000 for the same period in 2008. Interest expense was $1.8 million and $2.0 million for the six months ended June 30, 2009 and 2008, respectively. The decreases were primarily attributable to the repayment of a mortgage note of $5.1 million during the first quarter of 2009.
Gain on Sale of Land: During May, 2009, the Company sold 3.4 acres of land held for development in Portland, Oregon, for a gross sales price of $2.7 million, resulting in a net gain of $1.5 million.
Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $4.5 million of allocated income ($1.4 million allocated to preferred unit holders and $3.1 million allocated to common unit holders) for the three months ended June 30, 2009 compared to $3.4 million of allocated income ($1.8 million allocated to preferred unit holders and $1.6 million allocated to common unit holders) for the same period in 2008. The increase in net income allocable to noncontrolling interests for the three months ended June 30, 2009 over the same period of 2008 was primarily due to a decrease in depreciation expense offset by a decrease in net operating income. Net income allocable to noncontrolling interests was $9.5 million ($5.3 million of loss allocated to preferred unit holders and $14.8 million of income allocated to common unit holders) for the six months ended June 30, 2009 compared to $6.5 million of allocated income ($3.5 million allocated to preferred unit holders and $3.0 million allocated to common unit holders) for the same period in 2008. The increase in net income allocable to noncontrolling interests for the six months ended June 30, 2009 over the same period of 2008 was primarily due to the net gain on the repurchase of preferred equity combined with a decrease in depreciation expense partially offset by a decrease in net operating income.
Liquidity and Capital Resources
Cash and cash equivalents decreased $33.0 million from $55.0 million at December 31, 2008 to $22.0 million at June 30, 2009. The decrease was primarily due to the repurchase of preferred equity partially offset by retained cash from operations.
Net cash provided by operating activities for the six months ended June 30, 2009 and 2008 was $93.3 million and $98.4 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders in addition to providing additional cash for future growth and debt repayment.

Net cash used in investing activities was $8.8 million and $19.9 million for the six months ended June 30, 2009 and 2008, respectively. The change of $11.1 million was primarily due to a decrease in recurring capital improvements of $8.6 million combined with proceeds received from land disposition of $2.6 million during 2009. No properties were acquired in either the first six months of 2009 or 2008.
Net cash used in financing activities was $117.5 million and $75.2 million for the six months ended June 30, 2009 and 2008, respectively. The change of $42.3 million was primarily due to an increase in cash paid for preferred equity repurchases of $62.5 million and the repayment of a mortgage note payable of $5.1 million offset by a decrease in cash paid for common stock repurchases of $21.6 million and a decrease in preferred equity distributions of $3.6 million. The Company repurchased $111.5 million of preferred equity during the fourth quarter of 2008 and the first quarter of 2009 resulting in a reduction of quarterly preferred equity distributions of $2.0 million.
The Company’s preferred equity outstanding decreased to 33.3% of its market capitalization during the six months ended June 30, 2009. The Company’s capital structure is characterized by a low level of leverage. As of June 30, 2009, the Company had five fixed-rate mortgages totaling $53.5 million, which represented 2.5% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding mortgages and (3) the total number of common shares and common units outstanding at June 30, 2009 multiplied by the closing price of the stock on that date. The weighted average interest rate for the mortgages is approximately 5.8% per annum. The Company had approximately 7.3% of its properties, in terms of net book value, encumbered at June 30, 2009.
The Company focuses on retaining cash for reinvestment as we believe that this provides the greatest level of financial flexibility. During the six months ended June 30, 2009 and 2008, the Company generated approximately $28.8 million and $20.6 million, respectively, of retained cash. The Company defines retained cash as funds from operations less recurring capital expenditures, distributions and other non-cash adjustments. The amount of cash we retain depends in part on the amount of distributions we make to our shareholders, and, because the U.S. federal income tax rules applicable to real estate investment trusts (“REIT”) require us to distribute 90% of our taxable income to our shareholders, the amount of our distributions depends in part on the amount of our taxable income. Taxable income is a function of many factors which include, among others, the Company’s operating income, acquisition activity and preferred distributions. Changes in tax law will also impact the amount of taxable income. The Company takes these requirements into account when formulating strategies to maximize the amount of retained cash. Taxable income has historically grown as a result of both external growth and improving operating fundamentals, requiring increased distributions to the Company’s common shareholders. While operating performance has been down recently due to the economic recession, it is possible that when the economy recovers and operating fundamentals improve, additional increases in distributions to the Company’s common shareholders may be required. With retained cash of $28.8 million for the six months ended June 30, 2009, the Company believes it has sufficient cash flow to cover the increased dividend. Going forward, the Company will continue to monitor its taxable income and the corresponding dividend requirements.
On July 30, 2008, the Company extended the term of its line of credit (the “Credit Facility”) with Wells Fargo Bank to August 1, 2010. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.70% to LIBOR plus 1.50% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $300,000, which is being amortized over the life of the Credit Facility. The Company had no borrowings outstanding as of June 30, 2009 or December 31, 2008.

Non-GAAP Supplemental Disclosure Measure: Funds from Operations: Management believes that Funds from Operations (“FFO”) is a useful supplemental measure of the Company’s operating performance. The Company computes FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income, computed in accordance with GAAP, before depreciation, amortization, net income allocable to noncontrolling interests —common units, net income allocable to restricted stock unit holders, gains or losses on asset dispositions and extraordinary items. Management believes that FFO provides a useful measure of the Company’s operating performance and when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income.
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
FFO for the Company is computed as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income allocable to common shareholders	$8,657	$4,561	$41,518	$8,310
Gain on disposition of real estate	(1,488)	—	(1,488)	—
Depreciation and amortization	21,412	25,120	43,803	50,567
Net income allocable to noncontrolling interests — common units	3,080	1,639	14,794	2,987
Net income allocable to restricted stock unit holders	52	62	268	115

Consolidated FFO allocable to common and dilutive shares	31,713	31,382	98,895	61,979
FFO allocated to noncontrolling interests — common units	(8,283)	(8,222)	(25,853)	(16,238)
FFO allocated to restricted stock unit holders	(151)	(62)	(488)	(115)

FFO allocated to common shares	$23,279	$23,098	$72,554	$45,626

FFO allocable to common and dilutive shares for the three and six months ended June 30, 2009 increased $331,000 and $36.9 million, respectively, from the same periods in 2008. The increases were primarily due to a decrease in preferred equity distributions and a decrease in general and administrative expense partially offset by a decrease in net operating income. Additionally, $35.6 million of the six month increase was the result of a net gain on the preferred equity repurchase during the three months ended March 31, 2009.
Capital Expenditures: During the six months ended June 30, 2009, the Company expended $11.1 million in recurring capital expenditures, or $0.57 per weighted average square foot owned. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the six months ended June 30, 2008, the Company expended $18.8 million in recurring capital expenditures, or $0.96 per weighted average square foot owned. The following table shows total capital expenditures for the stated periods (in thousands):

	For the Six Months Ended
	June 30,
	2009	2008
Recurring capital expenditures	$11,099	$18,838
Property renovations and other capital expenditures	268	1,098

Total capital expenditures	$11,367	$19,936

Stock Repurchase: The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the six months ended June 30, 2008, the Company repurchased 370,042 shares of common stock at an aggregate cost of $18.3 million, or an average cost per share of $49.52. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million, or an average cost per share of $35.84. Under existing board authorizations, the Company can repurchase an additional 2.2 million shares. No shares were repurchased during the six months ended June 30, 2009.
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
Related Party Transactions: At June 30, 2009, Public Storage (“PS”) owned 26.4% of the outstanding shares of the Company’s common stock and 26.2% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 45.7% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PS. Harvey Lenkin is a Director of both the Company and PS.
Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and its affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $93,000 and $97,000 for the three and six months ended June 30, 2009 and 2008, respectively, and $186,000 and $195,000 for the six months ended June 30, 2009 and 2008, respectively. In addition, the Company provides property management services for properties owned by PS and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled $173,000 and $177,000 for the three months ended June 30, 2009 and 2008, respectively and $350,000 and $372,000 for the six months ended June 30, 2009 and 2008, respectively. In December, 2006, PS also began providing property management services for the mini storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contracts with PS totaled approximately $10,000 and $13,000 for the three months ended June 30, 2009 and 2008, respectively and $27,000 and $24,000 for the six months ended June 30, 2009 and 2008, respectively.
Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.
Contractual Obligations: The Company is scheduled to pay cash dividends of $50.1 million per year on its preferred equity outstanding as of June 30, 2009. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At June 30, 2009, the Company’s debt as a percentage of equity was 4.1%.
The Company’s market risk sensitive instruments at June 30, 2009 include mortgage notes payable of $53.5 million and the Company’s Credit Facility. All of the Company’s mortgage notes payable bear interest at fixed rates. At June 30, 2009, the Company had no borrowings outstanding under its Credit Facility. See Notes 5 and 6 to the consolidated financial statements for terms, valuations and approximate principal maturities of the mortgage notes payable and line of credit as of June 30, 2009. Based on borrowing rates currently available to the Company, combined with the amount of fixed-rate debt financing, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 4.	CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2009, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PS has significant influence over us.
At June 30, 2009, PS and its affiliates owned 26.4% of the outstanding shares of the Company’s common stock and 26.2% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 45.7% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PS. Harvey Lenkin is a Director of both the Company and PS. Consequently, PS has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the Operating Partnership. PS’s interest in such matters may differ from other shareholders’. In addition, PS’s ownership may make it more difficult for another party to take over our company without PS’s approval.
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
Debt and Equity Markets: Our results of operations and share price are sensitive to the volatility of the credit markets. The commercial real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage-backed securities in the market. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions. In addition, the state of the debt markets could have an effect on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and affect our ability to raise equity capital.
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
We may encounter significant delays and expense in reletting vacant space, or we may not be able to relet space at existing rates, in each case resulting in losses of income: When leases expire, we will incur expenses in retrofitting space and we may not be able to re-lease the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. As of June 30, 2009, our properties generally had lower vacancy rates than the average for the markets in which they are located, and leases accounting for 10.0% of our total annualized rental income expire in 2009 and 24.1% in 2010. While we have estimated our cost of renewing leases that expire in 2009 and 2010, our estimates could be wrong. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.
Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty collecting from tenants in default, particularly if they declare bankruptcy. This could affect our cash flow and our ability to fund distributions to shareholders. Since many of our tenants are non-rated private companies, this risk may be enhanced. There is inherent uncertainty in a tenant’s ability to continue paying rent if they are in bankruptcy. As of July 31, 2009, the Company had approximately 42,000 square feet of leased space that is occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. In addition, we had tenants occupying approximately 628,000 square feet who vacated their space during the six months ended June 30, 2009 as a result of business failures. A number of other tenants have contacted us requesting early termination of their lease, reduction in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what effect, if any, the ultimate outcome of these discussions will have on our operating results.
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
Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. As of June 30, 2009, PS and its affiliates owned 26.4% of the outstanding shares of the Company’s common stock and 26.2% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 45.7% of the outstanding shares of the Company’s common stock. These shares, as well as shares of common stock held by certain other significant shareholders, are eligible to be sold in the public market, subject to compliance with applicable securities laws.
We depend on key personnel.
We depend on our key personnel, including Joseph D. Russell, Jr., our President and Chief Executive Officer. The loss of Mr. Russell or other key personnel could adversely affect our operations. We maintain no key person insurance on our key personnel.
Change in taxation of corporate dividends may adversely affect the value of our shares.
The Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted on May 28, 2003, generally reduced to 15% the maximum marginal rate of federal tax payable by individuals on dividends received from a regular C corporation. This reduced tax rate, however, does not apply to dividends paid to individuals by a REIT on its shares except for certain limited amounts. The earnings of a REIT that are distributed to its shareholders are generally subject to less federal income taxation on an aggregate basis than earnings of a regular C corporation that are distributed to its shareholders net of corporate-level income tax. The Jobs and Growth Tax Act, however, could cause individual investors to view stocks of regular C corporations as more attractive relative to shares of REITs than was the case prior to the enactment of the legislation because the dividends from regular C corporations, which previously were taxed at the same rate as REIT dividends, are now at a maximum marginal rate of 15% while REIT dividends are generally taxed at a maximum marginal rate of 35%.

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
During the three months ended June 30, 2009, there were no shares of the Company’s common stock repurchased. As of June 30, 2009, 2,206,221 shares remain available for repurchase under the program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our annual meeting of shareholders on May 4, 2009, and the following matters were voted on at the meeting:
1. The election of the following members of our Board for the succeeding year or until their successors are duly qualified and elected:

	Total Votes
	Voted For	Withheld
Ronald L. Havner, Jr.	19,240,342	126,941
Joseph D. Russell, Jr.	19,274,571	92,712
R. Wesley Burns	19,323,560	43,723
Jennifer H. Dunbar	19,325,557	41,726
Arthur M. Friedman	19,243,363	123,920
James H. Kropp	19,251,619	115,664
Harvey Lenkin	19,262,948	104,335
Michael V. McGee	19,310,222	57,061
Alan K. Pribble	19,244,958	122,325
2. The shareholders approved ratification of the appointment of Ernst & Young LLP as PS Business Parks’ registered public accountants for the fiscal year ended December 31, 2009. There were 19,170,421 votes cast for ratification; 187,286 votes cast against ratification; 9,576 votes abstained; and there were no broker non-votes.

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

Dated: August 7, 2009

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