Form 10-Q
period 2009-09-30
PS BUSINESS PARKS INC/CA
filed 2009-11-04
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Yes ☐ No ☑
As of October 31, 2009, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 24,386,083.

PS BUSINESS PARKS, INC.
INDEX

PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$203,204	$55,015

Real estate facilities, at cost:
Land	494,849	494,849
Buildings and equipment	1,533,208	1,517,484

	2,028,057	2,012,333
Accumulated depreciation	(697,879)	(637,948)

	1,330,178	1,374,385
Land held for development	6,829	7,869

	1,337,007	1,382,254

Rent receivable	1,978	2,055
Deferred rent receivable	21,952	21,633
Other assets	7,180	8,366

Total assets	$1,571,321	$1,469,323

LIABILITIES AND EQUITY

Accrued and other liabilities	$50,727	$46,428
Mortgage notes payable	53,196	59,308

Total liabilities	103,923	105,736

Commitments and contingencies

Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 25,042 and 28,250 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	626,046	706,250
Common stock, $0.01 par value, 100,000,000 shares authorized, 24,385,891 and 20,459,916 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	243	204
Paid-in capital	547,860	363,587
Cumulative net income	679,212	622,113
Cumulative distributions	(636,403)	(571,340)

Total PS Business Parks, Inc.’s shareholders’ equity	1,216,958	1,120,814

Noncontrolling interests:
Preferred units	73,418	94,750
Common units	177,022	148,023

Total noncontrolling interests	250,440	242,773

Total equity	1,467,398	1,363,587

Total liabilities and equity	$1,571,321	$1,469,323

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$67,546	$71,464	$205,269	$212,021
Facility management fees	172	178	522	550

Total operating revenues	67,718	71,642	205,791	212,571

Expenses:
Cost of operations	21,550	22,591	65,854	67,020
Depreciation and amortization	19,828	24,703	63,631	75,270
General and administrative	1,413	1,950	4,927	6,081

Total operating expenses	42,791	49,244	134,412	148,371

Other income and expenses:
Interest and other income	134	404	381	1,014
Interest expense	(875)	(988)	(2,686)	(2,971)
Gain on sale of land	—	—	1,488	—

Total other income and expenses	(741)	(584)	(817)	(1,957)

Net income	$24,186	$21,814	$70,562	$62,243

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$2,838	$1,910	$17,414	$4,897
Noncontrolling interests — preferred units	1,382	1,752	(3,951)	5,256

Total net income allocable to noncontrolling interests	4,220	3,662	13,463	10,153

Net income allocable to PS Business Parks, Inc.:
Common shareholders	8,762	5,336	50,517	13,646
Preferred shareholders	11,156	12,756	6,285	38,269
Restricted stock unit holders	48	60	297	175

Total net income allocable to PS Business Parks, Inc.	19,966	18,152	57,099	52,090

	$24,186	$21,814	$70,562	$62,243

Net income per common share:
Basic	$0.39	$0.26	$2.38	$0.67
Diluted	$0.39	$0.26	$2.37	$0.66

Weighted average common shares outstanding:
Basic	22,549	20,448	21,191	20,438

Diluted	22,709	20,642	21,311	20,627

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Unaudited, in thousands, except share data)

								Total PS
								Business Parks,
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity	Interests	Equity
Balances at December 31, 2008	28,250	$706,250	20,459,916	$204	$363,587	$622,113	$(571,340)	$1,120,814	$242,773	$1,363,587
Issuance of common stock, net of issuance costs	—	—	3,833,333	38	171,194	—	—	171,232	—	171,232
Repurchase of preferred stock, net of issuance costs	(3,208)	(80,204)	—	—	32,788	—	(2,783)	(50,199)	—	(50,199)
Repurchase of preferred units, net of issuance costs	—	—	—	—	9,578	—	—	9,578	(21,913)	(12,335)
Repurchase of common stock	—	—	—	—	(230)	—	—	(230)	—	(230)
Exercise of stock options	—	—	22,100	—	678	—	—	678	—	678
Stock compensation, net	—	—	70,542	1	565	—	—	566	—	566
Shelf registration	—	—	—	—	(75)	—	—	(75)	—	(75)
Net income	—	—	—	—	—	57,099	—	57,099	13,463	70,562
Distributions:
Preferred stock	—	—	—	—	—	—	(33,507)	(33,507)	—	(33,507)
Common stock	—	—	—	—	—	—	(28,773)	(28,773)	—	(28,773)
Noncontrolling interests	—	—	—	—	—	—	—	—	(14,108)	(14,108)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	(30,225)	—	—	(30,225)	30,225	—

Balances at September 30, 2009	25,042	$626,046	24,385,891	$243	$547,860	$679,212	$(636,403)	$1,216,958	$250,440	$1,467,398

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months
	Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$70,562	$62,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	63,631	75,270
In-place lease adjustment	(214)	(145)
Lease incentives net of tenant improvement reimbursements	(294)	(147)
Amortization of mortgage premium	(203)	(194)
Gain on disposition of real estate	(1,488)	—
Stock compensation	2,324	3,057
Decrease in receivables and other assets	422	1,111
Increase in accrued and other liabilities	3,542	6,717

Total adjustments	67,720	85,669

Net cash provided by operating activities	138,282	147,912

Cash flows from investing activities:
Capital improvements to real estate facilities	(19,424)	(28,985)
Proceeds from disposition of land	2,557	—

Net cash used in investing activities	(16,867)	(28,985)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(781)	(865)
Repayment of mortgage note payable	(5,128)	—
Net proceeds from the issuance of common stock	171,232	—
Proceeds from the exercise of stock options	678	733
Shelf registration costs	(75)	—
Repurchase of common stock	(230)	(21,626)
Repurchase of preferred stock	(50,199)	—
Repurchase of preferred units	(12,335)	—
Distributions paid to common shareholders	(28,773)	(26,975)
Distributions paid to preferred shareholders	(33,507)	(38,269)
Distributions paid to noncontrolling interests — common units	(9,642)	(9,642)
Distributions paid to noncontrolling interests — preferred units	(4,466)	(5,256)

Net cash provided by (used in) financing activities	26,774	(101,900)

Net increase in cash and cash equivalents	148,189	17,027
Cash and cash equivalents at the beginning of the period	55,015	35,041

Cash and cash equivalents at the end of the period	$203,204	$52,068

Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests — common units	$30,225	$(2,228)
Paid-in capital	$(30,225)	$2,228
See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
1. Organization and description of business
PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of September 30, 2009, PSB owned 76.9% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units were owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”
The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties, primarily multi-tenant flex, office and industrial space. As of September 30, 2009, the Company owned and operated approximately 19.6 million rentable square feet of commercial space located in eight states. The Company also manages approximately 1.4 million rentable square feet on behalf of PS and its affiliated entities.
References to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).
2. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2008.
The accompanying consolidated financial statements include the accounts of PSB and the Operating Partnership. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.
The Company has evaluated subsequent events through November 4, 2009, the date of issuance of the consolidated financial statements.
Effective July 1, 2009, the Financial Accounting Standards Board Accounting Standards Codification (the “FASB Codification”) became the single source of authoritative GAAP in the United States of America. The FASB Codification reorganized the previous GAAP pronouncements into accounting topics, which are displayed using a single numerical structure. Certain Securities and Exchange Commission (“SEC”) guidance is also included in the FASB Codification and follows a similar topical structure in separate SEC sections. Any technical references contained in the accompanying interim financial statements have been updated to correspond to the new FASB Codification references.
Noncontrolling Interests
The Company’s noncontrolling interests are reported as a component of equity separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement and, upon a gain or loss of control, the interest purchased or sold, as well as any interest retained, is recorded at fair value with any gain or loss recognized in earnings. The Company adopted this guidance beginning January 1, 2009 and it was applied prospectively, except for presentation and disclosure requirements, which was applied retrospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or earnings per share.

Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
Allowance for doubtful accounts
The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 and $300,000 at September 30, 2009 and December 31, 2008, respectively.
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

Intangible assets/liabilities
Intangible assets and liabilities include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values (included in other assets and accrued liabilities in the accompanying consolidated balance sheets) are amortized, net, to rental income over the remaining non-cancelable terms of the respective leases. The Company recorded net amortization of $53,000 and $49,000 of intangible assets and liabilities resulting from the above-market and below-market lease values during the three months ended September 30, 2009 and 2008, respectively. Amortization was $214,000 and $145,000 for each of the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, the value of in-place leases resulted in a net intangible asset of $116,000, net of $1.1 million of accumulated amortization, and a net intangible liability of $306,000, net of $1.1 million of accumulated amortization. As of December 31, 2008, the value of in-place leases resulted in a net intangible asset of $181,000, net of $1.0 million of accumulated amortization, and a net intangible liability of $585,000, net of $772,000 of accumulated amortization.
Evaluation of asset impairment
The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At September 30, 2009, the Company did not consider any assets to be impaired.
Stock compensation
All share-based payments to employees, including grants of employee stock options, are recognized as stock compensation in the Company’s income statement based on their fair values. See Note 11.
Revenue and expense recognition
The Company must meet four basic criteria before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed or determinable; and collectability is reasonably assured. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Straight-line rent is recognized for all tenants with contractual increases in rent that are not included on the Company’s credit watch list. Deferred rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred. Property management fees are recognized in the period earned.
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
In July 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes, which provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. The Company adopted this guidance as of January 1, 2007 and did not record any adjustment as a result of such adoption.
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
Net income allocation
Net income was allocated as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$2,838	$1,910	$17,414	$4,897
Noncontrolling interests — preferred units:
Distributions to preferred unit holders	1,382	1,752	4,466	5,256
Gain on repurchase of preferred units, net of issuance costs	—	—	(8,417)	—

Total net income allocable to noncontrolling interests — preferred units	1,382	1,752	(3,951)	5,256

Total net income allocable to noncontrolling interests	4,220	3,662	13,463	10,153

Net income allocable to PS Business Parks, Inc.:
Common shareholders	8,762	5,336	50,517	13,646
Preferred shareholders:
Distributions to preferred shareholders	11,156	12,756	33,507	38,269
Gain on repurchase of preferred stock, net of issuance costs	—	—	(27,222)	—

Total net income allocable to preferred shareholders	11,156	12,756	6,285	38,269

Restricted stock unit holders	48	60	297	175

Total net income allocable to PS Business Parks, Inc.	19,966	18,152	57,099	52,090

	$24,186	$21,814	$70,562	$62,243

Net income per common share
Per share amounts are computed using the number of weighted average common shares outstanding. “Diluted” weighted average common shares outstanding includes the dilutive effect of stock options and restricted stock units under the treasury stock method. “Basic” weighted average common shares outstanding excludes such effect. The Company’s restricted stock units are participating securities and included in the computation of basic and diluted weighted average common shares outstanding. Effective January 1, 2009, retroactive to all periods presented, the Company’s allocation of net income to the restricted stock unit holders are paid non-forfeitable dividends in excess of the expense recorded which results in a reduction in net income allocable to common shareholders and unit holders. Earnings per share has been calculated as follows (in thousands, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net income allocable to common shareholders	$8,762	$5,336	$50,517	$13,646

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	22,549	20,448	21,191	20,438
Net effect of dilutive stock compensation — based on treasury stock method using average market price	160	194	120	189

Diluted weighted average common shares outstanding	22,709	20,642	21,311	20,627

Net income per common share — Basic	$0.39	$0.26	$2.38	$0.67

Net income per common share — Diluted	$0.39	$0.26	$2.37	$0.66

Options to purchase approximately 76,000 and 66,000 shares for the three months ended September 30, 2009 and 2008, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive. Options to purchase approximately 144,000 and 66,000 shares for the nine months ended September 30, 2009 and 2008, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.
Segment reporting
The Company views its operations as one segment.
Reclassifications
Certain reclassifications have been made to the consolidated financial statements for 2008 in order to conform to the 2009 presentation.
3. Real estate facilities
The activity in real estate facilities for the nine months ended September 30, 2009 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Equipment	Depreciation	Total
Balances at December 31, 2008	$494,849	$1,517,484	$(637,948)	$1,374,385
Capital improvements, net	—	19,424	—	19,424
Disposals	—	(3,700)	3,700	—
Depreciation expense	—	—	(63,631)	(63,631)

Balances at September 30, 2009	$494,849	$1,533,208	$(697,879)	$1,330,178

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
The Company did not acquire any assets or assume any liabilities during the nine months ended September 30, 2009 and 2008.
During May, 2009, the Company sold 3.4 acres of land held for development in Portland, Oregon, for a gross sales price of $2.7 million, resulting in a net gain of $1.5 million.
As of September 30, 2009, the Company had commenced development on a parcel within its Miami International Commerce Center in Miami, Florida, which upon completion is expected to comprise 75,000 square feet of leasable small-bay industrial space. As of September 30, 2009, $596,000 of the estimated $5.6 million has been expended for the development.
4. Leasing activity
The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues excluding recovery of operating expenses as of September 30, 2009 under these leases are as follows (in thousands):

2009	$52,722
2010	187,510
2011	138,807
2012	95,736
2013	58,867
Thereafter	90,323

Total	$623,965

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $13.6 million and $13.7 million for the three months ended September 30, 2009 and 2008, respectively and $41.2 million and $40.2 million for the nine months ended September 30, 2009 and 2008, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.
Leases accounting for approximately 4.7% of total leased square footage are subject to termination options which include leases accounting for approximately 1.2% of total leased square footage having termination options exercisable through December 31, 2009. In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

5. Bank loans
The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank which expires on August 1, 2010. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.70% to LIBOR plus 1.50% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $300,000, which is being amortized over the life of the Credit Facility. The Company had no borrowings outstanding on its Credit Facility at September 30, 2009 or December 31, 2008. The Credit Facility requires the Company to meet certain covenants, with which the Company was in compliance at September 30, 2009.
6. Mortgage notes payable
Mortgage notes consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
5.73% mortgage note, secured by one commercial property with a net book value of $29.3 million, principal and interest payable monthly, due March, 2013	$14,050	$14,247
6.15% mortgage note, secured by one commercial property with a net book value of $28.7 million, principal and interest payable monthly, due November, 2031 (1)	16,566	16,912
5.52% mortgage note, secured by one commercial property with a net book value of $15.7 million, principal and interest payable monthly, due May, 2013	9,879	10,053
5.68% mortgage note, secured by one commercial property with a net book value of $17.5 million, principal and interest payable monthly, due May, 2013	9,894	10,065
5.61% mortgage note, secured by one commercial property with a net book value of $5.8 million, principal and interest payable monthly, due January, 2011 (2)	2,807	2,887
7.29% mortgage note, repaid February, 2009	—	5,144

Total	$53,196	$59,308

(1)	The mortgage note has a stated principal balance of $16.1 million and a stated interest rate of 7.20%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 6.15%. The unamortized premiums were $480,000 and $635,000 as of September 30, 2009 and December 31, 2008, respectively. This mortgage is repayable without penalty beginning November, 2011.

(2)	The mortgage note has a stated principal balance of $2.7 million and a stated interest rate of 7.61%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 5.61%. The unamortized premiums were $89,000 and $136,000 as of September 30, 2009 and December 31, 2008, respectively.
At September 30, 2009, mortgage notes payable had a weighted average interest rate of 5.81% and a weighted average maturity of 3.0 years with principal payments as follows (in thousands):

2009	$310
2010	1,376
2011	19,426
2012	856
2013	31,228

Total	$53,196

7. Noncontrolling interests
As described in Note 2, the Company reports noncontrolling interests within equity in the consolidated financial statements, but separate from the Company’s shareholders’ equity. In addition, net income allocable to noncontrolling interests is shown as a reduction from net income in calculating net income allocable to common shareholders.
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
At September 30, 2009, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. On a fully converted basis, assuming all 7,305,355 noncontrolling interests — common units were converted into shares of common stock of PSB at September 30, 2009, the noncontrolling interests — common units would convert into approximately 23.1% of the common shares outstanding. Combined with PS’s common stock ownership, on a fully converted basis, PS has a combined ownership of approximately 41.4% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the noncontrolling interest based upon the ownership interest, and an adjustment is made to the noncontrolling interest, with a corresponding adjustment to paid-in capital, to reflect the noncontrolling interests’ equity interest in the Company.
Preferred partnership units
Through the Operating Partnership, the Company had the following preferred units outstanding as of September 30, 2009 and December 31, 2008:

				September 30, 2009		December 31, 2008
		Earliest Potential	Dividend	Units	Amount	Units	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)	Outstanding	(in thousands)
Series G	October, 2002	October, 2007	7.950%	800,000	$20,000	800,000	$20,000
Series J	May & June, 2004	May, 2009	7.500%	1,710,000	42,750	1,710,000	42,750
Series N	December, 2005	December, 2010	7.125%	223,300	5,583	800,000	20,000
Series Q	March, 2007	March, 2012	6.550%	203,400	5,085	480,000	12,000

Total				2,936,700	$73,418	3,790,000	$94,750

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
The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of September 30, 2009, the Company had $2.1 million of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.
8. Related party transactions
Concurrent with the public offering, as discussed in Note 9, the Company sold 383,333 shares of common stock to PS for net proceeds of $17.8 million.
Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and its affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $93,000 and $97,000 for the three months ended September 30, 2009 and 2008, respectively, and $279,000 and $292,000 for the nine months ended September 30, 2009 and 2008, respectively.
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
The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under these contracts were $172,000 and $178,000 for the three months ended September 30, 2009 and 2008, respectively and $522,000 and $550,000 for the nine months ended September 30, 2009 and 2008, respectively.
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

Either the Company or PS can cancel the property management contract upon 60 days notice. Management fee expenses under the contract were approximately $12,000 for the three months ended September 30, 2009 and 2008. Management fee expenses under the contract were approximately $38,000 and $36,000 for the nine months ended September 30, 2009 and 2008, respectively.
The Company had amounts due from PS of $72,000 and $763,000 at September 30, 2009 and December 31, 2008, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.
9. Shareholders’ equity
Preferred stock
As of September 30, 2009 and December 31, 2008, the Company had the following series of preferred stock outstanding:

				September 30, 2009		December 31, 2008
		Earliest Potential	Dividend	Shares	Amount	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)	Outstanding	(in thousands)
Series H	January & October, 2004	January, 2009	7.000%	6,340,776	$158,520	8,200,000	$205,000
Series I	April, 2004	April, 2009	6.875%	2,745,050	68,626	3,000,000	75,000
Series K	June, 2004	June, 2009	7.950%	2,165,000	54,125	2,300,000	57,500
Series L	August, 2004	August, 2009	7.600%	1,935,000	48,375	2,300,000	57,500
Series M	May, 2005	May, 2010	7.200%	3,182,000	79,550	3,300,000	82,500
Series O	June & August, 2006	June, 2011	7.375%	3,384,000	84,600	3,800,000	95,000
Series P	January, 2007	January, 2012	6.700%	5,290,000	132,250	5,350,000	133,750

Total				25,041,826	$626,046	28,250,000	$706,250

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
The Company paid $11.2 million and $12.8 million in distributions to its preferred shareholders for the three months ended September 30, 2009 and 2008, respectively. The Company paid $33.5 million and $38.3 million in distributions to its preferred shareholders for the nine months ended September 30, 2009 and 2008, respectively.
Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured.
Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. As of September 30, 2009, the Company had $20.7 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.
Common stock
On August 14, 2009, the Company closed the sale of 3,450,000 shares of common stock in a public offering and concurrently sold 383,333 shares of common stock to PS. The aggregate net proceeds were $171.2 million.
The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the nine months ended September 30, 2008, the Company repurchased 370,042 shares of common stock at an aggregate cost of $18.3 million or an average cost per share of $49.52. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million or an average cost per share of $35.84. Under existing board authorizations, the Company can repurchase an additional 2.2 million shares. No shares were repurchased during the nine months ended September 30, 2009.

The Company paid $10.7 million ($0.44 per common share) and $9.0 million ($0.44 per common share) in distributions to its common shareholders for the three months ended September 30, 2009 and 2008, respectively and $28.8 million ($1.32 per common share) and $27.0 million ($1.32 per common share) for the nine months ended September 30, 2009 and 2008, respectively.
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
11. Stock compensation
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
The weighted average grant date fair value of options granted during the nine months ended September 30, 2009 and 2008 was $4.14 per share and $8.50 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the nine months ended September 30, 2009 and 2008, respectively: a dividend yield of 4.4% and 3.1%; expected volatility of 19.4% and 19.1%; expected life of five years; and risk-free interest rates of 2.0% and 3.1%.
The weighted average grant date fair value of restricted stock units granted during the nine months ended September 30, 2009 and 2008 was $35.00 and $52.66, respectively. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant.

At September 30, 2009, there were a combined total of 1.2 million options and restricted stock units authorized to grant. Information with respect to outstanding options and nonvested restricted stock units granted under the 1997 Plan and 2003 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2008	556,353	$39.00
Granted	26,000	$40.50
Exercised	(22,100)	$30.71
Forfeited	—	—

Outstanding at September 30, 2009	560,253	$39.39	4.22 Years	$7,508

Exercisable at September 30, 2009	464,053	$36.59	3.54 Years	$7,016

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2008	229,688	$54.81
Granted	11,700	$35.00
Vested	(113,697)	$54.03
Forfeited	(7,500)	$55.96

Nonvested at September 30, 2009	120,191	$53.55

Included in the Company’s consolidated statements of income for the three months ended September 30, 2009 and 2008, was $92,000 and $111,000, respectively, in net compensation expense related to stock options. Net compensation expense of $356,000 and $328,000 related to stock options was recognized during the nine months ended September 30, 2009 and 2008, respectively. Net compensation expense of $485,000 and $890,000 related to restricted stock units was recognized during the three months ended September 30, 2009 and 2008, respectively. Net compensation expense of $1.8 million and $2.7 million related to restricted stock units was recognized during the nine months ended September 30, 2009 and 2008, respectively.
As of September 30, 2009, there was $554,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 2.5 years. As of September 30, 2009, there was $4.1 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 3.4 years.
Cash received from 22,100 stock options exercised during the nine months ended September 30, 2009 was $678,000. Cash received from 27,834 stock options exercised during the nine months ended September 30, 2008 was $733,000. The aggregate intrinsic value of the stock options exercised during the nine months ended September 30, 2009 and 2008 was $312,000 and $806,000, respectively.
During the nine months ended September 30, 2009, 113,697 restricted stock units vested; in settlement of these units, 70,542 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the nine months ended September 30, 2009 was $4.2 million. During the nine months ended September 30, 2008, 34,399 restricted stock units vested; in settlement of these units, 21,799 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the nine months ended September 30, 2008 was $1.8 million.
In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income was $34,000 and $25,000 in compensation expense for the three months ended September 30, 2009 and 2008, respectively and $133,000 and $76,000 for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009 and 2008, there was $287,000 and $236,000, respectively, of unamortized compensation expense related to these shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements: Forward-looking statements are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” expects,” “seeks,” “estimates,” “intends,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Item 1A. Risk Factors” in Part II of this quarterly report on Form 10-Q. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.
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
During the first nine months of 2009, the Company successfully leased or re-leased 4.4 million square feet of space while experiencing a decrease in rental rates. Total net operating income for the nine months ended September 30, 2009 decreased $5.6 million, or 3.9%, compared to the nine months ended September 30, 2008. See further discussion of operating results below.
Critical Accounting Policies and Estimates:
Our accounting policies are described in Note 2 to the consolidated financial statements included in this Form 10-Q. We believe our most critical accounting policies relate to revenue recognition, property acquisitions, allowance for doubtful accounts, impairment of long-lived assets, depreciation, accruals of operating expenses and accruals for contingencies, each of which we discuss below.
Revenue Recognition: The Company must meet four basic criteria before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed or determinable; and collectability is reasonably assured. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Straight-line rent is recognized for all tenants with contractual increases in rent that are not included on the Company’s credit watch list. Deferred rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as rental income in the period the applicable costs are incurred. Property management fees are recognized in the period earned.
Property Acquisitions: The Company allocates the purchase price of acquired properties to land, buildings and equipment and identified tangible and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized lease commissions, value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values. In addition, acquisition-related costs are recognized separately and expensed as incurred.

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
Effect of Economic Conditions on the Company’s Operations:
During the first nine months of 2009, the severe recession and weak economic conditions continued to impact commercial real estate as the Company experienced a decrease in new rental rates over expiring rental rates on executed leases as well as declining occupancy. Although it is uncertain what impact the current recession will have on the Company’s ability to maintain current occupancy levels and rental rates, management expects that the decrease in rental rates on new and renewal transactions combined with further reductions in occupancy will result in a decrease in rental income for the fourth quarter of 2009 when compared to the same period of 2008. A continued deepening economic recession may have a significant impact on the Company, potentially resulting in further reductions in occupancy and rental rates.
While the Company historically has experienced a moderate level of write-offs due to business failures and bankruptcy filing, there is inherent uncertainty in a tenant’s ability to continue paying rent when in bankruptcy. As of October 31, 2009, the Company had approximately 31,000 square feet of leased space that is occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. In addition, the Company had tenants occupying approximately 713,000 square feet who vacated their space during the nine months ended September 30, 2009 as a result of business failures. As of September 30, 2009, 320,000 square feet has been re-leased. During the nine months ended September 30, 2009 and 2008, write-offs of unpaid rents were $733,000 and $485,000, respectively. A number of other tenants have contacted us, requesting a reduction in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.

Company Performance and Effect of Economic Conditions on Primary Markets:
The Company’s operations are substantially concentrated in 10 regions. Current market conditions for each region are summarized below. During the nine months ended September 30, 2009, rental rates on new and renewed leases within the Company’s overall portfolio decreased 14.5% over expiring rents. The Company’s overall vacancy rate at September 30, 2009 was 9.5%. Below is a summary of the general market conditions as well as the Company’s operating statistics for each of the 10 regions in which the Company operates. The Company has compiled the market information set forth below using third party reports for each respective market. The Company considers these sources to be reliable, but there can be no assurance that the information in these reports is accurate.
The Company owns approximately 4.0 million square feet in Southern California located in Los Angeles, Orange and San Diego Counties. Market vacancies have increased due to the continued weakness in the economy and the resulting job losses combined with the lack of credit availability and its effect on small businesses. These factors have also created significantly more competition for tenants, which in turn has placed pressure on occupancy and rental rates. Vacancy rates in Southern California range from 4.2% to 18.8%. The Company’s vacancy rate in this region at September 30, 2009 was 7.2%. For the nine months ended September 30, 2009, the overall market experienced negative net absorption of 0.6% for the reasons noted above as well as the completion of newly constructed space in 2008. The Company’s weighted average occupancy for the region decreased from 94.3% for the first nine months of 2008 to 90.8% for the first nine months of 2009. Annualized realized rent per square foot decreased 1.6% from $17.42 per square foot for the first nine months of 2008 to $17.14 per square foot for the first nine months of 2009.
The Company owns approximately 1.8 million square feet in Northern California with concentrations in Sacramento, the East Bay (Hayward and San Ramon) and Silicon Valley (San Jose and Santa Clara). Vacancy rates in these submarkets are 23.8%, 21.2% and 18.4%, respectively. The Company’s vacancy rate in its Northern California portfolio at September 30, 2009 was 16.0%. Demand in these submarkets slowed measurably in the second half of 2008 and has continued to slow in the first nine months of 2009. The time necessary to execute a transaction has lengthened as tenants weigh various options. For the nine months ended September 30, 2009, the combined submarkets experienced negative net absorption of 4.4%. The Company’s weighted average occupancy in this region decreased from 92.1% for the first nine months of 2008 to 85.5% for the first nine months of 2009 due in part to two tenant defaults comprising 134,000 square feet. Annualized realized rent per square foot decreased 6.4% from $14.28 per square foot for the first nine months of 2008 to $13.36 per square foot for the first nine months of 2009.
The Company owns approximately 1.2 million square feet in Southern Texas, specifically in the Austin and Houston markets. Market vacancy rates are 14.4% in the Austin market and 15.3% in the Houston market. The Company’s vacancy rate for these combined markets at September 30, 2009 was 9.8%. During the second half of 2008 and continuing into 2009, demand eased in these markets due to the slowdown in the oil and gas industry as a result of declining oil prices. For the nine months ended September 30, 2009, the combined markets experienced negative net absorption of 1.2%. The Company’s weighted average occupancy in this region decreased from 95.4% for the first nine months of 2008 to 86.8% for the first nine months of 2009 due in part to large tenant defaults comprising 61,000 square feet. Annualized realized rent per square foot increased 8.2% from $11.30 per square foot for the first nine months of 2008 to $12.23 per square foot for the first nine months of 2009 primarily due to the decrease in occupancy.
The Company owns approximately 1.7 million square feet in Northern Texas, primarily located in the Dallas Metroplex market. The market vacancy rate in Las Colinas, where significant concentrations of the Company’s properties are located, is 10.7%. The Company’s vacancy rate at September 30, 2009 in this market was 9.5%. In late 2008 and continuing into 2009, this market began to show signs of softening in fundamentals as a result of the impact of the national recession. Vacancy is on the rise due to a high volume of construction completed in 2008 and minimal job growth. The market’s net absorption was flat for the nine months ended September 30, 2009. The Company’s weighted average occupancy for the region decreased from 93.0% for the first nine months of 2008 to 91.1% for the first nine months of 2009. Annualized realized rent per square foot increased 0.7% from $10.69 per square foot for the first nine months of 2008 to $10.76 per square foot for the first nine months of 2009.

The Company owns approximately 3.6 million square feet in South Florida, which consists of Miami International Commerce Center (“MICC”) business park located in the Airport West submarket of Miami-Dade County and two multi-tenant flex parks located in Palm Beach County. MICC is located less than one mile from the cargo entrance of the Miami International Airport, which is one of the most active ports in the United States. The effect of the current economic recession on the import/export business has had a measurable negative impact on demand in Miami. Market vacancy rates for Miami-Dade County and Palm Beach County are 11.6% and 11.3%, respectively, compared with the Company’s South Florida vacancy rate of 6.4% at September 30, 2009. For the nine months ended September 30, 2009, the combined markets experienced negative net absorption of 2.4%. The Company’s weighted average occupancy in this region outperformed the market, decreasing from 96.5% for the first nine months of 2008 to 94.4% for the first nine months of 2009. Annualized realized rent per square foot increased 0.4% from $9.30 per square foot for the first nine months of 2008 to $9.34 per square foot for the first nine months of 2009.
The Company owns approximately 3.0 million square feet in the Northern Virginia submarket of Washington D.C., where the average market vacancy rate is 14.2%. The Company’s vacancy rate at September 30, 2009 was 5.8%. Vacancy rates in this market increased as tenants downsize their existing space due to the economic recession. The increase in sublease space and decrease in demand have lengthened the time of lease negotiations. For the nine months ended September 30, 2009, the market experienced negative net absorption of 0.4%. The Company’s annualized realized rent per square foot increased 3.9% from $20.09 per square foot for the first nine months of 2008 to $20.87 per square foot for the first nine months of 2009. The Company’s weighted average occupancy decreased from 97.3% for the first nine months of 2008 to 93.3% for the first nine months of 2009.
The Company owns approximately 1.8 million square feet in the Maryland submarket of Washington D.C. The Company’s vacancy rate in the region at September 30, 2009 was 7.8% compared to 14.9% for the market as a whole. For the nine months ended September 30, 2009, the market experienced negative net absorption of 0.9%, which is attributed to a decrease in demand for large blocks of space due to the slowing economy. The Company’s weighted average occupancy increased from 91.3% for the first nine months of 2008 to 91.7% for the first nine months of 2009. Annualized realized rent per square foot increased 2.6% from $23.29 per square foot for the first nine months of 2008 to $23.90 per square foot for the first nine months of 2009.
The Company owns approximately 1.3 million square feet in the Beaverton submarket of Portland, Oregon. The market vacancy rate in this region is 24.9%. The Company’s vacancy rate in the market was 21.1% at September 30, 2009. The economic recession has resulted in increases in higher vacancy rates and increased rent concessions in the market. For the nine months ended September 30, 2009, the market experienced negative net absorption of 1.9%. The Company’s weighted average occupancy decreased from 84.3% for the first nine months of 2008 to 79.7% for the first nine months of 2009. The decrease was primarily related to a 120,000 square foot tenant vacating its space during the second quarter of 2008 and a 28,000 square foot tenant defaulting during the second quarter of 2009. Annualized realized rent per square foot decreased 2.4% from $16.79 per square foot for the first nine months of 2008 to $16.38 per square foot for the first nine months of 2009.
The Company owns approximately 679,000 square feet in the Phoenix and Tempe submarkets of Arizona. Market vacancies increased significantly due in part to the number of housing-related tenants who have vacated space combined with companies contracting and reorganizing business operations. These factors have also created significantly more competition for tenants, which may result in higher lease concessions while limiting the Company’s ability to generate rental rate growth. The market vacancy rate is 15.8% compared to the Company’s vacancy rate of 15.5% at September 30, 2009. For the nine months ended September 30, 2009, the market experienced negative net absorption of 1.5%. Annualized realized rent per square foot decreased 6.8% from $11.85 per square foot for the first nine months of 2008 to $11.04 per square foot for the first nine months of 2009. The Company’s weighted average occupancy in the region decreased from 87.0% for the first nine months of 2008 to 86.3% for the first nine months of 2009.

The Company owns approximately 521,000 square feet in the state of Washington which mostly consists of Overlake Business Center, a 493,000 square foot multi-tenant office and flex business park located in Redmond. The weakened aerospace manufacturing industry and global economic slowdown has resulted in a softened demand in this market. The market vacancy rate is 13.6%. For the nine months ended September 30, 2009, this market experienced negative net absorption of 2.9%. The Company’s vacancy rate in this region at September 30, 2009 was 15.0%. The Company’s weighted average occupancy decreased from 94.5% for the first nine months of 2008 to 89.0% for the first nine months of 2009. Annualized realized rent per square foot increased 1.9% from $19.17 per square foot for the first nine months of 2008 to $19.53 per square foot for the first nine months of 2009.
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
The Company made no acquisitions during the nine months ended September 30, 2009 and 2008.
During May, 2009, the Company sold 3.4 acres of land held for development in Portland, Oregon, for a gross sales price of $2.7 million, resulting in a net gain of $1.5 million. The Company made no dispositions during the nine months ended September 30, 2008.
Scheduled Lease Expirations:
In addition to the 1.8 million square feet, or 9.5%, of space available in our total portfolio as of September 30, 2009, leases representing approximately 5.0% of the leased square footage of our total portfolio are scheduled to expire during the remainder of 2009. Our ability to re-lease available space depends upon the market conditions in the specific submarkets in which our properties are located.
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
Concentration of Portfolio by Region:
Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables), are summarized for the three and nine months ended September 30, 2009 by major geographic region below. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them as well as the investor the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization has been excluded from these financial measures as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization is generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. The tables below reflect rental income, operating expenses and NOI for the three and nine months ended September 30, 2009 based on geographical concentration. The total of all regions is equal to the amount of rental income and cost of operations recorded by the Company in accordance with GAAP. As part of the tables below, we have shown the effect of depreciation and amortization on NOI. We have reconciled NOI to net income in the table under “Results of Operations” below. The percent of total by region reflects the actual contribution to rental income, cost of operations and NOI during the period (in thousands):

Three Months Ended September 30, 2009:

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,988	20.4%	$15,511	23.0%	$4,612	21.4%	$10,899	23.7%
Northern California	1,818	9.3%	4,763	7.1%	1,823	8.5%	2,940	6.4%
Southern Texas	1,161	5.9%	3,069	4.5%	1,273	5.9%	1,796	3.9%
Northern Texas	1,689	8.6%	4,181	6.2%	1,382	6.4%	2,799	6.1%
South Florida	3,596	18.4%	7,573	11.2%	2,562	11.9%	5,011	10.9%
Virginia	3,020	15.4%	14,784	21.9%	4,034	18.7%	10,750	23.4%
Maryland	1,770	9.1%	9,768	14.5%	3,014	14.0%	6,754	14.7%
Oregon	1,314	6.7%	4,141	6.1%	1,575	7.3%	2,566	5.6%
Arizona	679	3.5%	1,640	2.4%	663	3.1%	977	2.1%
Washington	521	2.7%	2,116	3.1%	612	2.8%	1,504	3.2%

Total before depreciation and amortization	19,556	100.0%	67,546	100.0%	21,550	100.0%	45,996	100.0%

Depreciation and amortization			—		19,828		(19,828)

Total based on GAAP			$67,546		$41,378		$26,168

Nine Months Ended September 30, 2009:

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,988	20.4%	$46,528	22.7%	$13,352	20.3%	$33,176	23.8%
Northern California	1,818	9.3%	15,576	7.6%	5,109	7.8%	10,467	7.5%
Southern Texas	1,161	5.9%	9,247	4.5%	3,947	6.0%	5,300	3.8%
Northern Texas	1,689	8.6%	12,423	6.0%	4,431	6.7%	7,992	5.7%
South Florida	3,596	18.4%	23,786	11.6%	7,790	11.8%	15,996	11.5%
Virginia	3,020	15.4%	44,095	21.5%	13,128	19.9%	30,967	22.2%
Maryland	1,770	9.1%	29,104	14.2%	9,155	13.9%	19,949	14.3%
Oregon	1,314	6.7%	12,866	6.3%	5,115	7.8%	7,751	5.6%
Arizona	679	3.5%	4,851	2.3%	2,016	3.1%	2,835	2.0%
Washington	521	2.7%	6,793	3.3%	1,811	2.7%	4,982	3.6%

Total before depreciation and amortization	19,556	100.0%	205,269	100.0%	65,854	100.0%	139,415	100.0%

Depreciation and amortization			—		63,631		(63,631)

Total based on GAAP			$205,269		$129,485		$75,784

Concentration of Credit Risk by Industry:
The information below depicts the industry concentration of our tenant base as of September 30, 2009. The Company analyzes this concentration to understand significant industry exposure risk.

% of Total
Annualized
Industry	Rental Income
Business Services	14.8%
Health Services	11.1%
Computer Hardware, Software and Related Services	9.1%
Warehouse, Distribution, Transportation and Logistics	8.8%
Government	8.3%
Engineering and Construction	7.7%
Insurance and Financial Services	7.0%
Retail, Food, and Automotive	6.9%
Communications	5.2%
Home Furnishings	3.8%
Electronics	3.5%
Educational Services	2.8%
Aerospace/Defense Products and Services	2.4%
Other	8.6%

Total	100.0%

The information below depicts the Company’s top 10 customers by annual rents as of September 30, 2009 (in thousands):

			% of Total
		Annualized	Annualized
Tenants	Square Footage	Rental Income (1)	Rental Income
U.S. Government	505	$12,982	4.7%
Kaiser Permanente	186	4,587	1.6%
Wells Fargo Bank	101	1,772	0.6%
AARP	102	1,702	0.6%
American Intercontinental University	75	1,461	0.5%
Northrop Grumman	58	1,432	0.5%
Verizon	72	1,361	0.5%
Montgomery County Public Schools	47	1,357	0.5%
Intel Corporation	94	1,322	0.5%
Symantec Corporation	73	1,245	0.4%

Total	1,313	$29,221	10.4%

(1)	For leases expiring prior to December 31, 2009, annualized rental income represents income to be received under existing leases from September 30, 2009 through the date of expiration.
Comparative Analysis of the Three and Nine Months Ended September 30, 2009 to the Three and Nine Months Ended September 30, 2008
Results of Operations: In order to evaluate the performance of the Company’s overall portfolio over two comparable periods, management analyzes the operating performance of a consistent group of properties owned and operated throughout both periods (herein referred to as “Same Park”). As the Company has had no building acquisitions or dispositions since January 1, 2008, for the three and nine months ended September 30, 2009 and 2008, the Same Park facilities constitute 19.6 million rentable square feet, which includes 100.0% of the assets of the Company.

Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table) are summarized for the three and nine months ended September 30, 2009 and 2008. The Company’s property operations account for substantially all of the net operating income earned by the Company. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.
The following table presents the operating results of the Company’s properties for the three and nine months ended September 30, 2009 and 2008 in addition to other income and expense items affecting net income (in thousands, except per square foot data):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Rental income:
Same Park (1)	$67,546	$71,464	(5.5%)	$205,269	$212,021	(3.2%)
Cost of operations:
Same Park	21,550	22,591	(4.6%)	65,854	67,020	(1.7%)

Net operating income (2):
Same Park	45,996	48,873	(5.9%)	139,415	145,001	(3.9%)

Other income and expenses:
Facility management fees	172	178	(3.4%)	522	550	(5.1%)
Interest and other income	134	404	(66.8%)	381	1,014	(62.4%)
Interest expense	(875)	(988)	(11.4%)	(2,686)	(2,971)	(9.6%)
Depreciation and amortization	(19,828)	(24,703)	(19.7%)	(63,631)	(75,270)	(15.5%)
General and administrative	(1,413)	(1,950)	(27.5%)	(4,927)	(6,081)	(19.0%)
Gain on sale of land	—	—	—	1,488	—	100.0%

Net income	$24,186	$21,814	10.9%	$70,562	$62,243	13.4%

Same Park gross margin (3)	68.1%	68.4%	(0.4%)	67.9%	68.4%	(0.7%)
Same Park weighted average for the period:
Occupancy	89.5%	93.7%	(4.5%)	90.3%	93.7%	(3.6%)
Annualized realized rent per square foot (4)	$15.44	$15.60	(1.0%)	$15.50	$15.43	0.5%

(1)	See above for a definition of Same Park.

(2)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” above for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

(3)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income.

(4)	Same Park realized rent per square foot represents the annualized Same Park rental income earned per occupied square foot.
The following tables summarize the Same Park operating results by major geographic region for the three and nine months ended September 30, 2009 and 2008 (in thousands):
Three Months Ended September 30, 2009 and 2008:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	September 30,	September 30,	Increase	September 30,	September 30,	Increase	September 30,	September 30,	Increase
Region	2009	2008	(Decrease)	2009	2008	(Decrease)	2009	2008	(Decrease)
Southern California	$15,511	$16,454	(5.7%)	$4,612	$5,131	(10.1%)	$10,899	$11,323	(3.7%)
Northern California	4,763	5,972	(20.2%)	1,823	1,634	11.6%	2,940	4,338	(32.2%)
Southern Texas	3,069	3,100	(1.0%)	1,273	1,337	(4.8%)	1,796	1,763	1.9%
Northern Texas	4,181	4,219	(0.9%)	1,382	1,543	(10.4%)	2,799	2,676	4.6%
South Florida	7,573	8,206	(7.7%)	2,562	2,300	11.4%	5,011	5,906	(15.2%)
Virginia	14,784	14,937	(1.0%)	4,034	4,454	(9.4%)	10,750	10,483	2.5%
Maryland	9,768	9,708	0.6%	3,014	2,961	1.8%	6,754	6,747	0.1%
Oregon	4,141	4,705	(12.0%)	1,575	1,814	(13.2%)	2,566	2,891	(11.2%)
Arizona	1,640	1,773	(7.5%)	663	776	(14.6%)	977	997	(2.0%)
Washington	2,116	2,390	(11.5%)	612	641	(4.5%)	1,504	1,749	(14.0%)

Total Same Park	67,546	71,464	(5.5%)	21,550	22,591	(4.6%)	45,996	48,873	(5.9%)
Depreciation and amortization	—	—	—	19,828	24,703	(19.7%)	(19,828)	(24,703)	(19.7%)

Total based on GAAP	$67,546	$71,464	(5.5%)	$41,378	$47,294	(12.5%)	$26,168	$24,170	8.3%

Nine Months Ended September 30, 2009 and 2008:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	September 30,	September 30,	Increase	September 30,	September 30,	Increase	September 30,	September 30,	Increase
Region	2009	2008	(Decrease)	2009	2008	(Decrease)	2009	2008	(Decrease)
Southern California	$46,528	$49,115	(5.3%)	$13,352	$13,550	(1.5%)	$33,176	$35,565	(6.7%)
Northern California	15,576	17,932	(13.1%)	5,109	5,204	(1.8%)	10,467	12,728	(17.8%)
Southern Texas	9,247	9,392	(1.5%)	3,947	4,159	(5.1%)	5,300	5,233	1.3%
Northern Texas	12,423	12,591	(1.3%)	4,431	4,638	(4.5%)	7,992	7,953	0.5%
South Florida	23,786	24,212	(1.8%)	7,790	7,709	1.1%	15,996	16,503	(3.1%)
Virginia	44,095	44,263	(0.4%)	13,128	13,313	(1.4%)	30,967	30,950	0.1%
Maryland	29,104	28,239	3.1%	9,155	8,923	2.6%	19,949	19,316	3.3%
Oregon	12,866	13,948	(7.8%)	5,115	5,217	(2.0%)	7,751	8,731	(11.2%)
Arizona	4,851	5,249	(7.6%)	2,016	2,327	(13.4%)	2,835	2,922	(3.0%)
Washington	6,793	7,080	(4.1%)	1,811	1,980	(8.5%)	4,982	5,100	(2.3%)

Total Same Park	205,269	212,021	(3.2%)	65,854	67,020	(1.7%)	139,415	145,001	(3.9%)
Depreciation and amortization	—	—	—	63,631	75,270	(15.5%)	(63,631)	(75,270)	(15.5%)

Total based on GAAP	$205,269	$212,021	(3.2%)	$129,485	$142,290	(9.0%)	$75,784	$69,731	8.7%

Rental Income: Rental income decreased $3.9 million for the three months ended September 30, 2009 driven primarily by a decrease in weighted average occupancy from 93.7% to 89.5% over the same period in 2008. Rental income decreased $6.8 million for the nine months ended September 30, 2009 driven primarily by a decrease in weighted average occupancy from 93.7% to 90.3% over the same period in 2008.
Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the three months ended September 30, 2009, $172,000 in revenue was recognized from facility management operations compared to $178,000 for the same period in 2008. During the nine months ended September 30, 2009, $522,000 in revenue was recognized from facility management operations compared to $550,000 for the same period in 2008.
Cost of Operations: Cost of operations for the three months ended September 30, 2009 was $21.6 million compared to $22.6 million for the same period in 2008, a decrease of $1.0 million, or 4.6%. The decrease in cost of operations for the three months ended September 30, 2009 compared to the same period in 2008 was primarily due to a decrease in repairs and maintenance costs of $648,000, a decrease in other expenses of $303,000, a decrease in payroll costs of $290,000 and a decrease in utility costs of $252,000 partially offset by increases in property taxes and property insurance of $251,000 and $200,000, respectively. Cost of operations for the nine months ended September 30, 2009 was $65.9 million compared to $67.0 million for the same period in 2008. The decrease in cost of operations for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to a decrease in repairs and maintenance costs of $1.4 million, a decrease in payroll costs of $240,000 and a decrease in other expenses of $776,000 as a result of decreases in travel and meeting expenses and broker events partially offset by increases in property taxes and utility costs of $735,000 and $359,000, respectively. Utility costs increased due in part to the expiration of various contractual rate agreements and the increase in property taxes was a result of an increase in assessed values combined with an increase in tax rates.
Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended September 30, 2009 was $19.8 million compared to $24.7 million for the same period in 2008. Depreciation and amortization expense for the nine months ended September 30, 2009 was $63.6 million compared to $75.3 million for the same period in 2008. The decrease was primarily due to a number of capital improvements that became fully depreciated combined with a decrease in capital expenditures and no acquisition activity for 2009 and 2008.

General and Administrative Expense: General and administrative expense consisted of the following expenses (in thousands):

	For the Three Months Ended
	September 30,		Increase
	2009	2008	(Decrease)
Compensation expense	$628	$818	(23.2%)
Stock compensation expense	308	666	(53.8%)
Professional and investor services	312	288	8.3%
Other expenses	165	178	(7.3%)

Total	$1,413	$1,950	(27.5%)

	For the Nine Months Ended
	September 30,		Increase
	2009	2008	(Decrease)
Compensation expense	$2,076	$2,585	(19.7%)
Stock compensation expense	1,386	2,081	(33.4%)
Professional and investor services	972	871	11.6%
Other expenses	493	544	(9.4%)

Total	$4,927	$6,081	(19.0%)

For the three months ended September 30, 2009, general and administrative costs have decreased $537,000, or 27.5%, over the same period in 2008. For the nine months ended September 30, 2009, general and administrative costs have decreased $1.2 million, or 19.0%, over the same period in 2008. The decreases for the three and nine months ended September 30, 2009 compared to the same periods in 2008 were primarily due to lower stock compensation expense resulting from the completion of a four year long-term incentive plan for senior management in March, 2009 and a decrease in cash compensation expense due to personnel reductions.
Interest and Other Income: Interest and other income reflect earnings on cash balances in addition to miscellaneous income items. Interest income was $108,000 for the three months ended September 30, 2009 compared to $377,000 for the same period in 2008. Interest income was $304,000 and $938,000 for the nine months ended September 30, 2009 and 2008, respectively. The decrease was primarily attributable to lower effective interest rates. The effective interest rate for the nine months ended September 30, 2009 was 0.5% compared to 2.5% for the same period in 2008.
Interest Expense: Interest expense was $875,000 for the three months ended September 30, 2009 compared to $988,000 for the same period in 2008. Interest expense was $2.7 million and $3.0 million for the nine months ended September 30, 2009 and 2008, respectively. The decreases were primarily attributable to the repayment of a mortgage note of $5.1 million during the first quarter of 2009.
Gain on Sale of Land: During May, 2009, the Company sold 3.4 acres of land held for development in Portland, Oregon, for a gross sales price of $2.7 million, resulting in a net gain of $1.5 million.
Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $4.2 million of allocated income ($1.4 million allocated to preferred unit holders and $2.8 million allocated to common unit holders) for the three months ended September 30, 2009 compared to $3.7 million of allocated income ($1.8 million allocated to preferred unit holders and $1.9 million allocated to common unit holders) for the same period in 2008. The increase in net income allocable to noncontrolling interests for the three months ended September 30, 2009 over the same period of 2008 was primarily due to a decrease in depreciation expense offset by a decrease in net operating income. Net income allocable to noncontrolling interests was $13.5 million ($4.0 million of loss allocated to preferred unit holders and $17.4 million of income allocated to common unit holders) for the nine months ended September 30, 2009 compared to $10.2 million of allocated income ($5.3 million allocated to preferred unit holders and $4.9 million allocated to common unit holders) for the same period in 2008. The increase in net income allocable to noncontrolling interests for the nine months ended September 30, 2009 over the same period of 2008 was primarily due to the net gain on the repurchase of preferred equity combined with a decrease in depreciation expense partially offset by a decrease in net operating income.

Liquidity and Capital Resources
Cash and cash equivalents increased $148.2 million from $55.0 million at December 31, 2008 to $203.2 million at September 30, 2009. The increase was primarily due to net proceeds received from a public offering of the Company’s common stock and the sale of common stock to Public Storage (“PS”) combined with retained cash from operations partially offset by the repurchase of preferred equity.
Net cash provided by operating activities for the nine months ended September 30, 2009 and 2008 was $138.3 million and $147.9 million, respectively. Management believes that the Company’s net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders in addition to providing additional cash for future growth and debt repayment.
Net cash used in investing activities was $16.9 million and $29.0 million for the nine months ended September 30, 2009 and 2008, respectively. The change of $12.1 million was primarily due to a decrease in recurring capital improvements of $9.6 million combined with proceeds received from land disposition of $2.6 million during 2009. No properties were acquired in either the first nine months of 2009 or 2008.
Net cash provided by financing activities was $26.8 million for the nine months ended September 30, 2009 compared to net cash used in financing activities of $101.9 million for the nine months ended September 30, 2008. The change of $128.7 million was primarily due to net proceeds received from a public offering of the Company’s common stock and the sale of common stock to PS of $171.2 million combined with a decrease in cash paid for common stock repurchases of $21.4 million and a decrease in preferred equity distributions of $5.6 million partially offset by cash paid for preferred equity repurchases of $62.5 million and the repayment of a mortgage note payable of $5.1 million combined with an increase in common equity distributions of $1.8 million as a result of the common stock issuance. The Company repurchased $111.5 million of preferred equity during the fourth quarter of 2008 and the first quarter of 2009 resulting in a reduction of quarterly preferred equity distributions of $2.0 million.
The Company’s preferred equity outstanding decreased to 29.4% of its market capitalization during the nine months ended September 30, 2009 due to the repurchase of preferred equity and issuance of common stock during 2009. The Company’s capital structure is characterized by a low level of leverage. As of September 30, 2009, the Company had five fixed-rate mortgages totaling $53.2 million, which represented 2.2% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding mortgages and (3) the total number of common shares and common units outstanding at September 30, 2009 multiplied by the closing price of the stock on that date. The weighted average interest rate for the mortgages is approximately 5.8% per annum. The Company had approximately 7.3% of its properties, in terms of net book value, encumbered at September 30, 2009.
On August 14, 2009, the Company closed the sale of 3,450,000 shares of common stock in a public offering and concurrently sold 383,333 shares of common stock to PS. The aggregate net proceeds were $171.2 million.

The Company focuses on retaining cash for reinvestment as we believe that this provides the greatest level of financial flexibility. During the nine months ended September 30, 2009 and 2008, the Company generated approximately $38.6 million and $32.4 million, respectively, of retained cash. The Company defines retained cash as funds from operations less recurring capital expenditures, distributions and other non-cash adjustments. The amount of cash we retain depends in part on the amount of distributions we make to our shareholders, and, because the U.S. federal income tax rules applicable to real estate investment trusts (“REIT”) require us to distribute 90% of our taxable income to our shareholders, the amount of our distributions depends in part on the amount of our taxable income. Taxable income is a function of many factors which include, among others, the Company’s operating income, acquisition activity and preferred distributions. Changes in tax law will also impact the amount of taxable income. The Company takes these requirements into account when formulating strategies to maximize the amount of retained cash. Taxable income has historically grown as a result of both external growth and improving operating fundamentals, requiring increased distributions to the Company’s common shareholders. While operating performance has been down recently due to the economic recession, it is possible that when the economy recovers and operating fundamentals improve, additional increases in distributions to the Company’s common shareholders may be required. With retained cash of $38.6 million for the nine months ended September 30, 2009, the Company believes it has sufficient cash flow to cover the increased dividend. Going forward, the Company will continue to monitor its taxable income and the corresponding dividend requirements.
The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank which expires on August 1, 2010. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.70% to LIBOR plus 1.50% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $300,000, which is being amortized over the life of the Credit Facility. The Company had no borrowings outstanding as of September 30, 2009 or December 31, 2008.
Non-GAAP Supplemental Disclosure Measure: Funds from Operations: Management believes that Funds from Operations (“FFO”) is a useful supplemental measure of the Company’s operating performance. The Company computes FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income, computed in accordance with GAAP, before depreciation, amortization, net income allocable to noncontrolling interests — common units, net income allocable to restricted stock unit holders, gains or losses on asset dispositions and extraordinary items. Management believes that FFO provides a useful measure of the Company’s operating performance and when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income.
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

FFO for the Company is computed as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income allocable to common shareholders	$8,762	$5,336	$50,517	$13,646
Gain on disposition of real estate	—	—	(1,488)	—
Depreciation and amortization	19,828	24,703	63,631	75,270
Net income allocable to noncontrolling interests — common units	2,838	1,910	17,414	4,897
Net income allocable to restricted stock unit holders	48	60	297	175

Consolidated FFO allocable to common and dilutive shares	31,476	32,009	130,371	93,988
FFO allocated to noncontrolling interests — common units	(7,670)	(8,387)	(33,265)	(24,625)
FFO allocated to restricted stock unit holders	(132)	(60)	(610)	(175)

FFO allocated to common shares	$23,674	$23,562	$96,496	$69,188

FFO allocable to common and dilutive shares for the three months ended September 30, 2009 decreased $533,000 compared to the same periods in 2008. The decrease in FFO for the three months ended September 30, 2009 over the same period in 2008 was primarily due to a decrease in net operating income partially offset by a decrease in preferred equity distributions resulting from the repurchase of preferred equity. FFO allocable to common and dilutive shares for the nine months ended September 30, 2009 increased $36.4 million compared to the same periods in 2008. The increase was primarily due to a net gain of $35.6 million on the repurchase of preferred equity combined with a decrease in preferred equity distributions and a decrease in general and administrative expense partially offset by a decrease in net operating income.
Capital Expenditures: During the nine months ended September 30, 2009, the Company expended $19.1 million in recurring capital expenditures, or $0.97 per weighted average square foot owned. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the nine months ended September 30, 2008, the Company expended $27.3 million in recurring capital expenditures, or $1.39 per weighted average square foot owned. The following table shows total capital expenditures for the stated periods (in thousands):

	For the Nine Months Ended
	September 30,
	2009	2008
Recurring capital expenditures	$19,053	$27,274
Property renovations and other capital expenditures	371	1,711

Total capital expenditures	$19,424	$28,985

Stock Repurchase: The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the nine months ended September 30, 2008, the Company repurchased 370,042 shares of common stock at an aggregate cost of $18.3 million, or an average cost per share of $49.52. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million, or an average cost per share of $35.84. Under existing board authorizations, the Company can repurchase an additional 2.2 million shares. No shares were repurchased during the nine months ended September 30, 2009.
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

Related Party Transactions: Concurrent with the public offering that closed August 14, 2009, the Company sold 383,333 shares of common stock to PS for net proceeds of $17.8 million.
At September 30, 2009, PS owned 23.8% of the outstanding shares of the Company’s common stock and 23.1% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 41.4% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PS. Harvey Lenkin is a Director of both the Company and PS.
Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and its affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $93,000 and $97,000 for the three months ended September 30, 2009 and 2008, respectively and $279,000 and $292,000 for the nine months ended September 30, 2009 and 2008, respectively. In addition, the Company provides property management services for properties owned by PS and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled $172,000 and $178,000 for the three months ended September 30, 2009 and 2008, respectively and $522,000 and $550,000 for the nine months ended September 30, 2009 and 2008, respectively. In December, 2006, PS also began providing property management services for the mini storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expenses recognized under the management contracts with PS totaled approximately $12,000 for the three months ended September 30, 2009 and 2008. Management fee expenses under the management contracts were approximately $38,000 and $36,000 for the nine months ended September 30, 2009 and 2008, respectively.
Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.
Contractual Obligations: The Company is scheduled to pay cash dividends of $50.1 million per year on its preferred equity outstanding as of September 30, 2009. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At September 30, 2009, the Company’s debt as a percentage of equity was 3.6%.
The Company’s market risk sensitive instruments at September 30, 2009 include mortgage notes payable of $53.2 million and the Company’s Credit Facility. All of the Company’s mortgage notes payable bear interest at fixed rates. At September 30, 2009, the Company had no borrowings outstanding under its Credit Facility. See Notes 5 and 6 to the consolidated financial statements for terms, valuations and approximate principal maturities of the mortgage notes payable and line of credit as of September 30, 2009. Based on borrowing rates currently available to the Company, combined with the amount of fixed-rate debt financing, the difference between the carrying amount of debt and its fair value is insignificant.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2009, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PS has significant influence over us.
At September 30, 2009, PS and its affiliates owned 23.8% of the outstanding shares of the Company’s common stock and 23.1% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 41.4% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PS. Harvey Lenkin is a Director of both the Company and PS. Consequently, PS has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the Operating Partnership. PS’s interest in such matters may differ from other shareholders’. In addition, PS’s ownership may make it more difficult for another party to take over our company without PS’s approval.
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
We may encounter significant delays and expense in reletting vacant space, or we may not be able to relet space at existing rates, in each case resulting in losses of income: When leases expire, we will incur expenses in retrofitting space and we may not be able to re-lease the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. As of September 30, 2009, our properties generally had lower vacancy rates than the average for the markets in which they are located, and leases accounting for 4.1% of our total annualized rental income expire in 2009 and 23.1% in 2010. While we have estimated our cost of renewing leases that expire in 2009 and 2010, our estimates could be wrong. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.
Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty collecting from tenants in default, particularly if they declare bankruptcy. This could affect our cash flow and our ability to fund distributions to shareholders. Since many of our tenants are non-rated private companies, this risk may be enhanced. There is inherent uncertainty in a tenant’s ability to continue paying rent if they are in bankruptcy. As of October 31, 2009, the Company had approximately 31,000 square feet of leased space that is occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. In addition, we had tenants occupying approximately 713,000 square feet who vacated their space during the nine months ended September 30, 2009 as a result of business failures. As of September 30, 2009, 320,000 square feet has been re-leased. During the nine months ended September 30, 2009 and 2008, write-offs of unpaid rents were $733,000 and $485,000, respectively. A number of other tenants have contacted us requesting early termination of their lease, reduction in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what effect, if any, the ultimate outcome of these discussions will have on our future operating results.
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
Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. As of September 30, 2009, PS and its affiliates owned 23.8% of the outstanding shares of the Company’s common stock and 23.1% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming conversion of its partnership units, PS would own 41.4% of the outstanding shares of the Company’s common stock. These shares, as well as shares of common stock held by certain other significant shareholders, are eligible to be sold in the public market, subject to compliance with applicable securities laws.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Concurrent with a public offering of 3,450,000 shares of common stock, on August 14, 2009, the Company sold 383,333 shares of its common stock, par value $0.01 per share, to Public Storage at $46.50 per share, the same price as the public offering price. Total proceeds from the sale of shares to Public Storage were $17.8 million. The issuance and sale of common shares to Public Storage was made in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company used the proceeds from the offering for general corporate purposes.
The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. The program does not expire. Purchases will be made subject to market conditions and other investment opportunities available to the Company.
During the three months ended September 30, 2009, there were no shares of the Company’s common stock repurchased. As of September 30, 2009, 2,206,221 shares remain available for repurchase under the program.

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

Dated: November 4, 2009

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