Form 10-K
period 2009-12-31
PS BUSINESS PARKS INC/CA
filed 2010-02-26
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $726,163,459 based on the closing price as reported on that date.

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 22, 2010 (the latest practicable date): 24,399,509.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I.

ITEM 1.	BUSINESS

The Company

PS Business Parks, Inc. (“PSB”) is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, owns, operates and develops commercial properties, primarily multi-tenant flex, office and industrial space. As of December 31, 2009, PSB owned 77.0% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units were owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references to “the Company,” “we,” “us,” “our,” and similar references mean PS Business Parks, Inc. and its subsidiaries, including the Operating Partnership.

As of December 31, 2009, the Company owned and operated approximately 19.6 million rentable square feet of commercial space located in eight states: Arizona, California, Florida, Maryland, Oregon, Texas, Virginia and Washington. The Company also manages approximately 1.4 million rentable square feet on behalf of PS and its affiliated entities.

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

In 2002, the economy and real estate fundamentals softened. This resulted in an environment in which the Company was unable to identify acquisitions at prices that met its investment criteria. In 2002, the Company disposed of four properties totaling 386,000 square feet that no longer met its investment criteria.

In 2003, the Company acquired 4.1 million square feet of commercial space, including a 3.4 million square foot property located in Miami, Florida, which represented a new market for the Company. The Miami property represented approximately 18% of the Company’s aggregate rentable square footage at December 31, 2003. The cost of the 2003 acquisitions was $282.4 million. The Company also disposed of four properties totaling 226,000 square feet as well as a one acre plot of land that no longer met its investment criteria.

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

As of December 31, 2009, the Company had commenced development on a parcel within its Miami International Commerce Center (“MICC”) in Miami, Florida, which upon completion is expected to comprise 75,000 square feet of leasable small-bay industrial space. The construction is scheduled to be completed in the third quarter of 2010.

In 2009, the Company sold 3.4 acres of land held for development in Portland, Oregon, for a gross sales price of $2.7 million, resulting in a net gain of $1.5 million. The Company made no acquisitions during the years ended December 31, 2009 and 2008.

On January 14, 2010, the Company completed the sale of a 131,000 square foot office building located in Houston, Texas. The sales price was $10.0 million, resulting in a net gain of $5.2 million.

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

Business of the Company: The Company is in the commercial property business, with properties consisting of multi-tenant flex, industrial and office space. The Company owns approximately 12.2 million square feet of flex space. The Company defines “flex” space as buildings that are configured with a combination of warehouse and office space and can be designed to fit a wide variety of uses. The warehouse component of the flex space has a number of uses including light manufacturing and assembly, storage and warehousing, showroom, laboratory, distribution and research and development activities. The office component of flex space is complementary to the warehouse component by enabling businesses to accommodate management and production staff in the same facility. The Company owns approximately 3.9 million square feet of industrial space that has characteristics similar to the warehouse component of the flex space. In addition, the Company owns approximately 3.4 million square feet of low-rise office space, generally either in business parks that combine office and flex space or in submarkets where the economics of the market demand an office build-out.

The Company’s commercial properties typically consist of low-rise buildings, ranging from one to 46 buildings per property, located on parcels of various sizes and comprising from approximately 12,000 to 3.2 million aggregate square feet of rentable space. Facilities are managed through either on-site management or area offices central to the facilities. Parking is generally open but in some instances is covered. The ratio of parking spaces to rentable square feet ranges from two to six per thousand square feet depending upon the use of the property and its location. Office space generally requires a greater parking ratio than most industrial uses. The Company may acquire properties that do not have these characteristics.

The tenant base for the Company’s facilities is diverse. The portfolio can be bifurcated into those facilities that service small to medium-sized businesses and those that service larger businesses. Approximately 40.5% of in-place rents from the portfolio are derived from facilities that serve small to medium-sized businesses. A property in this facility type is typically divided into units ranging in size from 500 to 4,999 square feet and leases generally range from one to three years. The remaining 59.5% of in-place rents from the portfolio are derived from facilities that serve larger businesses, with units greater than or equal to 5,000 square feet. The Company also has several tenants that lease space in multiple buildings and locations. The U.S. Government is the largest tenant with multiple leases encompassing approximately 507,000 square feet or approximately 4.6% of the Company’s annualized rental income.

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

The Company owns land which may be used for the development of commercial properties. The Company owns approximately 6.4 acres of land in Northern Virginia, 11.5 acres in Portland, Oregon and 10.0 acres in Dallas, Texas as of December 31, 2009.

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

Preferred Units: As of December 31, 2009, the Operating Partnership had an aggregate of 2.9 million preferred units owned by third parties with distribution rates ranging from 6.550% to 7.950% (per annum) with an aggregate redemption value of $73.4 million. The Operating Partnership has the right to redeem each series of preferred units on or after the fifth anniversary of the issuance date of the series at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. Each series of preferred units is exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PS Business Parks, Inc. on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the applicable series of preferred units.

As of December 31, 2009, in connection with the Company’s issuance of publicly traded Cumulative Preferred Stock, the Company owned 25.0 million preferred units of various series with an aggregate redemption value of $626.0 million with terms substantially identical to the terms of the publicly traded depositary shares each representing 1/1,000 of a share of 6.700% to 7.950% Cumulative Preferred Stock of the Company. The holders of all series of Preferred Stock may combine to elect two additional directors if the Company fails to make dividend payments for six quarterly dividend payment periods, whether or not consecutive.

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

Cost Allocation and Administrative Services

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and affiliated entities for certain administrative services. These services include investor relations, legal, corporate tax, information systems and office services. Under this agreement, costs are allocated to the Company in accordance with its proportionate share of these costs. These allocated costs totaled $372,000, $390,000 and $303,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Common Officers and Directors with PS

Ronald L. Havner, Jr., Chairman of the Company, is the Chief Executive Officer and President of PS. Harvey Lenkin, retired president of PS, is a Director of both the Company and PS. The Company engages additional executive personnel who render services exclusively for the Company. However, it is expected that certain officers of PS will continue to render services for the Company as requested pursuant to the cost sharing and administrative services agreement.

Property Management

The Company continues to manage commercial properties owned by PS and its affiliates, which are generally adjacent to mini-warehouses, for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenue derived from these management contracts with PS and its affiliates totaled $698,000, $728,000 and $724,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

In December, 2006, PS began providing property management services for the mini storage component of two assets owned by the Company. These mini storage facilities, located in Palm Beach County, Florida, operate under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days notice. Management fee expenses under the contract were $50,000, $45,000 and $47,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Management

Joseph D. Russell, Jr. leads the Company’s senior management team. Mr. Russell is President and Chief Executive Officer of the Company. The Company’s executive management includes: John W. Petersen, Executive Vice President and Chief Operating Officer; Edward A. Stokx, Executive Vice President and Chief Financial Officer; Maria R. Hawthorne, Senior Vice President (East Coast); Trenton A. Groves, Vice President and Corporate Controller; Coby A. Holley, Vice President (Pacific Northwest Division); Robin E. Mather, Vice President (Southern California Division); William A. McFaul, Vice President (Washington Metro Division); Eddie F. Ruiz, Vice President and Director of Facilities; Viola I. Sanchez, Vice President (Southeast Division); and David A. Vicars, Vice President (Midwest Division).

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

Focus on Targeted Markets: The Company intends to continue investing in markets that have characteristics which enable them to be competitive economically. The Company believes that markets with some combination of above average population growth, education levels and personal income will produce better overall economic returns. As of December 31, 2009, substantially all of the Company’s square footage was located in these targeted core markets. The Company targets individual properties in those markets that are close to critical infrastructure, middle to high income housing, universities and have easy access to major transportation arteries.

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

Retain Operating Cash Flow: The Company seeks to retain significant funds (after funding its distributions and capital improvements) for additional investments. During the year ended December 31, 2009, the Company distributed 32.2% of its funds from operations (“FFO”) to common shareholders/unit holders. During the year ended December 31, 2008, the Company distributed 37.3% of its FFO to common shareholders/unit holders. FFO is computed in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income, computed in accordance with U.S. generally accepted accounting principles (“GAAP”), before depreciation, amortization, gains or losses on asset dispositions, net income allocable to noncontrolling interests — common units, net income allocable to restricted stock unit holders and nonrecurring items. FFO is a non-GAAP financial measure and should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results of operations. Other REITs may use different methods for calculating FFO and, accordingly, the Company’s FFO may not be comparable to other real estate companies’ funds from operations. See Item 7, “Management’s Discussion and Analysis of Financial

Condition and Results of Operations — Liquidity and Capital Resources — Non-GAAP Supplemental Disclosure Measure: Funds from Operations,” for a reconciliation of FFO and net income allocable to common shareholders and for information on why the Company presents FFO.

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

Debt Financing: The Company has used debt financing to a limited degree. The primary source of debt that the Company relies upon to provide short term capital is its $100.0 million unsecured line of credit with Wells Fargo. The Company had no balance outstanding on its Credit Facility at December 31, 2009 and 2008.

Access to Capital: The Company seeks to maintain a minimum ratio of FFO to combined fixed charges and preferred distributions paid of 2.6 to 1.0. Fixed charges include interest expense and capitalized interest. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the year ended December 31, 2009, the FFO to combined fixed charges and preferred distributions paid ratio was 3.4 to 1.0, excluding the $35.6 million net gain on the repurchase of preferred equity. The Company believes that its financial position will enable it to access capital to finance its future growth. Subject to market conditions, the Company may add leverage to its capital structure. Throughout this Form 10-K, we use the term “preferred equity” to mean both the preferred stock issued by the Company and the preferred partnership units issued by the Operating Partnership and the term “preferred distributions” to mean dividends and distributions on the preferred stock and preferred partnership units.

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

Investments in Real Estate Facilities

As of December 31, 2009 and 2008, the Company owned and operated approximately 19.6 million rentable square feet.

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

Borrowings

As of December 31, 2009, the Company had outstanding mortgage notes payable of $52.9 million. See Notes 5 and 6 to the consolidated financial statements for a summary of the Company’s outstanding borrowings as of December 31, 2009.

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank which expires on August 1, 2010. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.70% to LIBOR plus 1.50% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $300,000, which is being amortized over the life of the Credit Facility. The Company had no balance outstanding on its Credit Facility at December 31, 2009 and 2008.

The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined therein) of less than 0.45 to 1.00, (ii) maintain a fixed charge coverage ratio (as defined therein) of not less than 1.75 to 1.00, (iii) maintain a minimum tangible net worth (as defined) and (iv) limit distributions to 95% of funds from operations (as defined therein) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company’s unsecured recourse debt; the Company did not have any unsecured recourse debt at December 31, 2009) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 2009.

The Company has broad powers to borrow in furtherance of the Company’s objectives. The Company has incurred in the past, and may incur in the future, both short-term and long-term indebtedness to increase its funds available for investment in real estate, capital expenditures and distributions.

Employees

As of December 31, 2009, the Company employed 138 individuals, primarily personnel engaged in property operations. The Company believes that its relationship with its employees is good, and none of its employees are represented by a labor union.

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

PS has significant influence over us.

At December 31, 2009, PS and its affiliates owned 23.8% of the outstanding shares of the Company’s common stock and 23.0% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 41.3% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PS. Harvey Lenkin is a Director of both the Company and PS. Consequently, PS has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the Operating Partnership. PS’s interest in such matters may differ from other shareholders. In addition, PS’s ownership may make it more difficult for another party to take over our company without PS’s approval.

Provisions in our organizational documents may prevent changes in control.

Our articles generally prohibit any person from owning more than 7% of our shares: Our articles of incorporation restrict the number of shares that may be owned by any other person, and the partnership agreement of our Operating Partnership contains an anti-takeover provision. No shareholder (other than PS and certain other specified shareholders) may own more than 7% of the outstanding shares of our common stock, unless our board of directors waives this limitation. We imposed this limitation to avoid, to the extent possible, a concentration of ownership that might jeopardize our ability to qualify as a REIT. This limitation, however, also makes a change of control much more difficult (if not impossible) even if it may be favorable to our public shareholders. These provisions will prevent future takeover attempts not approved by PS even if a majority of our public shareholders consider it to be in their best interests because they would receive a premium for their shares over market value or for other reasons.

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

The United States economy is currently undergoing pervasive and fundamental disruptions. The continuation or intensification of any such volatility may have an adverse impact on the availability of credit to businesses generally and could lead to a further weakening of the U.S. and global economies. To the extent that turmoil in the financial markets continues or intensifies, it has the potential to materially affect the value of our properties, the availability or the terms of financing and may impact the ability of our customers to enter into new leasing transactions or satisfy rental payments under existing leases. The current market disruption could also affect our operating results and financial condition as follows:

Debt and Equity Markets: Our results of operations and share price are sensitive to the volatility of the credit markets. The commercial real estate debt markets are currently experiencing volatility as a result of various factors, including the tightening of underwriting standards by lenders and credit rating agencies and the continued erosion of operating fundamentals of assets pledged as collateral. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions. In addition, the state of the debt markets could have an effect on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and affect our ability to raise capital.

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

Government Intervention: The pervasive and fundamental disruptions that the United States economy is currently undergoing have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies. It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed on the markets or the effect of such restrictions on us and our results of operations. There is a high likelihood of significantly increased regulation of the financial markets that could have a material effect on our operating results and financial condition.

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

We may encounter significant delays and expense in reletting vacant space, or we may not be able to relet space at existing rates, in each case resulting in losses of income: When leases expire, we will incur expenses in retrofitting space and we may not be able to re-lease the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. As of December 31, 2009, our properties generally had lower vacancy rates than the average for the markets in which they are located, and leases accounting for 21.8% of our annualized rental income expire in 2010. While we have estimated our cost of renewing leases that expire in 2010, our estimates could be wrong. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.

Tenant defaults and bankruptcies may reduce our cash flow and distributions: We may have difficulty collecting from tenants in default, particularly if they declare bankruptcy. This could affect our cash flow and our ability to fund distributions to shareholders. Since many of our tenants are non-rated private companies, this risk may be enhanced. There is inherent uncertainty in a tenant’s ability to continue paying rent if they are in bankruptcy. As of February 26, 2010, the Company had approximately 17,000 square feet of leased space that is occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. In addition, we had tenants occupying approximately 818,000 square feet who vacated their space during the year ended December 31, 2009 prior to their scheduled lease expiration as a result of business failures. As of December 31, 2009, 466,000 square feet has been re-leased. During the years ended December 31, 2009 and 2008, write-offs of unpaid rents were $988,000 and $602,000, respectively. A number of other tenants have contacted us requesting early termination of their lease, reduction in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what effect, if any, the ultimate outcome of these discussions will have on our future operating results.

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

Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. As of December 31, 2009, PS and its affiliates owned 23.8% of the outstanding shares of the Company’s common stock and 23.0% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 41.3% of the outstanding shares of the

Company’s common stock. These shares, as well as shares of common stock held by certain other significant shareholders, are eligible to be sold in the public market, subject to compliance with applicable securities laws.

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

As of December 31, 2009, the Company owned approximately 12.2 million square feet of flex space, 3.9 million square feet of industrial space and 3.4 million square feet of office space concentrated primarily in 10 regions consisting of Southern and Northern California, Southern and Northern Texas, South Florida, Virginia, Maryland, Oregon, Arizona and Washington. Additionally, the Company owned 131,000 square feet of office space in Southern Texas classified as properties held for disposition at December 31, 2009. The weighted average occupancy rate throughout 2009 was 90.4% and the average realized rent per square foot was $15.43, both of which exclude the effect of assets classified as held for disposition.

The following table contains information about all properties (excluding those classified as properties held for disposition) owned by the Company as of December 31, 2009 and the weighted average occupancy rates throughout 2009 (except as set forth below, all of the properties are held in fee simple interest) (in thousands):

					Weighted
	Rentable Square Footage				Average
Location	Flex	Industrial	Office	Total	Occupancy Rate

Arizona
Mesa	78	—	—	78	81.2%
Phoenix	310	—	—	310	80.4%
Tempe	291	—	—	291	92.1%

	679	—	—	679	85.5%

Northern California
Hayward	—	407	—	407	96.1%
Monterey	—	—	12	12	86.9%
Sacramento	—	—	367	367	84.6%
San Jose	708	—	—	708	87.3%
San Ramon	—	—	52	52	84.8%
Santa Clara	178	—	—	178	52.0%
So. San Francisco	94	—	—	94	93.8%

	980	407	431	1,818	85.5%

Southern California
Buena Park	—	317	—	317	98.7%
Carson	77	—	—	77	87.3%
Cerritos	—	395	31	426	98.7%
Culver City	149	—	—	149	94.8%
Irvine	—	—	160	160	95.9%
Laguna Hills	614	—	—	614	91.2%
Lake Forest	297	—	—	297	89.6%
Monterey Park	199	—	—	199	86.7%
Orange	—	—	108	108	85.3%
San Diego(1)	768	—	—	768	92.2%
Santa Ana	—	—	437	437	82.6%
Signal Hill	267	—	—	267	87.4%
Studio City	22	—	—	22	90.8%
Torrance	147	—	—	147	90.8%

	2,540	712	736	3,988	91.3%

Maryland
Beltsville	309	—	—	309	84.8%
Gaithersburg	—	—	29	29	97.8%
Rockville	212	—	688	900	95.6%
Silver Spring(1)	366	—	166	532	89.9%

	887	—	883	1,770	92.1%

Oregon
Beaverton	1,024	—	188	1,212	79.4%
Milwaukee	102	—	—	102	86.5%

	1,126	—	188	1,314	79.9%

					Weighted
	Rentable Square Footage				Average
Location	Flex	Industrial	Office	Total	Occupancy Rate

Northern Texas
Dallas	237	—	—	237	86.0%
Farmers Branch	112	—	—	112	79.4%
Garland	36	—	—	36	84.1%
Irving(2)	715	231	—	946	94.3%
Mesquite	57	—	—	57	92.4%
Plano	184	—	—	184	92.7%
Richardson	117	—	—	117	86.3%

	1,458	231	—	1,689	91.1%

Southern Texas
Austin	787	—	—	787	83.8%
Houston	177	—	—	177	92.6%
Missouri City	66	—	—	66	97.5%

	1,030	—	—	1,030	86.2%

South Florida
Boca Raton(1)	135	—	—	135	87.2%
Miami	631	2,556	12	3,199	95.4%
Wellington(1)	262	—	—	262	86.6%

	1,028	2,556	12	3,596	94.5%

Virginia
Alexandria	155	—	54	209	94.2%
Chantilly	563	—	38	601	82.3%
Fairfax	—	—	292	292	90.9%
Herndon	—	—	244	244	95.0%
Lorton	246	—	—	246	98.0%
Merrifield	303	—	355	658	98.9%
Springfield	270	—	90	360	97.6%
Sterling	296	—	—	296	97.3%
Woodbridge	114	—	—	114	93.4%

	1,947	—	1,073	3,020	93.6%

Washington
Redmond	465	—	28	493	88.8%
Renton	28	—	—	28	77.0%

	493	—	28	521	88.2%

Total	12,168	3,906	3,351	19,425	90.4%

(1)	Five commercial properties, one in San Diego, California, one in Silver Spring, Maryland, one in Boca Raton, Florida, and two in Wellington, Florida, serve as collateral to mortgage notes payable. For more information, see Note 6 to the consolidated financial statements.

(2)	The Company owns two properties that are subject to ground leases in Las Colinas, Texas, expiring in 2019 and 2020, each with one 10 year extension option.

We currently anticipate that each of the properties listed above will continue to be used for its current purpose. Competition exists in each of the market areas in which these properties are located. For information regarding general competitive conditions to which the Company’s properties are or may be subject, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Effect of Economic Conditions on the Company’s Primary Markets.”

The Company has no plans to change the current use of its properties. The Company typically renovates its properties in connection with the re-leasing of space to tenants and expects that it will pay the costs of such renovations from rental income. The Company has risks that tenants will default on leases and declare bankruptcy. Management believes these risks are mitigated through the Company’s geographic diversity and diverse tenant base.

The Company evaluates the performance of its properties primarily based on net operating income (“NOI”). NOI is defined by the Company as rental income as defined by GAAP less cost of operations as defined by GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Concentration of Portfolio by Region” below for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The following information illustrates rental income, cost of operations and NOI generated by the Company’s total portfolio in 2009, 2008 and 2007 by geographic region and by property classifications. As a result of acquisitions and dispositions, certain properties were not held for the full year.

The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP. The tables below also include a reconciliation of NOI to the most comparable amounts based on GAAP (in thousands):

	For The Year Ended December 31, 2009				For The Year Ended December 31, 2008				For The Year Ended December 31, 2007
	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total

Rental Income:
Southern California	$41,566	$14,767	$5,554	$61,887	$43,894	$15,619	$5,804	$65,317	$43,049	$16,099	$5,326	$64,474
Northern California	11,103	6,733	2,859	20,695	13,859	7,190	2,890	23,939	12,559	6,977	2,676	22,212
Southern Texas	9,899	—	—	9,899	10,228	—	—	10,228	9,648	—	—	9,648
Northern Texas	15,331	—	1,245	16,576	15,686	—	1,278	16,964	14,062	—	1,100	15,162
South Florida	11,292	212	19,912	31,416	12,336	214	20,005	32,555	11,777	230	19,508	31,515
Virginia	34,265	24,575	—	58,840	34,508	24,684	—	59,192	32,666	21,536	—	54,202
Maryland	16,670	22,442	—	39,112	16,288	21,689	—	37,977	17,341	21,532	—	38,873
Oregon	14,269	2,941	—	17,210	14,985	3,481	—	18,466	15,015	3,266	—	18,281
Arizona	6,393	—	—	6,393	7,006	—	—	7,006	6,976	—	—	6,976
Washington	8,291	638	—	8,929	8,850	621	—	9,471	6,676	555	—	7,231

Total	169,079	72,308	29,570	270,957	177,640	73,498	29,977	281,115	169,769	70,195	28,610	268,574

Cost of Operations:
Southern California	10,872	5,647	1,097	17,616	10,951	5,873	1,042	17,866	10,580	5,875	1,038	17,493
Northern California	3,771	2,336	681	6,788	3,816	2,322	724	6,862	3,426	2,279	750	6,455
Southern Texas	4,124	—	—	4,124	4,235	—	—	4,235	4,041	—	—	4,041
Northern Texas	5,441	—	336	5,777	5,712	—	299	6,011	5,477	—	288	5,765
South Florida	3,985	130	5,952	10,067	4,118	104	6,094	10,316	4,157	110	5,807	10,074
Virginia	8,890	8,635	—	17,525	8,692	8,558	—	17,250	8,263	7,332	—	15,595
Maryland	4,820	7,293	—	12,113	4,680	7,312	—	11,992	4,719	7,055	—	11,774
Oregon	5,403	1,352	—	6,755	5,610	1,409	—	7,019	5,288	1,375	—	6,663
Arizona	2,735	—	—	2,735	3,013	—	—	3,013	2,907	—	—	2,907
Washington	2,205	207	—	2,412	2,410	208	—	2,618	2,289	189	—	2,478

Total	52,246	25,600	8,066	85,912	53,237	25,786	8,159	87,182	51,147	24,215	7,883	83,245

NOI:
Southern California	30,694	9,120	4,457	44,271	32,943	9,746	4,762	47,451	32,469	10,224	4,288	46,981
Northern California	7,332	4,397	2,178	13,907	10,043	4,868	2,166	17,077	9,133	4,698	1,926	15,757
Southern Texas	5,775	—	—	5,775	5,993	—	—	5,993	5,607	—	—	5,607
Northern Texas	9,890	—	909	10,799	9,974	—	979	10,953	8,585	—	812	9,397
South Florida	7,307	82	13,960	21,349	8,218	110	13,911	22,239	7,620	120	13,701	21,441
Virginia	25,375	15,940	—	41,315	25,816	16,126	—	41,942	24,403	14,204	—	38,607
Maryland	11,850	15,149	—	26,999	11,608	14,377	—	25,985	12,622	14,477	—	27,099
Oregon	8,866	1,589	—	10,455	9,375	2,072	—	11,447	9,727	1,891	—	11,618
Arizona	3,658	—	—	3,658	3,993	—	—	3,993	4,069	—	—	4,069
Washington	6,086	431	—	6,517	6,440	413	—	6,853	4,387	366	—	4,753

Total 120	$116,833	$46,708	$21,504	$185,045	$124,403	$47,712	$21,818	$193,933	$118,622	$45,980	$20,727	$185,329

The following table is provided to reconcile NOI to consolidated income from continuing operations as determined by GAAP (in thousands):

	For The Years Ended December 31,
	2009	2008	2007

Property net operating income	$185,045	$193,933	$185,329
Facility management fees	698	728	724
Interest and other income	536	1,457	5,104
Depreciation and amortization	(84,504)	(99,317)	(97,998)
General and administrative	(6,202)	(8,099)	(7,917)
Interest expense	(3,552)	(3,952)	(4,130)

Income from continuing operations	$92,021	$84,750	$81,112

Significant Properties

As of and for the year ended December 31, 2009, one of the Company’s properties had a book value of more than 10% of the Company’s total assets. The property, known as MICC, is a business park in Miami, Florida, consisting of 46 buildings (3.2 million square feet) consisting of flex (631,000 square feet), industrial (2.6 million square feet) and office (12,000 square feet) space. The property was purchased on December 30, 2003 and has a net book value of $159.7 million, representing approximately 10.2% of the Company’s total assets at December 31, 2009.

MICC property taxes for the year ended December 31, 2009 were $3.5 million at a rate of 1.9% of the respective assessed parcel value.

The following table sets forth information with respect to occupancy and rental rates at MICC for each of the last five years, including the dispositions of a 56,000 square foot retail center and 94,000 square feet of flex space:

	2009	2008	2007	2006	2005

Weighted average occupancy rate	95.4%	96.9%	98.2%	96.4%	91.8%
Realized rent per square foot	$8.69	$8.76	$8.24	$7.88	$7.47

There is no one tenant that occupies 10% or more of the rentable square footage at MICC.

The following table sets forth information with respect to lease expirations at MICC (in thousands, except number of leases expiring):

				Percent of
		Rentable Square	Annualized Rental	Annualized Rental
	Number of	Footage Subject to	Income Under	Income Represented
Year of Lease Expiration	Leases Expiring	Expiring Leases	Expiring Leases	by Expiring Leases

2010	77	748	$6,290	22.5%
2011	93	800	7,412	26.6%
2012	60	635	5,743	20.6%
2013	41	489	4,632	16.6%
2014	28	280	2,460	8.8%
2015	4	65	593	2.1%
2016	1	31	198	0.7%
2017	—	—	—	—
2018	1	75	588	2.1%
2019	—	—	—	—
Thereafter	—	—	—	—

Total	305	3,123	$27,916	100.0%

The following table sets forth information with respect to tax depreciation at MICC (in thousands, except year data):

		Rate of		Life in	Accumulated
	Tax Basis	Depreciation	Method	Years	Depreciation

Land Improvements	$45,588	5.9%	MACRS, 150%	15	$21,560
Improvements	24,582	0.0%	VARIOUS	5	24,435
Tenant Buildings	83,000	3.7%	MACRS, SL	VAR	12,797

Total	$153,170				$58,792

Accumulated depreciation for personal property shown in the preceding table was derived using the mid-quarter convention.

Portfolio Information

The table below sets forth information with respect to occupancy and rental rates of the Company’s total portfolio for each of the last five years, including discontinued operations:

	2009	2008	2007	2006	2005

Weighted average occupancy rate	90.5%	93.5%	93.4%	93.4%	91.5%
Realized rent per square foot	$15.45	$15.50	$14.97	$14.36	$13.82

Approximately 59.5% of the Company’s annualized rental income is derived from large tenants, which the Company defines as tenants with leases averaging greater than or equal to 5,000 square feet. These tenants generally sign longer leases, may require more generous tenant improvements, are typically represented by a broker and are more creditworthy. The remaining 40.5% of the Company’s annualized rental income are derived from small tenants with average space requirements of less than 5,000 square feet and a shorter lease term duration. Tenant improvements are relatively less for these tenants; most of these tenants are not represented by brokers and therefore the Company does not pay lease commissions. The following tables set forth the lease expirations for all assets in continuing operations as of December 31, 2009, in addition to bifurcating the lease expirations for properties serving primarily small businesses and those properties serving primarily larger businesses (in thousands):

Lease Expirations (Entire Portfolio) as of December 31, 2009

			Percent of
	Rentable Square	Annualized Rental	Annualized Rental
	Footage Subject to	Income Under	Income Represented
Year of Lease Expiration	Expiring Leases	Expiring Leases	by Expiring Leases

2010	4,115	$60,828	21.8%
2011	4,575	71,672	25.6%
2012	3,437	53,821	19.3%
2013	2,416	35,871	12.8%
2014	1,775	26,972	9.6%
2015	578	10,125	3.6%
2016	499	10,497	3.8%
2017	67	2,127	0.8%
2018	190	3,613	1.3%
2019	78	2,329	0.8%
Thereafter	65	1,585	0.6%

Total	17,795	$279,440	100.0%

Lease Expirations (Small Tenant Portfolio) as of December 31, 2009

The Company’s small tenant portfolio consists of properties with average leases less than 5,000 square feet.

			Percent of
	Rentable Square	Annualized Rental	Annualized Rental
	Footage Subject to	Income Under	Income Represented
Year of Lease Expiration	Expiring Leases	Expiring Leases	by Expiring Leases

2010	2,227	$34,650	12.4%
2011	1,938	30,624	10.9%
2012	1,298	21,954	7.9%
2013	627	12,044	4.3%
2014	420	8,116	2.9%
2015	136	2,602	0.9%
2016	79	1,809	0.7%
2017	5	97	0.0%
2018	7	216	0.1%
2019	40	1,273	0.4%
Thereafter	3	62	0.0%

Total	6,780	$113,447	40.5%

Lease Expirations (Large Tenant Portfolio) as of December 31, 2009

The Company’s large tenant portfolio consists of properties with leases averaging greater than or equal to 5,000 square feet.

			Percent of
	Rentable Square	Annualized Rental	Annualized Rental
	Footage Subject to	Income Under	Income Represented
Year of Lease Expiration	Expiring Leases	Expiring Leases	by Expiring Leases

2010	1,888	$26,178	9.4%
2011	2,637	41,048	14.7%
2012	2,139	31,867	11.4%
2013	1,789	23,827	8.5%
2014	1,355	18,856	6.7%
2015	442	7,523	2.7%
2016	420	8,688	3.1%
2017	62	2,030	0.8%
2018	183	3,397	1.2%
2019	38	1,056	0.4%
Thereafter	62	1,523	0.6%

Total	11,015	$165,993	59.5%

ITEM 3.	LEGAL PROCEEDINGS

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

The Company did not submit any matter to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2009.

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

Market Price of the Registrant’s Common Equity:

The common stock of the Company trades on the New York Stock Exchange under the symbol PSB. Prior to September 9, 2008, the Company common stock traded on the American Stock Exchange. The following table sets forth the high and low sales prices of the common stock on the New York Stock Exchange and the American Stock Exchange for the applicable periods:

	Range
Three Months Ended	High	Low

March 31, 2008	$55.20	$40.33
June 30, 2008	$59.90	$51.60
September 30, 2008	$60.25	$50.00
December 31, 2008	$57.18	$32.99

March 31, 2009	$46.37	$28.29
June 30, 2009	$49.24	$35.57
September 30, 2009	$56.44	$42.36
December 31, 2009	$53.56	$46.03

Holders:

As of February 22, 2010, there were 457 holders of record of the common stock.

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

Distributions paid per share of common stock for the years ended December 31, 2009 and 2008 amounted to $1.76 per year. The Board of Directors has established a distribution policy intended to maximize the retention of operating cash flow and distribute the minimum amount required for the Company to maintain its tax status as a REIT. Pursuant to restrictions contained in the Company’s Credit Facility, distributions may not exceed 95% of funds from operations, as defined therein, for any four consecutive quarters. For more information on the Credit Facility, see Note 5 to the consolidated financial statements.

Issuer Repurchases of Equity Securities:

The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. The program does not expire. Purchases will be made subject to market conditions and other investment opportunities available to the Company.

During the three months ended December 31, 2009, there were no shares of the Company’s common stock repurchased. As of December 31, 2009, the Company has 2,206,221 shares available for purchase under the program.

Securities Authorized for Issuance Under Equity Compensation Plans:

The equity compensation plan information is provided in Item 12.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth selected consolidated and combined financial and operating information on a historical basis of the Company. The following information should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere in this Form 10-K. Note that historical results from 2008 through 2005 were reclassified to confirm with 2009 presentation for discontinued operations. See Note 3 to the consolidated financial statements included elsewhere in this Form 10-K for a discussion of income from discontinued operations.

	For The Years Ended December 31,
	2009	2008	2007	2006	2005
		(In thousands, except per share data)

Revenues:
Rental income	$270,957	$281,115	$268,574	$240,013	$217,895
Facility management fees	698	728	724	625	579

Total operating revenues	271,655	281,843	269,298	240,638	218,474
Expenses:
Cost of operations	85,912	87,182	83,245	73,652	64,779
Depreciation and amortization	84,504	99,317	97,998	85,735	75,721
General and administrative	6,202	8,099	7,917	7,046	5,843

Total operating expenses	176,618	194,598	189,160	166,433	146,343
Other income and expenses:
Interest and other income	536	1,457	5,104	6,874	4,888
Interest expense	(3,552)	(3,952)	(4,130)	(2,575)	(1,330)

Total other income and expenses	(3,016)	(2,495)	974	4,299	3,558
Asset impairment due to casualty loss	—	—	—	—	72

Income from continuing operations	92,021	84,750	81,112	78,504	75,617

Discontinued operations:
Income from discontinued operations	830	597	563	576	3,088
Gain on disposition of real estate	—	—	—	2,328	18,109
Gain on sale of land	1,488	—	—	—	—

Total discontinued operations	2,318	597	563	2,904	21,197

Net income	$94,339	$85,347	$81,675	$81,408	$96,814

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$19,730	$8,296	$6,155	$5,673	$10,869
Noncontrolling interests — preferred units	(2,569)	7,007	6,854	11,155	10,651

Total net income allocable to noncontrolling interests	17,161	15,303	13,009	16,828	21,520
Net income allocable to PS Business Parks, Inc.:
Common shareholders	59,413	23,179	17,537	16,513	32,242
Preferred shareholders	17,440	46,630	50,937	47,933	43,011
Restricted stock unit holders	325	235	192	134	41

Total net income allocable to PS Business Parks, Inc.	77,178	70,044	68,666	64,580	75,294

	$94,339	$85,347	$81,675	$81,408	$96,814

	For The Years Ended December 31,
	2009	2008	2007	2006	2005
		(In thousands, except per share data)

Per Common Share:
Cash Distribution	$1.76	$1.76	$1.61	$1.16	$1.16
Net income — basic	$2.70	$1.13	$0.82	$0.77	$1.48
Net income — diluted	$2.68	$1.12	$0.81	$0.77	$1.47
Weighted average common shares — basic	21,998	20,443	21,313	21,335	21,826
Weighted average common shares — diluted	22,128	20,618	21,573	21,584	21,970
Balance Sheet Data:
Total assets	$1,564,822	$1,469,323	$1,516,583	$1,463,599	$1,463,794
Total debt	$52,887	$59,308	$60,725	$67,048	$25,893
Preferred stock called for redemption	$—	$—	$—	$50,000	$—
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock	$626,046	$706,250	$716,250	$572,500	$593,350
Common stock	$589,633	$414,564	$439,330	$482,703	$500,108
Noncontrolling interests:
Preferred units	$73,418	$94,750	$94,750	$82,750	$135,750
Common units	$176,540	$148,023	$154,470	$165,469	$169,451
Other Data:
Net cash provided by operating activities	$179,625	$189,337	$184,094	$166,134	$148,828
Net cash (used in) provided by investing activities	$(26,956)	$(35,192)	$(180,188)	$(169,986)	$24,389
Net cash provided by (used in) financing activities	$545	$(134,171)	$(35,882)	$(129,694)	$(13,058)
Funds from operations (1)	$163,074	$131,558	$122,405	$106,235	$102,608
Square footage owned at end of period	19,556	19,556	19,556	18,687	17,555

(1)	Funds from operations (“FFO”) is computed in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income, computed in accordance with GAAP, before depreciation, amortization, gains or losses on asset dispositions, net income allocable to noncontrolling interests — common units, net income allocable to restricted stock unit holders and nonrecurring items. FFO should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance or liquidity as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results of operations. Other REITs may use different methods for calculating FFO and, accordingly, the Company’s FFO may not be comparable to that of other real estate companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funds from Operations,” for a reconciliation of FFO and net income allocable to common shareholders and for information on why the Company presents FFO.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

As of December 31, 2009, the Company owned and operated approximately 19.6 million rentable square feet of multi-tenant flex, industrial and office properties located in eight states.

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

The Company successfully leased or re-leased 5.9 million square feet of space in 2009 and achieved an overall weighted average occupancy of 90.4% for 2009. During 2009, the Company experienced a decrease in effective rental rates compared to 2008. Total net operating income decreased by $8.9 million, or 4.6%, from the year ended December 31, 2008 to 2009. See further discussion of operating results below.

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

Revenue Recognition: The Company must meet four basic criteria before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed or determinable; and collectability is reasonably assured. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Straight-line rent is recognized for all tenants with contractual fixed increases in rent that are not included on the Company’s credit watch list. Deferred rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as rental income in the period the applicable costs are incurred.

Property Acquisitions: The Company allocates the purchase price of acquired properties to land, buildings and equipment and identified tangible and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized lease commissions, value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values. In addition, beginning January 1, 2009, acquisition-related costs are recognized separately and expensed as incurred.

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

Effect of Economic Conditions on the Company’s Operations: During 2009, the severe recession and weak economic conditions continued to impact commercial real estate as the Company experienced a decrease in new rental rates over expiring rental rates on executed leases as well as declining occupancy. Although it is uncertain what impact the current recession will have on the Company’s ability to maintain current occupancy levels and rental rates, management expects that the decrease in rental rates on new and renewal transactions combined with further reductions in occupancy will result in a decrease in rental income for 2010 when compared to 2009. A continued deepening economic recession may have a significant impact on the Company, potentially resulting in further reductions in occupancy and rental rates.

While the Company historically has experienced a low level of write-offs due to bankruptcy, there is inherent uncertainty in a tenant’s ability to continue paying rent when in bankruptcy. As of February 26, 2010, the Company had approximately 17,000 square feet of leased space that is occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. In addition, the Company had tenants occupying approximately 818,000 square feet who vacated their space during the year ended December 31, 2009 prior to their scheduled lease expiration as a result of business failures. As of December 31, 2009, 466,000 square feet has been re-leased. During the years ended December 31, 2009 and 2008, write-offs of unpaid rents were $988,000 and $602,000, respectively. During 2009, we also recorded $2.7 million of accelerated depreciation expense related to unamortized tenant improvements and lease commissions for leases terminated prior to their scheduled expiration. A number of other tenants have contacted us, requesting early termination of their lease, reduction in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.

Company Performance and Effect of Economic Conditions on Primary Markets: The Company has concentrated its operations in 10 regions. The Company’s assessment of these regions as of December 31, 2009 is summarized below. During the year ended December 31, 2009, rental rates on new and renewed leases within the Company’s overall portfolio decreased 15.0% over expiring rents. The Company’s overall vacancy rate at December 31, 2009 was 8.0%. Each of the 10 regions in which the Company owns assets is subject to its own unique market influences. The Company has outlined the various market influences for each specific region below. In addition, the Company has compiled market occupancy information using third party reports for each of the respective markets. These sources are deemed to be reliable by the Company, but there can be no assurance that these reports are accurate.

The Company owns approximately 4.0 million square feet in Southern California located in Los Angeles, Orange and San Diego Counties. Market vacancies have increased due to the continued weakness in the economy and the resulting job losses combined with the lack of credit availability and its effect on businesses. These factors have also created significantly more competition for tenants, which in turn has placed pressure on occupancy and rental rates. Vacancy rates in Southern California range from 4.8% to 19.5%. The Company’s vacancy rate in this region at December 31, 2009 was 6.4%. For the year ended December 31, 2009, the overall market experienced negative net absorption of 0.8% for the reasons noted above as well as the completion of newly constructed space in 2008. The Company’s weighted average occupancy for the region decreased from 93.8% in 2008 to 91.3% in 2009. Realized rent per square foot decreased 2.6% from $17.47 per square foot in 2008 to $17.01 per square foot in 2009.

The Company owns approximately 1.8 million square feet in Northern California with concentrations in Sacramento, the East Bay (Hayward and San Ramon) and Silicon Valley (San Jose and Santa Clara). Vacancy rates in these submarkets are 23.5%, 20.5% and 18.6%, respectively. The Company’s vacancy rate in its Northern California portfolio at December 31, 2009 was 10.9%. Demand in these submarkets slowed measurably in the second half of 2008 and continued throughout 2009. Renewals and company consolidations continued to be the trend in this market, which negatively impacted both rental and occupancy rates. For the year ended December 31, 2009, the combined submarkets experienced negative net absorption of 2.7%. The Company’s weighted average occupancy in this region decreased from 92.0% in 2008 to 85.5% in 2009 due in part to two tenant defaults comprising 134,000 square feet. Realized rent per square foot decreased 7.0% from $14.31 per square foot in 2008 to $13.31 per square foot in 2009.

The Company owns approximately 1.2 million square feet in Southern Texas, specifically in the Austin and Houston markets. Market vacancy rates are 14.5% in the Austin market and 15.9% in the Houston market. The Company’s vacancy rate for these combined markets at December 31, 2009 was 10.4%. During the second half of 2008 and continuing through 2009, demand eased in these markets due to the slowdown in the oil and gas industry and the weakness of the nation’s economy. For the year ended December 31, 2009, the combined markets experienced negative net absorption of 1.6%. The Company’s weighted average occupancy in this region decreased from 94.6% in 2008 to 87.3% in 2009 due in part to a tenant default and two significant lease expirations during 2008, which comprised a total of 89,000 square feet. Despite the decrease in weighted average occupancy, realized rent per square foot increased 6.7% from $11.48 per square foot in 2008 to $12.25 per square foot in 2009 as rental rates increased modestly on in-place leases.

The Company owns approximately 1.7 million square feet in Northern Texas, primarily located in the Dallas Metroplex market. The market vacancy rate in Las Colinas, where significant concentrations of the Company’s properties are located, is 10.7%. The Company’s vacancy rate at December 31, 2009 in this market was 7.9%. In 2008 and 2009, this market began to show signs of softening in fundamentals as a result of the impact of the national recession. Although the market’s vacancy rate and net absorption were flat for the year ended December 31, 2009, the Company’s weighted average occupancy for the region decreased from 93.3% in 2008 to 91.1% in 2009. Although the Company experienced a decrease in weighted average occupancy, realized rent per square foot increased 0.1% from $10.76 per square foot in 2008 to $10.77 per square foot in 2009 as rental rates increased modestly on in-place leases partially offset by rental rate reductions on new and renewed leases.

The Company owns approximately 3.6 million square feet in South Florida, which consists of MICC business park located in the Airport West submarket of Miami-Dade County and two multi-tenant flex parks located in Palm Beach County. MICC is located less than one mile from the cargo entrance of the Miami International Airport, which is one of the most active ports in the United States. The effect of the economic recession on the import/export business has had a measurable negative impact on demand in Miami. Market vacancy rates for Miami-Dade County and Palm Beach County are 9.4% and 12.0%, respectively, compared with the Company’s South Florida vacancy rate of 4.3% at December 31, 2009. For the year ended December 31, 2009, the combined markets experienced negative net absorption of 2.4%. The Company’s weighted average occupancy in this region outperformed the market, decreasing from 96.4% in 2008 to 94.5% in 2009. Realized rent per square foot decreased 1.6% from $9.39 per square foot in 2008 to $9.24 per square foot in 2009.

The Company owns approximately 3.0 million square feet in the Northern Virginia submarket of Washington D.C., where the average market vacancy rate is 14.3%. The Company’s vacancy rate at December 31, 2009 was 5.3%. Vacancy rates in this market increased as tenants downsize their existing space due to the economic recession. The increase in sublease space and decrease in demand has lengthened the time of lease negotiations. For the year ended December 31, 2009, the market experienced negative net absorption of 0.1%. The Company’s weighted average occupancy decreased from 96.6% in 2008 to 93.6% in 2009. The decrease was primarily related to a 64,000 square foot tenant vacating its space during the third quarter of 2008 due to natural expiration. Despite the decrease in weighted average occupancy, the Company’s realized rent per square foot increased 2.6% from $20.30 per square foot in 2008 to $20.82 per square foot in 2009.

The Company owns approximately 1.8 million square feet in the Maryland submarket of Washington D.C. The Company’s vacancy rate in the region at December 31, 2009 was 6.3% compared to 15.0% for the market as a whole. For the year ended December 31, 2009, the market experienced negative net absorption of 1.0%, which is attributed to a decrease in demand for large blocks of space due to the economy. Despite weak fundamentals in this market, the Company’s weighted average occupancy increased from 91.8% in 2008 to 92.1% in 2009. Realized rent per square foot increased 2.7% from $23.37 per square foot in 2008 to $23.99 per square foot in 2009.

The Company owns approximately 1.3 million square feet in the Beaverton submarket of Portland, Oregon. The market vacancy rate in this region is 24.4%. The Company’s vacancy rate in the market was 18.5% at December 31, 2009. The economic recession has resulted in higher vacancy rates and increased rent concessions in the market. For the year ended December 31, 2009, the market experienced negative net absorption of 1.5%. The Company’s weighted average occupancy decreased from 84.0% in 2008 to 79.9% in 2009. The decrease was primarily related to a 120,000 square foot tenant vacating its space during the second quarter of 2008 and a 28,000 square foot tenant defaulting during the second quarter of 2009. Realized rent per square foot decreased 2.0% from $16.73 per square foot in 2008 to $16.40 per square foot in 2009.

The Company owns approximately 679,000 square feet in the Phoenix and Tempe submarkets of Arizona. Market vacancies increased significantly due in part to the number of housing-related tenants who have vacated space combined with companies contracting and reorganizing business operations in the hard hit market. These factors have created significantly more competition for tenants, resulting in higher lease concessions while limiting the Company’s ability to generate rental rate growth. The market vacancy rate is 16.1% compared to the Company’s vacancy rate of 17.4% at December 31, 2009. For the year ended December 31, 2009, the market experienced negative net absorption of 1.8%. Realized rent per square foot decreased 7.3% from $11.88 per square foot in 2008 to $11.01 per square foot in 2009. The Company’s weighted average occupancy in the region decreased from 86.9% in 2008 to 85.5% in 2009.

The Company owns approximately 521,000 square feet in the state of Washington which mostly consists of Overlake Business Center, a 493,000 square foot multi-tenant office and flex business park located in Redmond. The weakened aerospace manufacturing industry and global economic slowdown has resulted in a softened demand in this market. The market vacancy rate is 13.6%. For the year ended December 31, 2009, this market experienced negative net absorption of 3.2%. The Company’s vacancy rate in this region at December 31, 2009 was 14.7%. The Company’s weighted average occupancy decreased from 94.2% in 2008 to 88.2% in 2009. Despite the decrease in weighted average occupancy, realized rent per square foot increased 0.7% from $19.30 per square foot in 2008 to $19.43 per square foot in 2009 as rental rates increased modestly as a result of in-place leases.

Growth of the Company’s Operations and Acquisitions and Dispositions of Properties: The Company is focused on maximizing cash flow from its existing portfolio of properties by looking for opportunities to expand its presence in existing and new markets through strategic acquisitions. The Company will dispose of non-strategic assets that do not meet this criterion. The Company has historically maintained a low-leverage-level approach intended to provide the Company with the flexibility for future growth.

During May, 2009, the Company sold 3.4 acres of land held for development in Portland, Oregon, for a gross sales price of $2.7 million, resulting in a net gain of $1.5 million. The Company made no dispositions during the years ended December 31, 2008 and 2007.

Subsequent to the year ended December, 31, 2009, the Company completed the sale of a 131,000 square foot office building located in Houston, Texas. The sales price was $10.0 million, resulting in a net gain of $5.2 million.

As of December 31, 2009, the Company had commenced development on a parcel within its Miami International Commerce Center in Miami, Florida, which upon completion is expected to comprise 75,000 square feet of leasable small-bay industrial space. The construction is scheduled to be completed in the third quarter of 2010.

In 2007, the Company acquired 870,000 square feet for an aggregate cost of $140.6 million. The Company acquired Overlake Business Center, a 493,000 square foot multi-tenant office and flex business park located in Redmond, Washington, for $76.0 million; Commerce Campus, a 252,000 square foot multi-tenant office and flex business park located in Santa Clara, California, for $39.2 million; and Fair Oaks Corporate Center, a 125,000 square foot multi-tenant office park located in Fairfax, Virginia, for $25.4 million. The Company made no acquisitions during the years ended December 31, 2009 and 2008.

Scheduled Lease Expirations: In addition to the 1.6 million square feet, or 8.1%, of space available in our total portfolio (excluding those classified as properties held for disposition) as of December 31, 2009, leases representing approximately 23.1% of the leased square footage of our total portfolio are scheduled to expire in 2010. Our ability to re-lease available space depends upon the market conditions in the specific submarkets in which our properties are located.

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

Concentration of Portfolio by Region: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income (defined as “NOI” for purposes of the following table) are summarized below for the year ended December 31, 2009 by major geographic region. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them, as well as the investor, the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from NOI as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. The table below reflects rental income, operating expenses and NOI from continuing operations for the year ended December 31, 2009 based on geographical concentration. The total of all regions is equal to the amount of rental income and cost of operations recorded by the Company in accordance with GAAP. As part of the table below, we have reconciled total NOI to income from continuing operations, which we consider the most directly comparable financial measure calculated in accordance with GAAP. The percent of total by region reflects the actual contribution to rental income, cost of operations and NOI during the period (in thousands):

	Weighted
	Square	Percent of	Rental	Percent of	Cost of	Percent of		Percent of
Region	Footage	Total	Income	Total	Operations	Total	NOI	Total

Southern California	3,988	20.5%	$61,887	22.8%	$17,616	20.5%	$44,271	23.9%
Northern California	1,818	9.4%	20,695	7.6%	6,788	7.9%	13,907	7.5%
Southern Texas	1,030	5.3%	9,899	3.7%	4,124	4.8%	5,775	3.3%
Northern Texas	1,689	8.7%	16,576	6.1%	5,777	6.7%	10,799	5.8%
South Florida	3,596	18.5%	31,416	11.6%	10,067	11.7%	21,349	11.5%
Virginia	3,020	15.5%	58,840	21.7%	17,525	20.4%	41,315	22.3%
Maryland	1,770	9.1%	39,112	14.4%	12,113	14.1%	26,999	14.6%
Oregon	1,314	6.8%	17,210	6.4%	6,755	7.9%	10,455	5.6%
Arizona	679	3.5%	6,393	2.4%	2,735	3.2%	3,658	2.0%
Washington	521	2.7%	8,929	3.3%	2,412	2.8%	6,517	3.5%

Total NOI	19,425	100.0%	$270,957	100.0%	$85,912	100.0%	$185,045	100.0%

Reconciliation of NOI to income
from continuing operations

Total NOI							$185,045
Other income and expenses:
Facility management fees							698
Interest and other income							536
Interest expense							(3,552)
Depreciation and amortization							(84,504)
General and administrative							(6,202)

Income from continuing operations							$92,021

Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of December 31, 2009. The Company analyzes this concentration to minimize significant industry exposure risk. (1)

Percent of
Annualized
Industry	Rental Income

Business services	14.7%
Health services	11.4%
Computer hardware, software and related services	9.3%
Warehouse, distribution, transportation and logistics	8.7%
Government	8.5%
Engineering and construction	7.2%
Insurance and financial services	7.1%
Retail, food and automotive	6.9%
Communications	5.2%
Home furnishing	3.9%
Electronics	3.5%
Educational services	2.7%
Aerospace/defense products and services	2.5%
Other	8.4%

Total	100.0%

(1)	Excludes assets classified as properties held for disposition.

The information below depicts the Company’s top 10 customers by annualized rental income as of December 31, 2009 (1) (in thousands):

			Percent of
		Annualized	Annualized
Tenants	Square Footage	Rental Income (2)	Rental Income

U.S. Government	507	$12,663	4.6%
Kaiser Permanente	186	4,615	1.7%
Wells Fargo Bank	101	1,767	0.6%
AARP	102	1,739	0.6%
American Intercontinental University	75	1,450	0.6%
Welch Allyn Protocol, Inc.	91	1,420	0.5%
Verizon	72	1,382	0.5%
Montgomery County Public School	47	1,366	0.5%
Intel Corporation	94	1,307	0.5%
Symantec Corporation	73	1,243	0.5%

Total	1,348	$28,952	10.6%

(1)	Excludes assets classified as properties held for disposition.

(2)	For leases expiring prior to December 31, 2010, annualized rental income represents income to be received under existing leases from December 31, 2009 through the date of expiration.

Comparison of 2009 to 2008

Results of Operations: Net income for the year ended December 31, 2009 was $94.3 million compared to $85.3 million for the year ended December 31, 2008. Net income allocable to common shareholders for the year ended December 31, 2009 was $59.4 million compared to $23.2 million for the year ended December 31, 2008. Net income per common share on a diluted basis was $2.68 for the year ended December 31, 2009 compared to $1.12 for the year ended December 31, 2008 (based on weighted average diluted common shares outstanding of 22,128,000 and 20,618,000, respectively). The increase in net income allocable to common shareholders was primarily as a result of an increase in the net gain of $31.4 million on the repurchase of preferred equity, a reduction in depreciation expense of $14.8 million, a decrease in preferred equity distributions of $7.4 million and a $1.5 million gain on the sale of a parcel of land in Oregon. The increase was partially offset by an increase in net income allocable to noncontrolling interests — common units and a decrease in net operating income due to decreases in both occupancy and rental rates.

In order to evaluate the performance of the Company’s overall portfolio over two given years, management analyzes the operating performance of a consistent group of properties owned and operated throughout both years (herein referred to as “Same Park”). For 2009 and 2008, the Same Park facilities constitute 19.4 million rentable square feet, which includes all assets in continuing operations that the Company owned from January 1, 2008 through December 31, 2009, representing approximately 99.3% of the total square footage of the Company’s portfolio as of December 31, 2009. The balance of the square footage, or 131,000 square feet, represents an asset sold by the Company in January, 2010 that has been accounted for as discontinued operations. The table below excludes income from discontinued operations.

The following table presents the operating results of the properties for the years ended December 31, 2009 and 2008 in addition to other income and expense items affecting income from continuing operations. The Company reports Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot data):

	For The Years
	Ended December 31,
	2009	2008	Change

Rental income:
Same Park (1)	$270,957	$281,115	(3.6%)
Cost of operations:
Same Park	85,912	87,182	(1.5%)

Net operating income (2):
Same Park	185,045	193,933	(4.6%)

Other income and expenses:
Facility management fees	698	728	(4.1%)
Interest and other income	536	1,457	(63.2%)
Interest expense	(3,552)	(3,952)	(10.1%)
Depreciation and amortization	(84,504)	(99,317)	(14.9%)
General and administrative	(6,202)	(8,099)	(23.4%)

Income from continuing operations	$92,021	$84,750	8.6%

Same Park gross margin (3)	68.3%	69.0%	(1.0)%
Same Park weighted average for the period:
Occupancy	90.4%	93.4%	(3.2%)
Realized rent per square foot (4)	$15.43	$15.49	(0.4%)

(1)	See above for a definition of Same Park.

(2)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” above for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP.

(3)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income.

(4)	Same Park realized rent per square foot represents the Same Park rental income earned per occupied square foot.

Supplemental Property Data and Trends: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table) from continuing operations summarized for the years ended December 31, 2009 and 2008 by major geographic region below. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following table summarizes the Same Park operating results by major geographic region for the years ended December 31, 2009 and 2008. As part of the table below, we have reconciled total NOI to income from continuing operations (in thousands):

				Cost of	Cost of
	Rental Income	Rental Income		Operations	Operations		NOI	NOI
	December 31,	December 31,	Increase	December 31,	December 31,	Increase	December 31,	December 31,	Increase
Region	2009	2008	(Decrease)	2009	2008	(Decrease)	2009	2008	(Decrease)

Southern California	$61,887	$65,317	(5.3%)	$17,616	$17,866	(1.4%)	$44,271	$47,451	(6.7%)
Northern California	20,695	23,939	(13.6%)	6,788	6,862	(1.1%)	13,907	17,077	(18.6%)
Southern Texas	9,899	10,228	(3.2%)	4,124	4,235	(2.6%)	5,775	5,993	(3.6%)
Northern Texas	16,576	16,964	(2.3%)	5,777	6,011	(3.9%)	10,799	10,953	(1.4%)
South Florida	31,416	32,555	(3.5%)	10,067	10,316	(2.4%)	21,349	22,239	(4.0%)
Virginia	58,840	59,192	(0.6%)	17,525	17,250	1.6%	41,315	41,942	(1.5%)
Maryland	39,112	37,977	3.0%	12,113	11,992	1.0%	26,999	25,985	3.9%
Oregon	17,210	18,466	(6.8%)	6,755	7,019	(3.8%)	10,455	11,447	(8.7%)
Arizona	6,393	7,006	(8.7%)	2,735	3,013	(9.2%)	3,658	3,993	(8.4%)
Washington	8,929	9,471	(5.7%)	2,412	2,618	(7.9%)	6,517	6,853	(4.9%)

Total NOI	$270,957	$281,115	(3.6%)	$85,912	$87,182	(1.5%)	$185,045	$193,933	(4.6%)

Reconciliation of NOI to income
from continuing operations
Total NOI							$185,045	$193,933	(4.6%)
Other income and expenses:
Facility management fees							698	728	(4.1%)
Interest and other income							536	1,457	(63.2%)
Interest expense							(3,552)	(3,952)	(10.1%)
Depreciation and amortization							(84,504)	(99,317)	(14.9%)
General and administrative							(6,202)	(8,099)	(23.4%)

Income from continuing operations							$92,021	$84,750	8.6%

Rental Income: Rental income decreased $10.2 million for the year ended December 31, 2009 driven by a decrease in weighted average occupancy from 93.4% to 90.4% over the prior year and a decrease in rental rates.

Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the year ended December 31, 2009, $698,000 of revenue was recognized from facility management fees compared to $728,000 for the year ended December 31, 2008.

Cost of Operations: Cost of operations for the year ended December 31, 2009 was $85.9 million compared to $87.2 million for the year ended December 31, 2008, a decrease of $1.3 million, or 1.5%. The decrease in cost of operations was primarily due to a decrease in payroll costs of $902,000 and a decrease in repairs and maintenance costs of $871,000 partially offset by increases in utility costs and property taxes of $525,000 and $431,000, respectively. Utility costs increased due in part to the expiration of various contractual rate agreements and the increase in property taxes was a result of an increase in tax rates.

Depreciation and Amortization Expense: Depreciation and amortization expense was $84.5 million for the year ended December 31, 2009 compared to $99.3 million for the year ended December 31, 2008. The decrease was primarily due to a number of capital improvements that became fully depreciated combined with a decrease in capital expenditures and no acquisition activity for 2009 and 2008.

General and Administrative Expense: General and administrative expense was $6.2 million for the year ended December 31, 2009 compared to $8.1 million for the year ended December 31, 2008. The decrease of $1.9 million, or 23.4%, was primarily due to lower stock compensation expense resulting from the completion of a four year long-

term incentive plan for senior management in March, 2009 and a decrease in cash compensation expense due in part to personnel reductions.

Interest and Other Income: Interest and other income reflect earnings on cash balances in addition to miscellaneous income items. Interest income was $431,000 for the year ended December 31, 2009 compared to $1.4 million for the year ended December 31, 2008. The decrease was attributable to lower effective interest rates. The effective interest rate for the year ended December 31, 2009 was 0.4% compared to 2.7% for the year ended December 31, 2008.

Interest Expense: Interest expense was $3.6 million for the year ended December 31, 2009 compared to $4.0 million for the year ended December 31, 2008. The decrease was primarily attributable to the repayment of a mortgage note of $5.1 million during the first quarter of 2009.

Gain on Sale of Land: Included in income from discontinued operations is the gain on the sale of 3.4 acres of land held for development in Portland, Oregon, for a gross sales price of $2.7 million, resulting in a net gain of $1.5 million during May, 2009.

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $17.2 million ($2.6 million of loss allocated to preferred unit holders and $19.7 million of income allocated to common unit holders) for the year ended December 31, 2009 compared to $15.3 million of allocated income ($7.0 million allocated to preferred unit holders and $8.3 million allocated to common unit holders) for the year ended December 31, 2008. The increase in net income allocable to noncontrolling interests for the year ended December 31, 2009 over the prior year was primarily due to the net gain on the repurchase of preferred equity combined with a decrease in depreciation expense partially offset by a decrease in net operating income.

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

In order to evaluate the performance of the Company’s overall portfolio over two given years, management analyzes the operating performance of a consistent group of properties owned and operated throughout both years (herein referred to as “Same Park”). Operating properties that the Company acquired subsequent to January 1, 2007 are referred to as “Non-Same Park.” For 2008 and 2007, the Same Park facilities constitute 18.6 million rentable square feet, which includes all assets in continuing operations that the Company owned from January 1, 2007 through December 31, 2008, representing approximately 94.9% of the total square footage of the Company’s portfolio as of December 31, 2008.

The following table presents the operating results of the properties for the years ended December 31, 2008 and 2007 in addition to other income and expense items affecting income from continuing operations. The Company reports Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot data):

	For The Years Ended December 31,
	2008	2007	Change

Rental income:
Same Park (18.6 million rentable square feet) (1)	$265,860	$258,431	2.9%
Non-Same Park (870,000 rentable square feet) (2)	15,255	10,143	50.4%

Total rental income	281,115	268,574	4.7%

Cost of operations:
Same Park	82,461	79,664	3.5%
Non-Same Park	4,721	3,581	31.8%

Total cost of operations	87,182	83,245	4.7%

Net operating income 3):
Same Park	183,399	178,767	2.6%
Non-Same Park	10,534	6,562	60.5%

Total net operating income	193,933	185,329	4.6%

Other income and expenses:
Facility management fees	728	724	0.6%
Interest and other income	1,457	5,104	(71.5%)
Interest expense	(3,952)	(4,130)	(4.3%)
Depreciation and amortization	(99,317)	(97,998)	1.3%
General and administrative	(8,099)	(7,917)	2.3%

Income from continuing operations	$84,750	$81,112	4.5%

Same Park gross margin (4)	69.0%	69.2%	(0.3%)
Same Park weighted average for the period:
Occupancy	93.6%	93.7%	(0.1%)
Realized rent per square foot (5)	$15.31	$14.87	3.0%

(1)	See above for a definition of Same Park.

(2)	See above for a definition of Non-Same Park.

(3)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” above for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP.

(4)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income.

(5)	Same Park realized rent per square foot represents the Same Park rental income earned per occupied square foot.

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

The following table summarizes the Same Park operating results by major geographic region for the years ended December 31, 2008 and 2007. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2007, and the impact of such is included in Non-Same Park facilities in the table below. As part of the table below, we have reconciled total NOI to income from continuing operations (in thousands):

				Cost of	Cost of
	Rental Income	Rental Income		Operations	Operations		NOI	NOI
	December 31,	December 31,	Increase	December 31,	December 31,	Increase	December 31,	December 31,	Increase
Region	2008	2007	(Decrease)	2008	2007	(Decrease)	2008	2007	(Decrease)

Southern California	$65,317	$64,474	1.3%	$17,866	$17,483	2.2%	$47,451	$46,991	1.0%
Northern California	20,890	20,221	3.3%	5,728	5,673	1.0%	15,162	14,548	4.2%
Southern Texas	10,228	9,647	6.0%	4,235	4,038	4.9%	5,993	5,609	6.8%
Northern Texas	16,964	15,162	11.9%	6,011	5,764	4.3%	10,953	9,398	16.5%
South Florida	32,555	31,514	3.3%	10,316	10,060	2.5%	22,239	21,454	3.7%
Virginia	56,108	52,957	6.0%	16,169	15,226	6.2%	39,939	37,731	5.9%
Maryland	37,977	38,873	(2.3%)	11,992	11,746	2.1%	25,985	27,127	(4.2%)
Oregon	18,466	18,278	1.0%	7,019	6,659	5.4%	11,447	11,619	(1.5%)
Arizona	7,006	6,976	0.4%	3,013	2,904	3.8%	3,993	4,072	(1.9%)
Washington	349	329	6.1%	112	111	0.9%	237	218	8.7%

Total Same Park	265,860	258,431	2.9%	82,461	79,664	3.5%	183,399	178,767	2.6%
Non-Same Park	15,255	10,143	50.4%	4,721	3,581	31.8%	10,534	6,562	60.5%

Total NOI	$281,115	$268,574	4.7%	$87,182	$83,245	4.7%	$193,933	$185,329	4.6%

Reconciliation of NOI to income
from continuing operations
Total NOI							$193,933	$185,329	4.6%
Other income and expenses:
Facility management fees							728	724	0.6%
Interest and other income							1,457	5,104	(71.5%)
Interest expense							(3,952)	(4,130)	(4.3%)
Depreciation and amortization							(99,317)	(97,998)	1.3%
General and administrative							(8,099)	(7,917)	2.3%

Income from continuing operations							$84,750	$81,112	4.5%

Rental Income: Rental income increased $12.5 million for the year ended December 31, 2008 over the prior year. The increase in revenue was due to an increase in Non-Same Park revenue of 50.4%, or $5.1 million, primarily due to higher rental and occupancy rates. In addition, Same Park revenue increased by 2.9%, or $7.4 million, primarily due to higher rental rates.

Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the year ended December 31, 2008, $728,000 of revenue was recognized from facility management fees compared to $724,000 for the year ended December 31, 2007.

Cost of Operations: Cost of operations for the year ended December 31, 2008 was $87.2 million compared to $83.2 million for the year ended December 31, 2007, an increase of $3.9 million, or 4.7%. Assets acquired in 2007 accounted for $1.1 million, or 29.0%, of the increase. The increase in cost of operations was primarily due to an increase in property taxes of $2.6 million as a result of an increase in both rates and assessed values, higher utility costs of $1.0 million and higher payroll cost of $813,000 offset by a decrease in professional fees of $322,000 and a decrease in other expenses of $175,000 due to a decrease in personnel procurement costs, marketing materials and third party services.

Depreciation and Amortization Expense: Depreciation and amortization expense was $99.3 million for the year ended December 31, 2008 compared to $98.0 million for the year ended December 31, 2007. The increase is primarily due to the acquisition of 870,000 square feet during 2007, as well as depreciation expense on capital and tenant improvements made during 2008 and 2007.

General and Administrative Expense: General and administrative expense was $8.1 million for the year ended December 31, 2008 compared to $7.9 million for the year ended December 31, 2007. The increase of $182,000, or

2.3%, was primarily a result of higher stock compensation expense related to the long-term incentive plan for the senior management.

Interest and Other Income: Interest and other income reflect earnings on cash balances in addition to miscellaneous income items. Interest income was $1.4 million for the year ended December 31, 2008 compared to $4.9 million for the year ended December 31, 2007. The decrease is attributable to lower cash balances and lower effective interest rates. Average cash balances and effective interest rates for the year ended December 31, 2008 were $49.6 million and 2.7%, respectively, compared to $98.4 million and 5.0%, respectively, for the year ended December 31, 2007.

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

Liquidity and Capital Resources

Cash and cash equivalents increased $153.2 million from $55.0 million at December 31, 2008 to $208.2 million at December 31, 2009. The increase was primarily due to net proceeds received from a public offering of the Company’s common stock and the sale of common stock to PS combined with retained cash from operations partially offset by the repurchase of preferred equity.

Net cash provided by operating activities for the years ended December 31, 2009 and 2008 was $179.6 million and $189.3 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders in addition to providing additional cash for future growth and debt repayment.

Net cash used in investing activities was $27.0 million and $35.2 million for the years ended December 31, 2009 and 2008, respectively. The change of $8.2 million was primarily due to a decrease in recurring capital improvements of $5.7 million combined with proceeds received from land disposition of $2.6 million during 2009. No properties were acquired during the years ended December 31, 2009 and 2008.

Net cash provided by financing activities was $545,000 for the year ended December 31, 2009 compared to net cash used in financing activities of $134.2 million for the year ended December 31, 2008. The change of $134.7 million was primarily due to net proceeds received from a public offering of the Company’s common stock and the sale of common stock to PS of $171.2 million combined with a decrease in cash paid for common stock repurchases of $21.4 million and a decrease in preferred equity distributions of $7.4 million. This change was partially offset by an increase in cash paid for preferred equity repurchases of $57.1 million and the repayment of a mortgage note payable of $5.1 million combined with an increase in common stock distributions of $3.5 million as a result of the common stock issuance. The Company repurchased an aggregate $111.5 million of preferred equity for $68.0 million during the fourth quarter of 2008 and the first quarter of 2009 resulting in a reduction of quarterly preferred equity distributions of $2.0 million.

-.The Company’s preferred equity outstanding decreased to 29.9% of its market capitalization during the year ended December 31, 2009 due to the repurchase of preferred equity combined with the issuance of common stock during 2009. The Company’s capital structure is characterized by a low level of leverage. As of December 31, 2009, the Company had five fixed-rate mortgages totaling $52.9 million, which represented 2.3% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding mortgages and (3) the total number of common shares and common units outstanding at December 31, 2009 multiplied by the closing price of the stock on that date. The weighted average interest rate for the mortgages is approximately 5.8% per annum. The Company had approximately 7.3% of its properties, in terms of net book value, encumbered at December 31, 2009.

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

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank which expires on August 1, 2010. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.70% to LIBOR plus 1.50% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $300,000, which is being amortized over the life of the Credit Facility. The Company had no balance outstanding under the Credit Facility at December 31, 2009 and 2008.

The Company’s funding strategy has been to use permanent capital, including common and preferred stock, along with internally generated retained cash flows to meet its liquidity needs. In addition, the Company may sell properties that no longer meet its investment criteria. The Company may finance acquisitions on a temporary basis with borrowings from its Credit Facility. The Company targets a minimum ratio of funds from operations (“FFO”) to combined fixed charges and preferred distributions of 2.6 to 1.0. Fixed charges include interest expense and capitalized interest. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the year ended December 31, 2009, the FFO to fixed charges and preferred distributions coverage ratio was 3.4 to 1.0, excluding the $35.6 million net gain on the repurchase of preferred equity.

Non-GAAP Supplemental Disclosure Measure: Funds from Operations: Management believes that FFO is a useful supplemental measure of the Company’s operating performance. The Company computes FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income, computed in accordance with GAAP, before depreciation, amortization, gains or losses on asset dispositions, net income allocable to noncontrolling interests — common units, net income allocable to restricted stock unit holders and nonrecurring items. Management believes that FFO provides a useful measure of the Company’s operating performance and when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income.

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

FFO for the Company is computed as follows (in thousands):

	For The Years Ended December 31,
	2009	2008	2007	2006	2005

Net income allocable to common shareholders	$59,413	$23,179	$17,537	$16,513	$32,242
Gain on disposition of real estate	(1,488)	—	—	(2,328)	(18,109)
Depreciation and amortization (1)	85,094	99,848	98,521	86,243	77,420
Net income allocable to noncontrolling interests — common units	19,730	8,296	6,155	5,673	10,869
Net income allocable to restricted stock unit holders	325	235	192	134	186

Consolidated FFO allocable to common and dilutive shares	163,074	131,558	122,405	106,235	102,608
FFO allocated to noncontrolling interests — common units	(40,472)	(34,443)	(31,094)	(26,974)	(25,620)
FFO allocated to restricted stock unit holders	(726)	(730)	(598)	(486)	(444)

FFO allocated to common shares	$121,876	$96,385	$90,713	$78,775	$76,544

(1)	Includes depreciation from discontinued operations.

FFO allocable to common and dilutive shares for the year ended December 31, 2009 increased $31.5 million over the prior year. The increase was primarily due to an increase in the net gain of $31.4 million on the repurchase of preferred equity combined with a decrease in preferred equity distributions and a decrease in general and administrative expense partially offset by a decrease in net operating income.

Capital Expenditures: During the years ended December 31, 2009, 2008 and 2007, the Company incurred $28.3 million, $33.3 million and $37.4 million, respectively, in recurring capital expenditures, or $1.45, $1.70 and $1.93 per weighted average square foot, respectively. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. The following table depicts actual capital expenditures (in thousands):

	For The Years Ended December 31,
	2009	2008	2007

Recurring capital expenditures	$28,345	$33,262	$37,362
Property renovations and other capital expenditures	1,168	1,930	5,239

Total capital expenditures	$29,513	$35,192	$42,601

Stock Repurchase: The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the year ended December 31, 2008, the Company repurchased 370,042 shares of common stock at an aggregate cost of $18.3 million or an average cost per share of $49.52. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million or an average cost per share of $35.84. Under existing board authorizations, the Company can repurchase an additional 2.2 million shares. No shares of common stock were repurchased under this program during the year ended December 31, 2009.

Preferred Equity Repurchase: During March, 2009, the Company paid $50.2 million to repurchase 3,208,174 various depositary shares, each representing 1/1,000 of a share of Cumulative Redeemable Preferred Stock and

$12.3 million to repurchase 853,300 units of various series of Cumulative Redeemable Preferred Units for a weighted average purchase price of $15.40 per share/unit. The purchase price discount, equaling the liquidation value of $25.00 per depositary share/unit over the weighted average purchase price per share/unit of $15.40, is added to net income allocable to common shareholders, net of the original issue discount.

During December, 2008, the Company paid $5.5 million to repurchase 400,000 depositary shares, each representing 1/1,000 of a share of the 6.700% Cumulative Redeemable Preferred Stock, Series P, for an average cost of $13.70 per depositary share. The purchase price discount, equaling the liquidation value of $25.00 per depositary share over the weighted average purchase price of $13.70, is added to net income allocable to common shareholders, net of the original issue discount.

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

At December 31, 2009, PS owned 23.8% of the outstanding shares of the Company’s common stock and 23.0% of the outstanding common units of the Operating Partnership (100.0% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 41.3% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PS. Harvey Lenkin is a Director of both the Company and PS.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and affiliated entities for certain administrative services. These costs totaled $372,000 in 2009 and are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PS and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled $698,000 in 2009. In December, 2006, PS also began providing property management services for the mini storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contracts with PS totaled approximately $50,000 for the year ended December 31, 2009.

The PS Business Parks name and logo is owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six-months written notice.

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.

Contractual Obligations: The table below summarizes projected payments due under our contractual obligations as of December 31, 2009 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Mortgage notes payable (principal and interest)	$60,917	$4,353	$24,786	$31,778	$—

Total	$60,917	$4,353	$24,786	$31,778	$—

The Company is scheduled to pay cash dividends of $50.1 million per year on its preferred equity outstanding as of December 31, 2009. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting either of common stock or preferred equity. At December 31, 2009, the Company’s debt as a percentage of equity was 3.6%.

The Company’s market risk sensitive instruments include mortgage notes payable of $52.9 million at December 31, 2009. All of the Company’s mortgage notes payable bear interest at fixed rates. See Notes 2, 5 and 6 to consolidated financial statements for the terms, valuations and approximate principal maturities of the Company’s mortgage notes payable and the line of credit as of December 31, 2009. Based on borrowing rates currently available to the Company, combined with the amount of fixed rate debt outstanding, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company at December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Schedules in Item 15.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009, at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PS Business Parks, Inc.

We have audited PS Business Parks, Inc. internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PS Business Parks, Inc. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PS Business Parks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
February 26, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement to be filed in connection with the annual shareholders’ meeting to be held in 2010 (the “Proxy Statement”) under the caption “Election of Directors.”

The following is a biographical summary of the executive officers of the Company:

Joseph D. Russell, Jr., age 50, has been President since September, 2002 and was named Chief Executive Officer and elected as a Director in August, 2003. Mr. Russell joined Spieker Partners in 1990 and became an officer of Spieker Properties when it went public as a REIT in 1993. Prior to its merger with Equity Office Properties (“EOP”) in 2001, Mr. Russell was President of Spieker Properties’ Silicon Valley Region from 1999 to 2001. Mr. Russell earned a Bachelor of Science degree from the University of Southern California and a Masters of Business Administration from the Harvard Business School. Prior to entering the commercial real estate business, Mr. Russell spent approximately six years with IBM in various marketing positions. Mr. Russell has been a member and past President of the National Association of Industrial and Office Parks, Silicon Valley Chapter. Mr. Russell is also a member of the Board of Governors of NAREIT.

John W. Petersen, age 46, has been Executive Vice President and Chief Operating Officer since he joined the Company in December, 2004. Prior to joining the Company, Mr. Petersen was Senior Vice President, San Jose Region, for Equity Office Properties from July, 2001 to December, 2004, responsible for 11.3 million square feet of multi-tenant office, industrial and R&D space in Silicon Valley. Prior to EOP, Mr. Petersen was Senior Vice President with Spieker Properties, from 1995 to 2001 overseeing the growth of that company’s portfolio in San Jose, through acquisition and development of nearly three million square feet. Mr. Petersen is a graduate of The Colorado College in Colorado Springs, Colorado, and was recently the President of National Association of Industrial and Office Parks, Silicon Valley Chapter.

Edward A. Stokx, age 44, a certified public accountant, has been Chief Financial Officer and Secretary of the Company since December, 2003 and Executive Vice President since March, 2004. Mr. Stokx has overall responsibility for the Company’s finance and accounting functions. In addition, he has responsibility for executing the Company’s financial initiatives. Mr. Stokx joined Center Trust, a developer, owner, and operator of retail shopping centers in 1997. Prior to his promotion to Chief Financial Officer and Secretary in 2001 he served as Senior Vice President, Finance and Controller. After Center Trust’s merger in January, 2003 with another public REIT, Mr. Stokx provided consulting services to various entities. Prior to joining Center Trust, Mr. Stokx was with Deloitte and Touche from 1989 to 1997, with a focus on real estate clients. Mr. Stokx earned a Bachelor of Science degree in Accounting from Loyola Marymount University.

Maria R. Hawthorne, age 50, was promoted to Senior Vice President of the Company in March, 2004, with responsibility for property operations on the East Coast, which include Virginia, Maryland and South Florida. Ms. Hawthorne has been with the Company and its predecessors for 21 years. From June, 2001 through March, 2004, Ms. Hawthorne was Vice President of the Company, responsible for property operations in Virginia. From July, 1994 to June, 2001, Ms. Hawthorne was a Regional Manager of the Company in Virginia. From August, 1988 to July, 1994, Ms. Hawthorne was a General Manager, Leasing Director and Property Manager for American Office Park Properties. Ms. Hawthorne earned a Bachelor of Arts Degree in International Relations from Pomona College.

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

The following table sets forth information as of December 31, 2009 on the Company’s equity compensation plans:

	(a)		(b)		(c)
	Number of Securities		Weighted		Number of Securities
	to be Issued Upon		Average		Remaining Available for
	Exercise of		Exercise Price of		Future Issuance under
	Outstanding		Outstanding		Equity Compensation
	Options,		Options,		Plans (Excluding
	Warrants, and		Warrants, and		Securities Reflected in
Plan Category	Rights		Rights		Column (a))

Equity compensation plans approved by security holders	661,843		$41.99		1,172,602
Equity compensation plans not approved by security holders	—		$—		—

Total	661,843	*	$41.99	*	1,172,602	*

*	Amounts include restricted stock units

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Corporate Governance” and “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Ratification of Independent Registered Public Accountants.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
PS Business Parks, Inc.

We have audited the accompanying consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Business Parks, Inc. at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PS Business Parks, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
February 26, 2010

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except
	share data)

ASSETS
Cash and cash equivalents	$208,229	$55,015
Real estate facilities, at cost:
Land	493,709	493,709
Buildings and equipment	1,528,044	1,510,012

	2,021,753	2,003,721
Accumulated depreciation	(707,209)	(633,971)

	1,314,544	1,369,750
Properties held for disposition, net	4,260	4,635
Land held for development	6,829	7,869

	1,325,633	1,382,254
Rent receivable	2,504	2,055
Deferred rent receivable	21,596	21,633
Other assets	6,860	8,366

Total assets	$1,564,822	$1,469,323

LIABILITIES AND EQUITY
Accrued and other liabilities	$46,298	$46,428
Mortgage notes payable	52,887	59,308

Total liabilities	99,185	105,736
Commitments and contingencies
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 25,042 and 28,250 shares issued and outstanding at December 31, 2009 and 2008, respectively	626,046	706,250
Common stock, $0.01 par value, 100,000,000 shares authorized, 24,399,509 and 20,459,916 shares issued and outstanding at December 31, 2009 and 2008, respectively	243	204
Paid-in capital	548,393	363,587
Cumulative net income	699,291	622,113
Cumulative distributions	(658,294)	(571,340)

Total PS Business Parks, Inc.’s shareholders’ equity	1,215,679	1,120,814
Noncontrolling interests:
Preferred units	73,418	94,750
Common units	176,540	148,023

Total noncontrolling interests	249,958	242,773

Total equity	1,465,637	1,363,587

Total liabilities and equity	$1,564,822	$1,469,323

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenues:
Rental income	$270,957	$281,115	$268,574
Facility management fees	698	728	724

Total operating revenues	271,655	281,843	269,298
Expenses:
Cost of operations	85,912	87,182	83,245
Depreciation and amortization	84,504	99,317	97,998
General and administrative	6,202	8,099	7,917

Total operating expenses	176,618	194,598	189,160
Other income and expenses:
Interest and other income	536	1,457	5,104
Interest expense	(3,552)	(3,952)	(4,130)

Total other income and expenses	(3,016)	(2,495)	974

Income from continuing operations	92,021	84,750	81,112

Discontinued operations:
Income from discontinued operations	830	597	563
Gain on sale of land	1,488	—	—

Total discontinued operations	2,318	597	563

Net income	$94,339	$85,347	$81,675

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$19,730	$8,296	$6,155
Noncontrolling interests — preferred units	(2,569)	7,007	6,854

Total net income allocable to noncontrolling interests	17,161	15,303	13,009
Net income allocable to PS Business Parks, Inc.:
Common shareholders	59,413	23,179	17,537
Preferred shareholders	17,440	46,630	50,937
Restricted stock unit holders	325	235	192

Total net income allocable to PS Business Parks, Inc.	77,178	70,044	68,666

	$94,339	$85,347	$81,675

Net income per common share — basic:
Continuing operations	$2.62	$1.11	$0.80
Discontinued operations	$0.08	$0.02	$0.02
Net income	$2.70	$1.13	$0.82
Net income per common share — diluted:
Continuing operations	$2.61	$1.10	$0.79
Discontinued operations	$0.08	$0.02	$0.02
Net income	$2.68	$1.12	$0.81
Weighted average common shares outstanding:
Basic	21,998	20,443	21,313

Diluted	22,128	20,618	21,573

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

								Total PS
								Business Parks, Inc.’s
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity	Interests	Equity
	(In thousands, except share data)

Balances at December 31, 2006	22,900	$572,500	21,311,005	$213	$398,048	$483,403	$(398,961)	$1,055,203	$248,219	$1,303,422
Issuance of preferred stock, net of issuance costs	5,750	143,750	—	—	(4,183)	—	—	139,567	—	139,567
Issuance of preferred units, net of issuance costs	—	—	—	—	—	—	—	—	11,665	11,665
Repurchase of common stock	—	—	(601,042)	(6)	(31,847)	—	—	(31,853)	—	(31,853)
Exercise of stock options	—	—	43,384	—	1,468	—	—	1,468	—	1,468
Stock compensation, net	—	—	23,872	—	2,811	—	—	2,811	—	2,811
Shelf registration	—	—	—	—	(88)	—	—	(88)	—	(88)
Net income	—	—	—	—	—	68,666	—	68,666	13,009	81,675
Distributions:
Preferred stock	—	—	—	—	—	—	(50,937)	(50,937)	—	(50,937)
Common stock	—	—	—	—	—	—	(34,315)	(34,315)	—	(34,315)
Noncontrolling interests	—	—	—	—	—	—	—	—	(18,615)	(18,615)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	5,058	—	—	5,058	(5,058)	—

Balances at December 31, 2007	28,650	716,250	20,777,219	207	371,267	552,069	(484,213)	1,155,580	249,220	1,404,800
Repurchase of preferred stock, net of issuance costs	(400)	(10,000)	—	—	4,810	—	(291)	(5,481)	—	(5,481)
Repurchase of common stock	—	—	(370,042)	(3)	(18,321)	—	—	(18,324)	—	(18,324)
Exercise of stock options	—	—	30,234	—	792	—	—	792	—	792
Stock compensation, net	—	—	22,505	—	3,152	—	—	3,152	—	3,152
Net income	—	—	—	—	—	70,044	—	70,044	15,303	85,347
Distributions:
Preferred stock	—	—	—	—	—	—	(50,858)	(50,858)	—	(50,858)
Common stock	—	—	—	—	—	—	(35,978)	(35,978)	—	(35,978)
Noncontrolling interests	—	—	—	—	—	—	—	—	(19,863)	(19,863)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	1,887	—	—	1,887	(1,887)	—

Balances at December 31, 2008	28,250	706,250	20,459,916	204	363,587	622,113	(571,340)	1,120,814	242,773	1,363,587
Issuance of common stock, net of issuance costs	—	—	3,833,333	38	171,194	—	—	171,232	—	171,232
Repurchase of preferred stock, net of issuance costs	(3,208)	(80,204)	—	—	32,788	—	(2,783)	(50,199)	—	(50,199)
Repurchase of preferred units, net of issuance costs	—	—	—	—	9,577	—	—	9,577	(21,912)	(12,335)
Repurchase of common stock	—	—	—	—	(230)	—	—	(230)	—	(230)
Exercise of stock options	—	—	35,100	—	1,177	—	—	1,177	—	1,177
Stock compensation, net	—	—	71,160	1	1,015	—	—	1,016	—	1,016
Shelf registration	—	—	—	—	(75)	—	—	(75)	—	(75)
Net income	—	—	—	—	—	77,178	—	77,178	17,161	94,339
Distributions:
Preferred stock	—	—	—	—	—	—	(44,662)	(44,662)	—	(44,662)
Common stock	—	—	—	—	—	—	(39,509)	(39,509)	—	(39,509)
Noncontrolling interests	—	—	—	—	—	—	—	—	(18,704)	(18,704)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	(30,640)	—	—	(30,640)	30,640	—

Balances at December 31, 2009	25,042	$626,046	24,399,509	$243	$548,393	$699,291	$(658,294)	$1,215,679	$249,958	$1,465,637

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$94,339	$85,347	$81,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	85,094	99,848	98,521
In-place lease adjustment	(252)	(194)	(102)
Lease incentives net of tenant improvement reimbursements	(326)	(379)	(33)
Amortization of mortgage premium	(271)	(260)	(247)
Gain on disposition of properties	(1,488)	—	—
Stock compensation	2,900	4,061	3,724
Decrease (increase) in receivables and other assets	262	1,759	(1,015)
Increase (decrease) in accrued and other liabilities	(633)	(845)	1,571

Total adjustments	85,286	103,990	102,419

Net cash provided by operating activities	179,625	189,337	184,094

Cash flows from investing activities:
Capital improvements to real estate facilities	(29,513)	(35,192)	(42,601)
Acquisition of real estate facilities	—	—	(138,936)
Insurance proceeds from casualty loss	—	—	1,349
Proceeds from disposition of real estate	2,557	—	—

Net cash used in investing activities	(26,956)	(35,192)	(180,188)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(1,022)	(1,157)	(1,126)
Repayment of mortgage note payable	(5,128)	—	(4,950)
Net proceeds from the issuance of preferred stock	—	—	139,567
Net proceeds from the issuance of preferred units	—	—	11,665
Net proceeds from the issuance of common stock	171,232	—	—
Exercise of stock options	1,177	792	1,468
Shelf registration costs	(75)	—	(88)
Repurchase of preferred units	(12,335)	—	—
Repurchase of common stock	(230)	(21,626)	(28,551)
Repurchase of preferred stock	(50,199)	(5,481)	—
Redemption of preferred stock	—	—	(50,000)
Distributions paid to common shareholders	(39,509)	(35,978)	(34,315)
Distributions paid to preferred shareholders	(44,662)	(50,858)	(50,937)
Distributions paid to noncontrolling interests — common units	(12,856)	(12,856)	(11,761)
Distributions paid to noncontrolling interests — preferred units	(5,848)	(7,007)	(6,854)

Net cash provided by (used in) financing activities	545	(134,171)	(35,882)

Net increase (decrease) in cash and cash equivalents	153,214	19,974	(31,976)
Cash and cash equivalents at the beginning of the period	55,015	35,041	67,017

Cash and cash equivalents at the end of the period	$208,229	$55,015	$35,041

Supplemental disclosures:
Interest paid	$3,523	$4,050	$4,145

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2009	2008	2007
	(In thousands)

Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests — common units	$30,640	$(1,887)	$(5,393)
Paid-in capital	$(30,640)	$1,887	$5,393
Gain on repurchase of preferred equity:
Preferred stock	$(30,005)	$(4,519)	$—
Preferred units	$(8,997)	$—	$—
Paid-in capital	$39,002	$4,519	$—
Effect of redemption/repurchase of preferred equity:
Cumulative distributions	$(2,783)	$(291)	$—
Noncontrolling interest — common units	$(580)	$—	$—
Paid-in capital	$3,363	$291	$—
Accrued stock repurchase:
Paid-in capital	$—	$—	$(3,302)
Accrued and other liabilities	$—	$—	$3,302

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

1. Organization and description of business

Organization

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of December 31, 2009, PSB owned 77.0% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units were owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”

Description of business

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties, primarily multi-tenant flex, office and industrial space. As of December 31, 2009, the Company owned and operated approximately 19.6 million rentable square feet of commercial space located in eight states. The Company also manages approximately 1.4 million rentable square feet on behalf of PS and its affiliated entities.

References to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2. Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of PSB and the Operating Partnership. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements

Effective July 1, 2009, the Financial Accounting Standards Board Accounting Standards Codification (the “FASB Codification”) became the single source of authoritative generally accepted accounting principles in the United States of America (“GAAP”). The FASB Codification reorganized the previous GAAP pronouncements into accounting topics, which are displayed using a single numerical structure. Certain Securities and Exchange Commission (“SEC”) guidance is also included in the FASB Codification and follows a similar topical structure in separate SEC sections. Any technical references contained in the accompanying consolidated financial statements have been updated to correspond to the new FASB Codification references.

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

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 and $300,000 at December 31, 2009 and 2008, respectively.

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

Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and receivables. Cash and cash equivalents, which consist primarily of money market investments, including commercial paper, are only invested in entities with an investment grade rating. Receivables are comprised of balances due from a large number of customers. Balances that the Company expects to become uncollectible are reserved for or written off.

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

Properties held for disposition

An asset is classified as an asset held for disposition when it meets these requirements, which include, among other criteria, the approval of the sale of the asset, the marketing of the asset for sale and the expectation of the Company that the sale will likely occur within the next 12 months. Upon classification of an asset as held for disposition, the net book value of the asset is included on the balance sheet as properties held for disposition, depreciation of the asset is ceased and the operating results of the asset are included in discontinued operations for all periods presented.

Intangible assets/liabilities

Intangible assets and liabilities include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values (included in other assets and accrued liabilities in the accompanying consolidated balance sheets) are amortized, net, to rental income over the remaining non-cancelable terms of the respective leases. The Company recorded net amortization of $252,000, $194,000 and $102,000 of intangible assets and liabilities resulting from the above-market and below-market lease values during the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, the value of in-place leases resulted in a net intangible asset of $94,000, net of $1.1 million of accumulated amortization, and a net intangible liability of $247,000, net of $1.1 million of accumulated amortization. As of December 31, 2008, the value of in-place leases resulted in a net intangible asset of $181,000, net of $1.0 million of accumulated amortization, and a net intangible liability of $585,000, net of $772,000 of accumulated amortization.

Evaluation of asset impairment

The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At December 31, 2009, the Company did not consider any assets to be impaired.

Asset impairment due to casualty loss

It is the Company’s policy to record as a casualty loss or gain, in the period the casualty occurs, the differential between (a) the book value of assets destroyed and (b) any insurance proceeds that the Company expects to receive in accordance with its insurance contracts. Potential proceeds from insurance that are subject to any uncertainties, such as interpretation of deductible provisions of the governing agreements, the estimation of costs of restoration, or other such items, are treated as contingent proceeds and not recorded until the uncertainties are satisfied.

For the years ended December 31, 2009, 2008 and 2007 no material casualty losses were recorded.

Stock compensation

All share-based payments to employees, including grants of employee stock options, are recognized as stock compensation in the Company’s income statement based on their fair values. See Note 10.

Revenue and expense recognition

The Company must meet four basic criteria before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed or determinable; and collectability is reasonably assured. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Straight-line rent is recognized for all tenants with contractual fixed increases in rent that are not included on the Company’s credit watch list. Deferred rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as rental income in the period the applicable costs are incurred. Property management fees are recognized in the period earned.

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

Income taxes

The Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2009, 2008 and 2007 and intends to continue to meet such requirements. Accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.

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

Net income allocation

Net income was allocated as follows for the years ended December 31, (in thousands):

	2009	2008	2007

Net income allocable to noncontrolling interests:
Noncontrolling interests — common units:
Continuing operations	$19,155	$8,139	$6,012
Discontinued operations	575	157	143

Total net income allocable to noncontrolling interests — common units	19,730	8,296	6,155

Noncontrolling interests — preferred units:
Distributions to preferred units holders	5,848	7,007	6,854
Gain on repurchase of preferred units, net of issuance costs	(8,417)	—	—

Total net income allocable to noncontrolling interests — preferred units	(2,569)	7,007	6,854

Total net income allocable to noncontrolling interests	17,161	15,303	13,009

Net income allocable to PS Business Parks, Inc.:
Common shareholders:
Continuing operations	57,680	22,742	17,120
Discontinued operations	1,733	437	417

Total net income allocable to common shareholders	59,413	23,179	17,537
Preferred shareholders:
Distributions to preferred shareholders	44,662	50,858	50,937
Gain on repurchase of preferred stock, net of issuance costs	(27,222)	(4,228)	—

Total net income allocable to preferred shareholders	17,440	46,630	50,937

Restricted stock unit holders:
Continuing operations	315	232	189
Discontinued operations	10	3	3

Total net income allocable to restricted stock unit holders	325	235	192

Total net income allocable to PS Business Parks, Inc.	77,178	70,044	68,666

	$94,339	$85,347	$81,675

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

	2009	2008	2007

Net income allocable to common shareholders	$59,413	$23,179	$17,537

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	21,998	20,443	21,313
Net effect of dilutive stock compensation — based on treasury stock method using average market price	130	175	260

Diluted weighted average common shares outstanding	22,128	20,618	21,573

Net income per common share — Basic	$2.70	$1.13	$0.82

Net income per common share — Diluted	$2.68	$1.12	$0.81

Options to purchase approximately 126,000, 76,000 and 32,000 shares for the years ended December 31 2009, 2008 and 2007, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.

Segment reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2008 and 2007 in order to conform to 2009 presentation.

3. Real estate facilities

The activity in real estate facilities for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Equipment	Depreciation	Total

Balances at December 31, 2006	$438,637	$1,346,641	$(438,414)	$1,346,864
Acquisition of real estate	53,930	88,006	—	141,936
Capital improvements, net	—	42,601	—	42,601
Depreciation expense	—	—	(98,521)	(98,521)
Transfer from land held for development	1,142	—	—	1,142
Transfer to properties held for dispositions	—	(485)	523	38

Balances at December 31, 2007	493,709	1,476,763	(536,412)	1,434,060
Capital improvements, net	—	35,192	—	35,192
Disposals	—	(1,757)	1,757	—
Depreciation expense	—	—	(99,848)	(99,848)
Transfer to properties held for dispositions	—	(185)	531	346

Balances at December 31, 2008	493,709	1,510,013	(633,972)	1,369,750
Capital improvements, net	—	29,513	—	29,513
Disposals	—	(11,267)	11,267	—
Depreciation expense	—	—	(85,094)	(85,094)
Transfer to properties held for dispositions	—	(215)	590	375

Balances at December 31, 2009	$493,709	$1,528,044	$(707,209)	$1,314,544

The unaudited basis of real estate facilities for federal income tax purposes was approximately $1.2 billion at December 31, 2009. The Company had approximately 7.3% of its properties, in terms of net book value, encumbered by mortgage debt at December 31, 2009.

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

The following table summarizes the assets acquired and liabilities assumed during the year ended December 31, (in thousands):

2007

Land	$53,930
Buildings	88,006
In-place leases	(1,357)

Total purchase price	140,579
Mortgages assumed	—
Net operating assets and liabilities acquired	(1,643)

Total cash paid	$138,936

The Company did not acquire any assets or assume any liabilities during the years ended December 31, 2009 and 2008.

The purchase price of acquired properties is allocated to land, buildings and equipment and identified tangible and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized lease commissions, value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values. In addition, beginning January 1, 2009, acquisition-related costs are recognized separately and expensed as incurred.

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

As of December 31, 2009, the Company had commenced development on a parcel within its Miami International Commerce Center in Miami, Florida, which upon completion is expected to comprise 75,000 square feet of leasable small-bay industrial space. As of December 31, 2009, $1.2 million of the estimated $5.6 million has been expended for the development.

The following summarizes the condensed results of operations of the properties held for disposition at December 31, (in thousands):

	For The Years Ended December 31,
	2009	2008	2007

Rental income	$2,515	$2,388	$2,201
Cost of operations	(1,095)	(1,260)	(1,115)
Depreciation	(590)	(531)	(523)

Income from discontinued operations	$830	$597	$563

In addition to minimum rental payments, tenants reimburse the Company for their pro rata share of specified operating expenses, which amounted to $281,000, $306,000, and $242,000, for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts are included as rental income in the table presented above for those assets classified as held for disposition.

Subsequent to year ended December, 31, 2009, the Company completed the sale of a 131,000 square foot office building located in Houston, Texas. The sales price was $10.0 million, resulting in a net gain of $5.2 million, which will be recorded in the first quarter of 2010.

4.	Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues excluding recovery of operating expenses as of December 31, 2009 under these leases are as follows (in thousands):

2010	$191,914
2011	147,029
2012	99,719
2013	61,303
2014	38,396
Thereafter	52,461

Total	$590,822

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $55.2 million, $54.4 million and $45.5 million, for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for approximately 5.0% of total leased square footage are subject to termination options which include leases accounting for approximately 1.7% of total leased square footage having termination options exercisable through December 31, 2010 (unaudited). In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

5.	Bank loans

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank which expires on August 1, 2010. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.70% to LIBOR plus 1.50% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $300,000, which is being amortized over the life of the Credit Facility. The Company had no balance outstanding on its Credit Facility at December 31, 2009 and 2008.

The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined therein) of less than 0.45 to 1.00, (ii) maintain a fixed charge coverage ratio (as defined therein) of not less than 1.75 to 1.00, (iii) maintain a minimum tangible net worth (as defined) and (iv) limit distributions to 95% of funds from operations (as defined therein) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company’s unsecured recourse debt; the Company did not have any unsecured recourse debt at December 31, 2009) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 2009.

6.	Mortgage notes payable

Mortgage notes consist of the following (in thousands):

	December 31,	December 31,
	2009	2008

5.73% mortgage note, secured by one commercial property with a net book value of $29.1 million, principal and interest payable monthly, due March, 2013	$14,006	$14,247
6.15% mortgage note, secured by one commercial property with a net book value of $28.5 million, principal and interest payable monthly, due November, 2031(1)	16,446	16,912
5.52% mortgage note, secured by one commercial property with a net book value of $15.5 million, principal and interest payable monthly, due May, 2013	9,819	10,053
5.68% mortgage note, secured by one commercial property with a net book value of $17.4 million, principal and interest payable monthly, due May, 2013	9,836	10,065
5.61% mortgage note, secured by one commercial property with a net book value of $5.7 million, principal and interest payable monthly, due January, 2011(2)	2,780	2,887
7.29% mortgage note, repaid February, 2009	—	5,144

Total	$52,887	$59,308

(1)	The mortgage note has a stated principal balance of $16.0 million and a stated interest rate of 7.20%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 6.15%. The unamortized premiums were $427,000 and $635,000 as of December 31, 2009 and 2008, respectively. This mortgage is repayable without penalty beginning November, 2011.

(2)	The mortgage note has a stated principal balance of $2.7 million and a stated interest rate of 7.61%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 5.61%. The unamortized premiums were $73,000 and $136,000 as of December 31, 2009 and 2008, respectively.

At December 31, 2009, mortgage notes payable had a weighted average interest rate of 5.8% and a weighted average maturity of 9.1 years with principal payments as follows (in thousands):

2010	$1,376
2011	3,984
2012	1,174
2013	31,573
2014	371
Thereafter	14,409

Total	$52,887

7.	Noncontrolling interests

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

At December 31, 2009, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. On a fully converted basis, assuming all 7,305,355 noncontrolling interests — common units were converted into shares of common stock of PSB at December 31, 2009, the noncontrolling interest — common units would convert into approximately 23.0% of the common shares outstanding. Combined with PS’s common stock ownership, on a fully converted basis, PS has a combined ownership of approximately 41.3% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the noncontrolling interest based upon the ownership interest, and an adjustment is made to the noncontrolling interest, with a corresponding adjustment to paid-in capital, to reflect the noncontrolling interests’ equity interest in the Company.

Preferred partnership units

Through the Operating Partnership, the Company had the following preferred units outstanding as of December 31, 2009 and 2008:

				December 31, 2009		December 31, 2008
		Earliest Potential	Dividend	Units	Amount	Units	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(In thousands)	Outstanding	(In thousands)

Series G	October, 2002	October, 2007	7.950%	800,000	$20,000	800,000	$20,000
Series J	May & June, 2004	May, 2009	7.500%	1,710,000	42,750	1,710,000	42,750
Series N	December, 2005	December, 2010	7.125%	223,300	5,583	800,000	20,000
Series Q	March, 2007	March, 2012	6.550%	203,400	5,085	480,000	12,000

Total				2,936,700	$73,418	3,790,000	$94,750

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

The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of December 31, 2009 and 2008, the Company had $2.1 million and $2.7 million of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.

8.	Related party transactions

Concurrent with the public offering, as discussed in Note 9, the Company sold 383,333 shares of common stock to PS for net proceeds of $17.8 million.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and its affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $372,000, $390,000 and $303,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Operating Partnership manages industrial, office and retail facilities for PS and its affiliated entities. These facilities, all located in the United States, operate under the “Public Storage” or “PS Business Parks” names. The PS Business Parks name and logo is owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six-months written notice.

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

The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under these contracts were $698,000, $728,000 and $724,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Either the Company or PS can cancel the property management contract upon 60 days notice. Management fee expenses under the contract were approximately $50,000, $45,000 and $47,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company had amounts due from PS of $396,000 and $763,000 at December 31, 2009 and 2008, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

9.	Shareholders’ equity

Preferred stock

As of December 31, 2009 and December 31, 2008, the Company had the following series of preferred stock outstanding:

				December 31, 2009		December 31, 2008
		Earliest Potential	Dividend	Shares	Amount	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(In thousands)	Outstanding	(In thousands)

Series H	January & October, 2004	January, 2009	7.000%	6,340,776	$158,520	8,200,000	$205,000
Series I	April, 2004	April, 2009	6.875%	2,745,050	68,626	3,000,000	75,000
Series K	June, 2004	June, 2009	7.950%	2,165,000	54,125	2,300,000	57,500
Series L	August, 2004	August, 2009	7.600%	1,935,000	48,375	2,300,000	57,500
Series M	May, 2005	May, 2010	7.200%	3,182,000	79,550	3,300,000	82,500
Series O	June & August, 2006	June, 2011	7.375%	3,384,000	84,600	3,800,000	95,000
Series P	January, 2007	January, 2012	6.700%	5,290,000	132,250	5,350,000	133,750

Total				25,041,826	$626,046	28,250,000	$706,250

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

On December 1, 2008, the Company paid $5.5 million to repurchase 400,000 depositary shares, each representing 1/1,000 of a share of the 6.700% Cumulative Preferred Stock, Series P, for a cost of $13.70 per depositary share. The purchase price discount, equaling the liquidation value of $25.00 per depositary share over the weighted average purchase price per depositary share of $13.70, is added to net income allocable to common shareholders, net of the original issue discount.

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

The Company paid $44.7 million, $50.9 million and $50.9 million in distributions to its preferred shareholders for the years ended December 31, 2009, 2008 and 2007, respectively.

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At December 31, 2009, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. As of December 31, 2009 and 2008, the Company had $20.7 million and $23.4 million, respectively, of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock

On August 14, 2009, the Company closed the sale of 3,450,000 shares of common stock in a public offering and concurrently sold 383,333 shares of common stock to PS. The aggregate net proceeds were $171.2 million.

The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the year ended December 31, 2008, the Company repurchased 370,042 shares of common stock at an aggregate cost of $18.3 million or an average cost per share of $49.52. During the year ended December 31, 2007, the Company repurchased 601,042 shares of common stock at an aggregate cost of $31.9 million or an average cost per share of $53.00. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million or an average cost per share of $35.84. Under existing board authorizations, the Company can repurchase an additional 2.2 million shares. No shares of common stock were repurchased under this program during the year ended December 31, 2009.

The Company paid $39.5 million ($1.76 per common share), $36.0 million ($1.76 per common share) and $34.3 million ($1.61 per common share) in distributions to its common shareholders for the years ended December 31, 2009, 2008 and 2007, respectively. The portion of the distributions classified as ordinary income was 100.0%, 100.0% and 97.8% for the years ended December 31, 2009, 2008 and 2007, respectively. The portion of the distributions classified as long-term capital gain income was 2.2% for the year ended December 31, 2007. No portion of the distributions was classified as long-term capital gain income for the years ended December 31, 2009 and 2008. Percentages in the three preceding sentences are unaudited.

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

The weighted average grant date fair value of options granted in the years ended December 31, 2009, 2008 and 2007 were $4.14 per share, $8.50 per share and $12.11 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the years ended December 31, 2009, 2008 and 2007, respectively; a dividend yield of 4.4%, 3.1% and 2.6%; expected volatility of 19.4%, 19.1% and 18.2%; expected life of five years; and risk-free interest rates of 2.0%, 3.1% and 4.5%.

The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2009, 2008 and 2007 were $35.00, $52.66 and $67.88, respectively. The Company has calculated the fair value of each restricted stock unit grant using the market value on the date of grant.

At December 31, 2009, there were a combined total of 1.2 million options and restricted stock units authorized to grant. Information with respect to outstanding options and nonvested restricted stock units granted under the 1997 Plan and 2003 Plan is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
Options:	Options	Exercise Price	Contract Life	Value
				(In thousands)

Outstanding at December 31, 2006	588,971	$35.89
Granted	32,000	$68.90
Exercised	(43,384)	$33.84
Forfeited	(5,000)	$39.18

Outstanding at December 31, 2007	572,587	$37.86

Granted	14,000	$57.79
Exercised	(30,234)	$26.19
Forfeited	—	$—

Outstanding at December 31, 2008	556,353	$39.00

Granted	26,000	$40.50
Exercised	(35,100)	$33.53
Forfeited	(4,501)	$38.16

Outstanding at December 31, 2009	542,752	$39.43	3.84 Years	$6,687

Exercisable at December 31, 2009	464,152	$37.33	3.21 Years	$6,332

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value

Nonvested at December 31, 2006	227,200	$48.88
Granted	47,300	$67.88
Vested	(29,723)	$40.62
Forfeited	(16,550)	$48.69

Nonvested at December 31, 2007	228,227	$53.91

Granted	40,700	$52.66
Vested	(35,499)	$46.57
Forfeited	(3,740)	$54.14

Nonvested at December 31, 2008	229,688	$54.81

Granted	11,700	$35.00
Vested	(114,797)	$53.94
Forfeited	(7,500)	$55.96

Nonvested at December 31, 2009	119,091	$53.64

Included in the Company’s consolidated statements of income for the years ended December 31, 2009, 2008 and 2007 was $467,000, $436,000 and $590,000, respectively, in net compensation expense related to stock options. Net compensation expense of $2.3 million, $3.5 million and $3.0 million related to restricted stock units was recognized during the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, there was $470,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 2.5 years. As of December 31, 2009, there was

$3.6 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 3.2 years.

Cash received from 35,100 stock options exercised during the year ended December 31, 2009 was $1.2 million. Cash received from 30,234 stock options exercised during the year ended December 31, 2008 was $792,000. Cash received from 43,384 stock options exercised during the year ended December 31, 2007 was $1.5 million. The aggregate intrinsic value of the stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $453,000, $844,000 and $1.2 million, respectively.

During the year ended December 31, 2009, 114,797 restricted stock units vested; in settlement of these units, 71,160 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2009 was $4.3 million. During the year ended December 31, 2008, 35,499 restricted stock units vested; in settlement of these units, 22,505 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2008 was $1.8 million. During the year ended December 31, 2007, 29,723 restricted stock units vested; in settlement of these units, 18,872 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2007 was $2.0 million.

In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income was $167,000, $101,000 and $101,000 for the years ended December 31, 2009, 2008 and 2007, respectively, in compensation expense. As of December 31, 2009, 2008 and 2007, there was $252,000, $210,000 and $312,000, respectively, of unamortized compensation expense related to these shares. In April of 2007, the company issued 5,000 shares to a director upon retirement with an aggregate fair value of $345,000. No shares were issued during the years ended December 31, 2009 and 2008.

11.	Supplementary quarterly financial data (unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(In thousands, except per share data)

Revenues	$69,540	$69,864	$70,875	$70,836

Cost of operations	$22,195	$21,558	$22,325	$21,104

Net income allocable to common shareholders	$3,749	$4,561	$5,336	$9,533

Net income per share:
Basic	$0.18	$0.22	$0.26	$0.47

Diluted	$0.18	$0.22	$0.26	$0.46

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	(In thousands, except per share data)

Revenues	$69,132	$67,375	$66,885	$67,565

Cost of operations	$22,436	$21,251	$21,320	$20,905

Net income allocable to common shareholders	$32,588	$8,152	$8,327	$9,855

Net income per share:
Basic	$1.59	$0.40	$0.37	$0.40

Diluted	$1.59	$0.39	$0.37	$0.40

The quarterly results for the quarters ended September 30, June 30 and March 31, 2009 have been adjusted to properly reflect accelerated depreciation expense related to unamortized tenant improvements and lease commissions for leases terminated prior to their scheduled expiration of $576,000, $685,000 and $352,000, respectively. This adjustment resulted in a decrease in net income per shares as follows:

	Three Months Ended
	September 30, 2009		June 30, 2009		March 31, 2009
		Previously		Previously		Previously
	As Adjusted	Reported	As Adjusted	Reported	As Adjusted	Reported
	(In thousands, except per share data)

Revenues	$66,885	$66,885	$67,375	$67,375	$69,132	$69,132

Cost of operations	$21,320	$21,320	$21,251	$21,251	$22,436	$22,436

Net income allocable to common shareholders	$8,327	$8,762	$8,152	$8,657	$32,588	$32,961

Net income per share:
Basic	$0.37	$0.39	$0.40	$0.42	$1.59	$1.61

Diluted	$0.37	$0.39	$0.39	$0.42	$1.59	$1.60

12.	Commitments and contingencies

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

The Company has a 401(K) savings plan (the “Plan”) in which all eligible employees may participate. The Plan provides for the Company to make matching contributions to all eligible employees up to 4% of their annual salary dependent on the employee’s level of participation. For the years ended December 31, 2009, 2008 and 2007, $294,000, $274,000 and $267,000, respectively, was charged as expense related to this plan.

PS BUSINESS PARKS, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009
(DOLLARS IN THOUSANDS)

					Cost
					Capitalized
					Subsequent
					to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2009
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated	Year(s)	Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Acquired	(Years)

Mesa	Mesa, AZ	$—	$675	$1,692	$2,820	$675	$4,512	$5,187	$2,330	1997	5-30
Corporate/Metro Park Phoenix	Phoenix, AZ	—	5,130	17,514	2,131	5,130	19,645	24,775	8,534	1999/2003	5-30
Tempe/McKellips	Tempe, AZ	—	195	522	618	195	1,140	1,335	620	1997	5-30
University	Tempe, AZ	—	2,805	7,107	5,886	2,805	12,993	15,798	7512	1997	5-30
Parkway Commerce	Hayward, CA	—	4,398	10,433	3,777	4,398	14,210	18,608	6,293	1997	5-30
Monterey/Calle	Monterey, CA	—	288	706	260	288	966	1,254	503	1997	5-30
Northpointe Business Center	Sacramento, CA	—	3,031	13,826	5,109	3,031	18,935	21,966	9,922	1999	5-30
Sacramento/Northgate	Sacramento, CA	—	1,710	4,567	2,821	1,710	7,388	9,098	3,990	1997	5-30
Las Plumas	San Jose, CA	—	4,379	12,889	5,504	4,379	18,393	22,772	10,042	1998	5-30
Oakland Road	San Jose, CA	—	3,458	8,765	2,615	3,458	11,380	14,838	5,469	1997	5-30
Rogers Ave	San Jose, CA	—	3,540	4,896	368	3,540	5,264	8,804	1,200	2006	5-30
San Ramon/Norris Canyon	San Ramon, CA	—	1,486	3,642	1,043	1,486	4,685	6,171	2,160	1997	5-30
Commerce Park	Santa Clara, CA	—	17,218	21,914	3,242	17,218	25,156	42,374	11,039	2007	5-30
Santa Clara Tech Park	Santa Clara, CA	—	7,673	15,645	1,151	7,673	16,796	24,469	7,252	2000	5-30
Airport Blvd.	So. San Francisco, CA	—	899	2,387	584	899	2,971	3,870	1,311	1997	5-30
So. San Francisco/Produce	So. San Francisco, CA	—	776	1,886	367	776	2,253	3,029	960	1997	5-30
Buena Park Industrial Center	Buena Park, CA	—	3,245	7,703	1,828	3,245	9,531	12,776	4,429	1997	5-30
Carson	Carson, CA	—	990	2,496	1,121	990	3,617	4,607	1,845	1997	5-30
Cerritos Business Center	Cerritos, CA	—	4,218	10,273	3,060	4,218	13,333	17,551	6,450	1997	5-30
Cerritos/Edwards	Cerritos, CA	—	450	1,217	942	450	2,159	2,609	978	1997	5-30
Culver City	Culver City, CA	—	3,252	8,157	5,995	3,252	14,152	17,404	6,953	1997	5-30
Corporate Pointe	Irvine, CA	—	6,876	18,519	5,239	6,876	23,758	30,634	11,343	2000	5-30
Laguna Hills Commerce Center	Laguna Hills, CA	—	16,261	39,559	3,637	16,261	43,196	59,457	18,556	1997	5-30
Plaza Del Lago	Laguna Hills, CA	—	2,037	5,051	3,434	2,037	8,485	10,522	4,748	1997	5-30
Canada	Lake Forest, CA	—	5,508	13,785	4,159	5,508	17,944	23,452	8,461	1997	5-30
Monterey Park	Monterey Park, CA	—	3,078	7,862	1,127	3,078	8,989	12,067	4,182	1997	5-30
Orange County Business Center	Orange County, CA	—	9,405	35,746	15,833	9,405	51,579	60,984	33,959	2003	5-30
Orangewood	Orange County, CA	—	2,637	12,291	2,932	2,637	15,223	17,860	5,984	2003	5-30
Kearney Mesa	San Diego, CA	—	2,894	7,089	2,349	2,894	9,438	12,332	4,357	1997	5-30
Lusk	San Diego, CA	—	5,711	14,049	4,693	5,711	18,742	24,453	9,013	1997	5-30
Rose Canyon Business Park	San Diego, CA	14,006	15,129	20,054	1,309	15,129	21,363	36,492	7,413	2005	5-30
Signal Hill	Signal Hill, CA	—	6,693	12,699	1,779	6,693	14,478	21,171	5,460	1997/2006	5-30
Studio City/Ventura	Studio City, CA	—	621	1,530	323	621	1,853	2,474	875	1997	5-30
Torrance	Torrance, CA	—	2,318	6,069	2,039	2,318	8,108	10,426	3,987	1997	5-30
Boca Commerce	Boca Raton, FL	9,819	7,795	9,258	517	7,795	9,775	17,570	2,043	2006	5-30
MICC	Miami, FL	—	88,134	97,804	28,143	88,134	125,947	214,081	54,398	2003	5-30
Wellington	Wellington, FL	12,616	10,845	18,560	915	10,845	19,475	30,320	3,782	2006	5-30
Ammendale	Beltsville, MD	—	4,278	18,380	7,384	4,278	25,764	30,042	14,900	1998	5-30
Gaithersburg/Christopher	Gaithersburg, MD	—	475	1,203	465	475	1,668	2,143	831	1997	5-30
Metro Park	Rockville, MD	—	33,995	94,463	27,462	33,995	121,925	155,920	56,343	2001	5-30
Westech Business Park	Silver Spring, MD	16,446	25,261	74,572	7,038	25,261	81,610	106,871	23,183	2006	5-30
Cornell Oaks	Beaverton, OR	—	20,616	63,235	11,682	20,616	74,917	95,533	34,725	2001	5-30

					Cost
					Capitalized
					Subsequent
					to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2009
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated	Year(s)	Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Acquired	(Years)

Creekside	Beaverton, OR	—	15,007	47,125	16,989	15,007	64,114	79,121	35,297	1998/2000	5-30
Milwaukie	Milwaukie, OR	—	1,125	2,857	1,433	1,125	4,290	5,415	2,045	1997	5-30
Empire Commerce	Dallas, TX	—	304	1,545	739	304	2,284	2,588	1,189	1998	5-30
Northgate	Dallas, TX	—	1,274	5,505	2,393	1,274	7,898	9,172	4,172	1998	5-30
Westwood Business Park	Farmers Branch, TX	—	941	6,884	1,394	941	8,278	9,219	3,235	2003	5-30
Eastgate	Garland, TX	—	480	1,203	495	480	1,698	2,178	855	1997	5-30
NFTZ(1)	Irving, TX	—	1,517	6,499	1,793	1,517	8,292	9,809	4,619	1998	5-30
Royal Tech	Irving, TX	—	13,707	51,560	17,866	13,707	69,426	83,133	33,362	1998/1999/2000	5-30
La Prada	Mesquite, TX	—	495	1,235	524	495	1,759	2,254	887	1997	5-30
The Summit	Plano, TX	—	1,536	6,654	3,485	1,536	10,139	11,675	5,302	1998	5-30
Richardson/Business Parkway	Richardson, TX	—	799	3,568	2,124	799	5,692	6,491	3,145	1998	5-30
Ben White	Austin, TX	—	1,550	7,015	886	1,550	7,901	9,451	3,895	1998	5-30
Lamar Business Park	Austin, TX	—	2,528	6,596	3,776	2,528	10,372	12,900	6,600	1997	5-30
McKalla	Austin, TX	—	1,411	6,384	1,558	1,411	7,942	9,353	4,210	1998	5-30
McNeil	Austin, TX	—	437	2,013	957	437	2,970	3,407	1,880	1999	5-30
Rutland	Austin, TX	—	2,022	9,397	3,139	2,022	12,536	14,558	5,334	1998/1999	5-30
Waterford	Austin, TX	—	2,108	9,649	2,657	2,108	12,306	14,414	6,141	1999	5-30
Houston/Timberway	Houston, TX	—	1,140	3,003	4,508	1,140	7,511	8,651	4,391	1997	5-30
Westchase Corporate Park	Houston, TX	—	2,173	7,338	1,515	2,173	8,853	11,026	4,064	1999	5-30
Quail Valley	Missouri City, TX	—	360	918	679	360	1,597	1,957	883	1997	5-30
Bren Mar	Alexandria, VA	—	2,197	5,380	3,083	2,197	8,463	10,660	4,211	1997	5-30
Eisenhower	Alexandria, VA	—	1,440	3,635	2,053	1,440	5,688	7,128	3,107	1997	5-30
Beaumont	Chantilly, VA	—	4,736	11,051	1,643	4,736	12,694	17,430	4,356	2006	5-30
Dulles South/Sullyfield	Chantilly, VA	—	1,373	6,810	1,865	1,373	8,675	10,048	4,329	1999	5-30
Lafayette	Chantilly, VA	—	1,680	13,398	3,165	1,680	16,563	18,243	8,878	1999/2000	5-30
Park East	Chantilly, VA	—	3,851	18,029	4,667	3,851	22,696	26,547	10,696	1999	5-30
Fair Oaks Business Park	Fairfax, VA	—	13,598	36,232	4,302	13,598	40,534	54,132	13,450	2004/2007	5-30
Prosperity Business Campus	Fairfax, VA	—	23,147	67,575	16,222	23,147	83,797	106,944	38,983	2001	5-30
Monroe	Herndon, VA	—	6,737	18,911	7,677	6,737	26,588	33,325	14,015	1997/1999	5-30
Gunston	Lorton, VA	—	4,146	17,872	3,436	4,146	21,308	25,454	10,722	1998	5-30
Alban Road	Springfield, VA	—	1,935	4,736	4,081	1,935	8,817	10,752	4,798	1997	5-30
I-95	Springfield, VA	—	3,535	15,672	9,537	3,535	25,209	28,744	15,465	2000	5-30
Northpointe	Sterling, VA	—	2,767	8,778	3,758	2,767	12,536	15,303	7,315	1997/1998	5-30
Shaw Road	Sterling, VA	—	2,969	10,008	3,717	2,969	13,725	16,694	7,963	1998	5-30
Woodbridge	Woodbridge, VA	—	1,350	3,398	1,380	1,350	4,778	6,128	2,420	1997	5-30
Overlake	Redmond, WA	—	27,761	49,353	3,198	27,761	52,551	80,312	20,403	2007	5-30
Renton	Renton, WA	—	330	889	470	330	1,359	1,689	648	1997	5-30

		$52,887	$494,849	$1,208,690	$326,865	$494,849	$1,535,555	$2,030,404	$711,600

(1)	The Company owns two properties that are subject to ground leases in Las Colinas, Texas, expiring in 2019 and 2020, each with one 10 year extension option.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2010

PS Business Parks, Inc.

By:	/s/ Joseph D. Russell, Jr.
Joseph D. Russell, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Havner, Jr. Ronald L. Havner, Jr.	Chairman of the Board	February 26, 2010

/s/ Joseph D. Russell, Jr. Joseph D. Russell, Jr.	President, Director and Chief Executive Officer (principal executive officer)	February 26, 2010

/s/ Edward A. Stokx Edward A. Stokx	Chief Financial Officer (principal financial officer and principal accounting officer)	February 26, 2010

/s/ R. Wesley Burns R. Wesley Burns	Director	February 26, 2010

/s/ Jennifer Holden Dunbar Jennifer Holden Dunbar	Director	February 26, 2010

/s/ Arthur M. Friedman Arthur M. Friedman	Director	February 26, 2010

/s/ James H. Kropp James H. Kropp	Director	February 26, 2010

/s/ Harvey Lenkin Harvey Lenkin	Director	February 26, 2010

/s/ Michael V. McGee Michael V. McGee	Director	February 26, 2010

PS BUSINESS PARKS, INC.

EXHIBIT INDEX
(Items 15(a)(3) and 15(b))

3.1	Restated Articles of Incorporation. Filed with Registrant’s Registration Statement on Form S-3 (No. 333-78627) and incorporated herein by reference.
3.2	Certificate of Determination of Preferences of 8.75% Series C Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
3.3	Certificate of Determination of Preferences of 8.875% Series X Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
3.4	Amendment to Certificate of Determination of Preferences of 8.875% Series X Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
3.5	Certificate of Determination of Preferences of 8.875% Series Y Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 001-10709) and incorporated herein by reference.
3.6	Certificate of Determination of Preferences of 9.50% Series D Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated May 7, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
3.7	Amendment to Certificate of Determination of Preferences of 9.50% Series D Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
3.8	Certificate of Determination of Preferences of 9 1/4% Series E Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
3.9	Certificate of Determination of Preferences of 8.75% Series F Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated January 18, 2002 (SEC File No. 001-10709) and incorporated herein by reference.
3.10	Certificate of Determination of Preferences of 7.95% Series G Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
3.11	Certificate of Determination of Preferences of 7.00% Series H Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. filed with Registrant’s Current Report on Form 8-K dated January 16, 2004 and incorporated herein by reference.
3.12	Certificate of Determination of Preferences of 6.875% Series I Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated March 31, 2004 and incorporated herein by reference.
3.13	Certificate of Determination of Preferences of 7.50% Series J Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
3.14	Certificate of Determination of Preferences of 7.950% Series K Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated June 24, 2004 and incorporated herein by reference.
3.15	Certificate of Determination of Preferences of 7.60% Series L Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated August 23, 2004 and incorporated herein by reference.
3.16	Certificate of Correction of Certificate of Determination of Preferences for the 7.00% Cumulative Preferred Stock, Series H of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated October 18, 2004 and incorporated herein by reference.

3.17	Amendment to Certificate of Determination of Preferences for the 7.00% Cumulative Preferred Stock, Series H of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated October 18, 2004 and incorporated herein by reference.
3.18	Certificate of Determination of Preferences of 7.20% Cumulative Preferred Stock, Series M of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated April 29, 2005 and incorporated herein by reference.
3.19	Certificate of Determination of Preferences of 7 1/8% Series N Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference.
3.20	Certificate of Determination of Preferences of 7.375% Series O Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
3.21	Certificate of Correction of Certificate of Determination of Preferences of 7.375% Cumulative Preferred Stock, Series O of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated August 10, 2006 and incorporated herein by reference.
3.22	Amendment to Certificate of Determination of Preferences of 7.375% Series O Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated August 10, 2006 and incorporated herein by reference.
3.23	Certificate of Determination of Preferences of 6.70% Series P Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated January 9, 2007 and incorporated herein by reference.
3.24	Certificate of Determination of Preferences of 6.55% Series Q Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated March 16, 2007 and incorporated herein by reference.
3.25	Restated Bylaws, as amended. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.
4.1	Deposit Agreement Relating to 7.00% Cumulative Preferred Stock, Series H of PS Business Parks, Inc., dated as of January 15, 2004. Filed with Registrant’s Current Report on Form 8-K dated January 15, 2004 and incorporated herein by reference.
4.2	Specimen Stock Certificate for Registrant’s 7.00% Cumulative Preferred Stock, Series H. Filed with Registrant’s Current Report on Form 8-K dated January 15, 2004 and incorporated herein by reference.
4.3	Deposit Agreement Relating to 6.875% Cumulative Preferred Stock, Series I of PS Business Parks, Inc., dated as of March 31, 2004. Filed with Registrant’s Current Report on Form 8-K dated March 31, 2004 and incorporated herein by reference.
4.4	Specimen Stock Certificate for Registrant’s 6.875% Cumulative Preferred Stock, Series I. Filed with Registrant’s Current Report on Form 8-K dated March 31, 2004 and incorporated herein by reference.
4.5	Deposit Agreement Relating to 7.95% Cumulative Preferred Stock, Series K of PS Business Parks, Inc., dated as of June 24, 2004. Filed with Registrant’s Current Report on Form 8-K dated June 24, 2004 and incorporated herein by reference.
4.6	Specimen Stock Certificate for Registrant’s 7.95% Cumulative Preferred Stock, Series K. Filed with Registrant’s Current Report on Form 8-K dated June 24, 2004 and incorporated herein by reference.
4.7	Deposit Agreement Relating to 7.60% Cumulative Preferred Stock, Series L of PS Business Parks, Inc., dated as of August 23, 2004. Filed with Registrant’s Current Report on Form 8-K dated August 23, 2004 and incorporated herein by reference.
4.8	Specimen Stock Certificate for Registrant’s 7.60% Cumulative Preferred Stock, Series L. Filed with Registrant’s Current Report on Form 8-K dated August 23, 2004 and incorporated herein by reference.
4.9	Deposit Agreement Relating to 7.20% Cumulative Preferred Stock, Series M of PS Business Parks, Inc., dated as of April 27, 2005. Filed with Registrant’s Current Report on Form 8-K dated April 27, 2005 and incorporated herein by reference.
4.10	Specimen Stock Certificate for Registrant’s 7.20% Cumulative Preferred Stock, Series M. Filed with Registrant’s Current Report on Form 8-K dated April 27, 2005 and incorporated herein by reference.

4.11		Deposit Agreement Relating to 7.375% Cumulative Preferred Stock, Series O of PS Business Parks, Inc., dated as of May 18, 2006. Filed with Registrant’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
4.12		Specimen Stock Certificate for Registrant’s 7.375% Cumulative Preferred Stock, Series O. Filed with Registrant’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
4.13		Deposit Agreement Relating to 6.70% Cumulative Preferred Stock, Series P of PS Business Parks, Inc., dated as of January 9, 2007. Filed with Registrant’s Current Report on Form 8-K dated January 9, 2007 and incorporated herein by reference.
4.14		Specimen Stock Certificate for Registrant’s 6.70% Cumulative Preferred Stock, Series P. Filed with Registrant’s Current Report on Form 8-K dated January 9, 2007 and incorporated herein by reference.
10.1		Amended Management Agreement between Storage Equities, Inc. and Public Storage Commercial Properties Group, Inc. dated as of February 21, 1995. Filed with PS’s Annual Report on Form 10-K for the year ended December 31, 1994 (SEC File No. 001-08389) and incorporated herein by reference.
10.2		Agreement of Limited Partnership of PS Business Parks, L.P. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10	.3*	Offer Letter/ Employment Agreement between Registrant and Joseph D. Russell, Jr., dated as of September 6, 2002. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
10.4		Form of Indemnity Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10	.5*	Form of Indemnification Agreement for Executive Officers. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.6		Cost Sharing and Administrative Services Agreement dated as of November 16, 1995 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.7		Amendment to Cost Sharing and Administrative Services Agreement dated as of January 2, 1997 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.8		Accounts Payable and Payroll Disbursement Services Agreement dated as of January 2, 1997 by and between PSCC, Inc. and AOPP LP. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.9		Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.875% Series B Cumulative Redeemable Preferred Units, dated as of April 23, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.10		Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9.25% Series A Cumulative Redeemable Preferred Units, dated as of April 30, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.11		Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.75% Series C Cumulative Redeemable Preferred Units, dated as of September 3, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.12		Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.875% Series X Cumulative Redeemable Preferred Units, dated as of September 7, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.13		Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to Additional 8.875% Series X Cumulative Redeemable Preferred Units, dated as of September 23, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.

10.14	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.875% Series Y Cumulative Redeemable Preferred Units, dated as of July 12, 2000. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 001-10709) and incorporated herein by reference.
10.15	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9.50% Series D Cumulative Redeemable Preferred Units, dated as of May 10, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
10.16	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9.50% Series D Cumulative Redeemable Preferred Units, dated as of June 18, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
10.17	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9 1/4% Series E Cumulative Redeemable Preferred Units, dated as of September 21, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
10.18	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.75% Series F Cumulative Redeemable Preferred Units, dated as of January 18, 2002. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
10.19	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.95% Series G Cumulative Redeemable Preferred Units, dated as of October 30, 2002. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.20	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.00% Series H Cumulative Redeemable Preferred Units, dated as of January 16, 2004. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.21	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 6.875% Series I Cumulative Redeemable Preferred Units, dated as of April 21, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10.22	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.50% Series J Cumulative Redeemable Preferred Units, dated as of May 27, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
10.23	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.50% Series J Cumulative Redeemable Preferred Units, dated as of June 17, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
10.24	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.95% Series K Cumulative Redeemable Preferred Units, dated as of June 30, 2004, filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.25	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.60% Series L Cumulative Redeemable Preferred Units, dated as of August 31, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10.26	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.00% Series H Cumulative Redeemable Preferred Units, dated as of October 25, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10.27	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.20% Series M Cumulative Redeemable Preferred Units, dated as of May 2, 2005. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.
10.28	Amendment No. 1 to Amendment to Agreement of Limited Partnership Relating to 7.20% Series M Cumulative Redeemable Preferred Units, dated as of May 9, 2005. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.29	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7 1/8% Series N Cumulative Redeemable Preferred Units, dated as of December 12, 2005. Filed with Registrant’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference.
10.30	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.375% Series O Cumulative Redeemable Preferred Units, dated as of June 16, 2006. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.
10.31	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.375% Series O Cumulative Redeemable Preferred Units, dated as of August 16, 2006. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.32	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 6.70% Series P Cumulative Redeemable Preferred Units, dated as of January 9, 2007. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.33	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 6.55% Series Q Cumulative Redeemable Preferred Units, dated as of March 12, 2007. Filed with Registrant’s Current Report on Form 8-K dated March 16, 2007 and incorporated herein by reference.
10.34	Registration Rights Agreement by and between PS Business Parks, Inc. and GSEP 2002 Realty Corp., dated as of October 30, 2002, relating to 7.95% Series G Cumulative Redeemable Preferred Units. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
10.35	Amended and Restated Registration Rights Agreement by and between PS Business Parks, Inc. and GSEP 2004 Realty Corp., dated as of June 17, 2004, relating to 7.50% Series J Cumulative Redeemable Preferred Units. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
10.36	Registration Rights Agreement by and between PS Business Parks, Inc. and GSEP 2005 Realty Corp., dated as of December 12, 2005. Filed with Registrant’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference.
10.37	Registration Rights Agreement by and between PS Business Parks, Inc. and GSEP 2006 Realty Corp., dated as of March 12, 2007. Filed with Registrant’s Current Report on Form 8-K dated March 16, 2007 and incorporated herein by reference.
10.38	Amended and Restated Revolving Credit Agreement dated as of October 29, 2002 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (SEC File No. 001-10709) and incorporated herein by reference.
10.39	Modification Agreement, dated as of December 29, 2003. Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference. This exhibit modifies the Amended and Restated Revolving Credit Agreement dated as of October 29, 2002 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (SEC File No. 001-10709) and incorporated herein by reference.
10.40	Modification Agreement, dated as of January 23, 2004. Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference. This exhibit modifies the Modification Agreement dated as of December 29, 2003 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.41	Third Modification Agreement, dated as of August 5, 2005. Filed with the Registrant’s Current Report on Form 8-K dated August 5, 2005 and incorporated herein by reference. This exhibit modifies the Modification Agreement dated as of January 23, 2004 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.42	Fourth Modification Agreement dated as of July 30, 2008 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with Registrant’s Current Report of Form 8-K dated August 5, 2008 and incorporated herein by reference.
10.43	Letter Agreement, dated as of December 29, 2003, between Public Storage, Inc. and PS Business Parks, L.P. Filed with the Registrant’s Current Report on Form 8-K dated January 14, 2004 and incorporated herein by reference.

10	.44*	Registrant’s 1997 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (No. 333-48313) and incorporated herein by reference.
10	.45*	Registrant’s 2003 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (No. 333-104604) and incorporated herein by reference.
10	.46*	Retirement Plan for Non-Employee Directors. Filed with Registrant’s Registration Statement on Form S-8 (No. 333-129463) and incorporated herein by reference.
10	.47*	Form of PS Business Parks, Inc. Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10	.48*	Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10	.49*	Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
12		Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.
21		List of Subsidiaries. Filed herewith.
23		Consent of Independent Registered Public Accounting Firm. Filed herewith.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Management contract or compensatory plan or arrangement