Form 10-Q
period 2010-03-31
PS BUSINESS PARKS INC/CA
filed 2010-05-06
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
Yes ☐       No ☑
As of April 30, 2010, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 24,492,524.

PS BUSINESS PARKS, INC.
INDEX

PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$169,282	$208,229

Real estate facilities, at cost:
Land	499,081	493,709
Buildings and equipment	1,584,044	1,528,044

	2,083,125	2,021,753
Accumulated depreciation	(723,617)	(707,209)

	1,359,508	1,314,544
Property held for disposition, net	—	4,260
Land held for development	6,829	6,829

	1,366,337	1,325,633

Rent receivable	3,289	2,504
Deferred rent receivable	21,619	21,596
Other assets	7,231	6,860

Total assets	$1,567,758	$1,564,822

LIABILITIES AND EQUITY

Accrued and other liabilities	$45,643	$46,298
Mortgage notes payable	52,544	52,887

Total liabilities	98,187	99,185

Commitments and contingencies

Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 25,042 shares issued and outstanding at March 31, 2010 and December 31, 2009	626,046	626,046
Common stock, $0.01 par value, 100,000,000 shares authorized, 24,492,401 and 24,399,509 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	244	243
Paid-in capital	550,894	548,393
Cumulative net income	722,237	699,291
Cumulative distributions	(680,196)	(658,294)

Total PS Business Parks, Inc.’s shareholders’ equity	1,219,225	1,215,679

Noncontrolling interests:
Preferred units	73,418	73,418
Common units	176,928	176,540

Total noncontrolling interests	250,346	249,958

Total equity	1,469,571	1,465,637

Total liabilities and equity	$1,567,758	$1,564,822

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2010	2009
Revenues:
Rental income	$67,132	$69,132
Facility management fees	173	177

Total operating revenues	67,305	69,309

Expenses:
Cost of operations	22,966	22,436
Depreciation and amortization	18,190	22,614
General and administrative	2,749	1,976

Total operating expenses	43,905	47,026

Other income and expenses:
Interest and other income	109	179
Interest expense	(855)	(930)

Total other income and expenses	(746)	(751)

Income from continuing operations	22,654	21,532

Discontinued operations:
Income from discontinued operations	34	167
Gain on sale of real estate facility	5,153	—

Total discontinued operations	5,187	167

Net income	$27,841	$21,699

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$3,513	$11,629
Noncontrolling interests — preferred units	1,382	(6,714)

Total net income allocable to noncontrolling interests	4,895	4,915

Net income allocable to PS Business Parks, Inc.:
Common shareholders	11,740	32,588
Preferred shareholders	11,155	(16,026)
Restricted stock unit holders	51	222

Total net income allocable to PS Business Parks, Inc.	22,946	16,784

	$27,841	$21,699

Net income per common share — basic:
Continuing operations	$0.32	$1.59
Discontinued operations	$0.16	$0.01
Net income	$0.48	$1.59

Net income per common share — diluted:
Continuing operations	$0.32	$1.58
Discontinued operations	$0.16	$0.01
Net income	$0.48	$1.59

Weighted average common shares outstanding:
Basic	24,413	20,470

Diluted	24,564	20,532

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENT OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Unaudited, in thousands, except share data)

								Total PS
								Business Parks,
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity	Interests	Equity
Balances at December 31, 2009	25,042	$626,046	24,399,509	$243	$548,393	$699,291	$(658,294)	$1,215,679	$249,958	$1,465,637
Exercise of stock options	—	—	73,000	1	2,648	—	—	2,649	—	2,649
Stock compensation, net	—	—	19,892	—	(58)	—	—	(58)	—	(58)
Net income	—	—	—	—	—	22,946	—	22,946	4,895	27,841
Distributions:
Preferred stock	—	—	—	—	—	—	(11,155)	(11,155)	—	(11,155)
Common stock	—	—	—	—	—	—	(10,747)	(10,747)	—	(10,747)
Noncontrolling interests	—	—	—	—	—	—	—	—	(4,596)	(4,596)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	(89)	—	—	(89)	89	—

Balances at March 31, 2010	25,042	$626,046	24,492,401	$244	$550,894	$722,237	$(680,196)	$1,219,225	$250,346	$1,469,571

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months
	Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$27,841	$21,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	18,190	22,743
In-place lease adjustment	(37)	(86)
Lease incentives net of tenant improvement reimbursements	(163)	(81)
Amortization of mortgage premium	(69)	(66)
Gain on sale of real estate facility	(5,153)	—
Stock compensation	615	1,088
Decrease in receivables and other assets	912	2,035
Increase (decrease) in accrued and other liabilities	(669)	873

Total adjustments	13,626	26,506

Net cash provided by operating activities	41,467	48,205

Cash flows from investing activities:
Capital improvements to real estate facilities	(7,055)	(5,075)
Acquisition of real estate facility	(58,417)	—
Proceeds from sale of real estate facility	9,181	—

Net cash used in investing activities	(56,291)	(5,075)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(274)	(274)
Repayment of mortgage note payable	—	(5,128)
Proceeds from the exercise of stock options	2,649	—
Repurchase of preferred stock	—	(50,199)
Repurchase of preferred units	—	(12,335)
Distributions paid to common shareholders	(10,747)	(9,003)
Distributions paid to preferred shareholders	(11,155)	(11,196)
Distributions paid to noncontrolling interests — common units	(3,214)	(3,214)
Distributions paid to noncontrolling interests — preferred units	(1,382)	(1,703)

Net cash used in financing activities	(24,123)	(93,052)

Net decrease in cash and cash equivalents	(38,947)	(49,922)
Cash and cash equivalents at the beginning of the period	208,229	55,015

Cash and cash equivalents at the end of the period	$169,282	$5,093

Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests — common units	$89	$9,453
Paid-in capital	$(89)	$(9,453)
Gain on repurchase of preferred equity:
Preferred stock	$—	$(30,005)
Preferred units	$—	$(8,997)
Paid-in capital	$—	$39,002
Effect of redemption/repurchase of preferred equity:
Cumulative distributions	$—	$(2,783)
Noncontrolling interest — common units	$—	$(580)
Paid-in capital	$—	$3,363
See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
1. Organization and description of business
PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of March 31, 2010, PSB owned 77.0% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units are owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”
The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties, primarily multi-tenant flex, office and industrial space. As of March 31, 2010, the Company owned and operated 19.8 million rentable square feet of commercial space located in eight states. The Company also manages 1.4 million rentable square feet on behalf of PS and its affiliated entities.
References to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).
2. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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

Allowance for doubtful accounts
The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 at March 31, 2010 and December 31, 2009.
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
Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and receivables. Cash and cash equivalents, which consist primarily of money market investments, are only invested in entities with an investment grade rating. Receivables are comprised of balances due from a large number of customers. Balances that the Company expects to become uncollectible are reserved for or written off.
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
Intangible assets/liabilities
Intangible assets and liabilities include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values (included in other assets and accrued liabilities in the accompanying consolidated balance sheets) are amortized to rental income over the remaining non-cancelable terms of the respective leases. The Company recorded net amortization of $37,000 and $86,000 of intangible assets and liabilities resulting from the above-market and below-market lease values during the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the value of in-place leases resulted in a net intangible asset of $2.4 million, net of $1.1 million of accumulated amortization, and a net intangible liability of $218,000, net of $1.2 million of accumulated amortization. As of December 31, 2009, the value of in-place leases resulted in a net intangible asset of $94,000, net of $1.1 million of accumulated amortization, and a net intangible liability of $247,000, net of $1.1 million of accumulated amortization.

Evaluation of asset impairment
The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At March 31, 2010, the Company did not consider any assets to be impaired.
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
Gains from sales of real estate facilities
The Company recognizes gains from sales of real estate facilities at the time of sale using the full accrual method, provided that various criteria related to the terms of the transactions and any subsequent involvement by the Company with the properties sold are met. If the criteria are not met, the Company defers the gains and recognizes them when the criteria are met or using the installment or cost recovery methods as appropriate under the circumstances.
General and administrative expense
General and administrative expense includes executive and other compensation, office expense, professional fees, state income taxes and other such administrative items.
Income taxes
The Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2009 and intends to continue to meet such requirements for 2010. Accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.

The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of March 31, 2010, the Company did not recognize any tax benefit for uncertain tax positions.
Accounting for preferred equity issuance costs
The Company records issuance costs as a reduction to paid-in capital on its balance sheet at the time the preferred securities are issued and reflects the carrying value of the preferred equity at the stated value. The Company records issuance costs as non-cash preferred equity distributions at the time it notifies the holders of preferred stock or units of its intent to redeem such shares or units.
Net income allocation
Net income was allocated as follows (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units:
Continuing operations	$2,322	$11,585
Discontinued operations	1,191	44

Total net income allocable to noncontrolling interests — common units	3,513	11,629

Noncontrolling interests — preferred units:
Distributions to preferred unit holders	1,382	1,703
Gain on repurchase of preferred units, net of issuance costs	—	(8,417)

Total net income allocable to noncontrolling interests — preferred units	1,382	(6,714)

Total net income allocable to noncontrolling interests	4,895	4,915

Net income allocable to PS Business Parks, Inc.:
Common shareholders:
Continuing operations	7,761	32,466
Discontinued operations	3,979	122

Total net income allocable to common shareholders	11,740	32,588

Preferred shareholders:
Distributions to preferred shareholders	11,155	11,196
Gain on repurchase of preferred stock, net of issuance costs	—	(27,222)

Total net income allocable to preferred shareholders	11,155	(16,026)

Restricted stock unit holders:
Continuing operations	34	221
Discontinued operations	17	1

Total net income allocable to restricted stock unit holders	51	222

Total net income allocable to PS Business Parks, Inc.	22,946	16,784

	$27,841	$21,699

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

	For the Three Months
	Ended March 31,
	2010	2009
Net income allocable to common shareholders	$11,740	$32,588

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	24,413	20,470
Net effect of dilutive stock compensation — based on treasury stock method using average market price	151	62

Diluted weighted average common shares outstanding	24,564	20,532

Net income per common share — Basic	$0.48	$1.59

Net income per common share — Diluted	$0.48	$1.59

Options to purchase 331,000 and 279,000 shares for the three months ended March 31, 2010 and 2009, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive
Segment reporting
The Company views its operations as one segment.
Reclassifications
Certain reclassifications have been made to the consolidated financial statements for 2009 in order to conform to the 2010 presentation.
3. Real estate facilities
The activity in real estate facilities for the three months ended March 31, 2010 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Equipment	Depreciation	Total
Balances at December 31, 2009	$493,709	$1,528,044	$(707,209)	$1,314,544
Acquisition of real estate facility	5,372	50,727	—	56,099
Capital improvements	—	7,055	—	7,055
Disposals	—	(1,782)	1,782	—
Depreciation expense	—	—	(18,190)	(18,190)

Balances at March 31, 2010	$499,081	$1,584,044	$(723,617)	$1,359,508

On March 16, 2010, the Company acquired Shady Grove Executive Center, a 350,000 square foot multi-tenant office business park located in Rockville, Maryland. In connection with this transaction, the Company incurred third party costs of $1.1 million, which have been included in general and administrative costs. The Company did not acquire any assets or assume any liabilities during the three months ended March 31, 2009.

The following table summarizes the assets acquired and liabilities assumed during the three months ended March 31, 2010 (in thousands):

Land	$5,372
Buildings and equipment	50,727
Above-market in-place lease value	2,346
Below-market in-place lease value	(30)

Total purchase price	58,415
Net operating assets acquired and liabilities assumed	2

Total cash paid	$58,417

The purchase price of acquired properties is allocated to land, buildings and equipment and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized lease commissions, value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values. In addition, beginning January 1, 2009, acquisition-related costs are recognized separately and expensed as incurred.
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
Subsequent to March 31, 2010, the Company acquired a portfolio of assets in Austin, Texas, aggregating 704,000 square feet of multi-tenant flex business parks in an all cash transaction for $42.9 million.
During January, 2010, the Company completed the sale of a 131,000 square foot office building located in Houston, Texas, for a gross sales price of $10.0 million, resulting in a net gain of $5.2 million.
The following summarizes the condensed results of operations for the property sold during the first quarter of 2010 (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
Rental income	$91	$615
Cost of operations	(57)	(319)
Depreciation	—	(129)

Income from discontinued operations	$34	$167

In addition to minimum rental payments, tenants reimburse the Company for their pro rata share of specified operating expenses, which amounted to $16,000 and $88,000, for the three months ended March 31, 2010 and 2009, respectively. These amounts are included as rental income in the table presented above.
As of March 31, 2010, the Company has a development in progress on a parcel within its Miami International Commerce Center in Miami, Florida, which upon completion is expected to comprise 75,000 square feet of leasable small-bay industrial space. As of March 31, 2010, $2.5 million of the estimated $5.5 million has been expended for the development.

4. Leasing activity
The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues excluding recovery of operating expenses as of March 31, 2010 under these leases are as follows (in thousands):

2010	$152,037
2011	162,664
2012	112,822
2013	71,723
2014	43,659
Thereafter	67,673

Total	$610,578

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $14.4 million and $13.8 million for the three months ended March 31, 2010 and 2009, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.
Leases accounting for 5.0% of total leased square footage are subject to termination options which include leases accounting for 1.7% of total leased square footage having termination options exercisable through December 31, 2010. In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.
5. Bank loans
The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank which expires on August 1, 2010. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.70% to LIBOR plus 1.50% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $300,000, which is being amortized over the life of the Credit Facility. The Company had no balance outstanding on its Credit Facility at March 31, 2010 or December 31, 2009. The Credit Facility requires the Company to meet certain covenants, with which the Company was in compliance at March 31, 2010.

6. Mortgage notes payable
Mortgage notes consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
5.73% mortgage note, secured by one commercial property with a net book value of $28.9 million, principal and interest payable monthly, due March, 2013	$13,935	$14,006
6.15% mortgage note, secured by one commercial property with a net book value of $28.0 million, principal and interest payable monthly, due November, 2031 (1)	16,322	16,446
5.52% mortgage note, secured by one commercial property with a net book value of $15.6 million, principal and interest payable monthly, due May, 2013	9,759	9,819
5.68% mortgage note, secured by one commercial property with a net book value of $17.4 million, principal and interest payable monthly, due May, 2013	9,777	9,836
5.61% mortgage note, secured by one commercial property with a net book value of $5.7 million, principal and interest payable monthly, due January, 2011 (2)	2,751	2,780

Total	$52,544	$52,887

(1)
The mortgage note has a stated principal balance of $15.9 million and a stated interest rate of 7.20%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 6.15%. The unamortized premiums were $375,000 and $427,000 as of March 31, 2010 and December 31, 2009, respectively. This mortgage is repayable without penalty beginning November, 2011.

(2)
The mortgage note has a stated principal balance of $2.7 million and a stated interest rate of 7.61%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 5.61%. The unamortized premiums were $56,000 and $73,000 as of March 31, 2010 and December 31, 2009, respectively.

At March 31, 2010, mortgage notes payable had a weighted average interest rate of 5.8% and a weighted average maturity of 8.8 years with principal payments as follows (in thousands):

2010	$1,033
2011	3,984
2012	1,174
2013	31,573
2014	371
Thereafter	14,409

Total	$52,544

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
At March 31, 2010, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. On a fully converted basis, assuming all 7,305,355 noncontrolling interests — common units were converted into shares of common stock of PSB at March 31, 2010, the noncontrolling interests — common units would convert into 23.0% of the common shares outstanding. Combined with PS’s common stock ownership, on a fully converted basis, PS has a combined ownership of 41.2% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the noncontrolling interest based upon the ownership interest, and an adjustment is made to the noncontrolling interest, with a corresponding adjustment to paid-in capital, to reflect the noncontrolling interests’ equity interest in the Company.
Preferred partnership units
Through the Operating Partnership, the Company had the following preferred units outstanding as of March 31, 2010 and December 31, 2009:

				March 31, 2010		December 31, 2009
		Earliest Potential	Dividend	Units	Amount	Units	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)	Outstanding	(in thousands)
Series G	October, 2002	October, 2007	7.950%	800,000	$20,000	800,000	$20,000
Series J	May & June, 2004	May, 2009	7.500%	1,710,000	42,750	1,710,000	42,750
Series N	December, 2005	December, 2010	7.125%	223,300	5,583	223,300	5,583
Series Q	March, 2007	March, 2012	6.550%	203,400	5,085	203,400	5,085

Total				2,936,700	$73,418	2,936,700	$73,418

During the first quarter of 2009, the Company paid $12.3 million to repurchase 853,300 units of various series of Cumulative Redeemable Preferred Units for a weighted average purchase price of $14.46 per unit. The purchase price discount, equaling the liquidation value of $25.00 per unit over the weighted average purchase price of $14.46 per unit, was added to net income allocable to common shareholders, net of the original issue discount.
The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of March 31, 2010, the Company had $2.1 million of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.

8. Related party transactions
Concurrent with the public offering, as discussed in Note 9, the Company sold 383,333 shares of common stock to PS for net proceeds of $17.8 million in 2009.
Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and its affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $206,000 and $93,000 for the three months ended March 31, 2010 and 2009, respectively.
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
The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under these contracts were $173,000 and $177,000 for the three months ended March 31, 2010 and 2009, respectively.
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
Either the Company or PS can cancel the property management contract upon 60 days notice. Management fee expenses under the contract were $12,000 and $16,000 for the three months ended March 31, 2010 and 2009, respectively.
The Company had amounts due from PS of $97,000 and $396,000 at March 31, 2010 and December 31, 2009, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

9. Shareholders’ equity
Preferred stock
As of March 31, 2010 and December 31, 2009, the Company had the following series of preferred stock outstanding:

				March 31, 2010		December 31, 2009
		Earliest Potential	Dividend	Shares	Amount	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)	Outstanding	(in thousands)
Series H	January & October, 2004	January, 2009	7.000%	6,340,776	$158,520	6,340,776	$158,520
Series I	April, 2004	April, 2009	6.875%	2,745,050	68,626	2,745,050	68,626
Series K	June, 2004	June, 2009	7.950%	2,165,000	54,125	2,165,000	54,125
Series L	August, 2004	August, 2009	7.600%	1,935,000	48,375	1,935,000	48,375
Series M	May, 2005	May, 2010	7.200%	3,182,000	79,550	3,182,000	79,550
Series O	June & August, 2006	June, 2011	7.375%	3,384,000	84,600	3,384,000	84,600
Series P	January, 2007	January, 2012	6.700%	5,290,000	132,250	5,290,000	132,250

Total				25,041,826	$626,046	25,041,826	$626,046

During the first quarter of 2009, the Company paid $50.2 million to repurchase 3,208,174 depositary shares, each representing 1/1,000 of a share of various series of Cumulative Redeemable Preferred Stock for a weighted average purchase price of $15.65 per depositary share. The purchase price discount, equaling the liquidation value of $25.00 per depositary share over the weighted average purchase price per depositary share of $15.65, was added to net income allocable to common shareholders, net of the original issue discount.
The Company paid $11.2 million in distributions to its preferred shareholders for the three months ended March 31, 2010 and 2009.
Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured.
Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. As of March 31, 2010, the Company had $20.7 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.
Common stock
On August 14, 2009, the Company closed the sale of 3,450,000 shares of common stock in a public offering and concurrently sold 383,333 shares of common stock to PS. The aggregate net proceeds were $171.2 million.
The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million or an average cost per share of $35.84. Under existing board authorizations, the Company can repurchase an additional 2.2 million shares. No shares of common stock were repurchased under this program during the three months ended March 31, 2010 and 2009.
The Company paid $10.7 million ($0.44 per common share) and $9.0 million ($0.44 per common share) in distributions to its common shareholders for the three months ended March 31, 2010 and 2009, respectively.

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
The weighted average grant date fair value of options granted during the three months ended March 31, 2010 and 2009 was $5.99 per share and $3.01 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the three months ended March 31, 2010 and 2009, respectively: a dividend yield of 3.4% and 5.0%; expected volatility of 17.5% and 19.1%; expected life of five years; and risk-free interest rates of 2.4% and 1.8%.
The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2010 and 2009 was $52.35 and $35.00, respectively. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant.
At March 31, 2010, there were a combined total of 901,000 options and restricted stock units authorized to grant. Information with respect to outstanding options and nonvested restricted stock units granted under the 1997 Plan and 2003 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2009	542,752	$39.43
Granted	265,000	$52.19
Exercised	(73,000)	$36.27
Forfeited	—	—

Outstanding at March 31, 2010	734,752	$44.35	5.91 Years	$7,343

Exercisable at March 31, 2010	396,152	$37.53	2.92 Years	$6,604

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2009	119,091	$53.64
Granted	6,500	$52.35
Vested	(31,597)	$56.28
Forfeited	—	—

Nonvested at March 31, 2010	93,994	$52.66

Included in the Company’s consolidated statements of income for the three months ended March 31, 2010 and 2009, was $94,000 and $122,000, respectively, in net compensation expense related to stock options. Net compensation expense of $479,000 and $935,000 related to restricted stock units was recognized during the three months ended March 31, 2010 and 2009, respectively.
As of March 31, 2010, there was $2.0 million of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 4.4 years. As of March 31, 2010, there was $3.5 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 3.4 years.
Cash received from 73,000 stock options exercised during the three months ended March 31, 2010 was $2.6 million. The aggregate intrinsic value of the stock options exercised during the three months ended March 31, 2010 was $1.2 million. No options were exercised during the three months ended March 31, 2009.
During the three months ended March 31, 2010, 31,597 restricted stock units vested; in settlement of these units, 19,892 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the three months ended March 31, 2010 was $1.7 million. During the three months ended March 31, 2009, 101,617 restricted stock units vested; in settlement of these units, 63,372 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the three months ended March 31, 2009 was $3.6 million.
In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income was $42,000 and $31,000 in compensation expense for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and 2009, there was $450,000 and $355,000, respectively, of unamortized compensation expense related to these shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements: Forward-looking statements are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” expects,” “seeks,” “estimates,” “intends,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.
Overview
As of March 31, 2010, the Company owns and operates 19.8 million rentable square feet of multi-tenant flex, industrial and office properties located in eight states.
The Company focuses on increasing profitability and cash flow aimed at maximizing shareholder value. The Company strives to maintain high occupancy levels while increasing rental rates when market conditions allow. The Company also acquires properties it believes will create long-term value, and from time to time disposes of properties which no longer fit within the Company’s strategic objectives or in situations where the Company believes it can optimize cash proceeds. Operating results are driven by income from rental operations and are therefore substantially influenced by rental demand for space within our properties and rental rates.
During the first three months of 2010, the Company successfully leased or re-leased 1.4 million square feet of space while experiencing a decrease in rental rates. Total net operating income for the three months ended March 31, 2010 decreased $2.5 million, or 5.4%, compared to the three months ended March 31, 2009. See further discussion of operating results below.
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
Property Acquisitions: The Company allocates the purchase price of acquired properties to land, buildings and equipment and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized lease commissions, value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values. In addition, beginning January 1, 2009, acquisition-related costs are recognized separately and expensed as incurred.

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
Effect of Economic Conditions on the Company’s Operations:
During the first three months of 2010, the impact of the recession and weak economic conditions continued to affect commercial real estate negatively as the Company experienced a decrease in new rental rates over expiring rental rates on executed leases. Although it is uncertain what impact the current economic conditions will have on the Company’s ability to maintain current occupancy levels and rental rates, management expects that the decrease in rental rates on new and renewal transactions will result in a decrease in rental income for 2010 when compared to 2009. The current economic condition may have a significant impact on the Company, potentially resulting in further reductions in occupancy and rental rates.
While the Company historically has experienced a low level of write-offs due to bankruptcy, there is inherent uncertainty in a tenant’s ability to continue paying rent when in bankruptcy. As of April 30, 2010, the Company had 19,000 square feet of leased space occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. In addition, the Company had tenants occupying 125,000 square feet who vacated their space during the three months ended March 31, 2010 prior to their scheduled lease expiration as a result of business failures. As of March 31, 2010, of the 125,000 square feet, 59,000 square feet has been re-leased. During the three months ended March 31, 2010 and 2009, write-offs of unpaid rents were $419,000 and $390,000, respectively. During the three months ended March 31, 2010, we also recorded $495,000 of accelerated depreciation expense related to unamortized tenant improvements and lease commissions for leases terminated prior to their scheduled expiration. A number of other tenants have contacted us, requesting early termination of their lease, a reduction in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.
Company Performance and Effect of Economic Conditions on Primary Markets:
The Company’s operations are substantially concentrated in 10 regions. Current market conditions for each region are summarized below. During the three months ended March 31, 2010, rental rates on new and renewed leases within the Company’s overall portfolio decreased 14.9% over expiring rents. The Company’s overall vacancy rate at March 31, 2010 was 8.8%. Below is a summary of the general market conditions as well as the Company’s operating statistics for each of the 10 regions in which the Company operates. The Company has compiled the market information set forth below using third party reports for each respective market. The Company considers these sources to be reliable, but there can be no assurance that the information in these reports is accurate.

The Company owns 4.0 million square feet in Southern California located in Los Angeles, Orange and San Diego Counties. Market vacancies have increased due to the continued weakness in the economy and the resulting job losses combined with the lack of credit availability and its effect on businesses. These factors have also created significantly more competition for tenants, which in turn has placed pressure on occupancy and rental rates. Vacancy rates in Southern California range from 4.9% to 19.5%. The Company’s vacancy rate in this region at March 31, 2010 was 8.2%. Although the overall market experienced negative net absorption of 0.1% for the three months ended March 31, 2010, the Company’s weighted average occupancy for the region increased from 90.5% for the first three months of 2009 to 92.4% for the first three months of 2010. However, annualized realized rent per square foot decreased 8.9% from $17.28 per square foot for the first three months of 2009 to $15.74 per square foot for the first three months of 2010 as the Company was required to reduce rental rates in an effort to maintain occupancy.
The Company owns 1.8 million square feet in Northern California with concentrations in Sacramento, the East Bay (Hayward and San Ramon) and Silicon Valley (San Jose and Santa Clara). Vacancy rates in these submarkets are 23.2%, 21.0% and 16.2%, respectively. The Company’s vacancy rate in its Northern California portfolio at March 31, 2010 was 10.9%. During the first quarter of 2010, demand in these submarkets continued to slow measurably. Renewals and company consolidations continued to be the trend in this market, which negatively impacted both rental and occupancy rates. For the three months ended March 31, 2010, the combined submarkets experienced negative net absorption of 0.4%. The Company’s weighted average occupancy in this region decreased from 90.2% for the first three months of 2009 to 88.9% for the first three months of 2010 due in part to two tenant defaults comprising 134,000 square feet. Annualized realized rent per square foot decreased 12.0% from $14.03 per square foot for the first three months of 2009 to $12.35 per square foot for the first three months of 2010.
The Company owns 1.0 million square feet in Southern Texas, specifically in the Austin and Houston markets. Market vacancy rates are 14.4% in the Austin market and 16.3% in the Houston market. The Company’s vacancy rate for these combined markets at March 31, 2010 was 14.8%. During the first quarter of 2010, demand remained flat in these markets. The combined markets experienced positive net absorption of 0.2% for the three months ended March 31, 2010 as opposed to the net negative absorption experienced in 2009. The Company’s weighted average occupancy in this region decreased from 86.2% for the first three months of 2009 to 85.3% for the first three months of 2010 primarily due to the scheduled expiration of a 28,000 square foot lease in Austin. Annualized realized rent per square foot decreased 5.7% from $11.56 per square foot for the first three months of 2009 to $10.90 per square foot for the first three months of 2010.
The Company owns 1.7 million square feet in Northern Texas, primarily located in the Dallas Metroplex market. The market vacancy rate in Las Colinas, where significant concentrations of the Company’s properties are located, is 11.1%. The Company’s vacancy rate at March 31, 2010 in this market was 8.5%. During the first quarter of 2010, this market showed signs of slow recovery from the impact of the national recession. Although the market experienced positive net absorption of 0.1% for the three months ended March 31, 2010, the Company’s weighted average occupancy for the region decreased from 92.5% for the first three months of 2009 to 91.3% for the first three months of 2010. Despite the decrease in weighted average occupancy, annualized realized rent per square foot increased 1.6% from $10.78 per square foot for the first three months of 2009 to $10.95 per square foot for the first three months of 2010 as rental rates increased modestly on in-place leases partially offset by rental rate reductions on new and renewed leases.
The Company owns 3.6 million square feet in South Florida, which consists of Miami International Commerce Center (“MICC”) business park located in the Airport West submarket of Miami-Dade County and two multi-tenant flex parks located in Palm Beach County. MICC is located less than one mile from the cargo entrance of the Miami International Airport, which is one of the most active ports in the United States. The effect of the economic recession on the import/export business has had a measurable negative impact on demand in Miami. Market vacancy rates for Miami-Dade County and Palm Beach County are 12.5% and 11.7%, respectively, compared with the Company’s vacancy rate for Miami-Dade County and Palm Beach County of 3.6% and 12.3%, respectively, at March 31, 2010. For the three months ended March 31, 2010, the combined markets experienced positive net absorption of 0.1%. The Company’s weighted average occupancy decreased from 96.1% for the first three months of 2009 to 95.2% for the first three months of 2010. Annualized realized rent per square foot decreased 3.1% from $9.53 per square foot for the first three months of 2009 to $9.23 per square foot for the first three months of 2010.

The Company owns 3.0 million square feet in the Northern Virginia submarket of Washington D.C., where the average market vacancy rate is 14.4%. The Company’s vacancy rate at March 31, 2010 was 4.7%. During the first quarter of 2010, renewals continued to be prevalent in the market. For the three months ended March 31, 2010, net absorption remained flat for this market. The Company’s weighted average occupancy increased from 93.5% for the first three months of 2009 to 94.4% for the first three months of 2010. The Company’s annualized realized rent per square foot increased 2.6% from $20.60 per square foot for the first three months of 2009 to $21.13 per square foot for the first three months of 2010.
The Company owns 2.1 million square feet in the Maryland submarket of Washington D.C. During the first quarter of 2010, the Company acquired Shady Grove Executive Center, a 350,000 square foot multi-tenant office business park located in Rockville, Maryland. The Company’s vacancy rate in the region at March 31, 2010 was 9.6% compared to 15.0% for the market as a whole. For the three months ended March 31, 2010, the market experienced negative net absorption of 0.1%, which is attributed to a decrease in transactions for government tenants. Despite flat fundamentals in this market, the Company’s weighted average occupancy increased from 91.9% for the first three months of 2009 to 92.9% for the first three months of 2010. However, annualized realized rent per square foot decreased 14.6% from $24.02 per square foot for the first three months of 2009 to $20.51 per square foot for the first three months of 2010.
The Company owns 1.3 million square feet in the Beaverton submarket of Portland, Oregon. The market vacancy rate in this region is 25.1%. The Company’s vacancy rate in the market was 17.8% at March 31, 2010. The economic recession has resulted in higher vacancy rates and increased rent concessions in the market. Although the market experienced negative net absorption of 0.7% for the three months ended March 31, 2010, the Company’s weighted average occupancy increased from 81.5% for the first three months of 2009 to 82.0% for the first three months of 2010. Despite the increase in weighted average occupancy, annualized realized rent per square foot decreased 0.9% from $16.43 per square foot for the first three months of 2009 to $16.29 per square foot for the first three months of 2010.
The Company owns 679,000 square feet in the Phoenix and Tempe submarkets of Arizona. Market vacancies increased significantly due in part to the number of housing-related tenants who have vacated space combined with companies contracting and reorganizing business operations in the hard hit market. These factors have created significantly more competition for tenants, resulting in higher lease concessions while limiting the Company’s ability to generate rental rate growth. The market vacancy rate is 16.4% compared to the Company’s vacancy rate of 16.3% at March 31, 2010. For the three months ended March 31, 2010, the market experienced negative net absorption of 0.1%. The Company’s weighted average occupancy in the region decreased from 87.5% for the first three months of 2009 to 82.9% for the first three months of 2010. Annualized realized rent per square foot decreased 5.2% from $11.28 per square foot for the first three months of 2009 to $10.69 per square foot for the first three months of 2010.
The Company owns 521,000 square feet in the state of Washington which mostly consists of Overlake Business Center, a 493,000 square foot multi-tenant office and flex business park located in Redmond. The weakened aerospace manufacturing industry and global economic slowdown has resulted in a softened demand in this market. The market vacancy rate is 13.8%. For the three months ended March 31, 2010, this market experienced negative net absorption of 1.1%. The Company’s vacancy rate in this region at March 31, 2010 was 10.9%. The Company’s weighted average occupancy decreased from 92.1% for the first three months of 2009 to 87.5% for the first three months of 2010. Annualized realized rent per square foot decreased 8.5% from $20.13 per square foot for the first three months of 2009 to $18.42 per square foot for the first three months of 2010.

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
On March 16, 2010, the Company acquired Shady Grove Executive Center, a 350,000 square foot multi-tenant office business park located in Rockville, Maryland. The Company made no acquisitions or dispositions during the three months ended March 31, 2009.
During January, 2010, the Company completed the sale of a 131,000 square foot office building located in Houston, Texas, for a gross sales price of $10.0 million, resulting in a net gain of $5.2 million.
Subsequent to March 31, 2010, the Company acquired a portfolio of assets in Austin, Texas, aggregating 704,000 square feet of multi-tenant flex business parks in an all cash transaction for $42.9 million.
As of March 31, 2010, the Company has a development in progress on a parcel within its Miami International Commerce Center in Miami, Florida, which upon completion is expected to comprise 75,000 square feet of leasable small-bay industrial space. The construction is scheduled to be completed in the third quarter of 2010.
Scheduled Lease Expirations:
In addition to the 1.7 million square feet, or 8.8%, of space available in our total portfolio as of March 31, 2010, leases representing 16.9% of the leased square footage of our total portfolio are scheduled to expire during the remainder of 2010. Our ability to re-lease available space depends upon the market conditions in the specific submarkets in which our properties are located.
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
Concentration of Portfolio by Region:
Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income (defined as “NOI” for purposes of the following table) are summarized for the three months ended March 31, 2010 by major geographic region. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them, as well as the investor, the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from NOI as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. The table below reflects rental income, operating expenses and NOI from continuing operations for the three months ended March 31, 2010 based on geographical concentration. The total of all regions is equal to the amount of rental income and cost of operations recorded by the Company in accordance with GAAP. As part of the table below, we have reconciled total NOI to income from continuing operations, which we consider the most directly comparable financial measure calculated in accordance with GAAP. The percent of total by region reflects the actual contribution to rental income, cost of operations and NOI during the period (in thousands):
Three Months Ended March 31, 2010:

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,988	20.5%	$14,489	21.6%	$4,363	19.0%	$10,126	22.9%
Northern California	1,818	9.3%	4,990	7.4%	1,720	7.5%	3,270	7.4%
Southern Texas	1,030	5.3%	2,395	3.6%	1,012	4.4%	1,383	3.1%
Northern Texas	1,689	8.7%	4,225	6.3%	1,459	6.4%	2,766	6.3%
South Florida	3,596	18.4%	7,898	11.8%	2,653	11.6%	5,245	11.9%
Virginia	3,020	15.5%	15,051	22.4%	5,016	21.9%	10,035	22.7%
Maryland	1,830	9.4%	10,093	15.0%	3,729	16.2%	6,364	14.4%
Oregon	1,314	6.7%	4,387	6.5%	1,752	7.6%	2,635	6.0%
Arizona	679	3.5%	1,504	2.3%	631	2.7%	873	2.0%
Washington	521	2.7%	2,100	3.1%	631	2.7%	1,469	3.3%

Total NOI	19,485	100.0%	$67,132	100.0%	$22,966	100.0%	$44,166	100.0%

Reconciliation of NOI to income from continuing operations

Total NOI	$44,166
Other income and expenses:
Facility management fees	173
Interest and other income	109
Interest expense	(855)
Depreciation and amortization	(18,190)
General and administrative	(2,749)

Income from continuing operations	$22,654

Concentration of Credit Risk by Industry:
The information below depicts the industry concentration of our tenant base as of March 31, 2010. The Company analyzes this concentration to minimize significant industry exposure risk.

Percent of
Annualized
Industry	Rental Income
Business Services	14.6%
Health Services	11.2%
Computer Hardware, Software and Related Services	9.2%
Government	8.4%
Warehouse, Distribution, Transportation and Logistics	8.3%
Insurance and Financial Services	7.8%
Engineering and Construction	7.0%
Retail, Food, and Automotive	6.4%
Communications	5.3%
Aerospace/Defense Products and Services	3.9%
Home Furnishings	3.7%
Electronics	3.6%
Educational Services	2.7%
Other	7.9%

Total	100.0%

The information below depicts the Company’s top 10 customers by annualized rental income as of March 31, 2010 (in thousands):

			Percent of
		Annualized	Annualized
Tenants	Square Footage	Rental Income (1)	Rental Income
U.S. Government	507	$12,359	4.5%
Kaiser Permanente	194	4,635	1.7%
Lockheed Martin Corporation	147	4,059	1.5%
Wells Fargo Bank	101	1,767	0.6%
AARP	102	1,748	0.6%
American Intercontinental University	75	1,470	0.6%
Investorplace Media, LLC	46	1,465	0.5%
Welch Allyn Protocol, Inc.	91	1,420	0.5%
Raytheon	82	1,399	0.5%
Verizon	72	1,391	0.5%

Total	1,417	$31,713	11.5%

(1)	For leases expiring prior to December 31, 2010, annualized rental income represents income to be received under existing leases from March 31, 2010 through the date of expiration.
Comparative Analysis of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009
Results of Operations: In order to evaluate the performance of the Company’s overall portfolio over two comparable periods, management analyzes the operating performance of a consistent group of properties owned and operated throughout both periods (herein referred to as “Same Park”). Operating properties that the Company acquired subsequent to January 1, 2009 are referred to as “Non-Same Park.” For the three months ended March 31, 2010 and 2009, the Same Park facilities constitute 19.4 million rentable square feet, which includes all assets in continuing operations that the Company owned from January 1, 2009 through March 31, 2010, representing 98.2% of the total square footage of the Company’s portfolio as of March 31, 2010.

The following table presents the operating results of the Company’s properties for the three months ended March 31, 2010 and 2009 in addition to other income and expense items affecting income from continuing operations. The Company reports Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot data):

	For the Three Months Ended
	March 31,
	2010	2009	Change
Rental income:
Same Park (19.4 million rentable square feet) (1)	$66,788	$69,132	(3.4%)
Non-Same Park (350,000 rentable square feet) (2)	344	—	100.0%

Total rental income	67,132	69,132	(2.9%)

Cost of operations:
Same Park	22,859	22,436	1.9%
Non-Same Park	107	—	100.0%

Total cost of operations	22,966	22,436	2.4%

Net operating income (3):
Same Park	43,929	46,696	(5.9%)
Non-Same Park	237	—	100.0%

Total net operating income	44,166	46,696	(5.4%)

Other income and expenses:
Facility management fees	173	177	(2.3%)
Interest and other income	109	179	(39.1%)
Interest expense	(855)	(930)	(8.1%)
Depreciation and amortization	(18,190)	(22,614)	(19.6%)
General and administrative	(2,749)	(1,976)	39.1%

Income from continuing operations	$22,654	$21,532	5.2%

Same Park gross margin (4)	65.8%	67.5%	(2.5%)
Same Park weighted average for the period:
Occupancy	91.4%	91.4%	—
Annualized realized rent per square foot (5)	$15.05	$15.58	(3.4%)

(1)	See above for a definition of Same Park.

(2)	See above for a definition of Non-Same Park.

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
Supplemental Property Data and Trends: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table) from continuing operations summarized for the three months ended March 31, 2010 and 2009 by major geographic region. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following table summarizes the Same Park operating results by major geographic region for the three months ended March 31, 2010 and 2009. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2009, and the impact of such is included in Non-Same Park facilities in the table below. As part of the table below, we have reconciled total NOI to income from continuing operations (in thousands):
Three Months Ended March 31, 2010 and 2009:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	March 31,	March 31,	Increase	March 31,	March 31,	Increase	March 31,	March 31,	Increase
Region	2010	2009	(Decrease)	2010	2009	(Decrease)	2010	2009	(Decrease)
Southern California	$14,489	$15,581	(7.0%)	$4,363	$4,329	0.8%	$10,126	$11,252	(10.0%)
Northern California	4,990	5,754	(13.3%)	1,720	1,607	7.0%	3,270	4,147	(21.1%)
Southern Texas	2,395	2,568	(6.7%)	1,012	1,058	(4.3%)	1,383	1,510	(8.4%)
Northern Texas	4,225	4,213	0.3%	1,459	1,521	(4.1%)	2,766	2,692	2.7%
South Florida	7,898	8,235	(4.1%)	2,653	2,641	0.5%	5,245	5,594	(6.2%)
Virginia	15,051	14,533	3.6%	5,016	4,899	2.4%	10,035	9,634	4.2%
Maryland	9,749	9,760	(0.1%)	3,622	3,276	10.6%	6,127	6,484	(5.5%)
Oregon	4,387	4,398	(0.3%)	1,752	1,782	(1.7%)	2,635	2,616	0.7%
Arizona	1,504	1,675	(10.2%)	631	709	(11.0%)	873	966	(9.6%)
Washington	2,100	2,415	(13.0%)	631	614	2.8%	1,469	1,801	(18.4%)

Total Same Park	66,788	69,132	(3.4%)	22,859	22,436	1.9%	43,929	46,696	(5.9%)
Non-Same Park	344	—	100.0%	107	—	100.0%	237	—	100.0%

Total NOI	$67,132	$69,132	(2.9%)	$22,966	$22,436	2.4%	$44,166	$46,696	(5.4%)

Reconciliation of NOI to income from continuing operations

Total NOI	$44,166	$46,696	(5.4%)
Other income and expenses:
Facilities management fees	173	177	(2.3%)
Interest and other income	109	179	(39.1%)
Interest expense	(855)	(930)	(8.1%)
Depreciation and amortization	(18,190)	(22,614)	(19.6%)
General and administrative	(2,749)	(1,976)	39.1%

Income from continuing operations	$22,654	$21,532	5.2%

Rental Income: Rental income decreased $2.0 million for the three months ended March 31, 2010 over the same period in 2009. The decrease in rental income was due to a decrease in Same Park rental income of $2.3 million, or 3.4%, primarily due to a decrease in rental rates. The decrease was offset by an increase in Non-Same Park rental income of $344,000.
Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the three months ended March 31, 2010, $173,000 of revenue was recognized from facility management fees compared to $177,000 for the same period in 2009.
Cost of Operations: Cost of operations for the three months ended March 31, 2010 was $23.0 million compared to $22.4 million for the same period in 2009, an increase of $530,000, or 2.4%. Same Park costs of operations accounted for $423,000, or 79.8%, of the increase. The increase in cost of operations for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to an increase in repairs and maintenance costs of $699,000 as a result of an increase in snow removal costs due to severe winter storms on the East Coast partially offset by a decrease in payroll costs of $241,000.
Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended March 31, 2010 was $18.2 million compared to $22.6 million for the same period in 2009. The decrease was primarily due to a number of capital improvements that became fully depreciated combined with no acquisitions in 2008 and 2009.

General and Administrative Expense: General and administrative expense consisted of the following expenses (in thousands):

	For the Three Months Ended
	March 31,		Increase
	2010	2009	(Decrease)
Compensation expense	$749	$821	(8.8%)
Stock compensation expense	289	698	(58.6%)
Professional and investor services	403	307	31.3%
Acquisition transaction costs	1,117	—	100.0%
Other expenses	191	150	27.3%

Total	$2,749	$1,976	39.1%

For the three months ended March 31, 2010, general and administrative costs have increased $773,000, or 39.1%, over the same period in 2009. The increase for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to transaction costs associated with the acquisition of Shady Grove during the first quarter of 2010 of $1.1 million. Excluding the transaction costs, general and administrative costs decreased $344,000, or 17.4%, primarily due to lower stock compensation expense resulting from the completion of a four year long-term incentive plan for senior management in March, 2009 and a decrease in cash compensation expense due in part to personnel reductions.
Interest and Other Income: Interest and other income reflect earnings on cash balances in addition to miscellaneous income items. Interest income was $83,000 for the three months ended March 31, 2010 compared to $158,000 for the same period in 2009. The decrease was primarily attributable to lower effective interest rates. The effective interest rate for the three months ended March 31, 2010 was 0.2% compared to 1.0% for the same period in 2009.
Interest Expense: Interest expense was $855,000 for the three months ended March 31, 2010 compared to $930,000 for the same period in 2009. The decrease was primarily attributable to the repayment of a mortgage note of $5.1 million during the first quarter of 2009.
Gain on Sale of Real Estate Facility: Included in total discontinued operations is the gain on the sale of a 131,000 square foot office building located in Houston, Texas, for a gross sales price of $10.0 million, resulting in a net gain of $5.2 million during January, 2010.
Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $4.9 million of allocated income ($1.4 million allocated to preferred unit holders and $3.5 million allocated to common unit holders) for the three months ended March 31, 2010 compared to $4.9 million ($6.7 million loss allocated to preferred unit holders and $11.6 million of income allocated to common unit holders) for the same period in 2009.
Liquidity and Capital Resources
Cash and cash equivalents decreased $38.9 million from $208.2 million at December 31, 2009 to $169.3 million at March 31, 2010. The decrease was primarily the result of the acquisition of Shady Grove during the first quarter of 2010.
Net cash provided by operating activities for the three months ended March 31, 2010 and 2009 was $41.5 million and $48.2 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders in addition to providing additional cash for future growth and debt repayment.

Net cash used in investing activities was $56.3 million and $5.1 million for the three months ended March 31, 2010 and 2009, respectively. The change of $51.2 million was primarily due to cash paid for an acquisition in Maryland of $58.4 million during the first quarter of 2010 combined with an increase in capital improvements of $2.0 million. The decrease was partially offset by proceeds from the sale of real estate facility of $9.2 million during the first quarter of 2010. No properties were acquired or disposed of during the first three months of 2009.
Net cash used in financing activities was $24.1 million and $93.1 million for the three months ended March 31, 2010 and 2009, respectively. The change of $68.9 million was primarily due to cash paid for preferred equity repurchases of $62.5 million and the repayment of a mortgage note payable of $5.1 million during the first quarter of 2009.
The Company’s preferred equity outstanding is 28.6% of its market capitalization as of March 31, 2010. The Company’s capital structure is characterized by a low level of leverage. As of March 31, 2010, the Company had five fixed-rate mortgages totaling $52.5 million, which represented 2.1% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding mortgages and (3) the total number of common shares and common units outstanding at March 31, 2010 multiplied by the closing price of the stock on that date. The weighted average interest rate for the mortgages is 5.8% per annum. The Company had 7.0% of its properties, in terms of net book value, encumbered at March 31, 2010.
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
The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank which expires on August 1, 2010. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. At the option of the Company, the rate of interest charged is equal to (i) the prime rate or (ii) a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.70% to LIBOR plus 1.50% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 0.85%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% of the borrowing limit (currently 0.20%). In connection with the modification of the Credit Facility, the Company paid a fee of $300,000, which is being amortized over the life of the Credit Facility. The Company had no balance outstanding under the Credit Facility at March 31, 2010 or December 31, 2009.
Non-GAAP Supplemental Disclosure Measure: Funds from Operations: Management believes that Funds from Operations (“FFO”) is a useful supplemental measure of the Company’s operating performance. The Company computes FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income, computed in accordance with GAAP, before depreciation, amortization, gains or losses on asset dispositions, net income allocable to noncontrolling interests —common units, net income allocable to restricted stock unit holders and nonrecurring items. Management believes that FFO provides a useful measure of the Company’s operating performance and when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income.

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
FFO for the Company is computed as follows (in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Net income allocable to common shareholders	$11,740	$32,588
Gain on sale of real estate facility	(5,153)	—
Depreciation and amortization (1)	18,190	22,743
Net income allocable to noncontrolling interests — common units	3,513	11,629
Net income allocable to restricted stock unit holders	51	222

Consolidated FFO allocable to common and dilutive shares	28,341	67,182
FFO allocated to noncontrolling interests — common units	(6,505)	(17,579)
FFO allocated to restricted stock unit holders	(95)	(342)

FFO allocated to common shares	$21,741	$49,261

(1)	Includes depreciation from discontinued operations.
FFO allocable to common and dilutive shares for the three months ended March 31, 2010 decreased $38.8 million compared to the same periods in 2009. The decrease in FFO for the three months ended March 31, 2010 over the same period in 2009 was primarily due to the net gain of $35.6 million on the repurchase of preferred equity during the first quarter of 2009, a decrease in net operating income and an increase in general and administrative costs. In addition to the impact of rental rate reductions, net operating income was also impacted by a significant increase in snow removal costs over the same period in 2009 due to severe winter storms on the East Coast. The increase in general and administrative costs over the prior year was primarily related to $1.1 million of transaction costs related to a recent property acquisition.
Capital Expenditures: During the three months ended March 31, 2010, the Company expended $5.0 million in recurring capital expenditures, or $0.26 per weighted average square foot owned. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the three months ended March 31, 2009, the Company expended $4.9 million in recurring capital expenditures, or $0.25 per weighted average square foot owned. The following table depicts actual capital expenditures (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
Recurring capital expenditures	$4,977	$4,938
Property renovations and other capital expenditures	2,078	137

Total capital expenditures	$7,055	$5,075

Repurchase of Common Stock: The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million, or an average cost per share of $35.84. Under existing board authorizations, the Company can repurchase an additional 2.2 million shares. No shares of common stock were repurchased under this program during the three months ended March 31, 2010 and 2009.

Repurchase of Preferred Equity: During March, 2009, the Company paid $50.2 million to repurchase 3,208,174 various depositary shares, each representing 1/1,000 of a share of Cumulative Redeemable Preferred Stock and $12.3 million to repurchase 853,300 units of various series of Cumulative Redeemable Preferred Units for a weighted average purchase price of $15.40 per share/unit. The purchase price discount, equaling the liquidation value of $25.00 per depositary share/unit over the weighted average purchase price per share/unit of $15.40, was added to net income allocable to common shareholders, net of the original issue discount.
Redemption of Preferred Equity: On May 3, 2010, the Board of Directors approved the redemption of the Company’s 7.950% Series G Cumulative Redeemable Preferred Units at its aggregate par value of $20.0 million and the 7.950% Cumulative Preferred Stock, Series K at its aggregate par value of $54.1 million, in each case, together with accrued unpaid dividends. The Company expects to complete the redemptions by June 30, 2010.
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
At March 31, 2010, PS owned 23.7% of the outstanding shares of the Company’s common stock and 23.0% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 41.2% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PS. Harvey Lenkin is a Director of both the Company and PS.
Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $206,000 and $93,000 for the three months ended March 31, 2010 and 2009, respectively. In addition, the Company provides property management services for properties owned by PS and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled $173,000 and $177,000 for the three months ended March 31, 2010 and 2009, respectively. In December, 2006, PS also began providing property management services for the mini storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contracts with PS totaled $12,000 and $16,000 for the three months ended March 31, 2010 and 2009, respectively.
The PS Business Parks name and logo is owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six-months written notice.
Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.
Contractual Obligations: The Company is scheduled to pay cash dividends of $50.1 million per year on its preferred equity outstanding as of March 31, 2010. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At March 31, 2010, the Company’s debt as a percentage of equity was 3.6%.
The Company’s market risk sensitive instruments at March 31, 2010 include mortgage notes payable of $52.5 million and the Company’s Credit Facility. All of the Company’s mortgage notes payable bear interest at fixed rates. At March 31, 2010, the Company had no borrowings outstanding under its Credit Facility. See Notes 5 and 6 to the consolidated financial statements for terms, valuations and approximate principal maturities of the mortgage notes payable and line of credit as of March 31, 2010. Based on borrowing rates currently available to the Company, combined with the amount of fixed-rate debt financing, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 4.	CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2010, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. The authorization does not expire. Purchases will be made subject to market conditions and other investment opportunities available to the Company.
During the three months ended March 31, 2010, there were no shares of the Company’s common stock repurchased. As of March 31, 2010, 2,206,221 shares remain available for repurchase under the program.
See Note 9 to the consolidated financial statements for additional information on repurchases of equity securities.

ITEM 5.	OTHER INFORMATION
We held our annual meeting of shareholders on May 3, 2010, at which two proposals were submitted to, and approved by, our stockholders. The proposals are described in detail in our proxy statement for the 2010 Annual Meeting filed with the Securities and Exchange Commission on April 5, 2010. The final results for the votes for each proposal are set forth below.
1. Our stockholders elected nine directors to our Board of Directors to hold office until the 2011 Annual Meeting or until their successors are duly qualified and elected. The votes for each nominee were as follows:

	Total Votes
	Voted For	Withheld	Broker Non-Votes
Ronald L. Havner, Jr.	21,374,807	277,794	399,161
Joseph D. Russell, Jr.	21,475,961	176,640	399,161
R. Wesley Burns	21,578,691	73,910	399,161
Jennifer H. Dunbar	21,552,415	100,186	399,161
Arthur M. Friedman	21,447,904	204,697	399,161
James H. Kropp	21,474,540	178,061	399,161
Harvey Lenkin	21,376,364	276,237	399,161
Sara G. Lewis	21,578,569	74,032	399,161
Michael V. McGee	21,552,337	100,264	399,161
2. The shareholders ratified the appointment of Ernst & Young LLP as PS Business Parks’ independent registered public accounting firm for the fiscal year ended December 31, 2010. There were 21,718,967 votes cast for ratification; 272,415 votes cast against ratification; and 60,380 votes abstained and no broker non-votes.

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

Dated: May 6, 2010 PS BUSINESS PARKS, INC.
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