Form 10-Q
period 2010-06-30
PS BUSINESS PARKS INC/CA
filed 2010-08-06
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
As of July 31, 2010, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 24,602,613.

PS BUSINESS PARKS, INC.
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated balance sheets as of June 30, 2010 (unaudited) and December 31, 2009	3

Consolidated statements of income (unaudited) for the three and six months ended June 30, 2010 and 2009	4

Consolidated statement of equity (unaudited) for the six months ended June 30, 2010	5

Consolidated statements of cash flows (unaudited) for the six months ended June 30, 2010 and 2009	6

Notes to consolidated financial statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6. Exhibits	40
Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$43,696	$208,229

Real estate facilities, at cost:
Land	507,531	493,709
Buildings and equipment	1,649,153	1,528,044

	2,156,684	2,021,753
Accumulated depreciation	(740,725)	(707,209)

	1,415,959	1,314,544
Property held for disposition, net	—	4,260
Land held for development	6,829	6,829

	1,422,788	1,325,633

Rent receivable	2,458	2,313
Deferred rent receivable	22,010	21,596
Other assets	10,782	7,051

Total assets	$1,501,734	$1,564,822

LIABILITIES AND EQUITY

Accrued and other liabilities	$49,937	$46,298
Mortgage notes payable	52,207	52,887

Total liabilities	102,144	99,185

Commitments and contingencies

Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 22,877 and 25,042 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	571,921	626,046
Common stock, $0.01 par value, 100,000,000 shares authorized, 24,600,560 and 24,399,509 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	245	243
Paid-in capital	556,240	548,393
Cumulative net income	744,227	699,291
Cumulative distributions	(703,738)	(658,294)

Total PS Business Parks, Inc.’s shareholders’ equity	1,168,895	1,215,679

Noncontrolling interests:
Preferred units	53,418	73,418
Common units	177,277	176,540

Total noncontrolling interests	230,695	249,958

Total equity	1,399,590	1,465,637

Total liabilities and equity	$1,501,734	$1,564,822

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$69,878	$67,375	$137,010	$136,507
Facility management fees	163	173	336	350

Total operating revenues	70,041	67,548	137,346	136,857

Expenses:
Cost of operations	21,720	21,251	44,686	43,687
Depreciation and amortization	18,666	21,970	36,856	44,584
General and administrative	2,400	1,538	5,149	3,514

Total operating expenses	42,786	44,759	86,691	91,785

Other income and expenses:
Interest and other income	91	68	200	247
Interest expense	(856)	(881)	(1,711)	(1,811)

Total other income and expenses	(765)	(813)	(1,511)	(1,564)

Income from continuing operations	26,490	21,976	49,144	43,508

Discontinued operations:
Income from discontinued operations	—	176	34	343
Gain on sale of land and real estate facility	—	1,488	5,153	1,488

Total discontinued operations	—	1,664	5,187	1,831

Net income	$26,490	$23,640	$54,331	$45,339

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$2,749	$2,900	$6,261	$14,523
Noncontrolling interests — preferred units	1,752	1,381	3,134	(5,333)

Total net income allocable to noncontrolling interests	4,501	4,281	9,395	9,190

Net income allocable to PS Business Parks, Inc.:
Common shareholders	9,229	8,152	20,974	40,757
Preferred shareholders	12,723	11,155	23,878	(4,871)
Restricted stock unit holders	37	52	84	263

Total net income allocable to PS Business Parks, Inc.	21,989	19,359	44,936	36,149

	$26,490	$23,640	$54,331	$45,339

Net income per common share — basic:
Continuing operations	$0.38	$0.34	$0.69	$1.92
Discontinued operations	$—	$0.06	$0.16	$0.07
Net income	$0.38	$0.40	$0.86	$1.99

Net income per common share — diluted:
Continuing operations	$0.37	$0.34	$0.69	$1.91
Discontinued operations	$—	$0.06	$0.16	$0.07
Net income	$0.37	$0.39	$0.85	$1.98

Weighted average common shares outstanding:
Basic	24,524	20,531	24,469	20,501

Diluted	24,669	20,652	24,611	20,605

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENT OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Unaudited, in thousands, except share data)

								Total PS
								Business Parks,
								Inc.’s
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity	Interests	Equity
Balances at December 31, 2009	25,042	$626,046	24,399,509	$243	$548,393	$699,291	$(658,294)	$1,215,679	$249,958	$1,465,637
Redemption of preferred units	—	—	—	—	582	—	—	582	(20,582)	(20,000)
Redemption of preferred stock	(2,165)	(54,125)	—	—	1,854	—	(1,854)	(54,125)	—	(54,125)
Exercise of stock options	—	—	181,036	2	5,894	—	—	5,896	—	5,896
Stock compensation, net	—	—	20,015	—	421	—	—	421	—	421
Net income	—	—	—	—	—	44,936	—	44,936	9,395	54,331
Distributions:
Preferred stock	—	—	—	—	—	—	(22,024)	(22,024)	—	(22,024)
Common stock	—	—	—	—	—	—	(21,566)	(21,566)	—	(21,566)
Noncontrolling interests	—	—	—	—	—	—	—	—	(8,980)	(8,980)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	(904)	—	—	(904)	904	—

Balances at June 30, 2010	22,877	$571,921	24,600,560	$245	$556,240	$744,227	$(703,738)	$1,168,895	$230,695	$1,399,590

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months
	Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$54,331	$45,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	36,856	44,840
In-place lease adjustment	98	(161)
Lease incentives net of tenant improvement reimbursements	(265)	(174)
Amortization of mortgage premium	(140)	(134)
Gain on sale of land and real estate facility	(5,153)	(1,488)
Stock compensation	1,135	1,713
Decrease in receivables and other assets	587	2,019
Increase in accrued and other liabilities	1,467	1,332

Total adjustments	34,585	47,947

Net cash provided by operating activities	88,916	93,286

Cash flows from investing activities:
Capital improvements to real estate facilities	(17,709)	(11,367)
Acquisition of real estate facilities	(123,582)	—
Proceeds from sale of land and real estate facility	9,181	2,557

Net cash used in investing activities	(132,110)	(8,810)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(540)	(527)
Repayment of mortgage note payable	—	(5,128)
Proceeds from the exercise of stock options	5,896	678
Shelf registration costs	—	(75)
Redemption of preferred stock	(54,125)	—
Redemption of preferred units	(20,000)	—
Repurchase of preferred stock	—	(50,199)
Repurchase of preferred units	—	(12,335)
Distributions paid to common shareholders	(21,566)	(18,044)
Distributions paid to preferred shareholders	(22,024)	(22,351)
Distributions paid to noncontrolling interests — common units	(6,428)	(6,428)
Distributions paid to noncontrolling interests — preferred units	(2,552)	(3,084)

Net cash used in financing activities	(121,339)	(117,493)

Net decrease in cash and cash equivalents	(164,533)	(33,017)
Cash and cash equivalents at the beginning of the period	208,229	55,015

Cash and cash equivalents at the end of the period	$43,696	$21,998

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months
	Ended June 30,
	2010	2009
Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests — common units	$904	$9,645
Paid-in capital	$(904)	$(9,645)
Gain on repurchase of preferred equity:
Preferred stock	$—	$(30,005)
Preferred units	$—	$(8,997)
Paid-in capital	$—	$39,002
Effect of redemption/repurchase of preferred equity:
Cumulative distributions	$(1,854)	$(2,783)
Noncontrolling interest — common units	$(582)	$(580)
Paid-in capital	$2,436	$3,363
See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
1. Organization and description of business
PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of June 30, 2010, PSB owned 77.1% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units are owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”
The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties, primarily multi-tenant flex, office and industrial space. As of June 30, 2010, the Company owned and operated 20.7 million rentable square feet of commercial space located in eight states. The Company also manages 1.4 million rentable square feet on behalf of PS and its affiliated entities.
References to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).
2. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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

Allowance for doubtful accounts
The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 at June 30, 2010 and December 31, 2009.
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
Intangible assets/liabilities
Intangible assets and liabilities include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values (included in other assets and accrued liabilities in the accompanying consolidated balance sheets) are amortized to rental income over the remaining non-cancelable terms of the respective leases. The Company recorded net amortization of $136,000 and $75,000 of intangible assets and liabilities resulting from the above-market and below-market lease values during the three months ended June 30, 2010 and 2009, respectively. Amortization was $98,000 and $161,000 for each of the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, the value of in-place leases resulted in a net intangible asset of $5.3 million, net of $1.4 million of accumulated amortization, and a net intangible liability of $1.5 million, net of $1.3 million of accumulated amortization. As of December 31, 2009, the value of in-place leases resulted in a net intangible asset of $94,000, net of $1.1 million of accumulated amortization, and a net intangible liability of $247,000, net of $1.1 million of accumulated amortization.

Evaluation of asset impairment
The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At June 30, 2010, the Company did not consider any assets to be impaired.
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
The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of June 30, 2010, the Company did not recognize any tax benefit for uncertain tax positions.
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
Net income allocation
Net income was allocated as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units:
Continuing operations	$2,749	$2,465	$5,072	$14,044
Discontinued operations	—	435	1,189	479

Total net income allocable to noncontrolling interests — common units	2,749	2,900	6,261	14,523

Noncontrolling interests — preferred units:
Distributions to preferred unit holders	1,170	1,381	2,552	3,084
Issuance costs related to the redemption of preferred units	582		582	—
Gain on repurchase of preferred units, net of issuance costs	—	—	—	(8,417)

Total net income allocable to noncontrolling interests — preferred units	1,752	1,381	3,134	(5,333)

Total net income allocable to noncontrolling interests	4,501	4,281	9,395	9,190

Net income allocable to PS Business Parks, Inc.:
Common shareholders:
Continuing operations	9,229	6,931	16,993	39,414
Discontinued operations	—	1,221	3,981	1,343

Total net income allocable to common shareholders	9,229	8,152	20,974	40,757

Preferred shareholders:
Distributions to preferred shareholders	10,869	11,155	22,024	22,351
Issuance costs related to the redemption of preferred stock	1,854		1,854	—
Gain on repurchase of preferred stock, net of issuance costs	—	—	—	(27,222)

Total net income allocable to preferred shareholders	12,723	11,155	23,878	(4,871)

Restricted stock unit holders:
Continuing operations	37	44	67	254
Discontinued operations	—	8	17	9

Total net income allocable to restricted stock unit holders	37	52	84	263

Total net income allocable to PS Business Parks, Inc.	21,989	19,359	44,936	36,149

	$26,490	$23,640	$54,331	$45,339

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net income allocable to common shareholders	$9,229	$8,152	$20,974	$40,757

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	24,524	20,531	24,469	20,501
Net effect of dilutive stock compensation — based on treasury stock method using average market price	145	121	142	104

Diluted weighted average common shares outstanding	24,669	20,652	24,611	20,605

Net income per common share — Basic	$0.38	$0.40	$0.86	$1.99

Net income per common share — Diluted	$0.37	$0.39	$0.85	$1.98

Options to purchase 78,000 and 210,000 shares for the three months ended June 30, 2010 and 2009, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive. Options to purchase 78,000 and 220,000 shares for the six months ended June 30, 2010 and 2009, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.
Segment reporting
The Company views its operations as one segment.
Reclassifications
Certain reclassifications have been made to the consolidated financial statements for 2009 in order to conform to the 2010 presentation.
3. Real estate facilities
The activity in real estate facilities for the six months ended June 30, 2010 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Equipment	Depreciation	Total
Balances at December 31, 2009	$493,709	$1,528,044	$(707,209)	$1,314,544
Acquisition of real estate facilities	13,822	106,740	—	120,562
Capital improvements	—	17,709	—	17,709
Disposals	—	(3,340)	3,340	—
Depreciation expense	—	—	(36,856)	(36,856)

Balances at June 30, 2010	$507,531	$1,649,153	$(740,725)	$1,415,959

On June 30, 2010, the Company acquired a two-building multi-tenant office park, known as Tycon II and Tycon III, aggregating 270,000 square feet in Tysons Corner, Virginia, for $35.4 million.
On June 18, 2010, the Company acquired Parklawn Business Park, a 232,000 square foot multi-tenant office and flex business park located in Rockville, Maryland, for $23.4 million.

On April 21, 2010, the Company acquired a portfolio of assets in Austin, Texas, aggregating 704,000 square feet of multi-tenant flex business parks for $42.9 million. In connection with the purchase, the Company received a $256,000 credit for committed tenant improvements.
On March 16, 2010, the Company acquired Shady Grove Executive Center, a 350,000 square foot multi-tenant office business park located in Rockville, Maryland, for $60.0 million. In connection with the purchase, the Company received a $1.6 million credit for committed tenant improvements and leasing commissions.
In connection with the 2010 acquisitions, the Company incurred acquisition transaction costs of $787,000 and $1.9 million for the three and six months ended June 30, 2010, respectively. The Company did not acquire any assets or assume any liabilities during the six months ended June 30, 2009.
The following table summarizes the assets acquired and liabilities assumed during the six months ended June 30, 2010 (in thousands):

Land	$13,822
Buildings and equipment	106,740
Above-market in-place lease value	5,468
Below-market in-place lease value	(1,404)

Total purchase price	124,626
Net operating assets acquired and liabilities assumed	(1,044)

Total cash paid	$123,582

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
The following summarizes the condensed results of operations for the property sold during the first quarter of 2010 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Rental income	$—	$601	$91	$1,216
Cost of operations	—	(298)	(57)	(617)
Depreciation	—	(127)	—	(256)

Income from discontinued operations	$—	$176	$34	$343

In addition to minimum rental payments, tenants reimburse the Company for their pro rata share of specified operating expenses, which amounted to $16,000 for the six months ended June 30, 2010. Reimbursements were $66,000 and $153,000 for the three and six months ended June 30, 2009, respectively. These amounts are included as rental income in the table presented above.
During May, 2009, the Company sold 3.4 acres of land held for development in Portland, Oregon, for a gross sales price of $2.7 million, resulting in a net gain of $1.5 million.
As of June 30, 2010, the Company has a development in progress on a parcel within its Miami International Commerce Center in Miami, Florida, which upon completion is expected to comprise 75,000 square feet of leasable small-bay industrial space. As of June 30, 2010, $3.8 million of the estimated $5.4 million has been expended for the development. The construction is scheduled to be completed in the third quarter of 2010.
4. Leasing activity
The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues excluding recovery of operating expenses as of June 30, 2010 under these leases are as follows (in thousands):

2010	$105,933
2011	178,380
2012	127,257
2013	83,926
2014	51,949
Thereafter	107,858

Total	$655,303

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $14.2 million and $13.7 million for the three months ended June 30, 2010 and 2009, respectively and $28.6 million and $27.5 million for the six months ended June 30, 2010 and 2009, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.
Leases accounting for 5.7% of total leased square footage are subject to termination options which include leases accounting for 2.2% of total leased square footage having termination options exercisable through December 31, 2010. In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.
5. Bank loans
Subsequent to June 30, 2010, the Company extended the term of its line of credit (the “Credit Facility”) with Wells Fargo Bank to August 1, 2012. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. The rate of interest charged is equal to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.60% to LIBOR plus 2.60% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 2.00%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.40% of the borrowing limit (currently 0.25%). The Company had no balance outstanding on its Credit Facility at June 30, 2010 or December 31, 2009. The Credit Facility requires the Company to meet certain covenants, with which the Company was in compliance at June 30, 2010.

6. Mortgage notes payable
Mortgage notes consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
5.73% mortgage note, secured by one commercial property with a net book value of $28.7 million, principal and interest payable monthly, due March, 2013	$13,868	$14,006
6.15% mortgage note, secured by one commercial property with a net book value of $27.5 million, principal and interest payable monthly, due November, 2031 (1)	16,201	16,446
5.52% mortgage note, secured by one commercial property with a net book value of $15.6 million, principal and interest payable monthly, due May, 2013	9,697	9,819
5.68% mortgage note, secured by one commercial property with a net book value of $17.3 million, principal and interest payable monthly, due May, 2013	9,717	9,836
5.61% mortgage note, secured by one commercial property with a net book value of $5.7 million, principal and interest payable monthly, due January, 2011 (2)	2,724	2,780

Total	$52,207	$52,887

(1)
The mortgage note has a stated principal balance of $15.9 million and a stated interest rate of 7.20%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 6.15%. The unamortized premiums were $320,000 and $427,000 as of June 30, 2010 and December 31, 2009, respectively. This mortgage is repayable without penalty beginning November, 2011.

(2)
The mortgage note has a stated principal balance of $2.7 million and a stated interest rate of 7.61%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 5.61%. The unamortized premiums were $40,000 and $73,000 as of June 30, 2010 and December 31, 2009, respectively.

At June 30, 2010, mortgage notes payable had a weighted average interest rate of 5.8% and a weighted average maturity of 8.5 years with principal payments as follows (in thousands):

2010	$696
2011	3,984
2012	1,174
2013	31,573
2014	371
Thereafter	14,409

Total	$52,207

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
At June 30, 2010, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. On a fully converted basis, assuming all 7,305,355 noncontrolling interests — common units were converted into shares of common stock of PSB at June 30, 2010, the noncontrolling interests — common units would convert into 22.9% of the common shares outstanding. Combined with PS’s common stock ownership, on a fully converted basis, PS has a combined ownership of 41.1% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the noncontrolling interest based upon the ownership interest, and an adjustment is made to the noncontrolling interest, with a corresponding adjustment to paid-in capital, to reflect the noncontrolling interests’ equity interest in the Company.
Preferred partnership units
Through the Operating Partnership, the Company had the following preferred units outstanding as of June 30, 2010 and December 31, 2009:

				June 30, 2010		December 31, 2009
		Earliest Potential	Dividend	Units	Amount	Units	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)	Outstanding	(in thousands)
Series J	May & June, 2004	May, 2009	7.500%	1,710,000	$42,750	1,710,000	$42,750
Series N	December, 2005	December, 2010	7.125%	223,300	5,583	223,300	5,583
Series Q	March, 2007	March, 2012	6.550%	203,400	5,085	203,400	5,085
Series G	October, 2002	October, 2007	7.950%	—	—	800,000	20,000

Total				2,136,700	$53,418	2,936,700	$73,418

On May 12, 2010, the Company redeemed 800,000 units of its 7.950% Series G Cumulative Redeemable Preferred Units for $20.0 million. The Company reported the excess of the redemption amount over the carrying amount of $582,000, equal to the original issuance costs, as a reduction of net income allocable to common shareholders for the three and six months ended June 30, 2010.
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

The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of June 30, 2010, the Company had $1.5 million of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.
8. Related party transactions
Concurrent with the public offering, as discussed in Note 9, the Company sold 383,333 shares of common stock to PS for net proceeds of $17.8 million in 2009.
Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and its affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $112,000 and $93,000 for the three months ended June 30, 2010 and 2009, respectively and $319,000 and $186,000 for the six months ended June 30, 2010 and 2009, respectively.
The Operating Partnership manages industrial, office and retail facilities for PS and its affiliated entities. These facilities, all located in the United States, operate under the “Public Storage” or “PS Business Parks” names. The PS Business Parks name and logo is owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.
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
The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under these contracts were $163,000 and $173,000 for the three months ended June 30, 2010 and 2009, respectively and $336,000 and $350,000 for the six months ended June 30, 2010 and 2009, respectively.
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

Either the Company or PS can cancel the property management contract upon 60 days notice. Management fee expenses under the contract were $12,000 and $10,000 for the three months ended June 30, 2010 and 2009, respectively and $23,000 and $27,000 for the six months ended June 30, 2010 and 2009, respectively.
The Company had amounts due from PS of $134,000 and $396,000 at June 30, 2010 and December 31, 2009, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.
9. Shareholders’ equity
Preferred stock
As of June 30, 2010 and December 31, 2009, the Company had the following series of preferred stock outstanding:

				June 30, 2010		December 31, 2009
		Earliest Potential	Dividend	Shares	Amount	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)	Outstanding	(in thousands)
Series H	January & October, 2004	January, 2009	7.000%	6,340,776	$158,520	6,340,776	$158,520
Series I	April, 2004	April, 2009	6.875%	2,745,050	68,626	2,745,050	68,626
Series L	August, 2004	August, 2009	7.600%	1,935,000	48,375	1,935,000	48,375
Series M	May, 2005	May, 2010	7.200%	3,182,000	79,550	3,182,000	79,550
Series O	June & August, 2006	June, 2011	7.375%	3,384,000	84,600	3,384,000	84,600
Series P	January, 2007	January, 2012	6.700%	5,290,000	132,250	5,290,000	132,250
Series K	June, 2004	June, 2009	7.950%	—	—	2,165,000	54,125

Total				22,876,826	$571,921	25,041,826	$626,046

On June 7, 2010, the Company redeemed 2,165,000 depositary shares, each representing 1/1,000 of a share of 7.950% Cumulative Preferred Stock, Series K, for $54.1 million. The Company reported the excess of the redemption amount over the carrying amount of $1.9 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders for the three and six months ended June 30, 2010.
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
The Company paid $10.9 million and $11.2 million in distributions to its preferred shareholders for the three months ended June 30, 2010 and 2009, respectively. The Company paid $22.0 million and $22.4 million in distributions to its preferred shareholders for the six months ended June 30, 2010 and 2009, respectively.
Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured.
Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. As of June 30, 2010, the Company had $18.8 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock
On August 14, 2009, the Company closed the sale of 3,450,000 shares of common stock in a public offering and concurrently sold 383,333 shares of common stock to PS. The aggregate net proceeds were $171.2 million.
The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million or an average cost per share of $35.84. Under existing board authorizations, the Company can repurchase an additional 2.2 million shares. No shares of common stock were repurchased under this program during the six months ended June 30, 2010 and 2009.
The Company paid $10.8 million ($0.44 per common share) and $9.0 million ($0.44 per common share) in distributions to its common shareholders for the three months ended June 30, 2010 and 2009, respectively and $21.6 million ($0.88 per common share) and $18.0 million ($0.88 per common share) for the six months ended June 30, 2010 and 2009, respectively.
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
The weighted average grant date fair value of options granted during the six months ended June 30, 2010 and 2009 was $6.08 per share and $4.14 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the six months ended June 30, 2010 and 2009, respectively: a dividend yield of 3.3% and 4.4%; expected volatility of 17.5% and 19.4%; expected life of five years; and risk-free interest rates of 2.4% and 2.0%.
The weighted average grant date fair value of restricted stock units granted during the six months ended June 30, 2010 and 2009 was $52.35 and $35.00, respectively. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant.

At June 30, 2010, there were a combined total of 887,000 options and restricted stock units authorized to grant. Information with respect to outstanding options and nonvested restricted stock units granted under the 1997 Plan and 2003 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2009	542,752	$39.43
Granted	281,000	$52.68
Exercised	(181,036)	$32.56
Forfeited	(2,000)	$68.90

Outstanding at June 30, 2010	640,716	$47.09	6.61 Years	$6,152

Exercisable at June 30, 2010	301,716	$40.94	3.61 Years	$4,773

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2009	119,091	$53.64
Granted	6,500	$52.35
Vested	(31,797)	$56.37
Forfeited	—	—

Nonvested at June 30, 2010	93,794	$52.63

Included in the Company’s consolidated statements of income for the three months ended June 30, 2010 and 2009, was $147,000 and $142,000, respectively, in net compensation expense related to stock options. Net compensation expense of $241,000 and $264,000 related to stock options was recognized during the six months ended June 30, 2010 and 2009, respectively. Net compensation expense of $334,000 and $415,000 related to restricted stock units was recognized during the three months ended June 30, 2010 and 2009, respectively. Net compensation expense of $813,000 and $1.3 million related to restricted stock units was recognized during the six months ended June 30, 2010 and 2009, respectively.
As of June 30, 2010, there was $1.9 million of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 4.3 years. As of June 30, 2010, there was $3.2 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 3.3 years.
Cash received from 181,036 stock options exercised during the six months ended June 30, 2010 was $5.9 million. Cash received from 22,100 stock options exercised during the six months ended June 30, 2009 was $678,000. The aggregate intrinsic value of the stock options exercised during the six months ended June 30, 2010 and 2009 was $3.7 million and $312,000, respectively.
During the six months ended June 30, 2010, 31,797 restricted stock units vested; in settlement of these units, 20,015 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the six months ended June 30, 2010 was $1.7 million. During the six months ended June 30, 2009, 101,817 restricted stock units vested; in settlement of these units, 63,495 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the six months ended June 30, 2009 was $3.6 million.
In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income was $39,000 and $68,000 in compensation expense for the three months ended June 30, 2010 and 2009, respectively and $81,000 and $99,000 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and 2009, there was $411,000 and $321,000, respectively, of unamortized compensation expense related to these shares.

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
Overview
As of June 30, 2010, the Company owned and operated 20.7 million rentable square feet of multi-tenant flex, industrial and office properties located in eight states.
The Company focuses on increasing profitability and cash flow aimed at maximizing shareholder value. The Company strives to maintain high occupancy levels while increasing rental rates when market conditions allow, although the Company may decrease rental rates in markets where conditions require. The Company also acquires properties it believes will create long-term value, and from time to time disposes of properties which no longer fit within the Company’s strategic objectives or in situations where the Company believes it can optimize cash proceeds. Operating results are driven by income from rental operations and are therefore substantially influenced by rental demand for space within our properties and rental rates.
During the first six months of 2010, the Company successfully leased or re-leased 2.8 million square feet of space while experiencing a decrease in rental rates. Total net operating income for the six months ended June 30, 2010 decreased $496,000, or 0.5%, compared to the six months ended June 30, 2009. See further discussion of operating results below.
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
Effect of Economic Conditions on the Company’s Operations:
During the first six months of 2010, the impact of the recession and weak economic conditions continued to affect commercial real estate negatively as the Company experienced a decrease in new rental rates over expiring rental rates on executed leases. Although it is uncertain what impact the current economic conditions will have on the Company’s ability to maintain current occupancy levels and rental rates, management expects that the decrease in rental rates on new and renewal transactions will result in a decrease in rental income for 2010 when compared to 2009. The current economic condition may have a significant impact on the Company, potentially resulting in further reductions in occupancy and rental rates.
While the Company historically has experienced a low level of write-offs due to bankruptcy, there is inherent uncertainty in a tenant’s ability to continue paying rent when in bankruptcy. As of July 31, 2010, the Company had 17,000 square feet of leased space occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. In addition, the Company had tenants occupying 297,000 square feet who vacated their space during the six months ended June 30, 2010 prior to their scheduled lease expiration as a result of business failures. As of June 30, 2010, 119,000 square feet of the vacated square feet, or approximately 40%, has been re-leased. During the six months ended June 30, 2010 and 2009, write-offs of unpaid rents were $734,000 and $667,000, respectively. During the six months ended June 30, 2010, we also recorded $716,000 of accelerated depreciation expense related to unamortized tenant improvements and lease commissions for leases terminated prior to their scheduled expiration. A number of other tenants have contacted us, requesting early termination of their lease, a reduction in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.

Company Performance and Effect of Economic Conditions on Primary Markets:
The Company’s operations are substantially concentrated in 10 regions. Current market conditions for each region are summarized below. During the six months ended June 30, 2010, rental rates on new and renewed leases within the Company’s overall portfolio decreased 15.4% over expiring rents. The Company’s overall vacancy rate at June 30, 2010 was 8.6%, down from 10.7% as of June 30, 2009. Below is a summary of the general market conditions as well as the Company’s operating statistics for each of the 10 regions in which the Company operates. The Company has compiled the market information set forth below using third party reports for each respective market. The Company considers these sources to be reliable, but there can be no assurance that the information in these reports is accurate.
The Company owns 4.0 million square feet in Southern California located in Los Angeles, Orange and San Diego Counties. Market vacancies have increased due to the continued weakness in the economy and the resulting job losses combined with the lack of credit availability and its effect on businesses. These factors have created significantly more competition for tenants, which in turn has placed pressure on occupancy and rental rates. Vacancy rates in Southern California range from 4.7% to 17.6%. The Company’s vacancy rate in this region at June 30, 2010 was 6.1%. Although the overall market experienced negative net absorption of 0.1% for the six months ended June 30, 2010, the Company’s weighted average occupancy for the region increased from 90.4% for the first six months of 2009 to 92.7% for the first six months of 2010. However, annualized realized rent per square foot decreased 7.4% from $17.22 per square foot for the first six months of 2009 to $15.94 per square foot for the first six months of 2010 as the Company reduced rental rates in an effort to maintain and grow occupancy.
The Company owns 1.8 million square feet in Northern California with concentrations in Sacramento, the East Bay (Hayward and San Ramon) and Silicon Valley (San Jose and Santa Clara). Vacancy rates in these submarkets are 23.2%, 21.4% and 19.3%, respectively. The Company’s vacancy rate in its Northern California portfolio at June 30, 2010 was 7.5%. During the first six months of 2010, demand in these submarkets remained slow. Company consolidations continued to be the trend in this submarket, which negatively impacted both rental and occupancy rates. For the six months ended June 30, 2010, the combined submarkets experienced negative net absorption of 0.4%. The Company’s weighted average occupancy in this region increased from 86.7% for the first six months of 2009 to 89.0% for the first six months of 2010. However, annualized realized rent per square foot decreased 10.9% from $13.72 per square foot for the first six months of 2009 to $12.23 per square foot for the first six months of 2010 as the Company reduced rental rates in an effort to maintain occupancy.
The Company owns 1.7 million square feet in Southern Texas, specifically in the Austin and Houston markets. During the second quarter of 2010, the Company acquired a portfolio of assets in Austin aggregating 704,000 square feet of multi-tenant flex business parks. Market vacancy rates are 14.2% in the Austin market and 16.4% in the Houston market. The Company’s vacancy rate for these combined markets at June 30, 2010 was 12.5%. During the first six months of 2010, demand remained flat in these markets. The combined markets experienced positive net absorption of 0.1% for the six months ended June 30, 2010 as opposed to the net negative absorption experienced in 2009. The Company’s weighted average occupancy in this region increased from 84.8% for the first six months of 2009 to 86.1% for the first six months of 2010. The increase in weighted average occupancy was a result of current year acquisition with a higher weighted average occupancy of 89.1% for the six months ended June 30, 2010. Weighted average occupancy for the Company’s Same Park portfolio for this market increased from 84.8% for the first six months of 2009 to 85.1% for the first six months of 2010. Including current year acquisition, annualized realized rent per square foot decreased 4.5% from $11.36 per square foot for the first six months of 2009 to $10.85 per square foot for the first six months of 2010.
The Company owns 1.7 million square feet in Northern Texas, primarily located in the Dallas Metroplex market. The market vacancy rate in Las Colinas, where significant concentration of the Company’s Northern Texas portfolio is located, is 11.1%. The Company’s vacancy rate at June 30, 2010 in this market was 7.5%. During the first six months of 2010, this market showed signs of slow recovery from the impact of the national recession. For the six months ended June 30, 2010, the market experienced negative net absorption of 0.4%. The Company’s weighted average occupancy for the region decreased from 91.8% for the first six months of 2009 to 91.7% for the first six months of 2010. Despite the decrease in weighted average occupancy, annualized realized rent per square foot increased 2.2% from $10.62 per square foot for the first six months of 2009 to $10.85 per square foot for the first six months of 2010 as rental rates increased modestly on in-place leases partially offset by rental rate reductions on new and renewed leases.

\

The Company owns 3.6 million square feet in South Florida, which consists of Miami International Commerce Center (“MICC”) business park located in the Airport West submarket of Miami-Dade County and two multi-tenant flex parks located in Palm Beach County. MICC is located less than one mile from the cargo entrance of the Miami International Airport, which is one of the most active cargo airports in the United States. The effect of the economic recession on the import/export business has had a measurable negative impact on the overall Miami market. Market vacancy rates for Miami-Dade County and Palm Beach County are 11.8% and 10.9%, respectively, compared to the Company’s vacancy rate for Miami-Dade County and Palm Beach County of 4.2% and 10.5%, respectively, at June 30, 2010. For the six months ended June 30, 2010, the combined markets experienced positive net absorption of 0.6%. The Company’s weighted average occupancy remained flat at 95.4% for the first six months of 2009 and 2010. Annualized realized rent per square foot decreased 4.3% from $9.45 per square foot for the first six months of 2009 to $9.04 per square foot for the first six months of 2010.
The Company owns 3.0 million square feet in the Northern Virginia submarket of Washington D.C., where the average market vacancy rate is 14.2%. The Company’s vacancy rate at June 30, 2010 was 7.4%. During the first six months of 2010, the market experienced an increase in activity across all tenant sizes. For the six months ended June 30, 2010, the market experienced positive net absorption of 0.2%. The Company’s weighted average occupancy increased from 93.2% for the first six months of 2009 to 94.1% for the first six months of 2010. However, annualized realized rent per square foot decreased 0.4% from $20.84 per square foot for the first six months of 2009 to $20.75 per square foot for the first six months of 2010.
The Company owns 2.4 million square feet in the Maryland submarket of Washington D.C. During the first half of 2010, the Company acquired Shady Grove Executive Center, a 350,000 square foot multi-tenant office business park, and Parklawn Business Park, a 232,000 square foot multi-tenant office and flex business park, each located in Rockville, Maryland. The Company’s vacancy rate in the region at June 30, 2010 was 12.9% compared to 14.8% for the market as a whole. For the six months ended June 30, 2010, the market experienced negative net absorption of 0.1%, which is attributed to a decrease in transactions for government tenants. The Company’s weighted average occupancy decreased from 92.0% for the first six months of 2009 to 90.9% for the first six months of 2010. The decrease in weighted average occupancy was a result of current year acquisitions with a combined lower weighted average occupancy of 75.0% for the six months ended June 30, 2010. Weighted average occupancy for the Company’s Same Park portfolio for this market increased from 92.0% for the first six months of 2009 to 92.9% for the first six months of 2010. Including current year acquisitions, annualized realized rent per square foot increased 2.4% from $23.77 per square foot for the first six months of 2009 to $24.35 per square foot for the first six months of 2010.
The Company owns 1.3 million square feet in the Beaverton submarket of Portland, Oregon. The submarket vacancy rate in this region is 26.3%. The Company’s vacancy rate in the submarket was 15.6% at June 30, 2010. The economic recession has resulted in higher vacancy rates and increased rent concessions in the market. Although the market experienced negative net absorption of 1.8% for the six months ended June 30, 2010, the Company’s weighted average occupancy increased from 80.3% for the first six months of 2009 to 82.9% for the first six months of 2010. Annualized realized rent per square foot increased 1.2% from $16.54 per square foot for the first six months of 2009 to $16.74 per square foot for the first six months of 2010.
The Company owns 679,000 square feet in the Phoenix and Tempe submarkets of Arizona. During 2010, national and local economies continue to impact the submarket negatively. Market vacancies increased significantly in 2009 due in part to companies contracting and reorganizing business operations in the market, which has had a negative impact on rental rates. The submarket vacancy rate is 16.0% compared to the Company’s vacancy rate of 12.9% at June 30, 2010. For the six months ended June 30, 2010, the market experienced positive net absorption of 0.2% as opposed to the net negative absorption experienced in 2009. The Company’s weighted average occupancy in the region decreased from 86.9% for the first six months of 2009 to 84.3% for the first six months of 2010. Annualized realized rent per square foot decreased 7.1% from $10.89 per square foot for the first six months of 2009 to $10.12 per square foot for the first six months of 2010 as rental rate decreased on new and renewed leases.

The Company owns 521,000 square feet in the state of Washington which mostly consists of Overlake Business Center, a 493,000 square foot multi-tenant office and flex business park located in Redmond. The weakened global and local economies slowdown has resulted in a softened demand in this market. The market vacancy rate is 14.3%. For the six months ended June 30, 2010, this market experienced negative net absorption of 1.5%. The Company’s vacancy rate in this region at June 30, 2010 was 11.0%. The Company’s weighted average occupancy decreased from 90.8% for the first six months of 2009 to 88.2% for the first six months of 2010. Annualized realized rent per square foot decreased 9.4% from $19.77 per square foot for the first six months of 2009 to $17.92 per square foot for the first six months of 2010 as rental rate decreased on new and renewed leases.
Growth of the Company’s Operations and Acquisitions and Dispositions of Properties:
The Company is focused on maximizing cash flow from its existing portfolio of properties by looking for opportunities to expand its presence in existing and new markets through strategic acquisitions. The Company will from time to time dispose of non-strategic assets that do not meet this criterion. The Company has historically maintained a low-leverage-level approach intended to provide the Company with the greatest level of flexibility for future growth.
On June 30, 2010, the Company acquired a two-building multi-tenant office park, known as Tycon II and Tycon III, aggregating 270,000 square feet in Tysons Corner, Virginia, for $35.4 million.
On June 18, 2010, the Company acquired Parklawn Business Park, a 232,000 square foot multi-tenant office and flex business park located in Rockville, Maryland, for $23.4 million.
On April 21, 2010, the Company acquired a portfolio of assets in Austin, Texas, aggregating 704,000 square feet of multi-tenant flex business parks for $42.9 million. In connection with the purchase, the Company received a $256,000 credit for committed tenant improvements.
On March 16, 2010, the Company acquired Shady Grove Executive Center, a 350,000 square foot multi-tenant office business park located in Rockville, Maryland, for $60.0 million. In connection with the purchase, the Company received a $1.6 million credit for committed tenant improvements and leasing commissions. The Company made no acquisitions during the six months ended June 30, 2009.
During January, 2010, the Company completed the sale of a 131,000 square foot office building located in Houston, Texas, for a gross sales price of $10.0 million, resulting in a net gain of $5.2 million.
During May, 2009, the Company sold 3.4 acres of land held for development in Portland, Oregon, for a gross sales price of $2.7 million, resulting in a net gain of $1.5 million.
As of June 30, 2010, the Company has a development in progress on a parcel within its Miami International Commerce Center in Miami, Florida, which upon completion is expected to comprise 75,000 square feet of leasable small-bay industrial space. The construction is scheduled to be completed in the third quarter of 2010 and as of June 30, 2010, 33.6% of the development was preleased.
Scheduled Lease Expirations:
In addition to the 1.8 million square feet, or 8.6%, of space available in our total portfolio as of June 30, 2010, leases representing 10.2% of the leased square footage of our total portfolio are scheduled to expire during the remainder of 2010. Our ability to re-lease available space depends upon the market conditions in the specific submarkets in which our properties are located.

Impact of Inflation:
Although inflation has not been significant in recent years, it remains a potential factor in our economy, and the Company continues to seek ways to mitigate its potential impact. A substantial portion of the Company’s leases require tenants to pay operating expenses, including real estate taxes, utilities, and insurance, as well as increases in common area expenses, partially reducing the Company’s exposure to inflation.
Concentration of Portfolio by Region:
Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income (defined as “NOI” for purposes of the following tables) are summarized for the three and six months ended June 30, 2010 by major geographic region. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them, as well as the investor, the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from NOI as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. The tables below reflect rental income, operating expenses and NOI from continuing operations for the three and six months ended June 30, 2010 based on geographical concentration. The total of all regions is equal to the amount of rental income and cost of operations recorded by the Company in accordance with GAAP. As part of the tables below, we have reconciled total NOI to income from continuing operations, which we consider the most directly comparable financial measure calculated in accordance with GAAP. The percent of total by region reflects the actual contribution to rental income, cost of operations and NOI during the period (in thousands):
Three Months Ended June 30, 2010:

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,988	19.6%	$14,954	21.4%	$4,296	19.8%	$10,658	22.1%
Northern California	1,818	8.9%	4,902	7.0%	1,662	7.7%	3,240	6.7%
Southern Texas	1,579	7.8%	3,709	5.3%	1,638	7.4%	2,071	4.4%
Northern Texas	1,689	8.3%	4,181	6.0%	1,491	6.9%	2,690	5.6%
South Florida	3,596	17.7%	7,613	10.9%	2,584	11.9%	5,029	10.4%
Virginia	3,020	14.8%	14,426	20.6%	3,543	16.3%	10,883	22.6%
Maryland	2,152	10.6%	11,956	17.1%	3,580	16.5%	8,376	17.4%
Oregon	1,314	6.4%	4,727	6.8%	1,607	7.4%	3,120	6.5%
Arizona	679	3.3%	1,393	2.0%	672	3.1%	721	1.5%
Washington	521	2.6%	2,017	2.9%	647	3.0%	1,370	2.8%

Total NOI	20,356	100.0%	$69,878	100.0%	$21,720	100.0%	$48,158	100.0%

Reconciliation of NOI to income from continuing operations

Total NOI	$48,158
Other income and expenses:
Facility management fees	163
Interest and other income	91
Interest expense	(856)
Depreciation and amortization	(18,666)
General and administrative	(2,400)

Income from continuing operations	$26,490

Six Months Ended June 30, 2010:

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,988	20.0%	$29,443	21.5%	$8,659	19.4%	$20,784	22.5%
Northern California	1,818	9.1%	9,892	7.2%	3,382	7.6%	6,510	7.1%
Southern Texas	1,306	6.6%	6,104	4.5%	2,650	5.9%	3,454	3.7%
Northern Texas	1,689	8.5%	8,406	6.1%	2,950	6.6%	5,456	5.9%
South Florida	3,596	18.0%	15,511	11.3%	5,237	11.7%	10,274	11.1%
Virginia	3,020	15.2%	29,477	21.5%	8,559	19.2%	20,918	22.7%
Maryland	1,992	10.0%	22,049	16.1%	7,309	16.4%	14,740	16.0%
Oregon	1,314	6.6%	9,114	6.7%	3,359	7.5%	5,755	6.2%
Arizona	679	3.4%	2,897	2.1%	1,303	2.9%	1,594	1.7%
Washington	521	2.6%	4,117	3.0%	1,278	2.8%	2,839	3.1%

Total NOI	19,923	100.0%	$137,010	100.0%	$44,686	100.0%	$92,324	100.0%

Reconciliation of NOI to income from continuing operations

Total NOI	$92,324
Other income and expenses:
Facility management fees	336
Interest and other income	200
Interest expense	(1,711)
Depreciation and amortization	(36,856)
General and administrative	(5,149)

Income from continuing operations	$49,144

Concentration of Credit Risk by Industry:
The information below depicts the industry concentration of our tenant base as of June 30, 2010. The Company analyzes this concentration to minimize significant industry exposure risk.

Percent of
Annualized
Industry	Rental Income
Business Services	14.3%
Health Services	11.2%
Computer Hardware, Software and Related Services	9.7%
Government	8.8%
Warehouse, Distribution, Transportation and Logistics	7.9%
Insurance and Financial Services	7.5%
Engineering and Construction	6.6%
Retail, Food, and Automotive	6.3%
Communications	5.2%
Aerospace/Defense Products and Services	3.8%
Home Furnishings	3.8%
Electronics	3.5%
Educational Services	2.7%
Other	8.7%

Total	100.0%

The information below depicts the Company’s top 10 customers by annualized rental income as of June 30, 2010 (in thousands):

			Percent of
		Annualized	Annualized
Tenants	Square Footage	Rental Income (1)	Rental Income
U.S. Government	569	$12,841	4.6%
Kaiser Permanente	194	4,376	1.6%
Lockheed Martin Corporation	157	4,182	1.5%
Wells Fargo Bank	101	1,767	0.6%
AARP	102	1,757	0.6%
American Intercontinental University	75	1,488	0.5%
Investorplace Media, LLC	46	1,475	0.5%
Welch Allyn Protocol, Inc.	91	1,420	0.5%
Verizon	72	1,412	0.5%
Montgomery County Public School	48	1,386	0.5%

Total	1,455	$32,104	11.4%

(1)	For leases expiring prior to December 31, 2010, annualized rental income represents income to be received under existing leases from June 30, 2010 through the date of expiration.
Comparative Analysis of the Three and Six Months Ended June 30, 2010 to the Three and Six Months Ended June 30, 2009
Results of Operations: In order to evaluate the performance of the Company’s overall portfolio over two comparable periods, management analyzes the operating performance of a consistent group of properties owned and operated throughout both periods (herein referred to as “Same Park”). Operating properties that the Company acquired subsequent to January 1, 2009 are referred to as “Non-Same Park.” For the three and six months ended June 30, 2010 and 2009, the Same Park facilities constitute 19.4 million rentable square feet, which includes all assets in continuing operations that the Company owned from January 1, 2009 through June 30, 2010, representing 93.8% of the total square footage of the Company’s portfolio as of June 30, 2010.

The following table presents the operating results of the Company’s properties for the three and six months ended June 30, 2010 and 2009 in addition to other income and expense items affecting income from continuing operations. The Company reports Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot data):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Rental income:
Same Park (19.4 million rentable square feet) (1)	$66,474	$67,375	(1.3%)	$133,262	$136,507	(2.4%)
Non-Same Park (1.3 million rentable square feet) (2)	3,404	—	100.0%	3,748	—	100.0%

Total rental income	69,878	67,375	3.7%	137,010	136,507	0.4%

Cost of operations:
Same Park	20,553	21,251	(3.3%)	43,412	43,687	(0.6%)
Non-Same Park	1,167	—	100.0%	1,274	—	100.0%

Total cost of operations	21,720	21,251	2.2%	44,686	43,687	2.3%

Net operating income (3):
Same Park	45,921	46,124	(0.4%)	89,850	92,820	(3.2%)
Non-Same Park	2,237	—	100.0%	2,474	—	100.0%

Total net operating income	48,158	46,124	4.4%	92,324	92,820	(0.5%)

Other income and expenses:
Facility management fees	163	173	(5.8%)	336	350	(4.0%)
Interest and other income	91	68	33.8%	200	247	(19.0%)
Interest expense	(856)	(881)	(2.8%)	(1,711)	(1,811)	(5.5%)
Depreciation and amortization	(18,666)	(21,970)	(15.0%)	(36,856)	(44,584)	(17.3%)
General and administrative	(2,400)	(1,538)	56.0%	(5,149)	(3,514)	46.5%

Income from continuing operations	$26,490	$21,976	20.5%	$49,144	$43,508	13.0%

Same Park gross margin (4)	69.1%	68.5%	0.9%	67.4%	68.0%	(0.9%)
Same Park weighted average for the period:
Occupancy	91.7%	89.8%	2.1%	91.5%	90.6%	1.0%
Annualized realized rent per square foot (5)	$14.93	$15.45	(3.4%)	$15.00	$15.51	(3.3%)

(1)	See above for a definition of Same Park.

(2)	See above for a definition of Non-Same Park.

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
Supplemental Property Data and Trends: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables) from continuing operations summarized for the three and six months ended June 30, 2010 and 2009 by major geographic region. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following tables summarize the Same Park operating results by major geographic region for the three and six months ended June 30, 2010 and 2009. In addition, the tables reflect the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2009, and the impact of such is included in Non-Same Park facilities in the tables below. As part of the tables below, we have reconciled total NOI to income from continuing operations (in thousands):
Three Months Ended June 30, 2010 and 2009:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	June 30,	June 30,	Increase	June 30,	June 30,	Increase	June 30,	June 30,	Increase
Region	2010	2009	(Decrease)	2010	2009	(Decrease)	2010	2009	(Decrease)
Southern California	$14,954	$15,436	(3.1%)	$4,296	$4,411	(2.6%)	$10,658	$11,025	(3.3%)
Northern California	4,902	5,059	(3.1%)	1,662	1,679	(1.0%)	3,240	3,380	(4.1%)
Southern Texas	2,350	2,394	(1.8%)	1,188	999	18.9%	1,162	1,395	(16.7%)
Northern Texas	4,181	4,029	3.8%	1,491	1,528	(2.4%)	2,690	2,501	7.6%
South Florida	7,613	7,978	(4.6%)	2,584	2,587	(0.1%)	5,029	5,391	(6.7%)
Virginia	14,426	14,778	(2.4%)	3,543	4,195	(15.5%)	10,883	10,583	2.8%
Maryland	9,911	9,576	3.5%	2,863	2,865	(0.1%)	7,048	6,711	5.0%
Oregon	4,727	4,327	9.2%	1,607	1,758	(8.6%)	3,120	2,569	21.4%
Arizona	1,393	1,536	(9.3%)	672	644	4.3%	721	892	(19.2%)
Washington	2,017	2,262	(10.8%)	647	585	10.6%	1,370	1,677	(18.3%)

Total Same Park	66,474	67,375	(1.3%)	20,553	21,251	(3.3%)	45,921	46,124	(0.4%)
Non-Same Park	3,404	—	100.0%	1,167	—	100.0%	2,237	—	100.0%

Total NOI	$69,878	$67,375	3.7%	$21,720	$21,251	2.2%	$48,158	$46,124	4.4%

Reconciliation of NOI to income from continuing operations

Total NOI	$48,158	$46,124	4.4%
Other income and expenses:
Facilities management fees	163	173	(5.8%)
Interest and other income	91	68	33.8%
Interest expense	(856)	(881)	(2.8%)
Depreciation and amortization	(18,666)	(21,970)	(15.0%)
General and administrative	(2,400)	(1,538)	56.0%

Income from continuing operations	$26,490	$21,976	20.5%

Six Months Ended June 30, 2010 and 2009:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	June 30,	June 30,	Increase	June 30,	June 30,	Increase	June 30,	June 30,	Increase
Region	2010	2009	(Decrease)	2010	2009	(Decrease)	2010	2009	(Decrease)
Southern California	$29,443	$31,017	(5.1%)	$8,659	$8,740	(0.9%)	$20,784	$22,277	(6.7%)
Northern California	9,892	10,813	(8.5%)	3,382	3,286	2.9%	6,510	7,527	(13.5%)
Southern Texas	4,745	4,962	(4.4%)	2,200	2,057	7.0%	2,545	2,905	(12.4%)
Northern Texas	8,406	8,242	2.0%	2,950	3,049	(3.2%)	5,456	5,193	5.1%
South Florida	15,511	16,213	(4.3%)	5,237	5,228	0.2%	10,274	10,985	(6.5%)
Virginia	29,477	29,311	0.6%	8,559	9,094	(5.9%)	20,918	20,217	3.5%
Maryland	19,660	19,336	1.7%	6,485	6,141	5.6%	13,175	13,195	(0.2%)
Oregon	9,114	8,725	4.5%	3,359	3,540	(5.1%)	5,755	5,185	11.0%
Arizona	2,897	3,211	(9.8%)	1,303	1,353	(3.7%)	1,594	1,858	(14.2%)
Washington	4,117	4,677	(12.0%)	1,278	1,199	6.6%	2,839	3,478	(18.4%)

Total Same Park	133,262	136,507	(2.4%)	43,412	43,687	(0.6%)	89,850	92,820	(3.2%)
Non-Same Park	3,748	—	100.0%	1,274	—	100.0%	2,474	—	100.0%

Total NOI	$137,010	$136,507	0.4%	$44,686	$43,687	2.3%	$92,324	$92,820	(0.5%)

Reconciliation of NOI to income from continuing operations

Total NOI	$92,324	$92,820	(0.5%)
Other income and expenses:
Facilities management fees	336	350	(4.0%)
Interest and other income	200	247	(19.0%)
Interest expense	(1,711)	(1,811)	(5.5%)
Depreciation and amortization	(36,856)	(44,584)	(17.3%)
General and administrative	(5,149)	(3,514)	46.5%

Income from continuing operations	$49,144	$43,508	13.0%

Rental Income: Rental income increased $2.5 million from $67.4 million to $69.9 million for the three months ended June 30, 2010 over the same period in 2009 as a result of rental income from acquired properties of $3.4 million partially offset by a decrease in Same Park rental income of $901,000. Rental income increased $503,000 from $136.5 million to $137.0 million for the six months ended June 30, 2010 over the same period in 2009 as a result of rental income from acquired properties of $3.7 million partially offset by a decrease in Same Park rental income of $3.2 million. The three and six month decrease in Same Park rental income was due to a reduction in rental rates.
Facility Management Operations: The Company’s facility management operations account for a small portion of the Company’s net income. During the three months ended June 30, 2010, $163,000 of revenue was recognized from facility management fees compared to $173,000 for the same period in 2009. During the six months ended June 30, 2010, $336,000 in revenue was recognized from facility management operations compared to $350,000 for the same period in 2009.
Cost of Operations: Cost of operations increased $469,000 from $21.3 million to $21.7 million for the three months ended June 30, 2010 over the same period in 2009 as a result of cost of operations from acquired properties of $1.2 million partially offset by a $698,000 decrease in Same Park costs of operations. The decrease in Same Park cost of operations for the three months ended June 30, 2010 compared to the same period in 2009 was primarily due to a decrease in property taxes of $306,000, repairs and maintenance of $306,000 and payroll costs of $243,000 partially offset by a $173,000 increase in property insurance costs. Cost of operations increased $999,000 from $43.7 million to $44.7 million for the six months ended June 30, 2010 over the same period in 2009 as a result of cost of operations from acquired properties of $1.3 million partially offset by a $275,000 decrease in Same Park costs of operations. The decrease in Same Park cost of operations for the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to a decrease in payroll costs of $484,000 and property taxes of $310,000 partially offset by an increase in repairs and maintenance of $356,000 and property insurance costs of $227,000.
Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended June 30, 2010 was $18.7 million compared to $22.0 million for the same period in 2009. Depreciation and amortization expense for the six months ended June 30, 2010 was $36.9 million compared to $44.6 million for the same period in 2009. The decrease was primarily due to a number of capital improvements that became fully depreciated combined with no acquisitions in 2008 and 2009.
General and Administrative Expense: General and administrative expense consisted of the following expenses (in thousands):

	For the Three Months Ended
	June 30,		Increase
	2010	2009	(Decrease)
Compensation expense	$773	$626	23.5%
Stock compensation expense	260	380	(31.6%)
Professional and investor services	392	354	10.7%
Acquisition transaction costs	787	—	100.0%
Other expenses	188	178	5.6%

Total	$2,400	$1,538	56.0%

	For the Six Months Ended
	June 30,		Increase
	2010	2009	(Decrease)
Compensation expense	$1,522	$1,448	5.1%
Stock compensation expense	549	1,078	(49.1%)
Professional and investor services	795	661	20.3%
Acquisition transaction costs	1,904	—	100.0%
Other expenses	379	327	15.9%

Total	$5,149	$3,514	46.5%

For the three and six months ended June 30, 2010, general and administrative costs have increased $862,000, or 56.0%, and $1.6 million, or 46.5%, respectively, over the same periods in 2009. The increase in general and administrative costs was primarily due to $787,000 and $1.9 million of acquisition transaction costs related to 2010 property acquisitions for the three and six months ended June 30, 2010, respectively. Excluding the acquisition transaction costs for the three months ended June 30, 2010, general and administrative costs would have increased $75,000 from $1.5 million to $1.6 million primarily due to publication fees relating to the redemption of preferred stock. Excluding the acquisition transaction costs for the six months ended June 30, 2010, general and administrative costs would have decreased $269,000 from $3.5 million to $3.2 million primarily due to lower stock compensation expense resulting from the completion of a four year long-term incentive plan for senior management in March, 2009.
Interest and Other Income: Interest and other income reflect earnings on cash balances in addition to miscellaneous income items. Interest income was $61,000 for the three months ended June 30, 2010 compared to $38,000 for the same period in 2009. Interest income was $144,000 and $196,000 for the six months ended June 30, 2010 and 2009, respectively. The increase for the three months ended June 30, 2010 compared to the same period in 2009 was primarily attributable to higher average cash balances. The decrease for the six months ended June 30, 2010 compared to the same period in 2009 was primarily attributable to lower effective interest rates partially offset by higher average cash balances in 2010. Average cash balances and effective interest rates for the six months ended June 30, 2010 were $172.0 million and 0.2%, respectively, compared to $44.7 million and 0.9%, respectively, for the same period in 2009.
Interest Expense: Interest expense was $856,000 for the three months ended June 30, 2010 compared to $881,000 for the same period in 2009. Interest expense was $1.7 million and $1.8 million for the six months ended June 30, 2010 and 2009, respectively. The decrease was primarily attributable to the repayment of a mortgage note of $5.1 million during the first quarter of 2009.
Gain on Sale of Land and Real Estate Facility: Included in total discontinued operations is the gain on the sale of a 131,000 square foot office building located in Houston, Texas, for a gross sales price of $10.0 million, resulting in a net gain of $5.2 million during January, 2010.
During May, 2009, the Company sold 3.4 acres of land held for development in Portland, Oregon, for a gross sales price of $2.7 million, resulting in a net gain of $1.5 million.
Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $4.5 million of allocated income ($1.8 million allocated to preferred unit holders and $2.7 million allocated to common unit holders) for the three months ended June 30, 2010 compared to $4.3 million of allocated income ($1.4 million allocated to preferred unit holders and $2.9 million of income allocated to common unit holders) for the same period in 2009. Net income allocable to noncontrolling interests was $9.4 million of allocated income ($3.1 million allocated to preferred unit holders and $6.3 million allocated to common unit holders) for the six months ended June 30, 2010 compared to $9.2 million ($5.3 million loss allocated to preferred unit holders and $14.5 million of income allocated to common unit holders) for the same period in 2009. The increase in net income allocable to non-controlling interests for the three and six months ended June 30, 2010 was primarily due to non-cash distributions associated with preferred equity redemption partially offset by a decrease in cash distributions as a result of the redemption.
Liquidity and Capital Resources
Cash and cash equivalents decreased $164.5 million from $208.2 million at December 31, 2009 to $43.7 million at June 30, 2010. The decrease was primarily the result of acquisitions of properties located in Maryland and Texas and the redemptions of preferred equity during the first half of 2010.
Net cash provided by operating activities for the six months ended June 30, 2010 and 2009 was $88.9 million and $93.3 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders.

Net cash used in investing activities was $132.1 million and $8.8 million for the six months ended June 30, 2010 and 2009, respectively. The change of $123.3 million was primarily due to cash paid for acquisitions in Maryland and Texas of $123.6 million during the first half of 2010 combined with an increase in capital improvements of $6.3 million. The decrease was partially offset by an increase in proceeds from the sale of real estate of $6.6 million. No properties were acquired during the first six months of 2009.
Net cash used in financing activities was $121.3 million and $117.5 million for the six months ended June 30, 2010 and 2009, respectively. The change of $3.8 million was primarily due to an increase in cash paid for preferred equity redemption/repurchase of $11.6 million and an increase in cash distributions to common shareholders of $3.5 million as a result of issuance of common stock during the third quarter of 2009 partially offset by an increase in proceeds received from exercise of stock options of $5.2 million and the repayment of a mortgage note payable of $5.1 million during the first quarter of 2009.
The Company’s preferred equity outstanding decreased to 25.5% of its market capitalization as of June 30, 2010 due to the redemption of preferred equity. The Company’s capital structure is characterized by a low level of leverage. As of June 30, 2010, the Company had five fixed-rate mortgages totaling $52.2 million, which represented 2.1% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding mortgages and (3) the total number of common shares and common units outstanding at June 30, 2010 multiplied by the closing price of the stock on that date. The weighted average interest rate for the mortgages is 5.8% per annum. The Company had 6.7% of its properties, in terms of net book value, encumbered at June 30, 2010.
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
Subsequent to June 30, 2010, the Company extended the term of its line of credit (the “Credit Facility”) with Wells Fargo Bank to August 1, 2012. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. The rate of interest charged is equal to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.60% to LIBOR plus 2.60% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 2.00%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.40% of the borrowing limit (currently 0.25%). The Company had no balance outstanding on its Credit Facility at June 30, 2010 or December 31, 2009.
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
FFO for the Company is computed as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income allocable to common shareholders	$9,229	$8,152	$20,974	$40,757
Gain on sale of land and real estate facility	—	(1,488)	(5,153)	(1,488)
Depreciation and amortization (1)	18,666	22,097	36,856	44,840
Net income allocable to noncontrolling interests — common units	2,749	2,900	6,261	14,523
Net income allocable to restricted stock unit holders	37	52	84	263

Consolidated FFO allocable to common and dilutive shares	30,681	31,713	59,022	98,895
FFO allocated to noncontrolling interests — common units	(7,021)	(8,283)	(13,526)	(25,853)
FFO allocated to restricted stock unit holders	(90)	(151)	(189)	(488)

FFO allocated to common shares	$23,570	$23,279	$45,307	$72,554

(1)	Includes depreciation from discontinued operations.
FFO allocable to common and dilutive shares for the three months ended June 30, 2010 decreased $1.0 million compared to the same periods in 2009. The decrease in FFO per common and dilutive share for the three months ended June 30, 2010 over the same period in 2009 was primarily due to non-cash distributions associated with preferred equity redemptions during the second quarter of 2010 and an increase in general and administrative costs due primarily to transaction costs associated with asset acquisitions. The decrease was partially offset by an increase in net operating income from acquired properties and a decrease in preferred equity cash distributions as a result of the redemptions noted above. FFO allocable to common and dilutive shares for the six months ended June 30, 2010 decreased $39.9 million compared to the same periods in 2009. The decrease in FFO per common and dilutive share for the six months ended June 30, 2010 over the same period in 2009 was primarily due to the net gain of $35.6 million on the repurchase of preferred equity during the first quarter of 2009, non-cash distributions associated with preferred equity redemptions and an increase in general and administrative costs. The increase in general and administrative costs over the prior periods was primarily due to $787,000 and $1.9 million of acquisition transaction costs related to 2010 property acquisitions for the three and six months ended June 30, 2010, respectively.

Capital Expenditures: During the six months ended June 30, 2010, the Company expended $11.4 million in recurring capital expenditures, or $0.57 per weighted average square foot owned. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the six months ended June 30, 2009, the Company expended $11.1 million in recurring capital expenditures, or $0.57 per weighted average square foot owned. The following table depicts actual capital expenditures (in thousands):

	For the Six Months
	Ended June 30,
	2010	2009
Recurring capital expenditures	$11,420	$11,099
Property renovations and other capital expenditures	6,289	268

Total capital expenditures	$17,709	$11,367

Property renovations and other capital expenditures increased $6.0 million from $268,000 to $6.3 million for the six months ended June 30, 2010 compared to the same period in 2009 as a result of the development at Miami International Commerce Center in Miami, Florida, combined with other property renovations.
Repurchase of Common Stock: The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million, or an average cost per share of $35.84. Under existing board authorizations, the Company can repurchase an additional 2.2 million shares. No shares of common stock were repurchased under this program during the six months ended June 30, 2010 and 2009.
Redemption of Preferred Equity: On May 12, 2010, the Company completed the redemption of its 7.950% Series G Cumulative Redeemable Preferred Units at its aggregate par value of $20.0 million, and on June 7, 2010, the Company completed the redemption of its 7.950% Cumulative Preferred Stock, Series K at its aggregate par value of $54.1 million, in each case, together with accrued unpaid dividends. In connection with these redemptions, the Company reported the excess of the redemption amount over the carrying amount of $2.4 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders for the three and six months ended June 30, 2010.
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
At June 30, 2010, PS owned 23.6% of the outstanding shares of the Company’s common stock and 22.9% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 41.1% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PS. Harvey Lenkin is a Director of both the Company and PS.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $112,000 and $93,000 for the three months ended June 30, 2010 and 2009, respectively and $319,000 and $186,000 for the six months ended June 30, 2010 and 2009, respectively. In addition, the Company provides property management services for properties owned by PS and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled $163,000 and $173,000 for the three months ended June 30, 2010 and 2009, respectively and $336,000 and $350,000 for the six months ended June 30, 2010 and 2009, respectively. In December, 2006, PS also began providing property management services for the mini storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contracts with PS totaled $12,000 and $10,000 for the three months ended June 30, 2010 and 2009, respectively and $23,000 and $27,000 for the six months ended June 30, 2010 and 2009, respectively.
The PS Business Parks name and logo is owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six-months written notice.
Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.
Contractual Obligations: The Company is scheduled to pay cash dividends of $44.3 million per year on its preferred equity outstanding as of June 30, 2010. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At June 30, 2010, the Company’s debt as a percentage of equity was 3.7%.
The Company’s market risk sensitive instruments at June 30, 2010 include mortgage notes payable of $52.2 million and the Company’s Credit Facility. All of the Company’s mortgage notes payable bear interest at fixed rates. At June 30, 2010, the Company had no borrowings outstanding under its Credit Facility. See Notes 5 and 6 to the consolidated financial statements for terms, valuations and approximate principal maturities of the mortgage notes payable and line of credit as of June 30, 2010. Based on borrowing rates currently available to the Company, combined with the amount of fixed-rate debt financing, the difference between the carrying amount of debt and its fair value is insignificant.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2010, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. The authorization has no expiration date. Purchases will be made subject to market conditions and other investment opportunities available to the Company.
During the three months ended June 30, 2010, there were no shares of the Company’s common stock repurchased. As of June 30, 2010, 2,206,221 shares remain available for repurchase under the program.
See Note 9 to the consolidated financial statements for additional information on repurchases of equity securities.

ITEM 6. EXHIBITS
Exhibits

Exhibit 10.1	Fifth Modification Agreement dated as of July 28, 2010 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with Registrant’s Current Report on Form 8-K dated August 2, 2010 and incorporated herein by reference.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 101	The following materials from PS Business Parks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text. Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2010 PS BUSINESS PARKS, INC.
BY:	/s/ Edward A. Stokx
Edward A. Stokx
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10.1	Fifth Modification Agreement dated as of July 28, 2010 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with Registrant’s Current Report on Form 8-K dated August 2, 2010 and incorporated herein by reference.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 101	The following materials from PS Business Parks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text. Furnished herewith.