Form 10-K
period 2010-12-31
PS BUSINESS PARKS INC/CA
filed 2011-02-25
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010.
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

818-244-8080

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.000% Cumulative Preferred Stock, Series H, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.875% Cumulative Preferred Stock, Series I, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.200% Cumulative Preferred Stock, Series M, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.375% Cumulative Preferred Stock, Series O, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.700% Cumulative Preferred Stock, Series P, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.875% Cumulative Preferred Stock, Series R, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,039,197,725 based on the closing price as reported on that date.

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 21, 2011 (the latest practicable date): 24,676,177.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

The Company

PS Business Parks, Inc. (“PSB”) is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, owns, operates and develops commercial properties, primarily multi-tenant flex, office and industrial space. PS Business Parks, L.P. (the “Operating Partnership”) is a California limited partnership, which owns directly or indirectly substantially all of our assets and through which we conduct substantially all of our business. PSB is the sole general partner of the Operating Partnership and, as of December 31, 2010, owned 77.2% of the common partnership units. The remaining common partnership units were owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references to “the Company,” “we,” “us,” “our,” and similar references mean PS Business Parks, Inc. and its subsidiaries, including the Operating Partnership.

As of December 31, 2010, the Company owned and operated approximately 21.8 million rentable square feet of commercial space, comprising 85 business parks, located in eight states: Arizona, California, Florida, Maryland, Oregon, Texas, Virginia and Washington. The Company focuses on owning concentrated business parks as these parks provide the Company with the greatest flexibility to meet its customer needs. The Company also manages approximately 1.4 million rentable square feet on behalf of PS and its affiliated entities.

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

In 2010, the Company acquired five business parks comprising 2.3 million square feet for an aggregate purchase price of $301.7 million. The table below reflects the assets acquired during the year ended December 31, 2010 (in thousands):

				Square	Occupancy at
Property	Date Acquired	Location	Purchase Price	Feet	December 31, 2010

Westpark Business Campus	December, 2010	Tysons Corner, Virginia	$140,000	735	61.9%
Tysons Corporate Center	July, 2010	Tysons Corner, Virginia	$35,400	270	48.0%
Parklawn Business Park	June, 2010	Rockville, Maryland	$23,430	232	81.2%
Austin Flex Portfolio	April, 2010	Austin, Texas	$42,900	704	88.0%
Shady Grove Executive Center	March, 2010	Rockville, Maryland	$60,000	350	76.2%

In addition to the 2010 acquisitions, during 2010, the Company also completed construction on a parcel of land within the Miami International Commerce Center (“MICC”) in Miami, Florida, which added 75,000 square feet of rentable small tenant industrial space. In January, 2010, the Company completed the sale of a 131,000 square foot office building located in Houston, Texas. The sales price was $10.0 million, resulting in a net gain of $5.2 million.

In 2009, the Company sold 3.4 acres of land held for development in Portland, Oregon, for a gross sales price of $2.7 million, resulting in a net gain of $1.5 million. The Company made no acquisitions during the years ended December 31, 2009 and 2008.

In 2007, the Company acquired three business parks comprising 870,000 square feet for an aggregate cost of $140.6 million in Redmond, Washington, Santa Clara, California and Fairfax, Virginia.

In 2006, the Company acquired six business parks comprising 1.2 million square feet for an aggregate cost of $180.3 million in Silver Spring, Maryland, Signal Hill, California, Chantilly, Virginia and Palm Beach County, Florida. Additionally, the Company sold a 30,500 square foot building located in Beaverton, Oregon, for $4.4 million resulting in a gain of $1.5 million and 32,400 square feet in Miami for a combined $3.7 million, resulting in a gain of $865,000.

From 1998 through 2005, the Company acquired 13.7 million square feet of commercial space, developed an additional 500,000 square feet and sold 1.8 million square feet along with some parcels of land.

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

Business of the Company: The Company is in the commercial property business, with 85 business parks consisting of multi-tenant flex, industrial and office space. The Company owns 13.0 million square feet of flex space. The Company defines “flex” space as buildings that are configured with a combination of warehouse and office space and can be designed to fit a wide variety of uses. The warehouse component of the flex space has a number of uses including light manufacturing and assembly, storage and warehousing, showroom, laboratory, distribution and research and development activities. The office component of flex space is complementary to the warehouse component by enabling businesses to accommodate management and production staff in the same facility. The Company owns 4.0 million square feet of industrial space that has characteristics similar to the warehouse component of the flex space. In addition, the Company owns 4.9 million square feet of low-rise office space, generally either in business parks that combine office and flex space or in submarkets where the economics of the market demand an office build-out.

The Company’s commercial properties typically consist of business parks with low-rise buildings, ranging from one to 47 buildings per property, located on parcels of various sizes and comprising from approximately 12,000 to 3.3 million aggregate square feet of rentable space. Facilities are managed through either on-site management or area offices central to the facilities. Parking is generally open but in some instances is covered. The ratio of parking spaces to rentable square feet ranges from two to six per thousand square feet depending upon the use of the property and its location. Office space generally requires a greater parking ratio than most industrial uses. The Company may acquire properties that do not have these characteristics.

The tenant base for the Company’s facilities is diverse. The portfolio can be bifurcated into those facilities that service small to medium-sized businesses and those that service larger businesses. Approximately 39.9% of in-place rents from the portfolio are derived from facilities that serve small to medium-sized businesses. A property in this facility type is typically divided into units ranging in size from 500 to 4,999 square feet and leases generally range from one to three years. The remaining 60.1% of in-place rents from the portfolio are derived from facilities that serve larger businesses, with units greater than or equal to 5,000 square feet. The Company also has several tenants that lease space in multiple buildings and locations. The U.S. Government is the largest tenant with multiple leases encompassing approximately 769,000 square feet or 6.7% of the Company’s annualized rental income.

The Company currently owns properties in eight states and it may expand its operations to other states or reduce the number of states in which it operates. Properties are acquired for both income and potential capital appreciation; there is no limitation on the amount that can be invested in any specific property. Although there are no restrictions on our ability to expand our operations into foreign markets, we currently operate solely within the United States and have no foreign operations.

The Company owns land which may be used for the development of commercial properties. The Company owns approximately 6.4 acres of land in Northern Virginia, 11.5 acres in Portland, Oregon and 10.0 acres in Dallas, Texas as of December 31, 2010.

Operating Partnership

The properties in which the Company has an equity interest generally are owned by the Operating Partnership. Through this organizational structure, the Company has the ability to acquire interests in additional properties in transactions that could defer the contributors’ tax consequences by causing the Operating Partnership to issue equity interests in return for interests in properties.

The Company is the sole general partner of the Operating Partnership. As of December 31, 2010, the Company owned 77.2% of the common partnership units of the Operating Partnership, and the remainder of such common partnership units were owned by PS. The common units owned by PS may be redeemed by PS from time to time, subject to the provisions of our charter, for cash or, at our option, shares of our common stock on a one-for-one basis. Also as of December 31, 2010, in connection with the Company’s issuance of publicly traded Cumulative Preferred Stock, the Company owned 23.9 million preferred units of the Operating Partnership of various series with an aggregate redemption value of $598.5 million with terms substantially identical to the terms of the publicly traded depositary shares each representing 1/1,000 of a share of 6.700% to 7.375% Cumulative Preferred Stock of the Company. In addition, as of December 31, 2010, the Operating Partnership had outstanding three series of preferred partnership units, representing an aggregate of 2.1 million preferred units, that are owned by third parties with distribution rates ranging from 6.550% to 7.500% (per annum) and an aggregate redemption value of $53.4 million. The Operating Partnership has the right to redeem each series of preferred units held by these third parties on or after the fifth anniversary of the issuance date of the series at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. Each series of preferred units is exchangeable for shares of a corresponding series of the Company’s Cumulative Redeemable Preferred Stock on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the applicable series of preferred units.

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

The Company’s interest in the Operating Partnership entitles it to share in cash distributions from, and the profits and losses of, the Operating Partnership in proportion to the Company’s economic interest in the Operating Partnership (apart from tax allocations of profits and losses to take into account pre-contribution property appreciation or depreciation). The Company since 1998 has paid per share dividends on its common and preferred stock that track, on a one-for-one basis, the amount of per unit cash distributions the Company receives from the Operating Partnership in respect of the common and preferred partnership units in the Operating Partnership that are owned by the Company.

Cost Allocation and Administrative Services

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and affiliated entities for certain administrative services. These services include investor relations, legal, corporate tax, information systems and office services. Under this agreement, costs are allocated to the Company in accordance with its proportionate share of these costs. These allocated costs totaled $543,000, $372,000 and $390,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Property Management

The Company continues to manage commercial properties owned by PS and its affiliates, which are generally adjacent to mini-warehouses, for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenue derived from these management contracts with PS and its affiliates totaled $672,000, $698,000 and $728,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

In December, 2006, PS began providing property management services for the mini storage component of two assets owned by the Company. These mini storage facilities, located in Palm Beach County, Florida, operate under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days notice. Management fee expenses under the contract were $48,000, $50,000 and $45,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Management

Joseph D. Russell, Jr. leads the Company’s senior management team. Mr. Russell is President and Chief Executive Officer of the Company. The Company’s executive management includes: John W. Petersen, Executive Vice President and Chief Operating Officer; Edward A. Stokx, Executive Vice President and Chief Financial Officer; Maria R. Hawthorne, Executive Vice President, East Coast; Trenton A. Groves, Vice President and Corporate Controller; Coby A. Holley, Vice President (Pacific Northwest Division); Robin E. Mather, Vice President (Southern California Division); William A. McFaul, Vice President (Washington Metro Division); Eddie F. Ruiz, Vice President and Director of Facilities; Viola I. Sanchez, Vice President (Southeast Division); and David A. Vicars, Vice President (Midwest Division).

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

Operating Strategy

The Company believes its operating, acquisition and finance strategies combined with its diversified portfolio produces a low risk, stable growth business model. The Company’s primary objective is to grow shareholder value. Key elements of the Company’s growth strategy include:

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

Focus on Targeted Markets: The Company intends to continue investing in markets that have characteristics which enable them to be competitive economically. The Company believes that markets with some combination of above average population growth, job growth, education levels and personal income will produce better overall economic returns. As of December 31, 2010, substantially all of the Company’s square footage was located in these targeted core markets. The Company targets individual properties in those markets that are close to critical infrastructure, middle to high income housing, universities and have easy access to major transportation arteries.

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

Retain Operating Cash Flow: The Company seeks to retain significant funds (after funding its distributions and capital improvements) for additional investments. During the year ended December 31, 2010, the Company distributed 45.2% of its funds from operations (“FFO”) to common shareholders/unit holders. During the year ended December 31, 2009, the Company distributed 32.2% of its FFO to common shareholders/unit holders. FFO is computed in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income, computed in accordance with U.S. generally accepted accounting principles (“GAAP”), before depreciation, amortization, gains or losses on asset dispositions, net income allocable to noncontrolling interests — common units, net income allocable to restricted stock unit holders and nonrecurring items. FFO is a non-GAAP financial measure and should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results of operations. Other REITs may use different methods for calculating FFO and, accordingly, the Company’s FFO may not be comparable to other real estate companies’ funds from operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Non-GAAP Supplemental Disclosure Measure: Funds from Operations,” for a reconciliation of FFO and net income allocable to common shareholders and for information on why the Company presents FFO.

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

Debt Financing: The Company has used debt financing to a limited degree. The primary source of debt that the Company relies upon to provide short term capital is its $100.0 million unsecured line of credit (the “Credit Facility”) with Wells Fargo. The Company had $93.0 million outstanding on the Credit Facility at an interest rate of 2.11% at December 31, 2010. Subsequent to December 31, 2010, the Company used funds borrowed from PS (as discussed below) to pay down the Credit Facility in full. The Company had no balance outstanding on its Credit Facility at December 31, 2009.

Access to Capital: The Company targets a minimum ratio of FFO to combined fixed charges and preferred distributions paid of 3.0 to 1.0. Fixed charges include interest expense. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the year ended December 31, 2010, the FFO to combined fixed charges and preferred distributions paid ratio was 3.5 to 1.0, excluding the non-cash distributions related to the redemption of preferred equity. The Company believes that its financial position will enable it to access capital to finance its future growth. Subject to market conditions, the Company may add leverage to its capital structure. Throughout this Form 10-K, we use the term “preferred equity” to mean both the preferred stock issued by the Company and the preferred partnership units issued by the Operating Partnership and the term “preferred distributions” to mean dividends and distributions on the preferred stock and preferred partnership units.

Competition

Competition in the market areas in which many of the Company’s properties are located is significant and has from time to time reduced the occupancy levels and rental rates of, and increased the operating expenses of, certain of these properties. Competition may be accelerated by any increase in availability of funds for investment in real estate. Barriers to entry are relatively low for those with the necessary capital and the Company competes for property acquisitions and tenants with entities that have greater financial resources than the Company. Sublease space and unleased developments are expected to continue to provide competition among operators in certain market areas in which the Company operates. While the Company will have to respond to market demands, management believes that its ability to offer a variety of options within its business parks as well as the Company’s financial stability provide it with an opportunity to compete favorably in its markets.

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

Investments in Real Estate Facilities

As of December 31, 2010, the Company owned and operated 21.8 million rentable square feet comprised of 85 business parks in eight states compared to 19.6 million rentable square feet at December 31, 2009. The increase in rentable square feet was due to the acquisition of 2.3 million square feet to its portfolio and the completion of 75,000 square feet of rentable small tenant industrial space located within MICC in Miami, Florida during 2010.

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

Borrowings

As of December 31, 2010, the Company had outstanding mortgage notes payable of $51.5 million. See Notes 5 and 6 to the consolidated financial statements for a summary of the Company’s outstanding borrowings as of December 31, 2010.

On July 28, 2010, the Company extended the term of its Credit Facility with Wells Fargo Bank to August 1, 2012. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. The rate of interest charged on borrowings is equal to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.60% to LIBOR plus 2.60% depending on the Company’s credit ratings and coverage ratios, as defined. Currently, the Company’s rate under the Credit Facility is LIBOR plus 1.80%. In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.40% of the borrowing limit (currently 0.20%). The Company had $93.0 million outstanding on the Credit Facility at an interest rate of 2.11% at December 31, 2010. Subsequent to December 31, 2010, the Company used funds borrowed from PS to pay down the Credit Facility in full and as such, the available balance is $100.0 million. The Company had no balance outstanding on its Credit Facility at December 31, 2009.

The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined therein) of less than 0.45 to 1.00, (ii) maintain a fixed charge coverage ratio (as defined therein) of not less than 1.75 to 1.00, (iii) maintain a minimum tangible net worth (as defined) and (iv) limit distributions to 95% of funds from operations (as defined therein) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company’s unsecured recourse debt; the Company did not have any unsecured recourse debt at December 31, 2010) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 2010.

On February 9, 2011, the Company entered into an agreement with PS to borrow $121.0 million with a maturity date of August 9, 2011 at an interest rate of LIBOR plus 0.85%. Funds from this loan were used for the repurchase of the Company’s 7.50% Series J Cumulative Redeemable Preferred Units for $35.4 million and to repay, in full, the outstanding balance on the Company’s Credit Facility.

The Company has broad powers to borrow in furtherance of the Company’s objectives. The Company has incurred in the past, and may incur in the future, both short-term and long-term indebtedness to increase its funds available for investment in real estate, capital expenditures and distributions.

Employees

As of December 31, 2010, the Company employed 142 individuals, primarily personnel engaged in property operations.

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

PS has significant influence over us.

At December 31, 2010, PS and its affiliates owned 23.5% of the outstanding shares of the Company’s common stock and 22.8% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 41.0% of the outstanding shares of the Company’s common stock. In addition, the PS Business Parks name and logo is owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PS. Consequently, PS has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the Operating Partnership. PS’s interest in such matters may differ from other shareholders. In addition, PS’s ownership may make it more difficult for another party to take over our company without PS’s approval.

Provisions in our organizational documents may prevent changes in control.

Our articles generally prohibit any person from owning more than 7% of our shares: Our articles of incorporation restrict the number of shares that may be owned by any other person, and the partnership agreement of our Operating Partnership contains an anti-takeover provision. No shareholder (other than PS and certain other specified shareholders) may own more than 7% of the outstanding shares of our common stock, unless our board of directors waives this limitation. We imposed this limitation to avoid, to the extent possible, a concentration of ownership that might jeopardize our ability to qualify as a REIT. This limitation, however, also makes a change of control much more difficult (if not impossible) even if it may be favorable to our public shareholders. These provisions will prevent future takeover attempts not supported by PS even if a majority of our public shareholders consider it to be in their best interests as they would receive a premium for their shares over market value or for other reasons.

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

While the United States economy is beginning to show signs of stability, it has undergone pervasive and fundamental disruptions over the past three years. The continuation or intensification of any such volatility may have an adverse impact on the availability of credit to businesses generally and could lead to a further weakening of the U.S. and global economies. To the extent that turmoil in the financial markets returns or intensifies, it has the potential to materially affect the value of our properties, the availability or the terms of financing and may impact the ability of our customers to enter into new leasing transactions or satisfy rental payments under existing leases. The uncertainty and pace of an economic recovery could also affect our operating results and financial condition as follows:

Debt and Equity Markets: Our results of operations and share price are sensitive to volatility in the credit markets. The commercial real estate debt markets have experienced significant volatility as a result of various factors, including the tightening of underwriting standards by lenders and credit rating agencies and the continued erosion of operating fundamentals of assets pledged as collateral. Credit spreads for major sources of capital widened significantly as investors have demanded a higher risk premium. This has resulted in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions. In addition, the state of the debt markets could have an effect on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and affect our ability to raise capital. :

Valuations: Market volatility has made the valuation of our properties more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties, which could result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge in earnings. :

Government Intervention: The pervasive and fundamental disruptions that the United States economy has undergone led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies. It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed on the markets or the effect of such restrictions on us and our results of operations. There is a high likelihood of significantly increased regulation of the financial markets that could have a material effect on our operating results and financial condition.

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

We may be unable to consummate acquisitions and developments on advantageous terms or new acquisitions and developments may fail to perform as expected:  We were able to successfully acquire $301.7 million of new properties, aggregating 2.3 million square feet, in 2010 and we continue to seek to acquire and develop flex, industrial and office properties where they meet our criteria all of which we believe will enhance our future financial performance and the value of our portfolio. Our belief, however, is subject to risks, uncertainties and other factors, many of which are forward-looking and are uncertain in nature or are beyond our control, including the risks that our acquisitions and developments may not perform as expected, that we may be unable to quickly integrate new acquisitions and developments into our existing operations, and that any costs to develop projects or redevelop acquired properties may exceed estimates. As of December 31, 2010, the occupancy of the assets acquired in 2010 was 72.4%. If the Company is unable to lease the vacant square footage of these properties in a reasonable period of time, it may not be able to achieve its objective of enhancing value. Further, we face significant competition for suitable acquisition properties from other real estate investors, including other publicly traded real estate investment trusts and private institutional investors. As a result, we may be unable to acquire additional properties we desire or the purchase price for desirable properties may be significantly increased. In addition, some of these properties may have unknown characteristics or deficiencies or may not complement our portfolio of existing properties. In addition, we may finance future acquisitions and developments through a combination of borrowings, proceeds from equity or debt offerings by us or the Operating Partnership, and proceeds from property divestitures. These financing options may not be available when desired or required or may be more costly than anticipated, which could adversely affect our cash flow. Real property development is subject to a number of risks, including construction delays, complications in obtaining necessary zoning, occupancy and other governmental permits, cost overruns, financing risks, and the possible inability to meet expected occupancy and rent levels. If any of these problems occur, development costs for a project may increase, and there may be costs incurred for projects that are not completed. As a result of the foregoing, some properties may be worth less or may generate less revenue than, or simply not perform as well as, we believed at the time of acquisition or development, negatively affecting our operating results. Any of the foregoing risks could adversely affect our financial condition, operating results and cash flow, and our ability to pay dividends on, and the market price of, our stock. In addition, we may be unable to successfully integrate and effectively manage the properties we do acquire and develop, which could adversely affect our results of operations.

We may encounter significant delays and expense in reletting vacant space, or we may not be able to relet space at existing rates, in each case resulting in losses of income: When leases expire, we will incur expenses in retrofitting space and we may not be able to re-lease the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. As of December 31, 2010, our properties generally had lower vacancy rates than the average for the markets in which they are located, and leases accounting for 20.5% of our annualized rental income are scheduled to expire in 2011. While we have estimated our cost of renewing leases that expire in 2011, our estimates could be wrong. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.

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

Substantial sales of our common stock, or the perception that substantial sales may occur, could adversely affect the market price of our common stock. As of December 31, 2010, PS and its affiliates owned 23.5% of the outstanding shares of the Company’s common stock and 22.8% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 41.0% of the outstanding shares of the Company’s common stock. These shares, as well as shares of common stock held by certain other significant shareholders, are eligible to be sold in the public market, subject to compliance with applicable securities laws.

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

We are subject to laws and governmental regulations and actions that affect our operating results and financial condition.

Our business is subject to regulation under a wide variety of U.S. federal, state and local laws, regulations and policies including those imposed by the SEC, the Sarbanes-Oxley Act of 2002 and New York Stock Exchange, as well as applicable labor laws. Although we have policies and procedures designed to comply with applicable laws and regulations, failure to comply with the various laws and regulations may result in civil and criminal liability, fines and penalties, increased costs of compliance and restatement of our financial statements.

There can also be no assurance that, in response to current economic conditions or the current political environment or otherwise, laws and regulations will not be implemented or changed in ways that adversely affect our operating results and financial condition, such as recently adopted legislation that expands health care coverage costs or facilitates union activity or federal legislative proposals to otherwise increase operating costs.

Terrorist attacks and the possibility of wider armed conflict may have an adverse impact on our business and operating results and could decrease the value of our assets.

Terrorist attacks and other acts of violence or war could have a material adverse impact on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the U.S. Attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our operating results. Further, we may not have insurance coverage for losses caused by a terrorist attack. Such insurance may not be available, or if it is available and we decide to obtain such terrorist coverage, the cost for the insurance may be significant in relationship to the risk overall. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business and results of operations. Finally, further terrorist acts could cause the U.S. to enter into a wider armed conflict, which could further impact our business and operating results.

Developments in California may have an adverse impact on our business and financial results.

We are headquartered in, and approximately 26.6% of our properties are located in California, which like many other state and local jurisdictions is facing severe budgetary problems and deficits. Action that may be taken in response to these problems, such as increases in property taxes, changes to sales taxes, adoption of a proposed “Business Net Receipts Tax” or other governmental efforts to raise revenues could adversely impact our business and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2010, the Company owned 85 business parks consisting of a geographically diverse portfolio of 21.8 million rentable square feet of commercial real estate which consists of 13.0 million square feet of flex space, 4.0 million square feet of industrial space and 4.9 million square feet of office space concentrated primarily in 10 regions consisting of Southern and Northern California, Southern and Northern Texas, South Florida, Virginia, Maryland, Oregon, Arizona and Washington. The weighted average occupancy rate throughout 2010 was 90.8% and the realized rent per square foot was $14.96.

The following table reflects the geographical diversification of the 85 business parks owned by the Company as of December 31, 2010, the type of the rentable square footage and the weighted average occupancy rates throughout 2010 (except as set forth below, all of the properties are held in fee simple interest) (in thousands, except number of business parks):

	Number of					Weighted
	Business	Rentable Square Footage				Average
Location	Parks	Flex	Industrial	Office	Total	Occupancy Rate

Arizona
Mesa	1	78	—	—	78	97.0%
Phoenix	1	310	—	—	310	79.6%
Tempe	2	291	—	—	291	91.4%

	4	679	—	—	679	86.7%

Northern California
Hayward	1	—	407	—	407	99.5%
Monterey	1	—	—	12	12	96.5%
Sacramento	2	—	—	367	367	86.4%
San Jose	3	457	—	—	457	92.1%
San Ramon	1	—	—	52	52	91.6%
Santa Clara	2	429	—	—	429	80.3%
So. San Francisco	2	94	—	—	94	90.8%

	12	980	407	431	1,818	89.7%

Southern California
Buena Park	1	—	317	—	317	99.2%
Carson	1	77	—	—	77	94.1%
Cerritos	2	—	395	31	426	96.6%
Culver City	1	149	—	—	149	87.6%
Irvine	1	—	—	160	160	91.7%
Laguna Hills	2	614	—	—	614	93.0%
Lake Forest	1	297	—	—	297	93.3%
Monterey Park	1	199	—	—	199	88.5%
Orange	1	—	—	108	108	87.4%
San Diego(1)	3	768	—	—	768	94.2%
Santa Ana	1	—	—	437	437	83.6%
Signal Hill	1	267	—	—	267	93.3%
Studio City	1	22	—	—	22	97.9%
Torrance	1	147	—	—	147	91.8%

	18	2,540	712	736	3,988	92.5%

Maryland
Beltsville	1	309	—	—	309	82.1%
Gaithersburg	1	—	—	29	29	91.0%
Rockville	3	295	—	1,187	1,482	88.1%
Silver Spring(1)	1	366	—	166	532	93.5%

	6	970	—	1,382	2,352	88.6%

Oregon
Beaverton	2	1,024	—	188	1,212	82.8%
Milwaukee	1	102	—	—	102	93.7%

	3	1,126	—	188	1,314	83.7%

	Number of					Weighted
	Business	Rentable Square Footage				Average
Location	Parks	Flex	Industrial	Office	Total	Occupancy Rate

Northern Texas
Dallas	2	237	—	—	237	84.5%
Farmers Branch	1	112	—	—	112	75.3%
Garland	1	36	—	—	36	84.2%
Irving(2)	2	715	231	—	946	95.9%
Mesquite	1	57	—	—	57	92.9%
Plano	1	184	—	—	184	90.8%
Richardson	1	117	—	—	117	92.8%

	9	1,458	231	—	1,689	91.8%

Southern Texas
Austin	9	1,491	—	—	1,491	88.0%
Houston	1	177	—	—	177	81.1%
Missouri City	1	66	—	—	66	79.5%

	11	1,734	—	—	1,734	86.9%

South Florida
Boca Raton(1)	1	135	—	—	135	87.8%
Miami	1	631	2,631	12	3,274	95.9%
Wellington(1)	1	262	—	—	262	88.8%

	3	1,028	2,631	12	3,671	95.1%

Virginia
Alexandria	2	155	—	54	209	95.4%
Chantilly	4	563	—	38	601	79.8%
Fairfax	1	—	—	292	292	96.7%
Herndon	1	—	—	244	244	88.3%
Lorton	1	246	—	—	246	99.6%
McLean	1	—	—	735	735	61.9%
Merrifield	1	303	—	355	658	95.3%
Springfield	2	270	—	90	360	98.7%
Sterling	2	296	—	—	296	98.4%
Vienna	1	—	—	270	270	48.3%
Woodbridge	1	114	—	—	114	92.5%

	17	1,947	—	2,078	4,025	90.8%

Washington
Redmond	1	465	—	28	493	90.3%
Renton	1	28	—	—	28	92.5%

	2	493	—	28	521	90.4%

Total	85	12,955	3,981	4,855	21,791	90.8%

(1)	Five commercial properties, one in San Diego, California, one in Silver Spring, Maryland, one in Boca Raton, Florida, and two in Wellington, Florida, serve as collateral to mortgage notes payable. Subsequent to December 31, 2010, the Company repaid one of the two mortgage notes payable in full for the property located in Wellington, Florida. For more information, see Note 6 to the consolidated financial statements.

(2)	The Company owns two properties that are subject to ground leases in Las Colinas, Texas, expiring in 2019 and 2020, each with one 10 year extension option.

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

The Company evaluates the performance of its business parks primarily based on net operating income (“NOI”). NOI is defined by the Company as rental income as defined by GAAP less cost of operations as defined by GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Concentration of Portfolio by Region” below for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The following information illustrates rental income, cost of operations and NOI generated by the Company’s total portfolio in 2010, 2009 and 2008 by geographic region and by property classifications. As a result of acquisitions and dispositions, certain properties were not held for the full year.

The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP. The tables below also include a reconciliation of NOI to the most comparable amounts based on GAAP (in thousands):

	For The Year Ended December 31, 2010				For The Year Ended December 31, 2009				For The Year Ended December 31, 2008
	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total

Rental Income:
Southern California	$38,881	$14,234	$5,323	$58,438	$41,566	$14,767	$5,554	$61,887	$43,894	$15,619	$5,804	$65,317
Northern California	10,720	6,327	2,773	19,820	11,103	6,733	2,859	20,695	13,859	7,190	2,890	23,939
Southern Texas	14,640	—	—	14,640	9,899	—	—	9,899	10,228	—	—	10,228
Northern Texas	15,399	—	1,265	16,664	15,331	—	1,245	16,576	15,686	—	1,278	16,964
South Florida	10,228	216	20,076	30,520	11,292	212	19,912	31,416	12,336	214	20,005	32,555
Virginia	33,464	25,665	—	59,129	34,265	24,575	—	58,840	34,508	24,684	—	59,192
Maryland	17,218	29,762	—	46,980	16,670	22,442	—	39,112	16,288	21,689	—	37,977
Oregon	15,094	3,049	—	18,143	14,269	2,941	—	17,210	14,985	3,481	—	18,466
Arizona	5,793	—	—	5,793	6,393	—	—	6,393	7,006	—	—	7,006
Washington	7,738	552	—	8,290	8,291	638	—	8,929	8,850	621	—	9,471

Total	169,175	79,805	29,437	278,417	169,079	72,308	29,570	270,957	177,640	73,498	29,977	281,115

Cost of Operations:
Southern California	10,942	5,641	1,079	17,662	10,872	5,647	1,097	17,616	10,951	5,873	1,042	17,866
Northern California	3,790	2,374	666	6,830	3,771	2,336	681	6,788	3,816	2,322	724	6,862
Southern Texas	6,054	—	—	6,054	4,124	—	—	4,124	4,235	—	—	4,235
Northern Texas	5,385	—	335	5,720	5,441	—	336	5,777	5,712	—	299	6,011
South Florida	3,752	134	6,041	9,927	3,985	130	5,952	10,067	4,118	104	6,094	10,316
Virginia	8,381	8,665	—	17,046	8,890	8,635	—	17,525	8,692	8,558	—	17,250
Maryland	5,160	10,036	—	15,196	4,820	7,293	—	12,113	4,680	7,312	—	11,992
Oregon	5,326	1,393	—	6,719	5,403	1,352	—	6,755	5,610	1,409	—	7,019
Arizona	2,749	—	—	2,749	2,735	—	—	2,735	3,013	—	—	3,013
Washington	2,438	193	—	2,631	2,205	207	—	2,412	2,410	208	—	2,618

Total	53,977	28,436	8,121	90,534	52,246	25,600	8,066	85,912	53,237	25,786	8,159	87,182

NOI:
Southern California	27,939	8,593	4,244	40,776	30,694	9,120	4,457	44,271	32,943	9,746	4,762	47,451
Northern California	6,930	3,953	2,107	12,990	7,332	4,397	2,178	13,907	10,043	4,868	2,166	17,077
Southern Texas	8,586	—	—	8,586	5,775	—	—	5,775	5,993	—	—	5,993
Northern Texas	10,014	—	930	10,944	9,890	—	909	10,799	9,974	—	979	10,953
South Florida	6,476	82	14,035	20,593	7,307	82	13,960	21,349	8,218	110	13,911	22,239
Virginia	25,083	17,000	—	42,083	25,375	15,940	—	41,315	25,816	16,126	—	41,942
Maryland	12,058	19,726	—	31,784	11,850	15,149	—	26,999	11,608	14,377	—	25,985
Oregon	9,768	1,656	—	11,424	8,866	1,589	—	10,455	9,375	2,072	—	11,447
Arizona	3,044	—	—	3,044	3,658	—	—	3,658	3,993	—	—	3,993
Washington	5,300	359	—	5,659	6,086	431	—	6,517	6,440	413	—	6,853

Total	$115,198	$51,369	$21,316	$187,883	$116,833	$46,708	$21,504	$185,045	$124,403	$47,712	$21,818	$193,933

The following table is provided to reconcile NOI to consolidated income from continuing operations as determined by GAAP (in thousands):

	For The Years Ended December 31,
	2010	2009	2008

Property net operating income	$187,883	$185,045	$193,933
Facility management fees	672	698	728
Interest and other income	333	536	1,457
Depreciation and amortization	(78,868)	(84,504)	(99,317)
General and administrative	(9,651)	(6,202)	(8,099)
Interest expense	(3,534)	(3,552)	(3,952)

Income from continuing operations	$96,835	$92,021	$84,750

Portfolio Information

The table below sets forth information with respect to occupancy and rental rates of the Company’s total portfolio for each of the last five years, including discontinued operations:

	2010	2009	2008	2007	2006

Weighted average occupancy rate	90.8%	90.5%	93.5%	93.4%	93.4%
Realized rent per square foot	$14.96	$15.45	$15.50	$14.97	$14.36

Approximately 60.1% of the Company’s annualized rental income is derived from large tenants, which the Company defines as tenants with leases averaging greater than or equal to 5,000 square feet. These tenants generally sign longer leases, may require more generous tenant improvements, are typically represented by a broker and are more creditworthy. The remaining 39.9% of the Company’s annualized rental income are derived from small tenants with average space requirements of less than 5,000 square feet and a shorter lease term duration. Tenant improvements are relatively less for these tenants; most of these tenants are not represented by brokers and therefore the Company does not pay lease commissions. The following tables set forth the lease expirations for all assets in continuing operations as of December 31, 2010, in addition to bifurcating the lease expirations for properties serving primarily small businesses and those properties serving primarily larger businesses (in thousands):

Lease Expirations (Entire Portfolio) as of December 31, 2010

			Percent of
	Rentable Square	Annualized Rental	Annualized Rental
	Footage Subject to	Income Under	Income Represented
Year of Lease Expiration	Expiring Leases	Expiring Leases	by Expiring Leases

2011	4,292	$62,288	20.5%
2012	4,887	74,195	24.4%
2013	4,235	64,217	21.1%
2014	2,420	36,170	11.9%
2015	1,504	23,487	7.7%
2016	1,295	23,684	7.8%
2017	191	4,825	1.5%
2018	316	7,286	2.4%
2019	79	2,109	0.7%
2020	183	4,536	1.5%
Thereafter	42	1,405	0.5%

Total	19,444	$304,202	100.0%

Lease Expirations (Small Tenant Portfolio) as of December 31, 2010

The Company’s small tenant portfolio consists of properties with average leases less than 5,000 square feet.

			Percent of
			Annualized
	Rentable Square	Annualized Rental	Rental Income
	Footage Subject to	Income Under	Represented by
Year of Lease Expiration	Expiring Leases	Expiring Leases	Expiring Leases

2011	2,440	$36,683	12.1%
2012	2,257	35,834	11.8%
2013	1,255	22,015	7.2%
2014	652	12,306	4.0%
2015	465	8,559	2.8%
2016	177	3,893	1.3%
2017	55	1,325	0.4%
2018	7	213	0.1%
2019	17	393	0.1%
2020	4	58	0.0%
Thereafter	12	307	0.1%

Total	7,341	$121,586	39.9%

Lease Expirations (Large Tenant Portfolio) as of December 31, 2010

The Company’s large tenant portfolio consists of properties with leases averaging greater than or equal to 5,000 square feet.

			Percent of
			Annualized
	Rentable Square	Annualized Rental	Rental Income
	Footage Subject to	Income Under	Represented by
Year of Lease Expiration	Expiring Leases	Expiring Leases	Expiring Leases

2011	1,852	$25,605	8.4%
2012	2,630	38,361	12.6%
2013	2,980	42,202	13.9%
2014	1,768	23,864	7.9%
2015	1,039	14,928	4.9%
2016	1,118	19,791	6.5%
2017	136	3,500	1.1%
2018	309	7,073	2.3%
2019	62	1,716	0.6%
2020	179	4,478	1.5%
Thereafter	30	1,098	0.4%

Total	12,103	$182,616	60.1%

Significant Properties

As of and for the year ended December 31, 2010, one of the Company’s properties had a book value of more than 10% of the Company’s total assets. The property, known as MICC, is a business park in Miami, Florida, consisting of 47 buildings (3.3 million square feet) consisting of flex (631,000 square feet), industrial (2.6 million square feet) and office (12,000 square feet) space. The property was purchased on December 30, 2003. In 2010, the Company completed construction on a parcel of land within MICC, which added 75,000 square feet of rentable small tenant industrial space. MICC has a net book value of $163.4 million, representing approximately 10.1% of the Company’s total assets at December 31, 2010.

MICC property taxes for the year ended December 31, 2010 were $3.5 million at a rate of 1.9% of the respective assessed parcel value.

The following table sets forth information with respect to occupancy and rental rates at MICC for each of the last five years, including the dispositions of a 56,000 square foot retail center and 94,000 square feet of flex space:

	2010	2009	2008	2007	2006

Weighted average occupancy rate	95.9%	95.4%	96.9%	98.2%	96.4%
Realized rent per square foot	$8.38	$8.69	$8.76	$8.24	$7.88

There is no one tenant that occupies 10% or more of the rentable square footage at MICC.

The following table sets forth information with respect to lease expirations at MICC (in thousands, except number of leases expiring):

				Percent of
		Rentable Square	Annualized Rental	Annualized Rental
	Number of	Footage Subject to	Income Under	Income Represented
Year of Lease Expiration	Leases Expiring	Expiring Leases	Expiring Leases	by Expiring Leases

2011	72	579	$5,078	18.8%
2012	95	776	7,017	26.0%
2013	83	862	7,262	26.9%
2014	47	415	3,468	12.8%
2015	14	189	1,656	6.1%
2016	10	237	1,829	6.8%
2017	—	—	—	—
2018	2	92	708	2.6%
2019	—	—	—	—
2020	—	—	—	—
Thereafter	—	—	—	—

Total	323	3,150	$27,018	100.0%

The following table sets forth information with respect to tax depreciation at MICC (in thousands, except year data):

		Rate of		Life in	Accumulated
	Tax Basis	Depreciation	Method	Years	Depreciation

Land Improvements	$45,732	1.7%	MACRS, 150%	15	$24,243
Improvements	24,582	0.0%	VARIOUS	5	24,439
Tenant Buildings	92,509	2.1%	MACRS, SL	VAR	14,889

Total	$162,823				$63,571

Accumulated depreciation for personal property shown in the preceding table was derived using the mid-quarter convention.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of the Registrant’s Common Equity:

The common stock of the Company trades on the New York Stock Exchange under the symbol PSB. The following table sets forth the high and low sales prices of the common stock on the New York Stock Exchange for the applicable periods:

	Range
Three Months Ended	High	Low

March 31, 2009	$46.37	$28.29
June 30, 2009	$49.24	$35.57
September 30, 2009	$56.44	$42.36
December 31, 2009	$53.56	$46.03

March 31, 2010	$55.26	$44.34
June 30, 2010	$61.88	$50.69
September 30, 2010	$61.15	$52.14
December 31, 2010	$61.54	$51.31

Holders:

As of February 21, 2011, there were 428 holders of record of the common stock.

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

Distributions paid per share of common stock for the years ended December 31, 2010 and 2009 amounted to $1.76 per year. The Board of Directors has established a distribution policy intended to maximize the retention of operating cash flow and distribute the minimum amount required for the Company to maintain its tax status as a REIT. Pursuant to restrictions contained in the Company’s Credit Facility, distributions may not exceed 95% of funds from operations, as defined therein, for any four consecutive quarters. For more information on the Credit Facility, see Note 5 to the consolidated financial statements.

Issuer Repurchases of Equity Securities:

The Company’s Board of Directors has authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. The program does not expire. Purchases will be made subject to market conditions and other investment opportunities available to the Company.

During the three months ended December 31, 2010, there were no shares of the Company’s common stock repurchased. As of December 31, 2010, the Company has 2,206,221 shares available for purchase under the program.

Securities Authorized for Issuance Under Equity Compensation Plans:

The equity compensation plan information is provided in Item 12.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth selected consolidated and combined financial and operating information on a historical basis of the Company. The following information should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere in this Form 10-K. Note that historical results from 2009 through 2006 were reclassified to conform with 2010 presentation for discontinued operations. See Note 3 to the consolidated financial statements included elsewhere in this Form 10-K for a discussion of income from discontinued operations.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Revenues:
Rental income	$278,417	$270,957	$281,115	$268,574	$240,013
Facility management fees	672	698	728	724	625

Total operating revenues	279,089	271,655	281,843	269,298	240,638
Expenses:
Cost of operations	90,534	85,912	87,182	83,245	73,652
Depreciation and amortization	78,868	84,504	99,317	97,998	85,735
General and administrative	9,651	6,202	8,099	7,917	7,046

Total operating expenses	179,053	176,618	194,598	189,160	166,433
Other income and expenses:
Interest and other income	333	536	1,457	5,104	6,874
Interest expense	(3,534)	(3,552)	(3,952)	(4,130)	(2,575)

Total other income and expenses	(3,201)	(3,016)	(2,495)	974	4,299

Income from continuing operations	96,835	92,021	84,750	81,112	78,504

Discontinued operations:
Income from discontinued operations	34	830	597	563	576
Gain on sale of land and real estate facilities	5,153	1,488	—	—	2,328

Total discontinued operations	5,187	2,318	597	563	2,904

Net income	$102,022	$94,339	$85,347	$81,675	$81,408

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$11,594	$19,730	$8,296	$6,155	$5,673
Noncontrolling interests — preferred units	5,103	(2,569)	7,007	6,854	11,155

Total net income allocable to noncontrolling interests	16,697	17,161	15,303	13,009	16,828
Net income allocable to PS Business Parks, Inc.:
Common shareholders	38,959	59,413	23,179	17,537	16,513
Preferred shareholders	46,214	17,440	46,630	50,937	47,933
Restricted stock unit holders	152	325	235	192	134

Total net income allocable to PS Business Parks, Inc.	85,325	77,178	70,044	68,666	64,580

	$102,022	$94,339	$85,347	$81,675	$81,408

	For The Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Per Common Share:
Cash Distribution	$1.76	$1.76	$1.76	$1.61	$1.16
Net income — basic	$1.59	$2.70	$1.13	$0.82	$0.77
Net income — diluted	$1.58	$2.68	$1.12	$0.81	$0.77
Weighted average common shares — basic	24,546	21,998	20,443	21,313	21,335
Weighted average common shares — diluted	24,687	22,128	20,618	21,573	21,584
Balance Sheet Data:
Total assets	$1,621,057	$1,564,822	$1,469,323	$1,516,583	$1,463,599
Total debt	$144,511	$52,887	$59,308	$60,725	$67,048
Preferred stock called for redemption	$—	$—	$—	$—	$50,000
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock	$598,546	$626,046	$706,250	$716,250	$572,500
Common stock	$594,982	$589,633	$414,564	$439,330	$482,703
Noncontrolling interests:
Preferred units	$53,418	$73,418	$94,750	$94,750	$82,750
Common units	$176,179	$176,540	$148,023	$154,470	$165,469
Other Data:
Net cash provided by operating activities	$177,941	$179,625	$189,337	$184,094	$166,134
Net cash used in investing activities	$(327,448)	$(26,956)	$(35,192)	$(180,188)	$(169,986)
Net cash provided by (used in) financing activities	$(53,656)	$545	$(134,171)	$(35,882)	$(129,694)
Funds from operations(1)	$124,420	$163,074	$131,558	$122,405	$106,235
Square footage owned at end of period	21,791	19,556	19,556	19,556	18,687

(1)	Funds from operations (“FFO”) is computed in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income, computed in accordance with GAAP, before depreciation, amortization, gains or losses on asset dispositions, net income allocable to noncontrolling interests — common units, net income allocable to restricted stock unit holders and nonrecurring items. FFO should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance or liquidity as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results of operations. Other REITs may use different methods for calculating FFO and, accordingly, the Company’s FFO may not be comparable to that of other real estate companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funds from Operations,” for a reconciliation of FFO and net income allocable to common shareholders and for information on why the Company presents FFO.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the selected financial data and the Company’s consolidated financial statements and notes thereto included elsewhere in the Form 10-K.

Forward-Looking Statements: Forward-looking statements are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements: (a) changes in general economic and business conditions; (b) decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases; (c) tenant defaults; (d) the effect of the recent credit and financial market conditions; (e) our failure to maintain our status as a REIT; (f) the economic health of our tenants; (g) increases in operating costs; (h) casualties to our properties not covered by insurance; (i) the availability and cost of capital; (j) increases in interest rates and its effect on our stock price; (k) other factors discussed under the heading “Item 1A. Risk Factors”. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.

Overview

As of December 31, 2010, the Company owned and operated 21.8 million rentable square feet of multi-tenant flex, industrial and office properties located in eight states.

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

During 2010, the Company leased or re-leased 6.1 million square feet of space while experiencing a decrease in rental rates of 13.0%. Total net operating income increased by $2.8 million, or 1.5%, from the year ended December 31, 2009 to 2010. See further discussion of operating results below.

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

Effect of Economic Conditions on the Company’s Operations: During 2010, the impact of the recent recession and weak economic conditions continued to affect commercial real estate negatively as the Company experienced a decrease in new rental rates over expiring rental rates on executed leases. Although it is uncertain what impact economic conditions will have on the Company’s future ability to maintain existing occupancy levels and rental rates, management expects that the decrease in rental rates on new and renewal transactions could result in lower rental income in 2011 when compared to 2010. The current economic conditions may have a significant impact on the Company, potentially resulting in further reductions in occupancy and rental rates.

While the Company historically has experienced a low level of write-offs of uncollectable rents, there is inherent uncertainty in a tenant’s ability to continue paying rent and meet their full lease obligaiton. The table below summarizes the impact to the Company from tenants’ inability to pay rent or continue to meet their lease obligation (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Annual write — offs of uncollectible rent	$1,464	$988	$602
Annual write — offs as a percentage of annual rental income	0.5%	0.4%	0.2%
Square footage of leases terminated prior to scheduled expiration due to business failures	566	824	549
Accelerated depreciation expense related to unamortized tenant improvements and lease commissions associated with early terminations	$2,779	$2,653	$—

As of February 25, 2011, the Company had 33,000 square feet of leased space occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. A number of other tenants have contacted us, requesting early termination of their lease, a reduction in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.

Company Performance and Effect of Economic Conditions on Primary Markets: The Company’s operations are substantially concentrated in 10 regions. The Company’s assessment of these regions as of December 31, 2010 is summarized below. During the year ended December 31, 2010, initial rental rates on new and renewed leases within the Company’s overall portfolio decreased 13.0% over expiring rents. The Company’s Same Park (defined below) vacancy rate at December 31, 2010 was 8.3%, up from 8.0% at December 31, 2009. The Company’s overall vacancy rate at December 31, 2010 was 10.4%, up from 8.0% at December 31, 2009. Each of the 10 regions in which the Company owns assets is subject to its own unique market influences. Below is a summary of the general market conditions as well as the Company’s operating statistics for each of the 10 regions in which the Company operates. The Company has compiled market information set forth below using third party reports for each respective market. The Company considers these sources to be reliable, but there can be no assurance that the information in these reports is accurate.

The Company owns 4.0 million square feet in Southern California located in Los Angeles, Orange and San Diego Counties. During the latter half of 2010, fundamentals began to reflect signs of stability in the overall region. Two of the three markets experienced a slight decline in vacancy rate from prior quarter. Market vacancy rates in Southern California range from 3.9% to 17.7%. The Company’s vacancy rate in this region at December 31, 2010 was 8.6%. For the year ended December 31, 2010, the overall market experienced positive net absorption of 0.1%. The Company’s weighted average occupancy for the region increased from 91.3% in 2009 to 92.5% in 2010. However, realized rent per square foot decreased 6.8% from $17.01 per square foot in 2009 to $15.85 per square foot in 2010 as the Company reduced rental rates in an effort to maintain and improve occupancy.

The Company owns 1.8 million square feet in Northern California with concentrations in Sacramento, the East Bay (Hayward and San Ramon) and Silicon Valley (San Jose and Santa Clara). Market vacancy rates in these submarkets are 24.5%, 20.7% and 18.7%, respectively. The Company’s vacancy rate in its Northern California portfolio at December 31, 2010 was 9.8%. During 2010, demand in these submarkets remained low, which negatively impacted both rental and occupancy rates. For the year ended December 31, 2010, the combined submarkets experienced negative net absorption of 0.3%. The Company’s weighted average occupancy in this region increased from 85.5% in 2009 to 89.7% in 2010. The increase in the Company’s weighted average occupancy was due to 144,000 square feet of vacant space leased during the fourth quarter of 2009 through 2010. Realized rent per square foot decreased 8.7% from $13.31 per square foot in 2009 to $12.15 per square foot in 2010.

The Company owns 1.7 million square feet in Southern Texas, specifically in the Austin and Houston markets. During the second quarter of 2010, the Company acquired a portfolio of assets in Austin aggregating 704,000 square feet of multi-tenant flex parks. Market vacancy rates are 13.9% in the Austin market and 16.3% in the Houston market. The Company’s vacancy rate for these combined markets at December 31, 2010 was 12.6%. During 2010, demand remained flat in these markets. However, the combined markets experienced positive net absorption of 0.2% for the year ended December 31, 2010 as opposed to negative net absorption in 2009. Tenants are taking advantage of the market conditions and locking in favorable rates and concessions. The Company’s weighted average occupancy in this region increased from 86.2% in 2009 to 86.9% in 2010. The increase in weighted average occupancy was a result of the current year acquisition with a higher weighted average occupancy of 89.3% for the year ended December 31, 2010. Excluding the current year acquisition, the Company’s weighted average occupancy for this market decreased from 86.2% in 2009 to 85.7% in 2010. Realized rent per square foot decreased 0.7% from $11.15 per square foot in 2009 to $11.07 per square foot in 2010. Excluding the current year acquisition, realized rent per square foot for this market decreased 2.1% from $11.15 per square foot in 2009 to $10.92 per square foot in 2010.

The Company owns 1.7 million square feet in Northern Texas, throughout the Dallas Metroplex market. The market vacancy rate in Las Colinas, where significant concentration of the Company’s Northern Texas portfolio is located, is 12.1%. The Company’s vacancy rate at December 31, 2010 in this market was 6.8%. For the year ended December 31, 2010, the market experienced positive net absorption of 0.3%. The Company’s weighted average occupancy for the region increased from 91.1% in 2009 to 91.8% in 2010. Realized rent per square foot decreased 0.3% from $10.77 per square foot in 2009 to $10.74 per square foot in 2010.

The Company owns 3.7 million square feet in South Florida, which consists of MICC business park located in the Airport West submarket of Miami-Dade County and two multi-tenant flex parks located in Palm Beach County. MICC is located less than one mile from the cargo entrance of the Miami International Airport, which is one of the most active cargo airports in the United States. Market fundamentals may be stabilizing in Miami as market vacancy is at its lowest since the second quarter of 2009 and positive absorption was recorded for three consecutive quarters. Market vacancy rates for Miami-Dade County and Palm Beach County are 8.7% and 9.7%, respectively, compared to the Company’s vacancy rate for Miami-Dade County and Palm Beach County of 2.5% and 9.7%, respectively, at December 31, 2010. During 2010, the combined markets experienced positive net absorption of 1.5%. The Company’s weighted average occupancy in this region increased from 94.5% in 2009 to 95.1% in 2010. Realized rent per square foot decreased 4.3% from $9.24 per square foot in 2009 to $8.84 per square foot in 2010. During the third quarter of 2010, the Company completed construction on a parcel of land within MICC, which added 75,000 square feet of rentable small tenant industrial space. As of December 31, 2010, the newly constructed building was 73.4% occupied.

The Company owns 4.0 million square feet in the Northern Virginia submarket of Washington D.C. During the second half of 2010, the Company acquired Tysons Corporate Center, a 270,000 square foot two-building multi-tenant office park, and Westpark Business Campus, a 735,000 square foot seven-building multi-tenant office park, each located in Tysons Corner, Virginia. The Company’s overall vacancy rate at December 31, 2010 was 17.2% compared to the average market vacancy rate of 13.2%. During 2010, the market experienced an increase in activity across all tenant sizes. For the year ended December 31, 2010, the market experienced positive net absorption of 0.8%. The Company’s weighted average occupancy for this market decreased from 93.6% in 2009 to 90.8% in 2010. The decrease in weighted average occupancy was the result of current year acquisitions which had a combined weighted average occupancy of 51.5% for the year ended December 31, 2010. Excluding current year acquisitions, the Company’s weighted average occupancy for this market decreased from 93.6% in 2009 to 91.4% in 2010. The decrease in the Same Park weighted average occupancy was due to two scheduled expirations in 2010 totaling 132,000 square feet. Realized rent per square foot decreased 1.2% from $20.82 per square foot in 2009 to $20.56 per square foot in 2010. Excluding current year acquisitions, realized rent per square foot for this market decreased 0.9% from $20.82 per square foot in 2009 to $20.63 per square foot in 2010.

The Company owns 2.4 million square feet in the Maryland submarket of Washington D.C. During the first half of 2010, the Company acquired Shady Grove Executive Center, a 350,000 square foot multi-tenant office park, and Parklawn Business Park, a 232,000 square foot multi-tenant office and flex park, each located in Rockville, Maryland. By the end of 2010, fundamentals in this market began to show signs of stabilization as evidenced with a decline in vacancy rate from prior year and positive net absorption for the first time since 2005. The Company’s overall vacancy rate in the region at December 31, 2010 was 13.5% compared to 14.1% for the market as a whole. For the year ended December 31, 2010, the market experienced positive net absorption of 0.3%, which is attributed to an increase in federal government related activity. The Company’s weighted average occupancy decreased from 92.1% in 2009 to 88.6% in 2010. The decrease in weighted average occupancy was the result of current year acquisitions which had a combined weighted average occupancy of 76.4% for the year ended December 31, 2010. Excluding current year acquisitions, the Company’s weighted average occupancy for this market increased from 92.1% in 2009 to 92.7% in 2010. Realized rent per square foot increased 1.7% from $23.99 per square foot in 2009 to $24.40 per square foot in 2010. Excluding current year acquisitions, realized rent per square foot for this market decreased 1.2% from $23.99 per square foot in 2009 to $23.70 per square foot in 2010.

The Company owns 1.3 million square feet in the Beaverton submarket of Portland, Oregon. The submarket vacancy rate in this region is 23.6%. The Company’s vacancy rate in the submarket was 14.6% at December 31, 2010. Leasing activity improved during the end of 2010, which ended the year with positive net absorption during the fourth quarter of 2010. Despite the improvement in leasing activity and vacancy rates, rental rates continued to soften in 2010. For the year ended December 31, 2010, the market experienced negative net absorption of 0.3%. However, the Company’s weighted average occupancy increased from 79.9% in 2009 to 83.7% in 2010. The increase in the Company’s weighted average occupancy was primarily due to 36,000 square feet leased to two tenants in 2010, which had been vacant in 2009. Realized rent per square foot increased 0.6% from $16.40 per square foot in 2009 to $16.50 per square foot in 2010.

The Company owns 679,000 square feet in the Phoenix and Tempe submarkets of Arizona. During 2010, national and local economies continued to impact the submarkets negatively. Market vacancies increased significantly in 2009 due in part to companies contracting and reorganizing business operations in the market, which had a negative impact on rental rates in 2010. The submarket vacancy rate is 14.7% compared to the Company’s vacancy rate of 8.3% at December 31, 2010. For the year ended December 31, 2010, the market experienced positive net absorption of 0.2%. The Company’s weighted average occupancy in the region increased from 85.5% in 2009 to 86.7% in 2010. Realized rent per square foot decreased 10.6% from $11.01 per square foot in 2009 to $9.84 per square foot in 2010 as rental rates decreased on new and renewed leases.

The Company owns 521,000 square feet in the state of Washington which mostly consists of Overlake Business Center, a 493,000 square foot multi-tenant office and flex park located in Redmond. Leasing activity improved during the end of 2010, which ended the year with positive net absorption during the fourth quarter of 2010 and a drop in vacancy rates from prior quarter. The market vacancy rate is 13.7%. The Company’s vacancy rate in this region at December 31, 2010 was 6.1%. For the year ended December 31, 2010, this market experienced positive net absorption of 0.4%, an improvement from prior year’s negative net absorption of 3.2%. The Company’s weighted average occupancy increased from 88.2% in 2009 to 90.4% in 2010. Realized rent per square foot decreased 9.4% from $19.43 per square foot in 2009 to $17.60 per square foot in 2010 as rental rates decreased on new and renewed leases.

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

In 2010, the Company acquired five business parks comprising 2.3 million square feet for an aggregate purchase price of $301.7 million. As of December 31, 2010 the blended occupancy of the assets acquired was 72.4%. As of December 31, 2010, the Company had approximately 632,000 square feet of vacancy spread over the five parks acquired in 2010 which provides the Company with considerable opportunity to generate additional rental income given that the Company’s other assets in these same submarkets have a blended occupancy of 90.0% at December 31, 2010. The table below reflects the assets acquired during the year ended December 31, 2010 (in thousands):

				Square	Occupancy at
Property	Date Acquired	Location	Purchase Price	Feet	December 31, 2010

Westpark Business Campus	December, 2010	Tysons Corner, Virginia	$140,000	735	61.9%
Tysons Corporate Center	July, 2010	Tysons Corner, Virginia	$35,400	270	48.0%
Parklawn Business Park	June, 2010	Rockville, Maryland	$23,430	232	81.2%
Austin Flex Portfolio	April, 2010	Austin, Texas	$42,900	704	88.0%
Shady Grove Executive Center	March, 2010	Rockville, Maryland	$60,000	350	76.2%

In addition to the 2010 acquisitions, during 2010, the Company also completed construction on a parcel of land within MICC in Miami, Florida, which added 75,000 square feet of rentable small tenant industrial space.

The Company made no acquisitions during the years ended December 31, 2009 and 2008.

In January, 2010, the Company completed the sale of a 131,000 square foot office building located in Houston, Texas, for a gross sales price of $10.0 million, resulting in a net gain of $5.2 million.

In May, 2009, the Company sold 3.4 acres of land held for development in Portland, Oregon, for a gross sales price of $2.7 million, resulting in a net gain of $1.5 million. The Company made no dispositions during the year ended December 31, 2008.

Scheduled Lease Expirations: In addition to the 2.3 million square feet, or 10.4%, of space available in our total portfolio as of December 31, 2010, leases representing 22.1% of the leased square footage of our total portfolio are scheduled to expire in 2011. Our ability to re-lease available space depends upon the market conditions in the specific submarkets in which our properties are located. As a result, we cannot predict with certainty the rate at which expiring leases will be re-leased.

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

Concentration of Portfolio by Region: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income (defined as “NOI” for purposes of the following table) are summarized for the year ended December 31, 2010 by major geographic region. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them, as well as the investor, the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from NOI as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. The table below reflects rental income, operating expenses and NOI from continuing operations for the year ended December 31, 2010 based on geographical concentration. The total of all regions is equal to the amount of rental income and cost of operations recorded by the Company in accordance with GAAP. As part of the table below, we have reconciled total NOI to income from continuing operations, which we consider the most directly comparable financial measure calculated in accordance with GAAP. The percent of total by region reflects the actual contribution to rental income, cost of operations and NOI during the period (in thousands):

	Weighted
	Square	Percent of	Rental	Percent of	Cost of	Percent of		Percent of
Region	Footage	Total	Income	Total	Operations	Total	NOI	Total

Southern California	3,986	19.5%	$58,438	21.0%	$17,662	19.5%	$40,776	21.7%
Northern California	1,818	8.9%	19,820	7.1%	6,830	7.5%	12,990	6.9%
Southern Texas	1,522	7.4%	14,640	5.3%	6,054	6.7%	8,586	4.6%
Northern Texas	1,690	8.2%	16,664	6.0%	5,720	6.3%	10,944	5.8%
South Florida	3,632	17.7%	30,520	10.9%	9,927	11.0%	20,593	11.0%
Virginia	3,168	15.5%	59,129	21.2%	17,046	18.8%	42,083	22.4%
Maryland	2,173	10.6%	46,980	16.9%	15,196	16.8%	31,784	16.9%
Oregon	1,314	6.4%	18,143	6.5%	6,719	7.4%	11,424	6.1%
Arizona	679	3.3%	5,793	2.1%	2,749	3.1%	3,044	1.6%
Washington	521	2.5%	8,290	3.0%	2,631	2.9%	5,659	3.0%

Total NOI	20,503	100.0%	$278,417	100.0%	$90,534	100.0%	$187,883	100.0%

Reconciliation of NOI to income
from continuing operations

Total NOI							$187,883
Other income and expenses:
Facility management fees							672
Interest and other income							333
Interest expense							(3,534)
Depreciation and amortization							(78,868)
General and administrative							(9,651)

Income from continuing operations							$96,835

Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of December 31, 2010. The Company analyzes this concentration to minimize significant industry exposure risk.

Percent of
Annualized
Industry	Rental Income

Business services	15.5%
Health services	11.2%
Government	11.0%
Computer hardware, software and related services	10.7%
Warehouse, distribution, transportation and logistics	7.3%
Insurance and financial services	6.8%
Retail, food and automotive	6.0%
Engineering and construction	5.9%
Communications	4.9%
Home furnishing	3.7%
Electronics	3.3%
Aerospace/defense products and services	3.0%
Educational services	2.6%
Other	8.1%

Total	100.0%

The information below depicts the Company’s top 10 customers by annualized rental income as of December 31, 2010 (in thousands):

			Percent of
		Annualized	Annualized
Tenants	Square Footage	Rental Income (1)	Rental Income

U.S. Government	769	$19,209	6.7%
Lockheed Martin Corporation	176	4,773	1.7%
Kaiser Permanente	200	4,030	1.4%
Luminex Corporation	149	2,112	0.7%
Wells Fargo Bank	101	1,766	0.6%
AARP	102	1,733	0.6%
ATS Corporation	59	1,721	0.6%
Welch Allyn Protocol, Inc.	103	1,598	0.6%
Verizon	80	1,578	0.5%
Investorplace Media, LLC	46	1,494	0.5%

Total	1,785	$40,014	13.9%

(1)	For leases expiring prior to December 31, 2011, annualized rental income represents income to be received under existing leases from December 31, 2010 through the date of expiration.

Comparison of 2010 to 2009

Results of Operations: Net income for the year ended December 31, 2010 was $102.0 million compared to $94.3 million for the year ended December 31, 2009. Net income allocable to common shareholders for the year ended December 31, 2010 was $39.0 million compared to $59.4 million for the year ended December 31, 2009. Net income per common share on a diluted basis was $1.58 for the year ended December 31, 2010 compared to $2.68 for the year ended December 31, 2009 (based on weighted average diluted common shares outstanding of 24,687,000 and 22,128,000, respectively). The decrease in net income allocable to common shareholders was primarily due to the net gain of $35.6 million on the repurchase of preferred equity reported during the first quarter of 2009 combined with acquisition transaction costs of $3.3 million related to 2010 acquisitions. These decreases were partially offset by reductions in depreciation expense, preferred equity cash distributions and net income allocable to noncontrolling interests — common units.

In order to evaluate the performance of the Company’s overall portfolio over two given years, management analyzes the operating performance of a consistent group of properties owned and operated throughout both years (herein referred to as “Same Park”). Operating properties that the Company acquired subsequent to January 1, 2009 are referred to as “Non-Same Park.” For 2010 and 2009, the Same Park facilities constitute 19.4 million rentable square feet, which includes all assets in continuing operations that the Company owned from January 1, 2009 through December 31, 2010, representing 89.1% of the total square footage of the Company’s portfolio as of December 31, 2010.

The following table presents the operating results of the Company’s properties for the years ended December 31, 2010 and 2009 in addition to other income and expense items affecting income from continuing operations. The Company reports Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot data):

	For The Years Ended December 31,
	2010	2009	Change

Rental income:
Same Park (19.4 million rentable square feet) (1)	$262,963	$270,957	(3.0)%
Non-Same Park (2.4 million rentable square feet) (2)	15,454	—	100.0%

Total rental income	278,417	270,957	2.8%

Cost of operations:
Same Park	84,762	85,912	(1.3)%
Non-Same Park	5,772	—	100.0%

Total cost of operations	90,534	85,912	5.4%

Net operating income (3):
Same Park	178,201	185,045	(3.7)%
Non-Same Park	9,682	—	100.0%

Total net operating income	187,883	185,045	1.5%

Other income and expenses:
Facility management fees	672	698	(3.7)%
Interest and other income	333	536	(37.9)%
Interest expense	(3,534)	(3,552)	(0.5)%
Depreciation and amortization	(78,868)	(84,504)	(6.7)%
General and administrative	(9,651)	(6,202)	55.6%

Income from continuing operations	$96,835	$92,021	5.2%

Same Park gross margin (4)	67.8%	68.3%	(0.7)%
Same Park weighted average occupancy	91.5%	90.4%	1.2%
Same Park realized rent per square foot (5)	$14.79	$15.43	(4.1%)

(1)	See above for a definition of Same Park.

(2)	See above for a definition of Non-Same Park.

(3)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” above for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP.

(4)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income.

(5)	Same Park realized rent per square foot represents the Same Park rental income earned per occupied square foot.

Supplemental Property Data and Trends: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table) from continuing operations are summarized for the years ended December 31, 2010 and 2009 by major geographic region below. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following table summarizes the Same Park operating results by major geographic region for the years ended December 31, 2010 and 2009. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2009, and the impact of such is included in Non-Same Park facilities in the table below. As part of the table below, we have reconciled total NOI to income from continuing operations (in thousands):

				Cost of	Cost of
	Rental Income	Rental Income		Operations	Operations		NOI	NOI
	December 31,	December 31,	Increase	December 31,	December 31,	Increase	December 31,	December 31,	Increase
Region	2010	2009	(Decrease)	2010	2009	(Decrease)	2010	2009	(Decrease)

Southern California	$58,438	$61,887	(5.6%)	$17,662	$17,616	0.3%	$40,776	$44,271	(7.9%)
Northern California	19,820	20,695	(4.2%)	6,830	6,788	0.6%	12,990	13,907	(6.6%)
Southern Texas	9,643	9,899	(2.6%)	4,172	4,124	1.2%	5,471	5,775	(5.3%)
Northern Texas	16,664	16,576	0.5%	5,720	5,777	(1.0%)	10,944	10,799	1.3%
South Florida	30,397	31,416	(3.2%)	9,864	10,067	(2.0%)	20,533	21,349	(3.8%)
Virginia	56,932	58,840	(3.2%)	16,079	17,525	(8.3%)	40,853	41,315	(1.1%)
Maryland	38,843	39,112	(0.7%)	12,336	12,113	1.8%	26,507	26,999	(1.8%)
Oregon	18,143	17,210	5.4%	6,719	6,755	(0.5%)	11,424	10,455	9.3%
Arizona	5,793	6,393	(9.4%)	2,749	2,735	0.5%	3,044	3,658	(16.8%)
Washington	8,290	8,929	(7.2%)	2,631	2,412	9.1%	5,659	6,517	(13.2%)

Total Same Park	262,963	270,957	(3.0%)	84,762	85,912	(1.3%)	178,201	185,045	(3.7%)
Non-Same Park	15,454	—	100.0%	5,772	—	100.0%	9,682	—	100.0%

Total NOI	$278,417	$270,957	2.8%	$90,534	$85,912	5.4%	$187,883	$185,045	1.5%

Reconciliation of NOI to income
from continuing operations
Total NOI							$187,883	$185,045	1.5%
Other income and expenses:
Facility management fees							672	698	(3.7%)
Interest and other income							333	536	(37.9%)
Interest expense							(3,534)	(3,552)	(0.5%)
Depreciation and amortization							(78,868)	(84,504)	(6.7%)
General and administrative							(9,651)	(6,202)	55.6%

Income from continuing operations							$96,835	$92,021	5.2%

Rental Income: Rental income increased $7.5 million from $271.0 million to $278.4 million for the year ended December 31, 2010 over the same period in 2009 as a result of rental income from acquired properties of $15.5 million partially offset by a decrease in Same Park rental income of $8.0 million. The decrease in Same Park rental income was due to a reduction in rental rates partially offset by an increase in occupancy.

Facility Management Fees: Facility management fees account for a small portion of the Company’s net income. During the year ended December 31, 2010, $672,000 of revenue was recognized from facility management fees compared to $698,000 for the year ended December 31, 2009.

Cost of Operations: Cost of operations for the year ended December 31, 2010 was $90.5 million compared to $85.9 million for the year ended December 31, 2009, an increase of $4.6 million, or 5.4% as a result of cost of operations from acquired properties of $5.8 million partially offset by a $1.2 million decrease in Same Park costs of operations. The decrease in Same Park cost of operations was primarily due to decreases in property taxes of $872,000, payroll and benefits of $437,000, and utility costs of $270,000 partially offset by an increase in repairs and maintenance costs of $418,000 driven primarily by higher snow removal costs.

Depreciation and Amortization Expense: Depreciation and amortization expense was $78.9 million for the year ended December 31, 2010 compared to $84.5 million for the year ended December 31, 2009. The decrease was primarily due to a number of capital improvements that became fully depreciated partially offset with depreciation from 2010 acquisitions.

General and Administrative Expense: General and administrative expense was $9.7 million for the year ended December 31, 2010 compared to $6.2 million for the year ended December 31, 2009. The increase of $3.4 million, or 55.6%, was primarily due to $3.3 million of acquisition transaction costs related to 2010 property acquisitions.

Interest and Other Income: Interest and other income reflect earnings on cash balances in addition to miscellaneous income items. Interest income was $198,000 for the year ended December 31, 2010 compared to $431,000 for the year ended December 31, 2009. The decrease was primarily attributable to lower effective interest rates. Average cash balances and effective interest rates for the year ended December 31, 2010 were $111.7 million and 0.2%, respectively, compared to $112.7 million and 0.4%, respectively, for the year ended December 31, 2009.

Interest Expense: Interest expense was $3.5 million for the year ended December 31, 2010 compared to $3.6 million for the year ended December 31, 2009. The decrease was primarily attributable to the repayment of a mortgage note payable of $5.1 million during the first quarter of 2009 partially offset by an increase in interest expense related to borrowings from the Credit Facility.

Gain on Sale of Land and Real Estate Facility: Included in total discontinued operations is the gain on the sale of a 131,000 square foot office building located in Houston, Texas, for a gross sales price of $10.0 million, resulting in a net gain of $5.2 million during January, 2010.

In May, 2009, the Company sold 3.4 acres of land held for development in Portland, Oregon, for a gross sales price of $2.7 million, resulting in a net gain of $1.5 million.

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $16.7 million of allocated income ($5.1 million allocated to preferred unit holders and $11.6 million allocated to common unit holders) for the year ended December 31, 2010 compared to $17.2 million ($2.6 million loss allocated to preferred unit holders and $19.7 million of income allocated to common unit holders) for the year ended December 31, 2009. The decrease in net income allocable to non-controlling interests for the year ended December 31, 2010 was minimal compared to the year ended December 31, 2009. Included in net income allocable to noncontrolling interests in 2010 were non-cash distributions of $4.1 million associated with the preferred equity redemptions combined with a decrease in cash distributions as a result of the redemptions. Included in net income allocable to noncontrolling interests in 2009 was $8.9 million of income allocated to common unit holders due to the net gain on the repurchases of preferred equity partially offset with an $8.4 million loss allocated to preferred unit holders due to the net gain on the repurchases of preferred units.

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

The following table presents the operating results of the properties for the years ended December 31, 2009 and 2008 in addition to other income and expense items affecting income from continuing operations. The Company reports Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot data):

	For the Years Ended December 31,
	2009	2008	Change

Rental income:
Same Park (1)	$270,957	$281,115	(3.6%)
Cost of operations:
Same Park	85,912	87,182	(1.5%)

Net operating income (2):
Same Park	185,045	193,933	(4.6%)

Other income and expenses:
Facility management fees	698	728	(4.1%)
Interest and other income	536	1,457	(63.2%)
Interest expense	(3,552)	(3,952)	(10.1%)
Depreciation and amortization	(84,504)	(99,317)	(14.9%)
General and administrative	(6,202)	(8,099)	(23.4%)

Income from continuing operations	$92,021	$84,750	8.6%

Same Park gross margin (3)	68.3%	69.0%	(1.0%)
Same Park weighted average occupancy	90.4%	93.4%	(3.2%)
Same Park realized rent per square foot (4)	$15.43	$15.49	(0.4%)

(1)	See above for a definition of Same Park.

(2)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Concentration of Portfolio by Region” above for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP.

(3)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income.

(4)	Same Park realized rent per square foot represents the Same Park rental income earned per occupied square foot.

Supplemental Property Data and Trends: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table) from continuing operations are summarized for the years ended December 31, 2009 and 2008 by major geographic region below. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI.

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

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $17.2 million ($2.6 million of loss allocated to preferred unit holders and $19.7 million of income allocated to common unit holders) for the year ended December 31, 2009 compared to $15.3 million of allocated income ($7.0 million allocated to preferred unit holders and $8.3 million allocated to common unit holders) for the year ended December 31, 2008. The increase in net income allocable to noncontrolling interests for the year ended December 31, 2009 over the prior year was primarily due to the net gain on the repurchase of preferred equity combined with a decrease in depreciation expense partially offset by a decrease in net operating income. Included in net income allocable to noncontrolling interests in 2009 was $8.9 million of income allocated to common unit holders due to the net gain on the repurchases of preferred equity partially offset with an $8.4 million loss allocated to preferred unit holders due to the net gain on the repurchases of preferred units. Included in net income allocable to noncontrolling interests in 2008 was $1.1 million of income allocated to common unit holders due to the net gain on the repurchases of preferred equity.

Liquidity and Capital Resources

Cash and cash equivalents decreased $203.2 million from $208.2 million at December 31, 2009 to $5.1 million at December 31, 2010. The decrease was primarily due to the utilization of cash to acquire assets in 2010. In addition, during the year we redeemed $122.5 million of preferred equity which had a blended rate of 7.81%. Partially offsetting these uses of cash were net funds of $72.5 million generated by a preferred stock offering as well as borrowing on our Credit Facility of $93.0 million.

Net cash provided by operating activities for the years ended December 31, 2010 and 2009 was $177.9 million and $179.6 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders.

Net cash used in investing activities was $327.4 million and $27.0 million for the years ended December 31, 2010 and 2009, respectively. The change of $300.5 million was primarily due to cash paid for acquisitions in Maryland, Texas and Virginia of $296.3 million during 2010 combined with an increase in capital improvements of $10.9 million. The decrease was partially offset by an increase in proceeds from the sale of real estate of $6.6 million. No properties were acquired during 2009.

Net cash used in financing activities was $53.7 million for the year ended December 31, 2010 compared to net cash provided by financing activities of $545,000 for the year ended December 31, 2009. The change of $54.2 million was primarily due to net proceeds of $72.5 million from the preferred stock issuance and cash borrowed on the Credit Facility of $93.0 million partially offset by preferred equity redemptions of $122.5 million in 2010 compared to the net proceeds from the common stock issuance of $171.2 million offset by preferred equity repurchases of $62.5 million in 2009.

The Company’s preferred equity outstanding decreased to 25.3% of its market capitalization during the year ended December 31, 2010 due to the redemptions of preferred equity combined with cash borrowed on the Credit Facility. The Company’s capital structure is characterized by a low level of leverage. As of December 31, 2010, the Company had five fixed-rate mortgages totaling $51.5 million and an outstanding balance on the Credit Facility of $93.0 million, which represented 2.0% and 3.6%, respectively, of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding mortgages and (3) the total number of common shares and common units outstanding at December 31, 2010 multiplied by the closing price of the stock on that date. The weighted average interest rate for the mortgages was 5.8% per annum and the interest rate for the Credit Facility was 2.1%. The Company had 5.9% of its properties, in terms of net book value, encumbered at December 31, 2010.

On February 9, 2011, the Company entered into an agreement with PS to borrow $121.0 million with a maturity date of August 9, 2011 at an interest rate of LIBOR plus 0.85%. Funds from this loan were used for the repurchase of the Company’s 7.50% Series J Cumulative Redeemable Preferred Units for $35.4 million and to repay, in full, the outstanding balance on the Company’s Credit Facility.

On October 15, 2010, the Company issued 3,000,000 depositary shares, each representing 1/1,000 of a share of the 6.875% Cumulative Preferred Stock, Series R, at $25.00 per depositary share for gross proceeds of $75.0 million.

On August 14, 2009, the Company sold 3,450,000 shares of common stock in a public offering and concurrently sold 383,333 shares of common stock to PS. The aggregate net proceeds were $171.2 million.

The Company focuses on retaining cash for reinvestment as we believe that this provides the greatest level of financial flexibility. While operating results have been negatively impacted by the recent economic recession, it is likely that as the economy recovers and operating fundamentals improve, additional increases in distributions to the Company’s common shareholders will be required. Going forward, the Company will continue to monitor its taxable income and the corresponding dividend requirements.

On July 28, 2010, the Company extended the term of its Credit Facility with Wells Fargo Bank to August 1, 2012. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. The rate of interest charged is equal to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.60% to LIBOR plus 2.60% depending on the Company’s credit ratings and coverage ratios, as defined (currently LIBOR plus 1.80%). In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.40% of the borrowing limit (currently 0.20%). The Company had $93.0 million outstanding on the Credit Facility at an interest rate of 2.11% at December 31, 2010. Subsequent to December 31, 2010, the Company used the funds borrowed from PS, as discussed above, to pay down the Credit Facility in full and as such, the available balance is $100.0 million. The Company had no balance outstanding on the Credit Facility at December 31, 2009.

The Company’s funding strategy has been to use permanent capital, including common and preferred stock, along with internally generated retained cash flows to meet its liquidity needs. In addition, the Company may sell properties that no longer meet its investment criteria. From time to time, the Company may use its Credit Facility to fund real estate acquisitions. The Company targets a minimum ratio of FFO to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the year ended December 31, 2010, the FFO to fixed charges and preferred distributions coverage ratio was 3.5 to 1.0, excluding the non-cash distributions related to the redemption of preferred equity.

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

FFO for the Company is computed as follows (in thousands):

	For The Years Ended December 31,
	2010	2009	2008	2007	2006

Net income allocable to common shareholders	$38,959	$59,413	$23,179	$17,537	$16,513
Gain on sale of land and real estate facility	(5,153)	(1,488)	—	—	(2,328)
Depreciation and amortization(1)	78,868	85,094	99,848	98,521	86,243
Net income allocable to noncontrolling interests — common units	11,594	19,730	8,296	6,155	5,673
Net income allocable to restricted stock unit holders	152	325	235	192	134

Consolidated FFO allocable to common and dilutive shares	124,420	163,074	131,558	122,405	106,235
FFO allocated to noncontrolling interests — common units	(28,450)	(40,472)	(34,443)	(31,094)	(26,974)
FFO allocated to restricted stock unit holders	(374)	(726)	(730)	(598)	(486)

FFO allocated to common shares	$95,596	$121,876	$96,385	$90,713	$78,775

(1)	Includes depreciation from discontinued operations.

FFO allocable to common and dilutive shares for the year ended December 31, 2010 decreased $38.7 million over the prior year. The decrease in FFO per common and dilutive share was primarily due to the net gain of $35.6 million on the repurchase of preferred equity during the first quarter of 2009, non-cash distributions associated with preferred equity redemptions and an increase in general and administrative expenses partially offset by a decrease in preferred equity cash distributions. The increase in general and administrative expenses over the prior year was primarily due to $3.3 million of acquisition transaction costs related to 2010 property acquisitions for the year ended December 31, 2010.

Capital Expenditures: During the years ended December 31, 2010, 2009 and 2008, the Company incurred $29.5 million, $28.3 million and $33.3 million, respectively, in recurring capital expenditures, or $1.44, $1.45 and $1.70 per weighted average square foot owned, respectively. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. The following table depicts actual capital expenditures (in thousands):

	For The Years Ended December 31,
	2010	2009	2008

Recurring capital expenditures	$29,494	$28,345	$33,262
Property renovations and other capital expenditures	10,884	1,168	1,930

Total capital expenditures	$40,378	$29,513	$35,192

Property renovations and other capital expenditures increased $9.7 million from $1.2 million to $10.9 million for the year ended December 31, 2010 compared to the same period in 2009 as a result of the development at MICC in Miami, Florida, combined with other property renovations.

Stock Repurchase: The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the year ended December 31, 2008, the Company repurchased 370,042 shares of common stock at an aggregate cost of $18.3 million or an average cost per share of $49.52. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million, or an average cost per share of $35.84. Under existing board authorizations, the Company can repurchase an additional 2.2 million shares. No shares of common stock were repurchased under this program during the year ended December 31, 2010 and 2009.

Redemption of Preferred Equity: On November 8, 2010, the Company completed the redemption of its 7.60% Cumulative Preferred Stock, Series L, at its aggregate par value of $48.4 million, with accrued dividends. The Company reported non-cash distributions of $1.6 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders for the year ended December 31, 2010.

On May 12, 2010, the Company completed the redemption of its 7.950% Series G Cumulative Redeemable Preferred Units at its aggregate par value of $20.0 million, and on June 7, 2010, the Company completed the redemption of its 7.950% Cumulative Preferred Stock, Series K at its aggregate par value of $54.1 million, in each case, together with accrued dividends. In connection with these redemptions, the Company reported non-cash distributions of $2.4 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders for the year ended December 31, 2010.

Preferred Equity Repurchase: Subsequent to December 31, 2010, the Company paid an aggregate of $39.1 million to repurchase 1,710,000 units of its 7.50% Series J Cumulative Redeemable Preferred Units and 203,400 units of its 6.55% Series Q Cumulative Redeemable Preferred Units for a weighted average purchase price of $20.43 per unit. The aggregate par value of the repurchased preferred units was $47.8 million, which generated a gain of $7.4 million, net of original issuance costs of $1.4 million, which will be added to net income allocable to common shareholders in 2011.

During March, 2009, the Company paid $50.2 million to repurchase 3,208,174 various depositary shares, each representing 1/1,000 of a share of Cumulative Redeemable Preferred Stock and $12.3 million to repurchase 853,300 units of various series of Cumulative Redeemable Preferred Units for a weighted average purchase price of $15.40 per share/unit. The aggregate par value of the repurchased preferred stock was $80.2 million, which generated a gain of $27.2 million, net of original issuance costs of $2.8 million, which was added to net income allocable to common shareholders. The aggregate par value of the repurchased preferred units was $21.3 million, which generated a gain of $8.4 million, net of original issuance costs of $580,000, which was added to net income allocable to common shareholders.

During December, 2008, the Company paid $5.5 million to repurchase 400,000 depositary shares, each representing 1/1,000 of a share of the 6.700% Cumulative Redeemable Preferred Stock, Series P, for an average cost of $13.70 per depositary share. The aggregate par value of the repurchased preferred stock was $10.0 million, which generated a gain of $4.2 million, net of original issuance costs of $291,000, which was added to net income allocable to common shareholders.

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

Related Party Transactions: On February 9, 2011, the Company entered into an agreement with PS to borrow $121.0 million with a maturity date of August 9, 2011 at an interest rate of LIBOR plus 0.85%. Funds from this loan were used for the repurchase of the Company’s 7.50% Series J Cumulative Redeemable Preferred Units for $35.4 million and to repay, in full, the outstanding balance on the Company’s Credit Facility.

Concurrent with the public offering that closed August 14, 2009, the Company sold 383,333 shares of common stock to PS for net proceeds of $17.8 million.

At December 31, 2010, PS owned 23.5% of the outstanding shares of the Company’s common stock and 22.8% of the outstanding common units of the Operating Partnership (100.0% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 41.0% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and a Director of PS.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and affiliated entities for certain administrative services. These costs totaled $543,000 in 2010, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PS and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled $672,000 in 2010. In December, 2006, PS also began providing property management services for the mini storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contracts with PS totaled approximately $48,000 for the year ended December 31, 2010.

The PS Business Parks name and logo is owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six-months written notice.

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.

Contractual Obligations: The table below summarizes projected payments due under our contractual obligations as of December 31, 2010 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Mortgage notes payable (principal and interest)	$71,455	$6,776	$37,314	$2,875	$24,490
Credit Facility (principal)	93,000	—	93,000	—	—

Total	$164,455	$6,776	$130,314	$2,875	$24,490

The Company is scheduled to pay cash dividends of $45.7 million per year on its preferred equity outstanding as of December 31, 2010. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting either of common stock or preferred equity. At December 31, 2010, the Company’s debt as a percentage of equity was 10.2%.

The Company’s market risk sensitive instruments include mortgage notes payable of $51.5 million at December 31, 2010. All of the Company’s mortgage notes payable bear interest at fixed rates. See Notes 2, 5 and 6 to consolidated financial statements for the terms, valuations and approximate principal maturities of the Company’s mortgage notes payable and the line of credit as of December 31, 2010. Based on borrowing rates currently available to the Company, combined with the amount of fixed rate debt outstanding, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company at December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Schedules in Item 15.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010, at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PS Business Parks, Inc.

We have audited PS Business Parks, Inc. internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PS Business Parks, Inc. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PS Business Parks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
February 25, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement to be filed in connection with the annual shareholders’ meeting to be held in 2011 (the “Proxy Statement”) under the caption “Election of Directors.”

The following is a biographical summary of the executive officers of the Company:

Joseph D. Russell, Jr., age 51, has been President since September, 2002 and was named Chief Executive Officer and elected as a Director in August, 2003. Mr. Russell joined Spieker Partners in 1990 and became an officer of Spieker Properties when it went public as a REIT in 1993. Prior to its merger with Equity Office Properties (“EOP”) in 2001, Mr. Russell was President of Spieker Properties’ Silicon Valley Region from 1999 to 2001. Mr. Russell earned a Bachelor of Science degree from the University of Southern California and a Masters of Business Administration from the Harvard Business School. Prior to entering the commercial real estate business, Mr. Russell spent approximately six years with IBM in various marketing positions. Mr. Russell has been a member and past President of the National Association of Industrial and Office Parks, Silicon Valley Chapter. Mr. Russell is also a member of the Board of Governors of NAREIT.

John W. Petersen, age 47, has been Executive Vice President and Chief Operating Officer since he joined the Company in December, 2004. Prior to joining the Company, Mr. Petersen was Senior Vice President, San Jose Region, for Equity Office Properties from July, 2001 to December, 2004, responsible for 11.3 million square feet of multi-tenant office, industrial and R&D space in Silicon Valley. Prior to EOP, Mr. Petersen was Senior Vice President with Spieker Properties, from 1995 to 2001 overseeing the growth of that company’s portfolio in San Jose, through acquisition and development of nearly three million square feet. Mr. Petersen is a graduate of The Colorado College in Colorado Springs, Colorado, and was recently the President of National Association of Industrial and Office Parks, Silicon Valley Chapter.

Edward A. Stokx, age 45, a certified public accountant, has been Chief Financial Officer and Secretary of the Company since December, 2003 and Executive Vice President since March, 2004. Mr. Stokx has overall responsibility for the Company’s finance and accounting functions. In addition, he has responsibility for executing the Company’s financial initiatives. Mr. Stokx joined Center Trust, a developer, owner, and operator of retail shopping centers in 1997. Prior to his promotion to Chief Financial Officer and Secretary in 2001, he served as Senior Vice President, Finance and Controller. After Center Trust’s merger in January, 2003 with another public REIT, Mr. Stokx provided consulting services to various entities. Prior to joining Center Trust, Mr. Stokx was with Deloitte and Touche from 1989 to 1997, with a focus on real estate clients. Mr. Stokx earned a Bachelor of Science degree in Accounting from Loyola Marymount University.

Maria R. Hawthorne, age 51, was promoted to Executive Vice President, East Coast of the Company in February, 2011. Ms. Hawthorne served as Senior Vice President from March, 2004 to February, 2011, with responsibility for property operations on the East Coast, which includes Virginia, Maryland and South Florida. From June, 2001 through March, 2004, Ms. Hawthorne was Vice President of the Company, responsible for property operations in Virginia. From July, 1994 to June, 2001, Ms. Hawthorne was a Regional Manager of the Company in Virginia. From August, 1988 to July, 1994, Ms. Hawthorne was a General Manager, Leasing Director and Property Manager for American Office Park Properties. Ms. Hawthorne earned a Bachelor of Arts Degree in International Relations from Pomona College.

Information required by this item with respect to the nominating process, the audit committee and the audit committee financial expert is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Corporate Governance and Board Matters.”

Information required by this item with respect to a code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Corporate Governance and Board Matters.” We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, which is available on our website at www.psbusinessparks.com. The information contained on the Company’s website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K. Any amendments to or waivers of the code of ethics granted to the Company’s executive officers or the controller will be published promptly on our website or by other appropriate means in accordance with SEC rules.

Information required by this item with respect to the compliance with Section 16(a) is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Corporate Governance and Board Matters,” “Executive Compensation,” “Corporate Governance and Board Matters — Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Stock Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of December 31, 2010 on the Company’s equity compensation plans:

	(a)		(b)		(c)
	Number of Securities		Weighted		Number of Securities
	to be Issued Upon		Average		Remaining Available for
	Exercise of		Exercise Price of		Future Issuance under
	Outstanding		Outstanding		Equity Compensation
	Options,		Options,		Plans (Excluding
	Warrants, and		Warrants, and		Securities Reflected in
Plan Category	Rights		Rights		Column (a))

Equity compensation plans approved by security holders	663,490		$49.55		882,162
Equity compensation plans not approved by security holders	—		$—		—

Total	663,490	*	$49.55	*	882,162	*

*	Amounts include restricted stock units

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Corporate Governance and Board Matters” and “Certain Relationships and Related Transactions.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
PS Business Parks, Inc.

We have audited the accompanying consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Business Parks, Inc. at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PS Business Parks, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
February 25, 2011

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share data)

ASSETS
Cash and cash equivalents	$5,066	$208,229
Real estate facilities, at cost:
Land	564,851	493,709
Buildings and equipment	1,782,613	1,528,044

	2,347,464	2,021,753
Accumulated depreciation	(776,840)	(707,209)

	1,570,624	1,314,544
Properties held for disposition, net	—	4,260
Land held for development	6,829	6,829

	1,577,453	1,325,633
Rent receivable	3,127	2,313
Deferred rent receivable	22,277	21,596
Other assets	13,134	7,051

Total assets	$1,621,057	$1,564,822

LIABILITIES AND EQUITY
Accrued and other liabilities	$53,421	$46,298
Credit facility	93,000	—
Mortgage notes payable	51,511	52,887

Total liabilities	197,932	99,185
Commitments and contingencies
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 23,942 and 25,042 shares issued and outstanding at December 31, 2010 and 2009, respectively	598,546	626,046
Common stock, $0.01 par value, 100,000,000 shares authorized, 24,671,177 and 24,399,509 shares issued and outstanding at December 31, 2010 and 2009, respectively	246	243
Paid-in capital	557,882	548,393
Cumulative net income	784,616	699,291
Cumulative distributions	(747,762)	(658,294)

Total PS Business Parks, Inc.’s shareholders’ equity	1,193,528	1,215,679
Noncontrolling interests:
Preferred units	53,418	73,418
Common units	176,179	176,540

Total noncontrolling interests	229,597	249,958

Total equity	1,423,125	1,465,637

Total liabilities and equity	$1,621,057	$1,564,822

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Revenues:
Rental income	$278,417	$270,957	$281,115
Facility management fees	672	698	728

Total operating revenues	279,089	271,655	281,843
Expenses:
Cost of operations	90,534	85,912	87,182
Depreciation and amortization	78,868	84,504	99,317
General and administrative	9,651	6,202	8,099

Total operating expenses	179,053	176,618	194,598
Other income and expenses:
Interest and other income	333	536	1,457
Interest expense	(3,534)	(3,552)	(3,952)

Total other income and expenses	(3,201)	(3,016)	(2,495)

Income from continuing operations	96,835	92,021	84,750

Discontinued operations:
Income from discontinued operations	34	830	597
Gain on sale of land and real estate facility	5,153	1,488	—

Total discontinued operations	5,187	2,318	597

Net income	$102,022	$94,339	$85,347

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$11,594	$19,730	$8,296
Noncontrolling interests — preferred units	5,103	(2,569)	7,007

Total net income allocable to noncontrolling interests	16,697	17,161	15,303
Net income allocable to PS Business Parks, Inc.:
Common shareholders	38,959	59,413	23,179
Preferred shareholders	46,214	17,440	46,630
Restricted stock unit holders	152	325	235

Total net income allocable to PS Business Parks, Inc.	85,325	77,178	70,044

	$102,022	$94,339	$85,347

Net income per common share — basic:
Continuing operations	$1.42	$2.62	$1.11
Discontinued operations	$0.16	$0.08	$0.02
Net income	$1.59	$2.70	$1.13
Net income per common share — diluted:
Continuing operations	$1.42	$2.61	$1.10
Discontinued operations	$0.16	$0.08	$0.02
Net income	$1.58	$2.68	$1.12
Weighted average common shares outstanding:
Basic	24,546	21,998	20,443

Diluted	24,687	22,128	20,618

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

								Total PS
								Business Parks, Inc.’s
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity	Interests	Equity
	(In thousands, except share data)

Balances at December 31, 2007	28,650	$716,250	20,777,219	$207	$371,267	$552,069	$(484,213)	$1,155,580	$249,220	$1,404,800
Repurchase of preferred stock, net of issuance costs	(400)	(10,000)	—	—	4,810	—	(291)	(5,481)	—	(5,481)
Repurchase of common stock	—	—	(370,042)	(3)	(18,321)	—	—	(18,324)	—	(18,324)
Exercise of stock options	—	—	30,234	—	792	—	—	792	—	792
Stock compensation, net	—	—	22,505	—	3,152	—	—	3,152	—	3,152
Net income	—	—	—	—	—	70,044	—	70,044	15,303	85,347
Distributions:
Preferred stock	—	—	—	—	—	—	(50,858)	(50,858)	—	(50,858)
Common stock	—	—	—	—	—	—	(35,978)	(35,978)	—	(35,978)
Noncontrolling interests	—	—	—	—	—	—	—	—	(19,863)	(19,863)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	1,887	—	—	1,887	(1,887)	—

Balances at December 31, 2008	28,250	706,250	20,459,916	204	363,587	622,113	(571,340)	1,120,814	242,773	1,363,587
Issuance of common stock, net of issuance costs	—	—	3,833,333	38	171,194	—	—	171,232	—	171,232
Repurchase of preferred stock, net of issuance costs	(3,208)	(80,204)	—	—	32,788	—	(2,783)	(50,199)	—	(50,199)
Repurchase of preferred units, net of issuance costs	—	—	—	—	9,577	—	—	9,577	(21,912)	(12,335)
Repurchase of common stock	—	—	—	—	(230)	—	—	(230)	—	(230)
Exercise of stock options	—	—	35,100	—	1,177	—	—	1,177	—	1,177
Stock compensation, net	—	—	71,160	1	1,015	—	—	1,016	—	1,016
Shelf registration	—	—	—	—	(75)	—	—	(75)	—	(75)
Net income	—	—	—	—	—	77,178	—	77,178	17,161	94,339
Distributions:
Preferred stock	—	—	—	—	—	—	(44,662)	(44,662)	—	(44,662)
Common stock	—	—	—	—	—	—	(39,509)	(39,509)	—	(39,509)
Noncontrolling interests	—	—	—	—	—	—	—	—	(18,704)	(18,704)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	(30,640)	—	—	(30,640)	30,640	—

Balances at December 31, 2009	25,042	626,046	24,399,509	243	548,393	699,291	(658,294)	1,215,679	249,958	1,465,637
Issuance of preferred stock, net of issuance costs	3,000	75,000	—	—	(2,487)	—	—	72,513	—	72,513
Redemption of preferred stock, net of issuance costs	(4,100)	(102,500)	—	—	3,484	—	(3,484)	(102,500)	—	(102,500)
Redemption of preferred units, net of issuance costs	—	—	—	—	582	—	—	582	(20,582)	(20,000)
Exercise of stock options	—	—	243,936	3	7,780	—	—	7,783	—	7,783
Stock compensation, net	—	—	27,732	—	1,031	—	—	1,031	—	1,031
Net income	—	—	—	—	—	85,325	—	85,325	16,697	102,022
Distributions:
Preferred stock	—	—	—	—	—	—	(42,730)	(42,730)	—	(42,730)
Common stock	—	—	—	—	—	—	(43,254)	(43,254)	—	(43,254)
Noncontrolling interests	—	—	—	—	—	—	—	—	(17,377)	(17,377)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	(901)	—	—	(901)	901	—

Balances at December 31, 2010	23,942	$598,546	24,671,177	$246	$557,882	$784,616	$(747,762)	$1,193,528	$229,597	$1,423,125

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$102,022	$94,339	$85,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	78,868	85,094	99,848
In-place lease adjustment	571	(252)	(194)
Tenant improvement reimbursements net of lease incentives	(603)	(326)	(379)
Amortization of mortgage premium	(285)	(271)	(260)
Gain on sale of land and real estate facility	(5,153)	(1,488)	—
Stock compensation	2,116	2,900	4,061
Decrease (increase) in receivables and other assets	(2,809)	262	1,759
Increase (decrease) in accrued and other liabilities	3,214	(633)	(845)

Total adjustments	75,919	85,286	103,990

Net cash provided by operating activities	177,941	179,625	189,337

Cash flows from investing activities:
Capital improvements to real estate facilities	(40,378)	(29,513)	(35,192)
Acquisition of real estate facilities	(296,251)	—	—
Proceeds from sale of land and real estate facility	9,181	2,557	—

Net cash used in investing activities	(327,448)	(26,956)	(35,192)

Cash flows from financing activities:
Borrowings on credit facility	93,000	—	—
Principal payments on mortgage notes payable	(1,091)	(1,022)	(1,157)
Repayment of mortgage note payable	—	(5,128)	—
Net proceeds from the issuance of preferred stock	72,513	—	—
Net proceeds from the issuance of common stock	—	171,232	—
Proceeds from the exercise of stock options	7,783	1,177	792
Shelf registration costs	—	(75)	—
Redemption/repurchase of preferred stock	(102,500)	(12,335)	—
Redemption/repurchase of preferred units	(20,000)	(50,199)	(5,481)
Repurchase of common stock	—	(230)	(21,626)
Distributions paid to common shareholders	(43,254)	(39,509)	(35,978)
Distributions paid to preferred shareholders	(42,730)	(44,662)	(50,858)
Distributions paid to noncontrolling interests — common units	(12,856)	(12,856)	(12,856)
Distributions paid to noncontrolling interests — preferred units	(4,521)	(5,848)	(7,007)

Net cash (used in) provided by financing activities	(53,656)	545	(134,171)

Net (decrease) increase in cash and cash equivalents	(203,163)	153,214	19,974
Cash and cash equivalents at the beginning of the period	208,229	55,015	35,041

Cash and cash equivalents at the end of the period	$5,066	$208,229	$55,015

Supplemental disclosures:
Interest paid	$3,547	$3,523	$4,050

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2010	2009	2008
	(In thousands)

Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests — common units	$901	$30,640	$(1,887)
Paid-in capital	$(901)	$(30,640)	$1,887
Gain on repurchase of preferred equity:
Preferred stock	$—	$(30,005)	$(4,519)
Preferred units	$—	$(8,997)	$—
Paid-in capital	$—	$39,002	$4,519
Non-cash distributions related to the redemption/repurchase of preferred equity:
Cumulative distributions	$(3,484)	$(2,783)	$(291)
Noncontrolling interest — common units	$(582)	$(580)	$—
Paid-in capital	$4,066	$3,363	$291

See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

1.	Organization and description of business

Organization

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of December 31, 2010, PSB owned 77.2% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units are owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”

Description of business

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties, primarily multi-tenant flex, office and industrial space. As of December 31, 2010, the Company owned and operated 21.8 million rentable square feet of commercial space located in eight states. The Company also manages 1.4 million rentable square feet on behalf of PS and its affiliated entities.

References to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s audit of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 December 31, 2010 and 2009.

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

Real estate facilities

Real estate facilities are recorded at cost. Costs related to the renovation or improvement of the properties are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Expenditures that are expected to benefit a period greater than two years and exceed $2,000 are capitalized and depreciated over the estimated useful life. Buildings and equipment are depreciated on the straight-line method over the estimated useful lives, which are generally 30 and five years, respectively. Transaction costs, which include tenant improvements and lease commissions, in excess of $1,000 for leases with terms greater than one year are capitalized and depreciated over their estimated useful lives. Transaction costs for leases of one year or less or less than $1,000 are expensed as incurred.

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

Intangible assets/liabilities

Intangible assets and liabilities include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values (included in other assets and accrued liabilities in the accompanying consolidated balance sheets) are amortized to rental income over the remaining non-cancelable terms of the respective leases. The Company recorded net amortization of $571,000, $252,000 and $194,000 of intangible assets and liabilities resulting from the above-market and below-market lease values during the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, the value of in-place leases resulted in a net intangible asset of $5.4 million, net of $2.1 million of accumulated amortization with a weighted average amortization period of 6.1 years, and a net intangible liability of $2.2 million net of $1.5 million of accumulated amortization with a weighted average amortization period of 4.5 years. As of December 31, 2009, the value of in-place leases resulted in a net intangible asset of $94,000, net of $1.1 million of accumulated amortization, and a net intangible liability of $247,000, net of $1.1 million of accumulated amortization.

Evaluation of asset impairment

The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At December 31, 2010, the Company did not consider any assets to be impaired.

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

For the years ended December 31, 2010, 2009 and 2008 no material casualty losses were recorded.

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

Income taxes

The Company has qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its REIT taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2010, 2009 and 2008 and intends to continue to meet such requirements. Accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.

The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of December 31, 2010, the Company did not recognize any tax benefit for uncertain tax positions.

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

Net income allocation

Net income was allocated as follows for the years ended December 31, (in thousands):

	2010	2009	2008

Net income allocable to noncontrolling interests:
Noncontrolling interests — common units:
Continuing operations	$10,408	$19,155	$8,139
Discontinued operations	1,186	575	157

Total net income allocable to noncontrolling interests — common units	11,594	19,730	8,296

Noncontrolling interests — preferred units:
Distributions to preferred unit holders	4,521	5,848	7,007
Non-cash distributions related to the redemption of preferred units	582	—	—
Gain on repurchase of preferred units, net of issuance costs	—	(8,417)	—

Total net income allocable to noncontrolling interests — preferred units	5,103	(2,569)	7,007

Total net income allocable to noncontrolling interests	16,697	17,161	15,303

Net income allocable to PS Business Parks, Inc.:
Common shareholders:
Continuing operations	34,974	57,680	22,742
Discontinued operations	3,985	1,733	437

Total net income allocable to common shareholders	38,959	59,413	23,179
Preferred shareholders:
Distributions to preferred shareholders	42,730	44,662	50,858
Non-cash distributions related to the redemption of preferred stock	3,484	—	—
Gain on repurchase of preferred stock, net of issuance costs	—	(27,222)	(4,228)

Total net income allocable to preferred shareholders	46,214	17,440	46,630

Restricted stock unit holders:
Continuing operations	136	315	232
Discontinued operations	16	10	3

Total net income allocable to restricted stock unit holders	152	325	235

Total net income allocable to PS Business Parks, Inc.	85,325	77,178	70,044

	$102,022	$94,339	$85,347

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

	2010	2009	2008

Net income allocable to common shareholders	$38,959	$59,413	$23,179

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	24,546	21,998	20,443
Net effect of dilutive stock compensation — based on treasury stock method using average market price	141	130	175

Diluted weighted average common shares outstanding	24,687	22,128	20,618

Net income per common share — Basic	$1.59	$2.70	$1.13

Net income per common share — Diluted	$1.58	$2.68	$1.12

Options to purchase 78,000, 126,000 and 76,000 shares for the years ended December 31 2010, 2009 and 2008, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.

Segment reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2009 and 2008 in order to conform to the 2010 presentation.

3.	Real estate facilities

The activity in real estate facilities for the years ended December 31, 2010, 2009, and 2008 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Equipment	Depreciation	Total

Balances at December 31, 2007	$493,709	$1,476,763	$(536,412)	$1,434,060
Capital improvements, net	—	35,192	—	35,192
Disposals	—	(1,757)	1,757	—
Depreciation expense	—	—	(99,848)	(99,848)
Transfer to properties held for dispositions	—	(185)	531	346

Balances at December 31, 2008	493,709	1,510,013	(633,972)	1,369,750
Capital improvements, net	—	29,513	—	29,513
Disposals	—	(11,267)	11,267	—
Depreciation expense	—	—	(85,094)	(85,094)
Transfer to properties held for dispositions	—	(215)	590	375

Balances at December 31, 2009	493,709	1,528,044	(707,209)	1,314,544
Acquisition of real estate facilities	71,142	223,428	—	294,570
Capital improvements, net	—	40,378	—	40,378
Disposals	—	(9,237)	9,237	—
Depreciation expense	—	—	(78,868)	(78,868)

Balances at December 31, 2010	$564,851	$1,782,613	$(776,840)	$1,570,624

The unaudited basis of real estate facilities for federal income tax purposes was approximately $1.5 billion at December 31, 2010. The Company had approximately 5.9% of its properties, in terms of net book value, encumbered by mortgage debt at December 31, 2010.

On December 15, 2010, the Company acquired Westpark Business Campus, a seven-building multi-tenant office park aggregating 735,000 square feet in Tysons Corner, Virginia, for $140.0 million. In connection with this purchase, the Company received a $1.9 million credit for committed tenant improvements. On July 30, 2010, the Company acquired a two-building multi-tenant office park, known as Tysons Corporate Center, aggregating 270,000 square feet in Tysons Corner, Virginia, for $35.4 million. On June 18, 2010, the Company acquired Parklawn Business Park, a 232,000 square foot multi-tenant office and flex park located in Rockville, Maryland, for $23.4 million. On April 21, 2010, the Company acquired a portfolio of assets in Austin, Texas, aggregating 704,000 square feet of multi-tenant flex parks for $42.9 million. In connection with this purchase, the Company received a $129,000 credit for committed tenant improvements. On March 16, 2010, the Company acquired Shady Grove Executive Center, a 350,000 square foot multi-tenant office park located in Rockville, Maryland, for $60.0 million. In connection with this purchase, the Company received a $1.6 million credit for committed tenant improvements and lease commissions. The Company incurred and expensed acquisition transaction costs of $3.3 million for the year ended December 31, 2010. The Company did not acquire any assets or assume any liabilities during the years ended December 31, 2009 and 2008.

The following table summarizes the assets acquired and liabilities assumed during the year ended December 31, (in thousands):

2010

Land	$71,142
Buildings and equipment	223,428
Above-market in-place lease value	6,304
Below-market in-place lease value	(2,348)

Total purchase price	298,526
Net operating assets acquired and liabilities assumed	(2,275)

Total cash paid	$296,251

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

In addition to the 2010 acquisitions, the Company also completed construction on a parcel of land within the Miami International Commerce Center in Miami, Florida, which added 75,000 square feet of rentable small tenant industrial space.

In January, 2010, the Company completed the sale of a 131,000 square foot office building located in Houston, Texas, for a gross sales price of $10.0 million, resulting in a net gain of $5.2 million.

The following summarizes the condensed results of operations for the property sold during the first quarter of 2010 (in thousands):

	For The Years Ended December 31,
	2010	2009	2008

Rental income	$91	$2,515	$2,388
Cost of operations	(57)	(1,095)	(1,260)
Depreciation	—	(590)	(531)

Income from discontinued operations	$34	$830	$597

In addition to minimum rental payments, tenants reimburse the Company for their pro rata share of specified operating expenses, which amounted to $16,000, $281,000, and $306,000, for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts are included as rental income in the table presented above.

In May, 2009, the Company sold 3.4 acres of land held for development in Portland, Oregon, for a gross sales price of $2.7 million, resulting in a net gain of $1.5 million.

4.	Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues excluding recovery of operating expenses as of December 31, 2010 under these leases are as follows (in thousands):

2011	$212,721
2012	165,728
2013	113,928
2014	72,452
2015	45,802
Thereafter	73,231

Total	$683,862

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $58.0 million, $55.2 million and $54.4 million, for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 5.9% of total leased square footage are subject to termination options which include leases accounting for 2.9% of total leased square footage having termination options exercisable through December 31, 2011 (unaudited). In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

5.	Bank loans

On July 28, 2010, the Company extended the term of its line of credit (the “Credit Facility”) with Wells Fargo Bank to August 1, 2012. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. The rate of interest charged on borrowings is equal to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.60% to LIBOR plus 2.60% depending on the Company’s credit ratings and coverage ratios, as defined. Currently, the Company’s rate under the Credit Facility is LIBOR plus 1.80%. In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.40% of the borrowing limit (currently 0.20%). The Company had $93.0 million outstanding on the Credit Facility at an interest rate of 2.11% at December 31, 2010. Subsequent to December 31, 2010, the Company used the funds borrowed from PS, as discussed in Note 8, to pay down the Credit Facility in full and as such, the available balance is $100.0 million. The Company had no balance outstanding on the Credit Facility at December 31, 2009.

The Credit Facility requires the Company to meet certain covenants including (i) maintain a balance sheet leverage ratio (as defined therein) of less than 0.45 to 1.00, (ii) maintain a fixed charge coverage ratio (as defined therein) of not less than 1.75 to 1.00, (iii) maintain a minimum tangible net worth (as defined) and (iv) limit distributions to 95% of funds from operations (as defined therein) for any four consecutive quarters. In addition, the Company is limited in its ability to incur additional borrowings (the Company is required to maintain unencumbered assets with an aggregate book value equal to or greater than two times the Company’s unsecured recourse debt; the Company did not have any unsecured recourse debt at December 31, 2010) or sell assets. The Company was in compliance with the covenants of the Credit Facility at December 31, 2010.

6.	Mortgage notes payable

Mortgage notes payable consist of the following (in thousands):

	December 31,	December 31,
	2010	2009

5.73% mortgage note, secured by one commercial property with a net book value of $28.5 million, principal and interest payable monthly, due March, 2013	$13,729	$14,006
6.15% mortgage note, secured by one commercial property with a net book value of $26.7 million, principal and interest payable monthly, due November, 2031(1)	15,950	16,446
5.52% mortgage note, secured by one commercial property with a net book value of $15.4 million, principal and interest payable monthly, due May, 2013	9,572	9,819
5.68% mortgage note, secured by one commercial property with a net book value of $17.1 million, principal and interest payable monthly, due May, 2013	9,594	9,836
5.61% mortgage note, secured by one commercial property with a net book value of $5.6 million, principal and interest payable monthly, due January, 2011(2)	2,666	2,780

Total	$51,511	$52,887

(1)	The mortgage note has a stated principal balance of $15.7 million and a stated interest rate of 7.20%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 6.15%. The unamortized premiums were $209,000 and $427,000 as of December 31, 2010 and 2009, respectively. This mortgage is repayable without penalty beginning November, 2011.

(2)	The mortgage note has a stated principal balance of $2.7 million and a stated interest rate of 7.61%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 5.61%. The unamortized premiums were $6,000 and $73,000 as of December 31, 2010 and 2009, respectively. Subsequent to December 31, 2010, the Company repaid the outstanding balance of $2.7 million in full.

At December 31, 2010, mortgage notes payable had a weighted average interest rate of 5.8% and a weighted average maturity of 8.0 years with principal payments as follows (in thousands):

2011	$3,984
2012	1,174
2013	31,573
2014	371
2015	399
Thereafter	14,010

Total	$51,511

7.	Noncontrolling interests

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

At December 31, 2010, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. On a fully converted basis, assuming all 7,305,355 noncontrolling interests — common units were converted into shares of common stock of PSB at December 31, 2010, the noncontrolling interests — common units would convert into 22.8% of the common shares outstanding. Combined with PS’s common stock ownership, on a fully converted basis, PS has a combined ownership of 41.0% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the noncontrolling interest based upon the ownership interest, and an adjustment is made to the noncontrolling interest, with a corresponding adjustment to paid-in capital, to reflect the noncontrolling interests’ equity interest in the Company.

Preferred partnership units

Through the Operating Partnership, the Company had the following preferred units outstanding as of December 31, 2010 and 2009:

				December 31, 2010		December 31, 2009
		Earliest Potential	Dividend	Units	Amount	Units	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(In thousands)	Outstanding	(In thousands)

Series J	May & June, 2004	May, 2009	7.500%	1,710,000	$42,750	1,710,000	$42,750
Series N	December, 2005	December, 2010	7.125%	223,300	5,583	223,300	5,583
Series Q	March, 2007	March, 2012	6.550%	203,400	5,085	203,400	5,085
Series G	October, 2002	October, 2007	7.950%	—	—	800,000	20,000

Total				2,136,700	$53,418	2,936,700	$73,418

Subsequent to December 31, 2010, the Company paid an aggregate of $39.1 million to repurchase 1,710,000 units of its 7.50% Series J Cumulative Redeemable Preferred Units and 203,400 units of its 6.55% Series Q Cumulative Redeemable Preferred Units for a weighted average purchase price of $20.43 per unit. The aggregate par value of the repurchased preferred units was $47.8 million, which generated a gain of $7.4 million, net of original issuance costs of $1.4 million, which will be added to net income allocable to common shareholders in 2011.

On May 12, 2010, the Company redeemed 800,000 units of its 7.950% Series G Cumulative Redeemable Preferred Units for $20.0 million. The Company reported non-cash distributions of $582,000, equal to the original issuance costs, as a reduction of net income allocable to common shareholders for the year ended December 31, 2010.

During the first quarter of 2009, the Company paid $12.3 million to repurchase 853,300 units of various series of Cumulative Redeemable Preferred Units for a weighted average purchase price of $14.46 per unit. The aggregate par value of the repurchased preferred units was $21.3 million, which generated a gain of $8.4 million, net of original issuance costs of $580,000, which was added to net income allocable to common shareholders.

The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of December 31, 2010 and 2009, the Company had $1.5 million and $2.1 million, respectively, of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.

8.	Related party transactions

On February 9, 2011, the Company entered into an agreement with PS to borrow $121.0 million with a maturity date of August 9, 2011 at an interest rate of LIBOR plus 0.85%. Funds from this loan were used for the repurchase of the Company’s 7.50% Series J Cumulative Redeemable Preferred Units for $35.4 million and to repay, in full, the outstanding balance on the Company’s Credit Facility.

Concurrent with the public offering that closed August 14, 2009, as discussed in Note 9, the Company sold 383,333 shares of common stock to PS for net proceeds of $17.8 million.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and its affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $543,000, $372,000 and $390,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Management fee revenues under these contracts were $672,000, $698,000 and $728,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Either the Company or PS can cancel the property management contract upon 60 days notice. Management fee expenses under the contract were $48,000, $50,000 and $45,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company had amounts due from PS of $530,000 and $396,000 at December 31, 2010 and 2009, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

9.	Shareholders’ equity

Preferred stock

As of December 31, 2010 and 2009, the Company had the following series of preferred stock outstanding:

				December 31, 2010		December 31, 2009
		Earliest Potential	Dividend	Shares	Amount	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(In thousands)	Outstanding	(In thousands)

Series H	January & October, 2004	January, 2009	7.000%	6,340,776	$158,520	6,340,776	$158,520
Series I	April, 2004	April, 2009	6.875%	2,745,050	68,626	2,745,050	68,626
Series M	May, 2005	May, 2010	7.200%	3,182,000	79,550	3,182,000	79,550
Series O	June & August, 2006	June, 2011	7.375%	3,384,000	84,600	3,384,000	84,600
Series P	January, 2007	January, 2012	6.700%	5,290,000	132,250	5,290,000	132,250
Series R	October, 2010	October, 2015	6.875%	3,000,000	75,000	—	—
Series K	June, 2004	June, 2009	7.950%	—	—	2,165,000	54,125
Series L	August, 2004	August, 2009	7.600%	—	—	1,935,000	48,375

Total				23,941,826	$598,546	25,041,826	$626,046

On October 15, 2010, the Company issued 3,000,000 depositary shares, each representing 1/1,000 of a share of the 6.875% Cumulative Preferred Stock, Series R, at $25.00 per depositary share for gross proceeds of $75.0 million.

The Company used the proceeds from this issuance to redeem 1,935,000 depositary shares, each representing 1/1,000 of a share of the 7.60% Cumulative Preferred Stock, Series L, for $48.4 million on November 8, 2010. The Company reported non-cash distributions of $1.6 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders for the year ended December 31, 2010.

On June 7, 2010, the Company redeemed 2,165,000 depositary shares, each representing 1/1,000 of a share of the 7.950% Cumulative Preferred Stock, Series K, for $54.1 million. The Company reported non-cash distributions of $1.9 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders for the year ended December 31, 2010.

During the first quarter of 2009, the Company paid $50.2 million to repurchase 3,208,174 depositary shares, each representing 1/1,000 of a share of various series of Cumulative Redeemable Preferred Stock for a weighted average purchase price of $15.65 per depositary share. The aggregate par value of the repurchased preferred stock was $80.2 million, which generated a gain of $27.2 million, net of original issuance costs of $2.8 million, which was added to net income allocable to common shareholders.

On December 1, 2008, the Company paid $5.5 million to repurchase 400,000 depositary shares, each representing 1/1,000 of a share of the 6.700% Cumulative Preferred Stock, Series P, for a cost of $13.70 per depositary share. The aggregate par value of the repurchased preferred stock was $10.0 million, which generated a gain of $4.2 million, net of original issuance costs of $291,000, which was added to net income allocable to common shareholders.

The Company paid $42.7 million, $44.7 million and $50.9 million in distributions to its preferred shareholders for the years ended December 31, 2010, 2009 and 2008, respectively.

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At December 31, 2010, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. As of December 31, 2010 and 2009, the Company had $19.7 million and $20.7 million, respectively, of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock

On August 14, 2009, the Company sold 3,450,000 shares of common stock in a public offering and concurrently sold 383,333 shares of common stock to PS. The aggregate net proceeds were $171.2 million.

The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the year ended December 31, 2008, the Company repurchased 370,042 shares of common stock at an aggregate cost of $18.3 million or an average cost per share of $49.52. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million or an average cost per share of $35.84. Under existing board authorizations, the Company can repurchase an additional 2.2 million shares. No shares of common stock were repurchased under this program during the years ended December 31, 2010 and 2009.

The Company paid $43.3 million ($1.76 per common share), $39.5 million ($1.76 per common share) and $36.0 million ($1.76 per common share) in distributions to its common shareholders for the years ended December 31, 2010, 2009 and 2008, respectively. The portion of the distributions classified as ordinary income was 100.0%, 100.0% and 100.0% for the years ended December 31, 2010, 2009 and 2008, respectively. No portion of the distributions was classified as long-term capital gain income for the years ended December 31, 2010, 2009 and 2008. Percentages in the three preceding sentences are unaudited.

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

The weighted average grant date fair value of options granted in the years ended December 31, 2010, 2009 and 2008 were $6.08 per share, $4.14 per share and $8.50 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the years ended December 31, 2010, 2009 and 2008, respectively; a dividend yield of 3.3%, 4.4% and 3.1%; expected volatility of 17.5%, 19.4% and 19.1%; expected life of five years; and risk-free interest rates of 2.4%, 2.0% and 3.1%.

The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2010, 2009 and 2008 were $54.44, $35.00 and $52.66, respectively. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant.

At December 31, 2010, there were a combined total of 882,000 options and restricted stock units authorized to grant. Information with respect to outstanding options and nonvested restricted stock units granted under the 1997 Plan and 2003 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)

Outstanding at December 31, 2007	572,587	$37.86
Granted	14,000	$57.79
Exercised	(30,234)	$26.19
Forfeited	—	$—

Outstanding at December 31, 2008	556,353	$39.00

Granted	26,000	$40.50
Exercised	(35,100)	$33.53
Forfeited	(4,501)	$38.16

Outstanding at December 31, 2009	542,752	$39.43

Granted	291,000	$52.79
Exercised	(243,936)	$31.90
Forfeited	(12,000)	$58.19

Outstanding at December 31, 2010	577,816	$48.95	6.50 Years	$4,500

Exercisable at December 31, 2010	252,816	$44.08	3.63 Years	$3,258

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value

Nonvested at December 31, 2007	228,227	$53.91
Granted	40,700	$52.66
Vested	(35,499)	$46.57
Forfeited	(3,740)	$54.14

Nonvested at December 31, 2008	229,688	$54.81

Granted	11,700	$35.00
Vested	(114,797)	$53.94
Forfeited	(7,500)	$55.96

Nonvested at December 31, 2009	119,091	$53.64

Granted	13,900	$54.44
Vested	(44,857)	$53.84
Forfeited	(2,460)	$55.90

Nonvested at December 31, 2010	85,674	$53.60

Included in the Company’s consolidated statements of income for the years ended December 31, 2010, 2009 and 2008 was $509,000, $467,000 and $436,000, respectively, in net compensation expense related to stock options. Net compensation expense of $1.5 million, $2.3 million and $3.5 million related to restricted stock units was recognized during the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, there was $1.6 million of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 3.9 years. As of December 31, 2010, there was $2.8 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 3.4 years.

Cash received from 243,936 stock options exercised during the year ended December 31, 2010 was $7.8 million. Cash received from 35,100 stock options exercised during the year ended December 31, 2009 was $1.2 million. Cash received from 30,234 stock options exercised during the year ended December 31, 2008 was $792,000. The aggregate intrinsic value of the stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $5.3 million, $453,000 and $844,000, respectively.

During the year ended December 31, 2010, 44,857 restricted stock units vested; in settlement of these units, 27,732 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2010 was $2.4 million. During the year ended December 31, 2009, 114,797 restricted stock units vested; in settlement of these units, 71,160 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2009 was $4.3 million. During the year ended December 31, 2008, 35,499 restricted stock units vested; in settlement of these units, 22,505 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2008 was $1.8 million.

In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income was $153,000, $167,000 and $101,000 in compensation expense for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, 2009 and 2008, there was $339,000, $252,000 and $210,000, respectively, of unamortized compensation expense related to these shares. No shares were issued during the years ended December 31, 2010, 2009 and 2008.

11.	Supplementary quarterly financial data (unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
	(In thousands, except per share data)

Revenues	$67,132	$69,878	$70,187	$71,220

Cost of operations	$22,966	$21,720	$22,947	$22,901

Net income allocable to common shareholders	$11,740	$9,229	$9,608	$8,375

Net income per share:
Basic	$0.48	$0.38	$0.39	$0.34

Diluted	$0.48	$0.37	$0.39	$0.34

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	(In thousands, except per share data)

Revenues	$69,132	$67,375	$66,885	$67,565

Cost of operations	$22,436	$21,251	$21,320	$20,905

Net income allocable to common shareholders	$32,588	$8,152	$8,327	$9,855

Net income per share:
Basic	$1.59	$0.40	$0.37	$0.40

Diluted	$1.59	$0.39	$0.37	$0.40

12.	Commitments and contingencies

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

The Company has a 401(K) savings plan (the “Plan”) in which all eligible employees may participate. The Plan provides for the Company to make matching contributions to all eligible employees up to 4% of their annual salary dependent on the employee’s level of participation. For the years ended December 31, 2010, 2009 and 2008, $297,000, $294,000 and $274,000, respectively, was charged as expense related to this plan.

PS BUSINESS PARKS, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010
(DOLLARS IN THOUSANDS)

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2010
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated		Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Year(s) Acquired	(Years)

Mesa	Mesa, AZ	$—	$675	$1,692	$2,859	$675	$4,551	$5,226	$2,741	1997	5-30
Corporate/Metro Park Phoenix	Phoenix, AZ	—	5,130	17,514	2,294	5,130	19,808	24,938	9,172	1999/2003	5-30
Tempe/McKellips	Tempe, AZ	—	195	522	621	195	1,143	1,338	686	1997	5-30
University	Tempe, AZ	—	2,805	7,107	5,938	2,805	13,045	15,850	8,029	1997	5-30
Parkway Commerce	Hayward, CA	—	4,398	10,433	3,845	4,398	14,278	18,676	7,006	1997	5-30
Monterey/Calle	Monterey, CA	—	288	706	272	288	978	1,266	543	1997	5-30
Northpointe Business Center	Sacramento, CA	—	3,031	13,826	5,437	3,031	19,263	22,294	10,786	1999	5-30
Sacramento/Northgate	Sacramento, CA	—	1,710	4,567	3,012	1,710	7,579	9,289	4,342	1997	5-30
Las Plumas	San Jose, CA	—	4,379	12,889	5,581	4,379	18,470	22,849	10,752	1998	5-30
Oakland Road	San Jose, CA	—	3,458	8,765	2,631	3,458	11,396	14,854	5,835	1997	5-30
Rogers Ave	San Jose, CA	—	3,540	4,896	363	3,540	5,259	8,799	1,560	2006	5-30
San Ramon/Norris Canyon	San Ramon, CA	—	1,486	3,642	1,157	1,486	4,799	6,285	2,350	1997	5-30
Commerce Park	Santa Clara, CA	—	17,218	21,914	3,528	17,218	25,442	42,660	12,200	2007	5-30
Santa Clara Tech Park	Santa Clara, CA	—	7,673	15,645	1,944	7,673	17,589	25,262	7,926	2000	5-30
Airport Blvd.	So. San Francisco, CA	—	899	2,387	613	899	3,000	3,899	1,447	1997	5-30
So. San Francisco/Produce	So. San Francisco, CA	—	776	1,886	381	776	2,267	3,043	1,079	1997	5-30
Buena Park Industrial Center	Buena Park, CA	—	3,245	7,703	1,882	3,245	9,585	12,830	4,727	1997	5-30
Carson	Carson, CA	—	990	2,496	1,223	990	3,719	4,709	2,015	1997	5-30
Cerritos Business Center	Cerritos, CA	—	4,218	10,273	3,175	4,218	13,448	17,666	7,019	1997	5-30
Cerritos/Edwards	Cerritos, CA	—	450	1,217	1,017	450	2,234	2,684	1,094	1997	5-30
Culver City	Culver City, CA	—	3,252	8,157	4,715	3,252	12,872	16,124	7,173	1997	5-30
Corporate Pointe	Irvine, CA	—	6,876	18,519	5,664	6,876	24,183	31,059	12,286	2000	5-30
Laguna Hills Commerce Center	Laguna Hills, CA	—	16,261	39,559	4,096	16,261	43,655	59,916	20,161	1997	5-30
Plaza Del Lago	Laguna Hills, CA	—	2,037	5,051	3,507	2,037	8,558	10,595	4,994	1997	5-30
Canada	Lake Forest, CA	—	5,508	13,785	4,431	5,508	18,216	23,724	9,176	1997	5-30
Monterey Park	Monterey Park, CA	—	3,078	7,862	1,243	3,078	9,105	12,183	4,517	1997	5-30
Orange County Business Center	Orange County, CA	—	9,405	35,746	16,345	9,405	52,091	61,496	35,088	2003	5-30
Orangewood	Orange County, CA	—	2,637	12,291	3,070	2,637	15,361	17,998	6,479	2003	5-30
Kearney Mesa	San Diego, CA	—	2,894	7,089	2,424	2,894	9,513	12,407	4,763	1997	5-30
Lusk	San Diego, CA	—	5,711	14,049	4,937	5,711	18,986	24,697	9,768	1997	5-30
Rose Canyon Business Park	San Diego, CA	13,729	15,129	20,054	1,429	15,129	21,483	36,612	8,142	2005	5-30
Signal Hill	Signal Hill, CA	—	6,693	12,699	2,058	6,693	14,757	21,450	5,994	1997/2006	5-30
Studio City/Ventura	Studio City, CA	—	621	1,530	343	621	1,873	2,494	956	1997	5-30
Torrance	Torrance, CA	—	2,318	6,069	2,312	2,318	8,381	10,699	4,317	1997	5-30
Boca Commerce	Boca Raton, FL	9,572	7,795	9,258	884	7,795	10,142	17,937	2,496	2006	5-30
MICC	Miami, FL	—	88,134	103,240	31,710	88,134	134,950	223,084	59,647	2003	5-30
Wellington	Wellington, FL	12,260	10,845	18,560	1,148	10,845	19,708	30,553	4,524	2006	5-30
Ammendale	Beltsville, MD	—	4,278	18,380	7,859	4,278	26,239	30,517	15,896	1998	5-30
Gaithersburg/Christopher	Gaithersburg, MD	—	475	1,203	504	475	1,707	2,182	907	1997	5-30
Metro Park	Rockville, MD	—	33,995	94,463	27,619	33,995	122,082	156,077	61,167	2001	5-30
Parklawn Business Park	Rockville, MD	—	3,387	19,628	749	3,387	20,377	23,764	813	2010	5-30
Shady Grove	Rockville, MD	—	5,372	50,727	2,861	5,372	53,588	58,960	2,164	2010	5-30
Westech Business Park	Silver Spring, MD	15,950	25,261	74,572	7,755	25,261	82,327	107,588	29,886	2006	5-30

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2010
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated		Lives
Description	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Year(s) Acquired	(Years)

Cornell Oaks	Beaverton, OR	—	20,616	63,235	12,697	20,616	75,932	96,548	37,511	2001	5-30
Creekside	Beaverton, OR	—	15,007	47,125	18,518	15,007	65,643	80,650	37,508	1998/2000	5-30
Milwaukie	Milwaukie, OR	—	1,125	2,857	1,452	1,125	4,309	5,434	2,223	1997	5-30
Empire Commerce	Dallas, TX	—	304	1,545	769	304	2,314	2,618	1,324	1998	5-30
Northgate	Dallas, TX	—	1,274	5,505	2,704	1,274	8,209	9,483	4,476	1998	5-30
Westwood Business Park	Farmers Branch, TX	—	941	6,884	1,408	941	8,292	9,233	3,408	2003	5-30
Eastgate	Garland, TX	—	480	1,203	483	480	1,686	2,166	913	1997	5-30
NFTZ(1)	Irving, TX	—	1,517	6,499	1,787	1,517	8,286	9,803	4,859	1998	5-30
Royal Tech	Irving, TX	—	13,707	51,560	18,410	13,707	69,970	83,677	36,284	1998/1999/2000	5-30
La Prada	Mesquite, TX	—	495	1,235	528	495	1,763	2,258	972	1997	5-30
The Summit	Plano, TX	—	1,536	6,654	3,548	1,536	10,202	11,738	5,803	1998	5-30
Richardson/Business Parkway	Richardson, TX	—	799	3,568	2,100	799	5,668	6,467	3,369	1998	5-30
Ben White	Austin, TX	—	1,550	7,015	991	1,550	8,006	9,556	4,165	1998	5-30
Lamar Business Park	Austin, TX	—	2,528	6,596	3,839	2,528	10,435	12,963	7,120	1997	5-30
McKalla	Austin, TX	—	1,411	6,384	1,810	1,411	8,194	9,605	4,540	1998	5-30
McNeil	Austin, TX	—	437	2,013	1,055	437	3,068	3,505	1,941	1999	5-30
Rutland	Austin, TX	—	2,022	9,397	3,278	2,022	12,675	14,697	5,756	1998/1999	5-30
Waterford	Austin, TX	—	2,108	9,649	3,027	2,108	12,676	14,784	6,661	1999	5-30
Westchase Corporate Park	Houston, TX	—	2,173	7,338	1,593	2,173	8,931	11,104	4,433	1999	5-30
Quail Valley	Missouri City, TX	—	360	918	759	360	1,677	2,037	958	1997	5-30
Baker Business Park	Austin, TX	—	1,874	13,990	92	1,874	14,082	15,956	809	2010	5-30
McNeil Business Park	Austin, TX	—	1,205	8,933	11	1,205	8,944	10,149	512	2010	5-30
Mopac Business Park	Austin, TX	—	719	3,579	74	719	3,653	4,372	194	2010	5-30
Southpark Business Park	Austin, TX	—	1,266	9,882	169	1,266	10,051	11,317	583	2010	5-30
Bren Mar	Alexandria, VA	—	2,197	5,380	3,210	2,197	8,590	10,787	4,637	1997	5-30
Eisenhower	Alexandria, VA	—	1,440	3,635	2,181	1,440	5,816	7,256	3,403	1997	5-30
Beaumont	Chantilly, VA	—	4,736	11,051	1,772	4,736	12,823	17,559	4,834	2006	5-30
Dulles South/Sullyfield	Chantilly, VA	—	1,373	6,810	1,974	1,373	8,784	10,157	4,492	1999	5-30
Lafayette	Chantilly, VA	—	1,680	13,398	3,814	1,680	17,212	18,892	9,387	1999/2000	5-30
Park East	Chantilly, VA	—	3,851	18,029	6,221	3,851	24,250	28,101	11,567	1999	5-30
Fair Oaks Business Park	Fairfax, VA	—	13,598	36,232	4,386	13,598	40,618	54,216	16,269	2004/2007	5-30
Prosperity Business Campus	Fairfax, VA	—	23,147	67,575	18,745	23,147	86,320	109,467	41,896	2001	5-30
Monroe	Herndon, VA	—	6,737	18,911	8,163	6,737	27,074	33,811	15,076	1997/1999	5-30
Gunston	Lorton, VA	—	4,146	17,872	3,498	4,146	21,370	25,516	11,417	1998	5-30
Westpark Business Campus	McLean, VA	—	47,434	91,386	40	47,434	91,426	138,860	488	2010	5-30
Alban Road	Springfield, VA	—	1,935	4,736	4,126	1,935	8,862	10,797	5,250	1997	5-30
I-95	Springfield, VA	—	3,535	15,672	9,687	3,535	25,359	28,894	16,146	2000	5-30
Northpointe	Sterling, VA	—	2,767	8,778	3,760	2,767	12,538	15,305	7,686	1997/1998	5-30
Shaw Road	Sterling, VA	—	2,969	10,008	3,756	2,969	13,764	16,733	8,426	1998	5-30
Tysons Corporate Center	Vienna, VA	—	9,885	25,302	231	9,885	25,533	35,418	784	2010	5-30
Woodbridge	Woodbridge, VA	—	1,350	3,398	1,495	1,350	4,893	6,243	2,638	1997	5-30
Overlake	Redmond, WA	—	27,761	49,353	3,972	27,761	53,325	81,086	22,756	2007	5-30
Renton	Renton, WA	—	330	889	494	330	1,383	1,713	743	1997	5-30

		$51,511	$564,851	$1,434,550	$348,063	$564,851	$1,782,613	$2,347,464	$776,840

(1)	The Company owns two properties that are subject to ground leases in Las Colinas, Texas, expiring in 2019 and 2020, each with one 10 year extension option.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2011

PS Business Parks, Inc.

By:	/s/ Joseph D. Russell, Jr.
Joseph D. Russell, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Havner, Jr. Ronald L. Havner, Jr.	Chairman of the Board	February 25, 2011

/s/ Joseph D. Russell, Jr. Joseph D. Russell, Jr.	President, Director and Chief Executive Officer (principal executive officer)	February 25, 2011

/s/ Edward A. Stokx Edward A. Stokx	Chief Financial Officer (principal financial officer and principal accounting officer)	February 25, 2011

/s/ R. Wesley Burns R. Wesley Burns	Director	February 25, 2011

/s/ Jennifer Holden Dunbar Jennifer Holden Dunbar	Director	February 25, 2011

/s/ Arthur M. Friedman Arthur M. Friedman	Director	February 25, 2011

/s/ James H. Kropp James H. Kropp	Director	February 25, 2011

/s/ Sara Grootwassink Lewis Sara Grootwassink Lewis	Director	February 25, 2011

/s/ Michael V. McGee Michael V. McGee	Director	February 25, 2011

PS BUSINESS PARKS, INC.

EXHIBIT INDEX
(Items 15(a)(3) and 15(b))

3.1	Restated Articles of Incorporation. Filed with Registrant’s Registration Statement on Form S-3 (No. 333-78627) and incorporated herein by reference.
3.2	Restated Bylaws, as amended. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.
3.3	Certificate of Determination of Preferences of 8.75% Series C Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
3.4	Certificate of Determination of Preferences of 8.875% Series X Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
3.5	Amendment to Certificate of Determination of Preferences of 8.875% Series X Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
3.6	Certificate of Determination of Preferences of 8.875% Series Y Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 001-10709) and incorporated herein by reference.
3.7	Certificate of Determination of Preferences of 9.50% Series D Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated May 7, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
3.8	Amendment to Certificate of Determination of Preferences of 9.50% Series D Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
3.9	Certificate of Determination of Preferences of 9 1/4% Series E Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
3.10	Certificate of Determination of Preferences of 8.75% Series F Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated January 18, 2002 (SEC File No. 001-10709) and incorporated herein by reference.
3.11	Certificate of Determination of Preferences of 7.95% Series G Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
3.12	Certificate of Determination of Preferences of 7.00% Series H Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. filed with Registrant’s Current Report on Form 8-K dated January 16, 2004 and incorporated herein by reference.
3.13	Certificate of Determination of Preferences of 6.875% Series I Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated March 31, 2004 and incorporated herein by reference.
3.14	Certificate of Determination of Preferences of 7.50% Series J Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
3.15	Certificate of Determination of Preferences of 7.950% Series K Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated June 24, 2004 and incorporated herein by reference.
3.16	Certificate of Determination of Preferences of 7.60% Series L Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated August 23, 2004 and incorporated herein by reference.
3.17	Certificate of Correction of Certificate of Determination of Preferences for the 7.00% Cumulative Preferred Stock, Series H of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated October 18, 2004 and incorporated herein by reference.

3.18	Amendment to Certificate of Determination of Preferences for the 7.00% Cumulative Preferred Stock, Series H of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated October 18, 2004 and incorporated herein by reference.
3.19	Certificate of Determination of Preferences of 7.20% Cumulative Preferred Stock, Series M of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated April 29, 2005 and incorporated herein by reference.
3.20	Certificate of Determination of Preferences of 7 1/8% Series N Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference.
3.21	Certificate of Determination of Preferences of 7.375% Series O Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
3.22	Certificate of Correction of Certificate of Determination of Preferences of 7.375% Cumulative Preferred Stock, Series O of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated August 10, 2006 and incorporated herein by reference.
3.23	Amendment to Certificate of Determination of Preferences of 7.375% Series O Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated August 10, 2006 and incorporated herein by reference.
3.24	Certificate of Determination of Preferences of 6.70% Series P Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated January 9, 2007 and incorporated herein by reference.
3.25	Certificate of Determination of Preferences of 6.55% Series Q Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated March 16, 2007 and incorporated herein by reference.
3.26	Certificate of Determination of Preferences of 6.875% Cumulative Preferred Stock, Series R of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated October 7, 2010 and incorporated herein by reference.
4.1	Deposit Agreement Relating to 7.00% Cumulative Preferred Stock, Series H of PS Business Parks, Inc., dated as of January 15, 2004. Filed with Registrant’s Current Report on Form 8-K dated January 15, 2004 and incorporated herein by reference.
4.2	Deposit Agreement Relating to 6.875% Cumulative Preferred Stock, Series I of PS Business Parks, Inc., dated as of March 31, 2004. Filed with Registrant’s Current Report on Form 8-K dated March 31, 2004 and incorporated herein by reference.
4.3	Deposit Agreement Relating to 7.20% Cumulative Preferred Stock, Series M of PS Business Parks, Inc., dated as of April 27, 2005. Filed with Registrant’s Current Report on Form 8-K dated April 27, 2005 and incorporated herein by reference.
4.4	Deposit Agreement Relating to 7.375% Cumulative Preferred Stock, Series O of PS Business Parks, Inc., dated as of May 18, 2006. Filed with Registrant’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
4.5	Deposit Agreement Relating to 6.70% Cumulative Preferred Stock, Series P of PS Business Parks, Inc., dated as of January 9, 2007. Filed with Registrant’s Current Report on Form 8-K dated January 9, 2007 and incorporated herein by reference.
4.6	Deposit Agreement Relating to 6.875% Cumulative Preferred Stock, Series R of PS Business Parks, Inc., dated as of October 7, 2010. Filed with Registrant’s Current Report on Form 8-K dated October 7, 2010 and incorporated herein by reference.
10.1	Amended Management Agreement between Storage Equities, Inc. and Public Storage Commercial Properties Group, Inc. dated as of February 21, 1995. Filed with PS’s Annual Report on Form 10-K for the year ended December 31, 1994 (SEC File No. 001-08389) and incorporated herein by reference.
10.2	Agreement of Limited Partnership of PS Business Parks, L.P. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 001-10709) and incorporated herein by reference.

10	.3*	Offer Letter/ Employment Agreement between Registrant and Joseph D. Russell, Jr., dated as of September 6, 2002. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
10.4		Form of Indemnity Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10	.5*	Form of Indemnification Agreement for Executive Officers. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.6		Cost Sharing and Administrative Services Agreement dated as of November 16, 1995 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.7		Amendment to Cost Sharing and Administrative Services Agreement dated as of January 2, 1997 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.8		Accounts Payable and Payroll Disbursement Services Agreement dated as of January 2, 1997 by and between PSCC, Inc. and AOPP LP. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.9		Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.875% Series B Cumulative Redeemable Preferred Units, dated as of April 23, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.10		Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9.25% Series A Cumulative Redeemable Preferred Units, dated as of April 30, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.11		Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.75% Series C Cumulative Redeemable Preferred Units, dated as of September 3, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.12		Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.875% Series X Cumulative Redeemable Preferred Units, dated as of September 7, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.13		Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to Additional 8.875% Series X Cumulative Redeemable Preferred Units, dated as of September 23, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.14		Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.875% Series Y Cumulative Redeemable Preferred Units, dated as of July 12, 2000. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 001-10709) and incorporated herein by reference.
10.15		Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9.50% Series D Cumulative Redeemable Preferred Units, dated as of May 10, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
10.16		Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9.50% Series D Cumulative Redeemable Preferred Units, dated as of June 18, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
10.17		Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9 1/4% Series E Cumulative Redeemable Preferred Units, dated as of September 21, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 001-10709) and incorporated herein by reference.

10.18	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.75% Series F Cumulative Redeemable Preferred Units, dated as of January 18, 2002. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
10.19	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.95% Series G Cumulative Redeemable Preferred Units, dated as of October 30, 2002. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.20	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.00% Series H Cumulative Redeemable Preferred Units, dated as of January 16, 2004. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.21	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 6.875% Series I Cumulative Redeemable Preferred Units, dated as of April 21, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10.22	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.50% Series J Cumulative Redeemable Preferred Units, dated as of May 27, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
10.23	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.50% Series J Cumulative Redeemable Preferred Units, dated as of June 17, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
10.24	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.95% Series K Cumulative Redeemable Preferred Units, dated as of June 30, 2004, filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.25	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.60% Series L Cumulative Redeemable Preferred Units, dated as of August 31, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10.26	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.00% Series H Cumulative Redeemable Preferred Units, dated as of October 25, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10.27	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.20% Series M Cumulative Redeemable Preferred Units, dated as of May 2, 2005. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.
10.28	Amendment No. 1 to Amendment to Agreement of Limited Partnership Relating to 7.20% Series M Cumulative Redeemable Preferred Units, dated as of May 9, 2005. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.
10.29	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7 1/8% Series N Cumulative Redeemable Preferred Units, dated as of December 12, 2005. Filed with Registrant’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference.
10.30	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.375% Series O Cumulative Redeemable Preferred Units, dated as of June 16, 2006. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.
10.31	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.375% Series O Cumulative Redeemable Preferred Units, dated as of August 16, 2006. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.32	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 6.70% Series P Cumulative Redeemable Preferred Units, dated as of January 9, 2007. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.33	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 6.55% Series Q Cumulative Redeemable Preferred Units, dated as of March 12, 2007. Filed with Registrant’s Current Report on Form 8-K dated March 16, 2007 and incorporated herein by reference.

10.34		Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 6.875% Series R Cumulative Redeemable Preferred Units, dated as of October 15, 2010. Filed herewith.
10.35		Registration Rights Agreement by and between PS Business Parks, Inc. and GSEP 2005 Realty Corp., dated as of December 12, 2005, relating to 7.125% Series N Cumlative Redeemable Preferred Units. Filed with Registrant’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference.
10.36		Amended and Restated Revolving Credit Agreement dated as of October 29, 2002 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (SEC File No. 001-10709) and incorporated herein by reference.
10.37		Modification Agreement, dated as of December 29, 2003. Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference. This exhibit modifies the Amended and Restated Revolving Credit Agreement dated as of October 29, 2002 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (SEC File No. 001-10709) and incorporated herein by reference.
10.38		Modification Agreement, dated as of January 23, 2004. Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference. This exhibit modifies the Modification Agreement dated as of December 29, 2003 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.39		Third Modification Agreement, dated as of August 5, 2005. Filed with the Registrant’s Current Report on Form 8-K dated August 5, 2005 and incorporated herein by reference. This exhibit modifies the Modification Agreement dated as of January 23, 2004 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.40		Fourth Modification Agreement dated as of July 30, 2008 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with Registrant’s Current Report of Form 8-K dated August 5, 2008 and incorporated herein by reference.
10.41		Fifth Modification Agreement dated as of July 28, 2010 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with Registrant’s Current Report on Form 8-K dated August 2, 2010 and incorporated herein by reference.
10.42		Promissory Note dated February 9, 2011. Filed with the Registrant’s Current Report on Form 8-K dated February 14, 2011 and incorporated herein by reference.
10	.43*	Registrant’s 1997 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (No. 333-48313) and incorporated herein by reference.
10	.44*	Registrant’s 2003 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (No. 333-104604) and incorporated herein by reference.
10	.45*	Retirement Plan for Non-Employee Directors. Filed with Registrant’s Registration Statement on Form S-8 (No. 333-129463) and incorporated herein by reference.
10	.46*	Form of PS Business Parks, Inc. Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10	.47*	Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10	.48*	Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10	.49*	Amendment to Form of Director Stock Option Agreement. Filed herewith.
10	.50*	Revised Form of Director Stock Option Agreement. Filed herewith.
12		Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.
21		List of Subsidiaries. Filed herewith.
23		Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101	The following materials from PS Business Parks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text. Furnished herewith.

*	Management contract or compensatory plan or arrangement