Form 10-Q
period 2011-03-31
PS BUSINESS PARKS INC/CA
filed 2011-05-04
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☑
As of April 29, 2011, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 24,714,144.

PS BUSINESS PARKS, INC.
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated balance sheets as of March 31, 2011 (unaudited) and December 31, 2010	3

Consolidated statements of income (unaudited) for the three months ended March 31, 2011 and 2010	4

Consolidated statement of equity (unaudited) for the three months ended March 31, 2011	5

Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2011 and 2010	6

Notes to consolidated financial statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	33

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6. Exhibits	35

EX-12
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,548	$5,066

Real estate facilities, at cost:
Land	564,851	564,851
Buildings and equipment	1,788,504	1,782,613

	2,353,355	2,347,464
Accumulated depreciation	(795,547)	(776,840)

	1,557,808	1,570,624
Land held for development	6,829	6,829

	1,564,637	1,577,453

Rent receivable	4,536	3,127
Deferred rent receivable	22,558	22,277
Other assets	9,947	13,134

Total assets	$1,606,226	$1,621,057

LIABILITIES AND EQUITY

Accrued and other liabilities	$51,773	$53,421
Note payable to affiliate	121,000	—
Credit facility	—	93,000
Mortgage notes payable	48,512	51,511

Total liabilities	221,285	197,932

Commitments and contingencies

Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 23,942 shares issued and outstanding at March 31, 2011 and December 31, 2010	598,546	598,546
Common stock, $0.01 par value, 100,000,000 shares authorized, 24,714,009 and 24,671,177 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	246	246
Paid-in capital	559,821	557,882
Cumulative net income	811,678	784,616
Cumulative distributions	(769,079)	(747,762)

Total PS Business Parks, Inc.’s shareholders’ equity	1,201,212	1,193,528

Noncontrolling interests:
Preferred units	5,583	53,418
Common units	178,146	176,179

Total noncontrolling interests	183,729	229,597

Total equity	1,384,941	1,423,125

Total liabilities and equity	$1,606,226	$1,621,057

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2011	2010
Revenues:
Rental income	$73,946	$67,132
Facility management fees	178	173

Total operating revenues	74,124	67,305

Expenses:
Cost of operations	25,901	22,966
Depreciation and amortization	20,859	18,190
General and administrative	1,570	2,749

Total operating expenses	48,330	43,905

Other income and expenses:
Interest and other income	94	109
Interest expense	(1,215)	(855)

Total other income and expenses	(1,121)	(746)

Income from continuing operations	24,673	22,654

Discontinued operations:
Income from discontinued operations	—	34
Gain on sale of real estate facility	—	5,153

Total discontinued operations	—	5,187

Net income	$24,673	$27,841

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$4,901	$3,513
Noncontrolling interests — preferred units	(7,290)	1,382

Total net income allocable to noncontrolling interests	(2,389)	4,895

Net income allocable to PS Business Parks, Inc.:
Common shareholders	16,562	11,740
Preferred shareholders	10,450	11,155
Restricted stock unit holders	50	51

Total net income allocable to PS Business Parks, Inc.	27,062	22,946

	$24,673	$27,841

Net income per common share — basic:
Continuing operations	$0.67	$0.32
Discontinued operations	$—	$0.16
Net income	$0.67	$0.48

Net income per common share — diluted:
Continuing operations	$0.67	$0.32
Discontinued operations	$—	$0.16
Net income	$0.67	$0.48

Weighted average common shares outstanding:
Basic	24,685	24,413

Diluted	24,792	24,564

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENT OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Unaudited, in thousands, except share data)

								Total PS
								Business Parks,
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity	Interests	Equity
Balances at December 31, 2010	23,942	$598,546	24,671,177	$246	$557,882	$784,616	$(747,762)	$1,193,528	$229,597	$1,423,125
Repurchase of preferred units, net of issuance costs	—	—	—	—	10,107	—	—	10,107	(49,194)	(39,087)
Exercise of stock options	—	—	22,600	—	944	—	—	944	—	944
Stock compensation, net	—	—	20,232	—	(84)	—	—	(84)	—	(84)
Net income	—	—	—	—	—	27,062	—	27,062	(2,389)	24,673
Distributions:
Preferred stock	—	—	—	—	—	—	(10,450)	(10,450)	—	(10,450)
Common stock	—	—	—	—	—	—	(10,867)	(10,867)	—	(10,867)
Noncontrolling interests	—	—	—	—	—	—	—	—	(3,313)	(3,313)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	(9,028)	—	—	(9,028)	9,028	—

Balances at March 31, 2011	23,942	$598,546	24,714,009	$246	$559,821	$811,678	$(769,079)	$1,201,212	$183,729	$1,384,941

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months
	Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$24,673	$27,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	20,859	18,190
In-place lease adjustment	209	(37)
Tenant improvement reimbursements net of lease incentives	(194)	(163)
Amortization of mortgage premium	(61)	(69)
Gain on sale of real estate facility	—	(5,153)
Stock compensation	458	615
Decrease in receivables and other assets	1,099	942
Decrease in accrued and other liabilities	(1,807)	(699)

Total adjustments	20,563	13,626

Net cash provided by operating activities	45,236	41,467

Cash flows from investing activities:
Capital improvements to real estate facilities	(8,043)	(7,055)
Acquisition of real estate facilities	—	(58,417)
Proceeds from sale of real estate facility	—	9,181

Net cash used in investing activities	(8,043)	(56,291)

Cash flows from financing activities:
Borrowings on note payable to affiliate	121,000	—
Repayment of credit facility	(93,000)	—
Principal payments on mortgage notes payable	(278)	(274)
Repayment of mortgage note payable	(2,660)	—
Proceeds from the exercise of stock options	944	2,649
Repurchase of preferred units	(39,087)	—
Distributions paid to common shareholders	(10,867)	(10,747)
Distributions paid to preferred shareholders	(10,450)	(11,155)
Distributions paid to noncontrolling interests — common units	(3,214)	(3,214)
Distributions paid to noncontrolling interests — preferred units	(99)	(1,382)

Net cash used in financing activities	(37,711)	(24,123)

Net decrease in cash and cash equivalents	(518)	(38,947)
Cash and cash equivalents at the beginning of the period	5,066	208,229

Cash and cash equivalents at the end of the period	$4,548	$169,282

Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests — common units	$9,028	$89
Paid-in capital	$(9,028)	$(89)
Gain on repurchase of preferred equity:
Preferred units	$(8,748)	$—
Paid-in capital	$8,748	$—
Issuance costs related to the repurchase of preferred equity:
Noncontrolling interest — common units	$(1,359)	$—
Paid-in capital	$1,359	$—
See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
1. Organization and description of business
PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of March 31, 2011, PSB owned 77.2% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units are owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”
The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties, primarily multi-tenant flex, office and industrial space. As of March 31, 2011, the Company owned and operated 21.8 million rentable square feet of commercial space located in eight states. The Company also manages 1.4 million rentable square feet on behalf of PS and its affiliated entities.
References to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).
2. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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

Allowance for doubtful accounts
The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 at March 31, 2011 and December 31, 2010.
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
Intangible assets/liabilities
Intangible assets and liabilities include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values (included in other assets and accrued liabilities in the accompanying consolidated balance sheets) are amortized to rental income over the remaining non-cancelable terms of the respective leases. The Company recorded net amortization of $209,000 and $37,000 of intangible assets and liabilities resulting from the above-market and below-market lease values during the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the value of in-place leases resulted in a net intangible asset of $5.1 million, net of $2.4 million of accumulated amortization with a weighted average amortization period of 6.6 years, and a net intangible liability of $2.0 million, net of $1.7 million of accumulated amortization with a weighted average amortization period of 4.9 years. As of December 31, 2010, the value of in-place leases resulted in a net intangible asset of $5.4 million, net of $2.1 million of accumulated amortization, and a net intangible liability of $2.2 million, net of $1.5 million of accumulated amortization.

Evaluation of asset impairment
The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At March 31, 2011, the Company did not consider any assets to be impaired.
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
General and administrative expenses
General and administrative expenses include executive and other compensation, office expense, professional fees, acquisition transaction costs, state income taxes and other such administrative items.
Income taxes
The Company has qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its REIT taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2010 and intends to continue to meet such requirements for 2011. Accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.
The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of March 31, 2011, the Company did not recognize any tax benefit for uncertain tax positions.
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
Net income allocation
Net income was allocated as follows (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units:
Continuing operations	$4,901	$2,322
Discontinued operations	—	1,191

Total net income allocable to noncontrolling interests — common units	4,901	3,513

Noncontrolling interests — preferred units:
Distributions to preferred unit holders	99	1,382
Gain on repurchase of preferred units, net of issuance costs	(7,389)	—

Total net income allocable to noncontrolling interests — preferred units	(7,290)	1,382

Total net income allocable to noncontrolling interests	(2,389)	4,895

Net income allocable to PS Business Parks, Inc.:
Common shareholders:
Continuing operations	16,562	7,761
Discontinued operations	—	3,979

Total net income allocable to common shareholders	16,562	11,740

Preferred shareholders:
Distributions to preferred shareholders	10,450	11,155
Restricted stock unit holders:
Continuing operations	50	34
Discontinued operations	—	17

Total net income allocable to restricted stock unit holders	50	51

Total net income allocable to PS Business Parks, Inc.	27,062	22,946

	$24,673	$27,841

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

	For the Three Months
	Ended March 31,
	2011	2010
Net income allocable to common shareholders	$16,562	$11,740

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	24,685	24,413
Net effect of dilutive stock compensation — based on treasury stock method using average market price	107	151

Diluted weighted average common shares outstanding	24,792	24,564

Net income per common share — Basic	$0.67	$0.48

Net income per common share — Diluted	$0.67	$0.48

Options to purchase 66,000 and 331,000 shares for the three months ended March 31, 2011 and 2010, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.
Segment reporting
The Company views its operations as one segment.
Reclassifications
Certain reclassifications have been made to the consolidated financial statements for 2010 in order to conform to the 2011 presentation.
3. Real estate facilities
The activity in real estate facilities for the three months ended March 31, 2011 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Equipment	Depreciation	Total
Balances at December 31, 2010	$564,851	$1,782,613	$(776,840)	$1,570,624
Capital improvements, net	—	8,043	—	8,043
Disposals	—	(2,152)	2,152	—
Depreciation expense	—	—	(20,859)	(20,859)

Balances at March 31, 2011	$564,851	$1,788,504	$(795,547)	$1,557,808

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
Included in the consolidated statements of income are rental income and cost of operations of $91,000 and $57,000, respectively, reported as discontinued operations for the property sold during the three months ended March 31, 2010. In addition to minimum rental payments, tenants of this property reimburse the Company for their pro rata share of specified operating expenses, which amounted to $16,000 and reported as rental income for the three months ended March 31, 2010.
4. Leasing activity
The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues excluding recovery of operating expenses as of March 31, 2011 under these leases are as follows (in thousands):

2011	$163,702
2012	176,985
2013	122,808
2014	78,888
2015	51,152
Thereafter	81,150

Total	$674,685

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $15.6 million and $14.4 million for the three months ended March 31, 2011 and 2010, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.
Leases accounting for 6.1% of total leased square footage are subject to termination options which include leases accounting for 2.9% of total leased square footage having termination options exercisable through December 31, 2011. In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.
5. Bank loans
The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank which expires on August 1, 2012. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. The rate of interest charged on borrowings is equal to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.60% to LIBOR plus 2.60% depending on the Company’s credit ratings and coverage ratios, as defined. Currently, the Company’s rate under the Credit Facility is LIBOR plus 1.80%. In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.40% of the borrowing limit (currently 0.20%). In February, 2011, the Company used the funds borrowed from PS, as discussed in Note 8, to pay down the Credit Facility in full and as such, the available balance was $100.0 million as of March 31, 2011. The Company had $93.0 million outstanding on the Credit Facility at an interest rate of 2.11% at December 31, 2010. The Credit Facility requires the Company to meet certain covenants, with which the Company was in compliance at March 31, 2011.

6. Mortgage notes payable
Mortgage notes payable consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
5.73% mortgage note, secured by one commercial property with a net book value of $28.3 million, principal and interest payable monthly, due March, 2013	$13,655	$13,729
6.15% mortgage note, secured by one commercial property with a net book value of $26.2 million, principal and interest payable monthly, due November, 2031 (1)	15,819	15,950
5.52% mortgage note, secured by one commercial property with a net book value of $15.4 million, principal and interest payable monthly, due May, 2013	9,508	9,572
5.68% mortgage note, secured by one commercial property with a net book value of $17.0 million, principal and interest payable monthly, due May, 2013	9,530	9,594
5.61% mortgage note, repaid January, 2011 (2)	—	2,666

Total	$48,512	$51,511

(1)
The mortgage note has a stated principal balance of $15.7 million and a stated interest rate of 7.20%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 6.15%. The unamortized premiums were $154,000 and $209,000 as of March 31, 2011 and December 31, 2010, respectively. This mortgage is repayable without penalty beginning November, 2011.

(2)	The unamortized premium was $6,000 as of December 31, 2010.
At March 31, 2011, mortgage notes payable had a weighted average interest rate of 5.8% and a weighted average maturity of 8.2 years with principal payments as follows (in thousands):

2011	$985
2012	1,174
2013	31,573
2014	371
2015	399
Thereafter	14,010

Total	$48,512

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
At March 31, 2011, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. On a fully converted basis, assuming all 7,305,355 noncontrolling interests — common units were converted into shares of common stock of PSB at March 31, 2011, the noncontrolling interests — common units would convert into 22.8% of the common shares outstanding. Combined with PS’s common stock ownership, on a fully converted basis, PS has a combined ownership of 40.9% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the noncontrolling interest based upon the ownership interest, and an adjustment is made to the noncontrolling interest, with a corresponding adjustment to paid-in capital, to reflect the noncontrolling interests’ equity interest in the Company.
Preferred partnership units
Through the Operating Partnership, the Company had the following preferred units outstanding as of March 31, 2011 and December 31, 2010:

				March 31, 2011		December 31, 2010
		Earliest Potential	Dividend	Units	Amount	Units	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)	Outstanding	(in thousands)
Series N	December, 2005	December, 2010	7.125%	223,300	$5,583	223,300	$5,583
Series J	May & June, 2004	N/A	7.500%	—	—	1,710,000	42,750
Series Q	March, 2007	N/A	6.550%	—	—	203,400	5,085

Total				223,300	$5,583	2,136,700	$53,418

In February, 2011, the Company paid an aggregate of $39.1 million to repurchase 1,710,000 units of its 7.50% Series J Cumulative Redeemable Preferred Units and 203,400 units of its 6.55% Series Q Cumulative Redeemable Preferred Units for a weighted average purchase price of $20.43 per unit. The aggregate par value of the repurchased preferred units was $47.8 million, which generated a gain of $7.4 million, net of original issuance costs of $1.4 million, which was added to net income allocable to common shareholders.
The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of March 31, 2011, the Company had $149,000 of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.

8. Related party transactions
On February 9, 2011, the Company entered into an agreement with PS to borrow $121.0 million with a maturity date of August 9, 2011 at an interest rate of LIBOR plus 0.85%. Funds from this loan were used for the repurchase of the Company’s 7.50% Series J Cumulative Redeemable Preferred Units for $35.4 million and to repay, in full, the outstanding balance on the Company’s Credit Facility. The Company had $121.0 million outstanding on the note payable to PS at a weighted average interest rate of 1.2% at March 31, 2011. Subsequent to March 31, 2011, the Company repaid $5.0 million on the note payable to PS.
Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and its affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $110,000 and $206,000 for the three months ended March 31, 2011 and 2010, respectively.
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
The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under these contracts were $178,000 and $173,000 for the three months ended March 31, 2011 and 2010, respectively.
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
Either the Company or PS can cancel the property management contract upon 60 days notice. Management fee expenses under the contract were $13,000 and $12,000 for the three months ended March 31, 2011 and 2010, respectively.
At March 31, 2011, the Company had amounts due to PS of $88,000 for these contracts, as well as for certain operating expenses, compared to amounts due from PS of $530,000 at December 31, 2010.

9. Shareholders’ equity
Preferred stock
As of March 31, 2011 and December 31, 2010, the Company had the following series of preferred stock outstanding:

				March 31, 2011		December 31, 2010
		Earliest Potential	Dividend	Shares	Amount	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)	Outstanding	(in thousands)
Series H	January & October, 2004	January, 2009	7.000%	6,340,776	$158,520	6,340,776	$158,520
Series I	April, 2004	April, 2009	6.875%	2,745,050	68,626	2,745,050	68,626
Series M	May, 2005	May, 2010	7.200%	3,182,000	79,550	3,182,000	79,550
Series O	June & August, 2006	June, 2011	7.375%	3,384,000	84,600	3,384,000	84,600
Series P	January, 2007	January, 2012	6.700%	5,290,000	132,250	5,290,000	132,250
Series R	October, 2010	October, 2015	6.875%	3,000,000	75,000	3,000,000	75,000

Total				23,941,826	$598,546	23,941,826	$598,546

The Company paid $10.5 million and $11.2 million in distributions to its preferred shareholders for the three months ended March 31, 2011 and 2010, respectively.
Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At March 31, 2011, there were no dividends in arrears.
Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. As of March 31, 2011, the Company had $19.7 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.
Common stock
The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million or an average cost per share of $35.84. Under existing board authorizations, the Company can repurchase an additional 2.2 million shares. No shares of common stock were repurchased under this program during the three months ended March 31, 2011 and 2010.
The Company paid $10.9 million ($0.44 per common share) and $10.7 million ($0.44 per common share) in distributions to its common shareholders for the three months ended March 31, 2011 and 2010, respectively.
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
11. Stock compensation
PSB has a 1997 Stock Option and Incentive Plan (the “1997 Plan”) and a 2003 Stock Option and Incentive Plan (the “2003 Plan”), each covering 1.5 million shares of PSB’s common stock. Under the 1997 Plan and 2003 Plan, PSB has granted non-qualified options to certain directors, officers and key employees to purchase shares of PSB’s common stock at a price not less than the fair market value of the common stock at the date of grant. Additionally, under the 1997 Plan and 2003 Plan, PSB has granted restricted stock units to officers and key employees.
The weighted average grant date fair value of options granted during the three months ended March 31, 2010 was $5.99 per share. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the three months ended March 31, 2010: a dividend yield of 3.4%; expected volatility of 17.5%; expected life of five years; and risk-free interest rates of 2.4%. No options were granted during the three months ended March 31, 2011.
The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2010 was $52.35. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant. No restricted stock units were granted during the three months ended March 31, 2011.
At March 31, 2011, there were a combined total of 886,000 options and restricted stock units authorized to grant. Information with respect to outstanding options and nonvested restricted stock units granted under the 1997 Plan and 2003 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2010	577,816	$48.95
Granted	—	$—
Exercised	(22,600)	$41.81
Forfeited	—	$—

Outstanding at March 31, 2011	555,216	$49.24	6.38 Years	$5,246

Exercisable at March 31, 2011	291,216	$46.10	4.42 Years	$3,700

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2010	85,674	$53.60
Granted	—	$—
Vested	(24,030)	$56.08
Forfeited	(3,500)	$51.53

Nonvested at March 31, 2011	58,144	$52.70

Included in the Company’s consolidated statements of income for the three months ended March 31, 2011 and 2010, was $136,000 and $94,000, respectively, in net compensation expense related to stock options. Net compensation expense of $287,000 and $479,000 related to restricted stock units was recognized during the three months ended March 31, 2011 and 2010, respectively.
As of March 31, 2011, there was $1.5 million of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 3.7 years. As of March 31, 2011, there was $3.1 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 3.3 years.

Cash received from 22,600 stock options exercised during the three months ended March 31, 2011 was $944,000. Cash received from 73,000 stock options exercised during the three months ended March 31, 2010 was $2.6 million. The aggregate intrinsic value of the stock options exercised during the three months ended March 31, 2011 and 2010 was $445,000 and $1.2 million, respectively.
During the three months ended March 30, 2011, 24,030 restricted stock units vested; in settlement of these units, 15,232 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the three months ended March 31, 2011 was $1.4 million. During the three months ended March 31, 2010, 31,597 restricted stock units vested; in settlement of these units, 19,892 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the three months ended March 31, 2010 was $1.7 million.
In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income was $36,000 and $42,000 in compensation expense for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and 2010, there was $304,000 and $450,000, respectively, of unamortized compensation expense related to these shares. In January, 2011 the Company issued 5,000 shares to a director upon retirement with an aggregate fair value of $290,000. No shares were issued for the three months ended March 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements: Forward-looking statements are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” expects,” “seeks,” “estimates,” “intends,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements: (a) changes in general economic and business conditions; (b) decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases; (c) tenant defaults; (d) the effect of the recent credit and financial market conditions; (e) our failure to maintain our status as a real estate investment trust (“REIT”); (f) the economic health of our tenants; (g) increases in operating costs; (h) casualties to our properties not covered by insurance; (i) the availability and cost of capital; (j) increases in interest rates and its effect on our stock price; (k) other factors discussed under the heading “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.
Overview
As of March 31, 2011, the Company owned and operated 21.8 million rentable square feet of multi-tenant flex, industrial and office properties located in eight states.
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

During the first three months of 2011, the Company leased or re-leased 1.5 million square feet of space while experiencing a decrease in rental rates of 7.2%. Total net operating income for the three months ended March 31, 2011 increased $3.9 million, or 8.8%, compared to the three months ended March 31, 2010 (see reconciliation of net operating income to income from continuing operations on page 27). See further discussion of operating results below.
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
Accruals for Contingencies: The Company is exposed to business and legal liability risks with respect to events that may have occurred, but in accordance with U.S. generally accepted accounting principles (“GAAP”) has not accrued for such potential liabilities because the loss is either not probable or not estimable. Future events could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations.

Effect of Economic Conditions on the Company’s Operations:
During the first three months of 2011, the impact of the recent recession and weak economic conditions continued to affect commercial real estate negatively as the Company experienced a decrease in new rental rates over expiring rental rates on executed leases. Although it is uncertain what impact economic conditions will have on the Company’s future ability to maintain existing occupancy levels and rental rates, management expects that the decrease in rental rates on lease transactions will result in a decrease in rental income for 2011 when compared to 2010. The current economic conditions may have a significant impact on the Company, potentially resulting in further reductions in occupancy and rental rates.
While the Company historically has experienced a low level of write-offs of uncollectable rents, there is inherent uncertainty in a tenant’s ability to continue paying rent and meet their full lease obligation. The table below summarizes the impact to the Company from tenants’ inability to pay rent or continue to meet their lease obligation (in thousands):

	For The Three Months
	Ended March 31,
	2011	2010
Write—offs of uncollectible rent	$248	$419
Write—offs as a percentage of rental income	0.3%	0.6%
Square footage of leases terminated prior to scheduled expiration due to business failures	81	125
Accelerated depreciation expense related to unamortized tenant improvements and lease commissions associated with early terminations	$248	$495
As of April 29, 2011, the Company had 33,000 square feet of leased space occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, tenants contact us, requesting early termination of their lease, a reduction in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.
Company Performance and Effect of Economic Conditions on Primary Markets:
The Company’s operations are substantially concentrated in 10 regions. The Company’s assessment of these regions as of March 31, 2011 is summarized below. During the three months ended March 31, 2011, initial rental rates on new and renewed leases within the Company’s overall portfolio decreased 7.2% over expiring rents, an improvement from a decline of 13.0% for the year ended December 31, 2010. The Company’s Same Park (defined below) vacancy rate at March 31, 2011 was 8.9%, up from 8.5% at March 31, 2010. The Company’s overall vacancy rate at March 31, 2011 was 10.7%, up from 8.8% at March 31, 2010. Each of the 10 regions in which the Company owns assets is subject to its own unique market influences. Below is a summary of the general market conditions as well as the Company’s operating statistics for each of the 10 regions in which the Company operates. The Company has compiled market information set forth below using third party reports for each respective market. The Company considers these sources to be reliable, but there can be no assurance that the information in these reports is accurate.
The Company owns 4.0 million square feet in Southern California located in Los Angeles, Orange and San Diego Counties. For the first three months of 2011, fundamentals for Southern California continued to reflect signs of modest stability despite slight decreases in rental rates. Two of the three markets experienced a decline in vacancy rate and had positive net absorption year over year. Market vacancy rates in Southern California range from 3.9% to 16.7%. The Company’s vacancy rate in its Southern California portfolio was 10.7% at March 31, 2011. For the three months ended March 31, 2011, the overall region experienced a weighted positive net absorption of 0.6%. Despite the positive net absorption in the overall region, the Company’s weighted average occupancy in this region decreased from 92.4% for the first three months of 2010 to 89.6% for the first three months of 2011. The decrease in the Company’s weighted average occupancy was primarily due to several large tenants vacating 91,000 square feet in 2010 and 2011. Annualized realized rent per square foot decreased 1.8% from $15.74 per square foot for the first three months of 2010 to $15.46 per square foot for the first three months of 2011.

The Company owns 1.8 million square feet in Northern California with concentrations in Sacramento, the East Bay (Hayward and San Ramon) and Silicon Valley (San Jose and Santa Clara). Market vacancy rates in these submarkets are 23.5%, 21.3% and 18.2%, respectively. The Company’s vacancy rate in its Northern California portfolio was 10.1% at March 31, 2011. During the first three months of 2011, demand in these submarkets remained low, which negatively impacted both rental and occupancy rates. Leasing activity was primarily related to companies contracting and reorganizing business operations. For the three months ended March 31, 2011, the combined submarkets experienced negative net absorption of 0.2%. Despite the negative net absorption in these submarkets, the Company’s weighted average occupancy in this region increased from 88.9% for the first three months of 2010 to 90.5% for the first three months of 2011. The increase in the weighted average occupancy was due to 32,000 square feet of vacant space leased during the fourth quarter of 2010. However, annualized realized rent per square foot decreased 2.3% from $12.35 per square foot for the first three months of 2010 to $12.07 per square foot for the first three months of 2011.
The Company owns 1.7 million square feet in Southern Texas, specifically in the Austin and Houston markets. During the second quarter of 2010, the Company acquired a portfolio of assets in Austin aggregating 704,000 square feet of multi-tenant flex parks. Market vacancy rates are 20.8% in the Austin market and 16.0% in the Houston market. The Company’s vacancy rate for these combined markets at March 31, 2011 was 10.8%. For the first three months of 2011, fundamentals continue to reflect signs of stability for the combined markets as they experienced a weighted positive net absorption of 0.1% and flat rental rate growth. Weighted average occupancy for the Company’s Same Park portfolio for this market increased from 85.3% for the first three months of 2010 to 88.3% for the first three months of 2011. The increase in the weighted average occupancy was primarily due to 28,000 square feet of vacant space leased during the second quarter of 2010. The Company’s overall weighted average occupancy for this market increased from 85.3% for the first three months of 2010 to 87.7% for the first three months of 2011. Annualized realized rent per square foot increased 6.9% from $10.90 per square foot for the first three months of 2010 to $11.65 per square foot for the first three months of 2011. Excluding the acquisition, annualized realized rent per square foot for this market increased 0.5% from $10.90 per square foot for the first three months of 2010 to $10.95 per square foot for the first three months of 2011.
The Company owns 1.7 million square feet in Northern Texas, throughout the Dallas Metroplex market. The market vacancy rate in Las Colinas, where significant concentration of the Company’s Northern Texas portfolio is located, is 12.8%. The Company’s vacancy rate at March 31, 2011 in this market was 9.1%. For the three months ended March 31, 2011, the market experienced negative net absorption of 0.3%. The Company’s weighted average occupancy for the region decreased from 91.3% for the first three months of 2010 to 90.7% for the first three months of 2011. Annualized realized rent per square foot decreased 3.0% from $10.95 per square foot for the first three months of 2010 to $10.62 per square foot for the first three months of 2011.
The Company owns 3.7 million square feet in South Florida, which consists of the Miami International Commerce Center (“MICC”) business park located in the Airport West submarket of Miami-Dade County and two multi-tenant flex parks located in Palm Beach County. MICC is located less than one mile from the cargo entrance of the Miami International Airport, which is one of the most active cargo airports in the United States. For the first three months of 2011, the Miami and Palm Beach markets experienced a decline in vacancy rates and had positive net absorption year over year. Market fundamentals may be stabilizing in Miami as market vacancy is at its lowest since 2009 and positive net absorption was recorded for four consecutive quarters. Market vacancy rates for Miami-Dade County and Palm Beach County are 7.8% and 11.7%, respectively, compared to the Company’s vacancy rate for Miami-Dade County and Palm Beach County of 1.2% and 10.3%, respectively, at March 31, 2011. For the three months ended March 31, 2011, the combined markets experienced a weighted positive net absorption of 1.1%. The Company’s weighted average occupancy in this region increased from 95.2% for the first three months of 2010 to 96.9% for the first three months of 2011. Annualized realized rent per square foot decreased 6.1% from $9.23 per square foot for the first three months of 2010 to $8.67 per square foot for the first three months of 2011. During the third quarter of 2010, the Company completed construction on a parcel of land within MICC, which added 75,000 square feet of rentable small tenant industrial space. As of March 31, 2011, the newly constructed building was 100.0% occupied.

The Company owns 4.0 million square feet in the Northern Virginia submarket of Washington D.C. During the second half of 2010, the Company acquired Tysons Corporate Center, a 270,000 square foot two-building multi-tenant office park, and Westpark Business Campus, a 735,000 square foot seven-building multi-tenant office park, each located in Tysons Corner, Virginia. The Company’s overall vacancy rate at March 31, 2011 was 17.2% compared to the average market vacancy rate of 13.7%. For the three months ended March 31, 2011, the market experienced negative net absorption of 0.3%. Weighted average occupancy for the Company’s Same Park portfolio for this market decreased from 94.4% for the first three months of 2010 to 90.7% for the first three months of 2011. The decrease in the Same Park weighted average occupancy was primarily due to four large tenants with scheduled expirations in 2010 and 2011. The Company’s overall weighted average occupancy for this market decreased from 94.4% for the first three months of 2010 to 82.8% for the first three months of 2011 as a result of the acquisitions which had a combined weighted average occupancy of 58.9% for the three months ended March 31, 2011. Annualized realized rent per square foot increased 4.2% from $21.13 per square foot for the first three months of 2010 to $22.01 per square foot for the first three months of 2011. Excluding the acquisitions, annualized realized rent per square foot for this market decreased 4.0% from $21.13 per square foot for the first three months of 2010 to $20.28 per square foot for the first three months of 2011.
The Company owns 2.4 million square feet in the Maryland submarket of Washington D.C. During the first half of 2010, the Company acquired Shady Grove Executive Center, a 350,000 square foot multi-tenant office park, and Parklawn Business Park, a 232,000 square foot multi-tenant office and flex park, each located in Rockville, Maryland. The Company’s overall vacancy rate in the region at March 31, 2011 was 13.5% compared to 14.3% for the market as a whole. For the three months ended March 31, 2011, the net absorption remained flat for the market. Weighted average occupancy for the Company’s Same Park portfolio for this market decreased from 93.6% for the first three months of 2010 to 88.9% for the first three months of 2011. The decrease in the Same Park weighted average occupancy was primarily due to several tenants aggregating 74,000 square feet vacating in 2010, of which 39,000 square feet were scheduled expirations. The Company’s overall weighted average occupancy decreased from 92.9% for the first three months of 2010 to 86.3% for the first three months of 2011 as a result of the acquisitions which had a combined weighted average occupancy of 78.4% for the three months ended March 31, 2011. Annualized realized rent per square foot increased 3.5% from $23.74 per square foot for the first three months of 2010 to $24.57 per square foot for the first three months of 2011. Excluding the acquisitions, annualized realized rent per square foot for this market increased 3.8% from $23.56 per square foot for the first three months of 2010 to $24.46 per square foot for the first three months of 2011.
The Company owns 1.3 million square feet in the Beaverton submarket of Portland, Oregon. Market vacancy for this submarket is 24.7% compared to the Company’s vacancy rate of 14.3% at March 31, 2011. Despite the improvement in leasing activity and occupancy for the first three months of 2011, rental rates continued to soften. For the three months ended March 31, 2011, the net absorption remained flat for the market. The Company’s weighted average occupancy increased from 82.0% for the first three months of 2010 to 85.7% for the first three months of 2011 primarily as a result of 40,000 square feet leased to tenants in 2010. However, annualized realized rent per square foot decreased 2.1% from $16.29 per square foot for the first three months of 2010 to $15.94 per square foot for the first three months of 2011.
The Company owns 679,000 square feet in the Phoenix and Tempe submarkets of Arizona. During 2011, national and local economies continued to impact the submarkets negatively. Market vacancies increased significantly in 2009 due in part to companies contracting and reorganizing business operations in the market, which had a negative impact on rental rates in 2010. For the first three months of 2011, market vacancy decreased for the fourth consecutive quarter, while market rental rates remained flat. The combined submarket vacancy rate is 13.5% compared to the Company’s vacancy rate of 11.7% at March 31, 2011. For the three months ended March 31, 2011, the market experienced positive net absorption of 0.7%. The Company’s weighted average occupancy in the region increased from 82.9% for the first three months of 2010 to 87.9% for the first three months of 2011. Annualized realized rent per square foot decreased 10.0% from $10.69 per square foot for the first three months of 2010 to $9.62 per square foot for the first three months of 2011 as rental rates decreased on new and renewed leases.

The Company owns 521,000 square feet in the state of Washington which mostly consists of Overlake Business Center, a 493,000 square foot multi-tenant office and flex park located in Redmond. Leasing activity showed signs of stabilization as evidenced by the positive net absorption and a drop in vacancy rates from the prior quarter. The market vacancy rate is 13.5% compared to the Company’s vacancy rate of 5.3% at March 31, 2011. For the three months ended March 31, 2011, the market experienced positive net absorption of 0.2%. The Company’s weighted average occupancy increased from 87.5% for the first three months of 2010 to 94.4% for the first three months of 2011. Annualized realized rent per square foot decreased 0.7% from $18.42 per square foot for the first three months of 2010 to $18.29 per square foot for the first three months of 2011 as rental rates decreased on new and renewed leases.
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
In 2010, the Company acquired five business parks comprising 2.3 million square feet for an aggregate purchase price of $301.7 million. As of March 31, 2011, the blended occupancy of the assets acquired was 73.5%. As of March 31, 2011, the Company had approximately 607,000 square feet of vacancy spread over the five parks which provides the Company with considerable opportunity to generate additional rental income given that the Company’s other assets in these same submarkets have a blended occupancy of 88.7% at March 31, 2011. The table below reflects the assets acquired in 2010 (in thousands):

				Square	Occupancy at
Property	Date Acquired	Location	Purchase Price	Feet	March 31, 2011
Westpark Business Campus	December, 2010	Tysons Corner, Virginia	$140,000	735	61.9%
Tysons Corporate Center	July, 2010	Tysons Corner, Virginia	$35,400	270	53.1%
Parklawn Business Park	June, 2010	Rockville, Maryland	$23,430	232	79.0%
Austin Flex Portfolio	April, 2010	Austin, Texas	$42,900	704	89.7%
Shady Grove Executive Center	March, 2010	Rockville, Maryland	$60,000	350	77.4%
In addition to the 2010 property acquisitions, during 2010, the Company also completed construction on a parcel of land within MICC in Miami, Florida, which added 75,000 square feet of rentable small tenant industrial space. As of March 31, 2011, the newly constructed building was 100.0% occupied.
The Company made no acquisitions during the three months ended March 31, 2011.
During January, 2010, the Company completed the sale of a 131,000 square foot office building located in Houston, Texas, for a gross sales price of $10.0 million, resulting in a net gain of $5.2 million. The Company made no dispositions during the three months ended March 31, 2011.
Scheduled Lease Expirations:
In addition to the 2.3 million square feet, or 10.7%, of space available in our total portfolio as of March 31, 2011, leases representing 16.0% of the leased square footage of our total portfolio are scheduled to expire during the remainder of 2011. Our ability to re-lease available space depends upon the market conditions in the specific submarkets in which our properties are located. As a result, we cannot predict with certainty the rate at which expiring leases will be re-leased.
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

Concentration of Portfolio by Region:
Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income (defined as “NOI” for purposes of the following table), are summarized for the three months ended March 31, 2011 by major geographic region. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them, as well as the investor, the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from NOI as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. The table below reflects rental income, operating expenses and NOI from continuing operations for the three months ended March 31, 2011 based on geographical concentration. The total of all regions is equal to the amount of rental income and cost of operations recorded by the Company in accordance with GAAP. As part of the table below, we have reconciled total NOI to income from continuing operations, which we consider the most directly comparable financial measure calculated in accordance with GAAP. The percent of total by region reflects the actual contribution to rental income, cost of operations and NOI during the period (in thousands):
Three Months Ended March 31, 2011:

	Weighted
	Square	Percent	Rental	Percent	Cost of	Percent		Percent
Region	Footage	of Total	Income	of Total	Operations	of Total	NOI	of Total
Southern California	3,988	18.3%	$13,802	18.7%	$4,437	17.1%	$9,365	19.5%
Northern California	1,818	8.3%	4,967	6.7%	1,686	6.5%	3,281	6.8%
Southern Texas	1,734	8.0%	4,428	6.0%	1,615	6.2%	2,813	5.9%
Northern Texas	1,689	7.7%	4,069	5.5%	1,430	5.5%	2,639	5.5%
South Florida	3,672	16.9%	7,714	10.4%	2,746	10.6%	4,968	10.3%
Virginia	4,024	18.5%	18,336	24.8%	6,399	24.7%	11,937	24.9%
Maryland	2,351	10.8%	12,459	16.9%	4,583	17.7%	7,876	16.4%
Oregon	1,314	6.0%	4,487	6.1%	1,650	6.4%	2,837	5.9%
Arizona	679	3.1%	1,435	1.9%	663	2.6%	772	1.6%
Washington	521	2.4%	2,249	3.0%	692	2.7%	1,557	3.2%

Total NOI	21,790	100.0%	$73,946	100.0%	$25,901	100.0%	$48,045	100.0%

Reconciliation of NOI to income from continuing operations

Total NOI							$48,045
Other income and expenses:
Facility management fees							178
Interest and other income							94
Interest expense							(1,215)
Depreciation and amortization							(20,859)
General and administrative							(1,570)

Income from continuing operations							$24,673

Concentration of Credit Risk by Industry:
The information below depicts the industry concentration of our tenant base as of March 31, 2011. The Company analyzes this concentration to minimize significant industry exposure risk.

Percent of
Annualized
Industry	Rental Income
Business Services	15.7%
Health Services	11.6%
Government	11.1%
Computer Hardware, Software and Related Services	10.7%
Warehouse, Distribution, Transportation and Logistics	7.5%
Insurance and Financial Services	6.8%
Retail, Food, and Automotive	5.9%
Engineering and Construction	5.8%
Communications	4.8%
Home Furnishings	3.6%
Aerospace/Defense Products and Services	3.2%
Electronics	2.8%
Educational Services	2.7%
Other	7.8%

Total	100.0%

The information below depicts the Company’s top 10 customers by annualized rental income as of March 31, 2011 (in thousands):

			Percent of
		Annualized	Annualized
Tenants	Square Footage	Rental Income (1)	Rental Income
U.S. Government	769	$19,542	6.4%
Lockheed Martin Corporation	176	4,779	1.6%
Kaiser Permanente	205	4,778	1.6%
Wells Fargo Bank	126	2,325	0.8%
Luminex Corporation	149	2,047	0.7%
ATS Corporation	58	1,783	0.6%
AARP	102	1,742	0.5%
Welch Allyn Protocol, Inc.	103	1,657	0.5%
Verizon	80	1,583	0.5%
Investorplace Media, LLC	46	1,504	0.5%

Total	1,814	$41,740	13.7%

(1)	For leases expiring prior to December 31, 2011, annualized rental income represents income to be received under existing leases from March 31, 2011 through the date of expiration.
Comparative Analysis of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010
Results of Operations: In order to evaluate the performance of the Company’s overall portfolio over comparable periods, management analyzes the operating performance of a consistent group of properties owned and operated throughout both periods (herein referred to as “Same Park”). Operating properties that the Company acquired subsequent to January 1, 2010 are referred to as “Non-Same Park.” For the three months ended March 31, 2011 and 2010, the Same Park facilities constitute 19.4 million rentable square feet, which includes all assets in continuing operations that the Company owned from January 1, 2010 through March 31, 2011, representing 89.1% of the total square footage of the Company’s portfolio as of March 31, 2011.

The following table presents the operating results of the Company’s properties for the three months ended March 31, 2011 and 2010 in addition to other income and expense items affecting income from continuing operations. The Company reports Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot data):

	For the Three Months Ended
	March 31,
	2011	2010	Change
Rental income:
Same Park (19.4 million rentable square feet) (1)	$64,578	$66,788	(3.3%)
Non-Same Park (2.4 million rentable square feet) (2)	9,368	344	2,623.3%

Total rental income	73,946	67,132	10.2%

Cost of operations:
Same Park	22,125	22,859	(3.2%)
Non-Same Park	3,776	107	3,429.0%

Total cost of operations	25,901	22,966	12.8%

Net operating income (3):
Same Park	42,453	43,929	(3.4%)
Non-Same Park	5,592	237	2,259.5%

Total net operating income	48,045	44,166	8.8%

Other income and expenses:
Facility management fees	178	173	2.9%
Interest and other income	94	109	(13.8%)
Interest expense	(1,215)	(855)	42.1%
Depreciation and amortization	(20,859)	(18,190)	14.7%
General and administrative	(1,570)	(2,749)	(42.9%)

Income from continuing operations	$24,673	$22,654	8.9%

Same Park gross margin (4)	65.7%	65.8%	(0.2%)
Same Park weighted average occupancy	91.0%	91.4%	(0.4%)
Same Park annualized realized rent per square foot (5)	$14.61	$15.05	(2.9%)

(1)	See above for a definition of Same Park.

(2)	See above for a definition of Non-Same Park.

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
Supplemental Property Data and Trends: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table) from continuing operations is summarized for the three months ended March 31, 2011 and 2010 by major geographic region below. See “Concentration of Portfolio by Region” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following table summarizes the Same Park operating results by major geographic region for the three months ended March 31, 2011 and 2010. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2010, and the impact of such is included in Non-Same Park facilities in the table below. As part of the table below, we have reconciled total NOI to income from continuing operations (in thousands):
Three Months Ended March 31, 2011 and 2010:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	March 31,	March 31,	Increase	March 31,	March 31,	Increase	March 31,	March 31,	Increase
Region	2011	2010	(Decrease)	2011	2010	(Decrease)	2011	2010	(Decrease)
Southern California	$13,802	$14,489	(4.7%)	$4,437	$4,363	1.7%	$9,365	$10,126	(7.5%)
Northern California	4,967	4,990	(0.5%)	1,686	1,720	(2.0%)	3,281	3,270	0.3%
Southern Texas	2,491	2,395	4.0%	912	1,012	(9.9%)	1,579	1,383	14.2%
Northern Texas	4,069	4,225	(3.7%)	1,430	1,459	(2.0%)	2,639	2,766	(4.6%)
South Florida	7,583	7,898	(4.0%)	2,675	2,653	0.8%	4,908	5,245	(6.4%)
Virginia	13,881	15,051	(7.8%)	4,594	5,016	(8.4%)	9,287	10,035	(7.5%)
Maryland	9,614	9,749	(1.4%)	3,386	3,622	(6.5%)	6,228	6,127	1.6%
Oregon	4,487	4,387	2.3%	1,650	1,752	(5.8%)	2,837	2,635	7.7%
Arizona	1,435	1,504	(4.6%)	663	631	5.1%	772	873	(11.6%)
Washington	2,249	2,100	7.1%	692	631	9.7%	1,557	1,469	6.0%

Total Same Park	64,578	66,788	(3.3%)	22,125	22,859	(3.2%)	42,453	43,929	(3.4%)
Non-Same Park	9,368	344	2,623.3%	3,776	107	3,429.0%	5,592	237	2,259.5%

Total NOI	$73,946	$67,132	10.2%	$25,901	$22,966	12.8%	$48,045	$44,166	8.8%

Reconciliation of NOI to income from continuing operations

Total NOI							$48,045	$44,166	8.8%
Other income and expenses:
Facilities management fees							178	173	2.9%
Interest and other income							94	109	(13.8%)
Interest expense							(1,215)	(855)	42.1%
Depreciation and amortization							(20,859)	(18,190)	14.7%
General and administrative							(1,570)	(2,749)	(42.9%)

Income from continuing operations							$24,673	$22,654	8.9%

Rental Income: Rental income increased $6.8 million from $67.1 million to $73.9 million for the three months ended March 31, 2011 over the same period in 2010 as a result of an increase in rental income from the Non-Same Park facilities of $9.0 million partially offset by a decrease in rental income from the Company’s Same Park portfolio of $2.2 million primarily due to decreases in rental and occupancy rates.
Facility Management Fees: Facility management fees account for a small portion of the Company’s net income. During the three months ended March 31, 2011, $178,000 of revenue was recognized from facility management fees compared to $173,000 for the same period in 2010.
Cost of Operations: Cost of operations increased $2.9 million from $23.0 million to $25.9 million for the three months ended March 31, 2011 over the same period in 2010 as a result of an increase in cost of operations from Non-Same Park facilities of $3.7 million partially offset by a $734,000 decrease in Same Park costs of operations. The decrease in Same Park cost of operations for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to decreases in repairs and maintenance costs of $372,000 and property taxes of $363,000.
Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended March 31, 2011 was $20.9 million compared to $18.2 million for the same period in 2010. The increase for the comparative three months was primarily due to depreciation from 2010 property acquisitions.
General and Administrative Expenses: General and administrative expenses was $1.6 million for the three months ended March 31, 2011 compared to $2.7 million for the three months ended March 31, 2010. The decrease of $1.2 million, or 42.9%, was primarily due to $1.1 million of acquisition transaction costs related to 2010 property acquisitions.

Interest and Other Income: Interest and other income reflect earnings on cash balances in addition to miscellaneous income items. Interest income was $5,000 for the three months ended March 31, 2011 compared to $83,000 for the same period in 2010. The decrease for the three months ended March 31, 2011 compared to the same period in 2010 was primarily attributable to a lower average cash balances in 2011. Average cash balances and effective interest rates for the three months ended March 31, 2011 were $16.0 million and 0.1%, respectively, compared to $218.4 million and 0.2%, respectively, for the same period in 2010.
Interest Expense: Interest expense was $1.2 million for the three months ended March 31, 2011 compared to $855,000 for the same period in 2010. The increase was primarily attributable to an increase in interest expense related to borrowings on the Credit Facility and note payable to affiliate.
Gain on Sale of Real Estate Facility: Included in total discontinued operations is the gain on the sale of a 131,000 square foot office building located in Houston, Texas, for a gross sales price of $10.0 million, resulting in a net gain of $5.2 million during January, 2010.
Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $2.4 million ($7.3 million of loss allocated to preferred unit holders and $4.9 million allocated to common unit holders) for the three months ended March 30, 2011 compared to $4.9 million of allocated income ($1.4 million allocated to preferred unit holders and $3.5 million of income allocated to common unit holders) for the same period in 2010. Included in net income allocable to noncontrolling interests in 2011 was $1.7 million of income allocated to common unit holders due to the net gain on the repurchases of preferred units partially offset with a $7.4 million loss allocated to preferred unit holders due to the net gain on the repurchases of preferred units.
Liquidity and Capital Resources
Cash and cash equivalents decreased $518,000 from $5.1 million at December 31, 2010 to $4.5 million at March 31, 2011. The decrease was the result of repurchasing $39.1 million of preferred equity below par partially offset by short term borrowings and cash from operations.
Net cash provided by operating activities for the three months ended March 31, 2011 and 2010 was $45.2 million and $41.5 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders.
Net cash used in investing activities was $8.0 million and $56.3 million for the three months ended March 31, 2011 and 2010, respectively. The change was primarily due to cash paid for an acquisition in Maryland of $58.4 million and proceeds received from the sale of real estate of $9.2 million during the first three months of 2010. No properties were acquired or disposed of during the first three months of 2011.
Net cash used in financing activities was $37.7 million and $24.1 million for the three months ended March 31, 2011 and 2010, respectively. The $13.6 million increase in cash used was primarily due to net short term borrowings of $28.0 million and the repurchases of preferred units below par of $39.1 million.
The Company’s preferred equity outstanding decreased to 23.0% of its market capitalization as of March 31, 2011 due to the repurchases of preferred units combined with outstanding short term borrowings. The Company’s capital structure is characterized by a low level of leverage. As of March 31, 2011, the Company had four fixed-rate mortgages totaling $48.5 million and a note payable to affiliate of $121.0 million, which represented 1.8% and 4.6%, respectively, of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding mortgages and (3) the total number of common shares and common units outstanding at March 31, 2011 multiplied by the closing price of the stock on that date. The weighted average interest rate for the mortgages is 5.8% per annum and the interest rate on the note payable to affiliate was 1.2%. The Company had 5.6% of its properties, in terms of net book value, encumbered at March 31, 2011.

On February 9, 2011, the Company entered into an agreement with PS to borrow $121.0 million with a maturity date of August 9, 2011 at an interest rate of LIBOR plus 0.85%. Funds from this loan were used for the repurchase of the Company’s 7.50% Series J Cumulative Redeemable Preferred Units for $35.4 million and to repay, in full, the outstanding balance on the Company’s Credit Facility. Subsequent to March 31, 2011, the Company repaid $5.0 million on the note payable to PS.
The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank which expires on August 1, 2012. The Credit Facility has a borrowing limit of $100.0 million. Interest on outstanding borrowings is payable monthly. The rate of interest charged on borrowings is equal to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.60% to LIBOR plus 2.60% depending on the Company’s credit ratings and coverage ratios, as defined. Currently, the Company’s rate under the Credit Facility is LIBOR plus 1.80%. In addition, the Company is required to pay an annual commitment fee ranging from 0.15% to 0.40% of the borrowing limit (currently 0.20%). In February, 2011, the Company used the funds borrowed from PS to pay down the Credit Facility in full and as such, the available balance was $100.0 million as of March 31, 2011. The Company had $93.0 million outstanding on the Credit Facility at an interest rate of 2.11% at December 31, 2010.
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

FFO for the Company is computed as follows (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Net income allocable to common shareholders	$16,562	$11,740
Gain on sale of real estate facility	—	(5,153)
Depreciation and amortization	20,859	18,190
Net income allocable to noncontrolling interests — common units	4,901	3,513
Net income allocable to restricted stock unit holders	50	51

Consolidated FFO allocable to common and dilutive shares	42,372	28,341
FFO allocated to noncontrolling interests — common units	(9,654)	(6,505)
FFO allocated to restricted stock unit holders	(95)	(95)

FFO allocated to common shares	$32,623	$21,741

FFO allocable to common and dilutive shares for the three months ended March 31, 2011 increased $14.0 million compared to the same period in 2010. The increase was primarily due to the net gain of $7.4 million on the repurchase of preferred units below par during the first quarter of 2011 combined with an increase in net operating income and a decrease in preferred equity distributions as a result of the repurchases of preferred units during 2011 combined with preferred equity redemptions during 2010.
Capital Expenditures: During the three months ended March 31, 2011, the Company expended $7.1 million in recurring capital expenditures, or $0.33 per weighted average square foot owned. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the three months ended March 31, 2010, the Company expended $5.0 million in recurring capital expenditures, or $0.26 per weighted average square foot owned. The following table depicts actual capital expenditures (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Recurring capital expenditures	$7,088	$4,977
Property renovations and other capital expenditures	955	2,078

Total capital expenditures	$8,043	$7,055

Property renovations and other capital expenditures decreased $1.1 million from $2.1 million to $955,000 for the three months ended March 31, 2011 compared to the same period in 2010 as a result of the 2010 development at Miami International Commerce Center in Miami, Florida, combined with other property renovations.
Repurchase of Common Stock: The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Since inception of the program, the Company has repurchased an aggregate of 4.3 million shares of common stock at an aggregate cost of $152.8 million, or an average cost per share of $35.84. Under existing board authorizations, the Company can repurchase an additional 2.2 million shares. No shares of common stock were repurchased under this program during the three months ended March 31, 2011 and 2010.
Repurchase of Preferred Equity: In February, 2011, the Company paid an aggregate of $39.1 million to repurchase 1,710,000 units of its 7.50% Series J Cumulative Redeemable Preferred Units and 203,400 units of its 6.55% Series Q Cumulative Redeemable Preferred Units for a weighted average purchase price of $20.43 per unit. The aggregate par value of the repurchased preferred units was $47.8 million, which generated a gain of $7.4 million, net of original issuance costs of $1.4 million, which was added to net income allocable to common shareholders.

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
Related Party Transactions: On February 9, 2011, the Company entered into an agreement with PS to borrow $121.0 million with a maturity date of August 9, 2011 at an interest rate of LIBOR plus 0.85%. Funds from this loan were used for the repurchase of the Company’s 7.50% Series J Cumulative Redeemable Preferred Units for $35.4 million and to repay, in full, the outstanding balance on the Company’s Credit Facility. The Company had $121.0 million outstanding on the note payable to PS at a weighted average interest rate of 1.2% at March 31, 2011. Subsequent to March 31, 2011, the Company repaid $5.0 million on the note payable to PS.
At March 31, 2011, PS owned 23.5% of the outstanding shares of the Company’s common stock and 22.8% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 40.9% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and Vice Chairman of the Board of PS.
Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $110,000 and $206,000 for the three months ended March 31, 2011 and 2010, respectively. In addition, the Company provides property management services for properties owned by PS and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled $178,000 and $173,000 for the three months ended March 31, 2011 and 2010, respectively. In December, 2006, PS also began providing property management services for the mini storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contracts with PS totaled $13,000 and $12,000 for the three months ended March 31, 2011 and 2010, respectively.
The PS Business Parks name and logo is owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six-months written notice.
Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.
Contractual Obligations: The Company is scheduled to pay cash dividends of $42.2 million per year on its preferred equity outstanding as of March 31, 2011. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At March 31, 2011, the Company’s debt as a percentage of equity was 12.2%.
The Company’s market risk sensitive instruments at March 31, 2011 include mortgage notes payable of $48.5 million, note payable to affiliate of $121.0 million and the Company’s Credit Facility. All of the Company’s mortgage notes payable bear interest at fixed rates. At March 31, 2011, the Company had no borrowings outstanding under its Credit Facility. See Notes 5, 6 and 8 to the consolidated financial statements for terms, valuations and approximate principal maturities of the mortgage notes payable, line of credit and note payable to affiliate as of March 31, 2011. Based on borrowing rates currently available to the Company, combined with the amount of fixed-rate debt financing, the difference between the carrying amount of debt and its fair value is insignificant.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”))) as of March 31, 2011. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2011, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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
During the three months ended March 31, 2011, there were no shares of the Company’s common stock repurchased. As of March 31, 2011, 2,206,221 shares remain available for repurchase under the program.
See Note 9 to the consolidated financial statements for additional information on repurchases of equity securities.

ITEM 6. EXHIBITS

Exhibits

Exhibit 10.1	Promissory Note dated February 9, 2011. Filed with the Registrant’s Current Report on Form 8-K dated February 14, 2011 and incorporated herein by reference.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 101.INS	XBRL Instance Document. Furnished herewith.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema. Furnished herewith.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Furnished herewith.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase. Furnished herewith.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase. Furnished herewith.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2011
PS BUSINESS PARKS, INC.
	BY:	/s/ Edward A. Stokx
Edward A. Stokx
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10.1	Promissory Note dated February 9, 2011. Filed with the Registrant’s Current Report on Form 8-K dated February 14, 2011 and incorporated herein by reference.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 101.INS	XBRL Instance Document. Furnished herewith.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema. Furnished herewith.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Furnished herewith.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase. Furnished herewith.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase. Furnished herewith.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Furnished herewith.