Form 10-Q
period 2011-06-30
PS BUSINESS PARKS INC/CA
filed 2011-08-09
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
Yes ☐      No ☑
As of July 29, 2011, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 24,716,340.

PS BUSINESS PARKS, INC.
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated balance sheets as of June 30, 2011 (unaudited) and December 31, 2010	3

Consolidated statements of income (unaudited) for the three and six months ended June 30, 2011 and 2010	4

Consolidated statement of equity (unaudited) for the six months ended June 30, 2011	5

Consolidated statements of cash flows (unaudited) for the six months ended June 30, 2011 and 2010	6

Notes to consolidated financial statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6. Exhibits	38

Exhibit 10.1
Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PS BUSINESS PARKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,936	$5,066

Real estate facilities, at cost:
Land	569,125	562,678
Buildings and equipment	1,806,582	1,773,682

	2,375,707	2,336,360
Accumulated depreciation	(809,810)	(772,407)

	1,565,897	1,563,953
Properties held for disposition, net	6,686	6,671
Land held for development	6,829	6,829

	1,579,412	1,577,453

Rent receivable	3,214	3,127
Deferred rent receivable	22,660	22,277
Other assets	11,067	13,134

Total assets	$1,619,289	$1,621,057

LIABILITIES AND EQUITY

Accrued and other liabilities	$51,553	$53,421
Credit facility	17,500	93,000
Note payable to affiliate	116,000	—
Mortgage notes payable	48,184	51,511

Total liabilities	233,237	197,932

Commitments and contingencies

Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 23,942 shares issued and outstanding at June 30, 2011 and December 31, 2010	598,546	598,546
Common stock, $0.01 par value, 100,000,000 shares authorized, 24,716,144 and 24,671,177 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	246	246
Paid-in capital	560,169	557,882
Cumulative net income	833,524	784,616
Cumulative distributions	(790,403)	(747,762)

Total PS Business Parks, Inc.’s shareholders’ equity	1,202,082	1,193,528

Noncontrolling interests:
Preferred units	5,583	53,418
Common units	178,387	176,179

Total noncontrolling interests	183,970	229,597

Total equity	1,386,052	1,423,125

Total liabilities and equity	$1,619,289	$1,621,057

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenues:
Rental income	$73,053	$69,432	$146,565	$136,080
Facility management fees	169	163	347	336

Total operating revenues	73,222	69,595	146,912	136,416

Expenses:
Cost of operations	24,213	21,476	49,921	44,217
Depreciation and amortization	21,023	18,560	41,777	36,638
General and administrative	1,748	2,400	3,318	5,149

Total operating expenses	46,984	42,436	95,016	86,004

Other income and expenses:
Interest and other income	43	91	137	200
Interest expense	(1,145)	(856)	(2,360)	(1,711)

Total other income and expenses	(1,102)	(765)	(2,223)	(1,511)

Income from continuing operations	25,136	26,394	49,673	48,901

Discontinued operations:
Income from discontinued operations	171	96	307	277
Gain on sale of real estate facility	—	—	—	5,153

Total discontinued operations	171	96	307	5,430

Net income	$25,307	$26,490	$49,980	$54,331

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$3,362	$2,749	$8,262	$6,261
Noncontrolling interests — preferred units	100	1,752	(7,190)	3,134

Total net income allocable to noncontrolling interests	3,462	4,501	1,072	9,395

Net income allocable to PS Business Parks, Inc.:
Common shareholders	11,374	9,229	27,937	20,974
Preferred shareholders	10,449	12,723	20,899	23,878
Restricted stock unit holders	22	37	72	84

Total net income allocable to PS Business Parks, Inc.	21,845	21,989	48,908	44,936

	$25,307	$26,490	$49,980	$54,331

Net income per common share — basic:
Continuing operations	$0.45	$0.37	$1.12	$0.69
Discontinued operations	$0.01	$—	$0.01	$0.17
Net income	$0.46	$0.38	$1.13	$0.86

Net income per common share — diluted:
Continuing operations	$0.45	$0.37	$1.12	$0.68
Discontinued operations	$0.01	$—	$0.01	$0.17
Net income	$0.46	$0.37	$1.13	$0.85

Weighted average common shares outstanding:
Basic	24,715	24,524	24,700	24,469

Diluted	24,807	24,669	24,800	24,611

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENT OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Unaudited, in thousands, except share data)

								Total PS
								Business Parks,
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity	Interests	Equity
Balances at December 31, 2010	23,942	$598,546	24,671,177	$246	$557,882	$784,616	$(747,762)	$1,193,528	$229,597	$1,423,125
Repurchase of preferred units, net of issuance costs	—	—	—	—	10,107	—	—	10,107	(49,194)	(39,087)
Exercise of stock options	—	—	24,600	—	1,050	—	—	1,050	—	1,050
Stock compensation, net	—	—	20,367	—	252	—	—	252	—	252
Net income	—	—	—	—	—	48,908	—	48,908	1,072	49,980
Distributions:
Preferred stock	—	—	—	—	—	—	(20,899)	(20,899)	—	(20,899)
Common stock	—	—	—	—	—	—	(21,742)	(21,742)	—	(21,742)
Noncontrolling interests	—	—	—	—	—	—	—	—	(6,627)	(6,627)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	(9,122)	—	—	(9,122)	9,122	—

Balances at June 30, 2011	23,942	$598,546	24,716,144	$246	$560,169	$833,524	$(790,403)	$1,202,082	$183,970	$1,386,052

See accompanying notes.

PS BUSINESS PARKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months
	Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$49,980	$54,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	41,917	36,856
In-place lease adjustment	421	98
Tenant improvement reimbursements net of lease incentives	(432)	(265)
Amortization of mortgage premium	(118)	(140)
Gain on sale of real estate facility	—	(5,153)
Stock compensation	822	1,135
Decrease in receivables and other assets	1,413	587
Increase (decrease) in accrued and other liabilities	(1,945)	1,467

Total adjustments	42,078	34,585

Net cash provided by operating activities	92,058	88,916

Cash flows from investing activities:
Capital improvements to real estate facilities	(17,561)	(17,709)
Acquisition of real estate facilities	(26,613)	(123,582)
Proceeds from sale of real estate facility	—	9,181

Net cash used in investing activities	(44,174)	(132,110)

Cash flows from financing activities:
Borrowings on credit facility	17,500	—
Borrowings on note payable to affiliate	121,000	—
Repayment of borrowings on credit facility	(93,000)	—
Repayment of borrowings on note payable to affiliate	(5,000)	—
Principal payments on mortgage notes payable	(549)	(540)
Repayment of mortgage note payable	(2,660)	—
Proceeds from the exercise of stock options	1,050	5,896
Redemption/repurchase of preferred units	(39,087)	(20,000)
Redemption of preferred stock	—	(54,125)
Distributions paid to common shareholders	(21,742)	(21,566)
Distributions paid to preferred shareholders	(20,899)	(22,024)
Distributions paid to noncontrolling interests — common units	(6,428)	(6,428)
Distributions paid to noncontrolling interests — preferred units	(199)	(2,552)

Net cash used in financing activities	(50,014)	(121,339)

Net decrease in cash and cash equivalents	(2,130)	(164,533)
Cash and cash equivalents at the beginning of the period	5,066	208,229

Cash and cash equivalents at the end of the period	$2,936	$43,696

Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests — common units	$9,122	$904
Paid-in capital	$(9,122)	$(904)
Gain on repurchase of preferred equity:
Preferred units	$(8,748)	$—
Paid-in capital	$8,748	$—
Issuance costs related to the redemption/repurchase of preferred equity:
Cumulative distributions	$—	$(1,854)
Noncontrolling interest — common units	$(1,359)	$(582)
Paid-in capital	$1,359	$2,436
See accompanying notes.

PS BUSINESS PARKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
1. Organization and description of business
PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of June 30, 2011, PSB owned 77.2% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units are owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”
The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that acquires, develops, owns and operates commercial properties, primarily multi-tenant flex, office and industrial space. As of June 30, 2011 the Company owned and operated 21.9 million rentable square feet of commercial space located in eight states. The Company also manages 1.4 million rentable square feet on behalf of PS and its affiliated entities.
References to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).
2. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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

Allowance for doubtful accounts
The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 at June 30, 2011 and December 31, 2010.
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
Properties held for disposition
An asset is classified as an asset held for disposition when it meets certain requirements, which include, among other criteria, the approval of the sale of the asset, the marketing of the asset for sale and the expectation of the Company that the sale will likely occur within the next 12 months. Upon classification of an asset as held for disposition, the net book value of the asset is included on the balance sheet as properties held for disposition, depreciation of the asset is ceased and the operating results of the asset are included in discontinued operations for all periods presented.

Intangible assets/liabilities
Intangible assets and liabilities include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values (included in other assets and accrued liabilities in the accompanying consolidated balance sheets) are amortized to rental income over the remaining non-cancelable terms of the respective leases. The Company recorded net amortization of $212,000 and $136,000 of intangible assets and liabilities resulting from the above-market and below-market lease values during the three months ended June 30, 2011 and 2010, respectively. Amortization was $421,000 and $98,000 for each of the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, the value of in-place leases resulted in a net intangible asset of $5.2 million, net of $1.5 million of accumulated amortization with a weighted average amortization period of 6.4 years, and a net intangible liability of $1.9 million, net of $799,000 of accumulated amortization with a weighted average amortization period of 4.9 years. As of December 31, 2010, the value of in-place leases resulted in a net intangible asset of $5.4 million, net of $2.1 million of accumulated amortization, and a net intangible liability of $2.2 million, net of $1.5 million of accumulated amortization.
Evaluation of asset impairment
The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At June 30, 2011, the Company did not consider any assets to be impaired.
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
The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of June 30, 2011, the Company did not recognize any tax benefit for uncertain tax positions.
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

Net income allocation
Net income was allocated as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units:
Continuing operations	$3,323	$2,727	$8,192	$5,017
Discontinued operations	39	22	70	1,244

Total net income allocable to noncontrolling interests — common units	3,362	2,749	8,262	6,261

Noncontrolling interests — preferred units:
Distributions to preferred unit holders	100	1,170	199	2,552
Issuance costs related to the redemption of preferred units	—	582	—	582
Gain on repurchase of preferred units, net of issuance costs	—	—	(7,389)	—

Total net income allocable to noncontrolling interests — preferred units	100	1,752	(7,190)	3,134

Total net income allocable to noncontrolling interests	3,462	4,501	1,072	9,395

Net income allocable to PS Business Parks, Inc.:
Common shareholders:
Continuing operations	11,242	9,155	27,701	16,805
Discontinued operations	132	74	236	4,169

Total net income allocable to common shareholders	11,374	9,229	27,937	20,974

Preferred shareholders:
Distributions to preferred shareholders	10,449	10,869	20,899	22,024
Issuance costs related to the redemption of preferred stock	—	1,854	—	1,854

Total net income allocable to preferred shareholders	10,449	12,723	20,899	23,878

Restricted stock unit holders:
Continuing operations	22	37	71	67
Discontinued operations	—	—	1	17

Total net income allocable to restricted stock unit holders	22	37	72	84

Total net income allocable to PS Business Parks, Inc.	21,845	21,989	48,908	44,936

	$25,307	$26,490	$49,980	$54,331

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net income allocable to common shareholders	$11,374	$9,229	$27,937	$20,974

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	24,715	24,524	24,700	24,469
Net effect of dilutive stock compensation — based on treasury stock method using average market price	92	145	100	142

Diluted weighted average common shares outstanding	24,807	24,669	24,800	24,611

Net income per common share — Basic	$0.46	$0.38	$1.13	$0.86

Net income per common share — Diluted	$0.46	$0.37	$1.13	$0.85

Options to purchase 92,000 and 78,000 shares for the three months ended June 30, 2011 and 2010, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive. Options to purchase 80,000 and 78,000 shares for the six months ended June 30, 2011 and 2010, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.
Segment reporting
The Company views its operations as one segment.
Reclassifications
Certain reclassifications have been made to the consolidated financial statements for 2010 in order to conform to the 2011 presentation.
3. Real estate facilities
The activity in real estate facilities for the six months ended June 30, 2011 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Equipment	Depreciation	Total
Balances at December 31, 2010	$562,678	$1,773,682	$(772,407)	$1,563,953
Acquisition of real estate facilities	6,447	19,868	—	26,315
Capital improvements	—	17,561	—	17,561
Disposals	—	(4,374)	4,374	—
Depreciation expense	—	—	(41,917)	(41,917)
Transfer to properties held for dispositions	—	(155)	140	(15)

Balances at June 30, 2011	$569,125	$1,806,582	$(809,810)	$1,565,897

On June 1, 2011, the Company acquired a 140,000 square foot multi-tenant office building, known as the Warren Building, located in Tysons Corner, Virginia, for $27.1 million. In connection with the purchase, the Company received a $298,000 credit for committed tenant improvements and leasing commissions. The Company incurred and expensed acquisition transaction costs of $218,000 for the three and six months ended June 30, 2011.
The following table summarizes the assets acquired and liabilities assumed during the six months ended June 30, 2011 (in thousands):

Land	$6,447
Buildings and equipment	19,868
Above-market in-place lease value	543
Below-market in-place lease value	(56)

Total purchase price	26,802
Net operating assets acquired and liabilities assumed	(189)

Total cash paid	$26,613

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
The Company is currently under contract to sell Westchase Corporate Park, a 177,000 square foot flex park consisting of 13 buildings in Houston, Texas, for $9.8 million. The Company anticipates closing on the sale in August, 2011 and has classified the asset as held for disposition. As of June 30, 2011, the net book value of the asset was $6.7 million.
The following table summarizes the condensed results of operations of the property held for disposition as of June 30, 2011 and the property sold during 2010 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Rental income	$425	$446	$859	$1,021
Cost of operations	(219)	(244)	(412)	(526)
Depreciation	(35)	(106)	(140)	(218)

Income from discontinued operations	$171	$96	$307	$277

In addition to minimum rental payments, tenants reimburse the Company for their pro rata share of specified operating expenses, which amounted to $175,000 and $168,000 for the three months ended June 30, 2011 and 2010, respectively. Reimbursements were $359,000 and $379,000 for the six months ended June 30, 20111 and 2010, respectively. These amounts are included as rental income in the table presented above.
4. Leasing activity
The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues excluding recovery of operating expenses as of June 30, 2011 under these leases are as follows (in thousands):

2011	$112,439
2012	191,237
2013	135,625
2014	86,930
2015	56,817
Thereafter	92,684

Total	$675,732

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $14.7 million and $14.0 million for the three months ended June 30, 2011 and 2010, respectively and $30.2 million and $28.2 million for the six months ended June 30, 2011 and 2010, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.
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

5. Bank loans
On August 3, 2011, the Company modified the terms of its line of credit (the “Credit Facility”) with Wells Fargo Bank. The modification of the Credit Facility increased the borrowing limit to $250.0 million and extended the expiration to August 1, 2015. The modified rate of interest charged on borrowings is equal to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.00% to LIBOR plus 1.85% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 1.10%. In addition, the Company is required to pay an annual facility fee ranging from 0.15% to 0.45% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%).
Prior to the modification, the Company’s rate under the Credit Facility was LIBOR plus 1.80%. In addition, the Company was required to pay an annual facility fee of 0.20%. In June, 2011, the Company borrowed on its Credit Facility to fund the acquisition located in Tysons Corner, Virginia. The Company had $17.5 million outstanding on the Credit Facility at an interest rate of 2.05% at June 30, 2011. Subsequent to June 30, 2011, the Company repaid $7.5 million on the Credit Facility reducing the outstanding balance to $10.0 million. The Company had $93.0 million outstanding on the Credit Facility at an interest rate of 2.11% at December 31, 2010. The Credit Facility requires the Company to meet certain covenants, with which the Company was in compliance at June 30, 2011. Interest on outstanding borrowings is payable monthly.
6. Mortgage notes payable
Mortgage notes payable consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
5.73% mortgage note, secured by one commercial property with a net book value of $28.2 million, principal and interest payable monthly, due March, 2013	$13,583	$13,729
6.15% mortgage note, secured by one commercial property with a net book value of $25.6 million, principal and interest payable monthly, due November, 2031 (1)	15,690	15,950
5.52% mortgage note, secured by one commercial property with a net book value of $15.3 million, principal and interest payable monthly, due May, 2013	9,444	9,572
5.68% mortgage note, secured by one commercial property with a net book value of $17.0 million, principal and interest payable monthly, due May, 2013	9,467	9,594
5.61% mortgage note, repaid January, 2011(2)	—	2,666

Total	$48,184	$51,511

(1)
The mortgage note has a stated principal balance of $15.6 million and a stated interest rate of 7.20%. Based on the fair market value at the time of assumption, a mortgage premium was computed based on an effective interest rate of 6.15%. The unamortized premiums were $97,000 and $209,000 as of June 30, 2011 and December 31, 2010, respectively. This mortgage is repayable without penalty beginning November, 2011.

(2)	The unamortized premium was $6,000 as of December 31, 2010.

At June 30, 2011, mortgage notes payable had a weighted average interest rate of 5.8% and a weighted average maturity of 7.9 years with principal payments as follows (in thousands):

2011	$657
2012	1,174
2013	31,573
2014	371
2015	399
Thereafter	14,010

Total	$48,184

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
A limited partner (common units) that exercises its redemption right will receive cash from the Operating Partnership in an amount equal to the market value (as defined in the Operating Partnership Agreement) of the partnership interests redeemed. In lieu of the Operating Partnership redeeming the common units for cash, PSB, as general partner, has the right to elect to acquire the partnership interest directly from a limited partner exercising its redemption right, in exchange for cash in the amount specified above or by issuance of one share of PSB common stock for each unit of limited partnership interest redeemed.
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
At June 30, 2011, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. On a fully converted basis, assuming all 7,305,355 noncontrolling interests — common units were converted into shares of common stock of PSB at June 30, 2011, the noncontrolling interests — common units would convert into 22.8% of the common shares outstanding. Combined with PS’s common stock ownership, on a fully converted basis, PS has a combined ownership of 40.9% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the noncontrolling interest based upon the ownership interest, and an adjustment is made to the noncontrolling interest, with a corresponding adjustment to paid-in capital, to reflect the noncontrolling interests’ equity interest in the Company.

Preferred partnership units
Through the Operating Partnership, the Company had the following preferred units outstanding as of June 30, 2011 and December 31, 2010:

				June 30, 2011		December 31, 2010
		Earliest Potential	Dividend	Units	Amount	Units	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)	Outstanding	(in thousands)
Series N	December, 2005	December, 2010	7.125%	223,300	$5,583	223,300	$5,583
Series J	May & June, 2004	N/A	7.500%	—	—	1,710,000	42,750
Series Q	March, 2007	N/A	6.550%	—	—	203,400	5,085

Total				223,300	$5,583	2,136,700	$53,418

In February, 2011, the Company paid an aggregate of $39.1 million to repurchase 1,710,000 units of its 7.50% Series J Cumulative Redeemable Preferred Units and 203,400 units of its 6.55% Series Q Cumulative Redeemable Preferred Units for a weighted average purchase price of $20.43 per unit. The aggregate par value of the repurchased preferred units was $47.8 million, which generated a gain of $7.4 million, net of original issuance costs of $1.4 million, which was added to net income allocable to common shareholders and unit holders.
On May 12, 2010, the Company redeemed 800,000 units of its 7.950% Series G Cumulative Redeemable Preferred Units for $20.0 million. The Company reported the excess of the redemption amount over the carrying amount of $582,000, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the three and six months ended June 30, 2010.
The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of June 30, 2011, the Company had $149,000 of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.
8. Related party transactions
On February 9, 2011, the Company entered into an agreement with PS to borrow $121.0 million with a maturity date of August 9, 2011 at an interest rate of LIBOR plus 0.85%. Funds from this loan were used for the repurchase of the Company’s 7.50% Series J Cumulative Redeemable Preferred Units for $35.4 million and to repay the outstanding balance on the Company’s Credit Facility. The Company had $116.0 million outstanding on the note payable to PS at an interest rate of 1.1% at June 30, 2011. Interest expense under this note payable was $328,000 and $526,000 for the three and six months ended June 30, 2011, respectively.
Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and its affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $110,000 and $112,000 for the three months ended June 30, 2011 and 2010, respectively and $221,000 and $319,000 for the six months ended June 30, 2011 and 2010, respectively.
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
The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under these contracts were $169,000 and $163,000 for the three months ended June 30, 2011 and 2010, respectively and $347,000 and $336,000 for the six months ended June 30, 2011 and 2010, respectively.
PS also provides property management services for the mini storage component of two assets owned by the Company. These mini storage facilities, located in Palm Beach County, Florida, operate under the “Public Storage” name.
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
Either the Company or PS can cancel the property management contract upon 60 days notice. Management fee expenses under the contract were $13,000 and $12,000 for the three months ended June 30, 2011 and 2010, respectively and $26,000 and $23,000 for the six months ended June 30, 2011 and 2010, respectively.
At June 30, 2011, the Company had amounts due to PS of $84,000 for these contracts, as well as for certain operating expenses, compared to amounts due from PS of $530,000 at December 31, 2010.
9. Shareholders’ equity
Preferred stock
As of June 30, 2011 and December 31, 2010, the Company had the following series of preferred stock outstanding:

				June 30, 2011		December 31, 2010
		Earliest Potential	Dividend	Shares	Amount	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)	Outstanding	(in thousands)
Series H	January & October, 2004	January, 2009	7.000%	6,340,776	$158,520	6,340,776	$158,520
Series I	April, 2004	April, 2009	6.875%	2,745,050	68,626	2,745,050	68,626
Series M	May, 2005	May, 2010	7.200%	3,182,000	79,550	3,182,000	79,550
Series O	June & August, 2006	June, 2011	7.375%	3,384,000	84,600	3,384,000	84,600
Series P	January, 2007	January, 2012	6.700%	5,290,000	132,250	5,290,000	132,250
Series R	October, 2010	October, 2015	6.875%	3,000,000	75,000	3,000,000	75,000

Total				23,941,826	$598,546	23,941,826	$598,546

On June 7, 2010, the Company redeemed 2,165,000 depositary shares, each representing 1/1,000 of a share of the 7.950% Cumulative Preferred Stock, Series K, for $54.1 million. The Company reported the excess of the redemption amount over the carrying amount of $1.9 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the three and six months ended June 30, 2010.

The Company paid $10.4 million and $10.9 million in distributions to its preferred shareholders for the three months ended June 30, 2011 and 2010, respectively. The Company paid $20.9 million and $22.0 million in distributions to its preferred shareholders for the six months ended June 30, 2011 and 2010, respectively.
Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At June 30, 2011, there were no dividends in arrears.
Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. As of June 30, 2011, the Company had $19.7 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.
Common stock
The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Under existing board authorizations, the Company can repurchase an additional 2.2 million shares. No shares of common stock were repurchased under this program during the six months ended June 30, 2011 and 2010.
The Company paid $10.9 million ($0.44 per common share) and $10.8 million ($0.44 per common share) in distributions to its common shareholders for the three months ended June 30, 2011 and 2010, respectively and $21.7 million ($0.88 per common share) and $21.6 million ($0.88 per common share) for the six months ended June 30, 2011 and 2010, respectively.
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
The weighted average grant date fair value of options granted during the six months ended June 30, 2011 and 2010 was $5.38 per share and $6.08 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the six months ended June 30, 2011 and 2010, respectively: a dividend yield of 2.9% and 3.3%; expected volatility of 13.9% and 17.5%; expected life of five years; and risk-free interest rates of 1.7% and 2.4%.

The weighted average grant date fair value of restricted stock units granted during the six months ended June 30, 2010 was $52.35. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant. No restricted stock units were granted during the six months ended June 30, 2011.
At June 30, 2011, there were a combined total of 872,000 options and restricted stock units authorized to grant. Information with respect to outstanding options and nonvested restricted stock units granted under the 1997 Plan and 2003 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2010	577,816	$48.95
Granted	14,000	$60.66
Exercised	(24,600)	$42.67
Forfeited	—	$—

Outstanding at June 30, 2011	567,216	$49.51	6.18 Years	$3,884

Exercisable at June 30, 2011	303,216	$46.52	4.22 Years	$3,065

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2010	85,674	$53.60
Granted	—	$—
Vested	(24,230)	$56.20
Forfeited	(3,680)	$51.78

Nonvested at June 30, 2011	57,764	$52.63

Included in the Company’s consolidated statements of income for the three months ended June 30, 2011 and 2010, was $126,000 and $147,000, respectively, in net compensation expense related to stock options. Net compensation expense of $262,000 and $241,000 related to stock options was recognized during the six months ended June 30, 2011 and 2010, respectively. Net compensation expense of $202,000 and $334,000 related to restricted stock units was recognized during the three months ended June 30, 2011 and 2010, respectively. Net compensation expense of $488,000 and $813,000 related to restricted stock units was recognized during the six months ended June 30, 2011 and 2010, respectively.
As of June 30, 2011, there was $1.4 million of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 3.6 years. As of June 30, 2011, there was $2.1 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 3.2 years.
Cash received from 24,600 stock options exercised during the six months ended June 30, 2011 was $1.1 million. Cash received from 181,036 stock options exercised during the six months ended June 30, 2010 was $5.9 million. The aggregate intrinsic value of the stock options exercised during the six months ended June 30, 2011 and 2010 was $457,000 and $3.7 million, respectively.
During the six months ended June 30, 2011, 24,230 restricted stock units vested; in settlement of these units, 15,367 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the six months ended June 30, 2011 was $1.4 million. During the six months ended June 30, 2010, 31,797 restricted stock units vested; in settlement of these units, 20,015 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the six months ended June 30, 2010 was $1.7 million.

In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income was $36,000 and $39,000 in compensation expense for the three months ended June 30, 2011 and 2010, respectively and $72,000 and $81,000 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and 2010, there was $268,000 and $411,000, respectively, of unamortized compensation expense related to these shares. In January, 2011, the Company issued 5,000 shares to a director upon retirement with an aggregate fair value of $290,000. No shares were issued for the six months ended June 30, 2010.

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
Overview
As of June 30, 2011, the Company owned and operated 21.9 million rentable square feet of multi-tenant flex, industrial and office properties located in eight states.
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
During the first six months of 2011, the Company leased or re-leased 3.1 million square feet of space while experiencing a decrease in rental rates of 8.3%. Total net operating income for the six months ended June 30, 2011 increased $4.8 million, or 5.2%, compared to the six months ended June 30, 2010 (see reconciliation of net operating income to income from continuing operations on page 31). See further discussion of operating results below.

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
Effect of Economic Conditions on the Company’s Operations:
During the first six months of 2011, the impact of the recent recession and weak economic conditions continued to affect commercial real estate negatively as the Company experienced a decrease in new rental rates over expiring rental rates on executed leases. Although it is uncertain what impact economic conditions will have on the Company’s future ability to maintain existing occupancy levels and rental rates, management expects that the decrease in rental rates on lease transactions will result in a decrease in rental income for 2011 when compared to 2010. Current and future economic conditions may have a significant impact on the Company, potentially resulting in further reductions in occupancy and rental rates.

While the Company historically has experienced a low level of write-offs of uncollectable rents, there is inherent uncertainty in a tenant’s ability to continue paying rent and meet their full lease obligation. The table below summarizes the impact to the Company from tenants’ inability to pay rent or continue to meet their lease obligations (in thousands):

	For The Six Months
	Ended June 30,
	2011	2010
Write—offs of uncollectible rent	$539	$734
Write—offs as a percentage of rental income	0.4%	0.5%
Square footage of leases terminated prior to scheduled expiration due to business failures	224	305
Accelerated depreciation expense related to unamortized tenant improvements and lease commissions associated with early terminations	$486	$716
As of July 29, 2011, the Company had 7,000 square feet of leased space occupied by a tenant that is protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, tenants contact us, requesting early termination of their lease, a reduction in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.
Company Performance and Effect of Economic Conditions on Primary Markets:
The Company’s operations are substantially concentrated in 10 regions. The Company’s assessment of these regions as of June 30, 2011 is summarized below. During the six months ended June 30, 2011, initial rental rates on new and renewed leases within the Company’s overall portfolio decreased 8.3% over expiring rents, an improvement from a decline of 13.0% for the year ended December 31, 2010. The Company’s Same Park (defined below) vacancy rate at June 30, 2011 was 9.3%, up from 8.0% at June 30, 2010. The Company’s overall vacancy rate at June 30, 2011 was 11.0%, up from 8.5% at June 30, 2010. Each of the 10 regions in which the Company owns assets is subject to its own unique market influences. Below is a summary of the general market conditions as well as the Company’s operating statistics for each of the 10 regions in which the Company operates. The Company has compiled market information set forth below using third party reports for each respective market. The Company considers these sources to be reliable, but there can be no assurance that the information in these reports is accurate.
The Company owns 4.2 million square feet in the Northern Virginia submarket of Washington D.C. During the second quarter of 2011, the Company acquired a 140,000 square foot multi-tenant office building, known as the Warren Building, located in Tysons Corner, Virginia. The building is adjacent to the Company’s 735,000 square foot Westpark Business Campus which was acquired in 2010. During 2010, the Company acquired Tysons Corporate Center, a 270,000 square foot two-building multi-tenant office park, and Westpark Business Campus, a 735,000 square foot seven-building multi-tenant office park, each located in Tysons Corner, Virginia. The Company’s overall vacancy rate at June 30, 2011 was 16.7% compared to the average market vacancy rate of 13.3%. For the six months ended June 30, 2011, the market experienced negative net absorption of 0.3% as a result of slower government related activity due to uncertainty of government spending. Weighted average occupancy for the Company’s Same Park portfolio for this market decreased from 94.1% for the first six months of 2010 to 91.1% for the first six months of 2011. The decrease in the Same Park weighted average occupancy was primarily due to two large tenants with scheduled expirations in 2010. The Company’s overall weighted average occupancy for this market decreased from 94.1% for the first six months of 2010 to 83.0% for the first six months of 2011 as a result of the acquisitions which had a combined weighted average occupancy of 59.2% for the six months ended June 30, 2011. Annualized realized rent per square foot for the Company’s Same Park portfolio for this market decreased 3.7% from $20.75 per square foot for the first six months of 2010 to $19.98 per square foot for the first six months of 2011. The Company’s overall annualized realized rent per square foot increased 4.8% from $20.75 per square foot for the first six months of 2010 to $21.74 per square foot for the first six months of 2011.

The Company owns 4.0 million square feet in Southern California located in Los Angeles, Orange and San Diego Counties. For the first six months of 2011, fundamentals for Southern California continued to reflect signs of slow economic recovery. Los Angeles and Orange County experienced a decline in vacancy rates and had positive net absorption year over year. Market vacancy rates in Southern California range from 3.9% to 16.3%. The Company’s vacancy rate in its Southern California portfolio was 10.8% at June 30, 2011. For the six months ended June 30, 2011, the overall region experienced a weighted positive net absorption of 0.2%. Despite the positive net absorption in the overall region, the Company’s weighted average occupancy in this region decreased from 92.7% for the first six months of 2010 to 89.6% for the first six months of 2011. The decrease in the Company’s weighted average occupancy was primarily due to several large tenants vacating an aggregate of 86,000 square feet, of which 55,000 square feet were scheduled expirations. Annualized realized rent per square foot decreased 3.0% from $15.94 per square foot for the first six months of 2010 to $15.46 per square foot for the first six months of 2011.
The Company owns 3.7 million square feet in South Florida, which consists of the Miami International Commerce Center (“MICC”) business park located in the Airport West submarket of Miami-Dade County and two multi-tenant flex parks located in Palm Beach County. MICC is located less than one mile from the cargo entrance of the Miami International Airport, which is one of the most active cargo airports in the United States. For the first six months of 2011, the Miami and Palm Beach markets experienced a decline in vacancy rates. Market fundamentals are stabilizing in Miami as market vacancy is at its lowest since 2009 and positive net absorption was recorded for the fifth consecutive quarter. Market vacancy rates for Miami-Dade County and Palm Beach County are 7.8% and 13.7%, respectively, compared to the Company’s vacancy rate for Miami-Dade County and Palm Beach County of 1.9% and 13.7%, respectively, at June 30, 2011. For the six months ended June 30, 2011, the combined markets experienced a weighted positive net absorption of 1.1%. The Company’s weighted average occupancy in this region increased from 95.4% for the first six months of 2010 to 96.9% for the first six months of 2011. Annualized realized rent per square foot decreased 3.8% from $9.04 per square foot for the first six months of 2010 to $8.70 per square foot for the first six months of 2011. During 2010, the Company completed construction on a parcel of land within MICC, which added 75,000 square feet of rentable small tenant industrial space. As of June 30, 2011, the newly constructed building was 100.0% occupied.
The Company owns 2.4 million square feet in the Maryland submarket of Washington D.C. During 2010, the Company acquired Shady Grove Executive Center, a 350,000 square foot multi-tenant office park, and Parklawn Business Park, a 232,000 square foot multi-tenant office and flex park, each located in Rockville, Maryland. The Company’s overall vacancy rate in the region at June 30, 2011 was 12.5% compared to 15.0% for the market as a whole. For the six months ended June 30, 2011, the market experienced negative net absorption of 0.2% as a result of slower government related activity due to uncertainty of government spending. Weighted average occupancy for the Company’s Same Park portfolio for this market decreased from 92.9% for the first six months of 2010 to 88.7% for the first six months of 2011. The decrease in the Same Park weighted average occupancy was primarily due to several tenants aggregating 81,000 square feet vacating in 2010, of which 46,000 square feet were scheduled expirations. The Company’s overall weighted average occupancy decreased from 90.9% for the first six months of 2010 to 86.5% for the first six months of 2011 as a result of the acquisitions which had a combined weighted average occupancy of 79.7% for the six months ended June 30, 2011. Annualized realized rent per square foot for the Company’s Same Park portfolio for this market increased 2.4% from $23.94 per square foot for the first six months of 2010 to $24.51 per square foot for the first six months of 2011. The Company’s overall annualized realized rent per square foot increased 1.2% from $24.35 per square foot for the first six months of 2010 to $24.65 per square foot for the first six months of 2011.
The Company owns 1.8 million square feet in Northern California with concentrations in Sacramento, the East Bay (Hayward and San Ramon) and Silicon Valley (San Jose and Santa Clara). Market vacancy rates in these submarkets are 24.9%, 21.9% and 17.1%, respectively. The Company’s vacancy rate in its Northern California portfolio was 11.0% at June 30, 2011. During the first six months of 2011, the East Bay and Silicon Valley experienced a decline in vacancy rate and had positive net absorption year over year. For the six months ended June 30, 2011, the combined submarkets experienced positive net absorption of 0.2%. The Company’s weighted average occupancy in this region increased from 89.0% for the first six months of 2010 to 90.0% for the first six months of 2011. The increase in the weighted average occupancy was due to 32,000 square feet of vacant space being leased during the fourth quarter of 2010. However, annualized realized rent per square foot decreased 3.4% from $12.23 per square foot for the first six months of 2010 to $11.82 per square foot for the first six months of 2011.

The Company owns 1.7 million square feet in the Dallas Metroplex area of Northern Texas. The market vacancy rate in Las Colinas, where significant concentration of the Company’s Northern Texas portfolio is located, is 12.6%. The Company’s vacancy rate at June 30, 2011 in this market was 8.6%. Market fundamentals have moderately improved since the end of 2010. During the second quarter, the market experienced positive absorption of 194,000 square feet and a decline in vacancy rates as a result of increased demand from smaller tenants. For the six months ended June 30, 2011, the market experienced negative net absorption of 0.1%. The Company’s weighted average occupancy for the region decreased from 91.7% for the first six months of 2010 to 90.8% for the first six months of 2011. Annualized realized rent per square foot decreased 2.0% from $10.85 per square foot for the first six months of 2010 to $10.63 per square foot for the first six months of 2011.
The Company owns 1.6 million square feet of continuing operations in Southern Texas, specifically in the Austin and Houston markets. During 2010, the Company acquired a portfolio of assets in Austin aggregating 704,000 square feet of multi-tenant flex parks. Market vacancy rates are 20.5% in the Austin market and 15.8% in the Houston market. The Company’s vacancy rate for these combined markets at June 30, 2011 was 9.6%. For the first six months of 2011, fundamentals continue to reflect signs of stability for the combined markets as they experienced a weighted positive net absorption of 0.4% while rental rates remained flat. Weighted average occupancy for the Company’s Same Park portfolio for this market increased from 85.8% for the first six months of 2010 to 88.5% for the first six months of 2011. The increase in the weighted average occupancy was primarily due to 28,000 square feet of vacant space being leased during the second quarter of 2010. The Company’s overall weighted average occupancy for this market increased from 86.8% for the first six months of 2010 to 88.8% for the first six months of 2011. Annualized realized rent per square foot for the Company’s Same Park portfolio for this market increased 3.4% from $10.42 per square foot for the first six months of 2010 to $10.77 per square foot for the first six months of 2011. The Company’s overall annualized realized rent per square foot increased 9.6% from $10.56 per square foot for the first six months of 2010 to $11.57 per square foot for the first six months of 2011.
The Company owns 1.3 million square feet in the Beaverton submarket of Portland, Oregon. Market vacancy for this submarket is 22.8% compared to the Company’s vacancy rate of 19.5% at June 30, 2011. For the first six months of 2011, despite improvements in leasing activity and occupancy rates in this market, rental rates continued to soften. For the six months ended June 30, 2011, the market experienced positive net absorption of 1.8%. The Company’s weighted average occupancy increased from 82.9% for the first six months of 2010 to 83.9% for the first six months of 2011. However, annualized realized rent per square foot decreased 3.1% from $16.74 per square foot for the first six months of 2010 to $16.22 per square foot for the first six months of 2011.
The Company owns 679,000 square feet in the Phoenix and Tempe submarkets of Arizona. In 2009, market vacancy increased significantly due in part to companies contracting and reorganizing business operations in the market, but has steadily declined since the 2009 highs. Market rental rates were extremely competitive in 2010 and are expected to continue to be so throughout 2011. The combined submarket vacancy rate is 13.9% compared to the Company’s vacancy rate of 11.8% at June 30, 2011. For the six months ended June 30, 2011, the market experienced positive net absorption of 1.2%. The Company’s weighted average occupancy in the region increased from 84.3% for the first six months of 2010 to 88.6% for the first six months of 2011. However, annualized realized rent per square foot decreased 7.4% from $10.12 per square foot for the first six months of 2010 to $9.37 per square foot for the first six months of 2011 as rental rates decreased on new and renewed leases.
The Company owns 521,000 square feet in the state of Washington which mostly consists of Overlake Business Center, a 493,000 square foot multi-tenant office and flex park located in Redmond. Leasing activity showed signs of stabilization as evidenced by the positive net absorption and a drop in vacancy rates from the prior quarter. The market vacancy rate is 12.8% compared to the Company’s vacancy rate of 5.5% at June 30, 2011. For the six months ended June 30, 2011, the market experienced positive net absorption of 0.9%. The Company’s weighted average occupancy increased from 88.2% for the first six months of 2010 to 94.2% for the first six months of 2011. Annualized realized rent per square foot decreased 1.7% from $17.92 per square foot for the first six months of 2010 to $17.62 per square foot for the first six months of 2011 as rental rates decreased on new and renewed leases.

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
On June 1, 2011, the Company acquired a 140,000 square foot multi-tenant office building in Virginia, known as the Warren Building, for $27.1 million. In 2010, the Company acquired five real estate portfolios comprising 2.3 million square feet in Maryland, Texas and Virginia for an aggregate purchase price of $301.7 million. As of June 30, 2011, the blended occupancy rate of the six assets acquired was 74.8% compared to a blended occupancy rate of 70.7% at the time of acquisition. As of June 30, 2011, the Company had approximately 612,000 square feet of vacancy spread over these six acquisitions which provides the Company with considerable opportunity to generate additional rental income given that the Company’s other assets in these same submarkets have a blended occupancy of 90.0% at June 30, 2011. The table below reflects the assets acquired in 2011 and 2010 (in thousands):

				Square	Occupancy at
Property	Date Acquired	Location	Purchase Price	Feet	June 30, 2011
Warren Building	June, 2011	Tysons Corner, Virginia	$27,100	140	66.3%
Westpark Business Campus	December, 2010	Tysons Corner, Virginia	$140,000	735	62.4%
Tysons Corporate Center	July, 2010	Tysons Corner, Virginia	$35,400	270	51.5%
Parklawn Business Park	June, 2010	Rockville, Maryland	$23,430	232	81.8%
Austin Flex Portfolio	April, 2010	Austin, Texas	$42,900	704	92.0%
Shady Grove Executive Center	March, 2010	Rockville, Maryland	$60,000	350	83.4%
In addition to the 2010 property acquisitions, during 2010, the Company also completed construction on a parcel of land within MICC in Miami, Florida, which added 75,000 square feet of rentable small tenant industrial space. As of June 30, 2011, the newly constructed building was 100.0% occupied.
The Company is currently under contract to sell Westchase Corporate Park, a 177,000 square foot flex park consisting of 13 buildings in Houston, Texas, for $9.8 million. The Company anticipates closing on the sale in August, 2011 and has classified the asset as held for disposition. As of June 30, 2011, the net book value of the asset was $6.7 million.
During January, 2010, the Company completed the sale of a 131,000 square foot office building located in Houston, Texas, for a gross sales price of $10.0 million, resulting in a net gain of $5.2 million. The Company completed no dispositions during the six months ended June 30, 2011.
Scheduled Lease Expirations:
In addition to the 2.4 million square feet, or 11.0%, of space available in our total portfolio as of June 30, 2011, leases representing 9.7% of the leased square footage of our total portfolio are scheduled to expire during the remainder of 2011. Our ability to re-lease available space depends upon the market conditions in the specific submarkets in which our properties are located. As a result, we cannot predict with certainty the rate at which expiring leases will be re-leased.
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

Concentration of Portfolio by Region:
The table below reflects the Company’s square footage from continuing operations based on geographical concentration as of June 30, 2011 (in thousands):

	Square	Percent
Region	Footage	of Total
Virginia	4,165	19.1%
Southern California	3,988	18.3%
South Florida	3,671	16.9%
Maryland	2,352	10.8%
Northern California	1,818	8.4%
Northern Texas	1,689	7.8%
Southern Texas	1,557	7.2%
Oregon	1,314	6.0%
Arizona	679	3.1%
Washington	521	2.4%

Total Square Footage	21,754	100.0%

Concentration of Credit Risk by Industry:
The information below depicts the industry concentration of our tenant base as of June 30, 2011. The Company analyzes this concentration to minimize significant industry exposure risk.

Percent of
Annualized Rental
Industry	Income
Business Services	15.9%
Government	11.5%
Health Services	11.2%
Computer Hardware, Software and Related Services	10.9%
Warehouse, Distribution, Transportation and Logistics	7.5%
Insurance and Financial Services	6.8%
Retail, Food, and Automotive	5.8%
Engineering and Construction	5.6%
Communications	4.8%
Home Furnishings	3.5%
Aerospace/Defense Products and Services	3.2%
Electronics	2.8%
Educational Services	2.7%
Other	7.8%

Total	100.0%

The information below depicts the Company’s top 10 customers by annualized rental income as of June 30, 2011 (in thousands):

			Percent of
		Annualized	Annualized
Tenants	Square Footage	Rental Income (1)	Rental Income
U.S. Government	799	$20,365	6.9%
Lockheed Martin Corporation	176	4,785	1.6%
Kaiser Permanente	205	4,349	1.5%
Wells Fargo Bank	126	2,248	0.8%
Luminex Corporation	149	2,067	0.7%
ATS Corporation	58	1,793	0.6%
AARP	102	1,752	0.6%
Welch Allyn Protocol, Inc.	103	1,666	0.6%
Verizon	80	1,588	0.5%
Investorplace Media, LLC	46	1,514	0.5%

Total	1,844	$42,127	14.3%

(1)	For leases expiring prior to December 31, 2011, annualized rental income represents income to be received under existing leases from June 30, 2011 through the date of expiration.
Comparative Analysis of the Three and Six Months Ended June 30, 2011 to the Three and Six Months Ended June 30, 2010
Results of Operations: In order to evaluate the performance of the Company’s overall portfolio over comparable periods, management analyzes the operating performance of a consistent group of properties owned and operated throughout both periods (herein referred to as “Same Park”). Operating properties that the Company acquired subsequent to January 1, 2010 are referred to as “Non-Same Park.” For the three and six months ended June 30, 2011 and 2010, the Same Park facilities constitute 19.2 million rentable square feet, which includes all assets in continuing operations that the Company owned from January 1, 2010 through June 30, 2011, representing 88.5% of the total square footage of the Company’s portfolio as of June 30, 2011.
Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income (defined as “NOI” for purposes of the following tables), are summarized for the three and six months ended June 30, 2011. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them, as well as the investor, the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from NOI as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. As part of the tables below, we have reconciled total NOI to income from continuing operations, which we consider the most directly comparable financial measure calculated in accordance with GAAP.

The following table presents the operating results of the Company’s properties for the three and six months ended June 30, 2011 and 2010 in addition to other income and expense items affecting income from continuing operations. The Company reports Same Park operations to provide information regarding trends for properties the Company has held for the periods being compared (in thousands, except per square foot data):

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Rental income:
Same Park (19.2 million rentable square feet) (1)	$63,328	$66,028	(4.1%)	$127,472	$132,332	(3.7%)
Non-Same Park (2.5 million rentable square feet) (2)	9,725	3,404	185.7%	19,093	3,748	409.4%

Total rental income	73,053	69,432	5.2%	146,565	136,080	7.7%

Cost of operations:
Same Park	20,554	20,309	1.2%	42,486	42,943	(1.1%)
Non-Same Park	3,659	1,167	213.5%	7,435	1,274	483.6%

Total cost of operations	24,213	21,476	12.7%	49,921	44,217	12.9%

Net operating income (3):
Same Park	42,774	45,719	(6.4%)	84,986	89,389	(4.9%)
Non-Same Park	6,066	2,237	171.2%	11,658	2,474	371.2%

Total net operating income	48,840	47,956	1.8%	96,644	91,863	5.2%

Other income and expenses:
Facility management fees	169	163	3.7%	347	336	3.3%
Interest and other income	43	91	(52.7%)	137	200	(31.5%)
Interest expense	(1,145)	(856)	33.8%	(2,360)	(1,711)	37.9%
Depreciation and amortization	(21,023)	(18,560)	13.3%	(41,777)	(36,638)	14.0%
General and administrative	(1,748)	(2,400)	(27.2%)	(3,318)	(5,149)	(35.6%)

Income from continuing operations	$25,136	$26,394	(4.8%)	$49,673	$48,901	1.6%

Same Park gross margin (4)	67.5%	69.2%	(2.5%)	66.7%	67.5%	(1.2%)
Same Park weighted average for the period:
Occupancy	90.8%	91.8%	(1.1%)	90.9%	91.6%	(0.8%)
Annualized realized rent per square foot (5)	$14.49	$14.95	(3.1%)	$14.57	$15.01	(2.9%)

(1)	See above for a definition of Same Park.

(2)	See above for a definition of Non-Same Park.

(3)
Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Results of Operations” above for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP.

(4)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income.

(5)	Same Park realized rent per square foot represents the annualized Same Park rental income earned per occupied square foot.
Supplemental Property Data and Trends: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables) from continuing operations is summarized for the three and six months ended June 30, 2011 and 2010 by major geographic region below. See “Results of Operations” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following tables summarize the Same Park operating results by major geographic region for the three and six months ended June 30, 2011 and 2010. In addition, the tables reflect the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2010, and the impact of such is included in Non-Same Park facilities in the tables below. As part of the tables below, we have reconciled total NOI to income from continuing operations (in thousands):
Three Months Ended June 30, 2011 and 2010:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	June 30,	June 30,	Increase	June 30,	June 30,	Increase	June 30,	June 30,	Increase
Region	2011	2010	(Decrease)	2011	2010	(Decrease)	2011	2010	(Decrease)
Same Park
Virginia	$13,596	$14,426	(5.8%)	$3,895	$3,543	9.9%	$9,701	$10,883	(10.9%)
Southern California	13,800	14,954	(7.7%)	4,173	4,296	(2.9%)	9,627	10,658	(9.7%)
South Florida	7,619	7,613	0.1%	2,477	2,584	(4.1%)	5,142	5,029	2.2%
Maryland	9,609	9,911	(3.0%)	2,976	2,863	3.9%	6,633	7,048	(5.9%)
Northern California	4,701	4,902	(4.1%)	1,749	1,662	5.2%	2,952	3,240	(8.9%)
Northern Texas	4,084	4,181	(2.3%)	1,449	1,491	(2.8%)	2,635	2,690	(2.0%)
Southern Texas	2,012	1,904	5.7%	743	944	(21.3%)	1,269	960	32.2%
Oregon	4,449	4,727	(5.9%)	1,759	1,607	9.5%	2,690	3,120	(13.8%)
Arizona	1,384	1,393	(0.6%)	674	672	0.3%	710	721	(1.5%)
Washington	2,074	2,017	2.8%	659	647	1.9%	1,415	1,370	3.3%

Total Same Park	63,328	66,028	(4.1%)	20,554	20,309	1.2%	42,774	45,719	(6.4%)
Non-Same Park
Virginia	4,584	—	100.0%	1,949	—	100.0%	2,635	—	100.0%
South Florida	155	—	100.0%	69	—	100.0%	86	—	100.0%
Maryland	2,991	2,045	46.3%	933	717	30.1%	2,058	1,328	55.0%
Southern Texas	1,995	1,359	46.8%	708	450	57.3%	1,287	909	41.6%

Total Non-Same Park	9,725	3,404	185.7%	3,659	1,167	213.5%	6,066	2,237	171.2%

Total NOI	$73,053	$69,432	5.2%	$24,213	$21,476	12.7%	$48,840	$47,956	1.8%

Reconciliation of NOI to income from continuing operations

Total NOI							$48,840	$47,956	1.8%
Other income and expenses:
Facilities management fees							169	163	3.7%
Interest and other income							43	91	(52.7%)
Interest expense							(1,145)	(856)	33.8%
Depreciation and amortization							(21,023)	(18,560)	13.3%
General and administrative							(1,748)	(2,400)	(27.2%)

Income from continuing operations							$25,136	$26,394	(4.8%)

Six Months Ended June 30, 2011 and 2010:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	June 30,	June 30,	Increase	June 30,	June 30,	Increase	June 30,	June 30,	Increase
Region	2011	2010	(Decrease)	2011	2010	(Decrease)	2011	2010	(Decrease)
Same Park
Virginia	$27,477	$29,477	(6.8%)	$8,489	$8,559	(0.8%)	$18,988	$20,918	(9.2%)
Southern California	27,602	29,443	(6.3%)	8,610	8,659	(0.6%)	18,992	20,784	(8.6%)
South Florida	15,202	15,511	(2.0%)	5,152	5,237	(1.6%)	10,050	10,274	(2.2%)
Maryland	19,223	19,660	(2.2%)	6,362	6,485	(1.9%)	12,861	13,175	(2.4%)
Northern California	9,668	9,892	(2.3%)	3,435	3,382	1.6%	6,233	6,510	(4.3%)
Northern Texas	8,153	8,406	(3.0%)	2,879	2,950	(2.4%)	5,274	5,456	(3.3%)
Southern Texas	4,069	3,815	6.7%	1,462	1,731	(15.5%)	2,607	2,084	25.1%
Oregon	8,936	9,114	(2.0%)	3,409	3,359	1.5%	5,527	5,755	(4.0%)
Arizona	2,819	2,897	(2.7%)	1,337	1,303	2.6%	1,482	1,594	(7.0%)
Washington	4,323	4,117	5.0%	1,351	1,278	5.7%	2,972	2,839	4.7%

Total Same Park	127,472	132,332	(3.7%)	42,486	42,943	(1.1%)	84,986	89,389	(4.9%)
Non-Same Park
Virginia	9,039	—	100.0%	3,754	—	100.0%	5,285	—	100.0%
South Florida	286	—	100.0%	140	—	100.0%	146	—	100.0%
Maryland	5,836	2,389	144.3%	2,130	824	158.5%	3,706	1,565	136.8%
Southern Texas	3,932	1,359	189.3%	1,411	450	213.6%	2,521	909	177.3%

Total Non-Same Park	19,093	3,748	409.4%	7,435	1,274	483.6%	11,658	2,474	371.2%

Total NOI	$146,565	$136,080	7.7%	$49,921	$44,217	12.9%	$96,644	$91,863	5.2%

Reconciliation of NOI to income from continuing operations

Total NOI							$96,644	$91,863	5.2%
Other income and expenses:
Facilities management fees							347	336	3.3%
Interest and other income							137	200	(31.5%)
Interest expense							(2,360)	(1,711)	37.9%
Depreciation and amortization							(41,777)	(36,638)	14.0%
General and administrative							(3,318)	(5,149)	(35.6%)

Income from continuing operations							$49,673	$48,901	1.6%

Rental Income: Rental income increased $3.6 million from $69.4 million to $73.1 million for the three months ended June 30, 2011 over the same period in 2010 as a result of an increase in rental income from the Non-Same Park facilities of $6.3 million partially offset by a decrease in rental income from the Company’s Same Park portfolio of $2.7 million. Rental income increased $10.5 million from $136.1 million to $146.6 million for the six months ended June 30, 2011 over the same period in 2010 as a result of an increase in rental income from the Non-Same Park facilities of $15.3 million partially offset by a decrease in rental income from the Company’s Same Park portfolio of $4.9 million. The three and six month decreases in Same Park rental income were due to reductions in rental and occupancy rates.
Facility Management Fees: Facility management fees account for a small portion of the Company’s net income. During the three months ended June 30, 2011, $169,000 of revenue was recognized from facility management fees compared to $163,000 for the same period in 2010. During the six months ended June 30, 2011, $347,000 in revenue was recognized from facility management fees compared to $336,000 for the same period in 2010.
Cost of Operations: Cost of operations increased $2.7 million from $21.5 million to $24.2 million for the three months ended June 30, 2011 over the same period in 2010 as a result of an increase in cost of operations from Non-Same Park facilities of $2.5 million combined with a $245,000 increase in Same Park costs of operations. The three month increase in Same Park cost of operations was primarily due to an increase in repairs and maintenance costs of $303,000. Cost of operations increased $5.7 million from $44.2 million to $49.9 million for the six months ended June 30, 2011 over the same period in 2010 as a result of an increase in cost of operations from Non-Same Park facilities of $6.2 million partially offset by a $457,000 decrease in Same Park costs of operations. The six month decrease in Same Park cost of operations was primarily due to reductions in property tax expense of $473,000, payroll costs of $178,000 and insurance expense of $170,000.
Depreciation and Amortization Expense: Depreciation and amortization expense for the three months ended June 30, 2011 was $21.0 million compared to $18.6 million for the same period in 2010. Depreciation and amortization expense for the six months ended June 30, 2011 was $41.8 million compared to $36.6 million for the same period in 2010. The increase for the comparative three and six months was primarily due to depreciation from 2010 property acquisitions.

General and Administrative Expenses: For the three and six months ended June 30, 2011, general and administrative expenses have decreased $652,000, or 27.2%, and $1.8 million, or 35.6%, respectively, over the same periods in 2010 as a result of a decrease in acquisition transactions costs due to a lower volume of acquisitions. Excluding the acquisition transaction costs, general and administrative expenses decreased 5.2% and 4.5% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The decreases were primarily due to a reduction in stock compensation related to the lower amortization of long-term incentive plan costs. Additionally, general and administrative expenses for the six months ended June 30, 2011 were further reduced due to a decrease in professional fees related to legal fees paid during the first quarter of 2010.
Interest and Other Income: Interest and other income reflect earnings on cash balances in addition to miscellaneous income items. Interest income was $4,000 for the three months ended June 30, 2011 compared to $61,000 for the same period in 2010. Interest income was $9,000 and $144,000 for the six months ended June 30, 2011 and 2010, respectively. The decrease for the three and six months ended June 30, 2011 compared to the same periods in 2010 was primarily attributable to lower average cash balances in 2011. Average cash balances and effective interest rates for the six months ended June 30, 2011 were $14.5 million and 0.1%, respectively, compared to $172.0 million and 0.2%, respectively, for the same period in 2010.
Interest Expense: Interest expense was $1.1 million for the three months ended June 30, 2011 compared to $856,000 for the same period in 2010. Interest expense was $2.4 million and $1.7 million for the six months ended June 30, 2011 and 2010, respectively. The three and six month increases were primarily attributable to an increase in interest expense related to borrowings on the Credit Facility and note payable to affiliate.
Gain on Sale of Real Estate Facility: Included in total discontinued operations is the gain on the sale of a 131,000 square foot office building located in Houston, Texas, for a gross sales price of $10.0 million, resulting in a net gain of $5.2 million during January, 2010.
Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $3.5 million of allocated income ($100,000 allocated to preferred unit holders and $3.4 million allocated to common unit holders) for the three months ended June 30, 2011 compared to $4.5 million of allocated income ($1.8 million allocated to preferred unit holders and $2.7 million of income allocated to common unit holders) for the same period in 2010. The decrease in net income allocable to non-controlling interests for the three months ended June 30, 2011 was primarily due to non-cash distributions associated with the preferred equity redemptions in 2010 and a decrease in cash distributions as a result of the preferred equity transactions. Net income allocable to noncontrolling interests was $1.1 million ($7.2 million of loss allocated to preferred unit holders and $8.3 million of income allocated to common unit holders) for the six months ended June 30, 2011 compared to $9.4 million of allocated income ($3.1 million allocated to preferred unit holders and $6.3 million allocated to common unit holders) for the same period in 2010. Included in net income allocable to noncontrolling interests for the six months ended June 30, 2011 was a $7.4 million loss allocated to preferred unit holders due to the net gain on the repurchases of preferred units partially offset with $1.7 million of income allocated to common unit holders due to the net gain on the repurchases of preferred units.
Liquidity and Capital Resources
Cash and cash equivalents decreased $2.1 million from $5.1 million at December 31, 2010 to $2.9 million at June 30, 2011. The decrease was the result of repurchasing $39.1 million of preferred equity below par combined with a property acquisition located in Virginia partially offset by short term borrowings and cash from operations.
Net cash provided by operating activities for the six months ended June 30, 2011 and 2010 was $92.1 million and $88.9 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders.

Net cash used in investing activities was $44.2 million and $132.1 million for the six months ended June 30, 2011 and 2010, respectively. The change was primarily due to lower volume of acquisitions during 2011. The Company paid $26.6 million for an acquisition in Virginia in 2011 compared $123.6 million for acquisitions in Maryland and Texas in 2010. Additionally, the Company received proceeds from the sale of real estate of $9.2 million during the first six months of 2010.
Net cash used in financing activities was $50.0 million and $121.3 million for the six months ended June 30, 2011 and 2010, respectively. The $71.3 million decrease in cash used was primarily due to net short term borrowings of $40.5 million and a decrease in cash paid for repurchases/redemptions of preferred equity of $35.0 million.
The Company’s preferred equity outstanding decreased to 23.7% of its market capitalization as of June 30, 2011 due to the repurchases of preferred units combined with outstanding short term borrowings. The Company’s capital structure is characterized by a low level of leverage. As of June 30, 2011, the Company had four fixed-rate mortgages totaling $48.2 million, an outstanding balance on the Credit Facility of $17.5 million and a note payable to affiliate of $116.0 million, which combined, represented 7.1% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding mortgages and (3) the total number of common shares and common units outstanding at June 30, 2011 multiplied by the closing price of the stock on that date. The weighted average interest rate for the mortgages is 5.8% per annum and the interest rates on the note payable to affiliate and the Credit Facility was 1.1% and 2.1%, respectively. The Company had 5.5% of its properties, in terms of net book value, encumbered at June 30, 2011.
On February 9, 2011, the Company entered into an agreement with PS to borrow $121.0 million with a maturity date of August 9, 2011 at an interest rate of LIBOR plus 0.85%. Funds from this loan were used for the repurchase of the Company’s 7.50% Series J Cumulative Redeemable Preferred Units for $35.4 million and to repay the outstanding balance on the Company’s Credit Facility. The Company had $116.0 million outstanding on the note payable to PS at an interest rate of 1.1% at June 30, 2011. Interest expense under this note payable was $328,000 and $526,000 for the three and six months ended June 30, 2011, respectively.
On August 3, 2011, the Company modified the terms of its line of credit (the “Credit Facility”) with Wells Fargo Bank. The modification of the Credit Facility increased the borrowing limit to $250.0 million and extended the expiration to August 1, 2015. The modified rate of interest charged on borrowings is equal to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.00% to LIBOR plus 1.85% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 1.10%. In addition, the Company is required to pay an annual facility fee ranging from 0.15% to 0.45% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). The Company intends to use the Credit Facility to fund the repayment of the $116.0 million note payable to affiliate, which matures August 9, 2011.
Prior to the modification, the Company’s rate under the Credit Facility was LIBOR plus 1.80%. In addition, the Company was required to pay an annual facility fee of 0.20%. In June, 2011, the Company borrowed on its Credit Facility to fund the acquisition located in Tysons Corner, Virginia. The Company had $17.5 million outstanding on the Credit Facility at an interest rate of 2.05% at June 30, 2011. Subsequent to June 30, 2011, the Company repaid $7.5 million on the Credit Facility reducing the outstanding balance to $10.0 million. The Company had $93.0 million outstanding on the Credit Facility at an interest rate of 2.11% at December 31, 2010. The Credit Facility requires the Company to meet certain covenants, with which the Company was in compliance at June 30, 2011. Interest on outstanding borrowings is payable monthly.
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
FFO for the Company is computed as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income allocable to common shareholders	$11,374	$9,229	$27,937	$20,974
Gain on sale of real estate facility	—	—	—	(5,153)
Depreciation and amortization (1)	21,058	18,666	41,917	36,856
Net income allocable to noncontrolling interests — common units	3,362	2,749	8,262	6,261
Net income allocable to restricted stock unit holders	22	37	72	84

Consolidated FFO allocable to common and dilutive shares	35,816	30,681	78,188	59,022
FFO allocated to noncontrolling interests — common units	(8,156)	(7,021)	(17,809)	(13,526)
FFO allocated to restricted stock unit holders	(65)	(90)	(163)	(189)

FFO allocated to common shares	$27,595	$23,570	$60,216	$45,307

(1)	Includes depreciation from discontinued operations.
FFO allocable to common and dilutive shares increased $5.1 million and $19.2 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The three and six month increases were primarily as a result of the impact from the redemptions and repurchases of preferred equity and the increase in net operating income.

Capital Expenditures: During the six months ended June 30, 2011, the Company expended $16.3 million in recurring capital expenditures, or $0.75 per weighted average square foot owned. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the six months ended June 30, 2010, the Company expended $11.4 million in recurring capital expenditures, or $0.57 per weighted average square foot owned. The following table depicts actual capital expenditures (in thousands):

	For the Six Months
	Ended June 30,
	2011	2010
Recurring capital expenditures	$16,347	$11,420
Property renovations and other capital expenditures	1,214	6,289

Total capital expenditures	$17,561	$17,709

For the six months ended June 30, 2011, recurring capital expenditures increased $4.9 million, or 43.1%, over the same period in 2010 primarily due to recurring capital expenditures on 2010 acquisitions of $3.9 million.
Property renovations and other capital expenditures decreased $5.1 million from $6.3 million to $1.2 million for the six months ended June 30, 2011 compared to the same period in 2010 as a result of the 2010 development at Miami International Commerce Center in Miami, Florida, combined with other property renovations.
Repurchase of Common Stock: The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Under existing board authorizations, the Company can repurchase an additional 2.2 million shares. No shares of common stock were repurchased under this program during the six months ended June 30, 2011 and 2010.
Repurchase of Preferred Equity: In February, 2011, the Company paid an aggregate of $39.1 million to repurchase 1,710,000 units of its 7.50% Series J Cumulative Redeemable Preferred Units and 203,400 units of its 6.55% Series Q Cumulative Redeemable Preferred Units for a weighted average purchase price of $20.43 per unit. The aggregate par value of the repurchased preferred units was $47.8 million, which generated a gain of $7.4 million, net of original issuance costs of $1.4 million, which was added to net income allocable to common shareholders and unit holders.
Redemption of Preferred Equity: On May 12, 2010, the Company completed the redemption of its 7.950% Series G Cumulative Redeemable Preferred Units at its aggregate par value of $20.0 million, and on June 7, 2010, the Company completed the redemption of its 7.950% Cumulative Preferred Stock, Series K at its aggregate par value of $54.1 million, in each case, together with accrued dividends. In connection with these redemptions, the Company reported non-cash distributions of $2.4 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the three and six months ended June 30, 2010.
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
Related Party Transactions: On February 9, 2011, the Company entered into an agreement with PS to borrow $121.0 million with a maturity date of August 9, 2011 at an interest rate of LIBOR plus 0.85%. Funds from this loan were used for the repurchase of the Company’s 7.50% Series J Cumulative Redeemable Preferred Units for $35.4 million and to repay the outstanding balance on the Company’s Credit Facility. The Company had $116.0 million outstanding on the note payable to PS at a weighted average interest rate of 1.1% at June 30, 2011. Interest expense under this note payable was $328,000 and $526,000 for the three and six months ended June 30, 2011, respectively.

At June 30, 2011, PS owned 23.5% of the outstanding shares of the Company’s common stock and 22.8% of the outstanding common units of the Operating Partnership (100% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 40.9% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chief Executive Officer, President and Vice Chairman of the Board of PS.
Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS and affiliated entities for certain administrative services, which are allocated among PS and its affiliates in accordance with a methodology intended to fairly allocate those costs. These costs totaled $110,000 and $112,000 for the three months ended June 30, 2011 and 2010, respectively and $221,000 and $319,000 for the six months ended June 30, 2011 and 2010, respectively. In addition, the Company provides property management services for properties owned by PS and its affiliates for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contracts with affiliated parties totaled $169,000 and $163,000 for the three months ended June 30, 2011 and 2010, respectively and $347,000 and $336,000 for the six months ended June 30, 2011 and 2010, respectively. PS also provides property management services for the mini storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contracts with PS totaled $13,000 and $12,000 for the three months ended June 30, 2011 and 2010, respectively and $26,000 and $23,000 for the six months ended June 30, 2011 and 2010, respectively.
The PS Business Parks name and logo is owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six-months written notice.
Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.
Contractual Obligations: The Company is scheduled to pay cash dividends of $42.2 million per year on its preferred equity outstanding as of June 30, 2011. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. At June 30, 2011, the Company’s debt as a percentage of equity was 13.1%.
The Company’s market risk sensitive instruments at June 30, 2011 include mortgage notes payable of $48.2 million, note payable to affiliate of $116.0 million and the Company’s Credit Facility of $17.5 million. All of the Company’s mortgage notes payable bear interest at fixed rates. See Notes 5, 6 and 8 to the consolidated financial statements for terms, valuations and approximate principal maturities of the mortgage notes payable, line of credit and note payable to affiliate as of June 30, 2011. Based on borrowing rates currently available to the Company, combined with the amount of fixed-rate debt financing, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 4.	CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”))) as of June 30, 2011. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2011, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
During the three months ended June 30, 2011, there were no shares of the Company’s common stock repurchased. As of June 30, 2011, 2,206,221 shares remain available for repurchase under the program.
See Note 9 to the consolidated financial statements for additional information on repurchases of equity securities.

ITEM 6.	EXHIBITS

Exhibits

Exhibit 10.1	Sixth Modification Agreement dated as of August 3, 2011 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed herewith.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 101.INS	XBRL Instance Document. Furnished herewith.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema. Furnished herewith.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Furnished herewith.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase. Furnished herewith.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase. Furnished herewith.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2011 PS BUSINESS PARKS, INC.
BY:	/s/ Edward A. Stokx
Edward A. Stokx
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10.1	Sixth Modification Agreement dated as of August 3, 2011 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed herewith.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 101.INS	XBRL Instance Document. Furnished herewith.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema. Furnished herewith.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Furnished herewith.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase. Furnished herewith.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase. Furnished herewith.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Furnished herewith.