Form 10-K
period 2011-12-31
PS BUSINESS PARKS INC/CA
filed 2012-02-27
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2011.

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

818-244-8080

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 7.000% Cumulative Preferred Stock, Series H, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.875% Cumulative Preferred Stock, Series I, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.700% Cumulative Preferred Stock, Series P, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.875% Cumulative Preferred Stock, Series R, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative Preferred Stock, Series S, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,026,372,826 based on the closing price as reported on that date.

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 20, 2012 (the latest practicable date): 24,129,684.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

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

The Company

PS Business Parks, Inc. (“PSB”) is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates acquires, and develops commercial properties, primarily multi-tenant flex, office and industrial space. PS Business Parks, L.P. (the “Operating Partnership”) is a California limited partnership, which owns directly or indirectly substantially all of our assets and through which we conduct substantially all of our business. PSB is the sole general partner of the Operating Partnership and, as of December 31, 2011, owned 76.8% of the common partnership units. The remaining common partnership units are owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references to “the Company,” “we,” “us,” “our,” and similar references mean PS Business Parks, Inc. and its subsidiaries, including the Operating Partnership.

As of December 31, 2011, the Company owned and operated 27.2 million rentable square feet of commercial space, comprising 102 business parks, located in eight states: Arizona, California, Florida, Maryland, Oregon, Texas, Virginia and Washington. The Company focuses on owning concentrated business parks as these parks provide the Company with the greatest flexibility to meet its customer needs. The Company also manages 1.3 million rentable square feet on behalf of PS.

History of the Company: The Company was formed in 1990 as a California corporation under the name Public Storage Properties XI, Inc. In a March 17, 1998 merger with American Office Park Properties, Inc. (“AOPP”) (the “Merger”), the Company acquired the commercial property business previously operated by AOPP and was renamed “PS Business Parks, Inc.” Prior to the Merger in January, 1997, AOPP was reorganized to succeed to the commercial property business of PS, becoming a fully integrated, self-advised and self-managed REIT.

In 2011 and 2010, the Company acquired 7.9 million square feet for an aggregate purchase price of $855.2 million. The table below reflects the assets acquired during the years ended December 31, 2011 and 2010 (in thousands):

Property	Date Acquired	Location	Purchase Price	Square Feet	Occupancy at December 31, 2011
Northern California Portfolio	December, 2011	East Bay, California	$520,000	5,334	82.4%
Royal Tech	October, 2011	Las Colinas, Texas	2,835	80	0.0	% (1)
MICC — Center 22	August, 2011	Miami, Florida	3,525	46	33.3%
Warren Building	June, 2011	Tysons Corner, Virginia	27,100	140	69.5%

Total 2011 Acquisitons			$553,460	5,600	80.5%

Westpark Business Campus	December, 2010	Tysons Corner, Virginia	$140,000	735	65.0%
Tysons Corporate Center	July, 2010	Tysons Corner, Virginia	35,400	270	65.9%
Parklawn Business Park	June, 2010	Rockville, Maryland	23,430	232	83.0%
Austin Flex Portfolio	April, 2010	Austin, Texas	42,900	704	92.0%
Shady Grove Executive Center	March, 2010	Rockville, Maryland	60,000	350	88.0%

Total 2010 Acquisitons			301,730	2,291	79.1%

Total			$855,190	7,891	80.1%

(1)	As of January 1, 2012, the building was 100.0% leased to a single user.

In August, 2011, the Company completed the sale of Westchase Corporate Park, a 177,000 square foot flex park consisting of 13 buildings in Houston, Texas, for a gross sales price of $9.8 million, resulting in a net gain of $2.7 million.

In addition to the 2010 acquisitions, during 2010, the Company completed construction of a new building within its Miami International Commerce Center (“MICC”) in Miami, Florida, which added 75,000 square feet of rentable small tenant industrial space. In January, 2010, the Company completed the sale of a 131,000 square foot office building located in Houston, Texas. The gross sales price was $10.0 million, resulting in a net gain of $5.2 million.

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

From 1998 through 2006, the Company acquired 14.9 million square feet of commercial space, developed an additional 500,000 square feet and sold 1.9 million square feet along with some parcels of land.

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

Business of the Company: The Company is in the commercial property business, with 102 business parks consisting of multi-tenant flex, industrial and office space. The Company owns 14.7 million square feet of flex space. The Company defines “flex” space as buildings that are configured with a combination of warehouse and office space and can be designed to fit a wide variety of uses. The warehouse component of the flex space has a number of uses including light manufacturing and assembly, storage and warehousing, showroom, laboratory, distribution and research and development activities. The office component of flex space is complementary to the warehouse component by enabling businesses to accommodate management and production staff in the same facility. The Company owns 7.5 million square feet of industrial space that has characteristics similar to the warehouse component of the flex space as well as ample dock space. In addition, the Company owns 5.0 million square feet of low-rise office space, generally either in business parks that combine office and flex space or in submarkets where the economics of the market demand an office build-out.

The Company’s commercial properties typically consist of business parks with low-rise buildings, ranging from one to 48 buildings per park, located on parcels of various sizes and comprising from approximately 12,000 to 3.3 million aggregate square feet of rentable space. Facilities are managed through either on-site management or offices central to the facilities. Parking is generally open but in some instances is covered. The ratio of parking spaces to rentable square feet ranges from two to six per thousand square feet depending upon the use of the property and its location. Office space generally requires a greater parking ratio than most industrial uses. The Company may acquire properties that do not have these characteristics.

The tenant base for the Company’s facilities is diverse. The portfolio can be bifurcated into those facilities that service small to medium-sized businesses and those that service larger businesses. Approximately 34.9% of in-place rents from the portfolio are derived from facilities that serve small to medium-sized businesses. A property in this facility type is typically divided into units ranging in size from 500 to 4,999 square feet and leases generally range from one to three years. The remaining 65.1% of in-place rents from the portfolio are derived from facilities that serve larger businesses, with units greater than or equal to 5,000 square feet. The Company also has several tenants that lease space in multiple buildings and locations. The U.S. Government is the largest tenant with multiple leases encompassing approximately 829,000 square feet or 6.5% of the Company’s annualized rental income.

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

The Company owns land which may be used for the development of commercial properties. The Company owns approximately 6.4 acres of land in Northern Virginia, 11.5 acres in Portland, Oregon and 10.0 acres in Dallas, Texas as of December 31, 2011.

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

The Company is the sole general partner of the Operating Partnership. As of December 31, 2011, the Company owned 76.8% of the common partnership units of the Operating Partnership, and the remainder of such common partnership units were owned by PS. The common units owned by PS may be redeemed by PS from time to time, subject to the provisions of our charter, for cash or, at our option, shares of our common stock on a one-for-one basis. Also as of December 31, 2011, in connection with the Company’s issuance of publicly traded Cumulative Preferred Stock, the Company owned 23.9 million preferred units of the Operating Partnership of various series with an aggregate redemption value of $598.5 million with terms substantially identical to the terms of the publicly traded depositary shares each representing 1/1,000 of a share of 6.700% to 7.375% Cumulative Preferred Stock of the Company. In addition, as of December 31, 2011, the Operating Partnership had outstanding 223,300 units of its 7.125% Series N preferred partnership units that are owned by third parties with an aggregate redemption value of $5.6 million. The Operating Partnership has the right to redeem each series of preferred units held by these third parties on or after the fifth anniversary of the issuance date of the series at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. Each series of preferred units is exchangeable for shares of a corresponding series of the Company’s Cumulative Redeemable Preferred Stock on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the applicable series of preferred units.

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

Cost Allocation and Administrative Services

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services. These services include investor relations, legal, corporate tax and information systems. Under this agreement, costs are allocated to the Company in accordance with its proportionate share of these costs. These allocated costs totaled $442,000, $543,000 and $372,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Common Officers and Directors with PS

Ronald L. Havner, Jr., Chairman of the Company, is also the Chairman of the Board, Chief Executive Officer and President of PS. Gary E. Pruitt, an independent director of the Company is also a trustee of PS. The Company engages additional executive personnel who render services exclusively for the Company. However, it is expected that certain officers of PS will continue to render services for the Company as requested pursuant to the cost sharing and administrative services agreement.

Property Management

The Company manages commercial properties owned by PS, which are generally adjacent to self-storage facilities, for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenue derived from this management contract with PS totaled $684,000, $672,000 and $698,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

PS also provides property management services for the self-storage component of two assets owned by the Company. These self-storage facilities, located in Palm Beach County, Florida, operate under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days notice. Management fee expenses under the contract were $52,000, $48,000 and $50,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Management

Joseph D. Russell, Jr. leads the Company’s senior management team. Mr. Russell is President and Chief Executive Officer of the Company. The Company’s senior management includes: John W. Petersen, Executive Vice President and Chief Operating Officer; Edward A. Stokx, Executive Vice President and Chief Financial Officer; Maria R. Hawthorne, Executive Vice President, East Coast; Trenton A. Groves, Vice President and Corporate Controller; Mike Van Etten, Vice President of Construction Management; Coby A. Holley,

Vice President (Pacific Northwest Division); Robin E. Mather, Vice President (Southern California Division); William A. McFaul, Vice President (Washington Metro Division); Ross K. Parkin, Vice President, Acquisitions and Dispositions; Eddie F. Ruiz, Vice President and Director of Facilities; Viola I. Sanchez, Vice President (Southeast Division); and David A. Vicars, Vice President (Midwest Division).

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

Reduce Capital Expenditures and Increase Occupancy Rates by Providing Flexible Properties and Attracting a Diversified Tenant Base: By focusing on properties with easily reconfigurable space, the Company believes it can offer facilities that appeal to a wide range of potential tenants, which aids in reducing the capital expenditures associated with re-leasing space. The Company believes this property flexibility also allows it to better serve existing tenants by accommodating their expansion and contraction needs. In addition, the Company believes that a diversified tenant base and property flexibility helps it maintain occupancy rates during periods when market demand is weak, by enabling it to attract a greater number of potential users to its space.

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

Financing Strategy

The Company’s primary objective in its financing strategy is to maintain financial flexibility and a low risk capital structure. Key elements of this strategy are:

Retain Operating Cash Flow: The Company seeks to retain significant funds (after funding its distributions and capital improvements) for additional investments. During the years ended December 31, 2011 and 2010, the Company distributed 37.4% and 45.2%, respectively, of its funds from operations (“FFO”) to common shareholders/unit holders. FFO is computed in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income, computed in accordance with U.S. generally accepted accounting principles (“GAAP”), before depreciation, amortization, gains or losses on asset dispositions, net income allocable to noncontrolling interests — common units, net income allocable to restricted stock unit holders and nonrecurring items. FFO is a non-GAAP financial measure and should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results of operations. Other REITs may use different methods for calculating FFO and, accordingly, the Company’s FFO may not be comparable to other real estate companies’ funds from operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Non-GAAP Supplemental Disclosure Measure: Funds from Operations,” for a reconciliation of FFO and net income allocable to common shareholders and for information on why the Company presents FFO.

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

Debt Financing: The Company, from time to time, has used debt financing to facilitate acquisitions. The primary source of debt the Company has historically relied upon to provide short-term capital is its $250.0 million unsecured line of credit (the “Credit Facility”). In addition, during 2011, in connection with its $520.0 million portfolio acquisition in Northern California, the Company obtained a $250.0 million unsecured three-year term loan and assumed a $250.0 million mortgage note.

Access to Capital: The Company targets a minimum ratio of FFO to combined fixed charges and preferred distributions paid of 3.0 to 1.0. Fixed charges include interest expense. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the year ended December 31, 2011, the FFO to combined fixed charges and preferred distributions paid ratio was 4.0 to 1.0, excluding the issuance costs related to the redemption of preferred equity. The Company believes that its financial position will enable it to access capital to finance its future growth. Subject to market conditions, the Company may add leverage to its capital structure. Throughout this Form 10-K, we use the term “preferred equity” to mean both the preferred stock issued by the Company (including the depositary shares representing interests in that preferred stock) and the preferred partnership units issued by the Operating Partnership and the term “preferred distributions” to mean dividends and distributions on the preferred stock and preferred partnership units.

Competition

Competition in the market areas in which many of the Company’s properties are located is significant and has from time to time reduced the occupancy levels and rental rates of, and increased the operating expenses of, certain of these properties. Competition may be accelerated by any increase in availability of funds for investment in real estate. Barriers to entry are relatively low for those with the necessary capital and the Company competes for property acquisitions and tenants with entities that have greater financial resources than the Company. Sublease space and unleased developments are expected to continue to provide competition among operators in certain market areas in which the Company operates. While the Company will have to respond to market demands, management believes that the combination of its ability to offer a variety of options within its business parks and the Company’s financial stability provides it with an opportunity to compete favorably in its markets.

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

Investments in Real Estate Facilities

As of December 31, 2011, the Company owned and operated 27.2 million rentable square feet comprised of 102 business parks in eight states compared to 21.8 million rentable square feet at December 31, 2010.

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

Borrowings

As of December 31, 2011, the Company had outstanding mortgage notes payable of $282.1 million compared to $51.5 million at December 31, 2010. The increase in outstanding mortgage notes payable was due to the assumption of a $250.0 million mortgage note related to the Northern California Portfolio acquisition in December, 2011. See Notes 5 and 6 to the consolidated financial statements for a summary of the Company’s outstanding borrowings as of December 31, 2011.

On August 3, 2011, the Company modified the terms of its Credit Facility with Wells Fargo Bank. The modification of the Credit Facility increased the borrowing limit to $250.0 million and extended the expiration to August 1, 2015. The modified rate of interest charged on borrowings is equal to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.00% to LIBOR plus 1.85% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 1.10%. In addition, the Company is required to pay an annual facility fee ranging from 0.15% to 0.45% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). As of December 31, 2011, the Company had $185.0 million outstanding on the Credit Facility at an interest rate of 1.41%. Subsequent to December 31, 2011, the Company repaid $85.0 million on the Credit Facility reducing the outstanding balance to $100.0 million as of February 24, 2012. The Company had $93.0 million outstanding on the Credit Facility at an interest rate of 2.11% at December 31, 2010. The Company had $1.1 million and $356,000 of unamortized commitment fees as of

December 31, 2011 and 2010, respectively. The Credit Facility requires the Company to meet certain covenants, with which the Company was in compliance at December 31, 2011 and 2010. Interest on outstanding borrowings is payable monthly.

As described in Note 3, in connection with the Northern California Portfolio acquisition, the Company entered into a term loan on December 20, 2011 with Wells Fargo Bank, National Association, as Administrative Agent and the lenders named therein (the “Term Loan”). Pursuant to the Term Loan, the Company borrowed $250.0 million for a three year term through December 20, 2014. However, the maturity date of the Term Loan Agreement can be extended by one year at the Company’s election. Interest on the amounts borrowed under the Term Loan will accrue based on an applicable rate ranging from LIBOR plus 1.15% to LIBOR plus 2.25% depending on the Company’s credit ratings. Currently, the Company’s rate under the Term Loan is LIBOR plus 1.20% (1.50% at December 31, 2011). The Company had $729,000 of unamortized commitment fees as of December 31, 2011. The covenants and events of default contained in the Credit Facility are incorporated into the Term Loan by reference, and the Term Loan is cross-defaulted to the Credit Facility. The Term Loan can be repaid in full or part prior to its maturity without penalty.

On February 9, 2011, the Company entered into an agreement with PS to borrow $121.0 million with a maturity date of August 9, 2011 at an interest rate of LIBOR plus 0.85%. The Company repaid, in full, the note payable to PS upon maturity.

The Company has broad powers to borrow in furtherance of the Company’s objectives. The Company has incurred in the past, and may incur in the future, both short-term and long-term indebtedness to increase its funds available for investment in real estate, capital expenditures and distributions.

Employees

As of December 31, 2011, the Company employed 145 individuals, primarily personnel engaged in property operations.

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

ITEM 1A. RISK FACTORS

In addition to the other information in our Annual Report on Form 10-K, you should consider the risks described below that we believe may be material to investors in evaluating the Company. This section contains forward-looking statements, and in considering these statements, you should refer to the qualifications and limitations on our forward-looking statements that are described in Item 1, “Business — Forward-Looking Statements.”

Since our business consists primarily of acquiring and operating real estate, we are subject to the risks related to the ownership and operation of real estate that can adversely impact our business and financial condition.

The value of our investments may be reduced by general risks of real estate ownership: Since we derive substantially all of our income from real estate operations, we are subject to the general risks of acquiring and owning real estate-related assets, including:

•	changes in the national, state and local economic climate and real estate conditions, such as oversupply of or reduced demand for commercial real estate space and changes in market rental rates;

•	how prospective tenants perceive the attractiveness, convenience and safety of our properties;

•	difficulties in consummating and financing acquisitions and developments on advantageous terms and the failure of acquisitions and developments to perform as expected;

•	our ability to provide adequate management, maintenance and insurance;

•	natural disasters, such as earthquakes, hurricanes and floods, which could exceed the aggregate limits of our insurance coverage;

•	the expense of periodically renovating, repairing and re-letting spaces;

•	the impact of environmental protection laws;

•	compliance with federal, state, and local laws and regulations;

•	increasing operating and maintenance costs, including property taxes, insurance and utilities, if these increased costs cannot be passed through to tenants;

•	adverse changes in tax, real estate and zoning laws and regulations;

•	increasing competition from other commercial properties in our market;

•	tenant defaults and bankruptcies;

•	tenants’ right to sublease space; and

•	concentration of properties leased to non-rated private companies with uncertain financial strength.

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

There is significant competition among commercial properties: Many other commercial properties compete with our properties for tenants. Some of the competing properties may be newer and better located than our properties. Competition in the market areas in which many of our properties are located is significant and has affected our occupancy levels, rental rates and operating expenses. We also expect that new properties will be built in our markets. In addition, we compete with other buyers, many of which are larger than us, for attractive commercial properties. Therefore, we may not be able to grow as rapidly as we would like.

We may encounter significant delays and expense in re-letting vacant space, or we may not be able to re-let space at existing rates, in each case resulting in losses of income: When leases expire, we will incur expenses in retrofitting space and we may not be able to re-lease the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. As of December 31, 2011, our properties generally had lower vacancy rates than the average for the markets in which they are located, and leases accounting for 23.2% of our annualized rental income are scheduled to expire in 2012. While we have estimated our cost of renewing leases that expire in 2012, our estimates could be wrong. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.

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

We may be adversely affected if casualties to our properties are not covered by insurance: We could suffer uninsured losses or losses in excess of our insurance policy limits for occurrences such as earthquakes or hurricanes that adversely affect us or even result in loss of the property. Approximately 41.0% of our properties are located in California and are generally in areas that are subject to risks of earthquake related damage. We might still remain liable on any mortgage debt or other unsatisfied obligations related to that property.

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

We may incur significant environmental remediation costs: As an owner and operator of real properties, under various federal, state and local environmental laws, we are required to clean up spills or other releases of hazardous or toxic substances on or from our properties. Certain environmental laws impose liability whether or not the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. In some cases, liability may not be limited to the value of the property. The presence of these substances, or the failure to properly remediate any resulting contamination, whether from environmental or microbial issues, also may adversely affect our ability to sell, lease, operate, or encumber our facilities for purposes of borrowing.

We have conducted preliminary environmental assessments of most of our properties (and conduct these assessments in connection with property acquisitions) to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties. These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. In connection with these property assessments, our operations and recent property acquisitions, we have become aware that prior operations or activities at some properties or from nearby locations have or may have resulted in contamination to the soil or groundwater at these properties. In circumstances where our environmental assessments disclose potential or actual contamination, we may attempt to obtain indemnifications and, in appropriate circumstances, we obtain limited environmental insurance in connection with the properties acquired, but we cannot assure you that such protections will be sufficient to cover actual future liabilities nor that our assessments have identified all such risks. Although we cannot provide any assurance, based on the preliminary environmental assessments, we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operations.

There has been an increasing number of claims and litigation against owners and managers of rental properties relating to moisture infiltration, which can result in mold or other property damage. When we receive a complaint concerning moisture infiltration, condensation or mold problems and/or become aware that an air quality concern exists, we implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of outside experts. We seek to work proactively with our tenants to resolve moisture infiltration and mold-related issues, subject to our contractual limitations on liability for such claims. However, we can give no assurance that material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future.

Property taxes can increase and cause a decline in yields on investments: Each of our properties is subject to real property taxes, which could increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities. Recent local government shortfalls in tax revenue may cause pressure to increase tax rates or assessment levels or impose new taxes. Such increases could adversely impact our profitability.

We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures: All our properties must comply with the Americans with Disabilities Act and with related regulations (the “ADA”). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to persons with disabilities. Various state laws impose similar requirements. A failure to comply with the ADA or similar state laws could lead to government imposed fines on us and/or litigation, which could also involve an award of damages to individuals affected by the non-compliance. In addition, we must operate our properties in compliance with numerous local fire and safety regulations, building codes, and other land use regulations. Compliance with these requirements can require us to spend substantial amounts of money, which would reduce cash otherwise available for distribution to shareholders. Failure to comply with these requirements could also affect the marketability of our real estate facilities.

We incur liability from tenant and employment-related claims: From time to time we have to make monetary settlements or defend actions or arbitration to resolve tenant or employment-related claims and disputes.

Global economic conditions adversely affect our business, financial condition, growth and access to capital.

There continues to be global economic uncertainty, elevated levels of unemployment, reduced levels of economic activity, and it is uncertain as to when economic conditions will improve. These negative economic conditions in the markets where we operate facilities, and other events or factors that adversely affect demand for commercial real estate, could continue to adversely affect our business. To the extent that turmoil in the financial markets returns or intensifies, it has the potential to materially affect the value of our properties, the availability or the terms of financing and may impact the ability of our customers to enter into new leasing transactions or satisfy rental payments under existing leases. The uncertainty and pace of an economic recovery could also affect our operating results and financial condition as follows:

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

Our ability to issue preferred shares or other sources of capital, such has borrowing, has been in the past, and may in the future, be adversely affected by challenging credit market conditions. The issuance of perpetual preferred securities historically has been a significant source of capital to grow our business. We believe that we have sufficient working capital and capacity under our credit facilities and our retained cash flow from operations to continue to operate our business as usual and meet our current obligations. However, if we were unable to issue preferred shares or borrow at reasonable rates, that could limit the earnings growth that might otherwise result from the acquisition and development of real estate facilities.

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

The acquisition of existing properties is a significant component of our long-term growth strategy, and acquisitions of existing properties are subject to risks that may adversely affect our growth and financial results.

We acquire existing properties, either in individual transactions or portfolios offered by other commercial real estate owners. In addition to the general risks related to real estate described above, we are also subject to the following risks which may jeopardize our realization of benefits from acquisitions.

Any failure to manage acquisitions and other significant transactions to achieve anticipated results and to successfully integrate acquired operations into our existing business could negatively impact our financial results: To fully realize anticipated earnings from an acquisition, we must successfully integrate the property into our operating platform. Failures or unexpected circumstances in the integration process, such as a failure to maintain existing relationships with tenants and employees due to changes in processes, standards, or compensation arrangements, or circumstances we did not detect during due diligence, could jeopardize realization of the anticipated earnings.

During 2011, we acquired 5.6 million square feet for an aggregate purchase price of $553.5 million. We continue to seek to acquire and develop flex, industrial and office properties where they meet our criteria all of which we believe will enhance our future financial performance and the value of our portfolio. Our belief, however, is subject to risks, uncertainties and other factors, many of which are forward-looking and are uncertain in nature or are beyond our control, including the risks that our acquisitions and developments may not perform as expected, that we may be unable to quickly integrate new acquisitions and developments into our existing operations, and that any costs to develop projects or redevelop acquired properties may exceed estimates. As of December 31, 2011, the aggregate occupancy of the assets acquired in 2011 was 80.5%. If the Company is unable to lease the vacant square footage of these properties in a reasonable period of time, it may not be able to achieve its objective of enhancing value. Further, we face significant competition for suitable acquisition properties from other real estate investors, including other publicly traded real estate investment trusts and private institutional investors. As a result, we may be unable to acquire additional properties we desire or the purchase price for desirable properties may be significantly increased.

In addition, some of these properties may have unknown characteristics or deficiencies or may not complement our portfolio of existing properties. We may also finance future acquisitions and developments through a combination of borrowings, proceeds from equity or debt offerings by us or the Operating Partnership, and proceeds from property divestitures. These financing options may not be available when desired or required or may be more costly than anticipated, which could adversely affect our cash flow. Real property development is subject to a number of risks, including construction delays, complications in obtaining necessary zoning, occupancy and other governmental permits, cost overruns, financing risks, and the possible inability to meet expected occupancy and rent levels. If any of these problems occur, development costs for a project may increase, and there may be costs incurred for projects that are not completed. As a result of the foregoing, some properties may be worth less or may generate less revenue than, or simply not perform as well as, we believed at the time of acquisition or development, negatively affecting our operating results. Any of the foregoing risks could adversely affect our financial condition, operating results and cash flow, and our ability to pay dividends on, and the market price of, our stock. In addition, we may be unable to successfully integrate and effectively manage the properties we do acquire and develop, which could adversely affect our results of operations.

Acquired properties are subject to property tax reappraisals which may increase our property tax expense: Facilities that we acquire are subject to property tax reappraisal which can result in substantial increases to the ongoing property taxes paid by the seller. The reappraisal process is subject to judgment of governmental agencies regarding estimated real estate values and other factors, and as a result there is a significant degree of uncertainty in estimating the property tax expense of an acquired property. In connection with future or recent acquisitions of properties, if our estimates of property taxes following reappraisal are too low, we may not realize anticipated earnings from an acquisition.

We acquire existing properties, either in individual transactions or portfolios offered by other commercial real estate owners. In addition to the general risks related to real estate described above, we are also subject to the following risks which may jeopardize our realization of benefits from acquisitions.

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

PS has significant influence over us.

At December 31, 2011, PS owned 24.0% of the outstanding shares of the Company’s common stock and 23.2% of the outstanding common units of the Operating Partnership (100.0% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 41.7% of the outstanding shares of the Company’s common stock. In addition, the PS Business Parks name and logo is owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice. Ronald L. Havner, Jr., the Company’s chairman, is also Chairman of the Board, Chief Executive Officer and President of PS. Consequently, PS has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the Operating Partnership. PS’s interest in such matters may differ from other shareholders. In addition, PS’s ownership may make it more difficult for another party to take over our Company without PS’s approval.

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

Our business is subject to regulation under a wide variety of U.S. federal, state and local laws, regulations and policies including those imposed by the SEC, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and New York Stock Exchange, as well as applicable labor laws. Although we have policies and procedures designed to comply with applicable laws and regulations, failure to comply with the various laws and regulations may result in civil and criminal liability, fines and penalties, increased costs of compliance and restatement of our financial statements.

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

We are headquartered in, and approximately 41.0% of our properties are located in California, which like many other state and local jurisdictions is facing severe budgetary problems and deficits. Actions that may be taken in response to these problems, such as increases in property taxes, changes to sales taxes or other governmental efforts to raise revenues could adversely impact our business and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2011, the Company owned 102 business parks consisting of a geographically diverse portfolio of 27.2 million rentable square feet of commercial real estate which consists of 14.7 million square feet of flex space, 7.5 million square feet of industrial space and 5.0 million square feet of office space concentrated primarily in eight states consisting of California, Virginia, Florida, Texas, Maryland, Oregon, Arizona and Washington. The weighted average occupancy rate throughout 2011 was 89.2% and the realized rent per square foot was $15.24.

The following table reflects the geographical diversification of the 102 business parks owned by the Company as of December 31, 2011, the type of the rentable square footage and the weighted average occupancy rates throughout 2011 (except as set forth below, all of the properties are held in fee simple interest) (in thousands, except number of business parks):

	Number of Business Parks					Weighted Average Occupancy Rate
		Rentable Square Footage
State		Flex	Industrial	Office	Total
California (1)	48	5,356	4,618	1,167	11,141	89.5%
Virginia	17	1,947	—	2,218	4,165	84.2%
Florida (1)	3	1,074	2,631	12	3,717	96.4%
Texas (2)	19	3,095	231	—	3,326	90.4%
Maryland	6	970	—	1,382	2,352	87.0%
Oregon	3	1,126	—	188	1,314	82.8%
Arizona	4	679	—	—	679	89.6%
Washington	2	493	—	28	521	93.6%

Total	102	14,740	7,480	4,995	27,215	89.2%

(1)

The Company has 5.4 million square feet, 5.1 million square feet in California and 307,000 square feet in Florida, which serves as collateral to mortgage notes payable. For more information, see Note 6 to the consolidated financial statements.

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

The Company evaluates the performance of its business parks primarily based on net operating income (“NOI”). NOI is defined by the Company as rental income as defined by GAAP less cost of operations as defined by GAAP, excluding depreciation and amortization. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them, as well as the investor, the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from NOI as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. As part of the table below, we have reconciled total NOI to income from continuing operations, which we consider the most directly comparable financial measure calculated in accordance with GAAP. The following information illustrates rental income, cost of operations and NOI generated by the Company’s total portfolio in 2011, 2010 and 2009 by state and by property classifications. As a result of acquisitions and dispositions, certain properties were not held for the full year.

The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP. The tables below also include a reconciliation of NOI to the most comparable amounts based on GAAP (in thousands):

	For the Year Ended December 31, 2011				For the Year Ended December 31, 2010				For the Year Ended December 31, 2009
	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total
Rental Income:
California	$48,014	$18,557	$8,517	$75,088	$49,601	$20,561	$8,096	$78,258	$52,669	$21,500	$8,413	$82,582
Virginia	32,829	42,030	—	74,859	33,464	25,665	—	59,129	34,265	24,575	—	58,840
Florida	10,592	235	20,250	31,077	10,228	216	20,076	30,520	11,292	212	19,912	31,416
Texas	31,229	—	1,308	32,537	28,274	—	1,265	29,539	23,285	—	1,245	24,530
Maryland	20,098	32,783	—	52,881	17,218	29,762	—	46,980	16,670	22,442	—	39,112
Oregon	14,029	3,210	—	17,239	15,094	3,049	—	18,143	14,269	2,941	—	17,210
Arizona	5,655	—	—	5,655	5,793	—	—	5,793	6,393	—	—	6,393
Washington	7,894	589	—	8,483	7,738	552	—	8,290	8,291	638	—	8,929

Total	170,340	97,404	30,075	297,819	167,410	79,805	29,437	276,652	167,134	72,308	29,570	269,012

Cost of Operations:
California	14,748	7,799	2,151	24,698	14,732	8,015	1,745	24,492	14,643	7,983	1,778	24,404
Virginia	8,761	16,420	—	25,181	8,381	8,665	—	17,046	8,890	8,635	—	17,525
Florida	3,975	165	6,033	10,173	3,752	134	6,041	9,927	3,985	130	5,952	10,067
Texas	10,918	—	339	11,257	10,535	—	335	10,870	8,692	—	336	9,028
Maryland	5,182	11,261	—	16,443	5,160	10,036	—	15,196	4,820	7,293	—	12,113
Oregon	5,626	1,415	—	7,041	5,326	1,393	—	6,719	5,403	1,352	—	6,755
Arizona	2,734	—	—	2,734	2,749	—	—	2,749	2,735	—	—	2,735
Washington	2,420	201	—	2,621	2,438	193	—	2,631	2,205	207	—	2,412

Total	54,364	37,261	8,523	100,148	53,073	28,436	8,121	89,630	51,373	25,600	8,066	85,039

NOI:
California	33,266	10,758	6,366	50,390	34,869	12,546	6,351	53,766	38,026	13,517	6,635	58,178
Virginia	24,068	25,610	—	49,678	25,083	17,000	—	42,083	25,375	15,940	—	41,315
Florida	6,617	70	14,217	20,904	6,476	82	14,035	20,593	7,307	82	13,960	21,349
Texas	20,311	—	969	21,280	17,739	—	930	18,669	14,593	—	909	15,502
Maryland	14,916	21,522	—	36,438	12,058	19,726	—	31,784	11,850	15,149	—	26,999
Oregon	8,403	1,795	—	10,198	9,768	1,656	—	11,424	8,866	1,589	—	10,455
Arizona	2,921	—	—	2,921	3,044	—	—	3,044	3,658	—	—	3,658
Washington	5,474	388	—	5,862	5,300	359	—	5,659	6,086	431	—	6,517

Total	$115,976	$60,143	$21,552	$197,671	$114,337	$51,369	$21,316	$187,022	$115,761	$46,708	$21,504	$183,973

The following table is provided to reconcile NOI to consolidated income from continuing operations as determined by GAAP (in thousands):

	For The Years Ended December 31,
	2011	2010	2009
Property net operating income	$197,671	$187,022	$183,973
Facility management fees	684	672	698
Interest and other income	221	333	536
Depreciation and amortization	(84,542)	(78,441)	(84,011)
General and administrative	(9,036)	(9,651)	(6,202)
Interest expense	(5,455)	(3,534)	(3,552)

Income from continuing operations	$99,543	$96,401	$91,442

Portfolio Information

The table below sets forth information with respect to occupancy and rental rates of the Company’s total portfolio for each of the last five years, including discontinued operations:

	2011	2010	2009	2008	2007
Weighted average occupancy rate	89.2%	90.8%	90.5%	93.5%	93.4%
Realized rent per square foot	$15.24	$14.96	$15.45	$15.50	$14.97

The following table set forth the lease expirations for all assets in continuing operations as of December 31, 2011 (in thousands):

Lease Expirations as of December 31, 2011

Year of Lease Expiration	Rentable Square Footage Subject to Expiring Leases	Annualized Rental Income Under Expiring Leases	Percent of Annualized Rental Income Represented by Expiring Leases
2012	6,110	$83,546	23.2%
2013	6,419	92,317	25.7%
2014	4,289	61,361	17.1%
2015	2,597	36,827	10.2%
2016	2,854	43,299	12.0%
2017	802	13,350	3.8%
2018	408	9,871	2.7%
2019	150	3,086	0.9%
2020	370	6,933	1.9%
2021	306	4,776	1.3%
Thereafter	151	4,128	1.2%

Total	24,456	$359,494	100.0%

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Market Price of the Registrant’s Common Equity:

The common stock of the Company trades on the New York Stock Exchange under the symbol PSB. The following table sets forth the high and low sales prices of the common stock on the New York Stock Exchange for the applicable periods:

	Range
Three Months Ended	High	Low
March 31, 2010	$55.26	$44.34
June 30, 2010	$61.88	$50.69
September 30, 2010	$61.15	$52.14
December 31, 2010	$61.54	$51.31
March 31, 2011	$63.16	$55.63
June 30, 2011	$61.10	$52.13
September 30, 2011	$59.49	$46.39
December 31, 2011	$56.87	$46.19

Holders:

As of February 20, 2012, there were 407 holders of record of the common stock.

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

Distributions paid per share of common stock for the years ended December 31, 2011 and 2010 amounted to $1.76 per year. The Board of Directors has established a distribution policy intended to maximize the retention of operating cash flow and distribute the minimum amount required for the Company to maintain its tax status as a REIT. Pursuant to restrictions contained in the Company’s Credit Facility, distributions may not exceed 95% of funds from operations, as defined therein, for any four consecutive quarters. For more information on the Credit Facility, see Note 5 to the consolidated financial statements.

Issuer Repurchases of Equity Securities:

The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the three months ended December 31, 2011, there were no shares of the Company’s common stock repurchased. As of December 31, 2011, the Company has 1,614,721 shares available for purchase under the program. The program does not expire. Purchases will be made subject to market conditions and other investment opportunities available to the Company.

Securities Authorized for Issuance Under Equity Compensation Plans:

The equity compensation plan information is provided in Item 12.

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial and operating information on a historical basis of the Company. The following information should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere in this Form 10-K. Note that historical results from 2010 through 2007 were reclassified to conform to 2011 presentation for discontinued operations. See Note 3 to the consolidated financial statements included elsewhere in this Form 10-K for a discussion of income from discontinued operations.

	For The Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)

Revenues:
Rental income	$297,819	$276,652	$269,012	$279,166	$266,892
Facility management fees	684	672	698	728	724

Total operating revenues	298,503	277,324	269,710	279,894	267,616
Expenses:
Cost of operations	100,148	89,630	85,039	86,311	82,416
Depreciation and amortization	84,542	78,441	84,011	98,801	97,574
General and administrative	9,036	9,651	6,202	8,099	7,917

Total operating expenses	193,726	177,722	175,252	193,211	187,907
Other income and (expenses):
Interest and other income	221	333	536	1,457	5,104
Interest expense	(5,455)	(3,534)	(3,552)	(3,952)	(4,130)

Total other income and (expenses)	(5,234)	(3,201)	(3,016)	(2,495)	974

Income from continuing operations	99,543	96,401	91,442	84,188	80,683

Discontinued operations:
Income from discontinued operations	380	468	1,409	1,159	992
Gain on sale of real estate facility	2,717	5,153	1,488	—	—

Total discontinued operations	3,097	5,621	2,897	1,159	992

Net income	$102,640	$102,022	$94,339	$85,347	$81,675

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$15,543	$11,594	$19,730	$8,296	$6,155
Noncontrolling interests — preferred units	(6,991)	5,103	(2,569)	7,007	6,854

Total net income allocable to noncontrolling interests	8,552	16,697	17,161	15,303	13,009
Net income allocable to PS Business Parks, Inc.:
Common shareholders	52,162	38,959	59,413	23,179	17,537
Preferred shareholders	41,799	46,214	17,440	46,630	50,937
Restricted stock unit holders	127	152	325	235	192

Total net income allocable to PS Business Parks, Inc	94,088	85,325	77,178	70,044	68,666

Net income	$102,640	$102,022	$94,339	$85,347	$81,675

	For The Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)

Per Common Share:
Cash Distributions	$1.76	$1.76	$1.76	$1.76	$1.61
Net income — basic	$2.13	$1.59	$2.70	$1.13	$0.82
Net income — diluted	$2.12	$1.58	$2.68	$1.12	$0.81
Weighted average common shares— basic	24,516	24,546	21,998	20,443	21,313
Weighted average common shares — diluted	24,599	24,687	22,128	20,618	21,573
Balance Sheet Data:
Total assets	$2,138,619	$1,621,057	$1,564,822	$1,469,323	$1,516,583
Total debt	$717,084	$144,511	$52,887	$59,308	$60,725
Equity:
PS Business Parks, Inc.’s shareholder’s equity:
Preferred stock	$598,546	$598,546	$626,046	$706,250	$716,250
Common stock	$580,659	$594,982	$589,633	$414,564	$439,330
Noncontrolling interests:
Preferred units	$5,583	$53,418	$73,418	$94,750	$94,750
Common units	$175,807	$176,179	$176,540	$148,023	$154,470
Other Data:
Net cash provided by operating activities	$181,876	$177,941	$179,625	$189,337	$184,094
Net cash used in investing activities	$(338,362)	$(327,448)	$(26,956)	$(35,192)	$(180,188)
Net cash provided by (used in) financing activities	$156,400	$(53,656)	$545	$(134,171)	$(35,882)
Funds from operations(1)	$149,797	$124,420	$163,074	$131,558	$122,405
Square footage owned at end of period	27,215	21,791	19,556	19,556	19,556

(1)	Funds from operations (“FFO”) is computed in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income, computed in accordance with GAAP, before depreciation, amortization, gains or losses on asset dispositions, net income allocable to noncontrolling interests — common units, net income allocable to restricted stock unit holders and nonrecurring items. FFO should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance or liquidity as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results of operations. Other REITs may use different methods for calculating FFO and, accordingly, the Company’s FFO may not be comparable to that of other real estate companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funds from Operations,” for a reconciliation of FFO and net income allocable to common shareholders and for information on why the Company presents FFO.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the selected financial data and the Company’s consolidated financial statements and notes thereto included elsewhere in the Form 10-K.

Overview

As of December 31, 2011, the Company owned and operated 27.2 million rentable square feet of multi-tenant flex, industrial and office properties located in eight states.

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

During 2011, the Company leased 6.6 million square feet of space including 3.8 million square feet of renewals of existing leases and 2.8 million square feet of new leases. Overall, the Company experienced a decrease in rental rates in comparing new rental rates to outgoing rental rates by 8.3%. See further discussion of operating results below.

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

Property Acquisitions: The Company records the purchase price of acquired properties to land, buildings and improvements and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized lease commissions, value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values. Acquisition-related costs are expensed as incurred.

In determining the fair value of the tangible assets of the acquired properties, management considers the value of the properties as if vacant as of the acquisition date. Management must make significant assumptions in determining the value of assets acquired and liabilities assumed. Using different assumptions in the recording of the purchase cost of the acquired properties would affect the timing of recognition of the related revenue and expenses. Amounts recorded to land are derived from comparable sales of land within the same region. Amounts recorded to buildings and improvements, tenant improvements and unamortized lease commissions are based on current market replacement costs and other market rate information.

The value recorded to the above-market or below-market in-place lease values of acquired properties is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual rents to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The amounts recorded to above-market or below-market leases are included in other assets or other liabilities in the accompanying consolidated balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases.

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

Depreciation: We compute depreciation on our buildings and improvements using the straight-line method based on estimated useful lives generally ranging from five to 30 years. A significant portion of the acquisition cost of each property is recorded to building and building components. The recording of the acquisition cost to building and building components, as well as the determination of their useful lives, are based on estimates. If we do not appropriately record to these components or we incorrectly estimate the useful lives of these components, our computation of depreciation expense may not appropriately reflect the actual impact of these costs over future periods, which will affect net income. In addition, the net book value of real estate assets could be overstated or understated. The statement of cash flows, however, would not be affected.

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

Effect of Economic Conditions on the Company’s Operations: During 2011, the impact of the recent recession and continued weak economic conditions on commercial real estate was significant as the Company continued to experience decreases in new rental rates over expiring rental rates on executed leases. Although it is uncertain what impact economic conditions will have on the Company’s future ability to maintain existing occupancy levels and rental rates, management expects that the decrease in rental rates on lease transactions will result in a decrease in rental income for 2012 when compared to 2011. Current and future economic conditions may continue to have a significant impact on the Company, potentially resulting in further reductions in occupancy and rental rates.

While the Company historically has experienced a low level of write-offs of uncollectable rents, there is inherent uncertainty in a tenant’s ability to continue paying rent and meet their full lease obligation. The table below summarizes the impact to the Company from tenants’ inability to pay rent or continue to meet their lease obligations (in thousands):

	For The Years Ended December 31,
	2011	2010	2009
Annual write — offs of uncollectible rent	$1,172	$1,464	$988
Annual write — offs as a percentage of annual rental income	0.4%	0.5%	0.4%
Square footage of leases terminated prior to scheduled expiration due to business failures/bankruptcies	536	572	821
Accelerated depreciation expense related to unamortized tenant improvements and lease commissions associated with early terminations	$1,370	$2,779	$2,653

As of February 24, 2012, the Company had 24,000 square feet of leased space occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, tenants contact us, requesting early termination of their lease, a reduction in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.

Company Performance and Effect of Economic Conditions on Primary Markets: The Company’s operations are substantially concentrated in 10 regions. During the year ended December 31, 2011, initial rental rates on new and renewed leases within the Company’s overall portfolio decreased 8.3% over expiring rents, an improvement from a decline of 13.0% for the year ended December 31, 2010. The Company’s Same Park (defined below) occupancy rate at December 31, 2011 was 92.5%, up from 91.8% at December 31, 2010. The Company’s overall occupancy rate at December 31, 2011 was 88.9%, compared to 89.6% at December 31, 2010. Each of the 10 regions in which the Company owns assets is subject to its own unique market influences. See “Supplemental Property Data and Trends” below for more information on regional operating data.

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

As of December 31, 2011, the blended occupancy rate of the nine assets acquired was 80.1% compared to a blended occupancy rate of 77.5% at the time of acquisition. As of December 31, 2011, the Company had 1.6 million square feet of vacancy spread over these nine acquisitions which provides the Company with considerable opportunity to generate additional rental income given that the Company’s other assets in these same submarkets have a blended occupancy of 91.9% at December 31, 2011. The table below reflects the assets acquired in 2011 and 2010 (in thousands):

Property	Date Acquired	Location	Purchase Price	Square Feet	Occupancy at Acquisition	Occupancy at December 31, 2011
Northern California Portfolio	December, 2011	East Bay, California	$520,000	5,334	82.2%	82.4%
Royal Tech	October, 2011	Las Colinas, Texas	2,835	80	0.0%	0.0	% (1)
MICC — Center 22	August, 2011	Miami, Florida	3,525	46	33.3%	33.3%
Warren Building	June, 2011	Tysons Corner, Virginia	27,100	140	68.0%	69.5%
Westpark Business Campus	December, 2010	Tysons Corner, Virginia	140,000	735	61.9%	65.0%
Tysons Corporate Center	July, 2010	Tysons Corner, Virginia	35,400	270	47.0%	65.9%
Parklawn Business Park	June, 2010	Rockville, Maryland	23,430	232	70.6%	83.0%
Austin Flex Portfolio	April, 2010	Austin, Texas	42,900	704	88.0%	92.0%
Shady Grove Executive Center	March, 2010	Rockville, Maryland	60,000	350	73.5%	88.0%

Total			$855,190	7,891	77.5%	80.1%

(1)	As of January 1, 2012, the building was 100.0% leased to a single user.

In addition to the 2010 property acquisitions, during 2010, the Company also completed construction on a parcel of land within MICC in Miami, Florida, which added 75,000 square feet of rentable small tenant industrial space. As of December 31, 2011, the newly constructed building was 89.9% occupied. Collectively, the Non-Same Park (defined below) assets, which includes the acquired assets noted above and the development in Miami were 80.2% occupied at December 31, 2011.

The Company made no acquisitions during the year ended December 31, 2009.

In August, 2011, the Company completed the sale of Westchase Corporate Park, a 177,000 square foot flex park consisting of 13 buildings in Houston, Texas, for a gross sales price of $9.8 million, resulting in a net gain of $2.7 million.

During January, 2010, the Company completed the sale of a 131,000 square foot office building located in Houston, Texas, for a gross sales price of $10.0 million, resulting in a net gain of $5.2 million.

In May, 2009, the Company sold 3.4 acres of land held for development in Portland, Oregon, for a gross sales price of $2.7 million, resulting in a net gain of $1.5 million.

Scheduled Lease Expirations: In addition to the 3.0 million square feet, or 11.1%, of space available in our total portfolio as of December 31, 2011, leases representing 25.0% of the leased square footage of our total portfolio or 23.2% of annualized rental income are scheduled to expire in 2012. Our ability to re-lease available space depends upon the market conditions in the specific submarkets in which our properties are located. As a result, we cannot predict with certainty the rate at which expiring leases will be re-leased.

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

Concentration of Portfolio by Region: The table below reflects the Company’s square footage from continuing operations based on regional concentration as of December 31, 2011 (in thousands):

Region	Square Footage	Percent of Total
California
Northern California	7,153	26.3%
Southern California	3,988	14.7%
Virginia	4,165	15.3%
Florida	3,717	13.7%
Texas
Northern Texas	1,769	6.5%
Southern Texas	1,557	5.7%
Maryland	2,352	8.6%
Oregon	1,314	4.8%
Arizona	679	2.5%
Washington	521	1.9%

Total Square Footage	27,215	100.0%

Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of December 31, 2011. The Company analyzes this concentration to minimize significant industry exposure risk.

Industry	Percent of Annualized Rental Income
Business services	15.4%
Health services	11.3%
Government	10.6%
Computer hardware, software and related services	10.4%
Warehouse, distribution, transportation and logistics	9.3%
Engineering and construction	6.1%
Insurance and financial services	5.8%
Retail, food and automotive	5.4%
Communications	5.1%
Home furnishing	3.4%
Aerospace/defense products and services	3.2%
Electronics	3.1%
Educational services	1.7%
Other	9.2%

Total	100.0%

The information below depicts the Company’s top 10 customers by annualized rental income as of December 31, 2011 (in thousands):

Tenants	Square Footage	Annualized Rental Income(1)	Percent of Annualized Rental Income
U.S. Government	829	$21,930	6.5%
Lockheed Martin Corporation	193	5,237	1.5%
Level 3 Communication	197	3,641	1.1%
Kaiser Permanente	206	3,540	1.0%
Bristol-Meyers Squibb	114	2,667	0.8%
Wells Fargo.	120	2,231	0.7%
Luminex Corporation	149	2,209	0.7%
Keeco LLC.	280	1,950	0.6%
AARP	102	1,768	0.5%
ATS Corporation	58	1,745	0.5%

Total	2,248	$46,918	13.9%

(1)	For leases expiring prior to December 31, 2012, annualized rental income represents income to be received under existing leases from January 1, 2012 through the date of expiration.

Comparison of 2011 to 2010

Results of Operations: Net income for the year ended December 31, 2011 was $102.6 million compared to $102.0 million for the year ended December 31, 2010. Net income allocable to common shareholders for the year ended December 31, 2011 was $52.2 million compared to $39.0 million for the year ended December 31, 2010. Net income per common share on a diluted basis was $2.12 for the year ended December 31, 2011 compared to $1.58 for the year ended December 31, 2010 (based on weighted average diluted common shares outstanding of 24,599,000 and 24,687,000, respectively). The increase in net income allocable to common shareholders was primarily a result of an increase in net operating income and lower distributions resulting from the reduction of preferred equity outstanding, partially offset by the change in gain on the sale of a real estate facility combined with increases in interest and depreciation expense primarily related to property acquisitions.

In order to evaluate the performance of the Company’s overall portfolio over comparable periods, management analyzes the operating performance of stabilized properties owned and operated throughout both periods (herein referred to as “Same Park”). Acquired assets are generally considered stabilized when occupancy is within a range of comparable Company assets. Operating properties that the Company acquired subsequent to January 1, 2010 or those that are not deemed to be stabilized are referred to as “Non-Same Park.” For the years ended December 31, 2011 and 2010, the Same Park facilities constitute 19.2 million rentable square feet, which includes all stabilized assets in continuing operations that the Company owned from January 1, 2010 through December 31, 2011, representing 70.7% of the 27.2 million square feet in the Company’s portfolio as of December 31, 2011.

The following table presents the operating results of the Company’s properties for the years ended December 31, 2011 and 2010 in addition to other income and expense items affecting income from continuing operations. The Company reports Same Park operations to provide information regarding trends for stabilized properties the Company has held for the periods being compared (in thousands, except per square foot data):

	For The Years Ended December 31,		Change
	2011	2010
Rental income:
Same Park (19.2 million rentable square feet) (1)	$256,442	$261,198	(1.8%)
Non-Same Park (8.0 million rentable square feet) (2)	41,377	15,454	167.7%

Total rental income	297,819	276,652	7.7%

Cost of operations:
Same Park	84,228	83,858	0.4%
Non-Same Park	15,920	5,772	175.8%

Total cost of operations	100,148	89,630	11.7%

Net operating income (3):
Same Park (1)	172,214	177,340	(2.9%)
Non-Same Park	25,457	9,682	162.9%

Total net operating income	197,671	187,022	5.7%

Other income and (expenses):
Facility management fees	684	672	1.8%
Interest and other income	221	333	(33.6%)
Interest expense	(5,455)	(3,534)	54.4%
Depreciation and amortization	(84,542)	(78,441)	7.8%
General and administrative	(5,969)	(6,389)	(6.6%)
Acquisition transaction costs	(3,067)	(3,262)	(6.0%)

Income from continuing operations	$99,543	$96,401	3.3%

Same Park gross margin (4)	67.2%	67.9%	(1.0%)
Same Park weighted average occupancy	91.1%	91.6%	(0.5%)
Non-Same Park weighted average occupancy	75.3%	77.9%
Same Park realized rent per square foot (5)	$14.46	$14.81	(2.4%)

(1)	See above for a definition of Same Park. Excluding $2.9 million of lease buyout income noted below, rental income and net operating income from the Same Park portfolio decreased 2.9% and 4.5%, respectively, for the year ended December 31, 2011 over 2010.

(2)	See above for a definition of Non-Same Park.

(3)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Item 2. Properties” above for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP.

(4)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income.

(5)	Same Park realized rent per square foot represents the Same Park rental income earned per occupied square foot excluding $2.9 million of lease buyout income noted below. Including the $2.9 million of lease buyout income, Same Park realized rent per square foot was $14.62 for the year ended December 31, 2011.

Supplemental Property Data and Trends: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table) from continuing operations is summarized for the years ended December 31, 2011 and 2010 by region below. See “Item 2. Properties” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The

Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following table summarizes the Same Park operating results by region for the years ended December 31, 2011 and 2010. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2010, and the impact of such is included in Non-Same Park facilities in the table below. As part of the table below, we have reconciled total NOI to income from continuing operations (in thousands):

Region	Rental Income December 31, 2011	Rental Income December 31, 2010	Increase (Decrease)	Cost of Operations December 31, 2011	Cost of Operations December 31, 2010	Increase (Decrease)	NOI December 31, 2011	NOI December 31, 2010	Increase (Decrease)
Same Park
Northern California	$19,524	$19,820	(1.5%)	$6,871	$6,830	0.6%	$12,653	$12,990	(2.6%)
Southern California	54,329	58,438	(7.0%)	17,430	17,662	(1.3%)	36,899	40,776	(9.5%)
Virginia	55,112	56,932	(3.2%)	17,009	16,079	5.8%	38,103	40,853	(6.7%)
Florida	30,407	30,397	0.0%	9,829	9,864	(0.4%)	20,578	20,533	0.2%
Northern Texas	16,482	16,664	(1.1%)	5,598	5,720	(2.1%)	10,884	10,944	(0.5%)
Southern Texas	8,313	7,878	5.5%	2,899	3,268	(11.3%)	5,414	4,610	17.4%
Maryland	40,898	38,843	5.3%	12,196	12,336	(1.1%)	28,702	26,507	8.3%
Oregon	17,239	18,143	(5.0%)	7,041	6,719	4.8%	10,198	11,424	(10.7%)
Arizona	5,655	5,793	(2.4%)	2,734	2,749	(0.5%)	2,921	3,044	(4.0%)
Washington	8,483	8,290	2.3%	2,621	2,631	(0.4%)	5,862	5,659	3.6%

Total Same Park	256,442	261,198	(1.8%)	84,228	83,858	0.4%	172,214	177,340	(2.9%)
Non-Same Park
Northern California	1,235	—	100.0%	397	—	100.0%	838	—	100.0%
Virginia	19,747	2,197	798.8%	8,172	966	746.0%	11,575	1,231	840.3%
Florida	670	123	444.7%	344	63	446.0%	326	60	443.3%
Northern Texas	—	—	—	76	—	100.0%	(76)	—	(100.0%)
Southern Texas	7,742	4,997	54.9%	2,684	1,882	42.6%	5,058	3,115	62.4%
Maryland	11,983	8,137	47.3%	4,247	2,861	48.4%	7,736	5,276	46.6%

Total Non-Same Park	41,377	15,454	167.7%	15,920	5,772	175.8%	25,457	9,682	162.9%

Total NOI	$297,819	$276,652	7.7%	$100,148	$89,630	11.7%	$197,671	$187,022	5.7%

Reconciliation of NOI to income from continuing operations
Total NOI	$197,671	$187,022	5.7%
Other income and (expenses):
Facilities management fees	684	672	1.8%
Interest and other income	221	333	(33.6%)
Interest expense	(5,455)	(3,534)	54.4%
Depreciation and amortization	(84,542)	(78,441)	7.8%
General and administrative	(9,036)	(9,651)	(6.4%)

Income from continuing operations	$99,543	$96,401	3.3%

The following table summarizes Same Park weighted average occupancy rates and realized rent per square foot by region for the years ended December 31, 2011 and 2010. Realized rent per square foot for Maryland and Total Same Park excludes $2.9 million of lease buyout income:

	Weighted Average Occupancy Rates For The Years Ended December 31,		Change	Realized Rent Per Square Foot For The Years Ended December 31,		Change
Region	2011	2010		2011	2010
Northern California	90.0%	89.7%	0.3%	$11.93	$12.15	(1.8%)
Southern California	89.6%	92.5%	(3.1%)	$15.21	$15.85	(4.0%)
Virginia	92.3%	92.7%	(0.4%)	$19.77	$20.34	(2.8%)
Florida	96.8%	95.6%	1.3%	$8.73	$8.84	(1.2%)
Northern Texas	92.0%	91.8%	0.2%	$10.60	$10.74	(1.3%)
Southern Texas	89.5%	86.7%	3.2%	$10.88	$10.65	2.2%
Maryland	88.5%	91.4%	(3.2%)	$24.29	$24.03	1.1%
Oregon	82.8%	83.7%	(1.1%)	$15.85	$16.50	(3.9%)
Arizona	89.6%	86.7%	3.3%	$9.30	$9.84	(5.5%)
Washington	93.6%	90.4%	3.5%	$17.39	$17.60	(1.2%)
Total Same Park	91.1%	91.6%	(0.5%)	$14.46	$14.81	(2.4%)

Rental Income: Rental income increased $21.2 million from $276.7 million for the year ended December 31, 2010 to $297.8 million for the year ended December 31, 2011 as a result of a $25.9 million increase in rental income from Non-Same Park facilities, partially offset by a $4.8 million decrease in rental income from the Same Park portfolio. The decrease in rental income from the Same Park portfolio was due to decreases in rental and occupancy rates, partially offset by lease buyout income of $2.9 million associated with a 53,000 square foot lease in Maryland which terminated during the third quarter of 2011. Excluding the lease buyout income, rental income from the Same Park portfolio decreased $7.6 million.

Facility Management Fees: Facility management fees account for a small portion of the Company’s net income. During the year ended December 31, 2011, $684,000 of revenue was recognized from facility management fees compared to $672,000 for the year ended December 31, 2010.

Cost of Operations: Cost of operations for the year ended December 31, 2011 was $100.1 million compared to $89.6 million for the year ended December 31, 2010, an increase of $10.5 million, or 11.7% as a result of increases in cost of operations from Non-Same Park facilities of $10.1 million and Same Park of $370,000. The increase in Same Park cost of operations was due to increases in utility costs and repairs and maintenance costs, partially offset by a decrease in payroll and benefit costs.

Depreciation and Amortization Expense: Depreciation and amortization expense was $84.5 million for the year ended December 31, 2011 compared to $78.4 million for the year ended December 31, 2010. The increase was primarily due to depreciation from 2011 and 2010 property acquisitions.

General and Administrative Expenses: For the year ended December 31, 2011, general and administrative expenses decreased $615,000, or 6.4%, over 2010 as a result of a decrease in payroll and benefit costs and a reduction in professional fees related to legal fees paid during the first quarter of 2010. Additionally, general and administrative expenses for the year ended December 31, 2011 were further reduced due to a decrease in acquisition transactions costs. The Company incurred and expensed acquisition transaction costs of $3.1 million and $3.3 million for the years ended December 31, 2011 and 2010, respectively.

Interest and Other Income: Interest and other income reflect earnings on cash balances in addition to miscellaneous income items. Interest income was $22,000 for the year ended December 31, 2011 compared to $198,000 for the year ended December 31, 2010. The decrease was primarily attributable to lower average cash balances in 2011. Average cash balances and effective interest rates for the year ended December 31, 2011 were $12.7 million and 0.2%, respectively, compared to $111.7 million and 0.2%, respectively, for the year ended December 31, 2010.

Interest Expense: Interest expense was $5.5 million for the year ended December 31, 2011 compared to $3.5 million for the year ended December 31, 2010. The increase was primarily attributable to an increase in borrowings on the Credit Facility, interest on the Term Loan and mortgage note assumption related to the Northern California Portfolio acquisition.

Gain on Sale of Real Estate Facility: Included in total discontinued operations is the gain on the sale of Westchase Corporate Park, a 177,000 square foot flex park consisting of 13 buildings in Houston, Texas, for a gross sales price of $9.8 million, resulting in a net gain of $2.7 million during August, 2011.

In January, 2010, the Company completed the sale of a 131,000 square foot office building located in Houston, Texas, for a gross sales price of $10.0 million, resulting in a net gain of $5.2 million.

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $8.6 million ($7.0 million of loss allocated to preferred unit holders and $15.5 million of income allocated to common unit holders) for the year ended December 31, 2011 compared to $16.7 million of allocated income ($5.1 million allocated to preferred unit holders and $11.6 million allocated to common unit holders) for the year ended December 31, 2010. Included in net income allocable to noncontrolling interests for the year ended December 31, 2011 was a $7.4 million loss allocated to preferred unit holders resulting from the repurchase by the Company of preferred units at an amount less than the carrying value, partially offset with $1.7 million of income allocated to common unit holders due to the net gain on the repurchases of preferred units. The decrease in net income allocable to noncontrolling interests was a result of a decrease in cash distributions as a result of the preferred equity transactions, partially offset by an increase in net operating income from Non-Same Park facilities.

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

In order to evaluate the performance of the Company’s overall portfolio over comparable periods, management analyzes the operating performance of stabilized properties owned and operated throughout both periods (herein referred to as “Same Park”). Acquired assets are generally considered stabilized when occupancy is within a range of comparable Company assets. Operating properties that the Company acquired subsequent to January 1, 2009 or those that are not deemed to be stabilized are referred to as “Non-Same Park.” For the years ended December 31, 2010 and 2009, the Same Park facilities constitute 19.2 million rentable square feet, which includes all stabilized assets in continuing operations that the Company owned from January 1, 2009 through December 31, 2010, representing 88.3% of the 21.8 million square feet in the Company’s portfolio as of December 31, 2010.

The following table presents the operating results of the Company’s properties for the years ended December 31, 2010 and 2009 in addition to other income and expense items affecting income from continuing operations. The Company reports Same Park operations to provide information regarding trends for stabilized properties the Company has held for the periods being compared (in thousands, except per square foot data):

	For The Years Ended December 31,		Change
	2010	2009
Rental income:
Same Park (19.2 million rentable square feet) (1)	$261,198	$269,012	(2.9%)
Non-Same Park (2.4 million rentable square feet) (2)	15,454	—	100.0%

Total rental income	276,652	269,012	2.8%

Cost of operations:
Same Park	83,858	85,039	(1.4%)
Non-Same Park	5,772	—	100.0%

Total cost of operations	89,630	85,039	5.4%

Net operating income (3):
Same Park	177,340	183,973	(3.6%)
Non-Same Park	9,682	—	100.0%

Total net operating income	187,022	183,973	1.7%

Other income and (expenses):
Facility management fees	672	698	(3.7%)
Interest and other income	333	536	(37.9%)
Interest expense	(3,534)	(3,552)	(0.5%)
Depreciation and amortization	(78,441)	(84,011)	(6.6%)
General and administrative	(6,389)	(6,202)	3.0%
Acquisition transaction costs	(3,262)	—	100.0%

Income from continuing operations	$96,401	$91,442	5.4%

Same Park gross margin (4)	67.9%	68.4%	(0.7%)
Same Park weighted average occupancy	91.6%	90.4%	1.3%
Non-Same Park weighted average occupancy	77.9%	—
Same Park realized rent per square foot (5)	$14.81	$15.46	(4.2%)

(1)	See above for a definition of Same Park.

(2)	See above for a definition of Non-Same Park.
(3)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Item 2. Properties” above for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP.

(4)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income.

(5)	Same Park realized rent per square foot represents the Same Park rental income earned per occupied square foot.

Supplemental Property Data and Trends: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table) from continuing operations is summarized for the years ended December 31, 2010 and 2009 by region below. See “Item 2. Properties” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following table summarizes the Same Park operating results by region for the years ended December 31, 2010 and 2009. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2009, and the impact of such is included in Non-Same Park facilities in the table below. As part of the table below, we have reconciled total NOI to income from continuing operations (in thousands):

Region	Rental Income December 31, 2010	Rental Income December 31, 2009	Increase (Decrease)	Cost of Operations December 31, 2010	Cost of Operations December 31, 2009	Increase (Decrease)	NOI December 31, 2010	NOI December 31, 2009	Increase (Decrease)
Same Park
Northern California	$19,820	$20,695	(4.2%)	$6,830	$6,788	0.6%	$12,990	$13,907	(6.6%)
Southern California	58,438	61,887	(5.6%)	17,662	17,616	0.3%	40,776	44,271	(7.9%)
Virginia	56,932	58,840	(3.2%)	16,079	17,525	(8.3%)	40,853	41,315	(1.1%)
Florida	30,397	31,416	(3.2%)	9,864	10,067	(2.0%)	20,533	21,349	(3.8%)
Northern Texas	16,664	16,576	0.5%	5,720	5,777	(1.0%)	10,944	10,799	1.3%
Southern Texas	7,878	7,954	(1.0%)	3,268	3,251	0.5%	4,610	4,703	(2.0%)
Maryland	38,843	39,112	(0.7%)	12,336	12,113	1.8%	26,507	26,999	(1.8%)
Oregon	18,143	17,210	5.4%	6,719	6,755	(0.5%)	11,424	10,455	9.3%
Arizona	5,793	6,393	(9.4%)	2,749	2,735	0.5%	3,044	3,658	(16.8%)
Washington	8,290	8,929	(7.2%)	2,631	2,412	9.1%	5,659	6,517	(13.2%)

Total Same Park	261,198	269,012	(2.9%)	83,858	85,039	(1.4%)	177,340	183,973	(3.6%)
Non-Same Park
Virginia	2,197	—	100.0%	966	—	100.0%	1,231	—	100.0%
Florida	123	—	100.0%	63	—	100.0%	60	—	100.0%
Southern Texas	4,997	—	100.0%	1,882	—	100.0%	3,115	—	100.0%
Maryland	8,137	—	100.0%	2,861	—	100.0%	5,276	—	100.0%

Total Non-Same Park	15,454	—	100.0%	5,772	—	100.0%	9,682	—	100.0%

Total NOI	$276,652	$269,012	2.8%	$89,630	$85,039	5.4%	$187,022	$183,973	1.7%

Reconciliation of NOI to income from continuing operations
Total NOI	$187,022	$183,973	1.7%
Other income and (expenses):
Facilities management fees	672	698	(3.7%)
Interest and other income	333	536	(37.9%)
Interest expense	(3,534)	(3,552)	(0.5%)
Depreciation and amortization	(78,441)	(84,011)	(6.6%)
General and administrative	(9,651)	(6,202)	55.6%

Income from continuing operations	$96,401	$91,442	5.4%

The following table summarizes Same Park weighted average occupancy rates and realized rent per square foot by region for the years ended December 31, 2010 and 2009:

	Weighted Average Occupancy Rates For The Years Ended December 31,		Change	Realized Rent Per Square Foot For The Years Ended December 31,		Change
Region	2010	2009		2010	2009
Northern California	89.7%	85.5%	4.9%	$12.15	$13.31	(8.7%)
Southern California	92.5%	91.3%	1.3%	$15.85	$17.01	(6.8%)
Virginia	92.7%	93.6%	(1.0%)	$20.34	$20.82	(2.3%)
Florida	95.6%	94.5%	1.2%	$8.84	$9.24	(4.3%)
Northern Texas	91.8%	91.1%	0.8%	$10.74	$10.77	(0.3%)
Southern Texas	86.7%	84.9%	2.1%	$10.65	$10.98	(3.0%)
Maryland	91.4%	92.1%	(0.8%)	$24.03	$23.99	0.2%
Oregon	83.7%	79.9%	4.8%	$16.50	$16.40	0.6%
Arizona	86.7%	85.5%	1.4%	$9.84	$11.01	(10.6%)
Washington	90.4%	88.2%	2.5%	$17.60	$19.43	(9.4%)
Total Same Park	91.6%	90.4%	1.3%	$14.81	$15.46	(4.2%)

Rental Income: Rental income increased $7.6 million from $269.0 million to $276.7 million for the year ended December 31, 2010 over 2009 as a result of rental income from Non-Same Park facilities of $15.5 million, partially offset by a decrease in Same Park rental income of $7.8 million. The decrease in rental income from the Same Park portfolio was due to a decrease in rental rates, partially offset by an increase in occupancy rates.

Facility Management Fees: Facility management fees account for a small portion of the Company’s net income. During the year ended December 31, 2010, $672,000 of revenue was recognized from facility management fees compared to $698,000 for the year ended December 31, 2009.

Cost of Operations: Cost of operations for the year ended December 31, 2010 was $89.6 million compared to $85.0 million for the year ended December 31, 2009, an increase of $4.6 million, or 5.4% as a result of cost of operations from Non-Same Park facilities of $5.8 million, partially offset by a $1.2 million decrease in Same Park costs of operations. The decrease in Same Park cost of operations was primarily due to decreases in property taxes, payroll and benefit costs and utility costs, partially offset by an increase in repairs and maintenance costs driven primarily by higher snow removal costs.

Depreciation and Amortization Expense: Depreciation and amortization expense was $78.4 million for the year ended December 31, 2010 compared to $84.0 million for the year ended December 31, 2009. The decrease was primarily due to a number of capital improvements that became fully depreciated, partially offset with depreciation from 2010 acquisitions.

General and Administrative Expenses: General and administrative expense was $9.7 million for the year ended December 31, 2010 compared to $6.2 million for the year ended December 31, 2009. The increase of $3.4 million, or 55.6%, was primarily due to $3.3 million of acquisition transaction costs related to 2010 property acquisitions.

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

Interest Expense: Interest expense was $3.5 million for the year ended December 31, 2010 compared to $3.6 million for the year ended December 31, 2009. The decrease was primarily attributable to the repayment of a mortgage note of $5.1 million during the first quarter of 2009, partially offset by an increase in interest expense related to borrowings on the Credit Facility.

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

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $16.7 million of allocated income ($5.1 million allocated to preferred unit holders and $11.6 million allocated to common unit holders) for the year ended December 31, 2010 compared to $17.2 million ($2.6 million loss allocated to preferred unit holders and $19.7 million of income allocated to common unit holders) for the year ended December 31, 2009. The decrease in net income allocable to non-controlling interests for the year ended December 31, 2010 was minimal compared to the year ended December 31, 2009. Included in net income allocable to noncontrolling interests in 2010 were issuance costs of $4.1 million associated with the preferred equity redemptions combined with a decrease in cash distributions as a result of the redemptions. Included in net income allocable to noncontrolling interests in 2009 was $8.9 million of income allocated to common unit holders due to the net gain on the repurchases of preferred equity, partially offset with an $8.4 million loss allocated to preferred unit holders due to the net gain on the repurchases of preferred units.

Liquidity and Capital Resources

Cash and cash equivalents decreased $86,000 from $5.1 million at December 31, 2010 to $5.0 million at December 31, 2011 for the reasons noted below.

Net cash provided by operating activities for the years ended December 31, 2011 and 2010 was $181.9 million and $177.9 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders.

Net cash used in investing activities was $338.4 million and $327.4 million for the years ended December 31, 2011 and 2010, respectively. The change was primarily due to an increase in capital improvements of $9.2 million combined with an increase in cash paid for acquisitions. The Company paid $297.7 million for acquisitions in Virginia, Florida, Texas and California in 2011 compared $296.3 million for acquisitions in Maryland, Texas and Virginia in 2010.

Net cash provided by financing activities was $156.4 million for the year ended December 31, 2011 compared to net cash used in financing activities of $53.7 million for the year ended December 31, 2010. The $210.1 million increase in cash provided was primarily due to a new three-year term loan of $250.0 million entered in 2011 (described in Item 1, “Business — Borrowings”) and a decrease in cash paid for repurchases/redemptions of preferred equity of $83.4 million, partially offset by $72.5 million of net proceeds from the issuance of preferred stock in 2010 and cash paid of $30.3 million to repurchase common equity in 2011. The Company also assumed a $250.0 million mortgage note in connection with the Northern California Portfolio acquisition in December, 2011.

As described in Item 1, “Business — Borrowings,” the Company has a $250.0 million credit facility. The Company had $185.0 million outstanding on the Credit Facility at an interest rate of 1.41% at December 31, 2011. Subsequent to December 31, 2011, the Company repaid $85.0 million on the Credit Facility reducing the outstanding balance to $100.0 million as of February 24, 2012. The Company had $93.0 million outstanding on the Credit Facility at an interest rate of 2.11% at December 31, 2010.

The Company’s preferred equity outstanding decreased to 19.7% of its market capitalization during the year ended December 31, 2011 primarily due to an increase in outstanding short-term borrowings and an increase in mortgage notes payable combined with the repurchases of preferred units in 2011. The Company’s capital structure is characterized by a low level of leverage. As of December 31, 2011, the Company had four fixed-rate mortgage notes totaling $282.1 million and a combined outstanding balance on the Credit Facility and Term Loan of $435.0 million, which represented 9.2% and 14.2%, respectively, of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding mortgage notes and (3) the total number of common shares and common units outstanding at December 31, 2011 multiplied by the closing price of the stock on that date. The weighted average interest rate for the mortgage notes is 5.47% per annum and the weighted average interest rate on the Credit Facility and Term Loan was 1.46%. The Company had 25.2% of its properties, in terms of net book value, encumbered at December 31, 2011.

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

Issuance of Preferred Stock: Subsequent to December 31, 2011, the Company issued $230.0 million or 9,200,000 depositary shares, each representing 1/1,000 of a share of the 6.45% Cumulative Preferred Stock, Series S, at $25.00 per depositary share.

On October 15, 2010, the Company issued 3,000,000 depositary shares, each representing 1/1,000 of a share of the 6.875% Cumulative Preferred Stock, Series R, at $25.00 per depositary share for gross proceeds of $75.0 million.

Issuance of Common Stock: On August 14, 2009, the Company sold 3,450,000 shares of common stock in a public offering and concurrently sold 383,333 shares of common stock to PS. The aggregate net proceeds were $171.2 million.

Note Payable to Affiliate: On February 9, 2011, the Company entered into an agreement with PS to borrow $121.0 million with a maturity date of August 9, 2011 at an interest rate of LIBOR plus 0.85%. The Company repaid, in full, the note payable to PS upon maturity. Interest expense under this note payable was $664,000 for the year ended December 31, 2011.

Redemption of Preferred Equity: Subsequent to December 31, 2011, the Company completed the redemption of its 7.20% Cumulative Preferred Stock, Series M, at its par value of $79.6 million and its 7.375% Cumulative Preferred Stock, Series O, at its par value of $84.6 million. The Company will report the excess of the redemption amount over the carrying amount of $5.3 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders during the first quarter of 2012.

On November 8, 2010, the Company completed the redemption of its 7.60% Cumulative Preferred Stock, Series L, at its aggregate par value of $48.4 million. The Company reported the excess of the redemption amount over the carrying amount of $1.6 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the year ended December 31, 2010.

On May 12, 2010, the Company completed the redemption of its 7.950% Series G Cumulative Redeemable Preferred Units at its aggregate par value of $20.0 million, and on June 7, 2010, the Company completed the redemption of its 7.950% Cumulative Preferred Stock, Series K at its aggregate par value of $54.1 million, in each case, together with accrued dividends. In connection with these redemptions, the Company reported the excess of the redemption amount over the carrying amount of $2.4 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the year ended December 31, 2010.

Repurchase of Preferred Equity: In February, 2011, the Company paid an aggregate of $39.1 million to repurchase 1,710,000 units of its 7.50% Series J Cumulative Redeemable Preferred Units and 203,400 units of its 6.55% Series Q Cumulative Redeemable Preferred Units for a weighted average purchase price of $20.43 per unit. The aggregate par value of the repurchased preferred units was $47.8 million, which generated a gain of $7.4 million, net of original issuance costs of $1.4 million, which was added to net income allocable to common shareholders and unit holders for the year ended December 31, 2011.

During March, 2009, the Company paid $50.2 million to repurchase 3,208,174 various depositary shares, each representing 1/1,000 of a share of Cumulative Redeemable Preferred Stock and $12.3 million to repurchase 853,300 units of various series of Cumulative Redeemable Preferred Units for a weighted average purchase price of $15.40 per share/unit. The aggregate par value of the repurchased preferred stock was $80.2 million, which generated a gain of $27.2 million, net of original issuance costs of $2.8 million, which was added to net income allocable to common shareholders and unit holders for the year ended December 31, 2009. The aggregate par value of the repurchased preferred units was $21.3 million, which generated a gain of $8.4 million, net of original issuance costs of $580,000, which was added to net income allocable to common shareholders and unit holders for the year ended December 31, 2009.

Repurchase of Common Stock: The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the year ended December 31, 2011, the Company repurchased 591,500 shares of common stock at an aggregate cost of $30.3 million or an average cost per share of $51.14. Since inception of the program, the Company has repurchased an aggregate of 4.9 million shares of common stock at an aggregate cost of $183.9 million or an average cost per share of $37.64. Under existing board authorizations, the Company can repurchase an additional 1.6 million shares. No shares of common stock were repurchased under this program during the years ended December 31, 2010 and 2009.

Mortgage Note Repayment: In October, 2011, the Company repaid $15.5 million on a mortgage note with a stated interest rate of 7.20%.

Capital Expenditures: During the years ended December 31, 2011, 2010 and 2009, the Company expended $44.8 million , $29.5 million and $28.3 million, respectively, in recurring capital expenditures, or $2.04, $1.44 and $1.45 per weighted average square foot owned, respectively. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. The following table depicts actual capital expenditures (in thousands):

	For The Years Ended December 31,
	2011	2010	2009
Recurring capital expenditures	$44,812	$29,494	$28,345
Property renovations and other capital expenditures	4,811	10,884	1,168

Total capital expenditures	$49,623	$40,378	$29,513

For the year ended December 31, 2011, recurring capital expenditures increased $15.3 million, or 51.9%, over 2010 primarily due to $12.4 million recurring of capital expenditures related to the lease up of the 2011 and 2010 acquisitions.

Property renovations and other capital expenditures decreased $6.1 million from $10.9 million for the year ended December 31, 2010 to $4.8 million for the year ended December 31, 2011 as a result of the 2010 development at MICC in Miami, Florida, combined with other property renovations.

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

The Company’s funding strategy has been to use permanent capital, including common and preferred stock, along with internally generated retained cash flows to meet its liquidity needs. In addition, the Company may sell properties that no longer meet its investment criteria. From time to time, the Company may use its Credit Facility or other forms of debt to fund real estate acquisitions or other capital allocations. The Company targets a minimum ratio of FFO to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the year ended December 31, 2011, the FFO to fixed charges and preferred distributions coverage ratio was 4.0 to 1.0, excluding the issuance costs related to the redemption of preferred equity.

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

FO should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance or liquidity as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially affect the Company’s results of operations.

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

FFO for the Company is computed as follows (in thousands):

	For The Years Ended December 31,
	2011	2010	2009	2008	2007
Net income allocable to common shareholders	$52,162	$38,959	$59,413	$23,179	$17,537
Gain on sale of land and real estate facility	(2,717)	(5,153)	(1,488)	—	—
Depreciation and amortization(1)	84,682	78,868	85,094	99,848	98,521
Net income allocable to noncontrolling interests — common units	15,543	11,594	19,730	8,296	6,155
Net income allocable to restricted stock unit holders	127	152	325	235	192

Consolidated FFO allocable to common and dilutive shares	149,797	124,420	163,074	131,558	122,405
FFO allocated to noncontrolling interests — common units	(34,319)	(28,450)	(40,472)	(34,443)	(31,094)
FFO allocated to restricted stock unit holders	(301)	(374)	(726)	(730)	(598)

FFO allocated to common shares	$115,177	$95,596	$121,876	$96,385	$90,713

(1)	Includes depreciation from discontinued operations.

FFO allocable to common and dilutive shares for the year ended December 31, 2011 increased $25.4 million over 2010. The increase was primarily as a result of an increase in net operating income from Non-Same Park facilities and lower distributions resulting from the reduction of preferred equity outstanding, partially offset by a decrease in Same Park net operating income.

Related Party Transactions: At December 31, 2011, PS owned 24.0% of the outstanding shares of the Company’s common stock and 23.2% of the outstanding common units of the Operating Partnership (100.0% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 41.7% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chairman of the Board, Chief Executive Officer and President of PS. Gary E. Pruitt, an independent director of the Company is also a trustee of PS.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services. These costs totaled $442,000 in 2011, which are allocated to PS in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PS for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contract with PS totaled $684,000 in 2011. PS also provides property management services for the self-storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contract with PS totaled $52,000 for the year ended December 31, 2011.

On February 9, 2011, the Company entered into an agreement with PS to borrow $121.0 million with a maturity date of August 9, 2011 at an interest rate of LIBOR plus 0.85%. The Company repaid, in full, the note payable to PS upon maturity. Interest expense under this note payable was $664,000 for the year ended December 31, 2011.

Concurrent with the public offering that closed August 14, 2009, the Company sold 383,333 shares of common stock to PS for net proceeds of $17.8 million.

The PS Business Parks name and logo is owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six-months written notice.

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.

Contractual Obligations: The table below summarizes projected payments due under our contractual obligations as of December 31, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Mortgage notes payable (principal and interest)	$351,447	$16,289	$59,036	$276,122	$—
Credit Facility (principal)	185,000	—	—	185,000	—
Term Loan (principal)	250,000	—	250,000	—	—

Total	$786,447	$16,289	$309,036	$461,122	$—

The Company is scheduled to pay cash dividends of $42.2 million per year on its preferred equity outstanding as of December 31, 2011. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company, from time to time, will use debt financing to facilitate acquisitions. In connection with the Northern California Portfolio acquisition, the Company assumed a $250.0 million mortgage note and obtained a $250.0 million term loan. As a result of the acquisition, the Company’s debt as a percentage of total equity (based on book values) increased to 52.7% as of December 31, 2011.

The Company’s market risk sensitive instruments include mortgage notes of $282.1 million, the outstanding balance on the Credit Facility of $185.0 million and the Term Loan of $250.0 million as of December 31, 2011. All of the Company’s mortgage notes bear interest at fixed rates with a weighted average fixed rate of 5.47% at December 31, 2011. The Credit Facility and Term Loan bear interest at variable rates which are currently LIBOR plus 1.10% and 1.20%, respectively. See Notes 2, 5 and 6 to consolidated financial statements for terms, valuations and approximate principal maturities of the mortgage notes payable, Credit Facility and Term Loan as of December 31, 2011. Based on borrowing rates currently available to the Company, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company at December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Schedules in Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2011, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PS Business Parks, Inc.

We have audited PS Business Parks, Inc. internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PS Business Parks, Inc. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PS Business Parks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 24, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement to be filed in connection with the annual shareholders’ meeting to be held in 2012 (the “Proxy Statement”) under the caption “Election of Directors.”

The following is a biographical summary of the executive officers of the Company:

Joseph D. Russell, Jr., age 52, has been President since September, 2002 and was named Chief Executive Officer and elected as a Director in August, 2003. Mr. Russell joined Spieker Partners in 1990 and became an officer of Spieker Properties when it went public as a REIT in 1993. Prior to its merger with Equity Office Properties (“EOP”) in 2001, Mr. Russell was President of Spieker Properties’ Silicon Valley Region from 1999 to 2001. Mr. Russell earned a Bachelor of Science degree from the University of Southern California and a Masters of Business Administration from the Harvard Business School. Prior to entering the commercial real estate business, Mr. Russell spent approximately six years with IBM in various marketing positions. Mr. Russell has been a member and past President of the National Association of Industrial and Office Parks, Silicon Valley Chapter. Mr. Russell is also a member of the Board of Governors of NAREIT.

John W. Petersen, age 48, has been Executive Vice President and Chief Operating Officer since he joined the Company in December, 2004. Prior to joining the Company, Mr. Petersen was Senior Vice President, San Jose Region, for Equity Office Properties from July, 2001 to December, 2004, responsible for 11.3 million square feet of multi-tenant office, industrial and R&D space in Silicon Valley. Prior to EOP, Mr. Petersen was Senior Vice President with Spieker Properties, from 1995 to 2001 overseeing the growth of that company’s portfolio in San Jose, through acquisition and development of nearly three million square feet. Mr. Petersen is a graduate of The Colorado College in Colorado Springs, Colorado, and was recently the President of National Association of Industrial and Office Parks, Silicon Valley Chapter.

Edward A. Stokx, age 46, a certified public accountant, has been Chief Financial Officer and Secretary of the Company since December, 2003 and Executive Vice President since March, 2004. Mr. Stokx has overall responsibility for the Company’s finance and accounting functions. In addition, he has responsibility for executing the Company’s financial initiatives. Mr. Stokx joined Center Trust, a developer, owner, and operator of retail shopping centers in 1997. Prior to his promotion to Chief Financial Officer and Secretary in 2001, he served as Senior Vice President, Finance and Controller. After Center Trust’s merger in January, 2003 with another public REIT, Mr. Stokx provided consulting services to various entities. Prior to joining Center Trust, Mr. Stokx was with Deloitte and Touche from 1989 to 1997, with a focus on real estate clients. Mr. Stokx earned a Bachelor of Science degree in Accounting from Loyola Marymount University.

Maria R. Hawthorne, age 52, was promoted to Executive Vice President, East Coast of the Company in February, 2011. Ms. Hawthorne served as Senior Vice President from March, 2004 to February, 2011, with responsibility for property operations on the East Coast, which includes Virginia, Maryland and Florida. From June, 2001 through March, 2004, Ms. Hawthorne was Vice President of the Company, responsible for property operations in Virginia. From July, 1994 to June, 2001, Ms. Hawthorne was a Regional Manager of the Company in Virginia. From August, 1988 to July, 1994, Ms. Hawthorne was a General Manager, Leasing Director and Property Manager for American Office Park Properties. Ms. Hawthorne earned a Bachelor of Arts Degree in International Relations from Pomona College.

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

The following table sets forth information as of December 31, 2011 on the Company’s equity compensation plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	626,440		$49.77		864,722
Equity compensation plans not approved by security holders	—		$—		—

Total	626,440	*	$49.77	*	864,722	*

*	Amounts include restricted stock units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

PS Business Parks, Inc.

We have audited the accompanying consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Business Parks, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PS Business Parks, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 24, 2012

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$4,980	$5,066
Real estate facilities, at cost:
Land	772,933	562,678
Buildings and improvements	2,157,729	1,773,682

	2,930,662	2,336,360
Accumulated depreciation	(846,799)	(772,407)

	2,083,863	1,563,953
Properties held for disposition, net	—	6,671
Land held for development	6,829	6,829

	2,090,692	1,577,453
Rent receivable	3,198	3,127
Deferred rent receivable	23,388	22,277
Other assets	16,361	13,134

Total assets	$2,138,619	$1,621,057

LIABILITIES AND EQUITY
Accrued and other liabilities	$60,940	$53,421
Credit facility	185,000	93,000
Term loan	250,000	—
Mortgage notes payable	282,084	51,511

Total liabilities	778,024	197,932
Commitments and contingencies
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 23,942 shares issued and outstanding at December 31, 2011 and 2010	598,546	598,546
Common stock, $0.01 par value, 100,000,000 shares authorized, 24,128,184 and 24,671,177 shares issued and outstanding at December 31, 2011 and 2010, respectively	240	246
Paid-in capital	534,322	557,882
Cumulative net income	878,704	784,616
Cumulative distributions	(832,607)	(747,762)

Total PS Business Parks, Inc.’s shareholders’ equity	1,179,205	1,193,528
Noncontrolling interests:
Preferred units	5,583	53,418
Common units	175,807	176,179

Total noncontrolling interests	181,390	229,597

Total equity	1,360,595	1,423,125

Total liabilities and equity	$2,138,619	$1,621,057

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Revenues:
Rental income	$297,819	$276,652	$269,012
Facility management fees	684	672	698

Total operating revenues	298,503	277,324	269,710
Expenses:
Cost of operations	100,148	89,630	85,039
Depreciation and amortization	84,542	78,441	84,011
General and administrative	9,036	9,651	6,202

Total operating expenses	193,726	177,722	175,252
Other income and (expenses):
Interest and other income	221	333	536
Interest expense	(5,455)	(3,534)	(3,552)

Total other income and (expenses)	(5,234)	(3,201)	(3,016)

Income from continuing operations	99,543	96,401	91,442

Discontinued operations:
Income from discontinued operations	380	468	1,409
Gain on sale of real estate facilities	2,717	5,153	1,488

Total discontinued operations	3,097	5,621	2,897

Net income	$102,640	$102,022	$94,339

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$15,543	$11,594	$19,730
Noncontrolling interests — preferred units	(6,991)	5,103	(2,569)

Total net income allocable to noncontrolling interests	8,552	16,697	17,161
Net income allocable to PS Business Parks, Inc.:
Common shareholders	52,162	38,959	59,413
Preferred shareholders	41,799	46,214	17,440
Restricted stock unit holders	127	152	325

Total net income allocable to PS Business Parks, Inc	94,088	85,325	77,178

Net income	$102,640	$102,022	$94,339

Net income per common share — basic:
Continuing operations	$2.03	$1.41	$2.60
Discontinued operations	$0.10	$0.18	$0.10
Net income	$2.13	$1.59	$2.70
Net income per common share — diluted:
Continuing operations	$2.02	$1.40	$2.59
Discontinued operations	$0.10	$0.17	$0.10
Net income	$2.12	$1.58	$2.68
Weighted average common shares outstanding:
Basic	24,516	24,546	21,998

Diluted	24,599	24,687	22,128

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Preferred Stock		Common Stock		Paid-in Capital	Cumulative Net Income	Cumulative Distributions	Total PS Business Parks, Inc.’s Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
Balances at December 31, 2008	28,250	$706,250	20,459,916	$204	$363,587	$622,113	$(571,340)	$1,120,814	$242,773	$1,363,587
Issuance of common stock, net of issuance costs	—	—	3,833,333	38	171,194	—	—	171,232	—	171,232
Repurchase of preferred stock, net of issuance costs	(3,208)	(80,204)	—	—	32,788	—	(2,783)	(50,199)	—	(50,199)
Repurchase of preferred units, net of issuance costs	—	—	—	—	9,577	—	—	9,577	(21,912)	(12,335)
Repurchase of common stock	—	—	—	—	(230)	—	—	(230)	—	(230)
Exercise of stock options	—	—	35,100	—	1,177	—	—	1,177	—	1,177
Stock compensation, net	—	—	71,160	1	1,015	—	—	1,016	—	1,016
Shelf registration	—	—	—	—	(75)	—	—	(75)	—	(75)
Net income	—	—	—	—	—	77,178	—	77,178	17,161	94,339
Distributions:
Preferred stock	—	—	—	—	—	—	(44,662)	(44,662)	—	(44,662)
Common stock	—	—	—	—	—	—	(39,509)	(39,509)	—	(39,509)
Noncontrolling interests	—	—	—	—	—	—	—	—	(18,704)	(18,704)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	(30,640)	—	—	(30,640)	30,640	—

Balances at December 31, 2009	25,042	626,046	24,399,509	243	548,393	699,291	(658,294)	1,215,679	249,958	1,465,637
Issuance of preferred stock, net of issuance costs	3,000	75,000	—	—	(2,487)	—	—	72,513	—	72,513
Redemption of preferred stock, net of issuance costs	(4,100)	(102,500)	—	—	3,484	—	(3,484)	(102,500)	—	(102,500)
Redemption of preferred units, net of issuance costs	—	—	—	—	582	—	—	582	(20,582)	(20,000)
Exercise of stock options	—	—	243,936	3	7,780	—	—	7,783	—	7,783
Stock compensation, net	—	—	27,732	—	1,031	—	—	1,031	—	1,031
Net income	—	—	—	—	—	85,325	—	85,325	16,697	102,022
Distributions:
Preferred stock	—	—	—	—	—	—	(42,730)	(42,730)	—	(42,730)
Common stock	—	—	—	—	—	—	(43,254)	(43,254)	—	(43,254)
Noncontrolling interests	—	—	—	—	—	—	—	—	(17,377)	(17,377)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	(901)	—	—	(901)	901	—

Balances at December 31, 2010	23,942	598,546	24,671,177	246	557,882	784,616	(747,762)	1,193,528	229,597	1,423,125
Repurchase of preferred units, net of issuance costs	—	—	—	—	10,107	—	—	10,107	(49,194)	(39,087)
Repurchase of common stock	—	—	(591,500)	(6)	(30,246)	—	—	(30,252)	—	(30,252)
Exercise of stock options	—	—	24,600	—	1,050	—	—	1,050	—	1,050
Stock compensation, net	—	—	23,907	—	1,218	—	—	1,218	—	1,218
Net income	—	—	—	—	—	94,088	—	94,088	8,552	102,640
Distributions:
Preferred stock	—	—	—	—	—	—	(41,799)	(41,799)	—	(41,799)
Common stock	—	—	—	—	—	—	(43,046)	(43,046)	—	(43,046)
Noncontrolling interests	—	—	—	—	—	—	—	—	(13,254)	(13,254)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	(5,689)	—	—	(5,689)	5,689	—

Balances at December 31, 2011	23,942	$598,546	24,128,184	$240	$534,322	$878,704	$(832,607)	$1,179,205	$181,390	$1,360,595

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$102,640	$102,022	$94,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	84,682	78,868	85,094
In-place lease adjustment	843	571	(252)
Tenant improvement reimbursements net of lease incentives	(769)	(603)	(326)
Amortization of mortgage note premium	(215)	(285)	(271)
Gain on sale of real estate facility	(2,717)	(5,153)	(1,488)
Stock compensation	1,965	2,116	2,900
Decrease (increase) in receivables and other assets	(3,074)	(2,809)	262
Increase (decrease) in accrued and other liabilities	(1,479)	3,214	(633)

Total adjustments	79,236	75,919	85,286

Net cash provided by operating activities	181,876	177,941	179,625

Cash flows from investing activities:
Capital improvements to real estate facilities	(49,623)	(40,378)	(29,513)
Acquisition of real estate facilities	(297,738)	(296,251)	—
Proceeds from sale of real estate facilities	8,999	9,181	2,557

Net cash used in investing activities	(338,362)	(327,448)	(26,956)

Cash flows from financing activities:
Borrowings on credit facility	185,000	93,000	—
Borrowings on term loan	250,000	—	—
Note payable to affiliate	121,000	—	—
Repayment of borrowings on credit facility	(93,000)	—	—
Repayment of note payable to affiliate	(121,000)	—	—
Principal payments on mortgage notes payable	(1,032)	(1,091)	(1,022)
Repayment of mortgage note payable	(18,180)	—	(5,128)
Net proceeds from the issuance of preferred stock	—	72,513	—
Net proceeds from the issuance of common stock	—	—	171,232
Proceeds from the exercise of stock options	1,050	7,783	1,177
Shelf registration costs	—	—	(75)
Redemption/repurchase of preferred stock	—	(102,500)	(50,199)
Redemption/repurchase of preferred units	(39,087)	(20,000)	(12,335)
Repurchase of common stock	(30,252)	—	(230)
Distributions paid to common shareholders	(43,046)	(43,254)	(39,509)
Distributions paid to preferred shareholders	(41,799)	(42,730)	(44,662)
Distributions paid to noncontrolling interests — common units	(12,856)	(12,856)	(12,856)
Distributions paid to noncontrolling interests — preferred units	(398)	(4,521)	(5,848)

Net cash provided by (used in) financing activities	156,400	(53,656)	545

Net (decrease) increase in cash and cash equivalents	(86)	(203,163)	153,214
Cash and cash equivalents at the beginning of the year	5,066	208,229	55,015

Cash and cash equivalents at the end of the year	$4,980	$5,066	$208,229

Supplemental disclosures:
Interest paid	$5,041	$3,547	$3,523

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2011	2010	2009
	(In thousands)
Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests — common units	$5,689	$901	$30,640
Paid-in capital	$(5,689)	$(901)	$(30,640)
Gain on repurchase of preferred equity:
Preferred stock	$—	$—	$(30,005)
Preferred units	$(8,748)	$—	$(8,997)
Paid-in capital	$8,748	$—	$39,002
Issuance costs related to the redemption/repurchase of preferred equity:
Cumulative distributions	$—	$(3,484)	$(2,783)
Noncontrolling interest — common units	$(1,359)	$(582)	$(580)
Paid-in capital	$1,359	$4,066	$3,363
Mortgage note assumed in property acquisition:
Real estate facilities	$(250,000)	$—	$—
Mortgage notes payable	$250,000	$—	$—

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

1. Organization and description of business

Organization

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of December 31, 2011, PSB owned 76.8% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units are owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”

Description of business

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires, and develops commercial properties, primarily multi-tenant flex, office and industrial space. As of December 31, 2011, the Company owned and operated 27.2 million rentable square feet of commercial space located in eight states. The Company also manages 1.3 million rentable square feet on behalf of PS.

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

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 at December 31, 2011 and 2010.

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

Real estate facilities

Real estate facilities are recorded at cost. Costs related to the renovation or improvement of the properties are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Expenditures that are expected to benefit a period greater than two years and exceed $2,000 are capitalized and depreciated over their estimated useful life. Buildings and improvements are depreciated using the straight-line method over their estimated useful lives, which generally range from five to 30 years. Transaction costs, which include tenant improvements and lease commissions, in excess of $1,000 for leases with terms greater than one year are capitalized and depreciated over their estimated useful lives. Transaction costs for leases of one year or less or less than $1,000 are expensed as incurred.

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

Intangible assets/liabilities

Intangible assets and liabilities include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values (included in other assets and accrued liabilities in the accompanying consolidated balance sheets) are amortized to rental income over the remaining non-cancelable terms of the respective leases. The Company recorded net amortization of $843,000, $571,000 and $252,000 of intangible assets and liabilities resulting from the above-market and below-market lease values during the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, the value of in-place leases resulted in a net intangible asset of $6.9 million, net of $2.3 million of accumulated amortization with a weighted average amortization period of

5.6 years, and a net intangible liability of $6.4 million, net of $1.1 million of accumulated amortization with a weighted average amortization period of 4.6 years. As of December 31, 2010, the value of in-place leases resulted in a net intangible asset of $5.4 million, net of $2.1 million of accumulated amortization and a net intangible liability of $2.2 million, net of $1.5 million of accumulated amortization.

Evaluation of asset impairment

The Company evaluates its assets used in operations by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the estimated undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At December 31, 2011, the Company did not consider any assets to be impaired.

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

For the years ended December 31, 2011, 2010 and 2009 no material casualty losses were recorded.

Stock compensation

All share-based payments to employees, including grants of employee stock options, are recognized as stock compensation in the Company’s income statement based on their grant date fair values. See Note 10.

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

Income taxes

The Company has qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its REIT taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2011, 2010 and 2009 and intends to continue to meet such requirements. Accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.

The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of December 31, 2011, the Company did not recognize any tax benefit for uncertain tax positions.

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

Net income allocation

Net income was allocated as follows for the years ended December 31, (in thousands):

	2011	2010	2009
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units:
Continuing operations	$14,833	$10,309	$19,012
Discontinued operations	710	1,285	718

Total net income allocable to noncontrolling interests — common units	15,543	11,594	19,730

Noncontrolling interests — preferred units:
Distributions to preferred unit holders	398	4,521	5,848
Issuance costs related to the redemption of preferred units	—	582	—
Gain on repurchase of preferred units, net of issuance costs	(7,389)	—	(8,417)

Total net income allocable to noncontrolling interests — preferred units	(6,991)	5,103	(2,569)

Total net income allocable to noncontrolling interests	8,552	16,697	17,161

Net income allocable to PS Business Parks, Inc.:
Common shareholders:
Continuing operations	49,781	34,640	57,247
Discontinued operations	2,381	4,319	2,166

Total net income allocable to common shareholders	52,162	38,959	59,413
Preferred shareholders:
Distributions to preferred shareholders	41,799	42,730	44,662
Issuance costs related to the redemption of preferred stock	—	3,484	—
Gain on repurchase of preferred stock, net of issuance costs	—	—	(27,222)

Total net income allocable to preferred shareholders	41,799	46,214	17,440

Restricted stock unit holders:
Continuing operations	121	135	312
Discontinued operations	6	17	13

Total net income allocable to restricted stock unit holders	127	152	325

Total net income allocable to PS Business Parks, Inc	94,088	85,325	77,178

Net income	$102,640	$102,022	$94,339

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

	2011	2010	2009
Net income allocable to common shareholders	$52,162	$38,959	$59,413

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	24,516	24,546	21,998
Net effect of dilutive stock compensation — based on treasury stock method using average market price	83	141	130

Diluted weighted average common shares outstanding	24,599	24,687	22,128

Net income per common share — Basic	$2.13	$1.59	$2.70

Net income per common share — Diluted	$2.12	$1.58	$2.68

Options to purchase 92,000, 78,000 and 126,000 shares for the years ended December 31 2011, 2010 and 2009, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.

Segment reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2010 and 2009 in order to conform to the 2011 presentation.

3. Real estate facilities

The activity in real estate facilities for the years ended December 31, 2011, 2010, and 2009 is as follows (in thousands):

	Land	Buildings and Equipment	Accumulated Depreciation	Total
Balances at December 31, 2008	$491,536	$1,501,161	$(630,318)	$1,362,379
Capital improvements, net	—	29,513	—	29,513
Disposals	—	(11,267)	11,267	—
Depreciation expense	—	—	(85,094)	(85,094)
Transfer to properties held for dispositions	—	(215)	999	784

Balances at December 31, 2009	491,536	1,519,192	(703,146)	1,307,582
Acquisition of real estate facilities	71,142	223,428	—	294,570
Capital improvements, net	—	40,378	—	40,378
Disposals	—	(9,237)	9,237	—
Depreciation expense	—	—	(78,868)	(78,868)
Transfer to properties held for dispositions	—	(79)	370	291

Balances at December 31, 2010	562,678	1,773,682	(772,407)	1,563,953
Acquisition of real estate facilities	210,255	344,760	—	555,015
Capital improvements, net	—	49,624	—	49,624
Disposals	—	(10,150)	10,150	—
Depreciation expense	—	—	(84,682)	(84,682)
Transfer to properties held for dispositions	—	(187)	140	(47)

Balances at December 31, 2011	$772,933	$2,157,729	$(846,799)	$2,083,863

The unaudited basis of real estate facilities for federal income tax purposes was approximately $2.0 billion at December 31, 2011. The Company had approximately 25.2% of its properties, in terms of net book value, encumbered by mortgage debt at December 31, 2011.

On December 20, 2011, the Company acquired a 5.3 million square foot industrial and flex portfolio located in the Northern California Bay Area (the “Portfolio”), with concentrations in Oakland, Hayward, Fremont, Milpitas, San Jose, Santa Clara and Sunnyvale, for an aggregate purchase price of $520.0 million. In connection with the transaction, the Company assumed a $250.0 million mortgage note described in Note 6. The Company also obtained a $250.0 million unsecured three-year term loan described in Note 5.

The following table summarizes the assets acquired and liabilities assumed for the Portfolio acquisition during the year ended December 31, 2011 (in thousands):

Land	$202,131
Buildings and improvements	320,210
Above-market in-place lease value	2,372
Below-market in-place lease value	(4,713)

Total purchase price	520,000
Mortgage note assumed	(250,000)
Net operating assets acquired and liabilities assumed	5,171

Total cash paid	$275,171

The results of operations of the Portfolio acquired have been included in our consolidated financial statements since the date of acquisition of December 20, 2011. The unaudited pro forma data presented below assumes that the Portfolio acquisition occurred as of the beginning of the respective periods, and includes pro forma adjustments to (i) increase depreciation expense to reflect our book basis for buildings and improvements acquired, (ii) increase amortization expense to reflect the above-market and below-market in-place lease value acquired, (iii) increase interest expense to reflect the financing of the Portfolio acquisition related to the

$250.0 million mortgage note assumption, borrowings from the term loan and credit facility. There was $1.2 million and $838,000 of rental income and net income, respectively, related to the Portfolio acquisition for the year ended December 31, 2011 reported in the Company’s consolidated statements of income. The Company’s unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Portfolio acquisition been consummated at the beginning of the periods presented.

	For The Years Ended December 31,
	2011	2010
Pro Forma Revenues	$337,042	$318,146
Pro Forma Net income	$95,595	$91,088
Pro Forma Net income per common share:
Basic	$1.91	$1.24
Diluted	$1.90	$1.24

On October 13, 2011, the Company acquired an 80,000 square foot multi-tenant office building in Las Colinas, Texas, for $2.8 million. On August 19, 2011, the Company acquired a 46,000 square foot multi-tenant flex building located within its Miami International Commerce Center in Miami, Florida, for $3.5 million. On June 1, 2011, the Company acquired a 140,000 square foot multi-tenant office building, known as the Warren Building, located in Tysons Corner, Virginia, for $27.1 million. In connection with this purchase, the Company received a $298,000 credit for committed tenant improvements and leasing commissions. The Company incurred and expensed acquisition transaction costs of $3.1 million for the year ended December 31, 2011.

On December 15, 2010, the Company acquired Westpark Business Campus, a seven-building multi-tenant office park aggregating 735,000 square feet in Tysons Corner, Virginia, for $140.0 million. In connection with this purchase, the Company received a $1.9 million credit for committed tenant improvements. On July 30, 2010, the Company acquired a two-building multi-tenant office park, known as Tysons Corporate Center, aggregating 270,000 square feet in Tysons Corner, Virginia, for $35.4 million. On June 18, 2010, the Company acquired Parklawn Business Park, a 232,000 square foot multi-tenant office and flex park located in Rockville, Maryland, for $23.4 million. On April 21, 2010, the Company acquired a portfolio of assets in Austin, Texas, aggregating 704,000 square feet of multi-tenant flex parks for $42.9 million. In connection with this purchase, the Company received a $129,000 credit for committed tenant improvements. On March 16, 2010, the Company acquired Shady Grove Executive Center, a 350,000 square foot multi-tenant office park located in Rockville, Maryland, for $60.0 million. In connection with this purchase, the Company received a $1.6 million credit for committed tenant improvements and lease commissions. The Company incurred and expensed acquisition transaction costs of $3.3 million for the year ended December 31, 2010. The Company did not acquire any assets or assume any liabilities during the year ended December 31, 2009.

The following table summarizes the assets acquired and liabilities assumed during the years ended December 31, (in thousands):

	2011	2010
Land	$210,255	$71,142
Buildings and improvements	344,760	223,428
Above-market in-place lease value	2,915	6,304
Below-market in-place lease value	(4,768)	(2,348)

Total purchase price	553,162	298,526
Mortgage noted assumed	(250,000)	—
Net operating assets acquired and liabilities assumed	(5,424)	(2,275)

Total cash paid	$297,738	$296,251

The purchase price of acquired properties is recorded to land, buildings and improvements and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized lease commissions, value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values. Acquisition-related costs are expensed as incurred.

In determining the fair value of the tangible assets of the acquired properties, management considers the value of the properties as if vacant as of the acquisition date. Management must make significant assumptions in determining the value of assets acquired and liabilities assumed. Using different assumptions in the recording of the purchase cost of the acquired properties would affect the timing of recognition of the related revenue and expenses. Amounts recorded to land are derived from comparable sales of land within the same region. Amounts recorded to buildings and improvements, tenant improvements and unamortized lease commissions are based on current market replacement costs and other market information. The amount recorded to acquired in-place leases is determined based on management’s assessment of current market conditions and the estimated lease-up periods for the respective spaces.

In addition to the 2010 acquisitions, the Company also completed construction on a parcel of land within the Miami International Commerce Center in Miami, Florida, which added 75,000 square feet of rentable small tenant industrial space.

In August, 2011, the Company completed the sale of Westchase Corporate Park, a 177,000 square foot flex park consisting of 13 buildings in Houston, Texas, for a gross sales price of $9.8 million, resulting in a net gain of $2.7 million.

In January, 2010, the Company completed the sale of a 131,000 square foot office building located in Houston, Texas, for a gross sales price of $10.0 million, resulting in a net gain of $5.2 million.

In May, 2009, the Company sold 3.4 acres of land held for development in Portland, Oregon, for a gross sales price of $2.7 million, resulting in a net gain of $1.5 million.

The following table summarizes the condensed results of operations for the properties sold during 2011, 2010 and 2009 (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Rental income	$1,097	$1,856	$4,460
Cost of operations	(577)	(961)	(1,968)
Depreciation	(140)	(427)	(1,083)

Income from discontinued operations	$380	$468	$1,409

In addition to minimum rental payments, tenants reimburse the Company for their pro rata share of specified operating expenses, which amounted to $486,000, $719,000, and $942,000, for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts are included as rental income in the table presented above.

4. Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues excluding recovery of operating expenses as of December 31, 2011 under these leases are as follows (in thousands):

2012	$244,315
2013	184,735
2014	125,839
2015	82,629
2016	57,830
Thereafter	87,428

Total	$782,776

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $59.7 million, $57.3 million and $54.5 million, for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 6.5% of total leased square footage are subject to termination options which include leases accounting for 1.9% of total leased square footage having termination options exercisable through December 31, 2012 (unaudited). In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

5. Bank loans

On August 3, 2011, the Company modified the terms of its line of credit (the “Credit Facility”) with Wells Fargo Bank. The modification of the Credit Facility increased the borrowing limit to $250.0 million and extended the expiration to August 1, 2015. The modified rate of interest charged on borrowings is equal to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.00% to LIBOR plus 1.85% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 1.10%. In addition, the Company is required to pay an annual facility fee ranging from 0.15% to 0.45% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). As of December 31, 2011, the Company had $185.0 million outstanding on the Credit Facility at an interest rate of 1.41%. Subsequent to December 31, 2011, the Company repaid $85.0 million on the Credit Facility reducing the outstanding balance to $100.0 million as of February 24, 2012. The Company had $93.0 million outstanding on the Credit Facility at an interest rate of 2.11% at December 31, 2010. The Company had $1.1 million and $356,000 of unamortized commitment fees as of December 31, 2011 and 2010, respectively. The Credit Facility requires the Company to meet certain covenants, with which the Company was in compliance at December 31, 2011and 2010. Interest on outstanding borrowings is payable monthly.

In connection with the Northern California Portfolio acquisition described in Note 3, the Company entered into a term loan on December 20, 2011 with Wells Fargo Bank, National Association, as Administrative Agent and the lenders named therein (the “Term Loan”). Pursuant to the Term Loan, the Company borrowed $250.0 million for a three year term through December 20, 2014. However, the maturity date of the Term Loan Agreement can be extended by one year at the Company’s election. Interest on the amounts borrowed under the Term Loan will accrue based on an applicable rate ranging from LIBOR plus 1.15% to LIBOR plus 2.25% depending on the Company’s credit ratings. Currently, the Company’s rate under the Term Loan is LIBOR plus 1.20% (1.50% at December 31, 2011). The Company had $729,000 of unamortized commitment fees as of December 31, 2011. The covenants and events of default contained in the Credit Facility are incorporated into the Term Loan by reference, and the Term Loan is cross-defaulted to the Credit Facility. The Term Loan can be repaid in full or part prior to its maturity without penalty.

6. Mortgage notes payable

Mortgage notes payable consist of the following (in thousands):

	December 31, 2011	December 31, 2010
5.73% mortgage note, secured by one commercial property with a net book value of $28.0 million, principal and interest payable monthly, due March, 2013	$13,436	$13,729
5.52% mortgage note, secured by one commercial property with a net book value of $15.1 million, principal and interest payable monthly, due May, 2013	9,311	9,572
5.68% mortgage note, secured by one commercial property with a net book value of $16.8 million, principal and interest payable monthly, due May, 2013	9,337	9,594
5.45% mortgage note, secured by 4.8 million square feet with a net book value of $464.6 million, interest payable monthly, due December, 2016	250,000	—
6.15% mortgage note, repaid October, 2011 (1)	—	15,950
5.61% mortgage note, repaid January, 2011(2)	—	2,666

Total	$282,084	$51,511

(1)	The unamortized premium was $209,000 as of December 31, 2010.

(2)	The unamortized premium was $6,000 as of December 31, 2010.

At December 31, 2011, mortgage notes payable had a weighted average interest rate of 5.47% and a weighted average maturity of 4.6 years with principal payments as follows (in thousands):

2012	$856
2013	31,228
2014	—
2015	—
2016	250,000

Total	$282,084

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

At December 31, 2011, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. On a fully converted basis, assuming all 7,305,355 noncontrolling interests — common units were converted into shares of common stock of PSB at December 31, 2011, the noncontrolling interests — common units would convert into 23.2% of the common shares outstanding. Combined with PS’s common stock ownership, on a fully converted basis, PS has a combined ownership of 41.7% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the noncontrolling interest based upon the ownership interest, and an adjustment is made to the noncontrolling interest, with a corresponding adjustment to paid-in capital, to reflect the noncontrolling interests’ equity interest in the Company.

Preferred partnership units

Through the Operating Partnership, the Company had the following preferred units outstanding as of December 31, 2011 and 2010:

				December 31, 2011		December 31, 2010
Series	Issuance Date	Earliest Potential Redemption Date	Dividend Rate	Units Outstanding	Amount (in thousands)	Units Outstanding	Amount (in thousands)
Series N	December, 2005	December, 2010	7.125%	223,300	$5,583	223,300	$5,583
Series J	May & June, 2004	N/A	7.500%	—	—	1,710,000	42,750
Series Q	March, 2007	N/A	6.550%	—	—	203,400	5,085

Total				223,300	$5,583	2,136,700	$53,418

In February, 2011, the Company paid an aggregate of $39.1 million to repurchase 1,710,000 units of its 7.50% Series J Cumulative Redeemable Preferred Units and 203,400 units of its 6.55% Series Q Cumulative Redeemable Preferred Units for a weighted average purchase price of $20.43 per unit. The aggregate par value of the repurchased preferred units was $47.8 million, which generated a gain of $7.4 million, net of original issuance costs of $1.4 million, which was added to net income allocable to common shareholders and unit holders for the year ended December 31, 2011.

On May 12, 2010, the Company redeemed 800,000 units of its 7.950% Series G Cumulative Redeemable Preferred Units for $20.0 million. The Company reported the excess of the redemption amount over the carrying amount of $582,000, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the year ended December 31, 2010.

During the first quarter of 2009, the Company paid $12.3 million to repurchase 853,300 units of various series of Cumulative Redeemable Preferred Units for a weighted average purchase price of $14.46 per unit. The aggregate par value of the repurchased preferred units was $21.3 million, which generated a gain of $8.4 million, net of original issuance costs of $580,000, which was added to net income allocable to common shareholders and unit holders for the year ended December 31, 2009.

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

As of December 31, 2011 and 2010, the Company had $149,000 and $1.5 million, respectively, of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.

8. Related party transactions

On February 9, 2011, the Company entered into an agreement with PS to borrow $121.0 million with a maturity date of August 9, 2011 at an interest rate of LIBOR plus 0.85%. The Company repaid, in full, the note payable to PS upon maturity. Interest expense under this note payable was $664,000 for the year ended December 31, 2011.

Concurrent with the public offering that closed August 14, 2009, as discussed in Note 9, the Company sold 383,333 shares of common stock to PS for net proceeds of $17.8 million.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services, which are allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $442,000, $543,000 and $372,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Operating Partnership manages industrial, office and retail facilities for PS. These facilities, all located in the United States, operate under the “Public Storage” or “PS Business Parks” names. The PS Business Parks name and logo is owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.

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

The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under this contract were $684,000, $672,000 and $698,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

PS also provides property management services for the self-storage component of two assets owned by the Company. These self-storage facilities, located in Palm Beach County, Florida, operate under the “Public Storage” name.

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

Either the Company or PS can cancel the property management contract upon 60 days notice. Management fee expenses under the contract were $52,000, $48,000 and $50,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company had amounts due from PS of $205,000 and $530,000 at December 31, 2011 and 2010, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

9. Shareholders’ equity

Preferred stock

As of December 31, 2011 and 2010, the Company had the following series of preferred stock outstanding:

				December 31, 2011		December 31, 2010
Series	Issuance Date	Earliest Potential Redemption Date	Dividend Rate	Shares Outstanding	Amount (in thousands)	Shares Outstanding	Amount (in thousands)
Series H	January & October, 2004	January, 2009	7.000%	6,340,776	$158,520	6,340,776	$158,520
Series I	April, 2004	April, 2009	6.875%	2,745,050	68,626	2,745,050	68,626
Series M	May, 2005	May, 2010	7.200%	3,182,000	79,550	3,182,000	79,550
Series O	June & August, 2006	June, 2011	7.375%	3,384,000	84,600	3,384,000	84,600
Series P	January, 2007	January, 2012	6.700%	5,290,000	132,250	5,290,000	132,250
Series R	October, 2010	October, 2015	6.875%	3,000,000	75,000	3,000,000	75,000

Total				23,941,826	$598,546	23,941,826	$598,546

Subsequent to December 31, 2011, the Company issued $230.0 million or 9,200,000 depositary shares, each representing 1/1,000 of a share of the 6.45% Cumulative Preferred Stock, Series S, at $25.00 per depositary share. Additionally, the Company completed the redemption of its 7.20% Cumulative Preferred Stock, Series M, at its par value of $79.6 million and its 7.375% Cumulative Preferred Stock, Series O, at its par value of $84.6 million. The Company will report the excess of the redemption amount over the carrying amount of $5.3 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders during the first quarter of 2012.

On October 15, 2010, the Company issued 3,000,000 depositary shares, each representing 1/1,000 of a share of the 6.875% Cumulative Preferred Stock, Series R, at $25.00 per depositary share for gross proceeds of $75.0 million.

On November 8, 2010, the Company redeemed 1,935,000 depositary shares, each representing 1/1,000 of a share of the 7.60% Cumulative Preferred Stock, Series L, for $48.4 million. The Company reported the excess of the redemption amount over the carrying amount of $1.6 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the year ended December 31, 2010.

On June 7, 2010, the Company redeemed 2,165,000 depositary shares, each representing 1/1,000 of a share of the 7.950% Cumulative Preferred Stock, Series K, for $54.1 million. The Company reported the excess of the redemption amount over the carrying amount of $1.9 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the year ended December 31, 2010.

During the first quarter of 2009, The Company paid $50.2 million to repurchase 3,208,174 depositary shares, each representing 1/1,000 of a share of various series of Cumulative Redeemable Preferred Stock for a weighted average purchase price of $15.65 per depositary share. The aggregate par value of the repurchased preferred stock was $80.2 million, which generated a gain of $27.2 million, net of original issuance costs of $2.8 million, was added to net income allocable to common shareholders and unit holders for the year ended December 31, 2009.

The Company paid $41.8 million, $42.7 million and $44.7 million in distributions to its preferred shareholders for the years ended December 31, 2011, 2010 and 2009, respectively.

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At December 31, 2011, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. As of December 31, 2011 and 2010, the Company had $19.7 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock

On August 14, 2009, the Company sold 3,450,000 shares of common stock in a public offering and concurrently sold 383,333 shares of common stock to PS. The aggregate net proceeds were $171.2 million.

The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the year ended December 31, 2011, the Company repurchased 591,500 shares of common stock at an aggregate cost of $30.3 million, or an average cost per share of $51.14. Since inception of the program, the Company has repurchased an aggregate of 4.9 million shares of common stock at an aggregate cost of $183.9 million or an average cost per share of $37.64. Under existing board authorizations, the Company can repurchase an additional 1.6 million shares. No shares of common stock were repurchased under this program during the years ended December 31, 2010 and 2009.

The Company paid $43.0 million ($1.76 per common share), $43.3 million ($1.76 per common share) and $39.5 million ($1.76 per common share) in distributions to its common shareholders for the years ended December 31, 2011, 2010 and 2009, respectively. The portion of the distributions classified as ordinary income was 100.0% for the years ended December 31, 2011, 2010 and 2009. No portion of the distributions was classified as long-term capital gain income for the years ended December 31, 2011, 2010 and 2009. Percentages in the two preceding sentences are unaudited.

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

Generally, options under the 1997 Plan vest over a three-year period from the date of grant at the rate of one third per year and expire 10 years after the date of grant. Options under the 2003 Plan vest over a five-year period from the date of grant at the rate of one fifth per year and expire 10 years after the date of grant. Generally, restricted stock units granted are subject to a six-year vesting schedule, none in year one and 20% for each of the next five years. Certain restricted stock unit grants are subject to a four-year vesting schedule, with either cliff vesting after year four or none in year one and 33.3% for each of the next three years.

The weighted average grant date fair value of options granted in the years ended December 31, 2011, 2010 and 2009 were $5.38 per share, $6.08 per share and $4.14 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the years ended December 31, 2011, 2010 and 2009, respectively; a dividend yield of 2.9%, 3.3% and 4.4%; expected volatility of 13.9%, 17.5% and 19.4%; expected life of five years; and risk-free interest rates of 1.7%, 2.4% and 2.0%.

The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2011, 2010 and 2009 were $51.63, $54.44 and $35.00, respectively. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant.

At December 31, 2011, there were a combined total of 865,000 options and restricted stock units authorized to grant. Information with respect to outstanding options and nonvested restricted stock units granted under the 1997 Plan and 2003 Plan is as follows:

Options:	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	556,353	$39.00
Granted	26,000	$40.50
Exercised	(35,100)	$33.53
Forfeited	(4,501)	$38.16

Outstanding at December 31, 2009	542,752	$39.43

Granted	291,000	$52.79
Exercised	(243,936)	$31.90
Forfeited	(12,000)	$58.19

Outstanding at December 31, 2010	577,816	$48.95

Granted	14,000	$60.66
Exercised	(24,600)	$42.67
Forfeited	—	$—

Outstanding at December 31, 2011	567,216	$49.51	5.68 Years	$4,041

Exercisable at December 31, 2011	307,216	$46.70	3.73 Years	$3,148

Restricted Stock Units:	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	229,688	$54.81
Granted	11,700	$35.00
Vested	(114,797)	$53.94
Forfeited	(7,500)	$55.96

Nonvested at December 31, 2009	119,091	$53.64

Granted	13,900	$54.44
Vested	(44,857)	$53.84
Forfeited	(2,460)	$55.90

Nonvested at December 31, 2010	85,674	$53.60

Granted	8,700	$51.63
Vested	(29,890)	$55.88
Forfeited	(5,260)	$52.70

Nonvested at December 31, 2011	59,224	$52.24

Included in the Company’s consolidated statements of income for the years ended December 31, 2011, 2010 and 2009 was $486,000, $509,000 and $467,000, respectively, in net compensation expense related to stock options. Net compensation expense of $920,000, $1.5 million and $2.3 million related to restricted stock units was recognized during the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, there was $1.2 million of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 3.2 years. As of December 31, 2011, there was $2.1 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 3.4 years.

Cash received from 24,600 stock options exercised for the year ended December 31, 2011 was $1.1 million. Cash received from 243,936 stock options exercised during the year ended December 31, 2010 was $7.8 million. Cash received from 35,100 stock options exercised during the year ended December 31, 2009 was $1.2 million. The aggregate intrinsic value of the stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $457,000, $5.3 million and $453,000, respectively.

During the year ended December 31, 2011, 29,890 restricted stock units vested; in settlement of these units, 18,907 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2011 was $1.7 million. During the year ended December 31, 2010, 44,857 restricted stock units vested; in settlement of these units, 27,732 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2010 was $2.4 million. During the year ended December 31, 2009, 114,797 restricted stock units vested; in settlement of these units, 71,160 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2009 was $4.3 million.

In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. In December of 2011, the Director Plan was amended to increase the maximum shares from 5,000 shares to 7,000 shares, 1,000 shares of common stock for each year served as a director. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income was $559,000, $153,000 and $167,000 in compensation expense for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, 2010 and 2009, there was $514,000, $339,000 and $252,000, respectively, of unamortized compensation expense related to these shares. In January, 2011, the Company issued 5,000 shares to a director upon retirement with an aggregate fair value of $290,000. No shares were issued during the years ended December 31, 2010 and 2009.

11. Supplementary quarterly financial data (unaudited)

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(In thousands, except per share data)
Revenues	$73,512	$73,053	$76,562	$74,692

Cost of operations	$25,708	$24,213	$24,884	$25,343

Net income allocable to common shareholders	$16,562	$11,374	$15,444	$8,801

Net income per share:
Basic	$0.67	$0.46	$0.63	$0.36

Diluted	$0.67	$0.46	$0.63	$0.36

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(In thousands, except per share data)
Revenues	$66,648	$69,432	$69,773	$70,799

Cost of operations	$22,741	$21,476	$22,743	$22,670

Net income allocable to common shareholders	$11,740	$9,229	$9,608	$8,375

Net income per share:
Basic	$0.48	$0.38	$0.39	$0.34

Diluted	$0.48	$0.37	$0.39	$0.34

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

13. 401(K) Plan

The Company has a 401(K) savings plan (the “Plan”) in which all eligible employees may participate. The Plan provides for the Company to make matching contributions to all eligible employees up to 4% of their annual salary dependent on the employee’s level of participation. For the years ended December 31, 2011, 2010 and 2009, $328,000, $297,000 and $294,000, respectively, was charged as expense related to this plan.

PS BUSINESS PARKS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(DOLLARS IN THOUSANDS)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2011
Description	Location	Encumbrances	Land	Buildings and Improvements	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year(s) Acquired	Depreciable Lives (Years)
Mesa	Mesa, AZ	$—	$675	$1,692	$2,874	$675	$4,566	$5,241	$3,139	1997	5-30
Corporate/Metro Park Phoenix	Phoenix, AZ	—	5,130	17,514	2,427	5,130	19,941	25,071	9,875	1999/2003	5-30
Tempe/McKellips	Tempe, AZ	—	195	522	625	195	1,147	1,342	743	1997	5-30
University	Tempe, AZ	—	2,805	7,107	6,027	2,805	13,134	15,939	8,508	1997	5-30
Concord Business Park	Concord, CA	—	12,454	20,491	—	12,454	20,491	32,945	—	2011	5-30
Bayview Business Park	Fremont, CA	7,300	4,990	4,831	—	4,990	4,831	9,821	—	2011	5-30
Christy Business Park	Fremont, CA	14,200	11,450	16,254	—	11,450	16,254	27,704	—	2011	5-30
Industrial Drive Distribution Center	Fremont, CA	5,300	7,482	6,812	—	7,482	6,812	14,294	—	2011	5-30
Bay Center Business Park	Hayward, CA	27,500	19,052	50,501	—	19,052	50,501	69,553	—	2011	5-30
Cabot Distribution Center	Hayward, CA	9,300	5,859	10,811	—	5,859	10,811	16,670	—	2011	5-30
Diablo Business Park	Hayward, CA	—	9,102	15,721	—	9,102	15,721	24,823	—	2011	5-30
Eden Landing	Hayward, CA	4,800	3,275	6,174	—	3,275	6,174	9,449	—	2011	5-30
Hayward Business Park	Hayward, CA	46,400	28,256	54,418	—	28,256	54,418	82,674	—	2011	5-30
Huntwood Business Park	Hayward, CA	11,600	7,391	11,819	—	7,391	11,819	19,210	—	2011	5-30
Parkway Commerce	Hayward, CA	—	4,398	10,433	3,835	4,398	14,268	18,666	7,585	1997	5-30
Dixon Landing Business Park	Milpitas, CA	30,000	26,301	21,121	—	26,301	21,121	47,422	—	2011	5-30
Monterey/Calle	Monterey, CA	—	288	706	285	288	991	1,279	556	1997	5-30
Port of Oakland	Oakland, CA	10,800	5,638	11,066	—	5,638	11,066	16,704	—	2011	5-30
Northpointe Business Center	Sacramento, CA	—	3,031	13,826	5,603	3,031	19,429	22,460	11,480	1999	5-30
Sacramento/Northgate	Sacramento, CA	—	1,710	4,567	3,031	1,710	7,598	9,308	4,697	1997	5-30
Charcot Business Park	San Jose, CA	10,300	8,086	11,546	—	8,086	11,546	19,632	—	2011
Las Plumas	San Jose, CA	—	4,379	12,889	5,599	4,379	18,488	22,867	11,436	1998	5-30
Little Orchard Distribution Center	San Jose, CA	5,900	7,725	3,846	—	7,725	3,846	11,571	—	2011
Montague Industrial Park	San Jose, CA	14,200	14,476	12,807	—	14,476	12,807	27,283	—	2011
Oakland Road	San Jose, CA	—	3,458	8,765	2,629	3,458	11,394	14,852	6,207	1997	5-30
Rogers Ave	San Jose, CA	—	3,540	4,896	340	3,540	5,236	8,776	1,806	2006	5-30
Doolittle Business Park	San Leandro, CA	4,500	3,929	6,231	—	3,929	6,231	10,160	—	2011
San Ramon/Norris Canyon	San Ramon, CA	—	1,486	3,642	1,178	1,486	4,820	6,306	2,551	1997	5-30
Commerce Park	Santa Clara, CA	—	17,218	21,914	3,417	17,218	25,331	42,549	12,783	2007	5-30
Santa Clara Tech Park	Santa Clara, CA	—	7,673	15,645	2,236	7,673	17,881	25,554	8,656	2000	5-30
Walsh at Lafayette	Santa Clara, CA	19,300	13,437	17,890	—	13,437	17,890	31,327	—	2011
Airport Blvd.	So. San Francisco, CA	—	899	2,387	630	899	3,017	3,916	1,556	1997	5-30
So. San Francisco/Produce	So. San Francisco, CA	—	776	1,886	393	776	2,279	3,055	1,162	1997	5-30
Kifer Industrial Park	Sunnyvale, CA	28,600	13,227	37,874	—	13,227	37,874	51,101	—	2011
Buena Park Industrial Center	Buena Park, CA	—	3,245	7,703	1,911	3,245	9,614	12,859	5,082	1997	5-30
Carson	Carson, CA	—	990	2,496	1,286	990	3,782	4,772	2,164	1997	5-30
Cerritos Business Center	Cerritos, CA	—	4,218	10,273	3,196	4,218	13,469	17,687	7,295	1997	5-30

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2011
Description	Location	Encumbrances	Land	Buildings and Improvements	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year(s) Acquired	Depreciable Lives (Years)
Cerritos/Edwards	Cerritos, CA	—	450	1,217	1,172	450	2,389	2,839	1,235	1997	5-30
Culver City	Culver City, CA	—	3,252	8,157	5,369	3,252	13,526	16,778	7,671	1997	5-30
Corporate Pointe	Irvine, CA	—	6,876	18,519	6,177	6,876	24,696	31,572	13,371	2000	5-30
Laguna Hills Commerce Center	Laguna Hills, CA	—	16,261	39,559	4,479	16,261	44,038	60,299	21,828	1997	5-30
Plaza Del Lago	Laguna Hills, CA	—	2,037	5,051	3,500	2,037	8,551	10,588	5,227	1997	5-30
Canada	Lake Forest, CA	—	5,508	13,785	4,579	5,508	18,364	23,872	9,834	1997	5-30
Monterey Park	Monterey Park, CA	—	3,078	7,862	1,322	3,078	9,184	12,262	4,849	1997	5-30
Orange County Business Center	Orange County, CA	—	9,405	35,746	15,698	9,405	51,444	60,849	35,471	2003	5-30
Orangewood	Orange County, CA	—	2,637	12,291	3,121	2,637	15,412	18,049	7,178	2003	5-30
Kearney Mesa	San Diego, CA	—	2,894	7,089	2,568	2,894	9,657	12,551	5,187	1997	5-30
Lusk	San Diego, CA	—	5,711	14,049	5,072	5,711	19,121	24,832	10,519	1997	5-30
Rose Canyon Business Park	San Diego, CA	13,436	15,129	20,054	1,667	15,129	21,721	36,850	8,820	2005	5-30
Signal Hill	Signal Hill, CA	—	6,693	12,699	2,039	6,693	14,738	21,431	6,502	1997/2006	5-30
Studio City/Ventura	Studio City, CA	—	621	1,530	346	621	1,876	2,497	1,038	1997	5-30
Torrance	Torrance, CA	—	2,318	6,069	2,457	2,318	8,526	10,844	4,655	1997	5-30
Boca Commerce	Boca Raton, FL	9,311	7,795	9,258	936	7,795	10,194	17,989	2,898	2006	5-30
MICC	Miami, FL	—	89,529	105,370	33,365	89,529	138,735	228,264	64,411	2003/2011	5-30
Wellington	Wellington, FL	9,337	10,845	18,560	1,278	10,845	19,838	30,683	5,266	2006	5-30
Ammendale	Beltsville, MD	—	4,278	18,380	8,012	4,278	26,392	30,670	16,766	1998	5-30
Gaithersburg/Christopher	Gaithersburg, MD	—	475	1,203	514	475	1,717	2,192	984	1997	5-30
Metro Park	Rockville, MD	—	33,995	94,463	30,134	33,995	124,597	158,592	65,747	2001	5-30
Parklawn Business Park	Rockville, MD	—	3,387	19,628	1,586	3,387	21,214	24,601	2,235	2010	5-30
Shady Grove	Rockville, MD	—	5,372	50,727	5,895	5,372	56,622	61,994	5,326	2010	5-30
Westech Business Park	Silver Spring, MD	—	25,261	74,572	9,175	25,261	83,747	109,008	36,323	2006	5-30
Cornell Oaks	Beaverton, OR	—	20,616	63,235	13,843	20,616	77,078	97,694	38,868	2001	5-30
Creekside	Beaverton, OR	—	15,007	47,125	20,547	15,007	67,672	82,679	39,963	1998/2000	5-30
Milwaukie	Milwaukie, OR	—	1,125	2,857	1,570	1,125	4,427	5,552	2,428	1997	5-30
Empire Commerce	Dallas, TX	—	304	1,545	805	304	2,350	2,654	1,460	1998	5-30
Northgate	Dallas, TX	—	1,274	5,505	3,312	1,274	8,817	10,091	4,947	1998	5-30
Westwood Business Park	Farmers Branch, TX	—	941	6,884	1,586	941	8,470	9,411	3,715	2003	5-30
Eastgate	Garland, TX	—	480	1,203	516	480	1,719	2,199	977	1997	5-30
NFTZ (1)	Irving, TX	—	1,517	6,499	1,822	1,517	8,321	9,838	5,117	1998	5-30
Royal Tech	Irving, TX	—	13,989	54,113	18,495	13,989	72,608	86,597	38,787	1998-2000/2011	5-30
La Prada	Mesquite, TX	—	495	1,235	616	495	1,851	2,346	1,047	1997	5-30
The Summit	Plano, TX	—	1,536	6,654	3,711	1,536	10,365	11,901	6,336	1998	5-30
Richardson/Business Parkway	Richardson, TX	—	799	3,568	2,204	799	5,772	6,571	3,649	1998	5-30
Ben White	Austin, TX	—	1,550	7,015	1,171	1,550	8,186	9,736	4,256	1998	5-30
Lamar Business Park	Austin, TX	—	2,528	6,596	3,909	2,528	10,505	13,033	7,570	1997	5-30
McKalla	Austin, TX	—	1,411	6,384	1,891	1,411	8,275	9,686	4,879	1998	5-30
Rutland	Austin, TX	—	2,022	9,397	3,458	2,022	12,855	14,877	6,092	1998/1999	5-30
Waterford	Austin, TX	—	2,108	9,649	3,065	2,108	12,714	14,822	7,154	1999	5-30

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2011
Description	Location	Encumbrances	Land	Buildings and Improvements	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year(s) Acquired	Depreciable Lives (Years)
Braker Business Park	Austin, TX	—	1,874	13,990	439	1,874	14,429	16,303	2,022	2010	5-30
McNeil	Austin, TX	—	1,642	10,946	1,456	1,642	12,402	14,044	3,341	1999/2010	5-30
Mopac Business Park	Austin, TX	—	719	3,579	266	719	3,845	4,564	482	2010	5-30
Southpark Business Park	Austin, TX	—	1,266	9,882	475	1,266	10,357	11,623	1,409	2010	5-30
Quail Valley	Missouri City, TX	—	360	918	1,040	360	1,958	2,318	1,099	1997	5-30
Bren Mar	Alexandria, VA	—	2,197	5,380	3,342	2,197	8,722	10,919	5,029	1997	5-30
Eisenhower	Alexandria, VA	—	1,440	3,635	2,306	1,440	5,941	7,381	3,675	1997	5-30
Beaumont	Chantilly, VA	—	4,736	11,051	1,722	4,736	12,773	17,509	5,198	2006	5-30
Dulles South/Sullyfield	Chantilly, VA	—	1,373	6,810	2,337	1,373	9,147	10,520	4,885	1999	5-30
Lafayette	Chantilly, VA	—	1,680	13,398	4,100	1,680	17,498	19,178	10,065	1999/2000	5-30
Park East	Chantilly, VA	—	3,851	18,029	8,319	3,851	26,348	30,199	12,609	1999	5-30
Fair Oaks Business Park	Fairfax, VA	—	13,598	36,232	4,849	13,598	41,081	54,679	18,694	2004/2007	5-30
Prosperity Business Campus	Fairfax, VA	—	23,147	67,575	21,183	23,147	88,758	111,905	44,885	2001	5-30
Monroe	Herndon, VA	—	6,737	18,911	9,211	6,737	28,122	34,859	16,176	1997/1999	5-30
Gunston	Lorton, VA	—	4,146	17,872	3,655	4,146	21,527	25,673	11,904	1998	5-30
Westpark Business Campus	McLean, VA	—	53,882	111,253	8,809	53,882	120,062	173,944	7,048	2010/2011	5-30
Alban Road	Springfield, VA	—	1,935	4,736	4,237	1,935	8,973	10,908	5,672	1997	5-30
I-95	Springfield, VA	—	3,535	15,672	9,816	3,535	25,488	29,023	16,829	2000	5-30
Northpointe	Sterling, VA	—	2,767	8,778	3,839	2,767	12,617	15,384	8,088	1997/1998	5-30
Shaw Road	Sterling, VA	—	2,969	10,008	3,787	2,969	13,795	16,764	8,882	1998	5-30
Tysons Corporate Center	Vienna, VA	—	9,885	25,302	3,111	9,885	28,413	38,298	2,600	2010	5-30
Woodbridge	Woodbridge, VA	—	1,350	3,398	1,622	1,350	5,020	6,370	2,866	1997	5-30
Overlake	Redmond, WA	—	27,761	49,353	4,833	27,761	54,186	81,947	24,662	2007	5-30
Renton	Renton, WA	—	330	889	496	330	1,385	1,715	812	1997	5-30

		$282,084	$772,933	$1,771,975	$385,754	$772,933	$2,157,729	$2,930,662	$846,799

(1)	The Company owns two properties that are subject to ground leases in Las Colinas, Texas, expiring in 2019 and 2020, each with one 10 year extension option.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 2012

PS BUSINESS PARKS, INC.

By:	/s/ Joseph D. Russell, Jr.
Joseph D. Russell, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Havner, Jr. Ronald L. Havner, Jr.	Chairman of the Board	February 24, 2012

/s/ Joseph D. Russell, Jr. Joseph D. Russell, Jr.	President, Director and Chief Executive Officer (principal executive officer)	February 24, 2012

/s/ Edward A. Stokx Edward A. Stokx	Chief Financial Officer (principal financial officer and principal accounting officer)	February 24, 2012

/s/ R. Wesley Burns R. Wesley Burns	Director	February 24, 2012

/s/ Jennifer Holden Dunbar Jennifer Holden Dunbar	Director	February 24, 2012

/s/ Arthur M. Friedman Arthur M. Friedman	Director	February 24, 2012

/s/ James H. Kropp James H. Kropp	Director	February 24, 2012

/s/ Sara Grootwassink Lewis Sara Grootwassink Lewis	Director	February 24, 2012

/s/ Michael V. McGee Michael V. McGee	Director	February 24, 2012

PS BUSINESS PARKS, INC.

EXHIBIT INDEX

(Items 15(a)(3) and 15(b))

3.1	Restated Articles of Incorporation. Filed with Registrant’s Registration Statement on Form S-3 (No. 333-78627) and incorporated herein by reference.
3.2	Restated Bylaws, as amended. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.
3.3	Certificate of Determination of Preferences of 8.75% Series C Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
3.4	Certificate of Determination of Preferences of 8.875% Series X Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
3.5	Amendment to Certificate of Determination of Preferences of 8.875% Series X Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
3.6	Certificate of Determination of Preferences of 8.875% Series Y Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 001-10709) and incorporated herein by reference.
3.7	Certificate of Determination of Preferences of 9.50% Series D Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated May 7, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
3.8	Amendment to Certificate of Determination of Preferences of 9.50% Series D Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
3.9	Certificate of Determination of Preferences of 9 1/4% Series E Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
3.10	Certificate of Determination of Preferences of 8.75% Series F Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated January 18, 2002 (SEC File No. 001-10709) and incorporated herein by reference.
3.11	Certificate of Determination of Preferences of 7.95% Series G Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
3.12	Certificate of Determination of Preferences of 7.00% Series H Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. filed with Registrant’s Current Report on Form 8-K dated January 16, 2004 and incorporated herein by reference.
3.13	Certificate of Determination of Preferences of 6.875% Series I Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated March 31, 2004 and incorporated herein by reference.
3.14	Certificate of Determination of Preferences of 7.50% Series J Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
3.15	Certificate of Determination of Preferences of 7.950% Series K Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated June 24, 2004 and incorporated herein by reference.

3.16	Certificate of Determination of Preferences of 7.60% Series L Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated August 23, 2004 and incorporated herein by reference.
3.17	Certificate of Correction of Certificate of Determination of Preferences for the 7.00% Cumulative Preferred Stock, Series H of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated October 18, 2004 and incorporated herein by reference.
3.18	Amendment to Certificate of Determination of Preferences for the 7.00% Cumulative Preferred Stock, Series H of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated October 18, 2004 and incorporated herein by reference.
3.19	Certificate of Determination of Preferences of 7 1/8% Series N Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference.
3.20	Certificate of Determination of Preferences of 6.70% Series P Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated January 9, 2007 and incorporated herein by reference.
3.21	Certificate of Determination of Preferences of 6.55% Series Q Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated March 16, 2007 and incorporated herein by reference.
3.22	Certificate of Determination of Preferences of 6.875% Cumulative Preferred Stock, Series R of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated October 7, 2010 and incorporated herein by reference.
3.23	Certificate of Determination of Preferences of 6.45% Cumulative Preferred Stock, Series S of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated January 11, 2012 and incorporated herein by reference.
4.1	Deposit Agreement Relating to 7.00% Cumulative Preferred Stock, Series H of PS Business Parks, Inc., dated as of January 15, 2004. Filed with Registrant’s Current Report on Form 8-K dated January 15, 2004 and incorporated herein by reference.
4.2	Deposit Agreement Relating to 6.875% Cumulative Preferred Stock, Series I of PS Business Parks, Inc., dated as of March 31, 2004. Filed with Registrant’s Current Report on Form 8-K dated March 31, 2004 and incorporated herein by reference.
4.3	Deposit Agreement Relating to 6.70% Cumulative Preferred Stock, Series P of PS Business Parks, Inc., dated as of January 9, 2007. Filed with Registrant’s Current Report on Form 8-K dated January 9, 2007 and incorporated herein by reference.
4.4	Deposit Agreement Relating to 6.875% Cumulative Preferred Stock, Series R of PS Business Parks, Inc., dated as of October 7, 2010. Filed with Registrant’s Current Report on Form 8-K dated October 7, 2010 and incorporated herein by reference.
4.5	Deposit Agreement Relating to 6.45% Cumulative Preferred Stock, Series S of PS Business Parks, Inc., dated as of January 10, 2012. Filed with Registrant’s Current Report on Form 8-K dated January 11, 2012 and incorporated herein by reference.
10.1	Amended Management Agreement between Storage Equities, Inc. and Public Storage Commercial Properties Group, Inc. dated as of February 21, 1995. Filed with PS’s Annual Report on Form 10-K for the year ended December 31, 1994 (SEC File No. 001-08389) and incorporated herein by reference.
10.2	Agreement of Limited Partnership of PS Business Parks, L.P. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.3*	Offer Letter/ Employment Agreement between Registrant and Joseph D. Russell, Jr., dated as of September 6, 2002. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
10.4	Form of Indemnity Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.5*	Form of Indemnification Agreement for Executive Officers. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.6	Cost Sharing and Administrative Services Agreement dated as of November 16, 1995 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.7	Amendment to Cost Sharing and Administrative Services Agreement dated as of January 2, 1997 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.8	Accounts Payable and Payroll Disbursement Services Agreement dated as of January 2, 1997 by and between PSCC, Inc. and AOPP LP. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.9	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.875% Series B Cumulative Redeemable Preferred Units, dated as of April 23, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.10	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9.25% Series A Cumulative Redeemable Preferred Units, dated as of April 30, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.11	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.75% Series C Cumulative Redeemable Preferred Units, dated as of September 3, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.12	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.875% Series X Cumulative Redeemable Preferred Units, dated as of September 7, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.13	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to Additional 8.875% Series X Cumulative Redeemable Preferred Units, dated as of September 23, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.14	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.875% Series Y Cumulative Redeemable Preferred Units, dated as of July 12, 2000. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 001-10709) and incorporated herein by reference.
10.15	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9.50% Series D Cumulative Redeemable Preferred Units, dated as of May 10, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
10.16	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9.50% Series D Cumulative Redeemable Preferred Units, dated as of June 18, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
10.17	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 9 1/4% Series E Cumulative Redeemable Preferred Units, dated as of September 21, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
10.18	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 8.75% Series F Cumulative Redeemable Preferred Units, dated as of January 18, 2002. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File No. 001-10709) and incorporated herein by reference.

10.19	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.95% Series G Cumulative Redeemable Preferred Units, dated as of October 30, 2002. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.20	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.00% Series H Cumulative Redeemable Preferred Units, dated as of January 16, 2004. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.21	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 6.875% Series I Cumulative Redeemable Preferred Units, dated as of April 21, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10.22	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.50% Series J Cumulative Redeemable Preferred Units, dated as of May 27, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
10.23	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.50% Series J Cumulative Redeemable Preferred Units, dated as of June 17, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
10.24	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.95% Series K Cumulative Redeemable Preferred Units, dated as of June 30, 2004, filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.25	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.60% Series L Cumulative Redeemable Preferred Units, dated as of August 31, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10.26	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7.00% Series H Cumulative Redeemable Preferred Units, dated as of October 25, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10.27	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 7 1/8% Series N Cumulative Redeemable Preferred Units, dated as of December 12, 2005. Filed with Registrant’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference.
10.28	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 6.70% Series P Cumulative Redeemable Preferred Units, dated as of January 9, 2007. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.29	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 6.55% Series Q Cumulative Redeemable Preferred Units, dated as of March 12, 2007. Filed with Registrant’s Current Report on Form 8-K dated March 16, 2007 and incorporated herein by reference.
10.30	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 6.875% Series R Cumulative Redeemable Preferred Units, dated as of October 15, 2010. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
10.31	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. Relating to 6.45% Series S Cumulative Redeemable Preferred Units, dated as of January 10, 2012. Filed herewith.

10.32	Registration Rights Agreement by and between PS Business Parks, Inc. and GSEP 2005 Realty Corp., dated as of December 12, 2005, relating to 7.125% Series N Cumlative Redeemable Preferred Units. Filed with Registrant’s Current Report on Form 8-K dated December 16, 2005 and incorporated herein by reference.
10.33	Amended and Restated Revolving Credit Agreement dated as of October 29, 2002 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (SEC File No. 001-10709) and incorporated herein by reference.
10.34	Modification Agreement, dated as of December 29, 2003. Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference. This exhibit modifies the Amended and Restated Revolving Credit Agreement dated as of October 29, 2002 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (SEC File No. 001-10709) and incorporated herein by reference.
10.35	Modification Agreement, dated as of January 23, 2004. Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference. This exhibit modifies the Modification Agreement dated as of December 29, 2003 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.36	Third Modification Agreement, dated as of August 5, 2005. Filed with the Registrant’s Current Report on Form 8-K dated August 5, 2005 and incorporated herein by reference. This exhibit modifies the Modification Agreement dated as of January 23, 2004 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.37	Fourth Modification Agreement dated as of July 30, 2008 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with Registrant’s Current Report of Form 8-K dated August 5, 2008 and incorporated herein by reference.
10.38	Fifth Modification Agreement dated as of July 28, 2010 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with Registrant’s Current Report on Form 8-K dated August 2, 2010 and incorporated herein by reference.
10.39	Promissory Note dated February 9, 2011. Filed with the Registrant’s Current Report on Form 8-K dated February 14, 2011 and incorporated herein by reference.
10.40	Sixth Modification Agreement dated as of August 3, 2011 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference.
10.41	Loan Agreement, dated November 17, 2006, between Northern California Industrial Portfolio, Inc., a Maryland corporation, and LaSalle Bank National Association, a national banking association. Filed with the Registrant’s Current Report on Form 8-K dated December 20, 2011 and incorporated herein by reference.
10.42	Credit Agreement dated as of December 20, 2011, by and among PS Business Parks, L.P., a California limited partnership, as borrower, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders. Filed with the Registrant’s Current Report on Form 8-K dated December 20, 2011 and incorporated herein by reference.
10.43	Seventh Modification Agreement dated as of December 20, 2011 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with the Registrant’s Current Report on Form 8-K dated December 20, 2011 and incorporated herein by reference.
10.44	First Modification Agreement dated December 29, 2011 to Credit Agreement dated December 20, 2011 by and among PS Business Parks, L.P., a California limited partnership, as borrower, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders. Filed with the Registrant’s Current Report on Form 8-K dated January 5, 2012 and incorporated herein by reference.
10.45*	Registrant’s 1997 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (No. 333-48313) and incorporated herein by reference.

10.46*	Registrant’s 2003 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (No. 333-104604) and incorporated herein by reference.
10.47*	Amended and Restated Retirement Plan for Non-Employee Directors. Filed herewith.
10.48*	Form of PS Business Parks, Inc. Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10.49*	Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10.50*	Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
10.51*	Amendment to Form of Director Stock Option Agreement. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
10.52*	Revised Form of Director Stock Option Agreement. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.
21	List of Subsidiaries. Filed herewith.
23	Consent of Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101 .INS	XBRL Instance Document. Filed herewith.
101 .SCH	XBRL Taxonomy Extension Schema. Filed herewith.
101 .CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.
101 .DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.
101 .LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.
101 .PRE	XBRL Taxonomy Extension Presentation Link. Filed herewith.

*	Management contract or compensatory plan or arrangement