Form 10-Q
period 2012-03-31
PS BUSINESS PARKS INC/CA
filed 2012-05-01
CIK 866368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of April 30, 2012, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 24,234,028.

PS BUSINESS PARKS, INC.

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2012	December 31, 2011
	(In thousands, except
	share data)
ASSETS
Cash and cash equivalents	$6,056	$4,980
Real estate facilities, at cost:
Land	772,933	772,933
Buildings and improvements	2,166,902	2,157,729

	2,939,835	2,930,662
Accumulated depreciation	(871,833)	(846,799)

	2,068,002	2,083,863
Land held for development	6,829	6,829

	2,074,831	2,090,692
Rent receivable	4,109	3,198
Deferred rent receivable	24,296	23,388
Other assets	12,699	16,361

Total assets	$2,121,991	$2,138,619

LIABILITIES AND EQUITY
Accrued and other liabilities	$65,194	$60,940
Credit facility	106,000	185,000
Term loan	250,000	250,000
Mortgage notes payable	281,874	282,084

Total liabilities	703,068	778,024
Commitments and contingencies
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 26,576 and 23,942 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	664,396	598,546
Common stock, $0.01 par value, 100,000,000 shares authorized, 24,219,901 and 24,128,184 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	241	240
Paid-in capital	536,191	534,322
Cumulative net income	899,401	878,704
Cumulative distributions	(860,442)	(832,607)

Total PS Business Parks, Inc.’s shareholders’ equity	1,239,787	1,179,205
Noncontrolling interests:
Preferred units	5,583	5,583
Common units	173,553	175,807

Total noncontrolling interests	179,136	181,390

Total equity	1,418,923	1,360,595

Total liabilities and equity	$2,121,991	$2,138,619

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Rental income	$84,728	$73,512
Facility management fees	166	178

Total operating revenues	84,894	73,690

Expenses:
Cost of operations	28,172	25,708
Depreciation and amortization	27,299	20,754
General and administrative	2,273	1,570

Total operating expenses	57,744	48,032

Other income and (expenses):
Interest and other income	43	94
Interest expense	(5,348)	(1,215)

Total other income and (expenses)	(5,305)	(1,121)

Income from continuing operations	21,845	24,537

Discontinued operations:
Income from discontinued operations	—	136

Total discontinued operations	—	136

Net income	$21,845	$24,673

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$1,049	$4,901
Noncontrolling interests — preferred units	99	(7,290)

Total net income allocable to noncontrolling interests	1,148	(2,389)

Net income allocable to PS Business Parks, Inc.:
Common shareholders	3,467	16,562
Preferred shareholders	17,186	10,450
Restricted stock unit holders	44	50

Total net income allocable to PS Business Parks, Inc.	20,697	27,062

Net income	$21,845	$24,673

Net income per common share — basic:
Continuing operations	$0.14	$0.67
Discontinued operations	$—	$—
Net income	$0.14	$0.67
Net income per common share — diluted:
Continuing operations	$0.14	$0.66
Discontinued operations	$—	$—
Net income	$0.14	$0.67
Weighted average common shares outstanding:
Basic	24,157	24,685

Diluted	24,241	24,792

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Unaudited, in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Total PS Business Parks, Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity	Interests	Equity
Balances at December 31, 2011	23,942	$598,546	24,128,184	$240	$534,322	$878,704	$(832,607)	$1,179,205	$181,390	$1,360,595
Issuance of preferred stock, net of issuance costs	9,200	230,000	—	—	(7,312)	—	—	222,688	—	222,688
Redemption of preferred stock, net of issuance costs	(6,566)	(164,150)	—	—	5,260	—	(5,260)	(164,150)	—	(164,150)
Exercise of stock options	—	—	81,716	1	2,961	—	—	2,962	—	2,962
Stock compensation, net	—	—	10,001	—	911	—	—	911	—	911
Shelf registration	—	—	—	—	(40)	—	—	(40)	—	(40)
Net income	—	—	—	—	—	20,697	—	20,697	1,148	21,845
Distributions:
Preferred stock	—	—	—	—	—	—	(11,926)	(11,926)	—	(11,926)
Common stock	—	—	—	—	—	—	(10,649)	(10,649)	—	(10,649)
Noncontrolling interests	—	—	—	—	—	—	—	—	(3,313)	(3,313)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	89	—	—	89	(89)	—

Balances at March 31, 2012	26,576	$664,396	24,219,901	$241	$536,191	$899,401	$(860,442)	$1,239,787	$179,136	$1,418,923

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$21,845	$24,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	27,299	20,859
In-place lease adjustment	159	209
Tenant improvement reimbursements net of lease incentives	(170)	(194)
Amortization of mortgage premium	—	(61)
Stock compensation	1,266	458
Decrease in receivables and other assets	1,145	1,099
Increase (decrease) in accrued and other liabilities	4,608	(1,807)

Total adjustments	34,307	20,563

Net cash provided by operating activities	56,152	45,236

Cash flows from investing activities:
Capital improvements to real estate facilities	(11,438)	(8,043)

Net cash used in investing activities	(11,438)	(8,043)

Cash flows from financing activities:
Borrowings on credit facility	124,000	—
Note payable to affiliate	—	121,000
Repayment of borrowings on credit facility	(203,000)	(93,000)
Principal payments on mortgage notes payable	(210)	(278)
Repayment of mortgage note payable	—	(2,660)
Net proceeds from the issuance of preferred stock	222,688	—
Proceeds from the exercise of stock options	2,962	944
Shelf registration	(40)	—
Redemption/repurchase of preferred units	—	(39,087)
Redemption/repurchase of preferred stock	(164,150)	—
Distributions paid to common shareholders	(10,649)	(10,867)
Distributions paid to preferred shareholders	(11,926)	(10,450)
Distributions paid to noncontrolling interests — common units	(3,214)	(3,214)
Distributions paid to noncontrolling interests — preferred units	(99)	(99)

Net cash used in financing activities	(43,638)	(37,711)

Net increase (decrease) in cash and cash equivalents	1,076	(518)
Cash and cash equivalents at the beginning of the period	4,980	5,066

Cash and cash equivalents at the end of the period	$6,056	$4,548

Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests — common units	$(89)	$9,028
Paid-in capital	$89	$(9,028)
Gain on repurchase of preferred equity:
Preferred units	$—	$(8,748)
Paid-in capital	$—	$8,748
Issuance costs related to the redemption/repurchase of preferred equity:
Cumulative distributions	$(5,260)	$—
Noncontrolling interest — common units	$—	$(1,359)
Paid-in capital	$5,260	$1,359

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

1. Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of March 31, 2012, PSB owned 76.8% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units are owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires, and develops commercial properties, primarily multi-tenant flex, office and industrial space. As of March 31, 2012, the Company owned and operated 27.2 million rentable square feet of commercial space located in eight states. The Company also manages 1.3 million rentable square feet on behalf of PS.

References to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 at March 31, 2012 and December 31, 2011.

Financial instruments

The methods and assumptions used to estimate the fair value of financial instruments are described below. The Company has estimated the fair value of financial instruments using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop estimates of market value. Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges. The Company determines the estimated fair value of financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. This hierarchy requires the use of observable market data when available. The following is the fair value hierarchy:

•	Level 1—quoted prices for identical instruments in active markets

•

Level 2—quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3—fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

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

Carrying values of the Company’s mortgage notes payable, unsecured credit facility and term loan are deemed to approximate fair value. The characteristics of these financial instruments, market data and other comparative metrics utilized in determining these fair values are “Level 2” inputs.

Real estate facilities

Real estate facilities are recorded at cost. Costs related to the renovation or improvement of the properties are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Expenditures that are expected to benefit a period greater than two years and exceed $2,000 are capitalized and depreciated over their estimated useful life. Buildings and improvements are depreciated using the straight-line method over their estimated useful lives, which generally range from five to 30 years. Transaction costs, which include tenant improvements and lease commissions, in excess of $1,000 for leases with terms greater than one year are capitalized and depreciated over their estimated useful lives. Transaction costs less than $1,000 or leases of one year or less are expensed as incurred.

Properties held for disposition

An asset is classified as an asset held for disposition when it meets certain requirements, which include, among other criteria, the approval of the sale of the asset, the marketing of the asset for sale and the expectation by the Company that the sale will likely occur within the next 12 months. Upon classification of an asset as held for disposition, depreciation of the asset is ceased and the operating results of the asset are included in discontinued operations for all periods presented, the net book value of the asset is included on the balance sheet as properties held for disposition.

Intangible assets/liabilities

Intangible assets and liabilities include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values (included in other assets and accrued liabilities in the accompanying consolidated balance sheets) are amortized to rental income over the remaining non-cancelable terms of the respective leases. The Company recorded net amortization of $159,000 and $209,000 of intangible assets and liabilities resulting from the above-market and below-market lease values during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the value of in-place leases resulted in a net intangible asset of $6.3 million, net of $2.9 million of accumulated amortization with a weighted average amortization period of 5.9 years, and a net intangible liability of $5.9 million, net of $1.6 million of accumulated amortization with a weighted average amortization period of 4.7 years. As of December 31, 2011, the value of in-place leases resulted in a net intangible asset of $6.9 million, net of $2.3 million of accumulated amortization and a net intangible liability of $6.4 million, net of $1.1 million of accumulated amortization.

Evaluation of asset impairment

The Company evaluates its assets used in operations for impairment by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the estimated undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At March 31, 2012, the Company did not consider any assets to be impaired.

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

Income taxes

The Company has qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its REIT taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2011 and intends to continue to meet such requirements for 2012. Accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.

The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of March 31, 2012, the Company did not recognize any tax benefit for uncertain tax positions.

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

Net income allocation

Net income was allocated as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units:
Continuing operations	$1,049	$4,870
Discontinued operations	—	31

Total net income allocable to noncontrolling interests — common units	1,049	4,901

Noncontrolling interests — preferred units:
Distributions to preferred unit holders	99	99
Gain on repurchase of preferred units, net of issuance costs	—	(7,389)

Total net income allocable to noncontrolling interests — preferred units	99	(7,290)

Total net income allocable to noncontrolling interests	1,148	(2,389)

Net income allocable to PS Business Parks, Inc.:
Common shareholders:
Continuing operations	3,467	16,457
Discontinued operations	—	105

Total net income allocable to common shareholders	3,467	16,562

Preferred shareholders:
Distributions to preferred shareholders	11,926	10,450
Issuance costs related to the redemption of preferred stock	5,260	—

Total net income allocable to preferred shareholders	17,186	10,450

Restricted stock unit holders:
Continuing operations	44	50
Discontinued operations	—	—

Total net income allocable to restricted stock unit holders	44	50

Total net income allocable to PS Business Parks, Inc.	20,697	27,062

Net income	$21,845	$24,673

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

	For the Three Months Ended March 31,
	2012	2011
Net income allocable to common shareholders	$3,467	$16,562

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	24,157	24,685
Net effect of dilutive stock compensation — based on treasury stock method using average market price	84	107

Diluted weighted average common shares outstanding	24,241	24,792

Net income per common share — Basic	$0.14	$0.67

Net income per common share — Diluted	$0.14	$0.67

Options to purchase 49,200 and 66,000 shares for the three months ended March 31, 2012 and 2011, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.

Segment reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2011 in order to conform to the 2012 presentation.

3. Real estate facilities

The activity in real estate facilities for the three months ended March 31, 2012 is as follows (in thousands):

	Land	Buildings and Improvements	Accumulated Depreciation	Total
Balances at December 31, 2011	$772,933	$2,157,729	$(846,799)	$2,083,863
Capital improvements, net	—	11,438	—	11,438
Disposals	—	(2,265)	2,265	—
Depreciation expense	—	—	(27,299)	(27,299)

Balances at March 31, 2012	$772,933	$2,166,902	$(871,833)	$2,068,002

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

The results of operations of the Portfolio acquired have been included in the Company’s consolidated financial statements since the date of acquisition of December 20, 2011. The unaudited pro forma data presented below assumes that the Portfolio acquisition occurred as of the beginning of the respective period, and includes pro forma adjustments to (i) increase depreciation expense to reflect the Company’s book basis for buildings and improvements acquired, (ii) increase amortization expense to reflect the above-market and below-market in-place lease value acquired, and (iii) increase interest expense to reflect the financing of the Portfolio acquisition related to the $250.0 million mortgage note assumption, borrowings from the term loan and credit facility. There were $10.3 million and $2.4 million of rental income and net loss, respectively, related to the Portfolio acquisition for the three months ended March 31, 2012 reported in the Company’s consolidated statements of income. The net loss includes rental income less cost of operations, depreciation and mortgage note interest. The Company’s unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Portfolio acquisition been consummated at the beginning of the period presented (in thousands, except per share amounts):

For the Three Months Ended March 31, 2011
Pro Forma Revenues	$83,654
Pro Forma Net income	$22,754
Pro Forma Net income per common share:
Basic	$0.61
Diluted	$0.61

In August, 2011, the Company completed the sale of Westchase Corporate Park, a 177,000 square foot flex park consisting of 13 buildings in Houston, Texas, for a gross sales price of $9.8 million, resulting in a net gain of $2.7 million.

The following table summarizes the condensed results of operations for the properties sold during 2011 for the three months ended March 31, 2011 (in thousands):

Rental income	$434
Cost of operations	(193)
Depreciation	(105)

Income from discontinued operations	$136

In addition to minimum rental payments, tenants reimburse the Company for their pro rata share of specified operating expenses, which amounted to $184,000 for the three months ended March 31, 2011. The amount is included as rental income in the table presented above.

4. Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues excluding recovery of operating expenses as of March 31, 2012 under these leases are as follows (in thousands):

2012	$186,521
2013	194,750
2014	133,428
2015	87,672
2016	60,020
Thereafter	86,409

Total	$748,800

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $17.1 million and $15.4 million for the three months ended March 31, 2012 and 2011, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 7.2% of total leased square footage are subject to termination options which include leases accounting for 2.0% of total leased square footage having termination options exercisable through December 31, 2012. In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

5. Bank loans

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank which expires on August 1, 2015. The Credit Facility has a borrowing limit of $250.0 million. The rate of interest charged on borrowings is equal to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.00% to LIBOR plus 1.85% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 1.10%. In addition, the Company is required to pay an annual facility fee ranging from 0.15% to 0.45% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). As of March 31, 2012, the Company had $106.0 million outstanding on the Credit Facility at an interest rate of 1.35%. Subsequent to March 31, 2012, the Company repaid $4.0 million on the Credit Facility reducing the outstanding balance to $102.0 million as of April 30, 2012. The Company had $185.0 million outstanding on the Credit Facility at an interest rate of 1.41% at December 31, 2011. The Company had $1.0 million and $1.1 million of unamortized commitment fees as of March 31, 2012 and December 31, 2011, respectively. The Credit Facility requires the Company to meet certain covenants, with which the Company was in compliance at March 31, 2012. Interest on outstanding borrowings is payable monthly.

In connection with the Northern California Portfolio acquisition described in Note 3, the Company entered into a term loan on December 20, 2011 with Wells Fargo Bank, National Association, as Administrative Agent and the lenders named therein (the “Term Loan”). Pursuant to the Term Loan, the Company borrowed $250.0 million for a three year term through December 31, 2014. However, the maturity date of the Term Loan Agreement can be extended by one year at the Company’s election. Interest on the amounts borrowed under the Term Loan will accrue based on an applicable rate ranging from LIBOR plus 1.15% to LIBOR plus 2.25% depending on the Company’s credit ratings. Currently, the Company’s rate under the Term Loan is LIBOR plus 1.20% (1.45% at March 31, 2012). The Company had $667,000 and $729,000 of unamortized commitment fees as of March 31, 2012 and December 31, 2011, respectively. The covenants and events of default contained in the Credit Facility are incorporated into the Term Loan by reference, and the Term Loan is cross-defaulted to the Credit Facility. The Term Loan can be repaid in full or part prior to its maturity without penalty.

6. Mortgage notes payable

Mortgage notes payable consist of the following (in thousands):

	March 31, 2012	December 31, 2011
5.73% mortgage note, secured by one commercial property with a net book value of $27.9 million, principal and interest payable monthly, due March, 2013	$13,359	$13,436
5.52% mortgage note, secured by one commercial property with a net book value of $15.0 million, principal and interest payable monthly, due May, 2013	9,244	9,311
5.68% mortgage note, secured by one commercial property with a net book value of $16.7 million, principal and interest payable monthly, due May, 2013	9,271	9,337
5.45% mortgage note, secured by 4.8 million square feet with a net book value of $459.6 million, interest payable monthly, due December, 2016	250,000	250,000

Total	$281,874	$282,084

At March 31, 2012, mortgage notes payable had a weighted average interest rate of 5.47% and a weighted average maturity of 4.3 years with principal payments as follows (in thousands):

2012	$646
2013	31,228
2014	—
2015	—
2016	250,000

Total	$281,874

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

At March 31, 2012, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. On a fully converted basis, assuming all 7,305,355 noncontrolling interests — common units were converted into shares of common stock of PSB at March 31, 2012, the noncontrolling interests — common units would convert into 23.2% of the common shares outstanding. Combined with PS’s common stock ownership, on a fully converted basis, PS has a combined ownership of 41.6% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the noncontrolling interest based upon the ownership interest, and an adjustment is made to the noncontrolling interest, with a corresponding adjustment to paid-in capital, to reflect the noncontrolling interests’ equity interest in the Company.

Preferred partnership units

Through the Operating Partnership, the Company had the following preferred units outstanding as of March 31, 2012 and December 31, 2011:

				March 31, 2012		December 31, 2011
Series	Issuance Date	Earliest Potential Redemption Date	Dividend Rate	Units Outstanding	Amount (in thousands)	Units Outstanding	Amount (in thousands)
Series N	December, 2005	December, 2010	7.125%	223,300	$5,583	223,300	$5,583

Total				223,300	$5,583	223,300	$5,583

In February, 2011, the Company paid an aggregate of $39.1 million to repurchase 1,710,000 units of its 7.50% Series J Cumulative Redeemable Preferred Units and 203,400 units of its 6.55% Series Q Cumulative Redeemable Preferred Units for a weighted average purchase price of $20.43 per unit. The aggregate par value of the repurchased preferred units was $47.8 million, which generated a gain of $7.4 million, net of original issuance costs of $1.4 million, which was added to net income allocable to common shareholders and unit holders for the three months ended March 31, 2011.

The Operating Partnership has the right to redeem preferred units on or after the fifth anniversary of the applicable issuance date at the original capital contribution plus the cumulative priority return, as defined, to the redemption date to the extent not previously distributed. The preferred units are exchangeable for Cumulative Redeemable Preferred Stock of the respective series of PSB on or after the tenth anniversary of the date of issuance at the option of the Operating Partnership or a majority of the holders of the respective preferred units. The Cumulative Redeemable Preferred Stock will have the same distribution rate and par value as the corresponding preferred units and will otherwise have equivalent terms to the other series of preferred stock described in Note 9. As of March 31, 2012, the Company had $149,000 of deferred costs in connection with the issuance of preferred units, which the Company will report as additional distributions upon notice of redemption.

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

The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under this contract were $166,000 and $178,000 for the three months ended March 31, 2012 and 2011, respectively.

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

Either the Company or PS can cancel the property management contract upon 60 days notice. Management fee expenses under the contract were $13,000 for the three months ended March 31, 2012 and 2011.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services, which are allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $110,000 for the three months ended March 31, 2012 and 2011.

The Company had amounts due from PS of $12,000 and $205,000 at March 31, 2012 and December 31, 2011, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

On February 9, 2011, the Company entered into an agreement with PS to borrow $121.0 million with a maturity date of August 9, 2011 at an interest rate of LIBOR plus 0.85%. The Company repaid, in full, the note payable to PS upon maturity. Interest expense under this note payable was $234,000 for the three months ended March 31, 2011.

9. Shareholders’ equity

Preferred stock

As of March 31, 2012 and December 31, 2011, the Company had the following series of preferred stock outstanding:

				March 31, 2012		December 31, 2011
Series	Issuance Date	Earliest Potential Redemption Date	Dividend Rate	Shares Outstanding	Amount (in thousands)	Shares Outstanding	Amount (in thousands)
Series H	January & October, 2004	January, 2009	7.000%	6,340,776	$158,520	6,340,776	$158,520
Series I	April, 2004	April, 2009	6.875%	2,745,050	68,626	2,745,050	68,626
Series P	January, 2007	January, 2012	6.700%	5,290,000	132,250	5,290,000	132,250
Series R	October, 2010	October, 2015	6.875%	3,000,000	75,000	3,000,000	75,000
Series S	January, 2012	January, 2017	6.450%	9,200,000	230,000	—	—
Series M	May, 2005	May, 2010	7.200%	—	—	3,182,000	79,550
Series O	June & August, 2006	June, 2011	7.375%	—	—	3,384,000	84,600

Total				26,575,826	$664,396	23,941,826	$598,546

On January 18, 2012, the Company issued $230.0 million or 9.2 million depositary shares, each representing 1/1,000 of a share of the 6.45% Cumulative Preferred Stock, Series S, at $25.00 per depositary share.

During February, 2012, the Company completed the redemption of its 7.20% Cumulative Preferred Stock, Series M, at its par value of $79.6 million and its 7.375% Cumulative Preferred Stock, Series O, at its par value of $84.6 million. The Company reported the excess of the redemption amount over the carrying amount of $5.3 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders during for the three months ended March 31, 2012.

The Company paid $11.9 million and $10.5 million in distributions to its preferred shareholders for the three months ended March 31, 2012 and 2011, respectively.

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At March 31, 2012, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. As of March 31, 2012, the Company had $21.7 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock

The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Since inception of the program, the Company has repurchased an aggregate of 4.9 million shares of common stock at an aggregate cost of $183.9 million or an average cost per share of $37.64. Under existing board authorizations, the Company can repurchase an additional 1.6 million shares. No shares of common stock were repurchased under this program during the three months ended March 31, 2012 and 2011.

The Company paid $10.6 million ($0.44 per common share) and $10.9 million ($0.44 per common share) in distributions to its common shareholders for the three months ended March 31, 2012 and 2011, respectively.

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

11. Stock compensation

PSB has a 2003 Stock Option and Incentive Plan (the “2003 Plan”) covering 1.5 million shares of PSB’s common stock. Under the 2003 Plan, PSB has granted non-qualified options to certain directors, officers and key employees to purchase shares of PSB’s common stock at a price not less than the fair market value of the common stock at the date of grant. Additionally, under the 2003 Plan, PSB has granted restricted stock units to officers and key employees. Effective February 20, 2012, PSB has a 2012 Equity and Performance-Based Incentive Compensation Plan (the “2012 Plan”) covering 1.0 million shares of PSB’s common stock. Under the 2012 Plan, PSB has granted non-qualified options to certain directors to purchase shares of PSB’s common stock at a price not less than the fair market value of the common stock at the date of grant. Additionally, under the 2012 Plan, PSB has granted restricted shares of common stock to certain directors.

The weighted average grant date fair value of options granted during the three months ended March 31, 2012 was $4.89 per share. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the three months ended March 31, 2012: a dividend yield of 2.7%; expected volatility of 13.8%; expected life of five years; and risk-free interest rates of 0.9%. No options were granted during the three months ended March 31, 2011.

The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2012 was $64.10. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant. No restricted stock units were granted during the three months ended March 31, 2011.

At March 31, 2012, there were a combined total of 1.0 million options and restricted stock units authorized to grant. Information with respect to outstanding options and nonvested restricted stock units granted under the 2003 Plan and 2012 Plan is as follows:

Options:	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	567,216	$49.51
Granted	20,000	$64.92
Exercised	(81,716)	$36.25
Forfeited	(6,000)	$62.50

Outstanding at March 31, 2012	499,500	$52.14	6.36 Years	$6,786

Exercisable at March 31, 2012	274,500	$50.44	5.12 Years	$4,221

Restricted Stock Units:	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	59,224	$52.24
Granted	11,000	$64.10
Vested	(14,874)	$49.08
Forfeited	—	$—

Nonvested at March 31, 2012	55,350	$54.40

During the three months ended March 31, 2012, the Company entered into a performance-based restricted stock unit program with selected employees of the Company. Under the program, the Company established a targeted restricted stock unit award for selected employees, which would be earned only if the Company achieved targeted levels of total shareholder return during 2012 to 2015. The first type of award is an annual award following the end of each of the four years in the program, with the award subject to and based on the achievement of total return targets during the previous year. The second type of award is an award based on achieving a targeted average total return during the cumulative four-year period 2012-2015. In the event the total annual return is not met for an annual award, the shares allocated for award for such year are added to the shares that may be received if the four-year target is met. Both types of restricted stock unit awards vest in three equal annual installments beginning one year from the date of award. Up to approximately 37,870 restricted stock units would be granted for each of the four years assuming achievement was met and up to approximately 307,530 restricted stock units would be granted for the cumulative four-year period assuming achievement was met. Included in net compensation expense is $772,000 related to this performance-based restricted stock unit program during the three months ended March 31, 2012.

Included in the Company’s consolidated statements of income for the three months ended March 31, 2012 and 2011, was $129,000 and $136,000, respectively, in net compensation expense related to stock options. Net compensation expense of $1.1 million and $287,000 related to restricted stock units was recognized during the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, there was $1.2 million of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 3.1 years. As of March 31, 2012, there was $20.9 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 6.4 years.

Cash received from 81,716 stock options exercised during the three months ended March 31, 2012 was $3.0 million. Cash received from 22,600 stock options exercised during the three months ended March 31, 2011 was $944,000. The aggregate intrinsic value of the stock options exercised during the three months ended March 31, 2012 and 2011 was $2.2 million and $445,000, respectively.

During the three months ended March 31, 2012, 14,874 restricted stock units vested; in settlement of these units, 10,001 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the three months ended March 31, 2012 was $953,000. During the three months ended March 31, 2011, 24,030 restricted stock units vested; in settlement of these units, 15,232 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the three months ended March 31, 2011 was $1.4 million.

In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. In December of 2011, the Director Plan was amended to increase the maximum shares from 5,000 shares to 7,000 shares, 1,000 shares of common stock for each year served as a director. Beginning in 2012, all grants of common stock to directors will be under the 2012 Plan. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income was $85,000 and $36,000 in compensation expense for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and 2011, there was $1.4 million and $304,000, respectively, of unamortized compensation expense related to these shares. In January, 2011, the Company issued 5,000 shares to a director upon retirement with an aggregate fair value of $290,000. No shares were issued for the three months ended March 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: Forward-looking statements are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including but not limited to: (a) changes in general economic and business conditions; (b) decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases; (c) tenant defaults; (d) the effect of the recent credit and financial market conditions; (e) our failure to maintain our status as a real estate investment trust (“REIT”); (f) the economic health of our tenants; (g) increases in operating costs; (h) casualties to our properties not covered by insurance; (i) the availability and cost of capital; (j) increases in interest rates and its effect on our stock price; (k) other factors discussed under the heading “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.

Overview

As of March 31, 2012, the Company owned and operated 27.2 million rentable square feet of multi-tenant flex, industrial and office properties located in eight states.

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

During the first three months of 2012, the Company leased 1.7 million square feet of space including 815,000 square feet of renewals of existing leases and 879,000 square feet of new leases. Overall, the Company experienced a decrease in rental rates when comparing new rental rates to outgoing rental rates by 6.4%. See further discussion of operating results below.

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

Effect of Economic Conditions on the Company’s Operations: During the first three months of 2012, while certain markets reflected modest signs of improved occupancy, overall the Company experienced decreases in new rental rates over expiring rental rates on executed leases as a result of continued weak economic conditions. The rate of decrease eased from 7.7% in the fourth quarter of 2011 to 6.4% in the first quarter of 2012. Although it is uncertain what impact economic conditions will have on the Company’s future ability to maintain existing occupancy levels and rental rates, management expects that the decrease in rental rates on lease transactions could result in a decrease in rental income for 2012 compared to 2011. Current and future economic conditions may continue to have a significant impact on the Company, potentially resulting in further reductions in occupancy and rental rates.

While the Company historically has experienced a low level of write-offs of uncollectable rents, there is inherent uncertainty in a tenant’s ability to continue paying rent and meet their full lease obligation. The table below summarizes the impact to the Company from tenants’ inability to pay rent or continue to meet their lease obligations (in thousands):

	For The Three Months Ended March 31,
	2012	2011
Write–offs of uncollectible rent	$259	$248
Write–offs as a percentage of rental income	0.3%	0.3%
Square footage of leases terminated prior to their scheduled expiration due to business failures/bankruptcies	183	90
Accelerated depreciation expense related to unamortized tenant improvements and lease commissions associated with early terminations	$687	$248

As of April 30, 2012, the Company had 1,000 square feet of leased space occupied by a tenant that is protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, tenants contact us, requesting early termination of their lease, a reduction in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.

Company Performance and Effect of Economic Conditions on Primary Markets: The Company’s operations are substantially concentrated in 10 regions. During the three months ended March 31, 2012, initial rental rates on new and renewed leases within the Company’s overall portfolio decreased 6.4% over expiring rents, an improvement from a decline of 8.3% for the year ended December 31, 2011. The Company’s Same Park (defined below) occupancy rate at March 31, 2012 was 92.0%, up from 91.1% at March 31, 2011. The Company’s overall occupancy rate at March 31, 2012 was 89.0%, compared to 89.3% at March 31, 2011. Each of the 10 regions in which the Company owns assets is subject to its own unique market influences. See “Supplemental Property Data and Trends” below for more information on regional operating data.

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

As of March 31, 2012, the blended occupancy rate of the nine assets acquired in 2010 and 2011 was 81.6% compared to a blended occupancy rate of 77.5% at the time of acquisition. As of March 31, 2012, the Company had 1.5 million square feet of vacancy spread over these nine acquisitions which provides the Company with considerable opportunity to generate additional rental income given that the Company’s other assets in these same submarkets have a blended occupancy of 94.6% at March 31, 2012. The table below reflects the assets acquired in 2011 and 2010 (in thousands):

Property	Date Acquired	Location	Purchase Price	Square Feet	Occupancy at Acquisition	Occupancy at March 31, 2012
Northern California Portfolio	December, 2011	East Bay, California	$520,000	5,334	82.2%	81.5%
Royal Tech	October, 2011	Las Colinas, Texas	2,835	80	0.0%	100.0%
MICC – Center 22	August, 2011	Miami, Florida	3,525	46	33.3%	33.3%
Warren Building	June, 2011	Tysons Corner, Virginia	27,100	140	68.0%	87.4%
Westpark Business Campus	December, 2010	Tysons Corner, Virginia	140,000	735	61.9%	69.0%
Tysons Corporate Center	July, 2010	Tysons Corner, Virginia	35,400	270	47.0%	70.6%
Parklawn Business Park	June, 2010	Rockville, Maryland	23,430	232	70.6%	85.3%
Austin Flex Portfolio	April, 2010	Austin, Texas	42,900	704	88.0%	93.6%
Shady Grove Executive Center	March, 2010	Rockville, Maryland	60,000	350	73.5%	90.7%

Total			$855,190	7,891	77.5%	81.6%

In August, 2011, the Company completed the sale of Westchase Corporate Park, a 177,000 square foot flex park consisting of 13 buildings in Houston, Texas, for a gross sales price of $9.8 million, resulting in a net gain of $2.7 million.

Scheduled Lease Expirations: In addition to the 3.0 million square feet, or 11.0%, of space available in our total portfolio as of March 31, 2012, leases representing 19.3% of the leased square footage of our total portfolio or 18.3% of annualized rental income are scheduled to expire during the remainder of 2012. Our ability to re-lease available space depends upon the market conditions in the specific submarkets in which our properties are located. As a result, we cannot predict with certainty the rate at which expiring leases will be re-leased.

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

Concentration of Portfolio by Region: The table below reflects the Company’s square footage from continuing operations based on regional concentration as of March 31, 2012 (in thousands):

Region	Square Footage	Percent of Total
California
Northern California	7,153	26.3%
Southern California	3,988	14.7%
Virginia	4,165	15.3%
Florida	3,717	13.7%
Texas
Northern Texas	1,769	6.5%
Southern Texas	1,557	5.7%
Maryland	2,352	8.6%
Oregon	1,314	4.8%
Arizona	679	2.5%
Washington	521	1.9%

Total Square Footage	27,215	100.0%

Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of March 31, 2012. The Company analyzes this concentration to minimize significant industry exposure risk.

Industry	Percent of Annualized Rental Income
Business services	15.3%
Health services	11.5%
Government	10.6%
Computer hardware, software and related services	10.5%
Warehouse, distribution, transportation and logistics	9.1%
Insurance and financial services	5.9%
Engineering and Construction	5.8%
Retail, food and automotive	5.5%
Communications	5.1%
Aerospace/defense products and services	3.4%
Electronics	3.1%
Home Furnishings	3.0%
Educational services	1.8%
Other	9.4%

Total	100.0%

The information below depicts the Company’s top 10 customers by annualized rental income as of March 31, 2012 (in thousands):

Tenants	Square Footage	Annualized Rental Income (1)	Percent of Annualized Rental Income
U.S. Government	860	$21,584	6.3%
Lockheed Martin Corporation	193	4,674	1.4%
Level 3 Communication	197	3,671	1.1%
Kaiser Permanente	206	3,268	0.9%
Bristol-Meyers Squibb	114	2,460	0.7%
Luminex Corporation	149	2,229	0.6%
Wells Fargo	120	2,225	0.6%
Raytheon	100	1,906	0.5%
Keeco LLC.	280	1,898	0.5%
AARP	102	1,778	0.5%

Total	2,321	$45,693	13.1%

(1)	For leases expiring prior to December 31, 2012, annualized rental income represents income to be received under existing leases from April 1, 2012 through the date of expiration.

Comparative Analysis of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

Results of Operations: In order to evaluate the performance of the Company’s portfolio over comparable periods, management analyzes the operating performance of stabilized properties owned and operated throughout both periods (herein referred to as “Same Park”). Effective January 1, 2012, the Company revised its Same Park definition to include all operating properties owned or acquired prior to January 1, 2010. We believe that this will provide the most meaningful perspective on how our assets are performing period to period, while not inflating comparative growth results with the continued lease-up of recently acquired assets. Operating properties that the Company acquired subsequent to January 1, 2010 or those that are not deemed to be stabilized are referred to as “Non-Same Park.” For the three months ended March 31, 2012 and 2011, the Same Park facilities constitute 19.2 million rentable square feet, representing 70.7% of the 27.2 million square feet in the Company’s portfolio as of March 31, 2012. Acquired assets are generally considered stabilized when occupancy is within a range of comparable Company assets.

Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income (defined as “NOI” for purposes of the following tables), are summarized for the three months ended March 31, 2012 and 2011. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them, as well as the investor, the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from NOI as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. As part of the tables below, we have reconciled total NOI to income from continuing operations, which we consider the most directly comparable financial measure calculated in accordance with GAAP.

The following table presents the operating results of the Company’s properties for the three months ended March 31, 2012 and 2011 in addition to other income and expense items affecting income from continuing operations. The Company reports Same Park operations to provide information regarding trends for stabilized properties the Company has held for the periods being compared (in thousands, except per square foot data):

	For The Three Months Ended March 31,
	2012	2011	Change
Rental income:
Same Park (19.2 million rentable square feet) (1)	$63,066	$64,144	(1.7%)
Non-Same Park (8.0 million rentable square feet) (2)	21,662	9,368	131.2%

Total rental income	84,728	73,512	15.3%

Cost of operations:
Same Park	20,790	21,932	(5.2%)
Non-Same Park	7,382	3,776	95.5%

Total cost of operations	28,172	25,708	9.6%

Net operating income (3):
Same Park (1)	42,276	42,212	0.2%
Non-Same Park	14,280	5,592	155.4%

Total net operating income	56,556	47,804	18.3%

Other income and (expenses):
Facility management fees	166	178	(6.7%)
Interest and other income	43	94	(54.3%)
Interest expense	(5,348)	(1,215)	340.2%
Depreciation and amortization	(27,299)	(20,754)	31.5%
General and administrative	(2,273)	(1,570)	44.8%

Income from continuing operations	$21,845	$24,537	(11.0%)

Same Park gross margin (4)	67.0%	65.8%	1.8%
Same Park weighted average occupancy	92.2%	91.1%	1.2%
Non-Same Park weighted average occupancy	81.2%	72.9%
Same Park realized rent per square foot (5)	$14.21	$14.63	(2.9%)

(1)	See above for a definition of Same Park.
(2)	See above for a definition of Non-Same Park.

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

(4)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income.
(5)	Same Park annualized realized rent per square foot represents the annualized Same Park rental income earned per occupied square foot.

Supplemental Property Data and Trends: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following table) from continuing operations is summarized for the three months ended March 31, 2012 and 2011 by region below. See “Results of Operations” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following table summarizes the Same Park operating results by region for the three months ended March 31, 2012 and 2011. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2010, and the impact of such is included in Non-Same Park facilities in the table below. As part of the table below, we have reconciled total NOI to income from continuing operations (in thousands):

Region	Rental Income March 31, 2012	Rental Income March 31, 2011	Increase (Decrease)	Cost of Operations March 31, 2012	Cost of Operations March 31, 2011	Increase (Decrease)	NOI March 31, 2012	NOI March 31, 2011	Increase (Decrease)
Same Park
Northern California	$4,858	$4,967	(2.2%)	$1,535	$1,686	(9.0%)	$3,323	$3,281	1.3%
Southern California	12,587	13,802	(8.8%)	4,228	4,437	(4.7%)	8,359	9,365	(10.7%)
Virginia	14,616	13,881	5.3%	4,508	4,594	(1.9%)	10,108	9,287	8.8%
Florida	7,964	7,583	5.0%	2,446	2,675	(8.6%)	5,518	4,908	12.4%
Northern Texas	4,146	4,069	1.9%	1,404	1,430	(1.8%)	2,742	2,639	3.9%
Southern Texas	2,182	2,057	6.1%	830	719	15.4%	1,352	1,338	1.0%
Maryland	8,908	9,614	(7.3%)	2,896	3,386	(14.5%)	6,012	6,228	(3.5%)
Oregon	4,182	4,487	(6.8%)	1,674	1,650	1.5%	2,508	2,837	(11.6%)
Arizona	1,510	1,435	5.2%	622	663	(6.2%)	888	772	15.0%
Washington	2,113	2,249	(6.0%)	647	692	(6.5%)	1,466	1,557	(5.8%)

Total Same Park	63,066	64,144	(1.7%)	20,790	21,932	(5.2%)	42,276	42,212	0.2%
Non-Same Park
Northern California	10,293	—	100.0%	3,226	—	100.0%	7,067	—	100.0%
Virginia	5,754	4,455	29.2%	2,292	1,805	27.0%	3,462	2,650	30.6%
Florida	178	131	35.9%	107	71	50.7%	71	60	18.3%
Northern Texas	251	—	100.0%	69	—	100.0%	182	—	100.0%
Southern Texas	1,905	1,937	(1.7%)	678	703	(3.6%)	1,227	1,234	(0.6%)
Maryland	3,281	2,845	15.3%	1,010	1,197	(15.6%)	2,271	1,648	37.8%

Total Non-Same Park	21,662	9,368	131.2%	7,382	3,776	95.5%	14,280	5,592	155.4%

Total NOI	$84,728	$73,512	15.3%	$28,172	$25,708	9.6%	$56,556	$47,804	18.3%

Reconciliation of NOI to income from continuing operations
Total NOI							$56,556	$47,804	18.3%
Other income and (expenses):
Facilities management fees							166	178	(6.7%)
Interest and other income							43	94	(54.3%)
Interest expense							(5,348)	(1,215)	340.2%
Depreciation and amortization							(27,299)	(20,754)	31.5%
General and administrative							(2,273)	(1,570)	44.8%

Income from continuing operations							$21,845	$24,537	(11.0%)

The following table summarizes Same Park weighted average occupancy rates and realized rent per square foot by region for the three months ended March 31, 2012 and 2011.

	Weighted Average Occupancy Rates			Realized Rent Per Square Foot
	For The Three Months Ended March 31,			For The Three Months Ended March 31,
Region	2012	2011	Change	2012	2011	Change
Northern California	90.5%	90.5%	—	$11.81	$12.07	(2.2%)
Southern California	90.5%	89.6%	1.0%	$13.96	$15.46	(9.7%)
Virginia	94.2%	90.7%	3.9%	$20.55	$20.27	1.4%
Florida	96.9%	97.1%	(0.2%)	$9.14	$8.68	5.3%
Northern Texas	94.9%	90.7%	4.6%	$10.34	$10.62	(2.6%)
Southern Texas	91.2%	88.4%	3.2%	$11.21	$10.91	2.7%
Maryland	87.9%	88.9%	(1.1%)	$22.92	$24.46	(6.3%)
Oregon	86.4%	85.7%	0.8%	$14.74	$15.94	(7.5%)
Arizona	91.5%	87.9%	4.1%	$9.72	$9.62	1.0%
Washington	91.6%	94.4%	(3.0%)	$17.71	$18.29	(3.2%)
Total Same Park	92.2%	91.1%	1.2%	$14.21	$14.63	(2.9%)

Rental Income: Rental income increased $11.2 million from $73.5 million for the three months ended March 31, 2011 to $84.7 million for the three months ended March 31, 2012 as a result of a $12.3 million increase in rental income from Non-Same Park facilities, partially offset by a $1.1 million decrease from the Same Park portfolio. The three month decrease in rental income from the Same Park portfolio was due to a decrease in rental rates partially offset by an increase in occupancy.

Facility Management Fees: Facility management fees account for a small portion of the Company’s net income. During the three months ended March 31, 2012, $166,000 of revenue was recognized from facility management fees compared to $178,000 for the same period in 2011.

Cost of Operations: Cost of operations for the three months ended March 31, 2012 was $28.2 million compared to $25.7 million for the same period in 2011, an increase of $2.5 million, or 9.6% as a result of an increase in cost of operations from Non-Same Park facilities of $3.6 million, partially offset by a $1.1 million decrease from the Same Park portfolio. The decrease in Same Park cost of operations was due to decreases in repairs and maintenance and utility costs due to milder weather conditions in Maryland and Virginia.

Depreciation and Amortization Expense: Depreciation and amortization expense was $27.3 million for the three months ended March 31, 2012 compared to $20.8 million for the same period in 2011. The increase was primarily due to depreciation from 2011 property acquisitions.

General and Administrative Expenses: For the three months ended March 31, 2012, general and administrative expenses increased $703,000, or 44.8%, over the same period in 2011 as a result of an increase in non-cash stock compensation expense from the amortization of a long term incentive plan which commenced January, 2012. Additionally, the increase was due to redemption notification costs related to the Series M & O redemptions in February, 2012.

Interest Expense: Interest expense was $5.3 million for the three months ended March 31, 2012 compared to $1.2 million for the same period in 2011. The increase was primarily attributable to interest expense on the term loan and loan assumption related to the Northern California Portfolio acquisition in December, 2011 and borrowings on the credit facility.

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $1.1 million of allocated income ($99,000 allocated to preferred unit holders and $1.0 million allocated to common unit holders) for the three months ended March 31, 2012 compared to $2.4 million ($7.3 million of loss allocated to preferred unit holders and $4.9 million of income allocated to common unit holders) for the same period in 2011. Included in net income allocable to noncontrolling interests for the three months ended March 31, 2011 was a $7.4 million loss allocated to preferred unit holders resulting from the repurchase by the Company of preferred units at an amount less than the carrying value, partially offset with $1.7 million of income allocated to common unit holders due to the net gain on the repurchases of preferred units. The increase in net income allocable to noncontrolling interests was primarily due to the net impact of preferred equity transactions combined with the increase in net operating income, partially offset by increases in interest expense and preferred equity distributions.

Liquidity and Capital Resources

Cash and cash equivalents increased $1.1 million from $5.0 million at December 31, 2011 to $6.1 million at March 31, 2012 for the reasons noted below.

Net cash provided by operating activities for the three months ended March 31, 2012 and 2011 was $56.2 million and $45.2 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders.

Net cash used in investing activities was $11.4 million and $8.0 million for the three months ended March 31, 2012 and 2011, respectively. The change was primarily due to an increase in capital improvements of $3.4 million during 2012.

Net cash used in financing activities was $43.6 million and $37.7 million for the three months ended March 31, 2012 and 2011, respectively. The $5.9 million increase in cash used was primarily due to an increase in cash paid for repurchases/redemptions of preferred equity of $125.1 million and repayment on short term borrowings of $107.0 million, partially offset by $222.7 million of net proceeds from the issuance of preferred stock in 2012.

As of March 31, 2012, the Company had outstanding mortgage notes payable of $281.9 million compared to $282.1 million at December 31, 2011. See Notes 5 and 6 to the consolidated financial statements for a summary of the Company’s outstanding borrowings as of March 31, 2012.

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank which expires on August 1, 2015. The Credit Facility has a borrowing limit of $250.0 million. The rate of interest charged on borrowings is equal to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.00% to LIBOR plus 1.85% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 1.10%. In addition, the Company is required to pay an annual facility fee ranging from 0.15% to 0.45% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). As of March 31, 2012, the Company had $106.0 million outstanding on the Credit Facility at an interest rate of 1.35%. Subsequent to March 31, 2012, the Company repaid $4.0 million on the Credit Facility reducing the outstanding balance to $102.0 million as of April 30, 2012. The Company had $185.0 million outstanding on the Credit Facility at an interest rate of 1.41% at December 31, 2011. The Company had $1.0 million and $1.1 million of unamortized commitment fees as of March 31, 2012 and December 31, 2011, respectively. The Credit Facility requires the Company to meet certain covenants, with which the Company was in compliance at March 31, 2012. Interest on outstanding borrowings is payable monthly.

In connection with the Northern California Portfolio acquisition described in Note 3, the Company entered into a term loan on December 20, 2011 with Wells Fargo Bank, National Association, as Administrative Agent and the lenders named therein (the “Term Loan”). Pursuant to the Term Loan, the Company borrowed $250.0 million for a three year term through December 31, 2014. However, the maturity date of the Term Loan Agreement can be extended by one year at the Company’s election. Interest on the amounts borrowed under the Term Loan will accrue based on an applicable rate ranging from LIBOR plus 1.15% to LIBOR plus 2.25% depending on the Company’s credit ratings. Currently, the Company’s rate under the Term Loan is LIBOR plus 1.20% (1.45% at March 31, 2012). The Company had $667,000 and $729,000 of unamortized commitment fees as of March 31, 2012 and December 31, 2011, respectively. The covenants and events of default contained in the Credit Facility are incorporated into the Term Loan by reference, and the Term Loan is cross-defaulted to the Credit Facility. The Term Loan can be repaid in full or part prior to its maturity without penalty.

The Company’s preferred equity outstanding increased to 19.9% of its market capitalization during the three months ended March 31, 2012 primarily due to a decrease in outstanding short-term borrowings combined with the issuance of preferred stock in 2012. As of March 31, 2012, the Company had four fixed-rate mortgage notes totaling $281.9 million and a combined outstanding balance on the Credit Facility and Term Loan of $356.0 million, which represented 8.4% and 10.6%, respectively, of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding mortgage notes and (3) the total number of common shares and common units outstanding at March 31, 2012 multiplied by the closing price of the stock on that date. The weighted average interest rate for the mortgage notes is 5.47% per annum and the weighted average interest rate on the Credit Facility and Term Loan was 1.42%. The Company had 25.1% of its properties, in terms of net book value, encumbered at March 31, 2012.

The Company focuses on retaining cash for reinvestment as we believe that this provides the greatest level of financial flexibility. While operating results have been negatively impacted by the recent economic recession, we believe it is likely that as the economy recovers and operating fundamentals improve, additional increases in distributions to the Company’s common shareholders will be required. Going forward, the Company will continue to monitor its taxable income and the corresponding dividend requirements.

Issuance of Preferred Stock: On January 18, 2012, the Company issued $230.0 million or 9.2 million depositary shares, each representing 1/1,000 of a share of the 6.45% Cumulative Preferred Stock, Series S, at $25.00 per depositary share.

Note Payable to Affiliate: On February 9, 2011, the Company entered into an agreement with PS to borrow $121.0 million with a maturity date of August 9, 2011 at an interest rate of LIBOR plus 0.85%. The Company repaid, in full, the note payable to PS upon maturity. Interest expense under this note payable was $234,000 for the three months ended March 31, 2011.

Redemption of Preferred Equity: In February, 2012, the Company completed the redemption of its 7.20% Cumulative Preferred Stock, Series M, at its par value of $79.6 million and its 7.375% Cumulative Preferred Stock, Series O, at its par value of $84.6 million. The Company reported the excess of the redemption amount over the carrying amount of $5.3 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the three months ended March 31, 2012.

Repurchase of Preferred Equity: In February, 2011, the Company paid an aggregate of $39.1 million to repurchase 1,710,000 units of its 7.50% Series J Cumulative Redeemable Preferred Units and 203,400 units of its 6.55% Series Q Cumulative Redeemable Preferred Units for a weighted average purchase price of $20.43 per unit. The aggregate par value of the repurchased preferred units was $47.8 million, which generated a gain of $7.4 million, net of original issuance costs of $1.4 million, which was added to net income allocable to common shareholders and unit holders for the three months ended March 31, 2011.

Repurchase of Common Stock: The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Since inception of the program, the Company has repurchased an aggregate of 4.9 million shares of common stock at an aggregate cost of $183.9 million or an average cost per share of $37.64. Under existing board authorizations, the Company can repurchase an additional 1.6 million shares. No shares of common stock were repurchased under this program during the three months ended March 31, 2012 and 2011.

Capital Expenditures: During the three months ended March 31, 2012 and 2011, the Company expended $10.4 million and $7.1 million, respectively, in recurring capital expenditures, or $0.38 and $0.33 per weighted average square foot owned, respectively. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. The following table depicts actual capital expenditures (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Recurring capital expenditures	$10,353	$7,088
Property renovations and other capital expenditures	1,085	955

Total capital expenditures	$11,438	$8,043

For the three months ended March 31, 2012, recurring capital expenditures increased $3.3 million, or 46.1%, over the same period in 2011 primarily due to $1.7 million recurring capital expenditures related to the lease up of the 2011 and 2010 acquisitions and larger tenant improvement projects from the Same Park Portfolio.

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

The Company’s funding strategy has been to use permanent capital, including common and preferred stock, along with internally generated retained cash flows to meet its liquidity needs. In addition, the Company may sell properties that no longer meet its investment criteria. From time to time, the Company may use its Credit Facility or other forms of debt to fund real estate acquisitions or other capital allocations. The Company targets a minimum ratio of FFO to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the three months ended March 31, 2012, the FFO to fixed charges and preferred distributions coverage ratio was 3.1 to 1.0, excluding the issuance costs related to the redemption of preferred equity.

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

FFO for the Company is computed as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Net income allocable to common shareholders	$3,467	$16,562
Depreciation and amortization (1)	27,299	20,859
Net income allocable to noncontrolling interests — common units	1,049	4,901
Net income allocable to restricted stock unit holders	44	50

Consolidated FFO allocable to common and dilutive shares	31,859	42,372
FFO allocated to noncontrolling interests — common units	(7,371)	(9,654)
FFO allocated to restricted stock unit holders	(114)	(95)

FFO allocated to common shares	$24,374	$32,623

(1)	Includes depreciation from discontinued operations.

FFO allocable to common and dilutive shares decreased $10.5 million for the three months ended March 31, 2012 compared to the same period in 2011. The three month decrease was primarily due to the net impact of preferred equity transactions (noted above) and increases in interest expense and preferred equity distributions, partially offset by an increase in net operating income.

Related Party Transactions: At March 31, 2012, PS owned 24.0% of the outstanding shares of the Company’s common stock and 23.2% of the outstanding common units of the Operating Partnership (100.0% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 41.6% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chairman of the Board, Chief Executive Officer and President of PS. Gary E. Pruitt, an independent director of the Company is also a trustee of PS.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services, which are allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $110,000 for the three months ended March 31, 2012 and 2011. In addition, the Company provides property management services for properties owned by PS for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contract with PS totaled $166,000 and $178,000 for the three months ended March 31, 2012 and 2011, respectively. PS also provides property management services for the self-storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contract with PS totaled $13,000 for the three months ended March 31, 2012 and 2011.

On February 9, 2011, the Company entered into an agreement with PS to borrow $121.0 million with a maturity date of August 9, 2011 at an interest rate of LIBOR plus 0.85%. The Company repaid, in full, the note payable to PS upon maturity. Interest expense under this note payable was $234,000 for the three months ended March 31, 2011.

The PS Business Parks name and logo is owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six-months written notice.

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.

Contractual Obligations: The Company is scheduled to pay cash dividends of $45.1 million per year on its preferred equity outstanding as of March 31, 2012. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company, from time to time, will use debt financing to facilitate acquisitions. In connection with the Northern California Portfolio acquisition, the Company assumed a $250.0 million mortgage note and obtained a $250.0 million term loan. As a result of the acquisition, the Company’s debt as a percentage of total equity (based on book values) was 45.0% as of March 31, 2012.

The Company’s market risk sensitive instruments include mortgage notes of $281.9 million, the outstanding balance on the Credit Facility of $106.0 million and the Term Loan of $250.0 million as of March 31, 2012. All of the Company’s mortgage notes bear interest at fixed rates with a weighted average fixed rate of 5.47% at March 31, 2012. The Credit Facility and Term Loan bear interest at variable rates which are currently LIBOR plus 1.10% and 1.20%, respectively. See Notes 2, 5 and 6 to consolidated financial statements for terms, valuations and approximate principal maturities of the mortgage notes payable, Credit Facility and Term Loan as of March 31, 2012. Based on borrowing rates currently available to the Company, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2012, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

During the three months ended March 31, 2012, there were no shares of the Company’s common stock repurchased. As of March 31, 2012, 1,614,721 shares remain available for purchase under the program.

See Note 9 to the consolidated financial statements for additional information on repurchases of equity securities.

ITEM 6.	EXHIBITS

Exhibits

Exhibit 3.1	Restated Bylaws, as amended. Filed herewith.

Exhibit 10.1*	Registrant’s 2012 Equity and Performance-Based Incentive Compensation Plan (2012 Plan). Filed herewith.

Exhibit 10.2*	Form of Registrant’s 2012 Plan Non-Qualified Stock Option Agreement. Filed herewith.

Exhibit 10.3*	Form of Registrant’s 2012 Plan Restricted Stock Unit Agreement. Filed herewith.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 101.INS	XBRL Instance Document. Filed herewith.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 1, 2012

PS BUSINESS PARKS, INC.

BY:	/s/ Edward A. Stokx
Edward A. Stokx
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Bylaws, as amended. Filed herewith.

Exhibit 10.1*	Registrant’s 2012 Equity and Performance-Based Incentive Compensation Plan (2012 Plan). Filed herewith.

Exhibit 10.2*	Form of Registrant’s 2012 Plan Non-Qualified Stock Option Agreement. Filed herewith.

Exhibit 10.3*	Form of Registrant’s 2012 Plan Restricted Stock Unit Agreement. Filed herewith.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 101.INS	XBRL Instance Document. Filed herewith.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

*	Management contract or compensatory plan or arrangement