Form 10-Q
period 2012-09-30
PS BUSINESS PARKS INC/CA
filed 2012-11-01
CIK 866368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

As of October 29, 2012, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 24,284,548.

PS BUSINESS PARKS, INC.

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$159,792	$4,980

Real estate facilities, at cost:
Land	792,146	772,573
Buildings and improvements	2,211,220	2,155,772

	3,003,366	2,928,345
Accumulated depreciation	(917,728)	(845,700)

	2,085,638	2,082,645
Properties held for disposition, net	1,201	1,218
Land held for development	6,829	6,829

	2,093,668	2,090,692
Rent receivable	4,418	3,198
Deferred rent receivable	25,843	23,388
Other assets	17,088	16,361

Total assets	$2,300,809	$2,138,619

LIABILITIES AND EQUITY

Accrued and other liabilities	$73,656	$60,940
Preferred stock called for redemption	132,250	—
Credit facility	—	185,000
Term loan	200,000	250,000
Mortgage notes payable	281,448	282,084

Total liabilities	687,354	778,024

Commitments and contingencies

Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 35,400 and 23,942 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	885,000	598,546
Common stock, $0.01 par value, 100,000,000 shares authorized, 24,284,548 and 24,128,184 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	242	240
Paid-in capital	535,496	534,322
Cumulative net income	944,245	878,704
Cumulative distributions	(919,988)	(832,607)

Total PS Business Parks, Inc.’s shareholders’ equity	1,444,995	1,179,205
Noncontrolling interests:
Preferred units	—	5,583
Common units	168,460	175,807

Total noncontrolling interests	168,460	181,390

Total equity	1,613,455	1,360,595

Total liabilities and equity	$2,300,809	$2,138,619

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$87,020	$76,463	$257,324	$222,894
Facility management fees	159	170	489	517

Total operating revenues	87,179	76,633	257,813	223,411

Expenses:
Cost of operations	29,294	24,778	85,126	74,589
Depreciation and amortization	26,884	21,382	81,326	63,100
General and administrative	2,240	1,365	6,925	4,683

Total operating expenses	58,418	47,525	173,377	142,372

Other income and (expense):
Interest and other income	37	37	160	174
Interest expense	(5,172)	(1,261)	(15,733)	(3,621)

Total other income and (expense)	(5,135)	(1,224)	(15,573)	(3,447)

Income from continuing operations	23,626	27,884	68,863	77,592

Discontinued operations:
Income from discontinued operations	69	25	32	297
Gain on sale of real estate facility	—	2,717	—	2,717

Total discontinued operations	69	2,742	32	3,014

Net income	$23,695	$30,626	$68,895	$80,606

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$1,557	$4,597	$3,031	$12,858
Noncontrolling interests — preferred units	—	99	323	(7,091)

Total net income allocable to noncontrolling interests	1,557	4,696	3,354	5,767

Net income allocable to PS Business Parks, Inc.:
Common shareholders	5,172	15,444	10,049	43,382
Preferred shareholders	16,936	10,450	55,386	31,349
Restricted stock unit holders	30	36	106	108

Total net income allocable to PS Business Parks, Inc.	22,138	25,930	65,541	74,839

Net income	$23,695	$30,626	$68,895	$80,606

Net income per common share — basic:
Continuing operations	$0.21	$0.54	$0.41	$1.67
Discontinued operations	$—	$0.09	$—	$0.09
Net income	$0.21	$0.63	$0.41	$1.76

Net income per common share — diluted:
Continuing operations	$0.21	$0.54	$0.41	$1.66
Discontinued operations	$—	$0.09	$—	$0.09
Net income	$0.21	$0.63	$0.41	$1.75

Weighted average common shares outstanding:
Basic	24,257	24,543	24,216	24,647

Diluted	24,350	24,612	24,309	24,738

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Unaudited, in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Total PS Business Parks, Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity	Interests	Equity
Balances at December 31, 2011	23,942	$598,546	24,128,184	$240	$534,322	$878,704	$(832,607)	$1,179,205	$181,390	$1,360,595
Issuance of preferred stock, net of issuance costs	32,400	810,000	—	—	(25,608)	—	—	784,392	—	784,392
Redemption of preferred stock, net of issuance costs	(20,942)	(523,546)	—	—	17,167	—	(17,167)	(523,546)	—	(523,546)
Redemption of preferred units, net of issuance costs	—	—	—	—	149	—	—	149	(5,732)	(5,583)
Exercise of stock options	—	—	129,116	2	5,264	—	—	5,266	—	5,266
Stock compensation, net	—	—	27,248	—	3,506	—	—	3,506	—	3,506
Shelf registration	—	—	—	—	(40)	—	—	(40)	—	(40)
Net income	—	—	—	—	—	65,541	—	65,541	3,354	68,895
Distributions:
Preferred stock	—	—	—	—	—	—	(38,219)	(38,219)	—	(38,219)
Common stock	—	—	—	—	—	—	(31,995)	(31,995)	—	(31,995)
Noncontrolling interests	—	—	—	—	—	—	—	—	(9,816)	(9,816)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	736	—	—	736	(736)	—

Balances at September 30, 2012	35,400	$885,000	24,284,548	$242	$535,496	$944,245	$(919,988)	$1,444,995	$168,460	$1,613,455

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$68,895	$80,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	81,422	63,340
In-place lease adjustment	402	643
Tenant improvement reimbursements net of lease incentives	(561)	(615)
Amortization of mortgage premium	—	(177)
Gain on sale of real estate facility	—	(2,717)
Stock compensation	4,061	1,202
Increase in receivables and other assets	(5,966)	(2,317)
Increase in accrued and other liabilities	9,824	1,955

Total adjustments	89,182	61,314

Net cash provided by operating activities	158,077	141,920

Cash flows from investing activities:
Capital improvements to real estate facilities	(43,838)	(29,856)
Acquisition of real estate facilities	(37,125)	(30,060)
Proceeds from the sale of real estate facility	—	9,183

Net cash used in investing activities	(80,963)	(50,733)

Cash flows from financing activities:
Borrowings on credit facility	154,000	146,000
Note payable to affiliate	—	121,000
Repayment of borrowings on credit facility	(339,000)	(93,000)
Repayment of borrowings on term loan debt	(50,000)	—
Repayment of borrowings on note payable to affiliate	—	(121,000)
Principal payments on mortgage notes payable	(636)	(824)
Repayment of mortgage note payable	—	(2,660)
Net proceeds from the issuance of preferred stock	784,392	—
Proceeds from the exercise of stock options	5,266	1,050
Shelf registration	(40)	—
Redemption/repurchase of preferred units	(5,583)	(39,087)
Redemption/repurchase of preferred stock	(391,296)	—
Repurchase of common stock	—	(30,252)
Distributions paid to common shareholders	(31,995)	(32,430)
Distributions paid to preferred shareholders	(37,594)	(31,349)
Distributions paid to noncontrolling interests — common units	(9,642)	(9,642)
Distributions paid to noncontrolling interests — preferred units	(174)	(298)

Net cash provided by (used in) financing activities	77,698	(92,492)

Net increase (decrease) in cash and cash equivalents	154,812	(1,305)
Cash and cash equivalents at the beginning of the period	4,980	5,066

Cash and cash equivalents at the end of the period	$159,792	$3,761

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests — common units	$(736)	$5,538
Paid-in capital	$736	$(5,538)
Gain on repurchase of preferred equity:
Preferred units	$—	$(8,748)
Paid-in capital	$—	$8,748
Issuance costs related to the redemption/repurchase of preferred equity:
Cumulative distributions	$(17,167)	$—
Noncontrolling interest — common units	$(149)	$(1,359)
Paid-in capital	$17,316	$1,359
Preferred stock called for redemption:
Preferred stock	$(132,250)	$—
Preferred stock called for redemption	$132,250	$—
Accrued preferred stock distribution:
Accrued and other liabilities	$625	$—
Cumulative distributions	$(625)	$—

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

1. Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of September 30, 2012, PSB owned 76.9% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units are owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires, and develops commercial properties, primarily multi-tenant flex, office and industrial space. As of September 30, 2012, the Company owned and operated 28.2 million rentable square feet of commercial space located in eight states. The Company also manages 1.2 million rentable square feet on behalf of PS.

References to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 at September 30, 2012 and December 31, 2011.

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

Intangible assets/liabilities

Intangible assets and liabilities include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values (included in other assets and accrued liabilities in the accompanying consolidated balance sheets) are amortized to rental income over the remaining non-cancelable terms of the respective leases. The Company recorded net amortization of $116,000 and $223,000 of intangible assets and liabilities resulting from the above-market and below-market lease values during the three months ended September 30, 2012 and 2011, respectively. Amortization was $402,000 and $643,000 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the value of in-place leases resulted in a net intangible asset of $5.5 million, net of $4.1 million of accumulated amortization with a weighted average amortization period of 6.2 years, and a net intangible liability of $5.1 million, net of $2.5 million of accumulated amortization with a weighted average amortization period of 4.9 years. As of December 31, 2011, the value of in-place leases resulted in a net intangible asset of $6.9 million, net of $2.3 million of accumulated amortization and a net intangible liability of $6.4 million, net of $1.1 million of accumulated amortization.

Evaluation of asset impairment

The Company evaluates its assets used in operations for impairment by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the estimated undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At September 30, 2012, the Company did not consider any assets to be impaired.

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

The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of September 30, 2012, the Company did not recognize any tax benefit for uncertain tax positions.

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

Net income allocation

Net income was allocated as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units:
Continuing operations	$1,541	$3,969	$3,024	$12,170
Discontinued operations	16	628	7	688

Total net income allocable to noncontrolling interests — common units	1,557	4,597	3,031	12,858

Noncontrolling interests — preferred units:
Distributions to preferred unit holders	—	99	174	298
Issuance costs related to the redemption of preferred units	—	—	149	—
Gain on repurchase of preferred units, net of issuance costs	—	—	—	(7,389)

Total net income allocable to noncontrolling interests — preferred units	—	99	323	(7,091)

Total net income allocable to noncontrolling interests	1,557	4,696	3,354	5,767

Net income allocable to PS Business Parks, Inc.:
Common shareholders:
Continuing operations	5,119	13,335	10,024	41,062
Discontinued operations	53	2,109	25	2,320

Total net income allocable to common shareholders	5,172	15,444	10,049	43,382

Preferred shareholders:
Distributions to preferred shareholders	13,088	10,450	38,219	31,349
Issuance costs related to the redemption of preferred stock	3,848	—	17,167	—

Total net income allocable to preferred shareholders	16,936	10,450	55,386	31,349

Restricted stock unit holders:
Continuing operations	30	31	106	102
Discontinued operations	—	5	—	6

Total net income allocable to restricted stock unit holders	30	36	106	108

Total net income allocable to PS Business Parks, Inc.	22,138	25,930	65,541	74,839

Net income	$23,695	$30,626	$68,895	$80,606

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income allocable to common shareholders	$5,172	$15,444	$10,049	$43,382

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	24,257	24,543	24,216	24,647
Net effect of dilutive stock compensation — based on treasury stock method using average market price	93	69	93	91

Diluted weighted average common shares outstanding	24,350	24,612	24,309	24,738

Net income per common share — Basic	$0.21	$0.63	$0.41	$1.76

Net income per common share — Diluted	$0.21	$0.63	$0.41	$1.75

Options to purchase 27,200 and 92,000 shares for the three months ended September 30, 2012 and 2011, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive. Options to purchase 51,200 and 92,000 shares for the nine months ended September 30, 2012 and 2011, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.

Segment reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2011 in order to conform to the 2012 presentation.

3. Real estate facilities

The activity in real estate facilities for the nine months ended September 30, 2012 is as follows (in thousands):

	Land	Buildings and Improvements	Accumulated Depreciation	Total
Balances at December 31, 2011	$772,573	$2,155,772	$(845,700)	$2,082,645
Acquisition of real estate	19,573	17,695	—	37,268
Capital improvements, net	—	47,130	—	47,130
Disposals	—	(9,298)	9,298	—
Depreciation expense	—	—	(81,422)	(81,422)
Transfer to properties held for disposition	—	(79)	96	17

Balances at September 30, 2012	$792,146	$2,211,220	$(917,728)	$2,085,638

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

On July 24, 2012, the Company acquired a 958,000 square foot industrial park consisting of eight single-story buildings located in Kent Valley, Washington, for a purchase price of $37.6 million. The Company incurred and expensed acquisition transaction costs of $158,000 for the three and nine months ended September 30, 2012.

The following table summarizes the assets acquired and liabilities assumed for the nine months ended September 30, (in thousands):

2012
Land	$19,573
Buildings and improvements	17,695
Above-market in-place lease value	473
Below-market in-place lease value	(191)

Total purchase price	37,550
Net operating assets acquired and liabilities assumed	(425)

Total cash paid	$37,125

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

The results of operations of the Portfolio acquired have been included in the Company’s consolidated financial statements since the date of acquisition of December 20, 2011. The unaudited pro forma data presented below assumes that the Portfolio acquisition occurred as of the beginning of the respective period, and includes pro forma adjustments to (i) increase depreciation expense to reflect the Company’s book basis for buildings and improvements acquired, (ii) increase amortization expense to reflect the above-market and below-market in-place lease value acquired, and (iii) increase interest expense to reflect the financing of the Portfolio acquisition related to the $250.0 million mortgage note assumption, borrowings from the term loan and credit facility. Rental income of $11.2 million and $32.1 million related to the Portfolio acquisition for the three and nine months ended September 30, 2012, respectively, was reported in the Company’s consolidated statements of income. Net losses of $1.3 million and $5.5 million related to the Portfolio acquisition for the three and nine months end September 30, 2012, respectively, were reported in the Company’s consolidated statements of income. The net loss includes rental income less cost of operations, depreciation and mortgage note interest. The Company’s unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Portfolio acquisition been consummated at the beginning of the period presented (in thousands, except per share amounts):

	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2011
Pro Forma Revenues	$86,375	$253,260
Pro Forma Net income	$33,456	$75,695
Pro Forma Net income per common share:
Basic	$0.72	$1.61
Diluted	$0.72	$1.60

In August, 2011, the Company completed the sale of Westchase Corporate Park, a 177,000 square foot flex park consisting of 13 buildings in Houston, Texas, for a sales price of $9.8 million, resulting in a net gain of $2.7 million.

Subsequent to September 30, 2012, the Company completed the sale of Quail Valley Business Park, a 66,000 square foot flex park in Houston, Texas, for $2.3 million.

The following table summarizes the condensed results of operations of the properties held for disposition as of September 30, 2012 and the property sold during 2011 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Rental income	$112	$337	$267	$1,330
Cost of operations	(43)	(271)	(139)	(793)
Depreciation	—	(41)	(96)	(240)

Income from discontinued operations	$69	$25	$32	$297

In addition to minimum rental payments, tenants reimburse the Company for their pro rata share of specified operating expenses, which amounted to $34,000 and $138,000 for the three months ended September 30, 2012 and 2011, respectively. Reimbursements were $51,000 and $523,000 for the nine months ended September 30, 2012 and 2011, respectively. These amounts are included as rental income in the table presented above.

4. Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues excluding recovery of operating expenses as of September 30, 2012 under these leases are as follows (in thousands):

2012	$65,932
2013	228,795
2014	162,599
2015	109,904
2016	75,160
Thereafter	122,750

Total	$765,140

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $18.7 million and $14.6 million for the three months ended September 30, 2012 and 2011, respectively and $53.6 million and $44.7 million for the nine months ended September 30, 2012 and 2011, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 6.9% of total leased square footage are subject to termination options which include leases accounting for 1.5% of total leased square footage having termination options exercisable through December 31, 2012. In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

5. Bank loans

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) which expires on August 1, 2015. The Credit Facility has a borrowing limit of $250.0 million. The rate of interest charged on borrowings is equal to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.00% to LIBOR plus 1.85% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 1.10%. In addition, the Company is required to pay an annual facility fee ranging from 0.15% to 0.45% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). The Company had no balance outstanding on the Credit Facility at September 30, 2012. The Company had $185.0 million outstanding on the Credit Facility at an interest rate of 1.41% at December 31, 2011. The Company had $868,000 and $1.1 million of unamortized commitment fees as of September 30, 2012 and December 31, 2011, respectively. The Credit Facility requires the Company to meet certain covenants, with which the Company was in compliance at September 30, 2012. Interest on outstanding borrowings is payable monthly.

In connection with the Northern California Portfolio acquisition described in Note 3, the Company entered into a term loan on December 20, 2011 with Wells Fargo, as Administrative Agent and the lenders named therein (the “Term Loan”). Pursuant to the Term Loan, the Company borrowed $250.0 million for a three year term through December 31, 2014. However, the maturity date of the Term Loan Agreement can be extended by one year at the Company’s election. Interest on the amounts borrowed under the Term Loan will accrue based on an applicable rate ranging from LIBOR plus 1.15% to LIBOR plus 2.25% depending on the Company’s credit ratings. Currently, the Company’s rate under the Term Loan is LIBOR plus 1.20%. The Company had $200.0 million outstanding on the Term Loan at an interest rate of 1.42% at September 30, 2012 and $250.0 million outstanding at an interest rate of 1.50% at December 31, 2011. The Company had $433,000 and $729,000 of unamortized commitment fees as of September 30, 2012 and December 31, 2011, respectively. The covenants and events of default contained in the Credit Facility are incorporated into the Term Loan by reference, and the Term Loan is cross-defaulted to the Credit Facility. The Term Loan can be repaid in full or part at any time prior to its maturity without penalty.

6. Mortgage notes payable

Mortgage notes payable consist of the following (in thousands):

	September 30, 2012	December 31, 2011
5.73% mortgage note, secured by one commercial property with a net book value of $27.7 million, principal and interest payable monthly, due November, 2012	$13,207	$13,436
5.52% mortgage note, secured by one commercial property with a net book value of $14.8 million, principal and interest payable monthly, due May, 2013	9,106	9,311
5.68% mortgage note, secured by one commercial property with a net book value of $16.5 million, principal and interest payable monthly, due May, 2013	9,135	9,337
5.45% mortgage note, secured by 4.8 million square feet with a net book value of $451.8 million, interest payable monthly, due December, 2016	250,000	250,000

Total	$281,448	$282,084

At September 30, 2012, mortgage notes payable had a weighted average interest rate of 5.47% and a weighted average maturity of 3.8 years with principal payments as follows (in thousands):

2012	$13,347
2013	18,101
2014	—
2015	—
2016	250,000

Total	$281,448

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

At September 30, 2012, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. On a fully converted basis, assuming all 7,305,355 noncontrolling interests — common units were converted into shares of common stock of PSB at September 30, 2012, the noncontrolling interests — common units would convert into 23.1% of the shares of common stock outstanding. Combined with PS’s common stock ownership, on a fully converted basis, PS has a combined ownership of 41.5% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the noncontrolling interest based upon the ownership interest, and an adjustment is made to the noncontrolling interest, with a corresponding adjustment to paid-in capital, to reflect the noncontrolling interests’ equity interest in the Company.

Preferred partnership units

Through the Operating Partnership, the Company had the following preferred units outstanding as of September 30, 2012 and December 31, 2011:

				September 30, 2012		December 31, 2011
Series	Issuance Date	Earliest Potential Redemption Date	Dividend Rate	Units Outstanding	Amount (in thousands)	Units Outstanding	Amount (in thousands)
Series N	December, 2005	December, 2010	7.125%	—	$—	223,300	$5,583

Total				—	$—	223,300	$5,583

On June 8, 2012, the Company redeemed 223,300 units of its 7.125% Series N Cumulative Redeemable Preferred Units for $5.6 million. The Company reported the excess of the redemption amount over the carrying amount of $149,000, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the nine months ended September 30, 2012.

In February, 2011, the Company paid an aggregate of $39.1 million to repurchase 1,710,000 units of its 7.50% Series J Cumulative Redeemable Preferred Units and 203,400 units of its 6.55% Series Q Cumulative Redeemable Preferred Units for a weighted average purchase price of $20.43 per unit. The aggregate par value of the repurchased preferred units was $47.8 million, which generated a gain of $7.4 million, net of original issuance costs of $1.4 million, which was added to net income allocable to common shareholders and unit holders for the nine months ended September 30, 2011.

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

The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under this contract were $159,000 and $170,000 for the three months ended September 30, 2012 and 2011, respectively and $489,000 and $517,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

Either the Company or PS can cancel the property management contract upon 60 days notice. Management fee expenses under the contract were $14,000 and $13,000 for the three months ended September 30, 2012 and 2011, respectively and $41,000 and $39,000 for the nine months ended September 30, 2012 and 2011, respectively.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services, which are allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $110,000 for the three months ended September 30, 2012 and 2011 and $331,000 for the nine months ended September 30, 2012 and 2011.

The Company had amounts due to PS of $281,000 at September 30, 2012 and due from PS of $205,000 at December 31, 2011 for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

On February 9, 2011, the Company entered into an agreement with PS to borrow $121.0 million with a maturity date of August 9, 2011 at an interest rate of LIBOR plus 0.85%. The Company repaid, in full, the note payable to PS upon maturity. Interest expense under this note payable was $138,000 and $664,000 for the three and nine months ended September 30, 2011.

9. Shareholders’ equity

Preferred stock

As of September 30, 2012 and December 31, 2011, the Company had the following series of preferred stock outstanding:

				September 30, 2012		December 31, 2011
Series	Issuance Date	Earliest Potential Redemption Date	Dividend Rate	Shares Outstanding	Amount (in thousands)	Shares Outstanding	Amount (in thousands)
Series R	October, 2010	October, 2015	6.875%	3,000	75,000	3,000	75,000
Series S	January, 2012	January, 2017	6.450%	9,200	230,000	—	—
Series T	May, 2012	May, 2017	6.000%	14,000	350,000	—	—
Series U	September, 2012	September, 2017	5.750%	9,200	230,000	—	—
Series H	January & October, 2004	January, 2009	7.000%	—	—	6,341	158,520
Series I	April, 2004	April, 2009	6.875%	—	—	2,745	68,626
Series M	May, 2005	May, 2010	7.200%	—	—	3,182	79,550
Series O	June & August, 2006	June, 2011	7.375%	—	—	3,384	84,600
Series P	January, 2007	January, 2012	6.700%	—	—	5,290	132,250

Total				35,400	$885,000	23,942	$598,546

Subsequent to September 30, 2012, the Company completed the redemption of its 6.70% Cumulative Preferred Stock, Series P, at its par value of $132.3 million. The Company reported the excess of the redemption amount over the carrying amount of $3.8 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the three and nine months ended September 30, 2012. As of September 30, 2012, the Company reclassified the 6.70% Cumulative Preferred Stock, Series P, of $132.3 million from equity to liabilities as preferred stock called for redemption.

On September 14, 2012, the Company issued $230.0 million or 9.2 million depositary shares, each representing 1/1,000 of a share of the 5.75% Cumulative Preferred Stock, Series U, at $25.00 per depositary share.

On June 15, 2012, the Company completed the redemption of its 7.00% Cumulative Preferred Stock, Series H, at its par value of $158.5 million and its 6.875% Cumulative Preferred Stock, Series I, at its par value of $68.6 million. The Company reported the excess of the redemption amount over the carrying amount of $8.1 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the nine months ended September 30, 2012.

On May 14, 2012, the Company issued $350.0 million or 14.0 million depositary shares, each representing 1/1,000 of a share of the 6.00% Cumulative Preferred Stock, Series T, at $25.00 per depositary share.

During February, 2012, the Company completed the redemption of its 7.20% Cumulative Preferred Stock, Series M, at its par value of $79.6 million and its 7.375% Cumulative Preferred Stock, Series O, at its par value of $84.6 million. The Company reported the excess of the redemption amount over the carrying amount of $5.3 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the nine months ended September 30, 2012.

On January 18, 2012, the Company issued $230.0 million or 9.2 million depositary shares, each representing 1/1,000 of a share of the 6.45% Cumulative Preferred Stock, Series S, at $25.00 per depositary share.

The Company recorded $13.1 million and $10.4 million in distributions to its preferred shareholders for the three months ended September 30, 2012 and 2011, respectively. The Company recorded $38.2 million and $31.3 million in distributions to its preferred shareholders for the nine months ended September 30, 2012 and 2011, respectively.

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At September 30, 2012, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. As of September 30, 2012, the Company had $28.1 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock

The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the nine months ended September 30, 2011, the Company repurchased 591,500 shares of common stock at an aggregate cost of $30.3 million. Since inception of the program, the Company has repurchased an aggregate of 4.9 million shares of common stock at an aggregate cost of $183.9 million or an average cost per share of $37.64. Under existing board authorizations, the Company can repurchase an additional 1.6 million shares. No shares of common stock were repurchased under this program during the nine months ended September 30, 2012.

The Company paid $10.7 million ($0.44 per common share) in distributions to its common shareholders for both the three months ended September 30, 2012 and 2011 and $32.0 million ($1.32 per common share) and $32.4 million ($1.32 per common share) for the nine months ended September 30, 2012 and 2011, respectively.

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

The weighted average grant date fair value of options granted during the nine months ended September 30, 2012 and 2011 was $4.85 per share and $5.38 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the nine months ended September 30, 2012 and 2011, respectively: a dividend yield of 2.6% and 2.9%; expected volatility of 13.4% and 13.9%; expected life of five years; and risk-free interest rates of 0.9% and 1.7%.

The weighted average grant date fair value of restricted stock units granted during the nine months ended September 30, 2012 and 2011 was $65.14 and $51.63, respectively. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant.

At September 30, 2012, there were a combined total of 981,000 options and restricted stock units authorized to grant. Information with respect to outstanding options and nonvested restricted stock units granted under the 2003 Plan and 2012 Plan is as follows:

Options:	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	567,216	$49.51
Granted	44,000	$66.69
Exercised	(129,116)	$40.77
Forfeited	(13,600)	$61.05

Outstanding at September 30, 2012	468,500	$53.20	6.26 Years	$6,468

Exercisable at September 30, 2012	243,100	$51.38	4.76 Years	$3,806

Restricted Stock Units:	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	59,224	$52.24
Granted	17,800	$65.14
Vested	(20,094)	$51.36
Forfeited	(3,240)	$52.97

Nonvested at September 30, 2012	53,690	$55.73

In January of 2012, the Company entered into a performance-based restricted stock unit program with selected employees of the Company. Under the program, the Company established a targeted restricted stock unit award for selected employees, which would be earned only if the Company achieved targeted levels of total shareholder return during 2012 to 2015. The first type of award is an annual award following the end of each of the four years in the program, with the award subject to and based on the achievement of total return targets during the previous year. The second type of award is an award based on achieving a targeted average total return during the cumulative four-year period 2012-2015. In the event the total annual return is not met for an annual award, the shares allocated for award for such year are added to the shares that may be received if the four-year target is met. Both types of restricted stock unit awards vest in three equal annual installments beginning one year from the date of award. Up to approximately 38,284 restricted stock units would be granted for each of the four years assuming achievement was met and up to approximately 310,880 restricted stock units would be granted for the cumulative four-year period assuming achievement was met. Included in net compensation expense is $1.0 million and $2.9 million related to this performance-based restricted stock unit program during the three and nine months ended September 30, 2012.

Included in the Company’s consolidated statements of income for the three months ended September 30, 2012 and 2011, was $98,000 and $113,000, respectively, in net compensation expense related to stock options. Net compensation expense of $321,000 and $375,000 related to stock options was recognized during the nine months ended September 30, 2012 and 2011, respectively. Net compensation expense of $1.2 million and $241,000 related to restricted stock units was recognized during the three months ended September 30, 2012 and 2011, respectively. Net compensation expense of $3.5 million and $729,000 related to restricted stock units was recognized during the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, there was $1.1 million of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 2.5 years. As of September 30, 2012, there was $25.2 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 6.1 years.

Cash received from 129,116 stock options exercised during the nine months ended September 30, 2012 was $5.3 million. Cash received from 24,600 stock options exercised during the nine months ended September 30, 2011 was $1.1 million. The aggregate intrinsic value of the stock options exercised during the nine months ended September 30, 2012 and 2011 was $3.2 million and $457,000, respectively.

During the nine months ended September 30, 2012, 20,094 restricted stock units vested; in settlement of these units, 13,248 shares were issued, net of shares applied to income taxes. The aggregate fair value of the shares vested for the nine months ended September 30, 2012 was $1.3 million. During the nine months ended September 30, 2011, 29,890 restricted stock units vested; in settlement of these units, 18,907 shares were issued, net of shares applied to income taxes. The aggregate fair value of the shares vested for the nine months ended September 30, 2011 was $1.7 million.

In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. In December of 2011, the Director Plan was amended to increase the maximum shares from 5,000 shares to 7,000 shares, 1,000 shares of common stock for each year served as a director. Beginning in 2012, all grants of common stock to directors will be under the 2012 Plan. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income was $67,000 and $26,000 in compensation expense for the three months ended September 30, 2012 and 2011, respectively and $220,000 and $97,000 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and 2011, there was $1.3 million and $242,000, respectively, of unamortized compensation expense related to these shares. In April, 2012, the Company issued 14,000 shares to two directors upon retirement with an aggregate fair value of $956,000. In January, 2011, the Company issued 5,000 shares to a director upon retirement with an aggregate fair value of $290,000.

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

Overview

As of September 30, 2012, the Company owned and operated 28.2 million rentable square feet of multi-tenant flex, industrial and office properties located in eight states.

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

During the first nine months of 2012, the Company leased 6.1 million square feet of space including 3.1 million square feet of renewals of existing leases and 3.0 million square feet of new leases. Overall, the Company experienced a decrease in rental rates when comparing new rental rates to outgoing rental rates by 5.0%. See further discussion of operating results below.

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

Effect of Economic Conditions on the Company’s Operations: During the first nine months of 2012, while certain markets reflected signs of improved occupancy, overall the Company continued to experience decreases in new rental rates over expiring rental rates on executed leases as a result of continued weak economic conditions. The rate of decrease eased from 8.3% for the year ended December 31, 2011 to 5.0% for the nine months ended September 30, 2012. Although it is uncertain what impact economic conditions will have on the Company’s future ability to maintain existing occupancy levels and rental rates, management believes that the decrease in rental rates on lease transactions could result in a decrease in rental income for 2012 compared to 2011. Current and future economic conditions may continue to have a significant impact on the Company, potentially resulting in further reductions in occupancy and rental rates.

While the Company historically has experienced a low level of write-offs of uncollectable rents, there is inherent uncertainty in a tenant’s ability to continue paying rent and meet their full lease obligation. The table below summarizes the impact to the Company from tenants’ inability to pay rent or continue to meet their lease obligations (in thousands):

	For The Nine Months Ended September 30,
	2012	2011
Write–offs of uncollectible rent	$828	$852
Write–offs as a percentage of rental income	0.3%	0.4%
Square footage of leases terminated prior to their scheduled expiration due to business failures/bankruptcies	439	400
Accelerated depreciation expense related to unamortized tenant improvements and lease commissions associated with early terminations	$1,119	$1,081

As of October 29, 2012, the Company had 15,000 square feet of leased space occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, tenants contact us, requesting early termination of their lease, a reduction in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.

Company Performance and Effect of Economic Conditions on Primary Markets: The Company’s operations are substantially concentrated in 10 regions. During the nine months ended September 30, 2012, initial rental rates on new and renewed leases within the Company’s overall portfolio decreased 5.0% over expiring rents, an improvement from a decline of 8.3% for the year ended December 31, 2011. The Company’s Same Park (defined below) occupancy rate at September 30, 2012 was 92.4%, compared to 91.6% at September 30, 2011. The Company’s overall occupancy rate at September 30, 2012 was 88.9%, compared to 89.7% at September 30, 2011. Each of the 10 regions in which the Company owns assets is subject to its own unique market influences. See “Supplemental Property Data and Trends” below for more information on regional operating data.

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

On July 24, 2012, the Company acquired a 958,000 square foot industrial park consisting of eight single-story buildings located in Kent Valley, Washington, for a purchase price of $37.6 million.

As of September 30, 2012, the blended occupancy rate of the ten assets acquired from 2010 thru 2012 was 81.3% compared to a blended occupancy rate of 74.8% at the time of acquisition. As of September 30, 2012, the Company had 1.7 million square feet of vacancy spread over these ten acquisitions which we believe provides the Company with considerable opportunity to generate additional rental income given that the Company’s other assets in these same submarkets have a blended occupancy of 94.2% at September 30, 2012. The table below reflects the assets acquired from 2010 thru 2012 (in thousands):

Property	Date Acquired	Location	Purchase Price	Square Feet	Occupancy at Acquisition	Occupancy at September 30, 2012
212th Business Park	July, 2012	Kent Valley, Washington	$37,550	958	52.3%	52.3%
Northern Californi Portfolio	December, 2011	East Bay, California	520,000	5,334	82.2%	85.0%
Royal Tech	October, 2011	Las Colinas, Texas	2,835	80	0.0%	100.0%
MICC – Center 22	August, 2011	Miami, Florida	3,525	46	33.3%	33.3%
Warren Building	June, 2011	Tysons Corner, Virginia	27,100	140	68.0%	83.7%
Westpark Business Campus	December, 2010	Tysons Corner, Virginia	140,000	735	61.9%	73.6%
Tysons Corporate Center	July, 2010	Tysons Corner, Virginia	35,400	270	47.0%	81.8%
Parklawn Business Park	June, 2010	Rockville, Maryland	23,430	232	70.6%	87.0%
Austin Flex Portfolio	April, 2010	Austin, Texas	42,900	704	88.0%	93.1%
Shady Grove Executive Center	March, 2010	Rockville, Maryland	60,000	350	73.5%	94.7%

Total			$892,740	8,849	74.8%	81.3%

In August, 2011, the Company completed the sale of Westchase Corporate Park, a 177,000 square foot flex park consisting of 13 buildings in Houston, Texas, for a gross sales price of $9.8 million, resulting in a net gain of $2.7 million.

Subsequent to September 30, 2012, the Company completed the sale of Quail Valley Business Park, a 66,000 square foot flex park in Houston, Texas, for $2.3 million.

Scheduled Lease Expirations: In addition to the 3.1 million square feet, or 11.1%, of space available in our total portfolio as of September 30, 2012, 523 leases representing 6.2% of the leased square footage of our total portfolio or 6.2% of annualized rental income are scheduled to expire during the remainder of 2012. Our ability to re-lease available space will depend upon market conditions in the specific submarkets in which our properties are located. As a result, we cannot predict with certainty the rate at which expiring leases will be re-leased.

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

Concentration of Portfolio by Region: The table below reflects the Company’s square footage from continuing operations based on regional concentration as of September 30, 2012 (in thousands):

Region	Square Footage	Percent of Total
California
Northern California	7,153	25.4%
Southern California	3,988	14.2%
Virginia	4,165	14.8%
Florida	3,717	13.2%
Texas
Northern Texas	1,769	6.3%
Southern Texas	1,491	5.3%
Maryland	2,352	8.4%
Washington	1,479	5.3%
Oregon	1,314	4.7%
Arizona	679	2.4%

Total Square Footage	28,107	100.0%

Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of September 30, 2012. The Company analyzes this concentration to minimize significant industry exposure risk.

Industry	Percent of Annualized Rental Income
Business services	14.9%
Health services	11.3%
Government	10.5%
Computer hardware, software and related services	10.4%
Warehouse, distribution, transportation and logistics	9.5%
Insurance and financial services	6.1%
Engineering and construction	5.6%
Retail, food and automotive	5.4%
Communications	4.7%
Aerospace/defense products and services	3.3%
Electronics	3.3%
Home furnishings	3.2%
Educational services	1.8%
Other	10.0%

Total	100.0%

The information below depicts the Company’s top 10 customers by annualized rental income as of September 30, 2012 (in thousands):

Tenants	Square Footage	Annualized Rental Income (1)	Percent of Annualized Rental Income
U.S. Government	856	$19,737	5.5%
Lockheed Martin Corporation	176	4,971	1.4%
Kaiser Permanente	199	4,167	1.2%
Level 3 Communication	197	3,741	1.0%
Luminex Corporation	149	2,270	0.6%
Wells Fargo	120	2,214	0.6%
Keeco LLC.	280	1,995	0.6%
AARP	102	1,797	0.5%
ATS Corporation	58	1,778	0.5%
JP Morgan	102	1,664	0.5%

Total	2,239	$44,334	12.4%

(1)	For leases expiring prior to December 31, 2012, annualized rental income represents income to be received under existing leases from October 1, 2012 through the date of expiration.

Comparative Analysis of the Three and Nine Months Ended September 30, 2012 to the Three and Nine Months Ended September 30, 2011

Results of Operations: In order to evaluate the performance of the Company’s portfolio over comparable periods, management analyzes the operating performance of properties owned and operated throughout both periods (herein referred to as “Same Park”). Effective January 1, 2012, the Company revised its Same Park definition to include all operating properties owned or acquired prior to January 1, 2010. We believe that this will provide the most meaningful perspective on how our assets are performing period to period, while not inflating comparative growth results with the continued lease-up of recently acquired assets. Operating properties that the Company acquired subsequent to January 1, 2010 are referred to as “Non-Same Park.” For the three and nine months ended September 30, 2012 and 2011, the Same Park facilities constitute 19.2 million rentable square feet, representing 68.1% of the 28.2 million square feet in the Company’s portfolio as of September 30, 2012.

Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income (defined as “NOI” for purposes of the following tables), are summarized for the three and nine months ended September 30, 2012 and 2011. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them, as well as the investor, the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from NOI as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. As part of the tables below, we have reconciled total NOI to income from continuing operations, which we consider the most directly comparable financial measure calculated in accordance with GAAP.

The following table presents the operating results of the Company’s properties for the three and nine months ended September 30, 2012 and 2011 in addition to other income and expense items affecting income from continuing operations (in thousands, except per square foot data):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Rental income:
Same Park (19.2 million rentable square feet) (1)	$63,342	$65,925	(3.9%)	$189,814	$193,264	(1.8%)
Non-Same Park (8.9 million rentable square feet)	23,678	10,538	124.7%	67,510	29,630	127.8%

Total rental income	87,020	76,463	13.8%	257,324	222,894	15.4%

Cost of operations:
Same Park	21,190	20,925	1.3%	62,141	63,301	(1.8%)
Non-Same Park	8,104	3,853	110.3%	22,985	11,288	103.6%

Total cost of operations	29,294	24,778	18.2%	85,126	74,589	14.1%

Net operating income:
Same Park (2)	42,152	45,000	(6.3%)	127,673	129,963	1.8%
Non-Same Park	15,574	6,685	133.0%	44,525	18,342	142.7%

Total net operating income	57,726	51,685	11.7%	172,198	148,305	16.1%

Other income and (expenses):
Facility management fees	159	170	(6.5%)	489	517	(5.4%)
Interest and other income	37	37	—	160	174	(8.0%)
Interest expense	(5,172)	(1,261)	310.2%	(15,733)	(3,621)	334.5%
Depreciation and amortization	(26,884)	(21,382)	25.7%	(81,326)	(63,100)	28.9%
General and administrative	(2,240)	(1,365)	64.1%	(6,925)	(4,683)	47.9%

Income from continuing operations	$23,626	$27,884	(15.3%)	$68,863	$77,592	(11.2%)

Same Park gross margin (3)	66.5%	66.8%	(0.4%)	67.3%	66.7%	0.9%
Same Park weighted average occupancy	91.9%	90.9%	1.1%	92.0%	91.0%	1.1%
Non-Same Park weighted average occupancy	82.0%	76.1%	7.8%	82.0%	74.8%	9.6%
Same Park annualized realized rent per square foot (4)	$14.37	$14.46	(0.6%)	$14.34	$14.54	(1.4%)

(1)

Excluding $2.9 million of lease buyout income received in the third quarter of 2011 associated with a 53,000 square foot lease which terminated as of August 31, 2011, rental income from the Same Park portfolio increased 0.5% and decreased 0.3% for the three and nine months ended September 30, 2012, respectively, over the same periods in 2011.

(2)

Excluding the $2.9 million of lease buyout income noted above, NOI from the Same Park portfolio increased 0.1% and 0.5% for the three and nine months ended September 30, 2012, respectively, over the same periods in 2011.

(3)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income excluding the $2.9 million of lease buyout income noted above.

(4)	Same Park annualized realized rent per square foot represents the annualized Same Park rental income earned per occupied square foot excluding the $2.9 million of lease buyout income noted above.

Supplemental Property Data and Trends: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables) from continuing operations is summarized for the three and nine months ended September 30, 2012 and 2011 by region below. See “Results of Operations” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following tables summarize the Same Park operating results by region for the three and nine months ended September 30, 2012 and 2011. In addition, the tables reflect the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2010, and the impact of such is included in Non-Same Park facilities in the tables below. As part of the tables below, we have reconciled total NOI to income from continuing operations (in thousands):

Three Months Ended September 30, 2012 and 2011:

Region	Rental Income September 30, 2012	Rental Income September 30, 2011	Increase (Decrease)	Cost of Operations September 30, 2012	Cost of Operations September 30, 2011	Increase (Decrease)	NOI September 30, 2012	NOI September 30, 2011	Increase (Decrease)
Same Park
Northern California	$4,707	$4,875	(3.4%)	$1,596	$1,662	(4.0%)	$3,111	$3,213	(3.2%)
Southern California	13,124	13,533	(3.0%)	4,803	4,615	4.1%	8,321	8,918	(6.7%)
Virginia	14,367	13,944	3.0%	4,114	4,154	(1.0%)	10,253	9,790	4.7%
Florida	7,627	7,549	1.0%	2,512	2,421	3.8%	5,115	5,128	(0.3%)
Northern Texas	4,245	4,178	1.6%	1,434	1,356	5.8%	2,811	2,822	(0.4%)
Southern Texas	2,114	2,027	4.3%	752	677	11.1%	1,362	1,351	0.8%
Maryland	9,060	12,275	(26.2%)	2,871	3,141	(8.6%)	6,189	9,133	(32.2%)
Washington	1,986	2,038	(2.6%)	681	624	9.1%	1,305	1,414	(7.7%)
Oregon	4,710	4,092	15.1%	1,749	1,603	9.1%	2,961	2,489	19.0%
Arizona	1,402	1,414	(0.8%)	678	672	0.9%	724	742	(2.4%)

Total Same Park	63,342	65,925	(3.9%)	21,190	20,925	1.3%	42,152	45,000	(6.3%)
Non-Same Park
Northern California	11,183	—	100.0%	3,484	—	100.0%	7,699	—	100.0%
Virginia	6,178	5,370	15.0%	2,298	2,091	9.9%	3,880	3,279	18.3%
Florida	245	182	34.6%	132	85	55.3%	113	97	16.5%
Northern Texas	250	—	100.0%	88	—	100.0%	162	—	100.0%
Southern Texas	1,943	1,910	1.7%	697	628	11.0%	1,246	1,282	(2.8%)
Maryland	3,296	3,076	7.2%	1,163	1,049	10.9%	2,133	2,027	5.2%
Washington	583	—	100.0%	242	—	100.0%	341	—	100.0%

Total Non-Same Park	23,678	10,538	124.7%	8,104	3,853	110.3%	15,574	6,685	133.0%

Total NOI	$87,020	$76,463	13.8%	$29,294	$24,778	18.2%	$57,726	$51,685	11.7%

Reconciliation of NOI to income from continuing operations
Total NOI							$57,726	$51,685	11.7%
Other income and (expenses):
Facilities management fees							159	170	(6.5%)
Interest and other income							37	37	—
Interest expense							(5,172)	(1,261)	310.2%
Depreciation and amortization							(26,884)	(21,382)	25.7%
General and administrative							(2,240)	(1,365)	64.1%

Income from continuing operations							$23,626	$27,884	(15.3%)

Nine Months Ended September 30, 2012 and 2011:

Region	Rental Income September 30, 2012	Rental Income September 30, 2011	Increase (Decrease)	Cost of Operations September 30, 2012	Cost of Operations September 30, 2011	Increase (Decrease)	NOI September 30, 2012	NOI September 30, 2011	Increase (Decrease)
Same Park
Northern California	$14,483	$14,543	(0.4%)	$4,666	$5,097	(8.5%)	$9,817	$9,446	3.9%
Southern California	38,961	41,135	(5.3%)	13,282	13,225	0.4%	25,679	27,910	(8.0%)
Virginia	43,733	41,421	5.6%	12,737	12,643	0.7%	30,996	28,778	7.7%
Florida	23,072	22,751	1.4%	7,345	7,573	(3.0%)	15,727	15,178	3.6%
Northern Texas	12,689	12,331	2.9%	4,294	4,235	1.4%	8,395	8,096	3.7%
Southern Texas	6,319	5,963	6.0%	2,208	2,029	8.8%	4,111	3,934	4.5%
Maryland	26,829	31,498	(14.8%)	8,496	9,503	(10.6%)	18,333	21,995	(16.6%)
Washington	6,083	6,361	(4.4%)	2,001	1,975	1.3%	4,082	4,386	(6.9%)
Oregon	13,318	13,028	2.2%	5,186	5,012	3.5%	8,132	8,016	1.4%
Arizona	4,327	4,233	2.2%	1,926	2,009	(4.1%)	2,401	2,224	8.0%

Total Same Park	189,814	193,264	(1.8%)	62,141	63,301	(1.8%)	127,673	129,963	(1.8%)
Non-Same Park

Northern California	32,107	—	100.0%	9,913	—	100.0%	22,194	—	100.0%
Virginia	17,694	14,409	22.8%	7,033	5,845	20.3%	10,661	8,564	24.5%
Florida	600	468	28.2%	353	225	56.9%	247	243	1.6%
Northern Texas	752	—	100.0%	206	—	100.0%	546	—	100.0%
Southern Texas	5,869	5,842	0.5%	2,050	2,039	0.5%	3,819	3,803	0.4%
Maryland	9,905	8,911	11.2%	3,188	3,179	0.3%	6,717	5,732	17.2%
Washington	583	—	100.0%	242	—	100.0%	341	—	100.0%

Total Non-Same Park	67,510	29,630	127.8%	22,985	11,288	103.6%	44,525	18,342	142.7%

Total NOI	$257,324	$222,894	15.4%	$85,126	$74,589	14.1%	$172,198	$148,305	16.1%

Reconciliation of NOI to income from continuing operations
Total NOI							$172,198	$148,305	16.1%
Other income and (expenses):
Facilities management fees							489	517	(5.4%)
Interest and other income							160	174	(8.0%)
Interest expense							(15,733)	(3,621)	334.5%
Depreciation and amortization							(81,326)	(63,100)	28.9%
General and administrative							(6,925)	(4,683)	47.9%

Income from continuing operations							$68,863	$77,592	(11.2%)

The following table summarizes Same Park weighted average occupancy rates and annualized realized rent per square foot by region for the three and nine months ended September 30, 2012 and 2011. Annualized realized rent per square foot for Maryland and Total Same Park excludes $2.9 million of lease buyout income for the three and nine months ended September 30, 2011.

Three Months Ended September 30, 2012 and 2011:

	Weighted Average Occupancy Rates			Annualized Realized Rent Per Square Foot
Region	2012	2011	Change	2012	2011	Change
Northern California	91.8%	89.4%	2.7%	$11.28	$12.00	(6.0%)
Southern California	90.7%	90.1%	0.7%	$14.52	$15.07	(3.6%)
Virginia	93.0%	92.2%	0.9%	$20.46	$20.03	2.1%
Florida	95.6%	96.1%	(0.5%)	$8.87	$8.74	1.5%
Northern Texas	93.6%	92.1%	1.6%	$10.73	$10.74	(0.1%)
Southern Texas	89.8%	90.1%	(0.3%)	$11.97	$11.43	4.7%
Maryland	86.4%	89.5%	(3.5%)	$23.72	$23.73	(0.0%)
Washington	90.6%	92.9%	(2.5%)	$16.83	$16.84	(0.1%)
Oregon	90.5%	77.8%	16.3%	$15.84	$16.01	(1.1%)
Arizona	90.8%	89.3%	1.7%	$9.10	$9.33	(2.5%)
Total Same Park	91.9%	90.9%	1.1%	$14.37	$14.46	(0.6%)

Nine Months Ended September 30, 2012 and 2011:

	Weighted Average Occupancy Rates			Annualized Realized Rent Per Square Foot
Region	2012	2011	Change	2012	2011	Change
Northern California	91.3%	89.8%	1.7%	$11.63	$11.88	(2.1%)
Southern California	90.4%	89.7%	0.8%	$14.42	$15.34	(6.0%)
Virginia	93.4%	91.5%	2.1%	$20.67	$19.99	3.4%
Florida	96.4%	96.7%	(0.3%)	$8.87	$8.72	1.7%
Northern Texas	94.4%	91.2%	3.5%	$10.60	$10.67	(0.7%)
Southern Texas	90.9%	89.1%	2.0%	$11.78	$11.34	3.9%
Maryland	86.7%	89.0%	(2.6%)	$23.34	$24.24	(3.7%)
Washington	90.7%	93.8%	(3.3%)	$17.16	$17.35	(1.1%)
Oregon	88.4%	82.2%	7.5%	$15.29	$16.08	(4.9%)
Arizona	91.0%	88.9%	2.4%	$9.34	$9.35	(0.1%)
Total Same Park	92.0%	91.0%	1.1%	$14.34	$14.54	(1.4%)

Rental Income: Rental income increased $10.6 million from $76.5 million for the three months ended September 30, 2011 to $87.0 million for the three months ended September 30, 2012 as a result of a $13.1 million increase in rental income from Non-Same Park facilities, which includes the 5.3 million square foot portfolio acquired in December, 2011, partially offset by a $2.6 million decrease from the Same Park portfolio. Included in rental income for the Same Park portfolio for the three and nine months ended September 30, 2011 was lease buyout income of $2.9 million associated with a 53,000 square foot lease in Maryland which terminated as of August 31, 2011. Excluding the lease buyout income, rental income from the Same Park portfolio increased $303,000 due to an increase in occupancy rates, partially offset by a decrease in rental rates. Rental income increased $34.4 million from $222.9 million to $257.3 million for the nine months ended September 30, 2012 over the same period in 2011 as a result of an increase in rental income from Non-Same Park facilities of $37.9 million partially offset by a decrease in rental income from the Company’s Same Park portfolio of $3.5 million. Excluding the lease buyout income, rental income from the Same Park portfolio decreased $564,000 due to a decrease in rental rates, partially offset by an increase in occupancy rates.

Facility Management Fees: Facility management fees account for a small portion of the Company’s net income. During the three months ended September 30, 2012, $159,000 of revenue was recognized from facility management fees compared to $170,000 for the same period in 2011. During the nine months ended September 30, 2012, $489,000 in revenue was recognized from facility management fees compared to $517,000 for the same period in 2011.

Cost of Operations: Cost of operations for the three months ended September 30, 2012 was $29.3 million compared to $24.8 million for the same period in 2011, an increase of $4.5 million, or 18.2% as a result of an increase in cost of operations from Non-Same Park facilities of $4.3 million combined with a $265,000 increase from the Same Park portfolio. The increase in Same Park cost of operations was primarily due to increases in insurance and payroll costs. Cost of operations increased $10.5 million, or 14.1%, from $74.6 million to $85.1 million for the nine months ended September 30, 2012 over the same period in 2011 as a result of an increase in cost of operations from Non-Same Park facilities of $11.7 million partially offset by a $1.2 million decrease in Same Park costs of operations. The nine month decrease in Same Park cost of operations was primarily due to reductions in repairs and maintenance and utility costs due to mild winter conditions in Maryland and Virginia partially offset by an increase in payroll costs.

Depreciation and Amortization Expense: Depreciation and amortization expense was $26.9 million for the three months ended September 30, 2012 compared to $21.4 million for the same period in 2011. Depreciation and amortization expense for the nine months ended September 30, 2012 was $81.3 million compared to $63.1 million for the same period in 2011. The increase for the comparative three and nine months was primarily due to depreciation relating to 2011 property acquisitions.

General and Administrative Expenses: For the three months ended September 30, 2012, general and administrative expenses increased $875,000, or 64.1%, over the same period in 2011. For the nine months ended September 30, 2012, general and administrative expenses increased $2.2 million, or 47.9%, over the same period in 2011. The increase for the comparative three and nine months was primarily a result of an increase in non-cash stock compensation expense from the amortization of a long term incentive plan which commenced January, 2012 and redemption notification costs related to the preferred stock redemptions.

Interest Expense: Interest expense was $5.2 million for the three months ended September 30, 2012 compared to $1.3 million for the same period in 2011. Interest expense was $15.7 million and $3.6 million for the nine months ended September 30, 2012 and 2011, respectively. The three and nine month increases were primarily attributable to interest expense on the term loan and mortgage note assumption related to the Northern California Portfolio acquisition in December, 2011 combined with borrowings on the Credit Facility (described below).

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $1.6 million allocated to common unit holders for the three months ended September 30, 2012 compared to $4.7 million of allocated income ($99,000 allocated to preferred unit holders and $4.6 million allocated to common unit holders) for the same period in 2011. Net income allocable to noncontrolling interests was $3.4 million of allocated income ($323,000 allocated to preferred unit holders and $3.0 million allocated to common unit holders) for the nine months ended September 30, 2012 compared to $5.8 million ($7.1 million of loss allocated to preferred unit holders and $12.9 million of income allocated to common unit holders) for the same period in 2011. The decrease in net income allocable to common shareholders for the three and nine months was primarily due to the net impact of non-cash preferred equity transactions and increases in interest expense, depreciation and amortization and preferred equity distributions, partially offset by an increase in net operating income. Included in net income allocable to noncontrolling interest for the nine months ended September 30, 2012 were issuance costs of $17.3 million associated with the preferred equity redemptions combined with a decrease in cash distributions as a result of the redemptions. Included in net income allocable to noncontrolling interests for the nine months ended September 30, 2011 was a $7.4 million loss allocated to preferred unit holders resulting from the repurchase by the Company of preferred units at an amount less than the carrying value, partially offset with $1.7 million of income allocated to common unit holders due to the net gain on the repurchases of preferred units.

Liquidity and Capital Resources

Cash and cash equivalents increased $154.8 million from $5.0 million at December 31, 2011 to $159.8 million at September 30, 2012 for the reasons noted below.

Net cash provided by operating activities for the nine months ended September 30, 2012 and 2011 was $158.1 million and $141.9 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders.

Net cash used in investing activities was $81.0 million and $50.7 million for the nine months ended September 30, 2012 and 2011, respectively. The change was primarily due to an increase in capital improvements of $14.0 million during 2012 combined with an increase in cash paid of $7.1 million for acquisitions. The Company paid $37.1 million for the acquisition in Kent Valley, Washington in 2012 compared to $30.1 million for acquisitions in Virginia and Florida in 2011. For the nine months ended September 30, 2011, the Company received net proceeds of $9.2 million from the disposition of real estate facilities located in Texas.

Net cash provided by in financing activities was $77.7 million for the nine months ended September 30, 2012 compared to net cash used in financing activities of $92.5 million for the nine months ended September 30, 2011. The $170.2 million increase in cash provided was primarily due to net equity transaction of $456.9 million partially offset by an increase in debt repayments of $172.2 million and a decrease in borrowings of $113.0 million.

As of September 30, 2012, the Company had outstanding mortgage notes payable of $281.4 million compared to $282.1 million at December 31, 2011. See Notes 5 and 6 to the consolidated financial statements for a summary of the Company’s outstanding borrowings as of September 30, 2012.

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) which expires on August 1, 2015. The Credit Facility has a borrowing limit of $250.0 million. The rate of interest charged on borrowings is equal to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.00% to LIBOR plus 1.85% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 1.10%. In addition, the Company is required to pay an annual facility fee ranging from 0.15% to 0.45% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). The Company had $185.0 million outstanding on the Credit Facility at an interest rate of 1.41% at December 31, 2011. The Company had no balance outstanding on the Credit Facility at September 30, 2012. The Company had $868,000 and $1.1 million of unamortized commitment fees as of September 30, 2012 and December 31, 2011, respectively. The Credit Facility requires the Company to meet certain covenants, with which the Company was in compliance at September 30, 2012. Interest on outstanding borrowings is payable monthly.

In connection with the Northern California Portfolio acquisition described in Note 3, the Company entered into a term loan on December 20, 2011 with Wells Fargo, as Administrative Agent and the lenders named therein (the “Term Loan”). Pursuant to the Term Loan, the Company borrowed $250.0 million for a three year term through December 31, 2014. However, the maturity date of the Term Loan Agreement can be extended by one year at the Company’s election. Interest on the amounts borrowed under the Term Loan will accrue based on an applicable rate ranging from LIBOR plus 1.15% to LIBOR plus 2.25% depending on the Company’s credit ratings. Currently, the Company’s rate under the Term Loan is LIBOR plus 1.20%. The Company had $200.0 million outstanding on the Term Loan at an interest rate of 1.42% at September 30, 2012 and $250.0 million outstanding at an interest rate of 1.50% at December 31, 2011. The Company had $433,000 and $729,000 of unamortized commitment fees as of September 30, 2012 and December 31, 2011, respectively. The covenants and events of default contained in the Credit Facility are incorporated into the Term Loan by reference, and the Term Loan is cross-defaulted to the Credit Facility. The Term Loan can be repaid in full or part at any time prior to its maturity without penalty.

The Company’s preferred equity outstanding increased to 25.5% of its market capitalization during the nine months ended September 30, 2012 primarily due to a decrease in outstanding unsecured debt combined with the issuance of preferred stock in 2012. As of September 30, 2012, the Company had four fixed-rate mortgage notes totaling $281.4 million and an outstanding balance on the Term Loan of $200.0 million, which collectively represented 13.8% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding debt and (3) the total number of common shares and common units outstanding at September 30, 2012 multiplied by the closing price of the stock on that date. The weighted average interest rate for the mortgage notes is 5.47% per annum. The Company had 24.5% of its properties, in terms of net book value, encumbered at September 30, 2012.

The Company focuses on retaining cash for reinvestment as we believe that this provides the greatest level of financial flexibility. While operating results have been negatively impacted by the slow economic conditions, we believe it is likely that as the economy recovers and operating fundamentals improve, additional increases in distributions to the Company’s common shareholders will be required. Going forward, the Company will continue to monitor its taxable income and the corresponding dividend requirements.

Issuance of Preferred Stock: On September 14, 2012, the Company issued $230.0 million or 9.2 million depositary shares, each representing 1/1,000 of a share of the 5.75% Cumulative Preferred Stock, Series U, at $25.00 per depositary share.

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

Note Payable to Affiliate: On February 9, 2011, the Company entered into an agreement with PS to borrow $121.0 million with a maturity date of August 9, 2011 at an interest rate of LIBOR plus 0.85%. The Company repaid, in full, the note payable to PS upon maturity. Interest expense under this note payable was $138,000 and $664,000 for the three and nine months ended September 30, 2011.

Redemption of Preferred Equity: Subsequent to September 30, 2012, the Company completed the redemption of its 6.70% Cumulative Preferred Stock, Series P, at its par value of $132.3 million. The Company reported the excess of the redemption amount over the carrying amount of $3.8 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the three and nine months ended September 30, 2012. As of September 30, 2012, the Company reclassified the 6.70% Cumulative Preferred Stock, Series P, of $132.3 million from equity to liabilities as preferred stock called for redemption.

On June 15, 2012, the Company completed the redemption of its 7.00% Cumulative Preferred Stock, Series H, at its par value of $158.5 million and its 6.875% Cumulative Preferred Stock, Series I, at its par value of $68.6 million. The Company reported the excess of the redemption amount over the carrying amount of $8.1 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the nine months ended September 30, 2012.

On June 8, 2012, the Company redeemed 223,300 units of its 7.125% Series N Cumulative Redeemable Preferred Units for $5.6 million. The Company reported the excess of the redemption amount over the carrying amount of $149,000, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the nine months ended September 30, 2012.

During February, 2012, the Company completed the redemption of its 7.20% Cumulative Preferred Stock, Series M, at its par value of $79.6 million and its 7.375% Cumulative Preferred Stock, Series O, at its par value of $84.6 million. The Company reported the excess of the redemption amount over the carrying amount of $5.3 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the nine months ended September 30, 2012.

Repurchase of Preferred Equity: In February, 2011, the Company paid an aggregate of $39.1 million to repurchase 1,710,000 units of its 7.50% Series J Cumulative Redeemable Preferred Units and 203,400 units of its 6.55% Series Q Cumulative Redeemable Preferred Units for a weighted average purchase price of $20.43 per unit. The aggregate par value of the repurchased preferred units was $47.8 million, which generated a gain of $7.4 million, net of original issuance costs of $1.4 million, which was added to net income allocable to common shareholders and unit holders for the nine months ended September 30, 2011.

Repurchase of Common Stock: The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the nine months ended September 30, 2011, the Company repurchased 591,500 shares of common stock at an aggregate cost of $30.3 million or an average cost per share of $51.14. Since inception of the program, the Company has repurchased an aggregate of 4.9 million shares of common stock at an aggregate cost of $183.9 million or an average cost per share of $37.64. Under existing board authorizations, the Company can repurchase an additional 1.6 million shares. No shares of common stock were repurchased under this program during the nine months ended September 30, 2012.

Capital Expenditures: The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the nine months ended September 30, 2012 and 2011, the Company expended $39.6 million and $27.8 million, respectively, in recurring capital expenditures, or $1.44 and $1.27 per weighted average square foot owned, respectively. Tenant improvement amounts exclude those amounts reimbursed by the tenant. The following table depicts capital expenditures (in thousands):

	For the Nine Months Ended September 30,
	2012	2011
Recurring capital expenditures
Capital improvements	$6,537	$5,343
Tenant improvements	28,081	17,755
Lease commissions	4,986	4,728

Total recurring capital expenditures	39,604	27,826

Nonrecurring capital improvements	4,234	2,030

Total capital expenditures	$43,838	$29,856

Capital expenditures on a per square foot owned basis are as follows:

	For the Nine Months Ended September 30,
	2012	2011
Recurring capital expenditures
Capital improvements	$0.24	$0.24
Tenant improvements	1.02	0.81
Lease commissions	0.18	0.22

Total recurring capital expenditures	1.44	1.27

Nonrecurring capital improvements	0.15	0.09

Total capital expenditures	$1.59	$1.36

For the nine months ended September 30, 2012, recurring capital expenditures increased $11.8 million, or 42.3%, over the same period in 2011 primarily due to larger tenant improvement projects from the Same Park Portfolio.

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

The Company’s funding strategy has been to use permanent capital, including common and preferred stock, along with internally generated retained cash flows to meet its liquidity needs. In addition, the Company may sell properties that no longer meet its investment criteria. From time to time, the Company may use its Credit Facility or other forms of debt to fund real estate acquisitions or other capital allocations. The Company targets a minimum ratio of FFO to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the nine months ended September 30, 2012, the FFO to fixed charges and preferred distributions coverage ratio was 3.1 to 1.0, excluding the issuance costs related to the redemption of preferred equity.

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

FFO for the Company is computed as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income allocable to common shareholders	$5,172	$15,444	$10,049	$43,382
Gain on sale of real estate facility	—	(2,717)	—	(2,717)
Depreciation and amortization (1)	26,884	21,423	81,422	63,340
Net income allocable to noncontrolling interests — common units	1,557	4,597	3,031	12,858
Net income allocable to restricted stock unit holders	30	36	106	108

Consolidated FFO allocable to common and dilutive shares	33,643	38,783	94,608	116,971
FFO allocated to noncontrolling interests — common units	(7,761)	(8,879)	(21,851)	(26,687)
FFO allocated to restricted stock unit holders	(109)	(72)	(323)	(241)

FFO allocated to common shares	$25,773	$29,832	$72,434	$90,043

(1)	Includes depreciation from discontinued operations.

FFO allocable to common and dilutive shares decreased $5.1 million and $22.4 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The three and nine month decreases were primarily due to the net impact of preferred equity transactions (noted above) and increases in interest expense, preferred equity distributions and lease buyout income of $2.9 million received during 2011, partially offset by an increase in net operating income.

Related Party Transactions: At September 30, 2012, PS owned 23.9% of the outstanding shares of the Company’s common stock and 23.1% of the outstanding common units of the Operating Partnership (100.0% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 41.5% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chairman of the Board, Chief Executive Officer and President of PS. Gary E. Pruitt, an independent director of the Company is also a trustee of PS.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services, which are allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $110,000 for the three months ended September 30, 2012 and 2011 and $331,000 for the nine months ended September 30, 2012 and 2011. In addition, the Company provides property management services for properties owned by PS for a fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contract with PS totaled $159,000 and $170,000 for the three months ended September 30, 2012 and 2011, respectively and $489,000 and $517,000 for the nine months ended September 30, 2012 and 2011, respectively. PS also provides property management services for the self-storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contract with PS totaled $14,000 and $13,000 for the three months ended September 30, 2012 and 2011, respectively and $41,000 and $39,000 for the nine months ended September 30, 2012 and 2011, respectively.

On February 9, 2011, the Company entered into an agreement with PS to borrow $121.0 million with a maturity date of August 9, 2011 at an interest rate of LIBOR plus 0.85%. The Company repaid, in full, the note payable to PS upon maturity. Interest expense under this note payable was $138,000 and $664,000 for the three and nine months ended September 30, 2011.

The PS Business Parks name and logo is owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six-months written notice.

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.

Contractual Obligations: The Company is scheduled to pay cash dividends of $54.2 million per year on its preferred equity outstanding as of September 30, 2012. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company, from time to time, will use debt financing to facilitate acquisitions. In connection with the Northern California Portfolio acquisition, the Company assumed a $250.0 million mortgage note and obtained a $250.0 million term loan. As a result of the acquisition, the Company’s debt as a percentage of total equity (based on book values) was 29.8% as of September 30, 2012.

The Company’s market risk sensitive instruments include mortgage notes of $281.4 million and the outstanding balance on the Term Loan of $200.0 million as of September 30, 2012. All of the Company’s mortgage notes bear interest at fixed rates with a weighted average fixed rate of 5.47% at September 30, 2012. The Term Loan bears interest at variable rates which is currently LIBOR plus 1.20%. See Notes 2, 5 and 6 to consolidated financial statements for terms, valuations and approximate principal maturities of the mortgage notes payable, Credit Facility and Term Loan as of September 30, 2012. Based on borrowing rates currently available to the Company, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2012, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2012, there were no shares of the Company’s common stock repurchased. As of September 30, 2012, 1,614,721 shares remain available for purchase under the program.

See Note 9 to the consolidated financial statements for additional information on repurchases of equity securities.

ITEM 6.	EXHIBITS

Exhibits

Exhibit 3.1	Certificate of Determination of Preferences of 5.75% Series U Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Field with Registrant’s Current Report on Form 8-K dated September 7, 2012 and incorporated herein by reference.

Exhibit 4.1	Deposit Agreement Relating to 5.75% Cumulative Preferred Stock, Series U of PS Business Parks, Inc. dated as of September 5, 2012. Filed with Registrant’s Current Report on Form 8-K dated September 7, 2012, and incorporated herein by reference.

Exhibit 10.1	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 5.75% Series U Cumulative Preferred Stock, dated as of September 14, 2012. Filed herewith.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 101.INS	XBRL Instance Document. Filed herewith.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 1, 2012

PS BUSINESS PARKS, INC.

BY:	/s/ Edward A. Stokx
Edward A. Stokx
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits

Exhibit 3.1	Certificate of Determination of Preferences of 5.75% Series U Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Field with Registrant’s Current Report on Form 8-K dated September 7, 2012 and incorporated herein by reference.

Exhibit 4.1	Deposit Agreement Relating to 5.75% Cumulative Preferred Stock, Series U of PS Business Parks, Inc. dated as of September 5, 2012. Filed with Registrant’s Current Report on Form 8-K dated September 7, 2012, and incorporated herein by reference.

Exhibit 10.1	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 5.75% Series U Cumulative Preferred Stock, dated as of September 14, 2012. Filed herewith.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 101.INS	XBRL Instance Document. Filed herewith.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.