Form 10-K
period 2012-12-31
PS BUSINESS PARKS INC/CA
filed 2013-02-22
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

818-244-8080

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.875% Cumulative Preferred Stock, Series R, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative Preferred Stock, Series S, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.000% Cumulative Preferred Stock, Series T, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 5.750% Cumulative Preferred Stock, Series U, $0.01 par value per share	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,229,654,681 based on the closing price as reported on that date.

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 18, 2013 (the latest practicable date): 24,298,475.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Company

PS Business Parks, Inc. (“PSB”) is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office and industrial parks. PS Business Parks, L.P. (the “Operating Partnership”) is a California limited partnership, which owns directly or indirectly substantially all of our assets and through which we conduct substantially all of our business. PSB is the sole general partner of the Operating Partnership and, as of December 31, 2012, owned 76.9% of the common partnership units. The remaining common partnership units are owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references to “the Company,” “we,” “us,” “our,” and similar references mean PS Business Parks, Inc. and its subsidiaries, including the Operating Partnership.

As of December 31, 2012, the Company owned and operated 28.3 million rentable square feet of commercial space, comprising 102 business parks, located in eight states: Arizona, California, Florida, Maryland, Oregon, Texas, Virginia and Washington. The Company focuses on owning concentrated business parks which provide the Company with the greatest flexibility to meet the needs of its customers. The Company also manages 1.2 million rentable square feet on behalf of PS.

History of the Company: The Company was formed in 1990 as a California corporation under the name Public Storage Properties XI, Inc. In a March 17, 1998 merger with American Office Park Properties, Inc. (“AOPP”) (the “Merger”), the Company acquired the commercial property business operated by AOPP and was renamed “PS Business Parks, Inc.” Prior to the Merger, in January, 1997, AOPP was reorganized to succeed to the commercial property business of PS, becoming a fully integrated, self-advised and self-managed REIT.

From January, 2010 through December, 2012, the Company has acquired 9.1 million square feet of multi-tenant flex, office and industrial parks for an aggregate purchase price of $907.6 million. The table below reflects the assets acquired during this period (in thousands):

Property	Date Acquired	Location	Purchase Price	Square Feet	Occupancy at December 31, 2012
Austin Flex Buildings	December, 2012	Austin, Texas	$14,900	226	86.1%
212th Business Park	July, 2012	Kent Valley, Washington	37,550	958	50.7%

Total 2012 Acquisitions			$52,450	1,184	57.4%

Northern California Portfolio	December, 2011	East Bay, California	$520,000	5,334	86.3%
Royal Tech	October, 2011	Las Colinas, Texas	2,835	80	100.0%
MICC — Center 22	August, 2011	Miami, Florida	3,525	46	33.3%
Warren Building	June, 2011	Tysons Corner, Virginia	27,100	140	88.2%

Total 2011 Acquisitions			$553,460	5,600	86.1%

Westpark Business Campus	December, 2010	Tysons Corner, Virginia	$140,000	735	74.7%
Tysons Corporate Center	July, 2010	Tysons Corner, Virginia	35,400	270	88.4%
Parklawn Business Park	June, 2010	Rockville, Maryland	23,430	232	88.0%
Austin Flex Portfolio	April, 2010	Austin, Texas	42,900	704	96.6%
Shady Grove Executive Center	March, 2010	Rockville, Maryland	60,000	350	92.2%

Total 2010 Acquisitions			301,730	2,291	87.1%

Total			$907,640	9,075	82.6%

In October, 2012, the Company completed the sale of Quail Valley Business Park, a 66,000 square foot flex park in Houston, Texas, for a gross sales price of $2.3 million, resulting in a net gain of $935,000.

In August, 2011, the Company completed the sale of Westchase Corporate Park, a 177,000 square foot flex park consisting of 13 buildings in Houston, Texas, for a gross sales price of $9.8 million, resulting in a net gain of $2.7 million.

In 2010, the Company completed construction of a new building within its Miami International Commerce Center (“MICC”) in Miami, Florida, which added 75,000 square feet of rentable multi-tenant industrial space. In January, 2010, the Company completed the sale of a 131,000 square foot office building located in Houston, Texas. The gross sales price was $10.0 million, resulting in a net gain of $5.2 million.

From 1998 through 2009, the Company acquired 15.8 million square feet of commercial space, developed an additional 500,000 square feet and sold 1.9 million square feet along with some parcels of land.

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 1990. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the net income that is currently distributed to its shareholders.

The Company’s principal executive offices are located at 701 Western Avenue, Glendale, California 91201-2397. The Company’s telephone number is (818) 244-8080. The Company maintains a website with the address www.psbusinessparks.com. The information contained on the Company’s website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (the “SEC”).

Business of the Company: The Company is in the commercial property business, with 102 business parks consisting of multi-tenant flex, industrial and office space. The Company owns 14.9 million square feet of flex space. The Company defines “flex” space as buildings that are configured with a combination of warehouse and office space and can be designed to fit a wide variety of uses. The warehouse component of the flex space has a number of uses including light manufacturing and assembly, storage and warehousing, showroom, laboratory, distribution and research and development activities. The office component of flex space is complementary to the warehouse component by enabling businesses to accommodate management and production staff in the same facility. The Company owns 8.4 million square feet of industrial space that has characteristics similar to the warehouse component of the flex space as well as ample dock access. In addition, the Company owns 5.0 million square feet of low-rise office space, generally either in business parks that combine office and flex space or in submarkets where the market demand is more office focused.

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

The tenant base for the Company’s facilities is diverse. The portfolio can be bifurcated into those facilities that service small to medium-sized businesses and those that service larger businesses. Approximately 34.2% of in-place rents from the portfolio are derived from facilities that serve small to medium-sized businesses. A property in this facility type is typically divided into units ranging in size from 500 to 4,999 square feet and leases generally range from one to three years. The remaining 65.8% of in-place rents from the portfolio are derived from facilities that serve larger businesses, with units greater than or equal to 5,000 square feet. The Company also has several tenants that lease space in multiple buildings and locations. The U.S. Government is the largest tenant with multiple leases encompassing approximately 870,000 square feet or 6.1% of the Company’s annualized rental income.

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

The Company owns land which may be used for the development of commercial properties. The Company owns approximately 6.4 acres of such land in Northern Virginia, 11.5 acres in Portland, Oregon and 10.0 acres in Dallas, Texas as of December 31, 2012.

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

The Company is the sole general partner of the Operating Partnership. As of December 31, 2012, the Company owned 76.9% of the common partnership units of the Operating Partnership, and the remainder of such common partnership units were owned by PS. The common units owned by PS may be redeemed by PS from time to time, subject to the provisions of our charter, for cash or, at our option, shares of our common stock on a one-for-one basis. Also as of December 31, 2012, in connection with the Company’s issuance of publicly traded Cumulative Preferred Stock, the Company owned 35.4 million preferred units of the Operating Partnership of various series with an aggregate redemption value of $885.0 million with terms substantially identical to the terms of the publicly traded depositary shares each representing 1/1,000 of a share of 5.750% to 6.875% Cumulative Preferred Stock of the Company.

As the general partner of the Operating Partnership, the Company has the exclusive responsibility under the Operating Partnership Agreement to manage and conduct the business of the Operating Partnership. The Board of Directors directs the affairs of the Operating Partnership by managing the Company’s affairs. The Operating Partnership is responsible for, and pays when due, its share of all administrative and operating expenses of the properties it owns.

The Company’s interest in the Operating Partnership entitles it to share in cash distributions from, and the profits and losses of, the Operating Partnership in proportion to the Company’s economic interest in the Operating Partnership (apart from tax allocations of profits and losses to take into account pre-contribution property appreciation or depreciation). The Company, since 1998, has paid per share dividends on its common and preferred stock that track, on a one-for-one basis, the amount of per unit cash distributions the Company receives from the Operating Partnership in respect of the common and preferred partnership units in the Operating Partnership that are owned by the Company.

Cost Allocation and Administrative Services

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services. These services include investor relations, legal, corporate tax and information systems. Under this agreement, costs are allocated to the Company in accordance with its proportionate share of these costs. These allocated costs totaled $441,000, $442,000 and $543,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Property Management

The Company manages commercial properties owned by PS, which are generally adjacent to self-storage facilities, for a management fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenue derived from this management contract with PS totaled $649,000, $684,000 and $672,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

PS also provides property management services for the self-storage component of two assets owned by the Company. These self-storage facilities, located in Palm Beach County, Florida, operate under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days’ notice. Management fee expenses under the contract were $55,000, $52,000 and $48,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Management

Joseph D. Russell, Jr. leads the Company’s senior management team. Mr. Russell is President and Chief Executive Officer of the Company. The Company’s senior management includes: John W. Petersen, Executive Vice President and Chief Operating Officer; Edward A. Stokx, Executive Vice President and Chief Financial Officer; Maria R. Hawthorne, Executive Vice President, East Coast; Trenton A. Groves, Vice President and Corporate Controller; Coby A. Holley, Vice President (Pacific Northwest Division); Robin E. Mather, Vice President (Southern California Division); William A. McFaul, Vice President (Washington Metro Division); Ross K. Parkin, Vice President, Acquisitions and Dispositions; Eddie F. Ruiz, Vice President and Director of Facilities; Viola I. Sanchez, Vice President (Southeast Division); Richard E. Scott, Vice President (Northern California Division); Eugene Uhlman, Vice President, Construction Management; and David A. Vicars, Vice President (Midwest Division).

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

Maximize Net Cash Flow of Existing Properties: The Company seeks to maximize the net cash flow generated by its properties by (i) maximizing average occupancy rates, (ii) achieving the highest possible levels of realized monthly rents per occupied square foot and (iii) controlling its operating cost structure by improving operating efficiencies and economies of scale. The Company believes that its experienced property management personnel and comprehensive systems combined with increasing economies of scale enhance the Company’s ability to meet these goals. The Company seeks to increase occupancy rates and realized monthly rents per square foot by providing its field personnel with incentives to lease space to credit tenants and to maximize the return on investment in each lease transaction. The Company seeks to maximize its cash flow by controlling capital expenditures associated with maintaining and re-leasing space by acquiring and owning properties with easily reconfigured space that appeal to a wide range of tenants.

Focus on Targeted Markets: The Company intends to continue investing in markets that have characteristics which enable them to be competitive economically. The Company believes that markets with some combination of above average population growth, job growth, higher education levels and personal income will produce better overall economic returns. The Company targets individual properties in high barrier to entry markets that are close to critical infrastructure, middle to high income housing, universities and have easy access to major transportation arteries.

Reduce Capital Expenditures and Increase Occupancy Rates by Providing Flexible Properties and Attracting a Diversified Tenant Base: By focusing on properties with easily reconfigurable space, the Company believes it can offer facilities that appeal to a wide range of potential tenants, which aids in reducing the capital expenditures associated with re-leasing space. The Company believes this property flexibility also allows it to better serve existing tenants by accommodating expansion and contraction needs. In addition, the Company believes that a diversified tenant base combined with flexible parks helps it maintain occupancy rates by enabling it to attract a greater number of potential users to its space.

Provide Superior Property Management: The Company seeks to provide a superior level of service to its tenants in order to maintain occupancy and increase rental rates, as well as minimize customer turnover. The Company’s property management offices are located on-site or regionally, providing tenants with convenient access to management and helping the Company maintain its properties and convey a sense of quality, order and security. The Company has significant experience in acquiring properties managed by others and thereafter improving tenant satisfaction, occupancy levels, renewal rates and rental income by implementing established tenant service programs.

Financing Strategy

The Company’s primary objective in its financing strategy is to maintain financial flexibility and a low risk capital structure. Key elements of this strategy are:

Retain Operating Cash Flow: The Company seeks to retain significant funds (after funding its distributions and capital improvements) for additional investments. During the years ended December 31, 2012 and 2011, the Company distributed 41.4% and 37.4%, respectively, of its funds from operations (“FFO”) to common shareholders/unit holders. FFO is computed in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income, computed in accordance with U.S. generally accepted accounting principles (“GAAP”), before depreciation, amortization, gains or losses on asset dispositions, net income allocable to noncontrolling interests — common units, net income allocable to restricted stock unit holders, impairment charges and nonrecurring items. FFO is a non-GAAP financial measure and should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results of operations. Other REITs may use different methods for calculating FFO and, accordingly, the Company’s FFO may not be comparable to other real estate companies’ funds from operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Non-GAAP Supplemental Disclosure Measure: Funds from Operations,” for a reconciliation of FFO and net income allocable to common shareholders and for information on why the Company presents FFO.

Perpetual Preferred Stock/Units: The primary source of leverage in the Company’s capital structure is perpetual preferred stock or equivalent preferred units in the Operating Partnership. This method of financing eliminates interest rate and refinancing risks as the dividend rate is fixed and the stated value or capital contribution is not required to be repaid. In addition, the consequences of defaulting on required preferred distributions are less severe than with debt. The preferred shareholders may elect two additional directors if six quarterly distributions go unpaid, whether or not consecutive.

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

Debt Financing: The Company, from time to time, has used debt financing to facilitate real estate acquisitions and other capital allocations. The primary source of debt the Company has historically relied upon to provide short-term capital is its $250.0 million unsecured line of credit (the “Credit Facility”). In addition, during 2011, in connection with its $520.0 million portfolio acquisition in Northern California, the Company obtained a $250.0 million unsecured three-year term loan and assumed a $250.0 million mortgage note.

Access to Capital: The Company targets a minimum ratio of FFO to combined fixed charges and preferred distributions paid of 3.0 to 1.0. Fixed charges include interest expense. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the year ended December 31, 2012, the FFO to combined fixed charges and preferred distributions paid ratio was 3.1 to 1.0, excluding the charge for the issuance costs related to the redemptions of preferred equity. The Company believes that its financial position enables it to access capital to finance future growth. Subject to market conditions, the Company may add leverage to its capital structure.

Competition

Competition in the market areas in which many of the Company’s properties are located is significant and has from time to time reduced the occupancy levels and rental rates of, and increased the operating expenses of, certain of these properties. Competition may be accelerated by any increase in availability of funds for investment in real estate. Barriers to entry are relatively low for those with the necessary capital and the

Company competes for property acquisitions and tenants with entities that have greater financial resources than the Company. Sublease space and unleased developments are expected to continue to provide competition among operators in certain markets in which the Company operates. While the Company will have to respond to market demands, management believes that the combination of its ability to offer a variety of options within its business parks and the Company’s financial stability provide it with an opportunity to compete favorably in its markets.

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

Investments in Real Estate Facilities

As of December 31, 2012, the Company owned and operated 28.3 million rentable square feet comprised of 102 business parks in eight states compared to 27.2 million rentable square feet at December 31, 2011.

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

Borrowings

As of December 31, 2012, the Company had outstanding mortgage notes payable of $268.1 million compared to $282.1 million at December 31, 2011. The decrease in outstanding mortgage notes payable was due to the repayment of a $13.2 million mortgage note in November, 2012. Subsequent to December 31, 2012, the Company repaid two mortgage notes payable totaling $18.1 million. See Notes 5 and 6 to the consolidated financial statements for a summary of the Company’s outstanding borrowings as of December 31, 2012.

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) which expires on August 1, 2015. The Credit Facility has a borrowing limit of $250.0 million. The rate of interest charged on borrowings is equal to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.00% to LIBOR plus 1.85% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 1.10%. In addition, the Company is required to pay an annual facility fee ranging from 0.15% to 0.45% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). The Company had no balance outstanding on the Credit Facility at December 31, 2012. The Company had $185.0 million outstanding on the Credit Facility at an interest rate of 1.41% at December 31, 2011. The Company had $791,000 and $1.1 million of unamortized commitment fees as of December 31, 2012 and 2011, respectively. The Credit Facility requires the Company to meet certain covenants, with which the Company was in compliance at December 31, 2012 and 2011. Interest on outstanding borrowings is payable monthly.

In connection with the Northern California Portfolio acquisition described in Note 3, the Company entered into a term loan on December 20, 2011 with Wells Fargo, as Administrative Agent (the “Term Loan”). Pursuant to the Term Loan, the Company borrowed $250.0 million for a three year term through December 31, 2014. The maturity date of the Term Loan Agreement can be extended by one year at the Company’s election. Interest on the amounts borrowed under the Term Loan accrues based on an applicable rate ranging from LIBOR plus 1.15% to LIBOR plus 2.25% depending on the Company’s credit ratings. Currently, the Company’s rate under the Term Loan is LIBOR plus 1.20%. The Company had $200.0 million outstanding on the Term Loan at an interest rate of 1.41% at December 31, 2012 and $250.0 million outstanding at an interest rate of 1.50% at December 31, 2011. The Company had $383,000 and $729,000 of unamortized commitment fees as of December 31, 2012 and 2011, respectively. The covenants and events of default contained in the Credit Facility are incorporated into the Term Loan by reference, and the Term Loan is cross-defaulted to the Credit Facility. The Term Loan can be repaid in full or part at any time prior to its maturity without penalty.

On February 9, 2011, the Company entered into an agreement with PS to borrow $121.0 million with a maturity date of August 9, 2011 at an interest rate of LIBOR plus 0.85%. The Company repaid, in full, the note payable to PS upon maturity.

The Company has broad powers to borrow in furtherance of the Company’s objectives. The Company has incurred in the past, and may incur in the future, both short-term and long-term indebtedness to facilitate real estate acquisitions and other capital allocations.

Employees

As of December 31, 2012, the Company employed 161 individuals, primarily personnel engaged in property operations.

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

Substantially all of the Company’s properties have been subjected to Phase I environmental reviews. Such reviews have not revealed, nor is management aware of, any probable or reasonably possible environmental costs that management believes would have a material adverse effect on the Company’s business, assets or results of operations, nor is the Company aware of any potentially material environmental liability. See Item 1A, “Risk Factors” for additional information.

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

We may encounter significant delays and expense in re-letting vacant space, or we may not be able to re-let space at existing rates, in each case resulting in losses of income: When leases expire, we may incur expenses in retrofitting space and we may not be able to re-lease the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. As of December 31, 2012, our properties generally had lower vacancy rates than the average for the markets in which they are located, and 2,040 leases representing 29.0% of the leased square footage of our total portfolio or 27.7% of annualized rental income are scheduled to expire in

2013. While we have estimated our cost of renewing leases that expire in 2013, our estimates could be wrong. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.

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

We may be adversely affected if casualties to our properties are not covered by insurance: We could suffer uninsured losses or losses in excess of our insurance policy limits for occurrences such as earthquakes or hurricanes that adversely affect us or even result in loss of the property. Approximately 39.4% of our properties are located in California and are generally in areas that are subject to risks of earthquake related damage. We might still remain liable on any mortgage debt or other unsatisfied obligations related to that property.

The illiquidity of our real estate investments may prevent us from adjusting our portfolio to respond to market changes: There may be delays and difficulties in selling real estate. Therefore, we cannot easily change our portfolio when economic conditions change. Also, REIT tax laws may impose negative consequences if we sell properties held for less than four years.

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

We may incur significant environmental remediation costs: As an owner and operator of real properties, under various federal, state and local environmental laws, we are required to clean up spills or other releases of hazardous or toxic substances on or from our properties. Certain environmental laws impose liability whether or not the owner or buyer knew of, or was responsible for, the presence of the hazardous or toxic substances. In some cases, liability may not be limited to the value of the property. The presence of these substances, or the failure to properly remediate any resulting contamination, whether from environmental or microbial issues, also may adversely affect our ability to sell, lease, operate, or encumber our facilities for purposes of borrowing.

We have conducted preliminary environmental assessments of most of our properties (and conduct these assessments in connection with property acquisitions) to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties. These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis if appropriate), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. In connection with these property assessments, our operations and recent property acquisitions, we have become aware that prior operations or activities at some properties or from nearby locations have or may have resulted in contamination to the soil or groundwater at these properties. In circumstances where our environmental assessments disclose potential or actual contamination, we may attempt to obtain indemnifications and, in appropriate circumstances, we obtain limited environmental insurance in connection with the properties acquired, but we cannot assure you that such protections will be sufficient to cover actual future liabilities nor that our assessments have identified all such risks. Although we cannot provide any assurance, based on the preliminary environmental assessments, we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operations.

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

Debt and Equity Markets: Our results of operations and share price are sensitive to volatility in the credit markets. The commercial real estate debt markets have experienced volatility as a result of various factors, including the tightening of underwriting standards by lenders and credit rating agencies. This has resulted in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions. In addition, the state of the debt markets could have an effect on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and affect our ability to raise capital.

Our ability to issue preferred shares or obtain other sources of capital, such as borrowing, has been in the past, and may in the future, be adversely affected by challenging credit market conditions. The issuance of perpetual preferred securities historically has been a significant source of capital to grow our business. We believe that we have sufficient working capital and capacity under our credit facilities and our retained cash flow from operations to continue to operate our business as usual and meet our current obligations. However, if we were unable to issue preferred shares or borrow at reasonable rates, that could limit the earnings growth that might otherwise result from the acquisition and development of real estate facilities.

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

During 2012, we acquired 1.2 million square feet for an aggregate purchase price of $52.5 million. We continue to seek to acquire and develop multi-tenant flex, industrial and office properties where they meet our criteria, all of which we believe will enhance our future financial performance and the value of our portfolio. Our belief, however, is subject to risks, uncertainties and other factors, many of which are forward-looking and are uncertain in nature or are beyond our control, including the risks that our acquisitions and developments may not perform as expected, that we may be unable to quickly integrate new acquisitions and developments into our existing operations, and that any costs to develop projects or redevelop acquired properties may exceed estimates. As of December 31, 2012, the aggregate occupancy of the assets acquired in 2012 was 57.4%. If we are unable to lease the vacant square footage of these properties in a reasonable period of time, we may not be able to achieve our objective of enhancing value. Further, we face significant competition for suitable acquisition properties from other real estate investors, including other publicly traded real estate investment trusts and private institutional investors. As a result, we may be unable to acquire additional properties we desire or the purchase price for desirable properties may be significantly increased.

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

PS has significant influence over us.

At December 31, 2012, PS owned 23.9% of the outstanding shares of the Company’s common stock and 23.1% of the outstanding common units of the Operating Partnership (100.0% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 41.5% of the outstanding shares of the Company’s common stock. In addition, the PS Business Parks name and logo is owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice. Ronald L. Havner, Jr., the Company’s chairman, is also Chairman of the Board, Chief Executive Officer and President of PS. Consequently, PS has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the Operating Partnership. PS’s interest in such matters may differ from other shareholders. In addition, PS’s ownership may make it more difficult for another party to take over our Company without PS’s approval.

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

We are headquartered in, and approximately 39.4% of our properties are located in California, which like many other state and local jurisdictions is facing severe budgetary problems and deficits. Actions have been and may continue to be taken in response to these problems, such as increases in property taxes, changes to sales taxes or other governmental efforts to raise revenues could adversely impact our business and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2012, the Company owned 102 business parks consisting of a geographically diverse portfolio of 28.3 million rentable square feet of commercial real estate which consists of 14.9 million square feet of flex space, 8.4 million square feet of industrial space and 5.0 million square feet of office space concentrated primarily in eight states consisting of California, Virginia, Florida, Texas, Maryland, Washington, Oregon and Arizona. The weighted average occupancy rate throughout 2012 was 89.0% and the realized rent per square foot was $14.05.

The following table reflects the geographical diversification of the 102 business parks owned by the Company as of December 31, 2012, the type of the rentable square footage and the weighted average occupancy rates throughout 2012 (except as set forth below, all of the properties are held in fee simple interest) (in thousands, except number of business parks):

	Number of Business Parks					Weighted Average Occupancy Rate
		Rentable Square Footage
State		Flex	Industrial	Office	Total
California (1)	48	5,356	4,618	1,167	11,141	87.4%
Virginia	17	1,947	—	2,218	4,165	88.1%
Florida (1)	3	1,074	2,631	12	3,717	95.7%
Texas (2)	18	3,255	231	—	3,486	93.2%
Maryland	6	970	—	1,382	2,352	87.3%
Washington	3	493	958	28	1,479	73.8%
Oregon	3	1,126	—	188	1,314	89.2%
Arizona	4	679	—	—	679	90.7%

Total	102	14,900	8,438	4,995	28,333	89.0%

(1)	The Company has 5.4 million square feet, 5.1 million square feet in California and 307,000 square feet in Florida which serves as collateral to mortgage notes payable. For more information, see Note 6 to the consolidated financial statements.

(2)	The Company owns two properties that are subject to ground leases in Las Colinas, Texas, expiring in 2019 and 2020, each with one 10 year extension option.

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

The Company evaluates the performance of its business parks primarily based on net operating income (“NOI”). NOI is defined by the Company as rental income as defined by GAAP less cost of operations as defined by GAAP, excluding depreciation and amortization. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them, as well as the investor, the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from NOI as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. As part of the table below, we have reconciled total NOI to income from continuing operations, which we consider the most directly comparable financial measure calculated in accordance with GAAP. The following information illustrates rental income, cost of operations and NOI generated by the Company’s total portfolio in 2012, 2011 and 2010 by state and by property classifications. As a result of acquisitions and dispositions, certain properties were not held for the full year.

The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP. The tables below also include a reconciliation of NOI to the most comparable amounts based on GAAP (in thousands):

	For the Year Ended December 31, 2012				For the Year Ended December 31, 2011				For the Year Ended December 31, 2010
	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total
Rental Income:
California	$62,618	$18,550	$33,210	$114,378	$48,014	$18,557	$8,517	$75,088	$49,601	$20,561	$8,096	$78,258
Virginia	36,126	48,096	—	84,222	32,829	42,030	—	74,859	33,464	25,665	—	59,129
Florida	10,686	206	20,649	31,541	10,592	235	20,250	31,077	10,228	216	20,076	30,520
Texas	32,878	—	1,297	34,175	30,867	—	1,308	32,175	27,898	—	1,265	29,163
Maryland	15,470	33,495	—	48,965	20,098	32,783	—	52,881	17,218	29,762	—	46,980
Washington	7,628	521	1,338	9,487	7,894	589	—	8,483	7,738	552	—	8,290
Oregon	14,659	3,399	—	18,058	14,029	3,210	—	17,239	15,094	3,049	—	18,143
Arizona	5,722	—	—	5,722	5,655	—	—	5,655	5,793	—	—	5,793

Total	185,787	104,267	56,494	346,548	169,978	97,404	30,075	297,457	167,034	79,805	29,437	276,276

Cost of Operations:
California	20,069	7,878	9,583	37,530	14,748	7,799	2,151	24,698	14,732	8,015	1,745	24,492
Virginia	8,745	17,396	—	26,141	8,761	16,420	—	25,181	8,381	8,665	—	17,046
Florida	3,913	173	6,057	10,143	3,975	165	6,033	10,173	3,752	134	6,041	9,927
Texas	11,224	—	410	11,634	10,687	—	339	11,026	10,253	—	335	10,588
Maryland	4,741	11,058	—	15,799	5,182	11,261	—	16,443	5,160	10,036	—	15,196
Washington	2,380	195	675	3,250	2,420	201	—	2,621	2,438	193	—	2,631
Oregon	5,650	1,412	—	7,062	5,626	1,415	—	7,041	5,326	1,393	—	6,719
Arizona	2,549	—	—	2,549	2,734	—	—	2,734	2,749	—	—	2,749

Total	59,271	38,112	16,725	114,108	54,133	37,261	8,523	99,917	52,791	28,436	8,121	89,348

NOI:
California	42,549	10,672	23,627	76,848	33,266	10,758	6,366	50,390	34,869	12,546	6,351	53,766
Virginia	27,381	30,700	—	58,081	24,068	25,610	—	49,678	25,083	17,000	—	42,083
Florida	6,773	33	14,592	21,398	6,617	70	14,217	20,904	6,476	82	14,035	20,593
Texas	21,654	—	887	22,541	20,180	—	969	21,149	17,645	—	930	18,575
Maryland	10,729	22,437	—	33,166	14,916	21,522	—	36,438	12,058	19,726	—	31,784
Washington	5,248	326	663	6,237	5,474	388	—	5,862	5,300	359	—	5,659
Oregon	9,009	1,987	—	10,996	8,403	1,795	—	10,198	9,768	1,656	—	11,424
Arizona	3,173	—	—	3,173	2,921	—	—	2,921	3,044	—	—	3,044

Total	$126,516	$66,155	$39,769	$232,440	$115,845	$60,143	$21,552	$197,540	$114,243	$51,369	$21,316	$186,928

The following table is provided to reconcile NOI to consolidated income from continuing operations as determined by GAAP (in thousands):

	For The Years Ended December 31,
	2012	2011	2010
Property net operating income	$232,440	$197,540	$186,928
Facility management fees	649	684	672
Interest and other income	241	221	333
Depreciation and amortization	(109,398)	(84,391)	(78,354)
General and administrative	(8,919)	(9,036)	(9,651)
Interest expense	(20,618)	(5,455)	(3,534)

Income from continuing operations	$94,395	$99,563	$96,394

Portfolio Information

The table below sets forth information with respect to occupancy and rental rates of the Company’s total portfolio for each of the last five years, including discontinued operations:

	2012(1)	2011(1)	2010	2009	2008
Weighted average occupancy rate	89.0%	89.2%	90.8%	90.5%	93.5%
Realized rent per square foot	$14.05	$15.10	$14.96	$15.45	$15.50

(1)	Exclude lease buyout payments of $1.8 million and $2.9 million for the years ended December 31, 2012 and 2011, respectively.

The following table set forth the lease expirations for all assets in continuing operations as of December 31, 2012 (in thousands):

Lease Expirations as of December 31, 2012

Year of Lease Expiration	Number of Tenants	Rentable Square Footage Subject to Expiring Leases	Annualized Rental Income Under Expiring Leases	Percent of Annualized Rental Income Represented by Expiring Leases
2013	2,040	7,361	$100,891	27.7%
2014	1,218	5,632	78,989	21.7%
2015	713	4,349	59,679	16.4%
2016	290	3,147	47,173	13.0%
2017	195	2,188	31,007	8.5%
2018	60	755	15,861	4.4%
2019	25	784	8,648	2.4%
2020	17	457	7,812	2.1%
2021	14	290	4,882	1.3%
2022	18	248	6,169	1.7%
Thereafter	8	176	3,056	0.8%

Total	4,598	25,387	$364,167	100.0%

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

Market Price of the Registrant’s Common Equity:

The common stock of the Company trades on the New York Stock Exchange under the symbol PSB. The following table sets forth the high and low sales prices of the common stock on the New York Stock Exchange for the applicable periods:

	Range
Three Months Ended	High	Low
March 31, 2011	$63.16	$55.63
June 30, 2011	$61.10	$52.13
September 30, 2011	$59.49	$46.39
December 31, 2011	$56.87	$46.19
March 31, 2012	$65.60	$55.55
June 30, 2012	$69.59	$63.90
September 30, 2012	$71.72	$63.66
December 31, 2012	$68.05	$63.24

Holders:

As of February 18, 2013, there were 395 holders of record of the common stock.

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

Distributions paid per share of common stock for the years ended December 31, 2012 and 2011 amounted to $1.76 per year. The Board of Directors has established a distribution policy intended to maximize the retention of operating cash flow and distribute the amount required for the Company to maintain its tax status as a REIT.

Issuer Repurchases of Equity Securities:

The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the three months ended December 31, 2012, there were no shares of the Company’s common stock repurchased. As of December 31, 2012, the Company has 1,614,721 shares available for purchase under the program. The program does not expire. Purchases will be made subject to market conditions and other investment opportunities available to the Company.

Securities Authorized for Issuance Under Equity Compensation Plans:

The equity compensation plan information is provided in Item 12.

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial and operating information on a historical basis of the Company. The following information should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere in this Form 10-K. Note that historical results from 2011 through 2008 were reclassified to conform to 2012 presentation for discontinued operations. See Note 3 to the consolidated financial statements included elsewhere in this Form 10-K for a discussion of income from discontinued operations.

	For The Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Revenues:
Rental income	$346,548	$297,457	$276,276	$268,551	$278,763
Facility management fees	649	684	672	698	728

Total operating revenues	347,197	298,141	276,948	269,249	279,491
Expenses:
Cost of operations	114,108	99,917	89,348	84,771	86,143
Depreciation and amortization	109,398	84,391	78,354	83,892	98,648
General and administrative	8,919	9,036	9,651	6,202	8,099

Total operating expenses	232,425	193,344	177,353	174,865	192,890
Other income and (expenses):
Interest and other income	241	221	333	536	1,457
Interest expense	(20,618)	(5,455)	(3,534)	(3,552)	(3,952)

Total other income and (expenses)	(20,377)	(5,234)	(3,201)	(3,016)	(2,495)

Income from continuing operations	94,395	99,563	96,394	91,368	84,106

Discontinued operations:
Income from discontinued operations	42	360	475	1,483	1,241
Gain on sale of real estate facility	935	2,717	5,153	1,488	—

Total discontinued operations	977	3,077	5,628	2,971	1,241

Net income	$95,372	$102,640	$102,022	$94,339	$85,347

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$5,970	$15,543	$11,594	$19,730	$8,296
Noncontrolling interests — preferred units	323	(6,991)	5,103	(2,569)	7,007

Total net income allocable to noncontrolling interests	6,293	8,552	16,697	17,161	15,303
Net income allocable to PS Business Parks, Inc.:
Preferred shareholders	69,136	41,799	46,214	17,440	46,630
Restricted stock unit holders	138	127	152	325	235
Common shareholders	19,805	52,162	38,959	59,413	23,179

Total net income allocable to PS Business Parks, Inc.	89,079	94,088	85,325	77,178	70,044

Net income	$95,372	$102,640	$102,022	$94,339	$85,347

	For The Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Per Common Share:
Cash Distributions	$1.76	$1.76	$1.76	$1.76	$1.76
Net income — basic	$0.82	$2.13	$1.59	$2.70	$1.13
Net income — diluted	$0.81	$2.12	$1.58	$2.68	$1.12
Weighted average common shares — basic	24,234	24,516	24,546	21,998	20,443
Weighted average common shares — diluted	24,323	24,599	24,687	22,128	20,618
Balance Sheet Data:
Total assets	$2,151,817	$2,138,619	$1,621,057	$1,564,822	$1,469,323
Total debt	$468,102	$717,084	$144,511	$52,887	$59,308
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock	$885,000	$598,546	$598,546	$626,046	$706,250
Common stock	$560,689	$580,659	$594,982	$589,633	$414,564
Noncontrolling interests:
Preferred units	$—	$5,583	$53,418	$73,418	$94,750
Common units	$168,572	$175,807	$176,179	$176,540	$148,023
Other Data:
Net cash provided by operating activities	$209,127	$180,620	$177,116	$179,625	$189,337
Net cash used in investing activities	$(105,729)	$(337,106)	$(326,623)	$(26,956)	$(35,192)
Net cash (used in) provided by financing activities	$(95,495)	$156,400	$(53,656)	$545	$(134,171)
Funds from operations (1)	$134,472	$149,797	$124,420	$163,074	$131,558
Square footage owned at end of period	28,333	27,215	21,791	19,556	19,556

(1)	Funds from operations (“FFO”) is computed in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income, computed in accordance with GAAP, before depreciation, amortization, gains or losses on asset dispositions, net income allocable to noncontrolling interests — common units, net income allocable to restricted stock unit holders, impairment charges and nonrecurring items. FFO should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance or liquidity as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results of operations. Other REITs may use different methods for calculating FFO and, accordingly, the Company’s FFO may not be comparable to that of other real estate companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funds from Operations,” for a reconciliation of FFO and net income allocable to common shareholders and for information on why the Company presents FFO.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the selected financial data and the Company’s consolidated financial statements and notes thereto included elsewhere in the Form 10-K.

Overview

As of December 31, 2012, the Company owned and operated 28.3 million rentable square feet of multi-tenant flex, industrial and office properties located in eight states.

The Company focuses on increasing profitability and cash flow aimed at maximizing shareholder value. The Company strives to maintain high occupancy levels while increasing rental rates when market conditions allow, although the Company may decrease rental rates in markets where conditions require. The Company also acquires properties it believes will create long-term value, and from time to time disposes of properties which no longer fit within the Company’s strategic objectives or in situations where the Company believes it can optimize cash proceeds. Operating results are driven primarily by income from rental operations and are therefore substantially influenced by rental demand for space within our properties and our markets, which impacts occupancy and rental rates.

During 2012, the Company executed leases comprising 8.0 million square feet of space including 4.4 million square feet of renewals of existing leases and 3.6 million square feet of new leases. Overall, the Company experienced a decrease in rental rates when comparing new rental rates to outgoing rental rates of 6.2%. See further discussion of operating results below.

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

Property Acquisitions: The Company records the purchase price of acquired properties to land, buildings and improvements and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized lease commissions, value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values. Acquisition related costs are expensed as incurred.

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

Effect of Economic Conditions on the Company’s Operations: During 2012, while certain markets reflected signs of improved occupancy, overall the Company continued to experience decreases in new rental rates over expiring rental rates on executed leases as a result of a slow recovery of economic conditions combined with continued competitive conditions within the commercial real estate environment. The rate of decrease eased from 8.3% for the year ended December 31, 2011 to 6.2% for the year ended December 31, 2012. Although it is uncertain what impact economic conditions and competition will have on the Company’s future ability to maintain existing occupancy levels and rental rates, management believes that the decrease in rental rates on lease transactions could negatively impact rental income for 2013. Current and future economic conditions may continue to have a significant impact on the Company, potentially resulting in further reductions in occupancy and rental rates.

The Company historically has experienced a low level of write-offs of uncollectable rents, however, there is inherent uncertainty in a tenant’s ability to continue paying rent and meet their full lease obligation. The table below summarizes the impact to the Company from tenants’ inability to pay rent or continue to meet their lease obligations (in thousands):

	For The Years Ended December 31,
	2012	2011	2010
Annual write — offs of uncollectible rent	$1,115	$1,172	$1,464
Annual write — offs as a percentage of annual rental income	0.3%	0.4%	0.5%
Square footage of leases terminated prior to scheduled expiration due to business failures/bankruptcies	570	536	572
Accelerated depreciation expense related to unamortized tenant improvements and lease commissions associated with early terminations	$1,493	$1,370	$2,779

As of February 22, 2013, the Company had 30,000 square feet of leased space occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, tenants contact us, requesting early termination of their lease, a reduction in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.

Company Performance and Effect of Economic Conditions on Primary Markets: The Company’s operations are substantially concentrated in 10 regions. During the year ended December 31, 2012, initial rental rates on new and renewed leases within the Company’s overall portfolio decreased 6.2% over expiring rents, an improvement from a decline of 8.3% for the year ended December 31, 2011. The Company’s Same Park (defined below) occupancy rate at December 31, 2012 was 92.7%, compared to 92.6% at December 31, 2011. The

Company’s overall occupancy rate at December 31, 2012 was 89.5%, compared to 88.9% at December 30, 2011. Each of the 10 regions in which the Company owns assets is subject to its own unique market influences. See “Supplemental Property Data and Trends” below for more information on regional operating data.

Growth of the Company’s Operations from Acquisitions and Dispositions of Properties: The Company is focused on maximizing cash flow from its existing portfolio of properties by looking for opportunities to expand its presence in existing and new markets through strategic acquisitions. The Company may from time to time dispose of non-strategic assets that do not meet this criterion. The Company has historically maintained a low-leverage-level approach intended to provide the Company with the greatest level of flexibility for future growth.

On December 19, 2012, the Company acquired three multi-tenant flex buildings in Austin, Texas, aggregating 226,000 square feet, for a purchase price of $14.9 million. In connection with this purchase, the Company received a $592,000 credit for committed tenant improvements and lease commissions. On July 24, 2012, the Company acquired a 958,000 square foot industrial park consisting of eight single-story buildings located in Kent Valley, Washington, for a purchase price of $37.6 million.

As of December 31, 2012, the blended occupancy rate of the 11 assets acquired from 2010 through 2012 was 82.6% compared to a blended occupancy rate of 75.1% at the time of acquisition. As of December 31, 2012, the Company had 1.6 million square feet of vacancy spread over these 11 acquisitions which we believe provides the Company with considerable opportunity to generate additional rental income given that the Company’s Same Park assets in these same submarkets have a weighted occupancy of 94.9% at December 31, 2012. The table below contains the assets acquired from 2010 through 2012 (in thousands):

Property	Date Acquired	Location	Purchase Price	Square Feet	Occupancy at Acquisition	Occupancy at December 31, 2012
Austin Flex Buildings	December, 2012	Austin, Texas	$14,900	226	86.1%	86.1%
212th Business Park	July, 2012	Kent Valley, Washington	37,550	958	52.3%	50.7%
Northern California Portfolio	December, 2011	East Bay, California	520,000	5,334	82.2%	86.3%
Royal Tech	October, 2011	Las Colinas, Texas	2,835	80	0.0%	100.0%
MICC — Center 22	August, 2011	Miami, Florida	3,525	46	33.3%	33.3%
Warren Building	June, 2011	Tysons Corner, Virginia	27,100	140	68.0%	88.2%
Westpark Business Campus	December, 2010	Tysons Corner, Virginia	140,000	735	61.9%	74.7%
Tysons Corporate Center	July, 2010	Tysons Corner, Virginia	35,400	270	47.0%	88.4%
Parklawn Business Park	June, 2010	Rockville, Maryland	23,430	232	70.6%	88.0%
Austin Flex Portfolio	April, 2010	Austin, Texas	42,900	704	88.0%	96.6%
Shady Grove Executive Center	March, 2010	Rockville, Maryland	60,000	350	73.5%	92.2%

Total			$907,640	9,075	75.1%	82.6%

In 2010, the Company also completed construction on a parcel of land within MICC in Miami, Florida, which added 75,000 square feet of rentable small tenant industrial space.

In October, 2012, the Company completed the sale of Quail Valley Business Park, a 66,000 square foot flex park in Houston, Texas, for a gross sales price of $2.3 million, resulting in a net gain of $935,000.

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

Scheduled Lease Expirations: In addition to the 3.0 million square feet, or 10.5%, of space available in our total portfolio as of December 31, 2012, 2,040 leases representing 29.0% of the leased square footage of our total portfolio or 27.7% of annualized rental income are scheduled to expire in 2013. Our ability to re-lease available space will depend upon market conditions in the specific submarkets in which our properties are located. We cannot predict with certainty the rate at which expiring leases will be re-leased.

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

Concentration of Portfolio by Region: The table below reflects the Company’s square footage from continuing operations based on regional concentration as of December 31, 2012 (in thousands):

Region	Square Footage	Percent of Square Footage	2012 NOI	Percent of NOI
California
Northern California	7,153	25.3%	$42,286	18.2%
Southern California	3,988	14.1%	34,562	14.9%
Virginia	4,165	14.7%	58,081	25.0%
Florida	3,717	13.1%	21,398	9.2%
Texas
Northern Texas	1,769	6.2%	11,940	5.1%
Southern Texas	1,717	6.1%	10,601	4.5%
Maryland	2,352	8.3%	33,166	14.3%
Washington	1,479	5.2%	6,237	2.7%
Oregon	1,314	4.6%	10,996	4.7%
Arizona	679	2.4%	3,173	1.4%

Total	28,333	100.0%	$232,440	100.0%

Reconciliation of NOI to income from continuing operations
Total NOI			$232,440
Other income and (expenses):
Facilities management fees			649
Interest and other income			241
Interest expense			(20,618)
Depreciation and amortization			(109,398)
General and administrative			(8,919)

Income from continuing operations			$94,395

Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of December 31, 2012. The Company analyzes this concentration to minimize significant industry exposure risk.

Industry	Percent of Annualized Rental Income
Business services	15.2%
Health services	11.1%
Government	10.6%
Computer hardware, software and related services	10.2%
Warehouse, distribution, transportation and logistics	9.1%
Insurance and financial services	6.1%
Engineering and construction	5.8%
Retail, food and automotive	5.5%
Communications	4.7%
Aerospace/defense products and services	3.3%
Electronics	3.3%
Home furnishings	3.3%
Educational services	1.8%
Other	10.0%

Total	100.0%

The information below depicts the Company’s top 10 customers by annualized rental income as of December 31, 2012 (in thousands):

Tenants	Square Footage	Annualized Rental Income(1)	Percent of Annualized Rental Income
U.S. Government	870	$21,461	6.1%
Lockheed Martin Corporation	176	4,953	1.4%
Kaiser Permanente	199	4,191	1.2%
Level 3 Communications, LLC.	197	3,765	1.1%
Keeco, LLC.	460	2,972	0.8%
Luminex Corporation	171	2,571	0.7%
Wells Fargo	118	2,233	0.6%
Salient Federal Solutions, Inc.	58	1,818	0.5%
Welch Allyn Protocol, Inc.	103	1,655	0.5%
Investorplace Media, LLC.	46	1,626	0.5%

Total	2,398	$47,245	13.4%

(1)	For leases expiring prior to December 31, 2013, annualized rental income represents income to be received under existing leases from January 1, 2013 through the date of expiration.

Comparison of 2012 to 2011

Results of Operations: Net income for the year ended December 31, 2012 was $95.4 million compared to $102.6 million for the year ended December 31, 2011. Net income allocable to common shareholders for the year ended December 31, 2012 was $19.8 million compared to $52.2 million for the year ended December 31, 2011. Net income per common share on a diluted basis was $0.81 for the year ended December 31, 2012 compared to $2.12 for the year ended December 31, 2011 (based on weighted average diluted common shares outstanding of 24,323,000 and 24,599,000, respectively). The decrease in net income allocable to common shareholders was primarily due to the net impact of non-cash distributions and gains relating to preferred equity transactions and increases in depreciation and amortization, interest expense and preferred equity distributions, partially offset by an increase in net operating income.

In order to evaluate the performance of the Company’s portfolio over comparable periods, management analyzes the operating performance of properties owned and operated throughout both periods (herein referred to as “Same Park”). The Company defines Same Park to include all operating properties owned or acquired prior to January 1, 2010. Operating properties that the Company acquired subsequent to January 1, 2010 are referred to as “Non-Same Park.” For the year ended December 31, 2012 and 2011, the Same Park facilities constitute 19.2 million rentable square feet, representing 67.7% of the 28.3 million square feet in the Company’s portfolio as of December 31, 2012.

The following table presents the operating results of the Company’s properties for the years ended December 31, 2012 and 2011 in addition to other income and expense items affecting income from continuing operations (in thousands, except per square foot data):

	For The Years Ended December 31,
	2012	2011	Change
Rental income:
Same Park (19.2 million rentable square feet) (1)	$255,086	$256,080	(0.4%)
Non-Same Park (9.2 million rentable square feet)	91,462	41,377	121.0%

Total rental income	346,548	297,457	16.5%

Cost of operations:
Same Park	82,920	83,997	(1.3%)
Non-Same Park	31,188	15,920	95.9%

Total cost of operations	114,108	99,917	14.2%

Net operating income (2):
Same Park (1)	172,166	172,083	—
Non-Same Park	60,274	25,457	136.8%

Total net operating income	232,440	197,540	17.7%

Other income and (expenses):
Facility management fees	649	684	(5.1%)
Interest and other income	241	221	9.0%
Interest expense	(20,618)	(5,455)	278.0%
Depreciation and amortization	(109,398)	(84,391)	29.6%
General and administrative	(8,569)	(5,969)	43.6%
Acquisition transaction costs	(350)	(3,067)	(88.6%)

Income from continuing operations	$94,395	$99,563	(5.2%)

Same Park gross margin (3)	67.3%	66.8%	0.7%
Same Park weighted average occupancy	92.1%	91.2%	1.0%
Non-Same Park weighted average occupancy	81.9%	75.3%	8.8%
Same Park realized rent per square foot (4)	$14.34	$14.47	(0.9%)

(1)	See above for a definition of Same Park. Includes a lease buyout payment of $1.8 million recorded in the fourth quarter of 2012 associated with a 39,000 square foot lease in Virginia which terminated as of December 25, 2012 and a lease buyout payment of $2.9 million recorded in the third quarter of 2011 associated with a 53,000 square foot lease in Maryland which terminated as of August 31, 2011. Excluding the lease buyout payments noted above, rental income from the Same Park portfolio increased slightly, while net operating income from the Same Park portfolio increased 0.7% for the year ended December 31, 2012 over 2011.

(2)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Item 2. Properties” above for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP.

(3)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income excluding the lease buyout payments recorded in 2012 and 2011 noted above.

(4)	Same Park realized rent per square foot represents the Same Park rental income earned per occupied square foot excluding the lease buyout payments recorded in 2012 and 2011 noted above.

Supplemental Property Data and Trends: NOI from continuing operations is summarized for the years ended December 31, 2012 and 2011 by region below. See “Item 2. Properties” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following table summarizes the Same Park operating results by region for the years ended December 31, 2012 and 2011. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2010, and the impact of such is included in Non-Same Park facilities in the table below. As part of the table below, we have reconciled total NOI to income from continuing operations (in thousands):

Region	Rental Income December 31, 2012	Rental Income December 31, 2011	Increase (Decrease)	Cost of Operations December 31, 2012	Cost of Operations December 31, 2011	Increase (Decrease)	NOI December 31, 2012	NOI December 31, 2011	Increase (Decrease)
Same Park
Northern California	$19,498	$19,524	(0.1%)	$6,371	$6,871	(7.3%)	$13,127	$12,653	3.7%
Southern California	52,343	54,329	(3.7%)	17,781	17,430	2.0%	34,562	36,899	(6.3%)
Virginia	59,570	55,112	8.1%	16,899	17,009	(0.6%)	42,671	38,103	12.0%
Florida	30,756	30,407	1.1%	9,725	9,829	(1.1%)	21,031	20,578	2.2%
Northern Texas	16,784	16,482	1.8%	5,564	5,598	(0.6%)	11,220	10,884	3.1%
Southern Texas	8,414	7,951	5.8%	2,967	2,668	11.2%	5,447	5,283	3.1%
Maryland	35,792	40,898	(12.5%)	11,427	12,196	(6.3%)	24,365	28,702	(15.1%)
Washington	8,149	8,483	(3.9%)	2,575	2,621	(1.8%)	5,574	5,862	(4.9%)
Oregon	18,058	17,239	4.8%	7,062	7,041	0.3%	10,996	10,198	7.8%
Arizona	5,722	5,655	1.2%	2,549	2,734	(6.8%)	3,173	2,921	8.6%

Total Same Park	255,086	256,080	(0.4%)	82,920	83,997	(1.3%)	172,166	172,083	—
Non-Same Park
Northern California	42,537	1,235	3,344.3%	13,378	397	3,269.8%	29,159	838	3,379.6%
Virginia	24,652	19,747	24.8%	9,242	8,172	13.1%	15,410	11,575	33.1%
Florida	785	670	17.2%	418	344	21.5%	367	326	12.6%
Northern Texas	1,003	—	100.0%	283	76	272.4%	720	(76)	1,047.4%
Southern Texas	7,974	7,742	3.0%	2,820	2,684	5.1%	5,154	5,058	1.9%
Maryland	13,173	11,983	9.9%	4,372	4,247	2.9%	8,801	7,736	13.8%
Washington	1,338	—	100.0%	675	—	100.0%	663	—	100.0%

Total Non-Same Park	91,462	41,377	121.0%	31,188	15,920	95.9%	60,274	25,457	136.8%

Total	$346,548	$297,457	16.5%	$114,108	$99,917	14.2%	$232,440	$197,540	17.7%

Reconciliation of NOI to income from continuing operations
Total NOI							$232,440	$197,540	17.7%
Other income and (expenses):
Facilities management fees							649	684	(5.1%)
Interest and other income							241	221	9.1%
Interest expense							(20,618)	(5,455)	278.0%
Depreciation and amortization							(109,398)	(84,391)	29.6%
General and administrative							(8,919)	(9,036)	(1.3%)

Income from continuing operations							$94,395	$99,563	(5.2%)

The following table summarizes Same Park weighted average occupancy rates and realized rent per square foot by region for the years ended December 31, 2012 and 2011. Realized rent per square foot for Virginia and Total Same Park excludes $1.8 million of lease buyout payment for the year ended December 31, 2012. Realized rent per square foot for Maryland and Total Same Park excludes $2.9 million of lease buyout payment for the year ended December 31, 2011.

	Weighted Average Occupancy Rates			Realized Rent Per Square Foot
Region	2012	2011	Change	2012	2011	Change
Northern California	91.4%	90.0%	1.6%	$11.73	$11.93	(1.7%)
Southern California	90.9%	89.6%	1.5%	$14.45	$15.21	(5.0%)
Virginia	93.2%	92.3%	1.0%	$20.53	$19.77	3.8%
Florida	96.4%	96.8%	(0.4%)	$8.87	$8.73	1.6%
Northern Texas	93.4%	91.8%	1.7%	$10.63	$10.62	0.1%
Southern Texas	91.8%	90.9%	1.0%	$11.65	$11.11	4.9%
Maryland	86.6%	88.5%	(2.1%)	$23.38	$24.29	(3.7%)
Washington	91.4%	93.6%	(2.4%)	$17.24	$17.40	(0.9%)
Oregon	89.2%	82.8%	7.7%	$15.41	$15.84	(2.7%)
Arizona	90.7%	89.5%	1.3%	$9.29	$9.31	(0.2%)
Total Same Park	92.1%	91.2%	1.0%	$14.34	$14.47	(0.9%)

Rental Income: Excluding the lease buyout payments noted above, rental income increased $50.2 million from $294.6 million for the year ended December 31, 2011 to $344.8 million for the year ended December 31, 2012 as a result of a $50.1 million increase in rental income from Non-Same Park facilities combined with an increase in rental income from the Same Park portfolio of $109,000 due to an increase in occupancy rates, partially offset by a decrease in rental rates. Including the lease buyout payments, rental income increased $49.1 million from $297.5 million for the year ended December 31, 2011 to $346.5 million for the year ended December 31, 2012 as a result of a $50.1 million increase in rental income from Non-Same Park facilities, partially offset by a $994,000 decrease in rental income from the Same Park portfolio.

Facility Management Fees: Facility management fees, derived from PS, account for a small portion of the Company’s net income. During the year ended December 31, 2012, $649,000 of revenue was recognized from facility management fees compared to $684,000 for the year ended December 31, 2011.

Cost of Operations: Cost of operations for the year ended December 31, 2012 was $114.1 million compared to $99.9 million for the year ended December 31, 2011, an increase of $14.2 million, or 14.2% as a result of an increase in cost of operations from Non-Same Park facilities of $15.3 million, partially offset by a $1.1 million decrease from the Same Park portfolio. The decrease in Same Park cost of operations was driven by decreases in repairs and maintenance and utility costs, partially offset by increases in payroll and benefit and insurance costs.

Depreciation and Amortization Expense: Depreciation and amortization expense was $109.4 million for the year ended December 31, 2012 compared to $84.4 million for the year ended December 31, 2011. The increase was primarily due to depreciation relating to 2011 property acquisitions.

General and Administrative Expenses: For the year ended December 31, 2012, general and administrative expenses decreased $117,000, or 1.3%, over 2011 as a result of a decrease in acquisition transactions costs due to lower volume of acquisitions. Excluding the acquisition transaction costs, general and administrative expenses increased $2.6 million, or 43.6%, compared to 2011 as a result of an increase in non-cash stock compensation expense from the amortization of a long-term incentive plan which commenced January, 2012.

Interest Expense: Interest expense was $20.6 million for the year ended December 31, 2012 compared to $5.5 million for the year ended December 31, 2011. The increase was primarily attributable to interest expense on the term loan and mortgage note assumption related to the Northern California Portfolio acquisition in December, 2011 combined with borrowings on the Credit Facility (described below).

Gain on Sale of Real Estate Facility: Included in total discontinued operations is the gain on the sale of Quail Valley Business Park, a 66,000 square foot flex park in Houston, Texas, for a gross sales price of $2.3 million, resulting in a net gain of $935,000 during October, 2012.

In August, 2011, the Company completed the sale of Westchase Corporate Park, a 177,000 square foot flex park consisting of 13 buildings in Houston, Texas, for a gross sales price of $9.8 million, resulting in a net gain of $2.7 million.

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $6.3 million of allocated income ($323,000 allocated to preferred unit holders and $6.0 million of income allocated to common unit holders) for the year ended December 31, 2012 compared to $8.6 million ($7.0 million of loss allocated to preferred unit holders and $15.5 million allocated to common unit holders) for the year ended December 31, 2011. Included in net income allocable to noncontrolling interests for the year ended December 31, 2011 was a $7.4 million loss allocated to preferred unit holders resulting from the repurchase by the Company of preferred units at an amount less than the carrying value, partially offset with $1.7 million of income allocated to common unit holders due to the net gain on the repurchases of preferred units. The decrease in net income allocable to noncontrolling interests for the year was primarily due to the net impact of non-cash distributions and gain relating to preferred equity transactions and increases in depreciation and amortization, interest expense and preferred equity distributions, partially offset by an increase in net operating income.

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

For the years ended December 31, 2011 and 2010, the Same Park facilities constitute 19.2 million rentable square feet, representing 70.8% of the 27.1 million square feet in the Company’s portfolio as of December 31, 2011.

The following table presents the operating results of the Company’s properties for the years ended December 31, 2011 and 2010 in addition to other income and expense items affecting income from continuing operations (in thousands, except per square foot data):

	For The Years Ended December 31,		Change
	2011	2010
Rental income:
Same Park (19.2 million rentable square feet) (1)	$256,080	$260,822	(1.8%)
Non-Same Park (8.0 million rentable square feet)	41,377	15,454	167.7%

Total rental income	297,457	276,276	7.7%

Cost of operations:
Same Park	83,997	83,576	0.5%
Non-Same Park	15,920	5,772	175.8%

Total cost of operations	99,917	89,348	11.8%

Net operating income (2):
Same Park (1)	172,083	177,246	(2.9%)
Non-Same Park	25,457	9,682	162.9%

Total net operating income	197,540	186,928	5.7%

Other income and (expenses):
Facility management fees	684	672	1.8%
Interest and other income	221	333	(33.6%)
Interest expense	(5,455)	(3,534)	54.4%
Depreciation and amortization	(84,391)	(78,354)	7.7%
General and administrative	(5,969)	(6,389)	(6.6%)
Acquisition transaction costs	(3,067)	(3,262)	(6.0%)

Income from continuing operations	$99,563	$96,394	3.3%

Same Park gross margin (3)	66.8%	68.0%	(1.8%)
Same Park weighted average occupancy	91.2%	91.6%	(0.4%)
Non-Same Park weighted average occupancy	75.3%	77.9%	(3.3%)
Same Park realized rent per square foot (4)	$14.47	$14.84	(2.5%)

(1)	See above for a definition of Same Park. Include a lease buyout payment of $2.9 million recorded in the third quarter of 2011 associated with a 53,000 square foot lease in Maryland which terminated as of August 31, 2011. Excluding the $2.9 million of lease buyout payment noted above, rental income and net operating income from the Same Park portfolio decreased 2.9% and 4.5%, respectively, for the year ended December 31, 2011 over 2010.

2)	Net operating income (“NOI”) is an important measurement in the commercial real estate industry for determining the value of the real estate generating the NOI. See “Item 2. Properties” above for more information on NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP.

(3)	Same Park gross margin is computed by dividing Same Park NOI by Same Park rental income excluding the lease buyout payment recorded in 2011 noted above.

(4)	Same Park realized rent per square foot represents the Same Park rental income earned per occupied square foot excluding the lease buyout payment recorded in 2011 noted above.

Supplemental Property Data and Trends: NOI from continuing operations is summarized for the years ended December 31, 2011 and 2010 by region below. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

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

Region	Rental Income December 31, 2011	Rental Income December 31, 2010	Increase (Decrease)	Cost of Operations December 31, 2011	Cost of Operations December 31, 2010	Increase (Decrease)	NOI December 31, 2011	NOI December 31, 2010	Increase (Decrease)
Same Park
Northern California	$19,524	$19,820	(1.5%)	$6,871	$6,830	0.6%	$12,653	$12,990	(2.6%)
Southern California	54,329	58,438	(7.0%)	17,430	17,662	(1.3%)	36,899	40,776	(9.5%)
Virginia	55,112	56,932	(3.2%)	17,009	16,079	5.8%	38,103	40,853	(6.7%)
Florida	30,407	30,397	0.0%	9,829	9,864	(0.4%)	20,578	20,533	0.2%
Northern Texas	16,482	16,664	(1.1%)	5,598	5,720	(2.1%)	10,884	10,944	(0.5%)
Southern Texas	7,951	7,502	6.0%	2,668	2,986	(10.6%)	5,283	4,516	17.0%
Maryland	40,898	38,843	5.3%	12,196	12,336	(1.1%)	28,702	26,507	8.3%
Washington	8,483	8,290	2.3%	2,621	2,631	(0.4%)	5,862	5,659	3.6%
Oregon	17,239	18,143	(5.0%)	7,041	6,719	4.8%	10,198	11,424	(10.7%)
Arizona	5,655	5,793	(2.4%)	2,734	2,749	(0.5%)	2,921	3,044	(4.0%)

Total Same Park	256,080	260,822	(1.8%)	83,997	83,576	0.5%	172,083	177,246	(2.9%)
Non-Same Park
Northern California	1,235	—	100.0%	397	—	100.0%	838	—	100.0%
Virginia	19,747	2,197	798.8%	8,172	966	746.0%	11,575	1,231	840.3%
Florida	670	123	444.7%	344	63	446.0%	326	60	443.3%
Northern Texas	—	—	—	76	—	100.0%	(76)	—	(100.0%)
Southern Texas	7,742	4,997	54.9%	2,684	1,882	42.6%	5,058	3,115	62.4%
Maryland	11,983	8,137	47.3%	4,247	2,861	48.4%	7,736	5,276	46.6%

Total Non-Same Park	41,377	15,454	167.7%	15,920	5,772	175.8%	25,457	9,682	162.9%

Total	$297,457	$276,276	7.7%	$99,917	$89,348	11.8%	$197,540	$186,928	5.7%

Reconciliation of NOI to income from continuing operations
Total NOI	$197,540	$186,928	5.7%
Other income and (expenses):
Facilities management fees	684	672	1.8%
Interest and other income	221	333	(33.6%)
Interest expense	(5,455)	(3,534)	54.4%
Depreciation and amortization	(84,391)	(78,354)	7.7%
General and administrative	(9,036)	(9,651)	(6.4%)

Income from continuing operations	$99,563	$96,394	3.3%

The following table summarizes Same Park weighted average occupancy rates and realized rent per square foot by region for the years ended December 31, 2011 and 2010. Realized rent per square foot for Maryland and Total Same Park excludes $2.9 million of lease buyout payment:

	Weighted Average Occupancy Rates For The Years Ended December 31,			Realized Rent Per Square Foot For The Years Ended December 31,
Region	2011	2010	Change	2011	2010	Change
Northern California	90.0%	89.7%	0.3%	$11.93	$12.15	(1.8%)
Southern California	89.6%	92.5%	(3.1%)	$15.21	$15.85	(4.0%)
Virginia	92.3%	92.7%	(0.4%)	$19.77	$20.34	(2.8%)
Florida	96.8%	95.6%	1.3%	$8.73	$8.84	(1.2%)
Northern Texas	91.8%	91.8%	—	$10.62	$10.74	(1.1%)
Southern Texas	90.9%	87.3%	4.1%	$11.11	$10.92	1.7%
Maryland	88.5%	91.4%	(3.2%)	$24.29	$24.03	1.1%
Washington	93.6%	90.4%	3.5%	$17.40	$17.60	(1.1%)
Oregon	82.8%	83.7%	(1.1%)	$15.84	$16.50	(4.0%)
Arizona	89.5%	86.7%	3.2%	$9.31	$9.84	(5.4%)
Total Same Park	91.2%	91.6%	(0.4%)	$14.47	$14.84	(2.5%)

Rental Income: Excluding the lease buyout payment noted above, rental income increased $18.3 million from $276.3 million for the year ended December 31, 2010 to $294.6 million for the year ended December 31, 2011 as a result of a $25.9 million increase in rental income from Non-Same Park facilities, partially offset by a $7.6 million decrease in rental income from the Same Park portfolio primarily due to decreases in rental and occupancy rates. Including the lease buyout payment, rental income increased $21.2 million from $276.3 million for the year ended December 31, 2010 to $297.5 million for the year ended December 31, 2011 as a result of a $25.9 million increase in rental income from Non-Same Park facilities, partially offset by a $4.7 million decrease in rental income from the Same Park portfolio.

Facility Management Fees: Facility management fees, derived from PS, account for a small portion of the Company’s net income. During the year ended December 31, 2011, $684,000 of revenue was recognized from facility management fees compared to $672,000 for the year ended December 31, 2010.

Cost of Operations: Cost of operations for the year ended December 31, 2011 was $99.9 million compared to $89.3 million for the year ended December 31, 2010, an increase of $10.6 million, or 11.8% as a result of increases in cost of operations from Non-Same Park facilities of $10.1 million and Same Park of $421,000. The increase in Same Park cost of operations was due to increases in utility costs and repairs and maintenance costs, partially offset by a decrease in payroll and benefit costs.

Depreciation and Amortization Expense: Depreciation and amortization expense was $84.4 million for the year ended December 31, 2011 compared to $78.4 million for the year ended December 31, 2010. The increase was primarily due to depreciation from 2011 and 2010 property acquisitions.

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

Liquidity and Capital Resources

Cash and cash equivalents increased $7.9 million from $5.0 million at December 31, 2011 to $12.9 million at December 31, 2012 for the reasons noted below.

Net cash provided by operating activities for the years ended December 31, 2012 and 2011 was $209.1 million and $180.6 million, respectively. The increase of $28.5 million in net cash provided by operating activities for the year ended December 31, 2012 compared to the same period in 2011 was primarily due to an increase in net operating income of $34.9 million. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders.

Net cash used in investing activities was $105.7 million and $337.1 million for the years ended December 31, 2012 and 2011, respectively. The change was primarily due to a decrease in cash paid of $246.7 million for acquisitions, partially offset by an increase in capital improvements of $8.4 million. The Company paid $51.0 million for the acquisitions in Washington and Texas in 2012 compared to $297.7 million for acquisitions in Virginia, Florida, Texas and California in 2011.

Net cash used in financing activities was $95.5 million for the year ended December 31, 2012 compared to net cash provided by financing activities of $156.4 million for the year ended December 31, 2011. The $251.9 million increase in cash used was primarily due to a decrease in borrowings of $402.0 million and an increase in debt repayment of $169.8 million as the Company repaid the balance on its Credit Facility in full, reduced the balance on its Term Loan by $50.0 million and repaid a mortgage note payable of $13.2 million, partially offset with net equity transactions of $324.6 million.

As described in Item 1, “Business — Borrowings,” the Company has a $250.0 million credit facility and a $250.0 million term loan. The Company had no balance outstanding on the credit facility at December 31, 2012. The Company had $185.0 million outstanding on the Credit Facility at an interest rate of 1.41% at December 31, 2011. The Company had $200.0 million outstanding on the Term Loan at an interest rate of 1.41% at December 31, 2012 and $250.0 million outstanding at an interest rate of 1.50% at December 31, 2011.

The Company’s preferred equity outstanding increased to 26.0% of its market capitalization during the year ended December 31, 2012 primarily due to a decrease in outstanding unsecured debt combined with the issuance of preferred stock in 2012. As of December 31, 2012, the Company had three fixed-rate mortgage notes totaling $268.1 million and an outstanding balance on the Term Loan of $200.0 million, which collectively represented 13.7% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding debt and (3) the total number of common shares and common units outstanding at December 31, 2012 multiplied by the closing price of the stock on that date. The weighted average interest rate for the mortgage notes is 5.46% per annum. The Company had 23.0% of its properties, in terms of net book value, encumbered at December 31, 2012.

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

On October 15, 2010, the Company issued $75.0 million or 3.0 million depositary shares, each representing 1/1,000 of a share of the 6.875% Cumulative Preferred Stock, Series R, at $25.00 per depositary share.

Note Payable to Affiliate: On February 9, 2011, the Company entered into an agreement with PS to borrow $121.0 million with a maturity date of August 9, 2011 at an interest rate of LIBOR plus 0.85%. The Company repaid, in full, the note payable to PS upon maturity. Interest expense under this note payable was $664,000 for the year ended December 31, 2011.

Redemption of Preferred Equity: On October 9, 2012, the Company completed the redemption of its 6.70% Cumulative Preferred Stock, Series P, at its par value of $132.3 million. The Company reported the excess of the redemption amount over the carrying amount of $3.8 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the year ended December 31, 2012.

On June 15, 2012, the Company completed the redemption of its 7.00% Cumulative Preferred Stock, Series H, at its par value of $158.5 million and its 6.875% Cumulative Preferred Stock, Series I, at its par value of $68.6 million. The Company reported the excess of the redemption amount over the carrying amount of $8.1 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the year ended December 31, 2012.

On June 8, 2012, the Company redeemed 223,300 units of its 7.125% Series N Cumulative Redeemable Preferred Units for $5.6 million. The Company reported the excess of the redemption amount over the carrying amount of $149,000, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the year ended December 31, 2012.

During February, 2012, the Company completed the redemption of its 7.20% Cumulative Preferred Stock, Series M, at its par value of $79.6 million and its 7.375% Cumulative Preferred Stock, Series O, at its par value of $84.6 million. The Company reported the excess of the redemption amount over the carrying amount of $5.3 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the year ended December 31, 2012.

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

Repurchase of Common Stock: The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the year ended December 31, 2011, the Company repurchased 591,500 shares of common stock at an aggregate cost of $30.3 million or an average cost per share of $51.14. Since inception of the program, the Company has repurchased an aggregate of 4.9 million shares of common stock at an aggregate cost of $183.9 million or an average cost per share of $37.64. Under existing board authorizations, the Company can repurchase an additional 1.6 million shares. No shares of common stock were repurchased under this program during the years ended December 31, 2012 or 2010.

Mortgage Note Repayment: Subsequent to December 31, 2012, the Company repaid two mortgage notes payable totaling $18.1 million. In November, 2012, the Company repaid $13.2 million on a mortgage note with a stated interest rate of 5.73%.

In 2011, the Company repaid two mortgage notes payable of $18.2 million with a weighted average stated interest rate of 7.26%.

Capital Expenditures: During the years ended December 31, 2012, 2011 and 2010, the Company expended $49.9 million , $43.6 million and $28.7 million, respectively, in recurring capital expenditures, or $1.80, $1.98 and $1.40 per weighted average square foot owned, respectively. The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. Tenant improvement amounts exclude those amounts reimbursed by the tenant. Nonrecurring capital improvements include property renovations and expenditures related to repositioning acquisitions. The following table depicts capital expenditures (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Recurring capital expenditures
Capital improvements	$8,394	$8,173	$8,536
Tenant improvements	34,236	27,292	15,372
Lease commissions	7,244	8,089	4,761

Total recurring capital expenditures	49,874	43,554	28,669
Nonrecurring capital improvements	6,898	4,813	10,884

Total capital expenditures	$56,772	$48,367	$39,553

Capital expenditures on a per square foot owned basis are as follows:

	For the Years Ended December 31,
	2012	2011	2010
Recurring capital expenditures
Capital improvements	$0.30	$0.37	$0.42
Tenant improvements	1.24	1.24	0.75
Lease commissions	0.26	0.37	0.23

Total recurring capital expenditures	1.80	1.98	1.40
Nonrecurring capital improvements	0.25	0.22	0.53

Total capital expenditures	$2.05	$2.20	$1.93

For the year ended December 31, 2012, recurring capital expenditures increased $6.3 million, or 14.5%, over the same period in 2011 primarily due to several significant tenant improvement projects within the Same Park Portfolio combined with an increase in Non-Same Park recurring capital expenditures as a result of lease up of assets.

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

The Company’s funding strategy has been to primarily use permanent capital, including common and preferred stock, along with internally generated retained cash flows to meet its liquidity needs. In addition, the Company may sell properties that no longer meet its investment criteria. From time to time, the Company may use its Credit Facility or other forms of debt to facilitate real estate acquisitions or other capital allocations. The Company targets a minimum ratio of FFO to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the year ended December 31, 2012, the FFO to fixed charges and preferred distributions coverage ratio was 3.1 to 1.0, excluding the charge for the issuance costs related to the redemption of preferred equity.

Non-GAAP Supplemental Disclosure Measure: Funds from Operations: Management believes that FFO is a useful supplemental measure of the Company’s operating performance. The Company computes FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income, computed in accordance with GAAP, before depreciation, amortization, gains or losses on asset dispositions, net income allocable to noncontrolling interests — common units, net income allocable to restricted stock unit holders, impairment charges and nonrecurring items. Management believes that FFO provides a useful measure of the Company’s operating performance and when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income.

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

FFO for the Company is computed as follows (in thousands):

	For The Years Ended December 31,
	2012	2011	2010	2009	2008
Net income allocable to common shareholders	$19,805	$52,162	$38,959	$59,413	$23,179
Gain on sale of land and real estate facility	(935)	(2,717)	(5,153)	(1,488)	—
Depreciation and amortization(1)	109,494	84,682	78,868	85,094	99,848
Net income allocable to noncontrolling interests — common units	5,970	15,543	11,594	19,730	8,296
Net income allocable to restricted stock unit holders	138	127	152	325	235

Consolidated FFO allocable to common and dilutive shares	134,472	149,797	124,420	163,074	131,558
FFO allocated to noncontrolling interests — common units	(31,041)	(34,319)	(28,450)	(40,472)	(34,443)
FFO allocated to restricted stock unit holders	(455)	(301)	(374)	(726)	(730)

FFO allocated to common shares	$102,976	$115,177	$95,596	$121,876	$96,385

(1)	Includes depreciation from discontinued operations.

FFO allocable to common and dilutive shares decreased $15.3 million for the year ended December 31, 2012, respectively, compared to the same periods in 2011. The decrease was primarily due to the net impact of preferred equity transactions (noted above) and increases in interest expense, preferred equity distributions, partially offset by an increase in net operating income.

Related Party Transactions: At December 31, 2012, PS owned 23.9% of the outstanding shares of the Company’s common stock and 23.1% of the outstanding common units of the Operating Partnership (100.0% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 41.5% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chairman of the Board, Chief Executive Officer and President of PS. Gary E. Pruitt, an independent director of the Company is also a trustee of PS.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services. These costs totaled $441,000 in 2012, which were allocated to PS in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PS for a management fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contract with PS totaled $649,000 in 2012. PS also provides property management services for the self-storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contract with PS totaled $55,000 for the year ended December 31, 2012.

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

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.

Contractual Obligations: The table below summarizes projected payments due under our contractual obligations as of December 31, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Mortgage notes payable (principal and interest)	$321,902	$32,151	$27,258	$262,493	$—
Credit Facility (principal)	—	—	—	—	—
Term Loan (principal)	200,000	—	200,000	—	—

Total	$521,902	$32,151	$227,258	$262,493	$—

Company is scheduled to pay cash dividends of $54.2 million per year on its preferred equity outstanding as of December 31, 2012. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company, from time to time, will use debt financing to facilitate acquisitions. In connection with the Northern California Portfolio acquisition, the Company assumed a $250.0 million mortgage note and obtained a $250.0 million term loan. As a result of the acquisition, the Company’s debt as a percentage of total equity (based on book values) was 29.0% as of December 31, 2012.

The Company’s market risk sensitive instruments include mortgage notes of $268.1 million and the outstanding balance on the Term Loan of $200.0 million as of December 31, 2012. All of the Company’s mortgage notes bear interest at fixed rates with a weighted average fixed rate of 5.46% at December 31, 2012. The Term Loan bears interest at variable rates which is currently LIBOR plus 1.20%. See Notes 2, 5 and 6 to consolidated financial statements for terms, valuations and approximate principal maturities of the mortgage notes payable, Credit Facility and Term Loan as of December 31, 2012. Based on borrowing rates currently available to the Company, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company at December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Schedules in Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2012, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PS Business Parks, Inc.

We have audited PS Business Parks, Inc. internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PS Business Parks, Inc. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PS Business Parks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 22, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement to be filed in connection with the annual shareholders’ meeting to be held in 2013 (the “Proxy Statement”) under the caption “Election of Directors.”

The following is a biographical summary of the executive officers of the Company:

Joseph D. Russell, Jr., age 53, has been President since September, 2002 and was named Chief Executive Officer and elected as a Director in August, 2003. Mr. Russell joined Spieker Partners in 1990 and became an officer of Spieker Properties when it went public as a REIT in 1993. Prior to its merger with Equity Office Properties (“EOP”) in 2001, Mr. Russell was President of Spieker Properties’ Silicon Valley Region from 1999 to 2001. Mr. Russell earned a Bachelor of Science degree from the University of Southern California and a Masters of Business Administration from the Harvard Business School. Prior to entering the commercial real estate business, Mr. Russell spent approximately six years with IBM in various marketing positions. Mr. Russell has been a member and past President of the National Association of Industrial and Office Parks, Silicon Valley Chapter. Mr. Russell is also a member of the Board of Governors of NAREIT.

John W. Petersen, age 49, has been Executive Vice President and Chief Operating Officer since he joined the Company in December, 2004. Prior to joining the Company, Mr. Petersen was Senior Vice President, San Jose Region, for Equity Office Properties from July, 2001 to December, 2004, responsible for 11.3 million square feet of multi-tenant office, industrial and R&D space in Silicon Valley. Prior to EOP, Mr. Petersen was Senior Vice President with Spieker Properties, from 1995 to 2001 overseeing the growth of that company’s portfolio in San Jose, through acquisition and development of nearly three million square feet. Mr. Petersen is a graduate of The Colorado College in Colorado Springs, Colorado, and was recently the President of National Association of Industrial and Office Parks, Silicon Valley Chapter.

Edward A. Stokx, age 47, a certified public accountant, has been Chief Financial Officer and Secretary of the Company since December, 2003 and Executive Vice President since March, 2004. Mr. Stokx has overall responsibility for the Company’s finance and accounting functions. In addition, he has responsibility for executing the Company’s financial initiatives. Mr. Stokx joined Center Trust, a developer, owner, and operator of retail shopping centers in 1997. Prior to his promotion to Chief Financial Officer and Secretary in 2001, he served as Senior Vice President, Finance and Controller. After Center Trust’s merger in January, 2003 with another public REIT, Mr. Stokx provided consulting services to various entities. Prior to joining Center Trust, Mr. Stokx was with Deloitte and Touche from 1989 to 1997, with a focus on real estate clients. Mr. Stokx earned a Bachelor of Science degree in Accounting from Loyola Marymount University.

Maria R. Hawthorne, age 53, was promoted to Executive Vice President, East Coast of the Company in February, 2011. Ms. Hawthorne served as Senior Vice President from March, 2004 to February, 2011, with responsibility for property operations on the East Coast, which includes Virginia, Maryland and Florida. From June, 2001 through March, 2004, Ms. Hawthorne was Vice President of the Company, responsible for property operations in Virginia. From July, 1994 to June, 2001, Ms. Hawthorne was a Regional Manager of the Company in Virginia. From August, 1988 to July, 1994, Ms. Hawthorne was a General Manager, Leasing Director and Property Manager for American Office Park Properties. Ms. Hawthorne earned a Bachelor of Arts Degree in International Relations from Pomona College.

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

The following table sets forth information as of December 31, 2012 on the Company’s equity compensation plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted - Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	507,663		$53.65		975,040
Equity compensation plans not approved by security holders	—		$—		—

Total	507,663	*	$53.65	*	975,040	*

*	Amounts include restricted stock units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

PS Business Parks, Inc.

We have audited the accompanying consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Business Parks, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PS Business Parks, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 22, 2013

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$12,883	$4,980
Real estate facilities, at cost:
Land	793,352	772,573
Buildings and improvements	2,235,448	2,155,772

	3,028,800	2,928,345
Accumulated depreciation	(942,639)	(845,700)

	2,086,161	2,082,645
Properties held for disposition, net	—	1,218
Land held for development	6,829	6,829

	2,092,990	2,090,692
Rent receivable	4,754	3,198
Deferred rent receivable	25,329	23,388
Other assets	15,861	16,361

Total assets	$2,151,817	$2,138,619

LIABILITIES AND EQUITY
Accrued and other liabilities	$69,454	$60,940
Credit facility	—	185,000
Term loan	200,000	250,000
Mortgage notes payable	268,102	282,084

Total liabilities	537,556	778,024
Commitments and contingencies
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 35,400 and 23,942 shares issued and outstanding at December 31, 2012 and 2011, respectively	885,000	598,546
Common stock, $0.01 par value, 100,000,000 shares authorized, 24,298,475 and 24,128,184 shares issued and outstanding at December 31, 2012 and 2011, respectively	242	240
Paid-in capital	537,091	534,322
Cumulative net income	967,783	878,704
Cumulative distributions	(944,427)	(832,607)

Total PS Business Parks, Inc.’s shareholders’ equity	1,445,689	1,179,205
Noncontrolling interests:
Preferred units	—	5,583
Common units	168,572	175,807

Total noncontrolling interests	168,572	181,390

Total equity	1,614,261	1,360,595

Total liabilities and equity	$2,151,817	$2,138,619

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Revenues:
Rental income	$346,548	$297,457	$276,276
Facility management fees	649	684	672

Total operating revenues	347,197	298,141	276,948
Expenses:
Cost of operations	114,108	99,917	89,348
Depreciation and amortization	109,398	84,391	78,354
General and administrative	8,919	9,036	9,651

Total operating expenses	232,425	193,344	177,353
Other income and (expenses):
Interest and other income	241	221	333
Interest expense	(20,618)	(5,455)	(3,534)

Total other income and (expenses)	(20,377)	(5,234)	(3,201)

Income from continuing operations	94,395	99,563	96,394

Discontinued operations:
Income from discontinued operations	42	360	475
Gain on sale of real estate facilities	935	2,717	5,153

Total discontinued operations	977	3,077	5,628

Net income	$95,372	$102,640	$102,022

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$5,970	$15,543	$11,594
Noncontrolling interests — preferred units	323	(6,991)	5,103

Total net income allocable to noncontrolling interests	6,293	8,552	16,697
Net income allocable to PS Business Parks, Inc.:
Preferred shareholders	69,136	41,799	46,214
Restricted stock unit holders	138	127	152
Common shareholders	19,805	52,162	38,959

Total net income allocable to PS Business Parks, Inc.	89,079	94,088	85,325

Net income	$95,372	$102,640	$102,022

Net income per common share — basic:
Continuing operations	$0.79	$2.03	$1.41
Discontinued operations	$0.03	$0.10	$0.18
Net income	$0.82	$2.13	$1.59
Net income per common share — diluted:
Continuing operations	$0.78	$2.02	$1.40
Discontinued operations	$0.03	$0.10	$0.18
Net income	$0.81	$2.12	$1.58
Weighted average common shares outstanding:
Basic	24,234	24,516	24,546

Diluted	24,323	24,599	24,687

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Preferred Stock		Common Stock		Paid-in Capital	Cumulative Net Income	Cumulative Distributions	Total PS Business Parks, Inc.’s Shareholders’ Equity	Noncontrolling Interests	Total Equity

	Shares	Amount	Shares	Amount
	(In thousands, except share data)
Balances at December 31, 2009	25,042	$626,046	24,399,509	$243	$548,393	$699,291	$(658,294)	$1,215,679	$249,958	$1,465,637
Issuance of preferred stock, net of issuance costs	3,000	75,000	—	—	(2,487)	—	—	72,513	—	72,513
Redemption of preferred stock, net of issuance costs	(4,100)	(102,500)	—	—	3,484	—	(3,484)	(102,500)	—	(102,500)
Redemption of preferred units, net of issuance costs	—	—	—	—	582	—	—	582	(20,582)	(20,000)
Exercise of stock options	—	—	243,936	3	7,780	—	—	7,783	—	7,783
Stock compensation, net	—	—	27,732	—	1,031	—	—	1,031	—	1,031
Net income	—	—	—	—	—	85,325	—	85,325	16,697	102,022
Distributions:
Preferred stock	—	—	—	—	—	—	(42,730)	(42,730)	—	(42,730)
Common stock	—	—	—	—	—	—	(43,254)	(43,254)	—	(43,254)
Noncontrolling interests	—	—	—	—	—	—	—	—	(17,377)	(17,377)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	(901)	—	—	(901)	901	—

Balances at December 31, 2010	23,942	598,546	24,671,177	246	557,882	784,616	(747,762)	1,193,528	229,597	1,423,125
Repurchase of preferred units, net of issuance costs	—	—	—	—	10,107	—	—	10,107	(49,194)	(39,087)
Repurchase of common stock	—	—	(591,500)	(6)	(30,246)	—	—	(30,252)	—	(30,252)
Exercise of stock options	—	—	24,600	—	1,050	—	—	1,050	—	1,050
Stock compensation, net	—	—	23,907	—	1,218	—	—	1,218	—	1,218
Net income	—	—	—	—	—	94,088	—	94,088	8,552	102,640
Distributions:
Preferred stock	—	—	—	—	—	—	(41,799)	(41,799)	—	(41,799)
Common stock	—	—	—	—	—	—	(43,046)	(43,046)	—	(43,046)
Noncontrolling interests	—	—	—	—	—	—	—	—	(13,254)	(13,254)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	(5,689)	—	—	(5,689)	5,689	—

Balances at December 31, 2011	23,942	598,546	24,128,184	240	534,322	878,704	(832,607)	1,179,205	181,390	1,360,595
Issuance of preferred stock, net of issuance costs	32,400	810,000	—	—	(25,608)	—	—	784,392	—	784,392
Redemption of preferred stock, net of issuance costs	(20,942)	(523,546)	—	—	17,167	—	(17,167)	(523,546)	—	(523,546)
Redemption of preferred units, net of issuance costs	—	—	—	—	149	—	—	149	(5,732)	(5,583)
Exercise of stock options	—	—	143,043	2	5,905	—	—	5,907	—	5,907
Stock compensation, net	—	—	27,248	—	4,807	—	—	4,807	—	4,807
Net income	—	—	—	—	—	89,079	—	89,079	6,293	95,372
Distributions:
Preferred stock	—	—	—	—	—	—	(51,969)	(51,969)	—	(51,969)
Common stock	—	—	—	—	—	—	(42,684)	(42,684)	—	(42,684)
Noncontrolling interests	—	—	—	—	—	—	—	—	(13,030)	(13,030)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	349	—	—	349	(349)	—

Balances at December 31, 2012	35,400	$885,000	24,298,475	$242	$537,091	$967,783	$(944,427)	$1,445,689	$168,572	$1,614,261

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$95,372	$102,640	$102,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	109,494	84,682	78,868
In-place lease adjustment	501	843	571
Tenant improvement reimbursements net of lease incentives	(1,315)	(769)	(603)
Amortization of mortgage note premium	—	(215)	(285)
Gain on sale of real estate facilies	(935)	(2,717)	(5,153)
Stock compensation	5,434	1,965	2,116
Increase in receivables and other assets	(5,025)	(3,074)	(2,809)
Increase (decrease) in accrued and other liabilities	5,601	(2,735)	2,389

Total adjustments	113,755	77,980	75,094

Net cash provided by operating activities	209,127	180,620	177,116

Cash flows from investing activities:
Capital improvements to real estate facilities	(56,772)	(48,367)	(39,553)
Acquisition of real estate facilities	(51,022)	(297,738)	(296,251)
Proceeds from sale of real estate facilities	2,065	8,999	9,181

Net cash used in investing activities	(105,729)	(337,106)	(326,623)

Cash flows from financing activities:
Borrowings on credit facility	154,000	185,000	93,000
Borrowings on term loan	—	250,000	—
Note payable to affiliate	—	121,000	—
Repayment of borrowings on credit facility	(339,000)	(93,000)	—
Repayment of borrowings on term loan debt	(50,000)	—	—
Repayment of note payable to affiliate	—	(121,000)	—
Principal payments on mortgage notes payable	(828)	(1,032)	(1,091)
Repayment of mortgage note payable	(13,154)	(18,180)	—
Net proceeds from the issuance of preferred stock	784,392	—	72,513
Proceeds from the exercise of stock options	5,907	1,050	7,783
Redemption/repurchase of preferred stock	(523,546)	—	(102,500)
Redemption/repurchase of preferred units	(5,583)	(39,087)	(20,000)
Repurchase of common stock	—	(30,252)	—
Distributions paid to preferred shareholders	(51,969)	(41,799)	(42,730)
Distributions paid to noncontrolling interests — common units	(12,856)	(12,856)	(12,856)
Distributions paid to noncontrolling interests — preferred units	(174)	(398)	(4,521)
Distributions paid to common shareholders	(42,684)	(43,046)	(43,254)

Net cash (used in) provided by financing activities	(95,495)	156,400	(53,656)

Net increase (decrease) in cash and cash equivalents	7,903	(86)	(203,163)
Cash and cash equivalents at the beginning of the year	4,980	5,066	208,229

Cash and cash equivalents at the end of the year	$12,883	$4,980	$5,066

Supplemental disclosures:
Interest paid	$18,872	$5,041	$3,547

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2012	2011	2010
	(In thousands)
Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests — common units	$(349)	$5,689	$901
Paid-in capital	$349	$(5,689)	$(901)
Gain on repurchase of preferred equity:
Preferred units	$—	$(8,748)	$—
Paid-in capital	$—	$8,748	$—
Issuance costs related to the redemption/repurchase of preferred equity:
Cumulative distributions	$(17,167)	$—	$(3,484)
Noncontrolling interest — common units	$(149)	$(1,359)	$(582)
Paid-in capital	$17,316	$1,359	$4,066
Mortgage note assumed in property acquisition:
Real estate facilities	$—	$(250,000)	$—
Mortgage notes payable	$—	$250,000	$—

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

1. Organization and description of business

Organization

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of December 31, 2012, PSB owned 76.9% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units are owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”

Description of business

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office and industrial space. As of December 31, 2012, the Company owned and operated 28.3 million rentable square feet of commercial space located in eight states. The Company also manages 1.2 million rentable square feet on behalf of PS.

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

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 at December 31, 2012 and 2011.

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

Intangible assets/liabilities

Intangible assets and liabilities include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values (included in other assets and accrued liabilities in the accompanying consolidated balance sheets) are amortized to rental income over the remaining non-cancelable terms of the respective leases. The Company recorded net amortization reducing rental income of $501,000, $843,000 and $571,000 of intangible assets and liabilities resulting from the above-market and below-market lease values during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the value of in-place leases resulted in a net intangible asset of $5.2 million, net of $4.7 million of accumulated amortization with a weighted average amortization period of 6.4 years, and a net intangible liability of $4.7 million, net of $3.0 million of accumulated amortization with a weighted average amortization period of 5.0 years. As of December 31, 2011, the value of in-place leases resulted in a net intangible asset of $6.9 million, net of $2.3 million of accumulated amortization and a net intangible liability of $6.4 million, net of $1.1 million of accumulated amortization.

Evaluation of asset impairment

The Company evaluates its assets used in operations for impairment by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the estimated undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At December 31, 2012, the Company did not consider any assets to be impaired.

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

For the years ended December 31, 2012, 2011 and 2010 no material casualty losses were incurred.

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

Gains from sales of real estate facilities

The Company recognizes gains from sales of real estate facilities at the time of sale using the full accrual method, provided that various criteria related to the terms of the transactions and any subsequent involvement by the Company with the properties sold are met. If the criteria are not met, the Company defers the gains and recognizes them when the criteria are met or uses the installment or cost recovery methods as appropriate under the circumstances.

General and administrative expenses

General and administrative expenses include executive and other compensation, office expense, professional fees, acquisition transaction costs, state income taxes and other such administrative items.

Income taxes

The Company has qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its REIT taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2012, 2011 and 2010 and intends to continue to meet such requirements. Accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.

The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of December 31, 2012, the Company did not recognize any tax benefit for uncertain tax positions.

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

Net income allocation

Net income was allocated as follows for the years ended December 31, (in thousands):

	2012	2011	2010
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units:
Continuing operations	$5,744	$14,838	$10,307
Discontinued operations	226	705	1,287

Total net income allocable to noncontrolling interests — common units	5,970	15,543	11,594

Noncontrolling interests — preferred units:
Distributions to preferred unit holders	174	398	4,521
Issuance costs related to the redemption of preferred units	149	—	582
Gain on repurchase of preferred units, net of issuance costs	—	(7,389)	—

Total net income allocable to noncontrolling interests — preferred units	323	(6,991)	5,103

Total net income allocable to noncontrolling interests	6,293	8,552	16,697

Net income allocable to PS Business Parks, Inc.:
Preferred shareholders:
Distributions to preferred shareholders	51,969	41,799	42,730
Issuance costs related to the redemption of preferred stock	17,167	—	3,484

Total net income allocable to preferred shareholders	69,136	41,799	46,214

Restricted stock unit holders:
Continuing operations	135	121	135
Discontinued operations	3	6	17

Total net income allocable to restricted stock unit holders	138	127	152

Common shareholders:
Continuing operations	19,057	49,796	34,635
Discontinued operations	748	2,366	4,324

Total net income allocable to common shareholders	19,805	52,162	38,959

Total net income allocable to PS Business Parks, Inc.	89,079	94,088	85,325

Net income	$95,372	$102,640	$102,022

Net income per common share

Per share amounts are computed using the number of weighted average common shares outstanding. “Diluted” weighted average common shares outstanding includes the dilutive effect of stock options and restricted stock units under the treasury stock method. “Basic” weighted average common shares outstanding excludes such effect. The Company’s restricted stock units are participating securities and are included in the computation of basic and diluted weighted average common shares outstanding. The Company’s restricted stock unit holders are paid non-forfeitable dividends in excess of the expense recorded which results in a reduction in net income allocable to common shareholders and unit holders. Earnings per share has been calculated as follows for the years ended December 31, (in thousands, except per share amounts):

	2012	2011	2010
Net income allocable to common shareholders	$19,805	$52,162	$38,959

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	24,234	24,516	24,546
Net effect of dilutive stock compensation — based on treasury stock method using average market price	89	83	141

Diluted weighted average common shares outstanding	24,323	24,599	24,687

Net income per common share — Basic	$0.82	$2.13	$1.59

Net income per common share — Diluted	$0.81	$2.12	$1.58

Options to purchase 51,200, 92,000 and 78,000 shares for the years ended December 31 2012, 2011 and 2010, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.

Segment reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2011 and 2010 in order to conform to the 2012 presentation.

3. Real estate facilities

The activity in real estate facilities for the years ended December 31, 2012, 2011, and 2010 is as follows (in thousands):

	Land	Buildings and Equipment	Accumulated Depreciation	Total
Balances at December 31, 2009	$491,176	$1,517,596	$(702,263)	$1,306,509
Acquisition of real estate facilities	71,142	223,428	—	294,570
Capital improvements, net	—	40,378	—	40,378
Disposals	—	(9,237)	9,237	—
Depreciation expense	—	—	(78,868)	(78,868)
Transfer to properties held for disposition	—	(160)	446	286

Balances at December 31, 2010	562,318	1,772,005	(771,448)	1,562,875
Acquisition of real estate facilities	210,255	344,760	—	555,015
Capital improvements, net	—	49,624	—	49,624
Disposals	—	(10,150)	10,150	—
Depreciation expense	—	—	(84,682)	(84,682)
Transfer to properties held for disposition	—	(467)	280	(187)

Balances at December 31, 2011	772,573	2,155,772	(845,700)	2,082,645
Acquisition of real estate facilities	20,779	30,621	—	51,400
Capital improvements, net	—	61,561	—	61,561
Disposals	—	(12,459)	12,459	—
Depreciation expense	—	—	(109,494)	(109,494)
Transfer to properties held for disposition	—	(47)	96	49

Balances at December 31, 2012	$793,352	$2,235,448	$(942,639)	$2,086,161

The unaudited basis of real estate facilities for federal income tax purposes was approximately $2.0 billion at December 31, 2012. The Company had approximately 23.0% of its properties, in terms of net book value, encumbered by mortgage debt at December 31, 2012.

On December 19, 2012, the Company acquired three multi-tenant flex buildings in Austin, Texas, aggregating 226,000 square feet, for a purchase price of $14.9 million. In connection with this purchase, the Company received a $592,000 credit for committed tenant improvements and lease commissions. On July 24, 2012, the Company acquired a 958,000 square foot industrial park consisting of eight single-story buildings located in Kent Valley, Washington, for a purchase price of $37.6 million. The Company incurred and expensed acquisition transaction costs of $350,000 for the year ended December 31, 2012.

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

The results of operations of the Portfolio acquired have been included in the Company’s consolidated financial statements since the date of acquisition of December 20, 2011. The unaudited pro forma data presented below assumes that the Portfolio acquisition occurred as of the beginning of the respective periods, and includes pro forma adjustments to (i) increase depreciation expense to reflect the Company’s book basis for buildings and improvements acquired, (ii) increase amortization expense to reflect the above-market and below-market in-place lease value acquired, and (iii) increase interest expense to reflect the financing of the Portfolio acquisition related to the $250.0 million mortgage note assumption, borrowings from the term loan and credit facility. Rental income of $42.5 million and $1.2 million related to the Portfolio acquisition for the years ended December 31, 2012 and 2011, respectively, was reported in the Company’s consolidated statements of income. Net losses of $7.2 million and $838,000 related to the Portfolio acquisition for the years end December 31, 2012 and 2011, respectively, were reported in the Company’s consolidated statements of income. The net loss includes rental income less cost of operations, depreciation and mortgage note interest. The Company’s unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Portfolio acquisition been consummated at the beginning of the periods presented (in thousands, except per share amounts):

	For The Years Ended December 31,
	2011	2010
Pro Forma Revenues	$336,680	$317,770
Pro Forma Net income	$95,595	$91,088
Pro Forma Net income per common share:
Basic	$1.91	$1.24
Diluted	$1.90	$1.24

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

The following table summarizes the assets acquired and liabilities assumed during the years ended December 31, (in thousands):

	2012	2011	2010
Land	$20,779	$210,255	$71,142
Buildings and improvements	30,621	344,760	223,428
Above-market in-place lease value	709	2,915	6,304
Below-market in-place lease value	(251)	(4,768)	(2,348)

Total purchase price	51,858	553,162	298,526
Mortgage note assumed	—	(250,000)	—
Net operating assets acquired and liabilities assumed	(836)	(5,424)	(2,275)

Total cash paid	$51,022	$297,738	$296,251

The purchase price of acquired properties is recorded to land, buildings and improvements and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized lease commissions, value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values. Acquisition related costs are expensed as incurred.

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

In 2010, the Company completed construction on a parcel of land within the Miami International Commerce Center in Miami, Florida, which added 75,000 square feet of rentable small tenant industrial space.

In October, 2012, the Company completed the sale of Quail Valley Business Park, a 66,000 square foot flex park in Houston, Texas, for a gross sales price of $2.3 million, resulting in a net gain of $935,000.

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

The following table summarizes the condensed results of operations of the properties sold during 2012, 2011 and 2010 (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Rental income	$281	$1,459	$2,232
Cost of operations	(143)	(808)	(1,243)
Depreciation	(96)	(291)	(514)

Income from discontinued operations	$42	$360	$475

In addition to minimum rental payments, tenants reimburse the Company for their pro rata share of specified operating expenses, which amounted to $617,000 and $852,000 for the years ended December 31, 2011 and 2010, respectively. No such amounts were recorded for the year ended December 31, 2012. These amounts are included as rental income in the table presented above.

4. Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues, excluding recovery of operating expenses under these leases, are as follows as of December 31, 2012 (in thousands):

2013	$244,595
2014	179,923
2015	124,246
2016	84,954
2017	55,384
Thereafter	92,496

Total	$781,598

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $71.9 million, $59.6 million and $57.2 million, for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 6.1% of total leased square footage are subject to termination options which include leases accounting for 2.7% of total leased square footage having termination options exercisable through December 31, 2013 (unaudited). In general, these leases provide for termination payments should the termination options be exercised. The above table is prepared assuming such options are not exercised.

5. Bank loans

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) which expires on August 1, 2015. The Credit Facility has a borrowing limit of $250.0 million. The rate of interest charged on borrowings is equal to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.00% to LIBOR plus 1.85% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 1.10%. In addition, the Company is required to pay an annual facility fee ranging from 0.15% to 0.45% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). The Company had no balance outstanding on the Credit Facility at December 31, 2012. The Company had $185.0 million outstanding on the Credit Facility at an interest rate of 1.41% at December 31, 2011. The Company had $791,000 and $1.1 million of unamortized commitment fees as of December 31, 2012 and 2011, respectively. The Credit Facility requires the Company to meet certain covenants, with which the Company was in compliance at December 31, 2012 and 2011. Interest on outstanding borrowings is payable monthly.

In connection with the Northern California Portfolio acquisition described in Note 3, the Company entered into a term loan on December 20, 2011 with Wells Fargo, as Administrative Agent (the “Term

Loan”). Pursuant to the Term Loan, the Company borrowed $250.0 million for a three year term through December 31, 2014. The maturity date of the Term Loan Agreement can be extended by one year at the Company’s election. Interest on the amounts borrowed under the Term Loan accrues based on an applicable rate ranging from LIBOR plus 1.15% to LIBOR plus 2.25% depending on the Company’s credit ratings. Currently, the Company’s rate under the Term Loan is LIBOR plus 1.20%. The Company had $200.0 million outstanding on the Term Loan at an interest rate of 1.41% at December 31, 2012 and $250.0 million outstanding at an interest rate of 1.50% at December 31, 2011. The Company had $383,000 and $729,000 of unamortized commitment fees as of December 31, 2012 and 2011, respectively. The covenants and events of default contained in the Credit Facility are incorporated into the Term Loan by reference, and the Term Loan is cross-defaulted to the Credit Facility. The Term Loan can be repaid in full or part at any time prior to its maturity without penalty.

6. Mortgage notes payable

Mortgage notes payable consist of the following (in thousands):

	December 31, 2012	December 31, 2011
5.45% mortgage note, secured by 4.8 million square feet of commercial properties with a net book value of $448.4 million, interest payable monthly, due December, 2016	$250,000	$250,000
5.52% mortgage note, secured by one commercial property with a net book value of $14.7 million, principal and interest payable monthly, repaid January, 2013	9,036	9,311
5.68% mortgage note, secured by one commercial property with a net book value of $16.4 million, principal and interest payable monthly, repaid January, 2013	9,066	9,337
5.73% mortgage note, repaid November, 2012	—	13,436

Total	$268,102	$282,084

At December 31, 2012, mortgage notes payable had a weighted average interest rate of 5.46% and a weighted average maturity of 3.7 years with principal payments as follows (in thousands):

2013	$18,102
2014	—
2015	—
2016	250,000

Total	$268,102

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

At December 31, 2012, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. On a fully converted basis, assuming all 7,305,355 noncontrolling interests — common units were converted into shares of common stock of PSB at December 31, 2012, the noncontrolling interests — common units would convert into 23.1% of the shares of common stock then outstanding. Combined with PS’s existing common stock ownership, on a fully converted basis, PS has a combined ownership of 41.5% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the noncontrolling interest based upon the ownership interest, and an adjustment is made to the noncontrolling interest, with a corresponding adjustment to paid-in capital, to reflect the noncontrolling interests’ equity interest in the Company.

Preferred partnership units

Through the Operating Partnership, the Company had the following preferred units outstanding as of December 31, 2012 and 2011:

				December 31, 2012		December 31, 2011
Series	Issuance Date	Earliest Potential Redemption Date	Dividend Rate	Units Outstanding	Amount (in thousands)	Units Outstanding	Amount (in thousands)
Series N	December, 2005	December, 2010	7.125%	—	$—	223,300	$5,583

Total				—	$—	223,300	$5,583

On June 8, 2012, the Company redeemed 223,300 units of its 7.125% Series N Cumulative Redeemable Preferred Units for $5.6 million. The Company reported the excess of the redemption amount over the carrying amount of $149,000, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the year ended December 31, 2012.

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

The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under this contract were $649,000, $684,000 and $672,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

PS also provides property management services for the self-storage component of two assets owned by the Company. These self-storage facilities, located in Palm Beach County, Florida, operate under the “Public Storage” name.

Under the property management contract, PS is compensated based on a percentage of the gross revenues of the facilities managed. Under the supervision of the Company, PS coordinates rental policies, rent collections, marketing activities, the purchase of equipment and supplies, maintenance activities, and the selection and engagement of vendors, suppliers and independent contractors. In addition, PS is responsible in establishing the policies for the hire, discharge and supervision of employees for the operation of these facilities, including on-site managers, assistant managers and associate managers.

Either the Company or PS can cancel the property management contract upon 60 days’ notice. Management fee expenses under the contract were $55,000, $52,000 and $48,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services, which are allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $441,000, $442,000 and $543,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company had amounts due from PS of $243,000 and $205,000 at December 31, 2012 and 2011, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

On February 9, 2011, the Company entered into an agreement with PS to borrow $121.0 million with a maturity date of August 9, 2011 at an interest rate of LIBOR plus 0.85%. The Company repaid, in full, the note payable to PS upon maturity. Interest expense under this note payable was $664,000 for the year ended December 31, 2011.

9. Shareholders’ equity

Preferred stock

As of December 31, 2012 and 2011, the Company had the following series of preferred stock outstanding:

				December 31, 2012		December 31, 2011
Series	Issuance Date	Earliest Potential Redemption Date	Dividend Rate	Shares Outstanding	Amount (in thousands)	Shares Outstanding	Amount (in thousands)
Series R	October, 2010	October, 2015	6.875%	3,000	$75,000	3,000	$75,000
Series S	January, 2012	January, 2017	6.450%	9,200	230,000	—	—
Series T	May, 2012	May, 2017	6.000%	14,000	350,000	—	—
Series U	September, 2012	September, 2017	5.750%	9,200	230,000	—	—
Series H	January & October, 2004	January, 2009	7.000%	—	—	6,341	158,520
Series I	April, 2004	April, 2009	6.875%	—	—	2,745	68,626
Series M	May, 2005	May, 2010	7.200%	—	—	3,182	79,550
Series O	June & August, 2006	June, 2011	7.375%	—	—	3,384	84,600
Series P	January, 2007	January, 2012	6.700%	—	—	5,290	132,250

Total				35,400	$885,000	23,942	$598,546

On October 9, 2012, the Company completed the redemption of its 6.70% Cumulative Preferred Stock, Series P, at its par value of $132.3 million. The Company reported the excess of the redemption amount over the carrying amount of $3.8 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the year ended December 31, 2012.

On September 14, 2012, the Company issued $230.0 million or 9.2 million depositary shares, each representing 1/1,000 of a share of the 5.75% Cumulative Preferred Stock, Series U, at $25.00 per depositary share.

On June 15, 2012, the Company completed the redemption of its 7.00% Cumulative Preferred Stock, Series H, at its par value of $158.5 million and its 6.875% Cumulative Preferred Stock, Series I, at its par value of $68.6 million. The Company reported the excess of the redemption amount over the carrying amount of $8.1 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the year months ended December 31, 2012.

On May 14, 2012, the Company issued $350.0 million or 14.0 million depositary shares, each representing 1/1,000 of a share of the 6.00% Cumulative Preferred Stock, Series T, at $25.00 per depositary share.

During February, 2012, the Company completed the redemption of its 7.20% Cumulative Preferred Stock, Series M, at its par value of $79.6 million and its 7.375% Cumulative Preferred Stock, Series O, at its par value of $84.6 million. The Company reported the excess of the redemption amount over the carrying amount of $5.3 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the year ended December 31, 2012.

On January 18, 2012, the Company issued $230.0 million or 9.2 million depositary shares, each representing 1/1,000 of a share of the 6.45% Cumulative Preferred Stock, Series S, at $25.00 per depositary share.

On October 15, 2010, the Company issued $75.0 million or 3.0 million depositary shares, each representing 1/1,000 of a share of the 6.875% Cumulative Preferred Stock, Series R, at $25.00 per depositary share.

On November 8, 2010, the Company completed the redemption of its 7.60% Cumulative Preferred Stock, Series L, at its par value of $48.4 million. The Company reported the excess of the redemption amount over the carrying amount of $1.6 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the year ended December 31, 2010.

On June 7, 2010, the Company completed the redemption of its 7.950% Cumulative Preferred Stock, Series K, at its par value of $54.1 million. The Company reported the excess of the redemption amount over the carrying amount of $1.9 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the year ended December 31, 2010.

The Company paid $52.0 million, $41.8 million and $42.7 million in distributions to its preferred shareholders for the years ended December 31, 2012, 2011 and 2010, respectively.

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At December 31, 2012, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. The Company had $28.1 million and $19.7 million of deferred costs in connection with the issuance of preferred stock as of December 31, 2012 and 2011, respectively, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock

The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the year ended December 31, 2011, the Company repurchased 591,500 shares of common stock at an aggregate cost of $30.3 million. Since inception of the program, the Company has repurchased an aggregate of 4.9 million shares of common stock at an aggregate cost of $183.9 million or an average cost per share of $37.64. Under existing board authorizations, the Company can repurchase an additional 1.6 million shares. No shares of common stock were repurchased under this program during the years ended December 31, 2012 and 2010.

The Company paid $42.7 million ($1.76 per common share), $43.0 million ($1.76 per common share) and $43.3 million ($1.76 per common share) in distributions to its common shareholders for the years ended December 31, 2012, 2011 and 2010, respectively. The portion of the distributions classified as ordinary income was 100.0% for the years ended December 31, 2012, 2011 and 2010. No portion of the distributions was classified as long-term capital gain income for the years ended December 31, 2012, 2011 and 2010. The percentages in the two preceding sentences are unaudited.

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

Options under the 2003 Plan and 2012 Plan vest over a five-year period from the date of grant at the rate of one fifth per year and expire 10 years after the date of grant. Generally, restricted stock units granted are subject to a six-year vesting schedule, none in year one and 20% for each of the next five years. Certain restricted stock unit grants are subject to a three-year vesting schedule with 33.3% vesting for each of the three years.

The weighted average grant date fair value of options granted in the years ended December 31, 2012, 2011 and 2010 were $4.85 per share, $5.38 per share and $6.08 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants for the years ended December 31, 2012, 2011 and 2010, respectively; a dividend yield of 2.6%, 2.9% and 3.3%; expected volatility of 13.4%, 13.9% and 17.5%; expected life of five years; and risk-free interest rates of 0.9%, 1.7% and 2.4%.

The estimated grant-date fair value of restricted stock units is recognized as compensation expense over the applicable vesting period, net of estimates for future forfeitures. Fair value is determined based upon the closing trading price of our common shares on the grant date. The employer portion of payroll taxes is expensed as incurred. The straight-line attribution method is used with respect to option and restricted stock unit grants that are earned solely based upon the passage of time and continued employment. Performance — based restricted stock unit grants are amortized using the accelerated attribution method, with each vesting amortized separately over the individual vesting period.

The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2012, 2011 and 2010 were $65.14, $51.63 and $54.44, respectively. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant.

At December 31, 2012, there were a combined total of 975,000 options and restricted stock units authorized to grant. Information with respect to outstanding options and nonvested restricted stock units granted under the 2003 Plan and 2012 Plan is as follows:

Options:	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	542,752	$39.43
Granted	291,000	$52.79
Exercised	(243,936)	$31.90
Forfeited	(12,000)	$58.19

Outstanding at December 31, 2010	577,816	$48.95

Granted	14,000	$60.66
Exercised	(24,600)	$42.67
Forfeited	—	$—

Outstanding at December 31, 2011	567,216	$49.51

Granted	44,000	$66.69
Exercised	(143,043)	$41.30
Forfeited	(13,600)	$61.05

Outstanding at December 31, 2012	454,573	$53.41	6.07 Years	$5,436

Exercisable at December 31, 2012	229,173	$51.70	4.54 Years	$3,146

Restricted Stock Units:	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	119,091	$53.64
Granted	13,900	$54.44
Vested	(44,857)	$53.84
Forfeited	(2,460)	$55.90

Nonvested at December 31, 2010	85,674	$53.60

Granted	8,700	$51.63
Vested	(29,890)	$55.88
Forfeited	(5,260)	$52.70

Nonvested at December 31, 2011	59,224	$52.24

Granted	17,800	$65.14
Vested	(20,094)	$51.36
Forfeited	(3,840)	$53.95

Nonvested at December 31, 2012	53,090	$55.69

Effective January 1, 2012, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2012-2015 (“LTEIP”), with selected employees of the Company. Under the LTEIP, the Company established a targeted restricted stock unit award for selected employees, which would be earned only if the Company achieved defined targets during 2012 to 2015. The first type of award is an annual award following the end of each of the four years in the program, with the award subject to and based on the achievement of defined targets during the previous year. The second type of award is an award based on achieving defined targets during the cumulative four-year period 2012-2015. In the event the defined target is not achieved for an annual award, the shares allocated for award for such year are added to the shares that may be received if the four-year target is achieved. Both types of restricted stock unit awards vest in three equal annual installments beginning one year from the date of award. Up to approximately 38,449 restricted stock units would be granted for each of the four years assuming achievement was met and up to approximately 312,220 restricted stock units would be granted for the cumulative four-year period assuming achievement was met. The target for 2012 was not achieved and therefore the shares allocated for 2012 were added to the shares that may be received if the four-year target is achieved. Net compensation expense of $3.9 million related to the LTEIP was recognized during the year ended December 31, 2012.

Included in the Company’s consolidated statements of income for the years ended December 31, 2012, 2011 and 2010 was $419,000, $486,000 and $509,000, respectively, in net compensation expense related to stock options. Net compensation expense of $4.7 million (includes $3.9 million from the LTEIP noted above,) $920,000 and $1.5 million related to restricted stock units was recognized during the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, there was $979,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 2.6 years. As of December 31, 2012, there was $23.8 million (includes $21.6 million from the LTEIP noted above) of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 5.8 years.

Cash received from 143,043 stock options exercised during the year ended December 31, 2012 was $5.9 million. Cash received from 24,600 stock options exercised for the year ended December 31, 2011 was $1.1 million. Cash received from 243,936 stock options exercised during the year ended December 31, 2010 was $7.8 million. The aggregate intrinsic value of the stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $3.4 million, $457,000 and $5.3 million, respectively.

During the year ended December 31, 2012, 20,094 restricted stock units vested; in settlement of these units, 13,248 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2012 was $1.3 million. During the year ended December 31, 2011, 29,890 restricted stock units vested; in settlement of these units, 18,907 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2011 was $1.7 million. During the year ended December 31, 2010, 44,857 restricted stock units vested; in settlement of these units, 27,732 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2010 was $2.4 million.

In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. In December of 2011, the Director Plan was amended to increase the maximum shares from 5,000 shares to 7,000 shares, 1,000 shares of common stock for each year served as a director. Beginning in 2012, all grants of common stock to directors were under the 2012 Plan. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income was $287,000, $559,000 and $153,000 in compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, 2011 and 2010, there was $1.2 million, $514,000 and $339,000, respectively, of unamortized compensation expense related to these shares. In April, 2012, the Company issued 14,000 shares to two directors upon retirement with an aggregate fair value of $956,000. In January, 2011, the Company issued 5,000 shares to a director upon retirement with an aggregate fair value of $290,000. No shares were issued during the years ended December 31, 2010.

11. Supplementary quarterly financial data (unaudited)

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(In thousands, except per share data)
Revenues	$84,677	$85,627	$87,020	$89,224

Cost of operations	$28,115	$27,717	$29,294	$28,982

Net income allocable to common shareholders	$3,467	$1,410	$5,172	$9,760

Net income per share:
Basic	$0.14	$0.06	$0.21	$0.40

Diluted	$0.14	$0.06	$0.21	$0.40

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(In thousands, except per share data)
Revenues	$73,461	$72,970	$76,463	$74,563

Cost of operations	$25,655	$24,156	$24,778	$25,328

Net income allocable to common shareholders	$16,562	$11,374	$15,444	$8,801

Net income per share:
Basic	$0.67	$0.46	$0.63	$0.36

Diluted	$0.67	$0.46	$0.63	$0.36

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

Other than routine litigation and administrative proceedings arising in the ordinary course of business, the Company currently is neither subject to any other material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company.

13. 401(K) Plan

The Company has a 401(K) savings plan (the “Plan”) in which all eligible employees may participate. The Plan provides for the Company to make matching contributions to all eligible employees up to 4% of their annual salary dependent on the employee’s level of participation. For the years ended December 31, 2012, 2011 and 2010, $345,000, $328,000 and $297,000, respectively, was charged as expense related to this plan.

PS BUSINESS PARKS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(DOLLARS IN THOUSANDS)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2012
Description	Location	Encumbrances	Land	Buildings and Improvements	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year(s) Acquired	Depreciable Lives (Years)
Mesa	Mesa, AZ	$—	$675	$1,692	$2,758	$675	$4,450	$5,125	$3,390	1997	5-30
Corporate/Metro Park Phoenix	Phoenix, AZ	—	5,130	17,514	2,823	5,130	20,337	25,467	10,467	1999/2003	5-30
Tempe/McKellips	Tempe, AZ	—	195	522	587	195	1,109	1,304	758	1997	5-30
University	Tempe, AZ	—	2,805	7,107	6,124	2,805	13,231	16,036	8,827	1997	5-30
Concord Business Park	Concord, CA	—	12,454	20,491	534	12,454	21,025	33,479	1,343	2011	5-30
Bayview Business Park	Fremont, CA	7,300	4,990	4,831	42	4,990	4,873	9,863	362	2011	5-30
Christy Business Park	Fremont, CA	14,200	11,450	16,254	186	11,450	16,440	27,890	1,138	2011	5-30
Industrial Drive Distribution Center	Fremont, CA	5,300	7,482	6,812	101	7,482	6,913	14,395	522	2011	5-30
Bay Center Business Park	Hayward, CA	27,500	19,052	50,501	333	19,052	50,834	69,886	3,719	2011	5-30
Cabot Distribution Center	Hayward, CA	9,300	5,859	10,811	270	5,859	11,081	16,940	517	2011	5-30
Diablo Business Park	Hayward, CA	—	9,102	15,721	427	9,102	16,148	25,250	1,243	2011	5-30
Eden Landing	Hayward, CA	4,800	3,275	6,174	8	3,275	6,182	9,457	520	2011	5-30
Hayward Business Park	Hayward, CA	46,400	28,256	54,418	795	28,256	55,213	83,469	2,994	2011	5-30
Huntwood Business Park	Hayward, CA	11,600	7,391	11,819	303	7,391	12,122	19,513	727	2011	5-30
Parkway Commerce	Hayward, CA	—	4,398	10,433	4,127	4,398	14,560	18,958	8,091	1997	5-30
Dixon Landing Business Park	Milpitas, CA	30,000	26,301	21,121	552	26,301	21,673	47,974	1,874	2011	5-30
Monterey/Calle	Monterey, CA	—	288	706	303	288	1,009	1,297	597	1997	5-30
Port of Oakland	Oakland, CA	10,800	5,638	11,066	383	5,638	11,449	17,087	802	2011	5-30
Northpointe Business Center	Sacramento, CA	—	3,031	13,826	5,618	3,031	19,444	22,475	11,934	1999	5-30
Sacramento/Northgate	Sacramento, CA	—	1,710	4,567	2,959	1,710	7,526	9,236	4,944	1997	5-30
Charcot Business Park	San Jose, CA	10,300	8,086	11,546	576	8,086	12,122	20,208	984	2011	5-30
Las Plumas	San Jose, CA	—	4,379	12,889	5,660	4,379	18,549	22,928	12,099	1998	5-30
Little Orchard Distribution Center	San Jose, CA	5,900	7,725	3,846	35	7,725	3,881	11,606	277	2011	5-30
Montague Industrial Park	San Jose, CA	14,200	14,476	12,807	149	14,476	12,956	27,432	1,109	2011	5-30
Oakland Road	San Jose, CA	—	3,458	8,765	2,704	3,458	11,469	14,927	6,603	1997	5-30
Rogers Ave	San Jose, CA	—	3,540	4,896	409	3,540	5,305	8,845	1,982	2006	5-30
Doolittle Business Park	San Leandro, CA	4,500	3,929	6,231	180	3,929	6,411	10,340	419	2011	5-30
San Ramon/Norris Canyon	San Ramon, CA	—	1,486	3,642	1,189	1,486	4,831	6,317	2,750	1997	5-30
Commerce Park	Santa Clara, CA	—	17,218	21,914	3,570	17,218	25,484	42,702	13,739	2007	5-30
Santa Clara Tech Park	Santa Clara, CA	—	7,673	15,645	3,551	7,673	19,196	26,869	9,603	2000	5-30
Walsh at Lafayette	Santa Clara, CA	19,300	13,437	17,890	80	13,437	17,970	31,407	2,048	2011	5-30
Airport Blvd.	So. San Francisco, CA	—	899	2,387	638	899	3,025	3,924	1,672	1997	5-30
So. San Francisco/Produce	So. San Francisco, CA	—	776	1,886	411	776	2,297	3,073	1,267	1997	5-30
Kifer Industrial Park	Sunnyvale, CA	28,600	13,227	37,874	15	13,227	37,889	51,116	2,152	2011	5-30
Buena Park Industrial Center	Buena Park, CA	—	3,245	7,703	2,147	3,245	9,850	13,095	5,457	1997	5-30
Carson	Carson, CA	—	990	2,496	1,330	990	3,826	4,816	2,305	1997	5-30
Cerritos Business Center	Cerritos, CA	—	4,218	10,273	3,524	4,218	13,797	18,015	7,844	1997	5-30
Cerritos/Edwards	Cerritos, CA	—	450	1,217	1,193	450	2,410	2,860	1,366	1997	5-30
Culver City	Culver City, CA	—	3,252	8,157	5,776	3,252	13,933	17,185	8,332	1997	5-30
Corporate Pointe	Irvine, CA	—	6,876	18,519	6,174	6,876	24,693	31,569	14,435	2000	5-30
Laguna Hills Commerce Center	Laguna Hills, CA	—	16,261	39,559	4,341	16,261	43,900	60,161	23,359	1997	5-30
Plaza Del Lago	Laguna Hills, CA	—	2,037	5,051	3,548	2,037	8,599	10,636	5,470	1997	5-30

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2012
Description	Location	Encumbrances	Land	Buildings and Improvements	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year(s) Acquired	Depreciable Lives (Years)
Canada	Lake Forest, CA	—	5,508	13,785	4,646	5,508	18,431	23,939	10,410	1997	5-30
Monterey Park	Monterey Park, CA	—	3,078	7,862	1,420	3,078	9,282	12,360	5,218	1997	5-30
Orange County Business Center	Orange County, CA	—	9,405	35,746	17,147	9,405	52,893	62,298	36,846	2003	5-30
Orangewood	Orange County, CA	—	2,637	12,291	3,003	2,637	15,294	17,931	7,560	2003	5-30
Kearney Mesa	San Diego, CA	—	2,894	7,089	2,605	2,894	9,694	12,588	5,542	1997	5-30
Lusk	San Diego, CA	—	5,711	14,049	5,240	5,711	19,289	25,000	11,180	1997	5-30
Rose Canyon Business Park	San Diego, CA	—	15,129	20,054	1,856	15,129	21,910	37,039	9,566	2005	5-30
Signal Hill	Signal Hill, CA	—	6,693	12,699	2,241	6,693	14,940	21,633	6,979	1997/2006	5-30
Studio City/Ventura	Studio City, CA	—	621	1,530	375	621	1,905	2,526	1,113	1997	5-30
Torrance	Torrance, CA	—	2,318	6,069	2,665	2,318	8,734	11,052	5,023	1997	5-30
Boca Commerce	Boca Raton, FL	9,036	7,795	9,258	917	7,795	10,175	17,970	3,295	2006	5-30
MICC	Miami, FL	—	89,529	105,370	35,318	89,529	140,688	230,217	69,205	2003/2011	5-30
Wellington	Wellington, FL	9,066	10,845	18,560	1,307	10,845	19,867	30,712	5,952	2006	5-30
Ammendale	Beltsville, MD	—	4,278	18,380	9,511	4,278	27,891	32,169	17,612	1998	5-30
Gaithersburg/Christopher	Gaithersburg, MD	—	475	1,203	535	475	1,738	2,213	1,063	1997	5-30
Metro Park	Rockville, MD	—	33,995	94,463	33,125	33,995	127,588	161,583	69,333	2001	5-30
Parklawn Business Park	Rockville, MD	—	3,387	19,628	2,500	3,387	22,128	25,515	3,755	2010	5-30
Shady Grove	Rockville, MD	—	5,372	50,727	6,614	5,372	57,341	62,713	8,745	2010	5-30
Westech Business Park	Silver Spring, MD	—	25,261	74,572	10,012	25,261	84,584	109,845	40,437	2006	5-30
Cornell Oaks	Beaverton, OR	—	20,616	63,235	17,667	20,616	80,902	101,518	41,662	2001	5-30
Creekside	Beaverton, OR	—	15,007	47,125	22,022	15,007	69,147	84,154	42,633	1998/2000	5-30
Milwaukie	Milwaukie, OR	—	1,125	2,857	1,613	1,125	4,470	5,595	2,627	1997	5-30
Empire Commerce	Dallas, TX	—	304	1,545	814	304	2,359	2,663	1,545	1998	5-30
Northgate	Dallas, TX	—	1,274	5,505	3,731	1,274	9,236	10,510	5,428	1998	5-30
Westwood Business Park	Farmers Branch, TX	—	941	6,884	1,503	941	8,387	9,328	4,026	2003	5-30
Eastgate	Garland, TX	—	480	1,203	568	480	1,771	2,251	1,045	1997	5-30
NFTZ (1)	Irving, TX	—	1,517	6,499	1,836	1,517	8,335	9,852	5,353	1998	5-30
Royal Tech	Irving, TX	—	13,989	54,113	19,760	13,989	73,873	87,862	40,504	1998-2000/2011	5-30
La Prada	Mesquite, TX	—	495	1,235	629	495	1,864	2,359	1,102	1997	5-30
The Summit	Plano, TX	—	1,536	6,654	3,674	1,536	10,328	11,864	6,657	1998	5-30
Richardson/Business Parkway	Richardson, TX	—	799	3,568	2,363	799	5,931	6,730	3,881	1998	5-30
Ben White	Austin, TX	—	1,550	7,015	1,802	1,550	8,817	10,367	4,611	1998	5-30
Lamar Business Park	Austin, TX	—	2,528	6,596	3,978	2,528	10,574	13,102	7,944	1997	5-30
McKalla	Austin, TX	—	1,945	13,212	1,805	1,945	15,017	16,962	5,043	1998/2012	5-30
Rutland	Austin, TX	—	2,022	9,397	3,618	2,022	13,015	15,037	6,515	1998/1999	5-30
Waterford	Austin, TX	—	2,108	9,649	3,206	2,108	12,855	14,963	7,637	1999	5-30
Braker Business Park	Austin, TX	—	1,874	13,990	919	1,874	14,909	16,783	3,213	2010	5-30
McNeil	Austin, TX	—	2,314	17,044	1,512	2,314	18,556	20,870	4,224	1999/2010/2012	5-30
Mopac Business Park	Austin, TX	—	719	3,579	330	719	3,909	4,628	791	2010	5-30
Southpark Business Park	Austin, TX	—	1,266	9,882	748	1,266	10,630	11,896	2,197	2010	5-30
Bren Mar	Alexandria, VA	—	2,197	5,380	3,670	2,197	9,050	11,247	5,358	1997	5-30
Eisenhower	Alexandria, VA	—	1,440	3,635	2,372	1,440	6,007	7,447	3,920	1997	5-30
Beaumont	Chantilly, VA	—	4,736	11,051	1,480	4,736	12,531	17,267	5,431	2006	5-30
Dulles South/Sullyfield	Chantilly, VA	—	1,373	6,810	2,645	1,373	9,455	10,828	5,342	1999	5-30
Lafayette	Chantilly, VA	—	1,680	13,398	4,218	1,680	17,616	19,296	10,731	1999/2000	5-30
Park East	Chantilly, VA	—	3,851	18,029	9,252	3,851	27,281	31,132	13,682	1999	5-30
Fair Oaks Business Park	Fairfax, VA	—	13,598	36,232	5,181	13,598	41,413	55,011	19,935	2004/2007	5-30
Prosperity Business Campus	Fairfax, VA	—	23,147	67,575	24,636	23,147	92,211	115,358	48,017	2001	5-30
Monroe	Herndon, VA	—	6,737	18,911	9,207	6,737	28,118	34,855	17,080	1997/1999	5-30
Gunston	Lorton, VA	—	4,146	17,872	4,489	4,146	22,361	26,507	12,634	1998	5-30

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2012
Description	Location	Encumbrances	Land	Buildings and Improvements	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year(s) Acquired	Depreciable Lives (Years)
Westpark Business Campus	McLean, VA	—	53,882	111,253	15,612	53,882	126,865	180,747	15,787	2010/2011	5-30
Alban Road	Springfield, VA	—	1,935	4,736	4,618	1,935	9,354	11,289	6,044	1997	5-30
I-95	Springfield, VA	—	3,535	15,672	10,093	3,535	25,765	29,300	17,657	2000	5-30
Northpointe	Sterling, VA	—	2,767	8,778	4,026	2,767	12,804	15,571	8,512	1997/1998	5-30
Shaw Road	Sterling, VA	—	2,969	10,008	3,768	2,969	13,776	16,745	9,254	1998	5-30
Tysons Corporate Center	Vienna, VA	—	9,885	25,302	7,738	9,885	33,040	42,925	4,889	2010	5-30
Woodbridge	Woodbridge, VA	—	1,350	3,398	1,623	1,350	5,021	6,371	3,087	1997	5-30
212th Business Park	Kent, WA	—	19,573	17,695	1,489	19,573	19,184	38,757	461	2012	5-30
Overlake	Redmond, WA	—	27,761	49,353	5,568	27,761	54,921	82,682	26,465	2007	5-30
Renton	Renton, WA	—	330	889	517	330	1,406	1,736	840	1997	5-30

		$268,102	$793,352	$1,801,678	$433,770	$793,352	$2,235,448	$3,028,800	$942,639

(1)	The Company owns two properties that are subject to ground leases in Las Colinas, Texas, expiring in 2019 and 2020, each with one 10 year extension option.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 2013

PS BUSINESS PARKS, INC.

By:	/s/ Joseph D. Russell, Jr.
Joseph D. Russell, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Havner, Jr. Ronald L. Havner, Jr.	Chairman of the Board	February 22, 2013

/s/ Joseph D. Russell, Jr. Joseph D. Russell, Jr.	President, Director and Chief Executive Officer (principal executive officer)	February 22, 2013

/s/ Edward A. Stokx Edward A. Stokx	Chief Financial Officer (principal financial officer and principal accounting officer)	February 22, 2013

/s/ Jennifer Holden Dunbar Jennifer Holden Dunbar	Director	February 22, 2013

/s/ James H. Kropp James H. Kropp	Director	February 22, 2013

/s/ Sara Grootwassink Lewis Sara Grootwassink Lewis	Director	February 22, 2013

/s/ Michael V. McGee Michael V. McGee	Director	February 22, 2013

/s/ Gary E. Pruitt Gary E. Pruitt	Director	February 22, 2013

/s/ Peter Schultz Peter Schultz	Director	February 22, 2013

PS BUSINESS PARKS, INC.

EXHIBIT INDEX

(Items 15(a)(3) and 15(b))

3.1	Restated Articles of Incorporation. Filed with Registrant’s Registration Statement on Form S-3 (SEC File No. 333-78627) and incorporated herein by reference.
3.2	Restated Bylaws, as amended. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
3.3	Certificate of Determination of Preferences of 8.75% Series C Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
3.4	Certificate of Determination of Preferences of 8.875% Series X Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
3.5	Amendment to Certificate of Determination of Preferences of 8.875% Series X Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
3.6	Certificate of Determination of Preferences of 8.875% Series Y Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 001-10709) and incorporated herein by reference.
3.7	Certificate of Determination of Preferences of 9.50% Series D Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated May 7, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
3.8	Amendment to Certificate of Determination of Preferences of 9.50% Series D Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
3.9	Certificate of Determination of Preferences of 9 1/4% Series E Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
3.10	Certificate of Determination of Preferences of 8.75% Series F Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated January 18, 2002 (SEC File No. 001-10709) and incorporated herein by reference.
3.11	Certificate of Determination of Preferences of 7.95% Series G Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-10709) and incorporated herein by reference.
3.12	Certificate of Determination of Preferences of 7.00% Series H Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. filed with Registrant’s Current Report on Form 8-K dated January 16, 2004 (SEC File No. 001-10709) and incorporated herein by reference.
3.13	Certificate of Determination of Preferences of 6.875% Series I Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated March 31, 2004 and incorporated herein by reference.
3.14	Certificate of Determination of Preferences of 7.50% Series J Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (SEC File No. 001-10709) and incorporated herein by reference.
3.15	Certificate of Determination of Preferences of 7.950% Series K Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated June 24, 2004 (SEC File No. 001-10709) and incorporated herein by reference.
3.16	Certificate of Determination of Preferences of 7.60% Series L Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated August 23, 2004 (SEC File No. 001-10709) and incorporated herein by reference.

3.17	Certificate of Correction of Certificate of Determination of Preferences for the 7.00% Cumulative Preferred Stock, Series H of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated October 18, 2004 (SEC File No. 001-10709) and incorporated herein by reference.
3.18	Amendment to Certificate of Determination of Preferences for the 7.00% Cumulative Preferred Stock, Series H of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated October 18, 2004 (SEC File No. 001-10709) and incorporated herein by reference.
3.19	Certificate of Determination of Preferences of 7 1/8% Series N Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated December 16, 2005 (SEC File No. 001-10709) and incorporated herein by reference.
3.20	Certificate of Determination of Preferences of 6.70% Series P Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated January 9, 2007 (SEC File No. 001-10709) and incorporated herein by reference.
3.21	Certificate of Determination of Preferences of 6.55% Series Q Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated March 16, 2007 (SEC File No. 001-10709) and incorporated herein by reference.
3.22	Certificate of Determination of Preferences of 6.875% Cumulative Preferred Stock, Series R of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated October 7, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
3.23	Certificate of Determination of Preferences of 6.45% Cumulative Preferred Stock, Series S of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated January 11, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
3.24	Certificate of Determination of Preferences of 6.00% Series T Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated May 7, 2012 (SEC File No. 001-10709) and incorporated herein by reference
3.25	Certificate of Determination of Preferences of 5.75% Series U Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Field with Registrant’s Current Report on Form 8-K dated September 7, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
4.1	Deposit Agreement Relating to 7.00% Cumulative Preferred Stock, Series H of PS Business Parks, Inc., dated as of January 15, 2004. Filed with Registrant’s Current Report on Form 8-K dated January 15, 2004 (SEC File No. 001-10709) and incorporated herein by reference.
4.2	Deposit Agreement Relating to 6.875% Cumulative Preferred Stock, Series I of PS Business Parks, Inc., dated as of March 31, 2004. Filed with Registrant’s Current Report on Form 8-K dated March 31, 2004 (SEC File No. 001-10709) and incorporated herein by reference.
4.3	Deposit Agreement Relating to 6.70% Cumulative Preferred Stock, Series P of PS Business Parks, Inc., dated as of January 9, 2007. Filed with Registrant’s Current Report on Form 8-K dated January 9, 2007 (SEC File No. 001-10709) and incorporated herein by reference.
4.4	Deposit Agreement Relating to 6.875% Cumulative Preferred Stock, Series R of PS Business Parks, Inc., dated as of October 7, 2010. Filed with Registrant’s Current Report on Form 8-K dated October 7, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
4.5	Deposit Agreement Relating to 6.45% Cumulative Preferred Stock, Series S of PS Business Parks, Inc., dated as of January 10, 2012. Filed with Registrant’s Current Report on Form 8-K dated January 11, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
4.6	Deposit Agreement Relating to 6.00% Cumulative Preferred Stock, Series T of PS Business Parks, Inc. dated as of May 3, 2012. Filed with Registrant’s Current Report on Form 8-K dated May 7, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
4.7	Deposit Agreement Relating to 5.75% Cumulative Preferred Stock, Series U of PS Business Parks, Inc. dated as of September 5, 2012. Filed with Registrant’s Current Report on Form 8-K dated September 7, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
10.1	Amended Management Agreement between Storage Equities, Inc. and Public Storage Commercial Properties Group, Inc. dated as of February 21, 1995. Filed with PS’s Annual Report on Form 10-K for the year ended December 31, 1994 (SEC File No. 001-08389) and incorporated herein by reference.

10.2	Agreement of Limited Partnership of PS Business Parks, L.P. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.3*	Offer Letter/ Employment Agreement between Registrant and Joseph D. Russell, Jr., dated as of September 6, 2002. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (SEC File No. 001-10709) and incorporated herein by reference.
10.4*	Form of Indemnity Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.5*	Form of Indemnification Agreement for Executive Officers. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-10709) and incorporated herein by reference.
10.6	Cost Sharing and Administrative Services Agreement dated as of November 16, 1995 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.7	Amendment to Cost Sharing and Administrative Services Agreement dated as of January 2, 1997 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.8	Accounts Payable and Payroll Disbursement Services Agreement dated as of January 2, 1997 by and between PSCC, Inc. and AOPP LP. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.9	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 8.875% Series B Cumulative Redeemable Preferred Units, dated as of April 23, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.10	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 9.25% Series A Cumulative Redeemable Preferred Units, dated as of April 30, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.11	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 8.75% Series C Cumulative Redeemable Preferred Units, dated as of September 3, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.12	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 8.875% Series X Cumulative Redeemable Preferred Units, dated as of September 7, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.13	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to Additional 8.875% Series X Cumulative Redeemable Preferred Units, dated as of September 23, 1999. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 001-10709) and incorporated herein by reference.
10.14	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 8.875% Series Y Cumulative Redeemable Preferred Units, dated as of July 12, 2000. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 001-10709) and incorporated herein by reference.
10.15	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 9.50% Series D Cumulative Redeemable Preferred Units, dated as of May 10, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
10.16	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 9.50% Series D Cumulative Redeemable Preferred Units, dated as of June 18, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 001-10709) and incorporated herein by reference.

10.17	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 9 1/4% Series E Cumulative Redeemable Preferred Units, dated as of September 21, 2001. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
10.18	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 8.75% Series F Cumulative Redeemable Preferred Units, dated as of January 18, 2002. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File No. 001-10709) and incorporated herein by reference.
10.19	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 7.95% Series G Cumulative Redeemable Preferred Units, dated as of October 30, 2002. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-10709) and incorporated herein by reference.
10.20	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 7.00% Series H Cumulative Redeemable Preferred Units, dated as of January 16, 2004. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-10709) and incorporated herein by reference.
10.21	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 6.875% Series I Cumulative Redeemable Preferred Units, dated as of April 21, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 001-10709) and incorporated herein by reference.
10.22	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 7.50% Series J Cumulative Redeemable Preferred Units, dated as of May 27, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (SEC File No. 001-10709) and incorporated herein by reference.
10.23	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 7.50% Series J Cumulative Redeemable Preferred Units, dated as of June 17, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (SEC File No. 001-10709) and incorporated herein by reference.
10.24	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 7.95% Series K Cumulative Redeemable Preferred Units, dated as of June 30, 2004. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-10709) and incorporated herein by reference.
10.25	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 7.60% Series L Cumulative Redeemable Preferred Units, dated as of August 31, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 001-10709) and incorporated herein by reference.
10.26	Amendment No. 1 to Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 7.00% Series H Cumulative Redeemable Preferred Units, dated as of October 25, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 001-10709) and incorporated herein by reference.
10.27	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 7 1/8% Series N Cumulative Redeemable Preferred Units, dated as of December 12, 2005. Filed with Registrant’s Current Report on Form 8-K dated December 16, 2005 (SEC File No. 001-10709) and incorporated herein by reference.
10.28	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 6.70% Series P Cumulative Redeemable Preferred Units, dated as of January 9, 2007. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 001-10709) and incorporated herein by reference.
10.29	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 6.55% Series Q Cumulative Redeemable Preferred Units, dated as of March 12, 2007. Filed with Registrant’s Current Report on Form 8-K dated March 16, 2007 (SEC File No. 001-10709) and incorporated herein by reference.

10.30	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 6.875% Series R Cumulative Redeemable Preferred Units, dated as of October 15, 2010. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
10.31	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 6.45% Series S Cumulative Redeemable Preferred Units, dated as of January 10, 2012. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (SEC File No. 001-10709) and incorporated herein by reference.
10.32	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 6.00% Series T Cumulative Preferred Units, Series T, dated as of May 14, 2012. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
10.33	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 5.75% Series U Cumulative Preferred Units, dated as of September 14, 2012. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
10.34	Registration Rights Agreement by and between PS Business Parks, Inc. and GSEP 2005 Realty Corp., dated as of December 12, 2005, relating to 7.125% Series N Cumulative Redeemable Preferred Units. Filed with Registrant’s Current Report on Form 8-K dated December 16, 2005 (SEC File No. 001-10709) and incorporated herein by reference.
10.35	Amended and Restated Revolving Credit Agreement dated as of October 29, 2002 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (SEC File No. 001-10709) and incorporated herein by reference.
10.36	Modification Agreement, dated as of December 29, 2003. Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference. This exhibit modifies the Amended and Restated Revolving Credit Agreement dated as of October 29, 2002 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (SEC File No. 001-10709) and incorporated herein by reference.
10.37	Modification Agreement, dated as of January 23, 2004. Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference. This exhibit modifies the Modification Agreement dated as of December 29, 2003 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-10709) and incorporated herein by reference.
10.38	Third Modification Agreement, dated as of August 5, 2005. Filed with the Registrant’s Current Report on Form 8-K dated August 5, 2005 (SEC File No. 001-10709) and incorporated herein by reference. This exhibit modifies the Modification Agreement dated as of January 23, 2004 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-10709) and incorporated herein by reference.
10.39	Fourth Modification Agreement dated as of July 30, 2008 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with Registrant’s Current Report on Form 8-K dated August 5, 2008 (SEC File No. 001-10709) and incorporated herein by reference.
10.40	Fifth Modification Agreement dated as of July 28, 2010 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with Registrant’s Current Report on Form 8-K dated August 2, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
10.41	Promissory Note dated February 9, 2011. Filed with the Registrant’s Current Report on Form 8-K dated February 14, 2011 (SEC File No. 001-10709) and incorporated herein by reference.
10.42	Sixth Modification Agreement dated as of August 3, 2011 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (SEC File No. 001-10709) and incorporated herein by reference.

10.43	Loan Agreement, dated November 17, 2006, between Northern California Industrial Portfolio, Inc., a Maryland corporation, and LaSalle Bank National Association, a national banking association. Filed with the Registrant’s Current Report on Form 8-K dated December 20, 2011 (SEC File No. 001-10709) and incorporated herein by reference.
10.44	Credit Agreement dated as of December 20, 2011, by and among PS Business Parks, L.P., a California limited partnership, as borrower, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders. Filed with the Registrant’s Current Report on Form 8-K dated December 20, 2011 (SEC File No. 001-10709) and incorporated herein by reference.
10.45	Seventh Modification Agreement dated as of December 20, 2011 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with the Registrant’s Current Report on Form 8-K dated December 20, 2011 (SEC File No. 001-10709) and incorporated herein by reference.
10.46	First Modification Agreement dated December 29, 2011 to Credit Agreement dated December 20, 2011 by and among PS Business Parks, L.P., a California limited partnership, as borrower, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders. Filed with the Registrant’s Current Report on Form 8-K dated January 5, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
10.47*	Registrant’s 1997 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (SEC File No. 333-48313) and incorporated herein by reference.
10.48*	Registrant’s 2003 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (SEC File No. 333-104604) and incorporated herein by reference.
10.49*	Amended and Restated Retirement Plan for Non-Employee Directors. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (SEC File No. 001-10709) and incorporated herein by reference.
10.50*	Form of PS Business Parks, Inc. Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 001-10709) and incorporated herein by reference.
10.51*	Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 001-10709) and incorporated herein by reference.
10.52*	Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 001-10709) and incorporated herein by reference.
10.53*	Amendment to Form of Director Stock Option Agreement. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
10.54*	Revised Form of Director Stock Option Agreement. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
10.55*	Registrant’s 2012 Equity and Performance-Based Incentive Compensation Plan (2012 Plan). Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
10.56*	Form of Registrant’s 2012 Plan Non-Qualified Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
10.57*	Form of Registrant’s 2012 Plan Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.
21	List of Subsidiaries. Filed herewith.
23	Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101 .INS	XBRL Instance Document. Filed herewith.
101 .SCH	XBRL Taxonomy Extension Schema. Filed herewith.
101 .CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.
101 .DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.
101 .LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.
101 .PRE	XBRL Taxonomy Extension Presentation Link. Filed herewith.

*	Management contract or compensatory plan or arrangement