Form 10-Q
period 2013-06-30
PS BUSINESS PARKS INC/CA
filed 2013-08-02
CIK 866368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

As of July 29, 2013, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 24,380,571.

PS BUSINESS PARKS, INC.

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$18,762	$12,883
Real estate facilities, at cost:
Land	787,425	793,352
Buildings and improvements	2,243,149	2,235,448

	3,030,574	3,028,800
Accumulated depreciation	(988,256)	(942,639)

	2,042,318	2,086,161
Land and building held for development	22,301	6,829

	2,064,619	2,092,990
Rent receivable	4,806	4,754
Deferred rent receivable	26,194	25,329
Other assets	11,899	15,861

Total assets	$2,126,280	$2,151,817

LIABILITIES AND EQUITY
Accrued and other liabilities	$65,095	$69,454
Term loan	90,000	200,000
Mortgage notes payable	250,000	268,102

Total liabilities	405,095	537,556
Commitments and contingencies
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 39,800 and 35,400 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	995,000	885,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 24,380,571 and 24,298,475 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	242	242
Paid-in capital	539,270	537,091
Cumulative net income	1,014,069	967,783
Cumulative distributions	(994,822)	(944,427)

Total PS Business Parks, Inc.’s shareholders’ equity	1,553,759	1,445,689
Noncontrolling interests:
Common units	167,426	168,572

Total noncontrolling interests	167,426	168,572

Total equity	1,721,185	1,614,261

Total liabilities and equity	$2,126,280	$2,151,817

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$87,930	$85,627	$176,050	$170,304
Facility management fees	157	164	315	330

Total operating revenues	88,087	85,791	176,365	170,634

Expenses:
Cost of operations	28,720	27,717	58,104	55,832
Depreciation and amortization	26,629	27,198	53,590	54,442
General and administrative	2,370	2,412	4,769	4,685

Total operating expenses	57,719	57,327	116,463	114,959

Other income and (expense):
Interest and other income	69	80	112	123
Interest and other expense	(3,961)	(5,213)	(8,549)	(10,561)

Total other income and (expense)	(3,892)	(5,133)	(8,437)	(10,438)

Income from continuing operations	26,476	23,331	51,465	45,237

Discontinued operations:
Income (loss) from discontinued operations	—	24	—	(37)

Total discontinued operations	—	24	—	(37)

Net income	$26,476	$23,355	$51,465	$45,200

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$2,613	$425	$5,179	$1,473
Noncontrolling interests — preferred units	—	224	—	323

Total net income allocable to noncontrolling interests	2,613	649	5,179	1,796

Net income allocable to PS Business Parks, Inc.:
Preferred shareholders	15,122	21,264	28,972	38,450
Restricted stock unit holders	30	32	63	76
Common shareholders	8,711	1,410	17,251	4,878

Total net income allocable to PS Business Parks, Inc.	23,863	22,706	46,286	43,404

Net income	$26,476	$23,355	$51,465	$45,200

Net income per common share — basic:
Continuing operations	$0.36	$0.06	$0.71	$0.20
Discontinued operations	$—	$—	$—	$—
Net income	$0.36	$0.06	$0.71	$0.20
Net income per common share — diluted:
Continuing operations	$0.36	$0.06	$0.71	$0.20
Discontinued operations	$—	$—	$—	$—
Net income	$0.36	$0.06	$0.71	$0.20
Weighted average common shares outstanding:
Basic	24,358	24,234	24,333	24,195

Diluted	24,470	24,324	24,441	24,286

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Unaudited, in thousands, except share data)

								Total PS Business Parks, Inc.’s Shareholders’ Equity	Noncontrolling Interests	Total Equity

	Preferred Stock		Common Stock		Paid-in Capital	Cumulative Net Income	Cumulative Distributions
	Shares	Amount	Shares	Amount
Balances at December 31, 2012	35,400	$885,000	24,298,475	$242	$537,091	$967,783	$(944,427)	$1,445,689	$168,572	$1,614,261
Issuance of preferred stock, net of issuance costs	4,400	110,000	—	—	(3,689)	—	—	106,311	—	106,311
Exercise of stock options	—	—	76,300	—	3,659	—	—	3,659	—	3,659
Stock compensation, net	—	—	5,796	—	2,312	—	—	2,312	—	2,312
Net income	—	—	—	—	—	46,286	—	46,286	5,179	51,465
Distributions:
Preferred stock	—	—	—	—	—	—	(28,972)	(28,972)	—	(28,972)
Common stock	—	—	—	—	—	—	(21,423)	(21,423)	—	(21,423)
Noncontrolling interests	—	—	—	—	—	—	—	—	(6,428)	(6,428)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	(103)	—	—	(103)	103	—

Balances at June 30, 2013	39,800	$995,000	24,380,571	$242	$539,270	$1,014,069	$(994,822)	$1,553,759	$167,426	$1,721,185

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For The Six Months
	Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$51,465	$45,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	53,590	54,538
In-place lease adjustment	121	286
Tenant improvement reimbursements net of lease incentives	(625)	(350)
Stock compensation	2,628	2,677
Decrease (increase) in receivables and other assets	1,816	(3,718)
Increase (decrease) in accrued and other liabilities	(3,386)	6,006

Total adjustments	54,144	59,439

Net cash provided by operating activities	105,609	104,639

Cash flows from investing activities:
Capital improvements to real estate facilities	(24,722)	(26,491)
Capital improvements to land and building held for development	(53)	—

Net cash used in investing activities	(24,775)	(26,491)

Cash flows from financing activities:
Borrowings on credit facility	—	124,000
Repayment of borrowings on credit facility	—	(309,000)
Repayment of borrowings on term loan debt	(110,000)	(10,000)
Principal payments on mortgage notes payable	(47)	(422)
Repayment of mortgage note payable	(18,055)	—
Net proceeds from the issuance of preferred stock	106,311	561,711
Proceeds from the exercise of stock options	3,659	3,548
Redemption/repurchase of preferred units	—	(5,583)
Redemption/repurchase of preferred stock	—	(391,296)
Distributions paid to preferred shareholders	(28,972)	(25,131)
Distributions paid to noncontrolling interests — common units	(6,428)	(6,428)
Distributions paid to noncontrolling interests — preferred units	—	(174)
Distributions paid to common shareholders	(21,423)	(21,317)

Net cash used in financing activities	(74,955)	(80,092)

Net increase (decrease) in cash and cash equivalents	5,879	(1,944)
Cash and cash equivalents at the beginning of the period	12,883	4,980

Cash and cash equivalents at the end of the period	$18,762	$3,036

Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests — common units	$103	$(420)
Paid-in capital	$(103)	$420
Transfer to land and building held for development:
Land	$(5,927)	$—
Buildings and improvements	$(10,323)	$—
Accumulated deprecation	$778	$—
Land and building held for development	$15,472	$—
Issuance costs related to the redemption/repurchase of preferred equity:
Cumulative distributions	$—	$(13,319)
Noncontrolling interest — common units	$—	$(149)
Paid-in capital	$—	$13,468

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

1. Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of June 30, 2013, PSB owned 76.9% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units are owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office and industrial space. As of June 30, 2013, the Company owned and operated 28.2 million rentable square feet of commercial space located in eight states. The Company also manages 1.2 million rentable square feet on behalf of PS.

References to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 at June 30, 2013 and December 31, 2012.

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

Intangible assets/liabilities

Intangible assets and liabilities include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values (included in other assets and accrued liabilities in the accompanying consolidated balance sheets) are amortized to rental income over the remaining non-cancelable terms of the respective leases. The Company recorded net amortization of $49,000 and $127,000, which reduces rental income, of intangible assets and liabilities resulting from the above-market and below-market lease values during the three months ended June 30, 2013 and 2012, respectively. Amortization was $121,000 and $286,000 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the value of in-place leases resulted in a net intangible asset of $4.2 million, net of $5.7 million of accumulated amortization with a weighted average amortization period of 6.9 years, and a net intangible liability of $3.8 million, net of $3.9 million of accumulated amortization with a weighted average amortization period of 5.3 years. As of December 31, 2012, the value of in-place leases resulted in a net intangible asset of $5.2 million, net of $4.7 million of accumulated amortization and a net intangible liability of $4.7 million, net of $3.0 million of accumulated amortization.

Evaluation of asset impairment

The Company evaluates its assets used in operations for impairment by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the estimated undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At June 30, 2013, the Company did not consider any assets to be impaired.

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

The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of June 30, 2013, the Company did not recognize any tax benefit for uncertain tax positions.

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

Net income allocation

Net income was allocated as follows (in thousands):

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units:
Continuing operations	$2,613	$419	$5,179	$1,482
Discontinued operations	—	6	—	(9)

Total net income allocable to noncontrolling interests — common units	2,613	425	5,179	1,473

Noncontrolling interests — preferred units:
Distributions to preferred unit holders	—	75	—	174
Issuance costs related to the redemption of preferred units	—	149	—	149

Total net income allocable to noncontrolling interests — preferred units	—	224	—	323

Total net income allocable to noncontrolling interests	2,613	649	5,179	1,796

Net income allocable to PS Business Parks, Inc.:
Preferred shareholders:
Distributions to preferred shareholders	15,122	13,205	28,972	25,131
Issuance costs related to the redemption of preferred stock	—	8,059	—	13,319

Total net income allocable to preferred shareholders	15,122	21,264	28,972	38,450

Restricted stock unit holders:
Continuing operations	30	32	63	76
Discontinued operations	—	—	—	—

Total net income allocable to restricted stock unit holders	30	32	63	76

Common shareholders:
Continuing operations	8,711	1,392	17,251	4,906
Discontinued operations	—	18	—	(28)

Total net income allocable to common shareholders	8,711	1,410	17,251	4,878

Total net income allocable to PS Business Parks, Inc.	23,863	22,706	46,286	43,404

Net income	$26,476	$23,355	$51,465	$45,200

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

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Net income allocable to common shareholders	$8,711	$1,410	$17,251	$4,878

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	24,358	24,234	24,333	24,195
Net effect of dilutive stock compensation — based on treasury stock method using average market price	112	90	108	91

Diluted weighted average common shares outstanding	24,470	24,324	24,441	24,286

Net income per common share — Basic	$0.36	$0.06	$0.71	$0.20

Net income per common share — Diluted	$0.36	$0.06	$0.71	$0.20

Options to purchase 14,000 and 51,200 shares for the three months ended June 30, 2013 and 2012, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive. Options to purchase 14,000 and 71,200 shares for the six months ended June 30, 2013 and 2012, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.

Segment reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2012 in order to conform to the 2013 presentation.

3. Real estate facilities

The activity in real estate facilities for the six months ended June 30, 2013 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Equipment	Depreciation	Total
Balances at December 31, 2012	$793,352	$2,235,448	$(942,639)	$2,086,161
Capital improvements, net	—	25,219	—	25,219
Disposals	—	(7,195)	7,195	—
Depreciation expense	—	—	(53,590)	(53,590)
Transfer to land and building held for development	(5,927)	(10,323)	778	(15,472)

Balances at June 30, 2013	$787,425	$2,243,149	$(988,256)	$2,042,318

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

On July 26, 2013, the Company acquired a 389,000 square foot multi-tenant flex park consisting of 18 single-story buildings located in Dallas, Texas, for a purchase price of $14.8 million.

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

The following table summarizes the condensed results of operations of the property sold during 2012 for the three and six months ended June 30, 2012 (in thousands):

	For The Three Months	For The Six Months
	Ended June 30, 2012	Ended June 30, 2012
Rental income	$104	$155
Cost of operations	(39)	(96)
Depreciation	(41)	(96)

Income (loss) from discontinued operations	$24	$(37)

In addition to minimum rental payments, tenants reimburse the Company for their pro rata share of specified operating expenses. No such amount was recorded for the three and six months ended June 30, 2012.

During 2013, the Company reclassified a 125,000 square foot building located in Northern Virginia to land and building held for development as management intends to redevelop the property. In conjunction with the reclassification, the Company ceased depreciation of the asset. The net book value of the asset was $15.5 million and $15.4 million at June 30, 2013 and December 31, 2012, respectively.

4. Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues, excluding recovery of operating expenses under these leases, are as follows as of June 30, 2013 (in thousands):

2013	$130,376
2014	215,479
2015	152,070
2016	102,330
2017	68,131
Thereafter	105,712

Total	$774,098

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $18.7 million and $17.9 million for the three months ended June 30, 2013 and 2012, respectively and $36.9 million and $34.9 million for the six months ended June 30, 2013 and 2012, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 4.4% of total leased square footage are subject to termination options which include leases accounting for 1.4% of total leased square footage having termination options exercisable through December 31, 2013. In general, these leases provide for termination payments should the termination options be exercised. The future minimum rental revenues in the above table assume such options are not exercised.

5. Bank loans

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) which matures on August 1, 2015. The Credit Facility has a borrowing limit of $250.0 million. The rate of interest charged on borrowings is equal to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.00% to LIBOR plus 1.85% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 1.10%. In addition, the Company is required to pay an annual facility fee ranging from 0.15% to 0.45% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). The Company had no balance outstanding on the Credit Facility at June 30, 2013 and December 31, 2012. The Company had $638,000 and $791,000 of unamortized commitment fees as of June 30, 2013 and December 31, 2012, respectively. The Credit Facility requires the Company to meet certain covenants, with which the Company was in compliance at June 30, 2013. Interest on outstanding borrowings is payable monthly. The maturity date of the Credit Facility can be extended by one year at the Company’s election.

The Company has a term loan with Wells Fargo, as Administrative Agent (the “Term Loan”). Pursuant to the Term Loan, the Company borrowed $250.0 million for a three year term maturing December 31, 2014. The maturity date of the Term Loan Agreement can be extended by one year at the Company’s election. Interest on the amounts borrowed under the Term Loan accrues based on an applicable rate ranging from LIBOR plus 1.15% to LIBOR plus 2.25% depending on the Company’s credit ratings. Currently, the Company’s rate under the Term Loan is LIBOR plus 1.20%. The Company had $90.0 million outstanding on the Term Loan at an interest rate of 1.40% at June 30, 2013 and $200.0 million outstanding at an interest rate of 1.41% at December 31, 2012. The Company had $128,000 and $383,000 of unamortized commitment fees as of June 30, 2013 and December 31, 2012, respectively. During the six months ended June 30, 2013, the Company reduced the balance on the Term Loan by $110.0 million and accordingly recorded accelerated amortization of commitment fees of $183,000. The covenants and events of default contained in the Credit Facility are incorporated into the Term Loan by reference, and the Term Loan is cross-defaulted to the Credit Facility. The Term Loan can be repaid in full or part at any time prior to its maturity without penalty.

6. Mortgage notes payable

Mortgage notes payable consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
5.45% mortgage note, secured by 4.8 million square feet of commercial properties with a net book value of $442.1 million, interest payable monthly, due December, 2016	$250,000	$250,000
5.52% mortgage note, repaid January, 2013	—	9,036
5.68% mortgage note, repaid January, 2013	—	9,066

Total	$250,000	$268,102

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

At June 30, 2013, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. Combined with PS’s existing common stock ownership, on a fully converted basis, PS has a combined ownership of 41.4% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the noncontrolling interest based upon the ownership interest, and an adjustment is made to the noncontrolling interest, with a corresponding adjustment to paid-in capital, to reflect the noncontrolling interests’ equity interest in the Company.

Preferred partnership units

Through the Operating Partnership, the Company had no preferred units outstanding as of June 30, 2013 and December 31, 2012.

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

The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under this contract were $157,000 and $164,000 for the three months ended June 30, 2013 and 2012, respectively and $315,000 and $330,000 for the six months ended June 30, 2013 and 2012, respectively.

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

Either the Company or PS can cancel the property management contract upon 60 days’ notice. Management fee expenses under the contract were $14,000 for the three months ended June 30, 2013 and 2012 and $28,000 and $27,000 for the six months ended June 30, 2013 and 2012, respectively.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services, which are allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $108,000 and $110,000 for the three months ended June 30, 2013 and 2012, respectively and $216,000 and $220,000 for the six months ended June 30, 2013 and 2012, respectively.

The Company had amounts due to PS of $110,000 at June 30, 2013 and due from PS of $243,000 at December 31, 2012 for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

9. Shareholders’ equity

Preferred stock

As of June 30, 2013 and December 31, 2012, the Company had the following series of preferred stock outstanding:

				June 30, 2013		December 31, 2012
		Earliest Potential Redemption Date	Dividend Rate	Shares Outstanding	Amount (in thousands)	Shares Outstanding	Amount (in thousands)
Series	Issuance Date
Series R	October, 2010	October, 2015	6.875%	3,000	$75,000	3,000	$75,000
Series S	January, 2012	January, 2017	6.450%	9,200	230,000	9,200	230,000
Series T	May, 2012	May, 2017	6.000%	14,000	350,000	14,000	350,000
Series U	September, 2012	September, 2017	5.750%	9,200	230,000	9,200	230,000
Series V	March, 2013	March, 2018	5.700%	4,400	110,000	—	—

Total				39,800	$995,000	35,400	$885,000

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

During February, 2012, the Company completed the redemption of its 7.20% Cumulative Preferred Stock, Series M, at its par value of $79.6 million and its 7.375% Cumulative Preferred Stock, Series O, at its par value of $84.6 million. The Company reported the excess of the redemption amount over the carrying amount of $5.3 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the six months ended June 30, 2012.

On January 18, 2012, the Company issued $230.0 million or 9.2 million depositary shares, each representing 1/1,000 of a share of the 6.45% Cumulative Preferred Stock, Series S, at $25.00 per depositary share.

The Company paid $15.1 million and $13.2 million in distributions to its preferred shareholders for the three months ended June 30, 2013 and 2012, respectively. The Company recorded $29.0 million and $25.1 million in distributions to its preferred shareholders for the six months ended June 30, 2013 and 2012, respectively.

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At June 30, 2013, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. As of June 30, 2013, the Company had $31.8 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock

The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Since inception of the program, the Company has repurchased an aggregate of 4.9 million shares of common stock at an aggregate cost of $183.9 million or an average cost per share of $37.64. Under existing board authorizations, the Company can repurchase an additional 1.6 million shares. No shares of common stock were repurchased under this program during the six months ended June 30, 2013 and 2012.

The Company paid $10.7 million ($0.44 per common share) in distributions to its common shareholders for the three months ended June 30, 2013 and 2012 and $21.4 million ($0.88 per common share) and $21.3 million ($0.88 per common share) for the six months ended June 30, 2013 and 2012, respectively.

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

The weighted average grant date fair value of options granted during the six months ended June 30, 2013 and 2012 was $8.81 per share and $4.85 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the six months ended June 30, 2013 and 2012, respectively: a dividend yield of 2.2% and 2.6%; expected volatility of 16.7% and 13.4%; expected life of five years; and risk-free interest rates of 0.7% and 0.9%.

The weighted average grant date fair value of restricted stock units granted during the six months ended June 30, 2012 was $64.10. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant. No restricted stock units were granted during the six months ended June 30, 2013.

At June 30, 2013, there were a combined total of 963,000 options and restricted stock units authorized to grant. Information with respect to outstanding options and nonvested restricted stock units granted under the 2003 Plan and 2012 Plan is as follows:

		Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (in thousands)

	Number of Options
Options:
Outstanding at December 31, 2012	454,573	$53.41
Granted	14,000	$81.79
Exercised	(76,300)	$47.95
Forfeited	—	$—

Outstanding at June 30, 2013	392,273	$55.49	5.78 Years	$6,679

Exercisable at June 30, 2013	223,473	$53.67	5.30 Years	$4,134

Restricted Stock Units:	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	53,090	$55.69
Granted	—	$—
Vested	(9,110)	$53.47
Forfeited	(2,260)	$45.43

Nonvested at June 30, 2013	41,720	$56.73

Effective January 1, 2012, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2012-2015 (“LTEIP”), with selected employees of the Company. Under the LTEIP, the Company established a targeted restricted stock unit award for selected employees, which would be earned only if the Company achieved defined targets during 2012 to 2015. The first type of award is an annual award following the end of each of the four years in the program, with the award subject to and based on the achievement of defined targets during the previous year. The second type of award is an award based on achieving defined targets during the cumulative four-year period 2012-2015. In the event the defined target is not achieved for an annual award, the shares allocated for award for such year are added to the shares that may be received if the four-year target is achieved. Both types of restricted stock unit awards vest in three equal annual installments beginning one year from the date of award. Up to approximately 37,624 restricted stock units would be granted for each of the four years assuming achievement was met and up to approximately 305,520 restricted stock units would be granted for the cumulative four-year period assuming achievement was met. Net compensation expense of $902,000 and $1.1 million related to the LTEIP was recognized during the three months ended June 30, 2013 and 2012, respectively and $1.9 million and $1.8 million related to the LTEIP was recognized during the six months ended June 30, 2013 and 2012, respectively.

Included in the Company’s consolidated statements of income for the three months ended June 30, 2013 and 2012, was $103,000 and $94,000, respectively, in net compensation expense related to stock options. Net compensation expense of $218,000 and $223,000 related to stock options was recognized during the six months ended June 30, 2013 and 2012, respectively. Net compensation expense of $1.0 million (includes $902,000 from the LTEIP) and $1.3 million (includes $1.1 million from the LTEIP) related to restricted stock units was recognized during the three months ended June 30, 2013 and 2012, respectively. Net compensation expense of $2.3 million (includes $1.9 million from the LTEIP) and $2.3 million (includes $1.8 million from the LTEIP) related to restricted stock units was recognized during the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, there was $884,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 2.5 years. As of June 30, 2013, there was $21.5 million (includes $19.7 million from the LTEIP) of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 5.3 years.

Cash received from 76,300 stock options exercised during the six months ended June 30, 2013 was $3.7 million. Cash received from 95,116 stock options exercised during the six months ended June 30, 2012 was $3.5 million. The aggregate intrinsic value of the stock options exercised was $2.5 million during the six months ended June 30, 2013 and 2012.

During the six months ended June 30, 2013, 9,110 restricted stock units vested; in settlement of these units, 5,796 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the six months ended June 30, 2013 was $695,000. During the six months ended June 30, 2012, 15,074 restricted stock units vested; in settlement of these units, 10,128 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the six months ended June 30, 2012 was $966,000.

In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. In December of 2011, the Director Plan was amended to increase the maximum shares from 5,000 shares to 7,000 shares, 1,000 shares of common stock for each year served as a director. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income was $67,000 in compensation expense for the three months ended June 30, 2013 and 2012 and $134,000 and $152,000 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and 2012, there was $1.0 million and $1.3 million, respectively, of unamortized compensation expense related to these shares. In April, 2012, the Company issued 14,000 shares to two directors upon retirement with an aggregate fair value of $956,000. No shares were issued during the six months ended June 30, 2013.

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

Overview

As of June 30, 2013, the Company owned and operated 28.2 million rentable square feet of multi-tenant flex, office and industrial properties located in eight states.

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

During the first six months of 2013, the Company executed leases comprising 4.4 million square feet of space including 2.5 million square feet of renewals of existing leases and 1.9 million square feet of new leases. Overall, the Company experienced a decrease in rental rates when comparing new rental rates to outgoing rental rates of 1.3%. See further discussion of operating results below.

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

Effect of Economic Conditions on the Company’s Operations: During the first six months of 2013, while certain markets reflected signs of improving occupancy and rental rates, overall the Company experienced a modest decrease in new rental rates over expiring rental rates on executed leases as economic conditions are improving at a slow pace combined with continued competitive conditions within the commercial real estate environment. The rate of decrease in new rent to outgoing rent continued to ease from a negative 6.2% for the year ended December 31, 2012 to a negative 1.3% for the six months ended June 30, 2013. Although it is uncertain what impact economic conditions and competition will have on the Company’s future ability to maintain existing occupancy levels and rental rates, management believes that the decrease in rental rates on lease transactions could negatively impact rental income for the full year 2013 compared to 2012. Current and future economic conditions and competition may continue to have a significant impact on the Company, potentially resulting in further reductions in occupancy and rental rates.

The Company historically has experienced a low level of write-offs of uncollectable rents, however, there is inherent uncertainty in a tenant’s ability to continue paying rent and meet their full lease obligation. The table below summarizes the impact to the Company from tenants’ inability to pay rent or continue to meet their lease obligations (in thousands):

	For the Six Months
	Ended June 30,
	2013	2012
Write-offs of uncollectible rent	$565	$474
Write-offs as a percentage of rental income	0.3%	0.3%
Square footage of leases terminated prior to their scheduled expiration due to business failures/bankruptcies	201	288
Accelerated depreciation expense related to unamortized tenant improvements and lease commissions associated with early terminations	$1,312	$967

As of July 29, 2013, the Company had 35,000 square feet of leased space occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, tenants contact us, requesting early termination of their lease, a reduction in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.

Company Performance and Effect of Economic Conditions on Primary Markets: The Company’s operations are substantially concentrated in 10 regions. During the six months ended June 30, 2013, initial rental rates on new and renewed leases within the Company’s total portfolio decreased 1.3% over expiring rents, an improvement from a decline of 6.2% for the year ended December 31, 2012. The Company’s Same Park (defined below) occupancy rate at June 30, 2013 was 92.4%, compared to 91.4% at June 30, 2012. The Company’s total portfolio occupancy rate at June 30, 2013 was 90.3%, compared to 89.9% at June 30, 2012. Each of the 10 regions in which the Company owns assets is subject to its own unique market influences. See “Supplemental Property Data and Trends” below for more information on regional operating data.

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

On July 26, 2013, the Company acquired a 389,000 square foot multi-tenant flex park consisting of 18 single-story buildings located in Dallas, Texas, for a purchase price of $14.8 million. The park was 66.5% occupied at the time of acquisition.

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

As of June 30, 2013, the blended occupancy rate of the six assets acquired in 2011 and 2012 was 83.4% compared to a blended occupancy rate of 76.5% at the time of acquisition. As of June 30, 2013, the Company had 1.1 million square feet of vacancy spread over these six acquisitions which we believe provides the Company with considerable opportunity to generate additional rental income given that the Company’s Same Park assets in these same submarkets have a weighted occupancy of 94.4% at June 30, 2013. The table below contains the assets acquired from 2011 through 2012 (in thousands):

				Square Feet	Occupancy at Acquisition	Occupancy at June 30, 2013
Property	Date Acquired	Location	Purchase Price
Austin Flex Buildings	December, 2012	Austin, Texas	$14,900	226	86.1%	83.8%
212th Business Park	July, 2012	Kent Valley, Washington	37,550	958	52.3%	59.1%
Northern California Portfolio	December, 2011	East Bay, California	520,000	5,334	82.2%	87.6%
Royal Tech	October, 2011	Las Colinas, Texas	2,835	80	0.0%	100.0%
MICC — Center 22	August, 2011	Miami, Florida	3,525	46	33.3%	50.3%
Warren Building	June, 2011	Tysons Corner, Virginia	27,100	140	68.0%	88.9%

Total			$605,910	6,784	76.5%	83.4%

In October, 2012, the Company completed the sale of Quail Valley Business Park, a 66,000 square foot flex park in Houston, Texas, for a gross sales price of $2.3 million, resulting in a net gain of $935,000. The park was 66.5% occupied at the time of acquisition.

During 2013, the Company reclassified a 125,000 square foot building located in Northern Virginia to land and building held for development as management intends to redevelop the property. In conjunction with the reclassification, the Company ceased depreciation of the asset. The net book value of the asset was $15.5 million and $15.4 million at June 30, 2013 and December 31, 2012, respectively.

Scheduled Lease Expirations: In addition to the 2.7 million square feet, or 9.7%, of space available in our total portfolio as of June 30, 2013, 1,067 leases representing 13.7% of the leased square footage of our total portfolio or 13.0% of annualized rental income are scheduled to expire during the remainder of 2013. Our ability to re-lease available space will depend upon market conditions in the specific submarkets in which our properties are located. As a result, we cannot predict with certainty the rate at which expiring leases will be re-leased.

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

Concentration of Portfolio by Region: The table below reflects the Company’s square footage from continuing operations based on regional concentration as of June 30, 2013 (in thousands):

Region	Square Footage	Percent of Square Footage	NOI For the Six Months Ended June 30, 2013	Percent of NOI

California
Northern California	7,153	25.4%	$22,312	18.9%
Southern California	3,988	14.1%	17,921	15.2%
Virginia	4,040	14.3%	27,944	23.7%
Florida	3,717	13.2%	10,556	8.9%
Texas
Northern Texas	1,769	6.3%	5,958	5.1%
Southern Texas	1,717	6.1%	6,363	5.4%
Maryland	2,352	8.3%	16,012	13.6%
Washington	1,479	5.2%	3,578	3.0%
Oregon	1,314	4.7%	5,795	4.9%
Arizona	679	2.4%	1,507	1.3%

Total	28,208	100.0%	$117,946	100.0%

Reconciliation of NOI to income from continuing operations
Total NOI			$117,946
Other income and (expense):
Facility management fees			315
Interest and other income			112
Interest and other expense			(8,549)
Depreciation and amortization			(53,590)
General and administrative			(4,769)

Income from continuing operations			$51,465

Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of June 30, 2013. The Company analyzes this concentration to minimize significant industry exposure risk.

Industry	Percent of Annualized Rental Income
Business services	15.5%
Government	11.0%
Computer hardware, software and related service	10.2%
Health services	9.8%
Warehouse, distribution, transportation and logistics	9.2%
Insurance and financial services	6.0%
Engineering and construction	5.9%
Retail, food, and automotive	5.8%
Communications	4.6%
Aerospace/defense products and services	3.2%
Home furnishings	3.2%
Electronics	3.2%
Educational services	1.9%
Other	10.5%

Total	100.0%

The information below depicts the Company’s top 10 customers by annualized rental income as of June 30, 2013 (in thousands):

Tenants	Square Footage	Annualized Rental Income (1)	Percent of Annualized Rental Income
U.S. Government	875	$21,822	6.2%
Lockheed Martin Corporation	169	4,587	1.3%
Kaiser Permanente	199	4,255	1.2%
Level 3 Communications, LLC	197	3,828	1.1%
Keeco, LLC	460	3,006	0.9%
Luminex Corporation	177	2,748	0.7%
Wells Fargo	118	2,240	0.6%
Salient Federal Solutions, Inc.	58	1,840	0.5%
Welch Allyn Protocol, Inc.	103	1,673	0.5%
Raytheon	101	1,671	0.5%

Total	2,457	$47,670	13.5%

(1)	For leases expiring prior to December 31, 2013, annualized rental income represents income to be received under existing leases from July 1, 2013 through the date of expiration.

Comparative Analysis of the Three and Six Months Ended June 30, 2013 to the Three and Six Months Ended June 30, 2012

Results of Operations: In order to evaluate the performance of the Company’s portfolio over comparable periods, management analyzes the operating performance of properties owned and operated throughout both periods (herein referred to as “Same Park”). The Same Park portfolio includes all operating properties owned or acquired prior to January 1, 2011. Operating properties that the Company acquired subsequent to January 1, 2011 are referred to as “Non-Same Park.” For the three and six months ended June 30, 2013 and 2012, the Same Park facilities constitute 21.4 million rentable square feet, representing 76.0% of the 28.2 million square feet in the Company’s portfolio as of June 30, 2013.

Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income (defined as “NOI” for purposes of the following tables), are summarized for the three and six months ended June 30, 2013 and 2012. NOI is a non-GAAP financial measure. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them, as well as the investor, the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from NOI as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. As part of the tables below, we have reconciled total NOI to income from continuing operations, which we consider the most directly comparable financial measure calculated in accordance with GAAP.

The following table presents the operating results of the Company’s properties for the three and six months ended June 30, 2013 and 2012 in addition to other income and expense items affecting income from continuing operations (in thousands, except per square foot data):

	For The Three Months Ended June 30,			For The Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Revenues:
Same Park (21.4 million rentable square feet)	$74,572	$73,815	1.0%	$148,847	$147,044	1.2%
Non-Same Park (6.8 million rentable square feet)	13,358	11,812	13.1%	27,203	23,260	17.0%

Total rental income	87,930	85,627	2.7%	176,050	170,304	3.4%

Cost of operations:
Same Park	24,485	24,080	1.7%	49,645	48,562	2.2%
Non-Same Park	4,235	3,637	16.4%	8,459	7,270	16.4%

Total cost of operations	28,720	27,717	3.6%	58,104	55,832	4.1%

Net operating income
Same Park	50,087	49,735	0.7%	99,202	98,482	0.7%
Non-Same Park	9,123	8,175	11.6%	18,744	15,990	17.2%

Total net operating income	59,210	57,910	2.2%	117,946	114,472	3.0%

Other income and (expenses):
Facility management fees	157	164	(4.3%)	315	330	(4.5%)
Interest and other income	69	80	(13.8%)	112	123	(8.9%)
Interest and other expense	(3,961)	(5,213)	(24.0%)	(8,549)	(10,561)	(19.1%)
Depreciation and amortization	(26,629)	(27,198)	(2.1%)	(53,590)	(54,442)	(1.6%)
General and administrative	(2,370)	(2,412)	(1.7%)	(4,769)	(4,685)	1.8%

Income from continuing operations	$26,476	$23,331	13.5%	$51,465	$45,237	13.8%

Same Park gross margin(1)	67.2%	67.4%	(0.3%)	66.6%	67.0%	(0.6%)
Same Park weighted average occupancy	91.9%	91.4%	0.5%	92.0%	91.5%	0.5%
Non-Same Park weighted average occupancy	82.7%	82.8%	(0.1%)	81.8%	81.9%	(0.1%)
Same Park annualized realized rent per square foot(2)	15.15	15.08	0.5%	15.10	15.00	0.7%

(1)	Computed by dividing Same Park NOI by Same Park rental income.
(2)	Represents the annualized Same Park rental income earned per occupied square foot.

Supplemental Property Data and Trends: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables) from continuing operations is summarized for the three and six months ended June 30, 2013 and 2012 by region below. See “Results of Operations” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following tables summarize the Same Park operating results by region for the three and six months ended June 30, 2013 and 2012. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2011, and the impact of such is included in Non-Same Park facilities in the table below. As part of the table below, we have reconciled total NOI to income from continuing operations (in thousands):

Three Months Ended June 30, 2013 and 2012:

Region	Rental Income June 30, 2013	Rental Income June 30, 2012	Increase (Decrease)	Cost of Operations June 30, 2013	Cost of Operations June 30, 2012	Increase (Decrease)	NOI June 30, 2013	NOI June 30, 2012	Increase (Decrease)
Same Park
Northern California	$5,025	$4,918	2.2%	$1,667	$1,535	8.6%	$3,358	$3,383	(0.7%)
Southern California	13,387	13,250	1.0%	4,422	4,251	4.0%	8,965	8,999	(0.4%)
Virginia	19,787	19,577	1.1%	5,823	6,225	(6.5%)	13,964	13,352	4.6%
Florida	7,824	7,663	2.1%	2,682	2,449	9.5%	5,142	5,214	(1.4%)
Northern Texas	4,112	4,298	(4.3%)	1,417	1,456	(2.7%)	2,695	2,842	(5.2%)
Southern Texas	4,391	4,095	7.2%	1,485	1,358	9.4%	2,906	2,737	6.2%
Maryland	12,037	12,189	(1.2%)	3,840	3,744	2.6%	8,197	8,445	(2.9%)
Washington	1,966	1,984	(0.9%)	652	673	(3.1%)	1,314	1,311	0.2%
Oregon	4,668	4,426	5.5%	1,857	1,763	5.3%	2,811	2,663	5.6%
Arizona	1,375	1,415	(2.8%)	640	626	2.2%	735	789	(6.8%)

Total Same Park	$74,572	$73,815	1.0%	$24,485	$24,080	1.7%	$50,087	$49,735	0.7%

Non-Same Park
Northern California	10,729	10,627	1.0%	3,236	3,203	1.0%	7,493	7,424	0.9%
Virginia	946	938	0.9%	287	333	(13.8%)	659	605	8.9%
Florida	59	(4)	1,575.0%	45	52	(13.5%)	14	(56)	125.0%
Northern Texas	338	251	34.7%	107	49	118.4%	231	202	14.4%
Southern Texas	463	—	100.0%	160	—	100.0%	303	—	100.0%
Washington	823	—	100.0%	400	—	100.0%	423	—	100.0%

Total Non-Same Park	13,358	11,812	13.1%	4,235	3,637	16.4%	9,123	8,175	11.6%

Total	$87,930	$85,627	2.7%	$28,720	$27,717	3.6%	$59,210	$57,910	2.2%

Reconciliation of NOI to income from continuing operations
Total NOI							$59,210	$57,910	2.2%
Other income and (expenses):
Facility management fees							157	164	(4.3%)
Interest and other income							69	80	(13.8%)
Interest and other expense							(3,961)	(5,213)	(24.0%)
Depreciation and amortization							(26,629)	(27,198)	(2.1%)
General and administrative							(2,370)	(2,412)	(1.7%)

Income from continuing operations							$26,476	$23,331	13.5%

Six Months Ended June 30, 2013 and 2012:

Region	Rental Income June 30, 2013	Rental Income June 30, 2012	Increase (Decrease)	Cost of Operations June 30, 2013	Cost of Operations June 30, 2012	Increase (Decrease)	NOI June 30, 2013	NOI June 30, 2012	Increase (Decrease)
Same Park
Northern California	$10,158	$9,776	3.9%	$3,387	$3,069	10.4%	$6,771	$6,707	1.0%
Southern California	26,749	25,838	3.5%	8,828	8,479	4.1%	17,921	17,359	3.2%
Virginia	39,023	39,086	(0.2%)	12,425	12,735	(2.4%)	26,598	26,351	0.9%
Florida	15,881	15,761	0.8%	5,358	4,955	8.1%	10,523	10,806	(2.6%)
Northern Texas	8,327	8,444	(1.4%)	2,842	2,860	(0.6%)	5,485	5,584	(1.8%)
Southern Texas	8,733	8,131	7.4%	2,974	2,809	5.9%	5,759	5,322	8.2%
Maryland	23,827	24,378	(2.3%)	7,815	7,650	2.2%	16,012	16,728	(4.3%)
Washington	4,128	4,097	0.8%	1,297	1,320	(1.7%)	2,831	2,777	1.9%
Oregon	9,278	8,608	7.8%	3,483	3,437	1.3%	5,795	5,171	12.1%
Arizona	2,743	2,925	(6.2%)	1,236	1,248	(1.0%)	1,507	1,677	(10.1%)

Total Same Park	$148,847	$147,044	1.2%	$49,645	$48,562	2.2%	$99,202	$98,482	0.7%

Non-Same Park
Northern California	21,971	20,920	5.0%	6,430	6,429	0.0%	15,541	14,491	7.2%
Virginia	1,951	1,798	8.5%	605	625	(3.2%)	1,346	1,173	14.7%
Florida	125	40	212.5%	92	98	(6.1%)	33	(58)	156.9%
Northern Texas	674	502	34.3%	201	118	70.3%	473	384	23.2%
Southern Texas	930	—	100.0%	326	—	100.0%	604	—	100.0%
Washington	1,552	—	100.0%	805	—	100.0%	747	—	100.0%

Total Non-Same Park	27,203	23,260	17.0%	8,459	7,270	16.4%	18,744	15,990	17.2%

Total	$176,050	$170,304	3.4%	$58,104	$55,832	4.1%	$117,946	$114,472	3.0%

Reconciliation of NOI to income from continuing operations
Total NOI							$117,946	$114,472	3.0%
Other income and (expenses):
Facility management fees							315	330	(4.5%)
Interest and other income							112	123	(8.9%)
Interest and other expense							(8,549)	(10,561)	(19.1%)
Depreciation and amortization							(53,590)	(54,442)	(1.6%)
General and administrative							(4,769)	(4,685)	1.8%

Income from continuing operations							$51,465	$45,237	13.8%

The following table summarizes Same Park weighted average occupancy rates and annualized realized rent per square foot by region for the three and six months ended June 30, 2013 and 2012.

Three Months Ended June 30, 2013 and 2012:

				Annualized Realized Rent Per Square Foot
	Weighted Average Occupancy Rates
Region	2013	2012	Change	2013	2012	Change
Northern California	92.3%	91.5%	0.9%	$11.98	$11.83	1.3%
Southern California	91.4%	90.1%	1.4%	$14.70	$14.76	(0.4%)
Virginia	91.0%	90.5%	0.6%	$22.29	$22.18	0.5%
Florida	95.5%	96.8%	(1.3%)	$8.92	$8.62	3.5%
Northern Texas	89.8%	94.6%	(5.1%)	$10.84	$10.75	0.8%
Southern Texas	97.1%	91.6%	6.0%	$12.13	$11.99	1.2%
Maryland	87.0%	86.8%	0.2%	$23.53	$23.88	(1.5%)
Washington	93.9%	89.9%	4.4%	$16.07	$16.94	(5.1%)
Oregon	90.8%	88.3%	2.8%	$15.65	$15.26	2.6%
Arizona	91.1%	90.7%	0.4%	$8.89	$9.19	(3.3%)
Total Same Park	91.9%	91.4%	0.5%	$15.15	$15.08	0.5%

Six Months Ended June 30, 2013 and 2012:

				Annualized Realized Rent Per Square Foot
	Weighted Average Occupancy Rates
Region	2013	2012	Change	2013	2012	Change
Northern California	91.3%	91.0%	0.3%	$12.24	$11.82	3.6%
Southern California	91.4%	90.3%	1.2%	$14.68	$14.36	2.2%
Virginia	91.5%	90.6%	1.0%	$21.86	$22.11	(1.1%)
Florida	95.9%	96.8%	(0.9%)	$9.02	$8.87	1.7%
Northern Texas	89.6%	94.7%	(5.4%)	$11.00	$10.55	4.3%
Southern Texas	96.7%	92.1%	5.0%	$12.11	$11.84	2.3%
Maryland	87.5%	87.3%	0.2%	$23.16	$23.75	(2.5%)
Washington	94.4%	90.7%	4.1%	$16.79	$17.34	(3.2%)
Oregon	90.6%	87.4%	3.7%	$15.59	$14.99	4.0%
Arizona	90.5%	91.1%	(0.7%)	$8.93	$9.46	(5.6%)
Total Same Park	92.0%	91.5%	0.5%	$15.10	$15.00	0.7%

Rental Income: Rental income increased $2.3 million from $85.6 million for the three months ended June 30, 2012 to $87.9 million for the three months ended June 30, 2013 as a result of a $1.5 million increase in rental income from Non-Same Park facilities combined with an increase in rental income from the Same Park portfolio of $757,000. Rental income increased $5.7 million from $170.3 million for the six months ended June 30, 2012 to $176.1 million for the six months ended June 30, 2013 as a result of a $3.9 million increase in rental income from Non-Same Park facilities combined with an increase in rental income from the Same Park portfolio of $1.8 million. The three and six month increases were driven by increases in occupancy rates and 2012 acquisitions.

Facility Management Fees: Facility management fees, derived from PS, account for a small portion of the Company’s revenues. During the three months ended June 30, 2013, $157,000 of revenue was recognized from facility management fees compared to $164,000 for the same period in 2012. During the six months ended June 30, 2013, $315,000 in revenue was recognized from facility management fees compared to $330,000 for the same period in 2012.

Cost of Operations: Cost of operations for the three months ended June 30, 2013 was $28.7 million compared to $27.7 million for the three months ended June 30, 2012, an increase of $1.0 million, or 3.6% as a result of an increase in cost of operations from the Same Park portfolio of $405,000 combined with an increase in cost of operations from Non-Same Park facilities of $598,000. The increase in Same Park costs of operation was primarily due to increases in property taxes and utility costs. Cost of operations increased $2.3 million, or 4.1% from $55.8 million to $58.1 million for the six months ended June 30, 2013 over the same period in 2012 as a result of an increase in cost of operations from the Same Park portfolio of $1.1 million combined with an increase in cost of operations from Non-Same Park facilities of $1.2 million. The six month increase in Same Park cost of operations was driven by increases in snow removal costs, property taxes and compensation and insurance costs.

Depreciation and Amortization Expense: Depreciation and amortization expense was $26.6 million for the three months ended June 30, 2013 compared to $27.2 million for the same period in 2012. Depreciation and amortization expense for the six months ended June 30, 2013 was $53.6 million compared to $54.4 million for the same period in 2012.

General and Administrative Expenses: For the three months ended June 30, 2013, general and administrative expenses decreased $42,000, or 1.7%, over the same period in 2012. The three month decrease was due to redemption notification costs related to preferred equity redemptions reported in 2012. For the six months ended June 30, 2013, general and administrative expenses increased $84,000, or 1.8%, over the same period in 2012. The six month increase was primarily due to amortization of the long term incentive plan partially offset by a decrease in redemption notification costs related to preferred equity redemptions reported in 2012.

Interest and Other Expense: Interest and other expense was $4.0 million for the three months ended June 30, 2013 compared to $5.2 million for the same period in 2012. Interest expense was $8.5 million and $10.6 million for the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013, interest expense included accelerated amortization of commitment fees of $183,000 as a result of the $110.0 million reduction of the term loan balance. The three and six month decrease in interest and other expense were primarily attributable to the reduction of the term loan balance and repayment of mortgage notes payable of $18.1 million during the six months ended June 30, 2013 combined with no borrowings on the credit facility partially offset with the accelerated amortization of commitment fees.

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $2.6 million of allocated income to common unit holders for the three months ended June 30, 2013 compared to $649,000 of allocated income ($224,000 allocated to preferred unit holders and $425,000 allocated to common unit holders) for the three months ended June 30, 2012. Net income allocable to noncontrolling interests was $5.2 million of allocated income to common unit holders for the six months ended June 30, 2013 compared to $1.8 million of allocated income ($323,000 allocated to preferred unit holders and $1.5 million allocated to common unit holders) for the six months ended June 30, 2012. The increase in net income allocable to noncontrolling interests for the three and six months was primarily due to the net impact of non-cash preferred equity transactions reported in 2012 combined with an increase in net operating income in 2013.

Liquidity and Capital Resources

Cash and cash equivalents increased $5.9 million from $12.9 million at December 31, 2012 to $18.8 million at June 30, 2013 for the reasons noted below.

Net cash provided by operating activities for the three months ended June 30, 2013 and 2012 was $105.6 million and $104.6 million, respectively. The increase of $970,000 in net cash provided by operating activities was primarily due to an increase in net operating income of $3.5 million partially offset by a change in working capital. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders for the foreseeable future.

Net cash used in investing activities was $24.8 million and $26.5 million for the six months ended June 30, 2013 and 2012, respectively. The change was primarily due to a decrease in capital improvements of $1.7 million.

Net cash used in financing activities was $75.0 million and $80.1 million for the six months ended June 30, 2013 and 2012, respectively. The change was primarily due to net debt repayment of $128.1 million for the six months ended June 30, 2013 compared to $195.4 million in the same period of 2012 partially offset by a reduction in net proceeds from preferred equity transactions of $58.5 million.

As of June 30, 2013, the Company had outstanding mortgage notes payable of $250.0 million compared to $268.1 million at December 31, 2012. See Notes 5 and 6 to the consolidated financial statements for a summary of the Company’s outstanding borrowings as of June 30, 2013.

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) which matures on August 1, 2015. The Credit Facility has a borrowing limit of $250.0 million. The rate of interest charged on borrowings is equal to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.00% to LIBOR plus 1.85% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 1.10%. In addition, the Company is required to pay an annual facility fee ranging from 0.15% to 0.45% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). The Company had no balance outstanding on the Credit Facility at June 30, 2013 and December 31, 2012. The Company had $638,000 and $791,000 of unamortized commitment fees as of June 30, 2013 and December 31, 2012, respectively. The Credit Facility requires the Company to meet certain covenants, with which the Company was in compliance at June 30, 2013. Interest on outstanding borrowings is payable monthly. The maturity date of the Credit Facility can be extended by one year at the Company’s election.

The Company has a term loan with Wells Fargo, as Administrative Agent (the “Term Loan”). Pursuant to the Term Loan, the Company borrowed $250.0 million for a three year term maturing December 31, 2014. The maturity date of the Term Loan Agreement can be extended by one year at the Company’s election. Interest on the amounts borrowed under the Term Loan accrues based on an applicable rate ranging from LIBOR plus 1.15% to LIBOR plus 2.25% depending on the Company’s credit ratings. Currently, the Company’s rate under the Term Loan is LIBOR plus 1.20%. The Company had $90.0 million outstanding on the Term Loan at an interest rate of 1.40% at June 30, 2013 and $200.0 million outstanding at an interest rate of 1.41% at December 31, 2012. The Company had $128,000 and $383,000 of unamortized commitment fees as of June 30, 2013 and December 31, 2012, respectively. During the six months ended June 30, 2013, the Company reduced the balance on the Term Loan by $110.0 million and accordingly recorded accelerated amortization of commitment fees of $183,000. The covenants and events of default contained in the Credit Facility are incorporated into the Term Loan by reference, and the Term Loan is cross-defaulted to the Credit Facility. The Term Loan can be repaid in full or part at any time prior to its maturity without penalty.

The Company’s preferred equity outstanding increased to 27.5% of its market capitalization during the six month ended June 30, 2013. The Company used the net proceeds from the issuance of preferred stock to reduce its outstanding unsecured Term Loan during the six months ended June 30, 2013. As of June 30, 2013, the Company had one fixed-rate mortgage note totaling $250.0 million and an outstanding balance on the Term Loan of $90.0 million, which collectively represented 9.4% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding debt and (3) the total number of common shares and common units outstanding at June 30, 2013 multiplied by the closing price of the stock on that date. The interest rate for the mortgage note is 5.45% per annum. The Company had 21.6% of its properties, in terms of net book value, encumbered at June 30, 2013.

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

During February, 2012, the Company completed the redemption of its 7.20% Cumulative Preferred Stock, Series M, at its par value of $79.6 million and its 7.375% Cumulative Preferred Stock, Series O, at its par value of $84.6 million. The Company reported the excess of the redemption amount over the carrying amount of $5.3 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the six months ended June 30, 2012.

Repurchase of Common Stock: The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Since inception of the program, the Company has repurchased an aggregate of 4.9 million shares of common stock at an aggregate cost of $183.9 million or an average cost per share of $37.64. Under existing board authorizations, the Company can repurchase an additional 1.6 million shares. No shares of common stock were repurchased under this program during the six months ended June 30, 2013 or for the year ended December 31, 2012.

Mortgage Note Repayment: In January, 2013, the Company repaid two mortgage notes payable totaling $18.1 million with a combined weighted average stated interest rate of 5.60%.

In November, 2012, the Company repaid $13.2 million on a mortgage note with a stated interest rate of 5.73%.

Capital Expenditures: The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the six months ended June 30, 2013 and 2012, the Company expended $21.0 million and $24.2 million, respectively, in recurring capital expenditures, or $0.75 and $0.89 per weighted average square foot owned, respectively. Tenant improvement amounts exclude those amounts reimbursed by the tenant. Nonrecurring capital improvements include property renovations and expenditures related to repositioning acquisitions. The following table depicts capital expenditures (in thousands):

	For the Six Months
	Ended June 30,
	2013	2012
Recurring capital expenditures
Capital improvements	$3,604	$2,232
Tenant improvements	12,953	18,920
Lease commissions	4,460	3,008

Total recurring capital expenditures	21,017	24,160

Nonrecurring capital improvements	3,705	2,331

Total capital expenditures	$24,722	$26,491

Capital expenditures on a per square foot owned basis are as follows:

	For the Six Months
	Ended June 30,
	2013	2012
Recurring capital expenditures
Capital improvements	$0.13	$0.08
Tenant improvements	0.46	0.70
Lease commissions	0.16	0.11

Total recurring capital expenditures	0.75	0.89

Nonrecurring capital improvements	0.13	0.08

Total capital expenditures	$0.88	$0.97

For the six months ended June 30, 2013, recurring capital expenditures decreased $3.1 million, or 13.0%, over the same period in 2012 primarily due to cash paid for several significant tenant improvement projects within the Same Park portfolio in 2012.

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

The Company’s funding strategy has been to primarily use permanent capital, including common and preferred stock, along with internally generated retained cash flows to meet its liquidity needs. In addition, the Company may sell properties that no longer meet its investment criteria. From time to time, the Company may use its Credit Facility or other forms of debt to facilitate real estate acquisitions or other capital allocations. The Company targets a minimum ratio of FFO to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the six months ended June 30, 2013, the FFO to fixed charges and preferred distributions coverage ratio was 3.0 to 1.0, excluding the charge for the issuance costs related to the redemption of preferred equity.

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

FFO for the Company is computed as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Net income allocable to common shareholders	$8,711	$1,410	$17,251	$4,878
Depreciation and amortization (1)	26,629	27,239	53,590	54,538
Net income allocable to noncontrolling interests — common units	2,613	425	5,179	1,473
Net income allocable to restricted stock unit holders	30	32	63	76

FFO allocable to common and dilutive shares	37,983	29,106	76,083	60,965

FFO allocated to noncontrolling interests — common units	(8,738)	(6,718)	(17,514)	(14,089)
FFO allocated to restricted stock unit holders	(110)	(102)	(228)	(212)

FFO allocated to common shares	$29,135	$22,286	$58,341	$46,664

Weighted average common shares outstanding	24,358	24,234	24,333	24,195
Weighted average common OP units outstanding	7,305	7,305	7,305	7,305
Weighted average restricted stock units outstanding	92	111	95	110
Weighted average common share equivalents outstanding	112	90	108	91

Total common and dilutive shares	31,867	31,740	31,841	31,701

FFO per common and dilutive share	$1.19	$0.92	$2.39	$1.92
Non-cash distributions related to the redemption of preferred equity	—	0.26	—	0.43

FFO per common and dilutive share, as adjusted	$1.19	$1.18	$2.39	$2.35

(1)	Includes depreciation from discontinued operations.

In order to provide a meaningful period-to-period comparison of FFO derived from the Company’s ongoing business operations, the table above reconciles reported FFO to adjusted FFO which excludes the impact of non-cash distributions related to the redemption of preferred equity on the Company’s FFO per common and dilutive share for the three and six months ended June 30, 2013 and 2012. Non-cash distributions related to the redemption of preferred equity of $8.2 million and $13.5 million were included in net income allocable to preferred equity holders for the three and six months ended June 30, 2012, respectively.

FFO allocable to common and dilutive shares increased $8.9 million and $15.1 million, respectively, for the three and six months ended June 30, 2013 compared to the same periods in 2012. The three and six month increase was primarily due to the net impact of preferred equity transactions (noted above) and an increase in net operating income from in both the Same Park and Non-Same Park facilities.

Related Party Transactions: At June 30, 2013, PS owned 23.8% of the outstanding shares of the Company’s common stock and 23.1% of the outstanding common units of the Operating Partnership (100.0% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 41.4% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chairman of the Board, Chief Executive Officer and President of PS. Gary E. Pruitt, an independent director of the Company is also a trustee of PS.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services, which were allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $108,000 and $110,000 for the three months ended June 30, 2013 and 2012, respectively and $216,000 and $220,000 for the six months ended June 30, 2013 and 2012, respectively. In addition, the Company provides property management services for properties owned by PS for a management fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contract with PS totaled $157,000 and $164,000 for the three months ended June 30, 2013 and 2012, respectively and $315,000 and $330,000 for the six months ended June 30, 2013 and 2012, respectively. PS also provides property management services for the self-storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contract with PS totaled $14,000 for the three months ended June 30, 2013 and 2012 and $28,000 and $27,000 for the six months ended June 30, 2013 and 2012, respectively.

The PS Business Parks name and logo is owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six-months written notice.

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.

Contractual Obligations: The Company is scheduled to pay cash dividends of $60.5 million per year on its preferred equity outstanding as of June 30, 2013. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company, from time to time, will use debt financing to facilitate acquisitions. In connection with a portfolio acquisition in 2011, the Company assumed a $250.0 million mortgage note and obtained a $250.0 million term loan. As a result of the acquisition, the Company’s debt as a percentage of total equity (based on book values) was 19.8% as of June 30, 2013.

The Company’s market risk sensitive instruments include a mortgage note of $250.0 million and the outstanding balance on the Term Loan of $90.0 million as of June 30, 2013. The Company’s mortgage note bear interest at a fixed rate of 5.45% at June 30, 2013. The Term Loan bears interest at variable rates which is currently LIBOR plus 1.20%. See Notes 2, 5 and 6 to consolidated financial statements for terms, valuations and approximate principal maturities of the mortgage notes payable, Credit Facility and Term Loan as of June 30, 2013. Based on borrowing rates currently available to the Company, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2013. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2013, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended June 30, 2013, there were no shares of the Company’s common stock repurchased. As of June 30, 2013, 1,614,721 shares remain available for purchase under the program.

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

Dated: August 2, 2013

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