Form 10-Q
period 2013-09-30
PS BUSINESS PARKS INC/CA
filed 2013-10-29
CIK 866368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

As of October 28, 2013, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 24,399,822.

PS BUSINESS PARKS, INC.

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$17,983	$12,883
Real estate facilities, at cost:
Land	792,275	793,352
Buildings and improvements	2,268,966	2,235,448

	3,061,241	3,028,800
Accumulated depreciation	(1,011,683)	(942,639)

	2,049,558	2,086,161
Land and building held for development	22,459	6,829

	2,072,017	2,092,990
Rent receivable	4,581	4,754
Deferred rent receivable	26,549	25,329
Other assets	14,895	15,861

Total assets	$2,136,025	$2,151,817

LIABILITIES AND EQUITY
Accrued and other liabilities	$75,114	$69,454
Term loan	90,000	200,000
Mortgage notes payable	250,000	268,102

Total liabilities	415,114	537,556
Commitments and contingencies
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 39,800 and 35,400 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	995,000	885,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 24,399,822 and 24,298,475 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	243	242
Paid-in capital	540,866	537,091
Cumulative net income	1,038,220	967,783
Cumulative distributions	(1,020,679)	(944,427)

Total PS Business Parks, Inc.’s shareholders’ equity	1,553,650	1,445,689
Noncontrolling interests:
Common units	167,261	168,572

Total noncontrolling interests	167,261	168,572

Total equity	1,720,911	1,614,261

Total liabilities and equity	$2,136,025	$2,151,817

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$89,772	$87,020	$265,822	$257,324
Facility management fees	162	159	477	489

Total operating revenues	89,934	87,179	266,299	257,813

Expenses:
Cost of operations	29,901	29,294	88,005	85,126
Depreciation and amortization	26,597	26,884	80,187	81,326
General and administrative	2,635	2,240	7,404	6,925

Total operating expenses	59,133	58,418	175,596	173,377

Other income and (expense):
Interest and other income	63	37	175	160
Interest and other expense	(4,017)	(5,172)	(12,566)	(15,733)

Total other income and (expense)	(3,954)	(5,135)	(12,391)	(15,573)

Income from continuing operations	26,847	23,626	78,312	68,863

Discontinued operations:
Income from discontinued operations	—	69	—	32

Total discontinued operations	—	69	—	32

Net income	$26,847	$23,695	$78,312	$68,895

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$2,696	$1,557	$7,875	$3,031
Noncontrolling interests — preferred units	—	—	—	323

Total net income allocable to noncontrolling interests	2,696	1,557	7,875	3,354

Net income allocable to PS Business Parks, Inc.:
Preferred shareholders	15,122	16,936	44,094	55,386
Restricted stock unit holders	28	30	91	106
Common shareholders	9,001	5,172	26,252	10,049

Total net income allocable to PS Business Parks, Inc.	24,151	22,138	70,437	65,541

Net income	$26,847	$23,695	$78,312	$68,895

Net income per common share — basic:
Continuing operations	$0.37	$0.21	$1.08	$0.41
Discontinued operations	$—	$—	$—	$—
Net income	$0.37	$0.21	$1.08	$0.41
Net income per common share — diluted:
Continuing operations	$0.37	$0.21	$1.07	$0.41
Discontinued operations	$—	$—	$—	$—
Net income	$0.37	$0.21	$1.07	$0.41
Weighted average common shares outstanding:
Basic	24,386	24,257	24,351	24,216

Diluted	24,472	24,350	24,452	24,309

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Unaudited, in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Total PS Business Parks, Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity	Interests	Equity
Balances at December 31, 2012	35,400	$885,000	24,298,475	$242	$537,091	$967,783	$(944,427)	$1,445,689	$168,572	$1,614,261
Issuance of preferred stock, net of issuance costs	4,400	110,000	—	—	(3,689)	—	—	106,311	—	106,311
Exercise of stock options	—	—	92,800	1	4,381	—	—	4,382	—	4,382
Stock compensation, net	—	—	8,547	—	3,539	—	—	3,539	—	3,539
Net income	—	—	—	—	—	70,437	—	70,437	7,875	78,312
Distributions:
Preferred stock	—	—	—	—	—	—	(44,094)	(44,094)	—	(44,094)
Common stock	—	—	—	—	—	—	(32,158)	(32,158)	—	(32,158)
Noncontrolling interests	—	—	—	—	—	—	—	—	(9,642)	(9,642)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	(456)	—	—	(456)	456	—

Balances at September 30, 2013	39,800	$995,000	24,399,822	$243	$540,866	$1,038,220	$(1,020,679)	$1,553,650	$167,261	$1,720,911

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For The Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$78,312	$68,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	80,187	81,422
In-place lease adjustment	148	402
Tenant improvement reimbursements net of lease incentives	(994)	(561)
Stock compensation	4,015	4,061
Increase in receivables and other assets	(1,690)	(5,966)
Increase in accrued and other liabilities	5,827	9,784

Total adjustments	87,493	89,142

Net cash provided by operating activities	165,805	158,037

Cash flows from investing activities:
Capital improvements to real estate facilities	(42,798)	(43,838)
Capital improvements to land and building held for development	(211)	—
Acquisition of real estate facilities	(14,393)	(37,125)

Net cash used in investing activities	(57,402)	(80,963)

Cash flows from financing activities:
Borrowings on credit facility	—	154,000
Repayment of borrowings on credit facility	—	(339,000)
Repayment of borrowings on term loan debt	(110,000)	(50,000)
Principal payments on mortgage notes payable	(47)	(636)
Repayment of mortgage note payable	(18,055)	—
Net proceeds from the issuance of preferred stock	106,311	784,392
Proceeds from the exercise of stock options	4,382	5,266
Redemption/repurchase of preferred units	—	(5,583)
Redemption/repurchase of preferred stock	—	(391,296)
Distributions paid to preferred shareholders	(44,094)	(37,594)
Distributions paid to noncontrolling interests — common units	(9,642)	(9,642)
Distributions paid to noncontrolling interests — preferred units	—	(174)
Distributions paid to common shareholders	(32,158)	(31,995)

Net cash (used in) provided by financing activities	(103,303)	77,738

Net increase in cash and cash equivalents	5,100	154,812
Cash and cash equivalents at the beginning of the period	12,883	4,980

Cash and cash equivalents at the end of the period	$17,983	$159,792

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands) Continued

	For The Nine Months Ended September 30,
	2013	2012
Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests — common units	$456	$(736)
Paid-in capital	$(456)	$736
Transfer to land and building held for development:
Land	$(5,927)	$—
Buildings and improvements	$(10,270)	$—
Accumulated depreciation	$778	$—
Land and building held for development	$15,419	$—
Issuance costs related to the redemption/repurchase of preferred equity:
Cumulative distributions	$—	$(17,167)
Noncontrolling interest — common units	$—	$(149)
Paid-in capital	$—	$17,316
Preferred stock called for redemption:
Preferred stock	$—	$(132,250)
Preferred stock called for redemption	$—	$132,250
Accrued preferred stock distribution:
Accrued and other liabilities	$—	$625
Cumulative distributions	$—	$(625)

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

1. Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of September 30, 2013, PSB owned 75.9% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units are owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and the Operating Partnership are collectively referred to as the “Company.”

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office and industrial space. As of September 30, 2013, the Company owned and operated 28.6 million rentable square feet of commercial space located in eight states. The Company also manages 1.2 million rentable square feet on behalf of PS.

References to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 at September 30, 2013 and December 31, 2012.

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

Real estate facilities

Real estate facilities are recorded at cost. Costs related to the renovation or improvement of the properties are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Expenditures that are expected to benefit a period greater than two years and exceed $2,000 are capitalized and depreciated over their estimated useful life. Buildings and improvements are depreciated using the straight-line method over their estimated useful lives, which generally range from five to 30 years. Transaction costs, which include tenant improvements and lease commissions, in excess of $1,000 for leases with terms greater than one year are capitalized and depreciated over their estimated useful lives. Transaction costs less than $1,000 or for leases of one year or less are expensed as incurred.

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

Intangible assets/liabilities

Intangible assets and liabilities include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values (included in other assets and accrued liabilities in the accompanying consolidated balance sheets) are amortized to rental income over the remaining non-cancelable terms of the respective leases. The Company recorded net amortization of $27,000 and $116,000, which reduces rental income, of intangible assets and liabilities resulting from the above-market and below-market lease values during the three months ended September 30, 2013 and 2012, respectively. Amortization was $148,000 and $402,000 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the value of in-place leases resulted in a net intangible asset of $3.8 million, net of $6.1 million of accumulated amortization with a weighted average amortization period of 7.2 years, and a net intangible liability of $3.5 million, net of $4.3 million of accumulated amortization with a weighted average amortization period of 5.3 years. As of December 31, 2012, the value of in-place leases resulted in a net intangible asset of $5.2 million, net of $4.7 million of accumulated amortization and a net intangible liability of $4.7 million, net of $3.0 million of accumulated amortization.

Evaluation of asset impairment

The Company evaluates its assets used in operations for impairment by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the estimated undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At September 30, 2013, the Company did not consider any assets to be impaired.

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

The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of September 30, 2013, the Company did not recognize any tax benefit for uncertain tax positions.

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

Net income allocation

Net income was allocated as follows (in thousands):

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units:
Continuing operations	$2,696	$1,541	$7,875	$3,024
Discontinued operations	—	16	—	7

Total net income allocable to noncontrolling interests — common units	2,696	1,557	7,875	3,031

Noncontrolling interests — preferred units:
Distributions to preferred unit holders	—	—	—	174
Issuance costs related to the redemption of preferred units	—	—	—	149

Total net income allocable to noncontrolling interests — preferred units	—	—	—	323

Total net income allocable to noncontrolling interests	2,696	1,557	7,875	3,354

Net income allocable to PS Business Parks, Inc.:
Preferred shareholders:
Distributions to preferred shareholders	15,122	13,088	44,094	38,219
Issuance costs related to the redemption of preferred stock	—	3,848	—	17,167

Total net income allocable to preferred shareholders	15,122	16,936	44,094	55,386

Restricted stock unit holders:
Continuing operations	28	30	91	106
Discontinued operations	—	—	—	—

Total net income allocable to restricted stock unit holders	28	30	91	106

Common shareholders:
Continuing operations	9,001	5,119	26,252	10,024
Discontinued operations	—	53	—	25

Total net income allocable to common shareholders	9,001	5,172	26,252	10,049

Total net income allocable to PS Business Parks, Inc.	24,151	22,138	70,437	65,541

Net income	$26,847	$23,695	$78,312	$68,895

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

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Net income allocable to common shareholders	$9,001	$5,172	$26,252	$10,049

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	24,386	24,257	24,351	24,216
Net effect of dilutive stock compensation — based on treasury stock method using average market price	86	93	101	93

Diluted weighted average common shares outstanding	24,472	24,350	24,452	24,309

Net income per common share — Basic	$0.37	$0.21	$1.08	$0.41

Net income per common share — Diluted	$0.37	$0.21	$1.07	$0.41

Options to purchase 14,000 and 27,200 shares for the three months ended September 30, 2013 and 2012, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive. Options to purchase 14,000 and 51,200 shares for the nine months ended September 30, 2013 and 2012, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.

Segment reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2012 in order to conform to the 2013 presentation.

3. Real estate facilities

The activity in real estate facilities for the nine months ended September 30, 2013 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2012	$793,352	$2,235,448	$(942,639)	$2,086,161
Acquisition of real estate facilities	4,850	9,902	—	14,752
Capital improvements, net	—	44,251	—	44,251
Disposals	—	(10,365)	10,365	—
Depreciation expense	—	—	(80,187)	(80,187)
Transfer to land and building held for development	(5,927)	(10,270)	778	(15,419)

Balances at September 30, 2013	$792,275	$2,268,966	$(1,011,683)	$2,049,558

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

Subsequent to September 30, 2013, the Company acquired four multi-tenant flex parks along with a four-acre parcel of land aggregating 559,000 square feet of single-story flex buildings located in Dallas, Texas, for a purchase price of $27.9 million.

On July 26, 2013, the Company acquired a 389,000 square foot multi-tenant flex park consisting of 18 single-story buildings located in Dallas, Texas, for a purchase price of $14.8 million. The Company incurred and expensed acquisition transaction costs of $153,000 for the three and nine months ended September 30, 2013.

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

The following table summarizes the assets acquired and liabilities assumed for the nine months ended September 30, (in thousands):

	2013	2012
Land	$4,850	$19,573
Buildings and improvements	9,902	17,695
Above-market in-place lease value	118	473
Below-market in-place lease value	(120)	(191)

Total purchase price	14,750	37,550
Net operating assets acquired and liabilities assumed	(357)	(425)

Total cash paid	$14,393	$37,125

In October, 2012, the Company completed the sale of Quail Valley Business Park, a 66,000 square foot flex park in Houston, Texas, for a gross sales price of $2.3 million, resulting in a net gain of $935,000.

The following table summarizes the condensed results of operations of the property sold during 2012 for the three and nine months ended September 30, 2012 (in thousands):

	For The Three Months	For The Nine Months
	Ended September 30, 2012	Ended September 30, 2012
Rental income	$112	$267
Cost of operations	(43)	(139)
Depreciation	—	(96)

Income from discontinued operations	$69	$32

In addition to minimum rental payments, tenants reimburse the Company for their pro rata share of specified operating expenses. No such amount was recorded for the three and nine months ended September 30, 2012.

At the beginning of 2013, the Company reclassified a 125,000 square foot building located in Northern Virginia to land and building held for development as the Company intends to redevelop the property. In conjunction with the reclassification, the Company ceased depreciation of the asset. In July, 2013, the Company entered into a joint venture agreement with a real estate development company to pursue a multifamily development of this property. During the entitlement phase, all costs related to the pre-development will be split evenly between the Company and its joint venture partner. The asset and capitalized development costs was $15.6 million and $15.4 million at September 30, 2013 and December 31, 2012, respectively.

4. Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues, excluding recovery of operating expenses under these leases, are as follows as of September 30, 2013 (in thousands):

2013	$67,565
2014	234,324
2015	167,642
2016	114,436
2017	76,556
Thereafter	130,635

Total	$791,158

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $19.1 million and $18.7 million for the three months ended September 30, 2013 and 2012, respectively and $56.0 million and $53.6 million for the nine months ended September 30, 2013 and 2012, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

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

5. Bank loans

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) which matures on August 1, 2015. The Credit Facility has a borrowing limit of $250.0 million. The rate of interest charged on borrowings is equal to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.00% to LIBOR plus 1.85% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 1.10%. In addition, the Company is required to pay an annual facility fee ranging from 0.15% to 0.45% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). The Company had no balance outstanding on the Credit Facility at September 30, 2013 and December 31, 2012. The Company had $561,000 and $791,000 of unamortized commitment fees as of September 30, 2013 and December 31, 2012, respectively. The Credit Facility requires the Company to meet certain covenants, all of which the Company was in compliance with at September 30, 2013. Interest on outstanding borrowings is payable monthly. The maturity date of the Credit Facility can be extended by one year at the Company’s election.

The Company has a term loan with Wells Fargo, as Administrative Agent (the “Term Loan”). Pursuant to the Term Loan, the Company borrowed $250.0 million for a three year term maturing December 31, 2014. The maturity date of the Term Loan Agreement can be extended by one year at the Company’s election. Interest on the amounts borrowed under the Term Loan accrues based on an applicable rate ranging from LIBOR plus 1.15% to LIBOR plus 2.25% depending on the Company’s credit ratings. Currently, the Company’s rate under the Term Loan is LIBOR plus 1.20%. The Company had $90.0 million outstanding on the Term Loan at an interest rate of 1.38% at September 30, 2013 and $200.0 million outstanding at an interest rate of 1.41% at December 31, 2012. The Company had $105,000 and $383,000 of unamortized commitment fees as of September 30, 2013 and December 31, 2012, respectively. During the nine months ended September 30, 2013, the Company reduced the balance on the Term Loan by $110.0 million and accordingly recorded accelerated amortization of commitment fees of $183,000. The covenants and events of default contained in the Credit Facility are incorporated into the Term Loan by reference, and the Term Loan is cross-defaulted to the Credit Facility. The Term Loan can be repaid in full or part at any time prior to its maturity without penalty.

6. Mortgage notes payable

Mortgage notes payable consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
5.45% mortgage note, secured by 4.8 million square feet of commercial properties with a net book value of $439.9 million, interest payable monthly, due December, 2016	$250,000	$250,000
5.52% mortgage note, repaid January, 2013	—	9,036
5.68% mortgage note, repaid January, 2013	—	9,066

Total	$250,000	$268,102

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

At September 30, 2013, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. Combined with PS’s existing common stock ownership, on a fully converted basis, PS has a combined ownership of 42.6% of the Company’s common equity. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the noncontrolling interest based upon the ownership interest, and an adjustment is made to the noncontrolling interest, with a corresponding adjustment to paid-in capital, to reflect the noncontrolling interests’ equity interest in the Company.

Preferred partnership units

Through the Operating Partnership, the Company had no preferred units outstanding as of September 30, 2013 and December 31, 2012.

On June 8, 2012, the Company redeemed 223,300 units of its 7.125% Series N Cumulative Redeemable Preferred Units for $5.6 million. The Company reported the excess of the redemption amount over the carrying amount of $149,000, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the nine months ended September 30, 2012.

8. Related party transactions

On October 1, 2013, the Company lent PS $100.0 million pursuant to the terms of a term loan agreement. The loan, which could be repaid without penalty at any point prior to its maturity date of November 29, 2013, was repaid in full on October 18, 2013. Interest on the loan was at a rate of 1.388%. The loan was funded, in part, with borrowings on the Credit Facility. Interest income, under this note receivable, of $66,000 will be recorded during the three months ended December 31, 2013.

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

The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under this contract were $162,000 and $159,000 for the three months ended September 30, 2013 and 2012, respectively and $477,000 and $489,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

Either the Company or PS can cancel the property management contract upon 60 days’ notice. Management fee expenses under the contract were $15,000 and $14,000 for the three months ended September 30, 2013 and 2012, respectively and $43,000 and $41,000 for the nine months ended September 30, 2013 and 2012, respectively.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services, which are allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $108,000 and $110,000 for the three months ended September 30, 2013 and 2012, respectively and $324,000 and $331,000 for the nine months ended September 30, 2013 and 2012, respectively.

The Company had amounts due to PS of $112,000 at September 30, 2013 and due from PS of $243,000 at December 31, 2012 for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

9. Shareholders’ equity

Preferred stock

As of September 30, 2013 and December 31, 2012, the Company had the following series of preferred stock outstanding:

				September 30, 2013		December 31, 2012
		Earliest Potential	Dividend	Shares	Amount	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)	Outstanding	(in thousands)
Series R	October, 2010	October, 2015	6.875%	3,000	$75,000	3,000	$75,000
Series S	January, 2012	January, 2017	6.450%	9,200	230,000	9,200	230,000
Series T	May, 2012	May, 2017	6.000%	14,000	350,000	14,000	350,000
Series U	September, 2012	September, 2017	5.750%	9,200	230,000	9,200	230,000
Series V	March, 2013	March, 2018	5.700%	4,400	110,000	—	—

Total				39,800	$995,000	35,400	$885,000

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

The Company recorded $15.1 million and $13.1 million in distributions to its preferred shareholders for the three months ended September 30, 2013 and 2012, respectively. The Company recorded $44.1 million and $38.2 million in distributions to its preferred shareholders for the nine months ended September 30, 2013 and 2012, respectively.

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At September 30, 2013, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. As of September 30, 2013, the Company had $31.8 million of deferred costs in connection with the issuance of preferred stock, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock

The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Since inception of the program, the Company has repurchased an aggregate of 4.9 million shares of common stock at an aggregate cost of $183.9 million or an average cost per share of $37.64. Under existing board authorizations, the Company can repurchase an additional 1.6 million shares. No shares of common stock were repurchased under this program during the nine months ended September 30, 2013 and 2012.

The Company paid $10.7 million ($0.44 per common share) in distributions to its common shareholders for the three months ended September 30, 2013 and 2012 and $32.2 million ($0.88 per common share) and $32.0 million ($0.88 per common share) for the nine months ended September 30, 2013 and 2012, respectively.

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

The weighted average grant date fair value of options granted during the nine months ended September 30, 2013 and 2012 was $8.81 per share and $4.85 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the nine months ended September 30, 2013 and 2012, respectively: a dividend yield of 2.2% and 2.6%; expected volatility of 16.7% and 13.4%; expected life of five years; and risk-free interest rates of 0.7% and 0.9%.

The weighted average grant date fair value of restricted stock units granted during the nine months ended September 30, 2013 and 2012 was $73.85 and $65.14, respectively. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant.

At September 30, 2013, there were a combined total of 955,000 options and restricted stock units authorized to grant. Information with respect to outstanding options and nonvested restricted stock units granted under the 2003 Plan and 2012 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2012	454,573	$53.41
Granted	14,000	$81.79
Exercised	(92,800)	$47.22
Forfeited	—	$—

Outstanding at September 30, 2013	375,773	$56.00	5.84 Years	$7,097

Exercisable at September 30, 2013	206,973	$54.46	5.32 Years	$4,173

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2012	53,090	$55.69
Granted	8,350	$73.85
Vested	(13,690)	$53.84
Forfeited	(2,650)	$47.96

Nonvested at September 30, 2013	45,100	$60.07

Effective January 1, 2012, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2012-2015 (“LTEIP”), with selected employees of the Company. Under the LTEIP, the Company established a targeted restricted stock unit award for selected employees, which would be earned only if the Company achieved defined targets during 2012 to 2015. The first type of award is an annual award following the end of each of the four years in the program, with the award subject to and based on the achievement of defined targets during the previous year. The second type of award is an award based on achieving defined targets during the cumulative four-year period 2012-2015. In the event the defined target is not achieved for an annual award, the shares allocated for award for such year are added to the shares that may be received if the four-year target is achieved. Both types of restricted stock unit awards vest in three equal annual installments beginning one year from the date of award. Up to approximately 38,037 restricted stock units would be granted for each of the four years assuming achievement was met and up to approximately 308,870 restricted stock units would be granted for the cumulative four-year period assuming achievement was met. Net compensation expense of $1.0 million related to the LTEIP was recognized during the three months ended September 30, 2013 and 2012 and $3.0 million and $2.9 million related to the LTEIP was recognized during the nine months ended September 30, 2013 and 2012, respectively.

Included in the Company’s consolidated statements of income for the three months ended September 30, 2013 and 2012, was $101,000 and $98,000, respectively, in net compensation expense related to stock options. Net compensation expense of $320,000 and $321,000 related to stock options was recognized during the nine months ended September 30, 2013 and 2012, respectively. Net compensation expense of $1.2 million (includes $1.0 million from the LTEIP) related to restricted stock units was recognized during the three months ended September 30, 2013 and 2012. Net compensation expense of $3.5 million (includes $3.0 million from the LTEIP) and $3.5 million (includes $2.9 million from the LTEIP) related to restricted stock units was recognized during the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, there was $783,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 2.3 years. As of September 30, 2013, there was $21.2 million (includes $19.0 million from the LTEIP) of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 5.1 years.

Cash received from 92,800 stock options exercised during the nine months ended September 30, 2013 was $4.4 million. Cash received from 129,116 stock options exercised during the nine months ended September 30, 2012 was $5.3 million. The aggregate intrinsic value of the stock options exercised was $3.0 million and $3.2 million during the nine months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013, 13,690 restricted stock units vested; in settlement of these units, 8,547 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the nine months ended September 30, 2013 was $1.0 million. During the nine months ended September 30, 2012, 20,094 restricted stock units vested; in settlement of these units, 13,248 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the nine months ended September 30, 2012 was $1.3 million.

In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. In December of 2011, the Director Plan was amended to increase the maximum shares from 5,000 shares to 7,000 shares, 1,000 shares of common stock for each year served as a director. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income was $58,000 and $67,000 in compensation expense for the three months ended September 30, 2013 and 2012, respectively and $192,000 and $220,000 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and 2012, there was $991,000 and $1.3 million, respectively, of unamortized compensation expense related to these shares. In April, 2012, the Company issued 14,000 shares to two directors upon retirement with an aggregate fair value of $956,000. No shares were issued during the nine months ended September 30, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including but not limited to: (a) changes in general economic and business conditions; (b) decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases; (c) tenant defaults; (d) the effect of the recent credit and financial market conditions; (e) our failure to maintain our status as a real estate investment trust (“REIT”); (f) the economic health of our tenants; (g) increases in operating costs; (h) casualties to our properties not covered by insurance; (i) the availability and cost of capital; (j) increases in interest rates and its effect on our stock price; (k) other factors discussed under the heading “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.

Overview

As of September 30, 2013, the Company owned and operated 28.6 million rentable square feet of multi-tenant flex, office and industrial properties located in eight states.

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

During the first nine months of 2013, the Company executed leases comprising 6.4 million square feet of space including 3.7 million square feet of renewals of existing leases and 2.7 million square feet of new leases. Overall, the Company experienced a decrease in rental rates when comparing new rental rates to outgoing rental rates of 0.9%. See further discussion of operating results below.

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

Effect of Economic Conditions on the Company’s Operations: During the first nine months of 2013, while most markets reflected signs of improving occupancy and rental rates, overall new rental rates were nearly flat over expiring rental rates on executed leases as economic conditions continue to improve at a slow pace. Current and future economic conditions and competition may continue to have a significant impact on the Company, potentially resulting in further reductions in occupancy and rental rates.

The Company historically has experienced a low level of write-offs of uncollectable rents, however, there is inherent uncertainty in a tenant’s ability to continue paying rent and meet their full lease obligation. The table below summarizes the impact to the Company from tenants’ inability to pay rent or continue to meet their lease obligations (in thousands):

	For The Nine Months Ended September 30,
	2013	2012
Write-offs of uncollectible rent	$729	$828
Write-offs as a percentage of rental income	0.3%	0.3%
Square footage of leases terminated prior to their scheduled expiration due to business failures/bankruptcies	273	439
Accelerated depreciation expense related to unamortized tenant improvements and lease commissions associated with early terminations	$1,537	$1,119

As of October 28, 2013, the Company had 39,000 square feet of leased space occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, tenants contact us, requesting early termination of their lease, a reduction in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.

Company Performance and Effect of Economic Conditions on Primary Markets: The Company’s operations are substantially concentrated in 10 regions. During the nine months ended September 30, 2013, initial rental rates on new and renewed leases within the Company’s total portfolio decreased 0.9% over expiring rents, an improvement from a decline of 6.2% for the year ended December 31, 2012. The Company’s Same Park (defined below) occupancy rate at September 30, 2013 was 91.8%, compared to 92.2% at September 30, 2012. The Company’s total portfolio occupancy rate at September 30, 2013 was 90.3%, compared to 89.3% at September 30, 2012. Each of the 10 regions in which the Company owns assets is subject to its own unique market influences. See “Supplemental Property Data and Trends” below for more information on regional operating data.

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

Subsequent to September 30, 2013, the Company acquired four multi-tenant flex parks along with a four-acre parcel of land aggregating 559,000 square feet of single-story flex buildings located in Dallas, Texas, for a purchase price of $27.9 million. The occupancy was 72.1% at the time of acquisition. The Company funded the acquisition with cash on hand and borrowings on its credit facility.

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

As of September 30, 2013, the blended occupancy rate of the seven assets acquired from 2011 to 2013 was 85.7% compared to a blended occupancy rate of 76.0% at the time of acquisition. As of September 30, 2013, the Company had 1.0 million square feet of vacancy spread over these seven acquisitions which we believe provides the Company with considerable opportunity to generate additional rental income given that the Company’s Same Park assets in these same submarkets have a weighted occupancy of 92.9% at September 30, 2013. The table below contains the assets acquired from 2011 through 2013 (in thousands):

				Square	Occupancy at	Occupancy at
Property	Date Acquired	Location	Purchase Price	Feet	Acquisition	September 30, 2013
Arapaho Business Park	July, 2013	Dallas, Texas	$14,800	389	66.5%	67.6%
Austin Flex Buildings	December, 2012	Austin, Texas	14,900	226	86.1%	95.6%
212th Business Park	July, 2012	Kent Valley, Washington	37,550	958	52.3%	63.8%
Northern California Portfolio	December, 2011	East Bay, California	520,000	5,334	82.2%	90.4%
Royal Tech	October, 2011	Las Colinas, Texas	2,835	80	0.0%	100.0%
MICC — Center 22	August, 2011	Miami, Florida	3,525	46	33.3%	66.7%
Warren Building	June, 2011	Tysons, Virginia	27,100	140	68.0%	88.9%

Total			$620,710	7,173	76.0%	85.7%

In October, 2012, the Company completed the sale of Quail Valley Business Park, a 66,000 square foot flex park in Houston, Texas, for a gross sales price of $2.3 million, resulting in a net gain of $935,000.

At the beginning of 2013, the Company reclassified a 125,000 square foot building located in Northern Virginia to land and building held for development as the Company intends to redevelop the property. In conjunction with the reclassification, the Company ceased depreciation of the asset. In July, 2013, the Company entered into a joint venture agreement with a real estate development company to pursue a multifamily development of this property. During the entitlement phase, all costs related to the pre-development will be split evenly between the Company and its joint venture partner. The asset and capitalized development costs was $15.6 million and $15.4 million at September 30, 2013 and December 31, 2012, respectively.

Scheduled Lease Expirations: In addition to the 2.8 million square feet, or 9.7%, of space available in our total portfolio as of September 30, 2013, 621 leases representing 6.6% of the leased square footage of our total portfolio or 6.2% of annualized rental income are scheduled to expire during the remainder of 2013. Our ability to re-lease available space will depend upon market conditions in the specific submarkets in which our properties are located. As a result, we cannot predict with certainty the rate at which expiring leases will be re-leased.

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

Concentration of Portfolio by Region: The table below reflects the Company’s square footage from continuing operations based on regional concentration as of September 30, 2013 (in thousands):

		Percent of	NOI
	Square	Square	For The Nine Months	Percent
Region	Footage	Footage	Ended September 30, 2013	of NOI
California
Northern California	7,153	25.0%	$33,279	18.7%
Southern California	3,988	14.0%	26,570	14.9%
Virginia	4,040	14.1%	42,369	23.8%
Florida	3,717	13.0%	16,143	9.1%
Texas
Northern Texas	2,158	7.5%	9,191	5.2%
Southern Texas	1,717	6.0%	9,531	5.4%
Maryland	2,352	8.2%	24,099	13.6%
Washington	1,479	5.2%	5,555	3.1%
Oregon	1,314	4.6%	8,761	4.9%
Arizona	679	2.4%	2,319	1.3%

Total	28,597	100.0%	$177,817	100.0%

Reconciliation of NOI to income from continuing operations

Total NOI			$177,817
Other income and (expense):
Facility management fees			477
Interest and other income			175
Interest and other expense			(12,566)
Depreciation and amortization			(80,187)
General and administrative			(7,404)

Income from continuing operations			$78,312

Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of September 30, 2013. The Company analyzes this concentration to minimize significant industry exposure risk.

Percent of
Annualized
Industry	Rental Income
Business services	15.5%
Government	10.8%
Computer hardware, software and related service	10.1%
Health services	9.8%
Warehouse, distribution, transportation and logistics	9.5%
Engineering and construction	6.0%
Insurance and financial services	5.9%
Retail, food, and automotive	5.7%
Communications	4.5%
Home furnishings	3.2%
Aerospace/defense products and services	3.2%
Electronics	3.1%
Educational services	2.0%
Other	10.7%

Total	100.0%

The information below depicts the Company’s top 10 customers by annualized rental income as of September 30, 2013 (in thousands):

			Percent of
		Annualized	Annualized
Tenants	Square Footage	Rental Income (1)	Rental Income
U.S. Government	875	$23,147	6.4%
Lockheed Martin Corporation	169	4,383	1.2%
Kaiser Permanente	199	4,272	1.2%
Level 3 Communications, LLC	197	3,860	1.1%
Keeco, LLC	460	3,023	0.8%
Luminex Corporation	177	2,774	0.8%
Salient Federal Solutions, Inc.	58	1,852	0.5%
Wells Fargo	118	1,794	0.5%
Welch Allyn Protocol, Inc.	103	1,682	0.5%
Raytheon	101	1,676	0.5%

Total	2,457	$48,463	13.5%

(1)	For leases expiring prior to December 31, 2013, annualized rental income represents income to be received under existing leases from October 1, 2013 through the date of expiration.

Comparative Analysis of the Three and Nine Months Ended September 30, 2013 to the Three and Nine Months Ended September 30, 2012

Results of Operations: In order to evaluate the performance of the Company’s portfolio over comparable periods, management analyzes the operating performance of properties owned and operated throughout both periods (herein referred to as “Same Park”). The Same Park portfolio includes all operating properties owned or acquired prior to January 1, 2011. Operating properties that the Company acquired subsequent to January 1, 2011 are referred to as “Non-Same Park.” For the three and nine months ended September 30, 2013 and 2012, the Same Park facilities constitute 21.4 million rentable square feet, representing 74.9% of the 28.6 million square feet in the Company’s portfolio as of September 30, 2013.

Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income (defined as “NOI” for purposes of the following tables), are summarized for the three and nine months ended September 30, 2013 and 2012. NOI is a non-GAAP financial measure. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them, as well as the investor, the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from NOI as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. As part of the tables below, we have reconciled total NOI to income from continuing operations, which we consider the most directly comparable financial measure calculated in accordance with GAAP.

The following table presents the operating results of the Company’s properties for the three and nine months ended September 30, 2013 and 2012 in addition to other income and expense items affecting income from continuing operations (in thousands, except per square foot data):

	For The Three Months			For The Nine Months
	Ended September 30,			Ended September 30,
	2013	2012	Change	2013	2012	Change
Rental income:
Same Park (21.4 million rentable square feet)	$75,315	$74,078	1.7%	$224,162	$221,122	1.4%
Non-Same Park (7.2 million rentable square feet)	14,457	12,942	11.7%	41,660	36,202	15.1%

Total rental income	89,772	87,020	3.2%	265,822	257,324	3.3%

Cost of operations:
Same Park	25,209	25,065	0.6%	74,854	73,627	1.7%
Non-Same Park	4,692	4,229	10.9%	13,151	11,499	14.4%

Total cost of operations	29,901	29,294	2.1%	88,005	85,126	3.4%

Net operating income
Same Park	50,106	49,013	2.2%	149,308	147,495	1.2%
Non-Same Park	9,765	8,713	12.1%	28,509	24,703	15.4%

Total net operating income	59,871	57,726	3.7%	177,817	172,198	3.3%

Other income and (expenses):
Facility management fees	162	159	1.9%	477	489	(2.5%)
Interest and other income	63	37	70.3%	175	160	9.4%
Interest and other expense	(4,017)	(5,172)	(22.3%)	(12,566)	(15,733)	(20.1%)
Depreciation and amortization	(26,597)	(26,884)	(1.1%)	(80,187)	(81,326)	(1.4%)
General and administrative	(2,635)	(2,240)	17.6%	(7,404)	(6,925)	6.9%

Income from continuing operations	$26,847	$23,626	13.6%	$78,312	$68,863	13.7%

Same Park gross margin(1)	66.5%	66.2%	0.5%	66.6%	66.7%	(0.1%)
Same Park weighted average occupancy	92.0%	91.6%	0.4%	92.0%	91.6%	0.4%
Non-Same Park weighted average occupancy	85.0%	81.1%	4.8%	82.9%	81.6%	1.6%
Same Park annualized realized rent per square foot(2)	15.28	15.10	1.2%	15.16	15.02	0.9%

(1)	Computed by dividing Same Park NOI by Same Park rental income.
(2)	Represents the annualized Same Park rental income earned per occupied square foot.

Supplemental Property Data and Trends: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income prior to depreciation and amortization (defined as “NOI” for purposes of the following tables) from continuing operations is summarized for the three and nine months ended September 30, 2013 and 2012 by region below. See “Results of Operations” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following tables summarize the Same Park operating results by region for the three and nine months ended September 30, 2013 and 2012. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2011, and the impact of such is included in Non-Same Park facilities in the table below. As part of the table below, we have reconciled total NOI to income from continuing operations (in thousands):

Three Months Ended September 30, 2013 and 2012:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	September 30,	September 30,	Increase	September 30,	September 30,	Increase	September 30,	September 30,	Increase
Region	2013	2012	(Decrease)	2013	2012	(Decrease)	2013	2012	(Decrease)
Same Park
Northern California	$4,966	$4,707	5.5%	$1,785	$1,596	11.8%	$3,181	$3,111	2.3%
Southern California	13,573	13,124	3.4%	4,924	4,803	2.5%	8,649	8,321	3.9%
Virginia	19,667	19,662	0.0%	5,901	6,069	(2.8%)	13,766	13,593	1.3%
Florida	8,052	7,829	2.8%	2,545	2,572	(1.0%)	5,507	5,257	4.8%
Northern Texas	4,155	4,245	(2.1%)	1,309	1,434	(8.7%)	2,846	2,811	1.2%
Southern Texas	4,285	4,057	5.6%	1,468	1,449	1.3%	2,817	2,608	8.0%
Maryland	12,256	12,356	(0.8%)	4,169	4,034	3.3%	8,087	8,322	(2.8%)
Washington	2,141	1,986	7.8%	666	681	(2.2%)	1,475	1,305	13.0%
Oregon	4,725	4,710	0.3%	1,759	1,749	0.6%	2,966	2,961	0.2%
Arizona	1,495	1,402	6.6%	683	678	0.7%	812	724	12.2%

Total Same Park	$75,315	$74,078	1.7%	$25,209	$25,065	0.6%	$50,106	$49,013	2.2%

Non-Same Park
Northern California	11,195	11,187	0.1%	3,409	3,484	(2.2%)	7,786	7,703	1.1%
Virginia	987	880	12.2%	328	343	(4.4%)	659	537	22.7%
Florida	131	42	211.9%	51	72	(29.2%)	80	(30)	366.7%
Northern Texas	711	250	184.4%	324	88	268.2%	387	162	138.9%
Southern Texas	508	—	100.0%	157	—	100.0%	351	—	100.0%
Washington	925	583	58.7%	423	242	74.8%	502	341	47.2%

Total Non-Same Park	14,457	12,942	11.7%	4,692	4,229	10.9%	9,765	8,713	12.1%

Total	$89,772	$87,020	3.2%	$29,901	$29,294	2.1%	$59,871	$57,726	3.7%

Reconciliation of NOI to income from continuing operations

Total NOI							$59,871	$57,726	3.7%
Other income and (expenses):
Facility management fees							162	159	1.9%
Interest and other income							63	37	70.3%
Interest and other expense							(4,017)	(5,172)	(22.3%)
Depreciation and amortization							(26,597)	(26,884)	(1.1%)
General and administrative							(2,635)	(2,240)	17.6%

Income from continuing operations							$26,847	$23,626	13.6%

Nine Months Ended September 30, 2013 and 2012:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	September 30,	September 30,	Increase	September 30,	September 30,	Increase	September 30,	September 30,	Increase
Region	2013	2012	(Decrease)	2013	2012	(Decrease)	2013	2012	(Decrease)
Same Park
Northern California	$15,124	$14,483	4.4%	$5,172	$4,665	10.9%	$9,952	$9,818	1.4%
Southern California	40,322	38,962	3.5%	13,752	13,282	3.5%	26,570	25,680	3.5%
Virginia	58,690	58,748	(0.1%)	18,326	18,804	(2.5%)	40,364	39,944	1.1%
Florida	23,933	23,590	1.5%	7,903	7,527	5.0%	16,030	16,063	(0.2%)
Northern Texas	12,482	12,689	(1.6%)	4,151	4,294	(3.3%)	8,331	8,395	(0.8%)
Southern Texas	13,018	12,188	6.8%	4,442	4,258	4.3%	8,576	7,930	8.1%
Maryland	36,083	36,734	(1.8%)	11,984	11,684	2.6%	24,099	25,050	(3.8%)
Washington	6,269	6,083	3.1%	1,963	2,001	(1.9%)	4,306	4,082	5.5%
Oregon	14,003	13,318	5.1%	5,242	5,186	1.1%	8,761	8,132	7.7%
Arizona	4,238	4,327	(2.1%)	1,919	1,926	(0.4%)	2,319	2,401	(3.4%)

Total Same Park	$224,162	$221,122	1.4%	$74,854	$73,627	1.7%	$149,308	$147,495	1.2%

Non-Same Park
Northern California	33,166	32,107	3.3%	9,839	9,913	(0.7%)	23,327	22,194	5.1%
Virginia	2,938	2,678	9.7%	933	968	(3.6%)	2,005	1,710	17.3%
Florida	256	82	212.2%	143	170	(15.9%)	113	(88)	228.4%
Northern Texas	1,385	752	84.2%	525	206	154.9%	860	546	57.5%
Southern Texas	1,438	—	100.0%	483	—	100.0%	955	—	100.0%
Washington	2,477	583	324.9%	1,228	242	407.4%	1,249	341	266.3%

Total Non-Same Park	41,660	36,202	15.1%	13,151	11,499	14.4%	28,509	24,703	15.4%

Total	$265,822	$257,324	3.3%	$88,005	$85,126	3.4%	$177,817	$172,198	3.3%

Reconciliation of NOI to income from continuing operations

Total NOI							$177,817	$172,198	3.3%
Other income and (expenses):
Facility management fees							477	489	(2.5%)
Interest and other income							175	160	9.4%
Interest and other expense							(12,566)	(15,733)	(20.1%)
Depreciation and amortization							(80,187)	(81,326)	(1.4%)
General and administrative							(7,404)	(6,925)	6.9%

Income from continuing operations							$78,312	$68,863	13.7%

The following table summarizes Same Park weighted average occupancy rates and annualized realized rent per square foot by region for the three and nine months ended September 30, 2013 and 2012.

Three Months Ended September 30, 2013 and 2012:

				Annualized Realized
	Weighted Average Occupancy Rates			Rent Per Square Foot
Region	2013	2012	Change	2013	2012	Change
Northern California	91.3%	91.8%	(0.5%)	$11.97	$11.28	6.1%
Southern California	93.0%	90.7%	2.5%	$14.65	$14.52	0.9%
Virginia	91.4%	91.2%	0.2%	$22.06	$22.10	(0.2%)
Florida	95.7%	95.7%	—	$9.17	$8.91	2.9%
Northern Texas	89.9%	93.6%	(4.0%)	$10.94	$10.73	2.0%
Southern Texas	91.6%	90.8%	0.9%	$12.55	$11.99	4.7%
Maryland	86.9%	87.4%	(0.6%)	$23.99	$24.04	(0.2%)
Washington	94.5%	90.6%	4.3%	$17.39	$16.83	3.3%
Oregon	90.3%	90.5%	(0.2%)	$15.93	$15.84	0.6%
Arizona	95.5%	90.8%	5.2%	$9.22	$9.10	1.3%
Total Same Park	92.0%	91.6%	0.4%	$15.28	$15.10	1.2%

Nine Months Ended September 30, 2013 and 2012:

				Annualized Realized
	Weighted Average Occupancy Rates			Rent Per Square Foot
Region	2013	2012	Change	2013	2012	Change
Northern California	91.3%	91.3%	—	$12.15	$11.63	4.5%
Southern California	92.0%	90.4%	1.8%	$14.66	$14.42	1.7%
Virginia	91.4%	90.8%	0.7%	$21.94	$22.11	(0.8%)
Florida	95.8%	96.4%	(0.6%)	$9.07	$8.89	2.0%
Northern Texas	89.7%	94.4%	(5.0%)	$10.98	$10.60	3.6%
Southern Texas	95.0%	91.7%	3.6%	$12.25	$11.89	3.0%
Maryland	87.3%	87.3%	—	$23.43	$23.85	(1.8%)
Washington	94.4%	90.7%	4.1%	$17.00	$17.16	(0.9%)
Oregon	90.5%	88.4%	2.4%	$15.70	$15.29	2.7%
Arizona	92.2%	91.0%	1.3%	$9.03	$9.34	(3.3%)
Total Same Park	92.0%	91.6%	0.4%	$15.16	$15.02	0.9%

Rental Income: Rental income increased $2.8 million from $87.0 million for the three months ended September 30, 2012 to $89.8 million for the three months ended September 30, 2013 as a result of a $1.5 million increase in rental income from Non-Same Park facilities combined with an increase in rental income from the Same Park portfolio of $1.2 million. Rental income increased $8.5 million from $257.3 million for the nine months ended September 30, 2012 to $265.8 million for the nine months ended September 30, 2013 as a result of a $5.5 million increase in rental income from Non-Same Park facilities combined with an increase in rental income from the Same Park portfolio of $3.0 million. The three and nine month increases were driven by increases in occupancy as well as the acquisition of additional parks.

Facility Management Fees: Facility management fees, derived from Public Storage (“PS”), account for a small portion of the Company’s revenues. During the three months ended September 30, 2013, $162,000 of revenue was recognized from facility management fees compared to $159,000 for the same period in 2012. During the nine months ended September 30, 2013, $477,000 in revenue was recognized from facility management fees compared to $489,000 for the same period in 2012.

Cost of Operations: Cost of operations for the three months ended September 30, 2013 was $29.9 million compared to $29.3 million for the three months ended September 30, 2012, an increase of $607,000 million, or 2.1% as a result of an increase in cost of operations from Non-Same Park facilities of $463,000 combined with an increase in costs of operations from the Same Park portfolio of $144,000. The increase in Same Park costs of operation was primarily due to increases in compensation and utility costs, partially offset by decreases in repairs and maintenance and insurance costs. Cost of operations increased $2.9 million, or 3.4% from $85.1 million to $88.0 million for the nine months ended September 30, 2013 over the same period in 2012 as a result of an increase in cost of operations from the Non-Same Park portfolio of $1.7 million combined with an increase in cost of operations from Same Park facilities of $1.2 million. The nine month increase in Same Park cost of operations was driven by increases in compensation and snow removal costs and property taxes.

Depreciation and Amortization Expense: Depreciation and amortization expense was $26.6 million for the three months ended September 30, 2013 compared to $26.9 million for the same period in 2012. Depreciation and amortization expense for the nine months ended September 30, 2013 was $80.2 million compared to $81.3 million for the same period in 2012.

General and Administrative Expenses: For the three months ended September 30, 2013, general and administrative expenses increased $395,000, or 17.6%, over the same period in 2012. For the nine months ended September 30, 2013, general and administrative expenses increased $479,000, or 6.9%, over the same period in 2012. The three and nine month increase was primarily due to compensation costs. Additionally, the nine month increase was also due to amortization of the long term incentive plan partially offset by a decrease in redemption notification costs related to preferred equity redemptions reported in 2012.

Interest and Other Expense: Interest and other expense was $4.0 million for the three months ended September 30, 2013 compared to $5.2 million for the same period in 2012. Interest and other expense was $12.6 million and $15.7 million for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013, interest and other expense included accelerated amortization of commitment fees of $183,000 as a result of the $110.0 million reduction of the term loan balance. The three and nine month decrease in interest and other expense were primarily attributable to the reduction of the term loan balance and repayment of mortgage notes payable of $18.1 million during the nine months ended September 30, 2013 combined with no borrowings on the credit facility partially offset with the accelerated amortization of commitment fees.

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $2.7 million and $1.6 million of allocated income to common unit holders for the three months ended September 30, 2013 and 2012, respectively. Net income allocable to noncontrolling interests was $7.9 million of allocated income to common unit holders for the nine months ended September 30, 2013 compared to $3.4 million of allocated income ($323,000 allocated to preferred unit holders and $3.0 million allocated to common unit holders) for the nine months ended September 30, 2012. The increase in net income allocable to noncontrolling interests for the three and nine months was primarily due to the net impact of non-cash preferred equity transactions reported in 2012 combined with an increase in net operating income in 2013.

Liquidity and Capital Resources

Cash and cash equivalents increased $5.1 million from $12.9 million at December 31, 2012 to $18.0 million at September 30, 2013 for the reasons noted below.

Net cash provided by operating activities for the nine months ended September 30, 2013 and 2012 was $165.8 million and $158.0 million, respectively. The increase of $7.8 million in net cash provided by operating activities was primarily due to an increase in net operating income of $5.6 million combined with a decrease in interest expense of $3.2 million. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders for the foreseeable future.

Net cash used in investing activities was $57.4 million and $81.0 million for the nine months ended September 30, 2013 and 2012, respectively. The change was primarily due to a decrease in cash paid of $22.7 million for acquisitions combined with a decrease in capital improvements of $829,000. The Company paid $14.4 million for an acquisition in Dallas, Texas in 2013 compared to $37.1 million for an acquisition in Kent Valley, Washington in 2012.

Net cash used in financing activities was $103.3 million for the nine months ended September 30, 2013 compared to net cash provided by financing activities of $77.7 million for the nine months ended September 30, 2012. The change was primarily due to a reduction in net proceeds from preferred equity transactions of $281.2 million partially offset by net debt repayment of $128.1 million for the nine months ended September 30, 2013 compared to $235.6 million in the same period of 2012.

As of September 30, 2013, the Company had outstanding mortgage notes payable of $250.0 million compared to $268.1 million at December 31, 2012. See Notes 5 and 6 to the consolidated financial statements for a summary of the Company’s outstanding borrowings as of September 30, 2013.

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) which matures on August 1, 2015. The Credit Facility has a borrowing limit of $250.0 million. The rate of interest charged on borrowings is equal to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.00% to LIBOR plus 1.85% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 1.10%. In addition, the Company is required to pay an annual facility fee ranging from 0.15% to 0.45% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). The Company had no balance outstanding on the Credit Facility at September 30, 2013 and December 31, 2012. The Company had $561,000 and $791,000 of unamortized commitment fees as of September 30, 2013 and December 31, 2012, respectively. The Credit Facility requires the Company to meet certain covenants, all of which the Company was in compliance with September 30, 2013. Interest on outstanding borrowings is payable monthly. The maturity date of the Credit Facility can be extended by one year at the Company’s election.

The Company has a term loan with Wells Fargo, as Administrative Agent (the “Term Loan”). Pursuant to the Term Loan, the Company borrowed $250.0 million for a three year term maturing December 31, 2014. The maturity date of the Term Loan Agreement can be extended by one year at the Company’s election. Interest on the amounts borrowed under the Term Loan accrues based on an applicable rate ranging from LIBOR plus 1.15% to LIBOR plus 2.25% depending on the Company’s credit ratings. Currently, the Company’s rate under the Term Loan is LIBOR plus 1.20%. The Company had $90.0 million outstanding on the Term Loan at an interest rate of 1.38% at September 30, 2013 and $200.0 million outstanding at an interest rate of 1.41% at December 31, 2012. The Company had $105,000 and $383,000 of unamortized commitment fees as of September 30, 2013 and December 31, 2012, respectively. During the nine months ended September 30, 2013, the Company reduced the balance on the Term Loan by $110.0 million and accordingly recorded accelerated amortization of commitment fees of $183,000. The covenants and events of default contained in the Credit Facility are incorporated into the Term Loan by reference, and the Term Loan is cross-defaulted to the Credit Facility. The Term Loan can be repaid in full or part at any time prior to its maturity without penalty.

The Company’s preferred equity outstanding increased to 26.9% of its market capitalization during the nine month ended September 30, 2013. The Company used the net proceeds from the issuance of preferred stock to reduce its outstanding unsecured Term Loan during the nine months ended September 30, 2013. As of September 30, 2013, the Company had one fixed-rate mortgage note totaling $250.0 million and an outstanding balance on the Term Loan of $90.0 million, which collectively represented 9.2% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding debt and (3) the total number of common shares and common units outstanding at September 30, 2013 multiplied by the closing price of the stock on that date. The interest rate for the mortgage note is 5.45% per annum. The Company had 21.5% of its properties, in terms of net book value, encumbered at September 30, 2013.

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

Repurchase of Common Stock: The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Since inception of the program, the Company has repurchased an aggregate of 4.9 million shares of common stock at an aggregate cost of $183.9 million or an average cost per share of $37.64. Under existing board authorizations, the Company can repurchase an additional 1.6 million shares. No shares of common stock were repurchased under this program during the nine months ended September 30, 2013 or for the year ended December 31, 2012.

Mortgage Note Repayment: In January, 2013, the Company repaid two mortgage notes payable totaling $18.1 million with a combined weighted average stated interest rate of 5.60%.

In November, 2012, the Company repaid $13.2 million on a mortgage note with a stated interest rate of 5.73%.

Capital Expenditures: The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the nine months ended September 30, 2013 and 2012, the Company expended $36.1 million and $39.6 million, respectively, in recurring capital expenditures, or $1.28 and $1.45 per weighted average square foot owned, respectively. Tenant improvement amounts exclude those amounts reimbursed by the tenant. Nonrecurring capital improvements include property renovations and expenditures related to repositioning acquisitions. The following table depicts capital expenditures (in thousands):

	For The Nine Months
	Ended September 30,
	2013	2012
Recurring capital expenditures
Capital improvements	$8,194	$6,537
Tenant improvements	21,757	28,081
Lease commissions	6,106	4,986

Total recurring capital expenditures	36,057	39,604

Nonrecurring capital improvements	6,741	4,234

Total capital expenditures	$42,798	$43,838

Capital expenditures on a per square foot owned basis are as follows:

	For The Nine Months
	Ended September 30,
	2013	2012
Recurring capital expenditures
Capital improvements	$0.29	$0.24
Tenant improvements	0.77	1.03
Lease commissions	0.22	0.18

Total recurring capital expenditures	1.28	1.45

Nonrecurring capital improvements	0.24	0.15

Total capital expenditures	$1.52	$1.60

For the nine months ended September 30, 2013, recurring capital expenditures decreased $3.5 million, or 9.0%, over the same period in 2012 primarily due to cash paid for several significant tenant improvement projects within the Same Park portfolio in 2012. The increase in nonrecurring capital expenditures of $2.5 million, or 59.2%, was due to the stabilization of acquisitions.

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

The Company’s funding strategy has been to primarily use permanent capital, including common and preferred stock, along with internally generated retained cash flows to meet its liquidity needs. In addition, the Company may sell properties that no longer meet its investment criteria. From time to time, the Company may use its Credit Facility or other forms of debt to facilitate real estate acquisitions or other capital allocations. The Company targets a minimum ratio of FFO to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense. Preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the nine months ended September 30, 2013, the FFO to fixed charges and preferred distributions coverage ratio was 3.0 to 1.0, excluding the charge for the issuance costs related to the redemption of preferred equity.

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

FFO for the Company is computed as follows (in thousands):

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Net income allocable to common shareholders	$9,001	$5,172	$26,252	$10,049
Depreciation and amortization (1)	26,597	26,884	80,187	81,422
Net income allocable to noncontrolling interests — common units	2,696	1,557	7,875	3,031
Net income allocable to restricted stock unit holders	28	30	91	106

FFO allocable to common and dilutive shares	38,322	33,643	114,405	94,608

FFO allocated to noncontrolling interests — common units	(8,808)	(7,761)	(26,321)	(21,851)
FFO allocated to restricted stock unit holders	(111)	(109)	(342)	(323)

FFO allocated to common shares	$29,403	$25,773	$87,742	$72,434

Weighted average common shares outstanding	24,386	24,257	24,351	24,216
Weighted average common operating partnership units outstanding	7,305	7,305	7,305	7,305
Weighted average restricted stock units outstanding	92	103	95	108
Weighted average common share equivalents outstanding	86	93	101	93

Total common and dilutive shares	31,869	31,758	31,852	31,722

FFO per common and dilutive share	$1.20	$1.06	$3.59	$2.98
Acquisition transaction costs	0.01	0.01	0.01	0.01
Non-cash distributions related to the redemption of preferred equity	—	0.12	—	0.54

FFO per common and dilutive share, as adjusted	$1.21	$1.19	$3.60	$3.53

(1)	Includes depreciation from discontinued operations.

In order to provide a meaningful period-to-period comparison of FFO derived from the Company’s ongoing business operations, the table above reconciles reported FFO to adjusted FFO, which excludes the impact of non-cash distributions related to the redemption of preferred equity and acquisition transaction costs on the Company’s FFO per common and dilutive share for the three and nine months ended September 30, 2013 and 2012. Non-cash distributions related to the redemption of preferred equity of $3.8 million and $17.3 million were included in net income allocable to preferred equity holders for the three and nine months ended September 30, 2012, respectively. Acquisition transaction costs were $153,000 and $158,000 for the three and nine months ended September 30, 2013 and 2012, respectively.

FFO allocable to common and dilutive shares increased $4.7 million and $19.8 million, respectively, for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The three and nine month increase was primarily due to the increase in net operating income in both the Same Park and Non-Same Park facilities partially offset by an increase in preferred equity distributions as the Company has replaced short-term debt with perpetual preferred equity.

Related Party Transactions: At September 30, 2013, PS owned 25.4% of the outstanding shares of the Company’s common stock and 24.1% of the outstanding common units of the Operating Partnership (100.0% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 42.6% of the outstanding shares of the Company’s common stock. Ronald L. Havner, Jr., the Company’s chairman, is also the Chairman of the Board, Chief Executive Officer and President of PS. Gary E. Pruitt, an independent director of the Company is also a trustee of PS.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services, which were allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $108,000 and $110,000 for the three months ended September 30, 2013 and 2012, respectively and $324,000 and $331,000 for the nine months ended September 30, 2013 and 2012, respectively. In addition, the Company provides property management services for properties owned by PS for a management fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contract with PS totaled $162,000 and $159,000 for the three months ended September 30, 2013 and 2012, respectively and $477,000 and $489,000 for the nine months ended September 30, 2013 and 2012, respectively. PS also provides property management services for the self-storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contract with PS totaled $15,000 and $14,000 for the three months ended September 30, 2013 and 2012, respectively and $43,000 and $41,000 for the nine months ended September 30, 2013 and 2012, respectively.

On October 1, 2013, the Company lent PS $100.0 million pursuant to the terms of a term loan agreement. The loan, which could be repaid without penalty at any point prior to its maturity date of November 29, 2013, was repaid in full on October 18, 2013. Interest on the loan was at a rate of 1.388%. The loan was funded, in part, with borrowings on the Credit Facility. Interest income, under this note receivable, of $66,000 will be recorded during the three months ended December 31, 2013.

The PS Business Parks name and logo is owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six-months written notice.

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.

Contractual Obligations: The Company is scheduled to pay cash dividends of $60.5 million per year on its preferred equity outstanding as of September 30, 2013. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company, from time to time, will use debt financing to facilitate acquisitions. In connection with a portfolio acquisition in 2011, the Company assumed a $250.0 million mortgage note and obtained a $250.0 million term loan. As a result of the acquisition, the Company’s debt as a percentage of total equity (based on book values) was 19.8% as of September 30, 2013.

The Company’s market risk sensitive instruments include a mortgage note of $250.0 million and the outstanding balance on the Term Loan of $90.0 million as of September 30, 2013. The Company’s mortgage note bear interest at a fixed rate of 5.45% at September 30, 2013. The Term Loan bears interest at variable rates which is currently LIBOR plus 1.20%. See Notes 2, 5 and 6 to consolidated financial statements for terms, valuations and approximate principal maturities of the mortgage notes payable, Credit Facility and Term Loan as of September 30, 2013. Based on borrowing rates currently available to the Company, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2013, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2013, there were no shares of the Company’s common stock repurchased. As of September 30, 2013, 1,614,721 shares remain available for purchase under the program.

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

Dated: October 29, 2013

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