Form 10-K
period 2013-12-31
PS BUSINESS PARKS INC/CA
filed 2014-02-24
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 1-10709

PS BUSINESS PARKS, INC.

(Exact name of registrant as specified in its charter)

California	95-4300881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Western Avenue, Glendale, California 91201-2349

(Address of principal executive offices) (Zip Code)

818-244-8080

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.875% Cumulative Preferred Stock, Series R, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.450% Cumulative Preferred Stock, Series S, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.000% Cumulative Preferred Stock, Series T, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 5.750% Cumulative Preferred Stock, Series U, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 5.700% Cumulative Preferred Stock, Series V, $0.01 par value per share	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,321,085,851 based on the closing price as reported on that date.

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 17, 2014 (the latest practicable date): 26,849,822.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including but not limited to: (a) changes in general economic and business conditions; (b) decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases; (c) tenant defaults; (d) the effect of the recent credit and financial market conditions; (e) our failure to maintain our status as a real estate investment trust (“REIT”); (f) the economic health of our tenants; (g) increases in operating costs; (h) casualties to our properties not covered by insurance; (i) the availability and cost of capital; (j) increases in interest rates and its effect on our stock price; (k) other factors discussed under the heading “Item 1A. Risk Factors”. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.

The Company

PS Business Parks, Inc. (“PSB”) is a fully-integrated, self-advised and self-managed REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office and industrial parks. PS Business Parks, L.P. (the “Operating Partnership”) is a California limited partnership, which owns directly or indirectly substantially all of our assets and through which we conduct substantially all of our business. Unless otherwise indicated or unless the context requires otherwise, all references to “the Company,” “we,” “us,” “our,” and similar references mean PS Business Parks, Inc. and its subsidiaries, including the Operating Partnership. PSB is the sole general partner of the Operating Partnership and, as of December 31, 2013, owned 77.7% of the common partnership units. The remaining common partnership units are owned by Public Storage (“PS”). Assuming issuance of PSB common stock upon redemption of the common partnership units held by PS, PS would own 42.3% of the outstanding shares of the Company’s common stock. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership.

As of December 31, 2013, the Company owned and operated 29.7 million rentable square feet of commercial space, comprising 108 business parks, located in eight states: Arizona, California, Florida, Maryland, Oregon, Texas, Virginia and Washington. The Company focuses on owning concentrated business parks which provide the Company with the greatest flexibility to meet the needs of its customers. The Company also manages 1.2 million rentable square feet on behalf of PS.

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

From January, 2011 through December, 2013, the Company acquired 8.3 million square feet of multi-tenant flex, office and industrial parks, which consists of Non-Same Park as defined on page 28, for an aggregate purchase price of $721.5 million. The table below reflects the assets acquired during this period (in thousands):

Property	Date Acquired	Location	Purchase Price	Square Feet	Occupancy at December 31, 2013
Bayshore Corporate Center	December, 2013	San Mateo, California	$60,500	340	81.8%
Valwood Business Park	November, 2013	Dallas, Texas	12,425	245	84.2%
Dallas Flex Portfolio	October, 2013	Dallas, Texas	27,900	559	69.0%
Arapaho Business Park	July, 2013	Dallas, Texas	14,750	389	69.6%

Total 2013 Acquisitions			115,575	1,533	74.4%

Austin Flex Buildings	December, 2012	Austin, Texas	14,900	226	100.0%
212th Business Park	July, 2012	Kent Valley, Washington	37,550	958	69.1%

Total 2012 Acquisitions			52,450	1,184	75.0%

Northern California Portfolio	December, 2011	East Bay, California	520,000	5,334	94.0%
Royal Tech	October, 2011	Las Colinas, Texas	2,835	80	100.0%
MICC — Center 22	August, 2011	Miami, Florida	3,525	46	100.0%
Warren Building	June, 2011	Tysons, Virginia	27,100	140	89.9%

Total 2011 Acquisitions			553,460	5,600	94.0%

Total			$721,485	8,317	87.7%

At the beginning of 2013, the Company reclassified a 125,000 square foot building located in Northern Virginia to land and building held for development as the Company intends to redevelop the property. In conjunction with the reclassification, the Company ceased depreciation of the asset. In July, 2013, the Company entered into a joint venture agreement with a real estate development company to pursue a multifamily development on the property. During the entitlement phase, all costs related to the pre-development will be split evenly between the Company and its joint venture partner. The Company will contribute the property to the joint venture upon completion of the entitlement phase. The asset and capitalized development costs were $16.2 million and $15.4 million at December 31, 2013 and December 31, 2012, respectively. For the year ended December 31, 2013, the Company capitalized costs of $753,000 related to this development, of which $359,000 related to capitalized interest costs.

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

From 1998 through 2010, the Company acquired 18.1 million square feet of commercial space, developed an additional 575,000 square feet and sold 2.0 million square feet along with some parcels of land.

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 1990. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the net income that is currently distributed to its shareholders.

The Company’s principal executive offices are located at 701 Western Avenue, Glendale, California 91201-2349. The Company’s telephone number is (818) 244-8080. The Company maintains a website with the address www.psbusinessparks.com. The information contained on the Company’s website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (the “SEC”).

Business of the Company: The Company is in the commercial property business, with 108 business parks consisting of multi-tenant flex, industrial and office space. The Company owns 16.5 million square feet of flex space. The Company defines “flex” space as buildings that are configured with a combination of warehouse and office space and can be designed to fit a wide variety of uses. The warehouse component of the flex space has a number of uses including light manufacturing and assembly, storage and warehousing, showroom, laboratory, distribution and research and development activities. The office component of flex space is complementary to the warehouse component by enabling businesses to accommodate management and production staff in the same facility. The Company owns 8.4 million square feet of industrial space that has characteristics similar to the warehouse component of the flex space as well as ample dock access. In addition, the Company owns 4.8 million square feet of low-rise office space, generally either in business parks that combine office and flex space or in submarkets where the market demand is more office focused.

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

The tenant base for the Company’s facilities is diverse. The portfolio can be bifurcated into those facilities that service small to medium-sized businesses and those that service larger businesses. Approximately 35.8% of in-place rents from the portfolio are derived from facilities that serve small to medium-sized businesses. A property in this facility type is typically divided into units ranging in size from 500 to 4,999 square feet and leases generally range from one to three years. The remaining 64.2% of in-place rents from the portfolio are derived from facilities that serve larger businesses, with units greater than or equal to 5,000 square feet. The Company also has several tenants that lease space in multiple buildings and locations. The U.S. Government is the largest tenant with multiple leases encompassing approximately 881,000 square feet or 6.2% of the Company’s annualized rental income.

The Company currently owns properties in eight states and it may expand its operations to other states or reduce the number of states in which it operates. Properties are acquired for both income and potential capital appreciation; there is no limitation on the amount that can be invested in any specific property.

The Company owns land which may be used for the development of commercial properties. The Company owns approximately 14.0 acres of such land in Dallas, Texas, 11.5 acres in Portland, Oregon and 6.4 acres in Northern Virginia as of December 31, 2013.

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

The Company is the sole general partner of the Operating Partnership. As of December 31, 2013, the Company owned 77.7% of the common partnership units of the Operating Partnership, and the remainder of such common partnership units were owned by PS. The common units owned by PS may be redeemed by PS from time to time, subject to the provisions of our charter, for cash or, at our option, shares of our common stock on a one-for-one basis. Also as of December 31, 2013, in connection with the Company’s issuance of publicly traded Cumulative Preferred Stock, the Company owned 39.8 million preferred units of the Operating Partnership of various series with an aggregate redemption value of $995.0 million with terms substantially identical to the terms of the publicly traded depositary shares each representing 1/1,000 of a share of 5.700% to 6.875% Cumulative Preferred Stock of the Company.

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

Common Officers and Directors with PS

Ronald L. Havner, Jr., Chairman of the Company, is also the Chairman of the Board, Chief Executive Officer and President of PS. Gary E. Pruitt, an independent director of the Company is also a trustee of PS. Other employees of PS render services to the Company pursuant to the cost sharing and administrative services agreement.

Property Management Services

The Company manages commercial properties owned by PS, which are generally adjacent to self-storage facilities, for a management fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenue derived from this management contract with PS totaled $639,000, $649,000 and $684,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

PS also provides property management services for the self-storage component of two assets owned by the Company. These self-storage facilities, located in Palm Beach County, Florida, operate under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days’ notice. Management fee expenses under the contract were $59,000, $55,000 and $52,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Management

Joseph D. Russell, Jr. leads the Company’s senior management team. Mr. Russell is President and Chief Executive Officer of the Company. The Company’s senior management includes: John W. Petersen, Executive Vice President and Chief Operating Officer; Edward A. Stokx, Executive Vice President and Chief Financial Officer; Maria R. Hawthorne, Executive Vice President, Chief Administrative Officer; Trenton A. Groves, Vice President and Corporate Controller; Coby A. Holley, Vice President (Pacific Northwest Division); Robin E. Mather, Vice President (Southern California Division); William A. McFaul, Vice President (Washington Metro Division); Ross K. Parkin, Vice President, Acquisitions and Dispositions; Eddie F. Ruiz, Vice President and Director of Facilities; Viola I. Sanchez, Vice President (Southeast Division); Richard E. Scott, Vice President (Northern California Division); Eugene Uhlman, Vice President, Construction Management; and David A. Vicars, Vice President (Midwest Division).

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

Maximize Net Cash Flow of Existing Properties: The Company seeks to maximize the net cash flow generated by its properties by (i) maximizing average occupancy rates, (ii) achieving the highest possible levels of realized rents per occupied square foot, (iii) controlling its operating cost structure by improving operating efficiencies and economies of scale and (iv) minimizing recurring capital expenditures required to maintain and improve occupancy. The Company believes that its experienced property management personnel and comprehensive systems combined with increasing economies of scale enhance the Company’s ability to meet these goals. The Company seeks to increase occupancy rates and realized rents per square foot by providing its field personnel with incentives to lease space to credit tenants and to maximize the return on investment in each lease transaction.

Focus on Targeted Markets: The Company intends to continue investing in markets that have characteristics which enable them to be competitive economically. The Company believes that markets with some combination of above average population growth, job growth, higher education levels and personal income will produce better overall economic returns. The Company targets parks in high barrier to entry markets that are close to critical infrastructure, middle to high income housing, universities and have easy access to major transportation arteries.

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

Provide Superior Property Management: The Company seeks to provide a superior level of service to its tenants in order to maintain occupancy and increase rental rates, as well as minimize customer turnover. The Company’s property management offices are located either on-site or regionally, providing tenants with convenient access to management and helping the Company maintain its properties and while conveying a sense of quality, order and security. The Company has significant experience in acquiring properties managed by others and thereafter improving tenant satisfaction, occupancy levels, retention rates and rental income by implementing established tenant service programs.

Financing Strategy

The Company’s primary objective in its financing strategy is to maintain financial flexibility and a low risk capital structure. Key elements of this strategy are:

Retain Operating Cash Flow: The Company seeks to retain significant funds (after funding its distributions and capital improvements) for additional investments. During the years ended December 31, 2013 and 2012, the Company distributed 34.3% and 41.4%, respectively, of its funds from operations (“FFO”) to common shareholders/unit holders. FFO is computed in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income, computed in accordance with U.S. generally accepted accounting principles (“GAAP”), before depreciation, amortization, gains or losses on asset dispositions, net income allocable to noncontrolling interests — common units, net income allocable to restricted stock unit holders, impairment charges and nonrecurring items. FFO is a non-GAAP financial measure and should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results of operations. Other REITs may use different methods for calculating FFO and, accordingly, the Company’s FFO may not be comparable to other real estate companies’ funds from operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Non-GAAP Supplemental Disclosure Measure: Funds from Operations,” for a reconciliation of FFO and net income allocable to common shareholders and for additional information on why the Company presents FFO.

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

Debt Financing: The Company, from time to time, has used debt financing to facilitate real estate acquisitions and other capital allocations. The primary source of debt the Company has historically relied upon to provide short-term capital is its $250.0 million unsecured line of credit (the “Credit Facility”). In addition, during 2011, in connection with its $520.0 million portfolio acquisition in Northern California, the Company obtained a $250.0 million unsecured three-year term loan and assumed a $250.0 million mortgage note. During 2013, the Company repaid the remaining balance of $200.0 million on the unsecured three-year term loan. The $250.0 million mortgage note is an interest only mortgage that matures December, 2016.

Access to Capital: The Company targets a minimum ratio of FFO to combined fixed charges and preferred distributions paid of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest while preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the year ended December 31, 2013, the FFO to combined fixed charges and preferred distributions paid ratio was 3.2 to 1.0, excluding the charge for the issuance costs related to the redemptions of preferred equity. The Company believes that its financial position enables it to access capital to finance future growth. Subject to market conditions, the Company may add leverage to its capital structure.

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

Investments in Real Estate Facilities

As of December 31, 2013, the Company owned and operated 29.7 million rentable square feet comprised of 108 business parks in eight states compared to 28.2 million rentable square feet at December 31, 2012.

Summary of Business Model

The Company has a diversified portfolio. It is diversified geographically in eight states across the country and has a diversified customer mix by size and industry concentration. The Company believes that this diversification combined with a conservative financing strategy, focus on markets with strong demographics for growth and our operating strategy gives the Company a business model that mitigates risk and provides strong long-term growth opportunities.

Restrictions on Transactions with Affiliates

The Company’s Bylaws provide that the Company may engage in transactions with affiliates provided that a purchase or sale transaction with an affiliate is (i) approved by a majority of the Company’s independent directors and (ii) fair to the Company based on an independent appraisal or fairness opinion.

Borrowings

As of December 31, 2013, the Company had an outstanding mortgage note payable of $250.0 million compared to outstanding mortgage notes payable of $268.1 million at December 31, 2012. The decrease in outstanding mortgage notes payable was due to the maturity and repayment of two mortgage notes payable totaling $18.1 million in January, 2013. See Notes 5 and 6 to the consolidated financial statements for a summary of the Company’s outstanding borrowings as of December 31, 2013.

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) which matures on August 1, 2015. The Credit Facility has a borrowing limit of $250.0 million. The rate of interest charged on borrowings is equal to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.00% to LIBOR plus 1.85% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 1.10%. In addition, the Company is required to pay an annual facility fee ranging from 0.15% to 0.45% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). The Company had no balance outstanding on the Credit Facility at December 31, 2013 and 2012. The Company had $485,000 and $791,000 of unamortized commitment fees as of December 31, 2013 and 2012, respectively. The Credit Facility requires the Company to meet certain covenants, with all of which the Company was in compliance at December 31, 2013 and 2012. Interest on outstanding borrowings is payable monthly. The maturity date of the Credit Facility can be extended by one year at the Company’s election.

The Company had a term loan with Wells Fargo (the “Term Loan”). Pursuant to the Term Loan, the Company borrowed $250.0 million for a three year term through December 31, 2014. The Term Loan was repaid in full in November, 2013. Interest on the amounts borrowed under the Term Loan accrued based on an applicable rate ranging from LIBOR plus 1.15% to LIBOR plus 2.25% depending on the Company’s credit ratings. During the years ended December 31, 2013 and 2012, the Company’s rate under the Term Loan was LIBOR plus 1.20%. The Company had $200.0 million outstanding on the Term Loan at an interest rate of 1.41% at December 31, 2012. The Company had $383,000 of unamortized commitment fees as of December 31, 2012 and amortized such amount in full in 2013 as a result of the repayment.

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

Employees

As of December 31, 2013, the Company employed 176 individuals, primarily personnel engaged in property operations.

Insurance

The Company believes that its properties are adequately insured. Facilities operated by the Company have historically been covered by comprehensive insurance, including fire, earthquake and liability coverage from nationally recognized carriers.

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

There is significant competition among commercial properties: Other commercial properties compete with our properties for tenants. Some of the competing properties may be newer and better located than our properties. Competition in the market areas in which many of our properties are located is significant and has affected our occupancy levels, rental rates and operating expenses. We also expect that new properties will be built in our markets. In addition, we compete with other buyers, some of which are larger than us, for attractive commercial properties. Therefore, we may not be able to grow as rapidly as we would like.

We may encounter significant delays and expense in re-letting vacant space, or we may not be able to re-let space at existing rates, in each case resulting in losses of income: When leases expire, we may incur expenses in retrofitting space and we may not be able to re-lease the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. As of December 31, 2013, 2,259 leases representing 27.1% of the leased square footage of our total portfolio or 25.3% of annualized rental income are scheduled to expire in 2014. While we have estimated our cost of renewing leases that expire in 2014, our estimates could be wrong. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.

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

We may be adversely affected if casualties to our properties are not covered by insurance: We could suffer uninsured losses or losses in excess of our insurance policy limits for occurrences such as earthquakes or hurricanes that adversely affect us or even result in loss of the property. Approximately 38.6% of our properties are located in California and are generally in areas that are subject to risks of earthquake-related damage. In the event of an earthquake, hurricane or other natural disaster, we might still remain liable on any mortgage debt or other unsatisfied obligations related to that property.

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

We have conducted preliminary environmental assessments of most of our properties (and conduct these assessments in connection with property acquisitions) to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties. These assessments generally consist of an investigation of environmental conditions at the property (including soil or groundwater sampling or analysis if appropriate), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. In connection with these property assessments, our operations and recent property acquisitions, we have become aware that prior operations or activities at some properties or from nearby locations have or may have resulted in contamination to the soil or groundwater at these properties. In circumstances where our environmental assessments disclose potential or actual contamination, we may attempt to obtain indemnifications and, in appropriate circumstances, we obtain limited environmental insurance in connection with the properties acquired, but we cannot assure you that such protections will be sufficient to cover actual future liabilities nor that our assessments have identified all such risks. Although we cannot provide any assurance, based on the preliminary environmental assessments, we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operations.

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

Debt and Equity Markets: Our results of operations and share price are sensitive to volatility in the credit markets. From time to time, the commercial real estate debt markets experience volatility as a result of various factors, including changing underwriting standards by lenders and credit rating agencies. This may result in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions. In addition, the state of the debt markets could have an effect on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and affect our ability to raise capital.

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

Valuations: Market volatility makes the valuation of our properties difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties, which could result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge in earnings.

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

During 2013, we acquired 1.5 million square feet for an aggregate purchase price of $115.6 million, and we will continue to seek to acquire additional multi-tenant flex, industrial and office properties where they meet our criteria. Our acquisitions and developments may not perform as expected, that we may be unable to quickly integrate new acquisitions and developments into our existing operations, and that any costs to develop projects or redevelop acquired properties may exceed estimates. As of December 31, 2013, the aggregate occupancy of the assets acquired in 2013 was 74.4%. If we are unable to lease the vacant square footage of these properties in a reasonable period of time, we may not be able to achieve our objective of enhancing value. Further, we face significant competition for suitable acquisition properties from other real estate investors, including other publicly traded real estate investment trusts and private institutional investors. As a result, we may be unable to acquire additional properties we desire or the purchase price for desirable properties may be significantly increased.

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

PS has significant influence over us.

Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 42.3% of the outstanding shares of the Company’s common stock at December 31, 2013. As of

December 31, 2013, PS owned 26.7% of the outstanding shares of the Company’s common stock and 22.3% of the outstanding common units of the Operating Partnership (100.0% of the common units not owned by the Company). In addition, the PS Business Parks name and logo is owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice. Ronald L. Havner, Jr., the Company’s chairman, is also Chairman of the Board, Chief Executive Officer and President of PS. Gary E. Pruitt, an independent director of the Company is also a trustee of PS. Consequently, PS has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the Operating Partnership. PS’s interest in such matters may differ from other shareholders. In addition, PS’s ownership may make it more difficult for another party to take over our Company without PS’s approval.

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

We are generally required under the Code to distribute at least 90% of our taxable income. Because of this distribution requirement, we may not be able to fund future capital needs, including any necessary building and tenant improvements, from operating cash flow. Consequently, we may need to rely on third-party sources of capital to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, our current and expected future earnings, our cash flow, and the market price per share of our common stock. If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, satisfy any debt service obligations, or make cash distributions to shareholders.

We are subject to laws and governmental regulations and actions that affect our operating results and financial condition.

Our business is subject to regulation under a wide variety of U.S. federal, state and local laws, regulations and policies including those imposed by the SEC, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the New York Stock Exchange, as well as applicable labor laws. Although we have policies and procedures designed to comply with applicable laws and regulations, failure to comply with the various laws and regulations may result in civil and criminal liability, fines and penalties, increased costs of compliance and restatement of our financial statements.

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

We are headquartered in, and approximately 38.6% of our properties are located in California, which has from time to time faced budgetary problems and deficits. Actions have been and may continue to be taken in response to these problems, such as increases in property taxes, changes to sales taxes or other governmental efforts to raise revenues, which could adversely impact our business and results of operations.

Holders of depositary shares, each representing 1/1,000 of a share of our outstanding preferred stock, have dividend, liquidation and other rights that are senior to the rights of the holders of shares of our common stock.

Our shares of preferred stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common stock. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common stock, shares of our preferred stock are entitled to receive a liquidation preference of $25,000 per share (or $25.00 per depositary share) plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. In addition, our preferred stockholders have the right to elect two additional directors to our board of directors whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

Future issuances by us of shares of our common stock may be dilutive to existing stockholders, and future sales of shares of our common stock may adversely affect the market price of our common stock.

Sales of substantial amounts of shares of our common stock in the public market (either by us or by PS), or issuances of shares of common stock in connection with redemptions of common units of our Operating Partnership, could adversely affect the market price of our common stock. During the year ended December 31, 2013, the Company completed a public offering of its common stock and may seek to engage in such offerings in the future. Offerings of common stock, including by us in connection with portfolio or other property acquisitions or by PS in secondary offerings, and the issuance of common units of the Operating Partnership in exchange for shares of common stock, could have an adverse effect on the market price of the shares of our common stock.

We rely on technology in our operations and failures, inadequacies or interruptions to our service could harm our business.

The execution of our business strategy is heavily dependent on the use of technologies and systems, including the Internet, to access, store, transmit, deliver and manage information and processes. Although we believe we have taken commercially reasonable steps to protect the security of our systems, there can be no assurance that such security measures will prevent failures, inadequacies or interruptions in system services, or that system security will not be breached. Disruptions in service, system shutdowns and security breaches could have a material adverse effect on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2013, the Company owned 108 business parks consisting of a geographically diverse portfolio of 29.7 million rentable square feet of commercial real estate which consists of 16.5 million square feet of flex space, 8.4 million square feet of industrial space and 4.8 million square feet of office space concentrated primarily in eight states consisting of California, Texas, Virginia, Florida, Maryland, Washington, Oregon and Arizona. The weighted average occupancy rate throughout 2013 was 89.9% and the realized rent per square foot was $13.91.

The following table reflects the geographical diversification of the 108 business parks owned by the Company as of December 31, 2013, the type of the rentable square footage and the weighted average occupancy rates throughout 2013 (except as set forth below, all of the properties are held in fee simple interest) (in thousands, except number of business parks):

	Number of Business Parks					Weighted Average Occupancy Rate
		Rentable Square Footage
State		Flex	Industrial	Office	Total
California (1)	49	5,787	4,618	1,076	11,481	90.4%
Texas (2)	23	4,447	231	—	4,678	89.9%
Virginia	17	1,947	—	2,093	4,040	91.0%
Florida	3	1,074	2,631	12	3,717	95.5%
Maryland	6	970	—	1,382	2,352	87.1%
Washington	3	493	958	28	1,479	71.8%
Oregon	3	1,126	—	188	1,314	90.5%
Arizona	4	679	—	—	679	93.1%

Total	108	16,523	8,438	4,779	29,740	89.9%

(1)	The Company has 4.8 million square feet in California that serves as collateral to a mortgage note payable. For more information, see Note 6 to the consolidated financial statements.

(2)	The Company owns two properties that are subject to ground leases in Las Colinas, Texas, expiring in 2019 and 2020, each with one 10 year extension option.

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

The Company evaluates the performance of its business parks primarily based on net operating income (“NOI”). NOI is defined by the Company as rental income as defined by GAAP less cost of operations as defined by GAAP, excluding depreciation and amortization. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them, as well as the investor, the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from NOI as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. Following the table below, we have reconciled total NOI to income from continuing operations, which we consider the most directly comparable financial measure calculated in accordance with GAAP. The following information illustrates rental income, cost of operations and NOI generated by the Company’s total portfolio in 2013, 2012 and 2011 by state and by property classifications. As a result of acquisitions and dispositions, certain properties were not held for the full year.

The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP. In order to provide a meaningful period-to-period comparison, the tables below exclude certain lease buyout payments noted below and amortization of the Long-Term Equity Incentive Plan (“LTEIP”) related to field leadership. The tables below also include a reconciliation of NOI to the most comparable amounts based on GAAP (in thousands):

	For the Year Ended December 31, 2013				For the Year Ended December 31, 2012				For the Year Ended December 31, 2011
	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total
Rental Income:
California	$70,642	$13,184	$34,896	$118,722	$68,397	$12,773	$33,210	$114,380	$54,205	$12,366	$8,517	$75,088
Texas	37,783	—	1,391	39,174	32,878	—	1,297	34,175	30,867	—	1,308	32,175
Virginia	33,373	48,942	—	82,315	34,341	48,096	—	82,437	32,829	42,030	—	74,859
Florida	11,414	210	20,672	32,296	10,686	206	20,649	31,541	10,592	235	20,250	31,077
Maryland	15,299	32,954	—	48,253	15,470	33,495	—	48,965	17,212	32,783	—	49,995
Washington	7,808	493	3,433	11,734	7,628	521	1,338	9,487	7,894	589	—	8,483
Oregon	15,179	3,592	—	18,771	14,659	3,399	—	18,058	14,029	3,210	—	17,239
Arizona	5,729	—	—	5,729	5,722	—	—	5,722	5,655	—	—	5,655

Total	197,227	99,375	60,392	356,994	189,781	98,490	56,494	344,765	173,283	91,213	30,075	294,571

Cost of Operations:
California	23,304	5,763	9,115	38,182	22,243	5,400	9,479	37,122	17,138	5,409	2,151	24,698
Texas	13,034	—	287	13,321	11,103	—	406	11,509	10,687	—	339	11,026
Virginia	9,191	15,947	—	25,138	8,651	17,208	—	25,859	8,761	16,420	—	25,181
Florida	3,810	141	6,070	10,021	3,868	171	5,991	10,030	3,975	165	6,033	10,173
Maryland	4,916	10,899	—	15,815	4,689	10,938	—	15,627	5,182	11,261	—	16,443
Washington	2,380	189	1,606	4,175	2,355	193	667	3,215	2,420	201	—	2,621
Oregon	5,420	1,494	—	6,914	5,588	1,396	—	6,984	5,626	1,415	—	7,041
Arizona	2,506	—	—	2,506	2,521	—	—	2,521	2,734	—	—	2,734

Total	64,561	34,433	17,078	116,072	61,018	35,306	16,543	112,867	56,523	34,871	8,523	99,917

NOI:
California	47,338	7,421	25,781	80,540	46,154	7,373	23,731	77,258	37,067	6,957	6,366	50,390
Texas	24,749	—	1,104	25,853	21,775	—	891	22,666	20,180	—	969	21,149
Virginia	24,182	32,995	—	57,177	25,690	30,888	—	56,578	24,068	25,610	—	49,678
Florida	7,604	69	14,602	22,275	6,818	35	14,658	21,511	6,617	70	14,217	20,904
Maryland	10,383	22,055	—	32,438	10,781	22,557	—	33,338	12,030	21,522	—	33,552
Washington	5,428	304	1,827	7,559	5,273	328	671	6,272	5,474	388	—	5,862
Oregon	9,759	2,098	—	11,857	9,071	2,003	—	11,074	8,403	1,795	—	10,198
Arizona	3,223	—	—	3,223	3,201	—	—	3,201	2,921	—	—	2,921

Total	$132,666	$64,942	$43,314	$240,922	$128,763	$63,184	$39,951	$231,898	$116,760	$56,342	$21,552	$194,654

The following table is provided to reconcile NOI to consolidated income from continuing operations as determined by GAAP (in thousands):

	For The Years Ended December 31,
	2013	2012	2011
Property net operating income	$240,922	$231,898	$194,654
Lease buyout payments	2,252	1,783	2,886
LTEIP amortization:
Cost of operations	1,241	(1,241)	—
General and administrative	2,652	(2,652)	—
Facility management fees	639	649	684
Interest and other income	1,485	241	221
Depreciation and amortization	(108,917)	(109,398)	(84,391)
General and administrative	(7,964)	(6,267)	(9,036)
Interest and other expenses	(16,166)	(20,618)	(5,455)

Income from continuing operations	$116,144	$94,395	$99,563

Portfolio Information

The table below sets forth information with respect to occupancy and rental rates of the Company’s total portfolio for each of the last five years, including discontinued operations:

	2013(1)	2012(1)	2011(1)	2010	2009
Weighted average occupancy rate	89.9%	89.4%	89.8%	90.9%	90.5%
Realize rent per square foot	$13.91	$14.05	$15.11	$15.01	$15.45

(1)	Excludes lease buyout payments of $2.3 million, $1.8 million and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table sets forth the lease expirations for all assets in continuing operations as of December 31, 2013 (in thousands):

Lease Expirations as of December 31, 2013

Year of Lease Expiration	Number of Tenants	Rentable Square Footage Subject to Expiring Leases	Annualized Rental Income Under Expiring Leases	Percent of Annualized Rental Income Represented by Expiring Leases
2014	2,259	7,315	$98,346	25.3%
2015	1,421	6,290	88,570	22.8%
2016	725	4,918	72,084	18.5%
2017	286	2,974	42,663	11.0%
2018	217	2,106	35,104	9.0%
2019	69	1,362	15,951	4.1%
2020	34	883	12,936	3.4%
2021	18	504	7,790	2.0%
2022	20	326	8,732	2.2%
2023	10	186	2,852	0.7%
Thereafter	20	163	3,952	1.0%

Total	5,079	27,027	$388,980	100.0%

ITEM 3. LEGAL PROCEEDINGS

We are not presently subject to material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine actions for negligence and other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance or third party indemnifications and all of which collectively are not expected to have a materially adverse effect on our financial condition, results of operations, or liquidity.

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

Market Price of the Registrant’s Common Equity:

The common stock of the Company trades on the New York Stock Exchange under the symbol PSB. The following table sets forth the high and low sales prices of the common stock on the New York Stock Exchange for the applicable periods:

	Range
Three Months Ended	High	Low
March 31, 2012	$65.60	$55.55
June 30, 2012	$69.59	$63.90
September 30, 2012	$71.72	$63.66
December 31, 2012	$68.05	$63.24

March 31, 2013	$79.34	$64.70
June 30, 2013	$86.94	$65.50
September 30, 2013	$77.97	$70.33
December 31, 2013	$82.58	$73.45

Holders:

As of February 17, 2014, there were 371 holders of record of the common stock.

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

Distributions paid per share of common stock for the years ended December 31, 2013 and 2012 amounted to $1.76 per year. The Board of Directors has established a distribution policy intended to maximize the retention of operating cash flow and distribute the amount required for the Company to maintain its tax status as a REIT.

Issuer Repurchases of Equity Securities:

The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the three months ended December 31, 2013, there were no shares of the Company’s common stock repurchased. As of December 31, 2013, the Company has 1,614,721 shares available for purchase under the program. The program does not expire. Purchases will be made subject to market conditions and other investment opportunities available to the Company.

Securities Authorized for Issuance Under Equity Compensation Plans:

The equity compensation plan information is provided in Item 12.

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial and operating information on a historical basis of the Company. The following information should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere in this Form 10-K. Note that historical results from 2012 through 2009 were reclassified to conform to 2013 presentation for discontinued operations. See Note 3 to the consolidated financial statements included elsewhere in this Form 10-K for a discussion of income from discontinued operations.

	For The Years Ended December 31,
	2013(1)	2012(1)	2011	2010	2009
	(In thousands, except per share data)
Revenues:
Rental income	$359,246	$346,548	$297,457	$276,276	$268,551
Facility management fees	639	649	684	672	698

Total operating revenues	359,885	347,197	298,141	276,948	269,249

Expenses:
Cost of operations	114,831	114,108	99,917	89,348	84,771
Depreciation and amortization	108,917	109,398	84,391	78,354	83,892
General and administrative	5,312	8,919	9,036	9,651	6,202

Total operating expenses	229,060	232,425	193,344	177,353	174,865

Other income and (expenses):
Interest and other income	1,485	241	221	333	536
Interest and other expenses	(16,166)	(20,618)	(5,455)	(3,534)	(3,552)

Total other income and (expenses)	(14,681)	(20,377)	(5,234)	(3,201)	(3,016)

Income from continuing operations	116,144	94,395	99,563	96,394	91,368

Discontinued operations:
Income from discontinued operations	—	42	360	475	1,483
Gain on sale of real estate facilities	—	935	2,717	5,153	1,488

Total discontinued operations	—	977	3,077	5,628	2,971

Net income	$116,144	$95,372	$102,640	$102,022	$94,339

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$12,952	$5,970	$15,543	$11,594	$19,730
Noncontrolling interests — preferred units	—	323	(6,991)	5,103	(2,569)

Total net income allocable to noncontrolling interests	12,952	6,293	8,552	16,697	17,161

Net income allocable to PS Business Parks, Inc.:
Preferred shareholders	59,216	69,136	41,799	46,214	17,440
Restricted stock unit holders	125	138	127	152	325
Common shareholders	43,851	19,805	52,162	38,959	59,413

Total net income allocable to PS Business Parks, Inc.	103,192	89,079	94,088	85,325	77,178

Net income	$116,144	$95,372	$102,640	$102,022	$94,339

	For The Years Ended December 31,
	2013(1)	2012(1)	2011	2010	2009
	(In thousands, except per share data)
Per Common Share:
Cash Distributions	$1.76	$1.76	$1.76	$1.76	$1.76
Net income — basic	$1.77	$0.82	$2.13	$1.59	$2.70
Net income — diluted	$1.77	$0.81	$2.12	$1.58	$2.68
Weighted average common shares — basic	24,732	24,234	24,516	24,546	21,998
Weighted average common shares — diluted	24,833	24,323	24,599	24,687	22,128
Balance Sheet Data:
Total assets	$2,238,559	$2,151,817	$2,138,619	$1,621,057	$1,564,822
Total debt	$250,000	$468,102	$717,084	$144,511	$52,887
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock	$995,000	$885,000	$598,546	$598,546	$626,046
Common stock	$722,941	$560,689	$580,659	$594,982	$589,633
Noncontrolling interests:
Preferred units	$—	$—	$5,583	$53,418	$73,418
Common units	$196,699	$168,572	$175,807	$176,179	$176,540
Other Data:
Net cash provided by operating activities	$222,294	$209,127	$180,620	$177,116	$179,625
Net cash used in investing activities	$(172,872)	$(105,729)	$(337,106)	$(326,623)	$(26,956)
Net cash (used in) provided by financing activities	$(30,824)	$(95,495)	$156,400	$(53,656)	$545
Square footage owned at the end of period	29,740	28,208	27,090	21,666	19,556

(1)	Results include the Company’s acquisition on December 20, 2011 of a 5.3 million square foot industrial and flex portfolio located in the Northern California Bay Area for an aggregate purchase price of $520.0 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the selected financial data and the Company’s consolidated financial statements and notes thereto included elsewhere in the Form 10-K.

Overview

As of December 31, 2013, the Company owned and operated 29.7 million rentable square feet of multi-tenant flex, industrial and office properties located in eight states.

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

During 2013, the Company executed leases comprising 9.1 million square feet of space including 5.2 million square feet of renewals of existing leases and 3.9 million square feet of new leases. Overall, the Company experienced a decrease in rental rates when comparing new rental rates to outgoing rental rates of 0.4%. See further discussion of operating results below.

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

Allowance for Doubtful Accounts: Rental revenue from our tenants is our principal source of revenue. Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes and other expenses recoverable from tenants. Deferred rent receivable represents the amount that the cumulative straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement. We monitor the collectability of our receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, we maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. Tenant receivables and deferred rent receivable are carried net of the allowances for uncollectible tenant receivables and deferred rent. Determination of the adequacy of these allowances requires significant judgments and estimates, and our evaluation of the adequacy of the allowance for uncollectible current tenant receivables and deferred rent receivable are performed using a methodology that incorporates specific identification, aging analysis, an overall evaluation of the historical loss trends and the current economic and business environment.

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

Effect of Economic Conditions on the Company’s Operations: During 2013, while most markets reflected signs of improving occupancy and rental rates, overall new rental rates for the Company were nearly flat over expiring rental rates on executed leases as economic conditions continue to improve at a slow pace. Current and future economic conditions and competition may continue to have a significant impact on the Company, potentially resulting in further reductions in occupancy and rental rates.

The Company historically has experienced a low level of write-offs of uncollectable rents, but there is inherent uncertainty in a tenant’s ability to continue paying rent and meet its full lease obligation. The table below summarizes the impact to the Company from tenants’ inability to pay rent or continue to meet their lease obligations (in thousands):

	For The Years Ended December 31,
	2013	2012	2011
Annual write — offs of uncollectible rent	$955	$1,115	$1,172
Annual write — offs as a percentage of rental income	0.3%	0.3%	0.4%
Square footage of leases terminated prior to their scheduled expiration due to business failures/bankruptcies	431	570	536
Accelerated depreciation expense related to unamortized tenant improvements and lease commissions associated with early terminations	$2,071	$1,493	$1,370

As of February 17, 2014, the Company had 13,000 square feet of leased space occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, tenants contact us, requesting early termination of their lease, a reduction in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.

Company Performance and Effect of Economic Conditions on Primary Markets: The Company’s operations are substantially concentrated in 10 regions. During the year ended December 31, 2013, initial rental rates on new and renewed leases within the Company’s total portfolio decreased 0.4% over expiring rents, an improvement from the year ended December 31, 2012, in which initial rental rates on new and renewed leases declined by 6.2%. The Company’s Same Park (defined below) occupancy rate at December 31, 2013 was 92.7%, compared to 92.5% at December 31, 2012. The Company’s total portfolio occupancy rate at December 31, 2013 was 91.3%, compared to 89.7% at December 31, 2012. Each of the 10 regions in which the Company owns assets is subject to its own unique market influences. See “Supplemental Property Data and Trends” below for more information on regional operating data.

Growth of the Company’s Operations from Acquisitions and Dispositions of Properties: The Company is focused on growing its operations by looking for opportunities to expand its presence in existing and new markets through strategic acquisitions. The Company may from time to time dispose of non-strategic assets that do not meet this criterion.

On December 20, 2013, the Company acquired Bayshore Corporate Center, an eight-building, 340,000 square foot, office park in San Mateo, California, for $60.5 million. On November 8, 2013, the Company acquired nine multi-tenant flex buildings in the Valwood submarket of Dallas, Texas, aggregating 245,000 square feet for $12.4 million. On October 15, 2013, the Company acquired four multi-tenant flex parks along with a four-acre parcel of land aggregating 559,000 square feet of single-story flex buildings located in Dallas, Texas, for a purchase price of $27.9 million. On July 26, 2013, the Company acquired a 389,000 square foot multi-tenant flex park consisting of 18 single-story buildings located in Dallas, Texas, for a purchase price of $14.8 million.

As of December 31, 2013, the blended occupancy rate of the 10 assets acquired from 2011 to 2013 was 87.7% compared to a blended occupancy rate of 76.2% at the time of acquisition. As of December 31, 2013, the Company had 1.0 million square feet of vacancy spread over these 10 acquisitions, which we believe provides the Company with considerable opportunity to generate additional rental income given that the Company’s Same Park assets in these same submarkets have a weighted occupancy of 94.5% at December 31, 2013. The table below contains the assets acquired from 2011 to 2013 (in thousands):

Property	Date Acquired	Location	Purchase Price	Square Feet	Occupancy at Acquisition	Occupancy at December 31, 2013
Bayshore Corporate Center	December, 2013	San Mateo, California	$60,500	340	81.8%	81.8%
Valwood Business Park	November, 2013	Dallas, Texas	12,425	245	83.5%	84.2%
Dallas Flex Portfolio	October, 2013	Dallas, Texas	27,900	559	72.1%	69.0%
Arapaho Business Park	July, 2013	Dallas, Texas	14,750	389	66.5%	69.6%
Austin Flex Buildings	December, 2012	Austin, Texas	14,900	226	86.1%	100.0%
212th Business Park	July, 2012	Kent Valley, Washington	37,550	958	52.3%	69.1%
Northern California Portfolio	December, 2011	East Bay, California	520,000	5,334	82.2%	94.0%
Royal Tech	October, 2011	Las Colinas, Texas	2,835	80	0.0%	100.0%
MICC — Center 22	August, 2011	Miami, Florida	3,525	46	33.3%	100.0%
Warren Building	June, 2011	Tysons, Virginia	27,100	140	68.0%	89.9%

Total			$721,485	8,317	76.2%	87.7%

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

At the beginning of 2013, the Company reclassified a 125,000 square foot building located in Northern Virginia to land and building held for development as the Company intends to redevelop the site. In conjunction with the reclassification, the Company ceased depreciation of the asset. In July, 2013, the Company entered into a joint venture agreement with a real estate development company to pursue a multifamily development on the site. During the entitlement phase, all costs related to the pre-development will be split evenly between the Company and its joint venture partner. The Company will contribute the site to the joint venture upon completion of the entitlement phase. The asset and capitalized development costs were $16.2 million and $15.4 million at December 31, 2013 and 2012, respectively. For the year ended December 31, 2013, the Company capitalized costs of $753,000 related to this development, of which $359,000 related to capitalized interest costs.

Scheduled Lease Expirations: In addition to the 2.6 million square feet, or 8.7%, of space available in our total portfolio as of December 31, 2013, 2,259 leases representing 27.1% of the leased square footage of our total portfolio or 25.3% of annualized rental income are scheduled to expire in 2014. Our ability to re-lease available space will depend upon market conditions in the specific submarkets in which our properties are located. As a result, we cannot predict with certainty the rate at which expiring leases will be re-leased.

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

Concentration of Portfolio by Region: The table below reflects the Company’s square footage from continuing operations based on regional concentration as of December 31, 2013 (in thousands):

Region	Square Footage	Percent of Square Footage	2013 NOI	Percent of NOI
California
Northern California	7,493	25.2%	$44,769	18.6%
Southern California	3,988	13.4%	35,771	14.9%
Texas
Northern Texas	2,961	9.9%	13,128	5.5%
Southern Texas	1,717	5.8%	12,725	5.3%
Virginia	4,040	13.6%	57,177	23.7%
Florida	3,717	12.5%	22,275	9.2%
Maryland	2,352	7.9%	32,438	13.5%
Washington	1,479	5.0%	7,559	3.1%
Oregon	1,314	4.4%	11,857	4.9%
Arizona	679	2.3%	3,223	1.3%

Total	29,740	100.0%	$240,922	100.0%

Reconciliation of NOI to income from continuing operations
Total NOI			$240,922
Other income and (expenses):
Lease buyout payments			2,252
LTEIP amortization:
Cost of operations			1,241
General and administrative			2,652
Facility management fees			639
Interest and other income			1,485
Interest and other expenses			(16,166)
Depreciation and amortization			(108,917)
General and administrative			(7,964)

Income from continuing operations			$116,144

Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of December 31, 2013. The Company analyzes this concentration to minimize significant industry exposure risk.

Industry	Percent of Annualized Rental Income
Business services	16.5%
Government	10.6%
Computer hardware, software and related services	10.0%
Health services	9.9%
Warehouse, distribution, transportation and logistics	9.2%
Engineering and construction	6.0%
Retail, food, and automotive	6.0%
Insurance and financial services	5.5%
Communications	4.2%
Home furnishings	3.2%
Electronics	3.1%
Aerospace/defense products and services	3.0%
Educational services	2.0%
Other	10.8%

Total	100.0%

The information below depicts the Company’s top 10 customers by annualized rental income as of December 31, 2013 (in thousands):

Tenants	Square Footage	Annualized Rental Income(1)	Percent of Annualized Rental Income
U.S. Government	881	$22,779	6.2%
Lockheed Martin Corporation	169	4,362	1.2%
Kaiser Permanente	199	4,321	1.2%
Level 3 Communications, LLC	197	3,220	0.9%
Keeco, LLC	460	3,211	0.9%
Luminex Corporation	177	2,797	0.8%
Wells Fargo	118	2,102	0.6%
Salient Federal Solutions, Inc.	58	1,943	0.5%
Raytheon	97	1,786	0.5%
Welch Allyn Protocol, Inc.	103	1,733	0.4%

Total	2,459	$48,254	13.2%

(1)	For leases expiring prior to December 31, 2014, annualized rental income represents income to be received under existing leases from January 1, 2014 through the date of expiration.

Comparison of 2013 to 2012

Results of Operations: Net income for the year ended December 31, 2013 was $116.1 million compared to $95.4 million for the year ended December 31, 2012. Net income allocable to common shareholders for the year ended December 31, 2013 was $43.9 million compared to $1 9.8 million for the year ended December 31, 2012. Net income per common share on a diluted basis was $1.77 for the year ended December 31, 2013 compared to $0.81 for the year ended December 31, 2012 (based on weighted average diluted common shares outstanding of 24,833,000 and 24,323,000, respectively). The increase in net income allocable to common shareholders was due to the net impact of preferred equity transactions in 2013 and 2012 and the reversal of the LTEIP amortization (discussed in more detail below and in Note 10 to the consolidated financial statements included in this Form 10-K) combined with an increase in net operating income in 2013 and a decrease in interest expense.

At the beginning of 2012, the Company put in place a LTEIP designed to grant restricted stock units to management based on the Company’s ability to achieve certain defined goals over a four-year period. While the Company has continued to see improved operating metrics and delivered strong total shareholder returns over the past two years, the original targets under the LTEIP were based on an assumption of a strong economic recovery starting in 2012. Given the current pace of the economic recovery, management has determined that it is not probable that the targets under the LTEIP will be met. As such, the Company stopped recording amortization and recorded a reversal of all previously recorded LTEIP amortization in 2012 of $3.9 million during the year ended December 31, 2013. Additionally, to present comparative results, the reversal and all amounts originally expensed in prior periods in either cost of operations (for field leadership) or general and administrative expenses (for executive management) have been reflected as adjustments in the property operations tables below.

In order to evaluate the performance of the Company’s portfolio over comparable periods, management analyzes the operating performance of properties owned and operated throughout both periods (herein referred to as “Same Park”). The Same Park portfolio includes all operating properties owned or acquired prior to January 1, 2011. Operating properties that the Company acquired subsequent to January 1, 2011 are referred to as “Non-Same Park.” For the years ended December 31, 2013 and 2012, the Same Park facilities constitute 21.4 million rentable square feet, representing 72.0% of the 29.7 million square feet in the Company’s portfolio as of December 31, 2013.

The following table presents the operating results of the Company’s properties for the years ended December 31, 2013 and 2012 in addition to other income and expenses items affecting income from continuing operations (in thousands, except per square foot data):

	For The Years Ended December 31,
	2013	2012	Change
Rental income:
Same Park (21.4 million rentable square feet)	$299,524	$296,062	1.2%
Non-Same Park (8.3 million rentable square feet)	57,470	48,703	18.0%

Total rental income	356,994	344,765	3.5%

Cost of operations:
Same Park	97,813	97,184	0.6%
Non-Same Park	18,259	15,683	16.4%

Total cost of operations	116,072	112,867	2.8%

Net operating income:
Same Park	201,711	198,878	1.4%
Non-Same Park	39,211	33,020	18.7%

Total net operating income	240,922	231,898	3.9%

Other income and (expenses):
Lease buyout payments (1)	2,252	1,783	26.3%
LTEIP amortization (2):
Cost of operations	1,241	(1,241)	(200.0%)
General and administrative	2,652	(2,652)	(200.0%)
Facility management fees	639	649	(1.5%)
Other income and expenses	(14,681)	(20,377)	(28.0%)
Depreciation and amortization	(108,917)	(109,398)	(0.4%)
General and administrative	(7,110)	(5,917)	20.2%
Acquisition transaction costs	(854)	(350)	144.0%

Income from continuing operations	$116,144	$94,395	23.0%

Same Park gross margin (3)	67.3%	67.2%	0.1%
Same Park weighted average occupancy	92.0%	91.7%	0.3%
Non-Same Park weighted average occupancy	83.6%	81.0%	3.2%
Same Park realized rent per square foot (4)	$15.20	$15.07	0.9%

(1)	Represents a lease buyout payment recorded in the fourth quarter of 2013 associated with a 75,000 square foot lease in Oregon which terminated as of December 31, 2013 and a lease buyout payment recorded in the fourth quarter of 2012 associated with a 39,000 square foot lease in Virginia which terminated as of December 25, 2012.

(2)	Represents the reversal of the LTEIP amortization in 2013 and the amortization originally recorded in 2012.

(3)	Computed by dividing Same Park NOI by Same Park rental income.

(4)	Represents the annualized Same Park rental income earned per occupied square foot.

Supplemental Property Data and Trends: NOI from continuing operations is summarized for the years ended December 31, 2013 and 2012 by region below. See “Item 2. Properties” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following table summarizes the Same Park and Non-Same Park operating results by region for the years ended December 31, 2013 and 2012. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2011, and the impact of such is included in Non-Same Park facilities in the table below. As part of the table below, we have reconciled total NOI to income from continuing operations (in thousands):

Region	Rental Income December 31, 2013	Rental Income December 31, 2012	Increase (Decrease)	Cost of Operations December 31, 2013	Cost of Operations December 31, 2012	Increase (Decrease)	NOI December 31, 2013	NOI December 31, 2012	Increase (Decrease)
Same Park
Northern California	$20,306	$19,498	4.1%	$6,825	$6,301	8.3%	$13,481	$13,197	2.2%
Southern California	53,898	52,344	3.0%	18,127	17,586	3.1%	35,771	34,758	2.9%
Northern Texas	16,631	16,784	(0.9%)	5,374	5,504	(2.4%)	11,257	11,280	(0.2%)
Southern Texas	17,329	16,325	6.2%	5,929	5,711	3.8%	11,400	10,614	7.4%
Virginia	78,389	78,771	(0.5%)	23,923	24,584	(2.7%)	54,466	54,187	0.5%
Florida	31,916	31,446	1.5%	9,831	9,819	0.1%	22,085	21,627	2.1%
Maryland	48,253	48,965	(1.5%)	15,815	15,627	1.2%	32,438	33,338	(2.7%)
Washington	8,302	8,149	1.9%	2,569	2,547	0.9%	5,733	5,602	2.3%
Oregon	18,771	18,058	3.9%	6,914	6,984	(1.0%)	11,857	11,074	7.1%
Arizona	5,729	5,722	0.1%	2,506	2,521	(0.6%)	3,223	3,201	0.7%

Total Same Park	299,524	296,062	1.2%	97,813	97,184	0.6%	201,711	198,878	1.4%
Non-Same Park
Northern California	44,518	42,538	4.7%	13,230	13,235	(0.0%)	31,288	29,303	6.8%
Northern Texas	3,255	1,003	224.5%	1,384	279	396.1%	1,871	724	158.4%
Southern Texas	1,959	63	3009.5%	634	15	4126.7%	1,325	48	2660.4%
Virginia	3,926	3,666	7.1%	1,215	1,275	(4.7%)	2,711	2,391	13.4%
Florida	380	95	300.0%	190	211	(10.0%)	190	(116)	263.8%
Washington	3,432	1,338	156.5%	1,606	668	140.4%	1,826	670	172.5%

Total Non-Same Park	57,470	48,703	18.0%	18,259	15,683	16.4%	39,211	33,020	18.7%

Total	$356,994	$344,765	3.5%	$116,072	$112,867	2.8%	$240,922	$231,898	3.9%

Reconciliation of NOI to income from continuing operations
Total NOI							$240,922	$231,898	3.9%
Other income and (expenses):
Lease buyout payments							2,252	1,783	26.3%
LTEIP amortization:
Cost of operations							1,241	(1,241)	(200.0%)
General and administrative							2,652	(2,652)	(200.0%)
Facility management fees							639	649	(1.5%)
Other income and expenses							(14,681)	(20,377)	(28.0%)
Depreciation and amortization							(108,917)	(109,398)	(0.4%)
General and administrative							(7,110)	(5,917)	20.2%
Acquisition transaction costs							(854)	(350)	144.0%

Income from continuing operations							$116,144	$94,395	23.0%

The following table summarizes Same Park weighted average occupancy rates and realized rent per square foot by region for the years ended December 31, 2013 and 2012. Realized rent per square foot for Oregon and Total Same Park excludes $2.3 million of lease buyout payment for the year ended December 31, 2013. Realized rent per square foot for Virginia and Total Same Park excludes $1.8 million of lease buyout payment for the year ended December 31, 2012.

	Weighted Average Occupancy Rates			Realized Rent Per Square Foot
Region	2013	2012	Change	2013	2012	Change
Northern California	91.9%	91.4%	0.5%	$12.15	$11.73	3.6%
Southern California	92.3%	90.9%	1.5%	$14.65	$14.45	1.4%
Northern Texas	89.7%	93.4%	(4.0%)	$10.97	$10.63	3.2%
Southern Texas	93.9%	92.6%	1.4%	$12.38	$11.82	4.7%
Virginia	91.1%	91.0%	0.1%	$22.05	$22.18	(0.6%)
Florida	95.9%	96.4%	(0.5%)	$9.06	$8.88	2.0%
Maryland	87.1%	87.3%	(0.2%)	$23.55	$23.85	(1.3%)
Washington	94.3%	91.4%	3.2%	$16.90	$17.11	(1.2%)
Oregon	90.5%	89.2%	1.5%	$15.78	$15.41	2.4%
Arizona	93.1%	90.7%	2.6%	$9.06	$9.29	(2.5%)
Total Same Park	92.0%	91.7%	0.3%	$15.20	$15.07	0.9%

Rental Income: Excluding the lease buyout payments noted above, rental income increased $12.2 million from $344.8 million for the year ended December 31, 2012 to $357.0 million for the year ended December 31, 2013 as a result of a $8.8 million increase in rental income from Non-Same Park facilities combined with an increase in rental income from the Same Park portfolio of $3.5 million. The Same Park increase was due to an increase in occupancy and rental rates while the increase in Non-Same Park was due to a combination of an increase in occupancy and the acquisition of additional parks. Including the lease buyout payments, rental income increased $12.7 million from $346.5 million for the year ended December 31, 2012 to $359.2 million for the year ended December 31, 2013 as a result of an $8.8 million increase in rental income from Non-Same Park facilities combined with a $3.9 million increase in rental income from the Same Park portfolio.

Facility Management Fees: Facility management fees, derived from PS, account for a small portion of the Company’s revenues. During the year ended December 31, 2013, $639,000 of revenue was recognized from facility management fees compared to $649,000 for the year ended December 31, 2012.

Cost of Operations: Excluding the adjustment for the LTEIP amortization noted above, cost of operations for the year ended December 31, 2013 was $116.1 million compared to $112.9 million for the year ended December 31, 2012, an increase of $3.2 million, or 2.8%, as a result of an increase in cost of operations from Non-Same Park facilities of $2.6 million combined with a $629,000, or 0.6%, increase from the Same Park portfolio. The increase in Same Park cost of operations was driven by increases in compensation and utility costs partially offset by decreases in repairs and maintenance costs and property taxes. Including the LTEIP amortization, cost of operations increased $723,000 from $114.1 million for the year ended December 31, 2012 to $114.8 million for the year ended December 31, 2013 as a result of a $2.2 million increase in cost of operations from Non-Same Park facilities partially offset by a $1.5 million decrease in cost of operations from the Same Park portfolio.

Depreciation and Amortization Expense: Depreciation and amortization expense was $108.9 million for the year ended December 31, 2013 compared to $109.4 million for the year ended December 31, 2012. The decrease was primarily due to an increase in fully depreciated assets partially offset by depreciation relating to property acquisitions.

General and Administrative Expenses: Excluding the adjustment for the LTEIP amortization and acquisition transaction costs, for the year ended December 31, 2013, general and administrative expenses increased $1.2 million, or 20.2%, over 2012 as a result of a increases in executive compensation partially offset by costs related to preferred equity redemptions reported during 2012. Including the LTEIP amortization and acquisition transaction costs, for the year ended December 31, 2013, general and administrative expenses decreased $3.6 million, or 40.4%, over 2012.

Interest and Other Income: Interest and other income was $1.5 million for the year ended December 31, 2013 compared to $241,000 for the year ended December 31, 2012. During 2013, the Company sold to PS its ownership interest in STOR-Re Mutual Insurance Company, Inc. (“STOR-Re”) for $1.1 million, representing a 4.0% ownership interest, and accordingly, the Company recorded a gain on sale of the ownership interest of such amount as interest and other income. As of December 31, 2013, the Company had no ownership interest in STOR-Re.

Interest and Other Expenses: Interest and other expenses was $16.2 million for the year ended December 31, 2013 compared to $20.6 million for the year ended December 31, 2012. For the year ended December 31, 2013, interest and other expenses included amortization of commitment fees of $383,000 as a result of the repayment in full of the Term Loan. The decrease in interest and other expenses were primarily attributable to the repayments on the Term Loan and mortgage notes payable of $18.1 million during 2013 combined with no borrowings on the Credit Facility partially offset by the amortization of commitment fees.

Gain on Sale of Real Estate Facility: Included in total discontinued operations is the gain on the sale of Quail Valley Business Park, a 66,000 square foot flex park in Houston, Texas, for a gross sales price of $2.3 million, resulting in a net gain of $935,000 during October, 2012.

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $13.0 million of allocated income to common unit holders for the year December 31, 2013 compared to $6.3 million allocated income ($323,000 million allocated to preferred unit holders and $6.0 million allocated to common unit holders) for the year ended December 31, 2012. The increase was due to the net impact of preferred equity transactions in 2013 and 2012 and the reversal of the LTEIP amortization combined with an increase in net operating income in 2013 and a decrease in interest expense.

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

For the year ended December 31, 2012 and 2011, the Same Park facilities constitute 21.4 million rentable square feet, representing 76.0% of the 28.2 million square feet in the Company’s portfolio as of December 31, 2012.

The following table presents the operating results of the Company’s properties for the years ended December 31, 2012 and 2011 in addition to other income and expenses items affecting income from continuing operations (in thousands, except per square foot data):

	For The Years Ended December 31,
	2012	2011	Change
Rental income:
Same Park (21.4 million rentable square feet)	$296,062	$291,771	1.5%
Non-Same Park (6.8 million rentable square feet)	48,703	2,800	1639.4%

Total rental income	344,765	294,571	17.0%

Cost of operations:
Same Park	97,184	98,674	(1.5%)
Non-Same Park	15,683	1,243	1161.7%

Total cost of operations	112,867	99,917	13.0%

Net operating income:
Same Park	198,878	193,097	3.0%
Non-Same Park	33,020	1,557	2020.7%

Total net operating income	231,898	194,654	19.1%

Other income and (expenses):
Lease buyout payments (1)	1,783	2,886	(38.2%)
LTEIP amortization (2):
Cost of operations	(1,241)	—	100.0%
General and administrative	(2,652)	—	100.0%
Facility management fees	649	684	(5.1%)
Other income and expenses	(20,377)	(5,234)	289.3%
Depreciation and amortization	(109,398)	(84,391)	29.6%
General and administrative	(5,917)	(5,969)	(0.9%)
Acquisition transaction costs	(350)	(3,067)	(88.6%)

Income from continuing operations	$94,395	$99,563	(5.2%)

Same Park gross margin (3)	67.2%	66.2%	1.5%
Same Park weighted average occupancy	91.7%	90.0%	1.9%
Non-Same Park weighted average occupancy	81.0%	70.4%	15.1%
Same Park realized rent per square foot (4)	$15.07	$15.13	(0.4%)

(1)	Represents a lease buyout payment of $1.8 million recorded in the fourth quarter of 2012 associated with a 39,000 square foot lease in Virginia which terminated as of December 25, 2012 and a lease buyout payment of $2.9 million recorded in the third quarter of 2011 associated with a 53,000 square foot lease in Maryland which terminated as of August 31, 2011.

(2)	Represents the LTEIP amortization originally recorded in 2012.

(3)	Computed by dividing Same Park NOI by Same Park rental income.

(4)	Represents the annualized Same Park rental income earned per occupied square foot.

Supplemental Property Data and Trends: NOI from continuing operations is summarized for the years ended December 31, 2012 and 2011 by region below. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following table summarizes the Same Park and Non-Same Park operating results by region for the years ended December 31, 2012 and 2011. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2011, and the impact of such is included in Non-Same Park facilities in the table below. As part of the table below, we have reconciled total NOI to income from continuing operations (in thousands):

Region	Rental Income December 31, 2012	Rental Income December 31, 2011	Increase (Decrease)	Cost of Operations December 31, 2012	Cost of Operations December 31, 2011	Increase (Decrease)	NOI December 31, 2012	NOI December 31, 2011	Increase (Decrease)
Same Park
Northern California	$19,498	$19,524	(0.1%)	$6,301	$6,871	(8.3%)	$13,197	$12,653	4.3%
Southern California	52,344	54,329	(3.7%)	17,586	17,430	0.9%	34,758	36,899	(5.8%)
Northern Texas	16,784	16,482	1.8%	5,504	5,598	(1.7%)	11,280	10,884	3.6%
Southern Texas	16,325	15,693	4.0%	5,711	5,352	6.7%	10,614	10,341	2.6%
Virginia	78,771	73,359	7.4%	24,584	24,485	0.4%	54,187	48,874	10.9%
Florida	31,446	31,012	1.4%	9,819	10,099	(2.8%)	21,627	20,913	3.4%
Maryland	48,965	49,995	(2.1%)	15,627	16,443	(5.0%)	33,338	33,552	(0.6%)
Washington	8,149	8,483	(3.9%)	2,547	2,621	(2.8%)	5,602	5,862	(4.4%)
Oregon	18,058	17,239	4.8%	6,984	7,041	(0.8%)	11,074	10,198	8.6%
Arizona	5,722	5,655	1.2%	2,521	2,734	(7.8%)	3,201	2,921	9.6%

Total Same Park	296,062	291,771	1.5%	97,184	98,674	(1.5%)	198,878	193,097	3.0%
Non-Same Park
Northern California	42,538	1,235	3344.4%	13,235	397	3233.8%	29,303	838	3396.8%
Northern Texas	1,003	—	100.0%	279	76	267.1%	724	(76)	1052.6%
Southern Texas	63	—	100.0%	15	—	100.0%	48	—	100.0%
Virginia	3,666	1,500	144.4%	1,275	696	83.2%	2,391	804	197.4%
Florida	95	65	46.2%	211	74	185.1%	(116)	(9)	(1188.9%)
Washington	1,338	—	100.0%	668	—	100.0%	670	—	100.0%

Total Non-Same Park	48,703	2,800	1639.4%	15,683	1,243	1161.7%	33,020	1,557	2020.7%

Total	$344,765	$294,571	17.0%	$112,867	$99,917	13.0%	$231,898	$194,654	19.1%

Reconciliation of NOI to income from continuing operations
Total NOI	$231,898	$194,654	19.1%
Other income and (expenses):
Lease buyout payments	1,783	2,886	(38.2%)
LTEIP amortization:
Cost of operations	(1,241)	—	100.0%
General and administrative	(2,652)	—	100.0%
Facility management fees	649	684	(5.1%)
Other income and expenses	(20,377)	(5,234)	289.3%
Depreciation and amortization	(109,398)	(84,391)	29.6%
General and administrative	(5,917)	(5,969)	(0.9%)
Acquisition transaction costs	(350)	(3,067)	(88.6%)

Income from continuing operations	$94,395	$99,563	(5.2%)

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

	Weighted Average Occupancy Rates			Realized Rent Per Square Foot
Region	2012	2011	Change	2012	2011	Change
Northern California	91.4%	90.0%	1.6%	$11.73	$11.93	(1.7%)
Southern California	90.9%	89.6%	1.5%	$14.45	$15.21	(5.0%)
Northern Texas	93.4%	91.8%	1.7%	$10.63	$10.62	0.1%
Southern Texas	92.6%	90.4%	2.4%	$11.82	$11.64	1.5%
Virginia	91.0%	87.2%	4.4%	$22.18	$21.56	2.9%
Florida	96.4%	96.7%	(0.3%)	$8.88	$8.73	1.7%
Maryland	87.3%	87.0%	0.3%	$23.85	$24.43	(2.4%)
Washington	91.4%	93.6%	(2.4%)	$17.11	$17.40	(1.7%)
Oregon	89.2%	82.8%	7.7%	$15.41	$15.84	(2.7%)
Arizona	90.7%	89.5%	1.3%	$9.29	$9.31	(0.2%)
Total Same Park	91.7%	90.0%	1.9%	$15.07	$15.13	(0.4%)

Rental Income: Excluding the lease buyout payments noted above, rental income increased $50.2 million from $294.6 million for the year ended December 31, 2011 to $344.8 million for the year ended December 31, 2012 as a result of a $45.9 million increase in rental income from Non-Same Park facilities combined with an increase in rental income from the Same Park portfolio of $4.3 million, or 1.5%. The Same Park increase was due to an increase in occupancy, partially offset by a decrease in rental rates while the increase in Non-Same Park was due to a combination of an increase in occupancy and the acquisition of additional parks. Including the lease buyout payments, rental income increased $49.1 million from $297.5 million for the year ended December 31, 2011 to $346.5 million for the year ended December 31, 2012 as a result of a $45.9 million increase in rental income from Non-Same Park facilities combined with a $3.2 million increase in rental income from the Same Park portfolio.

Facility Management Fees: Facility management fees, derived from PS, account for a small portion of the Company’s revenues. During the year ended December 31, 2012, $649,000 of revenue was recognized from facility management fees compared to $684,000 for the year ended December 31, 2011.

Cost of Operations: Excluding the LTEIP amortization noted above, cost of operations for the year ended December 31, 2012 was $112.9 million compared to $99.9 million for the year ended December 31, 2011, an increase of $13.0 million, or 13.0% as a result of an increase in cost of operations from Non-Same Park facilities of $14.4 million partially offset by a $1.5 million, or 1.5% decrease from the Same Park portfolio. The decrease in Same Park cost of operations was driven by decreases in repairs and maintenance and utility costs, partially offset by an increase in property taxes. Including the LTEIP amortization, cost of operations increased $14.2 million from $99.9 million for the year ended December 31, 2011 to $114.1 million for the year ended December 31, 2012 as a result of a $14.6 million increase in cost of operations from Non-Same Park facilities partially offset by a $420,000 decrease in cost of operations from the Same Park portfolio.

Depreciation and Amortization Expense: Depreciation and amortization expense was $109.4 million for the year ended December 31, 2012 compared to $84.4 million for the year ended December 31, 2011. The increase was primarily due to depreciation relating to 2011 property acquisitions.

General and Administrative Expenses: Excluding the LTEIP amortization and acquisition transaction costs, for the year ended December 31, 2012, general and administrative expenses decreased $52,000, or 0.9%, over 2011. Including the LTEIP amortization and acquisition transaction costs, general and administrative expenses decreased $117,000, or 1.3%, compared to 2011.

Interest and Other Expenses: Interest and other expenses was $20.6 million for the year ended December 31, 2012 compared to $5.5 million for the year ended December 31, 2011. The increase was primarily attributable to interest expense on the Term Loan and mortgage note assumption related to a portfolio acquisition in 2011 combined with borrowings on the Credit Facility.

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

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $6.3 million of allocated income ($323,000 allocated to preferred unit holders and $6.0 million of income allocated to common unit holders) for the year ended December 31, 2012 compared to $8.6 million ($7.0 million of loss allocated to preferred unit holders and $15.5 million allocated to common unit holders) for the year ended December 31, 2011. Included in net income allocable to noncontrolling interests for the year ended December 31, 2011 was a $7.4 million loss allocated to preferred unit holders resulting from the repurchase by the Company of preferred units at an amount less than the carrying value, partially offset by $1.7 million of income allocated to common unit holders due to the net gain on the repurchases of preferred units. The decrease in net income allocable to noncontrolling interests for the year was primarily due to the net impact of non-cash distributions and gain relating to preferred equity transactions and increases in depreciation and amortization, interest expense and preferred equity distributions, partially offset by an increase in net operating income.

Liquidity and Capital Resources

Cash and cash equivalents increased $18.6 million from $12.9 million at December 31, 2012 to $31.5 million at December 31, 2013 for the reasons noted below.

Net cash provided by operating activities for the years ended December 31, 2013 and 2012 was $222.3 million and $209.1 million, respectively. The increase of $13.2 million in net cash provided by operating activities for the year ended December 31, 2013 compared to the same period in 2012 was primarily due to an increase in net operating income of $9.0 million combined with a decrease in interest and other expenses of $4.5 million. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders for the foreseeable future.

Net cash used in investing activities was $172.9 million and $105.7 million for the years ended December 31, 2013 and 2012, respectively. The change was primarily due to an increase in cash paid of $62.9 million for acquisitions combined with an increase in capital improvements of $1.4 million. The Company paid $113.9 million for acquisitions in Texas and California in 2013 compared to $51.0 million for the acquisitions in Washington and Texas in 2012.

Net cash used in financing activities was $30.8 million and $95.5 million for the years ended December 31, 2013 and 2012, respectively. The change was primarily due to an increase in net proceeds received from equity transactions combined with a reduction in cash repaid on debt. The Company received net proceeds of $298.6 million from the issuance of common and preferred equity offerings for the year ended December 31, 2013 compared to net proceeds of $255.3 million from the net preferred equity transactions in 2012. The Company repaid net debt of $218.1 million for the year ended December 31, 2013 compared to $249.0 million in 2012.

As described in Item 1, “Business — Borrowings,” the Company had an outstanding mortgage note payable of $250.0 million compared to outstanding mortgage notes payable of $268.1 million at December 31, 2012. The Company had no balance outstanding on its $250.0 million Credit Facility at December 31, 2013 and 2012. The outstanding balance of $200.0 million on its Term Loan at an interest rate of 1.41% as of December 31, 2012 was fully repaid in November, 2013. See Notes 5 and 6 to the consolidated financial statements for a summary of the Company’s outstanding borrowings as of December 31, 2013.

The Company’s preferred equity outstanding decreased to 25.8% of its market capitalization during the year ended December 31, 2013 primarily due to the issuance of common stock in 2013. The Company used the net proceeds from the issuance of common stock to repay its outstanding balance on its unsecured Term Loan in 2013. As of December 31, 2013, the Company had one fixed-rate mortgage note totaling $250.0 million, which represented 6.5% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding debt and (3) the total number of common shares and common units outstanding at December 31, 2013 multiplied by the closing price of the stock on that date. The interest rate for the mortgage note is 5.45% per annum. The Company had 20.5% of its properties, in terms of net book value, encumbered at December 31, 2013.

The Company focuses on retaining cash for reinvestment as we believe that this provides the greatest level of financial flexibility. While operating results have been negatively impacted by the slow economic conditions, we believe it is likely that as the economy recovers and operating fundamentals improve, additional increases in distributions to the Company’s common shareholders will be required. Going forward, the Company will continue to monitor its taxable income and the corresponding dividend requirements. Subsequent to December 31, 2013, the Company increased its quarterly dividend from $0.44 per common share to $0.50 per common share, increasing quarterly distributions by approximately $2.0 million per quarter.

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

Issuance of Common Stock: On November 7, 2013, the Company sold 1,495,000 shares of common stock in a public offering and concurrently sold 950,000 shares of common stock at the public offering price to PS. The aggregate net proceeds were $192.3 million.

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

Repurchase of Common Stock: The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the year ended December 31, 2011, the Company repurchased 591,500 shares of common stock at an aggregate cost of $30.3 million or an average cost per share of $51.14. Since inception of the program, the Company has repurchased an aggregate of 4.9 million shares of common stock at an aggregate cost of $183.9 million or an average cost per share of $37.64. Under existing board authorizations, the Company can repurchase an additional 1.6 million shares. No shares of common stock were repurchased under this program during the years ended December 31, 2013 or 2012.

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

Capital Expenditures: The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the years ended December 31, 2013, 2012 and 2011, the Company expended $49.2 million, $49.9 million and $43.6 million, respectively, in recurring capital expenditures, or $1.72, $1.80 and $1.98 per weighted average square foot owned, respectively. Tenant improvement amounts exclude those amounts reimbursed by the tenant. Nonrecurring capital improvements include property renovations and expenditures related to repositioning acquisitions. The following table depicts capital expenditures (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Recurring capital expenditures
Capital improvements	$10,083	$8,394	$8,173
Tenant improvements	29,224	34,236	27,292
Lease commissions	9,850	7,244	8,089

Total recurring capital expenditures	49,157	49,874	43,554

Nonrecurring capital improvements	9,018	6,898	4,813

Total capital expenditures	$58,175	$56,772	$48,367

Capital expenditures on a per square foot owned basis are as follows:

	For the Years Ended December 31,
	2013	2012	2011
Recurring capital expenditures
Capital improvements	$0.35	$0.30	$0.37
Tenant improvements	1.02	1.24	1.24
Lease commissions	0.35	0.26	0.37

Total recurring capital expenditures	1.72	1.80	1.98

Nonrecurring capital improvements	0.32	0.25	0.22

Total capital expenditures	$2.04	$2.05	$2.20

For the year ended December 31, 2013, recurring capital expenditures decreased $717,000, or 1.4%, over the same period in 2012 primarily due to cash paid for several significant tenant improvement projects within the Same Park portfolio in 2012. The increase in nonrecurring capital expenditures of $2.1 million, or 30.7%, was due to the stabilization of acquisitions.

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

The Company’s funding strategy has been to primarily use permanent capital, including common and preferred stock, along with internally generated retained cash flows to meet its liquidity needs. In addition, the Company may sell properties that no longer meet its investment criteria. From time to time, the Company may use its Credit Facility or other forms of debt to facilitate real estate acquisitions or other capital allocations. The Company targets a minimum ratio of FFO to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest while preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the year ended December 31,

2013, the FFO to fixed charges and preferred distributions coverage ratio was 3.2 to 1.0, excluding the charge for the issuance costs related to the redemption of preferred equity.

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

FFO for the Company is computed as follows (in thousands, except per share data):

	For The Years Ended December 31,
	2013	2012	2011	2010	2009
Net income allocable to common shareholders	$43,851	$19,805	$52,162	$38,959	$59,413
Gain on sale of land and real estate facilities	—	(935)	(2,717)	(5,153)	(1,488)
Depreciation and amortization (1)	108,917	109,494	84,682	78,868	85,094
Net income allocable to noncontrolling interests — common units	12,952	5,970	15,543	11,594	19,730
Net income allocable to restricted stock unit holders	125	138	127	152	325

FFO allocable to common and dilutive shares	165,845	134,472	149,797	124,420	163,074
FFO allocated to noncontrolling interests — common units	(37,755)	(31,041)	(34,319)	(28,450)	(40,472)
FFO allocated to restricted stock unit holders	(264)	(455)	(301)	(374)	(726)

FFO allocated to common shares	$127,826	$102,976	$115,177	$95,596	$121,876

Weighted average common shares outstanding	24,732	24,234	24,516	24,546	21,998
Weighted average common Operating Partnership units	7,305	7,305	7,305	7,305	7,305
Weighted average restricted stock units outstanding	51	107	64	96	131
Weighted average common share equivalents outstanding	101	89	83	141	130

Total common and dilutive shares	32,189	31,735	31,968	32,088	29,564

	For The Years Ended December 31,
	2013	2012	2011	2010	2009
FFO allocable to common and dilutive shares, as reported	$165,845	$134,472	$149,797	$124,420	$163,074
LTEIP amortization	(3,893)	3,893	—	—	—
Lease buyout payments	(2,252)	(1,783)	(2,886)	—	—
Gain on sale of ownership interest in STOR-Re	(1,144)	—	—	—	—
Gain on the repurchase of preferred equity	—	—	(7,389)	—	(35,639)
Acquisition transaction costs	854	350	3,067	3,262	—
Non-cash distributions related to the redemption of preferred equity	—	17,316	—	4,066	—

FFO allocable to common and dilutive shares, as adjusted	$159,410	$154,248	$142,589	$131,748	$127,435

FFO per common and dilutive share, as reported	$5.15	$4.24	$4.69	$3.88	$5.52
LTEIP amortization	(0.12)	0.12	—	—	—
Lease buyout payments	(0.07)	(0.06)	(0.09)	—	—
Gain on sale of ownership interest in STOR-Re	(0.04)	—	—	—	—
Gain on the repurchase of preferred equity	—	—	(0.23)	—	(1.21)
Acquisition transaction costs	0.03	0.01	0.09	0.10	—
Non-cash distributions related to the redemption of preferred equity	—	0.55	—	0.13	—

FFO per common and dilutive share, as adjusted	$4.95	$4.86	$4.46	$4.11	$4.31

(1)	Includes depreciation from discontinued operations.

In order to provide a meaningful period-to-period comparison of FFO derived from the Company’s ongoing business operations, the table above reconciles reported FFO to adjusted FFO, which excludes the LTEIP amortization adjustments, certain lease buyout payments, gain on sale of ownership interest in STOR-Re, gain on the repurchase of preferred equity, acquisition transaction costs and the impact of non-cash distributions related to the redemption of preferred equity on the Company’s FFO per common and dilutive share for the years ended December 31, 2009 through December 31, 2013.

Adjusted FFO allocable to common and dilutive shares increased $5.2 million for the year ended December 31, 2013 compared to 2012. The increase was due to the increase in net operating income partially offset by an increase in preferred equity distributions as the Company replaced short-term debt with perpetual preferred equity.

Related Party Transactions: Concurrent with the Company’s public offering of common stock closed on November 7, 2013, the company sold 950,000 shares of common stock at the public offering price to PS for net proceeds of $75.3 million.

During 2013, the Company sold to PS its ownership interest in STOR-Re for $1.1 million, representing a 4.0% ownership interest, and accordingly, the Company recorded a gain on sale of the ownership interest of such amount as interest and other income. As of December 31, 2013, the Company had no ownership interest in STOR-Re.

On October 1, 2013, PS borrowed $100.0 million from the Company pursuant to the terms of a term loan agreement. The loan, which could be repaid without penalty at any point prior to its maturity date of November 29, 2013, was repaid in full on October 18, 2013. Interest on the loan was at a rate of 1.388% per annum. The loan was funded, in part, with borrowings on the Credit Facility. Interest income, under this note receivable, of $66,000 was recorded for the year ended December 31, 2013.

Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 42.3% of the outstanding shares of the Company’s common stock. At December 31, 2013, PS owned 26.7% of the outstanding shares of the Company’s common stock and 22.3% of the outstanding common units of the Operating Partnership (100.0% of the common units not owned by the Company). Ronald L. Havner, Jr., the Company’s chairman, is also the Chairman of the Board, Chief Executive Officer and President of PS. Gary E. Pruitt, an independent director of the Company is also a trustee of PS.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space. The administrative services include investor relations, legal, corporate tax and information systems. These costs totaled $432,000 in 2013, which were allocated to PS in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PS for a management fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contract with PS totaled $639,000 in 2013. PS also provides property management services for the self-storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contract with PS totaled $59,000 for the year ended December 31, 2013.

On February 9, 2011, the Company entered into an agreement with PS to borrow $121.0 million with a maturity date of August 9, 2011 at an interest rate of LIBOR plus 0.85%. The Company repaid, in full, the note payable to PS upon maturity. Interest expense, under this note payable, was $664,000 for the year ended December 31, 2011.

The PS Business Parks name and logo is owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.

Contractual Obligations: The table below summarizes projected payments due under our contractual obligations as of December 31, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 -5 years	More than 5 years
Mortgage note payable (principal and interest)	$289,751	$13,629	$276,122	$—	$—
Credit Facility (principal)	—	—	—	—	—

Total	$289,751	$13,629	$276,122	$—	$—

The Company is scheduled to pay cash dividends of $60.5 million per year on its preferred equity outstanding as of December 31, 2013. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company, from time to time, will use debt financing to facilitate acquisitions. In connection with a portfolio acquisition in 2011, the Company assumed a $250.0 million mortgage note and obtained a $250.0 million Term Loan. The outstanding balance on the Term Loan was fully repaid in November, 2013. As a result, the Company’s debt as a percentage of total equity (based on book values) was 13.1% as of December 31, 2013.

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. See Notes 2, 5 and 6 to the consolidated financial statements included in this Form 10-K for additional information regarding the terms, valuations and approximate principal maturities of the Company’s indebtedness, including the mortgage note payable, Credit Facility and Term Loan. Based on borrowing rates currently available to the Company, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company at December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Schedules in Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2013, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PS Business Parks, Inc.

We have audited PS Business Parks, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). PS Business Parks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PS Business Parks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 21, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement to be filed in connection with the annual shareholders’ meeting to be held in 2014 (the “Proxy Statement”) under the caption “Election of Directors.”

The following is a biographical summary of the executive officers of the Company:

Joseph D. Russell, Jr., age 54, has been President since September, 2002 and was named Chief Executive Officer and elected as a Director in August, 2003. Mr. Russell joined Spieker Partners in 1990 and became an officer of Spieker Properties when it went public as a REIT in 1993. Prior to its merger with Equity Office Properties (“EOP”) in 2001, Mr. Russell was President of Spieker Properties’ Silicon Valley Region from 1999 to 2001. Mr. Russell earned a Bachelor of Science degree from the University of Southern California and a Masters of Business Administration from the Harvard Business School. Prior to entering the commercial real estate business, Mr. Russell spent approximately six years with IBM in various marketing positions. Mr. Russell has been a member and past President of the National Association of Industrial and Office Parks, Silicon Valley Chapter. Mr. Russell is also a member of the Board of Governors of NAREIT.

John W. Petersen, age 50, has been Executive Vice President and Chief Operating Officer since he joined the Company in December, 2004. Prior to joining the Company, Mr. Petersen was Senior Vice President, San Jose Region, for Equity Office Properties from July, 2001 to December, 2004, responsible for 11.3 million square feet of multi-tenant office, industrial and R&D space in Silicon Valley. Prior to EOP, Mr. Petersen was Senior Vice President with Spieker Properties, from 1995 to 2001 overseeing the growth of that company’s portfolio in San Jose, through acquisition and development of nearly three million square feet. Mr. Petersen is a graduate of The Colorado College in Colorado Springs, Colorado, and was recently the President of National Association of Industrial and Office Parks, Silicon Valley Chapter.

Edward A. Stokx, age 48, a certified public accountant, has been Chief Financial Officer and Secretary of the Company since December, 2003 and Executive Vice President since March, 2004. Mr. Stokx has overall responsibility for the Company’s finance and accounting functions. In addition, he has responsibility for executing the Company’s financial initiatives. Mr. Stokx joined Center Trust, a developer, owner, and operator of retail shopping centers in 1997. Prior to his promotion to Chief Financial Officer and Secretary in 2001, he served as Senior Vice President, Finance and Controller. After Center Trust’s merger in January, 2003 with another public REIT, Mr. Stokx provided consulting services to various entities. Prior to joining Center Trust, Mr. Stokx was with Deloitte and Touche from 1989 to 1997, with a focus on real estate clients. Mr. Stokx earned a Bachelor of Science degree in Accounting from Loyola Marymount University.

Maria R. Hawthorne, age 54, was promoted to Executive Vice President, Chief Administrative Officer of the Company in July, 2013. Ms. Hawthorne most recently served as Executive Vice President, East Coast from February, 2011 to July, 2013. Ms. Hawthorne served as Senior Vice President from March, 2004 to February, 2011, with responsibility for property operations on the East Coast, which includes Northern Virginia, Maryland and South Florida. From June, 2001 through March, 2004, Ms. Hawthorne was Vice President of the Company, responsible for property operations in Virginia. From July, 1994 to June, 2001, Ms. Hawthorne was a Regional Manager of the Company in Virginia. From August, 1988 to July, 1994, Ms. Hawthorne was a General Manager, Leasing Director and Property Manager for American Office Park Properties. Ms. Hawthorne earned a Bachelor of Arts Degree in International Relations from Pomona College.

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

The following table sets forth information as of December 31, 2013 on the Company’s equity compensation plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	425,873		$56.83		945,340
Equity compensation plans not approved by security holders	—		—		—

Total	425,873	*	$56.83	*	945,340	*

*	Amounts include restricted stock units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PS Business Parks, Inc.

We have audited the accompanying consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Business Parks, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PS Business Parks, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 21, 2014

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$31,481	$12,883
Real estate facilities, at cost:
Land	827,092	793,352
Buildings and improvements	2,346,958	2,235,448

	3,174,050	3,028,800
Accumulated depreciation	(1,035,387)	(942,639)

	2,138,663	2,086,161
Land and building held for development	23,990	6,829

	2,162,653	2,092,990
Rent receivable	5,248	4,754
Deferred rent receivable	25,903	25,329
Other assets	13,274	15,861

Total assets	$2,238,559	$2,151,817

LIABILITIES AND EQUITY
Accrued and other liabilities	$73,919	$69,454
Term loan	—	200,000
Mortgage notes payable	250,000	268,102

Total liabilities	323,919	537,556
Commitments and contingencies
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 39,800 and 35,400 shares issued and outstanding at December 31, 2013 and 2012, respectively	995,000	885,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 26,849,822 and 24,298,475 shares issued and outstanding at December 31, 2013 and , 2012, respectively	267	242
Paid-in capital	699,314	537,091
Cumulative net income	1,070,975	967,783
Cumulative distributions	(1,047,615)	(944,427)

Total PS Business Parks, Inc.’s shareholders’ equity	1,717,941	1,445,689
Noncontrolling interests:
Common units	196,699	168,572

Total noncontrolling interests	196,699	168,572

Total equity	1,914,640	1,614,261

Total liabilities and equity	$2,238,559	$2,151,817

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Revenues:
Rental income	$359,246	$346,548	$297,457
Facility management fees	639	649	684

Total operating revenues	359,885	347,197	298,141

Expenses:
Cost of operations	114,831	114,108	99,917
Depreciation and amortization	108,917	109,398	84,391
General and administrative	5,312	8,919	9,036

Total operating expenses	229,060	232,425	193,344

Other income and (expenses):
Interest and other income	1,485	241	221
Interest and other expenses	(16,166)	(20,618)	(5,455)

Total other income and (expenses)	(14,681)	(20,377)	(5,234)

Income from continuing operations	116,144	94,395	99,563

Discontinued operations:
Income from discontinued operations	—	42	360
Gain on sale of real estate facilities	—	935	2,717

Total discontinued operations	—	977	3,077

Net income	$116,144	$95,372	$102,640

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$12,952	$5,970	$15,543
Noncontrolling interests — preferred units	—	323	(6,991)

Total net income allocable to noncontrolling interests	12,952	6,293	8,552

Net income allocable to PS Business Parks, Inc.:
Preferred shareholders	59,216	69,136	41,799
Restricted stock unit holders	125	138	127
Common shareholders	43,851	19,805	52,162

Total net income allocable to PS Business Parks, Inc.	103,192	89,079	94,088

Net income	$116,144	$95,372	$102,640

Net income per common share — basic:
Continuing operations	$1.77	$0.79	$2.03
Discontinued operations	$—	$0.03	$0.10
Net income	$1.77	$0.82	$2.13
Net income per common share — diluted:
Continuing operations	$1.77	$0.78	$2.02
Discontinued operations	$—	$0.03	$0.10
Net income	$1.77	$0.81	$2.12
Weighted average common shares outstanding:
Basic	24,732	24,234	24,516

Diluted	24,833	24,323	24,599

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Preferred Stock		Common Stock		Paid-in Capital	Cumulative Net Income	Cumulative Distributions	Total PS Business Parks, Inc.’s Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
Balances at December 31, 2010	23,942	$598,546	24,671,177	$246	$557,882	$784,616	$(747,762)	$1,193,528	$229,597	$1,423,125
Repurchase of preferred units, net of issuance costs	—	—	—	—	10,107	—	—	10,107	(49,194)	(39,087)
Repurchase of common stock	—	—	(591,500)	(6)	(30,246)	—	—	(30,252)	—	(30,252)
Exercise of stock options	—	—	24,600	—	1,050	—	—	1,050	—	1,050
Stock compensation, net	—	—	23,907	—	1,218	—	—	1,218	—	1,218
Net income	—	—	—	—	—	94,088	—	94,088	8,552	102,640
Distributions:
Preferred stock	—	—	—	—	—	—	(41,799)	(41,799)	—	(41,799)
Common stock	—	—	—	—	—	—	(43,046)	(43,046)	—	(43,046)
Noncontrolling interests	—	—	—	—	—	—	—	—	(13,254)	(13,254)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	(5,689)	—	—	(5,689)	5,689	—

Balances at December 31, 2011	23,942	598,546	24,128,184	240	534,322	878,704	(832,607)	1,179,205	181,390	1,360,595
Issuance of preferred stock, net of issuance costs	32,400	810,000	—	—	(25,608)	—	—	784,392	—	784,392
Redemption of preferred stock, net of issuance costs	(20,942)	(523,546)	—	—	17,167	—	(17,167)	(523,546)	—	(523,546)
Redemption of preferred units, net of issuance costs	—	—	—	—	149	—	—	149	(5,732)	(5,583)
Exercise of stock options	—	—	143,043	2	5,905	—	—	5,907	—	5,907
Stock compensation, net	—	—	27,248	—	4,807	—	—	4,807	—	4,807
Net income	—	—	—	—	—	89,079	—	89,079	6,293	95,372
Distributions:
Preferred stock	—	—	—	—	—	—	(51,969)	(51,969)	—	(51,969)
Common stock	—	—	—	—	—	—	(42,684)	(42,684)	—	(42,684)
Noncontrolling interests	—	—	—	—	—	—	—	—	(13,030)	(13,030)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	349	—	—	349	(349)	—

Balances at December 31, 2012	35,400	885,000	24,298,475	242	537,091	967,783	$(944,427)	1,445,689	168,572	1,614,261
Issuance of preferred stock, net of issuance costs	4,400	110,000	—	—	(3,689)	—	—	106,311	—	106,311
Issuance of common stock, net of issuance costs	—	—	2,445,000	24	192,305	—	—	192,329	—	192,329
Exercise of stock options	—	—	97,800	1	4,681	—	—	4,682	—	4,682
Stock compensation, net	—	—	8,547	—	(3,043)	—	—	(3,043)	—	(3,043)
Net income	—	—	—	—	—	103,192	—	103,192	12,952	116,144
Distributions:
Preferred stock	—	—	—	—	—	—	(59,216)	(59,216)	—	(59,216)
Common stock	—	—	—	—	—	—	(43,972)	(43,972)	—	(43,972)
Noncontrolling interests	—	—	—	—	—	—	—	—	(12,856)	(12,856)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	(28,031)	—	—	(28,031)	28,031	—

Balances at December 31, 2013	39,800	$995,000	26,849,822	$267	$699,314	$1,070,975	$(1,047,615)	$1,717,941	$196,699	$1,914,640

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$116,144	$95,372	$102,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	108,917	109,494	84,682
In-place lease adjustment	118	501	843
Tenant improvement reimbursements net of lease incentives	(1,414)	(1,315)	(769)
Amortization of mortgage note premium	—	—	(215)
Gain on sale of real estate facilities	—	(935)	(2,717)
Stock compensation	(2,532)	5,434	1,965
Increase in receivables and other assets	(247)	(5,025)	(3,074)
Increase (decrease) in accrued and other liabilities	1,308	5,601	(2,735)

Total adjustments	106,150	113,755	77,980

Net cash provided by operating activities	222,294	209,127	180,620

Cash flows from investing activities:
Capital improvements to real estate facilities	(58,175)	(56,772)	(48,367)
Capital improvements to land and building held for development	(752)	—	—
Acquisition of real estate facilities	(112,955)	(51,022)	(297,738)
Acquisition of land held for development	(990)	—	—
Proceeds from sale of real estate facilities	—	2,065	8,999

Net cash used in investing activities	(172,872)	(105,729)	(337,106)

Cash flows from financing activities:
Borrowings on credit facility	115,000	154,000	185,000
Borrowings on term loan	—	—	250,000
Note payable to affiliate	—	—	121,000
Note receivable from affiliate	(100,000)	—	—
Repayment of borrowings on credit facility	(115,000)	(339,000)	(93,000)
Repayment of borrowings on term loan debt	(200,000)	(50,000)	—
Repayment of note payable to affiliate	—	—	(121,000)
Repayment of note receivable from affiliate	100,000	—	—
Principal payments on mortgage notes payable	(47)	(828)	(1,032)
Repayment of mortgage notes payable	(18,055)	(13,154)	(18,180)
Net proceeds from the issuance of preferred stock	106,311	784,392	—
Net proceeds from the issuance of common stock	192,329	—	—
Proceeds from the exercise of stock options	4,682	5,907	1,050
Redemption/repurchase of preferred units	—	(5,583)	(39,087)
Redemption/repurchase of preferred stock	—	(523,546)	—
Repurchase of common stock	—	—	(30,252)
Distributions paid to preferred shareholders	(59,216)	(51,969)	(41,799)
Distributions paid to noncontrolling interests — common units	(12,856)	(12,856)	(12,856)
Distributions paid to noncontrolling interests — preferred units	—	(174)	(398)
Distributions paid to common shareholders	(43,972)	(42,684)	(43,046)

Net cash (used in) provided by financing activities	(30,824)	(95,495)	156,400

Net increase (decrease) in cash and cash equivalents	18,598	7,903	(86)
Cash and cash equivalents at the beginning of the period	12,883	4,980	5,066

Cash and cash equivalents at the end of the period	$31,481	$12,883	$4,980

Supplemental disclosures:
Interest paid	$15,934	$18,872	$5,041

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2013	2012	2011
	(In thousands)
Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests — common units	$28,031	$(349)	$5,689
Paid-in capital	$(28,031)	$349	$(5,689)
Transfer to land and building held for development:
Land	$(5,927)	$—	$—
Buildings and improvements	$(10,270)	$—	$—
Accumulated depreciation	$778	$—	$—
Land and building held for development	$15,419	$—	$—
Issuance costs related to the redemption/repurchase of preferred equity:
Cumulative distributions	$—	$(17,167)	$—
Noncontrolling interest — common units	$—	$(149)	$(1,359)
Paid-in capital	$—	$17,316	$1,359
Gain on repurchase of preferred equity:
Preferred units	$—	$—	$(8,748)
Paid-in capital	$—	$—	$8,748
Mortgage note assumed in property acquisition:
Real estate facilities	$—	$—	$(250,000)
Mortgage notes payable	$—	$—	$250,000

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

1. Organization and description of business

Organization

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of December 31, 2013, PSB owned 77.7% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units are owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and its subsidiaries, including the Operating Partnership are collectively referred to as the “Company.”

Description of business

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office and industrial space. As of December 31, 2013, the Company owned and operated 29.7 million rentable square feet of commercial space located in eight states. The Company also manages 1.2 million rentable square feet on behalf of PS.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principle requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 at December 31, 2013 and 2012. Deferred rent receivable is net of an allowance for uncollectible accounts totaling $940,000 and $912,000 at December 31, 2013 and 2012, respectively.

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

•	Level 1—quoted prices for identical instruments in active markets;

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

Carrying values of the Company’s mortgage notes payable, unsecured credit facility and term loan approximate fair value. The characteristics of these financial instruments, market data and other comparative metrics utilized in determining these fair values are “Level 2” inputs.

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

Land and building held for development

Property taxes, insurance, interest and costs essential to the development of property for its intended use are capitalized during the period of development. Upon classification of an asset as held for development, depreciation of the asset is ceased.

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

Intangible assets/liabilities

Intangible assets and liabilities include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values (included in other assets and accrued liabilities in the accompanying consolidated balance sheets) are amortized to rental income over the remaining non-cancelable terms of the respective leases. The Company recorded net amortization of $118,000, $501,000 and $843,000, which reduces rental income, of intangible assets and liabilities resulting from the above-market and below-market lease values during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the value of in-place leases resulted in a net intangible asset of $3.7 million, net of $6.6 million of accumulated amortization with a weighted average amortization period of 7.2 years, and a net intangible liability of $5.4 million, net of $4.8 million of accumulated amortization with a weighted average amortization period of 4.4 years. As of December 31, 2012, the value of in-place leases resulted in a net intangible asset of $5.2 million, net of $4.7 million of accumulated amortization and a net intangible liability of $4.7 million, net of $3.0 million of accumulated amortization.

Evaluation of asset impairment

The Company evaluates its assets used in operations for impairment by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the estimated undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At December 31, 2013, the Company did not consider any assets to be impaired.

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

For the years ended December 31, 2013, 2012 and 2011 no material casualty losses were incurred.

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

Income taxes

The Company has qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its REIT taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2013, 2012 and 2011 and intends to continue to meet such requirements. Accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.

The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of December 31, 2013, the Company did not recognize any tax benefit for uncertain tax positions.

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

Net income allocation

Net income was allocated as follows for the years ended December 31, (in thousands):

	2013	2012	2011
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units:
Continuing operations	$12,952	$5,744	$14,838
Discontinued operations	—	226	705

Total net income allocable to noncontrolling interests — common units	12,952	5,970	15,543

Noncontrolling interests — preferred units:
Distributions to preferred unit holders	—	174	398
Issuance costs related to the redemption of preferred units	—	149	—
Gain on repurchase of preferred units, net of issuance costs	—	—	(7,389)

Total net income allocable to noncontrolling interests — preferred units	—	323	(6,991)

Total net income allocable to noncontrolling interests	12,952	6,293	8,552

Net income allocable to PS Business Parks, Inc.:
Preferred shareholders:
Distributions to preferred shareholders	59,216	51,969	41,799
Issuance costs related to the redemption of preferred stock	—	17,167	—

Total net income allocable to preferred shareholders	59,216	69,136	41,799

Restricted stock unit holders:
Continuing operations	125	135	121
Discontinued operations	—	3	6

Total net income allocable to restricted stock unit holders	125	138	127

Common shareholders:
Continuing operations	43,851	19,057	49,796
Discontinued operations	—	748	2,366

Total net income allocable to common shareholders	43,851	19,805	52,162

Total net income allocable to PS Business Parks, Inc.	103,192	89,079	94,088

Net income	$116,144	$95,372	$102,640

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

	2013	2012	2011
Net income allocable to common shareholders	$43,851	$19,805	$52,162

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	24,732	24,234	24,516
Net effect of dilutive stock compensation — based on treasury stock method using average market price	101	89	83

Diluted weighted average common shares outstanding	24,833	24,323	24,599

Net income per common share — Basic	$1.77	$0.82	$2.13

Net income per common share — Diluted	$1.77	$0.81	$2.12

Options to purchase 14,000, 51,200 and 92,000 shares for the years ended December 31, 2013, 2012 and 2011, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.

Segment reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2012 and 2011 in order to conform to the 2013 presentation.

3. Real estate facilities

The activity in real estate facilities for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Land	Buildings and Improvements	Accumulated Depreciation	Total
Balances at December 31, 2010	$562,318	$1,772,005	$(771,448)	$1,562,875
Acquisition of real estate facilities	210,255	344,760	—	555,015
Capital improvements, net	—	49,624	—	49,624
Disposals	—	(10,150)	10,150	—
Depreciation expense	—	—	(84,682)	(84,682)
Transfer to properties held for disposition	—	(467)	280	(187)

Balances at December 31, 2011	772,573	2,155,772	(845,700)	2,082,645
Acquisition of real estate facilities	20,779	30,621	—	51,400
Capital improvements, net	—	61,561	—	61,561
Disposals	—	(12,459)	12,459	—
Depreciation expense	—	—	(109,494)	(109,494)
Transfer to properties held for disposition	—	(47)	96	49

Balances at December 31, 2012	793,352	2,235,448	(942,639)	2,086,161
Acquisition of real estate facilities	39,667	76,943	—	116,610
Capital improvements, net	—	60,228	—	60,228
Disposals	—	(15,391)	15,391	—
Depreciation expense	—	—	(108,917)	(108,917)
Transfer to land and building held for development	(5,927)	(10,270)	778	(15,419)

Balances at December 31, 2013	$827,092	$2,346,958	$(1,035,387)	$2,138,663

The unaudited basis of real estate facilities for federal income tax purposes was approximately $2.1 billion at December 31, 2013. The Company had approximately 20.5% of its properties, in terms of net book value, encumbered by mortgage debt at December 31, 2013.

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

On December 20, 2013, the Company acquired Bayshore Corporate Center, an eight-building, 340,000 square foot, office park in San Mateo, California, for $60.5 million. On November 8, 2013, the Company acquired nine multi-tenant flex buildings in the Valwood submarket of Dallas, Texas, aggregating 245,000 square feet for $12.4 million. On October 15, 2013, the Company acquired four multi-tenant flex parks along with a four-acre parcel of land aggregating 559,000 square feet of single-story flex buildings located in Dallas, Texas, for a purchase price of $27.9 million. On July 26, 2013, the Company acquired a 389,000 square foot multi-tenant flex park consisting of

18 single-story buildings located in Dallas, Texas, for a purchase price of $14.8 million. The Company incurred and expensed acquisition transaction costs of $854,000 for the year ended December 31, 2013.

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

The results of operations of the Portfolio acquired have been included in the Company’s consolidated financial statements since the date of acquisition of December 20, 2011. The unaudited pro forma data presented below assumes that the Portfolio acquisition occurred as of the beginning of 2011s, and includes pro forma adjustments to (i) increase depreciation expense to reflect the Company’s book basis for buildings and improvements acquired, (ii) increase amortization expense to reflect the above-market and below-market in-place lease value acquired, and (iii) increase interest expense to reflect the financing of the Portfolio acquisition related to the $250.0 million mortgage note assumption, borrowings from the term loan and credit facility. Rental income of $44.3 million, $42.5 million and $1.2 million related to the Portfolio acquisition for the years ended December 31, 2013, 2012 and 2011, respectively, was reported in the Company’s consolidated statements of income. Net losses of $751,000, $7.2 million and $838,000 related to the Portfolio acquisition for the years ended December 31, 2013, 2012 and 2011, respectively, were reported in the Company’s consolidated statements of income. The net loss includes rental income less cost of operations, depreciation and mortgage note interest. The Company’s unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the Portfolio acquisition been consummated at the beginning of the period presented (in thousands, except per share amounts):

For The Year Ended December 31, 2011
Pro forma revenues	$336,680
Pro forma net income	$95,595
Pro forma net income per common share:
Basic	$1.91
Diluted	$1.90

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

The following table summarizes the assets acquired and liabilities assumed for the years ended December 31, (in thousands):

	2013	2012	2011
Land	$39,667	$20,779	$210,255
Land held for development	990	—	—
Buildings and improvements	76,943	30,621	344,760
Above-market in-place lease value	403	709	2,915
Below-market in-place lease value	(2,428)	(251)	(4,768)

Total purchase price	115,575	51,858	553,162
Mortgage note assumed	—	—	(250,000)
Net operating assets acquired and liabilities assumed	(1,630)	(836)	(5,424)

Total cash paid	$113,945	$51,022	$297,738

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

The following table summarizes the condensed results of operations of the properties sold during 2012 and 2011 (in thousands):

	For The Years Ended December 31,
	2012	2011
Rental income	$281	$1,459
Cost of operations	(143)	(808)
Depreciation	(96)	(291)

Income from discontinued operations	$42	$360

In addition to minimum rental payments, tenants reimburse the Company for their pro rata share of specified operating expenses, which amounted to $617,000 for the year ended December 31, 2011. The amount is included as rental income in the table presented above. No such amount was recorded for the years ended December 31, 2013 and 2012.

At the beginning of 2013, the Company reclassified a 125,000 square foot building located in Northern Virginia to land and building held for development as the Company intends to redevelop the property. In conjunction with the reclassification, the Company ceased depreciation of the asset. In July, 2013, the Company entered into a joint venture agreement with a real estate development company to pursue a multifamily development on the property. During the entitlement phase, all costs related to the pre-development will be split evenly between the Company and its joint venture partner. The Company will contribute the property to the joint venture upon completion of the entitlement phase. The asset and capitalized development costs were $16.2 million and $15.4 million at December 31, 2013 and December 31, 2012, respectively. For the year ended December 31, 2013, the Company capitalized costs of $753,000 related to this development, of which $359,000 related to capitalized interest costs.

4. Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues, excluding recovery of operating expenses under these leases, are as follows as of December 31, 2013 (in thousands):

2014	$258,392
2015	191,806
2016	133,488
2017	89,118
2018	58,554
Thereafter	103,434

Total	$834,792

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $75.1 million, $71.9 million and $59.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 4.4% of total leased square footage are subject to termination options which include leases accounting for 2.4% of total leased square footage having termination options exercisable through December 31, 2014 (unaudited). In general, these leases provide for termination payments should the termination options be exercised. The future minimum rental revenues in the above table assume such options are not exercised.

5. Bank loans

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) which matures on August 1, 2015. The Credit Facility has a borrowing limit of $250.0 million. The rate of interest charged on borrowings is equal to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 1.00% to LIBOR plus 1.85% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 1.10%. In addition, the Company is required to pay an annual facility fee ranging from 0.15% to 0.45% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). The Company had no balance outstanding on the Credit Facility at December 31, 2013 and 2012. The Company had $485,000 and $791,000 of unamortized commitment fees as of December 31, 2013 and 2012, respectively. The Credit Facility requires the Company to meet certain covenants, with all of which the Company was in compliance with at December 31, 2013. Interest on outstanding borrowings is payable monthly. The maturity date of the Credit Facility can be extended by one year at the Company’s election.

The Company had a term loan with Wells Fargo, (the “Term Loan”). Pursuant to the Term Loan, the Company borrowed $250.0 million for a three year term maturing December 31, 2014. The Term Loan was repaid in full in November, 2013. Interest on the amounts borrowed under the Term Loan accrued based on an applicable rate ranging from LIBOR plus 1.15% to LIBOR plus 2.25% depending on the Company’s credit ratings. During the years ended December 31, 2013 and 2012, the Company’s rate under the Term Loan was LIBOR plus 1.20%. The Company had $200.0 million outstanding at an interest rate of 1.41% at December 31, 2012. The Company had $383,000 of unamortized commitment fees as of December 31, 2012 and amortized such amount in full in 2013 as a result of the repayment.

6. Mortgage notes payable

Mortgage notes payable consist of the following (in thousands):

	December 31, 2013	December 31, 2012
5.45% mortgage note, secured by 4.8 million square feet of commercial properties with a net book value of $437.9 million, interest payable monthly, due December, 2016	$250,000	$250,000
5.52% mortgage note, repaid January, 2013	—	9,036
5.68% mortgage note, repaid January, 2013	—	9,066

Total	$250,000	$268,102

The 5.45% mortgage note of $250.0 million is payable in full in December, 2016.

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

At December 31, 2013, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. Combined with PS’s existing common stock ownership, on a fully converted basis, PS has a combined ownership of 42.3% of the Company’s common equity.

Preferred partnership units

The Company had no preferred units outstanding through the Operating Partnership, as of December 31, 2013 and 2012.

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

8. Related party transactions

Concurrent with the Company’s public offering of common stock in 2013, as discussed in Note 9, the company sold 950,000 shares of common stock at the public offering price to PS for net proceeds of $75.3 million.

During 2013, the Company sold to PS its ownership interest in STOR-Re Mutual Insurance Company, Inc. (“STOR-Re”) for $1.1 million, representing a 4.0% ownership interest, and accordingly, the Company recorded a gain on sale of the ownership interest of such amount as interest and other income. As of December 31, 2013, the Company had no ownership interest in STOR-Re.

On October 1, 2013, PS borrowed $100.0 million from the Company pursuant to the terms of a term loan agreement. The loan, which could be repaid without penalty at any point prior to its maturity date of November 29, 2013, was repaid in full on October 18, 2013. Interest on the loan was at a rate of 1.388% per annum. The loan was funded, in part, with borrowings on the Credit Facility. Interest income, under this note receivable, was $66,000 for the year ended December 31, 2013.

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

The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under this contract were $639,000, $649,000 and $684,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Either the Company or PS can cancel the property management contract upon 60 days’ notice. Management fee expenses under the contract were $59,000, $55,000 and $52,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space, which are allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $432,000, $441,000 and $442,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company had amounts due to PS of $181,000 at December 31, 2013 and due from PS of $243,000 at December 31, 2012 for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

On February 9, 2011, the Company entered into an agreement with PS to borrow $121.0 million with a maturity date of August 9, 2011 at an interest rate of LIBOR plus 0.85%. The Company repaid, in full, the note payable to PS upon maturity. Interest expense, under this note payable, was $664,000 for the year ended December 31, 2011.

9. Shareholders’ equity

Preferred stock

As of December 31, 2013 and 2012, the Company had the following series of preferred stock outstanding:

				December 31, 2013		December 31, 2012
Series	Issuance Date	Earliest Potential Redemption Date	Dividend Rate	Shares Outstanding	Amount (in thousands)	Shares Outstanding	Amount (in thousands)
Series R	October, 2010	October, 2015	6.875%	3,000	$75,000	3,000	$75,000
Series S	January, 2012	January, 2017	6.450%	9,200	230,000	9,200	230,000
Series T	May, 2012	May, 2017	6.000%	14,000	350,000	14,000	350,000
Series U	September, 2012	September, 2017	5.750%	9,200	230,000	9,200	230,000
Series V	March, 2013	March, 2018	5.700%	4,400	110,000	—	—

Total				39,800	$995,000	35,400	$885,000

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

On June 15, 2012, the Company completed the redemption of its 7.00% Cumulative Preferred Stock, Series H, at its par value of $158.5 million and its 6.875% Cumulative Preferred Stock, Series I, at its par value of $68.6 million. The Company reported the excess of the redemption amount over the carrying amount of $8.1 million, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for year ended December 31, 2012.

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

The Company paid $59.2 million, $52.0 million and $41.8 million in distributions to its preferred shareholders for years ended December 31, 2013, 2012 and 2011, respectively.

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At December 31, 2013, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. The Company had $31.8 million and $28.1 million of deferred costs in connection with the issuance of preferred stock as of December 31, 2013 and 2012, respectively, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock

On November 7, 2013, the Company sold 1,495,000 shares of common stock in a public offering and concurrently sold 950,000 shares of common stock at the public offering price to PS. The aggregate net proceeds were $192.3 million.

The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the year ended December 31, 2011, the Company repurchased 591,500 shares of common stock at an aggregate cost of $30.3 million. Since inception of the program, the Company has repurchased an aggregate of 4.9 million shares of common stock at an aggregate cost of $183.9 million or an average cost per share of $37.64. Under existing board authorizations, the Company can repurchase an additional 1.6 million shares. No shares of common stock were repurchased under this program during the years ended December 31, 2013 and 2012.

The Company paid $44.0 million ($1.76 per common share), $42.7 million ($1.76 per common share) and $43.0 million ($1.76 per common share) in distributions to its common shareholders for the years ended December 31, 2013, 2012 and 2011, respectively. The portion of the distributions classified as ordinary income was 98.9%, 100.0% and 100.0% for the years ended December 31, 2013, 2012 and 2011, respectively. The portion of the distributions classified as long-term capital gain income was 1.1% for the year ended December 31, 2013. No portion of the distributions was classified as long-term capital gain income for the years ended December 31, 2012 and 2011. The percentages in the two preceding sentences are unaudited.

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

Options under the 2003 Plan and 2012 Plan vest over a five-year period from the date of grant at the rate of one fifth per year and expire 10 years after the date of grant. Generally, restricted stock units granted are subject to a six-year vesting schedule, none in year one and 20% for each of the next five years. Certain restricted stock unit grants were subjected to a three-year vesting schedule with 33.3% vesting for each of the three years.

The weighted average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $9.18 per share, $4.85 per share and $5.38 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2013, 2012 and 2011, respectively: a dividend yield of 2.2%, 2.6% and 2.9%; expected volatility of 17.5%, 13.4% and 13.9%; expected life of five years; and risk-free interest rates of 1.0%, 0.9% and 1.7%.

The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2013, 2012 and 2011 was $73.85, $65.14 and $51.63, respectively. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant.

At December 31, 2013, there was a combined total of 945,000 options and restricted stock units authorized to grant. Information with respect to outstanding options and nonvested restricted stock units granted under the 2003 Plan and 2012 Plan is as follows:

Options:	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	577,816	$48.95
Granted	14,000	$60.66
Exercised	(24,600)	$42.67
Forfeited	—	$—

Outstanding at December 31, 2011	567,216	$49.51

Granted	44,000	$66.69
Exercised	(143,043)	$41.30
Forfeited	(13,600)	$61.05

Outstanding at December 31, 2012	454,573	$53.41

Granted	24,000	$78.99
Exercised	(97,800)	$47.87
Forfeited	—	$—

Outstanding at December 31, 2013	380,773	$56.45	5.64 Years	$7,680

Exercisable at December 31, 2013	201,973	$54.32	5.13 Years	$10,971

Restricted Stock Units:	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	85,674	$53.60
Granted	8,700	$51.63
Vested	(29,890)	$55.88
Forfeited	(5,260)	$52.70

Nonvested at December 31, 2011	59,224	$52.24

Granted	17,800	$65.14
Vested	(20,094)	$51.36
Forfeited	(3,840)	$53.95

Nonvested at December 31, 2012	53,090	$55.69

Granted	8,350	$73.85
Vested	(13,690)	$53.84
Forfeited	(2,650)	$47.96

Nonvested at December 31, 2013	45,100	$60.07

Effective January 1, 2012, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2012-2015 (“LTEIP”), with selected employees of the Company. Under the LTEIP, the Company established a targeted restricted stock unit award for selected employees, which would be earned only if the Company achieved defined targets during 2012 to 2015. The first type of award is an annual award following the end of each of the four years in the program, with the award subject to and based on the achievement of defined targets during the previous year. The second type of award is an award based on achieving defined targets during the cumulative four-year period 2012-2015. In the event the defined target is not achieved for an annual award, the shares allocated for award for such year are added to the shares that may be received if the four-year target is achieved. Both types of restricted stock unit awards vest in three equal annual installments beginning one year from the date of award. Up to approximately 38,037 restricted stock units would be granted for each of the four years assuming achievement was met and up to approximately 308,870 restricted stock units would be granted for the cumulative four-year period assuming achievement was met. The targets for 2012 and 2013 were not achieved and management has determined that it is not probable that the targets under the LTEIP will be met. As such, the Company stopped recording amortization and recorded a reversal of all LTEIP amortization previously recorded in 2012 of $3.9 million during the year ended December 31, 2013. Net compensation expense of $3.9 million related to the LTEIP was recognized during the year ended December 31, 2012.

Net compensation expense of $425,000, $419,000 and $486,000 related to stock options was recognized during the years ended December 31, 2013, 2012 and 2011, respectively. Excluding the LTEIP reversal of $3.9 million noted above, net compensation expense of $671,000 related to restricted stock units was recognized during the year ended December 31, 2013. Excluding the LTEIP amortization of $3.9 million, net compensation expense of $836,000 related to restricted stock units was recognized during the year ended December 31, 2012. Net compensation expense of $920,000 related to restricted stock units was recognized during the year ended December 31, 2011.

As of December 31, 2013, there was $774,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 2.5 years. As of December 31, 2013, there was $2.0 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 4.2 years.

Cash received from 97,800 stock options exercised during the year ended December 31, 2013 was $4.7 million. Cash received from 143,043 stock options exercised during the year ended December 31, 2012 was $5.9 million. Cash received from 24,600 stock options exercised during the year ended December 31, 2011 was $1.1 million. The aggregate intrinsic value of the stock options exercised was $3.1 million, $3.4 million and $457,000 during the years ended December 31, 2013, 2012 and 2011, respectively.

During the year ended December 31, 2013, 13,690 restricted stock units vested; in settlement of these units, 8,547 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2013 was $1.0 million. During the year ended December 31, 2012, 20,094 restricted stock units vested; in settlement of these units, 13,248 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2012 was $1.3 million. During the year ended December 31, 2011, 29,890 restricted stock units vested; in settlement of these units, 18,907 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2011 was $1.7 million.

In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. In December of 2011, the Director Plan was amended to increase the maximum shares from 5,000 shares to 7,000 shares, 1,000 shares of common stock for each year served as a director. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income was compensation expense of $264,000, $287,000 and $559,000 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, 2012 and 2011, there was $1.4 million, $1.2 million and $514,000, respectively, of unamortized compensation expense related to these shares. In April, 2012, the Company issued 14,000 shares to two directors upon retirement with an aggregate fair value of $956,000. In January, 2011, the Company issued 5,000 shares to a director upon retirement with an aggregate fair value of $290,000. No shares were issued during the year ended December 31, 2013.

11. Supplementary quarterly financial data (unaudited, in thousands, except per share data):

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Rental income	$88,120	$87,930	$89,772	$93,424

Cost of operations	$29,384	$28,720	$29,901	$26,826

Net income allocable to common shareholders	$8,540	$8,711	$9,001	$17,682

Net income per share:
Basic	$0.35	$0.36	$0.37	$0.68

Diluted	$0.35	$0.36	$0.37	$0.68

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Rental income	$84,677	$85,627	$87,020	$89,224

Cost of operations	$28,115	$27,717	$29,294	$28,982

Net income allocable to common shareholders	$3,467	$1,410	$5,172	$9,760

Net income per share:
Basic	$0.14	$0.06	$0.21	$0.40

Diluted	$0.14	$0.06	$0.21	$0.40

12. Commitments and contingencies

The Company currently is neither subject to any other material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

13. 401(k) Plan

The Company has a 401(k) savings plan (the “Plan”) in which all eligible employees may participate. The Plan provides for the Company to make matching contributions to all eligible employees up to 4% of their annual salary dependent on the employee’s level of participation. For the years ended December 31, 2013, 2012 and 2011, $362,000, $345,000 and $328,000, respectively, was charged as expense related to this plan.

PS BUSINESS PARKS, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

(DOLLARS IN THOUSANDS)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2013
Description	Location	Encumbrances	Land	Buildings and Improvements	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year(s) Acquired	Depreciable Lives (Years)
Mesa	Mesa, AZ	$—	$675	$1,692	$2,746	$675	$4,438	$5,113	$3,492	1997	5- 30
Corporate/Metro Park Phoenix	Phoenix, AZ	—	5,130	17,514	2,961	5,130	20,475	25,605	11,190	1999/2003	5- 30
Tempe/MCKellips	Tempe, AZ	—	195	522	586	195	1,108	1,303	801	1997	5- 30
University	Tempe, AZ	—	2,805	7,107	6,520	2,805	13,627	16,432	9,274	1997	5- 30
Concord Business Park	Concord, CA	—	12,454	20,491	614	12,454	21,105	33,559	2,381	2011	5- 30
Bayview Business Park	Fremont, CA	7,300	4,990	4,831	81	4,990	4,912	9,902	680	2011	5- 30
Christy Business Park	Fremont, CA	14,200	11,450	16,254	1,047	11,450	17,301	28,751	2,063	2011	5- 30
Industrial Drive Distribution Center	Fremont, CA	5,300	7,482	6,812	106	7,482	6,918	14,400	798	2011	5- 30
Bay Center Business Park	Hayward, CA	27,500	19,052	50,501	1,844	19,052	52,345	71,397	6,217	2011	5- 30
Cabot Distribution Center	Hayward, CA	9,300	5,859	10,811	289	5,859	11,100	16,959	1,127	2011	5- 30
Diablo Business Park	Hayward, CA	—	9,102	15,721	690	9,102	16,411	25,513	2,155	2011	5- 30
Eden Landing	Hayward, CA	4,800	3,275	6,174	60	3,275	6,234	9,509	826	2011	5- 30
Hayward Business Park	Hayward, CA	46,400	28,256	54,418	1,516	28,256	55,934	84,190	5,668	2011	5- 30
Huntwood Business Park	Hayward, CA	11,600	7,391	11,819	760	7,391	12,579	19,970	1,474	2011	5- 30
Parkway Commerce	Hayward, CA	—	4,398	10,433	4,371	4,398	14,804	19,202	8,761	1997	5- 30
Dixon Landing Business Park	Milpitas, CA	30,000	26,301	21,121	1,396	26,301	22,517	48,818	3,223	2011	5- 30
Monterey/Calle	Monterey, CA	—	288	706	308	288	1,014	1,302	636	1997	5- 30
Port of Oakland	Oakland, CA	10,800	5,638	11,066	590	5,638	11,656	17,294	1,389	2011	5- 30
Northpointe Business Center	Sacramento, CA	—	3,031	13,826	5,956	3,031	19,782	22,813	12,398	1999	5- 30
Sacramento Northgate	Sacramento, CA	—	1,710	4,567	2,973	1,710	7,540	9,250	5,132	1997	5- 30
Charcot Business Park	San Jose, CA	10,300	8,086	11,546	797	8,086	12,343	20,429	1,953	2011	5- 30
Las Plumas	San Jose, CA	—	4,379	12,889	5,899	4,379	18,788	23,167	12,413	1998	5- 30
Little Orchard Distribution Center	San Jose, CA	5,900	7,725	3,846	35	7,725	3,881	11,606	555	2011	5- 30
Montague Industrial Park	San Jose, CA	14,200	14,476	12,807	270	14,476	13,077	27,553	2,183	2011	5- 30
Oakland Road	San Jose, CA	—	3,458	8,765	2,890	3,458	11,655	15,113	6,997	1997	5- 30
Rogers Avenue	San Jose, CA	—	3,540	4,896	547	3,540	5,443	8,983	2,133	2006	5- 30
Doolittle Business Park	San Leandro, CA	4,500	3,929	6,231	294	3,929	6,525	10,454	837	2011	5- 30
Bayshore Corporate Center	San Mateo, CA	—	25,108	36,891	—	25,108	36,891	61,999	—	2013	5- 30
San Ramon/Norris Canyon	San Ramon, CA	—	1,486	3,642	1,238	1,486	4,880	6,366	2,948	1997	5- 30
Commerce Park	Santa Clara, CA	—	17,218	21,914	3,485	17,218	25,399	42,617	14,241	2007	5- 30
Santa Clara Tech Park	Santa Clara, CA	—	7,673	15,645	3,598	7,673	19,243	26,916	10,759	2000	5- 30
Walsh at Lafayette	Santa Clara, CA	19,300	13,437	17,890	282	13,437	18,172	31,609	3,003	2011	5- 30
Airport Blvd.	So. San Francisco, CA	—	899	2,387	690	899	3,077	3,976	1,796	1997	5- 30
So. San Francisco/Produce	So. San Francisco, CA	—	776	1,886	517	776	2,403	3,179	1,354	1997	5- 30
Kifer Industrial Park	Sunnyvale, CA	28,600	13,227	37,874	244	13,227	38,118	51,345	4,306	2011	5- 30
Buena Park Industrial Center	Buena Park, CA	—	3,245	7,703	2,118	3,245	9,821	13,066	5,798	1997	5- 30
Carson	Carson, CA	—	990	2,496	1,351	990	3,847	4,837	2,428	1997	5- 30
Cerritos Business Center	Cerritos, CA	—	4,218	10,273	3,757	4,218	14,030	18,248	8,390	1997	5- 30
Cerritos/Edwards	Cerritos, CA	—	450	1,217	1,358	450	2,575	3,025	1,524	1997	5- 30
Culver City	Culver City, CA	—	3,252	8,157	5,963	3,252	14,120	17,372	9,022	1997	5- 30
Corporate Point	Irvine, CA	—	6,876	18,519	5,839	6,876	24,358	31,234	14,792	2000	5- 30

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2013
Description	Location	Encumbrances	Land	Buildings and Improvements	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year(s) Acquired	Depreciable Lives (Years)
Laguna Hills Commerce Center	Laguna Hills, CA	—	16,261	39,559	5,925	16,261	45,484	61,745	25,015	1997	5- 30
Plaza Del Lago	Laguna Hills, CA	—	2,037	5,051	3,712	2,037	8,763	10,800	5,707	1997	5 -30
Canada	Lake Forest, CA	—	5,508	13,785	5,096	5,508	18,881	24,389	11,122	1997	5- 30
Monterey Park	Monterey Park, CA	—	3,078	7,862	1,455	3,078	9,317	12,395	5,580	1997	5- 30
Orange County Business Center	Orange County, CA	—	9,405	35,746	16,281	9,405	52,027	61,432	36,754	2003	5- 30
Orangewood	Orange County, CA	—	2,637	12,291	2,781	2,637	15,072	17,709	7,577	2003	5- 30
Kearney Mesa	San Diego, CA	—	2,894	7,089	2,632	2,894	9,721	12,615	5,910	1997	5- 30
Lusk	San Diego, CA	—	5,711	14,049	5,272	5,711	19,321	25,032	11,854	1997	5- 30
Rose Canyon Business Park	San Diego, CA	—	15,129	20,054	1,954	15,129	22,008	37,137	10,112	2005	5- 30
Signall Hill	Signal Hill, CA	—	6,693	12,699	2,433	6,693	15,132	21,825	7,589	1997/2006	5- 30
Studio City/Ventura	Studio City, CA	—	621	1,530	404	621	1,934	2,555	1,122	1997	5- 30
Torrance	Torrance, CA	—	2,318	6,069	2,929	2,318	8,998	11,316	5,419	1997	5- 30
Boca Commerce	Boca Raton, FL	—	7,795	9,258	932	7,795	10,190	17,985	3,617	2006	5- 30
MICC	Miami, FL	—	89,529	105,370	37,670	89,529	143,040	232,569	74,068	2003/2011	5- 30
Wellington	Wellington, FL	—	10,845	18,560	2,465	10,845	21,025	31,870	6,683	2006	5- 30
Ammendale	Beltsville, MD	—	4,278	18,380	9,879	4,278	28,259	32,537	18,793	1998	5- 30
Gaithersburg/Christopher	Gaithersburg, MD	—	475	1,203	557	475	1,760	2,235	1,134	1997	5- 30
Metro Park	Rockville, MD	—	33,995	94,463	34,546	33,995	129,009	163,004	74,095	2001	5- 30
Parklawn Business Park	Rockville, MD	—	3,387	19,628	2,982	3,387	22,610	25,997	5,229	2010	5- 30
Shady Grove	Rockville, MD	—	5,372	50,727	8,203	5,372	58,930	64,302	12,266	2010	5- 30
Westech Business Park	Silver Spring, MD	—	25,261	74,572	14,329	25,261	88,901	114,162	42,993	2006	5- 30
Cornell Oaks	Beaverton, OR	—	20,616	63,235	17,562	20,616	80,797	101,413	44,325	2001	5- 30
Creekside	Beaverton, OR	—	15,007	47,125	22,703	15,007	69,828	84,835	45,271	1998/2000	5- 30
Milwaukie	Milwaukie, OR	—	1,125	2,857	1,657	1,125	4,514	5,639	2,832	1997	5- 30
Valwood Business Center	Carrollton, TX	—	2,510	13,859	18	2,510	13,877	16,387	267	2013	5- 30
Empire Commerce	Dallas, TX	—	304	1,545	819	304	2,364	2,668	1,600	1998	5- 30
Northgate	Dallas, TX	—	1,274	5,505	3,661	1,274	9,166	10,440	5,695	1998	5- 30
Northway Plaza	Farmers Branch, TX	—	1,742	4,503	8	1,742	4,511	6,253	135	2013	5- 30
Springlake Business Center	Farmers Branch, TX	—	892	2,282	—	892	2,282	3,174	74	2013	5- 30
Westwood Business Park	Farmers Branch, TX	—	941	6,884	1,740	941	8,624	9,565	4,299	2003	5- 30
Eastgate	Garland, TX	—	480	1,203	573	480	1,776	2,256	1,086	1997	5- 30
Freeport Business Park	Irving, TX	—	4,564	9,506	32	4,564	9,538	14,102	271	2013	5- 30
NFTZ (1)	Irving, TX	—	1,517	6,499	3,009	1,517	9,508	11,025	5,374	1998	5- 30
Royal Tech	Irving, TX	—	13,989	54,113	19,943	13,989	74,056	88,045	43,437	1998-2000/2011	5- 30
La Prada	Mesquite, TX	—	495	1,235	614	495	1,849	2,344	1,164	1997	5- 30
The Summit	Plano, TX	—	1,536	6,654	3,968	1,536	10,622	12,158	7,023	1998	5- 30
Arapaho Business Park	Richardson, TX	—	4,851	9,902	363	4,851	10,265	15,116	649	2013	5- 30
Richardson Business Parkway	Richardson, TX	—	799	3,568	2,503	799	6,071	6,870	4,082	1998	5- 30
Ben White	Austin, TX	—	1,550	7,015	1,897	1,550	8,912	10,462	5,106	1998	5- 30
Lamar Business Park	Austin, TX	—	2,528	6,596	4,023	2,528	10,619	13,147	8,383	1997	5- 30
McKalla	Austin, TX	—	1,945	13,212	2,015	1,945	15,227	17,172	5,624	1998/2012	5- 30
Rutland	Austin, TX	—	2,022	9,397	3,649	2,022	13,046	15,068	6,838	1998/1999	5- 30
Waterford	Austin, TX	—	2,108	9,649	3,302	2,108	12,951	15,059	8,126	1999	5- 30
Braker Business Park	Austin, TX	—	1,874	13,990	987	1,874	14,977	16,851	4,294	2010	5- 30
McNeil	Austin, TX	—	2,314	17,044	2,150	2,314	19,194	21,508	5,770	1999/2010/2012	5- 30
Mopac Business Park	Austin, TX	—	719	3,579	328	719	3,907	4,626	1,042	2010	5- 30
Southpark Business Park	Austin, TX	—	1,266	9,882	1,399	1,266	11,281	12,547	2,961	2010	5- 30
Bren Mar	Alexandria, VA	—	2,197	5,380	3,795	2,197	9,175	11,372	5,780	1997	5- 30
Eisenhower	Alexandria, VA	—	1,440	3,635	2,295	1,440	5,930	7,370	4,029	1997	5- 30

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2013
Description	Location	Encumbrances	Land	Buildings and Improvements	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year(s) Acquired	Depreciable Lives (Years)
Beaumont	Chantilly, VA	—	4,736	11,051	1,721	4,736	12,772	17,508	5,854	2006	5- 30
Dulles South/Sullyfield	Chantilly, VA	—	1,373	6,810	2,898	1,373	9,708	11,081	5,662	1999	5- 30
Lafayette	Chantilly, VA	—	1,680	13,398	4,296	1,680	17,694	19,374	11,233	1999/2000	5- 30
Park East	Chantilly, VA	—	3,851	18,029	9,798	3,851	27,827	31,678	14,876	1999	5- 30
Fair Oaks Business Park	Fairfax, VA	—	13,598	36,232	5,483	13,598	41,715	55,313	21,337	2004/2007	5- 30
Properity Business Campus	Fairfax, VA	—	23,147	67,575	26,894	23,147	94,469	117,616	51,363	2001	5- 30
Monroe	Herndon, VA	—	6,737	18,911	9,669	6,737	28,580	35,317	18,183	1997/1999	5- 30
Gunston	Lorton, VA	—	4,146	17,872	5,004	4,146	22,876	27,022	13,396	1998	5- 30
Westpark Business Campus	MClean, VA	—	47,955	101,847	17,033	47,955	118,880	166,835	23,432	2010/2011	5- 30
Alban Road	Springfield, VA	—	1,935	4,736	4,711	1,935	9,447	11,382	6,411	1997	5- 30
I-95	Springfield, VA	—	3,535	15,672	11,140	3,535	26,812	30,347	18,263	2000	5- 30
Northpointe	Sterling, VA	—	2,767	8,778	4,161	2,767	12,939	15,706	8,848	1997/1998	5- 30
Shaw Road	Sterling, VA	—	2,969	10,008	3,979	2,969	13,987	16,956	9,603	1998	5- 30
Tysons Corporate Center	Vienna, VA	—	9,885	25,302	9,032	9,885	34,334	44,219	7,382	2010	5- 30
Woodbridge	Woodbridge, VA	—	1,350	3,398	1,777	1,350	5,175	6,525	3,317	1997	5- 30
212th Business Park	KentWA	—	19,573	17,695	9,597	19,573	27,292	46,865	1,907	2012	5- 30
Overlake	Redmond, WA	—	27,761	49,353	5,988	27,761	55,341	83,102	28,120	2007	5- 30
Renton	Renton, WA	—	330	889	526	330	1,415	1,745	907	1997	5- 30

		$250,000	$827,092	$1,869,215	$477,743	$827,092	$2,346,958	$3,174,050	$1,035,387

(1)	The Company owns two properties that are subject to ground leases in Las Colinas, Texas, expiring in 2019 and 2020, each with one 10 year extension option.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 21, 2014

PS BUSINESS PARKS, INC.

By:	/s/ Joseph D. Russell, Jr.
Joseph D. Russell, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Havner, Jr. Ronald L. Havner, Jr.	Chairman of the Board	February 21, 2014

/s/ Joseph D. Russell, Jr. Joseph D. Russell, Jr.	President, Director and Chief Executive Officer (principal executive officer)	February 21, 2014

/s/ Edward A. Stokx Edward A. Stokx	Chief Financial Officer (principal financial officer and principal accounting officer)	February 21, 2014

/s/ Jennifer Holden Dunbar Jennifer Holden Dunbar	Director	February 21, 2014

/s/ James H. Kropp James H. Kropp	Director	February 21, 2014

/s/ Sara Grootwassink Lewis Sara Grootwassink Lewis	Director	February 21, 2014

/s/ Michael V. McGee Michael V. McGee	Director	February 21, 2014

/s/ Gary E. Pruitt Gary E. Pruitt	Director	February 21, 2014

/s/ Robert S. Rollo Robert S. Rollo	Director	February 21, 2014

/s/ Peter Schultz Peter Schultz	Director	February 21, 2014

PS BUSINESS PARKS, INC.

EXHIBIT INDEX

(Items 15(a)(3) and 15(b))

3.1	Restated Articles of Incorporation. Filed with Registrant’s Registration Statement on Form S-3 (SEC File No. 333-78627) and incorporated herein by reference.
3.2	Restated Bylaws, as amended. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
3.3	Certificate of Determination of Preferences of 6.875% Cumulative Preferred Stock, Series R of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated October 7, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
3.4	Certificate of Determination of Preferences of 6.45% Cumulative Preferred Stock, Series S of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated January 11, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
3.5	Certificate of Determination of Preferences of 6.00% Series T Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated May 7, 2012 (SEC File No. 001-10709) and incorporated herein by reference
3.6	Certificate of Determination of Preferences of 5.75% Series U Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Field with Registrant’s Current Report on Form 8-K dated September 7, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
3.7	Certificate of Determination of Preferences of 5.70% Series V Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Field with Registrant’s Current Report on Form 8-K dated March 5, 2013 (SEC File No. 001-10709) and incorporated herein by reference.
4.1	Deposit Agreement Relating to 6.875% Cumulative Preferred Stock, Series R of PS Business Parks, Inc., dated as of October 7, 2010. Filed with Registrant’s Current Report on Form 8-K dated October 7, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
4.2	Deposit Agreement Relating to 6.45% Cumulative Preferred Stock, Series S of PS Business Parks, Inc., dated as of January 10, 2012. Filed with Registrant’s Current Report on Form 8-K dated January 11, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
4.3	Deposit Agreement Relating to 6.00% Cumulative Preferred Stock, Series T of PS Business Parks, Inc. dated as of May 3, 2012. Filed with Registrant’s Current Report on Form 8-K dated May 7, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
4.4	Deposit Agreement Relating to 5.75% Cumulative Preferred Stock, Series U of PS Business Parks, Inc. dated as of September 5, 2012. Filed with Registrant’s Current Report on Form 8-K dated September 7, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
4.5	Deposit Agreement Relating to 5.70% Cumulative Preferred Stock, Series V of PS Business Parks, Inc. dated as of March 5, 2013. Filed with Registrant’s Current Report on Form 8-K dated March 5, 2013 (SEC File No. 001-10709) and incorporated herein by reference.
10.1	Amended Management Agreement between Storage Equities, Inc. and Public Storage Commercial Properties Group, Inc. dated as of February 21, 1995. Filed with PS’s Annual Report on Form 10-K for the year ended December 31, 1994 (SEC File No. 001-08389) and incorporated herein by reference.
10.2	Agreement of Limited Partnership of PS Business Parks, L.P. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 001-10709) and incorporated herein by reference.

10.3*	Offer Letter / Employment Agreement between Registrant and Joseph D. Russell, Jr., dated as of September 6, 2002. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (SEC File No. 001-10709) and incorporated herein by reference.
10.4*	Form of Indemnity Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.5*	Form of Indemnification Agreement for Executive Officers. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-10709) and incorporated herein by reference.
10.6	Cost Sharing and Administrative Services Agreement dated as of November 16, 1995 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.7	Amendment to Cost Sharing and Administrative Services Agreement dated as of January 2, 1997 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.8	Accounts Payable and Payroll Disbursement Services Agreement dated as of January 2, 1997 by and between PSCC, Inc. and AOPP LP. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.9	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 6.875% Series R Cumulative Redeemable Preferred Units, dated as of October 15, 2010. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
10.10	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 6.45% Series S Cumulative Redeemable Preferred Units, dated as of January 10, 2012. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (SEC File No. 001-10709) and incorporated herein by reference.
10.11	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 6.00% Series T Cumulative Preferred Units, Series T, dated as of May 14, 2012. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
10.12	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 5.75% Series U Cumulative Preferred Units, dated as of September 14, 2012. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
10.13	Amended and Restated Revolving Credit Agreement dated as of October 29, 2002 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (SEC File No. 001-10709) and incorporated herein by reference.
10.14	Modification Agreement, dated as of December 29, 2003. Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference. This exhibit modifies the Amended and Restated Revolving Credit Agreement dated as of October 29, 2002 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (SEC File No. 001-10709) and incorporated herein by reference.
10.15	Modification Agreement, dated as of January 23, 2004. Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference. This exhibit modifies the Modification Agreement dated as of December 29, 2003 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-10709) and incorporated herein by reference.

10.16	Third Modification Agreement, dated as of August 5, 2005. Filed with the Registrant’s Current Report on Form 8-K dated August 5, 2005 (SEC File No. 001-10709) and incorporated herein by reference. This exhibit modifies the Modification Agreement dated as of January 23, 2004 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-10709) and incorporated herein by reference.
10.17	Fourth Modification Agreement dated as of July 30, 2008 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with Registrant’s Current Report on Form 8-K dated August 5, 2008 (SEC File No. 001-10709) and incorporated herein by reference.
10.18	Fifth Modification Agreement dated as of July 28, 2010 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with Registrant’s Current Report on Form 8-K dated August 2, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
10.19	Promissory Note dated February 9, 2011. Filed with the Registrant’s Current Report on Form 8-K dated February 14, 2011 (SEC File No. 001-10709) and incorporated herein by reference.
10.20	Sixth Modification Agreement dated as of August 3, 2011 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (SEC File No. 001-10709) and incorporated herein by reference.
10.21	Loan Agreement, dated November 17, 2006, between Northern California Industrial Portfolio, Inc., a Maryland corporation, and LaSalle Bank National Association, a national banking association. Filed with the Registrant’s Current Report on Form 8-K dated December 20, 2011 (SEC File No. 001-10709) and incorporated herein by reference.
10.22	Credit Agreement dated as of December 20, 2011, by and among PS Business Parks, L.P., a California limited partnership, as borrower, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders. Filed with the Registrant’s Current Report on Form 8-K dated December 20, 2011 (SEC File No. 001-10709) and incorporated herein by reference.
10.23	Seventh Modification Agreement dated as of December 20, 2011 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with the Registrant’s Current Report on Form 8-K dated December 20, 2011 (SEC File No. 001-10709) and incorporated herein by reference.
10.24	First Modification Agreement dated December 29, 2011 to Credit Agreement dated December 20, 2011 by and among PS Business Parks, L.P., a California limited partnership, as borrower, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders. Filed with the Registrant’s Current Report on Form 8-K dated January 5, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
10.25	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 5.70% Series V Cumulative Preferred Units , dated as of March 14, 2013. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (SEC File No. 001-10709) and incorporated herein by reference.
10.26*	Registrant’s 1997 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (SEC File No. 333-48313) and incorporated herein by reference.
10.27*	Registrant’s 2003 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (SEC File No. 333-104604) and incorporated herein by reference.
10.28*	Amended and Restated Retirement Plan for Non-Employee Directors. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (SEC File No. 001-10709) and incorporated herein by reference.
10.29*	Form of PS Business Parks, Inc. Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 001-10709) and incorporated herein by reference.

10.30*	Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 001-10709) and incorporated herein by reference.
10.31*	Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 001-10709) and incorporated herein by reference.
10.32*	Amendment to Form of Director Stock Option Agreement. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
10.33*	Revised Form of Director Stock Option Agreement. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
10.34*	Registrant’s 2012 Equity and Performance-Based Incentive Compensation Plan (2012 Plan). Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
10.34*	Form of Registrant’s 2012 Plan Non-Qualified Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
10.36*	Form of Registrant’s 2012 Plan Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
12	Statement re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. Filed herewith.
21	List of Subsidiaries. Filed herewith.
23	Consent of Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101 .INS	XBRL Instance Document. Filed herewith.
101 .SCH	XBRL Taxonomy Extension Schema. Filed herewith.
101 .CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.
101 .DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.
101 .LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.
101 .PRE	XBRL Taxonomy Extension Presentation Link. Filed herewith.

*	Management contract or compensatory plan or arrangement