Form 10-Q
period 2014-03-31
PS BUSINESS PARKS INC/CA
filed 2014-05-02
CIK 866368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

As of April 28, 2014, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 26,896,136.

PS BUSINESS PARKS, INC.

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$45,769	$31,481
Real estate facilities, at cost:
Land	827,092	827,092
Buildings and improvements	2,355,624	2,346,958

	3,182,716	3,174,050
Accumulated depreciation	(1,061,960)	(1,035,387)

	2,120,756	2,138,663
Land and building held for development	24,618	23,990

	2,145,374	2,162,653
Rent receivable	8,184	5,248
Deferred rent receivable	27,088	25,903
Other assets	7,790	13,274

Total assets	$2,234,205	$2,238,559

LIABILITIES AND EQUITY
Accrued and other liabilities	$71,014	$73,919
Mortgage note payable	250,000	250,000

Total liabilities	321,014	323,919
Commitments and contingencies
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 39,800 shares issued and outstanding at March 31, 2014 and December 31, 2013	995,000	995,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 26,896,136 and 26,849,822 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	267	267
Paid-in capital	701,908	699,314
Cumulative net income	1,096,073	1,070,975
Cumulative distributions	(1,076,180)	(1,047,615)

Total PS Business Parks, Inc.’s shareholders’ equity	1,717,068	1,717,941
Noncontrolling interests:
Common units	196,123	196,699

Total noncontrolling interests	196,123	196,699

Total equity	1,913,191	1,914,640

Total liabilities and equity	$2,234,205	$2,238,559

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	For The Three Months
	Ended March 31,
	2014	2013
Revenues:
Rental income	$95,321	$88,120
Facility management fees	166	158

Total operating revenues	95,487	88,278

Expenses:
Cost of operations	33,444	29,384
Depreciation and amortization	28,441	26,961
General and administrative	2,487	2,399

Total operating expenses	64,372	58,744

Other income and (expense):
Interest and other income	62	43
Interest and other expense	(3,376)	(4,588)

Total other income and (expense)	(3,314)	(4,545)

Net income	$27,801	$24,989

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$2,703	$2,566

Total net income allocable to noncontrolling interests	2,703	2,566

Net income allocable to PS Business Parks, Inc.:
Preferred shareholders	15,122	13,850
Restricted stock unit holders	36	33
Common shareholders	9,940	8,540

Total net income allocable to PS Business Parks, Inc.	25,098	22,423

Net income	$27,801	$24,989

Net income per common share:
Basic	$0.37	$0.35
Diluted	$0.37	$0.35
Weighted average common shares outstanding:
Basic	26,863	24,308

Diluted	26,961	24,411

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Unaudited, in thousands, except share data)

								Total PS
								Business Parks,
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity	Interests	Equity
Balances at December 31, 2013	39,800	$995,000	26,849,822	$267	$699,314	$1,070,975	$(1,047,615)	$1,717,941	$196,699	$1,914,640
Exercise of stock options	—	—	40,973	—	2,033	—	—	2,033	—	2,033
Stock compensation, net	—	—	5,341	—	935	—	—	935	—	935
Net income	—	—	—	—	—	25,098	—	25,098	2,703	27,801
Distributions:
Preferred stock	—	—	—	—	—	—	(15,122)	(15,122)	—	(15,122)
Common stock	—	—	—	—	—	—	(13,443)	(13,443)	—	(13,443)
Noncontrolling interests	—	—	—	—	—	—	—	—	(3,653)	(3,653)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	(374)	—	—	(374)	374	—

Balances at March 31, 2014	39,800	$995,000	26,896,136	$267	$701,908	$1,096,073	$(1,076,180)	$1,717,068	$196,123	$1,913,191

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For The Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$27,801	$24,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	28,441	26,961
In-place lease adjustment	(197)	72
Tenant improvement reimbursements net of lease incentives	(438)	(277)
Stock compensation	1,230	1,423
Decrease in receivables and other assets	943	2,425
Decrease in accrued and other liabilities	(2,452)	(3,067)

Total adjustments	27,527	27,537

Net cash provided by operating activities	55,328	52,526

Cash flows from investing activities:
Capital improvements to real estate facilities	(10,227)	(9,692)
Capital improvements to land and building held for development	(628)	—

Net cash used in investing activities	(10,855)	(9,692)

Cash flows from financing activities:
Repayment of borrowings on term loan debt	—	(110,000)
Principal payments on mortgage notes payable	—	(47)
Repayment of mortgage notes payable	—	(18,055)
Net proceeds from the issuance of preferred stock	—	106,311
Proceeds from the exercise of stock options	2,033	1,594
Distributions paid to preferred shareholders	(15,122)	(13,554)
Distributions paid to noncontrolling interests — common units	(3,653)	(3,214)
Distributions paid to common shareholders	(13,443)	(10,696)

Net cash used in financing activities	(30,185)	(47,661)

Net increase (decrease) in cash and cash equivalents	14,288	(4,827)
Cash and cash equivalents at the beginning of the period	31,481	12,883

Cash and cash equivalents at the end of the period	$45,769	$8,056

Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests — common units	$374	$(407)
Paid-in capital	$(374)	$407
Accrued preferred stock distribution:
Accrued and other liabilities	$—	$296
Cumulative distributions	$—	$(296)
Transfer to land and building held for development:
Land	$—	$(5,927)
Buildings and improvements	$—	$(10,270)
Accumulated depreciation	$—	$778
Land and building held for development	$—	$15,419

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

1. Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of March 31, 2014, PSB owned 77.8% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units are owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and its subsidiaries, including the Operating Partnership are collectively referred to as the “Company.”

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office and industrial space. As of March 31, 2014, the Company owned and operated 29.7 million rentable square feet of commercial space located in eight states. The Company also manages 1.2 million rentable square feet on behalf of PS.

References to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying consolidated financial statements include the accounts of PSB and the Operating Partnership. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

Noncontrolling Interests

The Company’s noncontrolling interests are reported as a component of equity separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions. In addition, net income attributable to the noncontrolling interests is included in consolidated net income on the face of the income statement and, upon a gain or loss of control, the interests purchased or sold, as well as any interests retained, are recorded at fair value with any gain or loss recognized in earnings. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the noncontrolling interests based upon the ownership interest, and an adjustment is made to the noncontrolling interests, with a corresponding adjustment to paid-in capital, to reflect the noncontrolling interests’ equity interest in the Company.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 at March 31, 2014 and December 31, 2013. Deferred rent receivable is net of an allowance for uncollectible accounts totaling $861,000 and $940,000 at March 31, 2014 and December 31, 2013, respectively.

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

Intangible assets/liabilities

Intangible assets and liabilities include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values (included in other assets and accrued liabilities in the accompanying consolidated balance sheets) are amortized to rental income over the remaining non-cancelable terms of the respective leases. The Company recorded a net increase in rental income of $197,000 due to the amortization of net intangible liabilities resulting from the above-market and below-market lease values during the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company recorded a net reduction to rental income of $72,000 due to the amortization of net intangible assets resulting from the above-market and below-market lease values. As of March 31, 2014, the value of in-place leases resulted in net intangible assets of $3.3 million, net of $6.9 million of accumulated amortization with a weighted average amortization period of 7.4 years, and net intangible liabilities of $4.8 million, net of $5.3 million of accumulated amortization with a weighted average amortization period of 4.5 years. As of December 31, 2013, the value of in-place leases resulted in net intangible assets of $3.7 million, net of $6.6 million of accumulated amortization and net intangible liabilities of $5.4 million, net of $4.8 million of accumulated amortization.

Evaluation of asset impairment

The Company evaluates its assets used in operations for impairment by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the estimated undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At March 31, 2014, the Company did not consider any assets to be impaired.

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

Income taxes

The Company has qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its REIT taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. The Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2013 and intends to continue to meet such requirements for 2014. Accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.

The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of March 31, 2014, the Company did not recognize any tax benefit for uncertain tax positions.

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

Net income allocation

Net income was allocated as follows (in thousands):

	For The Three Months Ended March 31,
	2014	2013
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$2,703	$2,566

Total net income allocable to noncontrolling interests	2,703	2,566

Net income allocable to PS Business Parks, Inc.:
Preferred shareholders	15,122	13,850
Restricted stock unit holders	36	33
Common shareholders	9,940	8,540

Total net income allocable to PS Business Parks, Inc.	25,098	22,423

Net income	$27,801	$24,989

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

	For The Three Months Ended March 31,
	2014	2013
Net income allocable to common shareholders	$9,940	$8,540

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	26,863	24,308
Net effect of dilutive stock compensation — based on treasury stock method using average market price	98	103

Diluted weighted average common shares outstanding	26,961	24,411

Net income per common share — Basic	$0.37	$0.35

Net income per common share — Diluted	$0.37	$0.35

Options to purchase 14,000 shares for the three months ended March 31, 2014 were not included in the computation of diluted net income per share because such options were considered anti-dilutive. No such options were excluded from the computation of diluted net income per share for the three months ended March 31, 2013.

Segment reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2013 in order to conform to the 2014 presentation.

Recently Issued Accounting Standards

In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on our consolidated financial position or results of operations.

3. Real estate facilities

The activity in real estate facilities for the three months ended March 31, 2014 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2013	$827,092	$2,346,958	$(1,035,387)	$2,138,663
Capital improvements, net	—	10,534	—	10,534
Disposals	—	(1,868)	1,868	—
Depreciation and amortization	—	—	(28,441)	(28,441)

Balances at March 31, 2014	$827,092	$2,355,624	$(1,061,960)	$2,120,756

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

On December 20, 2013, the Company acquired Bayshore Commons, an eight-building, 340,000 square foot, office park in San Mateo, California, for $60.5 million. On November 8, 2013, the Company acquired nine multi-tenant flex buildings in the Valwood submarket of Dallas, Texas, aggregating 245,000 square feet for $12.4 million. On October 15, 2013, the Company acquired four multi-tenant flex parks along with a four-acre parcel of land aggregating 559,000 square feet of single-story flex buildings located in Dallas, Texas, for a purchase price of $27.9 million. On July 26, 2013, the Company acquired a 389,000 square foot multi-tenant flex park consisting of 18 single-story buildings located in Dallas, Texas, for a purchase price of $14.8 million.

At the beginning of 2013, the Company reclassified a 125,000 square foot building located in Northern Virginia to land and building held for development as the Company intends to redevelop the property. In conjunction with the reclassification, the Company ceased depreciation of the asset. In July, 2013, the Company entered into a joint venture agreement with a real estate development company to pursue a multifamily development on the property. During the entitlement phase, all costs related to the pre-development will be split evenly between the Company and its joint venture partner. The Company will contribute the property to the joint venture upon completion of the entitlement phase. The asset and capitalized development costs were $16.8 million and $16.2 million at March 31, 2014 and December 31, 2013, respectively. For the three months ended March 31, 2014, the Company capitalized costs of $628,000 related to this development, of which $224,000 related to capitalized interest costs.

4. Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues, excluding recovery of operating expenses under these leases, are as follows as of March 31, 2014 (in thousands):

2014	$203,000
2015	210,089
2016	147,258
2017	99,082
2018	66,446
Thereafter	114,628

Total	$840,503

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $21.0 million and $18.2 million for the three months ended March 31, 2014 and 2013, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 3.7% of total leased square footage are subject to termination options which include leases accounting for 1.4% of total leased square footage having termination options exercisable through December 31, 2014. In general, these leases provide for termination payments should the termination options be exercised. The future minimum rental revenues in the above table assume such options are not exercised.

5. Bank loans

Subsequent to March 31, 2014, the Company modified and extended the terms of its line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The expiration of the Credit Facility was extended from August 1, 2015 to May 1, 2019. The Credit Facility has a borrowing limit of $250.0 million. The rate of interest charged on borrowings was modified to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.875% to LIBOR plus 1.70% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.925% (revised from 1.10%). In addition, the Company is required to pay an annual facility fee ranging from 0.125% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). The Company had no balance outstanding on the Credit Facility at March 31, 2014 and December 31, 2013. The Company had $408,000 and $485,000 of unamortized commitment fees as of March 31, 2014 and December 31, 2013, respectively. The Credit Facility requires the Company to meet certain covenants, with all of which the Company was in compliance as of March 31, 2014. Interest on outstanding borrowings is payable monthly.

The Company had a term loan with Wells Fargo (the “Term Loan”). Pursuant to the Term Loan, the Company borrowed $250.0 million for a three year term maturing December 31, 2014. The Term Loan was repaid in full in November, 2013. Interest on the amounts borrowed under the Term Loan accrued based on an applicable rate ranging from LIBOR plus 1.15% to LIBOR plus 2.25% depending on the Company’s credit ratings. During 2013, the Company’s rate under the Term Loan was LIBOR plus 1.20%.

6. Mortgage notes payable

Mortgage notes payable consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
5.45% mortgage note, secured by 4.8 million square feet of commercial properties with a net book value of $435.6 million, interest payable monthly, due December, 2016	$250,000	$250,000

Total	$250,000	$250,000

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

At March 31, 2014, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. Combined with PS’s existing common stock ownership, on a fully converted basis, PS has a combined ownership of 42.3% of the Company’s common equity.

Preferred partnership units

The Company had no preferred units outstanding through the Operating Partnership as of March 31, 2014 and December 31, 2013.

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

The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under this contract were $166,000 and $158,000 for the three months ended March 31, 2014 and 2013, respectively.

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

Either the Company or PS can cancel the property management contract upon 60 days’ notice. Management fee expenses under the contract were $16,000 and $14,000 for the three months ended March 31, 2014 and 2013, respectively.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space, which are allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $108,000 for the three months ended March 31, 2014 and 2013.

The Company had net amounts due to PS of $514,000 and $181,000 at March 31, 2014 and December 31, 2013, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

9. Shareholders’ equity

Preferred stock

As of March 31, 2014 and December 31, 2013, the Company had the following series of preferred stock outstanding:

		Earliest Potential	Dividend	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)
Series R	October, 2010	October, 2015	6.875%	3,000	$75,000
Series S	January, 2012	January, 2017	6.450%	9,200	230,000
Series T	May, 2012	May, 2017	6.000%	14,000	350,000
Series U	September, 2012	September, 2017	5.750%	9,200	230,000
Series V	March, 2013	March, 2018	5.700%	4,400	110,000

Total				39,800	$995,000

On March 14, 2013, the Company issued $110.0 million or 4.4 million depositary shares, each representing 1/1,000 of a share of the 5.70% Cumulative Preferred Stock, Series V, at $25.00 per depositary share.

The Company recorded $15.1 million and $13.9 million in distributions to its preferred shareholders for the three months ended March 31, 2014 and 2013, respectively.

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At March 31, 2014, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. The Company had $31.8 million of deferred costs in connection with the issuance of preferred stock as of March 31, 2014 and December 31, 2013, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock

On November 7, 2013, the Company sold 1,495,000 shares of common stock in a public offering and concurrently sold 950,000 shares of common stock at the public offering price to PS. The aggregate net proceeds were $192.3 million.

The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Since inception of the program, the Company has repurchased an aggregate of 4.9 million shares of common stock at an aggregate cost of $183.9 million or an average cost per share of $37.64. Under existing board authorizations, the Company can repurchase an additional 1.6 million shares. No shares of common stock were repurchased under this program during the three months ended March 31, 2014 and 2013.

The Company paid $13.4 million ($0.50 per common share) and $10.7 million ($0.44 per common share) in distributions to its common shareholders for the three months ended March 31, 2014 and 2013, respectively.

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

No options or restricted stock units were granted for the three months ended March 31, 2014 and 2013.

At March 31, 2014, there was a combined total of 946,000 options and restricted stock units authorized to be granted. Information with respect to outstanding options and nonvested restricted stock units granted under the 2003 Plan and 2012 Plan is as follows:

Options:	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	380,773	$56.45
Granted	—	$—
Exercised	(40,973)	$49.63
Forfeited	—	$—

Outstanding at March 31, 2014	339,800	$57.27	5.81 Years	$8,954

Exercisable at March 31, 2014	220,000	$54.70	5.42 Years	$6,363

Restricted Stock Units:	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	45,100	$60.07
Granted	—	$—
Vested	(8,430)	$51.73
Forfeited	(1,100)	$71.93

Nonvested at March 31, 2014	35,570	$61.67

Effective March, 2014, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2014-2017 (“LTEIP”), with selected employees of the Company. Under the LTEIP, the Company established three levels of targeted restricted stock unit awards for selected employees, which would be earned only if the Company achieved one of three defined targets during 2014 to 2017. The first type of award is an annual award following the end of each of the four years in the program, with the award subject to and based on the achievement of one of three defined targets during the previous year. The second type of award is an award based on achieving one of three defined targets during the cumulative four-year period 2014-2017. In the event the minimum defined target is not achieved for an annual award, the shares allocated to be awarded for such year are added to the shares that may be received if the four-year target is achieved. Both types of restricted stock unit awards vest in four equal annual installments beginning from the date of award. Up to approximately 103,600 restricted stock units would be granted for each of the four years assuming achievement was met and up to approximately 103,600 restricted stock units would be granted for the cumulative four-year period assuming achievement was met. Compensation expense is recognized based on the shares expected to be awarded based on the target level that is expected to be achieved. Net compensation expense of $858,000, representing one month of amortization related to the LTEIP was recognized during the three months ended March 31, 2014.

Effective January 1, 2012, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2012-2015 (“2012 LTEIP”), with selected employees of the Company. The targets for 2012 and 2013 were not achieved and management determined in 2013 that it was not probable that the targets under the 2012 LTEIP will be met. As such, the Company stopped recording amortization as of September 30, 2013. Net compensation of $1.0 million related to the 2012 LTEIP was recognized during the three months ended March 31, 2013 and was reversed during the three months ended December 31, 2013.

Included in the Company’s consolidated statements of income for the three months ended March 31, 2014 and 2013, was $122,000 and $115,000, respectively, in net compensation expense related to stock options. Excluding the LTEIP amortization of $858,000 and $1.0 million, respectively, net compensation expense of $175,000 and $195,000 related to restricted stock units was recognized during the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, there was $652,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 2.4 years. As of March 31, 2014, there was $38.9 million (includes $37.1 million from the LTEIP) of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 5.6 years.

Cash received from 40,973 stock options exercised during the three months ended March 31, 2014 was $2.0 million. Cash received from 31,000 stock options exercised during the three months ended March 31, 2013 was $1.6 million. The aggregate intrinsic value of the stock options exercised was $1.4 million and $735,000 during the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014, 8,430 restricted stock units vested; in settlement of these units, 5,341 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the three months ended March 31, 2014 was $708,000. During the three months ended March 31, 2013, 8,910 restricted stock units vested; in settlement of these units, 5,661 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the three months ended March 31, 2013 was $679,000.

In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. In December of 2011, the Director Plan was amended to increase the maximum shares from 5,000 shares to 7,000 shares, 1,000 shares of common stock for each year served as a director. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income was $75,000 and $67,000 in compensation expense for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and 2013, there was $1.4 million and $1.1 million, respectively, of unamortized compensation expense related to these shares. No shares were issued during the three months ended March 31, 2014 and 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including but not limited to: (a) changes in general economic and business conditions; (b) decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases; (c) tenant defaults; (d) the effect of the recent credit and financial market conditions; (e) our failure to maintain our status as a real estate investment trust (“REIT”); (f) the economic health of our tenants; (g) increases in operating costs; (h) casualties to our properties not covered by insurance; (i) the availability and cost of capital; (j) increases in interest rates and its effect on our stock price; (k) other factors discussed under the heading “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.

Overview

As of March 31, 2014, the Company owned and operated 29.7 million rentable square feet of multi-tenant flex, industrial and office properties located in eight states.

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

During the first three months of 2014, the Company executed leases comprising 2.3 million square feet of space including 1.5 million square feet of renewals of existing leases and 788,000 square feet of new leases. Overall, the rate of decline in rental rates for the Company continued to slow. The Company experienced a decrease in rental rates when comparing new rental rates to outgoing rental rates of 0.7% for the three months ended March 31, 2014 compared to a decrease of 3.4% for the three months ended March 31, 2013. See further discussion of operating results below.

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

Effect of Economic Conditions on the Company’s Operations: During the first three months of 2014, while most markets reflected signs of improving occupancy and rental rates, overall new rental rates for the Company experienced a modest decline over expiring rental rates on executed leases as economic conditions continue to improve at a slow pace. Current and future economic conditions and competition may continue to have a significant impact on the Company, potentially resulting in further reductions in occupancy and rental rates.

The Company historically has experienced a low level of write-offs of uncollectable rents, but there is inherent uncertainty in a tenant’s ability to continue paying rent and meet its full lease obligation. The table below summarizes the impact to the Company from tenants’ inability to pay rent or continue to meet their lease obligations (in thousands):

	For The Three Months Ended March 31,
	2014	2013
Write-offs of uncollectible rent	$161	$228
Write-offs as a percentage of rental income	0.2%	0.3%
Square footage of leases terminated prior to their scheduled expiration due to business failures/bankruptcies	87	84
Accelerated depreciation and amortization related to unamortized tenant improvements and lease commissions associated with early terminations	$191	$637

As of April 28, 2014, the Company had 20,000 square feet of leased space occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, tenants contact us, requesting early termination of their lease, a reduction in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.

Company Performance and Effect of Economic Conditions on Primary Markets: The Company’s operations are substantially concentrated in 10 regions. During the three months ended March 31, 2014, initial rental rates on new and renewed leases within the Company’s total portfolio decreased 0.7% over expiring rents, reflecting a continued improvement in the rate of decline in new rental rates. The Company’s Same Park (defined below) occupancy rate at March 31, 2014 was 92.2%, compared to 91.0% at March 31, 2013. The Company’s total portfolio occupancy rate at March 31, 2014 was 90.7%, compared to 89.6% at March 31, 2013. Each of the 10 regions in which the Company owns assets is subject to its own unique market influences. See “Supplemental Property Data and Trends” below for more information on regional operating data.

Effect of Acquisitions and Dispositions of Properties on the Company’s Operations: The Company is focused on growing its operations by looking for opportunities to expand its presence in existing and new markets through strategic acquisitions that meet the Company’s focus on multi-tenant flex, industrial and office parks in markets where it has or may obtain a substantial market presence. The Company may from time to time dispose of non-strategic assets that do not meet is long-term strategic objectives.

The Company recently announced its decision to pursue the sale of its portfolio in the Portland market and to further assess its presence in the Phoenix and Sacramento markets. The assets owned in these markets comprise an aggregate 2.4 million square feet and generated 7.3% of the Company’s net operating income (see page 23 for definition) in 2013. The ultimate timing and probability of any sale is uncertain at this time.

On December 20, 2013, the Company acquired Bayshore Commons, an eight-building, 340,000 square foot, office park in San Mateo, California, for $60.5 million. On November 8, 2013, the Company acquired nine multi-tenant flex buildings in the Valwood submarket of Dallas, Texas, aggregating 245,000 square feet for $12.4 million. On October 15, 2013, the Company acquired four multi-tenant flex parks along with a four-acre parcel of land aggregating 559,000 square feet of single-story flex buildings located in Dallas, Texas, for a purchase price of $27.9 million. On July 26, 2013, the Company acquired a 389,000 square foot multi-tenant flex park consisting of 18 single-story buildings located in Dallas, Texas, for a purchase price of $14.8 million.

As of March 31, 2014, the blended occupancy rate of the six assets acquired from 2012 to 2013 was 76.4% compared to a blended occupancy rate of 67.7% at the time of acquisition. As of March 31, 2014, the Company had 641,000 square feet of vacancy spread over these six acquisitions which we believe provides the Company with considerable opportunity to generate additional rental income given that the Company’s Same Park assets in these same submarkets have a weighted occupancy of 93.0% at March 31, 2014. The table below contains the assets acquired from 2012 to 2013 (in thousands):

				Square	Occupancy at	Occupancy at
Property	Date Acquired	Location	Purchase Price	Feet	Acquisition	March 31, 2014
Bayshore Commons	December, 2013	San Mateo, California	$60,500	340	81.8%	78.3%
Valwood Business Park	November, 2013	Dallas, Texas	12,425	245	83.5%	86.9%
Dallas Flex Portfolio	October, 2013	Dallas, Texas	27,900	559	72.1%	68.7%
Arapaho Business Park	July, 2013	Dallas, Texas	14,800	389	66.5%	69.0%
Austin Flex Buildings	December, 2012	Austin, Texas	14,900	226	86.1%	100.0%
212th Business Park	July, 2012	Kent Valley, Washington	37,550	958	52.3%	74.9%

Total			$168,075	2,717	67.7%	76.4%

At the beginning of 2013, the Company reclassified a 125,000 square foot building located in Northern Virginia to land and building held for development as the Company intends to redevelop the property. In conjunction with the reclassification, the Company ceased depreciation of the asset. In July, 2013, the Company entered into a joint venture agreement with a real estate development company to pursue a multifamily development of this property. During the entitlement phase, all costs related to the pre-development will be split evenly between the Company and its joint venture partner. The Company will contribute the property to the joint venture upon completion of the entitlement phase. The asset and capitalized development costs were $16.8 million and $16.2 million at March 31, 2014 and December 31, 2013, respectively. For the three months ended March 31, 2014, the Company capitalized costs of $628,000 related to this development, of which $224,000 related to capitalized interest costs.

Scheduled Lease Expirations: In addition to the 2.8 million square feet, or 9.3%, of space available in our total portfolio as of March 31, 2014, 1,645 leases representing 19.5% of the leased square footage of our total portfolio or 18.3% of annualized rental income are scheduled to expire during the remainder of 2014. Our ability to re-lease available space will depend upon market conditions in the specific submarkets in which our properties are located. As a result, we cannot predict with certainty the rate at which expiring leases will be re-leased.

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

In order to provide a meaningful period-to-period comparison, the tables below exclude amortization of the Long-Term Equity Incentive Plan (“LTEIP”) in cost of operations (for field leadership) and general and administrative expenses (for executive management).

Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income (defined as “NOI” for purposes of the following tables), are summarized for the three months ended March 31, 2014 and 2013. NOI is a non-GAAP financial measure. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them, as well as the investor, the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from NOI as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. As part of the tables below, we have reconciled total NOI to income from continuing operations, which we consider the most directly comparable financial measure calculated in accordance with GAAP.

Concentration of Portfolio by Region: The table below reflects the Company’s square footage from continuing operations based on regional concentration as of March 31, 2014 (in thousands):

Region	Square Footage	Percent of Square Footage	NOI For The Three Months Ended March 31, 2014	Percent of NOI
California
Northern California	7,493	25.2%	$13,404	21.6%
Southern California	3,988	13.4%	9,400	15.1%
Texas
Northern Texas	2,961	9.9%	4,174	6.7%
Southern Texas	1,717	5.8%	3,098	5.0%
Virginia	4,040	13.6%	13,254	21.3%
Florida	3,717	12.5%	5,874	9.4%
Maryland	2,352	7.9%	7,313	11.8%
Washington	1,479	5.0%	2,190	3.5%
Oregon	1,314	4.4%	2,631	4.2%
Arizona	679	2.3%	868	1.4%

Total	29,740	100.0%	$62,206	100.0%

Reconciliation of NOI to income from continuing operations
Total NOI			$62,206
Other income and (expenses):
LTEIP amortization:
Cost of operations			(329)
General and administrative			(529)
Facility management fees			166
Interest and other income			62
Interest and other expenses			(3,376)
Depreciation and amortization			(28,441)
General and administrative			(1,958)

Income from continuing operations			$27,801

Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of March 31, 2014. The Company analyzes this concentration to minimize significant industry exposure risk.

Percent of
Annualized
Industry	Rental Income
Business services	16.7%
Government	10.6%
Health services	10.2%
Computer hardware, software and related services	9.9%
Warehouse, distribution, transportation and logistics	9.3%
Retail, food, and automotive	6.2%
Engineering and construction	6.0%
Insurance and financial services	5.3%
Communications	4.1%
Home furnishings	3.0%
Electronics	3.0%
Aerospace/defense products and services	2.8%
Educational services	1.6%
Other	11.3%

Total	100.0%

The information below depicts the Company’s top 10 customers by annualized rental income as of March 31, 2014 (in thousands):

			Percent of
		Annualized	Annualized
Tenants	Square Footage	Rental Income (1)	Rental Income
US Government	874	$22,405	5.9%
Kaiser Permanente	199	4,339	1.1%
Lockheed Martin Corporation	171	4,020	1.1%
Keeco LLC	460	3,214	0.8%
Nike, Inc.	239	2,940	0.8%
Luminex Corporation	185	2,931	0.8%
Level 3 Communications, LLC	197	2,580	0.7%
Wells Fargo	118	2,013	0.5%
Salient Federal Solutions, Inc.	58	1,955	0.5%
Raytheon	97	1,797	0.5%

Total	2,598	$48,194	12.7%

(1)	For leases expiring prior to December 31, 2014, annualized rental income represents income to be received under existing leases from April 1, 2014 through the date of expiration.

Comparative Analysis of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

Results of Operations: In order to evaluate the performance of the Company’s portfolio over comparable periods, management analyzes the operating performance of properties owned and operated throughout both periods (herein referred to as “Same Park”). The Same Park portfolio includes all operating properties owned or acquired prior to January 1, 2012. Operating properties that the Company acquired subsequent to January 1, 2012 are referred to as “Non-Same Park.” For the three months ended March 31, 2014 and 2013, the Same Park facilities constitute 27.0 million rentable square feet, representing 90.9% of the 29.7 million square feet in the Company’s portfolio as of March 31, 2014.

The following table presents the operating results of the Company’s properties for the three months ended March 31, 2014 and 2013 in addition to other income and expenses items affecting income from continuing operations (in thousands, except per square foot data):

	For The Three Months Ended March 31,
	2014	2013	Change
Rental income:
Same Park (27.0 million rentable square feet)	$89,623	$86,924	3.1%
Non-Same Park (2.7 million rentable square feet)	5,698	1,196	376.4%

Total rental income	95,321	88,120	8.2%

Cost of operations:
Same Park	30,867	28,460	8.5%
Non-Same Park	2,248	559	302.1%

Total cost of operations	33,115	29,019	14.1%

Net operating income
Same Park	58,756	58,464	0.5%
Non-Same Park	3,450	637	441.6%

Total net operating income	62,206	59,101	5.3%

Other income and (expenses):
LTEIP amortization:
Cost of operations	(329)	(365)	(9.9%)
General and administrative	(529)	(681)	(22.3%)
Facility management fees	166	158	5.1%
Other income and expenses	(3,314)	(4,545)	(27.1%)
Depreciation and amortization	(28,441)	(26,961)	5.5%
General and administrative	(1,958)	(1,718)	14.0%

Income from continuing operations	$27,801	$24,989	11.3%

Same Park gross margin (1)	65.6%	67.3%	(2.5%)
Same Park weighted average occupancy	92.3%	90.8%	1.7%
Non-Same Park weighted average occupancy	75.4%	55.7%	35.4%
Same Park annualized realized rent per square foot (2)	$14.37	$14.17	1.4%

(1)	Computed by dividing Same Park NOI by Same Park rental income.
(2)	Represents the annualized Same Park rental income earned per occupied square foot.

Supplemental Property Data and Trends: NOI from continuing operations is summarized for the three months ended March 31, 2014 and 2013 by region below. See above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following table summarizes the Same Park and Non-Same Park operating results by region for the three months ended March 31, 2014 and 2013. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2012, and the impact of such is included in Non-Same Park facilities in the table below. As part of the table below, we have reconciled total NOI to income from continuing operations (in thousands):

Three Months Ended March 31, 2014 and 2013:

Region	Rental Income March 31, 2014	Rental Income March 31, 2013	Increase (Decrease)	Cost of Operations March 31, 2014	Cost of Operations March 31, 2013	Increase (Decrease)	NOI March 31, 2014	NOI March 31, 2013	Increase (Decrease)
Same Park
Northern California	$17,045	$16,376	4.1%	$4,918	$4,841	1.6%	$12,127	$11,535	5.1%
Southern California	13,857	13,361	3.7%	4,457	4,353	2.4%	9,400	9,008	4.4%
Northern Texas	4,575	4,551	0.5%	1,447	1,495	(3.2%)	3,128	3,056	2.4%
Southern Texas	4,178	4,342	(3.8%)	1,510	1,467	2.9%	2,668	2,875	(7.2%)
Virginia	20,605	20,241	1.8%	7,351	6,862	7.1%	13,254	13,379	(0.9%)
Florida	8,496	8,123	4.6%	2,622	2,671	(1.8%)	5,874	5,452	7.7%
Maryland	12,782	11,790	8.4%	5,469	3,940	38.8%	7,313	7,850	(6.8%)
Washington	2,175	2,162	0.6%	682	638	6.9%	1,493	1,524	(2.0%)
Oregon	4,492	4,610	(2.6%)	1,861	1,607	15.8%	2,631	3,003	(12.4%)
Arizona	1,418	1,368	3.7%	550	586	(6.1%)	868	782	11.0%

Total Same Park	89,623	86,924	3.1%	30,867	28,460	8.5%	58,756	58,464	0.5%

Non-Same Park
Northern California	1,918	—	100.0%	641	—	100.0%	1,277	—	100.0%
Northern Texas	2,032	—	100.0%	986	—	100.0%	1,046	—	100.0%
Southern Texas	590	467	26.3%	160	161	(0.6%)	430	306	40.5%
Washington	1,158	729	58.8%	461	398	15.8%	697	331	110.6%

Total Non-Same Park	5,698	1,196	376.4%	2,248	559	302.1%	3,450	637	441.6%

Total	$95,321	$88,120	8.2%	$33,115	$29,019	14.1%	$62,206	$59,101	5.3%

Reconciliation of NOI to income from continuing operations
Total NOI							$62,206	$59,101	5.3%
Other income and (expenses):
LTEIP amortization:
Cost of operations							(329)	(365)	(9.9%)
General and administrative							(529)	(681)	(22.3%)
Facility management fees							166	158	5.1%
Other income and expenses							(3,314)	(4,545)	(27.1%)
Depreciation and amortization							(28,441)	(26,961)	5.5%
General and administrative							(1,958)	(1,718)	14.0%

Income from continuing operations							$27,801	$24,989	11.3%

The following table summarizes Same Park weighted average occupancy rates and annualized realized rent per square foot by region for the three months ended March 31, 2014 and 2013.

Three Months Ended March 31, 2014 and 2013:

	Weighted Average Occupancy Rates			Annualized Realized Rent Per Square Foot
Region	2014	2013	Change	2014	2013	Change
Northern California	93.3%	87.3%	6.9%	$10.22	$10.49	(2.6%)
Southern California	92.9%	91.4%	1.6%	$14.97	$14.67	2.0%
Northern Texas	90.6%	89.9%	0.8%	$11.41	$11.44	(0.3%)
Southern Texas	92.0%	96.4%	(4.6%)	$12.18	$12.08	0.8%
Virginia	89.3%	91.8%	(2.7%)	$22.84	$21.83	4.6%
Florida	97.7%	95.6%	2.2%	$9.36	$9.14	2.4%
Maryland	87.3%	88.0%	(0.8%)	$24.90	$22.79	9.3%
Washington	96.1%	94.9%	1.3%	$17.38	$17.49	(0.6%)
Oregon	89.0%	90.5%	(1.7%)	$15.36	$15.51	(1.0%)
Arizona	93.2%	89.9%	3.7%	$8.96	$8.96	—
Total Same Park	92.3%	90.8%	1.7%	$14.37	$14.17	1.4%

Rental Income: Rental income increased $7.2 million from $88.1 million for the three months ended March 31, 2013 to $95.3 million for the three months ended March 31, 2014 as a result of a $4.5 million increase in rental income from Non-Same Park facilities combined with an increase in rental income from the Same Park portfolio of $2.7 million. The Same Park increase was due to an increase in occupancy, while the increase in Non-Same Park was due to a combination of an increase in occupancy and the acquisition of additional parks during the latter half of 2013.

Facility Management Fees: Facility management fees, derived from Public Storage (“PS”), account for a small portion of the Company’s revenues. During the three months ended March 31, 2014, $166,000 of revenue was recognized from facility management fees compared to $158,000 for the three months ended March 31, 2013.

Cost of Operations: Excluding the LTEIP amortization noted above, cost of operations for the three months ended March 31, 2014 was $33.1 million compared to $29.0 million for the three months ended March 31, 2013, an increase of $4.1 million, or 14.1%, as a result of an increase in cost of operations from the Same Park portfolio of $2.4 million, or 8.5%, combined with an increase from the Non-Same Park facilities of $1.7 million. The increase in Same Park cost of operations was driven by increases in snow removal costs of $1.6 million and utility costs of $841,000 in Maryland and Virginia as a result of severe winter storms in 2014 compared to the same period in 2013. Including the LTEIP amortization, cost of operations increased $4.1 million from $29.4 million for the three months ended March 31, 2013 to $33.4 million for the three months ended March 31, 2014 as a result of a $2.4 million increase in cost of operations from the Same Park portfolio combined with a $1.7 million increase in cost of operations from the Non-Same Park facilities.

Depreciation and Amortization Expense: Depreciation and amortization expense was $28.4 million for the three months ended March 31, 2014 compared to $27.0 million for the three months ended March 31, 2013.

General and Administrative Expenses: Excluding the LTEIP amortization, for the three months ended March 31, 2014, general and administrative expenses increased $240,000, or 14.0%, over the same period in 2013 primarily due to the July, 2013 increases in executive compensation as well as an increase in audit fees as a result of increased regulations. Including the LTEIP amortization, for the three months ended March 31, 2014, general and administrative expenses increased $88,000, or 3.7%, over the same period in 2013.

Interest and Other Expenses: Interest and other expenses was $3.4 million for the three months ended March 31, 2014 compared to $4.6 million for the three months ended March 31, 2013. For the three months ended March 31, 2013, interest and other expenses included amortization of commitment fees of $233,000 from the term loan.

The decrease in interest and other expenses were primarily attributable to the repayments on the term loan and mortgage notes payable of $18.1 million during 2013 partially offset by the amortization of commitment fees.

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $2.7 million and $2.6 million of allocated income to common unit holders for the three months ended March 31, 2014 and 2013, respectively. The increase was due to an increase in net operating income combined with a decrease in interest expense partially offset by an increase in depreciation expense.

Liquidity and Capital Resources

Cash and cash equivalents increased $14.3 million from $31.5 million at December 31, 2013 to $45.8 million at March 31, 2014 for the reasons noted below.

Net cash provided by operating activities for the three months ended March 31, 2014 and 2013 was $55.3 million and $52.5 million, respectively. The increase of $2.8 million in net cash provided by operating activities for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to an increase in net operating income of $3.1 million. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders for the foreseeable future.

Net cash used in investing activities was $10.9 million and $9.7 million for the three months ended March 31, 2014 and 2013, respectively. The change was primarily due to development costs of $628,000 incurred related to the multifamily development project in Northern Virginia combined with an increase in capital improvements of $535,000.

Net cash used in financing activities was $30.2 million and $47.7 million for the three months ended March 31, 2014 and 2013, respectively. The change was primarily due to debt repayment of $128.1 million using net proceeds from preferred equity issuance of $106.3 million in 2013 partially offset by an increase in preferred and common distributions as a result of the preferred equity issuance and common dividend increase effective March, 2014.

The Company had outstanding mortgage notes payable of $250.0 million at March 31, 2014 and December 31, 2013. See Notes 5 and 6 to the consolidated financial statements for a summary of the Company’s outstanding borrowings as of March 31, 2014.

Subsequent to March 31, 2014, the Company modified and extended the terms of its line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The expiration of the Credit Facility was extended from August 1, 2015 to May 1, 2019. The Credit Facility has a borrowing limit of $250.0 million. The rate of interest charged on borrowings was modified to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.875% to LIBOR plus 1.70% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.925% (revised from 1.10%). In addition, the Company is required to pay an annual facility fee ranging from 0.125% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). The Company had no balance outstanding on the Credit Facility at March 31, 2014 and December 31, 2013. The Company had $408,000 and $485,000 of unamortized commitment fees as of March 31, 2014 and December 31, 2013, respectively. The Credit Facility requires the Company to meet certain covenants, all of which the Company was in compliance as of March 31, 2014. Interest on outstanding borrowings is payable monthly.

The Company had a term loan with Wells Fargo (the “Term Loan”). Pursuant to the Term Loan, the Company borrowed $250.0 million for a three year term maturing December 31, 2014. The Term Loan was repaid in full in November, 2013. Interest on the amounts borrowed under the Term Loan accrued based on an applicable rate ranging from LIBOR plus 1.15% to LIBOR plus 2.25% depending on the Company’s credit ratings. During 2013, the Company’s rate under the Term Loan was LIBOR plus 1.20%.

The Company’s preferred equity outstanding decreased to 24.2% of its market capitalization during the three months ended March 31, 2014, primarily due to an increase in the Company’s stock price from $76.42 at December 31, 2013 to $83.62 at March 31, 2014. As of March 31, 2014, the Company had one fixed-rate mortgage note totaling $250.0 million, which represented 6.1% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding debt and (3) the total number of common shares and common units outstanding at March 31, 2014 multiplied by the closing price of the stock on that date. The interest rate for the mortgage note is 5.45% per annum. The Company had 20.5% of its properties, in terms of net book value, encumbered at March 31, 2014.

The Company focuses on retaining cash for reinvestment as we believe that this provides the greatest level of financial flexibility. While operating results have been negatively impacted by the slow economic conditions, we believe it is likely that as the economy recovers and operating fundamentals improve, additional increases in distributions to the Company’s common shareholders will be required. Going forward, the Company will continue to monitor its taxable income and the corresponding dividend requirements. During the first quarter of 2014, the Company increased its quarterly dividend from $0.44 per common share to $0.50 per common share, increasing quarterly distributions by approximately $2.0 million per quarter.

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

Repurchase of Common Stock: The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. Since inception of the program, the Company has repurchased an aggregate of 4.9 million shares of common stock at an aggregate cost of $183.9 million or an average cost per share of $37.64. Under existing board authorizations, the Company can repurchase an additional 1.6 million shares. No shares of common stock were repurchased under this program during the three months ended March 31, 2014 or for the year ended December 31, 2013.

Mortgage Note Repayment: In January, 2013, the Company repaid two mortgage notes payable totaling $18.1 million with a combined weighted average stated interest rate of 5.60%.

Capital Expenditures: The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the three months ended March 31, 2014 and 2013, the Company expended $9.7 million and $8.9 million, respectively, in recurring capital expenditures, or $0.32 and $0.31 per weighted average square foot owned, respectively. Tenant improvement amounts exclude those amounts reimbursed by the tenant. Nonrecurring capital improvements include property renovations and expenditures related to repositioning acquisitions. The following table depicts capital expenditures (in thousands):

	For The Three Months Ended March 31,
	2014	2013
Recurring capital expenditures
Capital improvements	$1,247	$909
Tenant improvements	5,190	5,792
Lease commissions	3,260	2,215

Total recurring capital expenditures	9,697	8,916

Nonrecurring capital improvements	530	776

Total capital expenditures	$10,227	$9,692

Capital expenditures on a per square foot owned basis are as follows:

	For The Three Months Ended March 31,
	2014	2013
Recurring capital expenditures
Capital improvements	$0.04	$0.03
Tenant improvements	0.17	0.20
Lease commissions	0.11	0.08

Total recurring capital expenditures	0.32	0.31

Nonrecurring capital improvements	0.02	0.03

Total capital expenditures	$0.34	$0.34

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

The Company’s funding strategy has been to primarily use permanent capital, including common and preferred stock, along with internally generated retained cash flows to meet its liquidity needs. In addition, the Company may sell properties that no longer meet its investment criteria. From time to time, the Company may use its Credit Facility or other forms of debt to facilitate real estate acquisitions or other capital allocations. The Company targets a minimum ratio of FFO to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest while preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the three months ended March 31, 2014, the FFO to fixed charges and preferred distributions coverage ratio was 3.2 to 1.0, excluding the charge for the issuance costs related to the redemption of preferred equity.

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

FFO for the Company is computed as follows (in thousands, except per share data):

	For The Three Months Ended March 31,
	2014	2013
Net income allocable to common shareholders	$9,940	$8,540
Depreciation and amortization (1)	28,441	26,961
Net income allocable to noncontrolling interests — common units	2,703	2,566
Net income allocable to restricted stock unit holders	36	33

FFO allocable to common and dilutive shares	41,120	38,100

FFO allocated to noncontrolling interests — common units	(8,777)	(8,777)
FFO allocated to restricted stock unit holders	(67)	(117)

FFO allocated to common shares	$32,276	$29,206

Weighted average common shares outstanding	26,863	24,308
Weighted average common Operating Partnership units outstanding	7,305	7,305
Weighted average restricted stock units outstanding	56	97
Weighted average common share equivalents outstanding	98	103

Total common and dilutive shares	34,322	31,813

Net income per common share — diluted	$0.37	$0.35
Depreciation and amortization (1) (2)	0.83	0.85

FFO per common and dilutive shares, as reported (2)	$1.20	$1.20

(1)	Includes depreciation and amortization from discontinued operations.
(2)	Per share amounts are computed using additional dilutive shares related to noncontrolling interests and restricted stock units.

In order to provide a meaningful period-to-period comparison of FFO derived from the Company’s ongoing business operations, the table below reconciles reported FFO to adjusted FFO, which excludes the LTEIP amortization for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	For The Three Months Ended March 31,
	2014	2013
FFO allocable to common and dilutive shares, as reported	$41,120	$38,100
LTEIP amortization	858	1,046

FFO allocable to common and dilutive shares, as adjusted	$41,978	$39,146

FFO per common and dilutive shares, as reported	$1.20	$1.20
LTEIP amortization	0.02	0.03

FFO per common and dilutive share, as adjusted	$1.22	$1.23

Adjusted FFO allocable to common and dilutive shares increased $2.8 million for the three months ended March 31, 2014 compared to 2013. The increase in FFO was primarily the result of an increase in net operating income from the Non-Same Park portfolio. The decrease in adjusted FFO per share for the three months ended March 31, 2014 over the same period in 2013 was primarily due to an increase in shares outstanding as a result of the November, 2013 common equity offering.

Related Party Transactions: Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 42.3% of the outstanding shares of the Company’s common stock. At March 31, 2014, PS owned 26.6% of the outstanding shares of the Company’s common stock and 22.2% of the outstanding common units of the Operating Partnership (100.0% of the common units not owned by the Company). Ronald L. Havner, Jr., the Company’s chairman, is also the Chairman of the Board, Chief Executive Officer and President of PS. Gary E. Pruitt, an independent director of the Company is also a trustee of PS.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space. The administrative services include investor relations, legal, corporate tax and information systems, which were allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $108,000 for the three months ended March 31, 2014 and 2013. In addition, the Company provides property management services for properties owned by PS for a management fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contract with PS totaled $166,000 and $158,000 for the three months ended March 31, 2014 and 2013, respectively. PS also provides property management services for the self-storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contract with PS totaled $16,000 and $14,000 for the three months ended March 31, 2014 and 2013, respectively.

The PS Business Parks name and logo is owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations: The Company is scheduled to pay cash dividends of $60.5 million per year on its preferred equity outstanding as of March 31, 2014. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company, from time to time, will use debt financing to facilitate acquisitions. In connection with a portfolio acquisition in 2011, the Company assumed a $250.0 million mortgage note and obtained a $250.0 million Term Loan. The outstanding balance on the Term Loan was fully repaid in November, 2013. As a result, the Company’s debt as a percentage of total equity (based on book values) was 13.1% as of March 31, 2014.

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. See Notes 2, 5 and 6 to the consolidated financial statements included in this Form 10-Q for additional information regarding the terms, valuations and approximate principal maturities of the Company’s indebtedness, including the mortgage note payable, Credit Facility and Term Loan. Based on borrowing rates currently available to the Company, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2014, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

During the three months ended March 31, 2014, there were no shares of the Company’s common stock repurchased. As of March 31, 2014, 1,614,721 shares remain available for purchase under the program.

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

Dated: May 2, 2014

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