Form 10-Q
period 2014-06-30
PS BUSINESS PARKS INC/CA
filed 2014-08-01
CIK 866368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

As of July 28, 2014, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 26,912,436.

PS BUSINESS PARKS, INC.

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$62,523	$31,481
Real estate facilities, at cost:
Land	790,346	790,346
Buildings and improvements	2,209,513	2,191,829

	2,999,859	2,982,175
Accumulated depreciation	(992,793)	(942,959)

	2,007,066	2,039,216
Properties held for disposition, net	99,438	101,184
Land and building held for development	23,472	22,253

	2,129,976	2,162,653
Rent receivable	4,468	5,248
Deferred rent receivable	27,475	25,903
Other assets	7,034	13,274

Total assets	$2,231,476	$2,238,559

LIABILITIES AND EQUITY
Accrued and other liabilities	$69,813	$73,919
Mortgage note payable	250,000	250,000

Total liabilities	319,813	323,919
Commitments and contingencies
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 39,800 shares issued and outstanding at June 30, 2014 and December 31, 2013	995,000	995,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 26,904,436 and 26,849,822 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	268	267
Paid-in capital	704,343	699,314
Cumulative net income	1,121,054	1,070,975
Cumulative distributions	(1,104,752)	(1,047,615)

Total PS Business Parks, Inc.’s shareholders’ equity	1,715,913	1,717,941
Noncontrolling interests:
Common units	195,750	196,699

Total noncontrolling interests	195,750	196,699

Total equity	1,911,663	1,914,640

Total liabilities and equity	$2,231,476	$2,238,559

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$93,986	$87,930	$189,307	$176,050
Facility management fees	165	157	331	315

Total operating revenues	94,151	88,087	189,638	176,365

Expenses:
Cost of operations	31,535	28,720	64,979	58,104
Depreciation and amortization	28,295	26,629	56,736	53,590
General and administrative	3,363	2,370	5,850	4,769

Total operating expenses	63,193	57,719	127,565	116,463

Other income and (expense):
Interest and other income	95	69	157	112
Interest and other expense	(3,403)	(3,961)	(6,779)	(8,549)

Total other income and (expense)	(3,308)	(3,892)	(6,622)	(8,437)

Net income	$27,650	$26,476	$55,451	$51,465

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$2,669	$2,613	$5,372	$5,179

Total net income allocable to noncontrolling interests	2,669	2,613	5,372	5,179

Net income allocable to PS Business Parks, Inc.:
Preferred shareholders	15,122	15,122	30,244	28,972
Restricted stock unit holders	33	30	69	63
Common shareholders	9,826	8,711	19,766	17,251

Total net income allocable to PS Business Parks, Inc.	24,981	23,863	50,079	46,286

Net income	$27,650	$26,476	$55,451	$51,465

Net income per common share:
Basic	$0.37	$0.36	$0.74	$0.71
Diluted	$0.36	$0.36	$0.73	$0.71
Weighted average common shares outstanding:
Basic	26,899	24,358	26,881	24,333

Diluted	26,999	24,470	26,981	24,441

Dividends declared per common share	$0.50	$0.44	$1.00	$0.88

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Unaudited, in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Total PS Business Parks, Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity	Interests	Equity
Balances at December 31, 2013	39,800	$995,000	26,849,822	$267	$699,314	$1,070,975	$(1,047,615)	$1,717,941	$196,699	$1,914,640
Exercise of stock options	—	—	49,273	1	2,442	—	—	2,443	—	2,443
Stock compensation, net	—	—	5,341	—	3,571	—	—	3,571	—	3,571
Net income	—	—	—	—	—	50,079	—	50,079	5,372	55,451
Distributions:
Preferred stock	—	—	—	—	—	—	(30,244)	(30,244)	—	(30,244)
Common stock	—	—	—	—	—	—	(26,893)	(26,893)	—	(26,893)
Noncontrolling interests	—	—	—	—	—	—	—	—	(7,305)	(7,305)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	(984)	—	—	(984)	984	—

Balances at June 30, 2014	39,800	$995,000	26,904,436	$268	$704,343	$1,121,054	$(1,104,752)	$1,715,913	$195,750	$1,911,663

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For The Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$55,451	$51,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	56,736	53,590
In-place lease adjustment	(441)	121
Tenant improvement reimbursements net of lease incentives	(839)	(625)
Stock compensation	3,898	2,628
Decrease in receivables and other assets	4,664	1,816
Decrease in accrued and other liabilities	(2,959)	(3,386)

Total adjustments	61,059	54,144

Net cash provided by operating activities	116,510	105,609

Cash flows from investing activities:
Capital improvements to real estate facilities	(22,250)	(24,722)
Capital improvements to land and building held for development	(1,219)	(53)

Net cash used in investing activities	(23,469)	(24,775)

Cash flows from financing activities:
Repayment of borrowings on term loan debt	—	(110,000)
Principal payments on mortgage notes payable	—	(47)
Repayment of mortgage notes payable	—	(18,055)
Net proceeds from the issuance of preferred stock	—	106,311
Proceeds from the exercise of stock options	2,443	3,659
Distributions paid to preferred shareholders	(30,244)	(28,972)
Distributions paid to noncontrolling interests — common units	(7,305)	(6,428)
Distributions paid to common shareholders	(26,893)	(21,423)

Net cash used in financing activities	(61,999)	(74,955)

Net increase in cash and cash equivalents	31,042	5,879
Cash and cash equivalents at the beginning of the period	31,481	12,883

Cash and cash equivalents at the end of the period	$62,523	$18,762

Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests — common units	$984	$103
Paid-in capital	$(984)	$(103)
Transfer to land and building held for development:
Land	$—	$(5,927)
Buildings and improvements	$—	$(10,323)
Accumulated depreciation	$—	$778
Land and building held for development	$—	$15,472

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

1. Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of June 30, 2014, PSB owned 77.8% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units are owned by Public Storage (“PS”). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 42.3% of the outstanding shares of the Company’s common stock. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and its subsidiaries, including the Operating Partnership are collectively referred to as the “Company.”

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office and industrial space. As of June 30, 2014, the Company owned and operated 29.7 million rentable square feet of commercial space located in eight states. The Company also manages 1.2 million rentable square feet on behalf of PS.

References to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 at June 30, 2014 and December 31, 2013. Deferred rent receivable is net of an allowance for uncollectible accounts totaling $834,000 and $940,000 at June 30, 2014 and December 31, 2013, respectively.

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

Properties held for disposition

An asset is classified as an asset held for disposition when it meets certain requirements, which include, among other criteria, the approval of the sale of the asset, the marketing of the asset for sale and the expectation by the Company that the sale will likely occur within the next 12 months. Upon classification of an asset as held for disposition, depreciation of the asset is ceased, and the net book value of the asset is included on the balance sheet as properties held for disposition.

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

The Company recorded net increases in rental income of $244,000 and $441,000 for the three and six months ended June 30, 2014, respectively, due to the amortization of net intangible liabilities resulting from the above-market and below-market lease values. The Company recorded net reductions to rental income of $49,000 and $121,000 for the three and six months ended June 30, 2013, respectively, due to the amortization of net intangible assets resulting from the above-market and below-market lease values.

As of June 30, 2014, the value of in-place leases resulted in net intangible assets of $3.0 million, net of $7.2 million of accumulated amortization with a weighted average amortization period of 7.5 years, and net intangible liabilities of $4.2 million, net of $5.9 million of accumulated amortization with a weighted average amortization period of 4.6 years. As of December 31, 2013, the value of in-place leases resulted in net intangible assets of $3.7 million, net of $6.6 million of accumulated amortization and net intangible liabilities of $5.4 million, net of $4.8 million of accumulated amortization.

Evaluation of asset impairment

The Company evaluates its assets used in operations for impairment by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the estimated undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At June 30, 2014, the Company did not consider any assets to be impaired.

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

General and administrative expenses

General and administrative expenses include executive and other compensation, office expenses, professional fees, acquisition transaction costs, state income taxes and other such administrative items.

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

The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of June 30, 2014, the Company did not recognize any tax benefit for uncertain tax positions.

Accounting for preferred equity issuance costs

The Company records issuance costs as a reduction to paid-in capital on its balance sheet at the time the preferred securities are issued and reflects the carrying value of the preferred equity at the stated value. Such issuance costs are recorded as non-cash preferred equity distributions at the time the Company notifies the holders of preferred stock or units of its intent to redeem such shares or units.

Net income allocation

Net income was allocated as follows (in thousands):

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$2,669	$2,613	$5,372	$5,179

Total net income allocable to noncontrolling interests	2,669	2,613	5,372	5,179

Net income allocable to PS Business Parks, Inc.:
Preferred shareholders	15,122	15,122	30,244	28,972
Restricted stock unit holders	33	30	69	63
Common shareholders	9,826	8,711	19,766	17,251

Total net income allocable to PS Business Parks, Inc.	24,981	23,863	50,079	46,286

Net income	$27,650	$26,476	$55,451	$51,465

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

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Net income allocable to common shareholders	$9,826	$8,711	$19,766	$17,251

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	26,899	24,358	26,881	24,333
Net effect of dilutive stock compensation — based on treasury stock method using average market price	100	112	100	108

Diluted weighted average common shares outstanding	26,999	24,470	26,981	24,441

Net income per common share — Basic	$0.37	$0.36	$0.74	$0.71

Net income per common share — Diluted	$0.36	$0.36	$0.73	$0.71

Options to purchase 16,000 and 14,000 shares for the three and six months ended June 30, 2014 and 2013, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.

Segment reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2013 in order to conform to the 2014 presentation.

Recently Issued Accounting Standards

In April, 2014, the Financial Accounting Standard Board (“FASB”) issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). During the first quarter of 2014, the Company early adopted the amended guidance, which did not have a material impact on the consolidated financial position or results of operations.

In May, 2014, the FASB issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. This guidance is effective for the Company’s fiscal year beginning October 1, 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements.

3. Real estate facilities

The activity in real estate facilities for the six months ended June 30, 2014 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2013	$790,346	$2,191,829	$(942,959)	$2,039,216
Capital improvements, net	—	22,840	—	22,840
Disposals	—	(4,106)	4,106	—
Depreciation and amortization	—	—	(56,736)	(56,736)
Transfer to properties held for disposition	—	(1,050)	2,796	1,746

Balances at June 30, 2014	$790,346	$2,209,513	$(992,793)	$2,007,066

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

On July 24, 2014, the Company acquired a 149,000 square foot building in Miami, Florida, for $12.7 million. The building, which is currently vacant, is a free standing building located within the Company’s 3.3 million square foot Miami Industrial Commerce Center, which is currently 98.1% leased.

On July 28, 2014, the Company acquired a 19,000 square foot building in Dallas, Texas, for $1.1 million. The flex building, which is 100.0% occupied, is located in the Company’s 389,000 square foot Araphao Business Park.

On December 20, 2013, the Company acquired Bayshore Corporate Commons, an eight-building, 340,000 square foot office park in San Mateo, California, for $60.5 million. On November 8, 2013, the Company acquired nine multi-tenant flex buildings in the Valwood submarket of Dallas, Texas, aggregating 245,000 square feet for $12.4 million. On October 15, 2013, the Company acquired four multi-tenant flex parks along with a four-acre parcel of land aggregating 559,000 square feet of single-story flex buildings located in Dallas, Texas, for a purchase price of $27.9 million. On July 26, 2013, the Company acquired a 389,000 square foot multi-tenant flex park consisting of 18 single-story buildings located in Dallas, Texas, for a purchase price of $14.8 million.

The Company owns three business parks, aggregating 1.3 million square feet, and 11.5 acres of land in Oregon that it is in the process of selling and therefore has classified such assets as properties held for disposition at June 30, 2014 and December 31, 2013. The Company anticipates the sale of such assets to be completed during the fourth quarter of 2014.

At the beginning of 2013, the Company reclassified a 125,000 square foot building located in Northern Virginia to land and building held for development as the Company intends to redevelop the property. In conjunction with the reclassification, the Company ceased depreciation of the asset. In July, 2013, the Company entered into a joint venture agreement with a real estate development company to pursue a multifamily development on the property. During the entitlement phase, all costs related to the pre-development will be split evenly between the Company and its joint venture partner. The Company will contribute the property to the joint venture upon completion of the entitlement phase. The asset and capitalized development costs were $17.4 million and $16.2 million at June 30, 2014 and December 31, 2013, respectively. For the six months ended June 30, 2014, the Company capitalized costs of $1.2 million related to this development, of which $457,000 related to capitalized interest costs.

4. Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues, excluding recovery of operating expenses under these leases, are as follows as of June 30, 2014 (in thousands):

2014	$138,507
2015	226,747
2016	160,385
2017	110,246
2018	76,573
Thereafter	143,080

Total	$855,538

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $19.8 million and $18.7 million for the three months ended June 30, 2014 and 2013, respectively, and $40.8 million and $36.9 million for the six months ended June 30, 2014 and 2013, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 3.6% of total leased square footage are subject to termination options which include leases accounting for 1.2% of total leased square footage having termination options exercisable through December 31, 2014. In general, these leases provide for termination payments should the termination options be exercised. The future minimum rental revenues in the above table assume such options are not exercised.

5. Bank loans

On April 28, 2014, the Company modified and extended the terms of its line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The expiration of the Credit Facility was extended from August 1, 2015 to May 1, 2019. The Credit Facility has a borrowing limit of $250.0 million. The rate of interest charged on borrowings was modified to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.875% to LIBOR plus 1.70% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.925%. In addition, the Company is required to pay an annual facility fee ranging from 0.125% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). The Company had no balance outstanding on the Credit Facility at June 30, 2014 and December 31, 2013. The Company had $1.1 million and $485,000 of unamortized commitment fees as of June 30, 2014 and December 31, 2013, respectively. The Credit Facility requires the Company to meet certain covenants, with all of which the Company was in compliance as of June 30, 2014. Interest on outstanding borrowings is payable monthly.

The Company had a term loan with Wells Fargo (the “Term Loan”). Pursuant to the Term Loan, the Company borrowed $250.0 million for a three year term maturing December 31, 2014. The Term Loan was repaid in full in November, 2013. Interest on the amounts borrowed under the Term Loan was accrued based on an applicable rate ranging from LIBOR plus 1.15% to LIBOR plus 2.25% depending on the Company’s credit ratings. During 2013, the Company’s rate under the Term Loan was LIBOR plus 1.20%.

6. Mortgage note payable

The Company has one mortgage note payable with a fixed interest rate of 5.45%, secured by 4.8 million square feet of commercial properties with a net book value of $432.6 million. The interest is payable monthly, and the mortgage note payable has a maturity date of December, 2016. The Company had $250.0 million outstanding on the mortgage note payable as of June 30, 2014 and December 31, 2013.

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

At June 30, 2014, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. Combined with PS’s existing common stock ownership, on a fully converted basis, PS has a combined ownership of 42.3% of the Company’s common equity.

Preferred partnership units

The Company had no preferred units outstanding through the Operating Partnership as of June 30, 2014 and December 31, 2013.

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

The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under this contract were $165,000 and $157,000 for the three months ended June 30, 2014 and 2013, respectively, and $331,000 and $315,000 for the six months ended June 30, 2014 and 2013, respectively.

PS also provides property management services for the self-storage component of two assets owned by the Company. These self-storage facilities, located in Palm Beach County, Florida, operate under the “Public Storage” name.

Under the property management contract, PS is compensated based on a percentage of the gross revenues of the facilities managed. Under the supervision of the Company, PS coordinates rental policies, rent collections, marketing activities, the purchase of equipment and supplies, maintenance activities, and the selection and engagement of vendors, suppliers and independent contractors. In addition, PS is responsible for establishing the policies for the hire, discharge and supervision of employees for the operation of these facilities, including on-site managers, assistant managers and associate managers.

Either the Company or PS can cancel the property management contract upon 60 days’ notice. Management fee expenses under the contract were $17,000 and $14,000 for the three months ended June 30, 2014 and 2013, respectively, and $33,000 and $28,000 for the six months ended June 30, 2014 and 2013, respectively.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space, which are allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $118,000 and $108,000 for the three months ended June 30, 2014 and 2013, respectively, and $226,000 and $216,000 for the six months ended June 30, 2014 and 2013, respectively.

The Company had net amounts due to PS of $294,000 and $181,000 at June 30, 2014 and December 31, 2013, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

9. Shareholders’ equity

Preferred stock

As of June 30, 2014 and December 31, 2013, the Company had the following series of preferred stock outstanding:

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

The Company paid $15.1 million in distributions to its preferred shareholders for the three months ended June 30, 2014 and 2013. The Company paid $30.2 million and $29.0 million in distributions to its preferred shareholders for the six months ended June 30, 2014 and 2013, respectively.

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At June 30, 2014, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. The Company had $31.8 million of deferred costs in connection with the issuance of preferred stock as of June 30, 2014 and December 31, 2013, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock

On November 7, 2013, the Company sold 1,495,000 shares of common stock in a public offering and concurrently sold 950,000 shares of common stock at the public offering price to PS. The aggregate net proceeds were $192.3 million.

No shares of common stock were repurchased under the board approved common stock repurchase program during the six months ended June 30, 2014 and 2013.

The Company paid $13.5 million ($0.50 per common share) and $10.7 million ($0.44 per common share) in distributions to its common shareholders for the three months ended June 30, 2014 and 2013, respectively, and $26.9 million ($1.00 per common share) and $21.4 million ($0.88 per common share) for the six months ended June 30, 2014 and 2013, respectively.

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

11. Stock compensation

PSB has a 2003 Stock Option and Incentive Plan (the “2003 Plan”) and a 2012 Equity and Performance-Based Incentive Compensation Plan (the “2012 Plan”) covering 1.5 million and 1.0 million shares of PSB’s common stock, respectively. Under the 2003 Plan and 2012 Plan, PSB has granted non-qualified options to certain directors, officers and key employees to purchase shares of PSB’s common stock at a price not less than the fair market value of the common stock at the date of grant. Additionally, under the 2003 Plan and 2012 Plan, PSB has granted restricted shares of common stock to certain directors and restricted stock units to officers and key employees.

The weighted average grant date fair value of options granted during the six months ended June 30, 2014 and 2013 was $10.95 per share and $8.81 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the six months ended June 30, 2014 and 2013, respectively: a dividend yield of 2.3% and 2.2% expected volatility of 17.7% and 16.7% expected life of five years; and risk-free interest rates of 1.7% and 0.7%.

No restricted stock units were granted during the six months ended June 30, 2014 and 2013.

At June 30, 2014, there was a combined total of 935,000 options and restricted stock units authorized to be granted. Information with respect to outstanding options and nonvested restricted stock units granted under the 2003 Plan and 2012 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2013	380,773	$56.45
Granted	16,000	$85.53
Exercised	(49,273)	$49.58
Forfeited	(4,000)	$52.35

Outstanding at June 30, 2014	343,500	$58.84	6.02 Years	$8,502

Exercisable at June 30, 2014	224,900	$55.55	5.31 Years	$6,284

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2013	45,100	$60.07
Granted	—	$—
Vested	(8,430)	$51.73
Forfeited	(1,740)	$67.28

Nonvested at June 30, 2014	34,930	$61.72

Effective March, 2014, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2014-2017 (“LTEIP”), with selected employees of the Company. Under the LTEIP, the Company established three levels of targeted restricted stock unit awards for selected employees, which would be earned only if the Company achieved one of three defined targets during 2014 to 2017. The first type of award is an annual award following the end of each of the four years in the program, with the award subject to and based on the achievement of one of three defined targets during the previous year. The second type of award is an award based on achieving one of three defined targets during the cumulative four-year period 2014-2017. In the event the minimum defined target is not achieved for an annual award, the shares allocated to be awarded for such year are added to the shares that may be received if the four-year target is achieved. Both types of restricted stock unit awards vest in four equal annual installments beginning from the date of award. Up to approximately 83,657 restricted stock units would be granted for each of the four years assuming achievement was met and up to approximately 83,657 restricted stock units would be granted for the cumulative four-year period assuming achievement was met. Compensation expense is recognized based on the shares expected to be awarded based on the target level that is expected to be achieved. Net compensation expense of $2.4 million and $3.2 million related to the LTEIP was recognized during the three and six months ended June 30, 2014, respectively.

Effective January 1, 2012, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2012-2015 (“2012 LTEIP”), with selected employees of the Company. The targets for 2012 and 2013 were not achieved and management determined in 2013 that it was not probable that the targets under the 2012 LTEIP will be met. As such, the Company stopped recording amortization as of September 30, 2013. Net compensation of $917,000 and $2.0 million related to the 2012 LTEIP was recognized during the three and six months ended June 30, 2013, respectively, and was reversed during the three months ended December 31, 2013.

Included in the Company’s consolidated statements of income for the three months ended June 30, 2014 and 2013, was $108,000 and $103,000, respectively, in net compensation expense related to stock options. Net compensation expense of $230,000 and $218,000 related to stock options was recognized during the six months ended June 30, 2014 and 2013, respectively. Excluding the LTEIP amortization of $2.4 million and $917,000, respectively, net compensation expense of $108,000 and $117,000 related to restricted stock units was recognized during the three months ended June 30, 2014 and 2013, respectively. Excluding the LTEIP amortization of $3.2 million and $2.0 million, respectively, net compensation of $284,000 and $312,000 related to restricted stock units was recognized during the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, there was $695,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 2.9 years. As of June 30, 2014, there was $33.3 million (includes $31.7 million from the LTEIP) of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 5.4 years.

Cash received from 49,273 stock options exercised during the six months ended June 30, 2014 was $2.4 million. Cash received from 76,300 stock options exercised during the six months ended June 30, 2013 was $3.7 million. The aggregate intrinsic value of the stock options exercised was $1.7 million and $2.5 million during the six months ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2014, 8,430 restricted stock units vested; in settlement of these units, 5,341 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the six months ended June 30, 2014 was $708,000. During the six months ended June 30, 2013, 9,110 restricted stock units vested; in settlement of these units, 5,796 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the six months ended June 30, 2013 was $695,000.

In May of 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. In December of 2011, the Director Plan was amended to increase the maximum shares from 5,000 shares to 7,000 shares, 1,000 shares of common stock for each year served as a director. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income was $77,000 and $67,000 in compensation expense for the three months ended June 30, 2014 and 2013, respectively and $153,000 and $134,000 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and 2013, there was $1.3 million and $1.0 million, respectively, of unamortized compensation expense related to these shares. No shares were issued during the six months ended June 30, 2014 and 2013.

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

Overview

As of June 30, 2014, the Company owned and operated 29.7 million rentable square feet of multi-tenant flex, industrial and office properties located in eight states.

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

During the first six months of 2014, the Company executed leases comprising 4.5 million square feet of space including 2.8 million square feet of renewals of existing leases and 1.7 million square feet of new leases. Overall, the change in rental rates for the Company continued to improve. The Company experienced an increase in rental rates when comparing new rental rates to outgoing rental rates of 1.1% and 0.2% for the three and six months ended June 30, 2014, respectively, compared to a decrease of 1.3% for the six months ended June 30, 2013. See further discussion of operating results below.

Critical Accounting Policies and Estimates:

Our accounting policies are described in Note 2 to the consolidated financial statements included in this Form 10-Q. We believe our most critical accounting policies relate to revenue recognition, property acquisitions, allowance for doubtful accounts, impairment of long-lived assets, depreciation, accruals of operating expenses and accruals for contingencies, each of which are more fully described in “Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2013.

Effect of Economic Conditions on the Company’s Operations: During the first six months of 2014, most markets reflected signs of improving occupancy and rental rates, overall new rental rates for the Company experienced a modest increase over expiring rental rates on executed leases as economic conditions continue to improve. Current and future economic conditions and competition may continue to have a significant impact on the Company, potentially resulting in further reductions in occupancy and rental rates.

The Company historically has experienced a low level of write-offs of uncollectable rents, but there is inherent uncertainty in a tenant’s ability to continue paying rent and meet its full lease obligation. The table below summarizes the impact to the Company from tenants’ inability to pay rent or continue to meet their lease obligations (in thousands):

	For The Six Months
	Ended June 30,
	2014	2013
Write-offs of uncollectible rent	$559	$565
Write-offs as a percentage of rental income	0.3%	0.3%
Square footage of leases terminated prior to their scheduled expiration due to business failures/bankruptcies	144	201
Accelerated depreciation and amortization related to unamortized tenant improvements and lease commissions associated with early terminations	$286	$1,312

As of July 28, 2014, the Company had 16,000 square feet of leased space occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, tenants contact us, requesting early termination of their lease, a reduction in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.

Company Performance and Effect of Economic Conditions on Primary Markets: The Company’s operations are substantially concentrated in 10 regions. During the six months ended June 30, 2014, initial rental rates on new and renewed leases within the Company’s total portfolio increased 0.2% over expiring rents, with the increase in the three months ended June 30, 2014 being 1.1%. The Company’s Same Park (defined below) occupancy rate at June 30, 2014 was 92.8%, compared to 91.4% at June 30, 2013. The Company’s total portfolio occupancy rate at June 30, 2014 was 91.5%, compared to 90.3% at June 30, 2013. Each of the 10 regions in which the Company owns assets is subject to its own unique market influences. See “Supplemental Property Data and Trends” below for more information on regional operating data.

Effect of Acquisitions and Dispositions of Properties on the Company’s Operations: The Company is focused on growing its operations by looking for opportunities to expand its presence in existing and new markets through strategic acquisitions that meet the Company’s focus on multi-tenant flex, industrial and office parks in markets where it has or may obtain a substantial market presence. The Company may from time to time dispose of assets based on market conditions.

On July 24, 2014, the Company acquired a 149,000 square foot building in Miami, Florida, for $12.7 million. The building, which is currently vacant, is a free standing building located within the Company’s 3.3 million square foot Miami Industrial Commerce Center, which is currently 98.1% leased.

On July 28, 2014, the Company acquired a 19,000 square foot building in Dallas, Texas, for $1.1 million. The flex building, which is 100.0% occupied, is located in the Company’s 389,000 square foot Araphao Business Park.

The Company is pursuing the sale of its portfolio in the Portland, Phoenix and Sacramento markets. The assets owned in these markets comprise an aggregate 2.4 million square feet and accounted for 7.3% of the Company’s net operating income (see page 22 for definition) in 2013. The Company anticipates closing on the sale of the assets in Portland in the fourth quarter of 2014. The ultimate timing and probability of the sale of the Phoenix and Sacramento markets are uncertain at this time as the marketing process is still underway.

On December 20, 2013, the Company acquired Bayshore Corporate Commons, an eight-building, 340,000 square foot office park in San Mateo, California, for $60.5 million. On November 8, 2013, the Company acquired nine multi-tenant flex buildings in the Valwood submarket of Dallas, Texas, aggregating 245,000 square feet for $12.4 million. On October 15, 2013, the Company acquired four multi-tenant flex parks along with a four-acre parcel of land aggregating 559,000 square feet of single-story flex buildings located in Dallas, Texas, for a purchase price of $27.9 million. On July 26, 2013, the Company acquired a 389,000 square foot multi-tenant flex park consisting of 18 single-story buildings located in Dallas, Texas, for a purchase price of $14.8 million.

As of June 30, 2014, the blended occupancy rate of the six assets acquired from 2012 to 2013 was 78.4% compared to a blended occupancy rate of 67.7% at the time of acquisition. As of June 30, 2014, the Company had 587,000 square feet of vacancy spread over these six acquisitions which we believe provides the Company with considerable opportunity to generate additional rental income given that the Company’s Same Park assets in these same submarkets have a weighted occupancy of 93.7% at June 30, 2014. The table below contains the assets acquired from 2012 to 2013 (in thousands):

Property	Date Acquired	Location	Purchase Price	Square Feet	Occupancy at Acquisition	Occupancy at June 30, 2014
Bayshore Corporate Commons	December, 2013	San Mateo, California	$60,500	340	81.8%	77.3%
Valwood Business Park	November, 2013	Dallas, Texas	12,425	245	83.5%	89.0%
Dallas Flex Portfolio	October, 2013	Dallas, Texas	27,900	559	72.1%	68.7%
Arapaho Business Park	July, 2013	Dallas, Texas	14,800	389	66.5%	76.2%
Austin Flex Buildings	December, 2012	Austin, Texas	14,900	226	86.1%	100.0%
212th Business Park	July, 2012	Kent Valley, Washington	37,550	958	52.3%	77.4%

Total			$168,075	2,717	67.7%	78.4%

At the beginning of 2013, the Company reclassified a 125,000 square foot building located in Northern Virginia to land and building held for development as the Company intends to redevelop the property. In conjunction with the reclassification, the Company ceased depreciation of the asset. In July, 2013, the Company entered into a joint venture agreement with a real estate development company to pursue a multifamily development of this property. During the entitlement phase, all costs related to the pre-development will be split evenly between the Company and its joint venture partner. The Company will contribute the property to the joint venture upon completion of the entitlement phase. The asset and capitalized development costs were $17.4 million and $16.2 million at June 30, 2014 and December 31, 2013, respectively. For the six months ended June 30, 2014, the Company capitalized costs of $1.2 million related to this development, of which $457,000 related to capitalized interest costs.

Scheduled Lease Expirations: In addition to the 2.5 million square feet, or 8.4%, of space available in our total portfolio as of June 30, 2014, 1,163 leases representing 13.1% of the leased square footage of our total portfolio or 12.2% of annualized rental income are scheduled to expire during the remainder of 2014. Our ability to re-lease available space will depend upon market conditions in the specific submarkets in which our properties are located. As a result, we cannot predict with certainty the rate at which expiring leases will be re-leased.

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

Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income (defined as “NOI” for purposes of the following tables), are summarized for the three and six months ended June 30, 2014 and 2013. NOI is a non-GAAP financial measure. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them, as well as the investor, the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from NOI as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. As part of the tables below, we have reconciled total NOI to income from continuing operations, which we consider the most directly comparable financial measure calculated in accordance with GAAP.

In order to provide a meaningful period-to-period comparison, the tables below exclude amortization of the Long-Term Equity Incentive Plan (“LTEIP”) in cost of operations (for field leadership) and general and administrative expenses (for executive management).

Concentration of Portfolio by Region: The table below reflects the Company’s square footage from continuing operations based on regional concentration as of June 30, 2014. As part of the table below, we have reconciled total NOI to income from continuing operations (in thousands):

Region	Square Footage	Percent of Square Footage	NOI For The Six Months Ended June 30, 2014	Percent of NOI
California
Northern California	7,493	25.2%	$26,390	21.0%
Southern California	3,988	13.4%	18,479	14.7%
Texas
Northern Texas	2,961	9.9%	7,815	6.2%
Southern Texas	1,717	5.8%	6,247	5.0%
Virginia	4,040	13.6%	27,741	22.1%
Florida	3,717	12.5%	11,866	9.5%
Maryland	2,352	7.9%	15,285	12.2%
Washington	1,479	5.0%	4,508	3.6%
Oregon	1,314	4.4%	5,512	4.4%
Arizona	679	2.3%	1,670	1.3%

Total	29,740	100.0%	$125,513	100.0%

Reconciliation of NOI to income from continuing operations —
Total NOI			$125,513
Other income and (expenses):
LTEIP amortization:
Cost of operations			(1,185)
General and administrative			(2,047)
Facility management fees			331
Interest and other income			157
Interest and other expenses			(6,779)
Depreciation and amortization			(56,736)
General and administrative			(3,803)

Income from continuing operations			$55,451

Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of June 30, 2014. The Company analyzes this concentration to minimize significant industry exposure risk.

Percent of
Annualized
Industry	Rental Income
Business services	16.9%
Government	10.3%
Health services	10.2%
Computer hardware, software and related services	10.0%
Warehouse, distribution, transportation and logistics	9.3%
Retail, food, and automotive	6.0%
Engineering and construction	6.0%
Insurance and financial services	5.3%
Communications	4.0%
Home furnishings	3.2%
Electronics	3.0%
Aerospace/defense products and services	2.7%
Educational services	1.5%
Other	11.6%

Total	100.0%

The information below depicts the Company’s top 10 customers by annualized rental income as of June 30, 2014 (in thousands):

			Percent of
		Annualized	Annualized
Tenants	Square Footage	Rental Income (1)	Rental Income
US Government	856	$21,882	5.8%
Lockheed Martin Corporation	171	4,371	1.2%
Kaiser Permanente	199	4,356	1.2%
Keeco LLC	460	3,240	0.9%
Nike, Inc.	239	2,946	0.8%
Luminex Corporation	185	2,526	0.7%
Wells Fargo	118	1,930	0.5%
Level 3 Communications, LLC	197	1,929	0.5%
Salient Federal Solutions, Inc.	58	1,899	0.5%
Raytheon	80	1,786	0.5%

Total	2,563	$46,865	12.6%

(1)	For leases expiring prior to December 31, 2014, annualized rental income represents income to be received under existing leases from July 1, 2014 through the date of expiration.

Comparative Analysis of the Three and Six Months Ended June 30, 2014 to the Three and Six Months Ended June 30, 2013

Results of Operations: In order to evaluate the performance of the Company’s portfolio over comparable periods, management analyzes the operating performance of properties owned and operated throughout both periods (herein referred to as “Same Park”). The Same Park portfolio includes all operating properties owned or acquired prior to January 1, 2012. Operating properties that the Company acquired subsequent to January 1, 2012 are referred to as “Non-Same Park.” For the three and six months ended June 30, 2014 and 2013, the Same Park facilities constitute 27.0 million rentable square feet, representing 90.9% of the 29.7 million square feet in the Company’s portfolio as of June 30, 2014.

The following table presents the operating results of the Company’s properties for the three and six months ended June 30, 2014 and 2013 in addition to other income and expenses items affecting income from continuing operations (in thousands, except per square foot data):

	For The Three Months			For The Six Months
	Ended June 30,			Ended June 30,
	2014	2013	Change	2014	2013	Change
Rental income:
Same Park (27.0 million rentable square feet)	$88,654	$86,645	2.3%	$178,277	$173,569	2.7%
Non-Same Park (2.7 million rentable square feet)	5,332	1,285	314.9%	11,030	2,481	344.6%

Total rental income	93,986	87,930	6.9%	189,307	176,050	7.5%

Cost of operations:
Same Park	28,246	27,931	1.1%	59,113	56,391	4.8%
Non-Same Park	2,433	554	339.2%	4,681	1,113	320.6%

Total cost of operations	30,679	28,485	7.7%	63,794	57,504	10.9%

Net operating income
Same Park	60,408	58,714	2.9%	119,164	117,178	1.7%
Non-Same Park	2,899	731	296.6%	6,349	1,368	364.1%

Total net operating income	63,307	59,445	6.5%	125,513	118,546	5.9%

Other income and (expenses):
LTEIP amortization:
Cost of operations	(856)	(235)	264.3%	(1,185)	(600)	97.5%
General and administrative	(1,518)	(682)	122.6%	(2,047)	(1,363)	50.2%
Facility management fees	165	157	5.1%	331	315	5.1%
Other income and expenses	(3,308)	(3,892)	(15.0%)	(6,622)	(8,437)	(21.5%)
Depreciation and amortization	(28,295)	(26,629)	6.3%	(56,736)	(53,590)	5.9%
General and administrative	(1,845)	(1,688)	9.3%	(3,803)	(3,406)	11.7%

Income from continuing operations	$27,650	$26,476	4.4%	$55,451	$51,465	7.7%

Same Park gross margin (1)	68.1%	67.8%	0.4%	66.8%	67.5%	(1.0%)
Same Park weighted average occupancy	92.5%	90.9%	1.8%	92.4%	90.9%	1.7%
Non-Same Park weighted average occupancy	77.9%	61.9%	25.8%	76.7%	58.8%	30.4%
Same Park annualized realized rent per square foot (2)	$14.19	$14.11	0.6%	$14.28	$14.13	1.1%

(1)	Computed by dividing Same Park NOI by Same Park rental income.
(2)	Represents the annualized Same Park rental income earned per occupied square foot.

Supplemental Property Data and Trends: NOI from continuing operations is summarized for the three and six months ended June 30, 2014 and 2013 by region below. See above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following tables summarize the Same Park and Non-Same Park operating results by region for the three and six months ended June 30, 2014 and 2013. In addition, the tables reflect the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2012, and the impact of such is included in Non-Same Park facilities in the tables below. As part of the tables below, we have reconciled total NOI to income from continuing operations (in thousands):

Three Months Ended June 30, 2014 and 2013:

Region	Rental Income June 30, 2014	Rental Income June 30, 2013	Increase (Decrease)	Cost of Operations June 30, 2014	Cost of Operations June 30, 2013	Increase (Decrease)	NOI June 30, 2014	NOI June 30, 2013	Increase (Decrease)
Same Park
Northern California	$17,102	$15,754	8.6%	$5,047	$4,853	4.0%	$12,055	$10,901	10.6%
Southern California	13,566	13,387	1.3%	4,487	4,388	2.3%	9,079	8,999	0.9%
Northern Texas	4,533	4,450	1.9%	1,647	1,510	9.1%	2,886	2,940	(1.8%)
Southern Texas	4,312	4,391	(1.8%)	1,567	1,471	6.5%	2,745	2,920	(6.0%)
Virginia	20,532	20,734	(1.0%)	6,045	6,073	(0.5%)	14,487	14,661	(1.2%)
Florida	8,493	7,883	7.7%	2,501	2,694	(7.2%)	5,992	5,189	15.5%
Maryland	12,049	12,037	0.1%	4,077	3,818	6.8%	7,972	8,219	(3.0%)
Washington	2,100	1,966	6.8%	591	647	(8.7%)	1,509	1,319	14.4%
Oregon	4,534	4,668	(2.9%)	1,653	1,844	(10.4%)	2,881	2,824	2.0%
Arizona	1,433	1,375	4.2%	631	633	(0.3%)	802	742	8.1%

Total Same Park	88,654	86,645	2.3%	28,246	27,931	1.1%	60,408	58,714	2.9%

Non-Same Park
Northern California	1,570	—	100.0%	639	—	100.0%	931	—	100.0%
Northern Texas	1,974	—	100.0%	1,219	—	100.0%	755	—	100.0%
Southern Texas	587	462	27.1%	183	158	15.8%	404	304	32.9%
Washington	1,201	823	45.9%	392	396	(1.0%)	809	427	89.5%

Total Non-Same Park	5,332	1,285	314.9%	2,433	554	339.2%	2,899	731	296.6%

Total	$93,986	$87,930	6.9%	$30,679	$28,485	7.7%	$63,307	$59,445	6.5%

Reconciliation of NOI to income from continuing operations —
Total NOI							$63,307	$59,445	6.5%
Other income and (expenses):
LTEIP amortization:
Cost of operations							(856)	(235)	264.3%
General and administrative							(1,518)	(682)	122.6%
Facility management fees							165	157	5.1%
Other income and expenses							(3,308)	(3,892)	(15.0%)
Depreciation and amortization							(28,295)	(26,629)	6.3%
General and administrative							(1,845)	(1,688)	9.3%

Income from continuing operations							$27,650	$26,476	4.4%

Six Months Ended June 30, 2014 and 2013:

Region	Rental Income June 30, 2014	Rental Income June 30, 2013	Increase (Decrease)	Cost of Operations June 30, 2014	Cost of Operations June 30, 2013	Increase (Decrease)	NOI June 30, 2014	NOI June 30, 2013	Increase (Decrease)
Same Park
Northern California	$34,147	$32,130	6.3%	$9,965	$9,694	2.8%	$24,182	$22,436	7.8%
Southern California	27,423	26,748	2.5%	8,944	8,741	2.3%	18,479	18,007	2.6%
Northern Texas	9,108	9,001	1.2%	3,094	3,005	3.0%	6,014	5,996	0.3%
Southern Texas	8,490	8,733	(2.8%)	3,077	2,938	4.7%	5,413	5,795	(6.6%)
Virginia	41,137	40,975	0.4%	13,396	12,935	3.6%	27,741	28,040	(1.1%)
Florida	16,989	16,006	6.1%	5,123	5,365	(4.5%)	11,866	10,641	11.5%
Maryland	24,831	23,827	4.2%	9,546	7,758	23.0%	15,285	16,069	(4.9%)
Washington	4,275	4,128	3.6%	1,273	1,285	(0.9%)	3,002	2,843	5.6%
Oregon	9,026	9,278	(2.7%)	3,514	3,451	1.8%	5,512	5,827	(5.4%)
Arizona	2,851	2,743	3.9%	1,181	1,219	(3.1%)	1,670	1,524	9.6%

Total Same Park	178,277	173,569	2.7%	59,113	56,391	4.8%	119,164	117,178	1.7%

Non-Same Park
Northern California	3,488	—	100.0%	1,280	—	100.0%	2,208	—	100.0%
Northern Texas	4,006	—	100.0%	2,205	—	100.0%	1,801	—	100.0%
Southern Texas	1,177	929	26.7%	343	319	7.5%	834	610	36.7%
Washington	2,359	1,552	52.0%	853	794	7.4%	1,506	758	98.7%

Total Non-Same Park	11,030	2,481	344.6%	4,681	1,113	320.6%	6,349	1,368	364.1%

Total	$189,307	$176,050	7.5%	$63,794	$57,504	10.9%	$125,513	$118,546	5.9%

Reconciliation of NOI to income from continuing operations —
Total NOI							$125,513	$118,546	5.9%
Other income and (expenses):
LTEIP amortization:
Cost of operations							(1,185)	(600)	97.5%
General and administrative							(2,047)	(1,363)	50.2%
Facility management fees							331	315	5.1%
Other income and expenses							(6,622)	(8,437)	(21.5%)
Depreciation and amortization							(56,736)	(53,590)	5.9%
General and administrative							(3,803)	(3,406)	11.7%

Income from continuing operations							$55,451	$51,465	7.7%

The following tables summarize Same Park weighted average occupancy rates and annualized realized rent per square foot by region for the three and six months ended June 30, 2014 and 2013.

Three Months Ended June 30, 2014 and 2013:

	Weighted Average Occupancy Rates			Annualized Realized Rent Per Square Foot
Region	2014	2013	Change	2014	2013	Change
Northern California	93.6%	88.6%	5.6%	$10.22	$9.95	2.7%
Southern California	92.5%	91.4%	1.2%	$14.72	$14.70	0.1%
Northern Texas	89.8%	90.2%	(0.4%)	$11.41	$11.15	2.3%
Southern Texas	93.8%	97.1%	(3.4%)	$12.33	$12.13	1.6%
Virginia	89.9%	91.0%	(1.2%)	$22.61	$22.55	0.3%
Florida	97.5%	94.8%	2.8%	$9.37	$8.95	4.7%
Maryland	88.1%	87.0%	1.3%	$23.26	$23.53	(1.1%)
Washington	96.8%	93.9%	3.1%	$16.66	$16.07	3.7%
Oregon	89.0%	90.8%	(2.0%)	$15.51	$15.65	(0.9%)
Arizona	91.8%	91.1%	0.8%	$9.20	$8.89	3.5%
Total Same Park	92.5%	90.9%	1.8%	$14.19	$14.11	0.6%

Six Months Ended June 30, 2014 and 2013:

	Weighted Average Occupancy Rates			Annualized Realized Rent Per Square Foot
Region	2014	2013	Change	2014	2013	Change
Northern California	93.5%	87.9%	6.4%	$10.21	$10.22	(0.1%)
Southern California	92.7%	91.4%	1.4%	$14.84	$14.68	1.1%
Northern Texas	93.5%	90.1%	3.8%	$11.01	$11.29	(2.5%)
Southern Texas	92.9%	96.7%	(3.9%)	$12.26	$12.11	1.2%
Virginia	89.6%	91.4%	(2.0%)	$22.72	$22.19	2.4%
Florida	97.6%	95.2%	2.5%	$9.36	$9.04	3.5%
Maryland	87.6%	87.5%	0.1%	$24.10	$23.16	4.1%
Washington	96.5%	94.4%	2.2%	$17.01	$16.79	1.3%
Oregon	89.0%	90.6%	(1.8%)	$15.44	$15.59	(1.0%)
Arizona	92.5%	90.5%	2.2%	$9.08	$8.93	1.7%
Total Same Park	92.4%	90.9%	1.7%	$14.28	$14.13	1.1%

Rental Income: Rental income increased $6.1 million from $87.9 million for the three months ended June 30, 2013 to $94.0 million for the three months ended June 30, 2014 as a result of a $4.0 million increase in rental income from Non-Same Park facilities combined with an increase in rental income from the Same Park portfolio of $2.0 million, or 2.3%. Rental income increased $13.3 million from $176.1 million for the six months ended June 30, 2013 to $189.3 million for the six months ended June 30, 2014 as a result of an $8.5 million increase in rental income from Non-Same Park facilities combined with an increase in rental income from the Same Park portfolio of $4.7 million, or 2.7%. The Same Park increase was due to an increase in occupancy, while the increase in Non-Same Park was due to a combination of an increase in occupancy and the acquisition of additional parks during the latter half of 2013.

Facility Management Fees: Facility management fees, derived from Public Storage (“PS”), account for a small portion of the Company’s revenues. During the three months ended June 30, 2014, $165,000 of revenue was recognized from facility management fees compared to $157,000 for the same period in 2013. During the six months ended June 30, 2014, $331,000 in revenue was recognized from facility management fees compared to $315,000 for the same period in 2013.

Cost of Operations: Excluding the LTEIP amortization noted above, cost of operations for the three months ended June 30, 2014 was $30.7 million compared to $28.5 million for the three months ended June 30, 2013, an increase of $2.2 million, or 7.7%, as a result of an increase in the Same Park portfolio of $315,000, or 1.1%, combined with an increase from the Non-Same Park facilities of $1.9 million. Cost of operations for the six months ended June 30, 2014 was $63.8 million compared to $57.5 million for the six months ended June 30, 2013, an increase of $6.3 million, or 10.9%, as a result of an increase in the Same Park portfolio of $2.7 million, or 4.8%, combined with an increase from the Non-Same Park facilities of $3.6 million. While the three month increase in Same Park costs of operations was primarily a result of an increase in occupancy, the six month increase was driven by an increase in snow removal costs of $1.6 million in Maryland and Virginia as a result of severe winter storms in 2014 compared to the same period in 2013. Including the LTEIP amortization, cost of operations increased $2.8 million from $28.7 million for the three months ended June 30, 2013 to $31.5 million for the three months ended June 30, 2014 as a result of a $871,000 increase in cost of operations from the Same Park portfolio combined with a $1.9 million increase in cost of operations from the Non-Same Park facilities. Cost of operations increased $6.9 million from $58.1 million for the six months ended June 30, 2013 to $65.0 million for the six months ended June 30, 2014 as a result of a $3.2 million increase in cost of operations from the Same Park portfolio combined with a $3.6 million increase in cost of operations from the Non-Same Park facilities.

Depreciation and Amortization Expense: Depreciation and amortization expense was $28.3 million for the three months ended June 30, 2014 compared to $26.6 million for the same period in 2013. Depreciation and amortization expense was $56.7 million for the six months ended June 30, 2014 compared to $53.6 million for the same period in 2013.

General and Administrative Expenses: Excluding the LTEIP amortization, for the three and six months ended June 30, 2014, general and administrative expenses increased $157,000, or 9.3%, and $397,000, or 11.7%, respectively, over the same periods in 2013 primarily due to the July, 2013 increases in executive compensation as well as an increase in legal costs. Including the LTEIP amortization, for the three and six months ended June 30, 2014, general and administrative expenses increased $993,000, or 41.9%, and $1.1 million, or 22.7%, respectively, over the same periods in 2013.

Interest and Other Expenses: Interest and other expenses was $3.4 million for the three months ended June 30, 2014 compared to $4.0 million for the three months ended June 30, 2013. Interest and other expenses was $6.8 million and $8.5 million for the six months ended June 30, 2014 and 2013, respectively. The three and six month decrease in interest and other expenses were primarily attributable to the repayment of the term loan and mortgage notes payable of $18.1 million during 2013 combined with interest capitalized in 2014. The Company capitalized interest of $233,000 and $457,000 for the three and six months ended June 30, 2014, respectively.

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $2.7 million and $2.6 million of allocated income to common unit holders for the three months ended June 30, 2014 and 2013, respectively. Net income allocable to noncontrolling interests was $5.4 million and $5.2 million of allocated income to common unit holders for the six months ended June 30, 2014 and 2013, respectively. These increases were due to an increase in net operating income combined with a decrease in interest expense, partially offset by an increase in depreciation expense.

Liquidity and Capital Resources

Cash and cash equivalents increased $31.0 million from $31.5 million at December 31, 2013 to $62.5 million at June 30, 2014 for the reasons noted below.

Net cash provided by operating activities for the six months ended June 30, 2014 and 2013 was $116.5 million and $105.6 million, respectively. The increase of $10.9 million in net cash provided by operating activities for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to an increase in net operating income of $7.0 million. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital improvements, debt service requirements and distributions to shareholders for the foreseeable future.

Net cash used in investing activities was $23.5 million and $24.8 million for the six months ended June 30, 2014 and 2013, respectively. The change was primarily due a decrease in capital improvements of $2.5 million, partially offset by an increase in development costs of $1.2 million incurred related to the multifamily development project in Northern Virginia.

Net cash used in financing activities was $62.0 million and $75.0 million for the six months ended June 30, 2014 and 2013, respectively. The change was primarily due to debt repayment of $128.1 million using net proceeds from preferred equity issuance of $106.3 million in 2013, partially offset by an increase in preferred and common distributions as a result of the preferred equity issuance and common dividend increase effective March, 2014.

The Company had outstanding mortgage note payable of $250.0 million at June 30, 2014 and December 31, 2013. See Notes 5 and 6 to the consolidated financial statements for a summary of the Company’s outstanding borrowings as of June 30, 2014.

On April 28, 2014, the Company modified and extended the terms of its line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The expiration of the Credit Facility was extended from August 1, 2015 to May 1, 2019. The Credit Facility has a borrowing limit of $250.0 million. The rate of interest charged on borrowings was modified to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.875% to LIBOR plus 1.70% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.925%. In addition, the Company is required to pay an annual facility fee ranging from 0.125% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). The Company had no balance outstanding on the Credit Facility at June 30, 2014 and December 31, 2013. The Company had $1.1 million and $485,000 of unamortized commitment fees as of June 30, 2014 and December 31, 2013, respectively. The Credit Facility requires the Company to meet certain covenants, all of which the Company was in compliance June 30, 2014. Interest on outstanding borrowings is payable monthly.

The Company had a term loan with Wells Fargo (the “Term Loan”). Pursuant to the Term Loan, the Company borrowed $250.0 million for a three year term maturing December 31, 2014. The Term Loan was repaid in full in November, 2013. Interest on the amounts borrowed under the Term Loan was accrued based on an applicable rate ranging from LIBOR plus 1.15% to LIBOR plus 2.25% depending on the Company’s credit ratings. During 2013, the Company’s rate under the Term Loan was LIBOR plus 1.20%.

The Company’s preferred equity outstanding decreased to 24.3% of its market capitalization during the six months ended June 30, 2014, primarily due to an increase in the Company’s stock price from $76.42 at December 31, 2013 to $83.49 at June 30, 2014. As of June 30, 2014, the Company had one fixed-rate mortgage note totaling $250.0 million, which represented 6.1% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding debt and (3) the total number of common shares and common units outstanding at June 30, 2014 multiplied by the closing price of the stock on that date. The interest rate for the mortgage note is 5.45% per annum. The Company had 20.6% of its properties, in terms of net book value, encumbered at June 30, 2014.

The Company focuses on retaining cash for reinvestment as we believe that this provides the greatest level of financial flexibility. While operating results have been negatively impacted by the slow economic conditions, we believe it is likely that as the economy recovers and operating fundamentals improve, additional increases in distributions to the Company’s common shareholders will be required. Going forward, the Company will continue to monitor its taxable income and the corresponding dividend requirements. During the first quarter of 2014, the Company increased its quarterly dividend from $0.44 per common share to $0.50 per common share, increasing quarterly distributions by approximately $2.0 million per quarter. As noted above in “Effect of Acquisitions and Dispositions of Properties on the Company’s Operations”, the Company anticipates closing on the sale of its assets in Portland during the fourth quarter of 2014. The Company anticipates that the sale will generate taxable gains. If the Company is unable to acquire suitable properties to defer such gain, it would likely have to pay a special dividend to its shareholders.

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

Repurchase of Common Stock: No shares of common stock were repurchased under the board approved common stock repurchase program during the six months ended June 30, 2014 or for the year ended December 31, 2013.

Mortgage Note Repayment: In January, 2013, the Company repaid two mortgage notes payable totaling $18.1 million with a combined weighted average stated interest rate of 5.60%.

Capital Expenditures: The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the six months ended June 30, 2014 and 2013, the Company expended $20.5 million and $21.0 million, respectively, in recurring capital expenditures, or $0.69 and $0.75 per weighted average square foot owned, respectively. Tenant improvement amounts exclude those amounts reimbursed by the tenant. Nonrecurring capital improvements include property renovations and expenditures related to repositioning acquisitions. The following table depicts capital expenditures (in thousands):

	For The Six Months
	Ended June 30,
	2014	2013
Recurring capital expenditures
Capital improvements	$3,781	$3,604
Tenant improvements	11,538	12,953
Lease commissions	5,144	4,460

Total recurring capital expenditures	20,463	21,017

Nonrecurring capital improvements	1,787	3,705

Total capital expenditures	$22,250	$24,722

Capital expenditures on a per square foot owned basis are as follows:

	For The Six Months
	Ended June 30,
	2014	2013
Recurring capital expenditures
Capital improvements	$0.13	$0.13
Tenant improvements	0.39	0.46
Lease commissions	0.17	0.16

Total recurring capital expenditures	0.69	0.75

Nonrecurring capital improvements	0.06	0.13

Total capital expenditures	$0.75	$0.88

The decrease in recurring capital expenditures of $554,000, or 2.6%, was primarily due to cash paid for several significant tenant improvements projects within the Same Park portfolio in 2013. The decrease in nonrecurring capital expenditures of $1.9 million, or 51.8%, was due to $2.2 million of repositioning projects spent on 2012 acquisitions in 2013, partially offset by repositioning projects relating to 2013 acquisitions.

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

The Company’s funding strategy has been to primarily use permanent capital, including common and preferred stock, along with internally generated retained cash flows to meet its liquidity needs. In addition, the Company may sell properties that no longer meet its investment criteria. From time to time, the Company may use its Credit Facility or other forms of debt to facilitate real estate acquisitions or other capital allocations. The Company targets a minimum ratio of FFO to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest while preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the six months ended June 30, 2014, the FFO to fixed charges and preferred distributions coverage ratio was 3.2 to 1.0, excluding the charge for the issuance costs related to the redemption of preferred equity.

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

FFO for the Company is computed as follows (in thousands, except per share data):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2014	2013	2014	2013
Net income allocable to common shareholders	$9,826	$8,711	$19,766	$17,251
Depreciation and amortization	28,295	26,629	56,736	53,590
Net income allocable to noncontrolling interests — common units	2,669	2,613	5,372	5,179
Net income allocable to restricted stock unit holders	33	30	69	63

FFO allocable to common and dilutive shares	40,823	37,983	81,943	76,083

FFO allocated to noncontrolling interests — common units	(8,704)	(8,738)	(17,481)	(17,514)
FFO allocated to restricted stock unit holders	(67)	(110)	(134)	(228)

FFO allocated to common shares	$32,052	$29,135	$64,328	$58,341

Weighted average common shares outstanding	26,899	24,358	26,881	24,333
Weighted average common Operating Partnership units outstanding	7,305	7,305	7,305	7,305
Weighted average restricted stock units outstanding	56	92	56	95
Weighted average common share equivalents outstanding	100	112	100	108

Total common and dilutive shares	34,360	31,867	34,342	31,841

Net income per common share — diluted	$0.36	$0.36	$0.73	$0.71
Depreciation and amortization (1)	0.83	0.83	1.66	1.68

FFO per common and dilutive shares, as reported (1)	$1.19	$1.19	$2.39	$2.39

(1)	Per share amounts are computed using additional dilutive shares related to noncontrolling interests and restricted stock units.

In order to provide a meaningful period-to-period comparison of FFO derived from the Company’s ongoing business operations, the table below reconciles reported FFO to adjusted FFO, which excludes the LTEIP amortization for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2014	2013	2014	2013
FFO allocable to common and dilutive shares, as reported	$40,823	$37,983	$81,943	$76,083
LTEIP amortization	2,374	917	3,232	1,963

FFO allocable to common and dilutive shares, as adjusted	$43,197	$38,900	$85,175	$78,046

FFO per common and dilutive shares, as reported	$1.19	$1.19	$2.39	$2.39
LTEIP amortization	0.07	0.03	0.09	0.06

FFO per common and dilutive share, as adjusted	$1.26	$1.22	$2.48	$2.45

Adjusted FFO allocable to common and dilutive shares increased $4.3 million and $7.1 million, respectively, for the three and six months ended June 30, 2014 compared to the same periods in 2013. The three and six month increase in FFO was primarily the result of increases in both Same Park and Non-Same Park NOI. Reported FFO per share for the three and six months ended June 30, 2014 compared to the same periods in 2013 was flat due to LTEIP amortization. Both adjusted and reported FFO per share were impacted by an increase in shares outstanding as a result of the November, 2013 common equity offering.

Related Party Transactions: Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 42.3% of the outstanding shares of the Company’s common stock. At June 30, 2014, PS owned 26.6% of the outstanding shares of the Company’s common stock and 22.2% of the outstanding common units of the Operating Partnership (100.0% of the common units not owned by the Company). Ronald L. Havner, Jr., the Company’s chairman, is also the Chairman of the Board, Chief Executive Officer and President of PS. Gary E. Pruitt, an independent director of the Company is also a trustee of PS.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space. The administrative services include investor relations, legal, corporate tax and information systems, which were allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $118,000 and $108,000 for the three months ended June 30, 2014 and 2013, respectively and $226,000 and $216,000 for the six months ended June 30, 2014 and 2013, respectively. In addition, the Company provides property management services for properties owned by PS for a management fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contract with PS totaled $165,000 and $157,000 for the three months ended June 30, 2014 and 2013, respectively and $331,000 and $315,000 for the six months ended June 30, 2014 and 2013, respectively. PS also provides property management services for the self-storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contract with PS totaled $17,000 and $14,000 for the three months ended June 30, 2014 and 2013, respectively and $33,000 and $28,000 for the six months ended June 30, 2014 and 2013, respectively.

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

Contractual Obligations: The Company is scheduled to pay cash dividends of $60.5 million per year on its preferred equity outstanding as of June 30, 2014. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company, from time to time, will use debt financing to facilitate acquisitions. In connection with a portfolio acquisition in 2011, the Company assumed a $250.0 million mortgage note and obtained a $250.0 million Term Loan. The outstanding balance on the Term Loan was fully repaid in November, 2013. As a result, the Company’s debt as a percentage of total equity (based on book values) was 13.1% as of June 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2014. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2014, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended June 30, 2014, there were no shares of the Company’s common stock repurchased. As of June 30, 2014, 1,614,721 shares remain available for purchase under the program.

See Note 9 to the consolidated financial statements for additional information on repurchases of equity securities.

ITEM 6. EXHIBITS

Exhibits

Exhibit 10.1	Second Amended and Restated Revolving Credit Agreement dated as of April 28, 2014 by and among PS Business Parks, L.P., a California limited partnership, as borrower, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders. Filed with the Registrant’s Current Report on Form 8-K dated April 28, 2014 (SEC File No. 001-10709) and incorporated herein by reference.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 101.INS	XBRL Instance Document. Filed herewith.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 1, 2014

PS BUSINESS PARKS, INC.

BY:	/s/ Edward A. Stokx
Edward A. Stokx
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits

Exhibit 10.1	Second Amended and Restated Revolving Credit Agreement dated as of April 28, 2014 by and among PS Business Parks, L.P., a California limited partnership, as borrower, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders. Filed with the Registrant’s Current Report on Form 8-K dated April 28, 2014 (SEC File No. 001-10709) and incorporated herein by reference.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 101.INS	XBRL Instance Document. Filed herewith.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.