Form 10-Q
period 2014-09-30
PS BUSINESS PARKS INC/CA
filed 2014-10-31
CIK 866368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

As of October 27, 2014, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 26,919,161.

PS BUSINESS PARKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$57,535	$31,481
Real estate facilities, at cost:
Land	789,217	781,541
Buildings and improvements	2,194,493	2,152,178

	2,983,710	2,933,719
Accumulated depreciation	(990,782)	(918,202)

	1,992,928	2,015,517
Properties held for disposition, net	123,011	124,883
Land and building held for development	24,028	22,253

	2,139,967	2,162,653
Rent receivable	3,581	5,248
Deferred rent receivable	28,036	25,903
Other assets	12,891	13,274

Total assets	$2,242,010	$2,238,559

LIABILITIES AND EQUITY
Accrued and other liabilities	$80,454	$73,919
Mortgage note payable	250,000	250,000

Total liabilities	330,454	323,919
Commitments and contingencies
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 39,800 shares issued and outstanding at September 30, 2014 and December 31, 2013	995,000	995,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 26,919,161 and 26,849,822 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	268	267
Paid-in capital	706,503	699,314
Cumulative net income	1,147,474	1,070,975
Cumulative distributions	(1,133,332)	(1,047,615)

Total PS Business Parks, Inc.’s shareholders’ equity	1,715,913	1,717,941
Noncontrolling interests:
Common units	195,643	196,699

Total noncontrolling interests	195,643	196,699

Total equity	1,911,556	1,914,640

Total liabilities and equity	$2,242,010	$2,238,559

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$95,627	$89,772	$284,934	$265,822
Facility management fees	164	162	495	477

Total operating revenues	95,791	89,934	285,429	266,299

Expenses:
Cost of operations	33,102	29,901	98,081	88,005
Depreciation and amortization	26,811	26,597	83,547	80,187
General and administrative	3,078	2,635	8,928	7,404

Total operating expenses	62,991	59,133	190,556	175,596

Other income and (expense):
Interest and other income	90	63	247	175
Interest and other expense	(3,412)	(4,017)	(10,191)	(12,566)

Total other income and (expense)	(3,322)	(3,954)	(9,944)	(12,391)

Net income	$29,478	$26,847	$84,929	$78,312

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$3,058	$2,696	$8,430	$7,875

Total net income allocable to noncontrolling interests	3,058	2,696	8,430	7,875

Net income allocable to PS Business Parks, Inc.:
Preferred shareholders	15,122	15,122	45,366	44,094
Restricted stock unit holders	30	28	99	91
Common shareholders	11,268	9,001	31,034	26,252

Total net income allocable to PS Business Parks, Inc.	26,420	24,151	76,499	70,437

Net income	$29,478	$26,847	$84,929	$78,312

Net income per common share:
Basic	$0.42	$0.37	$1.15	$1.08
Diluted	$0.42	$0.37	$1.15	$1.07
Weighted average common shares outstanding:
Basic	26,914	24,386	26,892	24,351

Diluted	27,003	24,472	26,988	24,452

Dividends declared per common share	$0.50	$0.44	$1.50	$1.32

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Unaudited, in thousands, except share data)

								Total PS
								Business Parks,
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity	Interests	Equity
Balances at December 31, 2013	39,800	$995,000	26,849,822	$267	$699,314	$1,070,975	$(1,047,615)	$1,717,941	$196,699	$1,914,640
Exercise of stock options	—	—	61,273	1	3,053	—	—	3,054	—	3,054
Stock compensation, net	—	—	8,066	—	5,608	—	—	5,608	—	5,608
Net income	—	—	—	—	—	76,499	—	76,499	8,430	84,929
Distributions:
Preferred stock	—	—	—	—	—	—	(45,366)	(45,366)	—	(45,366)
Common stock	—	—	—	—	—	—	(40,351)	(40,351)	—	(40,351)
Noncontrolling interests	—	—	—	—	—	—	—	—	(10,958)	(10,958)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	(1,472)	—	—	(1,472)	1,472	—

Balances at September 30, 2014	39,800	$995,000	26,919,161	$268	$706,503	$1,147,474	$(1,133,332)	$1,715,913	$195,643	$1,911,556

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For The Nine Months
	Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$84,929	$78,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	83,547	80,187
In-place lease adjustment	(672)	148
Tenant improvement reimbursements net of lease incentives	(1,194)	(994)
Stock compensation	6,116	4,015
Increase in receivables and other assets	(1,200)	(1,690)
Increase in accrued and other liabilities	7,432	5,827

Total adjustments	94,029	87,493

Net cash provided by operating activities	178,958	165,805

Cash flows from investing activities:
Capital expenditures to real estate facilities	(38,666)	(42,798)
Capital expenditures to land and building held for development	(1,775)	(211)
Acquisition of real estate facilities	(18,842)	(14,393)

Net cash used in investing activities	(59,283)	(57,402)

Cash flows from financing activities:
Repayment of borrowings on term loan debt	—	(110,000)
Principal payments on mortgage notes payable	—	(47)
Repayment of mortgage notes payable	—	(18,055)
Net proceeds from the issuance of preferred stock	—	106,311
Proceeds from the exercise of stock options	3,054	4,382
Distributions paid to preferred shareholders	(45,366)	(44,094)
Distributions paid to noncontrolling interests — common units	(10,958)	(9,642)
Distributions paid to common shareholders	(40,351)	(32,158)

Net cash used in financing activities	(93,621)	(103,303)

Net increase in cash and cash equivalents	26,054	5,100
Cash and cash equivalents at the beginning of the period	31,481	12,883

Cash and cash equivalents at the end of the period	$57,535	$17,983

Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests — common units	$1,472	$456
Paid-in capital	$(1,472)	$(456)
Transfer to land and building held for development:
Land	$—	$(5,927)
Buildings and improvements	$—	$(10,270)
Accumulated depreciation	$—	$778
Land and building held for development	$—	$15,419

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

1. Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of September 30, 2014, PSB owned 77.8% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units are owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and its subsidiaries, including the Operating Partnership are collectively referred to as the “Company.” Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 42.3% of the outstanding shares of the Company’s common stock.

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office and industrial space. As of September 30, 2014, the Company owned and operated 29.7 million rentable square feet of commercial space located in eight states. The Company completed the sale of two business parks located in Beaverton, Oregon, on October 1, 2014. Excluding these two business parks, the Company owned and operated 28.8 million rentable square feet of commercial space located in eight states. The Company also manages 1.2 million rentable square feet on behalf of PS.

References to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 at September 30, 2014 and December 31, 2013. Deferred rent receivable is net of an allowance for uncollectible accounts totaling $845,000 and $940,000 at September 30, 2014 and December 31, 2013, respectively.

Financial instruments

The methods and assumptions used to estimate the fair value of financial instruments are described below. The Company has estimated the fair value of financial instruments using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop estimates of market value. Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges. The Company determines the estimated fair value of financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. This hierarchy requires the use of observable market data when available. The following is the fair value hierarchy:

•	Level 1—quoted prices for identical instruments in active markets;

•	Level 2—quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3—fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

The Company recorded net increases in rental income of $231,000 and $672,000 for the three and nine months ended September 30, 2014, respectively, due to the amortization of net intangible liabilities resulting from the above-market and below-market lease values. The Company recorded net reductions to rental income of $27,000 and $148,000 for the three and nine months ended September 30, 2013, respectively, due to the amortization of net intangible assets resulting from the above-market and below-market lease values.

As of September 30, 2014, the value of in-place leases resulted in net intangible assets of $2.7 million, net of $7.5 million of accumulated amortization with a weighted average amortization period of 7.7 years, and net intangible liabilities of $3.7 million, net of $6.4 million of accumulated amortization with a weighted average amortization period of 4.7 years. As of December 31, 2013, the value of in-place leases resulted in net intangible assets of $3.7 million, net of $6.6 million of accumulated amortization and net intangible liabilities of $5.4 million, net of $4.8 million of accumulated amortization.

Evaluation of asset impairment

The Company evaluates its assets used in operations for impairment by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the estimated undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At September 30, 2014, the Company did not consider any assets to be impaired.

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

The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of September 30, 2014, the Company did not recognize any tax benefit for uncertain tax positions.

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

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Net income allocable to common shareholders	$11,268	$9,001	$31,034	$26,252

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	26,914	24,386	26,892	24,351
Net effect of dilutive stock compensation — based on treasury stock method using average market price	89	86	96	101

Diluted weighted average common shares outstanding	27,003	24,472	26,988	24,452

Net income per common share — Basic	$0.42	$0.37	$1.15	$1.08

Net income per common share — Diluted	$0.42	$0.37	$1.15	$1.07

Options to purchase 30,000 and 14,000 shares for the three months ended September 30, 2014 and 2013, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive. Options to purchase 16,000 and 14,000 shares for the nine months ended September 30, 2014 and 2013, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.

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

3. Real estate facilities

The activity in real estate facilities for the nine months ended September 30, 2014 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2013	$781,541	$2,152,178	$(918,202)	$2,015,517
Acquisition of real estate facilities	7,676	11,406	—	19,082
Capital expenditures, net	—	40,004	—	40,004
Disposals	—	(7,629)	7,629	—
Depreciation and amortization	—	—	(83,547)	(83,547)
Transfer to properties held for disposition	—	(1,466)	3,338	1,872

Balances at September 30, 2014	$789,217	$2,194,493	$(990,782)	$1,992,928

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

On July 24, 2014, the Company acquired a 149,000 square foot building in Miami, Florida, for $12.7 million. The building is currently vacant and located within the Company’s 3.3 million square foot Miami Industrial Commerce Center, which is currently 94.9% leased. On July 28, 2014, the Company acquired a 19,000 square foot building in Dallas, Texas, for $1.1 million. The flex building, which is 100.0% occupied, is located in the Company’s 389,000 square foot Arapaho Business Park. On August 21, 2014, the Company acquired a 145,000 square foot multi-tenant flex park consisting of six single-story buildings located in Dallas, Texas, for a purchase price of $5.1 million. The buildings were 35.4% leased at the time of acquisition. The Company incurred and expensed acquisition transaction costs of $124,000 for the three and nine months ended September 30, 2014.

On July 26, 2013, the Company acquired a 389,000 square foot multi-tenant flex park consisting of 18 single-story buildings located in Dallas, Texas, for a purchase price of $14.8 million. The Company incurred and expensed acquisition transaction costs of $153,000 for the three and nine months ended September 30, 2013.

The following table summarizes the assets acquired and liabilities assumed for the nine months ended September 30, (in thousands):

	2014	2013
Land	$7,676	$4,850
Buildings and improvements	11,406	9,902
Above-market in-place lease value	—	118
Below-market in-place lease value	—	(120)

Total purchase price	19,082	14,750
Net operating assets acquired and liabilities assumed	(240)	(357)

Total cash paid	$18,842	$14,393

On October 1, 2014, the Company completed the sale of two business parks, Cornell Oaks Corporate Center and Creekside Corporate Park along with 11.5 acres of adjacent land, located in Beaverton, Oregon, for net proceeds of $159.9 million. The parks consist of 18 buildings aggregating 1.2 million square feet.

The Company’s assets in Arizona and Milwaukie, Oregon, which comprise 781,000 square feet, are currently under contract to sell. As a result of such, these assets have been classified as properties held for disposition as of September 30, 2014 and December 31, 2013. The Company anticipates these sales to be completed during the fourth quarter of 2014.

At the beginning of 2013, the Company reclassified a 125,000 square foot building located in Northern Virginia to land and building held for development as the Company intends to redevelop the property. In conjunction with the reclassification, the Company ceased depreciation of the asset. In July, 2013, the Company entered into a joint venture agreement with a real estate development company to pursue a multifamily development on the property. During the entitlement phase, all costs related to the pre-development will be split evenly between the Company and its joint venture partner. The Company will contribute the property to the joint venture upon completion of the entitlement phase. The asset and capitalized development costs were $17.9 million and $16.2 million at September 30, 2014 and December 31, 2013, respectively. For the nine months ended September 30, 2014, the Company capitalized costs of $1.8 million related to this development, of which $697,000 related to capitalized interest costs.

4. Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues, excluding recovery of operating expenses under these leases, are as follows as of September 30, 2014 (in thousands):

2014	$68,539
2015	238,367
2016	171,955
2017	120,761
2018	84,944
Thereafter	151,718

Total	$836,284

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $20.7 million and $19.1 million for the three months ended September 30, 2014 and 2013, respectively, and $61.5 million and $56.0 million for the nine months ended September 30, 2014 and 2013, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 3.5% of total leased square footage are subject to termination options, of which 1.1% of total leased square footage have termination options exercisable through December 31, 2014. In general, these leases provide for termination payments should the termination options be exercised. The future minimum rental revenues in the above table assume such options are not exercised.

5. Bank loans

On April 28, 2014, the Company modified and extended the terms of its line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The expiration of the Credit Facility was extended from August 1, 2015 to May 1, 2019. The Credit Facility has a borrowing limit of $250.0 million. The rate of interest charged on borrowings was modified to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.875% to LIBOR plus 1.70% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.925%. In addition, the Company is required to pay an annual facility fee ranging from 0.125% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). The Company had no balance outstanding on the Credit Facility at September 30, 2014 and December 31, 2013. The Company had $1.1 million and $485,000 of unamortized commitment fees as of September 30, 2014 and December 31, 2013, respectively. The Credit Facility requires the Company to meet certain covenants, with all of which the Company was in compliance as of September 30, 2014. Interest on outstanding borrowings is payable monthly.

The Company had a term loan with Wells Fargo (the “Term Loan”) in the amount of $250.0 million that was scheduled to mature on December 31, 2014. The Term Loan was repaid in full in November, 2013. Interest on the amounts borrowed under the Term Loan was accrued based on an applicable rate ranging from LIBOR plus 1.15% to LIBOR plus 2.25% depending on the Company’s credit ratings. During 2013, the Company’s rate under the Term Loan was LIBOR plus 1.20%.

6. Mortgage note payable

The Company has one mortgage note payable with a fixed interest rate of 5.45%, secured by 4.8 million square feet of commercial properties with a net book value of $431.1 million. The interest is payable monthly, and the mortgage note payable has a maturity date of December, 2016. The Company had $250.0 million outstanding on the mortgage note payable as of September 30, 2014 and December 31, 2013.

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

At September 30, 2014, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. Combined with PS’s existing common stock ownership, on a fully converted basis, PS has a combined ownership of 42.3% of the Company’s common equity.

Preferred partnership units

The Company had no preferred units outstanding through the Operating Partnership as of September 30, 2014 and December 31, 2013.

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

The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under this contract were $164,000 and $162,000 for the three months ended September 30, 2014 and 2013, respectively, and $495,000 and $477,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

Either the Company or PS can cancel the property management contract upon 60 days’ notice. Management fee expenses under the contract were $18,000 and $15,000 for the three months ended September 30, 2014 and 2013, respectively, and $52,000 and $43,000 for the nine months ended September 30, 2014 and 2013, respectively.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space, which are allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $113,000 and $108,000 for the three months ended September 30, 2014 and 2013, respectively, and $338,000 and $324,000 for the nine months ended September 30, 2014 and 2013, respectively.

The Company had net amounts due from PS of $112,000 at September 30, 2014 and due to PS of $181,000 December 31, 2013, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

9. Shareholders’ equity

Preferred stock

As of September 30, 2014 and December 31, 2013, the Company had the following series of preferred stock outstanding:

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

The Company paid $15.1 million in distributions to its preferred shareholders for the three months ended September 30, 2014 and 2013. The Company paid $45.4 million and $44.1 million in distributions to its preferred shareholders for the nine months ended September 30, 2014 and 2013, respectively.

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At September 30, 2014, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. The Company had $31.8 million of deferred costs in connection with the issuance of preferred stock as of September 30, 2014 and December 31, 2013, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock

On November 7, 2013, the Company sold 1,495,000 shares of common stock in a public offering and concurrently sold 950,000 shares of common stock at the public offering price to PS. The aggregate net proceeds were $192.3 million.

No shares of common stock were repurchased under the board approved common stock repurchase program during the nine months ended September 30, 2014 and 2013.

The Company paid $13.5 million ($0.50 per common share) and $10.7 million ($0.44 per common share) in distributions to its common shareholders for the three months ended September 30, 2014 and 2013, respectively, and $40.4 million ($1.50 per common share) and $32.2 million ($1.32 per common share) for the nine months ended September 30, 2014 and 2013, respectively.

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

The weighted average grant date fair value of options granted during the nine months ended September 30, 2014 and 2013 was $10.95 per share and $8.81 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the nine months ended September 30, 2014 and 2013, respectively: a dividend yield of 2.3% and 2.2% expected volatility of 17.7% and 16.7% expected life of five years; and risk-free interest rates of 1.7% and 0.7%.

The weighted average grant date fair value of restricted stock unit granted during the nine months ended September 30, 2014 and 2013 was $81.47 and $73.85, respectively. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant.

At September 30, 2014, there was a combined total of 929,000 options and restricted stock units authorized to be granted. Information with respect to outstanding options and nonvested restricted stock units granted under the 2003 Plan and 2012 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2013	380,773	$56.45
Granted	16,000	$85.53
Exercised	(61,273)	$49.84
Forfeited	(4,000)	$52.35

Outstanding at September 30, 2014	331,500	$59.12	5.78 Years	$5,871

Exercisable at September 30, 2014	212,900	$55.81	5.04 Years	$4,343

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2013	45,100	$60.07
Granted	6,800	$81.47
Vested	(12,980)	$53.65
Forfeited	(2,380)	$68.34

Nonvested at September 30, 2014	36,540	$65.79

Effective March, 2014, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2014-2017 (“LTEIP”), with selected employees of the Company. Under the LTEIP, the Company established three levels of targeted restricted stock unit awards for selected employees, which would be earned only if the Company achieved one of three defined targets during 2014 to 2017. The first type of award is an annual award following the end of each of the four years in the program, with the award subject to and based on the achievement of one of three defined targets during the previous year. The second type of award is an award based on achieving one of three defined targets during the cumulative four-year period 2014-2017. In the event the minimum defined target is not achieved for an annual award, the shares allocated to be awarded for such year are added to the shares that may be received if the four-year target is achieved. Both types of restricted stock unit awards vest in four equal annual installments beginning from the date of award. Up to approximately 84,514 restricted stock units would be granted for each of the four years assuming achievement was met and up to approximately 84,514 restricted stock units would be granted for the cumulative four-year period assuming achievement was met. Compensation expense is recognized based on the shares expected to be awarded based on the target level that is expected to be achieved. Net compensation expense of $1.9 million and $5.1 million related to the LTEIP was recognized during the three and nine months ended September 30, 2014, respectively.

Effective January 1, 2012, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2012-2015 (“2012 LTEIP”), with selected employees of the Company. The targets for 2012 and 2013 were not achieved and management determined in 2013 that it was not probable that the targets under the 2012 LTEIP would be met. As such, the Company stopped recording amortization as of September 30, 2013. Net compensation of $1.0 million and $3.0 million related to the 2012 LTEIP was recognized during the three and nine months ended September 30, 2013, respectively, and was reversed during the three months ended December 31, 2013.

Included in the Company’s consolidated statements of income for the three months ended September 30, 2014 and 2013, was $105,000 and $101,000, respectively, in net compensation expense related to stock options. Net compensation expense of $335,000 and $320,000 related to stock options was recognized during the nine months ended September 30, 2014 and 2013, respectively. Excluding the LTEIP amortization of $1.9 million and $1.0 million, respectively, net compensation expense of $139,000 and $204,000 related to restricted stock units was recognized during the three months ended September 30, 2014 and 2013, respectively. Excluding the LTEIP amortization of $5.1 million and $3.0 million, respectively, net compensation of $423,000 and $516,000 related to restricted stock units was recognized during the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, there was $590,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 2.9 years. As of September 30, 2014, there was $30.5 million (includes $28.6 million from the LTEIP) of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 5.3 years.

Cash received from 61,273 stock options exercised during the nine months ended September 30, 2014 was $3.1 million. Cash received from 92,800 stock options exercised during the nine months ended September 30, 2013 was $4.4 million. The aggregate intrinsic value of the stock options exercised was $2.1 million and $3.0 million during the nine months ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2014, 12,980 restricted stock units vested; in settlement of these units, 8,066 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the nine months ended September 30, 2014 was $1.1 million. During the nine months ended September 30, 2013, 13,690 restricted stock units vested; in settlement of these units, 8,547 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the nine months ended September 30, 2013 was $1.0 million.

In May, 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. In December, 2011, the Director Plan was amended to increase the maximum shares from 5,000 shares to 7,000 shares, 1,000 shares of common stock for each year served as a director. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income was $77,000 and $58,000 in compensation expense for the three months ended September 30, 2014 and 2013, respectively and $230,000 and $192,000 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and 2013, there was $1.2 million and $991,000, respectively, of unamortized compensation expense related to these shares. No shares were issued during the nine months ended September 30, 2014 and 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including but not limited to: (a) changes in general economic and business conditions; (b) decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases; (c) tenant defaults; (d) the effect of the recent credit and financial market conditions; (e) our failure to maintain our status as a real estate investment trust (“REIT”); (f) the economic health of our tenants; (g) increases in operating costs; (h) casualties to our properties not covered by insurance; (i) the availability and cost of capital; (j) increases in interest rates and its effect on our stock price; and (k) other factors discussed under the heading “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.

Overview

As of September 30, 2014, the Company owned and operated 29.7 million rentable square feet of multi-tenant flex, industrial and office properties located in eight states. The Company completed the sale of two business parks located in Beaverton, Oregon, on October 1, 2014. Excluding these two business parks, the Company owned and operated 28.8 million rentable square feet of commercial space located in eight states. All operating metrics discussed in this section as of and for the three and nine months ended September 30, 2014 and 2013 excludes such sold assets. Management believes excluding the results of sold assets provides the most relevant perspective on the ongoing operations of the Company. Pease refer to “Part I, Item 1. Financial Statements” included in this Form 10-Q for financial metrics that include results from sold assets.

The Company focuses on increasing profitability and cash flow aimed at maximizing shareholder value. The Company strives to maintain high occupancy levels while increasing rental rates when market conditions allow, although the Company may decrease rental rates in markets where conditions require. The Company also acquires properties it believes will create long-term value, and from time to time disposes of properties which no longer fit within the Company’s strategic objectives. Operating results are driven primarily by income from rental operations and are therefore substantially influenced by demand for rental space within our properties and our markets, which impacts occupancy and rental rates.

During the first nine months of 2014, the Company executed leases comprising 6.8 million square feet of space including 4.2 million square feet of renewals of existing leases and 2.6 million square feet of new leases. Overall, the change in rental rates for the Company continued to slowly improve. The Company experienced an improvement in rental rates when comparing new rental rates to outgoing rental rates of a decrease of 0.2% for the nine months ended September 30, 2014 compared to a decrease of 0.8% for the nine months ended September 30, 2013. See further discussion of operating results below.

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

Effect of Economic Conditions on the Company’s Operations: During the first nine months of 2014, most markets reflected signs of improving occupancy and rental rates. However, the Virginia, Maryland and Orange County markets continue to be very slow to recover as the Company continues to see higher levels of rental rate decline and little growth in occupancy. Overall new rental rates for the Company declined slightly over expiring rental rates on executed leases as economic conditions continue to slowly improve. Current and future economic conditions and competition may continue to have a significant impact on the Company, potentially resulting in further reductions in occupancy and rental rates.

Tenant Credit Risk: The Company historically has experienced a low level of write-offs of uncollectable rents, but there is inherent uncertainty in a tenant’s ability to continue paying rent and meet its full lease obligation. The table below summarizes the impact to the Company from tenants’ inability to pay rent or continue to meet their lease obligations (in thousands):

	For The Nine Months
	Ended September 30,
	2014	2013
Write-offs of uncollectible rent	$829	$729
Write-offs as a percentage of rental income	0.3%	0.3%
Square footage of leases terminated prior to their scheduled expiration due to business failures/bankruptcies	305	273
Accelerated depreciation and amortization related to unamortized tenant improvements and lease commissions associated with early terminations	$385	$1,537

As of October 27, 2014, the Company had 34,000 square feet of leased space occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, tenants contact us, requesting early termination of their lease, a reduction in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.

Company Performance and Effect of Economic Conditions on Primary Markets: The Company’s operations are substantially concentrated in 10 regions. During the nine months ended September 30, 2014, initial rental rates on new and renewed leases within the Company’s total portfolio improved to a decrease of 0.2% from a decrease of 0.8% for the same period in 2013. The Company’s Same Park (defined below) occupancy rate at September 30, 2014 was 93.1%, compared to 91.6% at September 30, 2013. The Company’s total portfolio occupancy rate at September 30, 2014 was 91.3%, compared to 90.3% at September 30, 2013. Each of the 10 regions in which the Company owns assets is subject to its own unique market influences. See “Supplemental Property Data and Trends” below for more information on regional operating data.

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

On July 24, 2014, the Company acquired a 149,000 square foot building in Miami, Florida, for $12.7 million. The building, which is currently vacant, is a free standing building located within the Company’s 3.3 million square foot Miami Industrial Commerce Center, which is currently 94.9% leased. On July 28, 2014, the Company acquired a 19,000 square foot building in Dallas, Texas, for $1.1 million. The flex building, which is 100.0% occupied, is located in the Company’s 389,000 square foot Arapaho Business Park. On August 21, 2014, the Company acquired a 145,000 square foot multi-tenant flex park consisting of six single-story buildings located in Dallas, Texas, for a purchase price of $5.1 million. The buildings were 35.4% leased at the time of acquisition.

On October 1, 2014, the Company completed the sale of two business parks, Cornell Oaks Corporate Center and Creekside Corporate Park along with 11.5 acres of adjacent land, located in Beaverton, Oregon, for net proceeds of $159.9 million. The parks consist of 18 buildings aggregating 1.2 million square feet.

The Company is also pursuing the sale of its portfolios in the Phoenix and Sacramento markets along with the 102,000 square foot park in Milwaukie, Oregon. Combined with the two assets sold in Oregon on October 1, 2014, these markets comprise an aggregate 2.4 million square feet and accounted for 7.3% of the Company’s net operating income (see page 23 for definition) in 2013. The Company anticipates closing on the sale of the Arizona assets and the remaining asset in Oregon in the fourth quarter of 2014. The timing of the sale of the Sacramento assets will depend on final contract negotiations, but will likely occur in the first quarter 2015.

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

As of September 30, 2014, the blended occupancy rate of the nine assets acquired from 2012 to 2014 was 85.6% compared to a blended occupancy rate of 70.3% at the time of acquisition. As of September 30, 2014, the Company had 436,000 square feet of vacancy spread over these acquisitions which we believe provides the Company with considerable opportunity to generate additional rental income given that the Company’s Same Park assets in these same submarkets have a weighted average occupancy of 95.1% at September 30, 2014. The table below contains the assets acquired from 2012 to 2014 (in thousands):

				Square	Occupancy at	Occupancy at
Property	Date Acquired	Location	Purchase Price	Feet	Acquisition	September 30, 2014
Springlake Business Center II	August, 2014	Dallas, Texas	$5,148	145	35.4%	35.4%
Arapaho Business Park 9	July, 2014	Dallas, Texas	1,134	19	100.0%	100.0%
MICC — Center 23	July, 2014	Miami, Florida	12,725	149	0.0%	0.0%
Bayshore Corporate Commons	December, 2013	San Mateo, California	60,500	340	81.8%	79.5%
Valwood Business Park	November, 2013	Dallas, Texas	12,425	245	83.5%	90.7%
Dallas Flex Portfolio	October, 2013	Dallas, Texas	27,900	559	72.1%	71.2%
Arapaho Business Park	July, 2013	Dallas, Texas	14,750	389	66.5%	81.0%
Austin Flex Buildings	December, 2012	Austin, Texas	14,900	226	86.1%	100.0%
212th Business Park	July, 2012	Kent Valley, Washington	37,550	958	52.3%	86.1%

Total			$187,032	3,030	70.3%	85.6%

At the beginning of 2013, the Company reclassified a 125,000 square foot building located in Northern Virginia to land and building held for development as the Company intends to redevelop the property. In conjunction with the reclassification, the Company ceased depreciation of the asset. In July, 2013, the Company entered into a joint venture agreement with a real estate development company to pursue a multifamily development of this property. During the entitlement phase, all costs related to the pre-development will be split evenly between the Company and its joint venture partner. The Company will contribute the property to the joint venture upon completion of the entitlement phase. The asset and capitalized development costs were $17.9 million and $16.2 million at September 30, 2014 and December 31, 2013, respectively. For the nine months ended September 30, 2014, the Company capitalized costs of $1.8 million related to this development, of which $697,000 related to capitalized interest costs.

Scheduled Lease Expirations: In addition to the 2.5 million square feet, or 8.7%, of space available in our total portfolio as of September 30, 2014, 685 leases representing 6.6% of the leased square footage of our total portfolio or 5.8% of annualized rental income are scheduled to expire during the remainder of 2014. Our ability to re-lease available space will depend upon market conditions in the specific submarkets in which our properties are located. As a result, we cannot predict with certainty the rate at which expiring leases will be re-leased.

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

Net Operating Income: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income (defined as “NOI” for purposes of the following tables), are summarized for the three and nine months ended September 30, 2014 and 2013. NOI is a non-GAAP financial measure. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them, as well as the investor, the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from NOI as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. As part of the tables below, we have reconciled total NOI to income from continuing operations, which we consider the most directly comparable financial measure calculated in accordance with GAAP.

In order to provide a meaningful period-to-period comparison, the tables below exclude amortization of the Long-Term Equity Incentive Plan (“LTEIP”) in cost of operations (for field leadership) and general and administrative expenses (for executive management).

Concentration of Portfolio by Region: The table below reflects the Company’s square footage from continuing operations based on regional concentration as of September 30, 2014, excluding assets sold on October 1, 2014. As part of the table below, we have reconciled total NOI to income from continuing operations (in thousands):

		Percent of	NOI
	Square	Square	For The Nine Months	Percent
Region	Footage	Footage	Ended September 30, 2014	of NOI
California
Northern California	7,493	26.0%	$39,592	21.9%
Southern California	3,988	13.8%	26,907	14.9%
Texas
Northern Texas	3,125	10.8%	12,091	6.7%
Southern Texas	1,717	5.9%	9,788	5.4%
Virginia	4,040	14.0%	41,402	22.9%
Florida	3,866	13.4%	17,873	9.9%
Maryland	2,352	8.2%	23,110	12.8%
Washington	1,479	5.1%	6,940	3.8%
Arizona	679	2.4%	2,417	1.3%
Oregon	102	0.4%	622	0.4%

Total	28,841	100.0%	$180,742	100.0%

Reconciliation of NOI to income from continuing operations —
Total NOI			$180,742
Other income and (expenses):
Net operating income from sold assets (1)			7,942
LTEIP amortization:
Cost of operations			(1,831)
General and administrative			(3,297)
Facility management fees			495
Interest and other income			247
Interest and other expenses			(10,191)
Depreciation and amortization			(83,547)
General and administrative			(5,631)

Income from continuing operations			$84,929

(1)	The Company sold two business parks located in Beaverton, Oregon, on October 1, 2014.

Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of September 30, 2014, excluding assets sold on October 1, 2014. The Company analyzes this concentration to minimize significant industry exposure risk.

Percent of
Annualized
Industry	Rental Income
Business services	17.6%
Government	10.3%
Health services	10.0%
Computer hardware, software and related services	9.8%
Warehouse, distribution, transportation and logistics	9.6%
Retail, food, and automotive	6.4%
Engineering and construction	6.3%
Insurance and financial services	4.8%
Communications	3.6%
Home furnishings	2.9%
Aerospace/defense products and services	2.8%
Electronics	2.8%
Educational services	1.7%
Other	11.4%

Total	100.0%

The information below depicts the Company’s top 10 customers by annualized rental income as of September 30, 2014, excluding assets sold on October 1, 2014 (in thousands):

			Percent of
		Annualized	Annualized
Tenants	Square Footage	Rental Income (1)	Rental Income
US Government	854	$22,472	6.2%
Lockheed Martin Corporation	171	4,458	1.2%
Kaiser Permanente	199	4,380	1.2%
Keeco LLC	460	3,266	0.9%
Luminex Corporation	185	2,979	0.8%
Wells Fargo	118	2,354	0.6%
Salient Federal Solutions, Inc.	58	1,911	0.5%
Raytheon	80	1,800	0.5%
Investorplace Media, LLC	46	1,711	0.5%
Inova Health Care Services	63	1,657	0.5%

Total	2,234	$46,988	12.9%

(1)	For leases expiring prior to December 31, 2014, annualized rental income represents income to be received under existing leases from October 1, 2014 through the date of expiration.

Comparative Analysis of the Three and Nine Months Ended September 30, 2014 to the Three and Nine Months Ended September 30, 2013

Results of Operations: In order to evaluate the performance of the Company’s portfolio over comparable periods, management analyzes the operating performance of properties owned and operated throughout both periods (herein referred to as “Same Park”). The Same Park portfolio includes all operating properties owned or acquired prior to January 1, 2012, excluding the 1.2 million square feet of assets sold on October 1, 2014. Therefore, Same Park rental income and cost of operations amounts exclude such sold assets. Operating properties that the Company acquired subsequent to January 1, 2012 are referred to as “Non-Same Park.” For the three and nine months ended September 30, 2014 and 2013, the Same Park facilities constitute 25.8 million rentable square feet, representing 89.5% of the 28.8 million square feet in the Company’s portfolio as of September 30, 2014.

The following table presents the operating results of the Company’s properties for the three and nine months ended September 30, 2014 and 2013 in addition to other income and expenses items affecting income from continuing operations (in thousands, except per square foot data):

	For The Three Months			For The Nine Months
	Ended September 30,			Ended September 30,
	2014	2013	Change	2014	2013	Change
Rental income:
Same Park (25.8 million rentable square feet)	$84,994	$83,524	1.8%	$254,823	$248,333	2.6%
Non-Same Park (3.0 million rentable square feet)	6,044	1,807	234.5%	17,074	4,288	298.2%

Total rental income	91,038	85,331	6.7%	271,897	252,621	7.6%

Cost of operations:
Same Park	28,016	27,115	3.3%	83,786	80,213	4.5%
Non-Same Park	2,688	795	238.1%	7,369	1,908	286.2%

Total cost of operations	30,704	27,910	10.0%	91,155	82,121	11.0%

Net operating income
Same Park	56,978	56,409	1.0%	171,037	168,120	1.7%
Non-Same Park	3,356	1,012	231.6%	9,705	2,380	307.8%

Total net operating income	60,334	57,421	5.1%	180,742	170,500	6.0%

Other income and (expenses):
Net operating income from sold assets (1)	2,837	2,793	1.6%	7,942	8,260	(3.8%)
LTEIP amortization:
Cost of operations	(646)	(343)	88.3%	(1,831)	(943)	94.2%
General and administrative	(1,250)	(681)	83.6%	(3,297)	(2,044)	61.3%
Facility management fees	164	162	1.2%	495	477	3.8%
Other income and expenses	(3,322)	(3,954)	(16.0%)	(9,944)	(12,391)	(19.7%)
Depreciation and amortization	(26,811)	(26,597)	0.8%	(83,547)	(80,187)	4.2%
General and administrative	(1,828)	(1,954)	(6.4%)	(5,631)	(5,360)	5.1%

Income from continuing operations	$29,478	$26,847	9.8%	$84,929	$78,312	8.4%

Same Park gross margin (2)	67.0%	67.5%	(0.7%)	67.1%	67.7%	(0.9%)
Same Park weighted average occupancy	92.8%	91.4%	1.5%	92.6%	91.1%	1.6%
Non-Same Park weighted average occupancy	77.5%	69.0%	12.3%	76.9%	62.8%	22.5%
Same Park annualized realized rent per square foot (3)	$14.19	$14.16	0.2%	$14.22	$14.08	1.0%

(1)	The Company sold two business parks located in Beaverton, Oregon, on October 1, 2014. These assets generated rental income of $4.6 million and $13.0 million for the three and nine months ended September 30, 2014, respectively, compared to $4.4 million and $13.2 million for the three and nine months ended September 30, 2013. Cost of operations for the sold assets was $1.8 million and $5.1 million for the three and nine months ended September 30, 2014, respectively, compared to $1.6 million and $4.9 million for the three and nine months ended September 30, 2013.
(2)	Computed by dividing Same Park NOI by Same Park rental income.
(3)	Represents the annualized Same Park rental income earned per occupied square foot.

Supplemental Property Data and Trends: NOI from continuing operations is summarized for the three and nine months ended September 30, 2014 and 2013 by region below. See above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following tables summarize the Same Park and Non-Same Park operating results by region for the three and nine months ended September 30, 2014 and 2013. In addition, the tables reflect the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2012, and the impact of such is included in Non-Same Park facilities in the tables below. As part of the tables below, we have reconciled total NOI to income from continuing operations (in thousands):

Three Months Ended September 30, 2014 and 2013:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	September 30,	September 30,	Increase	September 30,	September 30,	Increase	September 30,	September 30,	Increase
Region	2014	2013	(Decrease)	2014	2013	(Decrease)	2014	2013	(Decrease)
Same Park
Northern California	$17,250	$16,160	6.7%	$5,064	$5,125	(1.2%)	$12,186	$11,035	10.4%
Southern California	13,791	13,573	1.6%	5,363	4,875	10.0%	8,428	8,698	(3.1%)
Northern Texas	4,731	4,493	5.3%	1,535	1,383	11.0%	3,196	3,110	2.8%
Southern Texas	4,600	4,285	7.4%	1,484	1,447	2.6%	3,116	2,838	9.8%
Virginia	20,033	20,654	(3.0%)	6,372	6,173	3.2%	13,661	14,481	(5.7%)
Florida	8,617	8,183	5.3%	2,558	2,547	0.4%	6,059	5,636	7.5%
Maryland	11,959	12,256	(2.4%)	4,134	4,138	(0.1%)	7,825	8,118	(3.6%)
Washington	2,198	2,141	2.7%	653	659	(0.9%)	1,545	1,482	4.3%
Arizona	1,483	1,495	(0.8%)	736	674	9.2%	747	821	(9.0%)
Oregon	332	284	16.9%	117	94	24.5%	215	190	13.2%

Total Same Park	84,994	83,524	1.8%	28,016	27,115	3.3%	56,978	56,409	1.0%

Non-Same Park
Northern California	1,835	—	100.0%	819	—	100.0%	1,016	—	100.0%
Northern Texas	2,309	374	517.4%	1,229	225	446.2%	1,080	149	624.8%
Southern Texas	603	508	18.7%	178	154	15.6%	425	354	20.1%
Florida	—	—	0.0%	52	—	100.0%	(52)	—	(100.0%)
Washington	1,297	925	40.2%	410	416	(1.4%)	887	509	74.3%

Total Non-Same Park	6,044	1,807	234.5%	2,688	795	238.1%	3,356	1,012	231.6%

Sold assets (1)	4,589	4,441	3.3%	1,752	1,648	6.3%	2,837	2,793	1.6%

Total	$95,627	$89,772	6.5%	$32,456	$29,558	9.8%	$63,171	$60,214	4.9%

Reconciliation of NOI to income from continuing operations —
Total NOI							$63,171	$60,214	4.9%
Other income and (expenses):
LTEIP amortization:
Cost of operations							(646)	(343)	88.3%
General and administrative							(1,250)	(681)	83.6%
Facility management fees							164	162	1.2%
Other income and expenses							(3,322)	(3,954)	(16.0%)
Depreciation and amortization							(26,811)	(26,597)	0.8%
General and administrative							(1,828)	(1,954)	(6.4%)

Income from continuing operations							$29,478	$26,847	9.8%

(1)	The Company sold two business parks located in Beaverton, Oregon, on October 1, 2014.

Nine Months Ended September 30, 2014 and 2013:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	September 30,	September 30,	Increase	September 30,	September 30,	Increase	September 30,	September 30,	Increase
Region	2014	2013	(Decrease)	2014	2013	(Decrease)	2014	2013	(Decrease)
Same Park
Northern California	$51,397	$48,290	6.4%	$15,029	$14,819	1.4%	$36,368	$33,471	8.7%
Southern California	41,214	40,321	2.2%	14,307	13,616	5.1%	26,907	26,705	0.8%
Northern Texas	13,839	13,494	2.6%	4,629	4,388	5.5%	9,210	9,106	1.1%
Southern Texas	13,090	13,018	0.6%	4,561	4,385	4.0%	8,529	8,633	(1.2%)
Virginia	61,170	61,629	(0.7%)	19,768	19,108	3.5%	41,402	42,521	(2.6%)
Florida	25,606	24,189	5.9%	7,681	7,912	(2.9%)	17,925	16,277	10.1%
Maryland	36,790	36,083	2.0%	13,680	11,896	15.0%	23,110	24,187	(4.5%)
Washington	6,473	6,269	3.3%	1,926	1,944	(0.9%)	4,547	4,325	5.1%
Arizona	4,334	4,238	2.3%	1,917	1,893	1.3%	2,417	2,345	3.1%
Oregon	910	802	13.5%	288	252	14.3%	622	550	13.1%

Total Same Park	254,823	248,333	2.6%	83,786	80,213	4.5%	171,037	168,120	1.7%

Non-Same Park
Northern California	5,323	—	100.0%	2,099	—	100.0%	3,224	—	100.0%
Northern Texas	6,315	374	1588.5%	3,434	225	1426.2%	2,881	149	1833.6%
Southern Texas	1,780	1,437	23.9%	521	473	10.1%	1,259	964	30.6%
Florida	—	—	0.0%	52	—	100.0%	(52)	—	(100.0%)
Washington	3,656	2,477	47.6%	1,263	1,210	4.4%	2,393	1,267	88.9%

Total Non-Same Park	17,074	4,288	298.2%	7,369	1,908	286.2%	9,705	2,380	307.8%

Sold assets (1)	13,037	13,201	(1.2%)	5,095	4,941	3.1%	7,942	8,260	(3.8%)

Total	$284,934	$265,822	7.2%	$96,250	$87,062	10.6%	$188,684	$178,760	5.6%

Reconciliation of NOI to income from continuing operations —
Total NOI							$188,684	$178,760	5.6%
Other income and (expenses):
LTEIP amortization:
Cost of operations							(1,831)	(943)	94.2%
General and administrative							(3,297)	(2,044)	61.3%
Facility management fees							495	477	3.8%
Other income and expenses							(9,944)	(12,391)	(19.7%)
Depreciation and amortization							(83,547)	(80,187)	4.2%
General and administrative							(5,631)	(5,360)	5.1%

Income from continuing operations							$84,929	$78,312	8.4%

(1)	The Company sold two business parks located in Beaverton, Oregon, on October 1, 2014.

The following tables summarize Same Park weighted average occupancy rates and annualized realized rent per square foot by region for the three and nine months ended September 30, 2014 and 2013.

Three Months Ended September 30, 2014 and 2013:

				Annualized Realized
	Weighted Average Occupancy Rates			Rent Per Square Foot
Region	2014	2013	Change	2014	2013	Change
Northern California	95.5%	89.7%	6.5%	$10.10	$10.08	0.2%
Southern California	91.4%	93.0%	(1.7%)	$15.14	$14.65	3.3%
Northern Texas	88.7%	90.3%	(1.8%)	$12.05	$11.24	7.2%
Southern Texas	94.2%	91.6%	2.8%	$13.10	$12.55	4.4%
Virginia	91.4%	91.3%	0.1%	$21.70	$22.39	(3.1%)
Florida	94.9%	95.3%	(0.4%)	$9.77	$9.24	5.7%
Maryland	87.5%	86.9%	0.7%	$23.24	$23.99	(3.1%)
Washington	98.1%	94.5%	3.8%	$17.20	$17.39	(1.1%)
Arizona	89.3%	95.5%	(6.5%)	$9.78	$9.22	6.1%
Oregon	98.0%	91.8%	6.8%	$13.29	$12.13	9.6%
Total Same Park	92.8%	91.4%	1.5%	$14.19	$14.16	0.2%

Nine Months Ended September 30, 2014 and 2013:

				Annualized Realized
	Weighted Average Occupancy Rates			Rent Per Square Foot
Region	2014	2013	Change	2014	2013	Change
Northern California	94.1%	88.5%	6.3%	$10.18	$10.17	0.1%
Southern California	92.2%	92.0%	0.2%	$14.95	$14.66	2.0%
Northern Texas	89.7%	90.1%	(0.4%)	$11.62	$11.28	3.0%
Southern Texas	93.3%	95.0%	(1.8%)	$12.55	$12.25	2.4%
Virginia	90.2%	91.4%	(1.3%)	$22.38	$22.25	0.6%
Florida	96.7%	95.3%	1.5%	$9.50	$9.10	4.4%
Maryland	87.6%	87.3%	0.3%	$23.81	$23.43	1.6%
Washington	97.0%	94.4%	2.8%	$17.08	$17.00	0.5%
Arizona	91.4%	92.2%	(0.9%)	$9.31	$9.03	3.1%
Oregon	96.4%	87.7%	9.9%	$12.34	$11.95	3.3%
Total Same Park	92.6%	91.1%	1.6%	$14.22	$14.08	1.0%

Rental Income: Rental income increased $5.8 million from $89.8 million for the three months ended September 30, 2013 to $95.6 million for the three months ended September 30, 2014 as a result of a $4.2 million increase in rental income from Non-Same Park facilities combined with an increase in rental income from the Same Park portfolio of $1.5 million, or 1.8%. Rental income increased $19.1 million from $265.8 million for the nine months ended September 30, 2013 to $284.9 million for the nine months ended September 30, 2014 as a result of a $12.8 million increase in rental income from Non-Same Park facilities combined with an increase in rental income from the Same Park portfolio of $6.5 million, or 2.6%. The Same Park increase was due to an increase in occupancy, while the increase in Non-Same Park was due to a combination of an increase in occupancy and the acquisition of additional parks during the latter half of 2013.

Facility Management Fees: Facility management fees, derived from Public Storage (“PS”), account for a small portion of the Company’s revenues. During the three months ended September 30, 2014, $164,000 of revenue was recognized from facility management fees compared to $162,000 for the same period in 2013. During the nine months ended September 30, 2014, $495,000 in revenue was recognized from facility management fees compared to $477,000 for the same period in 2013.

Cost of Operations: Cost of operations increased $3.2 million from $29.9 million for the three months ended September 30, 2013 to $33.1 million for the three months ended September 30, 2014. Cost of operations increased $10.1 million from $88.0 million for the nine months ended September 30, 2013 to $98.1 million for the nine months ended September 30, 2014. Excluding the LTEIP amortization as previously noted, cost of operations for the three months ended September 30, 2014 was $32.5 million compared to $29.6 million for the three months ended September 30, 2013, an increase of $2.9 million, or 9.8%, as a result of an increase in the Same Park portfolio of $901,000, or 3.3%, combined with an increase from the Non-Same Park facilities of $1.9 million. Excluding the LTEIP amortization as previously noted, cost of operations for the nine months ended September 30, 2014 was $96.3 million compared to $87.1 million for the nine months ended September 30, 2013, an increase of $9.2 million, or 10.6%, as a result of an increase in the Same Park portfolio of $3.6 million, or 4.5%, combined with an increase from the Non-Same Park facilities of $5.5 million. While the three month increase in Same Park costs of operations was primarily a result of higher repairs and maintenance and utility costs, the nine month increase was driven by an increase in snow removal costs of $1.6 million in Maryland and Virginia as a result of severe winter storms in 2014 compared to the same period in 2013.

Depreciation and Amortization Expense: Depreciation and amortization expense was $26.8 million for the three months ended September 30, 2014 compared to $26.6 million for the same period in 2013. Depreciation and amortization expense was $83.5 million for the nine months ended September 30, 2014 compared to $80.2 million for the same period in 2013. The increase in depreciation and amortization expense was due to depreciation from 2013 acquisitions.

General and Administrative Expenses: For the three and nine months ended September 30, 2014, general and administrative expenses increased $443,000, or 16.8%, and $1.5 million, or 20.6%, respectively. Excluding the LTEIP amortization as previously noted, for the three and nine months ended September 30, 2014, general and administrative expenses decreased $126,000, or 6.4%, and increased $271,000, or 5.1%, respectively, over the same periods in 2013. The three month decrease from the same period in 2013 was mainly due to the departure of the vice president of acquisition during the third quarter of 2014, while the year-to-date increase in expenses when compared to the prior year was due to higher legal costs, as well as higher executive compensation effective July, 2013.

Interest and Other Expenses: Interest and other expenses was $3.4 million for the three months ended September 30, 2014 compared to $4.0 million for the three months ended September 30, 2013. Interest and other expenses was $10.2 million and $12.6 million for the nine months ended September 30, 2014 and 2013, respectively. The three and nine month decreases in interest and other expenses were primarily attributable to the repayment of the $250.0 million term loan and mortgage notes payable of $18.1 million during 2013 combined with interest capitalized in 2014. The Company capitalized interest of $240,000 and $697,000 for the three and nine months ended September 30, 2014, respectively.

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $3.1 million and $2.7 million of allocated income to common unit holders for the three months ended September 30, 2014 and 2013, respectively. Net income allocable to noncontrolling interests was $8.4 million and $7.9 million of allocated income to common unit holders for the nine months ended September 30, 2014 and 2013, respectively. These increases were due to an increase in NOI combined with a decrease in interest expense, partially offset by an increase in depreciation expense.

Liquidity and Capital Resources

Cash and cash equivalents increased $26.1 million from $31.5 million at December 31, 2013 to $57.5 million at September 30, 2014 for the reasons noted below.

Net cash provided by operating activities for the nine months ended September 30, 2014 and 2013 was $179.0 million and $165.8 million, respectively. The increase of $13.2 million in net cash provided by operating activities for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to an increase in net operating income of $10.6 million. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital expenditures, debt service requirements and distributions to shareholders for the foreseeable future.

Net cash used in investing activities was $59.3 million and $57.4 million for the nine months ended September 30, 2014 and 2013, respectively. The change was primarily due an increase in cash paid of $4.4 million for acquisitions combined with an increase in development costs of $1.6 million incurred related to the multifamily development project in Northern Virginia partially offset by a decrease in capital expenditures of $4.1 million. The Company paid $18.8 million for acquisitions in Dallas, Texas and Miami, Florida in 2014 compared to $14.4 million for an acquisition in Dallas, Texas in 2013.

Net cash used in financing activities was $93.6 million and $103.3 million for the nine months ended September 30, 2014 and 2013, respectively. The change was primarily due to debt repayment of $128.1 million using net proceeds from preferred equity issuance of $106.3 million in 2013, partially offset by an increase in common distributions as a result of the common dividend increase effective March, 2014.

The Company had an outstanding mortgage note payable of $250.0 million at September 30, 2014 and December 31, 2013. See Notes 5 and 6 to the consolidated financial statements for a summary of the Company’s outstanding borrowings as of September 30, 2014.

On April 28, 2014, the Company modified and extended the terms of its line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The expiration of the Credit Facility was extended from August 1, 2015 to May 1, 2019. The Credit Facility has a borrowing limit of $250.0 million. The rate of interest charged on borrowings was modified to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.875% to LIBOR plus 1.70% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.925%. In addition, the Company is required to pay an annual facility fee ranging from 0.125% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). The Company had no balance outstanding on the Credit Facility at September 30, 2014 and December 31, 2013. The Company had $1.1 million and $485,000 of unamortized commitment fees as of September 30, 2014 and December 31, 2013, respectively. The Credit Facility requires the Company to meet certain covenants, all of which the Company was in compliance September 30, 2014. Interest on outstanding borrowings is payable monthly.

The Company had a term loan with Wells Fargo (the “Term Loan”) in the amount of $250.0 million that was scheduled to mature on December 31, 2014. The Term Loan was repaid in full in November, 2013. Interest on the amounts borrowed under the Term Loan was accrued based on an applicable rate ranging from LIBOR plus 1.15% to LIBOR plus 2.25% depending on the Company’s credit ratings. During 2013, the Company’s rate under the Term Loan was LIBOR plus 1.20%.

The Company’s preferred equity outstanding remained at 25.8% of its market capitalization during the nine months ended September 30, 2014 compared to December 31, 2013. As of September 30, 2014, the Company had one fixed-rate mortgage note totaling $250.0 million, which represented 6.5% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding debt and (3) the total number of common shares and common units outstanding at September 30, 2014 multiplied by the closing price of the stock on that date. The interest rate for the mortgage note is 5.45% per annum. The Company had 20.4% of its properties, in terms of net book value, encumbered at September 30, 2014.

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

As a result of the estimated net taxable gains generated by the sale of two business parks in Beaverton, Oregon, on October 1, 2014 as well as additional anticipated asset sales, as noted above in “Effect of Acquisitions and Dispositions of Properties on the Company’s Operations”, the Board of Directors declared a one-time special cash dividend of $2.75 per common share. The special dividend distribution is expected to be approximately $94.3 million, which will be funded by the $159.9 million of net proceeds from the sale of the Beaverton, Oregon assets and cash on hand. Combined, the regular and special dividend will result in a total dividend of $3.25 per common share during the fourth quarter of 2014.

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

Repurchase of Common Stock: No shares of common stock were repurchased under the board approved common stock repurchase program during the nine months ended September 30, 2014 or for the year ended December 31, 2013.

Mortgage Note Repayment: In January, 2013, the Company repaid two mortgage notes payable totaling $18.1 million with a combined weighted average stated interest rate of 5.60%.

Capital Expenditures: The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the nine months ended September 30, 2014 and 2013, the Company expended $35.5 million and $36.1 million, respectively, in recurring capital expenditures, or $1.19 and $1.28 per weighted average square foot owned, respectively. Tenant improvement amounts exclude those amounts reimbursed by the tenant. Nonrecurring capital improvements include property renovations and expenditures related to repositioning acquisitions. The following table depicts capital expenditures (in thousands):

	For The Nine Months
	Ended September 30,
	2014	2013
Recurring capital expenditures
Capital improvements	$7,494	$8,194
Tenant improvements	19,733	21,757
Lease commissions	8,280	6,106

Total recurring capital expenditures	35,507	36,057

Nonrecurring capital improvements	3,159	6,741

Total capital expenditures	$38,666	$42,798

Capital expenditures on a per square foot owned basis are as follows:

	For The Nine Months
	Ended September 30,
	2014	2013
Recurring capital expenditures
Capital improvements	$0.25	$0.29
Tenant improvements	0.66	0.77
Lease commissions	0.28	0.22

Total recurring capital expenditures	1.19	1.28

Nonrecurring capital improvements	0.11	0.24

Total capital expenditures	$1.30	$1.52

The decrease in recurring capital expenditures of $550,000, or 1.5%, was primarily due to cash paid for several significant tenant improvements projects within the Same Park portfolio in 2013. The decrease in nonrecurring capital improvements of $3.6 million, or 53.1%, was due to $4.6 million of repositioning projects spent on 2012 acquisitions in 2013, partially offset by repositioning projects relating to 2013 acquisitions.

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

The Company’s funding strategy has been to primarily use permanent capital, including common and preferred stock, along with internally generated retained cash flows to meet its liquidity needs. In addition, the Company may sell properties that no longer meet its investment criteria. From time to time, the Company may use its Credit Facility or other forms of debt to facilitate real estate acquisitions or other capital allocations. The Company targets a minimum ratio of FFO to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest while preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the nine months ended September 30, 2014, the FFO to fixed charges and preferred distributions coverage ratio was 3.2 to 1.0, excluding the charge for the issuance costs related to the redemption of preferred equity.

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

FFO for the Company is computed as follows (in thousands, except per share data):

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Net income allocable to common shareholders	$11,268	$9,001	$31,034	$26,252
Depreciation and amortization	26,811	26,597	83,547	80,187
Net income allocable to noncontrolling interests — common units	3,058	2,696	8,430	7,875
Net income allocable to restricted stock unit holders	30	28	99	91

FFO allocable to common and dilutive shares	41,167	38,322	123,110	114,405

FFO allocated to noncontrolling interests — common units	(8,774)	(8,808)	(26,257)	(26,321)
FFO allocated to restricted stock unit holders	(66)	(111)	(194)	(342)

FFO allocated to common shares	$32,327	$29,403	$96,659	$87,742

Weighted average common shares outstanding	26,914	24,386	26,892	24,351
Weighted average common Operating Partnership units outstanding	7,305	7,305	7,305	7,305
Weighted average restricted stock units outstanding	55	92	54	95
Weighted average common share equivalents outstanding	89	86	96	101

Total common and dilutive shares	34,363	31,869	34,347	31,852

Net income per common share — diluted	$0.42	$0.37	$1.15	$1.07
Depreciation and amortization (1)	0.78	0.83	2.43	2.52

FFO per common and dilutive shares, as reported (1)	$1.20	$1.20	$3.58	$3.59

(1)	Per share amounts are computed using additional dilutive shares related to noncontrolling interests and restricted stock units.

In order to provide a meaningful period-to-period comparison of FFO derived from the Company’s ongoing business operations, the table below reconciles reported FFO to adjusted FFO, which excludes the LTEIP amortization for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
FFO allocable to common and dilutive shares, as reported	$41,167	$38,322	$123,110	$114,405
LTEIP amortization	1,896	1,024	5,128	2,987
Acquisition transaction costs	124	153	124	153

FFO allocable to common and dilutive shares, as adjusted	$43,187	$39,499	$128,362	$117,545

FFO per common and dilutive shares, as reported	$1.20	$1.20	$3.58	$3.59
LTEIP amortization	0.05	0.03	0.15	0.09
Acquisition transaction costs	0.01	0.01	0.01	0.01

FFO per common and dilutive share, as adjusted	$1.26	$1.24	$3.74	$3.69

Adjusted FFO allocable to common and dilutive shares increased $3.7 million and $10.8 million, respectively, for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The three and nine month increases in FFO were primarily the result of an increase in NOI. Reported FFO per share for the three months ended September 30, 2014 compared to the same period in 2013 was flat, while the nine months ended September 30, 2014 decreased 0.3% compared to the same period in 2013. Both adjusted and reported FFO per share were impacted by an increase in shares outstanding as a result of the November, 2013 common equity offering.

Related Party Transactions: Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 42.3% of the outstanding shares of the Company’s common stock. At September 30, 2014, PS owned 26.6% of the outstanding shares of the Company’s common stock and 22.2% of the outstanding common units of the Operating Partnership (100.0% of the common units not owned by the Company). Ronald L. Havner, Jr., the Company’s chairman, is also the Chairman of the Board, Chief Executive Officer and President of PS. Gary E. Pruitt, an independent director of the Company is also a trustee of PS.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space. The administrative services include investor relations, legal, corporate tax and information systems, which were allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $113,000 and $108,000 for the three months ended September 30, 2014 and 2013, respectively and $338,000 and $324,000 for the nine months ended September 30, 2014 and 2013, respectively. In addition, the Company provides property management services for properties owned by PS for a management fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contract with PS totaled $164,000 and $162,000 for the three months ended September 30, 2014 and 2013, respectively and $495,000 and $477,000 for the nine months ended September 30, 2014 and 2013, respectively. PS also provides property management services for the self-storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contract with PS totaled $18,000 and $15,000 for the three months ended September 30, 2014 and 2013, respectively and $52,000 and $43,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

Contractual Obligations: The Company is scheduled to pay cash dividends of $60.5 million per year on its preferred equity outstanding as of September 30, 2014. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company, from time to time, will use debt financing to facilitate acquisitions. In connection with a portfolio acquisition in 2011, the Company assumed a $250.0 million mortgage note and obtained a $250.0 million Term Loan. The outstanding balance on the Term Loan was fully repaid in November, 2013. As a result, the Company’s debt as a percentage of total equity (based on book values) was 13.1% as of September 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2014. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2014, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2014, there were no shares of the Company’s common stock repurchased. As of September 30, 2014, 1,614,721 shares remain available for purchase under the program.

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

Dated: October 31, 2014

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