Form 10-K
period 2014-12-31
PS BUSINESS PARKS INC/CA
filed 2015-02-20
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,625,742,494 based on the closing price as reported on that date.

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 16, 2015 (the latest practicable date): 26,919,161.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including but not limited to: (a) changes in general economic and business conditions; (b) decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases; (c) tenant defaults; (d) the effect of the recent credit and financial market conditions; (e) our failure to maintain our status as a real estate investment trust (“REIT”); (f) the economic health of our tenants; (g) increases in operating costs; (h) casualties to our properties not covered by insurance; (i) the availability and cost of capital; (j) increases in interest rates and its effect on our stock price; (k) other factors discussed under the heading Item 1A, “Risk Factors”. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.

The Company

PS Business Parks, Inc. (“PSB”) is a fully-integrated, self-advised and self-managed REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office and industrial parks. PS Business Parks, L.P. (the “Operating Partnership”) is a California limited partnership, which owns directly or indirectly substantially all of our assets and through which we conduct substantially all of our business. Unless otherwise indicated or unless the context requires otherwise, all references to “the Company,” “we,” “us,” “our,” and similar references mean PS Business Parks, Inc. and its subsidiaries, including the Operating Partnership. PSB is the sole general partner of the Operating Partnership and, as of December 31, 2014, owned 77.8% of the common partnership units. The remaining common partnership units are owned by Public Storage (“PS”). Assuming issuance of PSB common stock upon redemption of the common partnership units held by PS, PS would own 42.3% (or 14.5 million shares) of the outstanding shares of the Company’s common stock. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership.

As of December 31, 2014, the Company owned and operated 28.6 million rentable square feet of commercial space, comprising 103 business parks, concentrated primarily in the following states: California, Florida, Maryland, Texas, Virginia and Washington. The Company focuses on owning concentrated business parks which provide the Company with the greatest flexibility to meet the needs of its customers. The Company also manages 1.1 million rentable square feet on behalf of PS.

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

From January, 2012 through December, 2014, the Company acquired 3.4 million square feet of multi-tenant flex, office and industrial parks, which comprise the Non-Same Park portfolio as defined on page 30, for an aggregate purchase price of $213.6 million. The table below reflects the assets acquired during this period (in thousands):

Property	Date Acquired	Location	Purchase Price	Square Feet	Occupancy at December 31, 2014
Charcot Business Park II	December, 2014	San Jose, California	$16,000	119	96.7%
McNeil 1	November, 2014	Austin, Texas	10,550	246	53.3%
Springlake Business Center II	August, 2014	Dallas, Texas	5,148	145	39.6%
Arapaho Business Park 9	July, 2014	Dallas, Texas	1,134	19	100.0%
MICC — Center 23	July, 2014	Miami, Florida	12,725	149	100.0%

Total 2014 Acquisitions			45,557	678	69.5%

Bayshore Corporate Center	December, 2013	San Mateo, California	60,500	340	84.8%
Valwood Business Park	November, 2013	Dallas, Texas	12,425	245	88.3%
Dallas Flex Portfolio	October, 2013	Dallas, Texas	27,900	559	77.5%
Arapaho Business Park	July, 2013	Dallas, Texas	14,750	389	87.7%

Total 2013 Acquisitions			115,575	1,533	83.5%

Austin Flex Buildings	December, 2012	Austin, Texas	14,900	226	100.0%
212th Business Park	July, 2012	Kent Valley, Washington	37,550	958	91.6%

Total 2012 Acquisitions			52,450	1,184	93.2%

Total			$213,582	3,395	84.2%

At the beginning of 2013, the Company reclassified a 125,000 square foot building located in Northern Virginia to land and building held for development as the Company intends to redevelop the property. In conjunction with the reclassification, the Company ceased depreciation of the asset. In July, 2013, the Company entered into a joint venture agreement, which it will maintain a 95.0% economic interest in, with a real estate development company to pursue a multi-family development on the property. During the entitlement phase, all costs related to the pre-development will be split evenly between the Company and its joint venture partner. Subsequent to December 31, 2014, the Company received entitlements which allow it to develop a multi-family building up to 450,000 square feet on the property. The property will be contributed to the joint venture upon commencement of construction, which will occur in 2015. The asset and capitalized development costs were $18.4 million and $16.2 million at December 31, 2014 and December 31, 2013, respectively, which includes the Company’s basis in the land. For the years ended December 31, 2014 and 2013, the Company capitalized costs of $2.2 million and $752,000, respectively, related to this development, of which $944,000 and $359,000, respectively, related to capitalized interest costs.

On November 21, 2014, the Company completed the sale of three business parks, consisting of 42 buildings aggregating 656,000 square feet, located in Phoenix, Arizona, for net proceeds of $52.2 million, resulting in a net gain of $29.6 million.

On October 1, 2014, the Company completed the sale of two business parks, Cornell Oaks Corporate Center and Creekside Corporate Park along with 11.5 acres of adjacent land, located in Beaverton, Oregon, for net proceeds of $159.9 million, resulting in a net gain of $62.8 million. The parks consist of 18 buildings aggregating 1.2 million square feet.

In October, 2012, the Company completed the sale of Quail Valley Business Park, a 66,000 square foot flex park in Houston, Texas, for a gross sales price of $2.3 million, resulting in a net gain of $935,000.

From 1998 through 2011, the Company acquired 23.7 million square feet of commercial space, developed an additional 575,000 square feet and sold 2.2 million square feet along with some parcels of land.

As of December 31, 2014, the Company has 125,000 square feet of assets held for sale which the Company expects to sell in 2015.

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

Business of the Company: The Company is in the commercial property business, with 103 business parks consisting of multi-tenant flex, industrial and office space. The Company owns 15.1 million square feet of flex space. The Company defines “flex” space as buildings that are configured with a combination of warehouse and office space and can be designed to fit a wide variety of uses. The warehouse component of the flex space has a number of uses including light manufacturing and assembly, storage and warehousing, showroom, laboratory, distribution and research and development activities. The office component of flex space is complementary to the warehouse component by enabling businesses to accommodate management and production staff in the same facility. The Company owns 8.8 million square feet of industrial space that has characteristics similar to the warehouse component of the flex space as well as ample dock access. In addition, the Company owns 4.6 million square feet of low-rise office space, generally either in business parks that combine office and flex space or in submarkets where the market demand is more office focused.

The Company’s commercial properties typically consist of business parks with low-rise buildings, ranging from one to 49 buildings per park, located on parcels of various sizes which comprise from nearly 12,000 to 3.5 million aggregate square feet of rentable space. Facilities are managed through either on-site management or offices central to the facilities. Parking is generally open but in some instances is covered. The ratio of parking spaces to rentable square feet ranges from two to six per thousand square feet depending upon the use of the property and its location. Office space generally requires a greater parking ratio than most industrial uses. The Company may acquire properties that do not have these characteristics.

The tenant base for the Company’s facilities is diverse. The portfolio can be bifurcated into those facilities that service small to medium-sized businesses and those that service larger businesses. Approximately 35.6% of in-place rents from the portfolio are derived from facilities that serve small to medium-sized businesses. A property in this facility type is typically divided into units ranging in size from 500 to 4,999 square feet and leases generally range from one to three years. The remaining 64.4% of in-place rents from the portfolio are derived from facilities that serve larger businesses, with units greater than or equal to 5,000 square feet. The Company also has several tenants that lease space in multiple buildings and locations. The U.S. Government is the largest tenant with multiple leases encompassing approximately 845,000 square feet or 5.9% of the Company’s annualized rental income.

The Company currently owns operating properties concentrated primarily in six states and it may expand its operations to other states or reduce the number of states in which it operates. Properties are acquired for both income and potential capital appreciation; there is no limitation on the amount that can be invested in any specific property.

The Company owns land which may be used for the development of commercial properties. The Company owns approximately 14.0 acres of such land in Dallas, Texas and 6.4 acres in Northern Virginia as of December 31, 2014.

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

The Company is the sole general partner of the Operating Partnership. As of December 31, 2014, the Company owned 77.8% of the common partnership units of the Operating Partnership, and the remainder of such common partnership units were owned by PS. The common units owned by PS may be redeemed by PS from time to time, subject to the provisions of our charter, for cash or, at our option, shares of our common stock on a one-for-one basis. Also as of December 31, 2014, in connection with the Company’s issuance of publicly traded Cumulative Preferred Stock, the Company owned 39.8 million preferred units of the Operating Partnership of various series with an aggregate redemption value of $995.0 million with terms substantially identical to the terms of the publicly traded depositary shares each representing 1/1,000 of a share of 5.700% to 6.875% Cumulative Preferred Stock of the Company.

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

Property Management Services

The Company manages commercial properties owned by PS, which are generally adjacent to self-storage facilities, for a management fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenue derived from this management contract with PS totaled $660,000, $639,000 and $649,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

PS also provides property management services for the self-storage component of two assets owned by the Company. These self-storage facilities, located in Palm Beach County, Florida, operate under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days’ notice. Management fee expenses under the contract were $70,000, $59,000 and $55,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Management

Joseph D. Russell, Jr. leads the Company’s senior management team. Mr. Russell is President and Chief Executive Officer of the Company. The Company’s senior management includes: John W. Petersen, Executive Vice President and Chief Operating Officer; Edward A. Stokx, Executive Vice President and Chief Financial Officer; Maria R. Hawthorne, Executive Vice President and Chief Administrative Officer; Christopher M. Auth, Vice President (Washington Metro Division); Trenton A. Groves, Vice President and Corporate Controller; Coby A. Holley, Vice President, Acquisitions and Dispositions; Robin E. Mather, Vice President (Southern California Division); Eddie F. Ruiz, Vice President and Director of Facilities; Viola I. Sanchez, Vice President (Southeast Division); Richard E. Scott, Vice President (Northern California Division); Eugene Uhlman, Vice President, Construction Management; and David A. Vicars, Vice President (Midwest Division).

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

Focus on Targeted Markets: The Company intends to continue investing in markets that have characteristics which enable them to be competitive economically. The Company believes that markets with some combination of above average population growth, job growth, higher education levels and personal income will produce better overall economic returns. The Company targets parks in high barrier to entry markets that are close to critical infrastructure, middle to high income housing or universities and have easy access to major transportation arteries.

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

Financing Strategy

The Company’s primary objective in its financing strategy is to maintain financial flexibility and a low risk capital structure. Key elements of this strategy are:

Retain Operating Cash Flow: The Company seeks to retain significant funds (after funding its distributions and capital improvements) for additional investments. During the years ended December 31, 2014 and 2013, the Company distributed 42.3% and 34.3%, respectively, of its funds from operations (“FFO”) to common shareholders/unit holders. FFO is computed in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income, computed in accordance with U.S. generally accepted accounting principles (“GAAP”), before depreciation, amortization, gains or losses on asset dispositions, net income allocable to noncontrolling interests — common units, net income allocable to restricted stock unit holders, impairment charges and nonrecurring items. FFO is a non-GAAP financial measure and should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results of operations. Other REITs may use different methods for calculating FFO and, accordingly, the Company’s FFO may not be comparable to other real estate companies’ funds from operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Non-GAAP Supplemental Disclosure Measure: Funds from Operations,” for a reconciliation of FFO and net income allocable to common shareholders and for additional information on why the Company presents FFO.

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

Access to Capital: The Company targets a minimum ratio of FFO to combined fixed charges and preferred distributions paid of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest while preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the year ended December 31, 2014, the FFO to combined fixed charges and preferred distributions paid ratio was 3.2 to 1.0. The Company believes that its financial position enables it to access capital to finance future growth. Subject to market conditions, the Company may add leverage to its capital structure.

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

Investments in Real Estate Facilities

As of December 31, 2014, the Company owned and operated 28.6 million rentable square feet comprised of 103 business parks concentrated primarily in six states compared to 29.7 million rentable square feet at December 31, 2013.

Summary of Business Model

The Company has a diversified portfolio. It is diversified geographically primarily in six states across the country and has a diversified customer mix by size and industry concentration. The Company believes that this diversification combined with a conservative financing strategy, focus on markets with strong demographics for growth and our operating strategy gives the Company a business model that mitigates risk and provides strong long-term growth opportunities.

Restrictions on Transactions with Affiliates

The Company’s Bylaws provide that the Company may engage in transactions with affiliates provided that a purchase or sale transaction with an affiliate is (i) approved by a majority of the Company’s independent directors and (ii) fair to the Company based on an independent appraisal or fairness opinion.

Borrowings

The Company had an outstanding mortgage note payable of $250.0 million at December 31, 2014 and 2013. See Notes 5 and 6 to the consolidated financial statements included in this Form 10-K for a summary of the Company’s outstanding borrowings as of December 31, 2014.

On April 28, 2014, the Company modified and extended the terms of its line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The expiration of the Credit Facility was extended from August 1, 2015 to May 1, 2019. The Credit Facility has a borrowing limit of $250.0 million. The rate of interest charged on borrowings was modified to a rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.875% to LIBOR plus 1.70% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.925%. In addition, the Company is required to pay an annual facility fee ranging from 0.125% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). The Company had no balance outstanding on the Credit Facility at December 31, 2014 and 2013. The Company had $1.0 million and $485,000 of unamortized commitment fees as of December 31, 2014 and 2013, respectively. The Credit Facility requires the Company to meet certain covenants, with all of which the Company was in compliance at December 31, 2014 and 2013. Interest on outstanding borrowings is payable monthly.

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

Employees

As of December 31, 2014, the Company employed 168 individuals, primarily personnel engaged in property operations.

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

We may encounter significant delays and expense in re-letting vacant space, or we may not be able to re-let space at existing rates, in each case resulting in losses of income: When leases expire, we may incur expenses in retrofitting space and we may not be able to re-lease the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. As of December 31, 2014, 2,318 leases representing 27.4% of the leased square footage of our total portfolio or 25.7% of annualized rental income are scheduled to expire in 2015. While we have estimated our cost of renewing leases that expire in 2015, our estimates could be wrong. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.

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

We may be adversely affected if casualties to our properties are not covered by insurance: We could suffer uninsured losses or losses in excess of our insurance policy limits for occurrences such as earthquakes or hurricanes that adversely affect us or even result in loss of the property. Approximately 40.6% of our properties are located in California and are generally in areas that are subject to risks of earthquake-related damage. In the event of an earthquake, hurricane or other natural disaster, we might still remain liable on any mortgage debt or other unsatisfied obligations related to that property.

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

There continues to be global economic uncertainty, elevated levels of unemployment and reduced levels of economic activity, and it is uncertain as to when economic conditions will improve. These negative economic conditions in the markets where we operate facilities, and other events or factors that adversely affect demand for commercial real estate, could continue to adversely affect our business. To the extent that turmoil in the financial markets returns or intensifies, it has the potential to materially affect the value of our properties, the availability or the terms of financing and may impact the ability of our customers to enter into new leasing transactions or satisfy rental payments under existing leases. The uncertainty and pace of an economic recovery could also affect our operating results and financial condition as follows:

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

During 2014, we acquired 678,000 square feet for an aggregate purchase price of $45.6 million and average occupancy of 69.5% at the time of acquisitions, and we will continue to seek to acquire additional multi-tenant flex, industrial and office properties where they meet our criteria. Our acquisitions and developments may not perform as expected, we may be unable to quickly integrate new acquisitions and developments into our existing operations, and any costs to develop projects or redevelop acquired properties may exceed estimates. As of December 31, 2014, the aggregate occupancy of the assets acquired in 2014 was 69.5%. If we are unable to lease the vacant square footage of these properties in a reasonable period of time, we may not be able to achieve our objective of enhancing value. Further, we face significant competition for suitable acquisition properties from other real estate investors, including other publicly traded real estate investment trusts and private institutional investors. As a result, we may be unable to acquire additional properties we desire or the purchase price for desirable properties may be significantly increased.

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

During 2014, the Company sold a combined total of 1.9 million square feet along with some parcels of land in Beaverton, Oregon and Phoenix, Arizona. Absent a special distribution in excess of our normal, recurring quarterly dividend, the Company would have had taxable income in excess of distributions resulting in federal income tax at the corporate level. To qualify for the dividends paid deduction for tax purposes and minimize this potential tax, on December 30, 2014, the Company paid a one-time special cash dividend of $2.75 per common share along with the fourth quarter 2014 regular dividend of $0.50 per common share. Holders of common partnership units of the Operating Partnership also received the same distribution on December 30, 2014. The Board of Directors will continue to evaluate our dividend rate in light of our actual and projected taxable income, liquidity requirements and other circumstances, and there can be no assurance that the future dividends declared by our Board of Directors will not differ materially.

PS has significant influence over us.

Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 42.3% (or 14.5 million shares) of the outstanding shares of the Company’s common stock at December 31, 2014. As of December 31, 2014, PS owned 7.2 million shares of the Company’s common stock and 7.3 million common units of the Operating Partnership (100.0% of the common units not owned by the Company). In addition, the PS Business Parks name and logo are owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice. Ronald L. Havner, Jr., the Company’s chairman, is also Chairman of the Board, Chief Executive Officer and President of PS. Gary E. Pruitt, an independent director of the Company is also a trustee of PS. Consequently, PS has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the Operating Partnership. PS’s interest in such matters may differ from other shareholders. In addition, PS’s ownership may make it more difficult for another party to take over our Company without PS’s approval.

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

The interests of limited partners of our Operating Partnership may conflict with the interests of our common stockholders.

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

We are headquartered in, and approximately 40.6% of our properties are located in California, which has from time to time faced budgetary problems and deficits. Actions have been and may continue to be taken in response to these problems, such as increases in property taxes, changes to sales taxes or other governmental efforts to raise revenues, which could adversely impact our business and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2014, the Company owned 103 business parks consisting of a geographically diverse portfolio of 28.6 million rentable square feet of commercial real estate which consists of 15.1 million square feet of flex space, 8.8 million square feet of industrial space and 4.6 million square feet of office space concentrated primarily in six states consisting of California, Texas, Virginia, Florida, Maryland and Washington. The weighted average occupancy rate throughout 2014 was 91.3% and the realized rent per square foot was $14.00.

The following table reflects the geographical diversification of the 103 business parks owned by the Company as of December 31, 2014, the type of the rentable square footage and the weighted average occupancy rates throughout 2014 (except as set forth below, all of the properties are held in fee simple interest) (in thousands, except number of business parks):

	Number of Business Parks					Weighted Average Occupancy Rate
		Rentable Square Footage
State		Flex	Industrial	Office	Total
California (1)	49	5,906	4,618	1,076	11,600	93.4%
Texas (2)	23	4,611	477	—	5,088	87.7%
Virginia	17	1,947	—	2,093	4,040	90.3%
Florida	3	1,074	2,780	12	3,866	94.6%
Maryland	6	970	—	1,382	2,352	87.8%
Washington	3	493	958	28	1,479	86.3%

Total	101	15,001	8,833	4,591	28,425	91.3%

Assets held for sale	2	125	—	—	125	97.3%

Total	103	15,126	8,833	4,591	28,550	91.3%

(1)	The Company has 4.8 million square feet in California that serves as collateral to a mortgage note payable. For more information, see Note 6 to the consolidated financial statements included in this Form 10-K.

(2)	The Company owns two properties comprising of 232,000 square feet that are subject to ground leases in Las Colinas, Texas, expiring in 2019 and 2020, each with one 10 year extension option.

We currently anticipate that each of the properties listed above will continue to be used for its current purpose. Competition exists in each of the market areas in which these properties are located.

The Company renovates its properties in connection with the re-leasing of space to tenants and expects that it will pay the costs of such renovations from rental income. From time to time the Company may identify higher and better use of its assets. The Company has risks that tenants will default on leases and declare bankruptcy. Management believes these risks are mitigated through the Company’s geographic diversity and diverse tenant base.

The Company evaluates the performance of its business parks primarily based on net operating income (“NOI”). NOI is defined by the Company as rental income as defined by GAAP less cost of operations as defined by GAAP, excluding depreciation and amortization. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them, as well as the investor, the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from NOI as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. Following the table below, we have reconciled total NOI to income from continuing operations, which we consider the most directly comparable financial measure calculated in accordance with GAAP. The following information illustrates rental income, cost of operations and NOI generated by the Company’s total portfolio in 2014, 2013 and 2012 by state and by property classifications. As a result of acquisitions and dispositions, certain properties were not held for the full year and are reflected as assets held for sale or sold.

The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP. In order to provide a meaningful period-to-period comparison, the tables below exclude certain lease buyout payments noted below and amortization of the Senior Management Long-Term Equity Incentive Plan (“LTEIP”) related to field leadership. The tables below also include a reconciliation of NOI to the most comparable amounts based on GAAP (in thousands):

	For the Year Ended December 31, 2014				For the Year Ended December 31, 2013				For the Year Ended December 31, 2012
	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total
Rental Income:
California	$73,922	$19,890	$37,291	$131,103	$70,642	$13,184	$34,896	$118,722	$68,397	$12,773	$33,210	$114,380
Texas	45,881	—	1,564	47,445	37,783	—	1,391	39,174	32,878	—	1,297	34,175
Virginia	32,108	49,204	—	81,312	33,373	48,942	—	82,315	34,341	48,096	—	82,437
Florida	12,180	285	21,538	34,003	11,414	210	20,672	32,296	10,686	206	20,649	31,541
Maryland	15,667	33,585	—	49,252	15,299	32,954	—	48,253	15,470	33,495	—	48,965
Washington	8,128	568	5,052	13,748	7,808	493	3,433	11,734	7,628	521	1,338	9,487
Assets held for sale or sold	16,654	2,738	—	19,392	20,908	3,592	—	24,500	20,381	3,399	—	23,780

Total	204,540	106,270	65,445	376,255	197,227	99,375	60,392	356,994	189,781	98,490	56,494	344,765

Cost of Operations:
California	23,540	9,094	9,118	41,752	23,304	5,763	9,115	38,182	22,243	5,400	9,479	37,122
Texas	16,977	—	431	17,408	13,034	—	287	13,321	11,103	—	406	11,509
Virginia	9,483	16,164	—	25,647	9,191	15,947	—	25,138	8,651	17,208	—	25,859
Florida	3,895	120	6,491	10,506	3,810	141	6,070	10,021	3,868	171	5,991	10,030
Maryland	5,709	11,765	—	17,474	4,916	10,899	—	15,815	4,689	10,938	—	15,627
Washington	2,349	202	1,652	4,203	2,380	189	1,606	4,175	2,355	193	667	3,215
Assets held for sale or sold	6,618	1,140	—	7,758	7,926	1,494	—	9,420	8,109	1,396	—	9,505

Total	68,571	38,485	17,692	124,748	64,561	34,433	17,078	116,072	61,018	35,306	16,543	112,867

NOI:
California	50,382	10,796	28,173	89,351	47,338	7,421	25,781	80,540	46,154	7,373	23,731	77,258
Texas	28,904	—	1,133	30,037	24,749	—	1,104	25,853	21,775	—	891	22,666
Virginia	22,625	33,040	—	55,665	24,182	32,995	—	57,177	25,690	30,888	—	56,578
Florida	8,285	165	15,047	23,497	7,604	69	14,602	22,275	6,818	35	14,658	21,511
Maryland	9,958	21,820	—	31,778	10,383	22,055	—	32,438	10,781	22,557	—	33,338
Washington	5,779	366	3,400	9,545	5,428	304	1,827	7,559	5,273	328	671	6,272
Assets held for sale or sold	10,036	1,598	—	11,634	12,982	2,098	—	15,080	12,272	2,003	—	14,275

Total	$135,969	$67,785	$47,753	$251,507	$132,666	$64,942	$43,314	$240,922	$128,763	$63,184	$39,951	$231,898

The following table is provided to reconcile NOI to consolidated income from continuing operations as determined by GAAP (in thousands):

	For The Years Ended December 31,
	2014	2013	2012
Total NOI	$251,507	$240,922	$231,898
Other income and (expenses):
Lease buyout payments	—	2,252	1,783
LTEIP amortization:
Cost of operations	(2,623)	1,241	(1,241)
General and administrative	(4,802)	2,652	(2,652)
Facility management fees	660	639	649
Other income and expenses	(13,221)	(14,681)	(20,377)
Depreciation and amortization	(110,357)	(108,917)	(109,398)
General and administrative	(8,487)	(7,110)	(5,917)
Acquisition transaction costs	(350)	(854)	(350)
Gain on sale of real estate facilities	92,373	—	—

Income from continuing operations	$204,700	$116,144	$94,395

Portfolio Information

The table below sets forth information with respect to occupancy and rental rates of the Company’s total portfolio for each of the last five years, including discontinued operations:

	2014	2013(1)	2012(1)	2011(1)	2010
Weighted average occupancy rate	91.3%	89.9%	89.4%	89.8%	90.9%
Realized rent per square foot	$14.00	$13.91	$14.05	$15.11	$15.01

(1)	Excludes lease buyout payments of $2.3 million, $1.8 million and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table sets forth the lease expirations for all operating assets as of December 31, 2014 (in thousands):

Lease Expirations as of December 31, 2014

Year of Lease Expiration	Number of Tenants	Rentable Square Footage Subject to Expiring Leases	Annualized Rental Income Under Expiring Leases	Percent of Annualized Rental Income Represented by Expiring Leases
2015	2,318	7,231	$99,082	25.7%
2016	1,332	6,031	87,787	22.8%
2017	703	4,340	61,317	15.9%
2018	271	2,586	41,878	10.8%
2019	246	2,796	37,988	9.8%
2020	84	1,572	23,754	6.2%
2021	28	710	9,856	2.6%
2022	20	380	9,156	2.4%
2023	11	188	2,888	0.7%
2024	10	306	5,339	1.4%
Thereafter	11	257	6,707	1.7%

Total	5,034	26,397	$385,752	100.0%

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

Market Price of the Registrant’s Common Equity:

The common stock of the Company trades on the New York Stock Exchange under the symbol PSB. The following table sets forth the high and low sales prices of the common stock on the New York Stock Exchange for the applicable periods:

	Range		Dividends Declared
Three Months Ended	High	Low
March 31, 2013	$79.34	$64.70	$0.44
June 30, 2013	$86.94	$65.50	$0.44
September 30, 2013	$77.97	$70.33	$0.44
December 31, 2013	$82.58	$73.45	$0.44

March 31, 2014	$87.54	$74.85	$0.50
June 30, 2014	$87.15	$80.78	$0.50
September 30, 2014	$85.01	$74.97	$0.50
December 31, 2014	$84.76	$75.02	$3.25	(1)

(1)	Amount includes a $2.75 per common share special cash dividend.

Holders:

As of February 16, 2015, there were 348 holders of record of the common stock.

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

Effective March, 2014, the Company increased its quarterly dividend from $0.44 per common share to $0.50 per common share.

Dividends declared for the three months ended December 31, 2014 included a one-time special cash dividend of $2.75 per share (the “Special Cash Dividend”) along with the fourth quarter regular dividend of $0.50 per share. See discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Special Cash Dividend was declared to distribute a portion of the excess income attributable to gains on sales from asset dispositions during 2014, as discussed in Note 3 to the consolidated financial statements included in this Form 10-K.

The Board of Directors has established a distribution policy intended to maximize the retention of operating cash flow and distribute the amount required for the Company to maintain its tax status as a REIT.

Issuer Repurchases of Equity Securities:

The Company’s Board of Directors previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the three months ended December 31, 2014, there were no shares of the Company’s common stock repurchased. As of December 31, 2014, the Company has 1,614,721 shares available for purchase under the program. The program does not expire. Purchases will be made subject to market conditions and other investment opportunities available to the Company.

Securities Authorized for Issuance Under Equity Compensation Plans:

The equity compensation plan information is provided in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial and operating information on a historical basis of the Company. The following information should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in this Form 10-K. Note that historical results from 2013 through 2010 were reclassified to conform to 2014 presentation for discontinued operations. See Note 3 to the consolidated financial statements included in this Form 10-K for a discussion of income from discontinued operations.

	For The Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Revenues:
Rental income	$376,255	$359,246	$346,548	$297,457	$276,276
Facility management fees	660	639	649	684	672

Total operating revenues	376,915	359,885	347,197	298,141	276,948

Expenses:
Cost of operations	127,371	114,831	114,108	99,917	89,348
Depreciation and amortization	110,357	108,917	109,398	84,391	78,354
General and administrative	13,639	5,312	8,919	9,036	9,651

Total operating expenses	251,367	229,060	232,425	193,344	177,353

Other income and (expenses):
Interest and other income	372	1,485	241	221	333
Interest and other expenses	(13,593)	(16,166)	(20,618)	(5,455)	(3,534)

Total other income and (expenses)	(13,221)	(14,681)	(20,377)	(5,234)	(3,201)

Gain on sale of real estate facilities	92,373	—	—	—	—

Income from continuing operations	204,700	116,144	94,395	99,563	96,394

Discontinued operations:
Income from discontinued operations (1)	—	—	42	360	475
Gain on sale of real estate facilities	—	—	935	2,717	5,153

Total discontinued operations	—	—	977	3,077	5,628

Net income	$204,700	$116,144	$95,372	$102,640	$102,022

	For The Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$30,729	$12,952	$5,970	$15,543	$11,594
Noncontrolling interests — preferred units	—	—	323	(6,991)	5,103

Total net income allocable to noncontrolling interests	30,729	12,952	6,293	8,552	16,697

Net income allocable to PS Business Parks, Inc.:
Preferred shareholders	60,488	59,216	69,136	41,799	46,214
Restricted stock unit holders	329	125	138	127	152
Common shareholders	113,154	43,851	19,805	52,162	38,959

Total net income allocable to PS Business Parks, Inc.	173,971	103,192	89,079	94,088	85,325

Net income	$204,700	$116,144	$95,372	$102,640	$102,022

Per Common Share:
Cash Distributions (2)	$4.75	$1.76	$1.76	$1.76	$1.76
Net income — basic	$4.21	$1.77	$0.82	$2.13	$1.59
Net income — diluted	$4.19	$1.77	$0.81	$2.12	$1.58
Weighted average common shares — basic	26,899	24,732	24,234	24,516	24,546
Weighted average common shares — diluted	27,000	24,833	24,323	24,599	24,687
Balance Sheet Data:
Total assets	$2,227,114	$2,238,559	$2,151,817	$2,138,619	$1,621,057
Total debt	$250,000	$250,000	$468,102	$717,084	$144,511
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock	$995,000	$995,000	$885,000	$598,546	$598,546
Common stock	$718,281	$722,941	$560,689	$580,659	$594,982
Noncontrolling interests:
Preferred units	$—	$—	$—	$5,583	$53,418
Common units	$194,928	$196,699	$168,572	$175,807	$176,179
Other Data:
Net cash provided by operating activities	$227,771	$222,294	$209,127	$180,620	$177,116
Net cash provided by (used in) investing activities	$113,188	$(172,872)	$(105,729)	$(337,106)	$(326,623)
Net cash (used in) provided by financing activities	$(219,973)	$(30,824)	$(95,495)	$156,400	$(53,656)
Square footage owned at the end of period	28,550	29,740	28,208	27,090	21,666

(1)	Prior to the current year adoption of the guidance for reporting discontinued operations and disposal of components of an entity, the operating results from assets classified as properties held for disposition prior to December 31, 2013 are included in discontinued operations for the years ended December 31, 2010 through 2013. Subsequent to the adoption, the operating results from assets classified as properties held for disposition as of January 1, 2014 are included in income from continuing operations.

(2)	Amount includes a $2.75 per common share special cash dividend.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the selected financial data and the Company’s consolidated financial statements and notes thereto included in this Form 10-K.

Overview

As of December 31, 2014, the Company owned and operated 28.6 million rentable square feet of multi-tenant flex, industrial and office properties concentrated primarily in six states. All operating metrics discussed in this section as of and for years ended December 31, 2014, 2013 and 2012 excludes assets held for sale or sold. Management believes excluding the results of such assets provides the most relevant perspective on the ongoing operations of the Company. Please refer to “Item 15, “Exhibits and Financial Statements Schedules” for financial metrics that include results from assets held for sale or sold.

The Company focuses on increasing profitability and cash flow aimed at maximizing shareholder value. The Company strives to maintain high occupancy levels while increasing rental rates and minimizing capital expenditures when market conditions allow, although the Company may decrease rental rates in markets where conditions require. The Company also acquires properties it believes will create long-term value, and from time to time disposes of properties which no longer fit within the Company’s strategic objectives. Operating results are driven primarily by income from rental operations and are therefore substantially influenced by demand for rental space within our properties and our markets, which impacts occupancy, rental rates and capital requirements.

During 2014, the Company executed leases comprising 8.6 million square feet of space including 5.2 million square feet of renewals of existing leases and 3.4 million square feet of new leases. Overall, the change in rental rates for the Company continued to improve. See further discussion of operating results below.

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

Property Acquisitions: The purchase price of acquired properties is recorded to land, buildings and improvements (including tenant improvements, unamortized lease commissions, acquired in-place lease values, and tenant relationships, if any) and intangible assets and liabilities associated with the value of above-market and below-market leases based on their respective estimated fair values. Acquisition related costs are expensed as incurred.

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

Effect of Economic Conditions on the Company’s Operations: During 2014, most markets reflected signs of improving occupancy and rental rates. Overall, new rental rates for the Company improved over expiring rental rates on executed leases as economic conditions continue to improve. However, the Virginia, Maryland and Orange County markets continue to be slower to recover than other markets as the Company continues to see rental rate declines and modest growth in occupancy. Current and future economic conditions and competition will continue to have an impact on the Company, potentially resulting in further reductions in occupancy and rental rates.

Tenant Credit Risk: The Company historically has experienced a low level of write-offs of uncollectable rents, but there is inherent uncertainty in a tenant’s ability to continue paying rent and meet its full lease obligation. The table below summarizes the impact to the Company from tenants’ inability to pay rent or continue to meet their lease obligations (in thousands):

	For The Years Ended December 31,
	2014	2013	2012
Annual write — offs of uncollectible rent	$1,101	$955	$1,115
Annual write — offs as a percentage of rental income	0.3%	0.3%	0.3%
Square footage of leases terminated prior to their scheduled expiration due to business failures/bankruptcies	362	431	570
Accelerated depreciation and amortization related to unamortized tenant improvements and lease commissions associated with early terminations	$460	$2,071	$1,493

As of February 16, 2015, the Company had 34,000 square feet of leased space occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, tenants contact us, requesting early termination of their lease, a reduction in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.

Company Performance and Effect of Economic Conditions on Primary Markets: The Company’s operations are substantially concentrated in eight regions. During the year ended December 31, 2014, initial rental rates on new and renewed leases within the Company’s total portfolio increased 0.5% over expiring rents, an improvement from the year ended December 31, 2013, in which initial rental rates on new and renewed leases declined by 0.3%. The Company’s Same Park (defined below) occupancy rate at December 31, 2014 was 93.4%, compared to 93.0% at December 31, 2013. The Company’s total portfolio occupancy rate at December 31, 2014 was 92.3%, compared to 91.2% at December 31, 2013. Each of the eight regions in which the Company owns assets is subject to its own unique market influences. See “Supplemental Property Data and Trends” below for more information on regional operating data.

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

On December 30, 2014, the Company acquired Charcot Business Park II, an eight-building, 119,000 square foot multi-tenant flex park in San Jose, California, for $16.0 million. The park is contiguous to the Company’s existing 164,000 square foot Charcot Business Park. On November 3, 2014, the Company acquired a 246,000 square foot multi-tenant industrial building in Austin, Texas, for a purchase price of $10.6 million. On August 21, 2014, the Company acquired a 145,000 square foot multi-tenant flex park consisting of five single-story buildings located in Dallas, Texas, for a purchase price of $5.1 million. On July 28, 2014, the Company acquired a 19,000 square foot building in Dallas, Texas, for $1.1 million. The flex building is located in the Company’s 389,000 square foot Arapaho Business Park. On July 24, 2014, the Company acquired a 149,000 square foot building in Miami, Florida, for $12.7 million. The building is located within the Company’s 3.3 million square foot Miami Industrial Commerce Center.

As of December 31, 2014, the blended occupancy rate of the 11 assets acquired from 2012 to 2014 was 84.2% compared to a blended occupancy rate of 63.5% at the time of acquisition. As of December 31, 2014, the Company had 536,000 square feet of vacancy spread over these 11 acquisitions, which we believe provides the Company with considerable opportunity to generate additional rental income given that the Company’s Same Park assets in these same submarkets have a weighted average occupancy of 95.0% at December 31, 2014. The table below contains the assets acquired from 2012 to 2014 (in thousands):

Property	Date Acquired	Location	Purchase Price	Square Feet	Occupancy Acquisition	Occupancy at December 31, 2014
Charcot Business Park II	December, 2014	San Jose, California	$16,000	119	96.7%	96.7%
McNeil 1	November, 2014	Austin, Texas	10,550	246	53.3%	53.3%
Springlake Business Center II	August, 2014	Dallas, Texas	5,148	145	35.4%	39.6%
Arapaho Business Park 9	July, 2014	Dallas, Texas	1,134	19	100.0%	100.0%
MICC — Center 23	July, 2014	Miami, Florida	12,725	149	0.0%	100.0%
Bayshore Corporate Center	December, 2013	San Mateo, California	60,500	340	81.8%	84.8%
Valwood Business Park	November, 2013	Dallas, Texas	12,425	245	83.5%	88.3%
Dallas Flex Portfolio	October, 2013	Dallas, Texas	27,900	559	72.1%	77.5%
Arapaho Business Park	July, 2013	Dallas, Texas	14,750	389	66.5%	87.7%
Austin Flex Buildings	December, 2012	Austin, Texas	14,900	226	86.1%	100.0%
212th Business Park	July, 2012	Kent Valley, Washington	37,550	958	52.3%	91.6%

Total			$213,582	3,395	63.5%	84.2%

On November 21, 2014, the Company completed the sale of three business parks, consisting of 42 buildings aggregating 656,000 square feet, located in Phoenix, Arizona, for net proceeds of $52.2 million, resulting in a net gain of $29.6 million.

On October 1, 2014, the Company completed the sale of two business parks, Cornell Oaks Corporate Center and Creekside Corporate Park along with 11.5 acres of adjacent land, located in Beaverton, Oregon, for net proceeds of $159.9 million, resulting in a net gain of $62.8 million. The parks consist of 18 buildings aggregating 1.2 million square feet.

Subsequent to December 31, 2014, the Company completed the sale of Milwaukie Business Park located in Milwaukie, Oregon, for net proceeds of $10.6 million. The park consists of six multi-tenant flex buildings aggregating 102,000 square feet.

The Milwaukie Business Park, as well as a 23,000 square foot park in Tempe, Arizona, have been classified as properties held for disposition as of December 31, 2014 and 2013. The Company anticipates completing the sale of the Tempe asset later in 2015.

In October, 2012, the Company completed the sale of Quail Valley Business Park, a 66,000 square foot flex park in Houston, Texas, for a gross sales price of $2.3 million, resulting in a net gain of $935,000.

At the beginning of 2013, the Company reclassified a 125,000 square foot building located in Northern Virginia to land and building held for development as the Company intends to redevelop the property. In conjunction with the reclassification, the Company ceased depreciation of the asset. In July, 2013, the Company entered into a joint venture agreement, which it will maintain a 95.0% economic interest in, with a real estate development company to pursue a multi-family development of this property. During the entitlement phase, all costs related to the pre-development will be split evenly between the Company and its joint venture partner. Subsequent to December 31, 2014, the Company received entitlements which allow it to develop a multi-family building up to 450,000 square feet on the property. The property will be contributed to the joint venture upon commencement of construction, which will occur in 2015. The asset and capitalized development costs were $18.4 million and $16.2 million at December 31, 2014 and 2013, respectively, which includes the Company’s basis in the land. For the years ended December 31, 2014 and 2013, the Company capitalized costs of $2.2 million and $752,000, respectively, related to this development, of which $944,000 and $359,000, respectively, related to capitalized interest costs.

Scheduled Lease Expirations: In addition to the 2.2 million square feet, or 7.7%, of space available in our total portfolio as of December 31, 2014, 2,318 leases representing 27.4% of the leased square footage of our total portfolio or 25.7% of annualized rental income are scheduled to expire in 2015. Our ability to re-lease available space will depend upon market conditions in the specific submarkets in which our properties are located. As a result, we cannot predict with certainty the rate at which expiring leases will be re-leased.

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

Concentration of Portfolio by Region: The table below reflects the Company’s square footage from continuing operations based on regional concentration as of December 31, 2014, excluding assets held for sale or sold. As part of the table below, we have reconciled total NOI to income from continuing operations (in thousands):

Region	Square Footage	Percent of Square Footage	2014 NOI	Percent of NOI
California
Northern California	7,612	26.8%	$53,530	22.3%
Southern California	3,988	14.0%	35,821	14.9%
Texas
Northern Texas	3,125	11.0%	16,733	7.0%
Southern Texas	1,963	6.9%	13,304	5.5%
Virginia	4,040	14.2%	55,665	23.2%
Florida	3,866	13.6%	23,497	9.8%
Maryland	2,352	8.3%	31,778	13.3%
Washington	1,479	5.2%	9,545	4.0%

Total	28,425	100.0%	$239,873	100.0%

Reconciliation of NOI to income from continuing operations
Total NOI			$239,873
Other income and (expenses):
NOI from assets held for sale or sold			11,634
LTEIP amortization:
Cost of operations			(2,623)
General and administrative			(4,802)
Facility management fees			660
Interest and other income			372
Interest and other expenses			(13,593)
Depreciation and amortization			(110,357)
General and administrative			(8,837)
Gain on sale of real estate facilities			92,373

Income from continuing operations			$204,700

Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of December 31, 2014, excluding assets held for sale. The Company analyzes this concentration to minimize significant industry exposure risk.

Industry	Percent of Annualized Rental Income
Business services	17.7%
Government	10.4%
Computer hardware, software and related services	10.2%
Warehouse, distribution, transportation and logistics	10.0%
Health services	9.9%
Retail, food, and automotive	6.3%
Engineering and construction	6.3%
Insurance and financial services	4.9%
Home furnishings	3.1%
Electronics	2.9%
Aerospace/defense products and services	2.8%
Communications	2.3%
Educational services	1.7%
Other	11.5%

Total	100.0%

The information below depicts the Company’s top 10 customers by annualized rental income as of December 31, 2014, excluding assets held for sale (in thousands):

Tenants	Square Footage	Annualized Rental Income(1)	Percent of Annualized Rental Income
US Government	845	$21,212	5.9%
Kaiser Permanente	199	4,462	1.2%
Lockheed Martin Corporation	171	4,440	1.2%
Keeco LLC	460	3,295	0.9%
Luminex Corporation	185	3,003	0.8%
Wells Fargo	118	2,410	0.7%
Salient Federal Solutions, Inc.	58	1,959	0.5%
Raytheon	80	1,819	0.5%
Investorplace Media, LLC	46	1,736	0.5%
Inova Health Care Services	63	1,670	0.5%

Total	2,225	$46,006	12.7%

(1)	For leases expiring prior to December 31, 2015, annualized rental income represents income to be received under existing leases from January 1, 2015 through the date of expiration.

Comparison of 2014 to 2013

Results of Operations: Net income for the year ended December 31, 2014 was $204.7 million compared to $116.1 million for the year ended December 31, 2013. Net income allocable to common shareholders for the year ended December 31, 2014 was $113.2 million compared to $43.9 million for the year ended December 31, 2013. Net income per common share on a diluted basis was $4.19 for the year ended December 31, 2014 compared to $1.77 for the year ended December 31, 2013 (based on weighted average diluted common shares outstanding of 27,000,000 and 24,833,000, respectively). The increase in net income allocable to common shareholders was due to the gain on sale of real estate facilities of $92.4 million combined with an increase in NOI, offset by an increase in general and administrative expenses resulting primarily from non-cash stock compensation charges (discussed in more detail below and in Note 10 to the consolidated financial statements included in this Form 10-K).

Effective March, 2014, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2014-2017 (“2014 LTEIP”), with certain employees of the Company. Net compensation expense of $7.4 million related to the 2014 LTEIP was recognized for the year ended December 31, 2014.

Effective January 1, 2012, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2012-2015 (“2012 LTEIP”), with certian employees of the Company. While the Company saw improvements in operating metrics and delivered strong total shareholder return over 2012 and 2013, the original targets under the 2012 LTEIP were based on an assumption of a strong economic recovery starting in 2012. Given the pace of the economic recovery during those two years, the targets for 2012 and 2013 were not achieved and management determined in 2013 that it was not probable that the remaining targets under the 2012 LTEIP would be met. As such, the Company stopped recording amortization and recorded a reversal of all 2012 LTEIP amortization previously recorded in 2012 of $3.9 million during the year ended December 31, 2013. Net compensation expense of $3.9 million related to the 2012 LTEIP was recognized during the year ended December 31, 2012.

To present comparative results, the amortization of 2014 LTEIP and 2013 reversal of 2012 LTEIP in either cost of operations (for field leadership) or general and administrative expenses (for executive management) have been reflected as adjustments in the property operations tables below.

In order to evaluate the performance of the Company’s portfolio over comparable periods, management analyzes the operating performance of properties owned and operated throughout both periods (herein referred to as “Same Park”). The Same Park portfolio includes all operating properties owned or acquired prior to January 1, 2012, excluding 125,000 square feet of assets held for sale as of December 31, 2014. Therefore, Same Park rental income and cost of operations amounts exclude such assets. Operating properties that the Company acquired subsequent to January 1, 2012 are referred to as “Non-Same Park.” For the years ended December 31, 2014 and 2013, the Same Park facilities constitute 25.0 million rentable square feet, representing 87.4% of the 28.6 million square feet in the Company’s portfolio as of December 31, 2014.

The following table presents the operating results of the Company’s properties for the years ended December 31, 2014 and 2013 in addition to other income and expenses items affecting income from continuing operations (in thousands, except per square foot data):

	For The Years Ended December 31,
	2014	2013	Change
Rental income:
Same Park (25.0 million rentable square feet)	$333,363	$324,983	2.6%
Non-Same Park (3.4 million rentable square feet)	23,500	7,511	212.9%

Total rental income	356,863	332,494	7.3%

Cost of operations:
Same Park	106,904	103,307	3.5%
Non-Same Park	10,086	3,345	201.5%

Total cost of operations	116,990	106,652	9.7%

Net operating income:
Same Park	226,459	221,676	2.2%
Non-Same Park	13,414	4,166	222.0%

Total net operating income	239,873	225,842	6.2%

Other income and (expenses):
NOI from assets held for sale or sold (1)	11,634	15,080	(22.9%)
Lease buyout payments (2)	—	2,252	(100.0%)
LTEIP amortization (3):
Cost of operations	(2,623)	1,241	(311.4%)
General and administrative	(4,802)	2,652	(281.1%)
Facility management fees	660	639	3.3%
Other income and expenses	(13,221)	(14,681)	(9.9%)
Depreciation and amortization	(110,357)	(108,917)	1.3%
General and administrative	(8,487)	(7,110)	19.4%
Acquisition transaction costs	(350)	(854)	(59.0%)
Gain on sale of real estate facilities	92,373	—	100.0%

Income from continuing operations	$204,700	$116,144	76.2%

Same Park gross margin (4)	67.9%	68.2%	(0.4%)
Same Park weighted average occupancy	92.9%	91.2%	1.9%
Non-Same Park weighted average occupancy	77.7%	66.5%	16.8%
Same Park realized rent per square foot (5)	$14.34	$14.23	0.8%

(1)	Represents NOI from assets held for sale or sold. These assets generated rental income of $19.4 million and $24.5 million for the years ended December 31, 2014 and 2013, respectively. Cost of operations for such assets was $7.8 million and $9.4 million for the years ended December 31, 2014 and 2013, respectively.

(2)	Represents a lease buyout payment recorded in the fourth quarter of 2013 associated with a 75,000 square foot lease in Oregon which terminated as of December 31, 2013.

(3)	Represents the 2014 LTEIP amortization recorded in 2014 and the reversal of the 2012 LTEIP amortization in 2013 of all amounts originally expensed in 2012.

(4)	Computed by dividing Same Park NOI by Same Park rental income.

(5)	Represents the annualized Same Park rental income earned per occupied square foot.

Supplemental Property Data and Trends: NOI from continuing operations is summarized for the years ended December 31, 2014 and 2013 by region below. See Item 2, “Properties” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following table summarizes the Same Park and Non-Same Park operating results by region for the years ended December 31, 2014 and 2013. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2012, and the impact of such is included in Non-Same Park facilities in the table below. As part of the table below, we have reconciled total NOI to income from continuing operations (in thousands):

Region	Rental Income December 31, 2014	Rental Income December 31, 2013	Increase (Decrease)	Cost of Operations December 31, 2014	Cost of Operations December 31, 2013	Increase (Decrease)	NOI December 31, 2014	NOI December 31, 2013	Increase (Decrease)
Same Park
Northern California	$68,973	$64,625	6.7%	$19,853	$19,956	(0.5%)	$49,120	$44,669	10.0%
Southern California	54,864	53,897	1.8%	19,043	18,128	5.0%	35,821	35,769	0.1%
Northern Texas	18,666	17,963	3.9%	6,022	5,750	4.7%	12,644	12,213	3.5%
Southern Texas	17,681	17,329	2.0%	6,055	5,928	2.1%	11,626	11,401	2.0%
Virginia	81,312	82,317	(1.2%)	25,647	25,139	2.0%	55,665	57,178	(2.6%)
Florida	33,920	32,297	5.0%	10,259	10,022	2.4%	23,661	22,275	6.2%
Maryland	49,252	48,253	2.1%	17,474	15,815	10.5%	31,778	32,438	(2.0%)
Washington	8,695	8,302	4.7%	2,551	2,569	(0.7%)	6,144	5,733	7.2%

Total Same Park	333,363	324,983	2.6%	106,904	103,307	3.5%	226,459	221,676	2.2%

Non-Same Park
Northern California	7,266	197	3588.3%	2,856	100	2756.0%	4,410	97	4446.4%
Northern Texas	8,667	1,924	350.5%	4,578	1,005	355.5%	4,089	919	344.9%
Southern Texas	2,431	1,958	24.2%	753	634	18.8%	1,678	1,324	26.7%
Florida	83	—	100.0%	247	—	100.0%	(164)	—	(100.0%)
Washington	5,053	3,432	47.2%	1,652	1,606	2.9%	3,401	1,826	86.3%

Total Non-Same Park	23,500	7,511	212.9%	10,086	3,345	201.5%	13,414	4,166	222.0%

Total	$356,863	$332,494	7.3%	$116,990	$106,652	9.7%	$239,873	$225,842	6.2%

Reconciliation of NOI to income from continuing operations
Total NOI							$239,873	$225,842	6.2%
Other income and (expenses):
NOI from assets held for sale or sold							11,634	15,080	(22.9%)
Lease buyout payments							—	2,252	(100.0%)
LTEIP amortization:
Cost of operations							(2,623)	1,241	(311.4%)
General and administrative							(4,802)	2,652	(281.1%)
Facility management fees							660	639	3.3%
Other income and expenses							(13,221)	(14,681)	(9.9%)
Depreciation and amortization							(110,357)	(108,917)	1.3%
General and administrative							(8,487)	(7,110)	19.4%
Acquisition transaction costs							(350)	(854)	(59.0%)
Gain of sale of real estate facilities							92,373	—	100.0%

Income from continuing operations							$204,700	$116,144	76.2%

The following table summarizes Same Park weighted average occupancy rates and realized rent per square foot by region for the years ended December 31, 2014 and 2013.

	Weighted Average Occupancy Rates			Realized Rent Per Square Foot
Region	2014	2013	Change	2014	2013	Change
Northern California	94.6%	89.4%	5.8%	$10.19	$10.11	0.8%
Southern California	92.4%	92.3%	0.1%	$14.89	$14.65	1.6%
Northern Texas	90.7%	90.2%	0.6%	$11.63	$11.25	3.4%
Southern Texas	94.0%	93.9%	0.1%	$12.62	$12.38	1.9%
Virginia	90.3%	91.0%	(0.8%)	$22.29	$22.38	(0.4%)
Florida	95.9%	95.5%	0.4%	$9.51	$9.10	4.5%
Maryland	87.8%	87.1%	0.8%	$23.86	$23.55	1.3%
Washington	97.4%	94.3%	3.3%	$17.13	$16.89	1.4%
Total Same Park	92.9%	91.2%	1.9%	$14.34	$14.23	0.8%

Rental Income: Excluding rental income of $19.4 million and $26.8 million from assets held for sale or sold and the lease buyout payment for the years ended December 31, 2014 and 2013, respectively, rental income increased $24.4 million from $332.5 million for the year ended December 31, 2013 to $356.9 million for the year ended December 31, 2014. The increase was a result of a $16.0 million increase in rental income from Non-Same

Park facilities combined with an increase in rental income from the Same Park portfolio of $8.4 million. The Same Park increase was due to an increase in occupancy, while the increase in Non-Same Park was due to a combination of an increase in occupancy and the acquisition of additional parks during the latter half of 2013. Including the assets held for sale or sold and the lease buyout payment, rental income increased $17.0 million from $359.2 million for the year ended December 31, 2013 to $376.3 million for the year ended December 31, 2014.

Facility Management Fees: Facility management fees, derived from PS, account for a small portion of the Company’s revenues. During the year ended December 31, 2014, $660,000 of revenue was recognized from facility management fees compared to $639,000 for the year ended December 31, 2013.

Cost of Operations: Excluding the adjustment for the LTEIP amortization noted above and cost of operations of $7.8 million and $9.4 million from assets held for sale or sold, cost of operations for the year ended December 31, 2014 was $117.0 million compared to $106.7 million for the year ended December 31, 2013, an increase of $10.3 million, or 9.7%. The increase was a result of a $6.7 million increase in cost of operations from Non-Same Park facilities combined with a $3.6 million or 3.5%, increase from the Same Park portfolio. The increase in Same Park cost of operation was driven by an increase in snow removal costs of $1.6 million in Maryland and Virginia as a result of severe winter storms in 2014 compared to the same period in 2013 combined with increases in utility costs and property taxes. Including the LTEIP amortization and assets held for sale or sold, cost of operations increased $12.5 million from $114.8 million for the year ended December 31, 2013 to $127.4 million for the year ended December 31, 2014.

Depreciation and Amortization Expense: Depreciation and amortization expense was $110.4 million for the year ended December 31, 2014 compared to $108.9 million for the year ended December 31, 2013. The increase in depreciation and amortization expense was due to depreciation from 2013 acquisitions, partially offset by the disposition of assets.

General and Administrative Expenses: Excluding the adjustment for the LTEIP amortization and acquisition transaction costs, for the year ended December 31, 2014, general and administrative expenses increased $1.4 million, or 19.4%, over 2013 as a result of a non-cash expense of $840,000 relating to adjustments made to outstanding stock options as a result of the Special Cash Dividend paid in December, 2014 as well as an adjustment to the shares to be granted to directors upon retirement. Including the LTEIP amortization and acquisition transaction costs, for the year ended December 31, 2014, general and administrative expenses increased $8.3 million, or 156.8%, over 2013.

Interest and Other Income: Interest and other income was $372,000 for the year ended December 31, 2014 compared to $1.5 million for the year ended December 31, 2013. During 2013, the Company sold to PS its ownership interest in STOR-Re Mutual Insurance Company, Inc. (“STOR-Re”) for $1.1 million, representing a 4.0% ownership interest, and accordingly, the Company recorded a gain on sale of the ownership interest of such amount as interest and other income. As of December 31, 2013, the Company had no ownership interest in STOR-Re.

Interest and Other Expenses: Interest and other expenses was $13.6 million for the year ended December 31, 2014 compared to $16.2 million for the year ended December 31, 2013. The decrease in interest and other expenses was primarily attributable to the repayments on the Term Loan and mortgage notes payable of $18.1 million during 2013 partially offset by an increase in interest capitalized for the joint venture development. Included in interest and other expenses for the year ended December 31, 2013 was amortization of the remaining commitment fee of $383,000 as a result of the repayment in full of the Term Loan.

Gain on Sale of Real Estate Facilities: On November 21, 2014, the Company completed the sale of three business parks, consisting of 42 buildings aggregating 656,000 square feet, located in Phoenix, Arizona, for net proceeds of $52.2 million, resulting in a net gain of $29.6 million.

On October 1, 2014, the Company completed the sale of two business parks, Cornell Oaks Corporate Center and Creekside Corporate Park along with 11.5 acres of adjacent land, located in Beaverton, Oregon, for net proceeds of $159.9 million, resulting in a net gain of $62.8 million. The parks consist of 18 buildings aggregating 1.2 million square feet.

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $30.7 million and $13.0 million of allocated income to common unit holders for the years December 31, 2014 and 2013, respectively. The increase was due to the gain on sale of real estate facilities of $92.4 million combined with an increase in NOI, offset by an increase in general and administrative expenses resulting primarily from non-cash stock compensation charges.

Comparison of 2013 to 2012

Results of Operations: Net income for the year ended December 31, 2013 was $116.1 million compared to $95.4 million for the year ended December 31, 2012. Net income allocable to common shareholders for the year ended December 31, 2013 was $43.9 million compared to $19.8 million for the year ended December 31, 2012. Net income per common share on a diluted basis was $1.77 for the year ended December 31, 2013 compared to $0.81 for the year ended December 31, 2012 (based on weighted average diluted common shares outstanding of 24,833,000 and 24,323,000, respectively). The increase in net income allocable to common shareholders was due to the net impact of preferred equity transactions in 2013 and 2012 and the reversal of the 2012 LTEIP amortization (discussed in more detail below and in Note 10 to the consolidated financial statements included in this Form 10-K) combined with an increase in net operating income in 2013 and a decrease in interest expense.

As noted under the “Comparison of 2014 to 2013”, the targets for 2012 and 2013 were not achieved for the 2012 LTEIP and management determined in 2013 that it was not probable that the remaining targets under the 2012 LTEIP would be met. As such, the Company stopped recording amortization and recorded a reversal of all 2012 LTEIP amortization previously recorded in 2012 of $3.9 million during the year ended December 31, 2013. Net compensation expense of $3.9 million related to the 2012 LTEIP was recognized during the year ended December 31, 2012.

To present comparative results, the reversal and all amounts originally expensed in prior periods in either cost of operations (for field leadership) or general and administrative expenses (for executive management) have been reflected as adjustments in the property operations tables below.

For the years ended December 31, 2013 and 2012, the Same Park facilities constitute 25.0 million rentable square feet, representing 84.2% of the 29.7 million square feet in the Company’s portfolio as of December 31, 2013.

The following table presents the operating results of the Company’s properties for the years ended December 31, 2013 and 2012 in addition to other income and expenses items affecting income from continuing operations (in thousands, except per square foot data):

	For The Years Ended December 31,
	2013	2012	Change
Rental income:
Same Park (25.0 million rentable square feet)	$324,983	$319,584	1.7%
Non-Same Park (2.7 million rentable square feet)	7,511	1,401	436.1%

Total rental income	332,494	320,985	3.6%

Cost of operations:
Same Park	103,307	102,679	0.6%
Non-Same Park	3,345	683	389.8%

Total cost of operations	106,652	103,362	3.2%

Net operating income:
Same Park	221,676	216,905	2.2%
Non-Same Park	4,166	718	480.2%

Total net operating income	225,842	217,623	3.8%

Other income and (expenses):
NOI from assets held for sale or sold (1)	15,080	14,275	5.6%
Lease buyout payments (2)	2,252	1,783	26.3%
LTEIP amortization (3):
Cost of operations	1,241	(1,241)	(200.0%)
General and administrative	2,652	(2,652)	(200.0%)
Facility management fees	639	649	(1.5%)
Other income and expenses	(14,681)	(20,377)	(28.0%)
Depreciation and amortization	(108,917)	(109,398)	(0.4%)
General and administrative	(7,110)	(5,917)	20.2%
Acquisition transaction costs	(854)	(350)	144.0%

Income from continuing operations	$116,144	$94,395	23.0%

Same Park gross margin (4)	68.2%	67.9%	0.4%
Same Park weighted average occupancy	91.2%	90.0%	1.3%
Non-Same Park weighted average occupancy	66.5%	52.7%	26.2%
Same Park realized rent per square foot (5)	$14.23	$14.19	0.3%

(1)	Represents NOI from assets held for sale or sold. These assets generated rental income of $24.5 million and $23.8 million for the years ended December 31, 2013 and 2012, respectively. Cost of operations for such assets was $9.4 million and $9.5 million for the years ended December 31, 2013 and 2012, respectively.

(2)	Represents a lease buyout payment recorded in the fourth quarter of 2013 associated with a 75,000 square foot lease in Oregon which terminated as of December 31, 2013 and a lease buyout payment recorded in the fourth quarter of 2012 associated with a 39,000 square foot lease in Virginia which terminated as of December 25, 2012.

(3)	Represents the reversal of the 2012 LTEIP amortization in 2013 and the amortization originally recorded in 2012.

(4)	Computed by dividing Same Park NOI by Same Park rental income.

(5)	Represents the annualized Same Park rental income earned per occupied square foot.

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

Region	Rental Income December 31, 2013	Rental Income December 31, 2012	Increase (Decrease)	Cost of Operations December 31, 2013	Cost of Operations December 31, 2012	Increase (Decrease)	NOI December 31, 2013	NOI December 31, 2012	Increase (Decrease)
Same Park
Northern California	$64,625	$62,036	4.2%	$19,956	$19,536	2.1%	$44,669	$42,500	5.1%
Southern California	53,897	52,344	3.0%	18,128	17,586	3.1%	35,769	34,758	2.9%
Northern Texas	17,963	17,787	1.0%	5,750	5,783	(0.6%)	12,213	12,004	1.7%
Southern Texas	17,329	16,325	6.2%	5,928	5,711	3.8%	11,401	10,614	7.4%
Virginia	82,317	82,437	(0.1%)	25,139	25,859	(2.8%)	57,178	56,578	1.1%
Florida	32,297	31,541	2.4%	10,022	10,030	(0.1%)	22,275	21,511	3.6%
Maryland	48,253	48,965	(1.5%)	15,815	15,627	1.2%	32,438	33,338	(2.7%)
Washington	8,302	8,149	1.9%	2,569	2,547	0.9%	5,733	5,602	2.3%

Total Same Park	324,983	319,584	1.7%	103,307	102,679	0.6%	221,676	216,905	2.2%

Non-Same Park
Northern California	197	—	100.0%	100	—	100.0%	97	—	100.0%
Northern Texas	1,924	—	100.0%	1,005	—	100.0%	919	—	100.0%
Southern Texas	1,958	63	3007.9%	634	15	4126.7%	1,324	48	2658.3%
Washington	3,432	1,338	156.5%	1,606	668	140.4%	1,826	670	172.5%

Total Non-Same Park	7,511	1,401	436.1%	3,345	683	389.8%	4,166	718	480.2%

Total	$332,494	$320,985	3.6%	$106,652	$103,362	3.2%	$225,842	$217,623	3.8%

Reconciliation of NOI to income from continuing operations
Total NOI	$225,842	$217,623	3.8%
Other income and (expenses):
NOI from assets held for sale or sold	15,080	14,275	5.6%
Lease buyout payments	2,252	1,783	26.3%
LTEIP amortization:
Cost of operations	1,241	(1,241)	(200.0%)
General and administrative	2,652	(2,652)	(200.0%)
Facility management fees	639	649	(1.5%)
Other income and expenses	(14,681)	(20,377)	(28.0%)
Depreciation and amortization	(108,917)	(109,398)	(0.4%)
General and administrative	(7,110)	(5,917)	20.2%
Acquisition transaction costs	(854)	(350)	144.0%

Income from continuing operations	$116,144	$94,395	23.0%

The following table summarizes Same Park weighted average occupancy rates and realized rent per square foot by region for the years ended December 31, 2013 and 2012. Realized rent per square foot for Virginia and Total Same Park excludes a $1.8 million lease buyout payment for the year ended December 31, 2012.

	Weighted Average Occupancy Rates			Realized Rent Per Square Foot
Region	2013	2012	Change	2013	2012	Change
Northern California	89.4%	85.5%	4.6%	$10.11	$10.15	(0.4%)
Southern California	92.3%	90.9%	1.5%	$14.65	$14.45	1.4%
Northern Texas	90.2%	93.7%	(3.7%)	$11.25	$10.72	4.9%
Southern Texas	93.9%	92.6%	1.4%	$12.38	$11.82	4.7%
Virginia	91.0%	90.8%	0.2%	$22.38	$22.46	(0.4%)
Florida	95.5%	95.7%	(0.2%)	$9.10	$8.87	2.6%
Maryland	87.1%	87.3%	(0.2%)	$23.55	$23.85	(1.3%)
Washington	94.3%	91.4%	3.2%	$16.90	$17.11	(1.2%)
Total Same Park	91.2%	90.0%	1.3%	$14.23	$14.19	0.3%

Rental Income: Excluding rental income of $26.8 million and $25.6 million from assets held for sale or sold and certain lease buyout payments for the years ended December 31, 2013 and 2012, respectively, rental income increased $11.5 million from $321.0 million for the year ended December 31, 2012 to $332.5 million for the year ended December 31, 2013. The increase was a result of a $6.1 million increase in rental income from Non-Same Park facilities combined with an increase of $5.4 million from the Same Park portfolio. The Same Park increase was due to an increase in occupancy while the increase in Non-Same Park was due to a combination of an increase in occupancy and the acquisition of additional parks. Including the assets held for sale or sold and the lease buyout payments, rental income increased $12.7 million from $346.5 million for the year ended December 31, 2012 to $359.2 million for the year ended December 31, 2013.

Facility Management Fees: Facility management fees, derived from PS, account for a small portion of the Company’s revenues. During the year ended December 31, 2013, $639,000 of revenue was recognized from facility management fees compared to $649,000 for the year ended December 31, 2012.

Cost of Operations: Excluding the adjustment for the LTEIP amortization noted above and cost of operations of $9.4 million and $9.5 million from assets held for sale or sold, cost of operations for the year ended December 31, 2013 was $106.7 million compared to $103.4 million for the year ended December 31, 2012, an increase of $3.3 million, or 3.2%. The increase was a result of $2.7 million increase in cost of operations from Non-Same Park facilities combined with a $628,000 or 0.6%, increase from the Same Park portfolio. The increase in Same Park cost of operations was driven by increases in compensation and utility costs partially offset by a decrease in repairs and maintenance costs. Including the LTEIP amortization and assets held for sale or sold, cost of operations increased $723,000 from $114.1 million for the year ended December 31, 2012 to $114.8 million for the year ended December 31, 2013.

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

Interest and Other Expenses: Interest and other expenses was $16.2 million for the year ended December 31, 2013 compared to $20.6 million for the year ended December 31, 2012. For the year ended December 31, 2013, interest and other expenses included amortization of the remaining commitment fee of $383,000 as a result of the repayment in full of the Term Loan. The decrease in interest and other expenses were primarily attributable to the repayments on the Term Loan and mortgage notes payable of $18.1 million during 2013 combined with no borrowings on the Credit Facility partially offset by the amortization of the remaining commitment fee.

Gain on Sale of Real Estate Facility: Included in total discontinued operations is the gain on the sale of Quail Valley Business Park, a 66,000 square foot flex park in Houston, Texas, for a gross sales price of $2.3 million, resulting in a net gain of $935,000 during October, 2012.

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $13.0 million of allocated income to common unit holders for the year December 31, 2013 compared to $6.3 million allocated income ($323,000 allocated to preferred unit holders and $6.0 million allocated to common unit holders) for the year ended December 31, 2012. The increase was due to the net impact of preferred equity transactions in 2013 and 2012 and the reversal of the 2012 LTEIP amortization combined with an increase in net operating income in 2013 and a decrease in interest expense.

Liquidity and Capital Resources

Cash and cash equivalents increased $121.0 million from $31.5 million at December 31, 2013 to $152.5 million at December 31, 2014 for the reasons noted below.

Net cash provided by operating activities for the years ended December 31, 2014 and 2013 was $227.8 million and $222.3 million, respectively. The increase of $5.5 million in net cash provided by operating activities for the year ended December 31, 2014 compared to the same period in 2013 was primarily due to an increase in net operating income of $4.5 million combined with a decrease in interest and other expenses. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital expenditures, debt service requirements and distributions to shareholders for the foreseeable future.

Net cash provided by investing activities was $113.2 million for the year ended December 31, 2014 compared to net cash used in investing activities of $172.9 million for the year ended December 31, 2013. The change was primarily due to net proceeds of $212.2 million received from the sale of assets located in Beaverton, Oregon and Phoenix, Arizona during 2014 combined with a decrease in cash paid of $68.9 million for acquisitions. The Company paid $45.0 million for acquisitions in Texas, Florida and California in 2014 compared to $113.0 million for acquisitions in Texas and California in 2013.

Net cash used in financing activities was $220.0 million and $30.8 million for the years ended December 31, 2014 and 2013, respectively. The change was primarily due to the use of net proceeds from the issuance of common and preferred equity offerings of $298.6 million to repay debt of $218.1 million during 2013 combined with an increase in common distributions as a result of the Special Cash Dividend paid in December, 2014 and common dividend increase effective March, 2014.

As described in Item 1, “Business — Borrowings,” the Company had an outstanding mortgage note payable of $250.0 million at December 31, 2014 and 2013. The Company had no balance outstanding on its $250.0 million Credit Facility at December 31, 2014 and 2013. The Company fully repaid the outstanding balance of $200.0 million on its Term Loan in November, 2013. See Notes 5 and 6 to the consolidated financial statements included in this Form 10-K for a summary of the Company’s outstanding borrowings as of December 31, 2014.

The Company’s preferred equity outstanding decreased to 25.1% of its market capitalization during the year ended December 31, 2014 primarily due to an increase in stock price from $76.42 at December 31, 2013 to $79.54 at December 31, 2014. As of December 31, 2014, the Company had one fixed-rate mortgage note totaling $250.0 million, which represented 6.3% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding debt and (3) the total number of common shares and common units outstanding at December 31, 2014 multiplied by the closing price of the stock on that date. The interest rate for the mortgage note is 5.45% per annum. The Company had 21.3% of its properties, in terms of net book value, encumbered at December 31, 2014.

The Company focuses on retaining cash for reinvestment as we believe that this provides the greatest level of financial flexibility. While operating results have been negatively impacted by the slow economic conditions, we believe it is likely that as the economy recovers and operating fundamentals improve, additional increases in distributions to the Company’s common shareholders will be required. Going forward, the Company will continue to monitor its taxable income and the corresponding dividend requirements. During the first quarter of 2014, the Company increased its quarterly dividend from $0.44 per common share to $0.50 per common share, increasing quarterly distributions by approximately $2.0 million per quarter. Dividends declared for the three months ended December 31, 2014 included a one-time special cash dividend of $2.75 per share along with the fourth quarter regular dividend of $0.50 per share. The Special Cash Dividend was declared to distribute a portion of the excess income attributable to gains on sales from asset dispositions during 2014, as discussed in Note 3 to the consolidated financial statements included in this Form 10-K.

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

Repurchase of Common Stock: No shares of common stock were repurchased under the board approved common stock repurchase program during the years ended December 31, 2014 or 2013.

Mortgage Note Repayment: In January, 2013, the Company repaid two mortgage notes payable totaling $18.1 million with a combined weighted average stated interest rate of 5.60%.

In November, 2012, the Company repaid $13.2 million on a mortgage note with a stated interest rate of 5.73%.

Capital Expenditures: The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the years ended December 31, 2014, 2013 and 2012, the Company expended $47.2 million, $49.2 million and $49.9 million, respectively, in recurring capital expenditures, or $1.59, $1.72 and $1.80 per weighted average square foot owned, respectively. Tenant improvement amounts exclude those amounts reimbursed by the tenants. Nonrecurring capital improvements include property renovations and expenditures related to repositioning acquisitions. The following table depicts capital expenditures (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Recurring capital expenditures
Capital improvements	$8,664	$10,083	$8,394
Tenant improvements	27,824	29,224	34,236
Lease commissions	10,684	9,850	7,244

Total recurring capital expenditures	47,172	49,157	49,874

Nonrecurring capital improvements	4,614	9,018	6,898

Total capital expenditures	$51,786	$58,175	$56,772

Capital expenditures on a per square foot owned basis are as follows:

	For the Years Ended December 31,
	2014	2013	2012
Recurring capital expenditures
Capital improvements	$0.29	$0.35	$0.30
Tenant improvements	0.94	1.02	1.24
Lease commissions	0.36	0.35	0.26

Total recurring capital expenditures	1.59	1.72	1.80

Nonrecurring capital improvements	0.16	0.32	0.25

Total capital expenditures	$1.75	$2.04	$2.05

For the year ended December 31, 2014, recurring capital expenditures decreased $1.9 million, or 4.0%, over the same period in 2013 primarily due to cash paid for several significant tenant improvements projects within the Same Park portfolio in 2013. The decrease in nonrecurring capital improvements of $4.4 million, or 48.8%, was due to $5.6 million of repositioning projects spent on 2012 acquisitions in 2013, partially offset by repositioning projects relating to 2014 acquisitions.

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

During 2014, the Company sold a combined total of 1.9 million square feet along with some parcels of land in Beaverton, Oregon and Phoenix, Arizona. Absent a special distribution in excess of our normal, recurring quarterly dividend, the Company would have had taxable income in excess of distributions resulting in federal income tax at the corporate level. To qualify for the dividends paid deduction for tax purposes and minimize this potential tax, on December 30, 2014, the Company paid a one-time special cash dividend of $2.75 per common share along with the fourth quarter 2014 regular dividend of $0.50 per common share. Holders of common partnership units of the Operating Partnership also received the same distribution on December 30, 2014. The Board of Directors will continue to evaluate our dividend rate in light of our actual and projected taxable income, liquidity requirements and other circumstances, and there can be no assurance that the future dividends declared by our Board of Directors will not differ materially.

The Company’s funding strategy has been to primarily use permanent capital, including common and preferred stock, along with internally generated retained cash flows to meet its liquidity needs. In addition, the Company may sell properties that no longer meet its investment criteria. From time to time, the Company may use its Credit Facility or other forms of debt to facilitate real estate acquisitions or other capital allocations. The Company targets a minimum ratio of FFO to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest while preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the year ended December 31, 2014, the FFO to fixed charges and preferred distributions coverage ratio was 3.2 to 1.0.

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

FFO for the Company is computed as follows (in thousands, except per share data):

	For The Years Ended December 31,
	2014	2013	2012	2011	2010
Net income allocable to common shareholders	$113,154	$43,851	$19,805	$52,162	$38,959
Gain on sale of land and real estate facilities	(92,373)	—	(935)	(2,717)	(5,153)
Depreciation and amortization (1)	110,357	108,917	109,494	84,682	78,868
Net income allocable to noncontrolling interests —common units	30,729	12,952	5,970	15,543	11,594
Net income allocable to restricted stock unit holders	329	125	138	127	152

FFO allocable to common and dilutive shares	162,196	165,845	134,472	149,797	124,420
FFO allocated to noncontrolling interests — common units	(34,586)	(37,755)	(31,041)	(34,319)	(28,450)
FFO allocated to restricted stock unit holders	(256)	(264)	(455)	(301)	(374)

FFO allocated to common shares	$127,354	$127,826	$102,976	$115,177	$95,596

Weighted average common shares outstanding	26,899	24,732	24,234	24,516	24,546
Weighted average common Operating Partnership units outstanding	7,305	7,305	7,305	7,305	7,305
Weighted average restricted stock units outstanding	69	51	107	64	96
Weighted average common share equivalents outstanding	101	101	89	83	141

Total common and dilutive shares	34,374	32,189	31,735	31,968	32,088

FFO allocable to common and dilutive shares, as reported	$162,196	$165,845	$134,472	$149,797	$124,420
LTEIP amortization	7,425	(3,893)	3,893	—	—
Lease buyout payments	—	(2,252)	(1,783)	(2,886)	—
Gain on sale of ownership interest in STOR-Re	—	(1,144)	—	—	—
Gain on the repurchase of preferred equity	—	—	—	(7,389)	—
Acquisition transaction costs	350	854	350	3,067	3,262
Non-cash distributions related to the redemption of preferred equity	—	—	17,316	—	4,066

FFO allocable to common and dilutive shares, as adjusted	$169,971	$159,410	$154,248	$142,589	$131,748

FFO per common and dilutive share, as reported	$4.72	$5.15	$4.24	$4.69	$3.88
LTEIP amortization	0.21	(0.12)	0.12	—	—
Lease buyout payments	—	(0.07)	(0.06)	(0.09)	—
Gain on sale of ownership interest in STOR-Re	—	(0.04)	—	—	—
Gain on the repurchase of preferred equity	—	—	—	(0.23)	—
Acquisition transaction costs	0.01	0.03	0.01	0.09	0.10
Non-cash distributions related to the redemption of preferred equity	—	—	0.55	—	0.13

FFO per common and dilutive share, as adjusted	$4.94	$4.95	$4.86	$4.46	$4.11

(1)	Includes depreciation from discontinued operations.

In order to provide a meaningful period-to-period comparison of FFO derived from the Company’s ongoing business operations, the table above reconciles reported FFO to adjusted FFO, which excludes the LTEIP amortization adjustments, certain lease buyout payments, gain on sale of ownership interest in STOR-Re, gain on the repurchase of preferred equity, acquisition transaction costs and the impact of non-cash distributions related to the redemption of preferred equity on the Company’s FFO per common and dilutive share for the years ended December 31, 2010 through December 31, 2014.

Adjusted FFO allocable to common and dilutive shares increased $10.6 million for the year ended December 31, 2014 compared to 2013. The increase was due to the increase in NOI from the Same Park and Non-Same Park portfolios partially offset by a decrease in NOI resulting from asset dispositions. Both adjusted and reported FFO per share were impacted by an increase in shares outstanding as a result of the November, 2013 common equity offering.

Related Party Transactions: Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 42.3% (or 14.5 million shares) of the outstanding shares of the Company’s common stock at December 31, 2014. As of December 31, 2014, PS owned 7.2 million shares of the Company’s common stock and 7.3 million common units of the Operating Partnership (100.0% of the common units not owned by the Company).Ronald L. Havner, Jr., the Company’s chairman, is also the Chairman of the Board, Chief Executive Officer and President of PS. Gary E. Pruitt, an independent director of the Company is also a trustee of PS.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space. The administrative services include investor relations, legal, corporate tax and information systems. These costs totaled $451,000 in 2014, which were allocated to PS in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PS for a management fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under management contract with PS totaled $660,000 in 2014. PS also provides property management services for the self-storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contract with PS totaled $70,000 for the year ended December 31, 2014.

Concurrently with the Company’s public offering of common stock closed on November 7, 2013, the Company sold 950,000 shares of common stock at the public offering price to PS for net proceeds of $75.3 million.

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

The PS Business Parks name and logo are owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations: The table below summarizes projected payments due under our contractual obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Mortgage note payable (principal and interest)	$276,122	$13,629	$262,493	$—	$—
Credit Facility (principal)	—	—	—	—	—

Total	$276,122	$13,629	$262,493	$—	$—

The Company is scheduled to pay cash dividends of $60.5 million per year on its preferred equity outstanding as of December 31, 2014. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company, from time to time, will use debt financing to facilitate acquisitions. In connection with a portfolio acquisition in 2011, the Company assumed a $250.0 million mortgage note and obtained a $250.0 million Term Loan. The outstanding balance on the Term Loan was fully repaid in November, 2013. As a result, the Company’s debt as a percentage of total equity (based on book values) was 13.1% as of December 31, 2014.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company at December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Schedules in Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2014, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PS Business Parks, Inc.

We have audited PS Business Parks, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). PS Business Parks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PS Business Parks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 20, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement to be filed in connection with the annual shareholders’ meeting to be held in 2015 (the “Proxy Statement”) under the caption “Election of Directors.”

The following is a biographical summary of the executive officers of the Company:

Joseph D. Russell, Jr., age 55, has been President since September, 2002 and was named Chief Executive Officer and elected as a Director in August, 2003. Mr. Russell joined Spieker Partners in 1990 and became an officer of Spieker Properties when it went public as a REIT in 1993. Prior to its merger with Equity Office Properties (“EOP”) in 2001, Mr. Russell was President of Spieker Properties’ Silicon Valley Region from 1999 to 2001. Mr. Russell earned a Bachelor of Science degree from the University of Southern California and a Masters of Business Administration from the Harvard Business School. Prior to entering the commercial real estate business, Mr. Russell spent approximately six years with IBM in various marketing positions. Mr. Russell has been a member and past President of the National Association of Industrial and Office Parks, Silicon Valley Chapter. Mr. Russell is also a member of the Board of Governors of NAREIT.

John W. Petersen, age 51, has been Executive Vice President and Chief Operating Officer since he joined the Company in December, 2004. Prior to joining the Company, Mr. Petersen was Senior Vice President, San Jose Region, for Equity Office Properties from July, 2001 to December, 2004, responsible for 11.3 million square feet of multi-tenant office, industrial and R&D space in Silicon Valley. Prior to EOP, Mr. Petersen was Senior Vice President with Spieker Properties, from 1995 to 2001 overseeing the growth of that company’s portfolio in San Jose, through acquisition and development of nearly three million square feet. Mr. Petersen is a graduate of The Colorado College in Colorado Springs, Colorado, and was recently the President of National Association of Industrial and Office Parks, Silicon Valley Chapter.

Edward A. Stokx, age 49, a certified public accountant, has been Chief Financial Officer and Secretary of the Company since December, 2003 and Executive Vice President since March, 2004. Mr. Stokx has overall responsibility for the Company’s finance and accounting functions. In addition, he has responsibility for executing the Company’s financial initiatives. Mr. Stokx joined Center Trust, a developer, owner, and operator of retail shopping centers in 1997. Prior to his promotion to Chief Financial Officer and Secretary in 2001, he served as Senior Vice President, Finance and Controller. After Center Trust’s merger in January, 2003 with another public REIT, Mr. Stokx provided consulting services to various entities. Prior to joining Center Trust, Mr. Stokx was with Deloitte and Touche from 1989 to 1997, with a focus on real estate clients. Mr. Stokx earned a Bachelor of Science degree in Accounting from Loyola Marymount University.

Maria R. Hawthorne, age 55, was promoted to Executive Vice President, Chief Administrative Officer of the Company in July, 2013. Ms. Hawthorne most recently served as Executive Vice President, East Coast from February, 2011 to July, 2013. Ms. Hawthorne served as Senior Vice President from March, 2004 to February, 2011, with responsibility for property operations on the East Coast, which includes Northern Virginia, Maryland and South Florida. From June, 2001 through March, 2004, Ms. Hawthorne was Vice President of the Company, responsible for property operations in Virginia. From July, 1994 to June, 2001, Ms. Hawthorne was a Regional Manager of the Company in Virginia. From August, 1988 to July, 1994, Ms. Hawthorne was a General Manager, Leasing Director and Property Manager for American Office Park Properties. Ms. Hawthorne earned a Bachelor of Arts Degree in International Relations from Pomona College.

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

Information required by this item with respect to the compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information required by this item with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of December 31, 2014 on the Company’s equity compensation plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	377,022		$57.91		919,938
Equity compensation plans not approved by security holders	—		—		—

Total	377,022	*	$57.91	*	919,938	*

*	Amounts include restricted stock units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Corporate Governance and Board Matters” and “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Ratification of Independent Registered Public Accountants.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PS Business Parks, Inc.

We have audited the accompanying consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Business Parks, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its reporting of discontinued operations as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PS Business Parks, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 20, 2015

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Item 15(a)(1) and Item 15(a)(2))

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$152,467	$31,481
Real estate facilities, at cost:
Land	802,949	781,541
Buildings and improvements	2,219,397	2,152,178

	3,022,346	2,933,719
Accumulated depreciation	(1,014,633)	(918,202)

	2,007,713	2,015,517
Properties held for disposition, net	3,289	124,883
Land and building held for development	24,442	22,253

	2,035,444	2,162,653
Rent receivable	2,838	5,248
Deferred rent receivable	26,050	25,903
Other assets	10,315	13,274

Total assets	$2,227,114	$2,238,559

LIABILITIES AND EQUITY
Accrued and other liabilities	$68,905	$73,919
Mortgage note payable	250,000	250,000

Total liabilities	318,905	323,919
Commitments and contingencies
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 39,800 shares issued and outstanding at December 31, 2014 and 2013	995,000	995,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 26,919,161 and 26,849,822 shares issued and outstanding at December 31, 2014 and, 2013, respectively	268	267
Paid-in capital	709,008	699,314
Cumulative net income	1,244,946	1,070,975
Cumulative distributions	(1,235,941)	(1,047,615)

Total PS Business Parks, Inc.’s shareholders’ equity	1,713,281	1,717,941
Noncontrolling interests:
Common units	194,928	196,699

Total noncontrolling interests	194,928	196,699

Total equity	1,908,209	1,914,640

Total liabilities and equity	$2,227,114	$2,238,559

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Revenues:
Rental income	$376,255	$359,246	$346,548
Facility management fees	660	639	649

Total operating revenues	376,915	359,885	347,197

Expenses:
Cost of operations	127,371	114,831	114,108
Depreciation and amortization	110,357	108,917	109,398
General and administrative	13,639	5,312	8,919

Total operating expenses	251,367	229,060	232,425

Other income and (expense):
Interest and other income	372	1,485	241
Interest and other expense	(13,593)	(16,166)	(20,618)

Total other income and (expense)	(13,221)	(14,681)	(20,377)

Gain on sale of real estate facilities	92,373	—	—

Income from continuing operations	204,700	116,144	94,395

Discontinued operations:
Income from discontinued operations	—	—	42
Gain on sale of real estate facilities	—	—	935

Total discontinued operations	—	—	977

Net income	$204,700	$116,144	$95,372

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$30,729	$12,952	$5,970
Noncontrolling interests — preferred units	—	—	323

Total net income allocable to noncontrolling interests	30,729	12,952	6,293

Net income allocable to PS Business Parks, Inc.:
Preferred shareholders	60,488	59,216	69,136
Restricted stock unit holders	329	125	138
Common shareholders	113,154	43,851	19,805

Total net income allocable to PS Business Parks, Inc.	173,971	103,192	89,079

Net income	$204,700	$116,144	$95,372

Net income per common share — basic:
Continuing operations	$4.21	$1.77	$0.79
Discontinued operations	$—	$—	$0.03
Net income	$4.21	$1.77	$0.82
Net income per common share — diluted:
Continuing operations	$4.19	$1.77	$0.78
Discontinued operations	$—	$—	$0.03
Net income	$4.19	$1.77	$0.81
Weighted average common shares outstanding:
Basic	26,899	24,732	24,234

Diluted	27,000	24,833	24,323

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Preferred Stock		Common Stock		Paid-in Capital	Cumulative Net Income	Cumulative Distributions	Total PS Business Parks, Inc.’s Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
Balances at December 31, 2011	23,942	$598,546	24,128,184	$240	$534,322	$878,704	$(832,607)	$1,179,205	$181,390	$1,360,595
Issuance of preferred stock, net of issuance costs	32,400	810,000	—	—	(25,608)	—	—	784,392	—	784,392
Redemption of preferred stock, net of issuance costs	(20,942)	(523,546)	—	—	17,167	—	(17,167)	(523,546)	—	(523,546)
Redemption of preferred units, net of issuance costs	—	—	—	—	149	—	—	149	(5,732)	(5,583)
Exercise of stock options	—	—	143,043	2	5,905	—	—	5,907	—	5,907
Stock compensation, net	—	—	27,248	—	4,807	—	—	4,807	—	4,807
Net income	—	—	—	—	—	89,079	—	89,079	6,293	95,372
Distributions:
Preferred stock	—	—	—	—	—	—	(51,969)	(51,969)	—	(51,969)
Common stock	—	—	—	—	—	—	(42,684)	(42,684)	—	(42,684)
Noncontrolling interests	—	—	—	—	—	—	—	—	(13,030)	(13,030)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	349	—	—	349	(349)	—

Balances at December 31, 2012	35,400	885,000	24,298,475	242	537,091	967,783	(944,427)	1,445,689	168,572	1,614,261
Issuance of preferred stock, net of issuance costs	4,400	110,000	—	—	(3,689)	—	—	106,311	—	106,311
Issuance of common stock, net of issuance costs	—	—	2,445,000	24	192,305	—	—	192,329	—	192,329
Exercise of stock options	—	—	97,800	1	4,681	—	—	4,682	—	4,682
Stock compensation, net	—	—	8,547	—	(3,043)	—	—	(3,043)	—	(3,043)
Net income	—	—	—	—	—	103,192	—	103,192	12,952	116,144
Distributions:
Preferred stock	—	—	—	—	—	—	(59,216)	(59,216)	—	(59,216)
Common stock	—	—	—	—	—	—	(43,972)	(43,972)	—	(43,972)
Noncontrolling interests	—	—	—	—	—	—	—	—	(12,856)	(12,856)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	(28,031)	—	—	(28,031)	28,031	—

Balances at December 31, 2013	39,800	995,000	26,849,822	267	699,314	1,070,975	(1,047,615)	1,717,941	196,699	1,914,640
Exercise of stock options	—	—	61,273	1	3,053	—	—	3,054	—	3,054
Stock compensation, net	—	—	8,066	—	8,842	—	—	8,842	—	8,842
Net income	—	—	—	—	—	173,971	—	173,971	30,729	204,700
Distributions:
Preferred stock	—	—	—	—	—	—	(60,488)	(60,488)	—	(60,488)
Common stock	—	—	—	—	—	—	(127,838)	(127,838)	—	(127,838)
Noncontrolling interests	—	—	—	—	—	—	—	—	(34,701)	(34,701)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	(2,201)	—	—	(2,201)	2,201	—

Balances at December 31, 2014	39,800	$995,000	26,919,161	$268	$709,008	$1,244,946	$(1,235,941)	$1,713,281	$194,928	$1,908,209

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$204,700	$116,144	$95,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	110,357	108,917	109,494
In-place lease adjustment	(901)	118	501
Tenant improvement reimbursements net of lease incentives	(1,580)	(1,414)	(1,315)
Gain on sale of real estate facilities	(92,373)	—	(935)
Stock compensation	9,580	(2,532)	5,434
Decrease (increase) in receivables and other assets	792	(247)	(5,025)
Increase (decrease) in accrued and other liabilities	(2,804)	1,308	5,601

Total adjustments	23,071	106,150	113,755

Net cash provided by operating activities	227,771	222,294	209,127

Cash flows from investing activities:
Capital expenditures to real estate facilities	(51,786)	(58,175)	(56,772)
Capital expenditures to land and building held for development	(2,189)	(752)	—
Acquisition of real estate facilities	(45,021)	(112,955)	(51,022)
Acquisition of land held for development	—	(990)	—
Proceeds from sale of real estate facilities	212,184	—	2,065

Net cash provided by (used in) investing activities	113,188	(172,872)	(105,729)

Cash flows from financing activities:
Borrowings on credit facility	—	115,000	154,000
Note receivable from affiliate	—	(100,000)	—
Repayment of borrowings on credit facility	—	(115,000)	(339,000)
Repayment of borrowings on term loan debt	—	(200,000)	(50,000)
Repayment of note receivable from affiliate	—	100,000	—
Principal payments on mortgage notes payable	—	(47)	(828)
Repayment of mortgage notes payable	—	(18,055)	(13,154)
Net proceeds from the issuance of preferred stock	—	106,311	784,392
Net proceeds from the issuance of common stock	—	192,329	—
Proceeds from the exercise of stock options	3,054	4,682	5,907
Redemption/repurchase of preferred units	—	—	(5,583)
Redemption/repurchase of preferred stock	—	—	(523,546)
Distributions paid to preferred shareholders	(60,488)	(59,216)	(51,969)
Distributions paid to noncontrolling interests — common units	(34,701)	(12,856)	(12,856)
Distributions paid to noncontrolling interests — preferred units	—	—	(174)
Distributions paid to common shareholders	(127,838)	(43,972)	(42,684)

Net cash used in financing activities	(219,973)	(30,824)	(95,495)

Net increase in cash and cash equivalents	120,986	18,598	7,903
Cash and cash equivalents at the beginning of the period	31,481	12,883	4,980

Cash and cash equivalents at the end of the period	$152,467	$31,481	$12,883

Supplemental disclosures:
Interest paid	$14,200	$15,934	$18,872

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2014	2013	2012
	(In thousands)
Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests — common units	$2,201	$28,031	$(349)
Paid-in capital	$(2,201)	$(28,031)	$349
Transfer to land and building held for development:
Land	$—	$(5,927)	$—
Buildings and improvements	$—	$(10,270)	$—
Accumulated depreciation	$—	$778	$—
Land and building held for development	$—	$15,419	$—
Issuance costs related to the redemption/repurchase of preferred equity:
Cumulative distributions	$—	$—	$(17,167)
Noncontrolling interest — common units	$—	$—	$(149)
Paid-in capital	$—	$—	$17,316

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

1. Organization and description of business

Organization

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of December 31, 2014, PSB owned 77.8% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units are owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and its subsidiaries, including the Operating Partnership are collectively referred to as the “Company.” Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 42.3% (or 14.5 million shares) of the outstanding shares of the Company’s common stock.

Description of business

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office and industrial space. As of December 31, 2014, the Company owned and operated 28.6 million rentable square feet of commercial space concentrated primarily in six states. The Company also manages 1.1 million rentable square feet on behalf of PS.

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

Noncontrolling interests

The Company’s noncontrolling interests are reported as a component of equity separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions. In addition, net income attributable to the noncontrolling interests is included in consolidated net income on the face of the income statement and, upon a gain or loss of control, the interests purchased or sold, as well as any interests retained, is recorded at fair value with any gain or loss recognized in earnings. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the noncontrolling interests based upon the ownership interest, and an adjustment is made to the noncontrolling interests, with a corresponding adjustment to paid-in capital, to reflect the noncontrolling interests’ equity interest in the Company.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principle requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 at December 31, 2014 and 2013. Deferred rent receivable is net of an allowance for uncollectible accounts totaling $841,000 and $940,000 at December 31, 2014 and 2013, respectively.

Financial instruments

The methods and assumptions used to estimate the fair value of financial instruments are described below. The Company has estimated the fair value of financial instruments using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop estimates of market value. Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges. The Company determines the estimated fair value of financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. This hierarchy requires the use of observable market data when available. The following is the fair value hierarchy:

•	Level 1 — quoted prices for identical instruments in active markets;

•

Level 2 — quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3 — fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

In April, 2014, the Financial Accounting Standard Board (“FASB”) issued amendments to the Accounting Standards Codification resulting from Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). During the first quarter of 2014, the Company early adopted the amended guidance, which did not have a material impact on the consolidated financial position or results of operations.

Prior to the adoption of such guidance, the operating results from assets classified as properties held for disposition prior to December 31, 2013 are included in discontinued operations for the years ended December 31, 2013 and 2012. Subsequent to the adoption, the operating results from assets classified as properties held for disposition as of January 1, 2014 are included in income from continuing operations.

Intangible assets/liabilities

Intangible assets and liabilities include above-market and below-market in-place lease values of acquired properties based on the present value (using an interest rate which the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values (included in other assets and accrued liabilities in the accompanying consolidated balance sheets) are amortized to rental income over the remaining non-cancelable terms of the respective leases.

The Company recorded a net increase in rental income of $901,000 during the year end December 31, 2014, related to the amortization of net intangible liabilities resulting from the above-market and below-market lease values. The Company recorded net reductions to rental income of $118,000 and $501,000 during the years ended December 31, 2013 and 2012, respectively, tied to the amortization of net intangible assets resulting from the above-market and below-market lease values.

As of December 31, 2014, the value of in-place leases resulted in net intangible assets of $2.5 million, net of $7.8 million of accumulated amortization with a weighted average amortization period of 8.0 years and net intangible liabilities of $3.9 million, net of $6.9 million of accumulated amortization with a weighted average amortization period of 4.5 years. As of December 31, 2013, the value of in-place leases resulted in net intangible assets of $3.7 million, net of $6.6 million of accumulated amortization and net intangible liabilities of $5.4 million, net of $4.8 million of accumulated amortization.

Evaluation of asset impairment

The Company evaluates its assets used in operations for impairment by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the estimated undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the

Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At December 31, 2014, the Company did not consider any assets to be impaired.

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

For the years ended December 31, 2014, 2013 and 2012 no material casualty losses were incurred.

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

Income taxes

The Company has qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its REIT taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. The Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2014, 2013 and 2012 and intends to continue to meet such requirements. Accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.

The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of December 31, 2014, the Company did not recognize any tax benefit for uncertain tax positions.

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

Net income allocation

Net income was allocated as follows for the years ended December 31, (in thousands):

	2014	2013	2012
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units:
Continuing operations	$30,729	$12,952	$5,744
Discontinued operations	—	—	226

Total net income allocable to noncontrolling interests — common units	30,729	12,952	5,970

Noncontrolling interests — preferred units:
Distributions to preferred unit holders	—	—	174
Issuance costs related to the redemption of preferred units	—	—	149

Total net income allocable to noncontrolling interests — preferred units	—	—	323

Total net income allocable to noncontrolling interests	30,729	12,952	6,293

Net income allocable to PS Business Parks, Inc.:
Preferred shareholders:
Distributions to preferred shareholders	60,488	59,216	51,969
Issuance costs related to the redemption of preferred stock	—	—	17,167

Total net income allocable to preferred shareholders	60,488	59,216	69,136

Restricted stock unit holders:
Continuing operations	329	125	135
Discontinued operations	—	—	3

Total net income allocable to restricted stock unit holders	329	125	138

Common shareholders:
Continuing operations	113,154	43,851	19,057
Discontinued operations	—	—	748

Total net income allocable to common shareholders	113,154	43,851	19,805

Total net income allocable to PS Business Parks, Inc.	173,971	103,192	89,079

Net income	$204,700	$116,144	$95,372

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

	2014	2013	2012
Net income allocable to common shareholders	$113,154	$43,851	$19,805

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	26,899	24,732	24,234
Net effect of dilutive stock compensation — based on treasury stock method using average market price	101	101	89

Diluted weighted average common shares outstanding	27,000	24,833	24,323

Net income per common share — Basic	$4.21	$1.77	$0.82

Net income per common share — Diluted	$4.19	$1.77	$0.81

Options to purchase 16,000, 14,000 and 51,200 shares for the years ended December 31, 2014, 2013 and 2012, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.

Segment reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2013 and 2012 in order to conform to the 2014 presentation.

Recently issued accounting standards

In May, 2014, the FASB issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. This guidance is effective for the Company’s fiscal year beginning January 1, 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements.

3. Real estate facilities

The activity in real estate facilities for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Land	Buildings and Improvements	Accumulated Depreciation	Total
Balances at December 31, 2011	$727,022	1,967,806	(742,177)	1,952,651
Acquisition of real estate facilities	20,779	30,621	—	51,400
Capital expenditures, net	—	61,561	—	61,561
Disposals	—	(12,459)	12,459	—
Depreciation and amortization	—	—	(109,494)	(109,494)
Transfer to properties held for disposition	—	(5,728)	6,938	1,210

Balances at December 31, 2012	747,801	2,041,801	(832,274)	1,957,328
Acquisition of real estate facilities	39,667	76,943	—	116,610
Capital expenditures, net	—	60,228	—	60,228
Disposals	—	(15,391)	15,391	—
Depreciation and amortization	—	—	(108,917)	(108,917)
Transfer to properties held for disposition	—	(1,133)	6,820	5,687
Transfer to land and building held for development	(5,927)	(10,270)	778	(15,419)

Balances at December 31, 2013	781,541	2,152,178	(918,202)	2,015,517
Acquisition of real estate facilities	21,408	24,890	—	46,298
Capital expenditures, net	—	54,462	—	54,462
Disposals	—	(10,587)	10,587	—
Depreciation and amortization	—	—	(110,357)	(110,357)
Transfer to properties held for disposition	—	(1,546)	3,339	1,793

Balances at December 31, 2014	$802,949	$2,219,397	$(1,014,633)	$2,007,713

The unaudited basis of real estate facilities for federal income tax purposes was approximately $2.0 billion at December 31, 2014. The Company had approximately 21.3% of its properties, in terms of net book value, encumbered by mortgage debt at December 31, 2014.

The purchase price of acquired properties is recorded to land, buildings and improvements (including tenant improvements, unamortized lease commissions, acquired in-place lease values, and tenant relationships, if any) and intangible assets and liabilities associated with the value of above-market and below-market leases based on their respective estimated fair values. Acquisition-related costs are expensed as incurred.

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

On December 30, 2014, the Company acquired Charcot Business Park II, an eight-building, 119,000 square foot multi-tenant flex park in San Jose, California, for $16.0 million. The park is contiguous to the Company’s existing 164,000 square foot Charcot Business Park. On November 3, 2014, the Company acquired a 246,000 square foot multi-tenant industrial building in Austin, Texas, for a purchase price of $10.6 million. On August 21, 2014, the Company acquired a 145,000 square foot multi-tenant flex park consisting of six single-story buildings located in Dallas, Texas, for a purchase price of $5.1 million. On July 28, 2014, the Company acquired a 19,000 square foot building in Dallas, Texas, for $1.1 million. The flex building is located in the Company’s 389,000 square foot Arapaho Business Park. On July 24, 2014, the Company acquired a 149,000 square foot building in Miami, Florida, for $12.7 million. The building is located within the Company’s 3.3 million square foot Miami Industrial Commerce Center. The Company incurred and expensed acquisition transaction costs of $350,000 for the year ended December 31, 2014.

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

The following table summarizes the assets acquired and liabilities assumed for the years ended December 31, (in thousands):

	2014	2013	2012
Land	$21,408	$39,667	$20,779
Land held for development	—	990	—
Buildings and improvements	24,890	76,943	30,621
Above-market in-place lease value	—	403	709
Below-market in-place lease value	(666)	(2,428)	(251)

Total purchase price	45,632	115,575	51,858
Mortgage note assumed	—	—	—
Net operating assets acquired and liabilities assumed	(611)	(1,630)	(836)

Total cash paid	$45,021	$113,945	$51,022

On November 21, 2014, the Company completed the sale of three business parks, consisting of 42 buildings aggregating 656,000 square feet, located in Phoenix, Arizona, for net proceeds of $52.2 million, resulting in a net gain of $29.6 million.

On October 1, 2014, the Company completed the sale of two business parks, Cornell Oaks Corporate Center and Creekside Corporate Park along with 11.5 acres of adjacent land, located in Beaverton, Oregon, for net proceeds of $159.9 million, resulting in a net gain of $62.8 million. The parks consist of 18 buildings aggregating 1.2 million square feet.

Subsequent to December 31, 2014, the Company completed the sale of Milwaukie Business Park located in Milwaukie, Oregon, for net proceeds of $10.6 million. The park consists of six mulit-tenant flex buildings aggregating 102,000 square feet.

The Milwaukie Business Park, as well as a 23,000 square foot park in Tempe, Arizona, have been classified as properties held for disposition as of December 31, 2014 and 2013.

In October, 2012, the Company completed the sale of Quail Valley Business Park, a 66,000 square foot flex park in Houston, Texas, for a gross sales price of $2.3 million, resulting in a net gain of $935,000.

The following table summarizes the condensed results of operations for the year ended December 31, 2012 for the property sold during 2012 (in thousands):

Rental income	$281
Cost of operations	(143)
Depreciation	(96)

Income from discontinued operations	$42

In addition to minimum rental payments, tenants reimburse the Company for their pro rata share of specified operating expenses. The amount is included as rental income in the table presented above. No such amount was recorded for the year ended December 31, 2012.

At the beginning of 2013, the Company reclassified a 125,000 square foot building located in Northern Virginia to land and building held for development as the Company intends to redevelop the property. In conjunction with the reclassification, the Company ceased depreciation of the asset. In July, 2013, the Company entered into a joint venture agreement with a real estate development company to pursue a multi-family development on the property. During the entitlement phase, all costs related to the pre-development will be split evenly between the Company and its joint venture partner. Subsequent to December 31, 2014, the Company received entitlements for the multi-family project and the property will be contributed to the joint venture upon commencement of construction, which will occur in 2015. The asset and capitalized development costs were $18.4 million and $16.2 million at December 31, 2014 and 2013, respectively, which includes the Company’s basis in the land. For the years ended December 31, 2014 and 2013, the Company capitalized costs of $2.2 million and $752,000, respectively, related to this development, of which $944,000 and $359,000, respectively, related to capitalized interest costs.

4. Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues, excluding recovery of operating expenses under these leases, are as follows as of December 31, 2014 (in thousands):

2015	$252,853
2016	186,538
2017	132,987
2018	93,342
2019	64,020
Thereafter	111,656

Total	$841,396

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $80.7 million, $75.1 million and $71.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 3.4% of total leased square footage are subject to termination options, of which 1.3% of total leased square footage have termination options exercisable through December 31, 2015 (unaudited). In general, these leases provide for termination payments should the termination options be exercised. The future minimum rental revenues in the above table assume such options are not exercised.

5. Bank loans

On April 28, 2014, the Company modified and extended the terms of its line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The expiration of the Credit Facility was extended from August 1, 2015 to May 1, 2019. The Credit Facility has a borrowing limit of $250.0 million. The rate of interest charged on borrowings was modified to a rate ranging from the London Interbank Offered Rate

(“LIBOR”) plus 0.875% to LIBOR plus 1.70% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.925%. In addition, the Company is required to pay an annual facility fee ranging from 0.125% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). The Company had no balance outstanding on the Credit Facility at December 31, 2014 and 2013. The Company had $1.0 million and $485,000 of unamortized commitment fees as of December 31, 2014 and 2013, respectively. The Credit Facility requires the Company to meet certain covenants, with all of which the Company was in compliance with at December 31, 2014. Interest on outstanding borrowings is payable monthly.

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

6. Mortgage note payable

The Company has one mortgage note payable with a fixed interest rate of 5.45%, secured by 4.8 million square feet of commercial properties with a net book value of $428.9 million. The interest is payable monthly, and the mortgage note payable has a maturity date of December, 2016. The Company had $250.0 million outstanding on the mortgage note payable as of December 31, 2014 and 2013.

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

On December 30, 2014, the Company paid a one-time special cash dividend of $2.75 per share along with the fourth quarter regular dividend of $0.50 per share. Holders of the common partnership units received the same distribution.

At December 31, 2014, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. Combined with PS’s existing common stock ownership, on a fully converted basis, PS has a combined ownership of 42.3% (or 14.5 million shares) of the Company’s common equity.

Preferred partnership units

The Company had no preferred units outstanding through the Operating Partnership, as of December 31, 2014 and 2013.

On June 8, 2012, the Company redeemed 223,300 units of its 7.125% Series N Cumulative Redeemable Preferred Units for $5.6 million. The Company reported the excess of the redemption amount over the carrying amount of $149,000, equal to the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the year ended December 31, 2012.

8. Related party transactions

The Operating Partnership manages industrial, office and retail facilities for PS. These facilities, all located in the United States, operate under the “Public Storage” or “PS Business Parks” names. The PS Business Parks name and logo are owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice.

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

The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under this contract were $660,000, $639,000 and $649,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Either the Company or PS can cancel the property management contract upon 60 days’ notice. Management fee expenses under the contract were $70,000, $59,000 and $55,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space, which are allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $451,000, $432,000 and $441,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company had net amounts due from PS of $166,000 at December 31, 2014 and due to PS of $181,000 at December 31, 2013 for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

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

9. Shareholders’ equity

Preferred stock

As of December 31, 2014 and 2013, the Company had the following series of preferred stock outstanding:

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

The Company paid $60.5 million, $59.2 million and $52.0 million in distributions to its preferred shareholders for years ended December 31, 2014, 2013 and 2012, respectively.

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At December 31, 2014, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. The Company had $31.8 million of deferred costs in connection with the issuance of preferred stock as of December 31, 2014 and 2013, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock

Dividends declared for the three months ended December 31, 2014 included a one-time special cash dividend of $2.75 per share (the “Special Cash Dividend”) along with the fourth quarter regular dividend of $0.50 per share. The Special Cash Dividend was declared to distribute a portion of the excess income attributable to gains on sales from asset dispositions during 2014, as discussed in Note 3.

The Company paid $127.8 million ($4.75 per common share), $44.0 million ($1.76 per common share) and $42.7 million ($1.76 per common share) in distributions to its common shareholders for the years ended December 31, 2014, 2013 and 2012, respectively. The portion of the distributions classified as ordinary income was 70.5%, 98.9% and 100.0% for the years ended December 31, 2014, 2013 and 2012, respectively. The portion of the distributions classified as long-term capital gain income was 29.5% and 1.1% for the years ended December 31, 2014 and 2013. No portion of the distributions was classified as long-term capital gain income for the year ended December 31, 2012. The percentages in the two preceding sentences are unaudited.

On November 7, 2013, the Company sold 1,495,000 shares of common stock in a public offering and concurrently sold 950,000 shares of common stock at the public offering price to PS. The aggregate net proceeds were $192.3 million.

No shares of common stock were repurchased under the board approved common stock repurchase program during the years ended December 31, 2014, 2013 and 2012.

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

The weighted average grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $10.95 per share, $9.18 per share and $4.85 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2014, 2013 and 2012, respectively: a dividend yield of 2.3%, 2.2% and 2.6%; expected volatility of 17.7%, 17.5% and 13.4%; expected life of five years; and risk-free interest rates of 1.7%, 1.0% and 0.9%.

The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2014, 2013 and 2012 was $81.47, $73.85 and $65.14, respectively. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant.

At December 31, 2014, there was a combined total of 920,000 options and restricted stock units authorized to be granted.

In connection with the Special Cash Dividend discussed in Note 9, the number of options and exercise prices of all outstanding options were adjusted pursuant to the anti-dilution provisions of the applicable plans so that the option holders would be neither advantaged nor disadvantaged as a result of the Special Cash Dividend.

Information with respect to outstanding options granted under the 2003 Plan and 2012 Plan is as follows:

Options:	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	567,216		$49.51
Granted	44,000		$66.69
Exercised	(143,043)		$41.30
Forfeited	(13,600)		$61.05

Outstanding at December 31, 2012	454,573		$53.41

Granted	24,000		$78.99
Exercised	(97,800)		$47.87
Forfeited	—		$—

Outstanding at December 31, 2013	380,773		$56.45

Granted	16,000		$82.84
Exercised	(61,273)		$49.84
Forfeited	(4,000)		$52.35
Special cash dividend adjustment (1)	10,352	$	N/A

Outstanding at December 31, 2014	341,852		$57.11	5.52 Years	$7,720

Exercisable at December 31, 2014 (1)	222,177		$54.14	4.82 Years	$5,643

(1)	In accordance with the applicable equity award plan documents, the number and exercise price of outstanding options have been adjusted as a result of the Special Cash Dividend so that the option holder maintains their economic position with respect to the shareholders.

Information with respect to outstanding nonvested restricted stock units granted under the 2003 Plan and 2012 Plan is as follows:

Restricted Stock Units:	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	59,224	$52.24
Granted	17,800	$65.14
Vested	(20,094)	$51.36
Forfeited	(3,840)	$53.95

Nonvested at December 31, 2012	53,090	$55.69

Granted	8,350	$73.85
Vested	(13,690)	$53.84
Forfeited	(2,650)	$47.96

Nonvested at December 31, 2013	45,100	$60.07

Granted	6,800	$81.47
Vested	(12,980)	$53.65
Forfeited	(3,750)	$69.00

Nonvested at December 31, 2014	35,170	$65.62

Effective March, 2014, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2014-2017 (“2014 LTEIP”), with certain employees of the Company. Under the 2014 LTEIP, the Company established three levels of targeted restricted stock unit awards for certain employees, which would be earned only if the Company achieved one of three defined targets during 2014 to 2017. The first type of award is an annual award following the end of each of the four years in the program, with the award subject to and based on the achievement of one of three defined targets during the previous year. The second type of award is an award based on achieving one of three defined targets during the cumulative four-year period 2014-2017. In the event the minimum defined target is not achieved for an annual award, the shares allocated to be awarded for such year are added to the shares that may be received if the four-year target is achieved. Both types of restricted stock unit awards vest in four equal annual installments beginning from the date of award. Up to approximately 85,542 restricted stock units would be granted for each of the four years assuming achievement was met and up to approximately 85,542 restricted stock units would be granted for the cumulative four-year period assuming achievement was met. Compensation expense is recognized based on the shares expected to be awarded based on the target level that is expected to be achieved. Net compensation expense of $7.4 million related to the 2014 LTEIP was recognized for the year ended December 31, 2014.

Effective January 1, 2012, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2012-2015 (“2012 LTEIP”), with certain employees of the Company. The targets for 2012 and 2013 were not achieved and management determined in 2013 that it was not probable that the remaining targets under the 2012 LTEIP would be met. As such, the Company stopped recording amortization and recorded a reversal of all 2012 LTEIP amortization previously recorded in 2012 of $3.9 million during the year ended December 31, 2013. Net compensation expense of $3.9 million related to the 2012 LTEIP was recognized during the year ended December 31, 2012.

Net compensation expense of $1.1 million, $425,000 and $419,000 related to stock options was recognized during the years ended December 31, 2014, 2013 and 2012, respectively. Included in 2014 compensation expense relating to stock options was $644,000 of expense resulting from modifications made to outstanding stock options as a result of the Special Cash Dividend paid in December, 2014. Excluding the 2014 LTEIP amortization of $7.4 million, net compensation expense of $526,000 related to restricted stock units was recognized during the year ended December 31, 2014. Excluding the 2012 LTEIP reversal of $3.9 million, net compensation expense of $671,000 related to restricted stock units was recognized during the year ended December 31, 2013. Excluding the 2012 LTEIP amortization of $3.9 million, net compensation expense of $836,000 related to restricted stock units was recognized during the year ended December 31, 2012.

As of December 31, 2014, there was $537,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 2.8 years. As of December 31, 2014, there was $28.5 million (includes $26.7 million from the 2014 LTEIP) of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 5.1 years.

Cash received from 61,273 stock options exercised during the year ended December 31, 2014 was $3.1 million. Cash received from 97,800 stock options exercised during the year ended December 31, 2013 was $4.7 million. Cash received from 143,043 stock options exercised during the year ended December 31, 2012 was $5.9 million. The aggregate intrinsic value of the stock options exercised was $2.1 million, $3.1 million and $3.4 million during the years ended December 31, 2014, 2013 and 2012, respectively.

During the year ended December 31, 2014, 12,980 restricted stock units vested; in settlement of these units, 8,066 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2014 was $1.1 million. During the year ended December 31, 2013, 13,690 restricted stock units vested; in settlement of these units, 8,547 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2013 was $1.0 million. During the year ended December 31, 2012, 20,094 restricted stock units vested; in settlement of these units, 13,248 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2012 was $1.3 million.

In May, 2004, the shareholders of the Company approved the issuance of up to 70,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 5,000 shares issued upon retirement. In December, 2011, the Director Plan was amended to increase the maximum shares from 5,000 shares to 7,000 shares, 1,000 shares of common stock for each year served as a director. In November, 2014, the Director Plan was amended to increase the maximum shares from 7,000 shares to 8,000 shares, 1,000 shares of common stock for each year served as a director. The Company recognizes compensation expense with regards to grants to be issued in the future under the Director Plan. As a result, included in the Company’s consolidated statements of income was compensation expense of $550,000, $264,000 and $287,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Included in 2014 compensation expense relating to the retirement shares was $243,000 of expense resulting from the increase in maximum shares. As of December 31, 2014, 2013 and 2012, there was $1.5 million, $1.4 million and $1.2 million, respectively, of unamortized compensation expense related to these shares. In April, 2012, the Company issued 14,000 shares to two directors upon retirement with an aggregate fair value of $956,000. No shares were issued during the years ended December 31, 2014 and 2013.

11. Supplementary quarterly financial data (unaudited, in thousands, except per share data):

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Rental income	$95,321	$93,986	$95,627	$91,321

Cost of operations	$33,444	$31,535	$33,102	$29,290

Net income allocable to common shareholders	$9,940	$9,826	$11,268	$82,131

Net income per share:
Basic	$0.37	$0.37	$0.42	$3.05

Diluted	$0.37	$0.36	$0.42	$3.04

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Rental income	$88,120	$87,930	$89,772	$93,424

Cost of operations	$29,384	$28,720	$29,901	$26,826

Net income allocable to common shareholders	$8,540	$8,711	$9,001	$17,682

Net income per share:
Basic	$0.35	$0.36	$0.37	$0.68

Diluted	$0.35	$0.36	$0.37	$0.68

12. Commitments and contingencies

The Company currently is neither subject to any other material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

13. 401(k) Plan

The Company has a 401(k) savings plan (the “Plan”) in which all eligible employees may participate. The Plan provides for the Company to make matching contributions to all eligible employees up to 4% of their annual salary dependent on the employee’s level of participation. For the years ended December 31, 2014, 2013 and 2012, $417,000, $362,000, and $345,000, respectively, was charged as expense related to this plan.

PS BUSINESS PARKS, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (1)

DECEMBER 31, 2014

(DOLLARS IN THOUSANDS)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2014
Description	Location	Encumbrances	Land	Buildings and Improvements	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year(s) Acquired	Depreciable Lives (Years)
Buena Park Industrial Center	Buena Park, CA	$—	$3,245	$7,703	$2,504	$3,245	$10,207	$13,452	$6,169	1997	5-30
Carson	Carson, CA	—	990	2,496	1,410	990	3,906	4,896	2,599	1997	5-30
Cerritos Business Center	Cerritos, CA	—	4,218	10,273	4,137	4,218	14,410	18,628	8,944	1997	5-30
Cerritos/Edwards	Cerritos, CA	—	450	1,217	1,402	450	2,619	3,069	1,687	1997	5-30
Concord Business Park Total	Concord, CA	—	12,454	20,491	727	12,454	21,218	33,672	3,302	2011	5-30
Culver City	Culver City, CA	—	3,252	8,157	6,077	3,252	14,234	17,486	9,669	1997	5-30
Bayview Business Park	Fremont, CA	7,300	4,990	4,831	192	4,990	5,023	10,013	1,007	2011	5-30
Christy Business Park	Fremont, CA	14,200	11,451	16,254	1,246	11,451	17,500	28,951	3,088	2011	5-30
Industrial Drive Distribution Center	Fremont, CA	5,300	7,482	6,812	724	7,482	7,536	15,018	1,140	2011	5-30
Bay Center Business Park	Hayward, CA	27,500	19,052	50,501	3,002	19,052	53,503	72,555	8,432	2011	5-30
Cabot Distribution Center	Hayward, CA	9,300	5,859	10,811	310	5,859	11,121	16,980	1,711	2011	5-30
Diablo Business Park	Hayward, CA	—	9,102	15,721	819	9,102	16,540	25,642	2,828	2011	5-30
Eden Landing	Hayward, CA	4,800	3,275	6,174	85	3,275	6,259	9,534	1,083	2011	5-30
Hayward Business Park	Hayward, CA	46,400	28,256	54,418	2,187	28,256	56,605	84,861	8,143	2011	5-30
Huntwood Business Park	Hayward, CA	11,600	7,391	11,819	829	7,391	12,648	20,039	2,219	2011	5-30
Parkway Commerce	Hayward, CA	—	4,398	10,433	4,525	4,398	14,958	19,356	9,435	1997	5-30
Corporate Pointe	Irvine, CA	—	6,876	18,519	6,345	6,876	24,864	31,740	15,552	2000	5-30
Laguna Hills Commerce Center	Laguna Hills, CA	—	16,261	39,559	6,513	16,261	46,072	62,333	26,726	1997	5-30
Plaza Del Lago	Laguna Hills, CA	—	2,037	5,051	3,814	2,037	8,865	10,902	5,926	1997	5-30
Canada	Lake Forest, CA	—	5,508	13,785	5,367	5,508	19,152	24,660	11,944	1997	5-30
Dixon Landing Business Park	Milpitas, CA	30,000	26,301	21,121	2,849	26,301	23,970	50,271	4,472	2011	5-30
Monterey/Calle	Monterey, CA	—	288	706	339	288	1,045	1,333	683	1997	5-30
Monterey Park	Monterey Park, CA	—	3,078	7,862	1,466	3,078	9,328	12,406	5,938	1997	5-30
Port of Oakland	Oakland, CA	10,800	5,638	11,066	645	5,638	11,711	17,349	1,929	2011	5-30
Orangewood	Orange County, CA	—	2,637	12,291	3,303	2,637	15,594	18,231	8,117	2003	5-30
Northpointe Business Center	Sacramento, CA	—	3,031	13,826	6,115	3,031	19,941	22,972	13,040	1999	5-30
Sacramento/Northgate	Sacramento, CA	—	1,710	4,567	3,026	1,710	7,593	9,303	5,364	1997	5-30
Kearney Mesa	San Diego, CA	—	2,894	7,089	2,721	2,894	9,810	12,704	6,195	1997	5-30
Lusk	San Diego, CA	—	5,711	14,049	5,340	5,711	19,389	25,100	12,431	1997	5-30
Rose Canyon Business Park	San Diego, CA	—	15,129	20,054	1,975	15,129	22,029	37,158	10,724	2005	5-30
Charcot Business Park	San Jose, CA	10,300	18,654	17,580	1,124	18,654	18,704	37,358	2,741	2011/2014	5-30
Las Plumas	San Jose, CA	—	4,379	12,889	6,595	4,379	19,484	23,863	13,114	1998	5-30
Little Orchard Distribution Center	San Jose, CA	5,900	7,725	3,846	51	7,725	3,897	11,622	834	2011	5-30
Montague Industrial Park	San Jose, CA	14,200	14,476	12,807	277	14,476	13,084	27,560	3,076	2011	5-30
Oakland Road	San Jose, CA	—	3,458	8,765	3,046	3,458	11,811	15,269	7,439	1997	5-30
Rogers Ave	San Jose, CA	—	3,540	4,896	516	3,540	5,412	8,952	2,303	2006	5-30
Doolittle Business Park	San Leandro, CA	4,500	3,929	6,231	334	3,929	6,565	10,494	1,213	2011	5-30
Bayshore Corporate Center	San Mateo, CA	—	25,108	36,891	2,141	25,108	39,032	64,140	4,277	2013	5-30
San Ramon/Norris Canyon	San Ramon, CA	—	1,486	3,642	1,260	1,486	4,902	6,388	3,102	1997	5-30
Orange County Business Center	Orange County, CA	—	9,405	35,746	17,019	9,405	52,765	62,170	38,106	2003	5-30
Commerce Park	Santa Clara, CA	—	17,218	21,914	3,548	17,218	25,462	42,680	14,836	2007	5-30
Santa Clara Tech Park	Santa Clara, CA	—	7,673	15,645	3,915	7,673	19,560	27,233	11,960	2000	5-30

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2014
Description	Location	Encumbrances	Land	Buildings and Improvements	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year(s) Acquired	Depreciable Lives (Years)
Walsh at Lafayette	Santa Clara, CA	19,300	13,439	17,890	273	13,439	18,163	31,602	3,751	2011	5-30
Signal Hill	Signal Hill, CA	—	6,693	12,699	2,587	6,693	15,286	21,979	8,141	1997/2006	5-30
Airport Boulevard	So San Francisco, CA	—	899	2,387	691	899	3,078	3,977	1,927	1997	5-30
South San Francisco/Produce	So San Francisco, CA	—	776	1,886	501	776	2,387	3,163	1,457	1997	5-30
Studio City/Ventura	Studio City, CA	—	621	1,530	598	621	2,128	2,749	1,229	1997	5-30
Kifer Industrial Park	Sunnyvale, CA	28,600	13,227	37,874	1,319	13,227	39,193	52,420	6,266	2011	5-30
Torrance	Torrance, CA	—	2,318	6,069	3,090	2,318	9,159	11,477	5,871	1997	5-30
Boca Commerce	Boca Raton, FL	—	7,795	9,258	1,510	7,795	10,768	18,563	3,923	2006	5-30
MICC	Miami, FL	—	95,115	112,583	38,727	95,115	151,310	246,425	78,572	2003/2011/2014	5-30
Wellington	Wellington, FL	—	10,845	18,560	2,699	10,845	21,259	32,104	7,494	2006	5-30
Ammendale	Beltsville, MD	—	4,278	18,380	10,322	4,278	28,702	32,980	19,821	1998	5-30
Gaithersburgh/Christopher	Gaithersburg, MD	—	475	1,203	624	475	1,827	2,302	1,206	1997	5-30
Metro Park	Rockville, MD	—	33,995	94,463	36,267	33,995	130,730	164,725	79,196	2001	5-30
Parklawn Business Park	Rockville, MD	—	3,387	19,628	3,459	3,387	23,087	26,474	6,555	2010	5-30
Shady Grove	Rockville, MD	—	5,372	50,727	8,791	5,372	59,518	64,890	14,904	2010	5-30
Westech Business Park	Silver Spring, MD	—	25,261	74,572	15,846	25,261	90,418	115,679	46,812	2006	5-30
Ben White	Austin, TX	—	1,550	7,015	1,875	1,550	8,890	10,440	5,535	1998	5-30
Lamar Business Park	Austin, TX	—	2,528	6,596	4,256	2,528	10,852	13,380	8,833	1997	5-30
McKalla	Austin, TX	—	1,945	13,212	2,173	1,945	15,385	17,330	6,270	1998/2012	5-30
McNeil	Austin, TX	—	5,477	24,495	2,343	5,477	26,838	32,315	7,271	1999/2010/2012/2014	5-30
Rutland	Austin, TX	—	2,022	9,397	3,830	2,022	13,227	15,249	7,321	1998/1999	5-30
Waterford	Austin, TX	—	2,108	9,649	3,283	2,108	12,932	15,040	8,457	1999	5-30
Braker Busienss Park	Austin, TX	—	1,874	13,990	1,215	1,874	15,205	17,079	5,019	2010	5-30
Mopac Business Park	Austin, TX	—	719	3,579	371	719	3,950	4,669	1,249	2010	5-30
Southpark Business Park	Austin, TX	—	1,266	9,882	2,085	1,266	11,967	13,233	3,809	2010	5-30
Valwood Business Center	Carrolton, TX	—	2,510	13,859	916	2,510	14,775	17,285	1,667	2013	5-30
Empire Commerce	Dallas, TX	—	304	1,545	816	304	2,361	2,665	1,629	1998	5-30
Northgate	Dallas, TX	—	1,274	5,505	3,795	1,274	9,300	10,574	6,085	1998	5-30
Northway Plaza	Farmers Branch, TX	—	1,742	4,503	585	1,742	5,088	6,830	558	2013	5-30
Springlake Business Center	Farmers Branch, TX	—	2,607	5,715	373	2,607	6,088	8,695	550	2013/2014	5-30
Westwood Business Park	Farmers Branch TX	—	941	6,884	2,308	941	9,192	10,133	4,692	2003	5-30
Eastgate	Garland, TX	—	480	1,203	573	480	1,776	2,256	1,165	1997	5-30
Freeport Business Park	Irving, TX	—	4,564	9,506	693	4,564	10,199	14,763	1,179	2013	5-30
NFTZ (2)	Irving, TX	—	1,517	6,499	3,470	1,517	9,969	11,486	5,892	1998	5-30
Royal Tech	Irving, TX	—	13,989	54,113	21,643	13,989	75,756	89,745	45,976	1998-2000/2011	5-30
La Prada	Mesquite, TX	—	495	1,235	630	495	1,865	2,360	1,249	1997	5-30
The Summit	Plano, TX	—	1,536	6,654	4,321	1,536	10,975	12,511	7,403	1998	5-30
Arapaho Business Park	Richardson, TX	—	5,226	10,661	2,268	5,226	12,929	18,155	1,952	2013/2014	5-30
Richardson Business Park	Richardson, TX	—	799	3,568	2,700	799	6,268	7,067	4,329	1998	5-30
Bren Mar	Alexandria, VA	—	2,197	5,380	3,722	2,197	9,102	11,299	6,058	1997	5-30
Eisenhower	Alexandria, VA	—	1,440	3,635	2,309	1,440	5,944	7,384	4,239	1997	5-30
Beaumont	Chantilly, VA	—	4,736	11,051	2,083	4,736	13,134	17,870	6,363	2006	5-30
Dulles South/Sullyfield	Chantilly, VA	—	1,373	6,810	2,939	1,373	9,749	11,122	6,044	1999	5-30
Lafayette	Chantilly, VA	—	1,680	13,398	4,481	1,680	17,879	19,559	11,767	1999/2000	5-30
Park East	Chantilly, VA	—	3,851	18,029	10,000	3,851	28,029	31,880	16,442	1999	5-30
Fair Oaks Business Campus	Fairfax, VA	—	13,598	36,232	7,142	13,598	43,374	56,972	22,722	2004/2007	5-30
Monroe	Herndon, VA	—	6,737	18,911	9,668	6,737	28,579	35,316	19,055	1997/1999	5-30
Gunston	Lorton, VA	—	4,146	17,872	6,346	4,146	24,218	28,364	14,222	1998	5-30
Westpark Business Campus	McLean, VA	—	47,955	101,847	20,337	47,955	122,184	170,139	31,115	2010/2011	5-30
Prosperity Business Campus	Merrifield, VA	—	23,147	67,575	28,297	23,147	95,872	119,019	54,577	2001	5-30

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2014
Description	Location	Encumbrances	Land	Buildings and Improvements	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year(s) Acquired	Depreciable Lives (Years)
Alban Road	Springfield, VA	—	1,935	4,736	4,966	1,935	9,702	11,637	6,745	1997	5-30
I-95	Springfield, VA	—	3,535	15,672	11,335	3,535	27,007	30,542	18,987	2000	5-30
Northpointe	Sterling, VA	—	2,767	8,778	4,266	2,767	13,044	15,811	9,207	1997/1998	5-30
Shaw Road	Sterling, VA	—	2,969	10,008	4,204	2,969	14,212	17,181	10,003	1998	5-30
Tysons Corporate Center	Vienna, VA	—	9,885	25,302	9,649	9,885	34,951	44,836	10,080	2010	5-30
Woodbridge	Woodbridge, VA	—	1,350	3,398	1,810	1,350	5,208	6,558	3,571	1997	5-30
212th Business Park	Kent, WA	—	19,573	17,695	11,303	19,573	28,998	48,571	3,892	2012	5-30
Overlake	Redmond, WA	—	27,761	49,353	6,309	27,761	55,662	83,423	29,862	2007	5-30
Renton	Renton, WA	—	330	889	532	330	1,421	1,751	969	1997	5-30

		$250,000	$802,949	$1,754,053	$465,344	$802,949	$2,219,397	$3,022,346	$1,014,633

(1)	Excludes 125,000 square feet of assets held for sale as of December 31, 2014.

(2)	The Company owns two properties that are subject to ground leases in Las Colinas, Texas, expiring in 2019 and 2020, each with one 10 year extension option.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 20, 2015

PS BUSINESS PARKS, INC.

By:	/s/ Joseph D. Russell, Jr.
Joseph D. Russell, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Havner, Jr. Ronald L. Havner, Jr.	Chairman of the Board	February 20, 2015

/s/ Joseph D. Russell, Jr. Joseph D. Russell, Jr.	President, Director and Chief Executive Officer (principal executive officer)	February 20, 2015

/s/ Edward A. Stokx Edward A. Stokx	Chief Financial Officer (principal financial officer and principal accounting officer)	February 20, 2015

/s/ Jennifer Holden Dunbar Jennifer Holden Dunbar	Director	February 20, 2015

/s/ James H. Kropp James H. Kropp	Director	February 20, 2015

/s/ Sara Grootwassink Lewis Sara Grootwassink Lewis	Director	February 20, 2015

/s/ Michael V. McGee Michael V. McGee	Director	February 20, 2015

/s/ Gary E. Pruitt Gary E. Pruitt	Director	February 20, 2015

/s/ Robert S. Rollo Robert S. Rollo	Director	February 20, 2015

/s/ Peter Schultz Peter Schultz	Director	February 20, 2015

PS BUSINESS PARKS, INC.

EXHIBIT INDEX

(Items 15(a)(3) and 15(b))

3.1	Restated Articles of Incorporation. Filed with Registrant’s Registration Statement on Form S-3 (SEC File No. 333-78627) and incorporated herein by reference.
3.2	Restated Bylaws, as amended. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
3.3	Certificate of Determination of Preferences of 6.875% Cumulative Preferred Stock, Series R of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated October 7, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
3.4	Certificate of Determination of Preferences of 6.45% Cumulative Preferred Stock, Series S of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated January 11, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
3.5	Certificate of Determination of Preferences of 6.00% Series T Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated May 7, 2012 (SEC File No. 001-10709) and incorporated herein by reference
3.6	Certificate of Determination of Preferences of 5.75% Series U Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Field with Registrant’s Current Report on Form 8-K dated September 7, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
3.7	Certificate of Determination of Preferences of 5.70% Series V Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Field with Registrant’s Current Report on Form 8-K dated March 5, 2013 (SEC File No. 001-10709) and incorporated herein by reference.
4.1	Deposit Agreement Relating to 6.875% Cumulative Preferred Stock, Series R of PS Business Parks, Inc., dated as of October 7, 2010. Filed with Registrant’s Current Report on Form 8-K dated October 7, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
4.2	Deposit Agreement Relating to 6.45% Cumulative Preferred Stock, Series S of PS Business Parks, Inc., dated as of January 10, 2012. Filed with Registrant’s Current Report on Form 8-K dated January 11, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
4.3	Deposit Agreement Relating to 6.00% Cumulative Preferred Stock, Series T of PS Business Parks, Inc. dated as of May 3, 2012. Filed with Registrant’s Current Report on Form 8-K dated May 7, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
4.4	Deposit Agreement Relating to 5.75% Cumulative Preferred Stock, Series U of PS Business Parks, Inc. dated as of September 5, 2012. Filed with Registrant’s Current Report on Form 8-K dated September 7, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
4.5	Deposit Agreement Relating to 5.70% Cumulative Preferred Stock, Series V of PS Business Parks, Inc. dated as of March 5, 2013. Filed with Registrant’s Current Report on Form 8-K dated March 5, 2013 (SEC File No. 001-10709) and incorporated herein by reference.
10.1	Amended Management Agreement between Storage Equities, Inc. and Public Storage Commercial Properties Group, Inc. dated as of February 21, 1995. Filed with PS’s Annual Report on Form 10-K for the year ended December 31, 1994 (SEC File No. 001-08389) and incorporated herein by reference.
10.2	Agreement of Limited Partnership of PS Business Parks, L.P. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.3*	Offer Letter / Employment Agreement between Registrant and Joseph D. Russell, Jr., dated as of September 6, 2002. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (SEC File No. 001-10709) and incorporated herein by reference.

10.4*	Form of Indemnity Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.5*	Form of Indemnification Agreement for Executive Officers. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-10709) and incorporated herein by reference.
10.6	Cost Sharing and Administrative Services Agreement dated as of November 16, 1995 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.7	Amendment to Cost Sharing and Administrative Services Agreement dated as of January 2, 1997 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.8	Accounts Payable and Payroll Disbursement Services Agreement dated as of January 2, 1997 by and between PSCC, Inc. and AOPP LP. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.9	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 6.875% Series R Cumulative Redeemable Preferred Units, dated as of October 15, 2010. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
10.10	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 6.45% Series S Cumulative Redeemable Preferred Units, dated as of January 10, 2012. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (SEC File No. 001-10709) and incorporated herein by reference.
10.11	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 6.00% Series T Cumulative Preferred Units, Series T, dated as of May 14, 2012. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
10.12	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 5.75% Series U Cumulative Preferred Units, dated as of September 14, 2012. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
10.13	Amended and Restated Revolving Credit Agreement dated as of October 29, 2002 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (SEC File No. 001-10709) and incorporated herein by reference.
10.14	Modification Agreement, dated as of December 29, 2003. Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference. This exhibit modifies the Amended and Restated Revolving Credit Agreement dated as of October 29, 2002 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (SEC File No. 001-10709) and incorporated herein by reference.
10.15	Modification Agreement, dated as of January 23, 2004. Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference. This exhibit modifies the Modification Agreement dated as of December 29, 2003 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-10709) and incorporated herein by reference.
10.16	Third Modification Agreement, dated as of August 5, 2005. Filed with the Registrant’s Current Report on Form 8-K dated August 5, 2005 (SEC File No. 001-10709) and incorporated herein by reference. This exhibit modifies the Modification Agreement dated as of January 23, 2004 and filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-10709) and incorporated herein by reference.

10.17	Fourth Modification Agreement dated as of July 30, 2008 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with Registrant’s Current Report on Form 8-K dated August 5, 2008 (SEC File No. 001-10709) and incorporated herein by reference.
10.18	Fifth Modification Agreement dated as of July 28, 2010 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with Registrant’s Current Report on Form 8-K dated August 2, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
10.19	Sixth Modification Agreement dated as of August 3, 2011 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (SEC File No. 001-10709) and incorporated herein by reference.
10.20	Loan Agreement, dated November 17, 2006, between Northern California Industrial Portfolio, Inc., a Maryland corporation, and LaSalle Bank National Association, a national banking association. Filed with the Registrant’s Current Report on Form 8-K dated December 20, 2011 (SEC File No. 001-10709) and incorporated herein by reference.
10.21	Credit Agreement dated as of December 20, 2011, by and among PS Business Parks, L.P., a California limited partnership, as borrower, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders. Filed with the Registrant’s Current Report on Form 8-K dated December 20, 2011 (SEC File No. 001-10709) and incorporated herein by reference.
10.22	Seventh Modification Agreement dated as of December 20, 2011 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with the Registrant’s Current Report on Form 8-K dated December 20, 2011 (SEC File No. 001-10709) and incorporated herein by reference.
10.23	First Modification Agreement dated December 29, 2011 to Credit Agreement dated December 20, 2011 by and among PS Business Parks, L.P., a California limited partnership, as borrower, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders. Filed with the Registrant’s Current Report on Form 8-K dated January 5, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
10.24	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 5.70% Series V Cumulative Preferred Units , dated as of March 14, 2013. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (SEC File No. 001-10709) and incorporated herein by reference.
10.25	Second Amended and Restated Revolving Credit Agreement dated as of April 28, 2014 by and among PS Business Parks, L.P., a California limited partnership, as borrower, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders. Filed with the Registrant’s Current Report on Form 8-K dated April 28, 2014 (SEC File No. 001-10709) and incorporated herein by reference.
10.26*	Registrant’s 1997 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (SEC File No. 333-48313) and incorporated herein by reference.
10.27*	Registrant’s 2003 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (SEC File No. 333-104604) and incorporated herein by reference.
10.28*	Amended and Restated Retirement Plan for Non-Employee Directors. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (SEC File No. 001-10709) and incorporated herein by reference.
10.29*	Form of PS Business Parks, Inc. Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 001-10709) and incorporated herein by reference.
10.30*	Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 001-10709) and incorporated herein by reference.

10.31*	Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 001-10709) and incorporated herein by reference.
10.32*	Amendment to Form of Director Stock Option Agreement. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
10.33*	Revised Form of Director Stock Option Agreement. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
10.34*	Registrant’s 2012 Equity and Performance-Based Incentive Compensation Plan (2012 Plan). Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
10.35*	Form of Registrant’s 2012 Plan Non-Qualified Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
10.36*	Form of Registrant’s 2012 Plan Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (SEC File No. 001-10709) and incorporated herein by reference.
10.37*	Retirement Plan For Non-Employee Directors, as amended. Filed herein.
12	Statement re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. Filed herewith.
21	List of Subsidiaries. Filed herewith.
23	Consent of Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101 .INS	XBRL Instance Document. Filed herewith.
101 .SCH	XBRL Taxonomy Extension Schema. Filed herewith.
101 .CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.
101 .DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.
101 .LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.
101 .PRE	XBRL Taxonomy Extension Presentation Link. Filed herewith.

*	Management contract or compensatory plan or arrangement