Form 10-Q
period 2015-03-31
PS BUSINESS PARKS INC/CA
filed 2015-05-01
CIK 866368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 27, 2015, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 26,947,885.

PS BUSINESS PARKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$188,022	$152,467
Real estate facilities, at cost:
Land	798,310	798,310
Buildings and improvements	2,216,747	2,210,525

	3,015,057	3,008,835
Accumulated depreciation	(1,031,350)	(1,009,901)

	1,983,707	1,998,934
Properties held for disposition, net	500	12,068
Land and building held for development	25,614	24,442

	2,009,821	2,035,444
Rent receivable, net	5,856	2,838
Deferred rent receivable, net	27,040	26,050
Other assets	6,633	10,315

Total assets	$2,237,372	$2,227,114

LIABILITIES AND EQUITY
Accrued and other liabilities	$68,612	$68,905
Mortgage note payable	250,000	250,000

Total liabilities	318,612	318,905
Commitments and contingencies
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 39,800 shares issued and outstanding at March 31, 2015 and December 31, 2014	995,000	995,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 26,947,885 and 26,919,161 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	268	268
Paid-in capital	711,067	709,008
Cumulative net income	1,279,937	1,244,946
Cumulative distributions	(1,264,527)	(1,235,941)

Total PS Business Parks, Inc.’s shareholders’ equity	1,721,745	1,713,281
Noncontrolling interests:
Common units	197,015	194,928

Total noncontrolling interests	197,015	194,928

Total equity	1,918,760	1,908,209

Total liabilities and equity	$2,237,372	$2,227,114

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	For The Three Months
	Ended March 31,
	2015	2014
Revenues:
Rental income	$92,315	$95,321
Facility management fees	147	166

Total operating revenues	92,462	95,487

Expenses:
Cost of operations	31,746	33,444
Depreciation and amortization	26,233	28,441
General and administrative	3,399	2,487

Total operating expenses	61,378	64,372

Other income and (expense):
Interest and other income	107	62
Interest and other expense	(3,323)	(3,376)

Total other income and (expense)	(3,216)	(3,314)
Gain on sale of real estate facilities	12,487	—

Net income	$40,355	$27,801

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$5,364	$2,703

Total net income allocable to noncontrolling interests	5,364	2,703

Net income allocable to PS Business Parks, Inc.:
Preferred shareholders	15,122	15,122
Restricted stock unit holders	98	36
Common shareholders	19,771	9,940

Total net income allocable to PS Business Parks, Inc.	34,991	25,098

Net income	$40,355	$27,801

Net income per common share:
Basic	$0.73	$0.37
Diluted	$0.73	$0.37
Weighted average common shares outstanding:
Basic	26,925	26,863

Diluted	27,024	26,961

Dividends declared per common share	$0.50	$0.50

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Unaudited, in thousands, except share data)

								Total PS
								Business Parks,
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity	Interests	Equity
Balances at December 31, 2014	39,800	$995,000	26,919,161	$268	$709,008	$1,244,946	$(1,235,941)	$1,713,281	$194,928	$1,908,209
Exercise of stock options	—	—	15,500	—	785	—	—	785	—	785
Stock compensation, net	—	—	13,224	—	1,650	—	—	1,650	—	1,650
Net income	—	—	—	—	—	34,991	—	34,991	5,364	40,355
Distributions:
Preferred stock	—	—	—	—	—	—	(15,122)	(15,122)	—	(15,122)
Common stock	—	—	—	—	—	—	(13,464)	(13,464)	—	(13,464)
Noncontrolling interests	—	—	—	—	—	—	—	—	(3,653)	(3,653)
Adjustment to noncontrolling interests in underlying operating partnership	—	—	—	—	(376)	—	—	(376)	376	—

Balances at March 31, 2015	39,800	$995,000	26,947,885	$268	$711,067	$1,279,937	$(1,264,527)	$1,721,745	$197,015	$1,918,760

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For The Three Months
	Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$40,355	$27,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	26,233	28,441
In-place lease adjustment	(311)	(197)
Tenant improvement reimbursements net of lease incentives	(397)	(438)
Gain on sale of real estate facilities	(12,487)	—
Stock compensation	2,404	1,230
Increase (decrease) in receivables and other assets	(1,004)	943
Decrease in accrued and other liabilities	(530)	(2,452)

Total adjustments	13,908	27,527

Net cash provided by operating activities	54,263	55,328

Cash flows from investing activities:
Capital expenditures to real estate facilities	(10,572)	(10,227)
Capital expenditures to land and building held for development	(1,172)	(628)
Proceeds from sale of real estate facilities	24,490	—

Net cash provided by (used in) investing activities	12,746	(10,855)

Cash flows from financing activities:
Proceeds from the exercise of stock options	785	2,033
Distributions paid to preferred shareholders	(15,122)	(15,122)
Distributions paid to noncontrolling interests — common units	(3,653)	(3,653)
Distributions paid to common shareholders	(13,464)	(13,443)

Net cash used in financing activities	(31,454)	(30,185)

Net increase in cash and cash equivalents	35,555	14,288
Cash and cash equivalents at the beginning of the period	152,467	31,481

Cash and cash equivalents at the end of the period	$188,022	$45,769

Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests — common units	$376	$374
Paid-in capital	$(376)	$(374)

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

1. Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of March 31, 2015, PSB owned 77.8% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units are owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and its subsidiaries, including the Operating Partnership are collectively referred to as the “Company.” Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 42.2% (or 14.5 million shares) of the outstanding shares of the Company’s common stock.

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office and industrial space. As of March 31, 2015, the Company owned and operated 28.4 million rentable square feet of commercial space concentrated primarily in six states. The Company also manages 872,000 rentable square feet on behalf of PS.

References to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 at March 31, 2015 and December 31, 2014. Deferred rent receivable is net of an allowance for uncollectible accounts totaling $872,000 and $841,000 at March 31, 2015 and December 31, 2014, respectively.

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

Carrying values of the Company’s mortgage note payable and unsecured credit facility approximate fair value. The characteristics of these financial instruments, market data and other comparative metrics utilized in determining these fair values are “Level 2” inputs.

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

As of March 31, 2015, the value of in-place leases resulted in net intangible assets of $2.2 million, net of $8.1 million of accumulated amortization with a weighted average amortization period of 8.2 years, and net intangible liabilities of $3.3 million, net of $7.5 million of accumulated amortization with a weighted average amortization period of 4.6 years. As of December 31, 2014, the value of in-place leases resulted in net intangible assets of $2.5 million, net of $7.8 million of accumulated amortization and net intangible liabilities of $3.9 million, net of $6.9 million of accumulated amortization.

The Company recorded a net increase in rental income of $311,000 and $197,000 for the three months ended March 31, 2015 and 2014, respectively, due to the amortization of net intangible liabilities resulting from the above-market and below-market lease values.

Evaluation of asset impairment

The Company evaluates its assets used in operations for impairment by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the estimated undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At March 31, 2015, the Company did not consider any assets to be impaired.

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

Income taxes

The Company has qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its REIT taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. The Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2014 and intends to continue to meet such requirements for 2015. Accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.

The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of March 31, 2015, the Company did not recognize any tax benefit for uncertain tax positions.

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

	For The Three Months
	Ended March 31,
	2015	2014
Net income allocable to common shareholders	$19,771	$9,940

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	26,925	26,863
Net effect of dilutive stock compensation — based on treasury stock method using average market price	99	98

Diluted weighted average common shares outstanding	27,024	26,961

Net income per common share — Basic	$0.73	$0.37

Net income per common share — Diluted	$0.73	$0.37

Options to purchase 16,000 and 14,000 shares for the three months ended March 31, 2015 and 2014, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.

Segment reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2014 in order to conform to the 2015 presentation.

Recently issued accounting standards

In May, 2014, the FASB issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. This guidance is currently effective for the Company’s fiscal year beginning January 1, 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements.

3. Real estate facilities

The activity in real estate facilities for the three months ended March 31, 2015 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2014	$798,310	$2,210,525	$(1,009,901)	$1,998,934
Capital expenditures, net	—	10,962	—	10,962
Disposals	—	(4,740)	4,740	—
Depreciation and amortization	—	—	(26,233)	(26,233)
Transfer to properties held for disposition	—	—	44	44

Balances at March 31, 2015	$798,310	$2,216,747	$(1,031,350)	$1,983,707

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

On February 27, 2015, as part of an eminent domain process with the Central Puget Sound Regional Transit Authority, the Company sold five buildings, totaling 82,000 square feet, at the Company’s Overlake Business Park located in Redmond, Washington, for $13.9 million, which resulted in a net gain of $4.8 million.

On February 13, 2015, the Company completed the sale of Milwaukie Business Park located in Milwaukie, Oregon, for net proceeds of $10.6 million, which resulted in a net gain of $7.6 million. The park consists of six multi-tenant flex buildings aggregating 102,000 square feet.

The five buildings at the Company’s Overlake Business Park, Milwaukie Business Park, as well as a 23,000 square foot park in Tempe, Arizona, had been classified as properties held for disposition as of December 31, 2014, while the 23,000 square foot asset in Tempe, Arizona continued to be classified as property held for disposition as of March 31, 2015.

The Company has a 125,000 square foot building located in Northern Virginia classified as land and building held for development. The Company has entered into a joint venture, in which it will maintain a 95.0% economic interest, with a real estate development company to pursue a multi-family development on the property. During the entitlement phase, all costs related to the pre-development are split evenly between the Company and its joint venture partner. As of March 31, 2015, the Company has received all required entitlements, which allow it to develop a multi-family building up to 450,000 square feet on the property. The property will be contributed to the joint venture upon commencement of construction, which is anticipated to occur in late 2015 or early 2016. The land and capitalized development costs were $19.5 million and $18.4 million at March 31, 2015 and December 31, 2014, respectively. For the three months ended March 31, 2015, the Company capitalized costs of $1.2 million related to this development, of which $260,000 were capitalized interest costs.

4. Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues, excluding recovery of operating expenses under these leases, are as follows as of March 31, 2015 (in thousands):

2015	$195,901
2016	204,638
2017	148,121
2018	103,655
2019	71,390
Thereafter	123,335

Total	$847,040

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $20.1 million and $21.0 million for the three months ended March 31, 2015 and 2014, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 3.3% of total leased square footage are subject to termination options, of which 1.3% of total leased square footage have termination options exercisable through December 31, 2015 (unaudited). In general, these leases provide for termination payments should the termination options be exercised. The future minimum rental revenues in the above table assume such options are not exercised.

5. Bank loans

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires May 1, 2019. The rate of interest charged on borrowings is based on the London Interbank Offered Rate (“LIBOR”) plus 0.875% to LIBOR plus 1.70% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.925%. In addition, the Company is required to pay an annual facility fee ranging from 0.125% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). The Company had no balance outstanding on the Credit Facility at March 31, 2015 and December 31, 2014. The Company had $942,000 and $1.0 million of unamortized commitment fees as of March 31, 2015 and December 31, 2014, respectively. The Credit Facility requires the Company to meet certain covenants, with all of which the Company was in compliance as of March 31, 2015. Interest on outstanding borrowings is payable monthly.

6. Mortgage note payable

The Company has one mortgage note payable with a fixed interest rate of 5.45%, secured by 4.8 million square feet of commercial properties with a net book value of $425.9 million. The interest is payable monthly, and the mortgage note payable has a maturity date of December, 2016. The Company had $250.0 million outstanding on the mortgage note payable as of March 31, 2015 and December 31, 2014.

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

At March 31, 2015, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. Combined with PS’s existing common stock ownership, on a fully converted basis, PS has a combined ownership of 42.2% (or 14.5 million shares) of the Company’s common equity.

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

The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under this contract were $147,000 and $166,000 for the three months ended March 31, 2015 and 2014, respectively.

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

Either the Company or PS can cancel the property management contract upon 60 days’ notice. Management fee expenses under the contract were $19,000 and $16,000 for the three months ended March 31, 2015 and 2014, respectively.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space, which are allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $117,000 and $108,000 for the three months ended March 31, 2015 and 2014, respectively.

The Company had net amounts due to PS of $86,000 at March 31, 2015 and due from PS of $166,000 at December 31, 2014, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

9. Shareholders’ equity

Preferred stock

As of March 31, 2015 and December 31, 2014, the Company had the following series of preferred stock outstanding:

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

The Company paid $15.1 million in distributions to its preferred shareholders for each of the three months ended March 31, 2015 and 2014.

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At March 31, 2015, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. The Company had $31.8 million of deferred costs in connection with the issuance of preferred stock as of March 31, 2015 and December 31, 2014, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock

No shares of common stock were repurchased under the board approved common stock repurchase program during either of the three months ended March 31, 2015 and 2014.

The Company paid $13.5 million ($0.50 per common share) and $13.4 million ($0.50 per common share) in distributions to its common shareholders for the three months ended March 31, 2015 and 2014, respectively.

Equity stock

In addition to common and preferred stock, the Company is authorized to issue 100.0 million shares of Equity Stock. The Articles of Incorporation provide that Equity Stock may be issued from time to time in one or more series and give the Board of Directors broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Stock.

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

No options were granted for the three months ended March 31, 2015 and 2014.

The weighted average grant date fair value of restricted stock unit granted during the three months ended March 31, 2015 was $83.47. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant. No restricted stock units were granted for the three months ended March 31, 2014.

At March 31, 2015, there was a combined total of 856,000 options and restricted stock units authorized to be granted.

Information with respect to outstanding options and nonvested restricted stock units granted under the 2003 Plan and 2012 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2014	341,852	$57.11
Granted	—	$—
Exercised	(15,500)	$50.63
Forfeited	—	$—

Outstanding at March 31, 2015	326,352	$57.42	5.29 Years	$8,361

Exercisable at March 31, 2015	261,499	$53.77	4.67 Years	$7,654

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2014	35,170	$65.62
Granted	66,506	$83.47
Vested	(21,184)	$76.73
Forfeited	(2,230)	$69.87

Nonvested at March 31, 2015	78,262	$77.66

Effective March, 2014, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2014-2017 (“2014 LTEIP”), with certain employees of the Company. Under the 2014 LTEIP, the Company established three levels of targeted restricted stock unit awards for certain employees, which would be earned only if the Company achieved one of three defined targets during 2014 to 2017. Under the 2014 LTEIP there is an annual award following the end of each of the four years in the program, with the award subject to and based on the achievement of one of three defined targets during the previous year as well as an award based on achieving one of three defined targets during the cumulative four-year period 2014-2017. In the event the minimum defined target is not achieved for an annual award, the shares allocated to be awarded for such year are added to the shares that may be received if the four-year target is achieved. All restricted stock unit awards under the 2014 LTEIP vest in four equal annual installments beginning from the date of award. Up to 85,542 restricted stock units would be granted for each of the four years assuming achievement was met and up to 85,542 restricted stock units would be granted for the cumulative four-year period assuming achievement was met.

Compensation expense is recognized based on the shares expected to be awarded based on the target level that is expected to be achieved. Net compensation expense of $2.1 million and $858,000 related to the 2014 LTEIP was recognized during the three months ended March 31, 2015 and 2014, respectively.

The 2014 LTEIP targets for 2014 were achieved. As such, 66,506 restricted stock units were granted during the three months ended March 31, 2015 at a weighted average grant date fair value of $83.47.

Included in the Company’s consolidated statements of income for the three months ended March 31, 2015 and 2014, was $128,000 and $122,000, respectively, in net compensation expense related to stock options. Excluding the 2014 LTEIP amortization of $2.1 million and $858,000, respectively, net compensation expense of $107,000 and $175,000 related to restricted stock units was recognized during the three months ended March 31, 2015 and 2014, respectively. During the first quarter of 2014, the Company recognized one month of compensation expense related to the 2014 LTEIP based on the timing of the plan’s implementation, while the first quarter of 2015 includes a full quarter of expense.

As of March 31, 2015, there was $409,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 3.1 years. As of March 31, 2015, there was $26.1 million (includes $24.6 million from the 2014 LTEIP) of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 4.9 years.

Cash received from 15,500 stock options exercised during the three months ended March 31, 2015 was $785,000. Cash received from 40,973 stock options exercised during the three months ended March 31, 2014 was $2.0 million. The aggregate intrinsic value of the stock options exercised was $439,000 and $1.4 million during the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015, 21,184 restricted stock units vested (16,634 related to the 2014 LTEIP); in settlement of these units, 13,224 shares were issued (10,495 related to the 2014 LTEIP), net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the three months ended March 31, 2015 was $1.7 million ($1.3 million related to the 2014 LTEIP). During the three months ended March 31, 2014, 8,430 restricted stock units vested; in settlement of these units, 5,341 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the three months ended March 31, 2014 was $708,000.

Subsequent to March 31, 2015, the shareholders of the Company approved the issuance of up to 130,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 8,000 shares issued upon retirement. The Company recognizes compensation expense over the requisite service period. As a result, included in the Company’s consolidated statements of income was $78,000 and $75,000 in compensation expense for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and 2014, there was $1.5 million and $1.4 million, respectively, of unamortized compensation expense related to these shares. No shares were issued during the three months ended March 31, 2015 and 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including but not limited to: (a) changes in general economic and business conditions; (b) decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases; (c) tenant defaults; (d) the effect of the recent credit and financial market conditions; (e) our failure to maintain our status as a real estate investment trust (“REIT”); (f) the economic health of our tenants; (g) increases in operating costs; (h) casualties to our properties not covered by insurance; (i) the availability and cost of capital; (j) increases in interest rates and its effect on our stock price; and (k) other factors discussed under the heading “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.

Overview

As of March 31, 2015, the Company owned and operated 28.4 million rentable square feet of multi-tenant flex, industrial and office properties concentrated primarily in six states. All operating metrics discussed in this section as of and for the three months ended March 31, 2015 and 2014 exclude assets held for sale or sold. Management believes excluding the results of such assets provides the most relevant perspective on the ongoing operations of the Company. Please refer to “Part I, Item 1. Financial Statements” included in this Quarterly Report on Form 10-Q for financial metrics that include results from assets held for sale or sold.

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

During the first three months of 2015, the Company executed leases comprising 2.1 million square feet of space including 1.1 million square feet of renewals of existing leases and 931,000 square feet of new leases. Overall, the change in rental rates for the Company continued to improve. See further discussion of operating results below.

Critical Accounting Policies and Estimates: Our accounting policies are described in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q. We believe our most critical accounting policies relate to revenue recognition, property acquisitions, allowance for doubtful accounts, impairment of long-lived assets, depreciation, accruals of operating expenses and accruals for contingencies, each of which are more fully described in “Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2014.

Effect of Economic Conditions on the Company’s Operations: During the first three months of 2015, most markets reflected signs of improving occupancy and rental rates. Overall, new rental rates for the Company improved over expiring rental rates on executed leases as economic conditions continue to improve. However, the Virginia and Maryland markets were slower to recover than other markets as the Company continues to see rental rate declines and modest growth in occupancy. Current and future economic conditions and competition will continue to have an impact on the Company, potentially resulting in further reductions in occupancy and rental rates.

Tenant Credit Risk: The Company historically has experienced a low level of write-offs of uncollectable rents, but there is inherent uncertainty in a tenant’s ability to continue paying rent and meet its full lease obligation. The table below summarizes the impact to the Company from tenants’ inability to pay rent or continue to meet their lease obligations (in thousands):

	For The Three Months Ended March 31,

	2015	2014
Write-offs of uncollectible rent	$191	$161
Write-offs as a percentage of rental income	0.2%	0.2%
Square footage of leases terminated prior to their scheduled expiration due to business failures/bankruptcies	179	87
Accelerated depreciation and amortization related to unamortized tenant improvements and lease commissions associated with early terminations	$163	$191

As of April 27, 2015, the Company had 54,000 square feet of leased space occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, tenants contact us, requesting early termination of their lease, reductions in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.

Company Performance and Effect of Economic Conditions on Primary Markets: The Company’s operations are substantially concentrated in eight regions. During the three months ended March 31, 2015, initial rental rates on new and renewed leases within the Company’s total portfolio increased 4.9% over expiring rents, a significant improvement from the year ended December 31, 2014, in which initial rental rates on new and renewed leases increased by 0.5%. The Company’s Same Park (defined below) occupancy rate at March 31, 2015 was 92.4%, compared to 91.8% at March 31, 2014. The Company’s total portfolio occupancy rate at March 31, 2015 was 91.4%, compared to 90.8% at March 31, 2014. Each of the eight regions in which the Company owns assets is subject to its own unique market influences. See “Supplemental Property Data and Trends” below for more information on regional operating data.

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

As of March 31, 2015, the blended occupancy rate of the nine assets acquired during 2013 and 2014 was 79.9% compared to a blended occupancy rate of 66.1% at the time of acquisition. As of March 31, 2015, the Company had 444,000 square feet of vacant space spread over these acquisitions, which we believe provides the Company with considerable opportunity to generate additional rental income given that the Company’s Same Park assets in these same submarkets have a weighted average occupancy of 93.5% at March 31, 2015. The table below contains the assets acquired from 2013 to 2014 (dollars and square feet in thousands):

				Square	Occupancy at	Occupancy at
Property	Date Acquired	Location	Purchase Price	Feet	Acquisition	March 31, 2015
Charcot Business Park II	December, 2014	San Jose, California	$16,000	119	96.7%	94.0%
McNeil 1	November, 2014	Austin, Texas	10,550	246	53.3%	53.3%
Springlake Business Center II	August, 2014	Dallas, Texas	5,148	145	35.4%	41.4%
Arapaho Business Park 9	July, 2014	Dallas, Texas	1,134	19	100.0%	100.0%
MICC — Center 23	July, 2014	Miami, Florida	12,725	149	0.0%	100.0%
Bayshore Corporate Commons	December, 2013	San Mateo, California	60,500	340	81.8%	79.1%
Valwood Business Park	November, 2013	Dallas, Texas	12,425	245	83.5%	94.2%
Dallas Flex Portfolio	October, 2013	Dallas, Texas	27,900	559	72.1%	81.1%
Arapaho Business Park	July, 2013	Dallas, Texas	14,750	389	66.5%	88.4%

Total			$161,132	2,211	66.1%	79.9%

On February 27, 2015, as part of an eminent domain process with the Central Puget Sound Regional Transit Authority, the Company sold five buildings, totaling 82,000 square feet, at the Company’s Overlake Business Park located in Redmond, Washington, for $13.9 million, which resulted in a net gain of $4.8 million.

On February 13, 2015, the Company completed the sale of Milwaukie Business Park located in Milwaukie, Oregon, for net proceeds of $10.6 million, which resulted in a net gain of $7.6 million. The park consists of six multi-tenant flex buildings aggregating 102,000 square feet.

The five buildings at the Company’s Overlake Business Park, Milwaukie Business Park, as well as a 23,000 square foot park in Tempe, Arizona, had been classified as properties held for disposition as of December 31, 2014, while the 23,000 square foot asset in Tempe, Arizona continued to be classified as property held for disposition as of March 31, 2015.

The Company has a 125,000 square foot building located in Northern Virginia classified as land and building held for development. The Company has entered into a joint venture, in which it will maintain a 95.0% economic interest, with a real estate development company to pursue a multi-family development of this property. During the entitlement phase, all costs related to the pre-development are split evenly between the Company and its joint venture partner. As of March 31, 2015, the Company has received all required entitlements, which allow it to develop a multi-family building up to 450,000 square feet on the property. The property will be contributed to the joint venture upon commencement of construction, which is anticipated to occur in late 2015 or early 2016. The land and capitalized development costs were $19.5 million and $18.4 million at March 31, 2015 and December 31, 2014, respectively. For the three months ended March 31, 2015, the Company capitalized costs of $1.2 million related to this development, of which $260,000 were capitalized interest costs.

Scheduled Lease Expirations: In addition to the 2.4 million square feet, or 8.6%, of space available in our total portfolio as of March 31, 2015, 1,602 leases representing 20.0% of the leased square footage of our total portfolio or 18.8% of annualized rental income are scheduled to expire during the remainder of 2015. Our ability to re-lease available space will depend upon market conditions in the specific submarkets in which our properties are located. As a result, we cannot predict with certainty the rate at which expiring leases will be re-leased.

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

Net Operating Income: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income (defined as “NOI” for purposes of the following tables), are summarized for the three months ended March 31, 2015 and 2014. NOI is a non-GAAP financial measure. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them, as well as the investor, the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from NOI as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. As part of the tables below, we have reconciled total NOI to net income, which we consider the most directly comparable financial measure calculated in accordance with GAAP.

In order to provide a meaningful period-to-period comparison, the tables below exclude amortization of the Senior Management Long-Term Equity Incentive Plan (“2014 LTEIP”) in cost of operations (for field leadership) and general and administrative expenses (for executive management).

Concentration of Portfolio by Region: The table below reflects the Company’s square footage based on regional concentration as of March 31, 2015, excluding assets held for sale or sold. As part of the table below, we have reconciled total NOI to net income (in thousands):

Region	Square Footage	Percent of Square Footage	NOI For The Three Months Ended March 31, 2015	Percent of NOI

California
Northern California	7,612	26.9%	$14,168	23.2%
Southern California	3,988	14.1%	9,630	15.8%
Texas
Northern Texas	3,125	11.0%	4,940	8.1%
Southern Texas	1,963	6.9%	3,309	5.4%
Virginia	4,040	14.3%	12,919	21.2%
Florida	3,866	13.6%	5,783	9.5%
Maryland	2,352	8.3%	7,645	12.5%
Washington	1,390	4.9%	2,607	4.3%

Total	28,336	100.0%	$61,001	100.0%

Reconciliation of NOI to net income
Total NOI			$61,001
Other income and (expenses):
NOI from assets held for sale or sold			300
2014 LTEIP amortization:
Cost of operations			(732)
General and administrative			(1,358)
Facility management fees			147
Interest and other income			107
Interest and other expenses			(3,323)
Depreciation and amortization			(26,233)
General and administrative			(2,041)
Gain on sale of real estate facilities			12,487

Net income			$40,355

Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of March 31, 2015, excluding assets held for sale. The Company analyzes this concentration to minimize significant industry exposure risk.

Industry	Percent of Annualized Rental Income

Business services	17.3%
Government	10.5%
Computer hardware, software and related services	10.3%
Warehouse, distribution, transportation and logistics	10.0%
Health services	9.7%
Retail, food, and automotive	6.4%
Engineering and construction	6.3%
Insurance and financial services	5.0%
Home furnishings	3.1%
Electronics	2.8%
Aerospace/defense products and services	2.8%
Communications	2.2%
Educational services	1.7%
Other	11.9%

Total	100.0%

The information below depicts the Company’s top 10 customers by annualized rental income as of March 31, 2015, excluding assets held for sale (in thousands):

Tenants	Square Footage	Annualized Rental Income (1)	Percent of Annualized Rental Income

US Government	847	$20,599	5.7%
Kaiser Permanente	199	4,480	1.2%
Lockheed Martin Corporation	168	4,206	1.2%
Keeco, L.L.C.	460	3,313	0.9%
Luminex Corporation	185	3,028	0.8%
Wells Fargo	118	2,305	0.6%
Salient Federal Solutions, Inc.	58	1,899	0.5%
Raytheon	80	1,829	0.5%
Investorplace Media, LLC	46	1,715	0.5%
Inova Health Care Services	63	1,682	0.5%

Total	2,224	$45,056	12.4%

(1)	For leases expiring prior to December 31, 2015, annualized rental income represents income to be received under existing leases from April 1, 2015 through the date of expiration.

Comparative Analysis of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

Results of Operations: In order to evaluate the performance of the Company’s portfolio over comparable periods, management analyzes the operating performance of properties owned and operated throughout both periods (herein referred to as “Same Park”). The Same Park portfolio includes all operating properties owned or acquired prior to January 1, 2013, excluding 23,000 square feet of assets held for sale as of March 31, 2015. Therefore, Same Park rental income and cost of operations amounts exclude such assets. Operating properties that the Company acquired subsequent to January 1, 2013 are referred to as “Non-Same Park.” For the three months ended March 31, 2015 and 2014, the Same Park facilities constitute 26.1 million rentable square feet, representing 91.9% of the 28.4 million square feet in the Company’s total portfolio as of March 31, 2015.

The following table presents the operating results of the Company’s properties for the three months ended March 31, 2015 and 2014 in addition to other income and expenses items affecting net income (in thousands, except per square foot data):

	For The Three Months Ended March 31,

	2015	2014	Change
Rental income:
Same Park (26.1 million rentable square feet)	$86,211	$85,113	1.3%
Non-Same Park (2.2 million rentable square feet)	5,708	3,950	44.5%

Total rental income	91,919	89,063	3.2%

Cost of operations:
Same Park	28,631	28,981	(1.2%)
Non-Same Park	2,287	1,627	40.6%

Total cost of operations	30,918	30,608	1.0%

Net operating income
Same Park	57,580	56,132	2.6%
Non-Same Park	3,421	2,323	47.3%

Total net operating income	61,001	58,455	4.4%

Other income and (expenses):
NOI from assets held for sale or sold (1)	300	3,751	(92.0%)
2014 LTEIP amortization:
Cost of operations	(732)	(329)	122.5%
General and administrative	(1,358)	(529)	156.7%
Facility management fees	147	166	(11.4%)
Other income and expenses	(3,216)	(3,314)	(3.0%)
Depreciation and amortization	(26,233)	(28,441)	(7.8%)
General and administrative	(2,041)	(1,958)	4.2%
Gain on sale of real estate facilities	12,487	—	100.0%

Net income	$40,355	$27,801	45.2%

Same Park gross margin (2)	66.8%	65.9%	1.4%
Same Park weighted average occupancy	92.5%	91.8%	0.8%
Non-Same Park weighted average occupancy	79.0%	74.2%	6.5%
Same Park annualized realized rent per square foot (3)	$14.27	$14.20	0.5%

(1)	The Company sold one business park located in Milwaukie, Oregon, on February 13, 2015 and five buildings located in Redmond, Washington, on February 27, 2015. Combined with the business parks in Beaverton, Oregon, and Phoenix, Arizona, sold in 2014 and the asset held for sale in Tempe, Arizona, these assets generated rental income of $396,000 for the three months ended March 31, 2015 compared to $6.3 million for the three months ended March 31, 2014. Cost of operations for the assets held for sale or sold was $96,000 for the three months ended March 31, 2015 compared to $2.5 million for the three months ended March 31, 2014.
(2)	Computed by dividing Same Park NOI by Same Park rental income.
(3)	Represents the annualized Same Park rental income earned per occupied square foot.

Supplemental Property Data and Trends: NOI is summarized for the three months ended March 31, 2015 and 2014 by region below. See above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following table summarizes the Same Park and Non-Same Park operating results by region for the three months ended March 31, 2015 and 2014. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2013, and the impact of such is included in Non-Same Park facilities in the table below. As part of the table below, we have reconciled total NOI to net income (in thousands):

Three Months Ended March 31, 2015 and 2014:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	March 31,	March 31,	Increase	March 31,	March 31,	Increase	March 31,	March 31,	Increase
Region	2015	2014	(Decrease)	2015	2014	(Decrease)	2015	2014	(Decrease)
Same Park
Northern California	$17,897	$17,045	5.0%	$5,170	$4,918	5.1%	$12,727	$12,127	4.9%
Southern California	14,327	13,857	3.4%	4,697	4,457	5.4%	9,630	9,400	2.4%
Northern Texas	4,691	4,575	2.5%	1,530	1,447	5.7%	3,161	3,128	1.1%
Southern Texas	5,073	4,766	6.4%	1,834	1,670	9.8%	3,239	3,096	4.6%
Virginia	20,208	20,605	(1.9%)	7,289	7,351	(0.8%)	12,919	13,254	(2.5%)
Florida	8,157	8,496	(4.0%)	2,505	2,622	(4.5%)	5,652	5,874	(3.8%)
Maryland	12,304	12,782	(3.7%)	4,659	5,469	(14.8%)	7,645	7,313	4.5%
Washington	3,554	2,987	19.0%	947	1,047	(9.6%)	2,607	1,940	34.4%

Total Same Park	86,211	85,113	1.3%	28,631	28,981	(1.2%)	57,580	56,132	2.6%

Non-Same Park
Northern California	2,326	1,918	21.3%	885	641	38.1%	1,441	1,277	12.8%
Northern Texas	2,913	2,032	43.4%	1,134	986	15.0%	1,779	1,046	70.1%
Southern Texas	220	—	100.0%	150	—	100.0%	70	—	100.0%
Florida	249	—	100.0%	118	—	100.0%	131	—	100.0%

Total Non-Same Park	5,708	3,950	44.5%	2,287	1,627	40.6%	3,421	2,323	47.3%

Total	$91,919	$89,063	3.2%	$30,918	$30,608	1.0%	$61,001	$58,455	4.4%

Reconciliation of NOI to net income
Total NOI							$61,001	$58,455	4.4%
Other income and (expenses):
NOI from assets held for sale or sold							300	3,751	(92.0%)
2014 LTEIP amortization:
Cost of operations							(732)	(329)	122.5%
General and administrative							(1,358)	(529)	156.7%
Facility management fees							147	166	(11.4%)
Other income and expenses							(3,216)	(3,314)	(3.0%)
Depreciation and amortization							(26,233)	(28,441)	(7.8%)
General and administrative							(2,041)	(1,958)	4.2%
Gain on sale of real estate facilities							12,487	—	100.0%

Net income							$40,355	$27,801	45.2%

The following table summarizes Same Park weighted average occupancy rates and annualized realized rent per square foot by region for the three months ended March 31, 2015 and 2014.

Three Months Ended March 31, 2015 and 2014:

				Annualized Realized
	Weighted Average Occupancy Rates			Rent Per Square Foot
Region	2015	2014	Change	2015	2014	Change
Northern California	95.3%	93.3%	2.1%	$10.50	$10.21	2.8%
Southern California	92.8%	92.9%	(0.1%)	$15.50	$14.98	3.5%
Northern Texas	91.9%	90.6%	1.4%	$11.54	$11.41	1.1%
Southern Texas	92.8%	93.1%	(0.3%)	$12.73	$11.92	6.8%
Virginia	90.6%	89.3%	1.5%	$22.08	$22.84	(3.3%)
Florida	90.9%	97.7%	(7.0%)	$9.65	$9.35	3.2%
Maryland	88.7%	87.3%	1.6%	$23.59	$24.91	(5.3%)
Washington	94.1%	79.5%	18.4%	$10.87	$10.75	1.1%
Total Same Park	92.5%	91.8%	0.8%	$14.27	$14.20	0.5%

Rental Income: Rental income increased $2.9 million from $89.1 million for the three months ended March 31, 2014 to $91.9 million for the three months ended March 31, 2015 as a result of a $1.8 million increase in rental income from Non-Same Park facilities combined with an increase in rental income from the Same Park portfolio of $1.1 million, or 1.3%. The Same Park increase was due to an increase in occupancy and rental rates, while the Non-Same Park increase was due to a combination of an increase in occupancy and the acquisition of additional parks during the latter half of 2014. Including the assets held for sale or sold, rental income decreased $3.0 million from $95.3 million for the three months ended March 31, 2014 to $92.3 million for the three months ended March 31, 2015.

Facility Management Fees: Facility management fees, derived from Public Storage (“PS”), account for a small portion of the Company’s revenues. During the three months ended March 31, 2015, $147,000 of revenue was recognized from facility management fees compared to $166,000 for the same period in 2014.

Cost of Operations: Cost of operations increased $310,000, or 1.0%, from $30.6 million for the three months ended March 31, 2014 to $30.9 million for the three months ended March 31, 2015 as a result of an increase in the Non-Same Park facilities of $660,000 partially offset by a decrease in the Same Park portfolio of $350,000, or 1.2%. The Same Park decrease was a result of lower utility costs for the first three months in 2015 compared to the same period in 2014. Including the 2014 LTEIP amortization and assets held for sale or sold, cost of operations decreased $1.7 million from $33.4 million for the three months ended March 31, 2014 to $31.7 million for the three months ended March 31, 2015.

Depreciation and Amortization Expense: Depreciation and amortization expense was $26.2 million for the three months ended March 31, 2015 compared to $28.4 million for the same period in 2014. The decrease in depreciation and amortization expense was due to the disposition of assets, partially offset by 2014 acquisitions.

General and Administrative Expenses: For the three months ended March 31, 2015, general and administrative expenses decreased $83,000, or 4.2%, over the same period in 2014. Including the 2014 LTEIP amortization, for the three months ended March 31, 2015, general and administrative expense increased $912,000, or 36.7%, over the same period in 2014. During the first quarter of 2014, the Company recognized one month of compensation expense related to the 2014 LTEIP based on the timing of the plan’s implementation, while the first quarter of 2015 includes a full quarter of expense.

Gain on Sale of Real Estate Facilities: The Company recorded a combined net gain of $12.5 million related to the sales noted on page 20.

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $5.4 million and $2.7 million of allocated income to common unit holders for the three months ended March 31, 2015 and 2014, respectively. The increase was due to the gain on sale of real estate facilities of $12.5 million, partially offset by a decrease in NOI from assets held for sale or sold and three months of 2014 LTEIP amortization expense recognized during the first quarter of 2015, compared to one month of 2014 LTEIP amortization expense recognized during the same period in 2014.

Liquidity and Capital Resources

Cash and cash equivalents increased $35.6 million from $152.5 million at December 31, 2014 to $188.0 million at March 31, 2015 for the reasons noted below.

Net cash provided by operating activities for the three months ended March 31, 2015 and 2014 was $54.3 million and $55.3 million, respectively. The decrease of $1.1 million in net cash provided by operating activities was primarily due to a decrease in NOI from asset dispositions of $3.5 million, partially offset by a $2.5 million increase in NOI from both the Same Park and Non-Same Park portfolios. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital expenditures, debt service requirements and distributions to shareholders for the foreseeable future.

Net cash provided by investing activities was $12.7 million for the three months ended March 31, 2015 compared to net cash used in investing activities of $10.9 million for the three months ended March 31, 2014. The change was primarily due to net proceeds of $24.5 million received from the sale of assets located in Redmond, Washington and Milwaukie, Oregon, partially offset by an increase in cash paid related to the multi-family development project and an increase in capital improvements.

Net cash used in financing activities was $31.5 million and $30.2 million for the three months ended March 31, 2015 and 2014, respectively.

The Company had an outstanding mortgage note payable of $250.0 million at March 31, 2015 and December 31, 2014. See Notes 5 and 6 to the consolidated financial statements for a summary of the Company’s outstanding borrowings as of March 31, 2015.

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires May 1, 2019. The rate of interest charged on borrowings is based on the London Interbank Offered Rate (“LIBOR”) plus 0.875% to LIBOR plus 1.70% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.925%. In addition, the Company is required to pay an annual facility fee ranging from 0.125% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). The Company had no balance outstanding on the Credit Facility at March 31, 2015 and December 31, 2014. The Company had $942,000 and $1.0 million of unamortized commitment fees as of March 31, 2015 and December 31, 2014, respectively. The Credit Facility requires the Company to meet certain covenants, with all of which the Company was in compliance March 31, 2015. Interest on outstanding borrowings is payable monthly.

The Company’s preferred equity outstanding decreased from 25.1% of its market capitalization at December 31, 2014 to 24.3% at March 31, 2015 primarily due to an increase in stock price from $79.54 at December 31, 2014 to $83.04 at March 31, 2015. As of March 31, 2015, the Company had one fixed-rate mortgage note totaling $250.0 million, which represented 6.1% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding debt and (3) the total number of common shares and common units outstanding at March 31, 2015, multiplied by the closing price of the stock on that date. The interest rate for the mortgage note is 5.45% per annum. The Company had 21.5% of its properties, in terms of net book value, encumbered at March 31, 2015.

The Company focuses on retaining cash for reinvestment, as we believe this provides us the greatest level of financial flexibility. While operating results have been negatively impacted by the slow economic conditions, we believe it is likely that as the economy recovers and operating fundamentals improve, additional increases in distributions to the Company’s common shareholders will be required. Going forward, the Company will continue to monitor its taxable income and the corresponding dividend requirements. During the first quarter of 2014, the Company increased its quarterly dividend from $0.44 per common share to $0.50 per common share, increasing quarterly distributions by approximately $2.0 million per quarter.

Repurchase of Common Stock: No shares of common stock were repurchased under the board approved common stock repurchase program during the three months ended March 31, 2015 or the year ended December 31, 2014.

Capital Expenditures: The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the three months ended March 31, 2015 and 2014, the Company expended $9.5 million and $9.7 million, respectively, in recurring capital expenditures, or $0.34 and $0.32 per weighted average square foot owned, respectively. Tenant improvement amounts exclude those amounts reimbursed by the tenants. Nonrecurring capital improvements include property renovations and expenditures related to repositioning acquisitions. The following table depicts capital expenditures (in thousands):

	For The Three Months
	Ended March 31,
	2015	2014
Recurring capital expenditures
Capital improvements	$1,117	$1,247
Tenant improvements	6,800	5,190
Lease commissions	1,568	3,260

Total recurring capital expenditures	9,485	9,697

Nonrecurring capital improvements	1,087	530

Total capital expenditures	$10,572	$10,227

Capital expenditures on a per square foot owned basis are as follows:

	For The Three Months
	Ended March 31,
	2015	2014
Recurring capital expenditures
Capital improvements	$0.04	$0.04
Tenant improvements	0.24	0.17
Lease commissions	0.06	0.11

Total recurring capital expenditures	0.34	0.32

Nonrecurring capital improvements	0.04	0.02

Total capital expenditures	$0.38	$0.34

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

The Company’s funding strategy has been to primarily use permanent capital, including common and preferred stock, along with internally generated retained cash flows to meet its liquidity needs. In addition, the Company may sell properties that no longer meet its investment criteria. From time to time, the Company may use its Credit Facility or other forms of debt to facilitate real estate acquisitions or other capital allocations. The Company targets a minimum ratio of FFO to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest while preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the three months ended March 31, 2015, the FFO to fixed charges and preferred distributions coverage ratio was 3.1 to 1.0, excluding the charge for the issuance costs related to the redemption of preferred equity.

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

FFO for the Company is computed as follows (in thousands, except per share data):

	For The Three Months Ended March 31,
	2015	2014
Net income allocable to common shareholders	$19,771	$9,940
Gain on sale of real estate facilities	(12,487)	—
Depreciation and amortization	26,233	28,441
Net income allocable to noncontrolling interests — common units	5,364	2,703
Net income allocable to restricted stock unit holders	98	36

FFO allocable to common and dilutive shares	38,979	41,120

FFO allocated to noncontrolling interests — common units	(8,281)	(8,777)
FFO allocated to restricted stock unit holders	(175)	(67)

FFO allocated to common shares	$30,523	$32,276

Weighted average common shares outstanding	26,925	26,863
Weighted average common Operating Partnership units outstanding	7,305	7,305
Weighted average restricted stock units outstanding	89	56
Weighted average common share equivalents outstanding	99	98

Total common and dilutive shares	34,418	34,322

Net income per common share — diluted	$0.73	$0.37
Gain on sale of real estate facilities (1)	(0.36)	—
Depreciation and amortization (1)	0.76	0.83

FFO per common and dilutive shares (1)	$1.13	$1.20

(1)	Per share amounts are computed using additional dilutive shares related to noncontrolling interests and restricted stock units.

FFO allocable to common and dilutive shares decreased $2.1 million for the three months ended March 31, 2015 compared to the same period in 2014. The decrease in FFO was primarily the result of a $3.5 million decrease in NOI resulting from asset dispositions and a $1.2 million increase in 2014 LTEIP amortization. During the first quarter of 2014, the Company recognized one month of compensation expense related to the 2014 LTEIP based on the timing of the plan’s implementation, while the first quarter of 2015 includes a full quarter of expense. These decreases were partially offset by a $2.5 million increase in NOI from both the Same Park and Non-Same Park portfolios.

Related Party Transactions: Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 42.2% (or 14.5 million shares) of the outstanding shares of the Company’s common stock at March 31, 2015. As of March 31, 2015, PS owned 26.6% of the Operating Partnership (100.0% of the common units not owned by the Company). Ronald L. Havner, Jr., the Company’s chairman, is also the Chairman of the Board, Chief Executive Officer and President of PS. Gary E. Pruitt, an independent director of the Company is also a trustee of PS.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space. The administrative services include investor relations, legal, corporate tax and information systems, which were allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $117,000 and $108,000 for the three months ended March 31, 2015 and 2014, respectively. In addition, the Company provides property management services for properties owned by PS for a management fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under a management contract with PS totaled $147,000 and $166,000 for the three months ended March 31, 2015 and 2014, respectively. PS also provides property management services for the self-storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contract with PS totaled $19,000 and $16,000 for the three months ended March 31, 2015 and 2014, respectively.

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

Contractual Obligations: The Company is scheduled to pay cash dividends of $60.5 million per year on its preferred equity outstanding as of March 31, 2015. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares and units of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. As a result, the Company’s debt as a percentage of total equity (based on book values) was 13.0% as of March 31, 2015.

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. See Notes 2, 5 and 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the terms, valuations and approximate principal maturities of the Company’s indebtedness, including the mortgage note payable and Credit Facility. Based on borrowing rates currently available to the Company, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2015, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is neither subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

During the three months ended March 31, 2015, there were no shares of the Company’s common stock repurchased. As of March 31, 2015, 1,614,721 shares remain available for purchase under the program.

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

Dated: May 1, 2015

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