Form 10-Q
period 2015-09-30
PS BUSINESS PARKS INC/CA
filed 2015-10-30
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

Yes ☐ No ☒

As of October 26, 2015, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 27,013,685.

PS BUSINESS PARKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Cash and cash equivalents	$252,142	$152,467

Real estate facilities, at cost:
Land	793,569	793,569
Buildings and improvements	2,209,219	2,182,993
	3,002,788	2,976,562
Accumulated depreciation	(1,059,561)	(991,497)
	1,943,227	1,985,065
Properties held for disposition, net	—	25,937
Land and building held for development	27,251	24,442
	1,970,478	2,035,444
Rent receivable, net	3,788	2,838
Deferred rent receivable, net	28,147	26,050
Other assets	9,982	10,315

Total assets	$2,264,537	$2,227,114

LIABILITIES AND EQUITY

Accrued and other liabilities	$80,662	$68,905
Preferred stock called for redemption	75,000	—
Mortgage note payable	250,000	250,000
Total liabilities	405,662	318,905
Commitments and contingencies
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
36,800 and 39,800 shares issued and outstanding at
September 30, 2015 and December 31, 2014, respectively	920,000	995,000
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,013,685 and 26,919,161 shares issued and outstanding at
September 30, 2015 and December 31, 2014, respectively	268	268
Paid-in capital	719,282	709,008
Cumulative net income	1,346,420	1,244,946
Cumulative distributions	(1,326,950)	(1,235,941)
Total PS Business Parks, Inc.’s shareholders’ equity	1,659,020	1,713,281
Noncontrolling interests:
Common units	199,855	194,928
Total noncontrolling interests	199,855	194,928
Total equity	1,858,875	1,908,209
Total liabilities and equity	$2,264,537	$2,227,114

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$93,322	$95,627	$278,585	$284,934
Facility management fees	130	164	410	495
Total operating revenues	93,452	95,791	278,995	285,429
Expenses:
Cost of operations	30,448	33,102	92,251	98,081
Depreciation and amortization	25,985	26,811	79,243	83,547
General and administrative	3,276	3,078	10,172	8,928
Total operating expenses	59,709	62,991	181,666	190,556
Other income and (expense):
Interest and other income	154	90	406	247
Interest and other expense	(3,368)	(3,412)	(10,029)	(10,191)
Total other income and (expense)	(3,214)	(3,322)	(9,623)	(9,944)
Gain on sale of real estate facilities	15,748	—	28,235	—
Net income	$46,277	$29,478	$115,941	$84,929

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests—common units	$6,087	$3,058	$14,467	$8,430
Total net income allocable to noncontrolling interests	6,087	3,058	14,467	8,430
Net income allocable to PS Business Parks, Inc.:
Preferred shareholders	17,609	15,122	47,853	45,366
Restricted stock unit holders	97	30	237	99
Common shareholders	22,484	11,268	53,384	31,034
Total net income allocable to PS Business Parks, Inc.	40,190	26,420	101,474	76,499
Net income	$46,277	$29,478	$115,941	$84,929

Net income per common share:
Basic	$0.83	$0.42	$1.98	$1.15
Diluted	$0.83	$0.42	$1.97	$1.15

Weighted average common shares outstanding:
Basic	26,985	26,914	26,956	26,892
Diluted	27,049	27,003	27,034	26,988

Dividends declared per common share	$0.60	$0.50	$1.60	$1.50

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Unaudited, in thousands, except share data)

								Total PS
								Business Parks,
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity	Interests	Equity
Balances at December 31, 2014	39,800	$995,000	26,919,161	$268	$709,008	$1,244,946	$(1,235,941)	$1,713,281	$194,928	$1,908,209
Redemption of preferred stock,
net of costs	(3,000)	(75,000)	—	—	2,487	—	(2,487)	(75,000)	—	(75,000)
Exercise of stock options	—	—	78,790	—	3,987	—	—	3,987	—	3,987
Stock compensation, net	—	—	15,734	—	5,949	—	—	5,949	—	5,949
Net income	—	—	—	—	—	101,474	—	101,474	14,467	115,941
Distributions:
Preferred stock	—	—	—	—	—	—	(45,366)	(45,366)	—	(45,366)
Common stock	—	—	—	—	—	—	(43,156)	(43,156)	—	(43,156)
Noncontrolling interests	—	—	—	—	—	—	—	—	(11,689)	(11,689)
Adjustment to noncontrolling interests
in underlying operating partnership	—	—	—	—	(2,149)	—	—	(2,149)	2,149	—
Balances at September 30, 2015	36,800	$920,000	27,013,685	$268	$719,282	$1,346,420	$(1,326,950)	$1,659,020	$199,855	$1,858,875

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For The Nine Months
	Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$115,941	$84,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	79,243	83,547
In-place lease adjustment	(1,004)	(672)
Tenant improvement reimbursements net of lease incentives	(1,418)	(1,194)
Gain on sale of real estate facilities	(28,236)	—
Stock compensation	6,949	6,116
Increase in receivables and other assets	(4,258)	(1,200)
Increase in accrued and other liabilities	11,398	7,432
Total adjustments	62,674	94,029
Net cash provided by operating activities	178,615	178,958
Cash flows from investing activities:
Capital expenditures to real estate facilities	(35,067)	(38,666)
Capital expenditures to land and building held for development	(2,809)	(1,775)
Acquisition of real estate facilities	—	(18,842)
Proceeds from sale of real estate facilities	55,160	—
Net cash provided by (used in) investing activities	17,284	(59,283)
Cash flows from financing activities:
Proceeds from the exercise of stock options	3,987	3,054
Distributions paid to preferred shareholders	(45,366)	(45,366)
Distributions paid to noncontrolling interests—common units	(11,689)	(10,958)
Distributions paid to common shareholders	(43,156)	(40,351)
Net cash used in financing activities	(96,224)	(93,621)
Net increase in cash and cash equivalents	99,675	26,054
Cash and cash equivalents at the beginning of the period	152,467	31,481
Cash and cash equivalents at the end of the period	$252,142	$57,535

Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests—common units	$2,149	$1,472
Paid-in capital	$(2,149)	$(1,472)
Non-cash distributions related to the redemption of preferred stock:
Paid-in capital	$2,487	$—
Cumulative distributions	$(2,487)	$—
Preferred stock called for redemption:
Preferred stock called for redemption and reclassified to liabilities	$75,000	$—
Preferred stock called for redemption and reclassified from equity	$(75,000)	$—

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

1. Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of September 30, 2015, PSB owned 77.8%  of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units are owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and its subsidiaries, including the Operating Partnership are collectively referred to as the “Company.” Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 42.1%  (or 14.5 million shares) of the outstanding shares of the Company’s common stock.

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office and industrial space. As of September 30, 2015, the Company owned and operated 28.0 million rentable square feet of commercial space concentrated primarily in six states. The Company also manages 838,000 rentable square feet on behalf of PS.

References to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 at September 30, 2015 and December 31, 2014. Deferred rent receivable is net of an allowance for uncollectible accounts totaling $889,000 and $841,000 at September 30, 2015 and December 31, 2014, respectively.

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

As of September 30, 2015, the value of in-place leases resulted in net intangible assets of $1.8 million, net of $8.5 million of accumulated amortization with a weighted average amortization period of 8.5 years, and net intangible liabilities of $2.2 million, net of $8.6 million of accumulated amortization with a weighted average amortization period of 5.1 years. As of December 31, 2014, the value of in-place leases resulted in net intangible assets of $2.5 million, net of $7.8 million of accumulated amortization and net intangible liabilities of $3.9 million, net of $6.9 million of accumulated amortization.

The Company recorded net increases in rental income of $341,000 and $231,000 for the three months ended September 30, 2015 and 2014, respectively, and $1.0 million and $672,000 for the nine months ended September 30, 2015 and 2014,  respectively, due to the amortization of net intangible liabilities resulting from the above-market and below-market lease values.

Evaluation of asset impairment

The Company evaluates its assets used in operations for impairment by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the estimated undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At September 30, 2015, the Company did not consider any assets to be impaired.

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

The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of September 30, 2015, the Company did not recognize any tax benefit for uncertain tax positions.

Accounting for preferred equity issuance costs

The Company records issuance costs as a reduction to paid-in capital on its balance sheet at the time the preferred securities are issued and reflects the carrying value of the preferred equity at the stated value. Such issuance costs are recorded as non-cash preferred equity distributions at the time the Company notifies the holders of preferred stock of its intent to redeem such shares.

Net income allocation

Net income was allocated as follows (in thousands):

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Net income allocable to noncontrolling interests:
Noncontrolling interests—common units	$6,087	$3,058	$14,467	$8,430
Total net income allocable to noncontrolling interests	6,087	3,058	14,467	8,430
Net income allocable to PS Business Parks, Inc.:
Preferred shareholders
Distributions to preferred shareholders	15,122	15,122	45,366	45,366
Non-cash distributions related to the redemption of
preferred stock	2,487	—	2,487	—
Total net income allocable to preferred shareholders	17,609	15,122	47,853	45,366
Restricted stock unit holders	97	30	237	99
Common shareholders	22,484	11,268	53,384	31,034
Total net income allocable to PS Business Parks, Inc.	40,190	26,420	101,474	76,499
Net income	$46,277	$29,478	$115,941	$84,929

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

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Net income allocable to common shareholders	$22,484	$11,268	$53,384	$31,034
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	26,985	26,914	26,956	26,892
Net effect of dilutive stock compensation—based on
treasury stock method using average market price	64	89	78	96
Diluted weighted average common shares outstanding	27,049	27,003	27,034	26,988
Net income per common share—Basic	$0.83	$0.42	$1.98	$1.15
Net income per common share—Diluted	$0.83	$0.42	$1.97	$1.15

Options to purchase 46,000 for the three and nine months ended September 30, 2015 were not included in the computation of diluted net income per share because such options were considered anti-dilutive. Options to purchase 30,000 and 16,000 shares for the three and nine months ended September 30, 2014, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.

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

3. Real estate facilities

The activity in real estate facilities for the nine months ended September 30, 2015 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2014	$793,569	$2,182,993	$(991,497)	$1,985,065
Capital expenditures, net	—	37,372	—	37,372
Disposals	—	(10,701)	10,701	—
Depreciation and amortization	—	—	(79,243)	(79,243)
Transfer to properties held for disposition	—	(445)	478	33
Balances at September 30, 2015	$793,569	$2,209,219	$(1,059,561)	$1,943,227

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

On September 28, 2015, the Company completed the sale of McKellips Business Park located in Tempe, Arizona, aggregating 23,000 square feet, for net proceeds of $1.3 million, which resulted in a net gain of $759,000.

In July, 2015, the Company completed the sale of two business parks located in Sacramento, California, for net proceeds of $29.3 million, which resulted in a net gain of $15.0 million.  On July 24, 2015, the Company disposed of North Pointe Business Park, which consists of five multi-tenant flex buildings aggregating 213,000 square feet.  On July 31, 2015, the Company disposed of Northgate Business Park, which consists of 12 multi-tenant flex buildings comprising 154,000 square feet.

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

The Company has a 125,000 square foot building, which sits on a five-acre parcel of land within the Company’s Westpark Business Park in Tysons, Virginia, classified as land and building held for development. The Company previously entered into a joint venture, in which it has a 95.0% economic interest, with a real estate development company for the purpose of developing a 395-unit multi-family building on this site. Having obtained all the required entitlements and site plan approvals necessary to proceed with construction, subsequent to September 30, 2015, the Company contributed the property to the joint venture and commenced demolition and site preparation. The land and capitalized development costs were $21.2 million and $18.4 million at September 30, 2015 and December 31, 2014, respectively. For the nine months ended September 30, 2015, the Company capitalized costs of $2.8 million related to this development, of which $813,000 were capitalized interest costs.

4. Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues, excluding recovery of operating expenses under these leases, are as follows as of September 30, 2015 (in thousands):

2015	$70,249
2016	246,371
2017	181,827
2018	131,249
2019	89,435
Thereafter	157,220
Total	$876,351

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $19.5 million and $20.7 million for the three months ended September 30, 2015 and 2014, respectively, and $59.5 million and $61.5 million for the nine months ended September 30, 2015 and 2014, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 3.6% of total leased square footage are subject to termination options, of which 1.1% of total leased square footage have termination options exercisable through December 31, 2015 (unaudited). In general, these leases provide for termination payments should the termination options be exercised. The future minimum rental revenues in the above table assume such options are not exercised.

5. Bank loans

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires May 1, 2019. The rate of interest charged on borrowings is based on the London Interbank Offered Rate (“LIBOR”) plus 0.875% to LIBOR plus 1.70% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.925%. In addition, the Company is required to pay an annual facility fee ranging from 0.125% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). The Company had no balance outstanding on the Credit Facility at September 30, 2015 and December 31, 2014. The Company had $827,000 and  $1.0 million of unamortized commitment fees as of September 30, 2015 and December 31, 2014, respectively. The

Credit Facility requires the Company to meet certain covenants, all of which the Company was in compliance with as of September 30, 2015. Interest on outstanding borrowings is payable monthly.

6. Mortgage note payable

The Company has  a $250.0 million mortgage note payable with a fixed interest rate of 5.45% secured by 4.8 million square feet of commercial properties with a net book value of $420.4 million at September 30, 2015. The interest is payable monthly with a maturity date of December  1, 2016, prepayable without penalty on June 1, 2016.

7. Noncontrolling interests

As described in Note 2, the Company reports noncontrolling interests within equity in the consolidated financial statements, but separate from the Company’s shareholders’ equity. In addition, net income allocable to noncontrolling interests is shown as a reduction from net income in calculating net income allocable to common shareholders.

Common partnership units

The Company presents the accounts of PSB and the Operating Partnership on a consolidated basis. Ownership interests in the Operating Partnership that can be redeemed for common stock, other than PSB’s interest, are classified as noncontrolling interests—common units in the consolidated financial statements. Net income allocable to noncontrolling interests—common units consists of the common units’ share of the consolidated operating results after allocation to preferred units and shares. Beginning one year from the date of admission as a limited partner (common units) and subject to certain limitations described below, each limited partner other than PSB has the right to require the redemption of its partnership interest.

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

At September 30, 2015, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. Combined with PS’s existing common stock ownership, on a fully converted basis, PS has a combined ownership of 42.1%  (or 14.5 million shares) of the Company’s common equity.

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

The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under this contract were $130,000 and $164,000 for the three months ended September 30, 2015 and 2014, respectively, and $410,000 and $495,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

Either the Company or PS can cancel the property management contract upon 60 days’ notice. Management fee expenses under the contract were $21,000 and  $18,000 for the three months ended September 30, 2015 and 2014, respectively,  and $59,000 and $52,000 for the nine months ended September 30, 2015 and 2014, respectively.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space, which are allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $117,000 and $113,000 for the three months ended September 30, 2015 and 2014, respectively, and $352,000 and $338,000 for the nine months ended September 30, 2015 and 2014, respectively.

The Company had net amounts due to PS of $320,000 at September 30, 2015 and due from PS of $166,000 December 31, 2014, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

9. Shareholders’ equity

Preferred stock

As of September 30, 2015 and December 31, 2014, the Company had the following series of preferred stock outstanding:

				September 30, 2015		December 31, 2014
		Earliest Potential	Dividend	Shares	Amount	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)	Outstanding	(in thousands)
Series S	January, 2012	January, 2017	6.450%	9,200	$230,000	9,200	$230,000
Series T	May, 2012	May, 2017	6.000%	14,000	350,000	14,000	350,000
Series U	September, 2012	September, 2017	5.750%	9,200	230,000	9,200	230,000
Series V	March, 2013	March, 2018	5.700%	4,400	110,000	4,400	110,000
Series R	October, 2010	October, 2015	6.875%	—	—	3,000	75,000
Total				36,800	$920,000	39,800	$995,000

Subsequent to September 30, 2015, the Company completed the redemption of its 6.875% Cumulative Preferred Stock, Series R, at its par value of $75.0 million. The Company reported the non-cash distributions of $2.5 million, representing the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the three and nine months ended September 30, 2015. As of September 30, 2015, the Company reclassified the 6.875% Cumulative Preferred Stock, Series R, of $75.0 million from equity to liabilities as preferred stock called for redemption.

The Company recorded $17.6 million and $15.1 million in distributions to its preferred shareholders for the three months ended September 30, 2015 and 2014, respectively. The Company recorded $47.9 million and $45.4 million in distributions to its preferred shareholders for the nine months ended September 30, 2015 and 2014, respectively.

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At September 30, 2015, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. The Company had $29.3 million and $31.8 million of deferred costs in connection with the issuance of preferred stock as of September 30, 2015 and December 31, 2014, respectively, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock

No shares of common stock were repurchased under the board approved common stock repurchase program during either of the nine months ended September 30, 2015 and 2014.

The Company paid $16.2 million ($0.60 per common share) and $13.5 million ($0.50 per common share) in distributions to its common shareholders for the three months ended September 30, 2015 and 2014,  respectively, and $43.2 million ($1.60 per common share) and $40.4 million ($1.50 per common share) for the nine months ended September 30, 2015 and 2014, respectively.

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

The weighted average grant date fair value of options granted during the nine months ended September 30, 2015 and 2014 was $8.49 per share and $10.95 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the nine months ended September 30, 2015 and 2014, respectively: a dividend yield of 2.5% and 2.3%;  expected volatility of 16.1% and 17.7%;  expected life of five years; and risk-free interest rates of 1.4% and 1.7%.

The weighted average grant date fair value of restricted stock units granted during the nine months ended September 30, 2015 and 2014 was $82.78 and $81.47, respectively. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant.

At September 30, 2015, there was a combined total of 835,000 options and restricted stock units authorized to be granted.

Information with respect to outstanding options and nonvested restricted stock units granted under the 2003 Plan and 2012 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2014	341,852	$57.11
Granted	16,000	$80.13
Exercised	(78,790)	$50.60
Forfeited	—	$—
Outstanding at September 30, 2015	279,062	$60.27	5.16 Years	$5,400
Exercisable at September 30, 2015	213,316	$55.86	4.30 Years	$5,028

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2014	35,170	$65.62
Granted	75,606	$82.78
Vested	(25,384)	$74.19
Forfeited	(6,420)	$76.34
Nonvested at September 30, 2015	78,972	$78.42

Effective March, 2014, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2014-2017 (“2014 LTEIP”), with certain employees of the Company. Under the 2014 LTEIP, the Company established three levels of targeted restricted stock unit awards for certain employees, which would be earned only if the Company achieved one of three defined targets during 2014 to 2017. Under the 2014 LTEIP there is an annual award following the end of each of the four years in the program, with the award subject to and based on the achievement of total return targets during the previous year, as well as an award based on achieving total return targets during the cumulative four-year period 2014-2017. In the event the minimum defined target is not achieved for an annual award, the shares allocated to be awarded for such year are added to the shares that may be received if the four-year target is achieved. All restricted stock unit awards under the 2014 LTEIP vest in four equal annual installments beginning from the date of award. Up to 95,400 restricted stock units would be granted for each of the four years assuming achievement was met and up to 81,771 restricted stock units would be granted for the cumulative four-year period assuming achievement was met. Compensation expense is recognized based on the shares expected to be awarded based on the target level that is expected to be achieved. Net compensation expense of $1.7 million and $1.9 million related to the 2014 LTEIP was recognized during the three months ended September 30, 2015 and 2014, respectively, and $6.2 million and $5.1 million for the nine months ended September 30, 2015 and 2014, respectively.

In connection with the 2014 LTEIP, targets for 2014 were achieved at the threshold total return level. As such, 66,506 restricted stock units were granted during the nine months ended September 30, 2015 at a weighted average grant date fair value of $83.47.

Included in the Company’s consolidated statements of income for the three months ended September 30, 2015 and 2014, was $42,000 and $105,000, respectively, in net compensation expense related to stock options. Net compensation expense of $218,000 and $335,000 related to stock options was recognized during the nine months ended September 30, 2015 and 2014, respectively. Excluding the 2014 LTEIP amortization of $1.7 million and $1.9 million,  respectively, net compensation expense of $124,000 and $139,000 related to restricted stock units was recognized during the three months ended September 30, 2015 and 2014, respectively. Excluding the 2014 LTEIP amortization of $6.2 million and $5.1 million, respectively, net compensation expense of $316,000 and $423,000 related to restricted stock units was recognized during the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, there was $455,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 3.2 years. As of September 30, 2015, there was $22.1 million (includes $20.2 million from the 2014 LTEIP) of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 4.5 years.

Cash received from 78,790 stock options exercised during the nine months ended September 30, 2015 was $4.0 million. Cash received from 61,273 stock options exercised during the nine months ended September 30, 2014 was $3.1 million. The aggregate intrinsic value of the stock options exercised was $2.0 million and $2.1 million during the nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015,  25,384 restricted stock units vested  (16,634 related to the 2014 LTEIP); in settlement of these units, 15,734 shares were issued  (10,495 related to the 2014 LTEIP), net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the nine months ended September 30, 2015 was $2.0 million ($1.3 million related to the 2014 LTEIP). During the nine months ended September 30, 2014,  12,980 restricted stock units vested; in settlement of these units, 8,066 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the nine months ended September 30, 2014 was $1.1 million.

In April, 2015, the shareholders of the Company approved the issuance of up to 130,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 8,000 shares issued upon retirement. The Company recognizes compensation expense over the requisite service period. As a result, included in the Company’s consolidated statements of income was $79,000 and $77,000 in compensation expense for the three months ended September 30, 2015 and 2014, respectively and $237,000 and $230,000 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and 2014, there was $1.3 million and $1.2 million, respectively, of unamortized compensation expense related to these shares. No shares were issued during the nine months ended September 30, 2015 and 2014.

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

Overview

As of September 30, 2015, the Company owned and operated 28.0 million rentable square feet of multi-tenant flex, industrial and office properties concentrated primarily in six states. All operating metrics discussed in this section as of and for the three and nine months ended September 30, 2015 and 2014 exclude sold assets. Management believes excluding the results of such assets provides the most relevant perspective on the ongoing operations of the Company. Please refer to “Part I, Item 1. Financial Statements” included in this Quarterly Report on Form 10-Q for financial metrics that include results from sold assets.

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

During the first nine months of 2015, the Company executed leases comprising 7.4 million square feet of space including 4.3 million square feet of renewals of existing leases and 3.1 million square feet of new leases. Overall, the change in rental rates for the Company continued to improve.  See further discussion of operating results below.

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

Effect of Economic Conditions on the Company’s Operations: During the first nine months of 2015, most markets continued to reflect signs of improving occupancy and rental rates.  With the exception of Virginia and Maryland markets, new rental rates for the Company improved over expiring rental rates on executed leases as economic conditions continue to improve. The Virginia and Maryland markets continue to recover at a slower pace than other markets as initial rental rates on new and renewed leases declined 6.1% and 8.1%, respectively, over expiring rents for the nine months ended September 30, 2015. Given lease expirations of 1.2 million square feet in Virginia and 781,000 square feet in Maryland through December 31, 2016, the Company may continue to experience a decrease in rental income in these markets.

Tenant Credit Risk: The Company historically has experienced a low level of write-offs of uncollectable rents, but there is inherent uncertainty in a tenant’s ability to continue paying rent and meet its full lease obligation. The table below summarizes the impact to the Company from tenants’ inability to pay rent or continue to meet their lease obligations (in thousands):

	For The Nine Months
	Ended September 30,
	2015	2014
Write-offs of uncollectible rent	$584	$829
Write-offs as a percentage of rental income	0.2%	0.3%
Square footage of leases terminated prior to their scheduled expiration
due to business failures/bankruptcies	415	305
Accelerated depreciation and amortization related to unamortized tenant improvements
and lease commissions associated with early terminations	$539	$385

As of October 26, 2015, the Company had 80,000 square feet of leased space occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, tenants contact us, requesting early termination of their lease, reductions in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.

Company Performance and Effect of Economic Conditions on Primary Markets: During the nine months ended September 30, 2015, initial rental rates on new and renewed leases within the Company’s total portfolio increased 4.6% over expiring rents, a significant improvement from the year ended December 31, 2014, in which initial rental rates on new and renewed leases increased by 0.5%. The Company’s Same Park (defined below) occupancy rate at September 30, 2015 was 93.9%, compared to 93.1% at September 30, 2014. The Company’s total portfolio occupancy rate at September 30, 2015 was 93.7%, compared to 91.5% at September 30, 2014.  The Company’s operations are substantially concentrated in eight regions. Each of the eight regions in which the Company owns assets is subject to its own unique market influences. See “Supplemental Property Data and Trends” below for more information on regional operating data.

Effect of Acquisitions and Dispositions of Properties on the Company’s Operations:  The Company is focused on growing its operations by looking for opportunities to expand its presence in existing and new markets through strategic acquisitions that meet the Company’s focus on multi-tenant flex, industrial and office parks in markets where it has or may obtain a  substantial market presence. The Company may also from time to time dispose of assets based on market conditions.

As of September 30, 2015, the blended occupancy rate of the nine assets acquired during 2013 and 2014,  Non-Same Park (defined below),  was 91.4% compared to a blended occupancy rate of 66.1% at the time of acquisition. As of September 30, 2015, the Company had 190,000 square feet of vacant space spread over these acquisitions, which we believe provides the Company with opportunity to generate additional rental income given that the Company’s Same Park assets in these same submarkets have a weighted average occupancy of 94.5% at September 30, 2015. The table below contains the assets acquired from 2013 to 2014 (dollars and square feet in thousands):

				Square	Occupancy at	Occupancy at
Property	Date Acquired	Location	Purchase Price	Feet	Acquisition	September 30, 2015
Charcot Business Park II	December, 2014	San Jose, California	$16,000	119	96.7%	99.3%
McNeil 1	November, 2014	Austin, Texas	10,550	246	53.3%	90.0%
Springlake Business
Center II	August, 2014	Dallas, Texas	5,148	145	35.4%	80.8%
Arapaho Business Park 9	July, 2014	Dallas, Texas	1,134	19	100.0%	100.0%
MICC—Center 23	July, 2014	Miami, Florida	12,725	149	0.0%	100.0%
Bayshore Corporate
Commons	December, 2013	San Mateo, California	60,500	340	81.8%	90.5%
Valwood Business Park	November, 2013	Dallas, Texas	12,425	245	83.5%	95.6%
Dallas Flex Portfolio	October, 2013	Dallas, Texas	27,900	559	72.1%	91.6%
Arapaho Business Park	July, 2013	Dallas, Texas	14,750	389	66.5%	88.0%
Total			$161,132	2,211	66.1%	91.4%

On September 28, 2015, the Company completed the sale of McKellips Business Park located in Tempe, Arizona, aggregating 23,000 square feet, for net proceeds of $1.3 million, which resulted in a net gain of $759,000.

In July, 2015, the Company completed the sale of two business parks located in Sacramento, California, for net proceeds of $29.3 million, which resulted in a net gain of $15.0 million.  On July 24, 2015, the Company disposed of North Pointe Business Park, which consists of five multi-tenant flex buildings aggregating 213,000 square feet.  On July 31, 2015, the Company disposed of Northgate Business Park, which consists of 12 multi-tenant flex buildings comprising 154,000 square feet.

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

The Company has a 125,000 square foot building, which sits on a five-acre parcel of land within the Company’s Westpark Business Park in Tysons, Virginia, classified as land and building held for development. The Company previously entered into a joint venture, in which it has a 95.0% economic interest, with a real estate development company for the purpose of developing a 395-unit multi-family building on this site. Having obtained all the required entitlements and site plan approvals necessary to proceed with construction, subsequent to September 30, 2015, the Company contributed the property to the joint venture and commenced demolition and site preparation. The land and capitalized development costs were $21.2 million and $18.4 million at September 30, 2015 and December 31, 2014, respectively. For the nine months ended September 30, 2015, the Company capitalized costs of $2.8 million related to this development, of which $813,000 were capitalized interest costs.

Scheduled Lease Expirations: In addition to the 1.8 million square feet, or 6.3%, of space available in our total portfolio as of September 30, 2015,  610 leases representing 6.2% of the leased square footage of our total portfolio or 5.9% of annualized rental income are scheduled to expire during the remainder of 2015. Our ability to re-lease available space will depend upon market conditions in the specific submarkets in which our properties are located. As a result, we cannot predict with certainty the rate at which expiring leases will be re-leased.

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

Net Operating Income:  Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income (defined as “NOI” for purposes of the following tables), are summarized for the three and nine months ended September 30, 2015 and 2014.  NOI is  a non-GAAP financial measure. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them, as well as the investor, the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from NOI as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. As part of the tables below, we have reconciled total NOI to net income, which we consider the most directly comparable financial measure calculated in accordance with GAAP.

In order to provide a meaningful period-to-period comparison, the tables below exclude amortization of the Senior Management Long-Term Equity Incentive Plan (“2014 LTEIP”) in cost of operations (for field leadership) and general and administrative expenses (for executive management).

Concentration of Portfolio by Region: The table below reflects the Company’s square footage based on regional concentration as of September 30, 2015. As part of the table below, we have reconciled total NOI to net income (in thousands):

		Percent of	NOI
	Square	Square	For The Nine Months	Percent
Region	Footage	Footage	Ended September 30, 2015	of Total NOI
California
Northern California	7,245	25.9%	$42,099	22.6%
Southern California	3,988	14.2%	29,471	15.8%
Texas
Northern Texas	3,125	11.2%	14,189	7.6%
Southern Texas	1,963	7.0%	10,329	5.5%
Virginia	4,040	14.5%	40,664	21.8%
Florida	3,866	13.8%	17,928	9.6%
Maryland	2,352	8.4%	24,059	12.9%
Washington	1,390	5.0%	7,921	4.2%
Total	27,969	100.0%	$186,660	100.0%

Reconciliation of NOI to net income
Total NOI			$186,660
Other income and (expenses):
NOI from sold assets			1,469
2014 LTEIP amortization:
Cost of operations			(1,795)
General and administrative			(4,383)
Facility management fees			410
Interest and other income			406
Interest and other expenses			(10,029)
Depreciation and amortization			(79,243)
General and administrative			(5,789)
Gain on sale of real estate facilities			28,235
Net income			$115,941

Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of September 30, 2015.  The Company analyzes this concentration to minimize significant industry exposure risk.

Percent of
Annualized
Industry	Rental Income
Business services	17.6%
Government	10.4%
Warehouse, distribution, transportation and logistics	10.1%
Computer hardware, software and related services	10.0%
Health services	9.5%
Retail, food, and automotive	6.9%
Engineering and construction	6.7%
Insurance and financial services	4.4%
Home furnishings	2.9%
Electronics	2.8%
Aerospace/defense products and services	2.8%
Communications	2.2%
Educational services	1.7%
Other	12.0%
Total	100.0%

The information below depicts the Company’s top 10 customers by annualized rental income as of September 30, 2015 (in thousands):

			Percent of
		Annualized	Annualized
Tenants	Square Footage	Rental Income (1)	Rental Income
US Government	842	$19,201	5.2%
Kaiser Permanente	199	4,473	1.2%
Lockheed Martin Corporation	168	4,411	1.2%
Keeco, L.L.C.	460	3,362	0.9%
Luminex Corporation	185	3,179	0.9%
MAXIMUS, Inc.	102	1,993	0.5%
Wells Fargo	118	1,867	0.5%
Investorplace Media, LLC	46	1,759	0.5%
Valley Relocation and Storage of Northern California	213	1,720	0.5%
Inova Health Care Services	63	1,693	0.5%
Total	2,396	$43,658	11.9%

____________

(1)	For leases expiring prior to September 30, 2016, annualized rental income represents income to be received under existing leases from October 1, 2015 through the date of expiration.

Comparative Analysis of the Three and Nine Months Ended September 30, 2015 to the Three and Nine Months Ended September 30, 2014

Results of Operations: In order to evaluate the performance of the Company’s portfolio over comparable periods, management analyzes the operating performance of properties owned and operated throughout both periods (herein referred to as “Same Park”). The Same Park portfolio includes  all operating properties  acquired prior to January 1, 2013.   Operating properties acquired subsequently are referred to as “Non-Same Park.” For the three and nine months ended September 30, 2015 and 2014, the Same Park facilities constitute 25.8 million rentable square feet, representing 92.1% of the 28.0 million square feet in the Company’s total portfolio as of September 30, 2015.

The following table presents the operating results of the Company’s properties for the three and nine months ended September 30, 2015 and 2014 in addition to other income and expenses items affecting net income (in thousands, except per square foot data):

	For The Three Months			For The Nine Months
	Ended September 30,			Ended September 30,
	2015	2014	Change	2015	2014	Change
Rental income:
Same Park (25.8 million rentable square feet)	$86,904	$83,715	3.8%	$258,093	$250,754	2.9%
Non-Same Park (2.2 million rentable square feet)	6,073	4,144	46.5%	17,781	11,638	52.8%
Total rental income	92,977	87,859	5.8%	275,874	262,392	5.1%
Cost of operations:
Same Park	27,617	27,166	1.7%	82,317	81,727	0.7%
Non-Same Park	2,344	2,100	11.6%	6,897	5,585	23.5%
Total cost of operations	29,961	29,266	2.4%	89,214	87,312	2.2%
Net operating income
Same Park	59,287	56,549	4.8%	175,776	169,027	4.0%
Non-Same Park	3,729	2,044	82.4%	10,884	6,053	79.8%
Total net operating income	63,016	58,593	7.5%	186,660	175,080	6.6%
Other income and (expenses):
NOI from sold assets (1)	142	4,578	(96.9%)	1,469	13,604	(89.2%)
2014 LTEIP amortization:
Cost of operations	(284)	(646)	(56.0%)	(1,795)	(1,831)	(2.0%)
General and administrative	(1,383)	(1,250)	10.6%	(4,383)	(3,297)	32.9%
Facility management fees	130	164	(20.7%)	410	495	(17.2%)
Other income and expenses	(3,214)	(3,322)	(3.3%)	(9,623)	(9,944)	(3.2%)
Depreciation and amortization	(25,985)	(26,811)	(3.1%)	(79,243)	(83,547)	(5.2%)
General and administrative	(1,893)	(1,828)	3.6%	(5,789)	(5,631)	2.8%
Gain on sale of real estate facilities	15,748	—	100.0%	28,235	—	100.0%
Net income	$46,277	$29,478	57.0%	$115,941	$84,929	36.5%

Same Park gross margin (2)	68.2%	67.5%	1.0%	68.1%	67.4%	1.0%
Same Park weighted average occupancy	93.9%	92.6%	1.4%	93.2%	92.2%	1.1%
Non-Same Park weighted average occupancy	87.9%	71.5%	22.9%	83.3%	73.5%	13.3%
Same Park annualized realized rent per square foot (3)	$14.37	$14.03	2.4%	$14.33	$14.07	1.8%

____________

(1)

The Company sold one business park located in Milwaukie, Oregon, and five buildings located in Redmond, Washington, in February, 2015, two business parks located in Sacramento, California, in July, 2015, and one business park located in Tempe, Arizona, in September, 2015.  Combined with the business parks in Beaverton, Oregon, and Phoenix, Arizona, sold in 2014, these assets generated rental income of $345,000 and $2.7 million for the three and nine months ended September 30, 2015, respectively, compared to $7.8 million and $22.5 million for the three and nine months ended September 30, 2014, respectively.  Cost of operations for the sold assets was

$203,000 and $1.2 million for the three and nine months ended September 30, 2015, respectively, compared to $3.2 million and $8.9 million for the three and nine months ended September 30, 2014, respectively.

(2)	Computed by dividing Same Park NOI by Same Park rental income.
(3)	Represents the annualized Same Park rental income earned per occupied square foot.

Supplemental Property Data and Trends: NOI is summarized for the three and nine months ended September 30, 2015 and 2014 by region below. See above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following tables summarize the Same Park and Non-Same Park operating results by region for the three and nine months ended September 30, 2015 and 2014. In addition, the tables reflect the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2013, and the impact of such is included in Non-Same Park facilities in the tables below. As part of the tables below, we have reconciled total NOI to net income (in thousands):

Three Months Ended September 30, 2015 and 2014:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	September 30,	September 30,	Increase	September 30,	September 30,	Increase	September 30,	September 30,	Increase
Region	2015	2014	(Decrease)	2015	2014	(Decrease)	2015	2014	(Decrease)

Same Park
Northern California	$17,157	$16,196	5.9%	$4,668	$4,564	2.3%	$12,489	$11,632	7.4%
Southern California	14,601	13,791	5.9%	4,903	5,363	(8.6%)	9,698	8,428	15.1%
Northern Texas	4,683	4,731	(1.0%)	1,610	1,535	4.9%	3,073	3,196	(3.8%)
Southern Texas	5,716	5,202	9.9%	2,103	1,662	26.5%	3,613	3,540	2.1%
Virginia	20,142	20,033	0.5%	6,294	6,372	(1.2%)	13,848	13,661	1.4%
Florida	8,803	8,617	2.2%	2,978	2,558	16.4%	5,825	6,059	(3.9%)
Maryland	12,124	11,959	1.4%	4,060	4,134	(1.8%)	8,064	7,825	3.1%
Washington	3,678	3,186	15.4%	1,001	978	2.4%	2,677	2,208	21.2%
Total Same Park	86,904	83,715	3.8%	27,617	27,166	1.7%	59,287	56,549	4.8%
Non-Same Park
Northern California	2,562	1,835	39.6%	924	819	12.8%	1,638	1,016	61.2%
Northern Texas	2,908	2,309	25.9%	1,172	1,229	(4.6%)	1,736	1,080	60.7%
Southern Texas	273	—	100.0%	132	—	100.0%	141	—	100.0%
Florida	330	—	100.0%	116	52	123.1%	214	(52)	511.5%
Total Non-Same Park	6,073	4,144	46.5%	2,344	2,100	11.6%	3,729	2,044	82.4%
Total	$92,977	$87,859	5.8%	$29,961	$29,266	2.4%	$63,016	$58,593	7.5%

Reconciliation of NOI to net income
Total NOI							$63,016	$58,593	7.5%
Other income and (expenses):
NOI from sold assets							142	4,578	(96.9%)
2014 LTEIP amortization:
Cost of operations							(284)	(646)	(56.0%)
General and administrative							(1,383)	(1,250)	10.6%
Facility management fees							130	164	(20.7%)
Other income and expenses							(3,214)	(3,322)	(3.3%)
Depreciation and amortization							(25,985)	(26,811)	(3.1%)
General and administrative							(1,893)	(1,828)	3.6%
Gain on sale of real estate facilities							15,748	—	100.0%
Net income							$46,277	$29,478	57.0%

Nine Months Ended September 30, 2015 and 2014:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	September 30,	September 30,	Increase	September 30,	September 30,	Increase	September 30,	September 30,	Increase
Region	2015	2014	(Decrease)	2015	2014	(Decrease)	2015	2014	(Decrease)

Same Park
Northern California	$51,233	$48,088	6.5%	$13,810	$13,649	1.2%	$37,423	$34,439	8.7%
Southern California	43,741	41,214	6.1%	14,270	14,307	(0.3%)	29,471	26,907	9.5%
Northern Texas	13,625	13,839	(1.5%)	4,825	4,629	4.2%	8,800	9,210	(4.5%)
Southern Texas	15,981	14,867	7.5%	5,895	5,079	16.1%	10,086	9,788	3.0%
Virginia	60,719	61,170	(0.7%)	20,055	19,768	1.5%	40,664	41,402	(1.8%)
Florida	25,283	25,606	(1.3%)	7,931	7,681	3.3%	17,352	17,925	(3.2%)
Maryland	36,728	36,790	(0.2%)	12,669	13,680	(7.4%)	24,059	23,110	4.1%
Washington	10,783	9,180	17.5%	2,862	2,934	(2.5%)	7,921	6,246	26.8%
Total Same Park	258,093	250,754	2.9%	82,317	81,727	0.7%	175,776	169,027	4.0%
Non-Same Park
Northern California	7,323	5,323	37.6%	2,647	2,099	26.1%	4,676	3,224	45.0%
Northern Texas	8,883	6,315	40.7%	3,494	3,434	1.7%	5,389	2,881	87.1%
Southern Texas	669	—	100.0%	426	—	100.0%	243	—	100.0%
Florida	906	—	100.0%	330	52	534.6%	576	(52)	1207.7%
Total Non-Same Park	17,781	11,638	52.8%	6,897	5,585	23.5%	10,884	6,053	79.8%
Total	$275,874	$262,392	5.1%	$89,214	$87,312	2.2%	$186,660	$175,080	6.6%

Reconciliation of NOI to net income
Total NOI							$186,660	$175,080	6.6%
Other income and (expenses):
NOI from sold assets							1,469	13,604	(89.2%)
LTEIP amortization:
Cost of operations							(1,795)	(1,831)	(2.0%)
General and administrative							(4,383)	(3,297)	32.9%
Facility management fees							410	495	(17.2%)
Other income and expenses							(9,623)	(9,944)	(3.2%)
Depreciation and amortization							(79,243)	(83,547)	(5.2%)
General and administrative							(5,789)	(5,631)	2.8%
Gain on sale of real estate facilities							28,235	—	100.0%
Net income							$115,941	$84,929	36.5%

The following tables summarize Same Park weighted average occupancy rates and annualized realized rent per square foot by region for the three and nine months ended September 30, 2015 and 2014.

Three Months Ended September 30, 2015 and 2014:

				Annualized Realized
	Weighted Average Occupancy Rates			Rent Per Square Foot
Region	2015	2014	Change	2015	2014	Change

Northern California	96.2%	95.9%	0.3%	$10.51	$9.96	5.5%
Southern California	94.2%	91.4%	3.1%	$15.56	$15.14	2.8%
Northern Texas	88.3%	88.7%	(0.5%)	$11.98	$12.05	(0.6%)
Southern Texas	93.1%	95.0%	(2.0%)	$14.29	$12.76	12.0%
Virginia	92.0%	91.4%	0.7%	$21.67	$21.69	(0.1%)
Florida	95.2%	94.9%	0.3%	$9.95	$9.77	1.8%
Maryland	90.3%	87.5%	3.2%	$22.84	$23.24	(1.7%)
Washington	98.5%	87.8%	12.2%	$10.74	$10.39	3.4%
Total Same Park	93.9%	92.6%	1.4%	$14.37	$14.03	2.4%

Nine Months Ended September 30, 2015 and 2014:

				Annualized Realized
	Weighted Average Occupancy Rates			Rent Per Square Foot
Region	2015	2014	Change	2015	2014	Change

Northern California	96.5%	94.4%	2.2%	$10.43	$10.01	4.2%
Southern California	93.4%	92.2%	1.3%	$15.67	$14.95	4.8%
Northern Texas	88.4%	89.7%	(1.4%)	$11.61	$11.62	(0.1%)
Southern Texas	92.6%	94.2%	(1.7%)	$13.40	$12.25	9.4%
Virginia	91.3%	90.2%	1.2%	$21.94	$22.37	(1.9%)
Florida	93.1%	96.7%	(3.7%)	$9.74	$9.50	2.5%
Maryland	89.5%	87.6%	2.2%	$23.26	$23.80	(2.3%)
Washington	96.3%	83.5%	15.3%	$10.74	$10.49	2.4%
Total Same Park	93.2%	92.2%	1.1%	$14.33	$14.07	1.8%

Rental Income: Rental income increased $5.1 million from $87.9 million for the three months ended September 30, 2014 to $93.0 million for the three months ended September 30, 2015 as a result of an increase from the Same Park portfolio of $3.2 million, or 3.8%, combined with a $1.9 million increase from Non-Same Park facilities. Rental income increased $13.5 million from $262.4 million for the nine months ended September 30, 2014 to $275.9 million for the nine months ended September 30, 2015 as a result of an increase from the Same Park portfolio of $7.3 million, or 2.9%, combined with a $6.1 million increase from Non-Same Park facilities. The three- and nine-month increases in Same Park rental income was due to increases in occupancy and rental rates, while the Non-Same Park increase was due to a combination of an increase in occupancy and the acquisition of additional parks during the latter half of 2014.   Including the sold assets, rental income was $93.3 million and $278.6 million for the three and nine months ended September 30, 2015, respectively, and $95.6 million and $284.9 million for the three and nine months ended September 30, 2014, respectively.

Facility Management Fees: Facility management fees, derived from Public Storage (“PS”), account for a small portion of the Company’s revenues. During the three months ended September 30, 2015,  $130,000 of revenue was recognized from facility management fees compared to $164,000 for the same period in 2014. During the nine months ended September 30, 2015,  $410,000 in revenue was recognized from facility management fees compared to $495,000 for the same period in 2014. The decreases resulted from a reduction in total square footage managed on behalf of PS.

Cost of Operations: Cost of operations increased $695,000,  or 2.4%,  from $29.3 million for the three months ended September 30, 2014 to $30.0 million for the three months ended September 30, 2015 as a result of an increase in the Same Park portfolio of $451,000, or 1.7%, combined with an increase in the Non-Same Park facilities of $244,000.  The three month increase in Same Park cost of operations was a result of increases in repairs and maintenance costs and higher utility costs due to a warmer summer. Cost of Operations increased $1.9 million, or 2.2%, from $87.3 million for the nine months ended September 30, 2014 to $89.2 million for the nine months ended September 30, 2015 as a result of an increase in the Non-Same Park facilities of $1.3 million combined with an increase in the Same Park portfolio of $590,000,  or 0.7%. The nine-month increase in Same Park cost of operations was a result of increases in repairs and maintenance costs and property taxes driven by higher assessed values partially offset by lower utility costs. Including the 2014 LTEIP amortization and sold assets, cost of operations was $30.4 million and $92.3 million for the three and nine months ended September 30, 2015 compared to $33.1 million and $98.1 million for the nine months ended September 30, 2014.

Depreciation and Amortization Expense: Depreciation and amortization expense was $26.0 million for the three months ended September 30, 2015 compared to $26.8 million for the same period in 2014. Depreciation and amortization expense was $79.2 million for the nine months ended September 30, 2015 compared to $83.5 million for the same period in 2014.  The three- and nine-month decreases in depreciation and amortization expense was due to the disposition of assets, partially offset by 2014 acquisitions.

General and Administrative Expenses:  For the three and nine months ended September 30, 2015, general  and administrative expenses increased $65,000, or 3.6%,  and $158,000, or 2.8%, respectively, over the same periods in

2014.  Including the 2014 LTEIP amortization, for the three and nine months ended September 30, 2015, general and administrative expense increased $198,000, or 6.4%, and $1.2 million, or 13.9%, respectively,  over the same periods in 2014.  During the first nine months of 2014, the Company recognized seven months of compensation expense related to the 2014 LTEIP based on the timing of the plan’s implementation, while the first nine months of 2015 includes three full quarters of expense.

Gain on Sale of Real Estate Facilities: The Company recorded a combined net gain of $15.7 million and $28.2 million for the three and nine months ended September 30, 2015, respectively, related to the sales noted on page 21.

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $6.1 million and $3.1 million of allocated income to common unit holders for the three months ended September 30, 2015 and 2014, respectively. Net income allocable to noncontrolling interests was $14.5 million and $8.4 million of allocated income to common unit holders for the nine months ended September 30, 2015 and 2014, respectively. The three- and nine-month increases  were primarily the result of the gain on sale of real estate facilities of $15.7 million and $28.2 million, respectively.

Liquidity and Capital Resources

Cash and cash equivalents increased $99.7 million from $152.5 million at December 31, 2014 to $252.1 million at September 30, 2015 for the reasons noted below.

Net cash provided by operating activities for the nine months ended September 30, 2015 and 2014 was $178.6 million and $179.0 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital expenditures, debt service requirements and distributions to shareholders for the foreseeable future.

Net cash provided by investing activities was $17.3 million for the nine months ended September 30, 2015 compared to net cash used in investing activities of $59.3 million for the nine months ended September 30, 2014.  The Company received net proceeds of $55.2 million from assets sale in Redmond, Washington, Milwaukie, Oregon, Sacramento, California and Tempe, Arizona for the first nine months of 2015, while the Company paid $18.8 million for acquisitions in Dallas, Texas and Miami, Florida for the first nine months of 2014.

Net cash used in financing activities was $96.2 million and $93.6 million for the nine months ended September 30, 2015 and 2014, respectively.  The increase was mainly due to an increase in quarterly distributions of $3.5 million (from $0.50 per share to $0.60 per share commencing third quarter of 2015).

The Company has an outstanding mortgage note payable of $250.0 million. The Company intends to repay the balance of the mortgage note payable as of June 1, 2016, without prepayment penalty, using cash on hand and borrowings on its Credit Facility (defined below).  See Notes 5 and 6 to the consolidated financial statements for a summary of the Company’s outstanding borrowings as of September 30, 2015.

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Credit Facility has a borrowing limit of $250.0 million and expires May 1, 2019. The rate of interest charged on borrowings is based on the London Interbank Offered Rate (“LIBOR”) plus 0.875% to LIBOR plus 1.70% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.925%. In addition, the Company is required to pay an annual facility fee ranging from 0.125% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.15%). The Company had no balance outstanding on the Credit Facility at September 30, 2015 and December 31, 2014. The Company had $827,000 and  $1.0 million of unamortized commitment fees as of September 30, 2015 and December 31, 2014, respectively. The Credit Facility requires the Company to meet certain covenants, all of which the Company was in compliance September 30, 2015. Interest on outstanding borrowings is payable monthly.

Subsequent to September 30, 2015, the Company’s preferred equity outstanding decreased to 23.6% of its market capitalization from 25.1% at September 30, 2015 as a result of the redemption of its 6.875% Cumulative Preferred Stock, Series R. As of September 30, 2015, the Company had one fixed-rate mortgage note totaling $250.0 million, which represented 6.3% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding debt and (3) the total number of common shares and common units outstanding at September 30, 2015 multiplied by the closing price of the stock on that date. The interest rate for the mortgage note is 5.45% per annum. The Company had  21.6% of its properties, in terms of net book value, encumbered at September 30, 2015.

The Company focuses on retaining cash for reinvestment, as we believe this provides us the greatest level of financial flexibility. As operating fundamentals improve, additional increases in distributions to the Company’s common shareholders may be required. The Company will continue to monitor its taxable income and the corresponding dividend requirements. During the three months ended September 30, 2015, the Company increased its quarterly dividend from $0.50 per common share to $0.60 per common share, increasing quarterly distributions by $3.5 million per quarter.

Repurchase of Preferred Stock: Subsequent to September 30, 2015, the Company completed the redemption of its 6.875% Cumulative Preferred Stock, Series R, at its par value of $75.0 million. The Company reported the non-cash distributions of $2.5 million, representing the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the three and nine months ended September 30, 2015. As of September 30, 2015, the Company reclassified the 6.875% Cumulative Preferred Stock, Series R, of $75.0 million from equity to liabilities as preferred stock called for redemption.

Repurchase of Common Stock: No shares of common stock were repurchased under the board approved common stock repurchase program during the nine months ended September 30, 2015 or the year ended December 31, 2014.

Capital Expenditures: The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the nine months ended September 30, 2015 and 2014, the Company expended $32.1 million and $35.5 million, respectively, in recurring capital expenditures, or $1.13 and $1.19 per weighted average square foot owned, respectively. Tenant improvement amounts exclude those amounts reimbursed by the tenants. Nonrecurring capital improvements include property renovations and expenditures related to repositioning acquisitions. The following table depicts capital expenditures (in thousands):

	For The Nine Months
	Ended September 30,
	2015	2014
Recurring capital expenditures
Capital improvements	$6,988	$7,494
Tenant improvements	18,494	19,733
Lease commissions	6,597	8,280
Total recurring capital expenditures	32,079	35,507
Nonrecurring capital improvements	2,988	3,159
Total capital expenditures	$35,067	$38,666

Capital expenditures on a per square foot owned basis are as follows:

	For The Nine Months
	Ended September 30,
	2015	2014
Recurring capital expenditures
Capital improvements	$0.25	$0.25
Tenant improvements	0.65	0.66
Lease commissions	0.23	0.28
Total recurring capital expenditures	1.13	1.19
Nonrecurring capital improvements	0.11	0.11
Total capital expenditures	$1.24	$1.30

The decrease in recurring capital expenditures of $3.4 million, or 9.7%, was primarily due to lower tenant improvement costs and continued efforts to reduce capital expenditures.

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

The Company’s funding strategy has been to primarily use permanent capital, including common and preferred stock, along with internally generated retained cash flows to meet its liquidity needs. In addition, the Company may sell properties that no longer meet its investment criteria. From time to time, the Company may use its Credit Facility or other forms of debt to facilitate real estate acquisitions or other capital allocations. The Company targets a minimum ratio of FFO to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest while preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the nine months ended September 30, 2015, the FFO to fixed charges and preferred distributions coverage ratio was 3.2 to 1.0, excluding the charge for the issuance costs related to the redemption of preferred equity.

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

FFO for the Company is computed as follows (in thousands, except per share data):

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Net income allocable to common shareholders	$22,484	$11,268	$53,384	$31,034
Gain on sale of real estate facilities	(15,748)	—	(28,235)	—
Depreciation and amortization	25,985	26,811	79,243	83,547
Net income allocable to noncontrolling interests—common units	6,087	3,058	14,467	8,430
Net income allocable to restricted stock unit holders	97	30	237	99
FFO allocable to common and dilutive shares	38,905	41,167	119,096	123,110
FFO allocated to noncontrolling interests—common units	(8,254)	(8,774)	(25,284)	(26,257)
FFO allocated to restricted stock unit holders	(160)	(66)	(512)	(194)
FFO allocated to common shares	$30,491	$32,327	$93,300	$96,659

Weighted average common shares outstanding	26,985	26,914	26,956	26,892
Weighted average common Operating Partnership units outstanding	7,305	7,305	7,305	7,305
Weighted average restricted stock units outstanding	124	55	115	54
Weighted average common share equivalents outstanding	64	89	78	96
Total common and dilutive shares	34,478	34,363	34,454	34,347

Net income per common share—diluted	$0.83	$0.42	$1.97	$1.15
Gain on sale of real estate facilities (1)	(0.45)	—	(0.81)	—
Depreciation and amortization (1)	0.75	0.78	2.30	2.43
FFO per common and dilutive shares (1)	$1.13	$1.20	$3.46	$3.58

____________

(1)	Per share amounts are computed using additional dilutive shares related to noncontrolling interests and restricted stock units.

In order to provide a meaningful period-to-period comparison of FFO derived from the Company’s ongoing business operations, the table below reconciles reported FFO to adjusted FFO, which excludes non-cash distributions related to the redemption of preferred stock, Series R, for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
FFO allocable to common and dilutive shares, as reported	$38,905	$41,167	$119,096	$123,110
Non-cash distributions related to the redemption of
preferred equity	2,487	—	2,487	—
FFO allocable to common and dilutive shares, as adjusted	$41,392	$41,167	$121,583	$123,110

FFO per common and dilutive shares, as reported	$1.13	$1.20	$3.46	$3.58
Non-cash distributions related to the redemption of preferred equity	0.07	—	0.07	—
FFO per common and dilutive share, as adjusted	$1.20	$1.20	$3.53	$3.58

Adjusted FFO allocable to common and dilutive shares increased $225,000 for the three months ended September 30, 2015 compared to the same period in 2014,  while adjusted FFO decreased $1.5 million for the nine months ended September 30, 2015 compared to the same period in 2014. The nine-month decrease in FFO was due to a decrease in NOI from sold assets.

Related Party Transactions: Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 42.1% (or 14.5 million shares) of the outstanding shares of the Company’s common stock at September 30, 2015. As of September 30, 2015, PS owned 26.5% of the Operating Partnership (100.0% of the common units not owned by the Company). Ronald L. Havner, Jr., the Company’s chairman, is also the Chairman of the Board, Chief Executive Officer and President of PS. Gary E. Pruitt, an independent director of the Company is also a trustee of PS.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space. The administrative services include investor relations, legal, corporate tax and information systems, which were allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $117,000 and $113,000 for the three months ended September 30, 2015 and 2014,  respectively, and $352,000 and $338,000 for the nine months ended September 30, 2015 and 2014, respectively. In addition, the Company provides property management services for properties owned by PS for a management fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under a  management contract with PS totaled $130,000 and $164,000 for the three months ended September 30, 2015 and 2014, respectively, and $410,000 and $495,000 for the nine months ended September 30, 2015 and 2014, respectively. PS also provides property management services for the self-storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contract with PS totaled $21,000 and $18,000 for the three months ended September 30, 2015 and 2014, respectively and $59,000 and $52,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

Contractual Obligations: The Company is scheduled to pay cash dividends of $55.3 million per year on its preferred equity outstanding as of September 30, 2015. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. As a result, the Company’s debt as a percentage of total equity (based on book values) was 13.4% as of September 30, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2015, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not subject to any material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business.

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

During the three months ended September 30, 2015, there were no shares of the Company’s common stock repurchased. As of September 30, 2015, 1,614,721 shares remain available for purchase under the program.

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

Dated: October 30, 2015

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