Form 10-K
period 2015-12-31
PS BUSINESS PARKS INC/CA
filed 2016-02-23
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No ☑

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,408,830,193 based on the closing price as reported on that date.

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 15, 2016 (the latest practicable date): 27,034,073.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Company

PS Business Parks, Inc. (“PSB”) is a fully-integrated, self-advised and self-managed REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office and industrial parks. PS Business Parks, L.P. (the “Operating Partnership”) is a California limited partnership, which owns directly or indirectly substantially all of our assets and through which we conduct substantially all of our business. Unless otherwise indicated or unless the context requires otherwise, all references to “the Company,” “we,” “us,” “our,” and similar references mean PS Business Parks, Inc. and its subsidiaries, including the Operating Partnership. PSB is the sole general partner of the Operating Partnership and, as of December 31, 2015, owned 77.8% of the common partnership units. The remaining common partnership units are owned by Public Storage (“PS”). Assuming issuance of PSB common stock upon redemption of the common partnership units held by PS, PS would own 42.1% (or 14.5 million shares) of the outstanding shares of the Company’s common stock. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership.

As of December 31, 2015, the Company owned and operated 28.0 million rentable square feet of commercial space, comprising 99 business parks, in the following states: California, Texas, Virginia, Florida, Maryland and Washington. The Company focuses on owning concentrated business parks which provide the Company with the greatest flexibility to meet the needs of its customers. The Company also manages 813,000 rentable square feet on behalf of PS.

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

The Company made no acquisitions in 2015. From January, 2013 through December, 2014, the Company acquired 2.2 million square feet of multi-tenant flex, office and industrial parks, which comprise the Non-Same Park portfolio as defined on page 29, for an aggregate purchase price of $161.1 million. The table below reflects the assets acquired during this period (in thousands):

			Purchase	Square	Occupancy at
Property	Date Acquired	Location	Price	Feet	December 31, 2015
Charcot Business Park II	December, 2014	San Jose, California	$16,000	119	100.0%
McNeil 1	November, 2014	Austin, Texas	10,550	246	100.0%
Springlake Business Center II	August, 2014	Dallas, Texas	5,148	145	88.2%
Arapaho Business Park 9	July, 2014	Dallas, Texas	1,134	19	100.0%
MICC — Center 23	July, 2014	Miami, Florida	12,725	149	100.0%
Total 2014 Acquisitions			45,557	678	97.5%
Bayshore Corporate Center	December, 2013	San Mateo, California	60,500	340	94.2%
Valwood Business Park	November, 2013	Dallas, Texas	12,425	245	90.0%
Dallas Flex Portfolio	October, 2013	Dallas, Texas	27,900	559	95.8%
Arapaho Business Park	July, 2013	Dallas, Texas	14,750	389	87.3%
Total 2013 Acquisitions			115,575	1,533	92.4%
Total			$161,132	2,211	93.9%

In 2013, the Company entered into a joint venture, in which it will maintain 95.0% economic interest, known as Amherst JV LLC, (the “Joint Venture”) with an unrelated real estate development company for the purpose of developing a 395-unit multi-family building on a five-acre site, to be known as Highgate, within its Westpark Business Park in Tysons, Virginia. The Company contributed the site, along with capitalized improvements, to the Joint Venture on October 5, 2015. Subsequent to the contribution date, demolition, site preparation and construction commenced and is expected to be completed in late 2017. The total development costs for the Joint Venture, including a land value of $27.0 million, are estimated to be $117.2 million. As of December 31, 2015, the Company’s investment in unconsolidated joint venture was $26.7 million.

During 2015, the Company sold four business parks aggregating 492,000 square feet in non-strategic markets for net proceeds of $41.2 million, which resulted in a gain of $23.4 million. Additionally, as part of an eminent domain process, the Company sold five buildings, aggregating 82,000 square feet, at the Company’s Overlake Business Park located in Redmond, Washington, for $13.9 million, which resulted in a gain of $4.8 million. With these sales the Company has completed its stated objective of exiting non-strategic markets in Sacramento, California, Oregon and Arizona.

During 2014, the Company sold five business parks aggregating 1.9 million square feet and 11.5 acres of land in non-strategic markets, including Portland, Oregon and Phoenix, Arizona, for net proceeds of $212.2 million, which resulted in a gain of $92.4 million.

From 1998 through 2012, the Company acquired 24.9 million square feet of commercial space, developed an additional 575,000 square feet and sold 2.3 million square feet along with some parcels of land.

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 1990. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the net income that is currently distributed to its shareholders.

The Company’s principal executive offices are located at 701 Western Avenue, Glendale, California 91201-2349. The Company’s telephone number is (818) 244-8080. The Company maintains a website with the address psbusinessparks.com. The information contained on the Company’s website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (the “SEC”).

Business of the Company: The Company is in the commercial property business, with 99 business parks consisting of multi-tenant flex, industrial and office space. The Company owns 14.6 million square feet of flex space. The Company defines “flex” space as buildings that are configured with a combination of warehouse and office space and can be designed to fit a wide variety of uses. The warehouse component of the flex space has a number of uses including light manufacturing and assembly, storage and warehousing, showroom, laboratory, distribution and research and development activities. The office component of flex space is complementary to the warehouse component by enabling businesses to accommodate management and production staff in the same facility. The Company owns 8.8 million square feet of industrial space that has characteristics similar to the warehouse component of the flex space as well as ample dock access. In addition, the Company owns 4.6 million square feet of low-rise office space, generally either in business parks that combine office and flex space or in submarkets where the market demand is more office focused.

The Company’s commercial properties typically consist of business parks with low-rise buildings, ranging from one to 49 buildings per park, located on parcels of various sizes which comprise from nearly 12,000 to 3.5 million aggregate square feet of rentable space. Facilities are managed through either on-site management or offices central to the facilities. Parking is generally open but in some instances is covered. The ratio of parking spaces to rentable square feet generally ranges from two to six per thousand square feet depending upon the use of the property and its location. Office space generally requires a greater parking ratio than most industrial uses.

The tenant base for the Company’s facilities is diverse. The portfolio can be bifurcated into those facilities that service small to medium-sized businesses and those that service larger businesses. Approximately 35.2% of in-place rents from the portfolio are derived from facilities that generally serve small to medium-sized businesses. A property in this facility type is typically divided into units under 5,000 square feet and leases generally range from one to three years. The remaining 64.8% of in-place rents from the portfolio are generally derived from facilities that serve larger businesses, with units 5,000 square feet and larger. The Company also has several tenants that lease space in multiple buildings and locations. The U.S. Government is the largest tenant with multiple leases encompassing approximately 842,000 square feet, or 5.3%, of the Company’s annualized rental income.

The Company owns operating properties in six states and it may expand its operations to other states or reduce the number of states in which it operates. Properties are acquired for both income and potential capital appreciation; there is no limitation on the amount that can be invested in any specific property.

The Company owns land which may be used for the development of commercial properties. The Company owns approximately 14.0 acres of such land in Dallas, Texas and 6.4 acres in Northern Virginia as of December 31, 2015.

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

The Company is the sole general partner of the Operating Partnership. As of December 31, 2015, the Company owned 77.8% of the common partnership units of the Operating Partnership, and the remainder of such common partnership units were owned by PS. The common units owned by PS may be redeemed by PS from time to time, subject to the provisions of our charter, for cash or, at our option, shares of our common stock on a one-for-one basis. Also as of December 31, 2015, in connection with the Company’s issuance of publicly traded Cumulative Preferred Stock, the Company owned 36.8 million preferred units of the Operating Partnership of various series with an aggregate redemption value of $920.0 million with terms substantially identical to the terms of the publicly traded depositary shares each representing 1/1,000 of a share of 5.70% to 6.45% Cumulative Preferred Stock of the Company.

As the general partner of the Operating Partnership, the Company has the exclusive responsibility under the Operating Partnership Agreement to manage and conduct the business of the Operating Partnership. The Board of Directors of the Company (the “Board”) directs the affairs of the Operating Partnership by managing the Company’s affairs. The Operating Partnership is responsible for, and pays when due, its share of all administrative and operating expenses of the properties it owns.

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

Property Management Services

The Company manages commercial properties owned by PS, which are generally adjacent to self-storage facilities, for a management fee of 5% of the gross revenues of such properties in addition to reimbursement of certain costs. The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenue derived from this management contract with PS totaled $540,000,  $660,000 and $639,000 for the years ended December 31, 2015,  2014 and 2013, respectively. As of December 31, 2015, the Company managed 813,000 rentable square feet on behalf of PS compared to 1.1 million rentable square feet as of December 31, 2014.

PS also provides property management services for the self-storage component of two assets owned by the Company. These self-storage facilities, located in Palm Beach County, Florida, operate under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days’ notice. Management fee expenses under the contract were $79,000, $70,000 and $59,000 for the years ended December 31, 2015,  2014 and 2013, respectively.

Management

Joseph D. Russell, Jr. leads the Company’s senior management team. Mr. Russell is Chief Executive Officer of the Company. The Company’s senior management includes: Maria R. Hawthorne, President; John W. Petersen, Executive Vice President and Chief Operating Officer; Edward A. Stokx, Executive Vice President and Chief Financial Officer; Christopher M. Auth, Vice President (Washington Metro Division); Trenton A. Groves, Vice President and Corporate Controller; Coby A. Holley, Vice President, Investments; Robin E. Mather, Vice President (Southern California Division); Eddie F. Ruiz, Vice President and Director of Facilities; Richard E. Scott, Vice President (Northern California Division); Eugene Uhlman, Vice President, Construction Management; and David A. Vicars, Vice President (Southeast Division).

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

Maximize Net Cash Flow of Existing Properties: The Company seeks to maximize the net cash flow generated by its properties by (i) maximizing average occupancy rates, (ii) achieving the highest possible levels of realized rents per occupied square foot, (iii) controlling its operating cost structure by improving operating efficiencies and economies of scale and (iv) minimizing recurring capital expenditures required to maintain and improve occupancy. The Company believes that its experienced property management personnel and comprehensive systems combined with focused economies of scale enhance the Company’s ability to meet these goals. The Company seeks to increase occupancy rates and realized rents per square foot by providing its field personnel with incentives to lease space to credit worthy tenants and to maximize the return on investment in each lease transaction.

Focus on Targeted Markets: The Company intends to continue investing in markets that have characteristics which enable them to be competitive economically. The Company believes that markets with a  combination of above average population growth, job growth, higher education levels and personal income will produce better overall economic returns. The Company targets parks in high barrier to entry markets that are close to critical infrastructure, middle to high income housing or universities and have easy access to major transportation arteries.

Reduce Capital Expenditures and Increase Occupancy Rates by Providing Flexible Properties and Attracting a Diversified Tenant Base: By focusing on properties with easily reconfigurable space, the Company believes it can offer facilities that appeal to a wide range of potential tenants, which aids in reducing recurring capital expenditures associated with re-leasing space. The Company believes this property flexibility also allows it to better serve existing tenants by accommodating expansion and contraction needs. In addition, the Company believes that a diversified tenant base combined with flexible parks helps it maintain occupancy rates by enabling it to attract a greater number of potential users to its space.

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

Financing Strategy

The Company’s primary objective in its financing strategy is to maintain financial flexibility and a low risk capital structure. Key elements of this strategy are:

Retain Operating Cash Flow: The Company seeks to retain significant funds (after funding its distributions and capital improvements) for additional investments. During the years ended December 31, 2015 and 2014, the Company distributed 46.1% and 42.3%, respectively, of its funds from operations (“FFO”) to common shareholders/unit holders. FFO is computed in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income, computed in accordance with U.S. generally accepted accounting principles (“GAAP”), before depreciation, amortization, gains or losses on asset dispositions, net income allocable to noncontrolling interests — common units, net income allocable to restricted stock unit holders, impairment charges and nonrecurring items. FFO is a non-GAAP financial measure and should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results of operations. Other REITs may use different methods for calculating FFO and, accordingly, the Company’s FFO may not be comparable to other real estate companies’ funds from operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Non-GAAP Supplemental Disclosure Measure: Funds from Operations,” for a reconciliation of FFO and net income allocable to common shareholders and for additional information on why the Company presents FFO.

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

Debt Financing: The Company, from time to time, has used debt financing to facilitate real estate acquisitions and other capital allocations. The primary source of debt the Company has historically relied upon to provide short-term capital is its $250.0 million unsecured line of credit (the “Credit Facility”). In addition, during 2011, in connection with its $520.0 million portfolio acquisition in Northern California, the Company obtained a $250.0 million unsecured three-year term loan and assumed a $250.0 million mortgage note. During 2013, the unsecured three-year term loan was repaid in full.  The $250.0 million mortgage note is an interest only mortgage that matures December  1, 2016.

Access to Capital: The Company targets a minimum ratio of FFO to combined fixed charges and preferred distributions paid of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest while preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the year ended December 31, 2015, the FFO to combined fixed charges and preferred distributions paid ratio was 3.2 to 1.0, excluding the non-cash charge for the issuance costs related to the redemption of preferred equity. The Company believes that its financial position enables it to access capital to finance future growth. Subject to market conditions, the Company may add leverage to its capital structure.

Competition

Competition in the market areas in which many of the Company’s properties are located is significant and has from time to time negatively impacted occupancy levels and rental rates of, and increased the operating expenses of, certain of these properties. Competition may be accelerated by any increase in availability of funds for investment in real estate. Barriers to entry are relatively low for those with the necessary capital and the Company competes for property acquisitions and tenants with entities that have greater financial resources than the Company. Sublease space and unleased developments continue to create competition among operators in certain markets in which the Company operates. While the Company will have to respond to market demands, management believes that the combination of its ability to offer a variety of options within its business parks and the Company’s financial stability provide it with an opportunity to compete favorably in its markets.

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

Investments in Real Estate Facilities

As of December 31, 2015, the Company owned and operated 28.0 million rentable square feet comprised of 99 business parks in six states compared to 28.6 million rentable square feet at December 31, 2014.

Investment in and Advances to Unconsolidated Joint Venture

As of December 31, 2015, the Company’s investment in unconsolidated joint venture was $26.7 million. In addition to the equity capital the Company has committed to the Joint Venture, the Company has also agreed to provide the Joint Venture with a construction loan in the amount of $75.0 million. The Joint Venture will pay interest under the construction loan at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25%. Interest on outstanding borrowings is payable monthly and the loan will mature on April 5, 2019. The Company had no loan advances to the Joint Venture as of December 31, 2015.

Summary of Business Model

The Company has a geographically diversified portfolio in six states across the country with a diversified customer mix by both size and industry concentration. The Company believes that this diversification combined with a conservative financing strategy, a  focus on markets with strong demographics for growth and a decentralized operating strategy gives the Company a business model that mitigates risk and provides strong long-term growth opportunities.

Restrictions on Transactions with Affiliates

The Company’s Bylaws provide that the Company may engage in transactions with affiliates provided that a purchase or sale transaction with an affiliate is (i) approved by a majority of the Company’s independent directors and (ii) fair to the Company based on an independent appraisal or fairness opinion.

Borrowings

The Company had an outstanding mortgage note payable of $250.0 million at December 31, 2015 and 2014. See Notes 6 and 7 to the consolidated financial statements included in this Form 10-K for a summary of the Company’s outstanding borrowings as of December 31, 2015.

The Company’s Credit Facility is with Wells Fargo Bank, National Association (“Wells Fargo”).  The Credit Facility has a borrowing limit of $250.0 million and expires May 1, 2019. The rate of interest charged on borrowings is based on LIBOR plus 0.875% to LIBOR plus 1.70% depending on the Company’s credit ratings. Currently, the Company’s rate under the  Credit Facility is LIBOR plus 0.875%. In addition, the Company is required to pay an annual facility fee ranging from 0.125% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). The Company had no balance outstanding on the Credit Facility at December 31, 2015 and 2014. The Company had $769,000 and $1.0 million of unamortized commitment fees as of December 31, 2015 and 2014, respectively. The Credit Facility requires the Company to meet certain covenants, all of which the Company was in compliance at December 31, 2015. Interest on outstanding borrowings is payable monthly.

The Company had a term loan with Wells Fargo (the “Term Loan”) in the amount of $250.0 million that was scheduled to mature on December 31, 2014. The Term Loan was repaid in full in November, 2013. Interest under the Term Loan was accrued based on an applicable rate ranging from LIBOR plus 1.15% to LIBOR plus 2.25% depending on the Company’s credit ratings. During 2013, the Company’s rate under the Term Loan was LIBOR plus 1.20%.

The Company has broad powers to borrow in furtherance of the Company’s objectives. The Company has incurred in the past, and may incur in the future, both short-term and long-term indebtedness to facilitate real estate acquisitions and other capital allocations.

Employees

As of December 31, 2015, the Company employed 142 individuals, primarily personnel engaged in property operations.

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

We may encounter significant delays and expense in re-letting vacant space, or we may not be able to re-let space at existing rates, in each case resulting in losses of income: When leases expire, we may incur expenses in retrofitting space and we may not be able to re-lease the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. As of December 31, 2015,  2,186 leases representing 22.0% of the leased square footage of our total portfolio, or 21.3% of annualized rental income, are scheduled to expire in 2016. While we have estimated our cost of renewing leases that expire in 2016, our estimates could be wrong. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.

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

We may be adversely affected if casualties to our properties are not covered by insurance: While we maintain insurance coverage for the losses caused by earthquakes or hurricanes, we could suffer uninsured losses or losses in excess of our insurance policy limits for such occurrences. Approximately 40.2% of our properties are located in California and are generally in areas that are subject to risks of earthquake-related damage. In the event of an earthquake, hurricane or other natural disaster, we  would remain liable on any mortgage debt or other unsatisfied obligations related to that property.

The illiquidity of our real estate investments may prevent us from adjusting our portfolio to respond to market changes: There may be delays and difficulties in selling real estate. Therefore, we cannot easily change our portfolio when economic conditions change. Also, REIT tax laws may impose negative consequences if we sell properties held for less than two years.

We may be adversely affected by changes in laws: Increases in income and service taxes may reduce our cash flow and ability to make expected distributions to our shareholders. Additionally, any changes in the tax law applicable to REITs may adversely affect taxation of us and/or our shareholders. Our properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and safety codes. If we fail to comply with these requirements, governmental authorities could fine us or courts could award damages against us. We believe our properties comply with all significant legal requirements. However, these requirements could change in a way that would reduce our cash flow and ability to make distributions to shareholders.

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

We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures: All of our properties must comply with the Americans with Disabilities Act and with related regulations (the “ADA”). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to persons with disabilities.  Various state laws impose similar requirements. A failure to comply with the ADA or similar state laws could lead to government imposed fines on us and/or litigation, which could also involve an award of damages to individuals affected by the non-compliance. In addition, we must operate our properties in compliance with numerous local fire and safety regulations, building codes, and other land use regulations. Compliance with these requirements can require us to spend substantial amounts of money, which would reduce cash otherwise available for distribution to shareholders. Failure to comply with these requirements could also affect the marketability of our real estate facilities.

We incur liability from tenant and employment-related claims: From time to time we have to make monetary settlements or defend actions or arbitration to resolve tenant or employment-related claims and disputes.

Development of properties can subject us to risks: As of December 31, 2015, we have a joint venture development for the purpose of developing a 395 unit multi-family project. Developments of this nature are subject to a number of risks, including construction delays, complications in obtaining necessary zoning, occupancy and other governmental permits, cost overruns, problems with our joint venture partner, financing risks, and the possible inability to meet expected occupancy and rent levels. If any of these problems occur, development costs for a project may increase, and there may be costs incurred for projects that are not completed. As a result of the foregoing, some properties may be worth less or may generate less revenue than, or simply not perform as well as, we believed at the time of development, negatively affecting our operating results. Any of the foregoing risks could adversely affect our financial condition, operating results and cash flow, and our ability to pay dividends on, and the market price of, our stock. In addition, we may be unable to successfully integrate and effectively manage the properties we develop, which could adversely affect our results of operations.

Global economic conditions adversely affect our business, financial condition, growth and access to capital.

While there continues to be global economic uncertainty, United States unemployment levels have moderated and economic activity has modestly improved.  Economic conditions in the markets where we operate facilities, and other events or factors could adversely affect demand for commercial real estate, which could adversely affect our business. To the extent that turmoil in the financial markets returns or intensifies, it has the potential to materially affect the value of our properties, the availability or the terms of financing and may impact the ability of our customers to enter into new leasing transactions or satisfy rental payments under existing leases. The volatility and duration of an economic recovery could also affect our operating results and financial condition as follows:

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

While we did not acquire property during 2015, we will continue to seek to acquire additional multi-tenant flex, industrial and office properties where they meet our criteria. Our belief, however, is subject to risks, uncertainties and other factors, many of which are forward-looking and are uncertain in nature or are beyond our control, including the risks that our acquisitions and developments may not perform as expected, we may be unable to quickly integrate new acquisitions and developments into our existing operations, and any costs to develop projects or redevelop acquired properties may exceed estimates. Further, we face significant competition for suitable acquisition properties from other real estate investors, including other publicly traded real estate investment trusts and private institutional investors. As a result, we may be unable to acquire additional properties we desire or the purchase price for desirable properties may be significantly increased.

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

Subsequent to December 31, 2015, the  Board increased its quarterly dividend from $0.60 per common share to $0.75 per common share, increasing quarterly distributions by $5.2 million per quarter.

During the three months ended September 30, 2015, the  Board increased its quarterly dividend from $0.50 per common share to $0.60 per common share, increasing quarterly distributions by $3.5 million per quarter.

During 2014, the Company sold a combined total of 1.9 million square feet along with some parcels of land in Beaverton, Oregon and Phoenix, Arizona. Absent a special distribution in excess of our normal, recurring quarterly dividend, the Company would have had taxable income in excess of distributions resulting in federal income tax at the corporate level. To qualify for the dividends paid deduction for tax purposes and minimize this potential tax, on December 30, 2014, the Company paid a one-time special cash dividend of $2.75 per common share (“Special Cash Dividend”)  along with the fourth quarter 2014 regular dividend of $0.50 per common share. Holders of common partnership units of the Operating Partnership also received the same distribution on December 30, 2014.

The Board will continue to evaluate our dividend rate in light of our actual and projected taxable income, liquidity requirements and other circumstances, and there can be no assurance that the future dividends declared by our Board will not differ materially.

PS has significant influence over us.

As of December 31, 2015, PS owned 7.2 million shares of the Company’s common stock and 7.3 million common units of the Operating Partnership (100.0% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 42.1% (or 14.5 million shares) of the outstanding shares of the Company’s common stock at December 31, 2015. In addition, the PS Business Parks name and logo are owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice. Ronald L. Havner, Jr., the Company’s chairman, is also Chairman of the Board, Chief Executive Officer and President of PS. Gary E. Pruitt, an independent director of the Company is also a trustee of PS. Consequently, PS has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the Operating Partnership. PS’s interest in such matters may differ from other shareholders. In addition, PS’s ownership may make it more difficult for another party to take over our Company without PS’s approval.

Provisions in our organizational documents may prevent changes in control.

Our articles generally prohibit any person from owning more than 7% of our shares: Our articles of incorporation restrict the number of shares that may be owned by any “person,” and the partnership agreement of our Operating Partnership contains an anti-takeover provision. No shareholder (other than PS and certain other specified shareholders) may own more than 7% of the outstanding shares of our common stock, unless our Board waives this limitation. We imposed this limitation to avoid, to the extent possible, a concentration of ownership that might jeopardize our ability to qualify as a REIT. This limitation, however, also makes a change of control much more difficult (if not impossible) even if it may be favorable to our public shareholders. These provisions will prevent future takeover attempts not supported by PS even if a majority of our public shareholders consider it to be in their best interests as they would receive a premium for their shares over market value or for other reasons.

Our Board can set the terms of certain securities without shareholder approval: Our Board is authorized, without shareholder approval, to issue up to 50.0 million shares of preferred stock and up to 100.0 million shares of equity stock, in each case in one or more series. Our Board has the right to set the terms of each of these series of stock. Consequently, the Board could set the terms of a series of stock that could make it difficult (if not impossible) for another party to take over our Company even if it might be favorable to our public shareholders. Our articles of incorporation also contain other provisions that could have the same effect. We can also cause our Operating Partnership to issue additional interests for cash or in exchange for property.

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

Our business is subject to regulation under a wide variety of U.S. federal, state and local laws, regulations and policies including those imposed by the SEC, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the New York Stock Exchange (the “NYSE”), as well as applicable labor laws. Although we have policies and procedures designed to comply with applicable laws and regulations, failure to comply with the various laws and regulations may result in civil and criminal liability, fines and penalties, increased costs of compliance and restatement of our financial statements.

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

Our shares of preferred stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common stock. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common stock, shares of our preferred stock are entitled to receive a liquidation preference of $25,000 per share (or $25.00 per depositary share) plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. In addition, our preferred stockholders have the right to elect two additional directors to our Board whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2015, the Company owned 99 business parks consisting of a geographically diverse portfolio of 28.0 million rentable square feet of commercial real estate which consists of 14.6 million square feet of flex space, 8.8 million square feet of industrial space and 4.6 million square feet of office space. The weighted average occupancy rate throughout 2015 was 92.8% and the realized rent per square foot was $14.27.

The following table reflects the geographical diversification of the 99 business parks owned by the Company as of December 31, 2015, the type of the rentable square footage and the weighted average occupancy rates throughout 2015 (except as set forth below, all of the properties are held in fee simple interest) (in thousands, except number of business parks):

						Weighted
	Number of					Average
	Business	Rentable Square Footage				Occupancy
State	Parks	Flex	Industrial	Office	Total	Rate
California (1)	47	5,539	4,618	1,076	11,233	95.1%
Texas (2)	23	4,611	477	—	5,088	88.4%
Virginia	17	1,947	—	2,093	4,040	91.6%
Florida	3	1,074	2,780	12	3,866	93.9%
Maryland	6	970	—	1,382	2,352	89.6%
Washington	3	411	951	28	1,390	96.8%
Total	99	14,552	8,826	4,591	27,969	92.8%

(1)

The Company has 4.8 million square feet in California that serves as collateral to a mortgage note payable. For more information, see Note 7 to the consolidated financial statements included in this Form 10-K.

(2)	The Company owns two properties comprising of 232,000 square feet that are subject to ground leases in Las Colinas, Texas, expiring in 2019 and 2020, each with one 10-year extension option.

While we currently anticipate that each of the properties listed above will continue to be used for its current purpose. Management will from time to time evaluate its properties from a highest and best use perspective. Competition exists in each of the market areas in which these properties are located.

The Company renovates its properties in connection with the re-leasing of space to tenants and expects that it will fund the costs of such renovations from rental income. From time to time the Company may identify higher and better use of its assets. The Company has risks that tenants will default on leases and declare bankruptcy. Management believes these risks are mitigated through the Company’s geographic diversity and diverse tenant base.

The Company evaluates the performance of its business parks primarily based on net operating income (“NOI”). NOI is defined by the Company as rental income as defined by GAAP less cost of operations as defined by GAAP, excluding depreciation and amortization.  The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them, as well as the investor, the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from NOI as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. Following the table below, we have reconciled total NOI to net income, which we consider the most directly comparable financial measure calculated in accordance with GAAP. The following information illustrates rental income, cost of operations and NOI generated by the Company’s total portfolio in 2015,  2014 and 2013 by state and by property classifications. As a result of acquisitions and dispositions, certain properties were not held for the full year and are reflected as sold assets.

The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP. In order to provide a meaningful period-to-period comparison, the tables below exclude certain material lease buyout payments noted below and amortization of the Senior Management Long-Term Equity Incentive Plan (“LTEIP”) related to field leadership. The tables below also include a reconciliation of NOI to the most comparable amounts based on GAAP (in thousands):

	For the Year Ended December 31, 2015				For the Year Ended December 31, 2014				For the Year Ended December 31, 2013
	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total
Rental Income:
California	$76,883	$21,658	$38,917	$137,458	$69,606	$19,890	$37,291	$126,787	$66,305	$13,184	$34,896	$114,385
Texas	50,699	—	2,684	53,383	45,881	—	1,564	47,445	37,783	—	1,391	39,174
Virginia	32,249	48,578	—	80,827	32,108	49,204	—	81,312	33,373	48,942	—	82,315
Florida	12,677	169	22,553	35,399	12,180	285	21,538	34,003	11,414	210	20,672	32,296
Maryland	15,390	33,494	—	48,884	15,667	33,585	—	49,252	15,299	32,954	—	48,253
Washington	7,516	586	6,371	14,473	6,875	568	5,052	12,495	6,675	493	3,433	10,601
Sold assets	2,711	—	—	2,711	22,223	2,738	—	24,961	26,378	3,592	—	29,970
Total	198,125	104,485	70,525	373,135	204,540	106,270	65,445	376,255	197,227	99,375	60,392	356,994
Cost of Operations:
California	22,368	9,234	9,523	41,125	21,701	9,094	9,118	39,913	21,430	5,763	9,115	36,308
Texas	18,657	—	967	19,624	16,977	—	431	17,408	13,034	—	287	13,321
Virginia	9,615	16,199	—	25,814	9,483	16,164	—	25,647	9,191	15,947	—	25,138
Florida	4,016	95	6,774	10,885	3,895	120	6,491	10,506	3,810	141	6,070	10,021
Maryland	5,328	10,806	—	16,134	5,709	11,765	—	17,474	4,916	10,899	—	15,815
Washington	2,059	200	1,671	3,930	1,983	202	1,652	3,837	2,048	189	1,606	3,843
Sold assets	1,242	—	—	1,242	8,823	1,140	—	9,963	10,132	1,494	—	11,626
Total	63,285	36,534	18,935	118,754	68,571	38,485	17,692	124,748	64,561	34,433	17,078	116,072
NOI:
California	54,515	12,424	29,394	96,333	47,905	10,796	28,173	86,874	44,875	7,421	25,781	78,077
Texas	32,042	—	1,717	33,759	28,904	—	1,133	30,037	24,749	—	1,104	25,853
Virginia	22,634	32,379	—	55,013	22,625	33,040	—	55,665	24,182	32,995	—	57,177
Florida	8,661	74	15,779	24,514	8,285	165	15,047	23,497	7,604	69	14,602	22,275
Maryland	10,062	22,688	—	32,750	9,958	21,820	—	31,778	10,383	22,055	—	32,438
Washington	5,457	386	4,700	10,543	4,892	366	3,400	8,658	4,627	304	1,827	6,758
Sold assets	1,469	—	—	1,469	13,400	1,598	—	14,998	16,246	2,098	—	18,344
Total	$134,840	$67,951	$51,590	$254,381	$135,969	$67,785	$47,753	$251,507	$132,666	$64,942	$43,314	$240,922

The following table reconciles NOI to consolidated net income as determined by GAAP (in thousands):

	For The Years Ended December 31,
	2015	2014	2013
Total NOI	$254,381	$251,507	$240,922
Other income and (expenses):
Lease buyout payments	—	—	2,252
LTEIP amortization:
Cost of operations	(2,470)	(2,623)	1,241
General and administrative	(5,766)	(4,802)	2,652
Facility management fees	540	660	639
Other income and expenses	(12,740)	(13,221)	(14,681)
Depreciation and amortization	(105,394)	(110,357)	(108,917)
General and administrative	(7,816)	(8,487)	(7,110)
Acquisition transaction costs	—	(350)	(854)
Gain on sale of real estate facilities	28,235	92,373	—
Net income	$148,970	$204,700	$116,144

Portfolio Information

The table below sets forth information with respect to occupancy and rental rates of the Company’s total portfolio for each of the last five years, including discontinued operations:

	2015	2014	2013 (1)	2012 (1)	2011(1)
Weighted average occupancy rate	92.8%	91.3%	89.9%	89.4%	89.8%
Realized rent per square foot	$14.27	$14.00	$13.91	$14.05	$15.11

(1)	Excludes certain material lease buyout payments of $2.3 million, $1.8 million and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table sets forth the lease expirations for all operating assets as of December 31, 2015 (in thousands):

Lease Expirations as of December 31, 2015

				Percent of
		Rentable Square	Annualized Rental	Annualized Rental
	Number of	Footage Subject to	Income Under	Income Represented
Year of Lease Expiration	Tenants	Expiring Leases	Expiring Leases	by Expiring Leases
2016	2,186	5,800	$83,573	21.3%
2017	1,400	6,318	89,582	22.9%
2018	685	4,497	67,325	17.2%
2019	265	3,613	51,350	13.1%
2020	270	2,908	42,458	10.8%
2021	36	1,210	17,616	4.5%
2022	33	649	12,301	3.1%
2023	13	403	5,945	1.5%
2024	9	330	6,054	1.6%
2025	16	400	9,834	2.5%
Thereafter	7	218	5,938	1.5%
Total	4,920	26,346	$391,976	100.0%

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of the Registrant’s Common Equity:

The common stock of the Company trades on the NYSE under the symbol PSB. The following table sets forth the high and low sales prices of the common stock on the NYSE for the applicable periods:

	Range		Dividends
Three Months Ended	High	Low	Declared
March 31, 2014	$87.54	$74.85	$0.50
June 30, 2014	$87.15	$80.78	$0.50
September 30, 2014	$85.01	$74.97	$0.50
December 31, 2014	$84.76	$75.02	$3.25	(1)

March 31, 2015	$88.92	$76.93	$0.50
June 30, 2015	$84.25	$71.14	$0.50
September 30, 2015	$79.95	$70.15	$0.60
December 31, 2015	$90.25	$77.00	$0.60

(1)	Amount includes a $2.75 per common share special cash dividend.

Holders:

As of February 15, 2016, there were 331 holders of record of the common stock.

Dividends:

Holders of common stock are entitled to receive distributions when, as and if declared by our Board out of any funds legally available for that purpose. The Company is required to distribute at least 90% of its taxable income prior to the filing of the Company’s tax return to maintain its REIT status for federal income tax purposes. It is management’s intention to pay distributions of not less than these required amounts.

Effective September, 2015, the Board increased its quarterly dividend from $0.50 per common share to $0.60 per common share. Subsequent to December 31, 2015, the Board increased its quarterly dividend from $0.60 per common share to $0.75 per common share, increasing quarterly distributions by $5.2 million per quarter.

The Board has established a distribution policy intended to maximize the retention of operating cash flow and distribute the amount required for the Company to maintain its tax status as a REIT.

Issuer Repurchases of Equity Securities:

The Board previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the three months ended December 31, 2015, there were no shares of the Company’s common stock repurchased. As of December 31, 2015, the Company has 1,614,721 shares available for repurchase under the program. The program does not expire. Purchases will be made subject to market conditions and other investment opportunities available to the Company.

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

	For The Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Revenues:
Rental income	$373,135	$376,255	$359,246	$346,548	$297,457
Facility management fees	540	660	639	649	684
Total operating revenues	373,675	376,915	359,885	347,197	298,141
Expenses:
Cost of operations	121,224	127,371	114,831	114,108	99,917
Depreciation and amortization	105,394	110,357	108,917	109,398	84,391
General and administrative	13,582	13,639	5,312	8,919	9,036
Total operating expenses	240,200	251,367	229,060	232,425	193,344
Other income and (expenses):
Interest and other income	590	372	1,485	241	221
Interest and other expenses	(13,330)	(13,593)	(16,166)	(20,618)	(5,455)
Total other income and (expenses)	(12,740)	(13,221)	(14,681)	(20,377)	(5,234)
Gain on sale of real estate facilities	28,235	92,373	—	—	—
Income from continuing operations	148,970	204,700	116,144	94,395	99,563
Discontinued operations:
Income from discontinued operations (1)	—	—	—	42	360
Gain on sale of real estate facilities	—	—	—	935	2,717
Total discontinued operations	—	—	—	977	3,077
Net income	$148,970	$204,700	$116,144	$95,372	$102,640

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$18,495	$30,729	$12,952	$5,970	$15,543
Noncontrolling interests — preferred units	—	—	—	323	(6,991)
Total net income allocable to noncontrolling interests	18,495	30,729	12,952	6,293	8,552
Net income allocable to PS Business Parks, Inc.:
Preferred shareholders	61,885	60,488	59,216	69,136	41,799
Restricted stock unit holders	299	329	125	138	127
Common shareholders	68,291	113,154	43,851	19,805	52,162
Total net income allocable to PS Business Parks, Inc.	130,475	173,971	103,192	89,079	94,088
Net income	$148,970	$204,700	$116,144	$95,372	$102,640

	For The Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Per Common Share:
Cash Distributions (2)	$2.20	$4.75	$1.76	$1.76	$1.76
Net income — basic	$2.53	$4.21	$1.77	$0.82	$2.13
Net income — diluted	$2.52	$4.19	$1.77	$0.81	$2.12
Weighted average common shares — basic	26,973	26,899	24,732	24,234	24,516
Weighted average common shares — diluted	27,051	27,000	24,833	24,323	24,599
Balance Sheet Data:
Total assets	$2,186,658	$2,227,114	$2,238,559	$2,151,817	$2,138,619
Total debt	$250,000	$250,000	$250,000	$468,102	$717,084
Equity:
PS Business Parks, Inc.'s shareholders' equity:
Preferred stock	$920,000	$995,000	$995,000	$885,000	$598,546
Common stock	$740,496	$718,281	$722,941	$560,689	$580,659
Noncontrolling interests:
Preferred units	$—	$—	$—	$—	$5,583
Common units	$200,103	$194,928	$196,699	$168,572	$175,807
Other Data:
Net cash provided by operating activities	$238,072	$227,771	$222,294	$209,127	$180,620
Net cash provided by (used in) investing activities	$3,131	$113,188	$(172,872)	$(105,729)	$(337,106)
Net cash (used in) provided by financing activities	$(204,758)	$(219,973)	$(30,824)	$(95,495)	$156,400
Square footage owned at the end of period	27,969	28,550	29,740	28,208	27,090

(1)

Prior to the adoption of the new guidance for reporting discontinued operations and disposal of components of an entity, the operating results from assets classified as properties held for disposition prior to December 31, 2013 are included in discontinued operations for the years ended December 31, 2011 through 2013. Subsequent to the adoption, the operating results from assets sold after January 1, 2014 are included in income from continuing operations.

(2)	Amount includes a $2.75 per common share special cash dividend for the year ended December 31, 2014.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the selected financial data and the Company’s consolidated financial statements and notes thereto included in this Form 10-K.

Overview

All operating metrics discussed in this section as of and for the years ended December 31, 2015,  2014 and 2013 exclude sold assets. Management believes excluding the results of such assets provides the most relevant perspective on the ongoing operations of the Company. Please refer to “Item 15, “Exhibits and Financial Statements Schedules”” for financial metrics that include results from sold assets.

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

During 2015, the Company executed leases comprising 9.5 million square feet of space including 5.9 million square feet of renewals of existing leases and 3.6 million square feet of new leases. Overall, the change in rental rates for the Company continued to improve. See further discussion of operating results below.

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

Effect of Economic Conditions on the Company’s Operations: During 2015,  most markets continued to reflect favorable conditions allowing for improving occupancy and rental rates.  With the exception of the Virginia and Maryland markets, new rental rates for the Company improved over expiring rental rates on executed leases as economic conditions remained healthy.  The Virginia and Maryland markets continue to experience soft market conditions as evidenced by continued pressure on rental rates. In these markets, rental rates on new and renewed leases declined 6.2% and 9.6%, respectively, over expiring rents for the year ended December 31, 2015. Given lease expirations of 1.0 million square feet in Virginia and 590,000 square feet in Maryland through December 31, 2016, the Company may continue to experience a decrease in rental income in these markets.

Tenant Credit Risk: The Company historically has experienced a low level of write-offs of uncollectable rents, but there is inherent uncertainty in a tenant’s ability to continue paying rent and meet its full lease obligation. The table below summarizes the impact to the Company from tenants’ inability to pay rent or continue to meet their lease obligations (in thousands):

	For The Years Ended December 31,
	2015	2014	2013
Annual write-offs of uncollectible rent	$919	$1,101	$955
Annual write-offs as a percentage of rental income	0.2%	0.3%	0.3%
Square footage of leases terminated prior to their scheduled expiration
due to business failures/bankruptcies	473	362	431
Accelerated depreciation and amortization related to unamortized tenant
improvements and lease commissions associated with early terminations	$539	$460	$2,071

As of February 15,  2016, the Company had 54,000 square feet of leased space occupied by six tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, tenants contact us, requesting early termination of their lease, reductions in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.

Company Performance and Effect of Economic Conditions on Primary Markets: During the year ended December 31, 2015, initial rental rates on new and renewed leases within the Company’s total portfolio increased 4.4% over expiring rents, a significant improvement from the year ended December 31, 2014, in which initial rental rates on new and renewed leases increased by 0.5%. The Company’s Same Park (defined below) occupancy rate at December 31, 2015 was 94.9%, compared to 93.5% at December 31, 2014. The Company’s total portfolio occupancy rate at December 31, 2015 was 94.8%, compared to 92.4% at December 31, 2014.  The Company’s operations are concentrated in eight regions. Each of the eight regions in which the Company owns assets is subject to its own unique market influences. See “Supplemental Property Data and Trends” below for more information on regional operating data.

Effect of Acquisitions, Development and Dispositions of Properties on the Company’s Operations:  The Company is focused on growing its operations by looking for opportunities to expand its presence in existing and new markets through strategic acquisitions that meet the Company’s focus on multi-tenant flex, industrial and office parks in markets where it has or may obtain a substantial market presence. The Company may also from time to time dispose of assets based on market conditions.

The Company made no acquisitions in 2015. As of December 31, 2015, the blended occupancy rate of the nine assets comprising 2.2 million square feet acquired during 2013 and 2014, Non-Same Park (defined below) was 93.9% compared to a blended occupancy rate of 66.1% at the time of acquisition. As of December 31, 2015, the Company had 135,000 square feet of vacant space spread over these acquisitions, which we believe provides the Company with the opportunity to generate additional rental income given that the Company’s Same Park assets in these same submarkets have a weighted average occupancy of 95.5% at December 31, 2015. The table below contains the assets acquired from 2013 to 2014 (dollars and square feet in thousands):

			Purchase	Square	Occupancy at	Occupancy at
Property	Date Acquired	Location	Price	Feet	Acquisition	December 31, 2015
Charcot Business Park II	December, 2014	San Jose, California	$16,000	119	96.7%	100.0%
McNeil 1	November, 2014	Austin, Texas	10,550	246	53.3%	100.0%
Springlake Business Center II	August, 2014	Dallas, Texas	5,148	145	35.4%	88.2%
Arapaho Business Park 9	July, 2014	Dallas, Texas	1,134	19	100.0%	100.0%
MICC — Center 23	July, 2014	Miami, Florida	12,725	149	0.0%	100.0%
Bayshore Corporate Center	December, 2013	San Mateo, California	60,500	340	81.8%	94.2%
Valwood Business Park	November, 2013	Dallas, Texas	12,425	245	83.5%	90.0%
Dallas Flex Portfolio	October, 2013	Dallas, Texas	27,900	559	72.1%	95.8%
Arapaho Business Park	July, 2013	Dallas, Texas	14,750	389	66.5%	87.3%
Total			$161,132	2,211	66.1%	93.9%

During 2015, the Company sold four business parks aggregating 492,000 square feet in non-strategic markets for net proceeds of $41.2 million, which resulted in a gain of $23.4 million. Additionally, as part of an eminent domain process, the Company sold five buildings, aggregating 82,000 square feet, at the Company’s Overlake Business Park located in Redmond, Washington, for $13.9 million, which resulted in a gain of $4.8 million. With these sales the Company has completed its stated objective of exiting non-strategic markets in Sacramento, California, Oregon and Arizona.

During 2014, the Company sold five business parks aggregating 1.9 million square feet and 11.5 acres of land in non-strategic markets, including Portland, Oregon and Phoenix, Arizona, for net proceeds of $212.2 million, which resulted in a gain of $92.4 million.

In 2013, the Company entered into a joint venture, in which it will maintain a 95.0% economic interest, with an unrelated real estate development company for the purpose of developing a 395-unit multi-family building, to be known as Highgate, located within the Company’s Westpark Business Park in Tysons, Virginia. The Company contributed a five-acre site on which the multi-family project will be developed, along with capitalized improvements, to the Joint Venture on October 5, 2015. Subsequent to the contribution date, demolition, site preparation and construction commenced and is expected to be completed in late 2017. The total development costs for the Joint Venture, including a land value of $27.0 million, are estimated to be $117.2 million. As of December 31, 2015, the Company’s investment in unconsolidated joint venture was $26.7 million.

Scheduled Lease Expirations: In addition to the 1.4 million square feet, or 5.2%, of space available in our total portfolio as of December 31, 2015,  2,186 leases representing 22.0% of the leased square footage of our total portfolio,  or 21.3% of annualized rental income, are scheduled to expire in 2016. Our ability to re-lease available space will depend upon market conditions in the specific submarkets in which our properties are located. As a result, we cannot predict with certainty the rate at which expiring leases will be re-leased.

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

Concentration of Portfolio by Region: The table below reflects the Company’s square footage based on regional concentration as of December 31, 2015. As part of the table below, we have reconciled total NOI to net income (in thousands):

		Percent of
	Square	Square	2015	Percent
Region	Footage	Footage	NOI	of NOI
California
Northern California	7,245	25.9%	$56,509	22.3%
Southern California	3,988	14.3%	39,824	15.7%
Texas
Northern Texas	3,125	11.2%	19,490	7.7%
Southern Texas	1,963	7.0%	14,269	5.6%
Virginia	4,040	14.4%	55,013	21.8%
Florida	3,866	13.8%	24,514	9.7%
Maryland	2,352	8.4%	32,750	13.0%
Washington	1,390	5.0%	10,543	4.2%
Total	27,969	100.0%	$252,912	100.0%

Reconciliation of NOI to net income

Total NOI			$252,912
Other income and (expenses):
NOI from sold assets			1,469
2014 LTEIP amortization:
Cost of operations			(2,470)
General and administrative			(5,766)
Facility management fees			540
Interest and other income			590
Interest and other expenses			(13,330)
Depreciation and amortization			(105,394)
General and administrative			(7,816)
Gain on sale of real estate facilities			28,235
Net income			$148,970

Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of December 31, 2015.  The Company analyzes this concentration to minimize significant industry exposure risk.

Percent of
Annualized
Industry	Rental Income
Business services	17.9%
Computer hardware, software and related services	10.6%
Warehouse, distribution, transportation and logistics	10.0%
Government	9.8%
Health services	9.5%
Retail, food, and automotive	7.5%
Engineering and construction	6.7%
Insurance and financial services	4.4%
Home furnishings	3.1%
Electronics	2.9%
Aerospace/defense products and services	2.7%
Communications	2.2%
Educational services	1.8%
Other	10.9%
Total	100.0%

The information below depicts the Company’s top 10 customers by annualized rental income as of December 31, 2015 (in thousands):

			Percent of
		Annualized	Annualized
Tenants	Square Footage	Rental Income (1)	Rental Income
US Government	842	$20,307	5.3%
Lockheed Martin Corporation	168	4,431	1.2%
Kaiser Permanente	199	4,181	1.1%
Keeco, LLC	460	3,385	0.9%
Luminex Corporation	185	3,234	0.9%
MAXIMUS, Inc.	102	2,006	0.5%
Investorplace Media, LLC	46	1,741	0.5%
KZ Kitchen Cabinet & Stone	181	1,728	0.5%
Inova Health Care Services	63	1,701	0.4%
Raytheon	78	1,653	0.4%
Total	2,324	$44,367	11.7%

____________

(1)	For leases expiring prior to December 31, 2016, annualized rental income represents income to be received under existing leases from January 1, 2016 through the date of expiration.

Comparison of 2015 to 2014

Results of Operations: Net income for the year ended December 31, 2015 was $149.0 million compared to $204.7 million for the year ended December 31, 2014. Net income allocable to common shareholders for the year ended December 31, 2015 was $68.3 million compared to $113.2 million for the year ended December 31, 2014. Net income per common share on a diluted basis was $2.52 for the year ended December 31, 2015 compared to $4.19 for the year ended December 31, 2014 (based on weighted average diluted common shares outstanding of 27,051,000 and 27,000,000, respectively). The decrease in net income allocable to common shareholders was primarily due to higher gain on sale of assets reported in 2014  (gain on sale of real estate facilities was $28.2 million in 2015 compared to $92.4 million in 2014).

Effective March, 2014, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2014-2017 (“2014 LTEIP”), with certain employees of the Company. Net compensation expense of $8.2 million and $7.4 million related to the 2014 LTEIP was recognized for the years ended December 31, 2015 and 2014, respectively.

To present comparative results, the amortization of 2014 LTEIP reported in either cost of operations (for operations leadership) or general and administrative expenses (for executive management) have been reflected as adjustments in the tables below.

In order to evaluate the performance of the Company’s portfolio over comparable periods, management analyzes the operating performance of properties owned and operated throughout both periods (herein referred to as “Same Park”). The Same Park portfolio includes all operating properties acquired prior to January 1, 2013. Operating properties acquired subsequently are referred to as “Non-Same Park.” For the years ended December 31, 2015 and 2014, the Same Park facilities constitute 25.8 million rentable square feet, representing 92.1% of the 28.0 million square feet in the Company’s total portfolio as of December 31, 2015.

The following table presents the operating results of the Company’s properties for the years ended December 31, 2015 and 2014 in addition to other income and expenses items affecting net income (in thousands, except per square foot data):

	For The Years Ended
	December 31,
	2015	2014	Change
Rental income:
Same Park (25.8 million rentable square feet)	$345,932	$335,206	3.2%
Non-Same Park (2.2 million rentable square feet)	24,492	16,088	52.2%
Total rental income	370,424	351,294	5.4%
Cost of operations:
Same Park	108,185	107,032	1.1%
Non-Same Park	9,327	7,753	20.3%
Total cost of operations	117,512	114,785	2.4%
Net operating income:
Same Park	237,747	228,174	4.2%
Non-Same Park	15,165	8,335	81.9%
Total net operating income	252,912	236,509	6.9%
Other income and (expenses):
NOI from sold assets (1)	1,469	14,998	(90.2%)
2014 LTEIP amortization:
Cost of operations	(2,470)	(2,623)	(5.8%)
General and administrative	(5,766)	(4,802)	20.1%
Facility management fees	540	660	(18.2%)
Other income and expenses	(12,740)	(13,221)	(3.6%)
Depreciation and amortization	(105,394)	(110,357)	(4.5%)
General and administrative	(7,816)	(8,487)	(7.9%)
Acquisition transaction costs	—	(350)	(100.0%)
Gain on sale of real estate facilities	28,235	92,373	(69.4%)
Net income	$148,970	$204,700	(27.2%)

Same Park gross margin (2)	68.7%	68.1%	0.9%
Same Park weighted average occupancy	93.5%	92.5%	1.1%
Non-Same Park weighted average occupancy	85.3%	73.3%	16.4%
Same Park realized rent per square foot (3)	$14.37	$14.06	2.2%

(1)

Represents NOI from sold assets. These assets generated rental income of $2.7 million and $25.0 million for the years ended December 31, 2015 and 2014, respectively. Cost of operations for such assets was $1.2 million and $10.0 million for the years ended December 31, 2015 and 2014, respectively.

(2)	Computed by dividing Same Park NOI by Same Park rental income.
(3)	Represents the annualized Same Park rental income earned per occupied square foot.

Supplemental Property Data and Trends: NOI is summarized for the years ended December 31, 2015 and 2014 by region below. See Item 2, “Properties” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following table summarizes the Same Park and Non-Same Park operating results by region for the years ended December 31, 2015 and 2014. In addition, the table reflects the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2013, and the impact of such is included in Non-Same Park facilities in the table below. As part of the table below, we have reconciled total NOI to net income (in thousands):

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	December 31,	December 31,	Increase	December 31,	December 31,	Increase	December 31,	December 31,	Increase
Region	2015	2014	(Decrease)	2015	2014	(Decrease)	2015	2014	(Decrease)

Same Park
Northern California	$68,611	$64,657	6.1%	$18,691	$18,014	3.8%	$49,920	$46,643	7.0%
Southern California	58,621	54,864	6.8%	18,797	19,043	(1.3%)	39,824	35,821	11.2%
Northern Texas	18,634	18,666	(0.2%)	6,458	6,022	7.2%	12,176	12,644	(3.7%)
Southern Texas	21,714	20,040	8.4%	7,918	6,736	17.5%	13,796	13,304	3.7%
Virginia	80,827	81,312	(0.6%)	25,814	25,647	0.7%	55,013	55,665	(1.2%)
Florida	34,168	33,920	0.7%	10,443	10,259	1.8%	23,725	23,661	0.3%
Maryland	48,884	49,252	(0.7%)	16,134	17,474	(7.7%)	32,750	31,778	3.1%
Washington	14,473	12,495	15.8%	3,930	3,837	2.4%	10,543	8,658	21.8%
Total Same Park	345,932	335,206	3.2%	108,185	107,032	1.1%	237,747	228,174	4.2%
Non-Same Park
Northern California	10,226	7,266	40.7%	3,637	2,856	27.3%	6,589	4,410	49.4%
Northern Texas	11,941	8,667	37.8%	4,627	4,578	1.1%	7,314	4,089	78.9%
Southern Texas	1,094	72	1,419.4%	621	72	762.5%	473	—	100.0%
Florida	1,231	83	1,383.1%	442	247	78.9%	789	(164)	(581.1%)
Total Non-Same Park	24,492	16,088	52.2%	9,327	7,753	20.3%	15,165	8,335	81.9%
Total	$370,424	$351,294	5.4%	$117,512	$114,785	2.4%	$252,912	$236,509	6.9%

Reconciliation of NOI to net income

Total NOI							$252,912	$236,509	6.9%
Other income and (expenses):
NOI from sold assets							1,469	14,998	(90.2%)
2014 LTEIP amortization:
Cost of operations							(2,470)	(2,623)	(5.8%)
General and administrative							(5,766)	(4,802)	20.1%
Facility management fees							540	660	(18.2%)
Other income and expenses							(12,740)	(13,221)	(3.6%)
Depreciation and amortization							(105,394)	(110,357)	(4.5%)
General and administrative							(7,816)	(8,487)	(7.9%)
Acquisition transaction costs							—	(350)	(100.0%)
Gain on sale of real estate facilities							28,235	92,373	(69.4%)
Net income							$148,970	$204,700	(27.2%)

The following table summarizes Same Park weighted average occupancy rates and realized rent per square foot by region for the years ended December 31, 2015 and 2014.

	Weighted Average Occupancy Rates			Realized Rent Per Square Foot
Region	2015	2014	Change	2015	2014	Change

Northern California	96.4%	95.0%	1.5%	$10.49	$10.04	4.5%
Southern California	93.7%	92.4%	1.4%	$15.69	$14.89	5.4%
Northern Texas	88.4%	90.7%	(2.5%)	$11.92	$11.63	2.5%
Southern Texas	93.0%	94.8%	(1.9%)	$13.60	$12.31	10.5%
Virginia	91.6%	90.3%	1.4%	$21.84	$22.29	(2.0%)
Florida	93.7%	95.9%	(2.3%)	$9.81	$9.51	3.2%
Maryland	89.6%	87.8%	2.1%	$23.19	$23.86	(2.8%)
Washington	96.8%	85.8%	12.8%	$10.76	$10.42	3.3%
Total Same Park	93.5%	92.5%	1.1%	$14.37	$14.06	2.2%

Rental Income: Rental income increased $19.1 million from $351.3 million for the year ended December 31, 2014 to $370.4 million for the year ended December 31, 2015 as a result of an increase from the Same Park portfolio of $10.7 million, or 3.2%, combined with an $8.4 million increase from Non-Same Park facilities. The Same Park increase was due to increases in occupancy and rental rates, while the Non-Same Park increase was due to a combination of an increase in occupancy and the acquisition of additional parks during the latter half of 2014. Including the sold assets, rental income was $373.1 million and $376.3 million for the years ended December 31, 2015 and 2014, respectively.

Facility Management Fees: Facility management fees, derived from PS, account for a small portion of the Company’s revenues. During the year ended December 31, 2015,  $540,000 of revenue was recognized from facility management fees compared to $660,000 for the year ended December 31, 2014. The decrease resulted from a reduction in total square footage managed on behalf of PS.

Cost of Operations: Cost of operations increased $2.7 million, or 2.4%,  from $114.8 million for the year ended December 31, 2014 to $117.5 million for the year ended December 31, 2015 as a result of an increase in the Non-Same Park facilities of $1.6 million, combined with an increase in the Same Park portfolio of $1.2 million, or 1.1%. The increase in Same Park cost of operations was a result of increases in repairs and maintenance costs and property taxes driven by higher assessed values partially offset by lower utility costs. Including the 2014 LTEIP amortization and sold assets, cost of operations was $121.2 million and $127.4 million for the years ended December 31, 2015 and 2014, respectively.

Depreciation and Amortization Expense: Depreciation and amortization expense was $105.4 million for the year ended December 31, 2015 compared to $110.4 million for the year ended December 31, 2014.  The decrease in depreciation and amortization expense was due to the disposition of assets, partially offset by 2014 acquisitions.

General and Administrative Expenses:  For the year ended December 31, 2015, general and administrative expenses decreased $671,000, or 7.9%, over 2014 as a result of non-cash expense of $840,000 relating to adjustments made to outstanding stock options in December, 2014 in connection with the Special Cash Dividend, as well as an adjustment to shares to be granted to directors upon retirement in 2014. Including the 2014 LTEIP amortization and acquisition transaction costs, for the year ended December 31, 2015, general and administrative expenses decreased $57,000, or 0.4%, over 2014.

Gain on Sale of Real Estate Facilities: The Company recorded a combined gain of $28.2 million and $92.4 million for the years ended December 31, 2015 and 2014, respectively, related to the sales noted on page 60.

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $18.5 million and $30.7 million of allocated income to common unit holders for the years December 31, 2015 and 2014, respectively.  The decrease was primarily due to higher gain on sale of assets reported in 2014 (gain on sale of real estate facilities was $28.2 million in 2015 compared to $92.4 million in 2014) partially offset with an increase in NOI.

Comparison of 2014 to 2013

Results of Operations: Net income for the year ended December 31, 2014 was $204.7 million compared to $116.1 million for the year ended December 31, 2013. Net income allocable to common shareholders for the year ended December 31, 2014 was $113.2 million compared to $43.9 million for the year ended December 31, 2013. Net income per common share on a diluted basis was $4.19 for the year ended December 31, 2014 compared to $1.77 for the year ended December 31, 2013 (based on weighted average diluted common shares outstanding of 27,000,000 and 24,833,000, respectively). The increase in net income allocable to common shareholders was due to the gain on sale of real estate facilities of $92.4 million combined with an increase in NOI, offset by an increase in general and administrative expenses resulting primarily from non-cash stock compensation charges (discussed in more detail below and in Note 11 to the consolidated financial statements included in this Form 10-K).

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

To present comparative results, the amortization of 2014 LTEIP (discussed under Comparison of 2015 to 2014) and 2013 reversal of 2012 LTEIP reported in either cost of operations (for operations leadership) or general and administrative expenses (for executive management) have been reflected as adjustments in the tables below.

For the years ended December 31, 2014 and 2013, the Same Park facilities constitute 25.8 million rentable square feet, representing 90.2% of the 28.6 million square feet in the Company’s portfolio as of December 31, 2014.

The following table presents the operating results of the Company’s properties for the years ended December 31, 2014 and 2013 in addition to other income and expenses items affecting net income (in thousands, except per square foot data):

	For The Years Ended
	December 31,
	2014	2013	Change
Rental income:
Same Park (25.8 million rentable square feet)	$335,206	$324,903	3.2%
Non-Same Park (2.2 million rentable square feet)	16,088	2,121	658.5%
Total rental income	351,294	327,024	7.4%
Cost of operations:
Same Park	107,032	103,341	3.6%
Non-Same Park	7,753	1,105	601.6%
Total cost of operations	114,785	104,446	9.9%
Net operating income:
Same Park	228,174	221,562	3.0%
Non-Same Park	8,335	1,016	720.4%
Total net operating income	236,509	222,578	6.3%
Other income and (expenses):
NOI from sold assets (1)	14,998	18,344	(18.2%)
Lease buyout payments (2)	—	2,252	(100.0%)
LTEIP amortization (3):
Cost of operations	(2,623)	1,241	(311.4%)
General and administrative	(4,802)	2,652	(281.1%)
Facility management fees	660	639	3.3%
Other income and expenses	(13,221)	(14,681)	(9.9%)
Depreciation and amortization	(110,357)	(108,917)	1.3%
General and administrative	(8,487)	(7,110)	19.4%
Acquisition transaction costs	(350)	(854)	(59.0%)
Gain on sale of real estate facilities	92,373	—	100.0%
Net income	$204,700	$116,144	76.2%

Same Park gross margin (4)	68.1%	68.2%	(0.1%)
Same Park weighted average occupancy	92.5%	90.1%	2.7%
Non-Same Park weighted average occupancy	73.3%	70.3%	4.3%
Same Park realized rent per square foot (5)	$14.06	$14.00	0.4%

(1)

Represents NOI from sold assets. These assets generated rental income of $25.0 million and $30.0 million for the years ended December 31, 2014 and 2013, respectively. Cost of operations for such assets was $10.0 million and $11.6 million for the years ended December 31, 2014 and 2013, respectively.

(2)	Represents a material lease buyout payment recorded in the fourth quarter of 2013 associated with a 75,000 square foot lease in Oregon which terminated as of December 31, 2013.

(3)	Represents the 2014 LTEIP amortization recorded in 2014 and the reversal of the 2012 LTEIP amortization in 2013 of all amounts originally expensed in 2012.
(4)	Computed by dividing Same Park NOI by Same Park rental income.
(5)	Represents the Same Park rental income earned per occupied square foot.

Supplemental Property Data and Trends: NOI is summarized for the years ended December 31, 2014 and 2013 by region below. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

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

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	December 31,	December 31,	Increase	December 31,	December 31,	Increase	December 31,	December 31,	Increase
Region	2014	2013	(Decrease)	2014	2013	(Decrease)	2014	2013	(Decrease)

Same Park
Northern California	$64,657	$60,291	7.2%	$18,014	$18,080	(0.4%)	$46,643	$42,211	10.5%
Southern California	54,864	53,897	1.8%	19,043	18,128	5.0%	35,821	35,769	0.1%
Northern Texas	18,666	17,963	3.9%	6,022	5,750	4.7%	12,644	12,213	3.5%
Southern Texas	20,040	19,287	3.9%	6,736	6,566	2.6%	13,304	12,721	4.6%
Virginia	81,312	82,315	(1.2%)	25,647	25,138	2.0%	55,665	57,177	(2.6%)
Florida	33,920	32,296	5.0%	10,259	10,021	2.4%	23,661	22,275	6.2%
Maryland	49,252	48,253	2.1%	17,474	15,815	10.5%	31,778	32,438	(2.0%)
Washington	12,495	10,601	17.9%	3,837	3,843	(0.2%)	8,658	6,758	28.1%
Total Same Park	335,206	324,903	3.2%	107,032	103,341	3.6%	228,174	221,562	3.0%
Non-Same Park
Northern California	7,266	197	3,588.3%	2,856	100	2,756.0%	4,410	97	4,446.4%
Northern Texas	8,667	1,924	350.5%	4,578	1,005	355.5%	4,089	919	344.9%
Southern Texas	72	—	100.0%	72	—	100.0%	—	—	0.0%
Florida	83	—	100.0%	247	—	100.0%	(164)	—	(100.0%)
Total Non-Same Park	16,088	2,121	658.5%	7,753	1,105	601.6%	8,335	1,016	720.4%
Total	$351,294	$327,024	7.4%	$114,785	$104,446	9.9%	$236,509	$222,578	6.3%

Reconciliation of NOI to net income

Total NOI							$236,509	$222,578	6.3%
Other income and (expenses):
NOI from sold assets							14,998	18,344	(18.2%)
Lease buyout payments							—	2,252	(100.0%)
LTEIP amortization:
Cost of operations							(2,623)	1,241	(311.4%)
General and administrative							(4,802)	2,652	(281.1%)
Facility management fees							660	639	3.3%
Other income and expenses							(13,221)	(14,681)	(9.9%)
Depreciation and amortization							(110,357)	(108,917)	1.3%
General and administrative							(8,487)	(7,110)	19.4%
Acquisition transaction costs							(350)	(854)	(59.0%)
Gain on sale of real estate facilities							92,373	—	100.0%
Net income							$204,700	$116,144	76.2%

The following table summarizes Same Park weighted average occupancy rates and realized rent per square foot by region for the years ended December 31, 2014 and 2013.

	Weighted Average Occupancy Rates			Realized Rent Per Square Foot
Region	2014	2013	Change	2014	2013	Change

Northern California	95.0%	89.3%	6.4%	$10.04	$9.95	0.9%
Southern California	92.4%	92.3%	0.1%	$14.89	$14.65	1.6%
Northern Texas	90.7%	90.2%	0.6%	$11.63	$11.25	3.4%
Southern Texas	94.8%	93.4%	1.5%	$12.31	$12.02	2.4%
Virginia	90.3%	91.0%	(0.8%)	$22.29	$22.38	(0.4%)
Florida	95.9%	95.5%	0.4%	$9.51	$9.10	4.5%
Maryland	87.8%	87.1%	0.8%	$23.86	$23.55	1.3%
Washington	85.8%	70.9%	21.0%	$10.42	$10.70	(2.6%)
Total Same Park	92.5%	90.1%	2.7%	$14.06	$14.00	0.4%

Rental Income: Rental income increased $24.3 million from $327.0 million for the year ended December 31, 2013 to $351.3 million for the year ended December 31, 2014 as a result of a $14.0 million increase in rental income from Non-Same Park facilities combined with an increase of $10.3 million, or 3.2%, from the Same Park portfolio. The Same Park increase was due to an increase in occupancy while the increase in Non-Same Park was due to a combination of an increase in occupancy and the acquisition of additional parks during the latter half of 2013. Including the sold assets and certain material lease buyout payments for the years ended December 31, 2014 and 2013, rental income was $376.3 million and $359.2 million for the years ended December 31, 2014 and 2013, respectively.

Facility Management Fees: Facility management fees, derived from PS, account for a small portion of the Company’s revenues. During the year ended December 31, 2014,  $660,000 of revenue was recognized from facility management fees compared to $639,000 for the year ended December 31, 2013.

Cost of Operations: Cost of operations increased $10.3 million, or 9.9%,  from $104.4 million for the year ended December 31, 2013 to $114.8 million for the year ended December 31, 2014 as a result of an increase in the Non-Same Park facilities of $6.6 million, combined with an increase in the Same Park portfolio of $3.7 million, or 3.6%. The increase in Same Park cost of operations was driven by increases in utility and repairs and maintenance costs and property taxes.  Including the LTEIP amortization noted above and sold assets, cost of operations was $127.4 million and $114.8 million for the years ended December 31, 2014 and 2013, respectively.

Depreciation and Amortization Expense: Depreciation and amortization expense was $110.4 million for the year ended December 31, 2014 compared to $108.9 million for the year ended December 31, 2013.  The increase in depreciation and amortization expense was due to depreciation from 2013 acquisitions, partially offset by the disposition of assets.

General and Administrative Expenses:  For the year ended December 31, 2014, general and administrative expenses increased $1.4 million, or 19.4%, over 2013 as a result of non-cash expense of $840,000 relating to adjustments made to outstanding stock options in December, 2014 in connection with the Special Cash Dividend, as well as an adjustment to shares to be granted to directors upon retirement. Including the LTEIP amortization and acquisition transaction costs, for the year ended December 31, 2014, general and administrative expense increased $8.3 million, or 156.8%, over 2013.

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

Gain on Sale of Real Estate Facility: On November 21, 2014, the Company completed the sale of three business parks, consisting of 42 buildings aggregating 656,000 square feet, located in Phoenix, Arizona, for net proceeds of $52.2 million, resulting in a gain of $29.6 million.

On October 1, 2014, the Company completed the sale of two business parks, Cornell Oaks Corporate Center and Creekside Corporate Park along with 11.5 acres of adjacent land, located in Beaverton, Oregon, for net proceeds of $159.9 million, resulting in a gain of $62.8 million. The parks consist of 18 buildings aggregating 1.2 million square feet.

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $30.7 million and $13.0 million of allocated income to common unit holders for the years ended December 31, 2014 and 2013, respectively. The increase was due to the gain on sale of real estate facilities of $92.4 million combined with an increase in NOI, offset by an increase in general and administrative expenses resulting primarily from non-cash stock compensation charges.

Liquidity and Capital Resources

Cash and cash equivalents increased $36.4 million from $152.5 million at December 31, 2014 to $188.9 million at December 31, 2015 for the reasons noted below.

Net cash provided by operating activities for the years ended December 31, 2015 and 2014 was $238.1 million and $227.8 million, respectively. The increase of $10.3 million in net cash provided by operating activities was primarily due to an increase in net operating income and the change in working capital. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital expenditures, debt service requirements and distributions to shareholders for the foreseeable future.

Net cash provided by investing activities was $3.1 million and $113.2 million for the years ended December 31, 2015 and 2014, respectively. The decrease was primarily a result of lower disposal activity of $157.0 million partially offset by lower acquisitions of $45.0 million and a reduction in capital improvements of $8.1 million.

Net cash used in financing activities was $204.8 million and $220.0 million for the years ended December 31, 2015 and 2014, respectively. The change was primarily due to the Special Cash Dividend paid in December, 2014 partially offset by an increase in the regular quarterly common dividend (from $0.50 per share to $0.60 per share) effective September, 2015.  The reduction in distributions was partially offset with the redemption of preferred equity by $75.0 million in 2015.

As described in Item 1, “Business — Borrowings,” the Company has an outstanding mortgage note payable of $250.0 million that matures December 1, 2016.  The Company intends to repay the balance of the mortgage note payable as of June 1, 2016, without prepayment penalty, using cash on hand and borrowings on its Credit Facility (defined below).  The Company fully repaid the outstanding balance of $200.0 million on its Term Loan in November, 2013. See Notes 6 and 7 to the consolidated financial statements included in this Form 10-K for a summary of the Company’s outstanding borrowings as of December 31, 2015.

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires May 1, 2019. The rate of interest charged on borrowings is based on the London Interbank Offered Rate (“LIBOR”) plus 0.875% to LIBOR plus 1.70% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.875%. In addition, the Company is required to pay an annual facility fee ranging from 0.125% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). The Company had no balance outstanding on the Credit Facility at December 31, 2015 and 2014. The Company had $769,000 and $1.0 million of unamortized commitment fees as of December 31, 2015 and 2014, respectively. The Credit Facility requires the

Company to meet certain covenants, all of which the Company was in compliance December 31, 2015. Interest on outstanding borrowings is payable monthly.

In October, 2015, the Company redeemed its 6.875% Cumulative Preferred Stock, Series R, which decreased the Company’s outstanding preferred equity to 22.0% of its market capitalization during the year ended December 31, 2015 from 25.1% at December 31, 2014. As of December 31, 2015, the Company had one fixed-rate mortgage note totaling $250.0 million, which represented 6.0% of its total market capitalization. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding debt and (3) the total number of common shares and common units outstanding at December 31, 2015 multiplied by the closing price of the stock on that date. The interest rate for the mortgage note is 5.45% per annum. The Company had 21.7% of its properties, in terms of net book value, encumbered at December 31, 2015.

The Company focuses on retaining cash for reinvestment, as we believe this provides us the greatest level of financial flexibility. As operating fundamentals improve, additional increases in distributions to the Company’s common shareholders may be required. The Company will continue to monitor its taxable income and the corresponding dividend requirements as discussed below.

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

Redemption of Preferred Equity: On October 15, 2015, the Company completed the redemption of its 6.875% Cumulative Preferred Stock, Series R, at its par value of $75.0 million. The Company reported the non-cash distributions of $2.5 million, representing the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the year ended December 31, 2015.

Repurchase of Common Stock: No shares of common stock were repurchased under the board approved common stock repurchase program during the years ended December 31, 2015 or 2014.

Mortgage Note Repayment: In January, 2013, the Company repaid two mortgage notes payable totaling $18.1 million with a combined weighted average stated interest rate of 5.60%.

Investments in Unconsolidated Joint Venture: As of December 31, 2015, the Company’s investment in unconsolidated joint venture was $26.7 million. The Company contributed the land and capitalized improvements to the Joint Venture on October 5, 2015. Prior to the contribution, from January 1, 2015 through October 5, 2015, the Company capitalized $2.8 million of development costs, which included $813,000 of capitalized interest. Subsequent to October 5, 2015 through December 31, 2015, the Company made cash contributions of $5.2 million to the Joint Venture and capitalized $346,000 of interest on its investment in the Joint Venture. The land and capitalized development costs were $18.4 million at December 31, 2014. For the year ended December 31, 2014, the Company capitalized $2.2 million of development costs, which included $944,000 of capitalized interest.

Capital Expenditures: The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the years ended December 31, 2015,  2014 and 2013, the Company expended $39.8 million,  $47.2 million and $49.2 million, respectively, in recurring capital expenditures, or $1.41,  $1.59 and $1.72 per weighted average square foot owned, respectively. Tenant improvement amounts exclude those amounts reimbursed by the tenants. Nonrecurring capital improvements include property renovations and expenditures related to repositioning acquisitions.

The following table depicts capital expenditures (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Recurring capital expenditures
Capital improvements	$8,136	$8,664	$10,083
Tenant improvements	22,705	27,824	29,224
Lease commissions	9,005	10,684	9,850
Total recurring capital expenditures	39,846	47,172	49,157
Nonrecurring capital improvements	3,808	4,614	9,018
Total capital expenditures	$43,654	$51,786	$58,175

Capital expenditures on a per square foot owned basis are as follows:

	For the Years Ended December 31,
	2015	2014	2013
Recurring capital expenditures
Capital improvements	$0.29	$0.29	$0.35
Tenant improvements	0.80	0.94	1.02
Lease commissions	0.32	0.36	0.35
Total recurring capital expenditures	1.41	1.59	1.72
Nonrecurring capital improvements	0.13	0.16	0.32
Total capital expenditures	$1.54	$1.75	$2.04

For the year ended December 31, 2015,  recurring capital expenditures decreased $7.3 million, or 15.5%, over 2014 primarily due to lower tenant improvement costs combined with continued efforts to ensure capital projects are managed and valued engineered effectively.

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

Subsequent to December 31, 2015, the  Board increased its quarterly dividend from $0.60 per common share to $0.75 per common share, increasing quarterly distributions by $5.2 million per quarter.

During the three months ended September 30, 2015, the  Board increased its quarterly dividend from $0.50 per common share to $0.60 per common share, increasing quarterly distributions by $3.5 million per quarter.

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

The Board will continue to evaluate our dividend rate in light of our actual and projected taxable income, liquidity requirements and other circumstances, and there can be no assurance that the future dividends declared by our Board will not differ materially.

The Company’s funding strategy has been to primarily use permanent capital, including common and preferred stock, along with internally generated retained cash flows to meet its liquidity needs. In addition, the Company may sell properties that no longer meet its investment criteria. From time to time, the Company may use its Credit Facility or other forms of debt to facilitate real estate acquisitions or other capital allocations. The Company targets a minimum ratio of FFO to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest while preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the year ended December 31, 2015, the FFO to fixed charges and preferred distributions coverage ratio was 3.2 to 1.0, excluding the non-cash charge for the issuance costs related to the redemption of preferred equity.

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

FFO for the Company is computed as follows (in thousands, except per share data):

	For The Years Ended December 31,
	2015	2014	2013	2012	2011
Net income allocable to common shareholders	$68,291	$113,154	$43,851	$19,805	$52,162
Gain on sale of land and real estate facilities	(28,235)	(92,373)	—	(935)	(2,717)
Depreciation and amortization (1)	105,394	110,357	108,917	109,494	84,682
Net income allocable to noncontrolling interests —
common units	18,495	30,729	12,952	5,970	15,543
Net income allocable to restricted stock unit holders	299	329	125	138	127
FFO allocable to common and dilutive shares	164,244	162,196	165,845	134,472	149,797
FFO allocated to noncontrolling interests — common units	(34,853)	(34,586)	(37,755)	(31,041)	(34,319)
FFO allocated to restricted stock unit holders	(701)	(256)	(264)	(455)	(301)
FFO allocated to common shares	$128,690	$127,354	$127,826	$102,976	$115,177

Weighted average common shares outstanding	26,973	26,899	24,732	24,234	24,516
Weighted average common operating partnership
units outstanding	7,305	7,305	7,305	7,305	7,305
Weighted average restricted stock units outstanding	130	69	51	107	64
Weighted average common share equivalents outstanding	78	101	101	89	83
Total common and dilutive shares	34,486	34,374	32,189	31,735	31,968

Net income per common share — diluted	$2.52	$4.19	$1.77	$0.81	$2.12
Gain on sale of land and real estate facilities (2)	(0.82)	(2.68)	—	(0.03)	(0.08)
Depreciation and amortization (2)	3.06	3.21	3.38	3.46	2.65
FFO per common and dilutive shares, as reported (2)	$4.76	$4.72	$5.15	$4.24	$4.69

(1)	Includes depreciation from discontinued operations.
(2)	Per share amounts are computed using additional dilutive shares related to noncontrolling interests and restricted stock units.

In order to provide a meaningful period-to-period comparison of FFO derived from the Company’s ongoing business operations, the table below reconciles reported FFO to adjusted FFO, which excludes certain material lease buyout payments, gain on sale of ownership interest in STOR-Re,  gain on the repurchase of preferred equity, acquisition transaction costs and the impact of non-cash distributions related to the redemption of preferred equity on the Company’s FFO per common and dilutive share for the years ended December 31, 2011 through December 31, 2015.

	For The Years Ended December 31,
	2015	2014	2013	2012	2011
FFO allocable to common and dilutive shares, as reported	$164,244	$162,196	$165,845	$134,472	$149,797
Lease buyout payments	—	—	(2,252)	(1,783)	(2,886)
Gain on sale of ownership interest in STOR-Re	—	—	(1,144)	—	—
Gain on the repurchase of preferred equity	—	—	—	—	(7,389)
Acquisition transaction costs	—	350	854	350	3,067
Non-cash distributions related to the redemption of
preferred equity	2,487	—	—	17,316	—
FFO allocable to common and dilutive shares, as adjusted	$166,731	$162,546	$163,303	$150,355	$142,589

FFO per common and dilutive share, as reported	$4.76	$4.72	$5.15	$4.24	$4.69
Lease buyout payments	—	—	(0.07)	(0.06)	(0.09)
Gain on sale of ownership interest in STOR-Re	—	—	(0.04)	—	—
Gain on the repurchase of preferred equity	—	—	—	—	(0.23)
Acquisition transaction costs	—	0.01	0.03	0.01	0.09
Non-cash distributions related to the redemption of
preferred equity	0.07	—	—	0.55	—
FFO per common and dilutive share, as adjusted	$4.83	$4.73	$5.07	$4.74	$4.46

Adjusted FFO allocable to common and dilutive shares increased $4.2 million for the year ended December 31, 2015 compared to 2014. The increase was due to an increase in NOI and savings from preferred distributions relating to Series R redemption partially offset by the impact of assets sold.

Related Party Transactions: As of December 31, 2015, PS owned 7.2 million shares of the Company’s common stock and 7.3 million common units of the Operating Partnership (100.0% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 42.1% (or 14.5 million shares) of the outstanding shares of the Company’s common stock at December 31, 2015. Ronald L. Havner, Jr., the Company’s chairman, is also the Chairman of the Board, Chief Executive Officer and President of PS. Gary E. Pruitt, an independent director of the Company is also a trustee of PS.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space.  The administrative services include investor relations, legal, corporate tax and information systems. These costs totaled $469,000 in 2015, which were allocated to PS in accordance with a methodology intended to fairly allocate those costs. In addition, the Company provides property management services for properties owned by PS for a management fee of 5% of the gross revenues of such properties in addition to reimbursement of certain costs. These management fee revenues recognized under a  management contract with PS totaled $540,000 in 2015. PS also provides property management services for the self-storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contract with PS totaled $79,000 for the year ended December 31, 2015.

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

Contractual Obligations: The table below summarizes projected payments due under our contractual obligations as of December 31, 2015 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Mortgage note payable (principal and interest)	$262,667	$262,667	$—	$—	$—
Credit Facility (principal)	—	—	—	—	—
Total	$262,667	$262,667	$—	$—	$—

The Company is scheduled to pay cash dividends of $55.3 million per year on its preferred equity outstanding as of December 31, 2015. Dividends are paid when and if declared by the Board and accumulate if not paid. Shares of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company, from time to time, will use debt financing to facilitate acquisitions. In connection with a portfolio acquisition in 2011, the Company assumed a $250.0 million mortgage note and obtained a $250.0 million Term Loan. The outstanding balance on the Term Loan was fully repaid in November, 2013. As a result, the Company’s debt as a percentage of total equity (based on book values) was 13.4% as of December 31, 2015.

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. See Notes 2, 6 and 7 to the consolidated financial statements included in this Form 10-K for additional information regarding the terms, valuations and approximate principal maturities of the Company’s indebtedness, including the mortgage note payable, Credit Facility and Term Loan. Based on borrowing rates currently available to the Company, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company at December 31, 2015 and 2014 and for the years ended December 31, 2015,  2014 and 2013 and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Schedules in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2015, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level. The Company also has an investment in an unconsolidated joint venture and because we do not control the joint venture, our disclosure controls and procedures with respect to such joint venture are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PS Business Parks, Inc.

We have audited PS Business Parks, Inc.’s internal control over financial reporting as of  December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  PS Business Parks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PS Business Parks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 22, 2016

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement to be filed in connection with the annual shareholders’ meeting to be held in 2016 (the “Proxy Statement”) under the caption “Election of Directors.”

The following is a biographical summary of the executive officers of the Company:

Joseph D. Russell, Jr., age 56, was named Chief Executive Officer and elected as a Director of the Company in August, 2003. Mr. Russell served as President of the Company from September, 2002 through August, 2015. Mr. Russell joined Spieker Partners in 1990 and became an officer of Spieker Properties when it went public as a REIT in 1993. Prior to its merger with Equity Office Properties (“EOP”) in 2001, Mr. Russell was President of Spieker Properties’ Silicon Valley Region from 1999 to 2001. Mr. Russell earned a Bachelor of Science degree from the University of Southern California and a Masters of Business Administration from the Harvard Business School. Prior to entering the commercial real estate business, Mr. Russell spent approximately six years with IBM in various marketing positions. Mr. Russell has been a member and past President of the National Association of Industrial and Office Parks, Silicon Valley Chapter. Mr. Russell is also a member of the Board of Governors of NAREIT.

Maria R. Hawthorne, age 56,  was promoted to President in August, 2015. Ms. Hawthorne most recently served as Executive Vice President, Chief Administrative Officer of the Company from July, 2013 to July, 2015. Ms. Hawthorne served as Executive Vice President, East Coast from February, 2011 to July, 2013. Ms. Hawthorne served as Senior Vice President from March, 2004 to February, 2011, with responsibility for property operations on the East Coast, which includes Northern Virginia, Maryland and South Florida. From June, 2001 through March, 2004, Ms. Hawthorne was Vice President of the Company, responsible for property operations in Virginia. From July, 1994 to June, 2001, Ms. Hawthorne was a Regional Manager of the Company in Virginia. From August, 1988 to July, 1994, Ms. Hawthorne was a General Manager, Leasing Director and Property Manager for American Office Park Properties. Ms. Hawthorne earned a Bachelor of Arts Degree in International Relations from Pomona College.

John W. Petersen, age 52, has been Executive Vice President and Chief Operating Officer since he joined the Company in December, 2004. Prior to joining the Company, Mr. Petersen was Senior Vice President, San Jose Region, for Equity Office Properties from July, 2001 to December, 2004, responsible for 11.3 million square feet of multi-tenant office, industrial and R&D space in Silicon Valley. Prior to EOP, Mr. Petersen was Senior Vice President with Spieker Properties, from 1995 to 2001 overseeing the growth of that company’s portfolio in San Jose, through acquisition and development of nearly three million square feet. Mr. Petersen is a graduate of The Colorado College in Colorado Springs, Colorado, and was recently the President of National Association of Industrial and Office Parks, Silicon Valley Chapter.

Edward A. Stokx, age 50, a certified public accountant, has been Chief Financial Officer and Secretary of the Company since December, 2003 and Executive Vice President since March, 2004. Mr. Stokx has overall responsibility for the Company’s finance and accounting functions. In addition, he has responsibility for executing the Company’s financial initiatives. Mr. Stokx joined Center Trust, a developer, owner, and operator of retail shopping centers in 1997. Prior to his promotion to Chief Financial Officer and Secretary in 2001, he served as Senior Vice President, Finance and Controller. After Center Trust’s merger in January, 2003 with another public REIT, Mr. Stokx provided consulting services to various entities. Prior to joining Center Trust, Mr. Stokx was with Deloitte and Touche from 1989 to 1997, with a focus on real estate clients. Mr. Stokx earned a Bachelor of Science degree in Accounting from Loyola Marymount University.

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

The following table sets forth information as of December 31, 2015 on the Company’s equity compensation plans:

	(a)		(b)		(c)
	Number of		Weighted		Number of Securities
	Securities to be		Average		Remaining Available for
	Issued Upon		Exercise Price of		Future Issuance under
	Exercise of		Outstanding		Equity Compensation
	Outstanding		Options,		Plans (Excluding
	Options, Warrants		Warrants and		Securities Reflected in
Plan Category	and Rights		Rights		Column (a))
Equity compensation plans approved by security holders	337,326		$$64.88		1,312,972
Equity compensation plans not approved by security holders	—		—		—
Total	337,326	*	$$64.88	*	1,312,972	*

*Amounts include restricted stock units.

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

a.1. Financial Statements

The financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this report.

2.Financial Statements Schedule

The financial statements schedule listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this report.

3.Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed with or incorporated by reference in this report.

b.Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed with or incorporated by reference in this report.

c.Financial Statement Schedules

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PS Business Parks, Inc.

We have audited the accompanying consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Business Parks, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PS Business Parks, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 22, 2016

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Item 15(a)(1) and Item 15(a)(2))

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except share data)
ASSETS

Cash and cash equivalents	$188,912	$152,467

Real estate facilities, at cost:
Land	793,569	793,569
Buildings and improvements	2,215,515	2,182,993
	3,009,084	2,976,562
Accumulated depreciation	(1,082,603)	(991,497)
	1,926,481	1,985,065
Properties held for disposition, net	—	25,937
Land and building held for development	6,081	24,442
	1,932,562	2,035,444
Investment in unconsolidated joint venture	26,736	—
Rent receivable, net	2,234	2,838
Deferred rent receivable, net	28,327	26,050
Other assets	7,887	10,315
Total assets	$2,186,658	$2,227,114

LIABILITIES AND EQUITY

Accrued and other liabilities	$76,059	$68,905
Mortgage note payable	250,000	250,000
Total liabilities	326,059	318,905
Commitments and contingencies
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
36,800 and 39,800 shares issued and outstanding at
December 31, 2015 and 2014, respectively	920,000	995,000
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,034,073 and 26,919,161 shares issued and outstanding at
December 31, 2015 and 2014, respectively	269	268
Paid-in capital	722,009	709,008
Cumulative net income	1,375,421	1,244,946
Cumulative distributions	(1,357,203)	(1,235,941)
Total PS Business Parks, Inc.’s shareholders’ equity	1,660,496	1,713,281
Noncontrolling interests:
Common units	200,103	194,928
Total noncontrolling interests	200,103	194,928
Total equity	1,860,599	1,908,209
Total liabilities and equity	$2,186,658	$2,227,114

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Revenues:
Rental income	$373,135	$376,255	$359,246
Facility management fees	540	660	639
Total operating revenues	373,675	376,915	359,885
Expenses:
Cost of operations	121,224	127,371	114,831
Depreciation and amortization	105,394	110,357	108,917
General and administrative	13,582	13,639	5,312
Total operating expenses	240,200	251,367	229,060
Other income and (expense):
Interest and other income	590	372	1,485
Interest and other expense	(13,330)	(13,593)	(16,166)
Total other income and (expense)	(12,740)	(13,221)	(14,681)
Gain on sale of real estate facilities	28,235	92,373	—
Net income	$148,970	$204,700	$116,144

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$18,495	$30,729	$12,952
Total net income allocable to noncontrolling interests	18,495	30,729	12,952
Net income allocable to PS Business Parks, Inc.:
Preferred shareholders	61,885	60,488	59,216
Restricted stock unit holders	299	329	125
Common shareholders	68,291	113,154	43,851
Total net income allocable to PS Business Parks, Inc.	130,475	173,971	103,192
Net income	$148,970	$204,700	$116,144

Net income per common share:
Basic	$2.53	$4.21	$1.77
Diluted	$2.52	$4.19	$1.77

Weighted average common shares outstanding:
Basic	26,973	26,899	24,732
Diluted	27,051	27,000	24,833

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

								Total PS
								Business Parks,
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity	Interests	Equity
	(In thousands, except share data)
Balances at December 31, 2012	35,400	$885,000	24,298,475	$242	$537,091	$967,783	$(944,427)	$1,445,689	$168,572	$1,614,261
Issuance of preferred stock, net of
issuance costs	4,400	110,000	—	—	(3,689)	—	—	106,311	—	106,311
Issuance of common stock, net of
issuance costs	—	—	2,445,000	24	192,305	—	—	192,329	—	192,329
Exercise of stock options	—	—	97,800	1	4,681	—	—	4,682	—	4,682
Stock compensation, net	—	—	8,547	—	(3,043)	—	—	(3,043)	—	(3,043)
Net income	—	—	—	—	—	103,192	—	103,192	12,952	116,144
Distributions:
Preferred stock	—	—	—	—	—	—	(59,216)	(59,216)	—	(59,216)
Common stock	—	—	—	—	—	—	(43,972)	(43,972)	—	(43,972)
Noncontrolling interests	—	—	—	—	—	—	—	—	(12,856)	(12,856)
Adjustment to noncontrolling interests
in underlying operating partnership	—	—	—	—	(28,031)	—	—	(28,031)	28,031	—
Balances at December 31, 2013	39,800	995,000	26,849,822	267	699,314	1,070,975	(1,047,615)	1,717,941	196,699	1,914,640
Exercise of stock options	—	—	61,273	1	3,053	—	—	3,054	—	3,054
Stock compensation, net	—	—	8,066	—	8,842	—	—	8,842	—	8,842
Net income	—	—	—	—	—	173,971	—	173,971	30,729	204,700
Distributions:
Preferred stock	—	—	—	—	—	—	(60,488)	(60,488)	—	(60,488)
Common stock	—	—	—	—	—	—	(127,838)	(127,838)	—	(127,838)
Noncontrolling interests	—	—	—	—	—	—	—	—	(34,701)	(34,701)
Adjustment to noncontrolling interests
in underlying operating partnership	—	—	—	—	(2,201)	—	—	(2,201)	2,201	—
Balances at December 31, 2014	39,800	995,000	26,919,161	268	709,008	1,244,946	(1,235,941)	1,713,281	194,928	1,908,209
Redemption of preferred stock, net of
issuance costs	(3,000)	(75,000)	—	—	2,487	—	(2,487)	(75,000)	—	(75,000)
Exercise of stock options	—	—	99,178	1	5,088	—	—	5,089	—	5,089
Stock compensation, net	—	—	15,734	—	8,178	—	—	8,178	—	8,178
Net income	—	—	—	—	—	130,475	—	130,475	18,495	148,970
Distributions:
Preferred stock	—	—	—	—	—	—	(59,398)	(59,398)	—	(59,398)
Common stock	—	—	—	—	—	—	(59,377)	(59,377)	—	(59,377)
Noncontrolling interests	—	—	—	—	—	—	—	—	(16,072)	(16,072)
Adjustment to noncontrolling interests
in underlying operating partnership	—	—	—	—	(2,752)	—	—	(2,752)	2,752	—
Balances at December 31, 2015	36,800	$920,000	27,034,073	$269	$722,009	$1,375,421	$(1,357,203)	$1,660,496	$200,103	$1,860,599

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$148,970	$204,700	$116,144
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	105,394	110,357	108,917
In-place lease adjustment	(1,251)	(901)	118
Tenant improvement reimbursements net of lease incentives	(1,861)	(1,580)	(1,414)
Gain on sale of real estate facilities	(28,235)	(92,373)	—
Stock compensation	9,245	9,580	(2,532)
Decrease (increase) in receivables and other assets	(989)	792	(247)
Increase (decrease) in accrued and other liabilities	6,799	(2,804)	1,308
Total adjustments	89,102	23,071	106,150
Net cash provided by operating activities	238,072	227,771	222,294
Cash flows from investing activities:
Capital expenditures to real estate facilities	(43,654)	(51,786)	(58,175)
Capital expenditures to land and building held for development	(2,809)	(2,189)	(752)
Investments in unconsolidated joint venture	(5,566)	—	—
Acquisition of real estate facilities	—	(45,021)	(112,955)
Acquisition of land held for development	—	—	(990)
Proceeds from sale of real estate facilities	55,160	212,184	—
Net cash provided by (used in) investing activities	3,131	113,188	(172,872)
Cash flows from financing activities:
Proceeds from the exercise of stock options	5,089	3,054	4,682
Redemption of preferred stock	(75,000)	—	—
Distributions paid to preferred shareholders	(59,398)	(60,488)	(59,216)
Distributions paid to common shareholders	(59,377)	(127,838)	(43,972)
Distributions paid to noncontrolling interests—common units	(16,072)	(34,701)	(12,856)
Borrowings on credit facility	—	—	115,000
Note receivable from affiliate	—	—	(100,000)
Repayment of borrowings on credit facility	—	—	(115,000)
Repayment of borrowings on term loan debt	—	—	(200,000)
Repayment of note receivable from affiliate	—	—	100,000
Principal payments on mortgage notes payable	—	—	(47)
Repayment of mortgage notes payable	—	—	(18,055)
Net proceeds from the issuance of preferred stock	—	—	106,311
Net proceeds from the issuance of common stock	—	—	192,329
Net cash used in financing activities	(204,758)	(219,973)	(30,824)
Net increase in cash and cash equivalents	36,445	120,986	18,598
Cash and cash equivalents at the beginning of the period	152,467	31,481	12,883
Cash and cash equivalents at the end of the period	$188,912	$152,467	$31,481

Supplemental disclosures:
Interest paid	$14,197	$14,200	$15,934

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2015	2014	2013
	(In thousands)

Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests — common units	$2,752	$2,201	$28,031
Paid-in capital	$(2,752)	$(2,201)	$(28,031)
Non-cash distributions related to the redemption of preferred stock:
Paid-in capital	$2,487	$—	$—
Cumulative distributions	$(2,487)	$—	$—
Transfer to investment in unconsolidated joint venture:
Land and building held for development	$(21,170)	$—	$—
Investment in unconsolidated joint venture	$21,170	$—	$—
Transfer to land and building held for development:
Land	$—	$—	$(5,927)
Buildings and improvements	$—	$—	$(10,270)
Accumulated depreciation	$—	$—	$778
Land and building held for development	$—	$—	$15,419

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

1. Organization and description of business

Organization

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of December 31, 2015, PSB owned 77.8% of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units are owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and its subsidiaries, including the Operating Partnership are collectively referred to as the “Company.” Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 42.1% (or 14.5 million shares) of the outstanding shares of the Company’s common stock.

Description of business

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office and industrial space. As of December 31, 2015, the Company owned and operated 28.0 million rentable square feet of commercial space in six states. The Company also manages 813,000 rentable square feet on behalf of PS.

References to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm's audit of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2. Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of PSB and the Operating Partnership. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. The financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”).

Consolidation and Equity Method of Accounting

The Company accounts for an investment in a joint venture that it has  significant influence over, but does not control, using the equity method of accounting eliminating intra-entity profits and losses as if the joint venture were a consolidated subsidiary.

Noncontrolling interests

The Company's noncontrolling interests are reported as a component of equity separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions. In addition, net income attributable to the noncontrolling interests is included in consolidated net income on the face of the income statement and, upon a gain or loss of control, the interests purchased or sold, as well as any interests retained, are recorded at fair value with any gain or loss recognized in earnings. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the noncontrolling interests based upon the ownership interest, and an adjustment is made to the noncontrolling interests, with a corresponding adjustment to paid-in capital, to reflect the noncontrolling interests’ equity interest in the Company.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP principle requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 at December 31, 2015 and 2014. Deferred rent receivable is net of an allowance for uncollectible accounts totaling $909,000 and $841,000 at December 31, 2015 and 2014, respectively.

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

The Company recorded a net increase in rental income of $1.3 million and $901,000 during the years end December 31, 2015 and 2014, respectively, related to the amortization of net intangible liabilities resulting from the above-market and below-market lease values. The Company recorded net reductions to rental income of $118,000 during the year ended December 31, 2013 tied to the amortization of net intangible assets resulting from the above-market and below-market lease values.

As of December 31, 2015, the value of in-place leases resulted in net intangible assets of $1.7 million, net of $8.6 million of accumulated amortization with a weighted average amortization period of 8.7 years and net intangible liabilities of $1.8 million, net of $9.0 million of accumulated amortization with a weighted average amortization period of 5.4 years. As of December 31, 2014, the value of in-place leases resulted in net intangible assets of $2.5 million, net of $7.8 million of accumulated amortization and net intangible liabilities of $3.9 million, net of $6.9 million of accumulated amortization.

Evaluation of asset impairment

The Company evaluates its assets used in operations for impairment by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the estimated undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At December 31, 2015, the Company did not consider any assets to be impaired.

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

For the years ended December 31, 2015, 2014 and 2013 no material casualty losses were incurred.

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

Income taxes

The Company has qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its REIT taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. The Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2015, 2014 and 2013 and intends to continue to meet such requirements. Accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.

The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of December 31, 2015, the Company did not recognize any tax benefit for uncertain tax positions.

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

Net income allocation

Net income was allocated as follows for the years ended December 31, (in thousands):

	2015	2014	2013
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$18,495	$30,729	$12,952
Total net income allocable to noncontrolling interests	18,495	30,729	12,952
Net income allocable to PS Business Parks, Inc.:
Preferred shareholders:
Distributions to preferred shareholders	59,398	60,488	59,216
Non-cash distributions related to the redemption of
preferred stock	2,487	—	—
Total net income allocable to preferred shareholders	61,885	60,488	59,216
Restricted stock unit holders	299	329	125
Common shareholders	68,291	113,154	43,851
Total net income allocable to PS Business Parks, Inc.	130,475	173,971	103,192
Net income	$148,970	$204,700	$116,144

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

Earnings per share has been calculated as follows for the years ended December 31, (in thousands, except per share amounts):

	2015	2014	2013
Net income allocable to common shareholders	$68,291	$113,154	$43,851
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	26,973	26,899	24,732
Net effect of dilutive stock compensation — based on
treasury stock method using average market price	78	101	101
Diluted weighted average common shares outstanding	27,051	27,000	24,833
Net income per common share — Basic	$2.53	$4.21	$1.77
Net income per common share — Diluted	$2.52	$4.19	$1.77

Options to purchase 32,000,  16,000 and 14,000 shares for the years ended December 31, 2015, 2014 and 2013, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.

Segment reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2014 and 2013 in order to conform to the 2015 presentation.

Recently issued accounting standards

In May, 2014, the FASB issued new accounting guidance which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. This guidance is currently effective for the Company’s fiscal year beginning January 1, 2018. Early adoption is permitted for the Company’s fiscal year beginning January 1, 2017. The amendment allows for full retrospective adoption applied to all periods presented or modified retrospective adoption with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements.

3. Real estate facilities

The activity in real estate facilities for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2012	$738,421	$2,005,943	$(811,045)	$1,933,319
Acquisition of real estate facilities	39,667	76,943	—	116,610
Capital expenditures	—	60,228	—	60,228
Disposals	—	(15,391)	15,391	—
Depreciation and amortization	—	—	(108,917)	(108,917)
Transfer to properties sold	—	(1,466)	7,604	6,138
Transfer to land and building held for development	(5,927)	(10,270)	778	(15,419)
Balances at December 31, 2013	772,161	2,115,987	(896,189)	1,991,959
Acquisition of real estate facilities	21,408	24,890	—	46,298
Capital expenditures	—	54,462	—	54,462
Disposals	—	(10,587)	10,587	—
Depreciation and amortization	—	—	(110,357)	(110,357)
Transfer to properties sold	—	(1,759)	4,462	2,703
Balances at December 31, 2014	793,569	2,182,993	(991,497)	1,985,065
Capital expenditures	—	46,777	—	46,777
Disposals	—	(13,990)	13,990	—
Depreciation and amortization	—	—	(105,394)	(105,394)
Transfer to properties sold	—	(265)	298	33
Balances at December 31, 2015	$793,569	$2,215,515	$(1,082,603)	$1,926,481

The unaudited basis of real estate facilities for federal income tax purposes was approximately $1.9 billion at December 31, 2015. The Company had approximately 21.7% of its properties, in terms of net book value, encumbered by mortgage debt at December 31, 2015.

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

The Company did not acquire any assets or assume any liabilities during the year ended December 31, 2015.

The following table summarizes the assets acquired and liabilities assumed for the years ended December 31, (in thousands):

	2014	2013
Land	$21,408	$39,667
Land held for development	—	990
Buildings and improvements	24,890	76,943
Above-market in-place lease value	—	403
Below-market in-place lease value	(666)	(2,428)
Total purchase price	45,632	115,575
Net operating assets acquired and liabilities assumed	(611)	(1,630)
Total cash paid	$45,021	$113,945

On September 28, 2015, the Company completed the sale of McKellips Business Park located in Tempe, Arizona, aggregating 23,000 square feet, for net proceeds of $1.3 million, which resulted in a gain of $759,000. In July, 2015, the Company completed the sale of two business parks located in Sacramento, California, for net proceeds of $29.3 million, which resulted in a gain of $15.0 million. On July 24, 2015, the Company disposed of North Pointe Business Park, which consists of five multi-tenant flex buildings aggregating 213,000 square feet. On July 31, 2015, the Company disposed of Northgate Business Park, which consists of 12 multi-tenant flex buildings comprising 154,000 square feet. On February 27, 2015, as part of an eminent domain process with the Central Puget Sound Regional Transit Authority, the Company sold five buildings, aggregating 82,000 square feet, at the Company’s Overlake Business Park located in Redmond, Washington, for $13.9 million, which resulted in a gain of $4.8 million. On February 13, 2015, the Company completed the sale of Milwaukie Business Park located in Milwaukie, Oregon, for net proceeds of $10.6 million, which resulted in a gain of $7.6 million. The park consists of six multi-tenant flex buildings aggregating 102,000 square feet.

The assets sold in 2015, aggregating 574,000 square feet, have been classified as properties held for disposition as of December 31, 2014.

On November 21, 2014, the Company completed the sale of three business parks, consisting of 42 buildings aggregating 656,000 square feet, located in Phoenix, Arizona, for net proceeds of $52.2 million, resulting in a gain of $29.6 million. On October 1, 2014, the Company completed the sale of two business parks, Cornell Oaks Corporate Center and Creekside Corporate Park along with 11.5 acres of adjacent land, located in Beaverton, Oregon, for net proceeds of $159.9 million, resulting in a gain of $62.8 million. The parks consist of 18 buildings aggregating 1.2 million square feet.

4.  Investment in unconsolidated joint venture

In 2013, the Company entered into a joint venture, in which it has a 95.0% economic interest, known as Amherst JV LLC, (the “Joint Venture”) with an unrelated real estate development company for the purpose of developing a 395-unit multi-family building on a five-acre site within its Westpark Business Park in Tysons, Virginia. The Company contributed the site, along with capitalized improvements, to the Joint Venture on October 5, 2015 and has reflected the land and costs to date as investment in unconsolidated joint venture as of December 31, 2015. Previously the land and costs were reflected in land and building held for development. The Company’s partner in the Joint Venture will serve as the managing member, with mutual consent from both the Company and the managing member required for all significant decisions. As such, the Company accounts for its investment in the Joint Venture using the equity method. Demolition, site preparation and construction commenced in October, 2015. The Company’s investment in unconsolidated joint venture was $26.7 million at December 31, 2015. From January 1, 2015 through October 5, 2015, the Company capitalized $2.8 million of development costs, which included $813,000 of capitalized interest. Subsequent to October 5, 2015 through December 31, 2015, the Company made cash contributions of $5.2 million to the Joint Venture and capitalized $346,000 of interest on its investment in the Joint Venture. The land and capitalized development costs were $18.4 million at December 31, 2014. For the year ended December 31, 2014, the Company capitalized $2.2 million of development costs, which included $944,000 of capitalized interest.

5. Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues, excluding recovery of operating expenses under these leases, are as follows as of December 31, 2015 (in thousands):

2016	$265,816
2017	201,788
2018	146,980
2019	99,678
2020	63,771
Thereafter	122,574
Total	$900,607

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $78.9 million, $80.7 million and $75.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 2.9% of total leased square footage are subject to termination options, of which 1.6% of total leased square footage have termination options exercisable through December 31, 2016 (unaudited). In general, these leases provide for termination payments should the termination options be exercised. The future minimum rental revenues in the above table assume such options are not exercised.

6. Bank loans

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires May 1, 2019. The rate of interest charged on borrowings is based on the London Interbank Offered Rate (“LIBOR”) plus 0.875% to LIBOR plus 1.70% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.875%. In addition, the Company is required to pay an annual facility fee ranging from 0.125% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). The Company had no balance outstanding on the Credit Facility at December 31, 2015 and 2014. The Company had $769,000 and $1.0 million of unamortized commitment fees as of December 31, 2015 and 2014, respectively. The Credit Facility requires the Company to meet certain covenants, all of which the Company was in compliance with at December 31, 2015. Interest on outstanding borrowings is payable monthly.

The Company had a term loan with Wells Fargo (the “Term Loan”) in the amount of $250.0 million that was scheduled to mature on December 31, 2014. The Term Loan was repaid in full in November, 2013. Interest under the Term Loan was accrued based on an applicable rate ranging from LIBOR plus 1.15% to LIBOR plus 2.25% depending on the Company’s credit ratings. During 2013, the Company’s rate under the Term Loan was LIBOR plus 1.20%. The Company had $383,000 of unamortized commitment fees as of December 31, 2012 and amortized such amount in full in 2013 as a result of the repayment.

7. Mortgage note payable

The Company has a $250.0 million mortgage note payable with a fixed interest rate of 5.45%, secured by 4.8 million square feet of commercial properties with a net book value of $417.7 million at December 31, 2015. The interest is payable monthly with a maturity date of December 1, 2016, prepayable without penalty on June 1, 2016.

In January, 2013, the Company repaid two mortgage notes payable totaling $18.1 million with a combined stated interest rate of 5.60%.

8. Noncontrolling interests

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

At December 31, 2015, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. Combined with PS’s existing common stock ownership, on a fully converted basis, PS has a combined ownership of 42.1% (or 14.5 million shares) of the Company’s common equity.

9. Related party transactions

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

The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under this contract were $540,000, $660,000 and $639,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Either the Company or PS can cancel the property management contract upon 60 days’ notice. Management fee expenses under the contract were $79,000,  $70,000 and $59,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space, which are allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $469,000,  $451,000 and $432,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company had net amounts due from PS of $57,000 and $166,000 at December 31, 2015 and 2014, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

Concurrent with the Company’s public offering of common stock in 2013, as discussed in Note 10, the Company sold 950,000 shares of common stock at the public offering price to PS for net proceeds of $75.3 million.

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

10. Shareholders’ equity

Preferred stock

As of December 31, 2015 and 2014, the Company had the following series of preferred stock outstanding:

				December 31, 2015		December 31, 2014
		Earliest Potential	Dividend	Shares	Amount	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)	Outstanding	(in thousands)
Series S	January, 2012	January, 2017	6.450%	9,200	$230,000	9,200	$230,000
Series T	May, 2012	May, 2017	6.000%	14,000	350,000	14,000	350,000
Series U	September, 2012	September, 2017	5.750%	9,200	230,000	9,200	230,000
Series V	March, 2013	March, 2018	5.700%	4,400	110,000	4,400	110,000
Series R	October, 2010	October, 2015	6.875%	—	—	3,000	75,000
Total				36,800	$920,000	39,800	$995,000

On October 15, 2015, the Company completed the redemption of its 6.875% Cumulative Preferred Stock, Series R, at its par value of $75.0 million. The Company reported the non-cash distributions of $2.5 million, representing the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the year ended December 31, 2015.

On March 14, 2013, the Company issued $110.0 million or 4.4 million depositary shares, each representing 1/1,000 of a share of the 5.70% Cumulative Preferred Stock, Series V, at $25.00 per depositary share.

The Company paid $59.4 million, $60.5 million and $59.2 million in distributions to its preferred shareholders for the years ended December 31, 2015, 2014 and 2013, respectively.

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At December 31, 2015, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. The Company had $29.3 million and $31.8 million of deferred costs in connection with the issuance of preferred stock as of December 31, 2015 and 2014, respectively, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock

Subsequent to December 31, 2015, the Company’s Board of Directors increased its quarterly dividend from $0.60 per common share to $0.75 per common share, increasing quarterly distributions by $5.2 million per quarter.

Dividends declared for the three months ended December 31, 2014 included a one-time special cash dividend of $2.75 per share (the “Special Cash Dividend”) along with the fourth quarter regular dividend of $0.50 per share. The Special Cash Dividend was declared to distribute a portion of the excess income attributable to gains on sales from asset dispositions during 2014, as discussed in Note 3.

The Company paid $59.4 million ($2.20 per common share), $127.8 million ($4.75 per common share) and $44.0 million ($1.76 per common share) in distributions to its common shareholders for the years ended December 31, 2015, 2014 and 2013, respectively. The portion of the distributions classified as ordinary income was 89.4%,  70.5% and 98.9% for the years ended December 31, 2015, 2014 and 2013, respectively. The portion of the distributions classified as long-term capital gain income was 10.6%,  29.5% and 1.1% for the years ended December 31, 2015, 2014 and 2013, respectively. The percentages in the two preceding sentences are unaudited.

On November 7, 2013, the Company sold 1,495,000 shares of common stock in a public offering and concurrently sold 950,000 shares of common stock at the public offering price to PS. The aggregate net proceeds were $192.3 million.

No shares of common stock were repurchased under the board approved common stock repurchase program during the years ended December 31, 2015, 2014 and 2013.

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

The weighted average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $8.49 per share, $10.95 per share and $9.18 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2015, 2014 and 2013, respectively: a dividend yield of 2.5%, 2.3% and 2.2%; expected volatility of 16.1%, 17.7% and 17.5%; expected life of five years; and risk-free interest rates of 1.4%, 1.7% and 1.0%.

The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2015, 2014 and 2013 was $82.78, $81.47 and $73.85, respectively. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant.

At December 31, 2015, there was a combined total of 1.3 million options and restricted stock units authorized to be granted.

In connection with the 2014 Special Cash Dividend discussed in Note 10, the number of options and exercise prices of all outstanding options as of December 31, 2014 were adjusted pursuant to the anti-dilution provisions of the applicable plans so that the option holders would be neither advantaged nor disadvantaged as a result of the Special Cash Dividend.

Information with respect to outstanding options and nonvested restricted stock units granted under the 2003 Plan and 2012 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2012	454,573	$53.41
Granted	24,000	$78.99
Exercised	(97,800)	$47.87
Forfeited	—	$—
Outstanding at December 31, 2013	380,773	$56.45
Granted	16,000	$82.84
Exercised	(61,273)	$49.84
Forfeited	(4,000)	$52.35
Special cash dividend adjustment (1)	10,352	N/A
Outstanding at December 31, 2014	341,852	$57.11
Granted	16,000	$80.13
Exercised	(99,178)	$51.31
Forfeited	—	$—
Outstanding at December 31, 2015	258,674	$60.76	5.01 Years	$6,899
Exercisable at December 31, 2015	194,999	$56.23	4.14 Years	$6,084

(1)

In accordance with the applicable equity award plan documents, the number and exercise price of outstanding options as of December 31, 2014 have been adjusted as a result of the Special Cash Dividend so that the option holder maintains their economic position with respect to the shareholders.

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2012	53,090	$55.69
Granted	8,350	$73.85
Vested	(13,690)	$53.84
Forfeited	(2,650)	$47.96
Nonvested at December 31, 2013	45,100	$60.07
Granted	6,800	$81.47
Vested	(12,980)	$53.65
Forfeited	(3,750)	$69.00
Nonvested at December 31, 2014	35,170	$65.62
Granted	75,606	$82.78
Vested	(25,384)	$74.19
Forfeited	(6,740)	$76.22
Nonvested at December 31, 2015	78,652	$78.44

Effective March, 2014, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2014-2017 (“2014 LTEIP”), with certain employees of the Company. Under the 2014 LTEIP, the Company established three levels of targeted restricted stock unit awards for certain employees, which would be earned only if the Company achieved one of three defined targets during 2014 to 2017. Under the 2014 LTEIP there is an annual award following the end of each of the four years in the program, with the award subject to and based on the achievement of total return targets during the previous year, as well as an award based on achieving total return targets during the cumulative four-year period 2014-2017. In the event the minimum defined target is not achieved for an annual award, the shares allocated to be awarded for such year are added to the shares that may be received if the four-year target is achieved. All restricted stock unit awards under the 2014 LTEIP vest in four equal annual installments beginning from the date of award. Up to 96,650 restricted stock units would be granted for each of the four years assuming achievement was met and up to 82,846 restricted stock units would be granted for the cumulative four-year period assuming achievement was met. Compensation expense is recognized based on the shares expected to be awarded based on the target level that is expected to be achieved. Net compensation expense of $8.2 million and $7.4 million related to the 2014 LTEIP was recognized for the years ended December 31, 2015 and 2014, respectively.

In connection with the 2014 LTEIP, targets for 2014 were achieved at the threshold total return level. As such, 66,506 restricted stock units were granted during the year ended December 31, 2015 at a weighted average grant date fair value of $83.47.

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

Net compensation expense of $261,000, $1.1 million and $425,000 related to stock options was recognized during the years ended December 31, 2015, 2014 and 2013, respectively. Included in 2014 compensation expense relating to stock options was $644,000 of expense resulting from modifications made to outstanding stock options as a result of the Special Cash Dividend paid in December, 2014. Excluding the 2014 LTEIP amortization of $8.2 million and $7.4 million, net compensation expense of $433,000 and $526,000 related to restricted stock units was recognized during the years ended December 31, 2015 and 2014, respectively. Excluding the 2012 LTEIP reversal of $3.9 million, net compensation expense of $671,000 related to restricted stock units was recognized during the year ended December 31, 2013.

As of December 31, 2015, there was $412,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 3.0 years. As of December 31, 2015, there was $20.2 million (includes $18.5 million from the 2014 LTEIP) of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 4.3 years.

Cash received from 99,178 stock options exercised during the year ended December 31, 2015 was $5.1 million. Cash received from 61,273 stock options exercised during the year ended December 31, 2014 was $3.1 million. Cash received from 97,800 stock options exercised during the year ended December 31, 2013 was $4.7 million. The aggregate intrinsic value of the stock options exercised was $2.6 million, $2.1 million and $3.1 million during the years ended December 31, 2015, 2014 and 2013, respectively.

During the year ended December 31, 2015, 25,384 restricted stock units vested (16,634 related to the 2014 LTEIP); in settlement of these units, 15,734 shares were issued (10,495 related to the 2014 LTEIP), net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2015 was $2.0 million ($1.3 million related to the 2014 LTEIP). During the year ended December 31, 2014, 12,980 restricted stock units vested; in settlement of these units, 8,066 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2014 was $1.1 million. During the year ended December 31, 2013, 13,690 restricted stock units vested; in settlement of these units, 8,547 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2013 was $1.0 million.

In April, 2015, the shareholders of the Company approved the issuance of an additional 130,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 8,000 shares issued upon retirement. The Company recognizes compensation expense over the requisite service period. As a result, included in the Company’s consolidated statements of income was compensation expense of $316,000, $550,000 and $264,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Included in 2014 compensation expense relating to the retirement shares was $243,000 of expense resulting from the increase in maximum shares. As of December 31, 2015, 2014 and 2013, there was $1.2 million, $1.5 million and $1.4 million, respectively, of unamortized compensation expense related to these shares. No shares were issued during the years ended December 31, 2015, 2014 and 2013.

12. Supplementary quarterly financial data (unaudited, in thousands, except per share data):

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Rental income	$92,315	$92,948	$93,322	$94,550
Cost of operations	$31,746	$30,057	$30,448	$28,973
Net income allocable to
common shareholders	$19,771	$11,129	$22,484	$14,906
Net income per share:
Basic	$0.73	$0.41	$0.83	$0.55
Diluted	$0.73	$0.41	$0.83	$0.55

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Rental income	$95,321	$93,986	$95,627	$91,321
Cost of operations	$33,444	$31,535	$33,102	$29,290
Net income allocable to
common shareholders	$9,940	$9,826	$11,268	$82,131
Net income per share:
Basic	$0.37	$0.37	$0.42	$3.05
Diluted	$0.37	$0.36	$0.42	$3.04

13. Commitments and contingencies

The Company currently is neither subject to any other material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

14. 401(k) Plan

The Company has a 401(k) savings plan (the “Plan”) in which all eligible employees may participate. The Plan provides for the Company to make matching contributions to all eligible employees up to 4% of their annual salary dependent on the employee’s level of participation. For the years ended December 31, 2015,  2014 and 2013,  $410,000, $417,000, and $362,000, respectively, was charged as expense related to this plan.

PS BUSINESS PARKS, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(DOLLARS IN THOUSANDS)

						Cost
						Capitalized
						Subsequent to	Gross Amount at Which Carried at
				Initial Cost to Company		Acquisition	December 31, 2015
					Buildings	Buildings		Buildings				Depreciable
					and	and		and		Accumulated		Lives
Description	Location	Square Feet	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Year(s) Acquired	(Years)
Buena Park Industrial Center	Buena Park, CA	317	$—	$3,245	$7,703	$2,667	$3,245	$10,370	$13,615	$6,595	1997	5- 30
Carson	Carson, CA	77	—	990	2,496	1,451	990	3,947	4,937	2,698	1997	5- 30
Cerritos Business Center	Cerritos, CA	395	—	4,218	10,273	4,129	4,218	14,402	18,620	9,428	1997	5- 30
Cerritos/Edwards	Cerritos, CA	31	—	450	1,217	1,407	450	2,624	3,074	1,816	1997	5- 30
Concord Business Park	Concord, CA	246	—	12,454	20,491	844	12,454	21,335	33,789	4,185	2011	5- 30
Culver City	Culver City, CA	147	—	3,252	8,157	5,951	3,252	14,108	17,360	10,052	1997	5- 30
Bayview Business Park	Fremont, CA	104	7,300	4,990	4,831	234	4,990	5,065	10,055	1,307	2011	5- 30
Christy Business Park	Fremont, CA	334	14,200	11,451	16,254	1,435	11,451	17,689	29,140	4,069	2011	5- 30
Industrial Drive Distribution Center	Fremont, CA	199	5,300	7,482	6,812	787	7,482	7,599	15,081	1,453	2011	5- 30
Bay Center Business Park	Hayward, CA	463	27,500	19,052	50,501	3,522	19,052	54,023	73,075	10,532	2011	5- 30
Cabot Distribution Center	Hayward, CA	249	9,300	5,859	10,811	374	5,859	11,185	17,044	2,153	2011	5- 30
Diablo Business Park	Hayward, CA	271	—	9,102	15,721	825	9,102	16,546	25,648	3,396	2011	5- 30
Eden Landing	Hayward, CA	83	4,800	3,275	6,174	131	3,275	6,305	9,580	1,334	2011	5- 30
Hayward Business Park	Hayward, CA	1,091	46,400	28,256	54,418	2,424	28,256	56,842	85,098	10,696	2011	5- 30
Huntwood Business Park	Hayward, CA	176	11,600	7,391	11,819	964	7,391	12,783	20,174	2,868	2011	5- 30
Parkway Commerce	Hayward, CA	407	—	4,398	10,433	4,727	4,398	15,160	19,558	9,962	1997	5- 30
Corporate Pointe	Irvine, CA	161	—	6,876	18,519	6,529	6,876	25,048	31,924	16,246	2000	5- 30
Laguna Hills Commerce Center	Laguna Hills, CA	513	—	16,261	39,559	7,028	16,261	46,587	62,848	28,681	1997	5- 30
Plaza Del Lago	Laguna Hills, CA	101	—	2,037	5,051	3,951	2,037	9,002	11,039	6,186	1997	5- 30
Canada	Lake Forest, CA	297	—	5,508	13,785	5,675	5,508	19,460	24,968	12,616	1997	5- 30
Dixon Landing Business Park	Milpitas, CA	505	30,000	26,301	21,121	3,235	26,301	24,356	50,657	5,710	2011	5- 30
Monterey/Calle	Monterey, CA	12	—	288	706	336	288	1,042	1,330	717	1997	5- 30
Monterey Park	Monterey Park, CA	199	—	3,078	7,862	1,566	3,078	9,428	12,506	6,261	1997	5- 30
Port of Oakland	Oakland, CA	200	10,800	5,638	11,066	661	5,638	11,727	17,365	2,447	2011	5- 30
Orangewood	Orange County, CA	107	—	2,637	12,291	3,429	2,637	15,720	18,357	8,625	2003	5- 30
Orange County Business Center	Orange County, CA	437	—	9,405	35,746	18,093	9,405	53,839	63,244	39,421	2003	5- 30
Kearney Mesa	San Diego, CA	164	—	2,894	7,089	2,808	2,894	9,897	12,791	6,574	1997	5- 30
Lusk	San Diego, CA	371	—	5,711	14,049	5,419	5,711	19,468	25,179	13,046	1997	5- 30
Rose Canyon Business Park	San Diego, CA	233	—	15,129	20,054	2,202	15,129	22,256	37,385	11,416	2005	5- 30
Charcot Business Park	San Jose, CA	283	10,300	18,654	17,580	1,560	18,654	19,140	37,794	4,115	2011/2014	5- 30
Las Plumas	San Jose, CA	214	—	4,379	12,889	6,691	4,379	19,580	23,959	13,742	1998	5- 30
Little Orchard Distribution Center	San Jose, CA	213	5,900	7,725	3,846	51	7,725	3,897	11,622	1,115	2011	5- 30
Montague Industrial Park	San Jose, CA	316	14,200	14,476	12,807	444	14,476	13,251	27,727	3,761	2011	5- 30
Oakland Road	San Jose, CA	177	—	3,458	8,765	3,132	3,458	11,897	15,355	7,833	1997	5- 30
Rogers Ave	San Jose, CA	67	—	3,540	4,896	573	3,540	5,469	9,009	2,452	2006	5- 30
Doolittle Business Park	San Leandro, CA	113	4,500	3,929	6,231	361	3,929	6,592	10,521	1,507	2011	5- 30

						Cost
						Capitalized
						Subsequent to	Gross Amount at Which Carried at
				Initial Cost to Company		Acquisition	December 31, 2015
					Buildings	Buildings		Buildings				Depreciable
					and	and		and		Accumulated		Lives
Description	Location	Square Feet	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Year(s) Acquired	(Years)
Bayshore Corporate Center	San Mateo, CA	340	—	25,108	36,891	5,615	25,108	42,506	67,614	7,433	2013	5- 30
San Ramon/Norris Canyon	San Ramon, CA	52	—	1,486	3,642	1,263	1,486	4,905	6,391	3,212	1997	5- 30
Commerce Park	Santa Clara, CA	251	—	17,218	21,914	3,693	17,218	25,607	42,825	15,462	2007	5- 30
Santa Clara Tech Park	Santa Clara, CA	178	—	7,673	15,645	4,359	7,673	20,004	27,677	12,765	2000	5- 30
Walsh at Lafayette	Santa Clara, CA	321	19,300	13,439	17,890	292	13,439	18,182	31,621	4,496	2011	5- 30
Signal Hill	Signal Hill, CA	269	—	6,693	12,699	2,672	6,693	15,371	22,064	8,697	1997/2006	5- 30
Airport Boulevard	So San Francisco, CA	52	—	899	2,387	682	899	3,069	3,968	2,020	1997	5- 30
South San Francisco/Produce	So San Francisco, CA	41	—	776	1,886	526	776	2,412	3,188	1,540	1997	5- 30
Studio City/Ventura	Studio City, CA	22	—	621	1,530	607	621	2,137	2,758	1,340	1997	5- 30
Kifer Industrial Park	Sunnyvale, CA	287	28,600	13,227	37,874	1,395	13,227	39,269	52,496	7,656	2011	5- 30
Torrance	Torrance, CA	147	—	2,318	6,069	3,180	2,318	9,249	11,567	6,276	1997	5- 30
Boca Commerce	Boca Raton, FL	135	—	7,795	9,258	2,394	7,795	11,652	19,447	4,220	2006	5- 30
MICC	Miami, FL	3,468	—	95,115	112,583	40,030	95,115	152,613	247,728	83,721	2003/2011/2014	5- 30
Wellington	Wellington, FL	263	—	10,845	18,560	2,510	10,845	21,070	31,915	8,162	2006	5- 30
Ammendale	Beltsville, MD	309	—	4,278	18,380	10,702	4,278	29,082	33,360	20,856	1998	5- 30
Gaithersburg/Christopher	Gaithersburg, MD	29	—	475	1,203	629	475	1,832	2,307	1,267	1997	5- 30
Metro Park	Rockville, MD	898	—	33,995	94,463	37,270	33,995	131,733	165,728	83,239	2001	5- 30
Parklawn Business Park	Rockville, MD	232	—	3,387	19,628	3,786	3,387	23,414	26,801	7,728	2010	5- 30
Shady Grove	Rockville, MD	352	—	5,372	50,727	9,224	5,372	59,951	65,323	17,931	2010	5- 30
Westech Business Park	Silver Spring, MD	532	—	25,261	74,572	16,170	25,261	90,742	116,003	50,215	2006	5- 30
Ben White	Austin, TX	108	—	1,550	7,015	1,941	1,550	8,956	10,506	5,954	1998	5- 30
Lamar Business Park	Austin, TX	145	—	2,528	6,596	4,331	2,528	10,927	13,455	9,185	1997	5- 30
McKalla	Austin, TX	236	—	1,945	13,212	2,178	1,945	15,390	17,335	6,949	1998/2012	5- 30
McNeil	Austin, TX	525	—	5,477	24,495	4,140	5,477	28,635	34,112	9,041	1999/2010/2012/2014	5- 30
Rutland	Austin, TX	288	—	2,022	9,397	3,857	2,022	13,254	15,276	7,607	1998/1999	5- 30
Waterford	Austin, TX	106	—	2,108	9,649	3,840	2,108	13,489	15,597	8,877	1999	5- 30
Braker Business Park	Austin, TX	257	—	1,874	13,990	1,608	1,874	15,598	17,472	5,749	2010	5- 30
Mopac Business Park	Austin, TX	117	—	719	3,579	694	719	4,273	4,992	1,449	2010	5- 30
Southpark Business Park	Austin, TX	181	—	1,266	9,882	2,306	1,266	12,188	13,454	4,475	2010	5- 30
Valwood Business Center	Carrolton, TX	356	—	2,510	13,859	1,476	2,510	15,335	17,845	2,969	2013	5- 30
Empire Commerce	Dallas, TX	44	—	304	1,545	819	304	2,364	2,668	1,691	1998	5- 30
Northgate	Dallas, TX	194	—	1,274	5,505	3,946	1,274	9,451	10,725	6,423	1998	5- 30
Northway Plaza	Farmers Branch, TX	131	—	1,742	4,503	738	1,742	5,241	6,983	1,032	2013	5- 30
Springlake Business Center	Farmers Branch, TX	206	—	2,607	5,715	1,646	2,607	7,361	9,968	1,185	2013/2014	5- 30
Westwood Business Park	Farmers Branch, TX	112	—	941	6,884	2,364	941	9,248	10,189	5,146	2003	5- 30
Eastgate	Garland, TX	36	—	480	1,203	499	480	1,702	2,182	1,176	1997	5- 30
Freeport Business Park	Irving, TX	256	—	4,564	9,506	1,989	4,564	11,495	16,059	2,053	2013	5- 30
NFTZ (1)	Irving, TX	231	—	1,517	6,499	3,496	1,517	9,995	11,512	6,449	1998	5- 30
Royal Tech	Irving, TX	794	—	13,989	54,113	22,713	13,989	76,826	90,815	47,803	1998-2000/2011	5- 30
La Prada	Mesquite, TX	56	—	495	1,235	601	495	1,836	2,331	1,296	1997	5- 30
The Summit	Plano, TX	184	—	1,536	6,654	4,264	1,536	10,918	12,454	7,718	1998	5- 30
Arapaho Business Park	Richardson, TX	408	—	5,226	10,661	2,938	5,226	13,599	18,825	3,304	2013/2014	5- 30
Richardson Business Park	Richardson, TX	117	—	799	3,568	2,805	799	6,373	7,172	4,641	1998	5- 30
Bren Mar	Alexandria, VA	113	—	2,197	5,380	3,782	2,197	9,162	11,359	6,391	1997	5- 30
Eisenhower	Alexandria, VA	95	—	1,440	3,635	2,337	1,440	5,972	7,412	4,404	1997	5- 30
Beaumont	Chantilly, VA	107	—	4,736	11,051	2,156	4,736	13,207	17,943	6,969	2006	5- 30
Dulles South/Sullyfield	Chantilly, VA	99	—	1,373	6,810	3,074	1,373	9,884	11,257	6,361	1999	5- 30
Lafayette	Chantilly, VA	197	—	1,680	13,398	4,941	1,680	18,339	20,019	12,194	1999/2000	5- 30

						Cost
						Capitalized
						Subsequent to	Gross Amount at Which Carried at
				Initial Cost to Company		Acquisition	December 31, 2015
					Buildings	Buildings		Buildings				Depreciable
					and	and		and		Accumulated		Lives
Description	Location	Square Feet	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Year(s) Acquired	(Years)
Park East	Chantilly, VA	198	—	3,851	18,029	10,232	3,851	28,261	32,112	18,036	1999	5- 30
Fair Oaks Business Campus	Fairfax, VA	290	—	13,598	36,232	8,028	13,598	44,260	57,858	24,257	2004/2007	5- 30
Monroe	Herndon, VA	244	—	6,737	18,911	10,233	6,737	29,144	35,881	20,044	1997/1999	5- 30
Gunston	Lorton, VA	247	—	4,146	17,872	8,995	4,146	26,867	31,013	15,227	1998	5- 30
Westpark Business Campus	McLean, VA	751	—	47,955	101,847	21,328	47,955	123,175	171,130	38,783	2010/2011	5- 30
Prosperity Business Campus	Merrifield, VA	659	—	23,147	67,575	30,011	23,147	97,586	120,733	58,680	2001	5- 30
Alban Road	Springfield, VA	150	—	1,935	4,736	5,014	1,935	9,750	11,685	7,159	1997	5- 30
I-95	Springfield, VA	210	—	3,535	15,672	11,579	3,535	27,251	30,786	19,751	2000	5- 30
Northpointe	Sterling, VA	147	—	2,767	8,778	4,503	2,767	13,281	16,048	9,567	1997/1998	5- 30
Shaw Road	Sterling, VA	149	—	2,969	10,008	4,286	2,969	14,294	17,263	10,371	1998	5- 30
Tysons Corporate Center	Vienna, VA	270	—	9,885	25,302	9,289	9,885	34,591	44,476	11,655	2010	5- 30
Woodbridge	Woodbridge, VA	114	—	1,350	3,398	1,858	1,350	5,256	6,606	3,762	1997	5- 30
212th Business Park	Kent, WA	951	—	19,573	17,695	12,014	19,573	29,709	49,282	6,177	2012	5- 30
Overlake	Redmond, WA	411	—	23,122	41,106	6,086	23,122	47,192	70,314	26,383	2007	5- 30
Renton	Renton, WA	28	—	330	889	552	330	1,441	1,771	1,009	1997	5- 30
		27,969	$250,000	$793,569	$1,727,413	$488,102	$793,569	$2,215,515	$3,009,084	$1,082,603

(1)	The Company owns two properties that are subject to ground leases in Las Colinas, Texas, expiring in 2019 and 2020, each with one 10-year extension option.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 2016

PS Business Parks, Inc.

By:/s/ Joseph D. Russell, Jr.

Joseph D. Russell, Jr.

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Havner, Jr.	Chairman of the Board	February 22, 2016
Ronald L. Havner, Jr.

/s/ Joseph D. Russell, Jr.	Director and Chief Executive	February 22, 2016
Joseph D. Russell, Jr.	Officer (principal executive officer)

/s/ Edward A. Stokx	Chief Financial Officer (principal	February 22, 2016
Edward A. Stokx	financial and accounting officer)

/s/ Jennifer Holden Dunbar	Director	February 22, 2016
Jennifer Holden Dunbar

/s/ James H. Kropp	Director	February 22, 2016
James H. Kropp

/s/ Sara Grootwassink Lewis	Director	February 22, 2016
Sara Grootwassink Lewis

/s/ Michael V. McGee	Director	February 22, 2016
Michael V. McGee

/s/ Gary E. Pruitt	Director	February 22, 2016
Gary E. Pruitt

/s/ Robert S. Rollo	Director	February 22, 2016
Robert S. Rollo

/s/ Peter Schultz	Director	February 22, 2016
Peter Schultz

PS BUSINESS PARKS, INC.

EXHIBIT INDEX

(Items 15(a)(3) and 15(b))

3.1		Restated Articles of Incorporation. Filed with Registrant’s Registration Statement on Form S- 3 (SEC File No. 333-78627) and incorporated herein by reference.
3.2		Restated Bylaws, as amended. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (SEC File No. 001-10709) and incorporated herein by reference.

3.3

Certificate of Determination of Preferences of 6.45% Cumulative Preferred Stock, Series S of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8-K dated January 11, 2012 (SEC File No. 001-10709) and incorporated herein by reference.

3.4

Certificate of Determination of Preferences of 6.00% Series T Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Filed with Registrant’s Current Report on Form 8- K dated May 7, 2012 (SEC File No. 001-10709) and incorporated herein by reference.

3.5

Certificate of Determination of Preferences of 5.75% Series U Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Field with Registrant’s Current Report on Form 8- K dated September 7, 2012 (SEC File No. 001-10709) and incorporated herein by reference.

3.6

Certificate of Determination of Preferences of 5.70% Series V Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Field with Registrant’s Current Report on Form 8- K dated March 5, 2013 (SEC File No. 001-10709) and incorporated herein by reference.

4.1

Deposit Agreement Relating to 6.45% Cumulative Preferred Stock, Series S of PS Business Parks, Inc., dated as of January 10, 2012. Filed with Registrant’s Current Report on Form 8- K dated January 11, 2012 (SEC File No. 001-10709) and incorporated herein by reference.

4.2

Deposit Agreement Relating to 6.00% Cumulative Preferred Stock, Series T of PS Business Parks, Inc. dated as of May 3, 2012. Filed with Registrant’s Current Report on Form 8-K dated May 7, 2012 (SEC File No. 001-10709) and incorporated herein by reference.

4.3

Deposit Agreement Relating to 5.75% Cumulative Preferred Stock, Series U of PS Business Parks, Inc. dated as of September 5, 2012. Filed with Registrant’s Current Report on Form 8- K dated September 7, 2012 (SEC File No. 001-10709) and incorporated herein by reference.

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

10.4	*	Form of Indemnity Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.

10.5	*

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

10.11

Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 5.75% Series U Cumulative Preferred Units, dated as of September 14, 2012. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (SEC File No. 001- 10709) and incorporated herein by reference.

10.12

Amended and Restated Revolving Credit Agreement dated as of October 29, 2002 among PS Business Parks, L.P., Wells Fargo Bank, National Association, as Agent, and the Lenders named therein. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (SEC File No. 001-10709) and incorporated herein by reference.

10.13

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

10.15

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

10.16

Fourth Modification Agreement dated as of July 30, 2008 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with Registrant’s Current Report on Form 8- K dated August 5, 2008 (SEC File No. 001-10709) and incorporated herein by reference.

10.17

Fifth Modification Agreement dated as of July 28, 2010 to Amended and Restated Revolving Credit Agreement dated October 29, 2002.  Filed with Registrant’s Current Report on Form 8-K dated August 2, 2010 (SEC File No. 001-10709) and incorporated herein by reference.

10.18

Sixth Modification Agreement dated as of August 3, 2011 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (SEC File No. 001-10709) and incorporated herein by reference.

10.19

Loan Agreement, dated November 17, 2006, between Northern California Industrial Portfolio, Inc., a Maryland corporation, and LaSalle Bank National Association, a national banking association. Filed with the Registrant’s Current Report on Form 8-K dated December 20, 2011 (SEC File No. 001-10709) and incorporated herein by reference.

10.20

Credit Agreement dated as of December 20, 2011, by and among PS Business Parks, L.P., a California limited partnership, as borrower, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders. Filed with the Registrant’s Current Report on Form 8- K dated December 20, 2011 (SEC File No. 001-10709) and incorporated herein by reference.

10.21

Seventh Modification Agreement dated as of December 20, 2011 to Amended and Restated Revolving Credit Agreement dated October 29, 2002. Filed with the Registrant’s Current Report on Form 8-K dated December 20, 2011 (SEC File No. 001-10709) and incorporated herein by reference.

10.22

First Modification Agreement dated December 29, 2011 to Credit Agreement dated December 20, 2011 by and among PS Business Parks, L.P., a California limited partnership, as borrower, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders. Filed with the Registrant’s Current Report on Form 8-K dated January 5, 2012 (SEC File No.   001- 10709) and incorporated herein by reference.

10.23

Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 5.70% Series V Cumulative Preferred Units, dated as of March 14, 2013. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (SEC File No. 001- 10709) and incorporated herein by reference.

10.24

Second Amended and Restated Revolving Credit Agreement dated as of April 28, 2014 by and among PS Business Parks, L.P., a California limited partnership, as borrower, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders. Filed with the Registrant’s Current Report on Form 8-K dated April 28, 2014 (SEC File No. 001-10709) and incorporated herein by reference.

10.25	*	Registrant’s 1997 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (SEC File No. 333-48313) and incorporated herein by reference.
10.26	*	Registrant’s 2003 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (SEC File No. 333-104604) and incorporated herein by reference.
10.27	*

Amended and Restated Retirement Plan for Non-Employee Directors. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (SEC File No. 001- 10709) and incorporated herein by reference.

10.28	*

Form of PS Business Parks, Inc. Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 001- 10709) and incorporated herein by reference.

10.29	*

Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 001-10709) and incorporated herein by reference.

10.30	*

Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 001-10709) and incorporated herein by reference.

10.31	*

Amendment to Form of Director Stock Option Agreement. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-10709) and incorporated herein by reference.

10.32	*	Revised Form of Director Stock Option Agreement. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
10.33	*

Registrant’s 2012 Equity and Performance-Based Incentive Compensation Plan (2012 Plan). Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (SEC File No. 001-10709) and incorporated herein by reference.

10.34	*

Form of Registrant’s 2012 Plan Non-Qualified Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (SEC File No. 001-10709) and incorporated herein by reference.

10.35	*

Form of Registrant’s 2012 Plan Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (SEC File No. 001- 10709) and incorporated herein by reference.

10.36	*	Retirement Plan For Non-Employee Directors, as amended. Filed herewith.
12		Statement re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. Filed herewith.
21		List of Subsidiaries. Filed herewith.
23		Consent of Independent Registered Public Accounting Firm. Filed herewith.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101	.INS	XBRL Instance Document. Filed herewith.
101	.SCH	XBRL Taxonomy Extension Schema. Filed herewith.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.
101	.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.
101	.PRE	XBRL Taxonomy Extension Presentation Link. Filed herewith.

*Management contract or compensatory plan or arrangement