Form 10-Q
period 2016-03-31
PS BUSINESS PARKS INC/CA
filed 2016-04-29
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

Yes ☐ No ☒

As of April 25, 2016, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 27,076,500.

PS BUSINESS PARKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Cash and cash equivalents	$195,254	$188,912

Real estate facilities, at cost:
Land	793,569	793,569
Buildings and improvements	2,220,404	2,215,515
	3,013,973	3,009,084
Accumulated depreciation	(1,104,710)	(1,082,603)
	1,909,263	1,926,481
Land and building held for development	6,081	6,081
	1,915,344	1,932,562
Investment in unconsolidated joint venture	30,676	26,736
Rent receivable, net	3,055	2,234
Deferred rent receivable, net	29,374	28,327
Other assets	5,784	7,887

Total assets	$2,179,487	$2,186,658

LIABILITIES AND EQUITY

Accrued and other liabilities	$74,194	$76,059
Mortgage note payable	250,000	250,000
Total liabilities	324,194	326,059
Commitments and contingencies
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
36,800 shares issued and outstanding at
March 31, 2016 and December 31, 2015	920,000	920,000
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,076,500 and 27,034,073 shares issued and outstanding at
March 31, 2016 and December 31, 2015, respectively	270	269
Paid-in capital	723,646	722,009
Cumulative net income	1,403,965	1,375,421
Cumulative distributions	(1,391,316)	(1,357,203)
Total PS Business Parks, Inc.’s shareholders’ equity	1,656,565	1,660,496
Noncontrolling interests:
Common units	198,728	200,103
Total noncontrolling interests	198,728	200,103
Total equity	1,855,293	1,860,599
Total liabilities and equity	$2,179,487	$2,186,658

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	For The Three Months
	Ended March 31,
	2016	2015
Revenues:
Rental income	$95,845	$92,315
Facility management fees	128	147
Total operating revenues	95,973	92,462
Expenses:
Cost of operations	31,894	31,746
Depreciation and amortization	25,041	26,233
General and administrative	3,635	3,399
Total operating expenses	60,570	61,378
Other income and (expense):
Interest and other income	267	107
Interest and other expense	(3,190)	(3,323)
Total other income and (expense)	(2,923)	(3,216)
Gain on sale of real estate facilities	—	12,487
Net income	$32,480	$40,355

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests—common units	$3,936	$5,364
Total net income allocable to noncontrolling interests	3,936	5,364
Net income allocable to PS Business Parks, Inc.:
Preferred shareholders	13,833	15,122
Restricted stock unit holders	142	98
Common shareholders	14,569	19,771
Total net income allocable to PS Business Parks, Inc.	28,544	34,991
Net income	$32,480	$40,355

Net income per common share:
Basic	$0.54	$0.73
Diluted	$0.54	$0.73

Weighted average common shares outstanding:
Basic	27,043	26,925
Diluted	27,122	27,024

Dividends declared per common share	$0.75	$0.50

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Unaudited, in thousands, except share data)

								Total PS
								Business Parks,
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity	Interests	Equity
Balances at December 31, 2015	36,800	$920,000	27,034,073	$269	$722,009	$1,375,421	$(1,357,203)	$1,660,496	$200,103	$1,860,599
Exercise of stock options	—	—	16,823	1	899	—	—	900	—	900
Stock compensation, net	—	—	25,604	—	906	—	—	906	—	906
Net income	—	—	—	—	—	28,544	—	28,544	3,936	32,480
Distributions:
Preferred stock	—	—	—	—	—	—	(13,833)	(13,833)	—	(13,833)
Common stock	—	—	—	—	—	—	(20,280)	(20,280)	—	(20,280)
Noncontrolling interests	—	—	—	—	—	—	—	—	(5,479)	(5,479)
Adjustment to noncontrolling interests
in underlying operating partnership	—	—	—	—	(168)	—	—	(168)	168	—
Balances at March 31, 2016	36,800	$920,000	27,076,500	$270	$723,646	$1,403,965	$(1,391,316)	$1,656,565	$198,728	$1,855,293

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For The Three Months
	Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$32,480	$40,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	25,041	26,233
In-place lease adjustment	(193)	(311)
Tenant improvement reimbursements net of lease incentives	(423)	(397)
Gain on sale of real estate facilities	—	(12,487)
Stock compensation	2,805	2,404
Decrease (Increase) in receivables and other assets	46	(1,004)
Decrease in accrued and other liabilities	(4,283)	(530)
Total adjustments	22,993	13,908
Net cash provided by operating activities	55,473	54,263
Cash flows from investing activities:
Capital expenditures to real estate facilities	(6,499)	(10,572)
Capital expenditures to land and building held for development	—	(1,172)
Investments in unconsolidated joint venture	(3,940)	—
Proceeds from sale of real estate facilities	—	24,490
Net cash provided by (used in) investing activities	(10,439)	12,746
Cash flows from financing activities:
Proceeds from the exercise of stock options	900	785
Distributions paid to preferred shareholders	(13,833)	(15,122)
Distributions paid to noncontrolling interests	(5,479)	(3,653)
Distributions paid to common shareholders	(20,280)	(13,464)
Net cash used in financing activities	(38,692)	(31,454)
Net increase in cash and cash equivalents	6,342	35,555
Cash and cash equivalents at the beginning of the period	188,912	152,467
Cash and cash equivalents at the end of the period	$195,254	$188,022

Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests—common units	$168	$376
Paid-in capital	$(168)	$(376)

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

1. Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of March 31, 2016, PSB owned 77.9%  of the common partnership units of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units are owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and its subsidiaries, including the Operating Partnership are collectively referred to as the “Company.” Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 42.1%  (or 14.5 million shares) of the outstanding shares of the Company’s common stock.

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office and industrial space. As of March 31, 2016, the Company owned and operated 28.0 million rentable square feet of commercial space in six states. The Company also manages 800,000 rentable square feet on behalf of PS.

References to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Consolidation and Equity Method of Accounting

The Company accounts for its investment in a joint venture that it has significant influence over, but does not control, using the equity method of accounting eliminating intra-entity profits and losses as if the joint venture were a consolidated subsidiary.

The accompanying consolidated financial statements include the accounts of PSB and the Operating Partnership. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

The Company consolidates all variable interest entities for which it is the primary beneficiary. Generally, a variable interest entity is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A limited partnership may be considered a variable interest entity if the limited partners do not participate in operating decisions. Under this criteria, the Operating Partnership is considered a variable interest entity. The Company’s significant asset is its investment in the Operating Partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Company’s debt is an obligation of the Operating Partnership.

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

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 at March 31, 2016 and December 31, 2015. Deferred rent receivable is net of an allowance for uncollectible accounts totaling $890,000 and $909,000 at March 31, 2016 and December 31, 2015, respectively.

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

*	Level 1—quoted prices for identical instruments in active markets;
*

Level 2—quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

*	Level 3—fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

As of March 31, 2016, the value of in-place leases resulted in net intangible assets of $1.5 million, net of $8.8 million of accumulated amortization with a weighted average amortization period of 8.8 years, and net intangible liabilities of $1.5 million, net of $9.3 million of accumulated amortization with a weighted average amortization period of 5.6 years. As of December 31, 2015, the value of in-place leases resulted in net intangible assets of $1.7 million, net of $8.6 million of accumulated amortization and net intangible liabilities of $1.8 million, net of $9.0 million of accumulated amortization.

The Company recorded net increases in rental income of $193,000 and $311,000 for the three months ended March 31, 2016 and 2015, respectively,  due to the amortization of net intangible liabilities resulting from the above-market and below-market lease values.

Evaluation of asset impairment

The Company evaluates its assets used in operations for impairment by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the estimated undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At March 31, 2016, the Company did not consider any assets to be impaired.

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

Income taxes

The Company has qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company is not subject to federal income tax to the extent that it distributes its REIT taxable income to its shareholders. A REIT must distribute at least 90% of its taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. The Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2015 and intends to continue to meet such requirements for 2016. Accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.

The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of March 31, 2016, the Company did not recognize any tax benefit for uncertain tax positions.

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

Net income allocation

Net income was allocated as follows (in thousands):

	For The Three Months
	Ended March 31,
	2016	2015
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$3,936	$5,364
Total net income allocable to noncontrolling interests	3,936	5,364
Net income allocable to PS Business Parks, Inc.:
Preferred shareholders	13,833	15,122
Restricted stock unit holders	142	98
Common shareholders	14,569	19,771
Total net income allocable to PS Business Parks, Inc.	28,544	34,991
Net income	$32,480	$40,355

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

Earnings per share has been calculated as follows (in thousands, except per share amounts):

	For The Three Months
	Ended March 31,
	2016	2015
Net income allocable to common shareholders	$14,569	$19,771
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	27,043	26,925
Net effect of dilutive stock compensation—based on
treasury stock method using average market price	79	99
Diluted weighted average common shares outstanding	27,122	27,024
Net income per common share—Basic	$0.54	$0.73
Net income per common share—Diluted	$0.54	$0.73

Options to purchase 16,000 shares for the three months ended March 31, 2015, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.

Segment reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2015 in order to conform to the 2016 presentation.

Recently issued accounting standards

In March, 2016, the FASB issued new accounting guidance, which is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements.

In February, 2015, the FASB issued new accounting guidance, which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. On January 1, 2016, the Company adopted this guidance and as the Operating Partnership is already consolidated in the balance sheets of the Company, the identification of this entity as a variable interest entity has no impact on the consolidated financial statements of the Company. Additionally, the Company’s accounting for its investment in its joint venture was not impacted by the adoption of this guidance.

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

3. Real estate facilities

The activity in real estate facilities for the three months ended March 31, 2016 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2015	$793,569	$2,215,515	$(1,082,603)	$1,926,481
Capital expenditures, net	—	7,823	—	7,823
Disposals	—	(2,934)	2,934	—
Depreciation and amortization	—	—	(25,041)	(25,041)
Balances at March 31, 2016	$793,569	$2,220,404	$(1,104,710)	$1,909,263

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

During the first quarter of 2015, the Company sold Milwaukie Business Park located in Milwaukie, Oregon, aggregating 102,000 square feet for net proceeds of $10.6 million, which resulted in a gain of $7.6 million. Additionally, as part of an eminent domain process, the Company sold five buildings, aggregating 82,000 square feet, at the Company’s Overlake Business Park located in Redmond, Washington, for $13.9 million, which resulted in a gain of $4.8 million.

4.  Investment in unconsolidated joint venture

In 2013, the Company entered into a joint venture known as Amherst JV LLC (the “Joint Venture”), in which it has a 95.0% economic interest, with an unrelated real estate development company for the purpose of developing a 395-unit multi-family building on a five-acre site within its Westpark Business Park in Tysons, Virginia. The Company contributed the site, along with capitalized improvements, to the Joint Venture on October 5, 2015 and has reflected the land and costs to date as investment in unconsolidated joint venture. The Company’s partner in the Joint Venture serves as the managing member, with mutual consent from both the Company and the managing member required for all significant decisions. As such, the Company accounts for its investment in the Joint Venture using the equity method. Demolition, site preparation and construction commenced in October, 2015. The Company’s investment in unconsolidated joint venture was  $30.7 million and $26.7 million as of March 31, 2016 and December 31, 2015, respectively.  During the quarter ended March 31, 2016, the Company capitalized costs of $3.9 million related to this development,  of which $394,000 related to capitalized interest. During the quarter ended March 31, 2015, the Company capitalized costs of $1.2 million related to this development, of which $260,000 related to capitalized interest.

5. Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues, excluding recovery of operating expenses under these leases, are as follows as of March 31, 2016 (in thousands):

2016	$206,047
2017	218,664
2018	160,290
2019	106,482
2020	68,808
Thereafter	130,082
Total	$890,373

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $20.8 million and $20.1 million for the three months ended March 31, 2016 and 2015, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 3.1% of total leased square footage are subject to termination options, of which 1.5% of total leased square footage have termination options exercisable through December 31, 2016 (unaudited). In general, these leases provide for termination payments should the termination options be exercised. The future minimum rental revenues in the above table assume such options are not exercised.

6. Bank loans

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires May 1, 2019. The rate of interest charged on borrowings is based on the London Interbank Offered Rate (“LIBOR”) plus 0.875% to LIBOR plus 1.70% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.875%. In addition, the Company is required to pay an annual facility fee ranging from 0.125% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). The Company had no balance outstanding on the Credit Facility at March 31, 2016 and December 31, 2015. The Company had $712,000 and  $769,000 of unamortized commitment fees as of March 31, 2016 and December 31, 2015, respectively. The Credit Facility requires the Company to meet certain covenants, all of which the Company was in compliance with as of March 31, 2016. Interest on outstanding borrowings is payable monthly.

7. Mortgage note payable

The Company has  a $250.0 million mortgage note payable with a fixed interest rate of 5.45% secured by 4.8 million square feet of commercial properties with a net book value of $414.9 million at March 31, 2016. The interest is payable monthly with a maturity date of December  1, 2016, prepayable without penalty on June 1, 2016.

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

At March 31, 2016, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. Combined with PS’s existing common stock ownership, on a fully converted basis, PS has a combined ownership of 42.1%  (or 14.5 million shares) of the Company’s common equity.

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

The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under this contract were $128,000 and $147,000 for the three months ended March 31, 2016 and 2015, respectively.

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

Either the Company or PS can cancel the property management contract upon 60 days’ notice. Management fee expenses under the contract were $21,000 and  $19,000 for the three months ended March 31, 2016 and 2015, respectively.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space, which are allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $123,000 and  $117,000 for the three months ended March 31, 2016 and 2015, respectively.

The Company had net amounts due to PS of $238,000 at March 31, 2016 and due from PS of $57,000 at December 31, 2015, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

10. Shareholders’ equity

Preferred stock

As of March 31, 2016 and December 31, 2015, the Company had the following series of preferred stock outstanding:

		Earliest Potential	Dividend	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)
Series S	January, 2012	January, 2017	6.450%	9,200	$230,000
Series T	May, 2012	May, 2017	6.000%	14,000	350,000
Series U	September, 2012	September, 2017	5.750%	9,200	230,000
Series V	March, 2013	March, 2018	5.700%	4,400	110,000
Total				36,800	$920,000

The Company paid $13.8 million and $15.1 million in distributions to its preferred shareholders for the three months ended March 31, 2016 and 2015, respectively.

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At March 31, 2016, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. The Company had $29.3 million of deferred costs in connection with the issuance of preferred stock as of March 31, 2016 and December 31, 2015,  which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock

No shares of common stock were repurchased under the board approved common stock repurchase program during either of the three months ended March 31, 2016 and 2015.

The Company paid $20.3 million ($0.75 per common share) and $13.5 million ($0.50 per common share) in distributions to its common shareholders for the three months ended March 31, 2016 and 2015, respectively.

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

12. Stock compensation

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

No options were granted for the three months ended March 31, 2016 and 2015.

The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2016 and 2015 was $83.59 and $83.47, respectively. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant.

At March 31, 2016, there was a combined total of 1.2 million options and restricted stock units authorized to be granted.

Information with respect to outstanding options and nonvested restricted stock units granted under the 2003 Plan and 2012 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2015	258,674	$60.76
Granted	—	$—
Exercised	(16,823)	$53.48
Forfeited	—	$—
Outstanding at March 31, 2016	241,851	$61.27	4.86 Years	$9,491
Exercisable at March 31, 2016	182,312	$56.63	3.97 Years	$8,000

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2015	78,652	$78.44
Granted	99,150	$83.59
Vested	(43,689)	$81.99
Forfeited	(870)	$66.83
Nonvested at March 31, 2016	133,243	$34.54

Effective March, 2014, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2014-2017 (“2014 LTEIP”), with certain employees of the Company. Under the 2014 LTEIP, the Company established three levels of targeted restricted stock unit awards for certain employees, which would be earned only if the Company achieved one of three defined targets during 2014 to 2017. Under the 2014 LTEIP there is an annual award following the end of each of the four years in the program, with the award subject to and based on the achievement of total return targets during the previous year, as well as an award based on achieving total return targets during the cumulative four-year period 2014-2017. In the event the minimum defined target is not achieved for an annual award, the shares allocated to be awarded for such year are added to the shares that may be received if the four-year target is achieved. All restricted stock unit awards under the 2014 LTEIP vest in four equal annual installments beginning from the date of award. Up to 99,150 restricted stock units would be granted for each of the four years assuming achievement was met and up to 99,150 restricted stock units would be granted for the cumulative four-year period assuming achievement was met. Compensation expense is recognized based on the shares expected to be awarded based on the target level that is expected to be achieved. Net compensation expense of $2.5 million and $2.1 million related to the 2014 LTEIP was recognized during the three months ended March 31, 2016 and 2015, respectively.

In connection with the 2014 LTEIP, targets for 2015 were achieved at the highest threshold total return level. As such, 99,150 restricted stock units were granted during the three months ended March 31, 2016 at a weighted average grant date fair value of $83.59.

Included in the Company’s consolidated statements of income for the three months ended March 31, 2016 and 2015, was $131,000 and $128,000, respectively, in net compensation expense related to stock options. Excluding the 2014 LTEIP amortization of $2.5 million and $2.1 million,  respectively, net compensation expense of $122,000 and $107,000 related to restricted stock units was recognized during the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, there was $332,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 2.8 years. As of March 31, 2016, there was $19.6 million (includes $18.0 million from the 2014 LTEIP) of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 4.2 years.

Cash received from 16,823 stock options exercised during the three months ended March 31, 2016 was $900,000. Cash received from 15,500 stock options exercised during the three months ended March 31, 2015 was $785,000. The aggregate intrinsic value of the stock options exercised was $723,000 and $439,000 during the three months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016,  43,689 restricted stock units vested (40,689 related to the 2014 LTEIP); in settlement of these units, 25,604 shares were issued (23,966 related to the 2014 LTEIP), net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the three months ended March 31, 2016 was $3.6 million ($3.4 million related to the 2014 LTEIP).

In April, 2015, the shareholders of the Company approved the issuance of up to 130,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 8,000 shares issued upon retirement. The Company recognizes compensation expense over the requisite service period. As a result, included in the Company’s consolidated statements of income was $83,000 and $78,000 in compensation expense for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and 2015, there was $1.1 million and $1.5 million, respectively, of unamortized compensation expense related to these shares. No shares were issued during the three months ended March 31, 2016 and 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including but not limited to: (a) changes in general economic and business conditions; (b) decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases; (c) tenant defaults; (d) the effect of the recent credit and financial market conditions; (e) our failure to maintain our status as a real estate investment trust (“REIT”); (f) the economic health of our tenants; (g) increases in operating costs; (h) casualties to our properties not covered by insurance; (i) the availability and cost of capital; (j) increases in interest rates and its effect on our stock price; and (k) other factors discussed under the heading “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.

Overview

As of March 31, 2016, the Company owned and operated 28.0 million rentable square feet of multi-tenant flex, industrial and office properties concentrated primarily in six states. All operating metrics discussed in this section as of and for the three months ended March 31, 2016 and 2015 exclude sold assets. Management believes excluding the results of such assets provides the most relevant perspective on the ongoing operations of the Company. Please refer to “Part I, Item 1. Financial Statements” included in this Quarterly Report on Form 10-Q for financial metrics that include results from sold assets.

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

During the first three months of 2016, the Company executed leases comprising 1.8 million square feet of space including 1.3 million square feet of renewals of existing leases and 532,000 square feet of new leases. Overall, the change in rental rates for the Company continued to improve. See further discussion of operating results below.

Critical Accounting Policies and Estimates: Our accounting policies are described in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q. We believe our most critical accounting policies relate to revenue recognition, property acquisitions, allowance for doubtful accounts, impairment of long-lived assets, depreciation, accruals of operating expenses and accruals for contingencies, each of which are more fully described in “Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2015.

Effect of Economic Conditions on the Company’s Operations: During the first three months of 2016, most markets continued to reflect favorable conditions allowing for improving occupancy and rental rates.  With the exception of the Virginia and Maryland markets, new rental rates for the Company improved over expiring rental rates on executed leases as economic conditions remained healthy.  The Virginia and Maryland markets continue to experience soft market conditions as evidenced by continued pressure on rental rates. In these markets, rental rates on new and renewed leases declined 5.8% and 7.6%, respectively, over expiring rents for the three months ended March 31, 2016. Given lease expirations of 1.8 million square feet in Virginia and 592,000 square feet in Maryland through December 31, 2017, the Company may continue to experience a decrease in rental income in these markets.

Tenant Credit Risk: The Company historically has experienced a low level of write-offs of uncollectable rents, but there is inherent uncertainty in a tenant’s ability to continue paying rent and meet its full lease obligation. The table below summarizes the impact to the Company from tenants’ inability to pay rent or continue to meet their lease obligations (in thousands):

	For The Three Months
	Ended March 31,
	2016	2015
Write-offs of uncollectible rent	$142	$191
Write-offs as a percentage of rental income	0.1%	0.2%
Square footage of leases terminated prior to their scheduled expiration
due to business failures/bankruptcies	100	179
Accelerated depreciation and amortization related to unamortized tenant improvements
and lease commissions associated with early terminations	$71	$163

As of April 25, 2016, the Company had 53,000 square feet of leased space occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, tenants contact us, requesting early termination of their lease, reductions in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.

Company Performance and Effect of Economic Conditions on Primary Markets: During the three months ended March 31, 2016, initial rental rates on new and renewed leases within the Company’s total portfolio increased 4.4% over expiring rents, consistent with the year ended December 31, 2015. The Company’s Same Park (defined below) occupancy rate at March 31, 2016 was 94.1%, compared to 92.1% at March 31, 2015. The Company’s operations are substantially concentrated in eight regions. Each of the eight regions in which the Company owns assets is subject to its own unique market influences. See “Supplemental Property Data and Trends” below for more information on regional operating data.

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

As of March 31, 2016, the blended occupancy rate of the five assets acquired in 2014,  which comprise the Non-Same Park portfolio (defined below), was 94.7% compared to a blended occupancy rate of 46.7% at the time of acquisition. As of March 31, 2016, the Company had 36,000 square feet of vacant space spread over these acquisitions, which we believe provides the Company with opportunity to generate additional rental income through improving rental rates. The table below contains the assets acquired in 2014 (dollars and square feet in thousands):

				Square	Occupancy at	Occupancy at
Property	Date Acquired	Location	Purchase Price	Feet	Acquisition	March 31, 2016
Charcot Business Park II	December, 2014	San Jose, California	$16,000	119	96.7%	98.7%
McNeil 1	November, 2014	Austin, Texas	10,550	246	53.3%	90.0%
Springlake Business
Center II	August, 2014	Dallas, Texas	5,148	145	35.4%	93.3%
Arapaho Business Park 9	July, 2014	Dallas, Texas	1,134	19	100.0%	100.0%
MICC—Center 23	July, 2014	Miami, Florida	12,725	149	0.0%	100.0%
Total			$45,557	678	46.7%	94.7%

During the first quarter of 2015, the Company sold Milwaukie Business Park located in Milwaukie, Oregon, aggregating 102,000 square feet for net proceeds of $10.6 million, which resulted in a gain of $7.6 million. Additionally, as part of an eminent domain process, the Company sold five buildings, aggregating 82,000 square feet, at the Company’s Overlake Business Park located in Redmond, Washington, for $13.9 million, which resulted in a gain of $4.8 million.

In 2013, the Company entered into a joint venture, in which it will maintain 95.0% economic interest, known as Amherst JV LLC, (the “Joint Venture”) with an unrelated real estate development company for the purpose of developing a 395-unit multi-family building on a five-acre site, to be known as Highgate, within its Westpark Business Park in Tysons, Virginia. The Company contributed the site, along with capitalized improvements, to the Joint Venture on October 5, 2015. Subsequent to the contribution date, demolition, site preparation and construction commenced and is expected to be completed in late 2017. The Company’s investment in unconsolidated joint venture was $30.7 million and $26.7 million at March 31, 2016 and December 31, 2015, respectively. For the three months ended March 31, 2016, the Company capitalized costs of $3.9 million related to this development, of which $394,000 were capitalized interest costs. For the three months ended March 31, 2015, the Company capitalized costs of $1.2 million related to this development, of which $260,000 were capitalized interest costs.

Scheduled Lease Expirations: In addition to the 1.7 million square feet, or 5.9%, of vacancy in our total portfolio as of March 31, 2016,  1,423 leases, representing 4.2 million square feet, or 16.1%, of the leased square footage of our total portfolio are scheduled to expire during the remainder of 2016. Our ability to re-lease available space will depend upon market conditions in the specific submarkets in which our properties are located. As a result, we cannot predict with certainty the rate at which expiring leases will be re-leased.

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

Net Operating Income: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income (defined as “NOI” for purposes of the following tables), are summarized for the three months ended March 31, 2016 and 2015.  NOI is  a non-GAAP financial measure. The Company uses NOI and its components as a measurement of the performance of its commercial real estate. Management believes that these financial measures provide them, as well as the investor, the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company. Depreciation and amortization have been excluded from NOI as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. As part of the tables below, we have reconciled total NOI to net income, which we consider the most directly comparable financial measure calculated in accordance with GAAP.

In order to provide a meaningful period-to-period comparison, the tables below exclude amortization of the Senior Management Long-Term Equity Incentive Plan (“2014 LTEIP”) in cost of operations (for field leadership) and general and administrative expenses (for executive management).

Concentration of Portfolio by Region: The table below reflects the Company’s square footage based on regional concentration as of March 31, 2016.  As part of the table below, we have reconciled total NOI to net income (in thousands):

		Percent of	NOI
	Square	Square	For The Three Months	Percent
Region	Footage	Footage	Ended March 31, 2016	of Total NOI
California
Northern California	7,245	26.0%	$15,818	24.4%
Southern California	3,988	14.2%	10,063	15.5%
Texas
Northern Texas	3,125	11.2%	4,972	7.7%
Southern Texas	1,963	7.0%	4,713	7.3%
Virginia	4,040	14.4%	12,694	19.6%
Florida	3,866	13.8%	6,713	10.3%
Maryland	2,352	8.4%	7,133	11.0%
Washington	1,390	5.0%	2,709	4.2%
Total	27,969	100.0%	$64,815	100.0%

Reconciliation of NOI to net income
Total NOI			$64,815
Other income and (expenses):
NOI from sold assets			—
2014 LTEIP amortization:
Cost of operations			(864)
General and administrative			(1,604)
Facility management fees			128
Interest and other income			267
Interest and other expenses			(3,190)
Depreciation and amortization			(25,041)
General and administrative			(2,031)
Net income			$32,480

Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of March 31, 2016.  The Company analyzes this concentration to minimize significant industry exposure risk.

Percent of
Annualized
Industry	Rental Income
Business services	17.7%
Computer hardware, software and related services	10.8%
Warehouse, distribution, transportation and logistics	10.4%
Government	9.2%
Health services	9.5%
Retail, food, and automotive	7.4%
Engineering and construction	6.8%
Insurance and financial services	4.2%
Home furnishings	3.1%
Electronics	3.0%
Aerospace/defense products and services	2.7%
Communications	2.1%
Educational services	1.8%
Other	11.3%
Total	100.0%

The information below depicts the Company’s top 10 customers by annualized rental income as of March 31, 2016 (in thousands):

			Percent of
		Annualized	Annualized
Tenants	Square Footage	Rental Income (1)	Rental Income
US Government	789	$19,156	4.9%
Kaiser Permanente	199	4,992	1.3%
Lockheed Martin Corporation	168	4,343	1.1%
Keeco, L.L.C.	460	3,409	0.9%
Luminex Corporation	185	3,253	0.8%
MAXIMUS, Inc.	102	2,018	0.5%
KZ Kitchen Cabinet & Stone	181	1,792	0.5%
Investorplace Media, LLC	46	1,752	0.4%
Inova Health Care Services	63	1,714	0.4%
Raytheon	78	1,676	0.4%
Total	2,271	$44,105	11.2%

____________

(1)	For leases expiring prior to March 31, 2017, annualized rental income represents income to be received under existing leases from April 1, 2016 through the date of expiration.

Comparative Analysis of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

Results of Operations: In order to evaluate the performance of the Company’s portfolio over comparable periods, management analyzes the operating performance of properties owned and operated throughout both periods (herein referred to as “Same Park”). The Same Park portfolio includes all operating properties  acquired prior to January 1, 2014.   Operating properties acquired subsequently are referred to as “Non-Same Park.” For the three months ended March 31, 2016 and 2015, the Same Park facilities constitute 27.3 million rentable square feet, representing 97.5% of the 28.0 million square feet in the Company’s total portfolio as of March 31, 2016.

The following table presents the operating results of the Company’s properties for the three months ended March 31, 2016 and 2015 in addition to other income and expenses items affecting net income (in thousands, except per square foot data):

	For The Three Months
	Ended March 31,
	2016	2015	Change
Rental income:
Same Park (27.3 million rentable square feet)	$94,097	$89,766	4.8%
Non-Same Park (0.7 million rentable square feet)	1,748	1,161	50.6%
Total rental income	95,845	90,927	5.4%
Cost of operations:
Same Park	30,490	29,875	2.1%
Non-Same Park	540	527	2.5%
Total cost of operations	31,030	30,402	2.1%
Net operating income
Same Park	63,607	59,891	6.2%
Non-Same Park	1,208	634	90.5%
Total net operating income	64,815	60,525	7.1%
Other income and (expenses):
NOI from sold assets (1)	—	776	(100.0%)
2014 LTEIP amortization:
Cost of operations	(864)	(732)	18.0%
General and administrative	(1,604)	(1,358)	18.1%
Facility management fees	128	147	(12.9%)
Other income and expenses	(2,923)	(3,216)	(9.1%)
Depreciation and amortization	(25,041)	(26,233)	(4.5%)
General and administrative	(2,031)	(2,041)	(0.5%)
Gain on sale of real estate facilities	—	12,487	(100.0%)
Net income	$32,480	$40,355	(19.5%)

Same Park gross margin (2)	67.6%	66.7%	1.3%
Same Park weighted average occupancy	94.1%	92.1%	2.2%
Non-Same Park weighted average occupancy	95.0%	69.2%	37.3%
Same Park annualized realized rent per square foot (3)	$14.66	$14.28	2.7%

____________

(1)

The Company sold one business park located in Milwaukie, Oregon, and five buildings located in Redmond, Washington, in February, 2015.  These assets generated rental income of $1.4 million for the three months ended March 31, 2015.  Cost of operations for the sold assets was $612,000 for the three months ended March 31, 2015.

(2)	Computed by dividing Same Park NOI by Same Park rental income.
(3)	Represents the annualized Same Park rental income earned per occupied square foot.

Supplemental Property Data and Trends: NOI is summarized for the three months ended March 31, 2016 and 2015 by region below. See above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following tables summarize the Same Park and Non-Same Park operating results by region for the three months ended March 31, 2016 and 2015. In addition, the tables reflect the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2014, and the impact of such is included in Non-Same Park facilities in the tables below. As part of the table below, we have reconciled total NOI to net income (in thousands):

Three Months Ended March 31, 2016 and 2015:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	March 31,	March 31,	Increase	March 31,	March 31,	Increase	March 31,	March 31,	Increase
Region	2016	2015	(Decrease)	2016	2015	(Decrease)	2016	2015	(Decrease)

Same Park
Northern California	$20,783	$18,773	10.7%	$5,329	$5,401	(1.3%)	$15,454	$13,372	15.6%
Southern California	14,618	14,327	2.0%	4,555	4,697	(3.0%)	10,063	9,630	4.5%
Northern Texas	7,464	7,370	1.3%	2,758	2,543	8.5%	4,706	4,827	(2.5%)
Southern Texas	6,669	5,073	31.5%	2,169	1,834	18.3%	4,500	3,239	38.9%
Virginia	20,091	20,208	(0.6%)	7,397	7,289	1.5%	12,694	12,919	(1.7%)
Florida	8,936	8,157	9.6%	2,588	2,505	3.3%	6,348	5,652	12.3%
Maryland	11,775	12,304	(4.3%)	4,642	4,659	(0.4%)	7,133	7,645	(6.7%)
Washington	3,761	3,554	5.8%	1,052	947	11.1%	2,709	2,607	3.9%
Total Same Park	94,097	89,766	4.8%	30,490	29,875	2.1%	63,607	59,891	6.2%
Non-Same Park
Northern California	498	457	9.0%	134	137	(2.2%)	364	320	13.8%
Northern Texas	409	235	74.0%	143	122	17.2%	266	113	135.4%
Southern Texas	386	220	75.5%	173	150	15.3%	213	70	204.3%
Florida	455	249	82.7%	90	118	(23.7%)	365	131	(178.6%)
Total Non-Same Park	1,748	1,161	50.6%	540	527	2.5%	1,208	634	90.5%
Total	$95,845	$90,927	5.4%	$31,030	$30,402	2.1%	$64,815	$60,525	7.1%

Reconciliation of NOI to net income
Total NOI							$64,815	$60,525	7.1%
Other income and (expenses):
NOI from sold assets							—	776	(100.0%)
2014 LTEIP amortization:
Cost of operations							(864)	(732)	18.0%
General and administrative							(1,604)	(1,358)	18.1%
Facility management fees							128	147	(12.9%)
Other income and expenses							(2,923)	(3,216)	(9.1%)
Depreciation and amortization							(25,041)	(26,233)	(4.5%)
General and administrative							(2,031)	(2,041)	(0.5%)
Gain on sale of real estate facilities							—	12,487	(100.0%)
Net income							$32,480	$40,355	(19.5%)

The following table summarizes Same Park weighted average occupancy rates and annualized realized rent per square foot by region for the three months ended March 31, 2016 and 2015.

Three Months Ended March 31, 2016 and 2015:

				Annualized Realized
	Weighted Average Occupancy Rates			Rent Per Square Foot
Region	2016	2015	Change	2016	2015	Change

Northern California	96.6%	95.3%	1.4%	$12.09	$11.06	9.3%
Southern California	94.3%	92.7%	1.7%	$15.55	$15.51	0.3%
Northern Texas	89.0%	88.7%	0.3%	$11.32	$11.21	1.0%
Southern Texas	96.7%	92.7%	4.3%	$16.06	$12.75	26.0%
Virginia	93.1%	90.7%	2.6%	$21.35	$22.06	(3.2%)
Florida	94.9%	90.9%	4.4%	$10.14	$9.65	5.1%
Maryland	88.4%	88.5%	(0.1%)	$22.64	$23.63	(4.2%)
Washington	98.2%	94.1%	4.4%	$11.03	$10.87	1.5%
Total Same Park	94.1%	92.1%	2.2%	$14.66	$14.28	2.7%

Rental Income: Rental income increased $4.9 million from $90.9 million for the three months ended March 31, 2015 to $95.8 million for the three months ended March 31, 2016 as a result of an increase in Same Park rental income of $4.3 million, or 4.8%, due to an increase in occupancy and executed rental rates combined with a $587,000 increase from Non-Same Park facilities. Including the sold assets, rental income was $92.3 million for the three months ended March 31, 2015.

Facility Management Fees: Facility management fees, derived from Public Storage (“PS”), account for a small portion of the Company’s revenues. During the three months ended March 31, 2016,  $128,000 of revenue was recognized from facility management fees compared to $147,000 for the same period in 2015.  The decrease resulted from a reduction in total square footage managed on behalf of PS.

Cost of Operations: Cost of operations increased $628,000,  or 2.1%,  from $30.4 million for the three months ended March 31, 2015 to $31.0 million for the three months ended March 31, 2016 comprised of an increase in the Same Park portfolio of $615,000, or 2.1%, and an increase in the Non-Same Park facilities of $13,000, or 2.5%. The three month increase in Same Park cost of operations was a result of increases in repairs and maintenance costs and higher utility costs. Including the 2014 LTEIP amortization and sold assets, cost of operations was $31.9 million for the three months ended March 31, 2016 compared to $31.7 million for the three months ended March 31, 2015.

Depreciation and Amortization Expense: Depreciation and amortization expense was $25.0 million for the three months ended March 31, 2016 compared to $26.2 million for the same period in 2015. The three month decrease in depreciation and amortization expense was due to the disposition of assets.

General and Administrative Expenses:  For the three months ended March 31, 2016, general and administrative expenses decreased $10,000, or 0.5%,  over the same period in 2015. Including the 2014 LTEIP amortization, for the three months ended March 31, 2016, general and administrative expense increased $236,000, or 6.9%, over the same period in 2015.

Gain on Sale of Real Estate Facilities: The Company recorded a combined net gain of $12.5 million for the three months ended March 31, 2015 related to the sales noted on page 21.

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $3.9 million and $5.4 million of allocated income to common unit holders for the three months ended March 31, 2016 and 2015, respectively. This decrease  was primarily the result of the gain on sale of real estate facilities of $12.5 million recognized in the three months ended March 31, 2015.

Liquidity and Capital Resources

Cash and cash equivalents increased $6.3 million from $188.9 million at December 31, 2015 to $195.3 million at March 31, 2016 for the reasons noted below.

Net cash provided by operating activities for the three months ended March 31, 2016 and 2015 was $55.5 million and $54.3 million, respectively. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital expenditures, debt service requirements and distributions to shareholders for the foreseeable future.

Net cash used in investing activities was $10.4 million for the three months ended March 31, 2016 compared to net cash provided by investing activities of $12.7 million for the three months ended March 31, 2015. The change was primarily due to net proceeds of $24.5 million received from assets sold in Redmond, Washington, and Milwaukie, Oregon, partially offset by a decrease in cash paid related to capital improvements.

Net cash used in financing activities was $38.7 million and $31.5 million for the three months ended March 31, 2016 and 2015, respectively.  The increase was mainly due to an increase in quarterly distributions paid to common shareholders of $8.6 million (from $0.50 per share to $0.75 per share commencing the first quarter of 2016), partially offset by a decrease in quarterly distributions paid to preferred shareholders of $1.3 million due to the redemption of the Company’s 6.875% Cumulative Preferred Stock, Series R.

The Company has an outstanding mortgage note payable of $250.0 million. Subsequent to March 31, 2016, the Company gave notice to the lender that it will repay the mortgage in full as of June 1, 2016, without prepayment penalty, using cash on hand and borrowings on its Credit Facility (defined below). See Notes 6 and 7 to the consolidated financial statements for a summary of the Company’s outstanding borrowings as of March 31, 2016.

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires May 1, 2019. The rate of interest charged on borrowings is based on the London Interbank Offered Rate (“LIBOR”) plus 0.875% to LIBOR plus 1.70% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.875%. In addition, the Company is required to pay an annual facility fee ranging from 0.125% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). The Company had no balance outstanding on the Credit Facility at March 31, 2016 and December 31, 2015. The Company had $712,000 and $769,000 of unamortized commitment fees as of March 31, 2016 and December 31, 2015, respectively. The Credit Facility requires the Company to meet certain covenants, all of which the Company was in compliance March 31, 2016. Interest on outstanding borrowings is payable monthly.

The Company’s preferred equity outstanding decreased from 22.0% of its market capitalization at December 31, 2015 to 19.9% at March 31, 2016 primarily due to an increase in stock price from $87.43 at December 31, 2015 to $100.51 at March 31, 2016. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding debt and (3) the total number of common shares and common units outstanding at March 31, 2016 multiplied by the closing price of the stock on that date. The interest rate for the mortgage note is 5.45% per annum. The Company had 21.7% of its properties, in terms of net book value, encumbered at March 31, 2016.

The Company focuses on retaining cash for reinvestment, as we believe this provides us the greatest level of financial flexibility. As operating fundamentals improve, additional increases in distributions to the Company’s common shareholders may be required. The Company will continue to monitor its taxable income and the corresponding dividend requirements. During the three months ended March 31, 2016, the Company increased its quarterly dividend from $0.60 per common share to $0.75 per common share, increasing quarterly distributions by $5.2 million per quarter.

Repurchase of Common Stock: No shares of common stock were repurchased under the board approved common stock repurchase program during the three months ended March 31, 2016 or the year ended December 31, 2015.

Capital Expenditures: The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the three months ended March 31, 2016 and 2015, the Company expended $6.3 million and $9.5 million, respectively, in recurring capital expenditures, or $0.23 and $0.34 per weighted average square foot owned, respectively. Tenant improvement amounts exclude those amounts reimbursed by the tenants. Nonrecurring capital improvements include property renovations and expenditures related to repositioning acquisitions. The following table depicts capital expenditures (in thousands):

	For The Three Months
	Ended March 31,
	2016	2015
Recurring capital expenditures
Capital improvements	$1,154	$1,117
Tenant improvements	3,319	6,800
Lease commissions	1,821	1,568
Total recurring capital expenditures	6,294	9,485
Nonrecurring capital improvements	205	1,087
Total capital expenditures	$6,499	$10,572

Capital expenditures on a per square foot owned basis are as follows:

	For The Three Months
	Ended March 31,
	2016	2015
Recurring capital expenditures
Capital improvements	$0.04	$0.04
Tenant improvements	0.12	0.24
Lease commissions	0.07	0.06
Total recurring capital expenditures	0.23	0.34
Nonrecurring capital improvements	0.01	0.04
Total capital expenditures	$0.24	$0.38

The decrease in recurring capital expenditures of $3.2 million, or 33.6%, was primarily due to lower tenant improvement costs and continued efforts to reduce capital expenditures.

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

The Company’s funding strategy has been to primarily use permanent capital, including common and preferred stock, along with internally generated retained cash flows to meet its liquidity needs. In addition, the Company may sell properties that no longer meet its investment criteria. From time to time, the Company may use its Credit Facility or other forms of debt to facilitate real estate acquisitions or other capital allocations. The Company targets a minimum ratio of FFO to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest while preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the three months ended March 31, 2016, the FFO to fixed charges and preferred distributions coverage ratio was 3.5 to 1.0, excluding the charge for the issuance costs related to the redemption of preferred equity.

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

FFO for the Company is computed as follows (in thousands, except per share data):

	For The Three Months
	Ended March 31,
	2016	2015
Net income allocable to common shareholders	$14,569	$19,771
Gain on sale of real estate facilities	—	(12,487)
Depreciation and amortization	25,041	26,233
Net income allocable to noncontrolling interests—common units	3,936	5,364
Net income allocable to restricted stock unit holders	142	98
FFO allocable to common and dilutive shares	43,688	38,979
FFO allocated to noncontrolling interests—common units	(9,233)	(8,281)
FFO allocated to restricted stock unit holders	(276)	(175)
FFO allocated to common shares	$34,179	$30,523

Weighted average common shares outstanding	27,043	26,925
Weighted average common Operating Partnership units outstanding	7,305	7,305
Weighted average restricted stock units outstanding	223	89
Weighted average common share equivalents outstanding	79	99
Total common and dilutive shares	34,650	34,418

Net income per common share—diluted	$0.54	$0.73
Gain on sale of real estate facilities (1)	—	(0.36)
Depreciation and amortization (1)	0.72	0.76
FFO per common and dilutive shares (1)	$1.26	$1.13

_________________

(1)	Per share amounts are computed using additional dilutive shares related to noncontrolling interests and restricted stock units.

FFO allocable to common and dilutive shares increased $4.7 million for the three months ended March 31, 2016 compared to the same period in 2015. The increase in FFO was due to an increase in NOI and savings from preferred distributions relating to the redemption of preferred equity partially offset by the impact of assets sold.

Related Party Transactions: Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 42.1% (or 14.5 million shares) of the outstanding shares of the Company’s common stock at March 31, 2016. As of March 31, 2016, PS owned 26.4% of the Operating Partnership (100.0% of the common units not owned by the Company). Ronald L. Havner, Jr., the Company’s chairman, is also the Chairman of the Board, Chief Executive Officer and President of PS. Gary E. Pruitt, an independent director of the Company is also a trustee of PS.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space. The administrative services include investor relations, legal, corporate tax and information systems, which were allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $123,000 and $117,000 for the three months ended March 31, 2016 and 2015, respectively. In addition, the Company provides property management services for properties owned by PS for a management fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under a  management contract with PS totaled $128,000 and $147,000 for the three months ended March 31, 2016 and 2015, respectively. PS also provides property management services for the self-storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contract with PS totaled $21,000 and $19,000 for the three months ended March 31, 2016 and 2015, respectively.

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

Contractual Obligations: The Company is scheduled to pay cash dividends of $55.3 million per year on its preferred equity outstanding as of March 31, 2016. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. As a result, the Company’s debt as a percentage of total equity (based on book values) was 13.5% as of March 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2016, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not subject to any material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

During the three months ended March 31, 2016, there were no shares of the Company’s common stock repurchased. As of March 31, 2016, 1,614,721 shares remain available for purchase under the program.

See Note 10 to the consolidated financial statements for additional information on repurchases of equity securities.

ITEM 6. EXHIBITS

Exhibits

Exhibit 10.1*	Form of 2012 Plan Restricted Share Unit Agreement. Filed herewith.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 101.INS	XBRL Instance Document. Filed herewith.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

*Denotes management compensatory plan agreement or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 29, 2016

PS BUSINESS PARKS, INC.

BY:/s/ Edward A. Stokx
Edward A. Stokx
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits

Exhibit 10.1*	Form of 2012 Plan Restricted Share Unit Agreement. Filed herewith.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 101.INS	XBRL Instance Document. Filed herewith.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

*Denotes management compensatory plan agreement or arrangement