Form 10-Q
period 2016-06-30
PS BUSINESS PARKS INC/CA
filed 2016-07-29
CIK 866368

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

Yes ☐ No ☒

As of July 25, 2016, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 27,084,500.

Table of Contents

PS BUSINESS PARKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Cash and cash equivalents	$3,702	$188,912

Real estate facilities, at cost:
Land	793,569	793,569
Buildings and improvements	2,225,062	2,215,515
	3,018,631	3,009,084
Accumulated depreciation	(1,126,239)	(1,082,603)
	1,892,392	1,926,481
Land held for future development	6,081	6,081
	1,898,473	1,932,562
Investment in and advances to unconsolidated joint venture	39,976	26,736
Rent receivable, net	2,303	2,234
Deferred rent receivable, net	29,544	28,327
Other assets	8,084	7,887

Total assets	$1,982,082	$2,186,658

LIABILITIES AND EQUITY

Accrued and other liabilities	$74,335	$76,059
Credit facility	54,000	—
Mortgage note payable	—	250,000
Total liabilities	128,335	326,059
Commitments and contingencies
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
36,800 shares issued and outstanding at
June 30, 2016 and December 31, 2015	920,000	920,000
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,084,500 and 27,034,073 shares issued and outstanding at
June 30, 2016 and December 31, 2015, respectively	270	269
Paid-in capital	726,944	722,009
Cumulative net income	1,433,645	1,375,421
Cumulative distributions	(1,425,466)	(1,357,203)
Total PS Business Parks, Inc.’s shareholders’ equity	1,655,393	1,660,496
Noncontrolling interests:
Common units	198,354	200,103
Total noncontrolling interests	198,354	200,103
Total equity	1,853,747	1,860,599
Total liabilities and equity	$1,982,082	$2,186,658

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$96,087	$92,948	$191,932	$185,263
Facility management fees	131	133	259	280
Total operating revenues	96,218	93,081	192,191	185,543
Expenses:
Cost of operations	29,750	30,057	61,644	61,803
Depreciation and amortization	25,214	27,025	50,255	53,258
General and administrative	5,377	3,497	9,012	6,896
Total operating expenses	60,341	60,579	120,911	121,957
Other income and (expense):
Interest and other income	208	145	475	252
Interest and other expense	(2,162)	(3,338)	(5,352)	(6,661)
Total other income and (expense)	(1,954)	(3,193)	(4,877)	(6,409)
Gain on sale of real estate facilities	—	—	—	12,487
Net income	$33,923	$29,309	$66,403	$69,664

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests—common units	$4,243	$3,016	$8,179	$8,379
Total net income allocable to noncontrolling interests	4,243	3,016	8,179	8,379
Net income allocable to PS Business Parks, Inc.:
Preferred shareholders	13,832	15,122	27,665	30,244
Restricted stock unit holders	117	42	259	140
Common shareholders	15,731	11,129	30,300	30,901
Total net income allocable to PS Business Parks, Inc.	29,680	26,293	58,224	61,285
Net income	$33,923	$29,309	$66,403	$69,664

Net income per common share:
Basic	$0.58	$0.41	$1.12	$1.15
Diluted	$0.58	$0.41	$1.12	$1.14

Weighted average common shares outstanding:
Basic	27,082	26,956	27,063	26,941
Diluted	27,172	27,033	27,149	27,027

Dividends declared per common share	$0.75	$0.50	$1.50	$1.00

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Unaudited, in thousands, except share data)

								Total PS
								Business Parks,
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity	Interests	Equity
Balances at December 31, 2015	36,800	$920,000	27,034,073	$269	$722,009	$1,375,421	$(1,357,203)	$1,660,496	$200,103	$1,860,599
Exercise of stock options	—	—	16,823	1	899	—	—	900	—	900
Stock compensation, net	—	—	33,604	—	5,066	—	—	5,066	—	5,066
Net income	—	—	—	—	—	58,224	—	58,224	8,179	66,403
Distributions:
Preferred stock	—	—	—	—	—	—	(27,665)	(27,665)	—	(27,665)
Common stock	—	—	—	—	—	—	(40,598)	(40,598)	—	(40,598)
Noncontrolling interests	—	—	—	—	—	—	—	—	(10,958)	(10,958)
Adjustment to noncontrolling interests
in underlying operating partnership	—	—	—	—	(1,030)	—	—	(1,030)	1,030	—
Balances at June 30, 2016	36,800	$920,000	27,084,500	$270	$726,944	$1,433,645	$(1,425,466)	$1,655,393	$198,354	$1,853,747

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For The Six Months
	Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$66,403	$69,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	50,255	53,258
In-place lease adjustment	(331)	(663)
Tenant improvement reimbursements, net of lease incentives	(846)	(940)
Gain on sale of real estate facilities	—	(12,487)
Stock compensation	7,083	5,037
Increase in receivables and other assets	(1,867)	(2,954)
Increase (decrease) in accrued and other liabilities	(3,883)	530
Total adjustments	50,411	41,781
Net cash provided by operating activities	116,814	111,445
Cash flows from investing activities:
Capital expenditures to real estate facilities	(14,463)	(23,865)
Capital expenditures to land held for development	—	(1,846)
Investments in and advances to unconsolidated joint venture	(13,240)	—
Proceeds from sale of real estate facilities	—	24,490
Net cash used in investing activities	(27,703)	(1,221)
Cash flows from financing activities:
Borrowings on credit facility	64,000	—
Repayment of borrowings on credit facility	(10,000)	—
Repayment of mortgage note payable	(250,000)	—
Proceeds from the exercise of stock options	900	2,000
Distributions paid to preferred shareholders	(27,665)	(30,244)
Distributions paid to noncontrolling interests	(10,958)	(7,305)
Distributions paid to common shareholders	(40,598)	(26,948)
Net cash used in financing activities	(274,321)	(62,497)
Net (decrease) increase in cash and cash equivalents	(185,210)	47,727
Cash and cash equivalents at the beginning of the period	188,912	152,467
Cash and cash equivalents at the end of the period	$3,702	$200,194

Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests—common units	$1,030	$1,055
Paid-in capital	$(1,030)	$(1,055)

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

1. Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of June 30, 2016, PSB owned 77.9% of the common partnership units (the “common partnership units”) of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units are owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and its subsidiaries, including the Operating Partnership, are collectively referred to as the “Company.” Assuming issuance of the Company’s common stock upon redemption of its common partnership units, PS would own 42.1% (or 14.5 million shares) of the outstanding shares of the Company’s common stock.

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office and industrial space. As of June 30, 2016, the Company owned and operated 28.0 million rentable square feet of commercial space in six states. The Company also manages 737,000 rentable square feet on behalf of PS.

References to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company consolidates all variable interest entities (each a “VIE”) for which it is the primary beneficiary. Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A limited partnership may be considered a VIE if the limited partners do not participate in operating decisions. Under this criteria, the Operating Partnership is considered a VIE. The Company’s significant asset is its investment in the Operating Partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Company’s debt is an obligation of the Operating Partnership.

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

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 at June 30, 2016 and December 31, 2015. Deferred rent receivable is net of an allowance for uncollectible accounts totaling $881,000 and $909,000 at June 30, 2016 and December 31, 2015, respectively.

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

Real estate facilities

Real estate facilities are recorded at cost. Costs related to the renovation or improvement of the properties are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Expenditures that are expected to benefit a period greater than two years and exceed $2,000 are capitalized and depreciated over their estimated useful life. Buildings and improvements are depreciated using the straight-line method over their estimated useful lives, which generally range from five to 30 years. Transaction costs, which include tenant improvements and lease commissions, of $1,000 or more for leases with terms greater than one year are capitalized and depreciated over their estimated useful lives. Transaction costs less than $1,000 or for leases of one year or less are expensed as incurred.

Land held for future development

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

As of June 30, 2016, the value of in-place leases resulted in net intangible assets of $1.4 million, net of $8.9 million of accumulated amortization with a weighted average amortization period of 9.0 years, and net intangible liabilities of $1.2 million, net of $9.6 million of accumulated amortization with a weighted average amortization period of 5.9 years. As of December 31, 2015, the value of in-place leases resulted in net intangible assets of $1.7 million, net of $8.6 million of accumulated amortization and net intangible liabilities of $1.8 million, net of $9.0 million of accumulated amortization.

The Company recorded net increases in rental income of $138,000 and $352,000 for the three months ended June 30, 2016 and 2015, respectively, and $331,000 and $663,000 for the six months ended June 30, 2016 and 2015, respectively, due to the amortization of net intangible liabilities resulting from the above-market and below-market lease values.

Evaluation of asset impairment

The Company evaluates its assets used in operations for impairment by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the estimated undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At June 30, 2016, the Company did not consider any assets to be impaired.

Stock compensation

All share-based payments to employees, including grants of employee stock options, are recognized as stock compensation in the Company’s income statement based on their grant date fair values. See Note 12.

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

The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of June 30, 2016, the Company did not recognize any tax benefit for uncertain tax positions.

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

Earnings per share has been calculated as follows (in thousands, except per share amounts):

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Net income allocable to common shareholders	$15,731	$11,129	$30,300	$30,901
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	27,082	26,956	27,063	26,941
Net effect of dilutive stock compensation—based on
treasury stock method using average market price	90	77	86	86
Diluted weighted average common shares outstanding	27,172	27,033	27,149	27,027
Net income per common share—Basic	$0.58	$0.41	$1.12	$1.15
Net income per common share—Diluted	$0.58	$0.41	$1.12	$1.14

Options to purchase 46,000 shares for the three months ended June 30, 2015 were not included in the computation of diluted net income per share because such options were considered anti-dilutive. No  options to purchase shares for the three months ended June 30, 2016 were included in the computation of diluted net income per share. Options to purchase 14,000 and 32,000 shares for the six months ended June 30, 2016 and 2015, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.

Segment reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2015 in order to conform to the 2016 presentation.

Recently issued accounting standards

In August, 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company anticipates no impact upon adoption of the new accounting guidance on its consolidated financial statements.

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

In February, 2015, the FASB issued new accounting guidance, which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. On January 1, 2016, the Company adopted this guidance and as the Operating Partnership is already consolidated in the balance sheets of the Company, the identification of this entity as a VIE has no impact on the consolidated financial statements of the Company. Additionally, the Company’s accounting for its investment in its joint venture was not impacted by the adoption of this guidance.

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

3. Real estate facilities

The activity in real estate facilities for the six months ended June 30, 2016 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2015	$793,569	$2,215,515	$(1,082,603)	$1,926,481
Capital expenditures, net	—	16,166	—	16,166
Disposals	—	(6,619)	6,619	—
Depreciation and amortization	—	—	(50,255)	(50,255)
Balances at June 30, 2016	$793,569	$2,225,062	$(1,126,239)	$1,892,392

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

During the first six months of 2015, the Company sold Milwaukie Business Park located in Milwaukie, Oregon, aggregating 102,000 square feet for net proceeds of $10.6 million, which resulted in a gain of $7.6 million. Additionally, as part of an eminent domain process, the Company sold five buildings, aggregating 82,000 square feet, at the Company’s Overlake Business Park located in Redmond, Washington, for $13.9 million, which resulted in a gain of $4.8 million.

4.  Investment in and advances to unconsolidated joint venture

In 2013, the Company entered into a joint venture known as Amherst JV LLC (the “Joint Venture”), in which it has a 95.0% economic interest, with an unrelated real estate development company for the purpose of developing a 395-unit multi-family building on a five-acre site within its Westpark Business Park in Tysons, Virginia. The Company contributed the site, along with capitalized improvements, to the Joint Venture on October 5, 2015. Demolition, site preparation and construction commenced in October, 2015. The Company’s partner in the Joint Venture serves as the managing member, with mutual consent from both the Company and the managing member required for all significant decisions. As such, the Company accounts for its investment in the Joint Venture using the equity method.

Along with the equity capital the Company has committed to the Joint Venture, the Company has also agreed to provide the Joint Venture with a construction loan in the amount of $75.0 million. The Joint Venture will pay interest under the construction loan at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The loan will mature on April 5, 2019. The Company has reflected the aggregate value of the contributed site, equity contributions, capitalized interest and loan advances to date as investment in and advances to unconsolidated joint venture. The Company’s investment in and advances to unconsolidated joint venture was  $40.0 million and $26.7 million as of June 30, 2016 and December 31, 2015, respectively. For the six months ended June 30, 2016, the Company made cash contributions of $5.7 million to the Joint Venture and capitalized $739,000 of interest on its investment in the Joint Venture. In addition to the cash contributions and capitalized interest, the Company made loan advances to the Joint Venture of $6.8 million during the first six months of 2016. For the six months ended June 30, 2015, the Company capitalized costs of $1.8 million related to this development, of which $531,000 related to capitalized interest. The Company made no loan advances to the Joint Venture in 2015.

5. Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues, excluding recovery of operating expenses under these leases, are as follows as of June 30, 2016 (in thousands):

2016	$141,496
2017	235,243
2018	173,908
2019	115,465
2020	74,145
Thereafter	136,234
Total	$876,491

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $20.5 million and $19.9 million for the three months ended June 30, 2016 and 2015, respectively, and $41.3 million and $40.0 million for the six months ended June 30, 2016 and 2015, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 3.1% of total leased square footage are subject to termination options, of which 1.4% of total leased square footage have termination options exercisable through December 31, 2016. In general, these leases provide for termination payments should the termination options be exercised. The future minimum rental revenues in the above table assume such options are not exercised.

6. Bank loans

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires May 1, 2019. The rate of interest charged on borrowings is based on the LIBOR plus 0.875% to LIBOR plus 1.70% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.875%. In addition, the Company is required to pay an annual facility fee ranging from 0.125% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). As of June 30, 2016, the Company had $54.0 million outstanding on the Credit Facility at an interest rate of 1.33%.  Subsequent to June 30, 2016, the Company repaid $10.0 million on the Credit Facility reducing the outstanding balance to $44.0 million. The Company had no balance outstanding on the Credit Facility at December 31, 2015. The Company had $654,000 and $769,000 of unamortized commitment fees as of June 30, 2016 and December 31, 2015, respectively. The Credit Facility requires the Company to meet certain covenants, all of which the Company was in compliance with as of June 30, 2016. Interest on outstanding borrowings is payable monthly.

7. Mortgage note payable

On June 1, 2016, the Company repaid in full the $250.0 million mortgage note which had a fixed interest rate of 5.45%.

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

At June 30, 2016, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. Combined with PS’s existing common stock ownership, on a fully converted basis, PS has a combined ownership of 42.1% (or 14.5 million shares) of the Company’s common equity.

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

The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under this contract were $131,000 and $133,000 for the three months ended June 30, 2016 and 2015, respectively, and $259,000 and $280,000 for the six months ended June 30, 2016 and 2015, respectively.

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

Either the Company or PS can cancel the property management contract upon 60 days’ notice. Management fee expenses under the contract were $21,000 and  $19,000 for the three months ended June 30, 2016 and 2015, respectively, and $42,000 and $38,000 for the six months ended June 30, 2016 and 2015, respectively.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space, which are allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $123,000 and  $117,000 for the three months ended June 30, 2016 and 2015, respectively,  and $247,000 and $235,000 for the six months ended June 30, 2016 and 2015, respectively.

The Company had net amounts due to PS of $106,000 at June 30, 2016 and due from PS of $57,000 at December 31, 2015, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

10. Shareholders’ equity

Preferred stock

As of June 30, 2016 and December 31, 2015, the Company had the following series of preferred stock outstanding:

		Earliest Potential	Dividend	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)
Series S	January, 2012	January, 2017	6.450%	9,200	$230,000
Series T	May, 2012	May, 2017	6.000%	14,000	350,000
Series U	September, 2012	September, 2017	5.750%	9,200	230,000
Series V	March, 2013	March, 2018	5.700%	4,400	110,000
Total				36,800	$920,000

The Company paid $13.8 million and $15.1 million in distributions to its preferred shareholders for the three months ended June 30, 2016 and 2015, respectively, and $27.7 million and $30.2 million in distributions to its preferred shareholders for the six months ended June 30, 2016 and 2015, respectively.

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At June 30, 2016, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. The Company had $29.3 million of deferred costs in connection with the issuance of preferred stock as of June 30, 2016 and December 31, 2015,  which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock

No shares of common stock were repurchased under the board-approved common stock repurchase program during either of the six months ended June 30, 2016 and 2015.

The Company paid $20.3 million ($0.75 per common share) and $13.5 million ($0.50 per common share) in distributions to its common shareholders for the three months ended June 30, 2016 and 2015, respectively, and $40.6 million ($1.50 per common share) and $26.9 million ($1.00 per common share) in distributions to its common shareholders for the six months ended June 30, 2016 and 2015, respectively.

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

The weighted average grant date fair value of options granted during the  six months ended June 30, 2016 and 2015 was $8.41 per share and $8.49 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the  six months ended June 30, 2016 and 2015, respectively: a dividend yield of 3.1% and 2.5%; expected volatility of 15.2% and 16.1%; expected life of five years; and risk-free interest rates of 1.4% for both years.

The weighted average grant date fair value of restricted stock units granted during the six months ended June 30, 2016 and 2015 was $83.59 and $83.47, respectively. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant.

At June 30, 2016, there was a combined total of 1.2 million options and restricted stock units authorized to be granted.

Information with respect to outstanding options and nonvested restricted stock units granted under the 2003 Plan and 2012 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2015	258,674	$60.76
Granted	14,000	$96.89
Exercised	(16,823)	$53.48
Forfeited	—	$—
Outstanding at June 30, 2016	255,851	$63.22	4.63 Years	$10,967
Exercisable at June 30, 2016	202,557	$58.42	3.73 Years	$9,653

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2015	78,652	$78.44
Granted	99,150	$83.59
Vested	(43,689)	$81.99
Forfeited	(3,890)	$74.72
Nonvested at June 30, 2016	130,223	$81.28

Effective March, 2014, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2014-2017 (“2014 LTEIP”), with certain employees of the Company. Under the 2014 LTEIP, the Company established three levels of targeted restricted stock unit awards for certain employees, which would be earned only if the Company achieved one of three defined targets during 2014 to 2017. Under the 2014 LTEIP there is an annual award following the end of each of the four years in the program, with the award subject to and based on the achievement of total return targets during the previous year, as well as an award based on achieving total return targets during the cumulative four-year period 2014-2017. In the event the minimum defined target is not achieved for an annual award, the restricted stock units allocated to be awarded for such year are added to the restricted stock units that may be received if the four-year target is achieved. All restricted stock unit awards under the 2014 LTEIP vest in four equal annual installments beginning from the date of award. Up to 99,150 restricted stock units would be awarded for each of the four years assuming achievement was met and up to 92,900 restricted stock units would be awarded for the cumulative four-year period assuming achievement was met. Compensation expense is recognized based on the restricted stock units expected to be awarded based on the target level that is expected to be achieved. Net compensation expense of $4.1 million and $2.4 million related to the 2014 LTEIP was recognized during the three months ended June 30, 2016 and 2015, respectively, and $6.6 million and $4.5 million for the six months ended June 30, 2016 and 2015, respectively.  Included in the 2016 amounts, the Company recorded a net non-cash stock compensation charge of $2.0 million during the second quarter of 2016 related to a change in senior management and the future issuance of restricted stock units  our former Chief Executive Officer will receive under the Company’s 2014 LTEIP.

In connection with the 2014 LTEIP, targets for 2015 were achieved at the highest threshold total return level. As such, 99,150 restricted stock units were granted during the six months ended June 30, 2016 at a weighted average grant date fair value of $83.59.

Included in the Company’s consolidated statements of income for the three months ended June 30, 2016 and 2015, was $46,000 and $49,000, respectively, in net compensation expense related to stock options. Net compensation expense of $178,000 and $177,000 related to stock options was recognized during the six months ended June 30, 2016 and 2015, respectively. Excluding the 2014 LTEIP amortization of $4.1 million and $2.4 million,  respectively, net compensation expense of $63,000 and $84,000 related to restricted stock units was recognized during the three months ended June 30, 2016 and 2015, respectively. Excluding the 2014 LTEIP amortization of $6.6 million and $4.5 million, respectively, net compensation expense of $185,000 and $192,000 related to restricted stock units was recognized during the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, there was $403,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 3.3 years. As of June 30, 2016, there was $14.9 million (includes $13.7 million from the 2014 LTEIP) of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 3.9 years.

Cash received from 16,823 stock options exercised during the six months ended June 30, 2016 was $900,000. Cash received from 39,500 stock options exercised during the six months ended June 30, 2015 was $2.0 million. The aggregate intrinsic value of the stock options exercised was $723,000 and $1.0 million during the six months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016,  43,689 restricted stock units vested (40,689 related to the 2014 LTEIP); in settlement of these units, 25,604 shares were issued (23,966 related to the 2014 LTEIP), net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the six months ended June 30, 2016 was $4.2 million ($4.0 million related to the 2014 LTEIP). During the six months ended June 30, 2015, 21,184 restricted stock units vested (16,634 related to the 2014 LTEIP); in settlement of these units, 13,224 shares were issued (10,495 related to the 2014 LTEIP), net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the six months ended June 30, 2015 was $1.7 million ($1.3 million related to the 2014 LTEIP).

In April, 2015, the shareholders of the Company approved the issuance of up to 130,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 8,000 shares issued upon retirement. The Company recognizes compensation expense over the requisite service period. As a result, included in the Company’s consolidated statements of income was $85,000 and $79,000 in compensation expense for the three months ended June 30, 2016 and 2015, respectively, and $169,000 and $158,000 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and 2015, there was $1.1 million and $1.4 million, respectively, of unamortized compensation expense related to these shares. In April, 2016, the Company issued 8,000 shares to a director upon retirement with an aggregate fair value of $775,000.  No shares were issued during the six months ended June 30, 2015.

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

Overview

As of June 30, 2016, the Company owned and operated 28.0 million rentable square feet of multi-tenant flex, industrial and office properties concentrated primarily in six states. All operating metrics discussed in this section as of and for the three and six months ended June 30, 2016 and 2015 exclude sold assets. Management believes excluding the results of such assets provides the most relevant perspective on the ongoing operations of the Company. Please refer to “Part I, Item 1. Financial Statements” included in this Quarterly Report on Form 10-Q for financial metrics that include results from sold assets.

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

During the first six months of 2016, the Company executed leases comprising 3.6 million square feet of space including 2.5 million square feet of renewals of existing leases and 1.1 million square feet of new leases. Overall, the change in rental rates for the Company continued to improve. See further discussion of operating results below.

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

Effect of Economic Conditions on the Company’s Operations: During the first six months of 2016, most markets continued to reflect favorable conditions allowing for stable and improving occupancy as well as increasing rental rates. With the exception of the Virginia and Maryland markets, new rental rates for the Company improved over expiring rental rates on executed leases as economic conditions and tenant demand remained healthy. The Virginia and Maryland markets continue to experience soft market conditions as evidenced by continued pressure on occupancy and rental rates. In these markets, rental rates on executed leases declined 7.2% and 6.7%, respectively, over expiring rents for the six months ended June 30, 2016. Given lease expirations of 1.6 million square feet in Virginia and 512,000 square feet in Maryland through December 31, 2017, the Company may continue to experience a decrease in rental income in these markets.

Tenant Credit Risk: The Company historically has experienced a low level of write-offs of uncollectable rents, but there is inherent uncertainty in a tenant’s ability to continue paying rent and meet its full lease obligation. The table below summarizes the impact to the Company from tenants’ inability to pay rent or continue to meet their lease obligations (in thousands):

	For The Six Months
	Ended June 30,
	2016	2015
Write-offs of uncollectible rent	$356	$364
Write-offs as a percentage of rental income	0.2%	0.2%
Square footage of leases terminated prior to their scheduled expiration
due to business failures/bankruptcies	216	273
Accelerated depreciation and amortization related to unamortized tenant improvements
and lease commissions associated with early terminations	$361	$396

As of July 25, 2016, the Company had 14,000 square feet of leased space occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, tenants contact us, requesting early termination of their lease, reductions in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.

Company Performance and Effect of Economic Conditions on Primary Markets: During the six months ended June 30, 2016, initial rental rates on new and renewed leases within the Company’s total portfolio increased 4.8% over expiring rents, a slight improvement from the year ended December 31, 2015 in which initial rental rates on new and renewed leases increased 4.4%. The Company’s Same Park (defined below) occupancy rate at June 30, 2016 was 93.3%, compared to 93.7% at June 30, 2015. The Company’s operations are substantially concentrated in eight regions. Each of the eight regions in which the Company owns assets is subject to its own unique market influences. See “Supplemental Property Data and Trends” below for more information on regional operating data.

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

As of June 30, 2016, the blended occupancy rate of the five assets acquired in 2014, which comprise the 678,000 square feet of Non-Same Park portfolio (defined below), was 95.3% compared to a blended occupancy rate of 46.7% at the time of acquisition. The table below contains the assets acquired in 2014 (dollars and square feet in thousands):

				Square	Occupancy at	Occupancy at
Property	Date Acquired	Location	Purchase Price	Feet	Acquisition	June 30, 2016
Charcot Business Park II	December, 2014	San Jose, California	$16,000	119	96.7%	97.3%
McNeil 1	November, 2014	Austin, Texas	10,550	246	53.3%	90.2%
Springlake Business
Center II	August, 2014	Dallas, Texas	5,148	145	35.4%	96.8%
Arapaho Business Park 9	July, 2014	Dallas, Texas	1,134	19	100.0%	100.0%
MICC—Center 23	July, 2014	Miami, Florida	12,725	149	0.0%	100.0%
Total			$45,557	678	46.7%	95.3%

During the first six months of 2015, the Company sold Milwaukie Business Park located in Milwaukie, Oregon, aggregating 102,000 square feet for net proceeds of $10.6 million, which resulted in a gain of $7.6 million. Additionally, as part of an eminent domain process, the Company sold five buildings, aggregating 82,000 square feet, at the Company’s Overlake Business Park located in Redmond, Washington, for $13.9 million, which resulted in a gain of $4.8 million.

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

Along with the equity capital the Company has committed to the Joint Venture, the Company has also agreed to provide the Joint Venture with a construction loan in the amount of $75.0 million. The Joint Venture will pay interest under the construction loan at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The loan will mature on April 5, 2019. The Company’s investment in and advances to unconsolidated joint venture was $40.0 million and $26.7 million at June 30, 2016 and December 31, 2015, respectively. For the six months ended June 30, 2016, the Company made cash contributions of $5.7 million to the Joint Venture and capitalized $739,000 of interest on its investment in the Joint Venture. In addition to the cash contributions and capitalized interest, the Company made loan advances to the Joint Venture of $6.8 million during the first six months of 2016. For the six months ended June 30, 2015, the Company capitalized costs of $1.8 million related to this development, of which $531,000 were capitalized interest. The Company made no loan advances to the Joint Venture in 2015.

Scheduled Lease Expirations: In addition to the 1.8 million square feet, or 6.6%, of vacancy in our total portfolio as of June 30, 2016,  934 leases, representing 2.8 million square feet, or 10.6%, of the leased square footage of our total portfolio are scheduled to expire during the remainder of 2016. Our ability to re-lease available space will depend upon market conditions in the specific submarkets in which our properties are located. As a result, we cannot predict with certainty the rate at which expiring leases will be re-leased.

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

Net Operating Income: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income (defined as “NOI” for purposes of the following tables), are summarized for the three and six months ended June 30, 2016 and 2015.  NOI is a non-GAAP financial measure that is often used by investors to determine the performance and value of commercial real estate.  Depreciation and amortization have been excluded from NOI as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. As part of the tables below, we have reconciled total NOI to net income, which we consider the most directly comparable financial measure calculated in accordance with GAAP.

In order to provide a meaningful period-to-period comparison, for the purpose of computing NOI, the tables below exclude amortization of the Senior Management Long-Term Equity Incentive Plan (“2014 LTEIP”) in cost of operations (for field leadership) and general and administrative expenses (for executive management).

Concentration of Portfolio by Region: The table below reflects the Company’s square footage based on regional concentration as of June 30, 2016. As part of the table below, we have reconciled total NOI to net income (in thousands):

		Percent of	NOI
	Square	Square	For The Six Months	Percent
Region	Footage	Footage	Ended June 30, 2016	of Total NOI
California
Northern California	7,245	26.0%	$31,820	24.1%
Southern California	3,988	14.2%	20,417	15.5%
Texas
Northern Texas	3,125	11.2%	10,022	7.6%
Southern Texas	1,963	7.0%	9,115	6.9%
Virginia	4,040	14.4%	26,783	20.3%
Florida	3,866	13.8%	13,420	10.2%
Maryland	2,352	8.4%	14,908	11.3%
Washington	1,390	5.0%	5,458	4.1%
Total	27,969	100.0%	$131,943	100.0%

Reconciliation of NOI to net income
Total NOI			$131,943
Other income and (expenses):
2014 LTEIP amortization:
Cost of operations			(1,655)
General and administrative			(4,897)
Facility management fees			259
Interest and other income			475
Interest and other expenses			(5,352)
Depreciation and amortization			(50,255)
General and administrative			(4,115)
Net income			$66,403

Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of June 30, 2016.  The Company analyzes this concentration to minimize significant industry exposure risk.

Percent of
Annualized
Industry	Rental Income
Business services	17.9%
Computer hardware, software and related services	10.3%
Warehouse, distribution, transportation and logistics	10.2%
Health services	9.6%
Government	9.2%
Retail, food, and automotive	7.5%
Engineering and construction	6.8%
Insurance and financial services	4.4%
Electronics	3.1%
Home furnishings	3.0%
Aerospace/defense products and services	2.8%
Communications	2.2%
Educational services	1.8%
Other	11.2%
Total	100.0%

The information below depicts the Company’s top 10 customers by annualized rental income as of June 30, 2016 (in thousands):

			Percent of
		Annualized	Annualized
Tenants	Square Footage	Rental Income (1)	Rental Income
US Government	789	$17,626	4.6%
Kaiser Permanente	199	4,934	1.3%
Lockheed Martin Corporation	168	4,034	1.1%
Keeco, L.L.C.	460	3,434	0.9%
Luminex Corporation	185	3,309	0.9%
MAXIMUS, Inc.	102	2,031	0.5%
KZ Kitchen Cabinet & Stone	181	1,846	0.5%
Investorplace Media, LLC	46	1,764	0.5%
Inova Health Care Services	63	1,726	0.5%
Quanta Computer USA, Inc. & Quanta C	179	1,620	0.4%
Total	2,372	$42,324	11.2%

____________

(1)	For leases expiring prior to June 30, 2017, annualized rental income represents income to be received under existing leases from July 1, 2016 through the date of expiration.

Comparative Analysis of the Three and Six Months Ended June 30, 2016 to the Three and Six Months Ended June 30, 2015

Results of Operations: In order to evaluate the performance of the Company’s portfolio over comparable periods, management analyzes the operating performance of properties owned and operated throughout both periods (herein referred to as “Same Park”). The Same Park portfolio includes all operating properties acquired prior to January 1, 2014. Operating properties acquired subsequently are referred to as “Non-Same Park.” For the three and six months ended June 30, 2016 and 2015, the Same Park facilities constitute 27.3 million rentable square feet, representing 97.5% of the 28.0 million square feet in the Company’s total portfolio as of June 30, 2016.

The following table presents the operating results of the Company’s properties for the three and six months ended June 30, 2016 and 2015 in addition to other income and expenses items affecting net income (in thousands, except per square foot data):

	For The Three Months			For The Six Months
	Ended June 30,			Ended June 30,
	2016	2015	Change	2016	2015	Change
Rental income:
Same Park (27.3 million rentable square feet)	$94,484	$90,798	4.1%	$188,581	$180,564	4.4%
Non-Same Park (678,000 rentable square feet)	1,603	1,172	36.8%	3,351	2,333	43.6%
Total rental income	96,087	91,970	4.5%	191,932	182,897	4.9%
Cost of operations:
Same Park	28,467	28,323	0.5%	58,957	58,198	1.3%
Non-Same Park	492	528	(6.8%)	1,032	1,055	(2.2%)
Total cost of operations	28,959	28,851	0.4%	59,989	59,253	1.2%
Net operating income
Same Park	66,017	62,475	5.7%	129,624	122,366	5.9%
Non-Same Park	1,111	644	72.5%	2,319	1,278	81.5%
Total net operating income	67,128	63,119	6.4%	131,943	123,644	6.7%
Other income and (expenses):
NOI from sold assets (1)	—	551	(100.0%)	—	1,327	(100.0%)
2014 LTEIP amortization:
Cost of operations	(791)	(779)	1.5%	(1,655)	(1,511)	9.5%
General and administrative	(3,293)	(1,642)	100.5%	(4,897)	(3,000)	63.2%
Facility management fees	131	133	(1.5%)	259	280	(7.5%)
Other income and expenses	(1,954)	(3,193)	(38.8%)	(4,877)	(6,409)	(23.9%)
Depreciation and amortization	(25,214)	(27,025)	(6.7%)	(50,255)	(53,258)	(5.6%)
General and administrative	(2,084)	(1,855)	12.3%	(4,115)	(3,896)	5.6%
Gain on sale of real estate facilities	—	—	—	—	12,487	(100.0%)
Net income	$33,923	$29,309	15.7%	$66,403	$69,664	(4.7%)

Same Park gross margin (2)	69.9%	68.8%	1.6%	68.7%	67.8%	1.3%
Same Park weighted average occupancy	93.6%	92.7%	1.0%	93.8%	92.4%	1.5%
Non-Same Park weighted average occupancy	95.0%	70.8%	34.2%	95.0%	70.0%	35.7%
Same Park annualized realized rent per square foot (3)	$14.80	$14.36	3.1%	$14.73	$14.32	2.9%

____________

(1)

The Company sold one business park located in Milwaukie, Oregon, and five buildings located in Redmond, Washington, in February, 2015. These assets generated rental income of $978,000 and $2.4 million for the three and six months ended June 30, 2015, respectively. Cost of operations for the sold assets was $427,000 and $1.0 million for the three and six months ended June 30, 2015, respectively.

(2)	Computed by dividing Same Park NOI by Same Park rental income.
(3)	Represents the annualized Same Park rental income earned per occupied square foot.

Supplemental Property Data and Trends: NOI is summarized for the three and six months ended June 30, 2016 and 2015 by region below. See above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following tables summarize the Same Park and Non-Same Park operating results by region for the three and six months ended June 30, 2016 and 2015. In addition, the tables reflect the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2014, and the impact of such is included in Non-Same Park facilities in the tables below. As part of the tables below, we have reconciled total NOI to net income (in thousands):

Three Months Ended June 30, 2016 and 2015:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	June 30,	June 30,	Increase	June 30,	June 30,	Increase	June 30,	June 30,	Increase
Region	2016	2015	(Decrease)	2016	2015	(Decrease)	2016	2015	(Decrease)

Same Park
Northern California	$21,055	$19,155	9.9%	$5,454	$5,193	5.0%	$15,601	$13,962	11.7%
Southern California	14,999	14,813	1.3%	4,645	4,670	(0.5%)	10,354	10,143	2.1%
Northern Texas	7,472	7,095	5.3%	2,687	2,718	(1.1%)	4,785	4,377	9.3%
Southern Texas	6,314	5,192	21.6%	2,162	1,958	10.4%	4,152	3,234	28.4%
Virginia	20,145	20,369	(1.1%)	6,056	6,472	(6.4%)	14,089	13,897	1.4%
Florida	9,124	8,323	9.6%	2,612	2,448	6.7%	6,512	5,875	10.8%
Maryland	11,675	12,300	(5.1%)	3,900	3,950	(1.3%)	7,775	8,350	(6.9%)
Washington	3,700	3,551	4.2%	951	914	4.0%	2,749	2,637	4.2%
Total Same Park	94,484	90,798	4.1%	28,467	28,323	0.5%	66,017	62,475	5.7%
Non-Same Park
Northern California	525	451	16.4%	124	133	(6.8%)	401	318	26.1%
Northern Texas	392	218	79.8%	127	155	(18.1%)	265	63	320.6%
Southern Texas	404	176	129.5%	154	144	6.9%	250	32	681.3%
Florida	282	327	(13.8%)	87	96	(9.4%)	195	231	15.6%
Total Non-Same Park	1,603	1,172	36.8%	492	528	(6.8%)	1,111	644	72.5%
Total	$96,087	$91,970	4.5%	$28,959	$28,851	0.4%	$67,128	$63,119	6.4%

Reconciliation of NOI to net income
Total NOI							$67,128	$63,119	6.4%
Other income and (expenses):
NOI from sold assets							—	551	(100.0%)
2014 LTEIP amortization:
Cost of operations							(791)	(779)	1.5%
General and administrative							(3,293)	(1,642)	100.5%
Facility management fees							131	133	(1.5%)
Other income and expenses							(1,954)	(3,193)	(38.8%)
Depreciation and amortization							(25,214)	(27,025)	(6.7%)
General and administrative							(2,084)	(1,855)	12.3%
Net income							$33,923	$29,309	15.7%

Six Months Ended June 30, 2016 and 2015:

	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	June 30,	June 30,	Increase	June 30,	June 30,	Increase	June 30,	June 30,	Increase
Region	2016	2015	(Decrease)	2016	2015	(Decrease)	2016	2015	(Decrease)

Same Park
Northern California	$41,838	$37,928	10.3%	$10,783	$10,594	1.8%	$31,055	$27,334	13.6%
Southern California	29,617	29,140	1.6%	9,200	9,367	(1.8%)	20,417	19,773	3.3%
Northern Texas	14,936	14,465	3.3%	5,445	5,261	3.5%	9,491	9,204	3.1%
Southern Texas	12,983	10,265	26.5%	4,331	3,792	14.2%	8,652	6,473	33.7%
Virginia	40,236	40,577	(0.8%)	13,453	13,761	(2.2%)	26,783	26,816	(0.1%)
Florida	18,060	16,480	9.6%	5,200	4,953	5.0%	12,860	11,527	11.6%
Maryland	23,450	24,604	(4.7%)	8,542	8,609	(0.8%)	14,908	15,995	(6.8%)
Washington	7,461	7,105	5.0%	2,003	1,861	7.6%	5,458	5,244	4.1%
Total Same Park	188,581	180,564	4.4%	58,957	58,198	1.3%	129,624	122,366	5.9%
Non-Same Park
Northern California	1,023	908	12.7%	258	270	(4.4%)	765	638	19.9%
Northern Texas	801	453	76.8%	270	277	(2.5%)	531	176	201.7%
Southern Texas	790	396	99.5%	327	294	11.2%	463	102	353.9%
Florida	737	576	28.0%	177	214	(17.3%)	560	362	54.7%
Total Non-Same Park	3,351	2,333	43.6%	1,032	1,055	(2.2%)	2,319	1,278	81.5%
Total	$191,932	$182,897	4.9%	$59,989	$59,253	1.2%	$131,943	$123,644	6.7%

Reconciliation of NOI to net income
Total NOI							$131,943	$123,644	6.7%
Other income and (expenses):
NOI from sold assets							—	1,327	(100.0%)
LTEIP amortization:
Cost of operations							(1,655)	(1,511)	9.5%
General and administrative							(4,897)	(3,000)	63.2%
Facility management fees							259	280	(7.5%)
Other income and expenses							(4,877)	(6,409)	(23.9%)
Depreciation and amortization							(50,255)	(53,258)	(5.6%)
General and administrative							(4,115)	(3,896)	5.6%
Gain on sale of real estate facilities							—	12,487	(100.0%)
Net income							$66,403	$69,664	(4.7%)

The following tables summarize Same Park weighted average occupancy rates and annualized realized rent per square foot by region for the three and six months ended June 30, 2016 and 2015.

Three Months Ended June 30, 2016 and 2015:

				Annualized Realized
	Weighted Average Occupancy Rates			Rent Per Square Foot
Region	2016	2015	Change	2016	2015	Change

Northern California	96.3%	96.4%	(0.1%)	$12.27	$11.16	9.9%
Southern California	93.7%	93.3%	0.4%	$16.06	$15.94	0.8%
Northern Texas	89.3%	86.5%	3.2%	$11.29	$11.08	1.9%
Southern Texas	97.3%	91.5%	6.3%	$15.12	$13.22	14.4%
Virginia	92.8%	90.9%	2.1%	$21.49	$22.17	(3.1%)
Florida	92.6%	93.1%	(0.5%)	$10.60	$9.62	10.2%
Maryland	87.5%	89.4%	(2.1%)	$22.68	$23.41	(3.1%)
Washington	98.3%	96.1%	2.3%	$10.83	$10.63	1.9%
Total Same Park	93.6%	92.7%	1.0%	$14.80	$14.36	3.1%

Six Months Ended June 30, 2016 and 2015:

				Annualized Realized
	Weighted Average Occupancy Rates			Rent Per Square Foot
Region	2016	2015	Change	2016	2015	Change

Northern California	96.4%	95.8%	0.6%	$12.18	$11.11	9.6%
Southern California	94.0%	93.0%	1.1%	$15.81	$15.73	0.5%
Northern Texas	89.2%	87.6%	1.8%	$11.31	$11.15	1.4%
Southern Texas	97.0%	92.1%	5.3%	$15.59	$12.98	20.1%
Virginia	93.0%	90.8%	2.4%	$21.42	$22.11	(3.1%)
Florida	93.7%	92.0%	1.8%	$10.37	$9.64	7.6%
Maryland	88.0%	89.0%	(1.1%)	$22.66	$23.52	(3.7%)
Washington	98.2%	95.1%	3.3%	$10.93	$10.75	1.7%
Total Same Park	93.8%	92.4%	1.5%	$14.73	$14.32	2.9%

Rental Income:  Rental income increased $4.1 million from $92.0 million for the three months ended June 30, 2015 to $96.1 million for the three months ended June 30, 2016 as a result of an increase in Same Park rental income of $3.7 million, or 4.1%, combined with a $431,000, or 36.8%, increase from Non-Same Park facilities. Rental income increased $9.0 million from $182.9 million for the six months ended June 30, 2015 to $191.9 million for the six months ended June 30, 2016 as a result of an increase in Same Park rental income of $8.0 million, or 4.4%, combined with a $1.0 million, or 43.6%, increase from Non-Same Park facilities. The three and six month increases in Same Park rental income was due to an increase in occupancy and executed rental rates. Including the sold assets, rental income was $92.9 million and $185.3 million for the three and six months ended June 30, 2015, respectively.

Facility Management Fees: Facility management fees, derived from Public Storage (“PS”), account for a small portion of the Company’s revenues. During the three months ended June 30, 2016,  $131,000 of revenue was recognized from facility management fees compared to $133,000 for the same period in 2015. During the six months ended June 30, 2016,  $259,000 of revenue was recognized from facility management fees compared to $280,000 for the same period in 2015.  The decreases resulted from a reduction in total square footage managed on behalf of PS.

Cost of Operations: Cost of operations increased $108,000,  or 0.4%,  from $28.9 million for the three months ended June 30, 2015 to $29.0 million for the three months ended June 30, 2016 comprised of an increase in the Same Park portfolio of $144,000, or 0.5%, partially offset by a decrease in the Non-Same Park facilities of $36,000, or 6.8%. Cost of operations increased $736,000, or 1.2%, from $59.3 million for the six months ended June 30, 2015 to $60.0 million for the six months ended June 30, 2016 as a result of an increase in the Same Park portfolio of $759,000, or 1.3%, partially offset by a decrease in the Non-Same Park facilities of $23,000, or 2.2%. The three month increase in Same Park cost of operations was a result of higher repairs and maintenance costs. The six month increase was a result of higher repairs and maintenance costs and property taxes partially offset by a decrease in compensation costs.  Including the 2014 LTEIP amortization and sold assets, cost of operations was $29.8 million and $61.6 million for the three and six months ended June 30, 2016, respectively, compared to $30.1 million and $61.8 million for the three and six months ended June 30, 2015, respectively.

Depreciation and Amortization Expense: Depreciation and amortization expense was $25.2 million for the three months ended June 30, 2016 compared to $27.0 million for the same period in 2015. Depreciation and amortization expense was $50.3 million for the six months ended June 30, 2016 compared to $53.3 million for the same period in 2015.  The three and six month decreases in depreciation and amortization expense was due to the disposition of assets.

General and Administrative Expenses: For the three and six months ended June 30, 2016, general and administrative expenses increased $229,000, or 12.3%, and $219,000, or 5.6%, respectively, over the same periods in 2015 due to acquisition and development costs. Including the 2014 LTEIP amortization, for the three and six months ended June 30, 2016, general and administrative expense increased $1.9 million, or 53.8%, and $2.1 million, or 30.7%, respectively, over the same periods in 2015.  The Company recorded a net non-cash stock compensation charge of $2.0 million during the second quarter of 2016 related to a change in senior management and the future issuances of restricted stock units our former Chief Executive Officer will receive under the Company’s 2014 LTEIP.

Gain on Sale of Real Estate Facilities: The Company recorded a combined net gain of $12.5 million for the six months ended June 30, 2015 related to the sales noted on page 22.

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in PS Business Parks, L.P. (the “Operating Partnership”) that are not owned by the Company. Net income allocable to noncontrolling interests was $4.2 million and $3.0 million of allocated income to common unit holders for the three months ended June 30, 2016 and 2015, respectively. The three month increase was primarily the result of an increase in total NOI of $4.0 million. Net income allocable to noncontrolling interests was $8.2 million and $8.4 million of allocated income to common unit holders for the six months ended June 30, 2016 and 2015, respectively. The six month decrease was primarily the result of the gain on sale of real estate facilities of $12.5 million recognized for the six months ended June 30, 2015 partially offset by an increase in overall NOI.

Liquidity and Capital Resources

Cash and cash equivalents decreased $185.2 million from $188.9 million at December 31, 2015 to $3.7 million at June 30, 2016 for the reasons noted below.

Net cash provided by operating activities for the six months ended June 30, 2016 and 2015 was $116.8 million and $111.4 million, respectively. The increase of $5.4 million in net cash provided by operating activities was primarily due to an increase in NOI. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital expenditures, debt service requirements and distributions to shareholders for the foreseeable future.

Net cash used in investing activities was $27.7 million and $1.2 million for the six months ended June 30, 2016 and 2015, respectively. The change was primarily due to net proceeds of $24.5 million received from assets sold in 2015 combined with a $13.2 million increase in cash investment in the Joint Venture. This change was partially offset by a decrease in cash paid related to capital improvements.

Net cash used in financing activities was $274.3 million and $62.5 million for the six months ended June 30, 2016 and 2015, respectively.  The change was primarily due to repayment of mortgage note payable of $250.0 million in 2016 using cash on hand and borrowings from the Credit Facility (defined below) of $54.0 million. This change was also impacted by an increase in quarterly distributions paid to common shareholders of $17.3 million (from $0.50 per share to $0.75 per share commencing the first quarter of 2016).

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires May 1, 2019. The rate of interest charged on borrowings is based on the LIBOR plus 0.875% to LIBOR plus 1.70% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.875%. In addition, the Company is required to pay an annual facility fee ranging from 0.125% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). As of June 30, 2016, the Company had $54.0 million outstanding on the Credit Facility at an interest rate of 1.33%. Subsequent to June 30, 2016, the Company repaid $10.0 million on the Credit Facility reducing the outstanding balance to $44.0 million. The Company had no balance outstanding on the Credit Facility at December 31, 2015. The Company had $654,000 and $769,000 of unamortized commitment fees as of June 30, 2016 and December 31, 2015, respectively. The Credit Facility requires the Company to meet certain covenants, all of which the Company was in compliance as of June 30, 2016. Interest on outstanding borrowings is payable monthly.

The Company’s preferred equity outstanding decreased from 22.0% of its market capitalization at December 31, 2015 to 19.9% at June 30, 2016 primarily due to an increase in stock price from $87.43 at December 31, 2015 to $106.08 at June 30, 2016. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding debt and (3) the total number of common shares and common units outstanding at June 30, 2016 multiplied by the closing price of the stock on that date.

The Company focuses on retaining cash for reinvestment, as we believe this provides us the greatest level of financial flexibility. As operating fundamentals improve, additional increases in distributions to the Company’s common shareholders may be required. The Company will continue to monitor its taxable income and the corresponding dividend requirements. During the first quarter of 2016, the Company increased its quarterly dividend from $0.60 per common share to $0.75 per common share, increasing quarterly distributions by $5.2 million per quarter.

Repurchase of Common Stock: No shares of common stock were repurchased under the board-approved common stock repurchase program during the six months ended June 30, 2016 or the year ended December 31, 2015.

Capital Expenditures: The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the six months ended June 30, 2016 and 2015, the Company expended $14.1 million and $21.4 million, respectively, in recurring capital expenditures, or $0.51 and $0.76 per weighted average square foot owned, respectively. Tenant improvement amounts exclude those amounts reimbursed by the tenants. Nonrecurring capital improvements include property renovations and expenditures related to repositioning acquisitions. The following table depicts capital expenditures (in thousands):

	For The Six Months
	Ended June 30,
	2016	2015
Recurring capital expenditures
Capital improvements	$2,679	$3,881
Tenant improvements	7,850	13,225
Lease commissions	3,588	4,285
Total recurring capital expenditures	14,117	21,391
Nonrecurring capital improvements	346	2,474
Total capital expenditures	$14,463	$23,865

Capital expenditures on a per square foot owned basis are as follows:

	For The Six Months
	Ended June 30,
	2016	2015
Recurring capital expenditures
Capital improvements	$0.10	$0.14
Tenant improvements	0.28	0.47
Lease commissions	0.13	0.15
Total recurring capital expenditures	0.51	0.76
Nonrecurring capital improvements	0.01	0.09
Total capital expenditures	$0.52	$0.85

The decrease in recurring capital expenditures of $7.3 million, or 34.0%, was primarily due to lower tenant improvement costs and continued efforts to reduce capital expenditures.

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

The Company’s funding strategy has been to primarily use permanent capital, including common and preferred stock, along with internally generated retained cash flows to meet its liquidity needs. In addition, the Company may sell properties that no longer meet its investment criteria. From time to time, the Company may use its Credit Facility or other forms of debt to facilitate real estate acquisitions or other capital allocations. The Company targets a minimum ratio of FFO (as defined below) to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest while preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the six months ended June 30, 2016, the FFO to fixed charges and preferred distributions coverage ratio was 3.6 to 1.0.

Non-GAAP Supplemental Disclosure Measure: Funds from Operations: Management believes that Funds from Operations (“FFO”) and FFO, as adjusted are useful supplemental measures of the Company’s operating performance. The Company computes FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts. The White Paper defines FFO as net income, computed in accordance with GAAP, before depreciation, amortization, gains or losses on asset dispositions, net income allocable to noncontrolling interests —common units, net income allocable to restricted stock unit holders, impairment charges and nonrecurring items. Management believes that FFO provides a useful measure of the Company’s operating performance and when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income.

FFO and FFO, as adjusted should be analyzed in conjunction with net income. However, FFO and FFO, as adjusted should not be viewed as substitutes for net income as measures of operating performance or liquidity as they do not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially affect the Company’s results of operations.

Management believes FFO provides useful information to the investment community about the Company’s operating performance when compared to the performance of other real estate companies as FFO is generally recognized as the industry standard for reporting operations of REITs. Other REITs may use different methods for calculating FFO and/or FFO, as adjusted and, accordingly, our FFO and FFO, as adjusted may not be comparable to other real estate companies’ FFO and/or FFO, as adjusted.

FFO for the Company is computed as follows (in thousands, except per share data):

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Net income allocable to common shareholders	$15,731	$11,129	$30,300	$30,901
Gain on sale of real estate facilities	—	—	—	(12,487)
Depreciation and amortization	25,214	27,025	50,255	53,258
Net income allocable to noncontrolling interests—common units	4,243	3,016	8,179	8,379
Net income allocable to restricted stock unit holders	117	42	259	140
FFO allocable to common and dilutive shares	45,305	41,212	88,993	80,191
FFO allocated to noncontrolling interests—common units	(9,571)	(8,751)	(18,802)	(17,031)
FFO allocated to restricted stock unit holders	(252)	(169)	(535)	(347)
FFO allocated to common shares	$35,482	$32,292	$69,656	$62,813

Weighted average common shares outstanding	27,082	26,956	27,063	26,941
Weighted average common Operating Partnership units outstanding	7,305	7,305	7,305	7,305
Weighted average restricted stock units outstanding	245	110	253	114
Weighted average common share equivalents outstanding	90	77	86	86
Total common and dilutive shares	34,722	34,448	34,707	34,446

Net income per common share—diluted	$0.58	$0.41	$1.12	$1.14
Gain on sale of real estate facilities (1)	—	—	—	(0.36)
Depreciation and amortization (1)	0.72	0.79	1.44	1.55
FFO per common and dilutive shares (1)	$1.30	$1.20	$2.56	$2.33

_________________

(1)	Per share amounts are computed using additional dilutive shares related to noncontrolling interests and restricted stock units.

In order to provide meaningful period-to-period comparisons of FFO derived from the Company’s ongoing business operations, the table below reconciles reported FFO to FFO, as adjusted, which excludes a net non-cash stock compensation charge of $2.0 million during the second quarter of 2016 related to a change in senior management and the future issuances of restricted stock units  our former Chief Executive Officer will receive under the 2014 LTEIP.

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
FFO allocable to common and dilutive shares	$45,305	$41,212	$88,993	$80,191
LTEIP modification due to a change in senior management	2,018	—	2,018	—
FFO allocable to common and dilutive shares, as adjusted	$47,323	$41,212	$91,011	$80,191

FFO per common and dilutive shares	$1.30	$1.20	$2.56	$2.33
LTEIP modification due to a change in senior management	0.06	—	0.06	—
FFO per common and dilutive share, as adjusted	$1.36	$1.20	$2.62	$2.33

FFO allocable to common and dilutive shares, as adjusted, increased $6.1 million and $10.8 million for the three and six months ended June 30, 2016 compared to the same periods in 2015. The three and six month increases were due to an increase in NOI and savings from preferred distributions relating to the redemption of preferred equity and lower interest expense.

Related Party Transactions: Assuming issuance of the Company’s common stock upon redemption of its common partnership units, PS would own 42.1% (or 14.5 million shares) of the outstanding shares of the Company’s common stock at June 30, 2016. As of June 30, 2016, PS owned 26.4% of the Operating Partnership (100.0% of the common units not owned by the Company). Ronald L. Havner, Jr., the Company’s chairman, is also the Chairman of the Board, Chief Executive Officer of PS. Joseph D. Russell, Jr. is a director of the Company and also President of PS. Gary E. Pruitt, an independent director of the Company is also a trustee of PS.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space. The administrative services include investor relations, legal, corporate tax and information systems, which were allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $123,000 and $117,000 for the three months ended June 30, 2016 and 2015, respectively, and $247,000 and $235,000 for the six months ended June 30, 2016 and 2015, respectively. In addition, the Company provides property management services for properties owned by PS for a management fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under a management contract with PS totaled $131,000 and $133,000 for the three months ended June 30, 2016 and 2015, respectively, and $259,000 and $280,000 for the six months ended June 30, 2016 and 2015, respectively. PS also provides property management services for the self-storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contract with PS totaled $21,000 and $19,000 for the three months ended June 30, 2016 and 2015, respectively, and $42,000 and $38,000 for the six months ended June 30, 2016 and 2015, respectively.

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

Contractual Obligations: The Company is scheduled to pay cash dividends of $55.3 million per year on its preferred equity outstanding as of June 30, 2016. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. As a result, the Company’s debt as a percentage of total equity (based on book values) was 2.9% as of June 30, 2016.

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. See Notes 2, 6 and 7 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the terms, valuations and approximate principal maturities of the Company’s indebtedness, including the mortgage note payable and Credit Facility. Based on borrowing rates currently available to the Company, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2016, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended June 30, 2016, there were no shares of the Company’s common stock repurchased. As of June 30, 2016, 1,614,721 shares remain available for purchase under the program.

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

Dated: July 29, 2016

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