Form 10-Q
period 2016-09-30
PS BUSINESS PARKS INC/CA
filed 2016-10-28
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

Yes ☐ No ☒

As of October 24, 2016, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 27,120,001.

PS BUSINESS PARKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Cash and cash equivalents	$5,016	$188,912

Real estate facilities, at cost:
Land	799,207	793,569
Buildings and improvements	2,238,804	2,215,515
	3,038,011	3,009,084
Accumulated depreciation	(1,147,187)	(1,082,603)
	1,890,824	1,926,481
Land held for future development	6,081	6,081
	1,896,905	1,932,562
Investment in and advances to unconsolidated joint venture	55,536	26,736
Rent receivable, net	2,013	2,234
Deferred rent receivable, net	29,717	28,327
Other assets	10,597	7,887

Total assets	$1,999,784	$2,186,658

LIABILITIES AND EQUITY

Accrued and other liabilities	$83,093	$76,059
Credit facility	60,000	—
Mortgage note payable	—	250,000
Total liabilities	143,093	326,059
Commitments and contingencies
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
36,800 shares issued and outstanding at
September 30, 2016 and December 31, 2015	920,000	920,000
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,120,001 and 27,034,073 shares issued and outstanding at
September 30, 2016 and December 31, 2015, respectively	270	269
Paid-in capital	729,957	722,009
Cumulative net income	1,467,323	1,375,421
Cumulative distributions	(1,459,633)	(1,357,203)
Total PS Business Parks, Inc.’s shareholders’ equity	1,657,917	1,660,496
Noncontrolling interests:
Common units	198,774	200,103
Total noncontrolling interests	198,774	200,103
Total equity	1,856,691	1,860,599
Total liabilities and equity	$1,999,784	$2,186,658

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$97,340	$93,322	$289,272	$278,585
Facility management fees	130	130	389	410
Total operating revenues	97,470	93,452	289,661	278,995
Expenses:
Cost of operations	30,796	30,448	92,440	92,251
Depreciation and amortization	24,631	25,985	74,886	79,243
General and administrative	2,970	3,276	11,982	10,172
Total operating expenses	58,397	59,709	179,308	181,666
Other income and (expense):
Interest and other income	76	154	551	406
Interest and other expense	(155)	(3,368)	(5,507)	(10,029)
Total other income and (expense)	(79)	(3,214)	(4,956)	(9,623)
Gain on sale of real estate facilities	—	15,748	—	28,235
Net income	$38,994	$46,277	$105,397	$115,941

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests—common units	$5,315	$6,087	$13,495	$14,467
Total net income allocable to noncontrolling interests	5,315	6,087	13,495	14,467
Net income allocable to PS Business Parks, Inc.:
Preferred shareholders	13,833	17,609	41,498	47,853
Restricted stock unit holders	128	97	387	237
Common shareholders	19,718	22,484	50,017	53,384
Total net income allocable to PS Business Parks, Inc.	33,679	40,190	91,902	101,474
Net income	$38,994	$46,277	$105,397	$115,941

Net income per common share:
Basic	$0.73	$0.83	$1.85	$1.98
Diluted	$0.72	$0.83	$1.84	$1.97

Weighted average common shares outstanding:
Basic	27,103	26,985	27,076	26,956
Diluted	27,201	27,049	27,166	27,034

Dividends declared per common share	$0.75	$0.60	$2.25	$1.60

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited, in thousands, except share data)

								Total PS
								Business Parks,
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity	Interests	Equity
Balances at December 31, 2015	36,800	$920,000	27,034,073	$269	$722,009	$1,375,421	$(1,357,203)	$1,660,496	$200,103	$1,860,599
Exercise of stock options	—	—	49,882	1	2,955	—	—	2,956	—	2,956
Stock compensation, net	—	—	36,046	—	6,606	—	—	6,606	—	6,606
Net income	—	—	—	—	—	91,902	—	91,902	13,495	105,397
Distributions:
Preferred stock	—	—	—	—	—	—	(41,498)	(41,498)	—	(41,498)
Common stock	—	—	—	—	—	—	(60,932)	(60,932)	—	(60,932)
Noncontrolling interests	—	—	—	—	—	—	—	—	(16,437)	(16,437)
Adjustment to noncontrolling interests
in underlying operating partnership	—	—	—	—	(1,613)	—	—	(1,613)	1,613	—
Balances at September 30, 2016	36,800	$920,000	27,120,001	$270	$729,957	$1,467,323	$(1,459,633)	$1,657,917	$198,774	$1,856,691

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For The Nine Months
	Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$105,397	$115,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	74,886	79,243
In-place lease adjustment	(437)	(1,004)
Tenant improvement reimbursements, net of lease incentives	(1,253)	(1,418)
Gain on sale of real estate facilities	—	(28,236)
Stock compensation	8,933	6,949
Increase in receivables and other assets	(4,248)	(4,258)
Increase in accrued and other liabilities	4,395	11,398
Total adjustments	82,276	62,674
Net cash provided by operating activities	187,673	178,615
Cash flows from investing activities:
Capital expenditures to real estate facilities	(24,230)	(35,067)
Capital expenditures to land held for development	—	(2,809)
Investment in and advances to unconsolidated joint venture	(28,800)	—
Acquisition of real estate facilities	(12,628)	—
Proceeds from sale of real estate facilities	—	55,160
Net cash (used in) provided by investing activities	(65,658)	17,284
Cash flows from financing activities:
Borrowings on credit facility	116,000	—
Repayment of borrowings on credit facility	(56,000)	—
Repayment of mortgage note payable	(250,000)	—
Proceeds from the exercise of stock options	2,956	3,987
Distributions paid to preferred shareholders	(41,498)	(45,366)
Distributions paid to noncontrolling interests	(16,437)	(11,689)
Distributions paid to common shareholders	(60,932)	(43,156)
Net cash used in financing activities	(305,911)	(96,224)
Net (decrease) increase in cash and cash equivalents	(183,896)	99,675
Cash and cash equivalents at the beginning of the period	188,912	152,467
Cash and cash equivalents at the end of the period	$5,016	$252,142

Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests—common units	$1,613	$2,149
Paid-in capital	$(1,613)	$(2,149)
Non-cash distributions related to the redemption of preferred stock:
Paid-in capital	$—	$2,487
Cumulative distributions	$—	$(2,487)
Preferred stock called for redemption:
Preferred stock called for redemption and reclassified to liabilities	$—	$75,000
Preferred stock called for redemption and reclassified from equity	$—	$(75,000)

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

1. Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of September 30, 2016, PSB owned 77.9% of the common partnership units (the “common partnership units”) of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units are owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and its subsidiaries, including the Operating Partnership, are collectively referred to as the “Company.” Assuming issuance of the Company’s common stock upon redemption of its common partnership units, PS would own 42.0% (or 14.5 million shares) of the outstanding shares of the Company’s common stock.

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office and industrial space. As of September 30, 2016, the Company owned and operated 28.2 million rentable square feet of commercial space in six states. The Company also manages 737,000 rentable square feet on behalf of PS.

References to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 at September 30, 2016 and December 31, 2015. Deferred rent receivable is net of an allowance for uncollectible accounts totaling $919,000 and $909,000 at September 30, 2016 and December 31, 2015, respectively.

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

As of September 30, 2016, the value of in-place leases resulted in net intangible assets of $1.2 million, net of $9.0 million of accumulated amortization with a weighted average amortization period of 9.2 years, and net intangible liabilities of $990,000, net of $9.8 million of accumulated amortization with a weighted average amortization period of 6.3 years. As of December 31, 2015, the value of in-place leases resulted in net intangible assets of $1.7 million, net of $8.6 million of accumulated amortization and net intangible liabilities of $1.8 million, net of $9.0 million of accumulated amortization.

The Company recorded net increases in rental income of $106,000 and $341,000 for the three months ended September 30, 2016 and 2015, respectively, and $437,000 and $1.0 million for the nine months ended September 30, 2016 and 2015, respectively, due to the amortization of net intangible liabilities resulting from the above-market and below-market lease values.

Evaluation of asset impairment

The Company evaluates its assets used in operations for impairment by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the estimated undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At September 30, 2016, the Company did not consider any assets to be impaired.

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

The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of September 30, 2016, the Company did not recognize any tax benefit for uncertain tax positions.

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

Net income allocation

Net income was allocated as follows (in thousands):

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Net income allocable to noncontrolling interests:
Noncontrolling interests—common units	$5,315	$6,087	$13,495	$14,467
Total net income allocable to noncontrolling interests	5,315	6,087	13,495	14,467
Net income allocable to PS Business Parks, Inc.:
Preferred shareholders
Distributions to preferred shareholders	13,833	15,122	41,498	45,366
Non-cash distributions related to the redemption of
preferred stock	—	2,487	—	2,487
Total net income allocable to preferred shareholders	13,833	17,609	41,498	47,853
Restricted stock unit holders	128	97	387	237
Common shareholders	19,718	22,484	50,017	53,384
Total net income allocable to PS Business Parks, Inc.	33,679	40,190	91,902	101,474
Net income	$38,994	$46,277	$105,397	$115,941

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

Earnings per share has been calculated as follows (in thousands, except per share amounts):

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Net income allocable to common shareholders	$19,718	$22,484	$50,017	$53,384
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	27,103	26,985	27,076	26,956
Net effect of dilutive stock compensation—based on
treasury stock method using average market price	98	64	90	78
Diluted weighted average common shares outstanding	27,201	27,049	27,166	27,034
Net income per common share—Basic	$0.73	$0.83	$1.85	$1.98
Net income per common share—Diluted	$0.72	$0.83	$1.84	$1.97

No options were excluded from the computation of diluted net income per share for the three months ended September 30, 2016 as no options were considered anti-dilutive. Options to purchase 25,000 shares were excluded from the computation of diluted net income per share for the nine months ended September 30, 2016 as such options were considered anti-dilutive. Options to purchase 46,000 shares were excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2015 as such options were considered anti-dilutive.

Segment reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2015 in order to conform to the 2016 presentation.

Recently issued accounting standards

In May, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition. The new accounting guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. This guidance is currently effective for the Company’s fiscal year beginning January 1, 2018. Early adoption is permitted for the Company’s fiscal year beginning January 1, 2017. The amendment allows for full retrospective adoption applied to all periods presented or modified retrospective adoption with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements.

In August, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company anticipates no impact upon adoption of the new accounting guidance on its consolidated financial statements.

In February, 2015, the FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis, which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. On January 1, 2016, the Company adopted this guidance and as the Operating Partnership is already consolidated in the balance sheets of the Company, the identification of this entity as a VIE has no impact on the consolidated financial statements of the Company. Additionally, the Company’s accounting for its investment in its joint venture was not impacted by the adoption of this guidance.

In February, 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for lease accounting. The accounting applied by a lessor is largely unchanged under this guidance. However, the guidance requires lessees to recognize assets and liabilities for most leases on the balance sheet. This guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The guidance must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements.

In March, 2016, the FASB issued ASU 2016-09,  Improvements to Employee Share-Based Payment Accounting, to amend the accounting guidance for share-based payment accounting. The guidance is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods and early adoption is permitted. The Company is currently assessing the impact of the guidance on its consolidated financial statements.

3. Real estate facilities

The activity in real estate facilities for the nine months ended September 30, 2016 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2015	$793,569	$2,215,515	$(1,082,603)	$1,926,481
Acquisition of real estate facilities	5,638	7,637	—	13,275
Capital expenditures, net	—	25,954	—	25,954
Disposals	—	(10,302)	10,302	—
Depreciation and amortization	—	—	(74,886)	(74,886)
Balances at September 30, 2016	$799,207	$2,238,804	$(1,147,187)	$1,890,824

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

On September 28, 2016, the Company acquired two multi-tenant office buildings  aggregating 226,000 square feet  in Rockville, Maryland, for a purchase price of $13.3 million. The buildings are located within Shady Grove Executive Park, where the Company owns three other buildings comprised of 352,000 square feet.

The following table summarizes the assets acquired and liabilities assumed for the nine months ended September 30, 2016 (in thousands):

2016
Land	$5,638
Buildings and improvements	7,637
Below-market in-place lease value	(25)
Total purchase price	13,250
Net operating assets acquired and liabilities assumed	(622)
Total cash paid	$12,628

During the nine months ended September 30, 2015,  the Company completed the sale of assets in Tempe, Arizona, Sacramento, California, Milwaukie, Oregon and Redmond, Washington. The assets sold aggregated 574,000 square feet and generated net proceeds of $55.2 million, which resulted in an aggregate gain of $28.2 million.

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

Along with the equity capital the Company has committed to the Joint Venture, the Company has also agreed to provide the Joint Venture with a construction loan in the amount of $75.0 million. The Joint Venture will pay interest under the construction loan at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The loan will mature on April 5, 2019. The Company has reflected the aggregate value of the contributed site, its’ equity contributions, capitalized interest and loan advances to date as investment in and advances to unconsolidated joint venture. The aggregate amount of development costs are estimated to be $105.6 million (excluding unrealized land appreciation), of which the Company is committed to funding $75.0 million through a construction loan in addition to total equity and capital contributions of $28.5 million, which includes a land basis of $15.3 million, to the Joint Venture.

The Company’s investment in and advances to unconsolidated joint venture was $55.5 million and $26.7 million as of September 30, 2016 and December 31, 2015, respectively. For the nine months ended September 30, 2016, the Company made loan advances of $22.3 million, capital contributions of $5.7 million and capitalized $854,000 of interest. For the nine months ended September 30, 2015, the Company capitalized costs of $2.8 million related to this development, of which $813,000 was related to capitalized interest. The Company made no loan advances to the Joint Venture in 2015.

5. Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues, excluding recovery of operating expenses under these leases, are as follows as of September 30, 2016 (in thousands):

2016	$73,197
2017	257,375
2018	193,217
2019	130,527
2020	84,301
Thereafter	157,499
Total	$896,116

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $20.3 million and $19.5 million for the three months ended September 30, 2016 and 2015, respectively, and $61.6 million and $59.5 million for the nine months ended September 30, 2016 and 2015, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

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

6. Bank loans

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires May 1, 2019. The rate of interest charged on borrowings is based on the LIBOR plus 0.875% to LIBOR plus 1.70% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.875%. In addition, the Company is required to pay an annual facility fee ranging from 0.125% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). As of September 30, 2016, the Company had $60.0 million outstanding on the Credit Facility at an interest rate of 1.36%.  Subsequent to September 30, 2016, the Company repaid the outstanding balance in full. The Company had no balance outstanding on the Credit Facility at December 31, 2015. The Company had $596,000 and $769,000 of unamortized commitment fees as of September 30, 2016 and December 31, 2015, respectively, which is included in other assets in the accompanying consolidated balance sheets. The Credit Facility requires the Company to meet certain covenants, all of which the Company was in compliance with as of September 30, 2016. Interest on outstanding borrowings is payable monthly.

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

At September 30, 2016, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. Combined with PS’s existing common stock ownership, on a fully converted basis, PS has a combined ownership of 42.0% (or 14.5 million shares) of the Company’s common equity.

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

The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under this contract were $130,000 for the three months ended September 30, 2016 and 2015 and $389,000 and $410,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

Either the Company or PS can cancel the property management contract upon 60 days’ notice. Management fee expenses under the contract were $22,000 and $21,000 for the three months ended September 30, 2016 and 2015, respectively, and $64,000 and $59,000 for the nine months ended September 30, 2016 and 2015, respectively.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space, which are allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $123,000 and  $117,000 for the three months ended September 30, 2016 and 2015, respectively,  and $370,000 and $352,000 for the nine months ended September 30, 2016 and 2015, respectively.

The Company had net amounts due to PS of $131,000 at September 30, 2016 and due from PS of $57,000 at December 31, 2015, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

10. Shareholders’ equity

Preferred stock

As of September 30, 2016 and December 31, 2015, the Company had the following series of preferred stock outstanding:

		Earliest Potential	Dividend	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)
Series S	January, 2012	January, 2017	6.450%	9,200	$230,000
Series T	May, 2012	May, 2017	6.000%	14,000	350,000
Series U	September, 2012	September, 2017	5.750%	9,200	230,000
Series V	March, 2013	March, 2018	5.700%	4,400	110,000
Total				36,800	$920,000

On October 20, 2016, the Company issued $189.8 million or 7,590,000 depositary shares, each representing 1/1,000 of a share of the 5.20% Cumulative Preferred Stock, Series W, at $25.00 per depositary share.  The 5.20% Series W Cumulative Redeemable Preferred Units are non-callable for five years and have no mandatory redemption.

During the three months ended September 30, 2015, the Company called for the redemption of its 6.875% Cumulative Preferred Stock, Series R, at its par value of $75.0 million and subsequently completed the redemption on October 15, 2015. The Company reported the non-cash distributions of $2.5 million, representing the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the three and nine months ended September 30, 2015.

The Company recorded $13.8 million and $17.6 million in distributions to its preferred shareholders for the three months ended September 30, 2016 and 2015, respectively, and $41.5 million and $47.9 million in distributions to its preferred shareholders for the nine months ended September 30, 2016 and 2015, respectively.

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors until all events of default have been cured. At September 30, 2016, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. The Company had $29.3 million of deferred costs in connection with the issuance of preferred stock as of September 30, 2016 and December 31, 2015, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock

No shares of common stock were repurchased under the board-approved common stock repurchase program during either of the nine months ended September 30, 2016 and 2015.

The Company paid $20.3 million ($0.75 per common share) and $16.2 million ($0.60 per common share) in distributions to its common shareholders for the three months ended September 30, 2016 and 2015, respectively, and $60.9 million ($2.25 per common share) and $43.2 million ($1.60 per common share) in distributions to its common shareholders for the nine months ended September 30, 2016 and 2015, respectively.

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

The weighted average grant date fair value of options granted during the  nine months ended September 30, 2016 and 2015 was $9.05 per share and $8.49 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the  nine months ended September 30, 2016 and 2015, respectively: a dividend yield of 2.9% and 2.5%; expected volatility of 15.5% and 16.1%; expected life of five years; and risk-free interest rates of 1.1% and 1.4%.

The weighted average grant date fair value of restricted stock units granted during the nine months ended September 30, 2016 and 2015 was $87.45 and $82.78, respectively. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant.

At September 30, 2016, there was a combined total of 1.2 million options and restricted stock units authorized to be granted.

Information with respect to outstanding options and nonvested restricted stock units granted under the 2003 Plan and 2012 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2015	258,674	$60.76
Granted	39,000	$102.58
Exercised	(49,882)	$59.26
Forfeited	—	$—
Outstanding at September 30, 2016	247,792	$67.64	5.41 Years	$11,380
Exercisable at September 30, 2016	169,498	$57.69	4.00 Years	$9,472

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2015	78,652	$78.44
Granted	119,950	$87.45
Vested	(47,779)	$80.45
Forfeited	(5,430)	$74.79
Nonvested at September 30, 2016	145,393	$58.71

Effective March, 2014, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2014-2017 (“LTEIP”), with certain employees of the Company. Under the LTEIP, the Company established three levels of targeted restricted stock unit awards for certain employees, which would be earned only if the Company achieved one of three defined targets during 2014 to 2017. Under the LTEIP there is an annual award following the end of each of the four years in the program, with the award subject to and based on the achievement of total return targets during the previous year, as well as an award based on achieving total return targets during the cumulative four-year period 2014-2017. In the event the minimum defined target is not achieved for an annual award, the restricted stock units allocated to be awarded for such year are added to the restricted stock units that may be received if the four-year target is achieved. All restricted stock unit awards under the LTEIP vest in four equal annual installments beginning from the date of award. Up to 99,150 restricted stock units would be awarded for each of the four years assuming achievement was met and up to 92,900 restricted stock units would be awarded for the cumulative four-year period assuming achievement was met. Compensation expense is recognized based on the restricted stock units expected to be awarded based on the target level that is expected to be achieved. Net compensation expense of $1.6 million and $1.7 million related to the LTEIP was recognized during the three months ended September 30, 2016 and 2015, respectively, and $8.1 million and $6.2 million for the nine months ended September 30, 2016 and 2015, respectively.  Included in the 2016 year to date amount, the Company recorded a net non-cash stock compensation charge of $2.0 million during the second quarter of 2016 related to a change in senior management and the future issuance of restricted stock units our former Chief Executive Officer will receive under the Company’s LTEIP.

In connection with the LTEIP, targets for 2015 were achieved at the highest threshold total return level. As such, 99,150 restricted stock units were granted during the nine months ended September 30, 2016 at a weighted average grant date fair value of $83.59.

Included in the Company’s consolidated statements of income for the three months ended September 30, 2016 and 2015, was $51,000 and $42,000, respectively, in net compensation expense related to stock options. Net compensation expense of $229,000 and $218,000 related to stock options was recognized during the nine months ended September 30, 2016 and 2015, respectively.  Net compensation expense of $1.7 million and $1.8 million related to restricted stock units was recognized during the three months ended September 30, 2016 and 2015, respectively. Net compensation expense of $8.5 million and $8.7 million related to restricted stock units was recognized during the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, there was $588,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 3.7 years. As of September 30, 2016, there was $15.3 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 3.9 years.

Cash received from 49,882 stock options exercised during the nine months ended September 30, 2016 was $3.0 million. Cash received from 78,790 stock options exercised during the nine months ended September 30, 2015 was $4.0 million. The aggregate intrinsic value of the stock options exercised was $2.4 million and $2.0 million during the nine months ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016,  47,779 restricted stock units vested; in settlement of these units,  28,046 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the nine months ended September 30, 2016 was $4.7 million. During the nine months ended September 30, 2015, 25,384 restricted stock units vested; in settlement of these units, 15,734 shares were issued, net of shares applied to payroll taxes. The aggregate fair value of the shares vested for the nine months ended September 30, 2015 was $2.0 million.

In April, 2015, the shareholders of the Company approved the issuance of up to 130,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 8,000 shares issued upon retirement. The Company recognizes compensation expense over the requisite service period. As a result, included in the Company’s consolidated statements of income was $85,000 and $79,000 in compensation expense for the three months ended September 30, 2016 and 2015, respectively, and $254,000 and $237,000 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and 2015, there was $972,000 and $1.3 million, respectively, of unamortized compensation expense related to these shares. In April, 2016, the Company issued 8,000 shares to a director upon retirement with an aggregate fair value of $775,000.  No shares were issued during the nine months ended September 30, 2015.

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

Overview

As of September 30, 2016, the Company owned and operated 28.2 million rentable square feet of multi-tenant flex, industrial and office properties concentrated primarily in six states. All operating metrics discussed in this section as of and for the three and nine months ended September 30, 2015 exclude sold assets. Management believes excluding the results of such assets provides the most relevant perspective on the ongoing operations of the Company. Please refer to “Part I, Item 1. Financial Statements” included in this Quarterly Report on Form 10-Q for financial metrics that include results from sold assets.

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

During the first nine months of 2016, the Company executed leases comprising 5.5 million square feet of space including 3.8 million square feet of renewals of existing leases and 1.7 million square feet of new leases. Overall, the change in rental rates for the Company continued to improve. See further discussion of operating results below.

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

Effect of Economic Conditions on the Company’s Operations: During the first nine months of 2016, most markets continued to reflect favorable conditions allowing for stable and improving occupancy as well as increasing rental rates. With the exception of the Virginia and Maryland markets, new rental rates for the Company improved over expiring rental rates on executed leases as economic conditions and tenant demand remained healthy. The Virginia and Maryland markets continue to experience soft market conditions as evidenced by continued pressure on occupancy and rental rates. In these markets, rental rates on executed leases declined 7.7% and 5.2%, respectively, over expiring rents for the nine months ended September 30, 2016. Given lease expirations of 1.2 million square feet in Virginia and 418,000 square feet in Maryland through December 31, 2017, the Company may continue to experience a decrease in rental income in these markets.

Tenant Credit Risk: The Company historically has experienced a low level of write-offs of uncollectable rents, but there is inherent uncertainty in a tenant’s ability to continue paying rent and meet its full lease obligation. The table below summarizes the impact to the Company from tenants’ inability to pay rent or continue to meet their lease obligations (in thousands):

	For The Nine Months
	Ended September 30,
	2016	2015
Write-offs of uncollectible rent	$457	$584
Write-offs as a percentage of rental income	0.2%	0.2%
Square footage of leases terminated prior to their scheduled expiration
due to business failures/bankruptcies	281	415
Accelerated depreciation and amortization related to unamortized tenant improvements
and lease commissions associated with early terminations	$438	$539

As of October 24, 2016, the Company had 12,000 square feet of leased space occupied by tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, tenants contact us, requesting early termination of their lease, reductions in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.

Company Performance and Effect of Economic Conditions on Primary Markets: During the nine months ended September 30, 2016, initial rental rates on new and renewed leases within the Company’s total portfolio increased 5.2% over expiring rents, an improvement from the year ended December 31, 2015 in which initial rental rates on new and renewed leases increased 4.4%. The Company’s Same Park (defined below) occupancy rate at September 30, 2016 was 94.5%, compared to 93.7% at September 30, 2015. The Company’s operations are substantially concentrated in eight regions. Each of the eight regions in which the Company owns assets is subject to its own unique market influences. See “Supplemental Property Data and Trends” below for more information on regional operating data.

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

On September 28, 2016, the Company acquired two multi-tenant office buildings aggregating 226,000 square feet in Rockville, Maryland, for a purchase price of $13.3 million. The buildings, which were 18.5% leased at the time of acquisition, are located within Shady Grove Executive Park, where the Company owns three other buildings comprised of 352,000 square feet, which were 86.4% leased as of September 30, 2016.

As of September 30, 2016, the blended occupancy rate of the six assets acquired during 2014 and 2016, which comprise the 904,000 square feet of Non-Same Park portfolio (defined below), was 78.5% compared to a blended occupancy rate of 39.7% at the time of acquisition. The table below contains the assets acquired during 2014 and 2016 (dollars and square feet in thousands):

				Square	Occupancy at	Occupancy at
Property	Date Acquired	Location	Purchase Price	Feet	Acquisition	September 30, 2016
Shady Grove	September, 2016	Rockville, Maryland	$13,250	226	18.5%	18.5%
Charcot Business Park II	December, 2014	San Jose, California	16,000	119	96.7%	97.3%
McNeil 1	November, 2014	Austin, Texas	10,550	246	53.3%	100.0%
Springlake Business
Center II	August, 2014	Dallas, Texas	5,148	145	35.4%	95.2%
Arapaho Business Park 9	July, 2014	Dallas, Texas	1,134	19	100.0%	100.0%
MICC—Center 23	July, 2014	Miami, Florida	12,725	149	0.0%	100.0%
Total			$58,807	904	39.7%	78.5%

During the nine months ended September 30, 2015, the Company completed the sale of assets in Tempe, Arizona, Sacramento, California, Milwaukie, Oregon and Redmond, Washington. The assets sold aggregated 574,000 square feet and generated net proceeds of $55.2 million, which resulted in an aggregate gain of $28.2 million.

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

Along with the equity capital the Company has committed to the Joint Venture, the Company has also agreed to provide the Joint Venture with a construction loan in the amount of $75.0 million. The Joint Venture will pay interest under the construction loan at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The loan will mature on April 5, 2019. The aggregate amount of development costs are estimated to be $105.6 million (excluding unrealized land appreciation), of which the Company is committed to funding $75.0 million through a construction loan in addition to total equity and capital contributions of $28.5 million, which includes a land basis of $15.3 million, to the Joint Venture.

The Company’s investment in and advances to unconsolidated joint venture was $55.5 million and $26.7 million at September 30, 2016 and December 31, 2015, respectively. For the nine months ended September 30, 2016, the Company made loan advances of $22.3 million, capital contributions of $5.7 million and capitalized $854,000 of interest. For the nine months ended September 30, 2015, the Company capitalized costs of $2.8 million related to this development, of which $813,000 was capitalized interest. The Company made no loan advances to the Joint Venture in 2015.

Scheduled Lease Expirations: In addition to the 1.7 million square feet, or 6.0%, of vacancy in our total portfolio as of September 30, 2016,  557 leases,  representing 1.4 million square feet, or 5.3%, of the leased square footage of our total portfolio are scheduled to expire during the remainder of 2016. Our ability to re-lease available space will depend upon market conditions in the specific submarkets in which our properties are located. As a result, we cannot predict with certainty the rate at which expiring leases will be re-leased.

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

Net Operating Income: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or net operating income (defined as “NOI” for purposes of the following tables), are summarized for the three and nine months ended September 30, 2016 and 2015.  NOI is a non-GAAP financial measure that is often used by investors to determine the performance and value of commercial real estate.  Depreciation and amortization have been excluded from NOI as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. As part of the tables below, we have reconciled total NOI to net income, which we consider the most directly comparable financial measure calculated in accordance with GAAP.

In order to provide a meaningful period-to-period comparison, for the purpose of computing NOI, the tables below exclude amortization of the Senior Management Long-Term Equity Incentive Plan (“LTEIP”).

Concentration of Portfolio by Region: The table below reflects the Company’s square footage based on regional concentration as of September 30, 2016. As part of the table below, we have reconciled total NOI to net income (in thousands):

		Percent of	NOI
	Square	Square	For The Nine Months	Percent
Region	Footage	Footage	Ended September 30, 2016	of Total NOI
California
Northern California	7,245	25.7%	$47,687	24.0%
Southern California	3,988	14.1%	30,926	15.6%
Texas
Northern Texas	3,125	11.1%	15,168	7.6%
Southern Texas	1,963	7.0%	13,544	6.8%
Virginia	4,040	14.3%	39,801	20.0%
Florida	3,866	13.7%	20,384	10.3%
Maryland	2,578	9.2%	22,853	11.5%
Washington	1,390	4.9%	8,253	4.2%
Total	28,195	100.0%	$198,616	100.0%

Reconciliation of NOI to net income
Total NOI			$198,616
Other income and (expenses):
LTEIP amortization:
Cost of operations			(2,312)
General and administrative			(5,804)
Lease buyout payment (1)			528
Facility management fees			389
Interest and other income			551
Interest and other expenses			(5,507)
Depreciation and amortization			(74,886)
Acquisition transaction costs			(328)
Adjusted general and administrative (2)			(5,850)
Net income			$105,397

____________________________

(1)

Represents a material lease buyout payment recorded in the third quarter of 2016 associated with a 58,000 square foot lease in Northern Virginia, which was terminated pursuant to an option as of the beginning of the third quarter of 2016.

(2)	Adjusted general and administrative expenses exclude LTEIP amortization of $5.8 million and acquisition transaction costs of $328,000 for the nine months ended September 30, 2016.

Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of September 30, 2016.  The Company analyzes this concentration to minimize significant industry exposure risk.

Percent of
Annualized
Industry	Rental Income
Business services	18.2%
Warehouse, distribution, transportation and logistics	10.4%
Computer hardware, software and related services	9.9%
Health services	9.7%
Government	8.9%
Retail, food, and automotive	7.4%
Engineering and construction	6.8%
Insurance and financial services	4.2%
Electronics	3.1%
Home furnishings	3.0%
Aerospace/defense products and services	2.7%
Communications	2.2%
Educational services	1.8%
Other	11.7%
Total	100.0%

The information below depicts the Company’s top 10 customers by annualized rental income as of September 30, 2016 (in thousands):

			Percent of
		Annualized	Annualized
Tenants	Square Footage	Rental Income (1)	Rental Income
US Government	815	$18,108	4.7%
Kaiser Permanente	199	4,709	1.2%
Lockheed Martin Corporation	168	4,500	1.2%
Keeco, L.L.C.	460	3,458	0.9%
Luminex Corporation	185	3,255	0.8%
MAXIMUS, Inc.	102	2,044	0.5%
KZ Kitchen Cabinet & Stone	181	1,860	0.5%
Investorplace Media, LLC	46	1,775	0.5%
Kuehne + Nagel, Inc.	163	1,775	0.5%
Inova Health Care Services	63	1,739	0.5%
Total	2,382	$43,223	11.3%

____________________________

(1)	For leases expiring prior to September 30, 2017, annualized rental income represents income to be received under existing leases from October 1, 2016 through the date of expiration.

Comparative Analysis of the Three and Nine Months Ended September 30, 2016 to the Three and Nine Months Ended September 30, 2015

Results of Operations: In order to evaluate the performance of the Company’s portfolio over comparable periods, management analyzes the operating performance of properties owned and operated throughout both periods (herein referred to as “Same Park”). The Same Park portfolio includes all operating properties acquired prior to January 1, 2014. Operating properties acquired subsequently are referred to as “Non-Same Park.” For the three and nine months ended September 30, 2016 and 2015, the Same Park facilities constitute 27.3 million rentable square feet, representing 96.8% of the 28.2 million square feet in the Company’s total portfolio as of September 30, 2016.

The following table presents the operating results of the Company’s properties for the three and nine months ended September 30, 2016 and 2015 in addition to other income and expenses items affecting net income (in thousands, except per square foot data):

	For The Three Months			For The Nine Months
	Ended September 30,			Ended September 30,
	2016	2015	Change	2016	2015	Change
Adjusted rental income:
Same Park (27.3 million rentable square feet)	$95,080	$91,625	3.8%	$283,661	$272,189	4.2%
Non-Same Park (904,000 rentable square feet)	1,732	1,352	28.1%	5,083	3,685	37.9%
Total adjusted rental income (1)	96,812	92,977	4.1%	288,744	275,874	4.7%
Adjusted cost of operations:
Same Park	29,607	29,439	0.6%	88,564	87,637	1.1%
Non-Same Park	532	522	1.9%	1,564	1,577	(0.8%)
Total adjusted cost of operations (2)	30,139	29,961	0.6%	90,128	89,214	1.0%
Net operating income
Same Park	65,473	62,186	5.3%	195,097	184,552	5.7%
Non-Same Park	1,200	830	44.6%	3,519	2,108	66.9%
Total net operating income	66,673	63,016	5.8%	198,616	186,660	6.4%
Other income and (expenses):
NOI from sold assets	—	142	(100.0%)	—	1,469	(100.0%)
LTEIP amortization:
Cost of operations	(657)	(284)	131.3%	(2,312)	(1,795)	28.8%
General and administrative	(907)	(1,383)	(34.4%)	(5,804)	(4,383)	32.4%
Lease buyout payment	528	—	100.0%	528	—	100.0%
Facility management fees	130	130	—	389	410	(5.1%)
Other income and expenses	(79)	(3,214)	(97.5%)	(4,956)	(9,623)	(48.5%)
Depreciation and amortization	(24,631)	(25,985)	(5.2%)	(74,886)	(79,243)	(5.5%)
Adjusted general and administrative (3)	(1,735)	(1,893)	(8.3%)	(5,850)	(5,789)	1.1%
Acquisition transaction costs	(328)	—	(100.0%)	(328)	—	(100.0%)
Gain on sale of real estate facilities	—	15,748	(100.0%)	—	28,235	(100.0%)
Net income	$38,994	$46,277	(15.7%)	$105,397	$115,941	(9.1%)

Same Park gross margin (4)	68.9%	67.9%	1.5%	68.8%	67.8%	1.5%
Same Park weighted average occupancy	94.1%	93.6%	0.5%	93.9%	92.8%	1.2%
Non-Same Park weighted average occupancy	96.7%	85.6%	13.0%	95.6%	75.3%	27.0%
Same Park annualized realized rent per square foot (5)	$14.81	$14.35	3.2%	$14.76	$14.33	3.0%

____________________________

(1)

Adjusted rental income excludes a material lease buyout payment of $528,000 recorded in the third quarter of 2016 and rental income from sold assets of $345,000 and $2.7 million for the three and nine months ended September 30, 2015, respectively.

(2)

Adjusted cost of operations excludes LTEIP amortization of $657,000 and $2.3 million for the three and nine months ended September 30, 2016, respectively, and $284,000 and $1.8 million for the three and nine months ended September 30, 2015, respectively, as well as, cost of operations from sold assets of $203,000 and $1.2 million for the three and nine months ended September 30, 2015, respectively.
(3)

Adjusted general and administrative expenses exclude LTEIP amortization of $907,000 and $5.8 million for the three and nine months ended September 30, 2016, respectively, and $1.4 million and $4.4 million for the three and nine months ended September 30, 2015, respectively, as well as, acquisition transaction costs of $328,000 recorded during the third quarter of 2016.

(4)	Computed by dividing Same Park NOI by Same Park rental income.
(5)	Represents the annualized Same Park rental income earned per occupied square foot.

Rental Income: Rental income increased $4.0 million from $93.3 million for the three months ended September 30, 2015 to $97.3 million for the three months ended September 30, 2016. Rental income increased $10.7 million from $278.6 million for the nine months ended September 30, 2015 to $289.3 million for the nine months ended September 30, 2016. For comparative purposes, management has adjusted rental income for a material lease buyout payment of $528,000 recorded in the third quarter of 2016 and rental income from sold assets of $345,000 and $2.7 million for the three and nine months ended September 30, 2015, respectively. Adjusted rental income increased $3.8 million from $93.0 million for the three months ended September 30, 2015 to $96.8 million for the three months ended September 30, 2016 as a result of an increase in the Same Park portfolio of $3.5 million, or 3.8%, combined with a $380,000,  or 28.1%, increase from Non-Same Park facilities. Adjusted rental income increased $12.9 million from $275.9 million for the nine months ended September 30, 2015 to $288.7 million for the nine months ended September 30, 2016 as a result of an increase in the Same Park portfolio of $11.5 million, or 4.2%, combined with a $1.4 million,  or 37.9%, increase from Non-Same Park facilities. The three and nine month increases in Same Park rental income were due to an increase in occupancy and executed rental rates.

Facility Management Fees: Facility management fees, derived from Public Storage (“PS”), account for a small portion of the Company’s revenues. The Company recognized facility management fees of $130,000 for the three months ended September 30, 2016 and 2015. During the nine months ended September 30, 2016, the Company recognized facility management fees of $389,000 compared to $410,000 for the same period in 2015.  The nine month decrease resulted from a reduction in total square footage managed on behalf of PS beginning the latter half of 2015.

Cost of Operations: Cost of operations increased $348,000, or 1.1%,  from $30.4 million for the three months ended September 30, 2015 to $30.8 million for the three months ended September 30, 2016. Cost of operations increased $189,000, or 0.2%, from $92.3 million for the nine months ended September 30, 2015 to $92.4 million for the nine months ended September 30, 2016. For comparative purposes, management has adjusted cost of operations for LTEIP amortization of $657,000 and $2.3 million for the three and nine months ended September 30, 2016, respectively, and $284,000 and $1.8 million for the three and nine months ended September 30, 2015, respectively, as well as, cost of operations from sold assets of $203,000 and $1.2 million for the three and nine months ended September 30, 2015, respectively. Adjusted cost of operations increased $178,000,  or 0.6%,  from $30.0 million for the three months ended September 30, 2015 to $30.1 million for the three months ended September 30, 2016 as a result of an increase in the Same Park portfolio of $168,000,  or 0.6%, combined with a $10,000, or 1.9%, increase in the Non-Same Park facilities.  The three month increase in Same Park cost of operations was due to an increase in property taxes as a result of increases in assessed values partially offset by a decrease in compensation expense. Adjusted cost of operations increased $914,000, or 1.0%, from $89.2 million for the nine months ended September 30, 2015 to $90.1 million for the nine months ended September 30, 2016 as a result of an increase in the Same Park portfolio of $927,000,  or 1.1%, partially offset by a decrease in the Non-Same Park facilities of $13,000,  or 0.8%. The nine month increase was due to increases in property taxes and repairs and maintenance costs partially offset by a decrease in compensation expense.

Depreciation and Amortization Expense: Depreciation and amortization expense was $24.6 million for the three months ended September 30, 2016 compared to $26.0 million for the same period in 2015. Depreciation and amortization expense was $74.9 million for the nine months ended September 30, 2016 compared to $79.2 million for the same period in 2015. The three and nine month decreases in depreciation and amortization expense was due to the disposition of assets.

General and Administrative Expenses: General and administrative expenses decreased $306,000, or 9.3%,  from $3.3 million for the three months ended September 30, 2015 to $3.0 million for the three months ended September 30, 2016. General and administrative expense increased $1.8 million, or 17.8%, from $10.2 million for the nine months ended September 30, 2015 to $12.0 million for the nine months ended September 30, 2016. For comparative purposes, management has adjusted general and administrative expenses for LTEIP amortization of $907,000 and $5.8 million for the three and nine months ended September 30, 2016, respectively, and $1.4 million and $4.4 million for the three and nine months ended September 30, 2015, respectively, as well as, acquisition transaction costs of $328,000 recorded during the third quarter of 2016. The nine month increase in the LTEIP amortization was primarily due to a net non-cash stock compensation charge of $2.0 million recorded during the second quarter of 2016 related to a change in senior management and the future issuances of restricted stock units our former Chief Executive Officer will receive under the Company’s LTEIP.  Adjusted general and administrative expenses decreased $158,000, or 8.3%,  for the three months ended September 30, 2016 over the same period in 2015 due to a decrease in compensation expense resulting from a change in senior management. Adjusted general administrative expenses increased $61,000, or 1.1%, for the nine months ended September 31, 2016 over the same period in 2015 due to acquisition and development costs partially offset by a decrease in compensation expense.

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in PS Business Parks, L.P. (the “Operating Partnership”) that are not owned by the Company. Net income allocable to noncontrolling interests was $5.3 million and $6.1 million of allocated income to common unit holders for the three months ended September 30, 2016 and 2015, respectively. Net income allocable to noncontrolling interests was $13.5 million and $14.5 million of allocated income to common unit holders for the nine months ended September 30, 2016 and 2015, respectively. The three and nine month decreases  were primarily the result of the gain on sale of real estate facilities recognized in 2015 partially offset by an increase in overall NOI.

Supplemental Property Data and Trends: NOI is summarized for the three and nine months ended September 30, 2016 and 2015 by region below. See above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following tables summarize the Same Park and Non-Same Park operating results by region for the three and nine months ended September 30, 2016 and 2015. In addition, the tables reflect the comparative impact on the overall rental income, cost of operations and NOI from properties that have been acquired since January 1, 2014, and the impact of such is included in Non-Same Park facilities in the tables below. As part of the tables below, we have reconciled total NOI to net income (in thousands):

Three Months Ended September 30, 2016 and 2015:

	Adjusted	Adjusted		Adjusted	Adjusted
	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	September 30,	September 30,	Increase	September 30,	September 30,	Increase	September 30,	September 30,	Increase
Region	2016	2015	(Decrease)	2016	2015	(Decrease)	2016	2015	(Decrease)

Same Park
Northern California	$21,121	$19,248	9.7%	$5,637	$5,461	3.2%	$15,484	$13,787	12.3%
Southern California	15,487	14,601	6.1%	4,978	4,903	1.5%	10,509	9,698	8.4%
Northern Texas	7,629	7,313	4.3%	2,748	2,639	4.1%	4,881	4,674	4.4%
Southern Texas	6,377	5,716	11.6%	2,217	2,103	5.4%	4,160	3,613	15.1%
Virginia	19,695	20,142	(2.2%)	6,677	6,294	6.1%	13,018	13,848	(6.0%)
Florida	9,309	8,803	5.7%	2,622	2,978	(12.0%)	6,687	5,825	14.8%
Maryland	11,694	12,124	(3.5%)	3,755	4,060	(7.5%)	7,939	8,064	(1.6%)
Washington	3,768	3,678	2.4%	973	1,001	(2.8%)	2,795	2,677	4.4%
Total Same Park	95,080	91,625	3.8%	29,607	29,439	0.6%	65,473	62,186	5.3%
Non-Same Park
Northern California	519	471	10.2%	136	132	3.0%	383	339	13.0%
Northern Texas	389	278	39.9%	124	142	(12.7%)	265	136	94.9%
Southern Texas	446	273	63.4%	177	132	34.1%	269	141	90.8%
Florida	369	330	11.8%	92	116	(20.7%)	277	214	29.4%
Maryland	9	—	100.0%	3	—	100.0%	6	—	100.0%
Total Non-Same Park	1,732	1,352	28.1%	532	522	1.9%	1,200	830	44.6%
Total	$96,812	$92,977	4.1%	$30,139	$29,961	0.6%	$66,673	$63,016	5.8%

Reconciliation of NOI to net income
Total NOI							$66,673	$63,016	5.8%
Other income and (expenses):
NOI from sold assets							—	142	(100.0%)
LTEIP amortization:
Cost of operations							(657)	(284)	131.3%
General and administrative							(907)	(1,383)	(34.4%)
Lease buyout payment							528	—	100.0%
Facility management fees							130	130	—
Other income and expenses							(79)	(3,214)	(97.5%)
Depreciation and amortization							(24,631)	(25,985)	(5.2%)
Acquisition transaction costs							(328)	—	(100.0%)
Adjusted general and administrative							(1,735)	(1,893)	(8.3%)
Gain on sale of real estate facilities							—	15,748	(100.0%)
Net income							$38,994	$46,277	(15.7%)

Nine Months Ended September 30, 2016 and 2015:

	Adjusted	Adjusted		Adjusted	Adjusted
	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	September 30,	September 30,	Increase	September 30,	September 30,	Increase	September 30,	September 30,	Increase
Region	2016	2015	(Decrease)	2016	2015	(Decrease)	2016	2015	(Decrease)

Same Park
Northern California	$62,959	$57,176	10.1%	$16,420	$16,055	2.3%	$46,539	$41,121	13.2%
Southern California	45,104	43,741	3.1%	14,178	14,270	(0.6%)	30,926	29,471	4.9%
Northern Texas	22,565	21,778	3.6%	8,193	7,900	3.7%	14,372	13,878	3.6%
Southern Texas	19,360	15,981	21.1%	6,548	5,895	11.1%	12,812	10,086	27.0%
Virginia	59,931	60,719	(1.3%)	20,130	20,055	0.4%	39,801	40,664	(2.1%)
Florida	27,369	25,283	8.3%	7,822	7,931	(1.4%)	19,547	17,352	12.6%
Maryland	35,144	36,728	(4.3%)	12,297	12,669	(2.9%)	22,847	24,059	(5.0%)
Washington	11,229	10,783	4.1%	2,976	2,862	4.0%	8,253	7,921	4.2%
Total Same Park	283,661	272,189	4.2%	88,564	87,637	1.1%	195,097	184,552	5.7%
Non-Same Park
Northern California	1,542	1,379	11.8%	394	402	(2.0%)	1,148	977	17.5%
Northern Texas	1,190	731	62.8%	394	419	(6.0%)	796	312	155.1%
Southern Texas	1,236	669	84.8%	504	426	18.3%	732	243	201.2%
Florida	1,106	906	22.1%	269	330	(18.5%)	837	576	45.3%
Maryland	9	—	100.0%	3	—	100.0%	6	—	100.0%
Total Non-Same Park	5,083	3,685	37.9%	1,564	1,577	(0.8%)	3,519	2,108	66.9%
Total	$288,744	$275,874	4.7%	$90,128	$89,214	1.0%	$198,616	$186,660	6.4%

Reconciliation of NOI to net income
Total NOI							$198,616	$186,660	6.4%
Other income and (expenses):
NOI from sold assets							—	1,469	(100.0%)
LTEIP amortization:
Cost of operations							(2,312)	(1,795)	28.8%
General and administrative							(5,804)	(4,383)	32.4%
Lease buyout payment							528	—	100.0%
Facility management fees							389	410	(5.1%)
Other income and expenses							(4,956)	(9,623)	(48.5%)
Depreciation and amortization							(74,886)	(79,243)	(5.5%)
Adjusted general and administrative							(5,850)	(5,789)	1.1%
Acquisition transaction costs							(328)	—	(100.0%)
Gain on sale of real estate facilities							—	28,235	(100.0%)
Net income							$105,397	$115,941	(9.1%)

The following tables summarize Same Park weighted average occupancy rates and annualized realized rent per square foot by region for the three and nine months ended September 30, 2016 and 2015.  Annualized realized rent per square foot for Virginia and Total Same Park excludes a material lease buyout payment of $528,000 for the three and nine months ended September 30, 2016.

Three Months Ended September 30, 2016 and 2015:

				Annualized Realized
	Weighted Average Occupancy Rates			Rent Per Square Foot
Region	2016	2015	Change	2016	2015	Change

Northern California	96.5%	95.7%	0.8%	$12.29	$11.29	8.9%
Southern California	95.5%	94.1%	1.5%	$16.27	$15.57	4.5%
Northern Texas	91.0%	88.8%	2.5%	$11.32	$11.12	1.8%
Southern Texas	97.7%	92.7%	5.4%	$15.20	$14.37	5.8%
Virginia	91.8%	91.7%	0.1%	$21.22	$21.73	(2.3%)
Florida	93.2%	95.2%	(2.1%)	$10.74	$9.95	7.9%
Maryland	87.6%	90.3%	(3.0%)	$22.70	$22.84	(0.6%)
Washington	98.9%	98.5%	0.4%	$10.97	$10.74	2.1%
Total Same Park	94.1%	93.6%	0.5%	$14.81	$14.35	3.2%

Nine Months Ended September 30, 2016 and 2015:

				Annualized Realized
	Weighted Average Occupancy Rates			Rent Per Square Foot
Region	2016	2015	Change	2016	2015	Change

Northern California	96.5%	95.8%	0.7%	$12.21	$11.17	9.3%
Southern California	94.5%	93.4%	1.2%	$15.96	$15.67	1.9%
Northern Texas	89.8%	88.0%	2.0%	$11.31	$11.14	1.5%
Southern Texas	97.2%	92.3%	5.3%	$15.46	$13.45	14.9%
Virginia	92.6%	91.1%	1.6%	$21.36	$21.98	(2.8%)
Florida	93.6%	93.1%	0.5%	$10.49	$9.74	7.7%
Maryland	87.9%	89.4%	(1.7%)	$22.67	$23.29	(2.7%)
Washington	98.5%	96.3%	2.3%	$10.94	$10.75	1.8%
Total Same Park	93.9%	92.8%	1.2%	$14.76	$14.33	3.0%

Liquidity and Capital Resources

Cash and cash equivalents decreased $183.9 million from $188.9 million at December 31, 2015 to $5.0 million at September 30, 2016 for the reasons noted below.

Net cash provided by operating activities for the nine months ended September 30, 2016 and 2015 was $187.7 million and $178.6 million, respectively. The increase of $9.1 million in net cash provided by operating activities was primarily due to an increase in NOI. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital expenditures, debt service requirements and distributions to shareholders for the foreseeable future.

Net cash used in investing activities was $65.7 million for the nine months ended September 30, 2016 compared to net cash provided by investing activities of $17.3 million for the nine months ended September 30, 2015. The change was primarily due to net proceeds of $55.2 million received from assets sold in 2015 combined with a $28.8 million increase in cash investment in the Joint Venture and $12.6 million acquisition in Rockville, Maryland, in 2016. This change was partially offset by a decrease in cash paid related to capital improvements.

Net cash used in financing activities was $305.9 million and $96.2 million for the nine months ended September 30, 2016 and 2015, respectively.  The change was primarily due to repayment of a  mortgage note of $250.0 million in 2016 using cash on hand and borrowings from the Credit Facility (defined below). This change was also impacted by an increase in quarterly distributions paid to common shareholders of $22.5 million (year-to-date increase from $1.60 per share to $2.25 per share).

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires May 1, 2019. The rate of interest charged on borrowings is based on the LIBOR plus 0.875% to LIBOR plus 1.70% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.875%. In addition, the Company is required to pay an annual facility fee ranging from 0.125% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). As of September 30, 2016, the Company had $60.0 million outstanding on the Credit Facility at an interest rate of 1.36%. Subsequent to September 30, 2016, the Company repaid the outstanding balance in full. The Company had no balance outstanding on the Credit Facility at December 31, 2015. The Company had $596,000 and $769,000 of unamortized commitment fees as of September 30, 2016 and December 31, 2015, respectively, which is included in other assets in the accompanying consolidated balance sheets. The Credit Facility requires the Company to meet certain covenants, all of which the Company was in compliance as of September 30, 2016. Interest on outstanding borrowings is payable monthly.

The Company’s preferred equity outstanding decreased from 22.0% of its market capitalization at December 31, 2015 to 18.8% at September 30, 2016 primarily due to an increase in stock price from $87.43 at December 31, 2015 to $113.57 at  September 30, 2016. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding debt and (3) the total number of common shares and common units outstanding at September 30, 2016 multiplied by the closing price of the stock on that date.

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

Issuance of Preferred Stock: Subsequent to September 30, 2016, the Company issued $189.8 million or 7,590,000 depositary shares, each representing 1/1000 of a share of the 5.20% Cumulative Preferred Stock, Series W, at $25.00 per depositary share. The Company will use the net proceeds from this issuance to pay amounts outstanding under the Company’s Credit Facility and for general corporate purposes, including the potential redemption of preferred equity.

Repurchase of Common Stock: No shares of common stock were repurchased under the board-approved common stock repurchase program during the nine months ended September 30, 2016 or the year ended December 31, 2015.

Capital Expenditures: The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the nine months ended September 30, 2016 and 2015, the Company expended $23.5 million and $32.1 million, respectively, in recurring capital expenditures, or $0.84 and $1.13 per weighted average square foot owned, respectively. Tenant improvement amounts exclude those amounts reimbursed by the tenants. Nonrecurring capital improvements include property renovations and expenditures related to repositioning acquisitions. The following table depicts capital expenditures (in thousands):

	For The Nine Months
	Ended September 30,
	2016	2015
Recurring capital expenditures
Capital improvements	$5,300	$6,988
Tenant improvements	13,109	18,494
Lease commissions	5,054	6,597
Total recurring capital expenditures	23,463	32,079
Nonrecurring capital improvements	767	2,988
Total capital expenditures	$24,230	$35,067

Capital expenditures on a per square foot owned basis are as follows:

	For The Nine Months
	Ended September 30,
	2016	2015
Recurring capital expenditures
Capital improvements	$0.19	$0.25
Tenant improvements	0.47	0.65
Lease commissions	0.18	0.23
Total recurring capital expenditures	0.84	1.13
Nonrecurring capital improvements	0.03	0.11
Total capital expenditures	$0.87	$1.24

The decrease in recurring capital expenditures of $8.6 million, or 26.9%, was primarily due to lower tenant improvement costs and continued efforts to reduce capital expenditures.

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

The Company’s funding strategy has been to primarily use permanent capital, including common and preferred stock, along with internally generated retained cash flows to meet its liquidity needs. In addition, the Company may sell properties that no longer meet its investment criteria. From time to time, the Company may use its Credit Facility or other forms of debt to facilitate real estate acquisitions or other capital allocations. For the nine months ended September 30, 2016, the earnings to combined fixed charges and preferred distributions coverage ratio was 2.3 to 1.0. The Company targets a minimum ratio of FFO (as defined below) to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest while preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the nine months ended September 30, 2016, the FFO to combined fixed charges and preferred distributions coverage ratio was 3.9 to 1.0.

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

Management believes FFO provides useful information to the investment community about the Company’s operating performance when compared to the performance of other real estate companies as FFO is generally recognized as the industry standard for reporting operations of REITs. Management believes FFO, as adjusted provides useful information to the investment community by adjusting FFO for certain items so as to provide more meaningful period-to-period comparisons of our operating performance. Other REITs may use different methods for calculating FFO and/or FFO, as adjusted and, accordingly, our FFO and FFO, as adjusted may not be comparable to other real estate companies’ FFO and/or FFO, as adjusted.

FFO for the Company is computed as follows (in thousands, except per share data):

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Net income allocable to common shareholders	$19,718	$22,484	$50,017	$53,384
Gain on sale of real estate facilities	—	(15,748)	—	(28,235)
Depreciation and amortization	24,631	25,985	74,886	79,243
Net income allocable to noncontrolling interests—common units	5,315	6,087	13,495	14,467
Net income allocable to restricted stock unit holders	128	97	387	237
FFO allocable to common and dilutive shares	49,792	38,905	138,785	119,096
FFO allocated to noncontrolling interests—common units	(10,512)	(8,254)	(29,312)	(25,284)
FFO allocated to restricted stock unit holders	(279)	(160)	(827)	(512)
FFO allocated to common shares	$39,001	$30,491	$108,646	$93,300

Weighted average common shares outstanding	27,103	26,985	27,076	26,956
Weighted average common Operating Partnership units outstanding	7,305	7,305	7,305	7,305
Weighted average restricted stock units outstanding	268	124	256	115
Weighted average common share equivalents outstanding	98	64	90	78
Total common and dilutive shares	34,774	34,478	34,727	34,454

Net income per common share—diluted	$0.72	$0.83	$1.84	$1.97
Gain on sale of real estate facilities (1)	—	(0.45)	—	(0.81)
Depreciation and amortization (1)	0.71	0.75	2.16	2.30
FFO per common and dilutive shares (1)	$1.43	$1.13	$4.00	$3.46

____________________________

(1)	Per share amounts are computed using additional dilutive shares related to noncontrolling interests and restricted stock units.

The following table reconciles reported FFO to FFO, as adjusted, which excludes a  material lease buyout payment of $528,000 related to a 58,000 square foot lease in Virginia, non-cash distributions related to the redemption of preferred equity, acquisition transaction costs and a net non-cash stock compensation charge of $2.0 million.

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
FFO allocable to common and dilutive shares	$49,792	$38,905	$138,785	$119,096
LTEIP modification due to a change in senior management	—	—	2,018	—
Lease buyout payment	(528)	—	(528)	—
Acquisition transaction costs	328	—	328	—
Non-cash distributions related to the redemption of
preferred equity	—	2,487	—	2,487
FFO allocable to common and dilutive shares, as adjusted	$49,592	$41,392	$140,603	$121,583

FFO per common and dilutive shares	$1.43	$1.13	$4.00	$3.46
LTEIP modification due to a change in senior management	—	—	0.05	—
Lease buyout payment	(0.01)	—	(0.01)	—
Acquisition transaction costs	0.01	—	0.01	—
Non-cash distributions related to the redemption of preferred equity	—	0.07	—	0.07
FFO per common and dilutive share, as adjusted	$1.43	$1.20	$4.05	$3.53

FFO allocable to common and dilutive shares, as adjusted, increased $8.2 million and $19.0 million for the three and nine months ended September 30, 2016 compared to the same periods in 2015. The three and nine month increases were due to an increase in NOI and savings from preferred distributions relating to the redemption of preferred equity and lower interest expense.

Related Party Transactions: Assuming issuance of the Company’s common stock upon redemption of its common partnership units, PS would own 42.0% (or 14.5 million shares) of the outstanding shares of the Company’s common stock at September 30, 2016. As of September 30, 2016, PS owned 26.4% of the Operating Partnership (100.0% of the common units not owned by the Company). Ronald L. Havner, Jr., the Company’s chairman, is also the Chairman of the Board, Chief Executive Officer of PS. Joseph D. Russell, Jr. is a director of the Company and also President of PS. Gary E. Pruitt, an independent director of the Company is also a trustee of PS.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space. The administrative services include investor relations, legal, corporate tax and information systems, which were allocated to PS in accordance with a methodology intended to fairly allocate those costs. These costs totaled $123,000 and $117,000 for the three months ended September 30, 2016 and 2015, respectively, and $370,000 and $352,000 for the nine months ended September 30, 2016 and 2015, respectively. In addition, the Company provides property management services for properties owned by PS for a management fee of 5% of the gross revenues of such properties in addition to reimbursement of direct costs. These management fee revenues recognized under a management contract with PS totaled $130,000 for the three months ended September 30, 2016 and 2015 and $389,000 and $410,000 for the nine months ended September 30, 2016 and 2015, respectively. PS also provides property management services for the self-storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contract with PS totaled $22,000 and $21,000 for the three months ended September 30, 2016 and 2015, respectively, and $64,000 and $59,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

Contractual Obligations: The Company is scheduled to pay cash dividends of $55.3 million per year on its preferred equity outstanding as of September 30, 2016. Dividends are paid when and if declared by the Company’s Board of Directors and accumulate if not paid. Shares of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. As a result, the Company’s debt as a percentage of total equity (based on book values) was 3.2% as of September 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2016, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2016, there were no shares of the Company’s common stock repurchased. As of September 30, 2016, 1,614,721 shares remain available for purchase under the program.

See Note 10 to the consolidated financial statements for additional information on repurchases of equity securities.

ITEM 6. EXHIBITS

Exhibits

Exhibit 3.1

Certificate of Determination of Preferences of 5.20% Series W Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Field with Registrant’s Current Report on Form 8-K dated October 12, 2016 and incorporated herein by reference.

Exhibit 4.1

Deposit Agreement Relating to 5.20% Cumulative Preferred Stock, Series W of PS Business Parks, Inc. dated as of October 11, 2016. Filed with Registrant’s Current Report on Form 8-K dated October 12, 2016, and incorporated herein by reference.

Exhibit 10.1	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 5.20% Series W Cumulative Preferred Stock, dated as of October 20, 2016. Filed herewith.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 101.INS	XBRL Instance Document. Filed herewith.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 28, 2016

PS BUSINESS PARKS, INC.

BY:/s/ Edward A. Stokx
Edward A. Stokx
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits

Exhibit 3.1

Certificate of Determination of Preferences of 5.20% Series W Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Field with Registrant’s Current Report on Form 8-K dated October 12, 2016 and incorporated herein by reference.

Exhibit 4.1

Deposit Agreement Relating to 5.20% Cumulative Preferred Stock, Series W of PS Business Parks, Inc. dated as of October 11, 2016. Filed with Registrant’s Current Report on Form 8-K dated October 12, 2016, and incorporated herein by reference.

Exhibit 10.1	Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 5.20% Series W Cumulative Preferred Stock, dated as of October 20, 2016. Filed herewith.

Exhibit 12	Statement re: Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 101.INS	XBRL Instance Document. Filed herewith.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema. Filed herewith.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase. Filed herewith.