Form 10-K
period 2016-12-31
PS BUSINESS PARKS INC/CA
filed 2017-02-24
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016.
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

818-244-8080

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 6.000% Cumulative Preferred Stock, Series T, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 5.750% Cumulative Preferred Stock, Series U, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 5.700% Cumulative Preferred Stock, Series V, $0.01 par value per share	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a Share of 5.200% Cumulative Preferred Stock, Series W, $0.01 par value per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No ☑

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,082,893,848 based on the closing price as reported on that date.

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 20, 2017 (the latest practicable date): 27,138,138.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including but not limited to: (a) changes in general economic and business conditions; (b) decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases; (c) tenant defaults; (d) the effect of the recent credit and financial market conditions; (e) our failure to maintain our status as a real estate investment trust (a  “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”); (f) the economic health of our tenants; (g) increases in operating costs; (h) casualties to our properties not covered by insurance; (i) the availability and cost of capital; (j) increases in interest rates and its effect on our stock price; and (k) other factors discussed under the heading Item 1A, “Risk Factors.” In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.

The Company

PS Business Parks, Inc. (“PSB”) is a fully-integrated, self-advised and self-managed REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office and industrial space. PS Business Parks, L.P. (the “Operating Partnership”) is a California limited partnership, which owns directly or indirectly substantially all of our assets and through which we conduct substantially all of our business. Unless otherwise indicated or unless the context requires otherwise, all references to “the Company,” “we,” “us,” “our” and similar references mean PS Business Parks, Inc. and its subsidiaries, including the Operating Partnership. PSB is the sole general partner of the Operating Partnership and, as of December 31, 2016, owned 77.9% of the common partnership units. The remaining common partnership units are owned by Public Storage (“PS”). Assuming issuance of PSB common stock upon redemption of the common partnership units held by PS, PS would own 42.0% (or 14.5 million shares) of the outstanding shares of the Company’s common stock. PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership.

As of December 31, 2016, the Company owned and operated 28.1 million rentable square feet of commercial space, comprising 99 business parks, in the following states: California, Texas, Virginia, Florida, Maryland and Washington. The Company focuses on owning concentrated business parks which provide the Company with the greatest flexibility to meet the needs of its customers. The Company also manages 684,000 rentable square feet on behalf of PS.

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

From January, 2014 through December, 2016, the Company acquired 904,000 square feet of multi-tenant flex, office and industrial parks, which comprise the Non-Same Park portfolio as defined on page 29, for an aggregate purchase price of $58.8 million. The Company made no acquisitions in 2015. The table below reflects the assets acquired during this period (in thousands):

			Purchase	Square	Occupancy at
Property	Date Acquired	Location	Price	Feet	December 31, 2016
Shady Grove	September, 2016	Rockville, Maryland	$13,250	226	18.5%
Total 2016 Acquisition			13,250	226	18.5%
Charcot Business Park II	December, 2014	San Jose, California	16,000	119	98.3%
McNeil 1	November, 2014	Austin, Texas	10,550	246	100.0%
Springlake Business Center II	August, 2014	Dallas, Texas	5,148	145	85.4%
Arapaho Business Park 9	July, 2014	Dallas, Texas	1,134	19	91.5%
MICC — Center 23	July, 2014	Miami, Florida	12,725	149	100.0%
Total 2014 Acquisitions			45,557	678	96.3%
Total			$58,807	904	76.9%

In 2013, the Company entered into a joint venture known as Amherst JV LLC (the “Joint Venture”) with an unrelated real estate development company (the “JV Partner”) for the purpose of developing a 395-unit multi-family building on a five-acre site within The Mile in Tysons, Virginia (the “Project”).  PSB holds a 95.0% interest in the Joint Venture with the remaining 5.0% held by the JV Partner. The JV Partner is responsible for the development and construction of the Project and through an affiliate will oversee the leasing and management of the Project as it is completed. The aggregate amount of development costs are estimated to be $105.6 million (excluding unrealized land appreciation), of which the Company is committed to funding $75.0 million through a construction loan in addition to capital contributions of $28.5 million, which includes a land basis of $15.3 million, to the Joint Venture.  The Company’s investment in and advances to unconsolidated joint venture was $67.2 million as of December 31, 2016.  The Project is expected to deliver its first completed units in the spring of 2017, with final completion of the Project expected in early 2018.

As of November 1, 2016, the Company transferred a 123,000 square foot building also located within The Mile in Tysons, Virginia to land and building held for development, as the Company is pursuing entitlements to develop an additional multi-family complex on this site. The scope and timing of any future development will be subject to a variety of approvals and contingencies. Prior to being classified as land and building held for development, the building was occupied by a single user. The net operating income (“NOI”) associated with the prior tenant is reflected as NOI from assets sold or held for development.

During 2015, the Company sold four business parks, aggregating 492,000 square feet, in non-strategic markets for net proceeds of $41.2 million, which resulted in a gain of $23.4 million. Additionally, as part of an eminent domain process, the Company sold five buildings, aggregating 82,000 square feet, at the Company’s Overlake Business Park located in Redmond, Washington, for $13.9 million, which resulted in a gain of $4.8 million.

During 2014, the Company sold five business parks aggregating 1.9 million square feet and 11.5 acres of land in non-strategic markets, including Portland, Oregon and Phoenix, Arizona, for net proceeds of $212.2 million, which resulted in a gain of $92.4 million. With these sales the Company completed its stated objective of exiting non-strategic markets in Sacramento, California, Oregon and Arizona.

The Company has elected to be taxed as a REIT under the Code, commencing with its taxable year ended December 31, 1990. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the net income that is currently distributed to its shareholders.

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

Business of the Company: The Company is in the commercial property business, with 99 business parks consisting of multi-tenant flex, industrial and office space. The Company owns 14.6 million square feet of flex space which the Company defines as buildings that are configured with a combination of warehouse and office space and can be designed to fit a wide variety of uses. The warehouse component of the flex space has a number of uses including light manufacturing and assembly, storage and warehousing, showroom, laboratory, distribution and research and development activities. The office component of flex space is complementary to the warehouse component by enabling businesses to accommodate management and production staff in the same facility. The Company owns 8.8 million square feet of industrial space that has characteristics similar to the warehouse component of the flex space as well as ample dock access. In addition, the Company owns 4.7 million square feet of low-rise office space, generally either in business parks that combine office and flex space or in submarkets where the market demand is more office focused.

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

The tenant base for the Company’s facilities is diverse. The portfolio can be bifurcated into those facilities that service small to medium-sized businesses and those that service larger businesses. Approximately 35.9% of in-place rents from the portfolio are derived from facilities that generally serve small to medium-sized businesses. A property in this facility type is typically divided into units under 5,000 square feet and leases generally range from one to three years. The remaining 64.1% of in-place rents from the portfolio are generally derived from facilities that serve larger businesses, with units 5,000 square feet and larger. The Company also has several tenants that lease space in multiple buildings and locations. The U.S. Government is the largest tenant with multiple leases encompassing approximately 692,000 square feet, or 4.6% of the Company’s annualized rental income.

The Company owns operating properties in six states and it may expand its operations to other states or reduce the number of states in which it operates. Properties are acquired for both income and potential capital appreciation; there is no limitation on the amount that can be invested in any specific property.

The Company owns land which may be used for the future development of commercial properties including approximately 14.0 acres in Dallas, Texas and 6.4 acres in Northern Virginia.

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

The Company is the sole general partner of the Operating Partnership. As of December 31, 2016, the Company owned 77.9% of the common partnership units of the Operating Partnership, and the remainder of such common partnership units were owned by PS. The common units owned by PS may be redeemed by PS from time to time, subject to the provisions of our charter, for cash or, at our option, shares of our common stock on a one-for-one basis. Also as of December 31, 2016, in connection with the Company’s issuance of publicly traded Cumulative Preferred Stock, the Company owned 44.4 million preferred units of the Operating Partnership of various series with an aggregate redemption value of $1.1 billion with terms substantially identical to the terms of the publicly traded depositary shares each representing 1/1,000 of a share of 5.20% to 6.45% Cumulative Preferred Stock of the Company. On December 7, 2016, the Company called for the redemption of its 6.45% Cumulative Preferred Stock, Series S, at its par value of $230.0 million. As of December 31, 2016, the Company reclassified the 6.45% Cumulative Preferred Stock, Series S, of $230.0 million from equity to liabilities as preferred stock called for redemption.

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

Common Officers and Directors with PS

Ronald L. Havner, Jr., Chairman of the Company, is also the Chairman of the Board of Directors of Trustee and Chief Executive Officer of PS. Joseph D. Russell, Jr. is a director of the Company and also President of PS. Gary E. Pruitt, an independent director of the Company, is also a trustee of PS. Other employees of PS render services to the Company pursuant to the cost sharing and administrative services agreement.

Property Management Services

The Company manages commercial properties owned by PS, which are generally adjacent to self-storage facilities, for a management fee equal to 5% of the gross revenues of such properties in addition to reimbursement of certain costs. The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenue derived from this management contract with PS totaled $518,000,  $540,000 and $660,000 for the years ended December 31, 2016,  2015 and 2014, respectively. As of December 31, 2016, the Company managed 684,000 rentable square feet on behalf of PS compared to 813,000 rentable square feet as of December 31, 2015.

PS also provides property management services for the self-storage component of two assets owned by the Company. These self-storage facilities, located in Palm Beach County, Florida, operate under the “Public Storage” name. Either the Company or PS can cancel the property management contract upon 60 days’ notice. Management fee expenses under the contract were $86,000, $79,000 and $70,000 for the years ended December 31, 2016,  2015 and 2014, respectively.

Management

Maria R. Hawthorne leads the Company’s senior management team.  Ms. Hawthorne became President and Chief Executive Officer of the Company beginning July 1, 2016.  Prior to July 1, 2016, Joseph D. Russell, Jr. was the Chief Executive Officer of the Company. The Company’s senior management includes: John W. Petersen, Executive Vice President and Chief Operating Officer; Edward A. Stokx, Executive Vice President and Chief Financial Officer; Christopher M. Auth, Vice President (Washington Metro Division); Trenton A. Groves, Vice President and Corporate Controller; Coby A. Holley, Vice President, Investments;  Robin E. Mather, Vice President, Business Development; Stuart H. Hutchison, Vice President (Southern California and Pacific Northwest Divisions); Eddie F. Ruiz, Vice President and Director of Facilities; Richard E. Scott, Vice President (Northern California Division); Eugene Uhlman, Vice President, Construction Management; and David A. Vicars, Vice President (Southeast Division, which includes Florida and Texas).

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

The Company believes that it has operated, and intends to continue to operate, in such a manner as to qualify as a REIT under the Code, but no assurance can be given that it will at all times so qualify. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the REIT taxable income that is distributed to its shareholders.

Operating Strategy

The Company believes its operating, acquisition and finance strategies combined with its diversified portfolio produces a low risk, stable growth business model. The Company’s primary objective is to grow shareholder value. Key elements of the Company’s growth strategy include:

Maximize Net Cash Flow of Existing Properties: The Company seeks to maximize the net cash flow generated by its properties by (i) maximizing average occupancy rates, (ii) achieving the highest possible levels of realized rent per occupied square foot, (iii) controlling its operating cost structure by improving operating efficiencies and economies of scale and (iv) minimizing recurring capital expenditures required to maintain and improve occupancy. The Company believes that its experienced property management personnel and comprehensive systems combined with focused economies of scale enhance the Company’s ability to meet these goals. The Company seeks to increase occupancy rates and realized rents per square foot by providing its field personnel with incentives to lease space to credit worthy tenants and to maximize the return on investment in each lease transaction.

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

Reduce Capital Expenditures and Increase Occupancy Rates by Providing Flexible Properties and Attracting a Diversified Tenant Base: By focusing on properties with easily reconfigurable space, the Company believes it can offer facilities that appeal to a wide range of potential tenants, which aids in reducing recurring capital expenditures associated with re-leasing space. The Company believes this property flexibility also allows it to better serve existing tenants by accommodating expansion and contraction needs. In addition, the Company believes that a diversified tenant base enables it to attract a greater number of potential users to its space which, combined with flexible parks, helps it maintain occupancy rates.

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

Financing Strategy

The Company’s primary objective in its financing strategy is to maintain financial flexibility and a low risk capital structure. Key elements of this strategy are:

Retain Operating Cash Flow: The Company seeks to retain significant funds (after funding its distributions and capital improvements) for additional investments. During the years ended December 31, 2016 and 2015, the Company distributed 41.4% and 31.7%, respectively, of its cash flow from operating activities computed in accordance with GAAP, and 57.7% and 46.1%, respectively, of its funds from operations (“FFO”) to common shareholders/unit holders. FFO is computed in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income, computed in accordance with U.S. generally accepted accounting principles (“GAAP”), before depreciation, amortization, gains or losses on asset dispositions, net income allocable to noncontrolling interests — common units, net income allocable to restricted stock unit holders, impairment charges and nonrecurring items. FFO is a non-GAAP financial measure and should be analyzed in conjunction with net income. However, FFO should not be viewed as a substitute for net income as a measure of operating performance or liquidity, as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results of operations. Other REITs may use different methods for calculating FFO and, accordingly, the Company’s FFO may not be comparable to other real estate companies’ FFO. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Non-GAAP Supplemental Disclosure Measure: Funds from Operations” for a reconciliation of FFO and net income allocable to common shareholders and for additional information on why the Company presents FFO.

Perpetual Preferred Stock/Units: The primary source of leverage in the Company’s capital structure is perpetual preferred stock or equivalent preferred units in the Operating Partnership. This method of financing reduces interest rate and refinancing risks as the dividend rate is fixed and the stated value or capital contribution is not required to be repaid. In addition, the consequences of defaulting on required preferred distributions are less severe than with debt. The preferred shareholders may elect two additional directors if six quarterly distributions go unpaid, whether or not consecutive.

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

Debt Financing: The Company, from time to time, has used debt financing to facilitate real estate acquisitions and other capital allocations. The primary source of debt the Company has historically relied upon to provide short-term capital is its $250.0 million unsecured line of credit (the “Credit Facility”). In addition, during 2011, in connection with its $520.0 million portfolio acquisition in Northern California, the Company obtained a $250.0 million unsecured three-year term loan and assumed a $250.0 million mortgage note. The unsecured three-year term loan was repaid in full during 2013 and the $250.0 million mortgage note was repaid in full on June  1, 2016. From time to time, the Company may also consider other sources of unsecured debt financing to meet its capital needs.

Access to Capital: The Company targets a minimum ratio of FFO to combined fixed charges and preferred distributions paid of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest while preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the year ended December 31, 2016, the FFO to combined fixed charges and preferred distributions paid ratio was 3.9 to 1.0, excluding the non-cash charge for the issuance costs related to the redemption of preferred equity. The Company believes that its financial position enables it to access capital to finance future growth. Subject to market conditions, the Company may add leverage to its capital structure.

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

Investments in Real Estate Facilities

As of December 31, 2016, the Company owned and operated 28.1 million rentable square feet comprised of 99 business parks in six states compared to 28.0 million rentable square feet at December 31, 2015.

Investment in and Advances to Unconsolidated Joint Venture

PSB holds a 95.0% interest in the Joint Venture with the remaining 5.0% held by the JV Partner. The JV Partner is responsible for the development and construction of the Project and through an affiliate will oversee the leasing and management of the Project as it is completed. The Project is expected to deliver its first completed units in the spring of 2017, with final completion of the Project expected in early 2018.

On October 5, 2015 (the “Contribution Date”), the Company contributed the site, along with capitalized improvements, to the Joint Venture. Subsequent to the Contribution Date, demolition, site preparation and construction commenced. The JV partner serves as the managing member, with mutual consent from both the Company and the managing member required for all significant decisions. As such, the Company accounts for its investment in the Joint Venture using the equity method.

Along with the equity capital the Company has committed to the Joint Venture, the Company has also agreed to provide the Joint Venture with a construction loan in the amount of $75.0 million. The Joint Venture will pay interest under the construction loan at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The loan will mature on April 5, 2019 with two one-year extension options. The Company has reflected the aggregate value of the contributed site, its’ equity contributions, capitalized interest and loan advances to date as investment in and advances to unconsolidated joint venture. The aggregate amount of development costs are estimated to be $105.6 million (excluding unrealized land appreciation), of which the Company is committed to funding $75.0 million through a construction loan in addition to capital contributions of $28.5 million, which includes a land basis of $15.3 million, to the Joint Venture.

The Company’s investment in and advances to unconsolidated joint venture was $67.2 million and $26.7 million as of December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, the Company made loan advances of $33.9 million, capital contributions of $5.7 million and capitalized $885,000 of interest.

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

Borrowings

On June 1, 2016, the Company repaid in full the $250.0 million mortgage note which had a fixed interest rate of 5.45%.  See Notes 6 and 7 to the consolidated financial statements included in this Form 10-K for a summary of the Company’s outstanding borrowings as of December 31, 2016.

The Company’s Credit Facility is with Wells Fargo Bank, National Association (“Wells Fargo”). Subsequent to December 31, 2016, the Company modified and extended the terms of its Credit Facility and the Company’s related guaranty.  The expiration date was extended from May 1, 2019 to January 10, 2022. The Credit Facility has a

borrowing limit of $250.0 million. The rate of interest charged on borrowings was modified to a rate ranging from the LIBOR plus 0.80% to LIBOR plus 1.55%, depending on the Company’s credit ratings. Currently, the Company’s rate under the  Credit Facility is LIBOR plus 0.825%, down from the previous rate of 0.875%. In addition, the Company is required to pay an annual facility fee ranging from 0.10% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). The Company had no balance outstanding on the Credit Facility at December 31, 2016 and 2015.  Subsequent to December 31, 2016, the Company had $85.0 million outstanding on the Credit Facility in conjunction to the redemption of its 6.45% Cumulative Preferred Stock, Series S. The Company had $539,000 and $769,000 of unamortized commitment fees as of December 31, 2016 and 2015, respectively. The Credit Facility requires the Company to meet certain covenants, all of which the Company was in compliance with at December 31, 2016. Interest on outstanding borrowings is payable monthly.

The Company has broad powers to borrow in furtherance of the Company’s objectives. The Company has incurred in the past, and may incur in the future, both short-term and long-term indebtedness to facilitate real estate acquisitions and other capital allocations.

Employees

As of December 31, 2016, the Company employed 157 individuals, primarily personnel engaged in property operations.

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

• compliance with federal, state and local laws and regulations;

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

We may encounter significant delays and expense in re-letting vacant space, or we may not be able to re-let space at existing rates, in each case resulting in losses of income: When leases expire, we may incur expenses in retrofitting space and we may not be able to re-lease the space on the same terms. Certain leases provide tenants with the right to terminate early if they pay a fee. As of December 31, 2016,  2,217 leases, representing 6.3 million, or 24.0% of the leased square footage of our total portfolio, or 22.6% of annualized rental income, are scheduled to expire in 2017. While we have estimated our cost of renewing leases that expire in 2017, our estimates could be wrong. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce our distributions to shareholders.

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

We may be adversely affected if casualties to our properties are not covered by insurance: While we maintain insurance coverage for the losses caused by earthquakes or hurricanes, we could suffer uninsured losses or losses in excess of our insurance policy limits for such occurrences. Approximately 39.9% of our properties are located in California and are generally in areas that are subject to risks of earthquake-related damage. In the event of an earthquake, hurricane or other natural disaster, we  would remain liable on any mortgage debt or other unsatisfied obligations related to that property.

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

Development of properties can subject us to risks: As of December 31, 2016, we have a joint venture development for the purpose of developing a 395-unit multi-family project. Developments of this nature are subject to a number of risks, including construction delays, complications in obtaining necessary zoning, occupancy and other governmental permits, cost overruns, problems with our joint venture partner, financing risks, and the possible inability to meet expected occupancy and rent levels. If any of these problems occur, development costs for a project may increase, and there may be costs incurred for projects that are not completed. As a result of the foregoing, some properties may be worth less or may generate less revenue than, or simply not perform as well as, we believed at the time of development, negatively affecting our operating results. Any of the foregoing risks could adversely affect our financial condition, operating results and cash flow, and our ability to pay dividends on, and the market price of, our stock. In addition, we may be unable to successfully integrate and effectively manage the properties we develop, which could adversely affect our results of operations.

Global economic conditions adversely affect our business, financial condition, growth and access to capital.

While there continues to be global economic uncertainty, United States unemployment levels and economic activity have improved.  Economic conditions in the markets where we operate facilities, and other events or factors could adversely affect demand for commercial real estate, which could adversely affect our business. To the extent that turmoil in the financial markets returns or intensifies, it has the potential to materially affect the value of our properties, the availability or the terms of financing and may impact the ability of our customers to enter into new leasing transactions or satisfy rental payments under existing leases. The volatility and duration of an economic recovery could also affect our operating results and financial condition as follows:

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

During 2016, we acquired two multi-tenant office buildings aggregating 226,000 square feet in Rockville, Maryland, for a purchase price of $13.3 million. The buildings are located within Shady Grove Executive Park, where we own three other buildings aggregating 352,000 square feet and we will continue to seek to acquire additional multi-tenant flex, industrial and office properties where they meet our criteria. Our belief, however, is subject to risks, uncertainties and other factors, many of which are forward-looking and are uncertain in nature or are beyond our control, including the risks that our acquisitions and developments may not perform as expected, we may be unable to quickly integrate new acquisitions and developments into our existing operations, and any costs to develop projects or redevelop acquired properties may exceed estimates. Further, we face significant competition for suitable acquisition properties from other real estate investors, including other publicly traded real estate investment trusts and private institutional investors. As a result, we may be unable to acquire additional properties we desire or the purchase price for desirable properties may be significantly increased.

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

We may need to borrow funds to meet our REIT distribution requirements: To qualify as a REIT, we must generally distribute to our shareholders 90% of our REIT taxable income. Our income consists primarily of our share of our Operating Partnership’s income. We intend to make sufficient distributions to qualify as a REIT and otherwise avoid corporate tax. However, differences in timing between income and expenses and the need to make nondeductible expenditures such as capital improvements and principal payments on debt could force us to borrow funds to make necessary shareholder distributions.

Subsequent to December 31, 2016, the Board of Directors of the Company (the “Board”) increased its quarterly dividend from $0.75 per common share to $0.85 per common share, increasing quarterly distributions by $3.4 million per quarter.

The Board will continue to evaluate our dividend rate in light of our actual and projected taxable income, liquidity requirements and other circumstances, and there can be no assurance that the future dividends declared by our Board will not differ materially.

Potential changes in tax laws could negatively impact us.

The Trump Administration and the Republican-led Congress are exploring potential changes to United States tax law, such as reducing income tax rates, reducing the deductibility of interest, changing the allowable recovery periods for acquired assets, and eliminating or limiting many other deductions and credits. These potential changes, and others we may not be aware of, could have negative impacts such as reducing the value of our common stock, reducing our access to capital, or making the acquisition of real estate assets less attractive. In response, we may need to take actions such as changing our sources of capital, revising our capital allocation and asset acquisition strategy, or reconsidering our status as a REIT. Such responses could be costly, reduce cash available for distributions to shareholders, and present certain business and tax risks. We cannot predict whether, when, or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted.

PS has significant influence over us.

As of December 31, 2016, PS owned 7.2 million shares of the Company’s common stock and 7.3 million common units of the Operating Partnership (100.0% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its partnership units, PS would own 42.0% (or 14.5 million shares) of the outstanding shares of the Company’s common stock at December 31, 2016.  In addition, the PS Business Parks name and logo are owned by PS and licensed to the Company under a non-exclusive, royalty-free license agreement. The license can be terminated by either party for any reason with six months written notice. Ronald L. Havner, Jr., the Company’s chairman, is also Chairman of the Board and Chief Executive Officer of PS. Joseph D. Russell, Jr. is a director and former Chief Executive Officer of the Company and also President of PS. Gary E. Pruitt, an independent director of the Company, is also a trustee of PS. Consequently, PS has the ability to significantly influence all matters submitted to a vote of our shareholders, including electing directors, changing our articles of incorporation, dissolving and approving other extraordinary transactions such as mergers, and all matters requiring the consent of the limited partners of the Operating Partnership. PS’s interest in such matters may differ from other shareholders. In addition, PS’s ownership may make it more difficult for another party to take over our Company without PS’s approval.

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

We are generally required under the Code to distribute at least 90% of our REIT taxable income. Because of this distribution requirement, we may not be able to fund future capital needs, including any necessary building and tenant improvements, from operating cash flow. Consequently, we may need to rely on third-party sources of capital to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, our current and expected future earnings, our cash flow, and the market price per share of our common stock. If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, satisfy any debt service obligations, or make cash distributions to shareholders.

We are subject to laws and governmental regulations and actions that affect our operating results and financial condition.

Our business is subject to regulation under a wide variety of U.S. federal, state and local laws, regulations and policies including those imposed by the SEC, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the New York Stock Exchange (the “NYSE”), as well as applicable local, state and national labor laws. Although we have policies and procedures designed to comply with applicable laws and regulations, failure to comply with the various laws and regulations may result in civil and criminal liability, fines and penalties, increased costs of compliance and restatement of our financial statements and could also affect the marketability of our real estate facilities.

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

Sales of substantial amounts of shares of our common stock in the public market (either by us or by PS), or issuances of shares of common stock in connection with redemptions of common units of our Operating Partnership, could adversely affect the market price of our common stock. The Company may seek to engage in common stock offerings in the future. Offerings of common stock, including by us in connection with portfolio or other property acquisitions or by PS in secondary offerings, and the issuance of common units of the Operating Partnership in exchange for shares of common stock, could have an adverse effect on the market price of the shares of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2016, the Company owned 99 business parks consisting of a geographically diverse portfolio of 28.1 million rentable square feet of commercial real estate which consists of 14.6 million square feet of flex space, 8.8 million square feet of industrial space and 4.7 million square feet of office space. The weighted average occupancy rate throughout 2016 was 94.0% and the realized rent per square foot was $14.61.

The following table reflects the geographical diversification of the 99 business parks owned by the Company as of December 31, 2016, the type of the rentable square footage and the weighted average occupancy rates throughout 2016 (except as set forth below, all of the properties are held in fee simple interest) (in thousands, except number of business parks):

						Weighted
	Number of					Average
	Business	Rentable Square Footage				Occupancy
State	Parks	Flex	Industrial	Office	Total	Rate
California	47	5,539	4,618	1,076	11,233	96.2%
Texas (1)	23	4,611	477	—	5,088	92.8%
Virginia	17	1,947	—	1,970	3,917	92.3%
Florida	3	1,074	2,780	12	3,866	94.0%
Maryland	6	970	—	1,608	2,578	86.2%
Washington	3	411	951	28	1,390	98.5%
Total	99	14,552	8,826	4,694	28,072	94.0%

____________

(1)	The Company owns two properties comprising of 232,000 square feet that are subject to ground leases in Las Colinas, Texas, expiring in 2019 and 2020, each with one 10-year extension option.

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

The Company evaluates the performance of its business parks primarily based on NOI. NOI is defined by the Company as rental income as defined by GAAP less cost of operations as defined by GAAP, excluding depreciation and amortization.  NOI is a non-GAAP financial measure that is often used by investors to determine the performance and value of commercial real estate.  Management believes NOI provides the most consistent measurement on a comparative basis of the performance of the commercial real estate and its contribution to the value of the Company.  Depreciation and amortization have been excluded from NOI as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. Following the table below, we have reconciled total NOI to net income, which we consider the most directly comparable financial measure calculated in accordance with GAAP. The following information illustrates adjusted rental income, adjusted cost of operations and NOI generated by the Company’s total portfolio in 2016,  2015 and 2014 by state and by property classifications. Assets disposed of or transferred to development are reflected as assets sold or held for development.

The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance in accordance with GAAP. In order to provide a meaningful period-to-period comparison,  adjusted rental income in the tables below exclude a  material lease buyout payment noted below and adjusted cost of operations exclude amortization of the Senior Management Long-Term Equity Incentive Plan (“LTEIP”) related to field leadership. The tables below also include a reconciliation of NOI to the most comparable amounts based on GAAP (in thousands):

	For the Year Ended December 31, 2016				For the Year Ended December 31, 2015				For the Year Ended December 31, 2014
	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total	Flex	Office	Industrial	Total
Adjusted Rental Income:
California	$80,698	$24,228	$42,436	$147,362	$76,883	$21,658	$38,917	$137,458	$69,606	$19,890	$37,291	$126,787
Texas	55,766	—	3,311	59,077	50,699	—	2,684	53,383	45,881	—	1,564	47,445
Virginia	32,390	43,895	—	76,285	32,249	44,948	—	77,197	32,108	45,571	—	77,679
Florida	13,073	245	24,835	38,153	12,677	169	22,553	35,399	12,180	285	21,538	34,003
Maryland	15,757	31,350	—	47,107	15,390	33,494	—	48,884	15,667	33,585	—	49,252
Washington	7,729	597	6,747	15,073	7,516	586	6,371	14,473	6,875	568	5,052	12,495
Assets sold or held for
development	—	3,286	—	3,286	2,711	3,630	—	6,341	22,223	6,371	—	28,594
Total	205,413	103,601	77,329	386,343	198,125	104,485	70,525	373,135	204,540	106,270	65,445	376,255
Adjusted Cost of Operations:
California	22,508	9,210	9,755	41,473	22,368	9,234	9,523	41,125	21,701	9,094	9,118	39,913
Texas	19,836	—	1,016	20,852	18,657	—	967	19,624	16,977	—	431	17,408
Virginia	9,764	15,730	—	25,494	9,615	15,497	—	25,112	9,483	15,395	—	24,878
Florida	3,871	69	6,638	10,578	4,016	95	6,774	10,885	3,895	120	6,491	10,506
Maryland	5,215	11,677	—	16,892	5,328	10,806	—	16,134	5,709	11,765	—	17,474
Washington	2,004	193	1,714	3,911	2,059	200	1,671	3,930	1,983	202	1,652	3,837
Assets sold or held for
development	—	905	—	905	1,242	702	—	1,944	8,823	1,909	—	10,732
Total	63,198	37,784	19,123	120,105	63,285	36,534	18,935	118,754	68,571	38,485	17,692	124,748
NOI:
California	58,190	15,018	32,681	105,889	54,515	12,424	29,394	96,333	47,905	10,796	28,173	86,874
Texas	35,930	—	2,295	38,225	32,042	—	1,717	33,759	28,904	—	1,133	30,037
Virginia	22,626	28,165	—	50,791	22,634	29,451	—	52,085	22,625	30,176	—	52,801
Florida	9,202	176	18,197	27,575	8,661	74	15,779	24,514	8,285	165	15,047	23,497
Maryland	10,542	19,673	—	30,215	10,062	22,688	—	32,750	9,958	21,820	—	31,778
Washington	5,725	404	5,033	11,162	5,457	386	4,700	10,543	4,892	366	3,400	8,658
Assets sold or held for
development	—	2,381	—	2,381	1,469	2,928	—	4,397	13,400	4,462	—	17,862
Total	$142,215	$65,817	$58,206	$266,238	$134,840	$67,951	$51,590	$254,381	$135,969	$67,785	$47,753	$251,507

The following table reconciles NOI to net income as determined by GAAP (in thousands):

	For The Years Ended December 31,
	2016	2015	2014
Total NOI	$266,238	$254,381	$251,507
Other income and (expenses):
Lease buyout payment(1)	528	—	—
LTEIP amortization:
Cost of operations	(3,003)	(2,470)	(2,623)
General and administrative	(6,758)	(5,766)	(4,802)
Facility management fees	518	540	660
Other income and (expenses)	(4,949)	(12,740)	(13,221)
Depreciation and amortization	(99,486)	(105,394)	(110,357)
Adjusted general and administrative(2)	(7,776)	(7,816)	(8,487)
Acquisition transaction costs	(328)	—	(350)
Gain on sale of real estate facilities	—	28,235	92,373
Net income	$144,984	$148,970	$204,700

____________

(1)	Represents a material lease buyout payment recorded in 2016 associated with a 58,000 square foot lease in Northern Virginia.
(2)	Adjusted general and administrative expenses exclude LTEIP amortization and acquisition transaction costs.

Portfolio Information

The table below sets forth information with respect to occupancy and rental rates of the Company’s total portfolio for each of the last five years, including discontinued operations:

	2016 (1)	2015	2014	2013 (1)	2012 (1)
Weighted average occupancy rate	94.0%	92.8%	91.3%	89.9%	89.4%
Realized rent per square foot	$14.61	$14.27	$14.00	$13.91	$14.05

____________

(1)	Excludes material lease buyout payments of $528,000, $2.3 million and $1.8 million for the years ended December 31, 2016, 2013 and 2012, respectively.

The following table sets forth the lease expirations for all operating assets as of December 31, 2016 (dollars and square feet in thousands):

Lease Expirations as of December 31, 2016

				Percent of
		Rentable Square	Annualized Rental	Annualized Rental
	Number of	Footage Subject to	Income Under	Income Represented
Year of Lease Expiration	Tenants	Expiring Leases	Expiring Leases	by Expiring Leases
2017	2,217	6,346	$92,499	22.6%
2018	1,360	6,029	95,187	23.2%
2019	677	5,301	77,784	19.0%
2020	316	3,409	50,482	12.3%
2021	225	2,138	32,568	8.0%
2022	50	1,226	22,204	5.4%
2023	24	707	10,226	2.5%
2024	11	509	8,345	2.0%
2025	18	472	11,379	2.8%
2026	16	160	4,160	1.0%
Thereafter	7	169	4,823	1.2%
Total	4,921	26,466	$409,657	100.0%

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of the Registrant’s Common Equity:

The common stock of the Company trades on the NYSE under the symbol PSB. The following table sets forth the high and low sales prices of the common stock on the NYSE for the applicable periods:

	Range		Dividends
Three Months Ended	High	Low	Declared
March 31, 2015	$88.92	$76.93	$0.50
June 30, 2015	$84.25	$71.14	$0.50
September 30, 2015	$79.95	$70.15	$0.60
December 31, 2015	$90.25	$77.00	$0.60

March 31, 2016	$102.52	$81.27	$0.75
June 30, 2016	$106.17	$94.88	$0.75
September 30, 2016	$117.00	$104.44	$0.75
December 31, 2016	$117.35	$102.32	$0.75

Holders:

As of February 20, 2017, there were 315 holders of record of the common stock.

Dividends:

Holders of common stock are entitled to receive distributions when, as and if declared by our Board out of any funds legally available for that purpose. The Company is required to distribute at least 90% of its REIT taxable income prior to the filing of the Company’s tax return to maintain its REIT status for federal income tax purposes. It is management’s intention to pay distributions of not less than these required amounts.

Subsequent to December 31, 2016, the Board increased its quarterly dividend from $0.75 per common share to $0.85 per common share, increasing quarterly distributions by $3.4 million per quarter.

The Board has established a distribution policy intended to maximize the retention of operating cash flow and distribute the amount required for the Company to maintain its tax status as a REIT.

Issuer Repurchases of Equity Securities:

The Board previously authorized the repurchase, from time to time, of up to 6.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions. During the three months ended December 31, 2016, there were no shares of the Company’s common stock repurchased. As of December 31, 2016, the Company has 1,614,721 shares available for repurchase under the program. The program does not expire. Purchases will be made subject to market conditions and other investment opportunities available to the Company.

Securities Authorized for Issuance Under Equity Compensation Plans:

The equity compensation plan information is provided in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial and operating information on a historical basis of the Company. The following information should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in this Form 10-K.

	For The Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Revenues:
Rental income	$386,871	$373,135	$376,255	$359,246	$346,548
Facility management fees	518	540	660	639	649
Total operating revenues	387,389	373,675	376,915	359,885	347,197
Expenses:
Cost of operations	123,108	121,224	127,371	114,831	114,108
Depreciation and amortization	99,486	105,394	110,357	108,917	109,398
General and administrative	14,862	13,582	13,639	5,312	8,919
Total operating expenses	237,456	240,200	251,367	229,060	232,425
Other income and (expenses):
Interest and other income	715	590	372	1,485	241
Interest and other expenses	(5,664)	(13,330)	(13,593)	(16,166)	(20,618)
Total other income and (expenses)	(4,949)	(12,740)	(13,221)	(14,681)	(20,377)
Gain on sale of real estate facilities	—	28,235	92,373	—	—
Income from continuing operations	144,984	148,970	204,700	116,144	94,395
Discontinued operations:
Income from discontinued operations (1)	—	—	—	—	42
Gain on sale of real estate facilities	—	—	—	—	935
Total discontinued operations	—	—	—	—	977
Net income	$144,984	$148,970	$204,700	$116,144	$95,372

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$16,955	$18,495	$30,729	$12,952	$5,970
Noncontrolling interests — preferred units	—	—	—	—	323
Total net income allocable to noncontrolling interests	16,955	18,495	30,729	12,952	6,293
Net income allocable to PS Business Parks, Inc.:
Preferred shareholders	64,588	61,885	60,488	59,216	69,136
Restricted stock unit holders	569	299	329	125	138
Common shareholders	62,872	68,291	113,154	43,851	19,805
Total net income allocable to PS Business Parks, Inc.	128,029	130,475	173,971	103,192	89,079
Net income	$144,984	$148,970	$204,700	$116,144	$95,372

	For The Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Per Common Share:
Cash Distributions (2)	$3.00	$2.20	$4.75	$1.76	$1.76
Net income — basic	$2.32	$2.53	$4.21	$1.77	$0.82
Net income — diluted	$2.31	$2.52	$4.19	$1.77	$0.81
Weighted average common shares — basic	27,089	26,973	26,899	24,732	24,234
Weighted average common shares — diluted	27,179	27,051	27,000	24,833	24,323
Balance Sheet Data:
Total assets	$2,119,371	$2,186,658	$2,227,114	$2,238,559	$2,151,817
Total debt	$—	$250,000	$250,000	$250,000	$468,102
Preferred stock called for redemption	$230,000	$—	$—	$—	$—
Equity:
PS Business Parks, Inc.'s shareholders' equity:
Preferred stock	$879,750	$920,000	$995,000	$995,000	$885,000
Common stock	$733,509	$740,496	$718,281	$722,941	$560,689
Noncontrolling interests:
Common units	$197,455	$200,103	$194,928	$196,699	$168,572
Other Data:
Net cash provided by operating activities	$250,507	$238,839	$228,180	$222,680	$209,576
Net cash (used in) provided by investing activities	$(85,008)	$3,131	$113,188	$(172,872)	$(105,729)
Net cash used in financing activities	$(225,782)	$(205,525)	$(220,382)	$(31,210)	$(95,944)
Square footage owned at the end of period	28,072	27,969	28,550	29,740	28,208

____________

(1)

Prior to the adoption of the new guidance for reporting discontinued operations and disposal of components of an entity, the operating results from assets classified as properties held for disposition prior to December 31, 2013 are included in discontinued operations for the years ended December 31, 2012 and 2013. Subsequent to the adoption, the operating results from assets sold after January 1, 2014 are included in income from continuing operations.

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

Overview

All operating metrics discussed in this section as of and for the years ended December 31, 2016,  2015 and 2014 exclude assets sold or held for development. Management believes excluding the results of such assets provides the most relevant perspective on the ongoing operations of the Company. Please refer to “Item 15. Exhibits and Financial Statement Schedules” for financial metrics that include results from assets sold or held for development.

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

During 2016, the Company executed leases comprising 7.6 million square feet of space including 5.1 million square feet of renewals of existing leases and 2.5 million square feet of new leases. Overall, the change in rental rates for the Company continued to improve. See further discussion of operating results below.

Critical Accounting Policies and Estimates:

Our accounting policies are described in Note 2 to the consolidated financial statements included in this Form 10-K. We believe our most critical accounting policies relate to revenue recognition, property acquisitions, allowance for doubtful accounts, impairment of long-lived assets, depreciation, accruals of operating expenses and accruals for contingencies, each of which are more fully discussed below.

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

Allowance for Doubtful Accounts: Rental revenue from our tenants is our principal source of revenue. Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes and other expenses recoverable from tenants. Deferred rent receivable represents the amount that the cumulative straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement. We monitor the collectability of our receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, we maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make contractual rent payments to us. Tenant receivables and deferred rent receivable are carried net of the allowances for uncollectible tenant receivables and deferred rent. Determination of the adequacy of these allowances requires significant judgments and estimates, and our evaluation of the adequacy of the allowance for uncollectible current tenant receivables and deferred rent receivable are performed using a methodology that incorporates specific identification, aging analysis, an overall evaluation of the historical loss trends and the current economic and business environment.

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

Effect of Economic Conditions on the Company’s Operations: Throughout 2016,  most markets continued to reflect favorable conditions allowing for stable to improving occupancy as well as increasing rental rates.  With the exception of the Virginia and Maryland markets, new rental rates for the Company improved over expiring rental rates on executed leases as economic conditions and tenant demand remained healthy.  The Virginia and Maryland markets continue to experience soft market conditions as evidenced by continued pressure on occupancy and rental rates. In these markets, rental rates on executed leases declined 7.2% and 5.7%, respectively, over expiring rents for the year ended December 31, 2016. Given lease expirations of 925,000 square feet in Virginia and 334,000 square feet in Maryland through December 31, 2017,  the Company may continue to experience a decrease in rental income in these markets.

Tenant Credit Risk: The Company historically has experienced a low level of write-offs of uncollectable rents, but there is inherent uncertainty in a tenant’s ability to continue paying rent and meet its full lease obligation. The table below summarizes the impact to the Company from tenants’ inability to pay rent or continue to meet their lease obligations (in thousands):

	For The Years Ended December 31,
	2016	2015	2014
Annual write-offs of uncollectible rent	$855	$919	$1,101
Annual write-offs as a percentage of rental income	0.2%	0.2%	0.3%
Square footage of leases terminated prior to their scheduled expiration
due to business failures/bankruptcies	378	473	362
Accelerated depreciation and amortization related to unamortized tenant
improvements and lease commissions associated with early terminations	$747	$539	$460

As of February 20,  2017, the Company had 64,000 square feet of leased space occupied by three tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, tenants contact us, requesting early termination of their lease, reductions in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.

Company Performance and Effect of Economic Conditions on Primary Markets: During the year ended December 31, 2016, initial rental rates on new and renewed leases within the Company’s total portfolio increased 5.3% over expiring rents, an improvement from the year ended December 31, 2015, in which initial rental rates on new and renewed leases increased 4.4%. The Company’s Same Park (defined below) occupancy rate at December 31, 2016 was 95.0%, compared to 94.7% at December 31, 2015. The Company’s total portfolio occupancy rate at December 31, 2016 was 94.4% compared to 94.8% at December 31, 2015. The decrease is tied to the September 2016 acquisition of two buildings in Maryland comprising 226,000 square feet that were 18.5% leased at December 31, 2016.  The Company’s operations are substantially concentrated in eight regions. Each of the eight regions in which the Company owns assets is subject to its own unique market influences. See “Supplemental Property Data and Trends” below for more information on regional operating data.

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

On September 28, 2016, the Company acquired two multi-tenant office buildings aggregating 226,000 square feet in Rockville, Maryland, for a purchase price of $13.3 million. The buildings, which were 18.5% leased at the time of acquisition, are located within Shady Grove Executive Park, where the Company owns three other buildings aggregating 352,000 square feet, which were 85.2% leased as of December 31, 2016.

As of December 31, 2016, the blended occupancy rate of the six assets acquired during 2014 and 2016,  which comprise the 904,000 square feet of Non-Same Park portfolio (defined below), was 76.9% compared to a blended occupancy rate of 39.7% at the time of acquisition. As of December 31, 2016, the Company had 209,000 square feet of vacant space spread over these acquisitions, which we believe provides the Company with the opportunity to generate additional rental income given that the Company’s Same Park assets in these same submarkets have a weighted average occupancy of 95.1% at December 31, 2016. The table below contains the assets acquired during 2014 and 2016 (dollars and square feet in thousands):

			Purchase	Square	Occupancy at	Occupancy at
Property	Date Acquired	Location	Price	Feet	Acquisition	December 31, 2016
Shady Grove	September, 2016	Rockville, Maryland	$13,250	226	18.5%	18.5%
Charcot Business Park II	December, 2014	San Jose, California	16,000	119	96.7%	98.3%
McNeil 1	November, 2014	Austin, Texas	10,550	246	53.3%	100.0%
Springlake Business Center II	August, 2014	Dallas, Texas	5,148	145	35.4%	85.4%
Arapaho Business Park 9	July, 2014	Dallas, Texas	1,134	19	100.0%	91.5%
MICC — Center 23	July, 2014	Miami, Florida	12,725	149	0.0%	100.0%
Total			$58,807	904	39.7%	76.9%

As of November 1, 2016, the Company transferred a 123,000 square foot building located in Tysons, Virginia to land and building held for development.

During 2015, the Company completed the sale of assets in Tempe, Arizona, Sacramento, California, Milwaukie, Oregon and Redmond, Washington. The assets sold aggregated 574,000 square feet and generated net proceeds of $55.2 million, which resulted in an aggregate gain of $28.2 million.

During 2014, the Company sold five business parks aggregating 1.9 million square feet and 11.5 acres of land in non-strategic markets, including Portland, Oregon and Phoenix, Arizona, for net proceeds of $212.2 million, which resulted in a gain of $92.4 million.

PSB holds a 95.0% interest in the Joint Venture with the remaining 5.0% held by the JV Partner. The aggregate amount of development costs are estimated to be $105.6 million (excluding unrealized land appreciation), of which the Company is committed to funding $75.0 million through a construction loan. The Company’s investment in and advances to unconsolidated joint venture was $67.2 million as of December 31, 2016. The Project is expected to deliver its first completed units in the spring of 2017, with final completion of the Project expected in early 2018.

Scheduled Lease Expirations: In addition to the 1.6 million square feet, or 5.6%, of vacancy in our total portfolio as of December 31, 2016,  2,217 leases, representing 6.3 million square feet, or 24.0% of the leased square footage of our total portfolio are scheduled to expire in 2017. Our ability to re-lease available space will depend upon market conditions in the specific submarkets in which our properties are located. As a result, we cannot predict with certainty the rate at which expiring leases will be re-leased.

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

To present comparative results, for the purpose of computing NOI, the tables below exclude amortization of the Senior Management Long-Term Equity Incentive Plan (“LTEIP”) for the years ended December 31, 2016, 2015 and 2014.

Concentration of Portfolio by Region: The table below reflects the Company’s square footage based on regional concentration as of December 31, 2016. As part of the table below, we have reconciled total NOI to net income (in thousands):

		Percent of
	Square	Square	2016	Percent
Region	Footage	Footage	NOI	of NOI
California
Northern California	7,245	25.7%	$63,776	24.2%
Southern California	3,988	14.2%	42,113	16.0%
Texas
Northern Texas	3,125	11.1%	20,245	7.7%
Southern Texas	1,963	7.0%	17,980	6.8%
Virginia	3,917	14.0%	50,791	19.2%
Florida	3,866	13.8%	27,575	10.4%
Maryland	2,578	9.2%	30,215	11.5%
Washington	1,390	5.0%	11,162	4.2%
Total	28,072	100.0%	$263,857	100.0%

Reconciliation of NOI to net income

Total NOI			$263,857
Other income and (expenses):
NOI from assets sold or held for development			2,381
Lease buyout payment			528
LTEIP amortization:
Cost of operations			(3,003)
General and administrative			(6,758)
Facility management fees			518
Other income and (expenses)			(4,949)
Depreciation and amortization			(99,486)
Adjusted general and administrative			(7,776)
Acquisition transaction costs			(328)
Net income			$144,984

Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of December 31, 2016.  The Company analyzes this concentration to minimize significant industry exposure risk.

Percent of
Annualized
Industry	Rental Income
Business services	18.5%
Warehouse, distribution, transportation and logistics	10.6%
Health services	10.0%
Computer hardware, software and related services	9.8%
Government	8.0%
Retail, food, and automotive	7.3%
Engineering and construction	6.9%
Insurance and financial services	4.2%
Electronics	3.1%
Home furnishings	3.1%
Aerospace/defense products and services	2.8%
Communications	2.2%
Educational services	1.7%
Other	11.8%
Total	100.0%

The information below depicts the Company’s top 10 customers by annualized rental income as of December 31, 2016 (in thousands):

			Percent of
		Annualized	Annualized
Tenants	Square Footage	Rental Income (1)	Rental Income
US Government	692	$17,725	4.6%
Lockheed Martin Corporation	168	4,524	1.2%
Kaiser Permanente	158	4,142	1.1%
Keeco, L.L.C.	460	3,527	0.9%
Luminex Corporation	185	3,239	0.8%
MAXIMUS, Inc.	102	2,062	0.5%
KZ Kitchen Cabinet & Stone	181	1,985	0.5%
Investorplace Media, LLC	46	1,802	0.5%
Inova Health Care Services	63	1,779	0.5%
Kuehne + Nagel, Inc.	163	1,675	0.4%
Total	2,218	$42,460	11.0%

____________

(1)	For leases expiring prior to December 31, 2017, annualized rental income represents income to be received under existing leases from January 1, 2017 through the date of expiration.

Comparison of 2016 to 2015

Results of Operations: Net income for the year ended December 31, 2016 was $145.0 million compared to $149.0 million for the year ended December 31, 2015. Net income allocable to common shareholders for the year ended December 31, 2016 was $62.9 million compared to $68.3 million for the year ended December 31, 2015. Net income per common share on a diluted basis was $2.31 for the year ended December 31, 2016 compared to $2.52 for the year ended December 31, 2015 (based on weighted average diluted common shares outstanding of 27,179,000 and 27,051,000, respectively). The decrease in net income allocable to common shareholders was primarily due to gain on sale of assets reported in 2015 partially offset by an increase in overall NOI and lower interest expense in 2016.

In order to evaluate the performance of the Company’s portfolio over comparable periods, management analyzes the operating performance of properties owned and operated throughout both periods (herein referred to as “Same Park”). The Same Park portfolio includes all operating properties acquired prior to January 1, 2014. Operating properties acquired subsequently are referred to as “Non-Same Park.” For the years ended December 31, 2016 and 2015, the Same Park facilities constitute 27.2 million rentable square feet, representing 96.8% of the 28.1 million square feet in the Company’s total portfolio as of December 31, 2016.

The following table presents the operating results of the Company’s properties for the years ended December 31, 2016 and 2015 in addition to other income and expenses items affecting net income (in thousands, except per square foot data):

	For The Years Ended
	December 31,
	2016	2015	Change
Adjusted rental income:
Same Park (27.2 million rentable square feet)	$376,023	$361,510	4.0%
Non-Same Park (904,000 rentable square feet)	7,034	5,284	33.1%
Total adjusted rental income (1)	383,057	366,794	4.4%
Adjusted cost of operations:
Same Park	116,803	114,675	1.9%
Non-Same Park	2,397	2,135	12.3%
Total adjusted cost of operations (2)	119,200	116,810	2.0%
Net operating income:
Same Park	259,220	246,835	5.0%
Non-Same Park	4,637	3,149	47.3%
Total net operating income	263,857	249,984	5.5%
Other income and (expenses):
NOI from assets sold or held for development (1) (2)	2,381	4,397	(45.8%)
Lease buyout payment	528	—	100.0%
LTEIP amortization:
Cost of operations	(3,003)	(2,470)	21.6%
General and administrative	(6,758)	(5,766)	17.2%
Facility management fees	518	540	(4.1%)
Other income and (expenses)	(4,949)	(12,740)	(61.2%)
Depreciation and amortization	(99,486)	(105,394)	(5.6%)
Adjusted general and administrative (3)	(7,776)	(7,816)	(0.5%)
Acquisition transaction costs	(328)	—	(100.0%)
Gain on sale of real estate facilities	—	28,235	(100.0%)
Net income	$144,984	$148,970	(2.7%)

Same Park gross margin (4)	68.9%	68.3%	0.9%
Same Park weighted average occupancy	94.1%	93.1%	1.1%
Non-Same Park weighted average occupancy	89.8%	80.8%	11.1%
Same Park realized rent per square foot (5)	$14.71	$14.29	2.9%

____________

(1)

Adjusted rental income excludes a material lease buyout payment of $528,000 recorded in 2016 and rental income from assets sold or held for development of $3.3 million and $6.3 million for the years ended December 31, 2016 and 2015, respectively.

(2)

Adjusted cost of operations excludes LTEIP amortization of $3.0 million and $2.5 million for the years ended December 31, 2016 and 2015, respectively, as well as, cost of operations from assets sold or held for development of $905,000 and $1.9 million for the years ended December 31, 2016 and 2015, respectively.

(3)

Adjusted general and administrative expenses exclude LTEIP amortization of $6.8 million and $5.8 million for the years ended December 31, 2016 and 2015, respectively, as well as, acquisition transaction costs of $328,000 recorded during 2016.

(4)	Computed by dividing Same Park NOI by Same Park adjusted rental income.
(5)	Represents the annualized Same Park adjusted rental income earned per occupied square foot. 29

Rental Income: Rental income increased $13.7 million, or 3.7%, from $373.1 million for the year ended December 31, 2015 to $386.9 million for the year ended December 31, 2016. For comparative purposes, management has adjusted rental income for a material lease buyout payment of $528,000 recorded in 2016 and rental income from assets sold or held for development of $3.3 million and $6.3 million for the years ended December 31, 2016 and 2015, respectively. Adjusted rental income increased $16.3 million from $366.8 million for the year ended December 31, 2015 to $383.1 million for the year ended December 31, 2016 as a result of an increase in the Same Park portfolio of $14.5 million, or 4.0%, combined with a $1.8 million, or 33.1%, increase from Non-Same Park facilities. The Same Park increase was due to increases in occupancy and executed rental rates.

Facility Management Fees: Facility management fees, derived from PS, account for a small portion of the Company’s revenues. During the year ended December 31, 2016, $518,000 of revenue was recognized from facility management fees compared to $540,000 for the year ended December 31, 2015.

Cost of Operations: Cost of operations increased $1.9 million, or 1.6%,  from $121.2 million for the year ended December 31, 2015 to $123.1 million for the year ended December 31, 2016. For comparative purposes, management has adjusted cost of operations for LTEIP amortization of $3.0 million and $2.5 million for the years ended December 31, 2016 and 2015, respectively, as well as, cost of operations from assets sold or held for development of $905,000 and $1.9 million for the years ended December 31, 2016 and 2015, respectively. Adjusted cost of operations increased $2.4 million, or 2.0%, from $116.8 million for the year ended December 31, 2015 to $119.2 million for the year ended December 31, 2016 as a result of increases in the Same Park portfolio of $2.1 million, or 1.9% and Non-Same Park facilities of $262,000, or 12.3%. This Same Park increase was due to increases in property taxes and repairs and maintenance costs partially offset by a decrease in compensation expense.

Depreciation and Amortization Expense: Depreciation and amortization expense was $99.5 million for the year ended December 31, 2016 compared to $105.4 million for the year ended December 31, 2015. The decrease in depreciation and amortization expense was due to a reduction in capital expenditure additions combined with assets being fully depreciated.

General and Administrative Expenses: For the year ended December 31, 2016, general and administrative expenses increased $1.3 million, or 9.4%, over 2015. For comparative purposes, management has adjusted general and administrative expenses for LTEIP amortization of $6.8 million for the year ended December 31, 2016 and $5.8 million for the year ended December 31, 2015, as well as, acquisition transaction costs of $328,000 recorded in 2016. The increase in the LTEIP amortization was primarily due to a net non-cash stock compensation charge of $2.0 million recorded in 2016 related to a change in senior management and the future issuances of restricted stock units our former Chief Executive Officer will receive under the Company’s LTEIP. Adjusted general and administrative expenses decreased $40,000, or 0.5%, resulting from a decrease in compensation expense.

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $17.0 million and $18.5 million of allocated income to common unit holders for the years December 31, 2016 and 2015, respectively. The decrease was primarily the result of the gain on sale of real estate facilities recognized in 2015 partially offset by an increase in overall NOI.

Supplemental Property Data and Trends: NOI is summarized for the years ended December 31, 2016 and 2015 by region below. See Item 2, “Properties” above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following table summarizes the Same Park and Non-Same Park operating results by region for the years ended December 31, 2016 and 2015. In addition, the table reflects the comparative impact on the overall adjusted rental income, adjusted cost of operations and NOI from properties that have been acquired since January 1, 2014, and the impact of such is included in Non-Same Park facilities in the table below. As part of the table below, we have reconciled total NOI to net income (in thousands):

	Adjusted	Adjusted		Adjusted	Adjusted
	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	December 31,	December 31,	Increase	December 31,	December 31,	Increase	December 31,	December 31,	Increase
Region	2016	2015	(Decrease)	2016	2015	(Decrease)	2016	2015	(Decrease)

Same Park
Northern California	$84,337	$76,943	9.6%	$22,074	$21,791	1.3%	$62,263	$55,152	12.9%
Southern California	60,967	58,621	4.0%	18,854	18,797	0.3%	42,113	39,824	5.7%
Northern Texas	30,093	29,510	2.0%	10,849	10,550	2.8%	19,244	18,960	1.5%
Southern Texas	25,779	21,714	18.7%	8,797	7,918	11.1%	16,982	13,796	23.1%
Virginia	76,285	77,197	(1.2%)	25,494	25,112	1.5%	50,791	52,085	(2.5%)
Florida	36,678	34,168	7.3%	10,221	10,443	(2.1%)	26,457	23,725	11.5%
Maryland	46,811	48,884	(4.2%)	16,603	16,134	2.9%	30,208	32,750	(7.8%)
Washington	15,073	14,473	4.1%	3,911	3,930	(0.5%)	11,162	10,543	5.9%
Total Same Park	376,023	361,510	4.0%	116,803	114,675	1.9%	259,220	246,835	5.0%
Non-Same Park
Northern California	2,058	1,894	8.7%	545	537	1.5%	1,513	1,357	11.5%
Northern Texas	1,517	1,065	42.4%	516	535	(3.6%)	1,001	530	88.9%
Southern Texas	1,688	1,094	54.3%	690	621	11.1%	998	473	111.0%
Florida	1,475	1,231	19.8%	357	442	(19.2%)	1,118	789	41.7%
Maryland	296	—	100.0%	289	—	100.0%	7	—	100.0%
Total Non-Same Park	7,034	5,284	33.1%	2,397	2,135	12.3%	4,637	3,149	47.3%
Total	$383,057	$366,794	4.4%	$119,200	$116,810	2.0%	$263,857	$249,984	5.5%

Reconciliation of NOI to net income

Total NOI							$263,857	$249,984	5.5%
Other income and (expenses):
NOI from assets sold or held for development							2,381	4,397	(45.8%)
Lease buyout payment							528	—	100.0%
LTEIP amortization:
Cost of operations							(3,003)	(2,470)	21.6%
General and administrative							(6,758)	(5,766)	17.2%
Facility management fees							518	540	(4.1%)
Other income and (expenses)							(4,949)	(12,740)	(61.2%)
Depreciation and amortization							(99,486)	(105,394)	(5.6%)
Adjusted general and administrative							(7,776)	(7,816)	(0.5%)
Acquisition transaction costs							(328)	—	(100.0%)
Gain on sale of real estate facilities							—	28,235	(100.0%)
Net income							$144,984	$148,970	(2.7%)

The following table summarizes Same Park weighted average occupancy rates and realized rent per square foot by region for the years ended December 31, 2016 and 2015.  Realized rent per square foot for Virginia and Total Same Park excludes a material lease buyout payment of $528,000 for the year ended December 31, 2016.

	Weighted Average Occupancy Rates			Realized Rent Per Square Foot
Region	2016	2015	Change	2016	2015	Change

Northern California	96.8%	95.8%	1.0%	$12.23	$11.27	8.5%
Southern California	95.1%	93.7%	1.5%	$16.09	$15.69	2.5%
Northern Texas	90.0%	88.4%	1.8%	$11.28	$11.27	0.1%
Southern Texas	97.3%	93.0%	4.6%	$15.43	$13.60	13.5%
Virginia	92.3%	91.3%	1.1%	$21.10	$21.57	(2.2%)
Florida	93.8%	93.7%	0.1%	$10.52	$9.81	7.2%
Maryland	87.8%	89.6%	(2.0%)	$22.65	$23.19	(2.3%)
Washington	98.5%	96.8%	1.8%	$11.01	$10.76	2.3%
Total Same Park	94.1%	93.1%	1.1%	$14.71	$14.29	2.9%

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

For the years ended December 31, 2015 and 2014, the Same Park facilities constitute 27.2 million rentable square feet, representing 97.1% of the 28.0 million square feet in the Company’s total portfolio as of December 31, 2015.

The following table presents the operating results of the Company’s properties for the years ended December 31, 2015 and 2014 in addition to other income and expenses items affecting net income (in thousands, except per square foot data):

	For The Years Ended
	December 31,
	2015	2014	Change
Adjusted rental income:
Same Park (27.2 million rentable square feet)	$361,510	$347,263	4.1%
Non-Same Park (678,000 rentable square feet)	5,284	398	1,227.6%
Total adjusted rental income (1)	366,794	347,661	5.5%
Adjusted cost of operations:
Same Park	114,675	113,420	1.1%
Non-Same Park	2,135	596	258.2%
Total adjusted cost of operations (2)	116,810	114,016	2.5%
Net operating income:
Same Park	246,835	233,843	5.6%
Non-Same Park	3,149	(198)	(1,690.4%)
Total net operating income	249,984	233,645	7.0%
Other income and (expenses):
NOI from assets sold or held for development (1) (2)	4,397	17,862	(75.4%)
LTEIP amortization:
Cost of operations	(2,470)	(2,623)	(5.8%)
General and administrative	(5,766)	(4,802)	20.1%
Facility management fees	540	660	(18.2%)
Other income and (expenses)	(12,740)	(13,221)	(3.6%)
Depreciation and amortization	(105,394)	(110,357)	(4.5%)
Adjusted general and administrative (3)	(7,816)	(8,487)	(7.9%)
Acquisition transaction costs	—	(350)	(100.0%)
Gain on sale of real estate facilities	28,235	92,373	(69.4%)
Net income	$148,970	$204,700	(27.2%)

Same Park gross margin (4)	68.3%	67.3%	1.5%
Same Park weighted average occupancy	93.1%	91.6%	1.6%
Non-Same Park weighted average occupancy	80.8%	37.0%	118.4%
Same Park realized rent per square foot (5)	$14.29	$13.95	2.4%

____________

(1)	Adjusted rental income excludes rental income from assets sold or held for development of $6.3 million and $28.6 million for the years ended December 31, 2015 and 2014, respectively.
(2)

Adjusted cost of operations excludes LTEIP amortization of $2.5 million and $2.6 million for the years ended December 31, 2015 and 2014, respectively, as well as, cost of operations from assets sold or held for development of $1.9  million and $10.7 million for the years ended December 31, 2015 and 2014, respectively.

(3)

Adjusted general and administrative expenses exclude LTEIP amortization of $5.8 million and $4.8 million for the years ended December 31, 2015 and 2014, respectively, as well as, acquisition transaction costs of $350,000 recorded during 2014.

(4)	Computed by dividing Same Park NOI by Same Park adjusted rental income.
(5)	Represents the annualized Same Park adjusted rental income earned per occupied square foot.

Rental Income:  Rental income decreased $3.1 million from $376.3 million for the year ended December 31, 2014 to $373.1 million for the year ended December 31, 2015. For comparative purposes, management has adjusted rental income for rental income from assets sold or held for development of $6.3 million and $28.6 million for the years ended December 31, 2015 and 2014, respectively. Adjusted rental income increased $19.1 million from $347.7 million for the year ended December 31, 2014 to $366.8 million for the year ended December 31, 2015 as a result of an increase from the Same Park portfolio of $14.2 million, or 4.1%, combined with a $4.9 million increase from Non-Same Park facilities. The Same Park increase was due to increases in occupancy and executed rental rates, while the Non-Same Park increase was due to a combination of an increase in occupancy and the acquisition of additional parks during the latter half of 2014.

Facility Management Fees: Facility management fees, derived from PS, account for a small portion of the Company’s revenues. During the year ended December 31, 2015, $540,000 of revenue was recognized from facility management fees compared to $660,000 for the year ended December 31, 2014.

Cost of Operations: Cost of operations decreased $6.1 million from $127.4  million for the year ended December 31, 2014 to $121.2 million for the year ended December 31, 2015. For comparative purposes, management has adjusted cost of operations for LTEIP amortization of $2.5 million and $2.6 million for the years ended December 31, 2015 and 2014, respectively, as well as, cost of operations from assets sold or held for development of $1.9 million and $10.7 million for the years ended December 31, 2015 and 2014, respectively. Adjusted cost of operations increased $2.8 million, or 2.5%, from $114.0 million for the year ended December 31, 2014 to $116.8 million for the year ended December 31, 2015 as a result of an increase in the Non-Same Park facilities of $1.5 million combined with an increase in the Same Park portfolio of $1.3 million, or 1.1%. The increase in Same Park cost of operations was a result of increases in repairs and maintenance costs and property taxes driven by higher assessed values partially offset by lower utility costs.

Depreciation and Amortization Expense: Depreciation and amortization expense was $105.4 million for the year ended December 31, 2015 compared to $110.4 million for the year ended December 31, 2014. The decrease in depreciation and amortization expense was due to the disposition of assets, partially offset by 2014 acquisitions.

General and Administrative Expenses: General and administrative expenses decreased $57,000 to $13.6 million for the year ended December 31, 2015. For comparative purposes, management has adjusted general and administrative expenses for LTEIP amortization of $5.8 million and $4.8 million for the years ended December 31, 2015 and 2014, respectively, as well as, acquisition transaction costs of $350,000 recorded during 2014. Adjusted general and administrative expenses decreased $671,000, or 7.9%, for the year ended December 31, 2015 over the same period in 2014 as a result of non-cash expense of $840,000 relating to adjustments made to outstanding stock options in December, 2014 in connection with the special cash dividend, as well as an adjustment to shares to be granted to directors upon retirement in 2014.

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in the Operating Partnership that are not owned by the Company. Net income allocable to noncontrolling interests was $18.5 million and $30.7 million of allocated income to common unit holders for the years ended December 31, 2015 and 2014, respectively. The decrease was primarily due to higher gain on sale of assets reported in 2014 (gain on sale of real estate facilities was $28.2 million in 2015 compared to $92.4 million in 2014) partially offset with an increase in NOI.

Supplemental Property Data and Trends: NOI is summarized for the years ended December 31, 2015 and 2014 by region below. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following table summarizes the Same Park and Non-Same Park operating results by region for the years ended December 31, 2015 and 2014. In addition, the table reflects the comparative impact on the overall adjusted rental income, adjusted cost of operations and NOI from properties that have been acquired since January 1, 2014, and the impact of such is included in Non-Same Park facilities in the table below. As part of the table below, we have reconciled total NOI to net income (in thousands):

	Adjusted	Adjusted		Adjusted	Adjusted
	Rental	Rental		Cost of	Cost of
	Income	Income		Operations	Operations		NOI	NOI
	December 31,	December 31,	Increase	December 31,	December 31,	Increase	December 31,	December 31,	Increase
Region	2015	2014	(Decrease)	2015	2014	(Decrease)	2015	2014	(Decrease)

Same Park
Northern California	$76,943	$71,917	7.0%	$21,791	$20,870	4.4%	$55,152	$51,047	8.0%
Southern California	58,621	54,864	6.8%	18,797	19,043	(1.3%)	39,824	35,821	11.2%
Northern Texas	29,510	27,096	8.9%	10,550	10,323	2.2%	18,960	16,773	13.0%
Southern Texas	21,714	20,040	8.4%	7,918	6,736	17.5%	13,796	13,304	3.7%
Virginia	77,197	77,679	(0.6%)	25,112	24,878	0.9%	52,085	52,801	(1.4%)
Florida	34,168	33,920	0.7%	10,443	10,259	1.8%	23,725	23,661	0.3%
Maryland	48,884	49,252	(0.7%)	16,134	17,474	(7.7%)	32,750	31,778	3.1%
Washington	14,473	12,495	15.8%	3,930	3,837	2.4%	10,543	8,658	21.8%
Total Same Park	361,510	347,263	4.1%	114,675	113,420	1.1%	246,835	233,843	5.6%
Non-Same Park
Northern California	1,894	6	31,466.7%	537	—	100.0%	1,357	6	22,516.7%
Northern Texas	1,065	237	349.4%	535	277	93.1%	530	(40)	(1,425.0%)
Southern Texas	1,094	72	1,419.4%	621	72	762.5%	473	—	100.0%
Florida	1,231	83	1,383.1%	442	247	78.9%	789	(164)	(581.1%)
Total Non-Same Park	5,284	398	1,227.6%	2,135	596	258.2%	3,149	(198)	(1,690.4%)
Total	$366,794	$347,661	5.5%	$116,810	$114,016	2.5%	$249,984	$233,645	7.0%

Reconciliation of NOI to net income

Total NOI							$249,984	$233,645	7.0%
Other income and (expenses):
NOI from assets sold or held for development							4,397	17,862	(75.4%)
LTEIP amortization:
Cost of operations							(2,470)	(2,623)	(5.8%)
General and administrative							(5,766)	(4,802)	20.1%
Facility management fees							540	660	(18.2%)
Other income and (expenses)							(12,740)	(13,221)	(3.6%)
Depreciation and amortization							(105,394)	(110,357)	(4.5%)
Adjusted general and administrative							(7,816)	(8,487)	(7.9%)
Acquisition transaction costs							—	(350)	(100.0%)
Gain on sale of real estate facilities							28,235	92,373	(69.4%)
Net income							$148,970	$204,700	(27.2%)

The following table summarizes Same Park weighted average occupancy rates and realized rent per square foot by region for the years ended December 31, 2015 and 2014.

	Weighted Average Occupancy Rates			Realized Rent Per Square Foot
Region	2015	2014	Change	2015	2014	Change

Northern California	95.8%	94.2%	1.7%	$11.27	$10.71	5.2%
Southern California	93.7%	92.4%	1.4%	$15.69	$14.89	5.4%
Northern Texas	88.4%	85.0%	4.0%	$11.27	$10.76	4.7%
Southern Texas	93.0%	94.8%	(1.9%)	$13.60	$12.31	10.5%
Virginia	91.3%	90.0%	1.4%	$21.57	$22.04	(2.1%)
Florida	93.7%	95.9%	(2.3%)	$9.81	$9.51	3.2%
Maryland	89.6%	87.8%	2.1%	$23.19	$23.86	(2.8%)
Washington	96.8%	85.8%	12.8%	$10.76	$10.42	3.3%
Total Same Park	93.1%	91.6%	1.6%	$14.29	$13.95	2.4%

Liquidity and Capital Resources

Cash and cash equivalents decreased $60.3 million from $188.9 million at December 31, 2015 to $128.6 million at December 31, 2016 for the reasons noted below.

Net cash provided by operating activities for the years ended December 31, 2016 and 2015 was $250.5 million and $238.8 million, respectively. The increase of $11.7 million in net cash provided by operating activities was primarily due to an increase in NOI. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital expenditures, debt service requirements and distributions to shareholders for the foreseeable future.

Net cash used in investing activities was $85.0 million for the year ended December 31, 2016 compared to net cash provided by investing activities of $3.1 million for the year ended December 31, 2015.  The change was primarily due to net proceeds of $55.2 million received from assets sold in 2015 combined with a $34.9 million increase in cash investment in the Joint Venture and $12.6 million acquisition in Rockville, Maryland, in 2016. This change was partially offset by a decrease in cash paid related to capital improvements.

Net cash used in financing activities was $225.8 million and $205.5 million for the years ended December 31, 2016 and 2015, respectively. The change was primarily due to repayment of mortgage note payable of $250.0 million in 2016 combined with an increase in distributions paid to common shareholders and unit holders of $27.8 million ($3.00 per share in 2016 compared to $2.20 in 2015). This change was also impacted by net preferred equity transactions of $258.3 million resulting from the issuance of preferred equity of $183.3 million in 2016 and the redemption of preferred equity of $75.0 million in 2015.

As described in Item 1, “Business — Borrowings,” the Company repaid in full the $250.0 million mortgage note in 2016. The Company had no balance outstanding on its $250.0 million Credit Facility at December 31, 2016 and 2015. Subsequent to December 31, 2016, the Company had $85.0 million outstanding on the Credit Facility in conjunction to the redemption of its 6.45% Cumulative Preferred Stock, Series S. See Notes 6 and 7 to the consolidated financial statements included in this Form 10-K for a summary of the Company’s outstanding borrowings as of December 31, 2016.

The Company’s preferred equity outstanding decreased from 22.0% of its market capitalization during the year ended December 31, 2015 to 21.7% at December 31, 2016 primarily due to an increase in stock price from $87.43 at December 31, 2015 to $116.52 at December 31, 2016 combined with the repayment of the $250.0 million mortgage note. The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding debt and (3) the total number of common shares and common units outstanding at December 31, 2016 multiplied by the closing price of the stock on that date.

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

Redemption of Preferred Stock: On December 7, 2016, the Company called for the redemption of its 6.45% Cumulative Preferred Stock, Series S, at its par value of $230.0 million and subsequently completed the redemption on January 18, 2017. The Company reported non-cash distributions of $7.3 million, representing the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the year ended December 31, 2016. As of December 31, 2016, the Company reclassified the 6.45% Cumulative Preferred Stock, Series S, of $230.0 million from equity to liabilities as preferred stock called for redemption.

On October 15, 2015, the Company completed the redemption of its 6.875% Cumulative Preferred Stock, Series R, at its par value of $75.0 million. The Company reported non-cash distributions of $2.5 million, representing the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the year ended December 31, 2015.

Repurchase of Common Stock: No shares of common stock were repurchased under the board approved common stock repurchase program during the years ended December 31, 2016 or 2015.

Mortgage Note Repayment: On June 1, 2016, the Company repaid in full a $250.0 million mortgage note which had a fixed interest rate of 5.45%.

Investment in and Advances to Unconsolidated Joint Venture: The aggregate amount of development costs are estimated to be $105.6 million (excluding unrealized land appreciation), of which the Company is committed to funding $75.0 million through a construction loan in addition to capital contributions of $28.5 million, which includes a land basis of $15.3 million, to the Joint Venture. The Company’s investment in and advances to unconsolidated joint venture was $67.2 million and $26.7 million as of December 31, 2016 and 2015, respectively.  For the year ended December 31, 2016, the Company made loan advances of $33.9 million, capital contributions of $5.7 million and capitalized $885,000 of interest.

Prior to the Contribution Date, the Company capitalized $2.8 million to the Project, of which $813,000 was related to capitalized interest from January 1, 2015 through October 5, 2015. Subsequent to the Contribution Date, the Company made capital contributions of $5.2 million and capitalized $346,000 of interest on its investment in the Joint Venture from October 6, 2015 through December 31, 2015. The Company made no loan advances to the Joint Venture in 2015.

At December 31, 2014, the land and capitalized development costs were $18.4 million for the Project. For the year ended December 31, 2014, the Company capitalized $2.2 million to the Project, of which $944,000 was related to capitalized interest.

Capital Expenditures: The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the years ended December 31, 2016,  2015 and 2014, the Company expended $31.0 million,  $39.8 million and $47.2 million, respectively, in recurring capital expenditures, or $1.10,  $1.41 and $1.59 per weighted average square foot owned, respectively. Tenant improvements exclude tenant reimbursements of $5.4 million, $3.1 million and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Nonrecurring capital improvements include property renovations and expenditures related to repositioning acquisitions.

The following table depicts capital expenditures (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Recurring capital expenditures
Capital improvements	$8,336	$8,136	$8,664
Tenant improvements	16,086	22,705	27,824
Lease commissions	6,530	9,005	10,684
Total recurring capital expenditures	30,952	39,846	47,172
Nonrecurring capital improvements	925	3,808	4,614
Total capital expenditures	$31,877	$43,654	$51,786

Capital expenditures on a per square foot owned basis are as follows:

	For the Years Ended December 31,
	2016	2015	2014
Recurring capital expenditures
Capital improvements	$0.30	$0.29	$0.29
Tenant improvements	0.57	0.80	0.94
Lease commissions	0.23	0.32	0.36
Total recurring capital expenditures	1.10	1.41	1.59
Nonrecurring capital improvements	0.03	0.13	0.16
Total capital expenditures	$1.13	$1.54	$1.75

For the year ended December 31, 2016,  recurring capital expenditures decreased $8.9 million, or 22.3%, over 2015 primarily due to lower tenant improvement costs and continued efforts to reduce capital expenditures.

Distributions: The Company has elected and intends to qualify as a REIT for federal income tax purposes. In order to maintain its status as a REIT, the Company must meet, among other tests, sources of income, share ownership and certain asset tests. As a REIT, the Company is not taxed on that portion of its taxable income that is distributed to its shareholders provided that at least 90% of its REIT taxable income is distributed to its shareholders prior to the filing of its tax return.

Subsequent to December 31, 2016, the Board increased its quarterly dividend from $0.75 per common share to $0.85 per common share, increasing quarterly distributions by $3.4 million per quarter.

The Company paid distributions of $138.6 million  ($57.3 million to preferred shareholders and $81.3 million to common shareholders), $118.8 million ($59.4 million to preferred shareholders and $59.4 million to common shareholders) and $188.3 million ($60.5 million to preferred shareholders and $127.8 million to common shareholders) during the years ended December 31, 2016, 2015 and 2014, respectively. All of these distributions were REIT qualifying distributions.

The Board will continue to evaluate our dividend rate in light of our actual and projected taxable income, liquidity requirements and other circumstances, and there can be no assurance that the future dividends declared by our Board will not differ materially.

The Company’s funding strategy has been to primarily use permanent capital, including common and preferred stock, along with internally generated retained cash flows to meet its liquidity needs. In addition, the Company may sell properties that no longer meet its investment criteria. From time to time, the Company may use its Credit Facility or other forms of debt to facilitate real estate acquisitions or other capital allocations. For the year ended December 31, 2016, the earnings to combined fixed charges and preferred distributions coverage ratio was 2.1 to 1.0. The Company targets a minimum ratio of FFO to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest while preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the year ended December 31, 2016, the FFO to combined fixed charges and preferred distributions coverage ratio was 3.9 to 1.0, excluding the non-cash charge for the issuance costs related to the redemption of preferred equity.

Non-GAAP Supplemental Disclosure Measure: FFO: Management believes that FFO and FFO, as adjusted are useful supplemental measures of the Company’s operating performance. The Company computes FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income, computed in accordance with GAAP, before depreciation, amortization, gains or losses on asset dispositions, net income allocable to noncontrolling interests — common units, net income allocable to restricted stock unit holders, impairment charges and nonrecurring items. Management believes that FFO provides a useful measure of the Company’s operating performance and when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income.

FFO and FFO, as adjusted should be analyzed in conjunction with net income. However, FFO and FFO, as adjusted should not be viewed as substitutes for net income as measures of operating performance or liquidity, as they do not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially affect the Company’s results of operations.

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

FFO for the Company is computed as follows (in thousands, except per share data):

	For The Years Ended December 31,
	2016	2015	2014	2013	2012
Net income allocable to common shareholders	$62,872	$68,291	$113,154	$43,851	$19,805
Gain on sale of land and real estate facilities	—	(28,235)	(92,373)	—	(935)
Depreciation and amortization (1)	99,486	105,394	110,357	108,917	109,494
Net income allocable to noncontrolling interests —
common units holders	16,955	18,495	30,729	12,952	5,970
Net income allocable to restricted stock unit holders	569	299	329	125	138
FFO allocable to common and dilutive shares	179,882	164,244	162,196	165,845	134,472
FFO allocated to noncontrolling interests —
common units holders	(37,871)	(34,853)	(34,586)	(37,755)	(31,041)
FFO allocated to restricted stock unit holders	(1,576)	(701)	(256)	(264)	(455)
FFO allocated to common shares	$140,435	$128,690	$127,354	$127,826	$102,976

Weighted average common shares outstanding	27,089	26,973	26,899	24,732	24,234
Weighted average common operating partnership
units outstanding	7,305	7,305	7,305	7,305	7,305
Weighted average restricted stock units outstanding	290	130	69	51	107
Weighted average common share equivalents outstanding	90	78	101	101	89
Total common and dilutive shares	34,774	34,486	34,374	32,189	31,735

Net income per common share — diluted	$2.31	$2.52	$4.19	$1.77	$0.81
Gain on sale of land and real estate facilities (2)	—	(0.82)	(2.68)	—	(0.03)
Depreciation and amortization (2)	2.86	3.06	3.21	3.38	3.46
FFO per common and dilutive shares, as reported (2)	$5.17	$4.76	$4.72	$5.15	$4.24

____________

(1)	Includes depreciation from discontinued operations.
(2)	Per share amounts are computed using additional dilutive shares related to noncontrolling interests and restricted stock units.

The following table reconciles reported FFO to FFO, as adjusted,  which excludes material lease buyout payments, a net non-cash stock compensation charge of $2.0 million, acquisition transaction costs,  the impact of non-cash distributions related to the redemption of preferred equity and gain on sale of ownership interest in STOR-Re  on the Company’s FFO per common and dilutive share for the years ended December 31, 2012 through December 31, 2016.

	For The Years Ended December 31,
	2016	2015	2014	2013	2012
FFO allocable to common and dilutive shares, as reported	$179,882	$164,244	$162,196	$165,845	$134,472
Lease buyout payments	(528)	—	—	(2,252)	(1,783)
LTEIP modification due to change in senior management	2,018	—	—	—	—
Acquisition transaction costs	328	—	350	854	350
Non-cash distributions related to the redemption of
preferred equity	7,312	2,487	—	—	17,316
Gain on sale of ownership interest in STOR-Re	—	—	—	(1,144)	—
FFO allocable to common and dilutive shares, as adjusted	$189,012	$166,731	$162,546	$163,303	$150,355

FFO per common and dilutive share, as reported	$5.17	$4.76	$4.72	$5.15	$4.24
Lease buyout payments	(0.01)	—	—	(0.07)	(0.06)
LTEIP modification due to change in senior management	0.06	—	—	—	—
Acquisition transaction costs	0.01	—	0.01	0.03	0.01
Non-cash distributions related to the redemption of
preferred equity	0.21	0.07	—	—	0.55
Gain on sale of ownership interest in STOR-Re	—	—	—	(0.04)	—
FFO per common and dilutive share, as adjusted	$5.44	$4.83	$4.73	$5.07	$4.74

FFO allocable to common and dilutive shares, as adjusted, increased $22.3 million for the year ended December 31, 2016 compared to 2015. The increase was due to an increase in NOI and a decrease in interest expense partially offset by non-cash distributions related to the redemption of preferred equity.

Related Party Transactions: As of December 31, 2016, PS owned 7.2 million shares of the Company’s common stock and 7.3 million common units of the Operating Partnership (100.0% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its common partnership units, PS would own 42.0% (or 14.5 million shares) of the outstanding shares of the Company’s common stock at December 31, 2016.  Ronald L. Havner, Jr., the Company’s chairman, is also the Chairman of the Board, Chief Executive Officer of PS. Joseph D. Russell, Jr. is a director of the Company and also President of PS. Gary E. Pruitt, an independent director of the Company, is also a trustee of PS.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space.  The administrative services include investor relations, legal, lease administration, corporate tax and information systems, which were allocated between the Company and PS in accordance with a methodology intended to fairly allocate those costs. For the year ended December 31, 2016 the costs allocated to the Company totaled $493,000 and costs allocated to PS totaled $38,000.  In addition, the Company provides property management services for properties owned by PS for a management fee equal to 5% of the gross revenues of such properties in addition to reimbursement of certain costs. These management fee revenues recognized under a  management contract with PS totaled $518,000 in 2016. PS also provides property management services for the self-storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contract with PS totaled $86,000 for the year ended December 31, 2016.

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

Contractual Obligations: The Company does not have any contractual obligations that have or are reasonably likely to have a material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

The Company is scheduled to pay cash dividends of $51.1 million per year on its preferred equity outstanding as of December 31, 2016. Dividends are paid when and if declared by the Company’s Board and accumulate if not paid. Shares of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. The Company had no debt outstanding as of as of December 31, 2016.

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. See Notes 2, 6 and 7 to the consolidated financial statements included in this Form 10-K for additional information regarding the terms, valuations and approximate principal maturities of the Company’s indebtedness, including the Credit Facility. Based on borrowing rates currently available to the Company, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company at December 31, 2016 and 2015 and for the years ended December 31, 2016,  2015 and 2014 and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Schedules in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2016, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level. The Company also has an investment in an unconsolidated joint venture and because we do not control the joint venture, our disclosure controls and procedures with respect to such joint venture are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PS Business Parks, Inc.

We have audited PS Business Parks, Inc.’s internal control over financial reporting as of  December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  PS Business Parks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PS Business Parks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 24, 2017

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement to be filed in connection with the annual shareholders’ meeting to be held in 2017 (the “Proxy Statement”) under the caption “Election of Directors.”

The following is a biographical summary of the executive officers of the Company:

Maria R. Hawthorne, age 57, was named Chief Executive Officer and elected as a Director of the Company in July, 2016. Ms. Hawthorne was promoted to President in August, 2015 and continues to serves as President of the Company. Ms. Hawthorne most recently served as Executive Vice President, Chief Administrative Officer of the Company from July, 2013 to July, 2015. Ms. Hawthorne served as Executive Vice President, East Coast from February, 2011 to July, 2013. Ms. Hawthorne was Senior Vice President from March, 2004 to February, 2011, with responsibility for property operations on the East Coast, which includes Northern Virginia, Maryland and South Florida. From June, 2001 through March, 2004, Ms. Hawthorne was Vice President of the Company, responsible for property operations in Virginia. From July, 1994 to June, 2001, Ms. Hawthorne was a Regional Manager of the Company in Virginia. From August, 1988 to July, 1994, Ms. Hawthorne was a General Manager, Leasing Director and Property Manager for American Office Park Properties. Ms. Hawthorne earned a Bachelor of Arts Degree in International Relations from Pomona College.

John W. Petersen, age 53, has been Executive Vice President and Chief Operating Officer since he joined the Company in December, 2004. Prior to joining the Company, Mr. Petersen was Senior Vice President, San Jose Region, for Equity Office Properties from July, 2001 to December, 2004, responsible for 11.3 million square feet of multi-tenant office, industrial and R&D space in Silicon Valley. Prior to EOP, Mr. Petersen was Senior Vice President with Spieker Properties, from 1995 to 2001 overseeing the growth of that company’s portfolio in San Jose, through acquisition and development of nearly three million square feet. Mr. Petersen is a graduate of The Colorado College in Colorado Springs, Colorado, and was recently the President of National Association of Industrial and Office Parks, Silicon Valley Chapter.

Edward A. Stokx, age 51, a certified public accountant, has been Chief Financial Officer and Secretary of the Company since December, 2003 and Executive Vice President since March, 2004. Mr. Stokx has overall responsibility for the Company’s finance and accounting functions. In addition, he has responsibility for executing the Company’s financial initiatives. Mr. Stokx joined Center Trust, a developer, owner, and operator of retail shopping centers in 1997. Prior to his promotion to Chief Financial Officer and Secretary in 2001, he served as Senior Vice President, Finance and Controller. After Center Trust’s merger in January, 2003 with another public REIT, Mr. Stokx provided consulting services to various entities. Prior to joining Center Trust, Mr. Stokx was with Deloitte and Touche from 1989 to 1997, with a focus on real estate clients. Mr. Stokx earned a Bachelor of Science degree in Accounting from Loyola Marymount University.

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

The following table sets forth information as of December 31, 2016 on the Company’s equity compensation plans:

	(a)		(b)		(c)
	Number of		Weighted		Number of Securities
	Securities to be		Average		Remaining Available for
	Issued Upon		Exercise Price of		Future Issuance under
	Exercise of		Outstanding		Equity Compensation
	Outstanding		Options,		Plans (Excluding
	Options, Warrants		Warrants and		Securities Reflected in
Plan Category	and Rights		Rights		Column (a))
Equity compensation plans approved by security holders	374,348		$64.92		1,160,152
Equity compensation plans not approved by security holders	—		—		—
Total	374,348	*	$64.92	*	1,160,152	*

____________

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PS Business Parks, Inc.

We have audited the accompanying consolidated balance sheets of PS Business Parks, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Business Parks, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PS Business Parks, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 24, 2017

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Item 15(a)(1) and Item 15(a)(2))

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In thousands, except share data)
ASSETS

Cash and cash equivalents	$128,629	$188,912

Real estate facilities, at cost:
Land	789,531	793,569
Buildings and improvements	2,226,881	2,215,515
	3,016,412	3,009,084
Accumulated depreciation	(1,159,808)	(1,082,603)
	1,856,604	1,926,481
Land and building held for development	27,028	6,081
	1,883,632	1,932,562
Investment in and advances to unconsolidated joint venture	67,190	26,736
Rent receivable, net	1,945	2,234
Deferred rent receivable, net	29,770	28,327
Other assets	8,205	7,887
Total assets	$2,119,371	$2,186,658

LIABILITIES AND EQUITY

Accrued and other liabilities	$78,657	$76,059
Preferred stock called for redemption	230,000	—
Mortgage note payable	—	250,000
Total liabilities	308,657	326,059
Commitments and contingencies
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
35,190 and 36,800 shares issued and outstanding at
December 31, 2016 and 2015, respectively	879,750	920,000
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,138,138 and 27,034,073 shares issued and outstanding at
December 31, 2016 and 2015, respectively	271	269
Paid-in capital	733,671	722,009
Cumulative net income	1,502,643	1,375,421
Cumulative distributions	(1,503,076)	(1,357,203)
Total PS Business Parks, Inc.’s shareholders’ equity	1,613,259	1,660,496
Noncontrolling interests:
Common units	197,455	200,103
Total noncontrolling interests	197,455	200,103
Total equity	1,810,714	1,860,599
Total liabilities and equity	$2,119,371	$2,186,658

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Revenues:
Rental income	$386,871	$373,135	$376,255
Facility management fees	518	540	660
Total operating revenues	387,389	373,675	376,915
Expenses:
Cost of operations	123,108	121,224	127,371
Depreciation and amortization	99,486	105,394	110,357
General and administrative	14,862	13,582	13,639
Total operating expenses	237,456	240,200	251,367
Other income and (expenses):
Interest and other income	715	590	372
Interest and other expenses	(5,664)	(13,330)	(13,593)
Total other income and (expenses)	(4,949)	(12,740)	(13,221)
Gain on sale of real estate facilities	—	28,235	92,373
Net income	$144,984	$148,970	$204,700

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$16,955	$18,495	$30,729
Total net income allocable to noncontrolling interests	16,955	18,495	30,729
Net income allocable to PS Business Parks, Inc.:
Preferred shareholders	64,588	61,885	60,488
Restricted stock unit holders	569	299	329
Common shareholders	62,872	68,291	113,154
Total net income allocable to PS Business Parks, Inc.	128,029	130,475	173,971
Net income	$144,984	$148,970	$204,700

Net income per common share:
Basic	$2.32	$2.53	$4.21
Diluted	$2.31	$2.52	$4.19

Weighted average common shares outstanding:
Basic	27,089	26,973	26,899
Diluted	27,179	27,051	27,000

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

								Total PS
								Business Parks,
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity	Interests	Equity
	(In thousands, except share data)
Balances at December 31, 2013	39,800	$995,000	26,849,822	$267	$699,314	$1,070,975	$(1,047,615)	$1,717,941	$196,699	$1,914,640
Issuance of common stock in connection
with stock-based compensation	—	—	69,339	1	3,053	—	—	3,054	—	3,054
Stock compensation, net	—	—	—	—	8,842	—	—	8,842	—	8,842
Net income	—	—	—	—	—	173,971	—	173,971	30,729	204,700
Distributions:
Preferred stock	—	—	—	—	—	—	(60,488)	(60,488)	—	(60,488)
Common stock	—	—	—	—	—	—	(127,838)	(127,838)	—	(127,838)
Noncontrolling interests	—	—	—	—	—	—	—	—	(34,701)	(34,701)
Adjustment to noncontrolling interests
in underlying operating partnership	—	—	—	—	(2,201)	—	—	(2,201)	2,201	—
Balances at December 31, 2014	39,800	995,000	26,919,161	268	709,008	1,244,946	(1,235,941)	1,713,281	194,928	1,908,209
Redemption of preferred stock,
net of issuance costs	(3,000)	(75,000)	—	—	2,487	—	(2,487)	(75,000)	—	(75,000)
Issuance of common stock in connection
with stock-based compensation	—	—	114,912	1	5,088	—	—	5,089	—	5,089
Stock compensation, net	—	—	—	—	8,178	—	—	8,178	—	8,178
Net income	—	—	—	—	—	130,475	—	130,475	18,495	148,970
Distributions:
Preferred stock	—	—	—	—	—	—	(59,398)	(59,398)	—	(59,398)
Common stock	—	—	—	—	—	—	(59,377)	(59,377)	—	(59,377)
Noncontrolling interests	—	—	—	—	—	—	—	—	(16,072)	(16,072)
Adjustment to noncontrolling interests
in underlying operating partnership	—	—	—	—	(2,752)	—	—	(2,752)	2,752	—
Balances at December 31, 2015	36,800	920,000	27,034,073	269	722,009	1,375,421	(1,357,203)	1,660,496	200,103	1,860,599
Cumulative effect of a change in
accounting principle (Note 11)	—	—	—	—	807	(807)	—	—	—	—
Issuance of preferred stock,
net of issuance costs	7,590	189,750	—	—	(6,434)	—	—	183,316	—	183,316
Redemption of preferred stock,
net of issuance costs	(9,200)	(230,000)	—	—	7,312	—	(7,312)	(230,000)	—	(230,000)
Issuance of common stock in connection
with stock-based compensation	—	—	104,065	2	3,886	—	—	3,888	—	3,888
Stock compensation, net	—	—	—	—	8,404	—	—	8,404	—	8,404
Net income	—	—	—	—	—	128,029	—	128,029	16,955	144,984
Distributions:
Preferred stock	—	—	—	—	—	—	(57,276)	(57,276)	—	(57,276)
Common stock	—	—	—	—	—	—	(81,285)	(81,285)	—	(81,285)
Noncontrolling interests	—	—	—	—	—	—	—	—	(21,916)	(21,916)
Adjustment to noncontrolling interests
in underlying operating partnership	—	—	—	—	(2,313)	—	—	(2,313)	2,313	—
Balances at December 31, 2016	35,190	$879,750	27,138,138	$271	$733,671	$1,502,643	$(1,503,076)	$1,613,259	$197,455	$1,810,714

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$144,984	$148,970	$204,700
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	99,486	105,394	110,357
In-place lease adjustment	(520)	(1,251)	(901)
Tenant improvement reimbursements, net of lease incentives	(1,666)	(1,861)	(1,580)
Gain on sale of real estate facilities	—	(28,235)	(92,373)
Stock compensation	10,913	9,245	9,580
Decrease (increase) in receivables and other assets	(2,022)	(989)	792
Increase (decrease) in accrued and other liabilities	(668)	7,566	(2,395)
Total adjustments	105,523	89,869	23,480
Net cash provided by operating activities	250,507	238,839	228,180
Cash flows from investing activities:
Capital expenditures to real estate facilities	(31,877)	(43,654)	(51,786)
Capital expenditures to land and building held for development	(49)	(2,809)	(2,189)
Investment in and advances to unconsolidated joint venture	(40,454)	(5,566)	—
Acquisition of real estate facilities	(12,628)	—	(45,021)
Proceeds from sale of real estate facilities	—	55,160	212,184
Net cash (used in) provided by investing activities	(85,008)	3,131	113,188
Cash flows from financing activities:
Proceeds from the exercise of stock options	3,888	5,089	3,054
Redemption of preferred stock	—	(75,000)	—
Cash paid for taxes in lieu of shares upon vesting of restricted stock units	(1,940)	(767)	(409)
Cash paid to restricted stock unit holders	(569)	—	—
Distributions paid to preferred shareholders	(57,276)	(59,398)	(60,488)
Distributions paid to common shareholders	(81,285)	(59,377)	(127,838)
Distributions paid to noncontrolling interests	(21,916)	(16,072)	(34,701)
Borrowings on credit facility	116,000	—	—
Repayment of borrowings on credit facility	(116,000)	—	—
Repayment of mortgage note payable	(250,000)	—	—
Net proceeds from the issuance of preferred stock	183,316	—	—
Net cash used in financing activities	(225,782)	(205,525)	(220,382)
Net (decrease) increase in cash and cash equivalents	(60,283)	36,445	120,986
Cash and cash equivalents at the beginning of the period	188,912	152,467	31,481
Cash and cash equivalents at the end of the period	$128,629	$188,912	$152,467

Supplemental disclosures:
Interest paid	$7,395	$14,197	$14,200

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2016	2015	2014
	(In thousands)

Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests — common units	$2,313	$2,752	$2,201
Paid-in capital	$(2,313)	$(2,752)	$(2,201)
Non-cash distributions related to the redemption of preferred stock:
Paid-in capital	$7,312	$2,487	$—
Cumulative distributions	$(7,312)	$(2,487)	$—
Preferred stock called for redemption:
Preferred stock called for redemption and reclassified to liabilities	$230,000	$—	$—
Preferred stock called for redemption and reclassified from equity	$(230,000)	$—	$—
Transfer to land and building held for development:
Land	$(9,676)	$—	$—
Buildings and improvements	$(19,092)	$—	$—
Accumulated depreciation	$7,870	$—	$—
Land and building held for development	$20,898	$—	$—
Cumulative effect of a change in accounting principle (Note 11):
Paid-in capital	$807	$—	$—
Cumulative net income	$(807)	$—	$—
Transfer to investment in and advances to unconsolidated joint venture:
Land and building held for development	$—	$(21,170)	$—
Investment in and advances to unconsolidated joint venture	$—	$21,170	$—

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

1. Organization and description of business

Organization

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of December 31, 2016, PSB owned 77.9% of the common partnership units (the “common partnership units”) of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units are owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and its subsidiaries, including the Operating Partnership, are collectively referred to as the “Company.” Assuming issuance of the Company’s common stock upon redemption of its common partnership units, PS would own 42.0% (or 14.5 million shares) of the outstanding shares of the Company’s common stock.

Description of business

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office and industrial space. As of December 31, 2016, the Company owned and operated 28.1 million rentable square feet of commercial space in six states. The Company also manages 684,000 rentable square feet on behalf of PS.

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

In addition, net income attributable to the noncontrolling interests is included in net income on the face of the income statement and, upon a gain or loss of control, the interests purchased or sold, as well as any interests retained, are recorded at fair value with any gain or loss recognized in earnings. At the end of each reporting period, the Company determines the amount of equity (book value of net assets) which is allocable to the noncontrolling interests based upon the ownership interest, and an adjustment is made to the noncontrolling interests, with a corresponding adjustment to paid-in capital, to reflect the noncontrolling interests’ equity interest in the Company.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 at December 31, 2016 and 2015. Deferred rent receivable is net of an allowance for uncollectible accounts totaling $916,000 and $909,000 at December 31, 2016 and 2015, respectively.

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

Carrying values of the Company’s mortgage note payable and unsecured Credit Facility (as defined on page 62)  approximate fair value. The characteristics of these financial instruments, market data and other comparative metrics utilized in determining these fair values are “Level 2” inputs.

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

As of December 31, 2016, the value of in-place leases resulted in net intangible assets of $1.1 million, net of $9.2 million of accumulated amortization with a weighted average amortization period of 9.3 years and net intangible liabilities of $784,000, net of $10.0 million of accumulated amortization with a weighted average amortization period of 6.6 years. As of December 31, 2015, the value of in-place leases resulted in net intangible assets of $1.7 million, net of $8.6 million of accumulated amortization and net intangible liabilities of $1.8 million, net of $9.0 million of accumulated amortization.

The Company recorded a net increase in rental income of $520,000, $1.3 million and $901,000 during the years ended December 31, 2016, 2015 and 2014, respectively, related to the amortization of net intangible liabilities resulting from the above-market and below-market lease values.

Evaluation of asset impairment

The Company evaluates its assets used in operations for impairment by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the estimated undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At December 31, 2016, the Company did not consider any assets to be impaired.

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

For the years ended December 31, 2016,  2015 and 2014 no material casualty losses were incurred.

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

Income taxes

The Company has qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its REIT taxable income to its shareholders. A REIT must distribute at least 90% of its REIT taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. The Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2016,  2015 and 2014 and intends to continue to meet such requirements. Accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.

The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of December 31, 2016, the Company did not recognize any tax benefit for uncertain tax positions.

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

Net income allocation

Net income was allocated as follows for the years ended December 31, (in thousands):

	2016	2015	2014
Net income allocable to noncontrolling interests:
Noncontrolling interests — common units	$16,955	$18,495	$30,729
Total net income allocable to noncontrolling interests	16,955	18,495	30,729
Net income allocable to PS Business Parks, Inc.:
Preferred shareholders
Distributions to preferred shareholders	57,276	59,398	60,488
Non-cash distributions related to the redemption of
preferred stock	7,312	2,487	—
Total net income allocable to preferred shareholders	64,588	61,885	60,488
Restricted stock unit holders	569	299	329
Common shareholders	62,872	68,291	113,154
Total net income allocable to PS Business Parks, Inc.	128,029	130,475	173,971
Net income	$144,984	$148,970	$204,700

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

Earnings per share has been calculated as follows for the years ended December 31, (in thousands, except per share amounts):

	2016	2015	2014
Net income allocable to common shareholders	$62,872	$68,291	$113,154
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	27,089	26,973	26,899
Net effect of dilutive stock compensation — based on
treasury stock method using average market price	90	78	101
Diluted weighted average common shares outstanding	27,179	27,051	27,000
Net income per common share — Basic	$2.32	$2.53	$4.21
Net income per common share — Diluted	$2.31	$2.52	$4.19

Options to purchase 25,000,  32,000 and 16,000 shares for the years ended December 31, 2016,  2015 and 2014, respectively, were not included in the computation of diluted net income per share because such options were considered anti-dilutive.

Segment reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2015 and 2014 in order to conform to the 2016 presentation.

Recently issued accounting standards

In May, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition. The core principle underlying this guidance is that entities will recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for such exchange. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. This guidance is currently effective for the Company’s fiscal year beginning January 1, 2018. Early adoption is permitted for the Company’s fiscal year beginning January 1, 2017. ASU 2014-09 allows for full retrospective adoption applied to all periods presented or modified retrospective adoption with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company intends to adopt the guidance using the modified retrospective approach for the fiscal year beginning January 1, 2018. The Company anticipates no impact upon adoption of the new accounting guidance on its consolidated financial statements relating to the Company’s facility management fees for property management services provided to PS or the recognition of gains and losses on the sale of real estate assets as the Company’s current accounting for such transactions is consistent with the new guidance’s core principle. Rental income from leasing arrangements are a substantial portion of the Company’s revenue and is specifically excluded from ASU 2014-09 and will be governed by the applicable lease codification (ASU 2016-02, Leases). In conjunction with the adoption of the leasing guidance, the Company is currently in the process of evaluating certain variable payment terms included in these lease arrangements which are governed by ASU 2014-09.

In February, 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for lease accounting. The accounting applied by a lessor is largely unchanged under this guidance. However, the guidance requires lessees to classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. The classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and related liability for most leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new guidance is expected to result in the recognition of a right-of-use asset and related liability to account for our future obligations under our ground lease arrangements for which we are the lessee. As of December 31, 2016, the remaining contractual payments under our ground lease agreements aggregated $381,000. Additionally, the new guidance will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. This guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The guidance must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements.

In August, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company adopted the new guidance during the fourth quarter of 2016 and the adoption did not require any disclosures about the Company’s ability to continue as a going concern.

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

In March, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, to amend the accounting guidance for share-based payment accounting. The Company early adopted this standard effective October 1, 2016. Under this standard, a share-based payment related to the tax liability paid on behalf of employees in lieu of shares received is classified as a financing activity on the statement of cash flows, rather than as an operating activity as the Company had previously presented such amounts.  The Company applied this provision retrospectively. On our consolidated statements of cash flows for the years ended December 31, 2015 and 2014, the Company reclassified $767,000 and $409,000, respectively, for share-based payments related to tax liability paid on behalf of employees in lieu of shares received upon vesting of restricted stock units as a reduction from financing activities. The Company previously reflected these amounts as a reduction from operating activities. The standard also allows an employer to make a policy election to account for forfeitures of share-based payments as they occur or estimate forfeitures and adjust the estimate when it is likely to change, as is currently required. The Company elected to recognize forfeitures of share-based payments as they occur, rather than estimating them in advance, effective October 1, 2016, under the modified retrospective transition method. The Company recorded a cumulative-effect adjustment of $807,000 to decrease cumulative net income and increase paid-in capital as of October 1, 2016, representing the impact of estimated forfeitures on our cumulative share-based compensation expense recorded through September 30, 2016. See Note 11.

3. Real estate facilities

The activity in real estate facilities for the years ended December 31, 2016,  2015 and 2014 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2013	$772,161	$2,115,987	$(896,189)	$1,991,959
Acquisition of real estate facilities	21,408	24,890	—	46,298
Capital expenditures	—	54,462	—	54,462
Disposals	—	(10,587)	10,587	—
Depreciation and amortization	—	—	(110,357)	(110,357)
Transfer to properties sold	—	(1,759)	4,462	2,703
Balances at December 31, 2014	793,569	2,182,993	(991,497)	1,985,065
Capital expenditures	—	46,777	—	46,777
Disposals	—	(13,990)	13,990	—
Depreciation and amortization	—	—	(105,394)	(105,394)
Transfer to properties sold	—	(265)	298	33
Balances at December 31, 2015	793,569	2,215,515	(1,082,603)	1,926,481
Acquisition of real estate facilities	5,638	7,637	—	13,275
Capital expenditures	—	37,232	—	37,232
Disposals	—	(14,411)	14,411	—
Depreciation and amortization	—	—	(99,486)	(99,486)
Transfer to land and building held for development	(9,676)	(19,092)	7,870	(20,898)
Balances at December 31, 2016	$789,531	$2,226,881	$(1,159,808)	$1,856,604

The unaudited basis of real estate facilities for federal income tax purposes was approximately $1.9 billion at December 31, 2016.

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

On September 28, 2016, the Company acquired two multi-tenant office buildings aggregating 226,000 square feet in Rockville, Maryland, for a purchase price of $13.3 million. The buildings are located within Shady Grove Executive Park, where the Company owns three other buildings aggregating 352,000 square feet. The Company incurred and expensed acquisition transaction costs of $328,000 for the year ended December 31, 2016.

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

The Company did not acquire any assets or assume any liabilities during the year ended December 31, 2015.

The following table summarizes the assets acquired and liabilities assumed for the years ended December 31, (in thousands):

	2016	2015	2014
Land	$5,638	$—	$21,408
Buildings and improvements	7,637	—	24,890
Below-market in-place lease value	(25)	—	(666)
Total purchase price	13,250	—	45,632
Net operating assets acquired and liabilities assumed	(622)	—	(611)
Total cash paid	$12,628	$—	$45,021

As of November 1, 2016, the Company transferred a 123,000 square foot building located within The Mile in Tysons, Virginia to land and building held for development, as the Company is pursuing entitlements to develop an additional multi-family complex on this site. The scope and timing of any future development will be subject to a variety of approvals and contingencies. Prior to being classified as land and building held for development, the building was occupied by a single user.

During 2015, the Company sold four business parks, aggregating 492,000 square feet, in non-strategic markets for net proceeds of $41.2 million, which resulted in a gain of $23.4 million. Additionally, as part of an eminent domain process, the Company sold five buildings, aggregating 82,000 square feet, at the Company’s Overlake Business Park located in Redmond, Washington, for $13.9 million, which resulted in a gain of $4.8 million. During 2014, the Company sold five business parks aggregating 1.9 million square feet and 11.5 acres of land in non-strategic markets, including Portland, Oregon and Phoenix, Arizona, for net proceeds of $212.2 million, which resulted in a gain of $92.4 million. With these sales the Company has completed its stated objective of exiting non-strategic markets in Sacramento, California, Oregon and Arizona.

4.  Investment in and advances to unconsolidated joint venture

In 2013, the Company entered into a joint venture known as Amherst JV LLC (the “Joint Venture”) with an unrelated real estate development company (the “JV Partner”) for the purpose of developing a 395-unit multi-family building on a five-acre site within The Mile in Tysons, Virginia (the “Project”). PSB holds a 95.0% interest in the Joint Venture with the remaining 5.0% held by the JV Partner. The JV Partner is responsible for the development and construction of the Project and through an affiliate will oversee the leasing and management of the Project as it is completed. The Project is expected to deliver its first completed units in the spring of 2017, with final completion of the Project expected in early 2018.

On October 5, 2015 (the “Contribution Date”), the Company contributed the site, along with capitalized improvements, to the Joint Venture. Subsequent to the Contribution date, demolition, site preparation and construction commenced. The JV partner serves as the managing member, with mutual consent from both the Company and the managing member required for all significant decisions. As such, the Company accounts for its investment in the Joint Venture using the equity method.

Along with the equity capital the Company has committed to the Joint Venture, the Company has also agreed to provide the Joint Venture with a construction loan in the amount of $75.0 million. The Joint Venture will pay interest under the construction loan at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The loan will mature on April 5, 2019 with two one-year extension options. The Company has reflected the aggregate value of the contributed site, its’ equity contributions, capitalized interest and loan advances to date as investment in and advances to unconsolidated joint venture. The aggregate amount of development costs are estimated to be $105.6 million (excluding unrealized land appreciation), of which the Company is committed to funding $75.0 million through a construction loan in addition to capital contributions of $28.5 million, which includes a land basis of $15.3 million, to the Joint Venture.

The Company’s investment in and advances to unconsolidated joint venture was $67.2 million and $26.7 million at December 31, 2016 and 2015, respectively.  For the year ended December 31, 2016, the Company made loan advances of $33.9 million, capital contributions of $5.7 million and capitalized $885,000 of interest.

Prior to Contribution Date, the Company capitalized $2.8 million to the Project,  of which $813,000 was related to capitalized interest  from January 1, 2015 through October 5, 2015.  Subsequent to the Contribution Date, the Company made cash contributions of $5.2 million and capitalized $346,000 of interest on its investment in the Joint Venture from October 6, 2015 through December 31, 2015. The Company made no loan advances to the Joint Venture in 2015.

At December 31, 2014, the land and capitalized development costs were $18.4 million for the Project.  For the year ended December 31, 2014, the Company capitalized $2.2 million to the Project, of which $944,000 was related to capitalized interest.

5. Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues, excluding recovery of operating expenses under these leases, are as follows as of December 31, 2016 (in thousands):

2017	$274,275
2018	211,707
2019	145,187
2020	94,697
2021	63,185
Thereafter	114,628
Total	$903,679

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $82.6 million,  $78.9 million and $80.7 million for the years ended December 31, 2016,  2015 and 2014, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 3.6% of total leased square footage are subject to termination options, of which 2.3% of total leased square footage have termination options exercisable through December 31, 2017 (unaudited). In general, these leases provide for termination payments should the termination options be exercised. The future minimum rental revenues in the above table assume such options are not exercised.

6. Bank loans

The Company has a line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) with a borrowing limit of $250.0 million.  Subsequent to December 31, 2016, the Company modified and extended the terms of its Credit Facility and the Company’s related guaranty.  The expiration date was extended from May  1, 2019 to January 10, 2022. The rate of interest charged on borrowings was modified to a rate ranging from the LIBOR plus 0.80% to LIBOR plus 1.55%, depending on the Company’s credit ratings.  Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.825%, down from the previous rate of 0.875%. In addition, the Company is required to pay an annual facility fee ranging from 0.10% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). The Company had no balance outstanding on the Credit Facility at December 31, 2016 and 2015.  Subsequent to December 31, 2016, the Company had $85.0 million outstanding on the Credit Facility in conjunction to the redemption of its 6.45% Cumulative Preferred Stock, Series S. The Company had $539,000 and $769,000 of unamortized commitment fees as of December 31, 2016 and 2015, respectively, which is included in other assets in the accompanying consolidated balance sheets. The Credit Facility requires the Company to meet certain covenants, all of which the Company was in compliance with at December 31, 2016. Interest on outstanding borrowings is payable monthly.

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

At December 31, 2016, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. Combined with PS’s existing common stock ownership, on a fully converted basis, PS has a combined ownership of 42.0% (or 14.5 million shares) of the Company’s common equity.

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

The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under this contract were $518,000,  $540,000 and $660,000 for the years ended December 31, 2016,  2015 and 2014, respectively.

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

Either the Company or PS can cancel the property management contract upon 60 days’ notice. Management fee expenses under the contract were $86,000, $79,000 and $70,000 for the years ended December 31, 2016,  2015 and 2014, respectively.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space, which are allocated between the Company and PS in accordance with a methodology intended to fairly allocate those costs. Costs allocated to the Company totaled $493,000, $469,000 and $451,000 for the years ended December 31, 2016,  2015 and 2014, respectively. Costs allocated to PS totaled $38,000 for the year ended December 31, 2016.

The Company had net amounts due from PS of $295,000 and $57,000 at December 31, 2016 and 2015, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

10. Shareholders’ equity

Preferred stock

As of December 31, 2016 and 2015, the Company had the following series of preferred stock outstanding:

				December 31, 2016		December 31, 2015
		Earliest Potential	Dividend	Shares	Amount	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)	Outstanding	(in thousands)
Series T	May, 2012	May, 2017	6.000%	14,000	$350,000	14,000	$350,000
Series U	September, 2012	September, 2017	5.750%	9,200	230,000	9,200	230,000
Series V	March, 2013	March, 2018	5.700%	4,400	110,000	4,400	110,000
Series W	October, 2016	October, 2021	5.200%	7,590	189,750	—	—
Series S	January, 2012	January, 2017	6.450%	—	—	9,200	230,000
Total				35,190	$879,750	36,800	$920,000

On December 7, 2016, the Company called for the redemption of its 6.45% Cumulative Preferred Stock, Series S, at its par value of $230.0 million and subsequently completed the redemption on January 18, 2017. The Company reported non-cash distributions of $7.3 million, representing the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the year ended December 31, 2016. As of December 31, 2016, the Company reclassified the 6.45% Cumulative Preferred Stock, Series S, of $230.0 million from equity to liabilities as preferred stock called for redemption.

On October 20, 2016, the Company issued $189.8 million or 7,590,000 depositary shares, each representing 1/1,000 of a share of the 5.20% Cumulative Preferred Stock, Series W, at $25.00 per depositary share.  The 5.20% Series W Cumulative Redeemable Preferred Units are non-callable for five years and have no mandatory redemption.

On October 15, 2015, the Company completed the redemption of its 6.875% Cumulative Preferred Stock, Series R, at its par value of $75.0 million. The Company reported non-cash distributions of $2.5 million, representing the original issuance costs, as a reduction of net income allocable to common shareholders and unit holders for the year ended December 31, 2015.

The Company recorded $64.6 million, $61.9 million and $60.5 million in distributions to its preferred shareholders for the years ended December 31, 2016,  2015 and 2014, respectively.

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors (the “Board”) until all events of default have been cured. At December 31, 2016, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. The Company had $28.4 million and $29.3 million of deferred costs in connection with the issuance of preferred stock as of December 31, 2016 and 2015, respectively, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock

Subsequent to December 31, 2016, the Board increased its quarterly dividend from $0.75 per common share to $0.85 per common share, increasing quarterly distributions by $3.4 million per quarter.

During the three months ended March 31, 2016, the Board increased its quarterly dividend from $0.60 per common share to $0.75 per common share. During the three months ended September 30, 2015, the Board increased its quarterly dividend from $0.50 per common share to $0.60 per common share.

Dividends declared for the three months ended December 31, 2014 included a one-time special cash dividend of $2.75 per share (the “Special Cash Dividend”) along with the fourth quarter regular dividend of $0.50 per share. The Special Cash Dividend was declared to distribute a portion of the excess income attributable to gains on sales from asset dispositions during 2014, as discussed in Note 3.

The Company paid $81.3 million ($3.00 per common share), $59.4 million ($2.20 per common share) and $127.8 million ($4.75 per common share) in distributions to its common shareholders for the years ended December 31, 2016, 2015 and 2014, respectively. The portion of the distributions classified as ordinary income was 100.0%,  89.4% and 70.5% for the years ended December 31, 2016, 2015 and 2014, respectively. The portion of the distributions classified as long-term capital gain income was 0.0%,  10.6% and 29.5% for the years ended December 31, 2016,  2015 and 2014, respectively. The percentages in the two preceding sentences are unaudited.

No shares of common stock were repurchased under the board approved common stock repurchase program during the years ended December 31, 2016,  2015 and 2014.

Equity stock

In addition to common and preferred stock, the Company is authorized to issue 100.0 million shares of Equity Stock. The Articles of Incorporation provide that Equity Stock may be issued from time to time in one or more series and give the Board broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Stock.

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

Options under the 2003 Plan and 2012 Plan vest over a five-year period from the date of grant at the rate of one fifth per year and expire 10 years after the date of grant. Restricted stock units granted prior to 2016 are subject to a six-year vesting,  none in year one and 20% for each of the next five years. Restricted stock units granted during 2016 are subject to a five-year vesting at the rate of 20% per year. The grantee of restricted stock units receives dividend equivalents for each outstanding award equal to the per-share dividends received by common shareholders and are recorded in additional paid-in capital. The Company expenses any dividend equivalents previously paid upon forfeiture of the related unvested restricted stock unit. Upon vesting, the grantee receives common shares equal to the number of vested awards, less common shares withheld in exchange for tax deposits made by the Company to satisfy the grantee’s statutory tax liabilities arising from the vesting.

As noted under “Recently issued accounting standards” in Note 2, the Company elected to early adopt ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, and account for forfeitures of share-based payments as they occur.  Accordingly, compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition will be reversed in the period of the forfeiture. This election was made using a modified retrospective approach, with a cumulative-effect adjustment of $807,000 to decrease cumulative net income and increase paid-in capital representing the impact of estimated forfeitures on cumulative share-based compensation expense recorded through September 30, 2016.  The Company did not record any reserves on share-based compensation expense for the three months ended December 31, 2016.

The weighted average grant date fair value of options granted during the years ended December 31, 2016,  2015 and 2014 was $9.05 per share, $8.49 per share and $10.95 per share, respectively. The Company has calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2016,  2015 and 2014, respectively: a dividend yield of 2.9%, 2.5% and 2.3%; expected volatility of 15.5%, 16.1% and 17.7%; expected life of five years; and risk-free interest rates of 1.1%, 1.4% and 1.7%.

The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2016,  2015 and 2014 was $87.45, $82.78 and $81.47, respectively. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant.

At December 31, 2016, there was a combined total of 1.2 million options and restricted stock units authorized to be granted.

In connection with the 2014 Special Cash Dividend discussed in Note 10, the number of options and exercise prices of all outstanding options as of December 31, 2014 were adjusted pursuant to the anti-dilution provisions of the applicable plans so that the option holders would be neither advantaged nor disadvantaged as a result of the Special Cash Dividend.

Information with respect to outstanding options and nonvested restricted stock units granted under the 2003 Plan and 2012 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2013	380,773	$56.45
Granted	16,000	$82.84
Exercised	(61,273)	$49.84
Forfeited	(4,000)	$52.35
Special cash dividend adjustment (1)	10,352	$ N/A
Outstanding at December 31, 2014	341,852	$57.11
Granted	16,000	$80.13
Exercised	(99,178)	$51.31
Forfeited	—	$—
Outstanding at December 31, 2015	258,674	$60.76
Granted	39,000	$102.58
Exercised	(68,019)	$57.17
Forfeited	—	$—
Outstanding at December 31, 2016	229,655	$68.93	5.35 Years	$10,930
Exercisable at December 31, 2016	153,432	$58.63	3.92 Years	$8,882

____________

(1)

In accordance with the applicable equity award plan documents, the number and exercise price of outstanding options as of December 31, 2014 have been adjusted as a result of the Special Cash Dividend so that the option holder maintains their economic position with respect to the shareholders.

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2013	45,100	$60.07
Granted	6,800	$81.47
Vested	(12,980)	$53.65
Forfeited	(3,750)	$69.00
Nonvested at December 31, 2014	35,170	$65.62
Granted	75,606	$82.78
Vested	(25,384)	$74.19
Forfeited	(6,740)	$76.22
Nonvested at December 31, 2015	78,652	$78.44
Granted	119,950	$87.45
Vested	(47,779)	$80.45
Forfeited	(6,130)	$76.51
Nonvested at December 31, 2016	144,693	$58.56

Effective March, 2014, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2014-2017 (“LTEIP”), with certain employees of the Company. Under the LTEIP, the Company established three levels of targeted restricted stock unit awards for certain employees, which would be earned only if the Company achieved one of three defined targets during 2014 to 2017. Under the LTEIP there is an annual award following the end of each of the four years in the program, with the award subject to and based on the achievement of total return targets during the previous year, as well as an award based on achieving total return targets during the cumulative four-year period 2014-2017. In the event the minimum defined target is not achieved for an annual award, the restricted stock units allocated to be awarded for such year are added to the restricted stock units that may be received if the four-year target is achieved. All restricted stock unit awards under the LTEIP vest in four equal annual installments beginning from the date of award. Up to 99,150 restricted stock units would be awarded for each of the four years assuming achievement was met and up to 92,900 restricted stock units would be awarded for the cumulative four-year period assuming achievement was met. Compensation expense is recognized based on the restricted stock units expected to be awarded based on the target level that is expected to be achieved. Net compensation expense of $9.8 million,  $8.2 million and $7.4 million related to the LTEIP was recognized for the years ended December 31, 2016, 2015 and 2014, respectively. Included in the 2016 amount, the Company recorded a net non-cash stock compensation charge of $2.0 million related to a change in senior management and the future issuance of restricted stock units our former Chief Executive Officer will receive under the Company’s LTEIP.

In connection with the LTEIP, targets for 2014 and 2015 were achieved at the threshold total return level. As such, 99,150 and 66,506 restricted stock units were granted during the years ended December 31, 2016 and 2015, respectively, at a weighted average grant date fair value of $83.59 and $83.47, respectively.

Included in the Company’s consolidated statements of income for the years ended December 31, 2016,  2015 and 2014, was $282,000,  $261,000 and $1.1 million, respectively, in net compensation expense related to stock options. Included in the 2014 compensation expense relating to stock options was $644,000 of expense resulting from modifications made to outstanding stock options as a result of the Special Cash Dividend paid in December, 2014. Net compensation expense of $10.3 million, $8.7 million and $8.0 million related to restricted stock units was recognized during the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, there was $566,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 3.5 years. As of December 31, 2016, there was $12.6 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 3.7 years.

Cash received from 68,019 stock options exercised during the year ended December 31, 2016 was $3.9 million. Cash received from 99,178 stock options exercised during the year ended December 31, 2015 was $5.1 million. Cash received from 61,273 stock options exercised during the year ended December 31, 2014 was $3.1 million. The aggregate intrinsic value of the stock options exercised was $3.4 million, $2.6 million and $2.1 million during the years ended December 31, 2016,  2015 and 2014, respectively.

During the year ended December 31, 2016,  47,779 restricted stock units vested; in settlement of these units, 28,046 shares were issued, net of 19,733 shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2016 was $4.7 million. During the year ended December 31, 2015,  25,384 restricted stock units vested; in settlement of these units, 15,734 shares were issued, net of 9,650 shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2015 was $2.0 million. During the year ended December 31, 2014,  12,980 restricted stock units vested; in settlement of these units, 8,066 shares were issued, net of 4,914 shares applied to payroll taxes. The aggregate fair value of the shares vested for the year ended December 31, 2014 was $1.1 million. In addition to the vesting of these shares, tax deposits totaling $1.9 million, $767,000 and $409,000 were made during the years ended December 31, 2016, 2015 and 2014,  respectively, on behalf of employees in exchange for common shares withheld upon vesting.

In April, 2015, the shareholders of the Company approved the issuance of up to 130,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 8,000 shares issued upon retirement. The Company recognizes compensation expense over the requisite service period. As a result, included in the Company’s consolidated statements of income was $339,000, $316,000 and $550,000 in compensation expense for the years ended December 31, 2016,  2015 and 2014, respectively. Included in the 2014 compensation expense relating to the retirement shares was $243,000 of expense resulting from the increase in maximum shares. As of December 31, 2016,  2015 and 2014, there was $887,000,  $1.2 million and  $1.5 million, respectively, of unamortized compensation expense related to these shares. In April, 2016, the Company issued 8,000 shares to a director upon retirement with an aggregate fair value of $775,000.  No shares were issued during the years ended December 31, 2015 and 2014.

12. Supplementary quarterly financial data (unaudited, in thousands, except per share data):

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Rental income	$95,845	$96,087	$97,340	$97,599
Cost of operations	$31,894	$29,750	$30,796	$30,668
Net income allocable to
common shareholders	$14,569	$15,731	$19,718	$12,854
Net income per share:
Basic	$0.54	$0.58	$0.73	$0.47
Diluted	$0.54	$0.58	$0.72	$0.47

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Rental income	$92,315	$92,948	$93,322	$94,550
Cost of operations	$31,746	$30,057	$30,448	$28,973
Net income allocable to
common shareholders	$19,771	$11,129	$22,484	$14,906
Net income per share:
Basic	$0.73	$0.41	$0.83	$0.55
Diluted	$0.73	$0.41	$0.83	$0.55

13. Commitments and contingencies

The Company currently is neither subject to any other material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

14. 401(k) Plan

The Company has a 401(k) savings plan (the “Plan”) in which all eligible employees may participate. The Plan provides for the Company to make matching contributions to all eligible employees up to 4% of their annual salary dependent on the employee’s level of participation. For the years ended December 31, 2016,  2015 and 2014,  $409,000,  $410,000, and $417,000, respectively, was charged as expense related to this plan.

PS BUSINESS PARKS, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(IN THOUSANDS)

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2016
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated		Lives
Description	Location	Square Feet	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Year(s) Acquired	(Years)
Buena Park Industrial Center	Buena Park, CA	317	$3,245	$7,703	$2,715	$3,245	$10,418	$13,663	$7,047	1997	5- 30
Carson	Carson, CA	77	990	2,496	1,537	990	4,033	5,023	2,867	1997	5- 30
Cerritos Business Center	Cerritos, CA	395	4,218	10,273	4,139	4,218	14,412	18,630	9,960	1997	5- 30
Cerritos/Edwards	Cerritos, CA	31	450	1,217	1,421	450	2,638	3,088	1,946	1997	5- 30
Concord Business Park	Concord, CA	246	12,454	20,491	1,027	12,454	21,518	33,972	5,070	2011	5- 30
Culver City	Culver City, CA	147	3,252	8,157	6,031	3,252	14,188	17,440	10,468	1997	5- 30
Bayview Business Park	Fremont, CA	104	4,990	4,831	328	4,990	5,159	10,149	1,509	2011	5- 30
Christy Business Park	Fremont, CA	334	11,451	16,254	1,586	11,451	17,840	29,291	5,030	2011	5- 30
Industrial Drive Distribution Center	Fremont, CA	199	7,482	6,812	798	7,482	7,610	15,092	1,820	2011	5- 30
Bay Center Business Park	Hayward, CA	463	19,052	50,501	3,702	19,052	54,203	73,255	12,659	2011	5- 30
Cabot Distribution Center	Hayward, CA	249	5,859	10,811	374	5,859	11,185	17,044	2,528	2011	5- 30
Diablo Business Park	Hayward, CA	271	9,102	15,721	863	9,102	16,584	25,686	3,978	2011	5- 30
Eden Landing	Hayward, CA	83	3,275	6,174	131	3,275	6,305	9,580	1,569	2011	5- 30
Hayward Business Park	Hayward, CA	1,091	28,256	54,418	2,807	28,256	57,225	85,481	13,205	2011	5- 30
Huntwood Business Park	Hayward, CA	176	7,391	11,819	889	7,391	12,708	20,099	3,327	2011	5- 30
Parkway Commerce	Hayward, CA	407	4,398	10,433	4,222	4,398	14,655	19,053	9,816	1997	5- 30
Corporate Pointe	Irvine, CA	161	6,876	18,519	6,760	6,876	25,279	32,155	17,027	2000	5- 30
Laguna Hills Commerce Center	Laguna Hills, CA	513	16,261	39,559	7,317	16,261	46,876	63,137	30,670	1997	5- 30
Plaza Del Lago	Laguna Hills, CA	101	2,037	5,051	4,060	2,037	9,111	11,148	6,473	1997	5- 30
Caada Business Center	Lake Forest, CA	297	5,508	13,785	6,031	5,508	19,816	25,324	13,319	1997	5- 30
Dixon Landing Business Park	Milpitas, CA	505	26,301	21,121	3,244	26,301	24,365	50,666	6,953	2011	5- 30
Monterey/Calle	Monterey, CA	12	288	706	337	288	1,043	1,331	763	1997	5- 30
Monterey Park	Monterey Park, CA	199	3,078	7,862	1,586	3,078	9,448	12,526	6,611	1997	5- 30
Port of Oakland	Oakland, CA	200	5,638	11,066	627	5,638	11,693	17,331	2,817	2011	5- 30
Orangewood	Orange County, CA	107	2,637	12,291	3,873	2,637	16,164	18,801	9,072	2003	5- 30
Orange County Business Center	Orange County, CA	437	9,405	35,746	18,507	9,405	54,253	63,658	40,977	2003	5- 30
Kearney Mesa	San Diego, CA	164	2,894	7,089	2,890	2,894	9,979	12,873	6,920	1997	5- 30
Lusk	San Diego, CA	371	5,711	14,049	5,623	5,711	19,672	25,383	13,645	1997	5- 30
Rose Canyon Business Park	San Diego, CA	233	15,129	20,054	2,321	15,129	22,375	37,504	12,005	2005	5- 30
Charcot Business Park	San Jose, CA	283	18,654	17,580	1,704	18,654	19,284	37,938	5,239	2011/2014	5- 30
Las Plumas	San Jose, CA	214	4,379	12,889	6,716	4,379	19,605	23,984	14,446	1998	5- 30
Little Orchard Distribution Center	San Jose, CA	213	7,725	3,846	84	7,725	3,930	11,655	1,241	2011	5- 30
Montague Industrial Park	San Jose, CA	316	14,476	12,807	485	14,476	13,292	27,768	4,334	2011	5- 30
Oakland Road	San Jose, CA	177	3,458	8,765	3,233	3,458	11,998	15,456	8,267	1997	5- 30
Rogers Ave	San Jose, CA	67	3,540	4,896	630	3,540	5,526	9,066	2,659	2006	5- 30
Doolittle Business Park	San Leandro, CA	113	3,929	6,231	413	3,929	6,644	10,573	1,775	2011	5- 30

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2016
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated		Lives
Description	Location	Square Feet	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Year(s) Acquired	(Years)
Bayshore Corporate Center	San Mateo, CA	340	25,108	36,891	6,202	25,108	43,093	68,201	10,038	2013	5- 30
San Ramon/Norris Canyon	San Ramon, CA	52	1,486	3,642	1,348	1,486	4,990	6,476	3,385	1997	5- 30
Commerce Park	Santa Clara, CA	251	17,218	21,914	3,733	17,218	25,647	42,865	15,900	2007	5- 30
Santa Clara Tech Park	Santa Clara, CA	178	7,673	15,645	4,514	7,673	20,159	27,832	13,468	2000	5- 30
Walsh at Lafayette	Santa Clara, CA	321	13,439	17,890	281	13,439	18,171	31,610	5,151	2011	5- 30
Signal Hill	Signal Hill, CA	269	6,693	12,699	2,695	6,693	15,394	22,087	9,169	1997/2006	5- 30
Airport Boulevard	So San Francisco, CA	52	899	2,387	745	899	3,132	4,031	2,131	1997	5- 30
South San Francisco/Produce	So San Francisco, CA	41	776	1,886	553	776	2,439	3,215	1,632	1997	5- 30
Studio City/Ventura	Studio City, CA	22	621	1,530	589	621	2,119	2,740	1,420	1997	5- 30
Kifer Industrial Park	Sunnyvale, CA	287	13,227	37,874	1,369	13,227	39,243	52,470	9,001	2011	5- 30
Torrance	Torrance, CA	147	2,318	6,069	3,263	2,318	9,332	11,650	6,636	1997	5- 30
Boca Commerce	Boca Raton, FL	135	7,795	9,258	3,056	7,795	12,314	20,109	4,550	2006	5- 30
MICC	Miami, FL	3,468	95,115	112,583	40,445	95,115	153,028	248,143	87,812	2003/2011/2014	5- 30
Wellington	Wellington, FL	263	10,845	18,560	2,490	10,845	21,050	31,895	8,792	2006	5- 30
Ammendale	Beltsville, MD	309	4,278	18,380	11,175	4,278	29,555	33,833	21,995	1998	5- 30
Gaithersburg/Christopher	Gaithersburg, MD	29	475	1,203	632	475	1,835	2,310	1,323	1997	5- 30
Metro Park	Rockville, MD	898	33,995	94,463	40,692	33,995	135,155	169,150	87,175	2001	5- 30
Parklawn Business Park	Rockville, MD	232	3,387	19,628	3,783	3,387	23,411	26,798	8,552	2010	5- 30
Shady Grove	Rockville, MD	578	11,010	58,364	8,860	11,010	67,224	78,234	20,086	2010/2016	5- 30
Westech Business Park	Silver Spring, MD	532	25,261	74,572	17,232	25,261	91,804	117,065	53,912	2006	5- 30
Ben White	Austin, TX	108	1,550	7,015	1,952	1,550	8,967	10,517	6,312	1998	5- 30
Lamar Business Park	Austin, TX	198	2,528	6,596	6,043	2,528	12,639	15,167	9,498	1997	5- 30
McKalla	Austin, TX	236	1,945	13,212	2,188	1,945	15,400	17,345	7,563	1998/2012	5- 30
McNeil	Austin, TX	525	5,477	24,495	4,513	5,477	29,008	34,485	10,425	1999/2010/2012/2014	5- 30
Rutland	Austin, TX	235	2,022	9,397	2,160	2,022	11,557	13,579	8,017	1998/1999	5- 30
Waterford	Austin, TX	106	2,108	9,649	3,823	2,108	13,472	15,580	9,215	1999	5- 30
Braker Business Park	Austin, TX	257	1,874	13,990	1,723	1,874	15,713	17,587	6,327	2010	5- 30
Mopac Business Park	Austin, TX	117	719	3,579	694	719	4,273	4,992	1,661	2010	5- 30
Southpark Business Park	Austin, TX	181	1,266	9,882	2,361	1,266	12,243	13,509	5,109	2010	5- 30
Valwood Business Center	Carrolton, TX	356	2,510	13,859	1,916	2,510	15,775	18,285	4,060	2013	5- 30
Empire Commerce	Dallas, TX	44	304	1,545	814	304	2,359	2,663	1,754	1998	5- 30
Northgate	Dallas, TX	194	1,274	5,505	4,112	1,274	9,617	10,891	6,893	1998	5- 30
Northway Plaza	Farmers Branch, TX	131	1,742	4,503	791	1,742	5,294	7,036	1,352	2013	5- 30
Springlake Business Center	Farmers Branch, TX	206	2,607	5,715	1,861	2,607	7,576	10,183	2,020	2013/2014	5- 30
Westwood Business Park	Farmers Branch, TX	112	941	6,884	2,289	941	9,173	10,114	5,486	2003	5- 30
Eastgate	Garland, TX	36	480	1,203	479	480	1,682	2,162	1,212	1997	5- 30
Freeport Business Park	Irving, TX	256	4,564	9,506	2,348	4,564	11,854	16,418	2,920	2013	5- 30
NFTZ (1)	Irving, TX	231	1,517	6,499	3,506	1,517	10,005	11,522	6,997	1998	5- 30
Royal Tech	Irving, TX	794	13,989	54,113	23,889	13,989	78,002	91,991	50,291	1998-2000/2011	5- 30
La Prada	Mesquite, TX	56	495	1,235	594	495	1,829	2,324	1,355	1997	5- 30
The Summit	Plano, TX	184	1,536	6,654	4,291	1,536	10,945	12,481	8,140	1998	5- 30
Arapaho Business Park	Richardson, TX	408	5,226	10,661	3,394	5,226	14,055	19,281	4,371	2013/2014	5- 30
Richardson Business Park	Richardson, TX	117	799	3,568	2,954	799	6,522	7,321	4,834	1998	5- 30
Bren Mar	Alexandria, VA	113	2,197	5,380	3,832	2,197	9,212	11,409	6,754	1997	5- 30
Eisenhower	Alexandria, VA	95	1,440	3,635	2,486	1,440	6,121	7,561	4,610	1997	5- 30
Beaumont	Chantilly, VA	107	4,736	11,051	2,238	4,736	13,289	18,025	7,419	2006	5- 30
Dulles South/Sullyfield	Chantilly, VA	99	1,373	6,810	3,135	1,373	9,945	11,318	6,756	1999	5- 30
Lafayette	Chantilly, VA	197	1,680	13,398	5,381	1,680	18,779	20,459	12,790	1999/2000	5- 30

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which Carried at
			Initial Cost to Company		Acquisition	December 31, 2016
				Buildings	Buildings		Buildings				Depreciable
				and	and		and		Accumulated		Lives
Description	Location	Square Feet	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Year(s) Acquired	(Years)
Park East	Chantilly, VA	198	3,851	18,029	10,270	3,851	28,299	32,150	19,339	1999	5- 30
Fair Oaks Business Campus	Fairfax, VA	290	13,598	36,232	8,132	13,598	44,364	57,962	25,358	2004/2007	5- 30
Monroe	Herndon, VA	244	6,737	18,911	11,274	6,737	30,185	36,922	21,005	1997/1999	5- 30
Gunston	Lorton, VA	247	4,146	17,872	11,221	4,146	29,093	33,239	16,313	1998	5- 30
The Mile	McLean, VA	628	38,279	83,596	22,340	38,279	105,936	144,215	37,304	2010/2011	5- 30
Prosperity Business Campus	Merrifield, VA	659	23,147	67,575	31,491	23,147	99,066	122,213	63,020	2001	5- 30
Alban Road	Springfield, VA	150	1,935	4,736	5,050	1,935	9,786	11,721	7,410	1997	5- 30
I-95	Springfield, VA	210	3,535	15,672	12,142	3,535	27,814	31,349	20,528	2000	5- 30
Northpointe	Sterling, VA	147	2,767	8,778	4,587	2,767	13,365	16,132	9,976	1997/1998	5- 30
Shaw Road	Sterling, VA	149	2,969	10,008	4,476	2,969	14,484	17,453	10,828	1998	5- 30
Tysons Corporate Center	Vienna, VA	270	9,885	25,302	9,333	9,885	34,635	44,520	13,426	2010	5- 30
Woodbridge	Woodbridge, VA	114	1,350	3,398	1,908	1,350	5,306	6,656	3,935	1997	5- 30
212th Business Park	Kent, WA	951	19,573	17,695	12,134	19,573	29,829	49,402	8,335	2012	5- 30
Overlake	Redmond, WA	411	23,122	41,106	6,692	23,122	47,798	70,920	27,685	2007	5- 30
Renton	Renton, WA	28	330	889	597	330	1,486	1,816	1,065	1997	5- 30
		28,072	$789,531	$1,716,799	$510,082	$789,531	$2,226,881	$3,016,412	$1,159,808
____________

(1)	The Company owns two properties that are subject to ground leases in Las Colinas, Texas, expiring in 2019 and 2020, each with one 10-year extension option.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 2017

PS Business Parks, Inc.

By:/s/ Maria R. Hawthorne

Maria R. Hawthorne

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Havner, Jr.	Chairman of the Board	February 24, 2017
Ronald L. Havner, Jr.

/s/ Maria R. Hawthorne	Director and Chief Executive	February 24, 2017
Maria R. Hawthorne	Officer (principal executive officer)

/s/ Edward A. Stokx	Chief Financial Officer (principal	February 24, 2017
Edward A. Stokx	financial and accounting officer)

/s/ Jennifer Holden Dunbar	Director	February 24, 2017
Jennifer Holden Dunbar

/s/ James H. Kropp	Director	February 24, 2017
James H. Kropp

/s/ Sara Grootwassink Lewis	Director	February 24, 2017
Sara Grootwassink Lewis

/s/ Gary E. Pruitt	Director	February 24, 2017
Gary E. Pruitt

/s/ Robert S. Rollo	Director	February 24, 2017
Robert S. Rollo

/s/ Joseph D. Russell, Jr.	Director	February 24, 2017
Joseph D. Russell, Jr.

/s/ Peter Schultz	Director	February 24, 2017
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

3.6

Certificate of Determination of Preferences of 5.20% Series W Cumulative Redeemable Preferred Stock of PS Business Parks, Inc. Field with Registrant’s Current Report on Form 8- K dated October 12, 2016 (SEC File No. 001-10709) and incorporated herein by reference.

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

4.4

Deposit Agreement Relating to 5.20% Cumulative Preferred Stock, Series W of PS Business Parks, Inc. dated as of October 11, 2016. Filed with Registrant’s Current Report on Form 8-K dated October 11, 2016 (SEC File No. 001-10709) and incorporated herein by reference.

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

10.3	*	Form of Indemnity Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.
10.4	*

Form of Indemnification Agreement for Executive Officers. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-10709) and incorporated herein by reference.

10.5

Cost Sharing and Administrative Services Agreement dated as of November 16, 1995 by and among PSCC, Inc. and the owners listed therein. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (SEC File No. 001-10709) and incorporated herein by reference.

10.6

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

10.11

Amendment to Agreement of Limited Partnership of PS Business Parks, L.P. relating to 5.20% Series W Cumulative Preferred Units, dated as of October 20, 2016. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (SEC File No. 001- 10709) and incorporated herein by reference.

10.12

Third Amended and Restated Revolving Credit Agreement dated as of January 10, 2017 by and among PS Business Parks, L.P., a California limited partnership, as borrower, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders. Filed with the Registrant’s Current Report on Form 8-K dated January 10, 2017 (SEC File No. 001-10709) and incorporated herein by reference.

10.13	*	Registrant’s 1997 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (SEC File No. 333-48313) and incorporated herein by reference.
10.14	*	Registrant’s 2003 Stock Option and Incentive Plan. Filed with Registrant’s Registration Statement on Form S-8 (SEC File No. 333-104604) and incorporated herein by reference.
10.15	*

Amended and Restated Retirement Plan for Non-Employee Directors. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (SEC File No. 001- 10709) and incorporated herein by reference.

10.16	*

Form of PS Business Parks, Inc. Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 001- 10709) and incorporated herein by reference.

10.17	*

Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 001-10709) and incorporated herein by reference.

10.18	*

Form of PS Business Parks, Inc. 2003 Stock Option and Incentive Plan Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 001-10709) and incorporated herein by reference.

10.19	*

Amendment to Form of Director Stock Option Agreement. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-10709) and incorporated herein by reference.

10.20	*	Revised Form of Director Stock Option Agreement. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-10709) and incorporated herein by reference.
10.21	*

Registrant’s 2012 Equity and Performance-Based Incentive Compensation Plan (2012 Plan). Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (SEC File No. 001-10709) and incorporated herein by reference.

10.22	*

Form of Registrant’s 2012 Plan Non-Qualified Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (SEC File No. 001-10709) and incorporated herein by reference.

10.23	*

Form of Registrant’s 2012 Plan Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (SEC File No. 001- 10709) and incorporated herein by reference.

10.24	*

Retirement Plan For Non-Employee Directors, as amended. Filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (SEC File No. 001-10709) and incorporated herein by reference.

10.25	*

Form of 2012 Plan Restricted Share Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (SEC File No. 001-10709) and incorporated herein by reference.

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

*Denotes management contract or compensatory plan agreement or arrangement