Form 10-Q
period 2017-03-31
PS BUSINESS PARKS INC/CA
filed 2017-04-28
CIK 866368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of April 24, 2017, the number of shares of the registrant’s common stock, $0.01 par value per share, outstanding was 27,186,490.

PS BUSINESS PARKS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PS BUSINESS PARKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Cash and cash equivalents	$4,766	$128,629

Real estate facilities, at cost:
Land	789,531	789,531
Buildings and improvements	2,231,748	2,226,881
	3,021,279	3,016,412
Accumulated depreciation	(1,178,909)	(1,159,808)
	1,842,370	1,856,604
Land and building held for development	28,276	27,028
	1,870,646	1,883,632
Investment in and advances to unconsolidated joint venture	82,104	67,190
Rent receivable, net	3,320	1,945
Deferred rent receivable, net	30,651	29,770
Other assets	5,706	8,205

Total assets	$1,997,193	$2,119,371

LIABILITIES AND EQUITY

Accrued and other liabilities	$75,824	$78,657
Credit facility	107,000	—
Preferred stock called for redemption	—	230,000
Total liabilities	182,824	308,657
Commitments and contingencies
Equity:
PS Business Parks, Inc.’s shareholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
35,190 shares issued and outstanding at
March 31, 2017 and December 31, 2016	879,750	879,750
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,186,490 and 27,138,138 shares issued and outstanding at
March 31, 2017 and December 31, 2016, respectively	271	271
Paid-in capital	733,266	733,671
Cumulative net income	1,542,574	1,502,643
Cumulative distributions	(1,539,444)	(1,503,076)
Total PS Business Parks, Inc.’s shareholders’ equity	1,616,417	1,613,259
Noncontrolling interests:
Common units	197,952	197,455
Total noncontrolling interests	197,952	197,455
Total equity	1,814,369	1,810,714
Total liabilities and equity	$1,997,193	$2,119,371

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	For The Three Months
	Ended March 31,
	2017	2016
Revenues:
Rental income	$100,061	$95,845
Facility management fees	128	128
Total operating revenues	100,189	95,973
Expenses:
Cost of operations	31,033	31,894
Depreciation and amortization	23,078	25,041
General and administrative	2,831	3,635
Total operating expenses	56,942	60,570
Other income and (expenses):
Interest and other income	105	267
Interest and other expenses	(184)	(3,190)
Total other income and (expenses)	(79)	(2,923)
Gain on sale of development rights	3,865	—
Net income	$47,033	$32,480

Net income allocation:
Net income allocable to noncontrolling interests:
Noncontrolling interests—common units	$7,102	$3,936
Total net income allocable to noncontrolling interests	7,102	3,936
Net income allocable to PS Business Parks, Inc.:
Preferred shareholders	13,291	13,833
Restricted stock unit holders	248	142
Common shareholders	26,392	14,569
Total net income allocable to PS Business Parks, Inc.	39,931	28,544
Net income	$47,033	$32,480

Net income per common share:
Basic	$0.97	$0.54
Diluted	$0.97	$0.54

Weighted average common shares outstanding:
Basic	27,148	27,043
Diluted	27,234	27,122

Dividends declared per common share	$0.85	$0.75

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Unaudited, in thousands, except share data)

								Total PS
								Business Parks,
	Preferred Stock		Common Stock		Paid-in	Cumulative	Cumulative	Inc.’s Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Net Income	Distributions	Equity	Interests	Equity
Balances at December 31, 2016	35,190	$879,750	27,138,138	$271	$733,671	$1,502,643	$(1,503,076)	$1,613,259	$197,455	$1,810,714
Issuance of common stock in
connection with stock-based
compensation	—	—	48,352	—	689	—	—	689	—	689
Stock compensation, net	—	—	—	—	1,867	—	—	1,867	—	1,867
Cash paid for taxes in lieu of
shares upon vesting of
restricted stock units	—	—	—	—	(3,356)	—	—	(3,356)	—	(3,356)
Net income	—	—	—	—	—	39,931	—	39,931	7,102	47,033
Distributions:
Preferred stock	—	—	—	—	—	—	(13,291)	(13,291)	—	(13,291)
Common stock	—	—	—	—	—	—	(23,077)	(23,077)	—	(23,077)
Noncontrolling interests	—	—	—	—	—	—	—	—	(6,210)	(6,210)
Adjustment to noncontrolling interests
in underlying operating partnership	—	—	—	—	395	—	—	395	(395)	—
Balances at March 31, 2017	35,190	$879,750	27,186,490	$271	$733,266	$1,542,574	$(1,539,444)	$1,616,417	$197,952	$1,814,369

See accompanying notes.

PS BUSINESS PARKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For The Three Months
	Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$47,033	$32,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	23,078	25,041
In-place lease adjustment	(25)	(193)
Tenant improvement reimbursements, net of lease incentives	(362)	(423)
Gain on sale of development rights	(3,865)	—
Stock compensation	2,083	2,805
Amortization of financing costs	135	126
Decrease (increase) in receivables and other assets	641	(80)
Decrease in accrued and other liabilities	(996)	(2,383)
Total adjustments	20,689	24,893
Net cash provided by operating activities	67,722	57,373
Cash flows from investing activities:
Capital expenditures to real estate facilities	(8,672)	(6,499)
Capital expenditures to land and building held for development	(1,248)	—
Investment in and advances to unconsolidated joint venture	(14,914)	(3,940)
Proceeds from sale of development rights	2,400	—
Net cash used in investing activities	(22,434)	(10,439)
Cash flows from financing activities:
Borrowings on credit facility	133,000	—
Repayment of borrowings on credit facility	(26,000)	—
Payment of financing costs	(690)	—
Proceeds from the exercise of stock options	689	900
Redemption of preferred stock	(230,000)	—
Cash paid for taxes in lieu of shares upon vesting of restricted stock units	(3,356)	(1,758)
Cash paid to restricted stock unit holders	(216)	(142)
Distributions paid to preferred shareholders	(13,291)	(13,833)
Distributions paid to common shareholders	(23,077)	(20,280)
Distributions paid to noncontrolling interests	(6,210)	(5,479)
Net cash used in financing activities	(169,151)	(40,592)
Net (decrease) increase in cash and cash equivalents	(123,863)	6,342
Cash and cash equivalents at the beginning of the period	128,629	188,912
Cash and cash equivalents at the end of the period	$4,766	$195,254

Supplemental schedule of non-cash investing and financing activities:
Adjustment to noncontrolling interests in underlying operating partnership:
Noncontrolling interests — common units	$(395)	$168
Paid-in capital	$395	$(168)

See accompanying notes.

PS BUSINESS PARKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

1. Organization and description of business

PS Business Parks, Inc. (“PSB”) was incorporated in the state of California in 1990. As of March 31, 2017, PSB owned 77.9% of the common partnership units (the “common partnership units”) of PS Business Parks, L.P. (the “Operating Partnership”). The remaining common partnership units are owned by Public Storage (“PS”). PSB, as the sole general partner of the Operating Partnership, has full, exclusive and complete responsibility and discretion in managing and controlling the Operating Partnership. PSB and its subsidiaries, including the Operating Partnership, are collectively referred to as the “Company.” Assuming issuance of the Company’s common stock upon redemption of its common partnership units, PS would own 41.9% (or 14.5 million shares) of the outstanding shares of the Company’s common stock.

The Company is a fully-integrated, self-advised and self-managed real estate investment trust (“REIT”) that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office and industrial space. As of  March 31, 2017, the Company owned and operated 28.1 million rentable square feet of commercial space in six states. The Company also manages 684,000 rentable square feet on behalf of PS.

References to the number of properties or square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of PSB and the Operating Partnership. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. The financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Allowance for doubtful accounts

The Company monitors the collectability of its receivable balances including the deferred rent receivable on an ongoing basis. Based on these reviews, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the possible inability of tenants to make contractual rent payments to the Company. A provision for doubtful accounts is recorded during each period. The allowance for doubtful accounts is netted against tenant and other receivables on the consolidated balance sheets. Tenant receivables are net of an allowance for uncollectible accounts totaling $400,000 at March 31, 2017 and December 31, 2016. Deferred rent receivable is net of an allowance for uncollectible accounts totaling $907,000 and $916,000 at March 31, 2017 and December 31, 2016, respectively.

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

Carrying values of the Company’s unsecured Credit Facility (as defined on page 14)  approximate fair value. The characteristics of these financial instruments, market data and other comparative metrics utilized in determining these fair values are “Level 2” inputs.

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

As of March 31, 2017, the value of in-place leases resulted in net intangible assets of $996,000, net of $9.3 million of accumulated amortization with a weighted average amortization period of 9.5 years, and net intangible liabilities of $642,000, net of $10.2 million of accumulated amortization with a weighted average amortization period of 6.9 years. As of December 31, 2016, the value of in-place leases resulted in net intangible assets of $1.1 million, net of $9.2 million of accumulated amortization and net intangible liabilities of $784,000, net of $10.0 million of accumulated amortization.

The Company recorded net increases in rental income of $25,000 and $193,000 for the three months ended March

31, 2017 and 2016, respectively, due to the amortization of net intangible liabilities resulting from the above-market and below-market lease values.

Evaluation of asset impairment

The Company evaluates its assets used in operations for impairment by identifying indicators of impairment and by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset’s carrying value. When indicators of impairment are present and the sum of the estimated undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on discounting its estimated future cash flows. In addition, the Company evaluates its assets held for disposition for impairment. Assets held for disposition are reported at the lower of their carrying value or fair value, less cost of disposition. At March 31, 2017, the Company did not consider any assets to be impaired.

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

Income taxes

The Company has qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its REIT taxable income to its shareholders. A REIT must distribute at least 90% of its REIT taxable income each year. In addition, REITs are subject to a number of organizational and operating requirements. The Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company believes it met all organization and operating requirements to maintain its REIT status during 2016 and intends to continue to meet such requirements for 2017. Accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.

The Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of March 31, 2017, the Company did not recognize any tax benefit for uncertain tax positions.

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

Earnings per share has been calculated as follows (in thousands, except per share amounts):

	For The Three Months
	Ended March 31,
	2017	2016
Net income allocable to common shareholders	$26,392	$14,569
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	27,148	27,043
Net effect of dilutive stock compensation—based on
treasury stock method using average market price	86	79
Diluted weighted average common shares outstanding	27,234	27,122
Net income per common share—Basic	$0.97	$0.54
Net income per common share—Diluted	$0.97	$0.54

No options were excluded from the computation of diluted net income per share for the three months ended March 31, 2017 and 2016 as no options were considered anti-dilutive.

Segment reporting

The Company views its operations as one segment.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for 2016 in order to conform to the 2017 presentation.

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

In February, 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for lease accounting. The accounting applied by a lessor is largely unchanged under this guidance. However, the guidance requires lessees to classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. The classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and related liability for most leases with a term of greater than 12 months, regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new guidance is expected to result in the recognition of a right-of-use asset and related liability to account for the Company’s future obligations under the ground lease arrangements for which the Company is the lessee. As of March 31, 2017, the remaining contractual payments under the ground lease agreements aggregated $348,000. Additionally, the new guidance will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. This guidance is effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The guidance must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements.

In January, 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business, which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. Under the new guidance, a set of transferred assets and activities is not a business when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If a set of transferred assets and activities does not meet this threshold, then an entity must evaluate whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein. Early adoption is permitted. The guidance will be applied prospectively to any transactions occurring within the period of adoption. The Company adopted the guidance effective January 1, 2017 and expects the guidance will likely result in future acquisitions of operating properties being accounted for as asset acquisitions instead of business combinations with transaction costs of such acquisitions to be capitalized as part of the purchase price of the acquisition. Prior to the adoption of the new guidance, the Company accounted for acquisitions of operating properties as business combinations and expensed transaction costs as acquisition-related expenses.

3. Real estate facilities

The activity in real estate facilities for the three months ended March 31, 2017 is as follows (in thousands):

		Buildings and	Accumulated
	Land	Improvements	Depreciation	Total
Balances at December 31, 2016	$789,531	$2,226,881	$(1,159,808)	$1,856,604
Capital expenditures	—	8,844	—	8,844
Disposals	—	(3,977)	3,977	—
Depreciation and amortization	—	—	(23,078)	(23,078)
Balances at March 31, 2017	$789,531	$2,231,748	$(1,178,909)	$1,842,370

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

The Company did not acquire any assets or assume any liabilities during the three months ended March 31, 2017 and 2016.

During the three months ended March 31, 2017, the Company sold development rights it held to build medical office buildings on land adjacent to its Westech Business Park in Silver Spring, Maryland for $6.5 million. The Company had acquired the development rights as part of its 2006 acquisition of the park. The Company has received $4.0 million of proceeds, of which $1.5 million was received in prior years and $2.5 million was received in March, 2017. The Company recorded a gain of $3.9 million related to the proceeds received through March 31, 2017 less transaction costs of $135,000 as these amounts are non-refundable. The Company will report an additional gain of $2.5 million when the final proceeds are received in the fourth quarter of 2017 and the remaining contingencies have lapsed.

4. Investment in and advances to unconsolidated joint venture

In 2013, the Company entered into a joint venture known as Amherst JV LLC (the “Joint Venture”) with an unrelated real estate development company (the “JV Partner”) for the purpose of developing a 395-unit multi-family building on a five-acre site within The Mile in Tysons, Virginia (the “Project”).  PSB holds a 95.0% interest in the Joint Venture with the remaining 5.0% held by the JV Partner. The JV Partner is responsible for the development and construction of the Project and through an affiliate will oversee the leasing and management of the Project. The Project is expected to deliver its first completed units in the spring of 2017, with final completion expected in early 2018.

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

The Company’s investment in and advances to unconsolidated joint venture was $82.1 million and $67.2 million as of March 31, 2017 and December 31, 2016, respectively. For the three months ended March 31, 2017, the Company made loan advances of $14.9 million and capitalized $279,000 of interest. For the three months ended March 31, 2016, the Company made capital contributions of $3.6 million and capitalized $394,000 of interest.

5. Leasing activity

The Company leases space in its real estate facilities to tenants primarily under non-cancelable leases generally ranging from one to 10 years. Future minimum rental revenues, excluding recovery of operating expenses under these leases, are as follows as of March 31, 2017 (in thousands):

Remainder of 2017	$211,806
2018	228,153
2019	159,029
2020	104,012
2021	70,731
Thereafter	128,044
Total	$901,775

In addition to minimum rental payments, certain tenants reimburse the Company for their pro rata share of specified operating expenses. Such reimbursements amounted to $23.1 million and $20.8 million for the three months ended March 31, 2017 and 2016, respectively. These amounts are included as rental income in the accompanying consolidated statements of income.

Leases accounting for 3.6% of total leased square footage are subject to termination options, of which 2.3% of total leased square footage have termination options exercisable through December 31, 2017. In general, these leases provide for termination payments should the termination options be exercised. The future minimum rental revenues in the above table assume such options are not exercised.

6. Bank loans

In January, 2017, the Company modified and extended the terms of its line of credit (the “Credit Facility”) and the Company’s related guaranty with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires January 10, 2022. The rate of interest charged on borrowings is based on the LIBOR plus 0.80% to LIBOR plus 1.55% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.825%. In addition, the Company is required to pay an annual facility fee ranging from 0.10% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). In connection with the extension, the Company paid $613,000 of loan origination costs. As of

March 31, 2017, the Company had $107.0 million outstanding on the Credit Facility at an interest rate of 1.68%. Subsequent to March 31, 2017, the Company repaid $7.0 million on the Credit Facility. The Company had no balance outstanding on the Credit Facility at December 31, 2016. The Company had $1.1 million and $539,000 of unamortized loan origination costs as of March 31, 2017 and December 31, 2016, respectively, which is included in other assets in the accompanying consolidated balance sheets. The Credit Facility requires the Company to meet certain covenants, all of which the Company was in compliance with as of March 31, 2017. Interest on outstanding borrowings is payable monthly.

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

At March 31, 2017, there were 7,305,355 common units owned by PS, which are accounted for as noncontrolling interests. Combined with PS’s existing common stock ownership, on a fully converted basis, PS has a combined ownership of 41.9% (or 14.5 million shares) of the Company’s common equity.

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

The property management contract with PS is for a seven-year term with the agreement automatically extending for an additional one-year period upon each one-year anniversary of its commencement (unless cancelled by either party). Either party can give notice of its intent to cancel the agreement upon expiration of its current term. Management fee revenues under this contract were $128,000 for the three months ended March 31, 2017 and 2016.

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

Either the Company or PS can cancel the property management contract upon 60 days’ notice. Management fee expenses under the contract were $22,000 and $21,000 for the three months ended March 31, 2017 and 2016, respectively.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space, which are allocated between the Company and PS in accordance with a methodology intended to fairly allocate those costs. Costs allocated to the Company totaled $132,000 and  $123,000 for the three months ended March 31, 2017 and 2016, respectively. Costs allocated to PS totaled $8,000 for the three months ended March 31, 2017.

The Company had net amounts due from PS of $164,000 and $295,000 at March 31, 2017 and December 31, 2016, respectively, for these contracts, as well as for certain operating expenses paid by the Company on behalf of PS.

9. Shareholders’ equity

Preferred stock

As of March 31, 2017 and December 31, 2016, the Company had the following series of preferred stock outstanding:

		Earliest Potential	Dividend	Shares	Amount
Series	Issuance Date	Redemption Date	Rate	Outstanding	(in thousands)
Series T	May, 2012	May, 2017	6.000%	14,000	$350,000
Series U	September, 2012	September, 2017	5.750%	9,200	230,000
Series V	March, 2013	March, 2018	5.700%	4,400	110,000
Series W	October, 2016	October, 2021	5.200%	7,590	189,750
Total				35,190	$879,750

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

The Company paid $13.3 million and $13.8 million in distributions to its preferred shareholders for the three months ended March 31, 2017 and 2016, respectively.

Holders of the Company’s preferred stock will not be entitled to vote on most matters, except under certain conditions. In the event of a cumulative arrearage equal to six quarterly dividends, the holders of the preferred stock will have the right to elect two additional members to serve on the Company’s Board of Directors (the “Board”) until all events of default have been cured. At March 31, 2017, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the preferred stock is not redeemable prior to the previously noted redemption dates. On or after the respective redemption dates, the respective series of preferred stock will be redeemable, at the option of the Company, in whole or in part, at $25.00 per depositary share, plus any accrued and unpaid dividends. The Company had $28.4 million of deferred costs in connection with the issuance of preferred stock as of March 31, 2017 and December 31, 2016, which the Company will report as additional non-cash distributions upon notice of its intent to redeem such shares.

Common stock

During the three months ended March 31, 2017, the Board increased its quarterly dividends from $0.75 per common share to $0.85 per common share.

The Company paid $23.1 million ($0.85 per common share) and $20.3 million ($0.75 per common share) in distributions to its common shareholders for the three months ended March 31, 2017 and 2016, respectively.

No shares of common stock were repurchased under the board-approved common stock repurchase program during either of the three months ended March 31, 2017 and 2016.

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

No options were granted for the three months ended March 31, 2017 and 2016.

The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2017 and 2016 was $88.91 and $83.59, respectively. The Company calculated the fair value of each restricted stock unit grant using the market value on the date of grant.

At March 31, 2017, there was a combined total of 1.1 million options and restricted stock units authorized to be granted.

Information with respect to outstanding options and nonvested restricted stock units granted under the 2003 Plan and 2012 Plan is as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
Options:	Options	Exercise Price	Contract Life	(in thousands)
Outstanding at December 31, 2016	229,655	$68.93
Granted	—	$—
Exercised	(10,344)	$66.63
Forfeited	—	$—
Outstanding at March 31, 2017	219,311	$69.03	5.34 Years	$10,028
Exercisable at March 31, 2017	147,224	$58.19	3.96 Years	$8,329

		Weighted
	Number of	Average Grant
Restricted Stock Units:	Units	Date Fair Value
Nonvested at December 31, 2016	144,693	$58.56
Granted	100,150	$88.91
Vested	(67,914)	$83.05
Forfeited	(700)	$89.83
Nonvested at March 31, 2017	176,229	$77.30

Effective March, 2014, the Company entered into a performance-based restricted stock unit program, the Senior Management Long-Term Equity Incentive Program for 2014-2017 (“LTEIP”), with certain employees of the Company. Under the LTEIP, the Company established three levels of targeted restricted stock unit awards for certain employees, which would be earned only if the Company achieved one of three defined targets during 2014 to 2017. Under the LTEIP there is an annual award following the end of each of the four years in the program, with the award subject to and based on the achievement of total return targets during the previous year, as well as an award based on achieving total return targets during the cumulative four-year period 2014-2017. In the event the minimum defined target is not achieved for an annual award, the restricted stock units allocated to be awarded for such year are added to the restricted stock units that may be received if the four-year target is achieved. All restricted stock unit awards under the LTEIP vest in four equal annual installments beginning from the date of award. Up to 100,150 restricted stock units would be awarded for each of the four years assuming achievement was met and up to 93,400 restricted stock units would be awarded for the cumulative four-year period assuming achievement was met. Compensation expense is recognized based on the restricted stock units expected to be awarded based on the target level that is expected to be achieved. Net compensation expense of $1.8 million and $2.5 million related to the LTEIP was recognized for the three months ended March 31, 2017 and 2016, respectively.

In connection with the LTEIP, targets for 2016 were achieved at the highest threshold total return level. As such, 100,150 restricted stock units were granted during the three months ended March 31, 2017 at a weighted average grant date fair value of $88.91.

Included in the Company’s consolidated statements of income for the three months ended March 31, 2017 and 2016, was $49,000 and $131,000, respectively, in net compensation expense related to stock options. Net compensation expense of $2.0 million and $2.6 million related to restricted stock units was recognized during the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, there was $480,000 of unamortized compensation expense related to stock options expected to be recognized over a weighted average period of 3.4 years. As of March 31, 2017, there was $11.7 million of unamortized compensation expense related to restricted stock units expected to be recognized over a weighted average period of 3.4 years.

Cash received from 10,344 stock options exercised during the three months ended March 31, 2017 was $689,000.  Cash received from 16,823 stock options exercised during the three months ended March 31, 2016 was $900,000. The aggregate intrinsic value of the stock options exercised was $513,000 and $723,000 during the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017,  67,914 restricted stock units vested; in settlement of these units,  38,008 shares were issued, net of 29,906 shares applied to payroll taxes. The aggregate fair value of the shares vested for the three months ended March 31, 2017 was $7.6 million. During the three months ended March 31, 2016,  43,689 restricted stock units vested; in settlement of these units, 25,604 shares were issued, net of 18,085 shares applied to payroll taxes. The aggregate fair value of the shares vested for the three months ended March 31, 2016 was $3.6 million. In addition to the vesting of these shares, tax deposits totaling $3.4 million and $1.8 million were made during the three months ended March 31, 2017 and 2016, respectively, on behalf of employees in exchange for common shares withheld upon vesting.

In April, 2015, the shareholders of the Company approved the issuance of up to 130,000 shares of common stock under the Retirement Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan, the Company grants 1,000 shares of common stock for each year served as a director up to a maximum of 8,000 shares issued upon retirement. The Company recognizes compensation expense over the requisite service period. As a result, included in the Company’s consolidated statements of income was $76,000 and $83,000 in compensation expense for the three months ended March 31, 2017 and 2016, respectively.  As of March 31, 2017 and 2016, there was $811,000 and $1.1 million, respectively, of unamortized compensation expense related to these shares. No shares were issued during the three months ended March 31, 2017 and 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, are made throughout this Quarterly Report on Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including but not limited to: (a) changes in general economic and business conditions; (b) decreases in rental rates or increases in vacancy rates/failure to renew or replace expiring leases; (c) tenant defaults; (d) the effect of the recent credit and financial market conditions; (e) our failure to maintain our status as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended; (f) the economic health of our tenants; (g) increases in operating costs; (h) casualties to our properties not covered by insurance; (i) the availability and cost of capital; (j) increases in interest rates and its effect on our stock price; and (k) other factors discussed under the heading “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements, except as required by law.

Overview

As of March 31, 2017, the Company owned and operated 28.1 million rentable square feet of multi-tenant flex, industrial and office properties concentrated primarily in six states.

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

Critical Accounting Policies and Estimates: Our accounting policies are described in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q. We believe our most critical accounting policies relate to revenue recognition, property acquisitions, allowance for doubtful accounts, impairment of long-lived assets, depreciation, accruals of operating expenses and accruals for contingencies, each of which are more fully described in “Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2016.

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

On September 28, 2016, the Company acquired two multi-tenant office buildings, which comprise the 226,000 square feet of Non-Same Park portfolio (defined below), in Rockville, Maryland, for a purchase price of $13.3 million. As of March 31, 2017, the occupancy rate of this asset remained unchanged since the date of acquisition at 18.5%. The Company had 184,000 square feet of vacant space spread within the acquired buildings as of March 31, 2017.

The buildings are located within Shady Grove Executive Park, where the Company owns three other buildings aggregating 352,000 square feet, which were 91.8% leased as of March 31, 2017.

As of November 1, 2016, the Company transferred a 123,000 square foot building also located within The Mile in Tysons, Virginia to land and building held for development, as the Company is pursuing entitlements to develop an additional multi-family complex on this site. The scope and timing of any future development will be subject to a variety of approvals and contingencies. Prior to being classified as land and building held for development, the building was occupied by a single user. The net operating income (“NOI”) associated with the prior tenant is reflected as NOI from asset held for development.

In 2013, the Company entered into a joint venture known as Amherst JV LLC (the “Joint Venture”) with an unrelated real estate development company (the “JV Partner”) for the purpose of developing a 395-unit multi-family building on a five-acre site within The Mile in Tysons, Virginia (the “Project”). PSB holds a 95.0% interest in the Joint Venture with the remaining 5.0% held by the JV Partner. The JV Partner is responsible for the development and construction of the Project and through an affiliate will oversee the leasing and management of the Project. The Project is expected to deliver its first completed units in the spring of 2017, with final completion expected in early 2018.

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

Along with the equity capital the Company has committed to the Joint Venture, the Company has also agreed to provide the Joint Venture with a construction loan in the amount of $75.0 million. The Joint Venture will pay interest under the construction loan at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The loan will mature on April 5, 2019 with two one-year extension options. The Company has reflected the aggregate value of the contributed site, its’ equity contributions, capitalized interest and loan advances to date as investment in and advances to unconsolidated joint venture. The aggregate amount of development costs are estimated to be $105.6 million (excluding unrealized land appreciation), of which the Company is committed to funding $75.0 million through a construction loan ($49.2 million was outstanding as of March 31, 2017) in addition to capital contributions of $28.5 million, which includes a land basis of $15.3 million, to the Joint Venture.

The Company’s investment in and advances to unconsolidated joint venture was $82.1 million and $67.2 million at March 31, 2017 and December 31, 2016, respectively. For the three months ended March 31, 2017, the Company made loan advances of $14.9 million and capitalized $279,000 of interest.

During the three months ended March 31, 2017, the Company sold development rights it held to build medical office buildings on land adjacent to its Westech Business Park in Silver Spring, Maryland for $6.5 million. The Company had acquired the development rights as part of its 2006 acquisition of the park. The Company has received $4.0 million of proceeds, of which $1.5 million was received in prior years and $2.5 million was received in March, 2017. The Company recorded a gain of $3.9 million related to the proceeds received through March 31, 2017 less transaction costs of $135,000 as these amounts are non-refundable. The Company will report an additional gain of $2.5 million when the final proceeds are received in the fourth quarter of 2017 and the remaining contingencies have lapsed.

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

Key Operating Metrics

The Company’s operations are substantially concentrated in eight regions. Each of the eight regions in which the Company owns assets is subject to its own unique market influences. All operating metrics discussed in this section as of and for the three months ended March 31, 2017 and 2016 exclude asset held for development. Management believes excluding the results of such assets provides the most relevant perspective on the ongoing operations of the Company. Please refer to “Part I, Item 1. Financial Statements” included in this Quarterly Report on Form 10-Q for financial metrics that include results from asset held for development.

Net Operating Income: Rental income, cost of operations and rental income less cost of operations, excluding depreciation and amortization, or NOI, are summarized for the three months ended March 31, 2017 and 2016.  NOI is a non-GAAP financial measure that is often used by investors to determine the performance and value of commercial real estate.  Depreciation and amortization have been excluded from NOI as they are generally not used in determining the value of commercial real estate by management or the investment community. Depreciation and amortization are generally not used in determining value as they consider the historical costs of an asset compared to its current value; therefore, to understand the effect of the assets’ historical cost on the Company’s results, investors should look at GAAP financial measures, such as total operating costs including depreciation and amortization. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP. As part of the tables below, we have reconciled total NOI to net income, which we consider the most directly comparable financial measure calculated in accordance with GAAP.

To present comparative results,  for the purpose of computing NOI, the tables below exclude amortization of the Senior Management Long-Term Equity Incentive Plan (“LTEIP”) for the three months ended March 31, 2017 and 2016.

Concentration of Portfolio by Region: The table below reflects the Company’s square footage based on regional concentration as of March 31, 2017. As part of the table below, we have reconciled total NOI to net income (in thousands):

		Percent of		NOI
	Square	Square	Occupancy at	For The Three Months	Percent
Region	Footage	Footage	March 31, 2017	Ended March 31, 2017	of Total NOI
California
Northern California	7,245	25.7%	98.2%	$17,406	24.9%
Southern California	3,988	14.2%	95.7%	10,989	15.7%
Texas
Northern Texas	3,125	11.1%	91.2%	5,546	8.0%
Southern Texas	1,963	7.0%	93.7%	5,028	7.2%
Virginia	3,917	14.0%	90.3%	12,971	18.6%
Florida	3,866	13.8%	97.7%	7,186	10.3%
Maryland	2,578	9.2%	81.8%	7,686	11.0%
Washington	1,390	5.0%	98.6%	3,012	4.3%
Total	28,072	100.0%	94.1%	$69,824	100.0%

Reconciliation of NOI to net income

Total NOI				$69,824
Other income and (expenses):
LTEIP amortization:
Cost of operations				(796)
General and administrative				(973)
Facility management fees				128
Other income and (expenses)				(79)
Depreciation and amortization				(23,078)
Adjusted general and administrative (1)				(1,858)
Gain on sale of development rights				3,865
Net income				$47,033

____________________________

(1)	Adjusted general and administrative expenses exclude LTEIP amortization of $973,000 for the three months ended March 31, 2017.

Leasing Production: During the first three months of 2017, the Company executed leases comprising 1.8 million square feet of space (1.2 million square feet of lease renewals and 615,000 square feet of new leases) while achieving initial rental rate growth on new and renewed leases of 3.5% over expiring rents. Total portfolio occupancy percentage decreased by 30 basis points to 94.1%  since December 31, 2016.

The following table summarizes the Company’s leasing production by these eight regions for the three months ended March 31, 2017 (in thousands):

			Transaction
	Leasing	Tenant	Costs per	Rental
Markets	Volume	Retention	Executed Foot	Rate Change (1)
Northern California	245	70.4%	$1.94	20.4%
Southern California	306	56.8%	$2.29	6.4%
Northern Texas	226	75.2%	$2.14	2.9%
Southern Texas	80	19.5%	$5.03	15.1%
Virginia	230	55.4%	$7.85	(4.4%)
Florida	315	69.1%	$2.24	2.6%
Maryland	128	74.8%	$6.65	(14.3%)
Washington	225	96.0%	$0.48	10.2%
Total	1,755	66.1%	$3.15	3.5%

____________________________

(1)

Rental rate change is computed by taking the percentage difference between outgoing rents and incoming rents for leases executed during the period. Leases executed on spaces vacant for more than the preceding twelve months have been excluded.

During the first three months of 2017, most markets continued to reflect favorable conditions allowing for stable occupancy as well as increasing rental rates. With the exception of the Virginia and Maryland markets, new rental rates for the Company improved over expiring rental rates on executed leases as economic conditions and tenant demand remained healthy. The Virginia and Maryland markets continue to experience soft market conditions as evidenced by continued pressure on occupancy and rental rates. Given lease expirations of 1.4 million square feet in Virginia and 921,000 square feet in Maryland through December 31, 2018, the Company may continue to experience a decrease in rental income in these markets.

Scheduled Lease Expirations: The following table sets forth the lease expirations for all operating assets as of March 31, 2017 (dollars and square feet in thousands):

					Percent of
		Rentable Square	Percent of	Annualized Rental	Annualized Rental
	Number of	Footage Subject to	Total Leased	Income Under	Income Represented
Year of Lease Expiration	Tenants	Expiring Leases	Square Footage	Expiring Leases	by Expiring Leases
Remainder of 2017	1,739	4,483	17.1%	$68,756	16.8%
2018	1,462	6,115	23.4%	96,965	23.7%
2019	886	5,659	21.6%	83,575	20.4%
2020	405	4,011	15.3%	57,467	14.0%
2021	250	2,178	8.3%	33,455	8.2%
Thereafter	192	3,738	14.3%	69,185	16.9%
Total	4,934	26,184	100.0%	$409,403	100.0%

Our ability to re-lease available space will depend upon market conditions in the specific submarkets in which our properties are located. As a result, we cannot predict with certainty the rate at which expiring leases will be re-leased.

Concentration of Credit Risk by Industry: The information below depicts the industry concentration of our tenant base as of March 31, 2017.  The Company analyzes this concentration to minimize significant industry exposure risk.

Percent of
Annualized
Industry	Rental Income
Business services	18.1%
Warehouse, distribution, transportation and logistics	11.0%
Health services	10.0%
Computer hardware, software and related services	9.9%
Government	7.9%
Retail, food, and automotive	7.2%
Engineering and construction	7.0%
Insurance and financial services	4.2%
Electronics	3.1%
Home furnishings	3.0%
Aerospace/defense products and services	2.8%
Communications	2.1%
Educational services	1.7%
Other	12.0%
Total	100.0%

The information below depicts the Company’s top 10 customers by annualized rental income as of March 31, 2017 (in thousands):

			Percent of
		Annualized	Annualized
Tenants	Square Footage	Rental Income (1)	Rental Income
US Government	662	$16,680	4.2%
Lockheed Martin Corporation	168	4,441	1.1%
Kaiser Permanente	158	4,161	1.0%
Keeco, L.L.C.	460	3,547	0.9%
Luminex Corporation	185	3,187	0.8%
MAXIMUS, Inc.	102	2,075	0.5%
KZ Kitchen Cabinet & Stone	181	2,026	0.5%
Investorplace Media, LLC	46	1,814	0.5%
Inova Health Care Services	63	1,792	0.4%
Raytheon	78	1,666	0.4%
Total	2,103	$41,389	10.3%

____________________________

(1)	For leases expiring prior to December 31, 2017, annualized rental income represents income to be received under existing leases from April 1, 2017 through the date of expiration.

Comparative Analysis of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

Results of Operations: In order to evaluate the performance of the Company’s portfolio over comparable periods, management analyzes the operating performance of properties owned and operated throughout both periods (herein referred to as “Same Park”). The Same Park portfolio includes all operating properties acquired prior to January 1, 2015. Operating properties acquired subsequently are referred to as “Non-Same Park.” For the three months ended March 31, 2017 and 2016, the Same Park facilities constitute 27.9 million rentable square feet, representing 99.3% of the 28.1 million square feet in the Company’s total portfolio as of March 31, 2017.

The following table presents the operating results of the Company’s properties for the three months ended March 31, 2017 and 2016 in addition to other income and expenses items affecting net income. For comparative purposes, the Company adjusts certain items from rental income, cost of operations and general and administrative expenses (in thousands, except per square foot data):

	For The Three Months
	Ended March 31,
	2017	2016	Change
Adjusted rental income:
Same Park (27.9 million rentable square feet)	$99,770	$95,002	5.0%
Non-Same Park (226,000 rentable square feet)	291	—	100.0%
Total adjusted rental income (1)	100,061	95,002	5.3%
Adjusted cost of operations:
Same Park	29,883	30,817	(3.0%)
Non-Same Park	354	—	100.0%
Total adjusted cost of operations (2)	30,237	30,817	(1.9%)
Net operating income
Same Park	69,887	64,185	8.9%
Non-Same Park	(63)	—	(100.0%)
Total net operating income	69,824	64,185	8.8%
Other income and (expenses):
NOI from asset held for development (1) (2)	—	630	(100.0%)
LTEIP amortization:
Cost of operations	(796)	(864)	(7.9%)
General and administrative	(973)	(1,604)	(39.3%)
Facility management fees	128	128	—
Other income and (expenses)	(79)	(2,923)	(97.3%)
Depreciation and amortization	(23,078)	(25,041)	(7.8%)
Adjusted general and administrative (3)	(1,858)	(2,031)	(8.5%)
Gain on sale of development rights	3,865	—	100.0%
Net income	$47,033	$32,480	44.8%

Same Park gross margin (4)	70.0%	67.6%	3.6%
Same Park weighted average occupancy	94.6%	94.1%	0.5%
Same Park period end occupancy	94.7%	94.1%	0.6%
Non-Same Park weighted average occupancy	18.5%	0.0%	100.0%
Same Park annualized realized rent per square foot (5)	$15.16	$14.51	4.5%

____________________________

(1)	Adjusted rental income excludes rental income from asset held for development of $843,000 for the three months ended March 31, 2016.
(2)

Adjusted cost of operations excludes LTEIP amortization of $796,000 and $864,000 for the three months ended March 31, 2017 and 2016, respectively, as well as, cost of operations from asset held for development of $213,000 for the three months ended March 31, 2016.

(3)	Adjusted general and administrative expenses exclude LTEIP amortization of $973,000 and $1.6 million for the three months ended March 31, 2017 and 2016, respectively.
(4)	Computed by dividing Same Park NOI by Same Park rental income.
(5)	Represents the annualized Same Park adjusted rental income earned per occupied square foot.

Rental Income:

•	Rental income increased $4.2 million, or 4.4%, from $95.8 million for the three months ended March 31, 2016 to $100.1 million for the three months ended March 31, 2017.
•	Adjusted rental income from the Same Park portfolio increased $4.8 million, or 5.0%, due to an increase in occupancy and executed rental rates.
•	Adjusted rental income from the Non-Same Park facilities increased $291,000 resulting from an asset acquisition during the third quarter of 2016.

Facility Management Fees: Facility management fees, derived from Public Storage (“PS”), account for a small portion of the Company’s revenues. Revenue was recognized from facility management fees of $128,000 for the three months ended March 31, 2017 and 2016.

Cost of Operations: The following table summarizes the cost of operations for the Company’s properties for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months
	Ended March 31,
	2017	2016	% Change
Same Park
Property taxes	$10,202	$9,669	5.5%
Utilities	5,908	6,236	(5.3%)
Repairs and maintenance	6,644	7,909	(16.0%)
Other expenses	7,129	7,003	1.8%
Total Same Park	29,883	30,817	(3.0%)
Non-Same Park	354	—	100.0%
Total adjusted cost of operations	30,237	30,817	(1.9%)
LTEIP amortization	796	864	(7.9%)
Asset held for development	—	213	(100.0%)
Total cost of operations	$31,033	$31,894	(2.7%)

•

Adjusted cost of operations from the Same Park portfolio decreased $934,000 million, or 3.0%, due to decreases in repairs and maintenance and utility costs resulting from mild snow conditions in Maryland and Virginia in 2017 partially offset by an increase in property taxes.

•	Adjusted cost of operations from the Non-Same Park facilities increased $354,000 resulting from an asset acquisition during the third quarter of 2016.

Depreciation and Amortization Expense: Depreciation and amortization expense was $23.1 million for the three months ended March 31, 2017 compared to $25.0 million for the same period in 2016.  The decrease in depreciation and amortization expense was due to assets being fully depreciated.

General and Administrative Expenses:

•	For the three months ended March 31, 2017, general and administrative expenses decreased $804,000, or 22.1%, from 2016 primarily due to a change in senior management during the third quarter of 2016.
•	Adjusted general and administrative expenses decreased $173,000, or 8.5%, tied to accelerated stock compensation related to a director retiring during the first quarter of 2016.

Net Income Allocable to Noncontrolling Interests: Net income allocable to noncontrolling interests reflects the net income allocable to equity interests in PS Business Parks, L.P. (the “Operating Partnership”) that are not owned by the Company. Net income allocable to noncontrolling interests was $7.1 million and $3.9 million for the three months ended March 31, 2017 and 2016, respectively. The increase was primarily due to a gain on sale of development rights in Silver Spring, Maryland, an increase in overall NOI and reduced interest expense resulting from the repayment of a $250.0 million mortgage note.

Supplemental Property Data and Trends: NOI is summarized for the three months ended March 31, 2017 and 2016 by region below. See above for more information on NOI, including why the Company presents NOI and how the Company uses NOI. The Company’s calculation of NOI may not be comparable to those of other companies and should not be used as an alternative to measures of performance calculated in accordance with GAAP.

The following table summarizes the Same Park and Non-Same Park operating results by region for the three months ended March 31, 2017 and 2016. In addition, the table reflects the comparative impact on the overall adjusted rental income, adjusted cost of operations and NOI from properties that have been acquired since January 1, 2015, and the impact of such is included in Non-Same Park facilities in the table below. As part of the table below, we have reconciled total NOI to net income (in thousands):

	For the Three Months Ended March 31,
	Adjusted	Adjusted		Adjusted	Adjusted
	Rental	Rental		Cost of	Cost of
	Income	Income	Increase	Operations	Operations	Increase	NOI	NOI	Increase
Region	2017	2016	(Decrease)	2017	2016	(Decrease)	2017	2016	(Decrease)

Same Park
Northern California	$23,296	$21,281	9.5%	$5,890	$5,463	7.8%	$17,406	$15,818	10.0%
Southern California	15,773	14,618	7.9%	4,784	4,555	5.0%	10,989	10,063	9.2%
Northern Texas	8,288	7,873	5.3%	2,742	2,901	(5.5%)	5,546	4,972	11.5%
Southern Texas	7,516	7,055	6.5%	2,488	2,342	6.2%	5,028	4,713	6.7%
Virginia	19,089	19,248	(0.8%)	6,118	7,184	(14.8%)	12,971	12,064	7.5%
Florida	9,937	9,391	5.8%	2,751	2,678	2.7%	7,186	6,713	7.0%
Maryland	11,860	11,775	0.7%	4,111	4,642	(11.4%)	7,749	7,133	8.6%
Washington	4,011	3,761	6.6%	999	1,052	(5.0%)	3,012	2,709	11.2%
Total Same Park	99,770	95,002	5.0%	29,883	30,817	(3.0%)	69,887	64,185	8.9%
Non-Same Park
Maryland	291	—	100.0%	354	—	100.0%	(63)	—	(100.0%)
Total Non-Same Park	291	—	100.0%	354	—	100.0%	(63)	—	(100.0%)
Total	$100,061	$95,002	5.3%	$30,237	$30,817	(1.9%)	$69,824	$64,185	8.8%

Reconciliation of NOI to net income
Total NOI							$69,824	$64,185	8.8%
Other income and (expenses):
NOI from asset held for development							—	630	(100.0%)
LTEIP amortization:
Cost of operations							(796)	(864)	(7.9%)
General and administrative							(973)	(1,604)	(39.3%)
Facility management fees							128	128	—
Other income and (expenses)							(79)	(2,923)	(97.3%)
Depreciation and amortization							(23,078)	(25,041)	(7.8%)
Adjusted general and administrative							(1,858)	(2,031)	(8.5%)
Gain on sale of development rights							3,865	—	100.0%
Net income							$47,033	$32,480	44.8%

The following table summarizes Same Park and Non-Same Park recurring capital expenditures (as defined below) and the related percentage of NOI by region for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
				Recurring
	Recurring			Capital Expenditures
	Capital Expenditures			as a Percentage of NOI
Region	2017	2016	Change	2017	2016

Same Park
Northern California	$649	$979	(33.7%)	3.7%	6.2%
Southern California	900	1,171	(23.1%)	8.2%	11.6%
Northern Texas	487	905	(46.2%)	8.8%	18.2%
Southern Texas	77	455	(83.1%)	1.5%	9.7%
Virginia	2,280	1,370	66.4%	17.6%	11.4%
Florida	708	575	23.1%	9.9%	8.6%
Maryland	1,935	576	235.9%	25.0%	8.1%
Washington	178	263	(32.3%)	5.9%	9.7%
Total Same Park	7,214	6,294	14.6%	10.3%	9.8%
Non-Same Park
Maryland	1,445	—	100.0%	—	—
Total Non-Same Park	1,445	—	100.0%	—	—
Total	$8,659	$6,294	37.6%	12.4%	9.8%

The following table summarizes Same Park weighted average occupancy rates and annualized realized rent per square foot by region for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,
				Annualized Realized
	Weighted Average Occupancy Rates			Rent Per Square Foot
Region	2017	2016	Change	2017	2016	Change

Northern California	97.8%	96.6%	1.2%	$13.15	$12.17	8.1%
Southern California	96.0%	94.3%	1.8%	$16.49	$15.55	6.0%
Northern Texas	90.5%	89.3%	1.3%	$11.71	$11.27	3.9%
Southern Texas	94.3%	95.9%	(1.7%)	$16.23	$14.99	8.3%
Virginia	90.4%	92.9%	(2.7%)	$21.55	$21.15	1.9%
Florida	97.6%	95.1%	2.6%	$10.54	$10.22	3.1%
Maryland	87.2%	88.4%	(1.4%)	$23.13	$22.64	2.2%
Washington	98.7%	98.2%	0.5%	$11.70	$11.03	6.1%
Total Same Park	94.6%	94.1%	0.5%	$15.16	$14.51	4.5%

Tenant Credit Risk: The Company historically has experienced a low level of write-offs of uncollectable rents, but there is inherent uncertainty in a tenant’s ability to continue paying rent and meet its full lease obligation. The table below summarizes the impact to the Company from tenants’ inability to pay rent or continue to meet their lease obligations (in thousands):

	For The Three Months
	Ended March 31,
	2017	2016
Write-offs of uncollectible rent	$172	$142
Write-offs as a percentage of rental income	0.2%	0.1%
Square footage of leases terminated prior to their scheduled expiration
due to business failures/bankruptcies	69	100
Accelerated depreciation and amortization related to unamortized tenant improvements
and lease commissions associated with early terminations	$64	$71

As of April 24, 2017, the Company had 74,000 square feet of leased space occupied by three tenants that are protected by Chapter 11 of the U.S. Bankruptcy Code. From time to time, tenants contact us, requesting early termination of their lease, reductions in space under lease, or rent deferment or abatement. At this time, the Company cannot anticipate what impact, if any, the ultimate outcome of these discussions will have on our future operating results.

Liquidity and Capital Resources

Cash and cash equivalents decreased $123.9 million from $128.6 million at December 31, 2016 to $4.8 million at March 31, 2017 for the reasons noted below.

Net cash provided by operating activities for the three months ended March 31, 2017 and 2016 was $67.7 million and $57.4 million, respectively. The increase of $10.3 million in net cash provided by operating activities was primarily due to an increase in NOI combined with a reduction in interest paid tied to the repayment of a $250.0 million mortgage note in June, 2016. Management believes that the Company’s internally generated net cash provided by operating activities will be sufficient to enable it to meet its operating expenses, capital expenditures, debt service requirements and distributions to shareholders for the foreseeable future.

Net cash used in investing activities was $22.4 million and $10.4 million for the three months ended March 31, 2017 and 2016, respectively. The change was due to an increase in cash investment in the Joint Venture combined with an increase in cash paid related to capital improvements partially offset by proceeds received from the sale of development rights in Silver Spring, Maryland.

Net cash used in financing activities was $169.2 million and $40.6 million for the three months ended March 31, 2017 and 2016, respectively.  The change was primarily due to the redemption of preferred stock of $230.0 million during the first quarter of 2017 partially offset with increased borrowings from the Credit Facility of $107.0 million.

In January, 2017, the Company modified and extended the terms of its line of credit (the “Credit Facility”) and the Company’s related guaranty with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility has a borrowing limit of $250.0 million and expires January 10, 2022. The rate of interest charged on borrowings is based on the LIBOR plus 0.80% to LIBOR plus 1.55% depending on the Company’s credit ratings. Currently, the Company’s rate under the Credit Facility is LIBOR plus 0.825%. In addition, the Company is required to pay an annual facility fee ranging from 0.10% to 0.30% of the borrowing limit depending on the Company’s credit ratings (currently 0.125%). In connection with the extension, the Company paid $613,000 of loan origination costs. As of March 31, 2017, the Company had $107.0 million outstanding on the Credit Facility at an interest rate of 1.68%. Subsequent to March 31, 2017, the Company repaid $7.0 million on the Credit Facility. The Company had no balance outstanding on the Credit Facility at December 31, 2016. The Company had $1.1 million and $539,000 of unamortized loan origination costs as of March 31, 2017 and December 31, 2016, respectively, which is included in other assets in the accompanying consolidated balance sheets. The Credit Facility requires the Company to meet certain covenants, all of which the Company was in compliance with as of March 31, 2017. Interest on outstanding borrowings is payable monthly.

The Company’s preferred equity outstanding decreased from 21.7% of its market capitalization at December 31, 2016 to 17.8% at March 31, 2017 primarily due to a decrease in preferred stock outstanding from $1.1 billion at December 31, 2016 to $879.8 million at March 31, 2017.  The Company calculates market capitalization by adding (1) the liquidation preference of the Company’s outstanding preferred equity, (2) principal value of the Company’s outstanding debt and (3) the total number of common shares and common units outstanding multiplied by the closing price of the stock on that date.

The Company focuses on retaining cash for reinvestment, as we believe this provides us the greatest level of financial flexibility. As operating fundamentals improve, additional increases in distributions to the Company’s common shareholders may be required. The Company will continue to monitor its taxable income and the corresponding dividend requirements. During the first quarter of 2017, the Company increased its quarterly dividend from $0.75 per common share to $0.85 per common share.

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

Repurchase of Common Stock: No shares of common stock were repurchased under the board-approved common stock repurchase program during the three months ended March 31, 2017 or the year ended December 31, 2016.

Investment in and Advances to Unconsolidated Joint Venture: The aggregate amount of development costs are estimated to be $105.6 million (excluding unrealized land appreciation), of which the Company is committed to funding $75.0 million through a construction loan ($49.2 million was outstanding as of March 31, 2017) in addition to capital contributions of $28.5 million, which includes a land basis of $15.3 million, to the Joint Venture. The Company’s investment in and advances to unconsolidated joint venture was $82.1 million and $67.2 million as of March 31, 2017 and December 31, 2016, respectively. For the three months ended March 31, 2017, the Company made loan advances of $14.9 million and capitalized $279,000 of interest.

For the three months ended March 31, 2016, the Company made capital contributions of $3.6 million and capitalized $394,000 of interest.

Capital Expenditures: The Company defines recurring capital expenditures as those necessary to maintain and operate its commercial real estate at its current economic value. During the three months ended March 31, 2017 and 2016, the Company expended $8.7 million and $6.3 million, respectively, in recurring capital expenditures, or $0.30 and $0.23 per weighted average square foot owned, respectively. Tenant improvements exclude tenant reimbursements of $172,000 and $1.3 million for the three months ended March 31, 2017 and 2016, respectively. Nonrecurring capital improvements include property renovations and expenditures related to repositioning acquisitions.

The following table depicts capital expenditures (in thousands):

	For The Three Months
	Ended March 31,
	2017	2016
Recurring capital expenditures
Capital improvements	$645	$1,154
Tenant improvements	6,476	3,319
Lease commissions	1,538	1,821
Total recurring capital expenditures	8,659	6,294
Nonrecurring capital improvements	13	205
Total capital expenditures	$8,672	$6,499

Capital expenditures on a per square foot owned basis are as follows:

	For The Three Months
	Ended March 31,
	2017	2016
Recurring capital expenditures
Capital improvements	$0.02	$0.04
Tenant improvements	0.23	0.12
Lease commissions	0.05	0.07
Total recurring capital expenditures	0.30	0.23
Nonrecurring capital improvements	—	0.01
Total capital expenditures	$0.30	$0.24

The increase in recurring capital expenditures of $2.4 million, or 37.6%, was primarily due to large renewals and expansions in the Same Park portfolio during the first quarter of 2017 combined with transaction costs related to the 2016 acquisition.

Distributions: The Company has elected and intends to qualify as a REIT for federal income tax purposes. In order to maintain its status as a REIT, the Company must meet, certain organizational and operational requirements related to its share ownership, sources of income and asset composition. As a REIT, the Company is not taxed on that portion of its taxable income that is distributed to its shareholders provided it meets annual minimum dividend distribution requirements.

During the first quarter of 2017, the Board of Directors of the Company (the “Board”) increased its quarterly dividend from $0.75 per common share to $0.85 per common share, which is an increase of $0.10 or 13.3% over the previous quarter’s distribution.

The Company paid distributions of $35.7 million ($12.6 million to preferred shareholders and $23.1 million to common shareholders) and $34.1 million ($13.8 million to preferred shareholders and $20.3 million to common shareholders) during the three months ended March 31, 2017 and 2016, respectively. All of these distributions were REIT qualifying distributions.

The Board will continue to evaluate our dividend rate in light of our actual and projected taxable income, liquidity requirements and other circumstances, and there can be no assurance that the future dividends declared by our Board will not differ materially.

The Company’s funding strategy has been to primarily use permanent capital, including common and preferred stock, along with internally generated retained cash flows to meet its liquidity needs. In addition, the Company may sell properties that no longer meet its investment criteria. From time to time, the Company may use its Credit Facility or other forms of debt to facilitate real estate acquisitions or other capital allocations. For the three months ended March 31, 2017, the earnings to combined fixed charges and preferred distributions coverage ratio was 3.4 to 1.0. The Company targets a minimum ratio of FFO (as defined below) to combined fixed charges and preferred distributions of 3.0 to 1.0. Fixed charges include interest expense and capitalized interest while preferred distributions include amounts paid to preferred shareholders and preferred Operating Partnership unit holders. For the three months ended March 31, 2017, the FFO to combined fixed charges and preferred distributions coverage ratio was 4.8 to 1.0.

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

FFO should be analyzed in conjunction with net income. However, FFO should not be viewed as substitute for net income as a  measure of operating performance or liquidity, as it does not reflect depreciation and amortization costs or the level of capital expenditure and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially affect the Company’s results of operations.

Management believes FFO provides useful information to the investment community about the Company’s operating performance when compared to the performance of other real estate companies as FFO is generally recognized as the industry standard for reporting operations of REITs. Other REITs may use different methods for calculating FFO and, accordingly, our FFO may not be comparable to other real estate companies’ FFO.

FFO for the Company is computed as follows (in thousands, except per share data):

	For The Three Months
	Ended March 31,
	2017	2016
Net income allocable to common shareholders	$26,392	$14,569
Gain on sale of development rights	(3,865)	—
Depreciation and amortization	23,078	25,041
Net income allocable to noncontrolling interests—common units	7,102	3,936
Net income allocable to restricted stock unit holders	248	142
FFO allocable to common and dilutive shares	52,955	43,688
FFO allocated to noncontrolling interests—common units	(11,142)	(9,233)
FFO allocated to restricted stock unit holders	(406)	(276)
FFO allocated to common shareholders	$41,407	$34,179

Weighted average common shares outstanding	27,148	27,043
Weighted average common Operating Partnership units outstanding	7,305	7,305
Weighted average restricted stock units outstanding	321	223
Weighted average common share equivalents outstanding	86	79
Total common and dilutive shares	34,860	34,650

Net income per common share—diluted	$0.97	$0.54
Gain on sale of development rights (1)	(0.11)	—
Depreciation and amortization (1)	0.66	0.72
FFO per common and dilutive share (1)	$1.52	$1.26

____________________________

(1)	Per share amounts are computed using additional dilutive shares related to noncontrolling interests and restricted stock units.

FFO allocable to common and dilutive shares increased $9.3 million for the three months ended March 31, 2017 compared to 2016. The increase was due to an increase in NOI, reduced interest expense and savings from lower preferred distributions.

Related Party Transactions: As of March 31, 2017, PS owned 7.2 million shares of the Company’s common stock and 7.3 million common units of the Operating Partnership (100.0% of the common units not owned by the Company). Assuming issuance of the Company’s common stock upon redemption of its common partnership units, PS would own 41.9% (or 14.5 million shares) of the outstanding shares of the Company’s common stock at March 31, 2017. Ronald L. Havner, Jr., the Company’s chairman, is also the Chairman of the Board, Chief Executive Officer of PS.

Joseph D. Russell, Jr. is a director of the Company and also President of PS. Gary E. Pruitt, an independent director of the Company is also a trustee of PS.

Pursuant to a cost sharing and administrative services agreement, the Company shares costs with PS for certain administrative services and rental of corporate office space. The administrative services include investor relations, legal, lease administration, corporate tax and information systems, which were allocated between the Company and PS in accordance with a methodology intended to fairly allocate those costs. For the three months ended March 31, 2017, the costs allocated to the Company totaled $132,000 and costs allocated to PS totaled $8,000. In addition, the Company provides property management services for properties owned by PS for a management fee equal to 5% of the gross revenues of such properties in addition to reimbursement of certain costs. These management fee revenues recognized under a management contract with PS totaled $128,000 for the three months ended March 31, 2017 and 2016. PS also provides property management services for the self-storage component of two assets owned by the Company for a fee of 6% of the gross revenues of such properties in addition to reimbursement of certain costs. Management fee expense recognized under the management contract with PS totaled $22,000 and $21,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Contractual Obligations: The Company is scheduled to pay cash dividends of $50.4 million per year on its preferred equity outstanding as of March 31, 2017. Dividends are paid when and if declared by the Company’s Board and accumulate if not paid. Shares of preferred equity are redeemable by the Company in order to preserve its status as a REIT and are also redeemable five years after issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To limit the Company’s exposure to market risk, the Company principally finances its operations and growth with permanent equity capital consisting of either common or preferred stock. As a result, the Company’s debt as a percentage of total equity (based on book values) was 5.9% as of March 31, 2017.

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. See Notes 2 and  6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the terms, valuations and approximate principal maturities of the Company’s indebtedness, including the Credit Facility. Based on borrowing rates currently available to the Company, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2017, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level. The Company also has an investment in an unconsolidated joint venture and because we do not control the joint venture, our disclosure controls and procedures with respect to such joint venture are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not subject to any material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

During the three months ended March 31, 2017, there were no shares of the Company’s common stock repurchased. As of March 31, 2017, 1,614,721 shares remain available for purchase under the program.

See Note 9 to the consolidated financial statements for additional information on repurchases of equity securities.

ITEM 6. EXHIBITS

Exhibits

Exhibit 10.1

Third Amended and Restated Revolving Credit Agreement dated as of January 10, 2017. Filed with Registrant’s Current Report on Form 8-K dated January 11, 2017 (SEC File No. 001-10709) and incorporated herein by reference.

Exhibit 10.2

Third Amended and Restated Repayment Guaranty dated as of January 10, 2017. Filed with Registrant’s Current Report on Form 8-K dated January 11, 2017 (SEC File No. 001-10709) and incorporated herein by reference.

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

Dated: April 28, 2017

PS BUSINESS PARKS, INC.

BY:/s/ Edward A. Stokx
Edward A. Stokx
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits

Exhibit 10.1

Third Amended and Restated Revolving Credit Agreement dated as of January 10, 2017. Filed with Registrant’s Current Report on Form 8-K dated January 11, 2017 (SEC File No. 001-10709) and incorporated herein by reference.

Exhibit 10.2

Third Amended and Restated Repayment Guaranty dated as of January 10, 2017. Filed with Registrant’s Current Report on Form 8-K dated January 11, 2017 (SEC File No. 001-10709) and incorporated herein by reference.

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